Form 10-Q
period 2019-03-31
BGC Partners, Inc.
filed 2019-05-10
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	BGCP	NASDAQ Global Select Market

On May 6, 2019, the registrant had 295,005,663 shares of Class A common stock, $0.01 par value, and 45,884,380 shares of Class B common stock, $0.01 par value, outstanding.

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
•

our relationships and transactions with Cantor Fitzgerald, L.P. and its affiliates, which we refer to as “Cantor,” including Cantor Fitzgerald & Co., which we refer to as “CF&Co,”  and Cantor Commercial Real Estate Company, L.P., which we refer to as “CCRE,” our structure, including BGC Holdings, L.P., which is owned by us, Cantor, and our employee partners, which we refer to as “BGC Holdings,” and our operating partnerships, which are owned jointly by us and BGC Holdings and which we refer to as “BGC U.S. OpCo” and “BGC Global OpCo” and, collectively, as the “BGC OpCos” any related transactions, conflicts of interest or litigation, any impact of Cantor’s results on our credit ratings and associated outlooks, any loans to or from us or Cantor, BGC Holdings, or the BGC OpCos, including the balances and interest rates thereof from time to time, CF&Co’s acting as our sales agent or underwriter under our controlled equity or other offerings, Cantor’s holdings of our debt securities, CF&Co’s acting as a market maker in our debt securities, CF&Co’s acting as our financial advisor in connection with potential business combinations, dispositions, or other transactions and our participation in various investments, stock loans or cash management vehicles placed by or recommended by CF&Co;

•	risks associated with the integration of acquired businesses with our other businesses;
•

economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including uncertainty regarding the nature, timing and consequences of the United Kingdom (“U.K”)’s exit from the European Union (“EU”) following the referendum, withdrawal process, proposed transition period and related rulings, including potential reduction in investment in the U.K., and the pursuit of trade, border control or other related policies by the U.S. and/or other countries, political and labor unrest in France, the impact of U.S. government shutdowns, and the impact of terrorist acts, acts of war or other violence or political unrest, as well as natural disasters or weather-related or similar events, including hurricanes as well as power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services;

•

the effect on our businesses, our clients, the markets in which we operate, and the economy in general of recent changes in the U.S. and foreign tax and other laws, including changes in tax rates, repatriation rules, and deductibility of interest, potential policy and regulatory changes in Mexico, sequestrations, uncertainties regarding the debt ceiling and the federal budget, and other potential political policies and impasses;

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

•

the continuing effects on our businesses and operations of the pro rata distribution, which we refer to as  the “Spin-Off,” to our stockholders, including Cantor and our executive officers,  of all of the shares of common stock of our publicly traded affiliate, Newmark Group, Inc., which we refer to as “Newmark” which were owned by us immediately prior to the effective time of the Spin-Off;  including any equity-based compensation paid to our employees, including our executive officers, in the form of shares of Newmark or units of Newmark Holding, L.P., which we refer to as “Newmark Holdings,” for  services rendered to us, and any equity-based compensation paid to Newmark employees, including our executive officers, in the form of our shares or units of BGC Holdings for services rendered to Newmark, following the Spin-Off;

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

•

risks associated with the temporary or longer-term investment of our available cash, including in the BGC OpCos, including defaults or impairments on our investments, stock loans or cash management vehicles and collectability of loan balances owed to us by partners, employees, the BGC OpCos or others;

•

our ability to enter new markets or develop new products, trading desks, marketplaces, or services for existing or new customers and to induce such customers to use these products, trading desks, marketplaces, or services and to secure and maintain market share;

•

the impact of the Spin-Off and related transactions, our ability to enter into marketing and strategic alliances and business combinations or other transactions in the financial services and other industries, including acquisitions, tender offers, dispositions, reorganizations, partnering opportunities and joint ventures, the anticipated benefits of any such transactions, relationships or growth and the future impact of any such transactions, relationships or growth on our other businesses and our financial results for current or future periods, the integration of any completed acquisitions and the use of proceeds of any completed dispositions, and the value of and any hedging entered into in connection with consideration received or to be received in connection with such dispositions and any transfers thereof;

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
•

our ability to identify and remediate any material weaknesses in our internal controls that could affect our ability to properly maintain books and records, prepare financial statements and reports in a timely manner, control our policies, practices and procedures, operations and assets, assess and manage our operational, regulatory and financial risks, and integrate our acquired businesses and brokers, salespeople, managers and other professionals;

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

•

our ability to meet expectations with respect to payments of dividends and distributions and repurchases of shares of our Class A common stock and purchases or redemptions of limited partnership interests of BGC Holdings, or other equity interests in us or any of our other subsidiaries, including the BGC OpCos, including from Cantor, our executive officers, other employees, partners, and others, and the net proceeds to be realized by us from offerings of our shares of Class A common stock; and

•

the effect on the market for and trading price of our Class A common stock of various offerings and other transactions, including our controlled equity and other offerings of our Class A common stock and convertible or exchangeable securities, our repurchases of shares of our Class A common stock and purchases of BGC Holdings limited partnership interests or other equity interests in us or in our subsidiaries, any exchanges by Cantor of shares of our Class A common stock for shares of our Class B common stock, any exchanges or redemptions of limited partnership units and issuances of shares of Class A common stock in connection therewith, including in corporate or partnership restructurings, our payment of dividends on our Class A common stock and distributions on limited partnership interests of BGC Holdings and the BGC OpCos, convertible arbitrage, hedging, and other transactions engaged in by holders of our outstanding debt or other securities, share sales and stock pledge, stock loan, and other financing transactions by holders of our shares (including by Cantor or others), including of shares acquired pursuant to our employee benefit plans, unit exchanges and redemptions, corporate or partnership restructurings, acquisitions, conversions of our Class B common stock and our other convertible securities, stock pledge, stock loan, or other financing transactions, and distributions from Cantor pursuant to Cantor’s distribution rights obligations and other distributions to Cantor partners, including deferred distribution rights shares.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

(unaudited)

	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$331,668	$336,535
Cash segregated under regulatory requirements	196,448	80,243
Securities owned	60,146	58,408
Marketable securities	29,989	32,064
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	2,007,606	941,866
Accrued commissions and other receivables, net	596,126	516,091
Loans, forgivable loans and other receivables from employees and partners, net	240,283	216,868
Fixed assets, net	169,599	157,169
Investments	36,708	35,403
Goodwill	560,181	504,646
Other intangible assets, net	319,101	298,779
Receivables from related parties	11,229	7,748
Other assets	485,792	246,937
Total assets	$5,044,876	$3,432,757
Liabilities, Redeemable Partnership Interest, and Equity
Short-term borrowings	$5,133	$5,162
Repurchase agreements	4,327	986
Securities loaned	25,068	15,140
Accrued compensation	196,318	195,234
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	1,805,004	769,833
Payables to related parties	38,132	40,155
Accounts payable, accrued and other liabilities	1,058,877	754,819
Notes payable and other borrowings	1,008,231	763,548
Total liabilities	4,141,090	2,544,877
Commitments, contingencies and guarantees (Note 19)
Redeemable partnership interest	25,140	24,706
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 750,000 shares authorized; 343,885 and 341,745 shares issued at March 31, 2019 and December 31, 2018, respectively; and 293,382 and 291,475 shares outstanding at March 31, 2019 and December 31, 2018, respectively	3,439	3,417
Class B common stock, par value $0.01 per share; 150,000 shares authorized; 45,884 shares issued and outstanding at March 31, 2019 and December 31, 2018, convertible into Class A common stock	459	459
Additional paid-in capital	2,210,033	2,208,221
Treasury stock, at cost: 50,503 and 50,270 shares of Class A common stock at March 31, 2019 and December 31, 2018, respectively	(315,210)	(314,240)
Retained deficit	(1,090,585)	(1,105,019)
Accumulated other comprehensive income (loss)	(23,553)	(24,465)
Total stockholders’ equity	784,583	768,373
Noncontrolling interest in subsidiaries	94,063	94,801
Total equity	878,646	863,174
Total liabilities, redeemable partnership interest, and equity	$5,044,876	$3,432,757

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Commissions	$429,520	$407,857
Principal transactions	84,230	91,918
Fees from related parties	5,795	6,299
Data, software and post-trade	17,910	15,099
Interest income	3,665	2,675
Other revenues	3,631	926
Total revenues	544,751	524,774
Expenses:
Compensation and employee benefits	288,000	277,847
Equity-based compensation and allocations of net income to limited partnership units and FPUs	12,141	39,389
Total compensation and employee benefits	300,141	317,236
Occupancy and equipment	46,002	37,147
Fees to related parties	2,927	4,051
Professional and consulting fees	20,005	17,908
Communications	30,411	31,399
Selling and promotion	18,402	16,225
Commissions and floor brokerage	14,618	13,915
Interest expense	13,198	9,368
Other expenses	24,015	17,338
Total expenses	469,719	464,587
Other income (losses) , net:
Gain (loss) on divestiture and sale of investments	20,054	—
Gains (losses) on equity method investments	783	2,624
Other income (loss)	21,202	31,411
Total other income (losses), net	42,039	34,035
Income (loss) from operations before income taxes	117,071	94,222
Provision (benefit) for income taxes	29,897	21,550
Consolidated net income (loss) from continuing operations	$87,174	$72,672
Consolidated net income (loss) from discontinued operations, net of tax	—	24,759
Consolidated net income (loss)	$87,174	$97,431
Less: Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries	25,306	28,674
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries	—	9,983
Net income (loss) available to common stockholders	$61,868	$58,774
Per share data:
Basic earnings (loss) per share from continuing operations
Net income (loss) from continuing operations available to common stockholders	$61,868	$43,998
Basic earnings (loss) per share from continuing operations	$0.18	$0.14
Basic weighted-average shares of common stock outstanding	338,403	307,728
Fully diluted earnings (loss) per share from continuing operations
Net income (loss) from continuing operations for fully diluted shares	$90,765	$64,771
Fully diluted earnings (loss) per share from continuing operations	$0.18	$0.14
Fully diluted weighted-average shares of common stock outstanding	516,066	478,935

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Consolidated net income (loss)	$87,174	$97,431
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	987	3,658
Available for sale securities	—	999
Total other comprehensive income (loss), net of tax	987	4,657
Comprehensive income (loss)	88,161	102,088
Comprehensive income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries, net of tax	25,381	29,306
Comprehensive income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries, net of tax	—	9,983
Less: Total comprehensive income (loss) attributable to noncontrolling interest in subsidiaries, net of tax	25,381	39,289
Comprehensive income (loss) attributable to common stockholders	$62,780	$62,799

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$87,174	$97,431
Less: Consolidated net income from discontinued operations, net of tax	—	(24,759)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Fixed asset depreciation and intangible asset amortization	18,464	17,681
Employee loan amortization and reserves on employee loans	6,574	1,569
Equity-based compensation and allocations of net income to limited partnership units and FPUs	12,141	39,408
Deferred compensation expense	(7)	1,311
Losses (gains) on equity method investments	(783)	(2,624)
Amortization of discount (premium) on notes payable	519	(931)
Unrealized (gain) loss on marketable securities	21	(7,150)
Impairment of fixed assets, intangible assets and investments	357	—
Deferred tax provision (benefit)	(1,896)	2,662
Realized losses (gains) on marketable securities	(2,487)	(2,101)
Change in estimated acquisition earn-out payables	(1,482)	(841)
Loss (gains) on other investments	(20,395)	(20,579)
Consolidated net income (loss), adjusted for non-cash and non-operating items	98,200	101,077
Decrease (increase) in operating assets:
Securities owned	(1,738)	(56,350)
Securities borrowed	—	(309)
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(1,065,889)	(650,170)
Accrued commissions receivable, net	(46,275)	(85,658)
Loans, forgivable loans and other receivables from employees and partners, net	(28,420)	(18,450)
Receivables from related parties	(882)	(148,796)
Other assets	(12,431)	(18,115)
Increase (decrease) in operating liabilities:
Repurchase Agreements	3,341	985
Securities loaned	9,928	(60,777)
Accrued compensation	(21,688)	(3,939)
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	1,035,134	603,929
Payables to related parties	(2,023)	(15,930)
Accounts payable, accrued and other liabilities	(28,035)	5,245
Net cash provided by (used in) operating activities	$(60,778)	$(347,258)

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(12,123)	$(8,065)
Capitalization of software development costs	(6,259)	(10,837)
Purchase of equity method investments	(368)	(123)
Proceeds from equity method investments	—	1,814
Payments for acquisitions, net of cash and restricted cash acquired	26,265	—
Proceeds from sale of marketable securities	4,553	72,366
Net cash (used in) provided by investing activities	$12,068	$55,155

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt and collateralized borrowings	$(3,731)	$(3,601)
Issuance of long-term debt and collateralized borrowings, net of deferred issuance costs	249,450	—
Earnings distributions	(27,188)	(51,225)
Redemption and repurchase of limited partnership interests	(5,201)	(4,496)
Dividends to stockholders	(47,434)	(55,576)
Repurchase of Class A common stock	(1,236)	—
Proceeds from issuance of Class A common stock, net of costs	—	246,704
Loan to related parties	—	180,000
Payments on acquisition earn-outs	(5,903)	(4,303)
Net cash (used in) provided by financing activities	158,757	307,503
Net cash provided by (used in) operating activities from discontinued operations	—	(485,477)
Net cash provided by (used in) investing activities from discontinued operations	—	40,822
Net cash provided by (used in) financing activities from discontinued operations	—	29,321
Effect of exchange rate changes on Cash and cash equivalents, Restricted cash and Cash segregated under regulatory requirements	1,291	3,870
Net (decrease) increase in Cash and cash equivalents, Restricted cash and Cash segregated under regulatory requirements	111,338	(396,064)
Cash and cash equivalents, Restricted cash and Cash segregated under regulatory requirements at beginning of period	416,778	796,790
Cash and cash equivalents, Restricted cash and Cash segregated under regulatory requirements at end of period	$528,116	$400,726
Supplemental cash information:
Cash paid during the period for taxes	$5,722	$12,448
Cash paid during the period for interest	13,835	11,412
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	9,736	40,754
Issuance of Class A and contingent Class A common stock and limited partnership interests for acquisitions	1,874	4,027

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2019

(in thousands, except share amounts)

(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2019	$3,417	$459	$2,208,221	$—	$(314,240)	$(1,105,019)	$(24,465)	$94,801	$863,174
Consolidated net income (loss)	—	—	—	—	—	61,868	—	25,306	87,174
Other comprehensive gain, net of tax	—	—	—	—	—	—	912	75	987
Equity-based compensation, 240,335 shares	2	—	1,360	—	—	—	—	656	2,018
Dividends to common stockholders	—	—	—	—	—	(47,434)	—	—	(47,434)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(27,188)	(27,188)
Grant of exchangeability and redemption of limited partnership interests, issuance of 1,820,588 shares	19	—	(190)	—	—	—	—	529	358
Issuance of Class A common stock (net of costs), 61,642 shares	1	—	237	—	—	—	—	65	303
Redemption of FPUs, 2,300 units	—	—	—	—	—	—	—	(10)	(10)
Repurchase of Class A common stock, 233,172 shares	—	—	—	—	(970)	—	—	(266)	(1,236)
Contributions of capital to and from Cantor for equity-based compensation	—	—	(271)	—	—	—	—	(109)	(380)
Issuance of Class A common stock and RSUs for acquisitions, 18,217 shares	—	—	1,471	—	—	—	—	403	1,874
Other	—	—	(795)	—	—	—	—	(199)	(994)
Balance, March 31, 2019	$3,439	$459	$2,210,033	$—	$(315,210)	$(1,090,585)	$(23,553)	$94,063	$878,646

	For the three months ended March 31,
	2019	2018
Dividends declared per share of common stock	$0.14	$0.18
Dividends declared and paid per share of common stock	$0.14	$0.18

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

Business Overview

BGC Partners, Inc. (together with its subsidiaries, “BGC Partners,” “BGC” or the “Company”) is a leading global brokerage and financial technology company servicing the global financial markets. Through the Company’s financial service brands, including BGC, GFI, Sunrise Brokers, Besso, Ed Broking, Poten & Partners and R.P. Martin, among others, the Company specializes in the brokerage of a broad range of products, including fixed income (rates and credit), foreign exchange, equities, energy and commodities, insurance, and futures. It also provides a wide range of services, including trade execution, broker-dealer services, clearing, trade compression, post trade, information, and other back-office services to a broad range of financial and non-financial institutions. BGC Partners’ integrated platform is designed to provide flexibility to customers with regards to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either over-the-counter (“OTC”) or through an exchange. Through the Company’s electronic brands including Fenics, BGC Trader, CreditMatch, Fenics Market Data, BGC Market Data, kACE2, EMBonds, Capitalab, Swaptioniser, CBID and Lucera, BGC Partners offers fully electronic brokerage, financial technology solutions, market data, post-trade services and analytics related to financial instruments and markets.

The Company’s customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, and investment firms. BGC Partners has dozens of offices globally in major markets including New York and London, as well as in Bahrain, Beijing, Bogotá, Brisbane, Buenos Aires, Chicago, Copenhagen, Dubai, Dublin, Frankfurt, Geneva, Hong Kong, Istanbul, Johannesburg, Madrid, Melbourne, Mexico City, Moscow, Nyon, Paris, Rio de Janeiro, Santiago, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tel Aviv, Tokyo, and Toronto.

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

See Note 1—“Organization and Basis of Presentation” to our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K as of December 31, 2018, for further information regarding the transactions related to the IPO and Spin-Off of Newmark. A summary of the key transactions is provided below.

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

Separation and Distribution Agreement and Newmark IPO

On December 13, 2017, prior to the closing of the Newmark initial public offering (the “Newmark IPO”), BGC, BGC Holdings, BGC Partners, L.P. (“BGC U.S. OpCo”), Newmark, Newmark Holdings, L.P. (“Newmark Holdings”), Newmark Partners, L.P. (“Newmark OpCo”) and, solely for the provisions listed therein, Cantor and BGC Global Holdings, L.P. (“BGC Global OpCo”) entered into an amended and restated Separation and Distribution Agreement (the “Separation and Distribution Agreement”). The Separation and Distribution Agreement sets forth the agreements among BGC, Cantor, Newmark and their respective subsidiaries regarding, among other things:

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

Assumption and repayment of Indebtedness by BGC Group and Newmark Group

In connection with the Separation, on December 13, 2017, Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the 2042 Promissory Note in relation to the 8.125% Senior Notes and the 2019 Promissory Note in relation to the 5.375% Senior Notes. Newmark repaid the $112.5 million outstanding principal amount under the 2042 Promissory Note on September 5, 2018, and repaid the $300.0 million outstanding principal amount under the 2019 Promissory Note on November 23, 2018. In addition, as part of the Separation, Newmark assumed the obligations of BGC as borrower under the Term Loan and Converted Term Loan.  Newmark repaid the outstanding balance of the Term Loan as of March 31, 2018, and repaid the outstanding balance of the Converted Term Loan as of November 6, 2018. In addition, on March 19, 2018, the Company borrowed $150.0 million under the BGC Credit Agreement from Cantor, and loaned Newmark $150.0 million under the Intercompany Credit Agreement on the same day. All borrowings outstanding under the Intercompany Credit Agreement were repaid as of November 7, 2018. See Note 17—“Notes Payable, Other and Short-Term Borrowings” for a more information on the Company’s long-term debt.

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

On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, to distribute pro-rata (the “BGC Holdings distribution”) all of the 1,458,931 exchangeable limited partnership units of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the BGC Holdings distribution to its limited partners entitled to receive distributions on their BGC Holdings units who were holders as of the Record Date (including Cantor and executive officers of BGC). The Newmark Holdings units distributed to BGC Holdings partners in the BGC Holdings distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 449,917 Newmark Holdings units received by Cantor also into shares of Newmark Class B common stock, at the current exchange ratio of 0.9558 shares of Newmark common stock per Newmark Holdings unit (subject to adjustment).

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

As of March 31, 2018, the Company changed the line item formerly known as “Long-term debt and collateralized borrowings” to “Notes payable and other borrowings” in the Company’s unaudited condensed consolidated statements of financial condition.  During the year ended December 31, 2018, the Company changed the line item formerly known as “Allocations of net income and grant of exchangeability to limited partnership units and FPUs” to “Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock” in the Company’s unaudited condensed consolidated statements of operations. Reclassifications have been made to previously reported amounts to conform to the current presentation.

For the three months ended March 31, 2019 the Company has changed the line item formerly known as “Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock” to “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the Company’s unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows. The change resulted in the reclassification of amortization charges related to equity-based awards such as REUs and RSUs from “Compensation and employee benefits” to “Equity-based compensation and allocations of net income to limited partnership units and FPUs”. This change in presentation had no impact on the Company’s “Total compensation and employee benefits” nor “Total expenses”. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

“Equity-based compensation and allocations of net income to limited partnership units and FPUs” include the following items:

•

Charges with respect to grants of exchangeability, which reflect the right of holders of limited partnership units with no capital accounts, such as LPUs and PSUs, to exchange these units into shares of common stock, or into partnership units with capital accounts, such as HDUs, as well as cash paid with respect to taxes withheld or expected to be owed by the unit holder upon such exchange. The withholding taxes related to the exchange of certain non-exchangeable units without a capital account into either common shares or units with a capital account may be funded by the redemption of preferred units such as PPSUs.

•

Charges with respect to preferred units. Any preferred units would not be included in the Company’s fully diluted share count because they cannot be made exchangeable into shares of common stock and are entitled only to a fixed distribution. Preferred units are granted in connection with the grant of certain limited partnership units that may be granted exchangeability at ratios designed to cover any withholding taxes expected to be paid by the unit holder upon exchange. This is an alternative to the common practice among public companies of issuing the gross amount of shares to employees, subject to cashless withholding of shares, to pay applicable withholding taxes.

•

Equity-based compensation charges with respect to the grant of an offsetting amount of common stock or partnership units with capital accounts in connection with the redemption of non-exchangeable units, including PSUs and LPUs.

•	Charges related to amortization of RSUs and limited partnership units.
•	Charges related to grants of equity awards, including common stock or partnership units with capital accounts.

•	Allocations of net income to limited partnership units and FPUs. Such allocations represent the pro-rata portion of post-tax earnings available to such unit holders.

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

The Company has determined that the Spin-Off of Newmark met the criteria for reporting the financial results of Newmark as discontinued operations within BGC’s unaudited condensed consolidated results for all periods through the November 30, 2018 Spin-Off date. Newmark’s results are presented in “Consolidated net income (loss) from discontinued operations, net of tax” and the related noncontrolling interest in Newmark and its subsidiaries is presented in “Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2018. Unless otherwise noted, discussion within these Notes to the Unaudited Condensed Consolidated Financial Statements relates to the Company’s continuing operations. See Note 25—“Discontinued Operations” for more information.

Prior to the Spin-Off of Newmark, the Company’s operations consisted of two reporting segments, Financial Services and Real Estate Services. As a result of the Spin-Off, the Company no longer has distinct reporting segments.

Additionally, the unaudited condensed consolidated statements of comprehensive income (loss) and unaudited condensed consolidated statements of cash flows have been adjusted to reflect Newmark as discontinued operations for all periods presented.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which relates to how an entity recognizes the revenue it expects to be entitled to for the transfer of promised goods and services to customers. The ASU replaced certain previously existing revenue recognition guidance. The FASB has subsequently issued several additional amendments to the standard, including ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance on principal versus agent analysis based on the notion of control and affects recognition of revenue on a gross or net basis. The Company adopted the new revenue recognition guidance on its required effective date of January 1, 2018 using the modified retrospective transition approach applied to contracts that were not completed as of the adoption date. Accordingly, the new revenue standard is applied prospectively in the Company’s financial statements from January 1, 2018 onward and reported financial information for historical comparable periods is not revised and continues to be reported under the accounting standards in effect during those historical periods. The new revenue recognition guidance does not apply to revenues associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, and as a result, it did not have an impact on the elements of the Company’s unaudited condensed consolidated statements of operations most closely associated with financial instruments such as revenues from Principal transactions. As a result, the adoption of the new revenue recognition guidance as of January 1, 2018 did not have a material impact on the Company’s unaudited condensed consolidated financial statements. Further, the adoption of the new guidance on principal versus agent considerations impacted the Company’s presentation of revenues versus expenses incurred on behalf of customers for certain commissions contracts. The Company concluded that it controls the services provided by a third party on behalf of the customers and, therefore, acts as a principal under those contracts. Accordingly, upon adoption on January 1, 2018 and going forward, for these commissions contracts the Company began to present expenses incurred on behalf of its customers along with a corresponding reimbursement revenue on a gross basis in its consolidated statements of operations, with no impact to net income (loss) available to common stockholders.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income (loss) unless the investments qualify for the new measurement alternative. The guidance also requires entities to record changes in instrument-specific credit risk for financial liabilities measured under the fair value option in other comprehensive income

(loss). In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, to clarify transition and subsequent accounting for equity investments without a readily determinable fair value, among other aspects of the guidance issued in ASU 2016-01. The amendments in ASU 2018-03 were effective for fiscal years beginning January 1, 2018 and interim periods beginning July 1, 2018. The amendments and technical corrections provided in ASU 2018-03 could be adopted concurrently with ASU 2016-01, which was effective for the Company on January 1, 2018. The Company adopted both ASUs on January 1, 2018 using the modified retrospective approach for equity securities with a readily determinable fair value and the prospective method for equity investments without a readily determinable fair value. As a result, upon transition the Company recognized a cumulative-effect adjustment as a decrease to both retained deficit and accumulated other comprehensive income (loss) and an increase in noncontrolling interest in subsidiaries of approximately $ 2.1 million, $ 2.9 million, and $ 0.8 million, respectively, on a pre-tax basis. The tax effect of the impact of the adoption was an increase to both retained deficit and accumulated other comprehensive income (loss) and a decrease in noncontrolling interest in subsidiaries of approximately $ 0.4 million, $ 0.6 million, and $ 0.2 million, respectively.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires lessees to recognize a right-of-use (“ROU”) asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. Accounting guidance for lessors is mostly unchanged. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other issues. In addition, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provided an additional (and optional) transition method to adopt the new leases standard. Under the new transition method, a reporting entity would initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption; continue to report comparative periods presented in the financial statements in the period of adoption in accordance with legacy U.S. GAAP (i.e., ASC 840, Leases); and provide the required disclosures under ASC 840 for all periods presented under legacy U.S. GAAP. Further, ASU 2018-11 contains a practical expedient that allows lessors to avoid separating lease and associated non-lease components within a contract if certain criteria are met. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors, to clarify guidance for lessors on sales taxes and other similar taxes collected from lessees, certain lessor costs and recognition of variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842), Codification Improvements, to clarify certain application and transitional disclosure aspects of the new leases standard. The amendments address determination of the fair value of the underlying asset by lessors that are not manufacturers or dealers and clarify interim period transition disclosure requirements, among other issues. The guidance in ASUs 2016-02, 2018-10, 2018-11 and 2018-20 was effective beginning January 1, 2019, with early adoption permitted; whereas the guidance in ASU 2019-01 is effective beginning January 1, 2020, with early adoption permitted. The Company adopted the abovementioned standards on January 1, 2019 using the effective date as the date of initial application. Therefore, pursuant to this transition method financial information was not updated and the disclosures required under the new leases standards were not provided for dates and periods before January 1, 2019. The new guidance provides a number of optional practical expedients to be utilized by lessees upon transition. Accordingly, BGC elected the ‘package of practical expedients,’ which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. BGC did not elect the use-of-hindsight or the practical expedient pertaining to land easements, with the latter not being applicable to the Company. The new standard also provides practical expedients for an entity’s ongoing accounting as a lessee. BGC elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets and lease liabilities, and this includes not recognizing ROU assets and lease liabilities for existing short-term leases of those assets upon transition. The Company also elected the practical expedient to not separate lease and non-lease components for all of leases other than leases of real estate.  As a result upon adoption, acting primarily as a lessee, BGC recognized an approximately $192.4 million ROU asset and an approximately $206.0 million lease liability on its unaudited condensed consolidated statements of financial condition for its real estate and equipment operating leases. The adoption of the new guidance did not have an impact on the Company’s unaudited condensed consolidated statements of operations, unaudited condensed consolidated statements of changes in equity and unaudited condensed consolidated statements of cash flows. See Note 24 —“Leases” for additional information on the Company’s leasing arrangements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The guidance intends to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. Based on concerns about the sustainability of LIBOR, in 2017, a committee convened by the Federal Reserve Board and the Federal Reserve Bank of New York identified a broad Treasury repurchase agreement (repo) financing rate referred to as the SOFR as its preferred alternative reference rate. The guidance in ASU No. 2018-16 adds the OIS rate based on SOFR as a U.S. benchmark interest rate to facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. The amendments in this ASU were required to be adopted concurrently with the guidance in ASU No. 2017-12. The new guidance became effective for the Company on January 1, 2019 and was required to be applied on a prospective and modified retrospective basis. The adoption of this new guidance did not have a material impact on BGC’s unaudited condensed consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance helps organizations address certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act by providing an option to reclassify these stranded tax effects to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The new standard became effective for BGC on January 1, 2019. The guidance was required to be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company adopted the new guidance starting on January 1, 2019. The adoption of the new standard did not have an impact on the Company’s unaudited condensed consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The guidance largely aligns the accounting for share-based payment awards issued to employees and nonemployees, whereby the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The new standard became effective for the Company on January 1, 2019. The ASU was required to be applied on a prospective basis to all new awards granted after the date of adoption. In addition, any liability-classified awards that were not settled and equity-classified awards for which a measurement date had not been established by the adoption date were remeasured at fair value as of the adoption date with a cumulative effect adjustment to opening retained earnings in the year of adoption. BGC adopted this standard on its effective date. The adoption of this guidance did not have an impact on the Company’s unaudited condensed consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The guidance is part of the FASB’s disclosure framework project, whose objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements. The ASU eliminates, amends and adds certain disclosure requirements for fair value measurements. The FASB concluded that these changes improve the overall usefulness of the footnote disclosures for financial statement users and reduce costs for preparers. The new standard will become effective for the Company beginning January 1, 2020 and early adoption is permitted for eliminated and modified fair value measurement disclosures. Certain disclosures are required to be applied prospectively and other disclosures need to be adopted retrospectively in the period of adoption. As permitted by the transition guidance in the ASU, the Company early adopted, eliminated and modified disclosure requirements as of September 30, 2018 and plans to adopt the remaining disclosure requirements effective January 1, 2020. The early adoption of this standard did not impact the Company’s unaudited condensed consolidated financial statements. See Note 12—“Fair Value of Financial Assets and Liabilities” for additional information.

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

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities (“VIE”). The guidance was issued in response to stakeholders’ observations that Topic 810, Consolidation, could be improved in the areas of applying the variable interest entity guidance to private companies under common control and in considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The new standard will become effective for the Company beginning January 1, 2020, with early adoption permitted, and must be applied retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. Management is currently evaluating the impact of the new guidance on determining whether a decision-making fee is a variable interest on the Company’s unaudited condensed consolidated financial statements.

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

Immediately prior to the completion of the Newmark IPO, the Company entered into the Separation and Distribution Agreement with Cantor, Newmark, Newmark Holdings, Newmark OpCo, BGC Holdings, BGC U.S. OpCo, and BGC Global OpCo. As a result of the Separation and Distribution Agreement, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time held a BGC Holdings limited partnership interest and a corresponding Newmark Holdings limited partnership interest, which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2 (the “contribution ratio”), divided by the exchange ratio (which is the ratio by which a Newmark Holdings limited partnership interest can be exchanged for a number of Newmark Class A common stock (the “exchange ratio”)). Initially, the exchange ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one Newmark Class A common stock. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the exchange ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. The exchange ratio as of March 31, 2019 equaled 0.9558.

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

Founding/working partner units are held by limited partners who are employees and generally receive quarterly allocations of net income. Upon termination of employment or otherwise ceasing to provide substantive services, the founding/working partner units are generally redeemed, and the unit holders are no longer entitled to participate in the quarterly allocations of net income. Since these allocations of net income are cash distributed on a quarterly basis and are contingent upon services being provided by the unit holder, they are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the Company’s unaudited condensed consolidated statements of operations.

Limited Partnership Units

Certain employees hold limited partnership interests in BGC Holdings and Newmark Holdings (e.g., REUs, RPUs, PSUs, PSIs, and LPUs, collectively the “limited partnership units”). Prior to the Separation and Distribution Agreement, certain employees of both BGC and Newmark received limited partnership units in BGC Holdings. As a result of the Separation and Distribution Agreement, these employees were distributed limited partnership units in Newmark Holdings equal to a BGC Holdings limited partnership unit multiplied by the contribution ratio. Subsequent to the Separation and Distribution Agreement, BGC employees only receive limited partnership units in BGC Holdings and Newmark employees only receive limited partnership units in Newmark Holdings.

Generally, such limited partnership units receive quarterly allocations of net income, which are cash distributed and generally are contingent upon services being provided by the unit holders. As prescribed in U.S. GAAP guidance, prior to the Spin-Off of Newmark, the quarterly allocations of net income on BGC Holdings limited partnership units held by all employees and the quarterly allocations of net income on Newmark Holdings limited partnership units held by BGC employees are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the Company’s unaudited condensed consolidated statements of operations. In addition, prior to the Spin-Off of Newmark, the quarterly allocation of net income on such limited partnership units in Newmark Holdings held by Newmark employees are reflected as a component of “Consolidated net income (loss) from discontinued operations, net of tax” in the Company’s unaudited condensed consolidated statements of operations. Following the Spin-Off of Newmark, the quarterly allocations of net income on BGC Holdings and Newmark Holdings limited partnership units held by BGC employees are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the Company’s unaudited condensed consolidated statements of operations, and the quarterly allocations of net income on BGC Holdings limited partnership units held by Newmark employees are reflected as a component of “Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of operations. From time to time, the Company issues limited partnership units as part of the consideration for acquisitions.

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

The Company has also awarded certain preferred partnership units (“Preferred Units”). Each quarter, the net profits of BGC Holdings and Newmark Holdings are allocated to such units at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation (the “Preferred Distribution”). These allocations are deducted before the calculation and distribution of the quarterly partnership distribution for the remaining partnership units and are generally contingent upon services being provided by the unit holder. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution. Preferred Units may not be made exchangeable into the Company’s Class A common stock and are only entitled to the Preferred Distribution, and accordingly they are not included in the Company’s fully diluted share count. The quarterly allocations of net income on Preferred Units are reflected the same as the limited partnership units described above in the Company’s unaudited condensed consolidated statements of operations. After deduction of the Preferred Distribution, the remaining partnership units generally receive quarterly allocations of net income based on their weighted-average pro rata share of economic ownership of the operating subsidiaries.

Cantor Units

Cantor holds limited partnership interests in BGC Holdings. Cantor units are reflected as a component of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition. Cantor receives allocations of net income (loss), which are cash distributed on a quarterly basis and are reflected as a component of “Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of operations. In addition, Cantor holds limited partnership interests in Newmark Holdings, which was reflected as a component of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition until the Spin-Off of Newmark. The allocations of net income (loss) Cantor received for its interests in Newmark Holdings, which are cash distributed on a quarterly basis, was reflected as a component of “Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of operations until the Spin Off of Newmark.

General

Certain of the limited partnership interests, described above, have been granted exchangeability into BGC Class A common stock, and additional limited partnership interests may become exchangeable for BGC and/or Newmark Class A common stock. In addition, certain limited partnership interests have been granted the right to exchange into another partnership unit with a capital account (HDUs). HDUs have a stated capital account which is initially based on the closing trading price of Class A common stock at the time the HDU is issued. HDUs participate in quarterly partnership distributions and are not exchangeable into shares of Class A common stock unless such exchange rights are granted. Limited partnership interests held by Cantor in BGC Holdings are generally exchangeable for up to 23.6 million shares of BGC Class B common stock. Prior to the Newmark IPO, BGC Holdings limited partnership interests could become exchangeable for a BGC Class A common stock on a one-for-one basis (subject to adjustment). Following the Newmark IPO and prior to the Spin-Off of Newmark on November 30, 2018, in order for a partner or Cantor to exchange a limited partnership interest in BGC Holdings or Newmark Holdings into a Class A or Class B common stock of BGC, such partner or Cantor was required to exchange both one BGC Holdings limited partnership interest and a number of Newmark Holdings limited partnership interest equal to a BGC Holdings limited partnership interest multiplied by the quotient obtained by dividing Newmark Class A and Class B common stock, Newmark OpCo interests, and Newmark Holdings limited partnership interests held by BGC as of such time by the number of BGC Class A and Class B common stock outstanding as of such time (the “distribution ratio”), divided by the exchange ratio. Because the paired limited partnership interests are included in the Company’s fully diluted share count, if dilutive, any exchange of limited partnership interests into BGC Class A or Class B common shares would not impact the fully diluted number of shares and units outstanding. Because these limited partnership interests generally receive quarterly allocations of net income, such exchange would have no significant impact on the cash flows or equity of the Company. Initially the distribution ratio was equivalent to the contribution ratio (one divided by 2.2 or 0.4545), and at the time of the Spin-Off, the distribution ratio equaled 0.463895. As a result of the change in the distribution ratio, certain BGC Holdings limited partnership interests no longer had a corresponding Newmark Holdings limited partnership interest.  The exchangeability of these BGC Holdings limited partnership interests along with any new BGC Holdings limited partnership interests issued after the Separation and Distribution Agreement (together referred to as “standalone”) into BGC Class A or Class B common stock was contingent upon the Spin-Off. Following the Spin-Off of Newmark, on November 30, 2018, a partner or Cantor is no longer required to have paired BGC Holdings and Newmark Holdings limited partnership interests to exchange into BGC Class A or Class B common stock. Subsequent to the Spin-Off, limited partnership interests in BGC Holdings held by a partner or Cantor may become exchangeable for BGC Class A or Class B common stock on a one-for-one basis, and limited partnership interests in Newmark Holdings held by a partner of Cantor may become exchangeable for a number of Newmark Class A or Class B common stock equal to the number of limited partnership interests multiplied by the then exchange ratio. Therefore, these standalone BGC limited partnership interests which were previously excluded from the Company’s fully diluted number of shares and units outstanding, are now included in the Company’s fully diluted number of shares and units outstanding.

Each quarter, net income (loss) is allocated between the limited partnership interests and the common stockholders. In quarterly periods in which the Company has a net loss, the loss allocation for FPUs, limited partnership units and Cantor units in BGC Holdings is allocated to Cantor and reflected as a component of “Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of operations. In subsequent quarters in which the Company has net income, the initial allocation of income to the limited partnership interests in BGC Holdings is to “Net income (loss) from continuing operations attributable to noncontrolling interests in subsidiaries,” to recover any losses taken in earlier quarters, with the remaining income allocated to the limited partnership interests. This income (loss) allocation process has no impact on the net income (loss) allocated to common stockholders. In addition, in quarterly periods in which Newmark has a net loss, the loss allocation for FPUs, limited partnership units and Cantor units in Newmark Holdings is allocated to Cantor. In subsequent quarters in which Newmark has net income, the initial allocation of income to limited partnership interests in Newmark Holdings is allocated to Cantor to recover any losses taken in earlier quarters, with the remaining income allocated to the limited partnership interests.  These allocations to Cantor on Newmark have no impact to BGC’s unaudited condensed consolidated statements of operations following the Spin-Off of Newmark.

3.	Summary of Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, see Note 3—“Summary of Significant Accounting Policies,” in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018. Other than the following, during the three months ended March 31, 2019, there were no significant changes made to the Company’s significant accounting policies.

Leases:

BGC Partners enters into leasing arrangements in the ordinary course of business as a lessee of office space, data centers and office equipment.

The accounting policies described below were updated pursuant to the adoption of the new U.S. GAAP standard on Leases and related amendments on January 1, 2019. These policy updates have been applied prospectively in the Company’s unaudited condensed consolidated financial statements from January 1, 2019 onward. Financial information for the historical comparable periods was not revised and continues to be reported under the previous accounting guidance on leases in effect during those historical periods.

BGC determines whether an arrangement is a lease at inception. ROU lease assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent BGC’s obligation to make lease payments arising from the lease. Other than for leases with an initial term of twelve months or less, operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that BGC will exercise those options. Lease expense pertaining to operating leases is recognized on a straight-line basis over the lease term. Refer to Note 24—“Leases” for additional information.

4.	Acquisitions

Poten & Partners Group

On November 15, 2018, the Company completed the acquisition of Poten & Partners Group, Inc. (“Poten”), a leading ship brokerage, consulting and business intelligence firm specializing in liquefied natural gas, tanker and liquefied petroleum gas markets.

Ed Broking Group Limited

On January 31, 2019, the Company completed the acquisition of Ed Broking Group Limited ("Ed"), an independent Lloyd's of London insurance broker with a number of insurance products including accident and health, aerospace, cargo, energy, financial and political risks, marine, professional and executive risk, property and casualty, specialty and reinsurance.

Other Acquisitions

During the three months ended March 31, 2019 and the year ended December 31, 2018, the Company completed several smaller acquisitions. The aggregate consideration paid for these acquisitions was not material to the Company’s unaudited condensed consolidated financial statements.

Total Consideration

The total consideration for all acquisitions during the three months ended March 31, 2019 was approximately $102.3 million in total fair value comprised of cash, restricted shares of the Company’s Class A common stock, and RSUs. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of approximately $55.9 million.

The total consideration for acquisitions during the year ended December 31, 2018 was approximately $94.2 million in total fair value, comprised of cash, shares of the Company’s Class A common stock and limited partnership units of BGC Holdings, of which $18.0 million may be issued contingent on certain targets being met through 2021. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of approximately $39.7 million. During the three months ended March 31, 2019, the Company recorded measurement period adjustments of approximately $1.1 million to reduce this goodwill figure.

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

Basic Earnings Per Share:

The following is the calculation of the Company’s basic EPS from continuing and discontinued operations (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Basic earnings (loss) per share:
Net income (loss) from continuing operations available to common stockholders	$61,868	$43,998
Net income (loss) from discontinued operations available to common stockholders	—	14,776
Net income (loss) available to common stockholders	$61,868	$58,774
Basic weighted-average shares of common stock outstanding	338,403	307,728
Continuing operations	$0.18	$0.14
Discontinued operations	—	0.05
Basic earnings (loss) per share	$0.18	$0.19

Fully Diluted Earnings Per Share:

Fully diluted EPS is calculated utilizing net income (loss) available to common stockholders plus net income allocations to the limited partnership interests as the numerator. The denominator comprises of the Company’s weighted-average number of outstanding BGC shares of common stock and, if dilutive, the weighted-average number of limited partnership interests and other contracts to issue shares of BGC common stock, including RSUs. The limited partnership interests generally are potentially exchangeable into shares of BGC Class A common stock (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings”) and are entitled to remaining earnings after the deduction for the Preferred Distribution; as a result, they are included in the fully diluted EPS computation to the extent that the effect would be dilutive.

Continuing Operations

The following is the calculation of the Company’s fully diluted EPS from continuing operations (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Fully diluted (loss) earnings per share
Net income (loss) from continuing operations available to common stockholders	$61,868	$43,998
Allocations of net income (loss) to limited partnership interests, net of tax	28,897	20,773
Net income (loss) for fully diluted shares	$90,765	$64,771
Weighted-average shares:
Common stock outstanding	338,403	307,728
Partnership units[1]	176,072	169,218
RSUs (Treasury stock method)	179	604
Other	1,412	1,385
Fully diluted weighted-average shares of common stock outstanding	516,066	478,935
Fully diluted earnings (loss) per share from continuing operations	$0.18	$0.14

[1]

Partnership units collectively include founding/working partner units, limited partnership units, and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for more information).

For the three months ended March 31, 2019, approximately 0.4 million potentially dilutive securities were excluded from the computation of fully diluted EPS from continuing operations, for being anti-dilutive. For the three months ended March 31, 2018, there were no potentially dilutive securities excluded from the computation of fully diluted EPS from continuing operations, for being anti-dilutive.

Discontinued Operations

The following is the calculation of the Company’s fully diluted EPS from discontinued operations (in thousands, except per share data):

Three Months Ended March 31, 2018
Fully diluted (loss) earnings per share
Net income (loss) from discontinued operations available to common stockholders	$14,776
Allocations of net income (loss) to limited partnership interests, net of tax	9,113
Net income (loss) for fully diluted shares	$23,889
Weighted-average shares:
Common stock outstanding	307,728
Partnership units[1]	169,218
RSUs (Treasury stock method)	604
Other	1,385
Fully diluted weighted-average shares of common stock outstanding	478,935
Fully diluted earnings (loss) per share from discontinued operations	$0.05

1

Partnership units collectively include founding/working partner units, limited partnership units, and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for more information).

For the three months ended March 31, 2018, there were no potentially dilutive securities excluded from the computation of fully diluted EPS from discontinued operations, for being anti-dilutive.

For the three months ended March 31, 2019 there were no standalone BGC Holdings partnership units excluded from the fully diluted EPS weighted-average computation from continuing and discontinued operations. For the three months ended March 31, 2018, there were 5.5 million of standalone BGC Holdings partnership units excluded from the fully diluted EPS weighted-average computation from continuing and discontinued operations because the conversion into Class A common stock was contingent on the Newmark Spin-Off (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for further information on standalone BGC Holdings partnership units). Additionally, as of March 31, 2019 and 2018, respectively, approximately 1.4 million and 3.1 million shares of contingent Class A common stock and limited partnership units were excluded from the fully diluted EPS computations from continuing and discontinued operations because the conditions for issuance had not been met by the end of the respective periods.

6.	Stock Transactions and Unit Redemptions

Class A Common Stock

Changes in shares of the Company’s Class A common stock outstanding for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Shares outstanding at beginning of period	291,474,768	256,968,372
Share issuances:
Redemptions/Exchanges of limited partnership interests[1]	1,820,588	2,787,190
Vesting of restricted stock units (RSUs)	240,335	280,884
Acquisition related issuances	18,217	317,096
Other issuances of Class A common stock	61,642	22,644
Issuance of Class A common stock for general corporate purposes	—	17,923,714
Deferred stock awards	—	979,344
Treasury stock repurchases	(233,172)	—
Shares outstanding at end of period	293,382,378	279,279,244

[1]

Because limited partnership units are included in the Company’s fully diluted share count, if dilutive, redemptions or exchanges in connection with the issuance of Class A common shares would not impact the fully diluted number of shares and units outstanding.

Class B Common Stock

The Company did not issue any shares of Class B common stock during the three months ended March 31, 2019 and 2018. As of March 31, 2019 and December 31, 2018, there were 45,884,380 shares of the Company’s Class B common stock outstanding.

Controlled Equity Offering

On April 12, 2017, the Company entered into a controlled equity offering (“CEO”) sales agreement with CF&Co (the “April 2017 Sales Agreement”), pursuant to which the Company may offer and sell up to an aggregate of 20 million shares of Class A common stock. Shares of the Company’s Class A common stock sold under this CEO sales agreement were used for redemptions of limited partnership interests in BGC Holdings and Newmark Holdings, as well as for general corporate purposes. CF&Co is a wholly owned subsidiary of Cantor and an affiliate of the Company. Under this agreement, the Company has agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. As of March 31, 2018, the Company had sold all 20 million shares of Class A common stock under the April 2017 Sales Agreement.

On March 9, 2018, the Company entered into a new CEO sales agreement with CF&Co (the “March 2018 Sales Agreement”), pursuant to which the Company may offer and sell up to an aggregate of $300.0 million of shares of Class A common stock. Proceeds from shares of the Company’s Class A common stock sold under this CEO sales agreement may be used for redemptions of limited partnership interests in BGC Holdings and Newmark Holdings, as well as for general corporate purposes, including acquisitions and the repayment of debt. Under this agreement, the Company and Cantor have agreed to the same terms as stated above. As of March 31, 2019, the Company has sold 17,401,431 shares of Class A common stock (or $209.8 million) under the March 2018 Sales Agreement. For additional information on the Company’s CEO sales agreements, see Note 13—“Related Party Transactions.”

Unit Redemptions and Share Repurchase Program

The Company’s Board of Directors and Audit Committee have authorized repurchases of the Company’s Class A common stock and redemptions of limited partnership interests or other equity interests in the Company’s subsidiaries. On August 1, 2018, the Company’s Board of Directors and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $300.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of March 31, 2019, the Company had approximately $257.8 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units. The table below represents the gross unit redemptions and share repurchases of the Company’s Class A common stock during the three months ended March 31, 2019:

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Plan
Redemptions[1]
January 1, 2019—March 31, 2019	1,202,948	$6.00
Repurchases[2]
January 1, 2019—January 31, 2019	—	$—
February 1, 2019—February 28, 2019	—	—
March 1, 2019—March 31, 2019	233,172	5.30
Total Repurchases	233,172	5.30
Total Redemptions and Repurchases	1,436,120	$5.88	$257,796,140

[1]

During the three months ended March 31, 2019, the Company redeemed approximately 1.2 million limited partnership units at an aggregate redemption price of approximately $7.2 million for an average price of $6.00 per unit and approximately 2.3 thousand FPUs at an aggregate redemption price of approximately $14.1 thousand for an average price of $6.11 per unit. During the three months ended March 31, 2018, the Company redeemed approximately 1.7 million limited partnership units at an aggregate redemption price of approximately $24.6 million for an average price of $14.34 per unit and approximately 5 thousand FPUs at an aggregate redemption price of approximately $74 thousand for an average price of $13.67 per unit. Of the 1.2 million units redeemed above, 0.9 million units were redeemed using cash from the Company’s CEO program, and therefore did not impact the fully diluted number of shares and units outstanding.

[2]

During the three months ended March 31, 2019, the Company repurchased approximately 0.2 million shares of its Class A common stock at an aggregate purchase price of approximately $1.2 million for an average price of $5.30 per share. During the three months ended March 31, 2018, the Company did not repurchase any of its Class A common stock.

Following the Spin-Off, external data providers have restated the historical prices of BGCP. When doing so, they calculate an adjustment factor based on the closing prices of BGCP and NMRKV on November 30, 2018, with NMRKV being the when-issued market for the additional shares of Newmark Class A common stock that traded on Nasdaq from November 20, 2018 until November 30, 2018. These external data providers use a formula for calculating the adjustment factor equal to 1 – (NMRKV Price on November 30, 2018 times Distribution Ratio)/BGCP price on November 30, 2018. They then multiply all of the historical BGCP prices by this factor to get the adjusted historical BGCP prices. As such, the nominal prices listed in footnotes 1 and 2 above may not match the historical prices listed on such data services following the Spin-Off.

Redeemable Partnership Interest

The changes in the carrying amount of redeemable partnership interest for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$24,706	$46,415
Consolidated net income allocated to FPUs	721	1,009
FPUs exchanged	(283)	—
FPUs redeemed	(4)	(21)
Other	—	102
Balance at end of period	$25,140	$47,505

7.	Securities Owned

Securities owned primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total Securities owned were $60.1 million as of March 31, 2019 and $58.4 million as of December 31, 2018. For additional information, see Note 12—“Fair Value of Financial Assets and Liabilities.”

8.	Collateralized Transactions

Repurchase Agreements

Securities sold under agreements to repurchase (“Repurchase Agreements”) are accounted for as collateralized financing transactions and are recorded at the contractual amount for which the securities will be repurchased, including accrued interest. As of March 31, 2019, Cantor facilitated Repurchase Agreements between the Company and Cantor in the amount of $4.3 million for the purpose of financing fails. U.S. Treasury or other fixed income securities were provided to Cantor as collateral for the fair value of the Repurchase Agreement. These Repurchase Agreements had a maturity date of April 1, 2019. As of December 31, 2018, Cantor facilitated Repurchase Agreements between the Company and Cantor in the amount of $1.0 million for the purpose of financing fails. U.S. Treasury or other fixed income securities were provided to Cantor as collateral for the fair value of the Repurchase Agreement.

Securities Loaned

As of March 31, 2019, the Company had Securities loaned transactions of $25.1 million with Cantor. The fair value of the securities loaned was $25.3 million. As of March 31, 2019, the cash collateral received from Cantor bore interest rates ranging from 2.95% to 3.25%. As of December 31, 2018, the Company had Securities loaned transactions of $15.1 million with Cantor. The fair value of the securities loaned was $15.3 million. As of December 31, 2018, the cash collateral received from Cantor bore an annual interest rate of 2.9%. These transactions have no stated maturity date.

9.	Marketable Securities

Marketable securities consist of the Company’s ownership of equity securities carried at fair value. The securities had a fair value of $30.0 million and $32.1 million as of March 31, 2019 and December 31, 2018, respectively.

Effective January 1, 2018, all marketable securities are accounted for at fair value in accordance with ASU 2016-01. As of March 31, 2019, the Company held marketable securities with a readily determinable fair value of $30.0 million. These equity securities are measured at fair value, with any changes in fair value recognized in earnings and included in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations. During the three months ended March 31, 2019, the Company recognized realized and unrealized net gains of $2.5 million, related to sales and the mark-to-market on these shares. During the three months ended March 31, 2018, the Company recognized realized and unrealized net gains of $9.3 million related to sales and the mark-to-market adjustments on these shares.

During the three months ended March 31, 2019, the Company sold marketable securities with a fair value of $4.6 million at the time of sale. During the three months ended March 31, 2018, the Company sold marketable securities with a fair value of $72.4 million at the time of sale. The Company did not purchase any marketable securities during the three months ended March 31, 2019 and 2018.

10.	Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers

Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts, including derivative contracts into which the Company may enter to minimize the effect of price changes of the Company’s marketable securities (see Note 11—“Derivatives”). As of March 31, 2019 and December 31, 2018, Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$1,858,962	$660,995
Receivables from clearing organizations	137,565	269,549
Other receivables from broker-dealers and customers	8,126	7,561
Net pending trades	—	1,782
Open derivative contracts	2,953	1,979
Total	$2,007,606	$941,866
Payables to broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$1,669,191	$636,705
Payables to clearing organizations	106,604	30,043
Other payables to broker-dealers and customers	18,853	11,956
Net pending trades	7,820	—
Open derivative contracts	2,536	91,129
Total	$1,805,004	$769,833

A portion of these receivables and payables are with Cantor. See Note 13—“Related Party Transactions,” for additional information related to these receivables and payables.

Substantially all open fails to deliver, open fails to receive and pending trade transactions as of March 31, 2019 have subsequently settled at the contracted amounts.

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

The fair value of derivative contracts, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	March 31, 2019			December 31, 2018
Derivative contract	Assets	Liabilities	Notional Amounts[1]	Assets	Liabilities	Notional Amounts[1]
Foreign exchange/commodities options	$—	$42	$4,557	$39	$88,016	$4,745,428
Forwards	28	171	93,470	236	639	79,008
Foreign exchange swaps	2,594	2,092	1,001,289	1,611	2,072	482,295
Futures	331	231	13,048,985	93	402	13,067,925
Total	$2,953	$2,536	$14,148,301	$1,979	$91,129	$18,374,656

[1]	Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of the Company’s derivative activity and does not represent anticipated losses.

Certain of the Company’s foreign exchange swaps are with Cantor. See Note 13—“Related Party Transactions,” for additional information related to these transactions.

The replacement cost of contracts in a gain position were $3.0 million and $2.0 million, as of March 31, 2019, and December 31, 2018, respectively.

The following tables present information about the offsetting of derivative instruments as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
			Net Amounts Presented in the	Gross Amounts Not Offset
	Gross Amounts	Gross Amounts Offset	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amounts
Assets
Forwards	$33	$(5)	$28	$—	$—	$28
Foreign exchange swaps	3,555	(961)	2,594	—	—	2,594
Futures	9,736	(9,405)	331	—	—	331
Total	$13,324	$(10,371)	$2,953	$—	$—	$2,953
Liabilities
Foreign exchange/commodities options	$42	$—	$42	$—	$—	$42
Forwards	176	(5)	171	—	—	171
Foreign exchange swaps	3,053	(961)	2,092	—	—	2,092
Futures	9,636	(9,405)	231	—	—	231
Total	$12,907	$(10,371)	$2,536	$—	$—	$2,536

	December 31, 2018
			Net Amounts Presented in the	Gross Amounts Not Offset
	Gross Amounts	Gross Amounts Offset	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amounts
Assets
Foreign exchange/commodities options	$482,751	$(482,712)	$39	$—	$—	$39
Forwards	253	(17)	236	—	—	236
Foreign exchange swaps	1,938	(327)	1,611	—	—	1,611
Futures	57,479	(57,386)	93	—	—	93
Total	$542,421	$(540,442)	$1,979	$—	$—	$1,979
Liabilities
Foreign exchange/commodities options	$570,728	$(482,712)	$88,016	$—	$—	$88,016
Foreign exchange swaps	2,399	(327)	2,072	—	—	2,072
Forwards	656	(17)	639	—	—	639
Futures	57,788	(57,386)	402	—	—	402
Total	$631,571	$(540,442)	$91,129	$—	$—	$91,129

The change in fair value of derivative contracts is reported as part of “Principal transactions” in the Company’s unaudited condensed consolidated statements of operations. The change in fair value of equity options related to marketable securities is included as part of “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations.

The table below summarizes gains and losses on derivative contracts for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
Derivative contract	2019	2018
Foreign exchange/commodities options	$63	$4,599
Futures	4,248	5,908
Forwards	(113)	292
Foreign exchange swaps	594	378
Equity options	—	102
Interest rate swaps	—	(5)
Gain (loss)	$4,792	$11,274

12.	Fair Value of Financial Assets and Liabilities

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

The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S GAAP guidance at March 31, 2019 and December 31, 2018 (in thousands):

	Assets at Fair Value at March 31, 2019
	Level 1	Level 2 [1]	Level 3	Netting and Collateral	Total
Marketable securities	$29,989	$—	$—	$—	$29,989
Government debt	57,566	—	—	—	57,566
Corporate Bonds	—	1,841	—	—	1,841
Securities owned—Equities	739	—	—	—	739
Forwards	—	33	—	(5)	28
Foreign exchange swaps	—	3,555	—	(961)	2,594
Futures	—	9,736	—	(9,405)	331
Total	$88,294	$15,165	$—	$(10,371)	$93,088

[1]

In addition, the Company has equity securities with a fair value of approximately $24.4 million, which are presented in “Other Assets” in the Company’s unaudited condensed consolidated statements of financial condition as of March 31, 2019. These investments are remeasured to fair value on a non-recurring basis and are classified within Level 2 in the fair value hierarchy. See section below titled “Fair Value Measurements on a Non-Recurring Basis” for additional information.

	Liabilities at Fair Value at March 31, 2019
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Foreign exchange/commodities options	$42	$—	$—	$—	$42
Foreign exchange swaps	—	3,053	—	(961)	2,092
Forwards	—	176	—	(5)	171
Futures	—	9,636	—	(9,405)	231
Contingent consideration	—	—	42,139	—	42,139
Total	$42	$12,865	$42,139	$(10,371)	$44,675

	Assets at Fair Value at December 31, 2018
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Marketable securities	$32,064	$—	$—	$—	$32,064
Government debt	57,788	—	—	—	57,788
Securities owned—Equities	620	—	—	—	620
Foreign exchange/commodities options	482,751	—	—	(482,712)	39
Forwards	—	253	—	(17)	236
Foreign exchange swaps	—	1,938	—	(327)	1,611
Futures	—	57,479	—	(57,386)	93
Total	$573,223	$59,670	$—	$(540,442)	$92,451

	Liabilities at Fair Value at December 31, 2018
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Foreign exchange/commodities options	$570,728	$—	$—	$(482,712)	$88,016
Foreign exchange swaps	—	2,399	—	(327)	2,072
Forwards	—	656	—	(17)	639
Futures	—	57,788	—	(57,386)	402
Contingent consideration	—	—	45,984	—	45,984
Total	$570,728	$60,843	$45,984	$(540,442)	$137,113

Level 3 Financial Liabilities

Changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2019 were as follows (in thousands):

	Opening Balance as of January 1, 2019	Total realized and unrealized gains (losses) included in Net income (loss)	Unrealized gains (losses) included in Other comprehensive income (loss)	Purchases/Issuances	Sales/Settlements	Closing Balance at March 31, 2019	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at March 31, 2019
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration[1]	$45,984	$(1,482)	$(576)	$—	$(5,903)	$42,139	$(2,058)

[1]	Realized and unrealized gains (losses) are reported in “Other expenses” and “Other income (loss),” as applicable, in the Company’s unaudited condensed consolidated statements of operations.

Changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2018 were as follows (in thousands):

	Opening Balance as of January 1, 2018	Total realized and unrealized gains (losses) included in Net income (loss)	Unrealized gains (losses) included in Other comprehensive income (loss)	Purchases/Issuances	Sales/Settlements	Closing Balance at March 31, 2018	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at March 31, 2018
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration[1]	$41,386	$(841)	$(863)	$22	$(8,764)	$34,348	$(1,704)

[1]	Realized and unrealized gains (losses) are reported in “Other expenses” and “Other income (loss),” as applicable, in the Company’s unaudited condensed consolidated statements of operations.

Quantitative Information About Level 3 Fair Value Measurements on a Recurring Basis

The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value as of March 31, 2019
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Contingent consideration	$—	$42,139	Present value of expected payments	Discount rate Probability of meeting earnout and contingencies	9.2%-10.3% 57%-100%	9.7% 89%[1]

[1]	The probability of meeting the earnout targets as of March 31, 2019 was based on the acquired businesses’ projected future financial performance, including revenues.

	Fair Value as of December 31, 2018
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Contingent consideration	$—	$45,984	Present value of expected payments	Discount rate Probability of meeting earnout and contingencies	9.2%-10.3% 75%-100%	9.6% 95%[1]

[1]	The probability of meeting the earnout targets as of December 31, 2018 was based on the acquired businesses’ projected future financial performance, including revenues.

Information About Uncertainty of Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of March 31, 2019 and December 31, 2018, the present value of expected payments related to the Company’s contingent consideration was $42.1 million and $46.0 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, would be $62.1 million and $66.1 million, as of March 31, 2019 and December 31, 2018, respectively.

Fair Value Measurements on a Non-Recurring Basis

Pursuant to the new recognition and measurement guidance for equity investments, effective January 1, 2018, equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. The Company applied the measurement alternative to equity securities with the fair value of approximately $24.4 million and $55.8 million, which were included in “Other Assets” in the Company’s unaudited condensed consolidated statements of financial condition as of March 31, 2019 and December 31, 2018, respectively. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.

13.	Related Party Transactions

Service Agreements

Throughout Europe and Asia, the Company provides Cantor with administrative services, technology services and other support for which it charges Cantor based on the cost of providing such services plus a mark-up, generally 7.5%. In the U.K., the Company provides these services to Cantor through Tower Bridge International Services LP (“Tower Bridge”). The Company owns 52% of Tower Bridge and consolidates it, and Cantor owns 48%. Cantor’s interest in Tower Bridge is reflected as a component of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition, and the portion of Tower Bridge’s income attributable to Cantor is included as part of “Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of operations. In the U.S., the Company provides Cantor with technology services for which it charges Cantor based on the cost of providing such services.

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

For the three months ended March 31, 2019, Cantor’s share of the net profit (loss) in Tower Bridge was $(0.3) million and for the three months ended March 31, 2018, Cantor’s share of the net profit (loss) in Tower Bridge was $0.3 million. Cantor’s noncontrolling interest in Tower Bridge is included as part of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition.

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

For the three months ended March 31, 2019 and 2018, the Company recognized related party revenues of $5.8 million and $6.3 million, respectively, for the services provided to Cantor. These revenues are included as part of “Fees from related parties” in the Company’s unaudited condensed consolidated statements of operations.

In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an employee lease agreement whereby certain employees of Cantor are deemed leased employees of the Company. For the three months ended March 31, 2019 and 2018, the Company was charged $12.8 million and $12.1 million, respectively, for the services provided by Cantor and its affiliates, of which $9.9 million and $8.1 million, respectively, were to cover compensation to leased employees for the three months ended March 31, 2019 and 2018. The fees paid to Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations. The fees paid to Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

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

Prior to and in connection with the Spin-Off of Newmark, 15.1 million Newmark Holdings Units held by BGC were exchanged into 9.4 million shares of Newmark Class A common stock and 5.4 million shares of Newmark Class B common stock, and 7.0 million Newmark OpCo Units held by BGC were exchanged into 6.9 million shares of Newmark Class A common stock. These Newmark Class A and Class B shares of common stock were included in the Spin-Off to BGC’s stockholders. On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, to distribute pro rata all of the 1.5 million exchangeable limited partnership units of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the BGC Holdings distribution to its limited partners entitled to receive distributions on their BGC Holdings units who were holders of record of such units as of November 23, 2018 (including Cantor and executive officers of BGC). The Newmark Holdings Units distributed to BGC Holdings partners in the BGC Holdings distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 0.4 million Newmark Holdings Units received by Cantor also into shares of Newmark Class B common stock, at the current exchange ratio of 0.9558 shares of Newmark common stock per Newmark Holdings unit (subject to adjustment). See Note 1—“Organization and Basis of Presentation” for additional information.

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

During the three months ended March 31, 2019 and 2018, Lucera had $0.1 million and $0.2 million in related party revenues from Cantor, respectively. These revenues are included in “Data, software and post-trade” in the Company’s unaudited condensed consolidated statements of operations.

Clearing Agreement with Cantor

The Company receives certain clearing services from Cantor pursuant to its clearing agreement. These clearing services are provided in exchange for payment by the Company of third-party clearing costs and allocated costs. The costs associated with these payments are included as part of “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations. The costs for these services for the three months ended March 31, 2019 are included as part of the charges to BGC for services provided by Cantor and its affiliates as discussed in “Service Agreements” above.

Other Agreements with Cantor

The Company is authorized to enter into short-term arrangements with Cantor to cover any failed U.S. Treasury securities transactions and to share equally in any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of March 31, 2019, Cantor facilitated Repurchase Agreements between the Company and Cantor in the amount of $4.3 million for the purpose of financing fails. As of December 31, 2018, Cantor facilitated Repurchase Agreements between the Company and Cantor in the amount of $1.0 million for the purpose of financing fails.

To more effectively manage the Company’s exposure to changes in foreign exchange rates, the Company and Cantor have agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to foreign exchange currency hedging between Cantor and the Company. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of Cantor and the Company is utilized to determine the shares of profit or loss allocated to each for the period. During the three months ended March 31, 2019 and 2018, the Company recognized its share of foreign exchange gains of $0.2 million and foreign exchange losses of $1.0 million, respectively. These gains and losses are included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations.

Pursuant to the separation agreement relating to the Company’s acquisition of certain BGC businesses from Cantor in 2008, Cantor has a right, subject to certain conditions, to be the Company’s customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use market data from the Company without any cost. Any future related-party transactions or arrangements between the Company and Cantor are subject to the prior approval by the Company’s Audit Committee. During the three months ended March 31, 2019 and 2018, the Company recorded revenues from Cantor entities of $78 thousand and $58 thousand, respectively, related to commissions paid to the Company by Cantor. These revenues are included as part of “Commissions” in the Company’s unaudited condensed consolidated statements of operations.

The Company and Cantor are authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.

In August 2013, the Audit Committee authorized the Company to invest up to $350.0 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used by the Company from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including policies related to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of March 31, 2019 and December 31, 2018, the Company did not have any investments in the program.

On June 5, 2015, the Company entered into an agreement with Cantor providing Cantor, CF Group Management, Inc., CFGM and other Cantor affiliates entitled to hold BGC Class B common stock the right to exchange from time to time, on a one-to-one basis, subject to adjustment, up to an aggregate of 34,649,693 shares of BGC Class A common stock now owned or subsequently acquired by such Cantor entities for up to an aggregate of 34,649,693 shares of BGC Class B common stock. Such shares of BGC Class B common stock, which currently can be acquired upon the exchange of exchangeable limited partnership units owned in BGC Holdings, are already included in the Company’s fully diluted share count and will not increase Cantor’s current maximum potential voting power in the common equity. The exchange agreement will enable the Cantor entities to acquire the same number of shares of BGC Class B common stock that they are already entitled to acquire without having to exchange its exchangeable limited partnership units in BGC Holdings. The Company’s Audit Committee and full Board of Directors determined that it was in the best interests of the Company and its stockholders to approve the exchange agreement because it will help ensure that Cantor retains its exchangeable limited partnership units in BGC Holdings, which is the same partnership in which the Company’s partner employees participate, thus continuing to align the interests of Cantor with those of the partner employees.

On November 23, 2018, BGC Partners issued 10,323,366 shares of BGC Partners Class B common stock to Cantor and 712,907 shares of BGC Partners Class B common stock to CFGM, in each case in exchange for shares of BGC Partners Class A common stock owned by Cantor and CFGM, respectively, on a one-to-one basis pursuant to the Exchange Agreement (the “Class B Issuance”). Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Partners by Cantor or CFGM for the Class B Issuance. The Class B Issuance was exempt from the Securities Act. Following this exchange, Cantor and its affiliates only have the right to exchange up to an aggregate of 23,613,420 shares of BGC Class A common stock, now owned or subsequently acquired, or its exchangeable limited partnership units in BGC Holdings, into shares of BGC Class B common stock.

Under the exchange agreement, Cantor and CFGM have the right to exchange shares of BGC Class A common stock for the same number of shares of BGC Class B common stock. As of March 31, 2019, Cantor and CFGM do not own any shares of BGC Class A common stock. Cantor would also have the right to exchange any shares of BGC Class A common stock subsequently acquired by it for shares of BGC Class B common stock, up to 23,613,420 shares of BGC Class B common stock.

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

On April 21, 2017, the Company entered into a $150.0 million revolving credit facility (the “Credit Facility”) with an affiliate of Cantor. BGC agreed to lend $150.0 million under the Credit Facility to such affiliate (the “Loan”). On September 8, 2017, the outstanding balance of $150.0 million was repaid in its entirety. The Credit Facility was terminated on March 19, 2018, therefore there were no borrowings outstanding as of March 31, 2019 and December 31, 2018. The Company did not record any interest income related to the Loan for the three months ended March 31, 2019 and 2018.

On March 19, 2018, the Company entered into the BGC Credit Agreement with Cantor (“BGC Credit Agreement”). The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the Credit Facility described above and was approved by the Audit Committee of BGC. On August 6, 2018, the Company entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that can be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2020, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of March 31, 2019, there were no borrowings by BGC or Cantor outstanding under this agreement. The Company recorded interest expense related to this agreement of $0.4 million for the three months ended March 31, 2018, of which $0.4 million was allocated to discontinued operations in the Company’s unaudited condensed consolidated statements of operations. The Company did not record any interest income or interest expense related to the agreement for the three months ended March 31, 2019.

As part of the Company’s cash management process, the Company may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of March 31, 2019 and December 31, 2018, the Company had no reverse repurchase agreements.

Receivables from and Payables to Related Broker-Dealers

Amounts due to or from Cantor and Freedom International Brokerage, one of the Company’s equity method investments, are for transactional revenues under a technology and services agreement with Freedom International Brokerage as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited condensed consolidated statements of financial condition. As of March 31, 2019 and December 31, 2018, the Company had receivables from Freedom International Brokerage of $1.6 million and $1.4 million, respectively. As of March 31, 2019 and December 31, 2018, the Company had $2.6 million and $1.6 million, respectively, in receivables from Cantor related to open derivative contracts. As of March 31, 2019 and December 31, 2018, the Company had $2.0 million and $2.1 million, respectively, in payables to Cantor related to open derivative contracts. As of March 31, 2019 and December 31, 2018, the Company did not have any payables to Cantor related to fails and pending trades.

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

As of March 31, 2019 and December 31, 2018, the aggregate balance of employee loans, net, was $240.3 million and $216.9 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s unaudited condensed consolidated statements of financial condition. Compensation expense for the above-mentioned employee loans for the three months ended March 31, 2019 and 2018 was $6.6 million and $1.6 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

Interest income on the above-mentioned employee loans for the three months ended March 31, 2019 and 2018 was $1.0 million and $0.7 million, respectively. The interest income related to these employee loans is included as part of “Interest income” in the Company’s unaudited condensed consolidated statements of operations.

Controlled Equity Offerings and Other Transactions with CF&Co

As discussed in Note 6—“Stock Transactions and Unit Redemptions,” the Company has entered into the March 2018 Sales Agreement and the April 2017 Sales Agreement with CF&Co, as the Company’s sales agent. During the three months ended March 31, 2019, the Company sold 0.9 million shares under its March 2018 Sales Agreement with CF&Co. for aggregate proceeds of $5.3 million, at a weighted-average price of $6.17 per share. During the three months ended March 31, 2018, the Company sold 19.9 million shares under its Sales Agreements with CF&Co. for aggregate proceeds of $280.4 million, at a weighted-average price of $14.11 per share. For the three months ended March 31, 2019 and 2018, the Company was charged approximately $0.1 million and $5.6 million, respectively, for services provided by CF&Co related to the Company’s Sales Agreements with CF&Co. The net proceeds of the shares sold are included as part of “Additional paid-in capital” in the Company’s unaudited condensed consolidated statements of financial condition.

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

On October 3, 2014, management was granted approval by the Company’s Board of Directors and Audit Committee to enter into stock loan transactions with CF&Co utilizing shares of Nasdaq stock or other equities. Such stock loan transactions will bear market terms and rates. As of March 31, 2019, the Company had Securities loaned transactions of $25.1 million with CF&Co. The fair value of the securities lent was $25.3 million (see Note 8—“Collateralized Transactions”). As of March 31, 2019, the cash collateral received from CF&Co bore interest rates ranging from 2.95% to 3.25%. As of December 31, 2018, the Company had Securities loaned transactions of $15.1 million with Cantor. The market value of the securities lent was $15.3 million (see Note 8—“Collateralized Transactions”). As of December 31, 2018, the cash collateral received from CF&Co bore an annual interest rate of 2.9%. Securities loaned transactions are included in “Securities loaned” in the Company’s unaudited condensed consolidated statements of financial condition.

On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes due 2021 (the “5.125% Senior Notes”). In connection with this issuance of 5.125% Senior Notes, the Company recorded approximately $0.5 million in underwriting fees payable to CF&Co and $18 thousand to CastleOak Securities, L.P. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor purchased approximately $15.0 million of such senior notes and still holds such notes as of March 31, 2019.

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

Under rules adopted by the Commodity Futures Trading Commission (the “CFTC”), all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the National Futures Association and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. From time to time, the Company’s foreign-based brokers engage in interest rate swap transactions with U.S.-based counterparties, and therefore the Company is subject to the CFTC requirements. CF&Co has entered into guarantees on behalf of the Company, and the Company is required to indemnify CF&Co for the amounts, if any, paid by CF&Co on behalf of the Company pursuant to this arrangement. During the three months ended March 31, 2019 and 2018, the Company recorded fees of $31.3 thousand, with respect to these guarantees. These fees were included in “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations.

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

As of March 31, 2019, there were 1,472,398 FPUs in BGC Holdings remaining, which the partnerships had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

Transactions with Executive Officers and Directors

On March 27, 2019, the Audit and Compensation Committees authorized the purchase by the Company from Stephen M. Merkel of up to 250,000 shares of Class A common stock at the closing price on March 26, 2019. 233,172 shares of Class A common stock were purchased by the Company on March 27, 2019 at $5.30 per share, the closing price on March 26, 2019.

On February 27, 2019, the Audit Committee authorized the purchase by Mr. Lutnick’s retirement plan of up to $56,038 in our Class A common stock at the closing price on March 4, 2019.  8,980 shares of Class A common stock were purchased by the plan on March 5, 2019 at $6.24 per share, the closing price on March 4, 2019.

On February 16, 2018, the Audit Committee authorized the purchase by Mr. Lutnick’s retirement plan of up to $105,000 in our Class A common stock at the closing price on the date of purchase. 7,883 shares of our Class A common stock were purchased by the plan on February 26, 2018 at $13.17 per share, the closing price on the date of purchase.

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

Transactions with Relief Fund

During the year ended December 31, 2015, the Company committed to make charitable contributions to the Cantor Fitzgerald Relief Fund in the amount of $40.0 million, which the Company recorded in “Other expenses” in the Company’s unaudited condensed consolidated statements of operations for the year ended December 31, 2015. As of March 31, 2019 and December 31, 2018, the remaining liability associated with this commitment was $14.8 million and $20.0 million, respectively, which is included in “Accounts payable, accrued and other liabilities” in the Company’s unaudited condensed consolidated statements of financial condition.

Other Transactions

The Company is authorized to enter into loans, investments or other credit support arrangements for Aqua Securities L.P. (“Aqua”), an alternative electronic trading platform that offers new pools of block liquidity to the global equities markets; such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. On October 27, 2015, the Company’s Board of Directors and Audit Committee increased the authorized amount by an additional $4.0 million, to $16.2 million. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. Aqua is 51% owned by Cantor and 49% owned by the Company. Aqua is accounted for under the equity method of accounting. During the three months ended March 31, 2019 and 2018, the Company made $0.4 million and $0.1 million, respectively, in cash contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s unaudited condensed consolidated statements of financial condition.

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

Equity Method Investments

The carrying value of the Company’s equity method investments was $36.4 million as of March 31, 2019 and $35.2 million as of December 31, 2018, and is included in “Investments” in the Company’s unaudited condensed consolidated statements of financial condition.

The Company recognized net gains of $0.8 million and $2.6 million related to its equity method investments for the three months ended March 31, 2019 and 2018, respectively. The Company’s share of the net gains or losses is reflected in “Gains (losses) on equity method investments” in the Company’s unaudited condensed consolidated statements of operations.

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

Effective January 1, 2018, these investments are accounted for using the measurement alternative in accordance with the new guidance on recognition and measurement. The carrying value of these investments was $0.3 million and $0.2 as of March 31, 2019 and December 31, 2018, respectively, and they are included in “Investments” in the Company’s unaudited condensed statements of financial condition. The Company did not recognize any gains, losses, or impairments relating to investments carried under the measurement alternative for the three months ended March 31, 2019.

In addition, the Company owns membership shares, which are included in “Other Assets” in the Company’s unaudited condensed consolidated statements of financial condition as of March 31, 2019 and December 31, 2018. Prior to January 1, 2018, these shares were accounted for using the cost method in accordance with U.S. GAAP guidance, Investments—Other. Effective January 1, 2018, these shares are accounted for using the measurement alternative in accordance with the new guidance on recognition and measurement. The Company recognized $20.4 million and $20.6 million unrealized gains to reflect observable transactions for these shares during the three months ended March 31, 2019 and March 31, 2018, respectively. The unrealized gains are reflected in “Other Income” in the Company’s unaudited condensed consolidated statements of operations.

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

The following table sets forth the Company’s investment in its unconsolidated VIEs and the maximum exposure to loss with respect to such entities as of March 31, 2019 and December 31, 2018 (in thousands).

	March 31, 2019		December 31, 2018
		Maximum		Maximum
		Exposure to		Exposure to
	Investment	Loss	Investment	Loss
Variable interest entities[1]	$4,000	$4,980	$3,899	$4,879

[1]

The Company has entered into a subordinated loan agreement with Aqua, whereby the Company agreed to lend the principal sum of $980.0 thousand. As of March 31, 2019 and December 31, 2018, the Company’s maximum exposure to loss with respect to its unconsolidated VIEs includes the sum of its equity investments in its unconsolidated VIEs and the $980.0 thousand subordinated loan to Aqua.

Consolidated VIE

The Company is invested in a limited liability company that is focused on developing a proprietary trading technology. The limited liability company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company, through GFI, was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $5.0 million and $4.9 million as of March 31, 2019 and December 31, 2018, respectively, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $0.8 million and $0.6 million as of March 31, 2019 and December 31, 2018, respectively. The Company’s exposure to economic loss on this VIE was approximately $2.2 million and $2.1 million as of March 31, 2019 and December 31, 2018, respectively.

15.	Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Computer and communications equipment	$147,517	$140,451
Software, including software development costs	212,512	194,470
Leasehold improvements and other fixed assets	141,727	127,349
	501,756	462,270
Less: accumulated depreciation and amortization	(332,157)	(305,101)
Fixed assets, net	$169,599	$157,169

Depreciation expense was $5.0 million and $4.6 million for the three months ended March 31, 2019 and 2018, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

The Company has approximately $9.9 million of asset retirement obligations related to certain of its leasehold improvements. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit adjusted risk-free interest rate in effect when the liability was initially recognized.

For the three months ended March 31, 2019 and 2018, software development costs totaling $6.3 million and $10.8 million, respectively, were capitalized. Amortization of software development costs totaled $6.2 million and $5.9 million for the three months ended March 31, 2019 and 2018, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

Impairment charges of $0.4 million were recorded for the three months ended March 31, 2019 related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. No impairment charges were recorded for the three months ended March 31, 2018. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

16.	Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill for the three months ended March 31, 2019 were as follows (in thousands):

Goodwill
Balance at December 31, 2018	$504,646
Acquisitions	55,872
Measurement period adjustments	(1,084)
Cumulative translation adjustment	747
Balance at March 31, 2019	$560,181

For additional information on Goodwill, See Note 4—“Acquisitions”.

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets.

Other intangible assets consisted of the following (in thousands, except weighted-average remaining life):

	March 31, 2019
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$244,157	$42,437	$201,720	12.0
Technology	24,023	14,040	9,983	2.9
Noncompete agreements	30,178	23,462	6,716	2.4
Patents	9,303	8,961	342	2.5
All other	11,679	6,972	4,707	10.0
Total definite life intangible assets	319,340	95,872	223,468	11.2
Indefinite life intangible assets:
Trade names	87,704	—	87,704	N/A
Licenses	7,929	—	7,929	N/A
Total indefinite life intangible assets	95,633	—	95,633	N/A
Total	$414,973	$95,872	$319,101	11.2

	December 31, 2018
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$225,094	$40,088	$185,006	11.9
Technology	24,023	13,754	10,269	3.0
Noncompete agreements	30,131	22,131	8,000	2.4
Patents	9,635	9,222	413	2.5
All other	9,330	3,172	6,158	7.9
Total definite life intangible assets	298,213	88,367	209,846	11.0
Indefinite life intangible assets:
Trade names	81,004	—	81,004	N/A
Licenses	7,929	—	7,929	N/A
Total indefinite life intangible assets	88,933	—	88,933	N/A
Total	$387,146	$88,367	$298,779	11.0

Intangible amortization expense was $7.2 million for both the three months ended March 31, 2019 and 2018. Intangible amortization is included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations.

There was no impairment charge for the Company’s indefinite life intangibles for the three months ended March 31, 2019 and March 31, 2018.

The estimated future amortization expense of definite life intangible assets as of March 31, 2019 is as follows (in millions):

2019	$22.2
2020	23.6
2021	22.4
2022	19.4
2023	18.8
2024 and thereafter	117.1
Total	$223.5

17.	Notes Payable, Other and Short-Term Borrowings

Notes payable, other and short-term borrowings consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Unsecured senior revolving credit agreement	$248,446	$—
8.375% Senior Notes	—	—
5.125% Senior Notes	298,034	297,821
5.375% Senior Notes	—	—
5.375% Senior Notes due 2023	444,433	444,696
Collateralized borrowings	17,318	21,031
Total Notes payable and other borrowings	1,008,231	763,548
Short-term borrowings	5,133	5,162
Total Notes payable, other and short-term borrowings	$1,013,364	$768,710

Unsecured Senior Revolving Credit Agreement

On September 8, 2017, the Company entered into a committed unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders.  The revolving credit agreement provided for revolving loans of up to $400.0 million. The maturity date of the facility was September 8, 2019. On November 22, 2017, the Company and Newmark entered into an amendment to the unsecured senior revolving credit agreement. Pursuant to the amendment, the then-outstanding borrowings of the Company under the revolving credit facility were converted into a term loan. There was no change in the maturity date or interest rate. Effective December 13, 2017, Newmark assumed the obligations of the Company as borrower under the converted term loan. The

Company remained a borrower under, and retained access to, the revolving credit facility for any future draws, subject to availability which increased as Newmark repaid the converted term loan. During the year ended December 31, 2018, Newmark repaid the outstanding balance of the converted term loan. During the year ended December 31, 2018, the Company borrowed $195.0 million under the committed unsecured senior revolving credit agreement and repaid the $195.0 million during the year. Therefore, there were no borrowings outstanding as of December 31, 2018. On November 28, 2018, the Company entered into a new revolving credit facility which replaced the existing committed unsecured senior revolving credit agreement.  The maturity date of the new revolving credit agreement is November 28, 2020 and the maximum revolving loan balance has been reduced from $400.0 million to $350.0 million. Borrowings under this agreement bore interest at either LIBOR or a defined base rate plus additional margin. As of March 31, 2019 there was $248.4 million of borrowings outstanding, net of deferred financing costs of $1.6 million, under the new unsecured revolving credit agreement. The average interest rate on the outstanding borrowings was 4.59% for the three months ended March 31, 2019. As of December 31, 2018, there were no borrowings outstanding under the new unsecured senior revolving credit agreement. The Company recorded interest expense related to the unsecured senior revolving credit agreement of $2.0 million for the three months ended March 31, 2019. The Company recorded no interest expense related to the unsecured senior revolving credit agreement for the three months ended March 31, 2018.

Senior Notes

The Company’s Senior Notes are recorded at amortized cost. As of March 31, 2019 and December 31, 2018, the carrying amounts and estimated fair values of the Company’s Senior Notes were as follows (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.125% Senior Notes	$—	$—	$—	$—
5.375% Senior Notes	—	—	—	—
8.375% Senior Notes	—	—	—	—
5.125% Senior Notes	298,034	306,840	297,821	304,890
5.375% Senior Notes due 2023	444,433	463,770	444,696	451,305
Total	$742,467	$770,610	$742,517	$756,195

The fair values of the Senior Notes were determined using observable market prices as these securities are traded, and based on whether they are deemed to be actively traded, the 5.125% Senior Notes and the 5.375% Senior Notes due 2023 are considered Level 2 within the fair value hierarchy.

8.125% Senior Notes

On June 26, 2012, the Company issued an aggregate of $112.5 million principal amount of 8.125% Senior Notes due 2042. The 8.125% Senior Notes are senior unsecured obligations of the Company. The 8.125% Senior Notes may be redeemed for cash, in whole or in part, on or after June 26, 2017, at the Company’s option, at any time and from time to time, until maturity at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date. The 8.125% Senior Notes were listed on the New York Stock Exchange under the symbol “BGCA.” The Company used the proceeds to repay short-term borrowings under its unsecured revolving credit facility and for general corporate purposes, including acquisitions.

The initial carrying value of the 8.125% Senior Notes was $108.7 million, net of debt issuance costs of $3.8 million. The issuance costs were amortized as interest cost, and the carrying value of the 8.125% Senior Notes accreted to the face amount over the term of the 8.125% Senior Notes and subsequently repaid the 8.125% Senior Notes on September 5, 2018. On December 13, 2017, Newmark assumed the obligations of the Company under the 8.125% Senior Notes. The Company did not record any interest expense related to the 8.125% Senior Notes for the three months ended March 31, 2019 and 2018, as Newmark assumed this obligation in 2017.

5.375% Senior Notes

On December 9, 2014, the Company issued an aggregate of $300.0 million principal amount of 5.375% Senior Notes due 2019 (the “5.375% Senior Notes”). The 5.375% Senior Notes are general senior unsecured obligations of the Company. These Senior Notes bear interest at a rate of 5.375% per year, payable in cash on June 9 and December 9 of each year, commencing June 9, 2015. The interest rate payable on the notes will be subject to adjustments from time to time based on the debt rating assigned by specified rating agencies to the notes, as set forth in the Indenture. The 5.375% Senior Notes were scheduled to mature on December 9, 2019.

The initial carrying value of the 5.375% Senior Notes was $295.1 million, net of the discount and debt issuance costs of $4.9 million. The issuance costs were amortized as interest cost, and the carrying value of the 5.375% Senior Notes accreted to the face amount over the term of the notes. As of December 13, 2017, Newmark assumed the obligation of the Company under the 5.375% Senior Notes. During the year ended December 31, 2018, Newmark repaid the Company in full for the 5.375% Senior Notes, in which the Company redeemed the 5.375% Senior Notes. The Company did not record any interest expense related to the 5.375% Senior Notes for the three months ended March 31, 2019 and 2018, as Newmark assumed this obligation in 2017.

8.375% Senior Notes

As part of the GFI acquisition, the Company assumed $240.0 million in aggregate principal amount of 8.375% Senior Notes due July 2018 (the “8.375% Senior Notes”). Interest on these notes is payable, semi-annually in arrears on the 19th of January and July. On July 19, 2018, the Company repaid the $240.0 million principal amount of its 8.375% Senior Notes upon their maturity. The Company did not record any interest expense for the three months ended March 31, 2019. The Company recorded interest expense related to the 8.375% Senior Notes of $5.0 million for the three months ended March 31, 2018.

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

The initial carrying value of the 5.125% Senior Notes was $295.8 million, net of the discount and debt issuance costs of $4.2 million. The issuance costs are amortized as interest expense and the carrying value of the 5.125% Senior Notes will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 5.125% Senior Notes of $4.1 million and $4.0 million for the three months ended March 31, 2019 and 2018, respectively.

5.375% Senior Notes due 2023

On July 24, 2018, the Company issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes due 2023 (the “5.375% Senior Notes due 2023”). The 5.375% Senior Notes due 2023 are general senior unsecured obligations of the Company. These 5.375% Senior Notes due 2023 bear interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The 5.375% Senior Notes due 2023 will mature on July 24, 2023. The Company may redeem some or all of the 5.375% Senior Notes due 2023 at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 5.375% Senior Notes due 2023). If a “Change of Control Triggering Event” (as defined in the indenture related to the 5.375% Senior Notes due 2023) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes due 2023 was $444.2 million, net of the discount and debt issuance costs of $5.8 million. The issuance costs are amortized as interest expense and the carrying value of the 5.375% Senior Notes due 2023 will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 5.375% Senior Notes due 2023 of $6.3 million for the three months ended March 31, 2019. The Company did not record any interest expense related to the 5.375% Senior Notes due 2023 for the three months ended March 31, 2018.

Collateralized Borrowings

On March 13, 2015, the Company entered into a secured loan arrangement of $28.2 million under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.70% per year and matured on March 13, 2019, therefore there were no borrowings outstanding as of March 31, 2019. As of December 31, 2018 the Company had $1.8 million outstanding related to this secured loan agreement. The value of the fixed assets pledged as of December 31, 2018 was $0.1 million. The Company recorded interest expense related to this secured loan arrangement of $29 thousand and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

On May 31, 2017, the Company entered into a secured loan arrangement of $29.9 million under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.44% per year and matures on May 31, 2021. As of March 31, 2019 and December 31 2018, the Company had $17.3 million and $19.2 million, respectively, outstanding related to this secured loan arrangement. The value of the fixed assets pledged as of March 31, 2019 was $5.2 million. The Company recorded interest expense related to this secured loan arrangement of $0.2 million for both the three months ended March 31, 2019 and March 31, 2018, respectively.

Short-term Borrowings

On August 22, 2017, the Company entered into a committed unsecured loan agreement with Itau Unibanco S.A. The credit agreement provides for short term loans of up to $5.1 million (BRL 20.0 million).  The maturity date of the agreement is May 20, 2019. Borrowings under this facility bear interest at the Brazilian Interbank offering rate plus 3.30%. As of March 31, 2019, there were $5.1 million (BRL 20.0 million) of borrowings outstanding under the facility. As of March 31, 2019, the interest rate was 9.8%. The Company recorded interest expense related to the loan of $0.1 million for both the three months ended March 31, 2019 and March 31, 2018.

On August 23, 2017, the Company entered into a committed unsecured credit agreement with Itau Unibanco S.A. The credit agreement provides for an intra-day overdraft credit line up to $12.9 million (BRL 50.0 million).  The maturity date of the agreement is June 14, 2019. This facility bears a fee of 1.00% per year. As of March 31, 2019 and December 31, 2018, there were no borrowings outstanding under this facility. The Company recorded bank fees related to the agreement of $33 thousand and $39 thousand for the three months ended March 31, 2019 and March 31, 2018, respectively.

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

On June 22, 2016, at the Annual Meeting of Stockholders of the Company, the stockholders approved the Seventh Amended and Restated Long Term Incentive Plan (the “Equity Plan”) to increase from 350 million to 400 million the aggregate number of shares of Class A common stock of the Company that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. As of March 31, 2019, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 154.4 million shares. On June 6, 2017, at the Annual Meeting of Stockholders of the Company, the Company’s stockholders approved the Company’s Second Amended and Restated Incentive Bonus Compensation Plan (the “Incentive Plan”) to approve the material terms of the performance goals under the Incentive Plan for compliance with Section 162(m) of the Internal Revenue Code of 1986, as amended, including an amendment to those performance goals in order to broaden the stock price performance goal to include dividends and/or total stockholder return.

Limited Partnership Units

A summary of the activity associated with limited partnership units awarded to BGC employees is as follows:

	BGC Units	Newmark Units
Balance at December 31, 2018	79,729,188	22,113,105
Granted	9,290,951	508,522
Redeemed/exchanged units	(4,073,748)	(37,567)
Forfeited units/other	(4,002,864)	(7,095,471)
Balance at March 31, 2019	80,943,527	15,488,589

During the three months ended March 31, 2019, the Company granted exchangeability on 0.3 million and 0.1 million limited partnership units in BGC Holdings and Newmark Holdings, respectively, and during the three months ended March 31, 2018, the Company granted exchangeability on 3.2 and 1.4 million limited partnership units in BGC Holdings and Newmark Holdings, respectively. The Company incurred non-cash compensation expense related to the grant of exchangeability of $5.0 million and $34.5 million for the three months ended March 31, 2019 and 2018, respectively. This expense is included within “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the Company’s unaudited condensed consolidated statements of operations.

In addition, during the three months ended March 31, 2019, the Company redeemed 0.2 million units in BGC Holdings and 0.1 million units in Newmark Holdings and in turn directly issued employees an equivalent amount of BGC or Newmark shares, respectively. The Company incurred an expense of $1.1 million relating to this activity, which is included within “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the Company’s unaudited condensed consolidated statements of operations.

As of March 31, 2019 and December 31, 2018, the number of share-equivalent limited partnership units exchangeable into shares of BGC Class A common stock at the discretion of the unit holder was 2.8 million and 3.9 million, respectively.

As of March 31, 2019, the notional value of the BGC limited partnership units with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses, was approximately $10.0 million. The number of outstanding limited partnership units with a post-termination pay-out represent 0.3 million limited partnership units in BGC Holdings of which approximately 59 thousand units in BGC Holdings. As of March 31, 2019, the aggregate estimated fair value of these limited partnership units was approximately $5.1 million. As of March 31, 2019, the notional value of the Newmark limited partnership units with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses, was approximately $1.0 million. The number of outstanding limited partnership units with a post-termination pay-out represent 129 thousand limited partnership units in Newmark Holdings, of which approximately 85 thousand units in Newmark Holdings were unvested. As of March 31, 2019, the aggregate estimated fair value of these limited partnership units was approximately $0.1 million.

As of December 31, 2018, the notional value of the BGC limited partnership units with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses, was approximately $10.0 million. As of December 31, 2018, the aggregate estimated fair value of these limited partnership units was approximately $4.8 million. The number of outstanding limited partnership units with a post-termination pay-out as of December 31, 2018 was approximately 0.3 million, of which approximately 0.1 million were unvested. As of December 31, 2018, the number of outstanding limited partnership units with a post-termination pay-out represent 0.3 million and 0.2 million of limited partnership units in BGC Holdings and Newmark Holdings, respectively, of which approximately 68 thousand and 31 thousand units in BGC Holdings and Newmark Holdings, respectively, were unvested. The liability for limited partnership units with a post-termination payout held by executives and non-executive employees is included in “Accrued compensation” on the Company’s unaudited condensed consolidated statements of financial condition.

Certain of the limited partnership units with a post-termination pay-out have been granted in connection with the Company’s acquisitions. As of March 31, 2019 and December 31, 2018, the aggregate estimated fair value of these acquisition-related limited partnership units was $3.6 million. The liability for such acquisition-related limited partnership units is included in “Accounts payable, accrued and other liabilities” on the Company’s unaudited condensed consolidated statements of financial condition.

Compensation expense related to limited partnership units with a post-termination pay-out amount or a stated vesting schedule is recognized over the stated service period. These units generally vest between three and five years from the date of grant. The Company recognized compensation expense (benefit) related to these limited partnership units of $(0.5) million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively. This expense is included in “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

Certain limited partnership units generally receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. The allocation of income to limited partnership units and FPUs was $4.5 million and $3.8 million for the three months ended March 31, 2019 and 2018, respectively. This expense is included within “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the Company’s unaudited condensed consolidated statements of operations.

Restricted Stock Units

A summary of the activity associated with RSUs held by BGC employees is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2018	928,713	$10.83	1.75
Granted	138,784	5.86
Delivered units	(273,163)	10.15
Forfeited units	(27,404)	10.17
Balance at March 31, 2019	766,930	$10.20	2.09

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

During the three months ended March 31, 2019 and 2018, the Company granted 0.1 million and 49 thousand, respectively, of RSUs with aggregate estimated grant date fair values of approximately $0.8 million and $0.6 million, respectively, to employees and directors. These RSUs were awarded in lieu of cash compensation for salaries, commissions, fees, and/or discretionary or guaranteed bonuses. RSUs granted to these individuals generally vest over a two- to four-year period.

For RSUs that vested during the three months ended March 31, 2019 and 2018, the Company withheld shares valued at $0.4 million and $1.3 million, respectively, to pay taxes due at the time of vesting.

As of March 31, 2019 and December 31, 2018, the aggregate estimated grant date fair value of outstanding RSUs was approximately $7.8 million and $10.1 million, respectively.

Compensation expense related to RSUs was approximately $0.7 million and $1.2 million, respectively, for the three months ended March 31, 2019 and 2018. As of March 31, 2019, there was approximately $7.3 million of total unrecognized compensation expense related to unvested RSUs.

In addition, during the three months ended March 31, 2019, the Company incurred compensation expense related to acquisition RSUs of approximately $0.3 million. There was no expense for acquisition related RSUs during the three months ended March 31, 2018.

Restricted Stock

The Company has granted restricted shares under its Equity Plan. Such restricted shares are generally saleable by partners in five to ten years. Partners who agree to extend the length of their employment agreements and/or other contractual modifications sought by the Company are expected to be able to sell their restricted shares over a shorter time period. Transferability of the shares of restricted stock is not subject to continued employment or service with the Company or any affiliate or subsidiary of the Company; however, transferability is subject to compliance with BGC Partners’ and its affiliates’ customary noncompete obligations. During the three months ended March 31, 2019 and 2018, there were no BGC shares forfeited in connection with this clause. During the three months ended March 31, 2019 and 2018, the Company released the restrictions with respect to approximately 0.5 million of such BGC shares. As of March 31, 2019, there were 6.9 million of such restricted BGC shares outstanding.

Deferred Compensation

As part of the acquisition of GFI, the Company maintains a Deferred Cash Award Program, which provides for the grant of deferred cash incentive compensation to eligible employees. The Company may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period. In addition, prior to the completion of the tender offer, GFI’s outstanding RSUs were converted into the right to receive an amount in cash equal to $6.10 per unit, with such cash payable on and subject to the terms and conditions of the original vesting schedule of each RSU. The total compensation expense recognized in relation to the deferred cash compensation awards was de minimis and $1.3 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the total liability for the deferred cash compensation awards was $5.5 million, which is included in “Accrued compensation” on the Company’s unaudited condensed consolidated statements of financial condition. Total unrecognized compensation cost related to deferred cash compensation, prior to the consideration of forfeitures, was approximately $2.0 million and is expected to be recognized over a weighted-average period of 1.79 years.

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

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacted, that are used in lieu of margin and deposits with those clearing organizations. For both March 31, 2019 and December 31, 2018, the Company was contingently liable for $1.0 million under these letters of credit.

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

Insurance

The Company is self-insured for health care claims, up to a stop-loss amount for eligible participating employees and qualified dependents in the United States, subject to deductibles and limitations. The Company’s liability for claims incurred but not reported is determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $1.9 million in health care claims as of March 31, 2019. The Company does not expect health care claims to have a material impact on its financial condition, results of operations or cash flows.

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

Indemnifications

In connection with the sale of eSpeed, the Company has indemnified Nasdaq for amounts over a defined threshold against damages arising from breaches of representations, warranties and covenants. In addition, in connection with the acquisition of GFI, the Company has indemnified the directors and officers of GFI. As of March 31, 2019, no contingent liability has been recorded in the Company’s unaudited condensed consolidated statements of financial condition for these indemnifications, as the potential for being required to make payments under these indemnifications is remote.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the unaudited condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is deemed more likely than not that those assets will not be realized

Pursuant to FASB guidance on Accounting for Uncertainty in Income Taxes, the Company provides for uncertain tax positions as a component of income tax expense based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.

As of March 31, 2019 and December 31, 2018, the Company’s unrecognized tax benefits, excluding related interest and penalties, were $12.8 and $10.3 million, respectively, all of which, if recognized, would affect the effective tax rate. The Company is currently open to examination by tax authorities in United States Federal, state and local jurisdictions and certain non-U.S. jurisdictions for tax years beginning 2008, 2009 and 2012, respectively. The Company is currently under examination by tax authorities in the United States Federal and certain state and local jurisdictions. The Company does not believe that the amounts of unrecognized tax benefits will materially change over the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits in “Provision for income taxes” in the Company’s unaudited condensed consolidated statements of operations. As of March 31, 2019 and December 31, 2018 the Company accrued $4.0 million and $3.3 million, respectively, for income tax-related interest and penalties.

21.	Regulatory Requirements

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or Futures Commissions Merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of March 31, 2019, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain European subsidiaries of the Company are regulated by the Financial Conduct Authority (the “FCA”) and must maintain financial resources (as defined by the FCA) in excess of the total financial resources requirement of the FCA. As of March 31, 2019, the European subsidiaries had financial resources in excess of their requirements.

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

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of March 31, 2019, our regulated subsidiaries held $605.7 million of net assets. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $375.2 million.

22.	Segment, Geographic and Product Information

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

Geographic Information

The Company offers products and services in the U.S., U.K., Asia (including Australia), Other Europe, the Middle East and Africa region (defined as the “MEA” region), France, and Other Americas. Information regarding revenues for the three months ended March 31, 2019 and 2018, respectively, is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenues:
United States	$146,420	$147,660
United Kingdom	231,780	223,114
Asia	81,567	68,611
Other Europe/MEA	49,843	50,020
France	21,489	21,430
Other Americas	13,652	13,939
Total revenues	$544,751	$524,774

Information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; certain other investments; goodwill; other intangible assets, net of accumulated amortization; and rent and other deposits) in the geographic areas as of March 31, 2019 and December 31, 2018, respectively, is as follows (in thousands):

	March 31,	December 31,
	2019	2018
Long-lived assets:
United States	$723,554	$719,914
United Kingdom	444,777	367,681
Asia	83,715	57,626
Other Europe/MEA	26,753	23,917
France	15,855	12,294
Other Americas	18,551	18,637
Total long-lived assets	$1,313,205	$1,200,069

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

	Three Months Ended March 31,
	2019	2018
Revenues:
Rates	$163,789	$160,772
Credit	85,727	82,050
Foreign exchange	93,380	99,050
Energy and commodities	69,865	60,149
Equities, insurance, and other asset classes	100,989	97,754
Total brokerage revenues	$513,750	$499,775
All other revenue	31,001	24,999
Total revenues	$544,751	$524,774

23.	Revenue from Contracts with Customers

The following table presents the Company’s total revenues separated between revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Revenue from contracts with customers:
Commissions	$429,520	$407,857
Data, software, and post-trade	17,910	15,099
Fees from related parties	5,795	6,299
Other revenues	2,775	—
Total revenue from contracts with customers	456,000	429,255
Other sources of revenue:
Principal transactions	84,230	91,918
Interest income	3,665	2,675
Other revenues	856	926
Total revenues	$544,751	$524,774

As discussed in Note 1 – “Organization and Basis of Presentation”, the Company adopted the new revenue recognition standard, as codified within ASC Topic 606, as of January 1, 2018. There was no significant impact to the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2018 as a result of applying the new revenue recognition standard.

Refer to Note 3—“Summary of Significant Accounting Policies,” in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018 for detailed information on the recognition of the Company’s revenues from contracts with customers.

Disaggregation of Revenue

Refer to Note 22 – “Segment, Geographic and Product Information,” for a further discussion on the allocation of revenues to geographic regions.

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

The Company had receivables related to revenues from contracts with customers of $604.2 million and $516.1 million at March 31, 2019 and December 31, 2018, respectively. The Company had no impairments related to these receivables during the three months ended March 31, 2019 and 2018.

The Company’s deferred revenue primarily relates to customers paying advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at March 31, 2019 and December 31, 2018 was $15.2 million and $12.8 million, respectively. During the three months ended March 31, 2019 and 2018, the Company recognized revenue of $6.3 million and $7.5 million, respectively, that was recorded as deferred revenue at the beginning of the period.

Contract Costs

The Company capitalizes costs to fulfill contracts associated with different lines of its business where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.

At March 31, 2018, there were $2.2 million of capitalized costs recorded to fulfill a contract. At December 31, 2018, there were no capitalized costs recorded to fulfill a contract.

24.	Leases

The Company, acting as a lessee, has operating leases primarily relating to office space, data centers and office equipment. The leases have remaining lease terms of 0.1 year to 21 years, some of which include options to extend the leases in 3 to 10 year increments for up to 20 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index (“CPI”). Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement is recognized as incurred. All leases were classified as operating leases as of March 31, 2019.

Pursuant to the accounting policy election, leases with an initial term of twelve months or less are not recognized on the balance sheet. The short-term lease expense over the period reasonably reflects the Company’s short-term lease commitments.

ASC 842, Leases requires the Company to make certain assumptions and judgements in applying the guidance, including determining whether an arrangement includes a lease, determining the term of a lease when the contract has renewal or cancelation provisions, and determining the discount rate.

The Company determines whether an arrangement is a lease or includes a lease at the contract inception by evaluating whether the contract conveys the right to the control the use of an identified asset for a period of time in exchange for consideration. If the Company has the right to obtain substantially all of the economic benefits from, and can direct the use of, the identified asset for a period of time, the Company accounts for the identified asset as a lease. The Company has elected the practical expedient to not separate lease and non-lease components for all leases other than real estate leases. The primary non-lease component that is combined with a lease component represents operating expenses such as utilities, maintenance or management fees.

As the rate implicit in the lease is not usually available, the Company used an incremental borrowing rate based on the information available at the adoption date of the new leases standard in determining the present value of lease payments for existing leases. BGC will use information available at the lease commencement date to determine the discount rate for any new leases.

The Company subleases certain real estate to its affiliates and to third parties. The value of these commitments is not material to the Company’s unaudited condensed consolidated financial statements.

As of March 31, 2019 the Company does not have any leases that have not yet commenced but that create significant rights and obligations.

Supplemental information related to the Company’s operating leases is as follows (in thousands):

	Classification in Unaudited Condensed Consolidated Statement of Financial Condition Amounts	As of March 31, 2019
Assets
Operating lease right-of-use assets	Other assets	$190,219
Liabilities
Operating lease liabilities	Accounts payable, accrued and other liabilities	$204,889

As of March 31, 2019
Weighted-average remaining lease term
Operating leases (years)	7.7
Weighted-average discount rate
Operating leases	5.0%

The components of lease expense are as follows (in thousands):

	Classification in Unaudited Condensed Consolidated Statement of Operations	Three Months Ended March 31, 2019
Operating lease cost	Occupancy and equipment	$12,234

Short-term lease expense is not material.

The following table shows the Company’s maturity analysis of its operating lease liabilities as of March 31, 2019 (in thousands):

2019	$31,383
2020	30,435
2021	23,312
2022	26,672
2023	22,652
Thereafter	143,863
Total	$278,317
Interest	(73,428)
Total	$204,889

The following table shows cash flow information related to lease liabilities (in thousands):

Three Months Ended March 31, 2019
Cash paid for obligations included in the measurement of lease liabilities	$11,772

Under the prior lease guidance, undiscounted minimum lease payments as of December 31, 2018 were as follows (in thousands):

2019	$40,254
2020	25,510
2021	24,548
2022	28,053
2023	26,346
Thereafter	152,884
Total	$297,595

25.	Discontinued Operations

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

The Company has determined that the Spin-Off of Newmark met the criteria for reporting the financial results of Newmark as discontinued operations within BGC’s consolidated results for all periods through the November 30, 2018 Spin-Off date. Newmark’s results are presented in “Consolidated net income (loss) from discontinued operations, net of tax” and the related noncontrolling interest in Newmark and its subsidiaries is presented in “Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2018.

The following table provides the components of consolidated net income (loss) from discontinued operations, net of tax and net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries for the three months ended March 31, 2018:

For the Three Months Ended March 31, 2018
Revenues:
Commissions	$260,742
Gains from mortgage banking activities/originations, net	38,914
Real estate management and other services	96,878
Servicing fees	28,926
Fees from related parties	291
Interest income	6,073
Other revenues	48
Total revenues	431,872
Expenses:
Compensation and employee benefits	264,200
Equity-based compensation and allocations of net income to limited partnership units and FPUs	18,607
Total compensation and employee benefits	282,807
Occupancy and equipment	17,637
Fees to related parties	3,713
Professional and consulting fees	8,173
Communications	3,451
Selling and promotion	13,624
Commissions and floor brokerage	180
Interest expense	17,770
Other expenses	51,253
Total expenses	398,608
Other income (losses), net:
Gains (losses) on equity method investments	3,177
Other income (loss)	2,531
Total other income (losses), net	5,708
Income (loss) from operations before income taxes	38,972
Provision (benefit) for income taxes	14,213
Consolidated net income (loss) from discontinued operations, net of tax	24,759
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries	9,983
Net income (loss) from discontinued operations available to common stockholders	$14,776

Total net cash used in operating activities from discontinued operations was $485.5 million for the three months ended March 31, 2018. Total net cash provided by investing activities from discontinued operations was $40.8 million for the three months ended March 31, 2018.

    During the three months ended March 31, 2018, exchangeability was granted on 1.5 million and 0.7 million limited partnership units in BGC Holdings and Newmark Holdings, respectively, held by Newmark employees, for which Newmark incurred compensation expense of $21.7 million. This expense was recorded as part of “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the table above, and are included in “Consolidated net income (loss) from discontinued operations, net of tax” in the Company’s unaudited condensed consolidated statements of operations.

Certain limited partnership units generally receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services provided by the unit holder. Newmark’s allocation of income to Newmark Holdings limited partnership units held by Newmark employees was $5.3 million for the three months ended March 31, 2018. This expense was recorded as part of “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the table above, and is included in “Consolidated net income (loss) from discontinued operations, net of tax” in the Company’s unaudited condensed consolidated statements of operations.

In connection with the Separation, on December 13, 2017, Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the 2042 Promissory Note in relation to the 8.125% Senior Notes and the 2019 Promissory Note in relation to the 5.375% Senior Notes. Newmark repaid the $112.5 million outstanding principal amount under the 2042 Promissory Note on September 5, 2018, and repaid the $300.0 million outstanding principal amount under the 2019 Promissory Note on November 23, 2018. In addition, as part of the Separation, Newmark assumed the obligations of BGC as borrower under the Term Loan and Converted Term Loan.  Newmark repaid the outstanding balance of the Term Loan as of March 31, 2018, and repaid the outstanding balance of the Converted Term Loan as of November 6, 2018. For the three months ended March 31, 2018, $13.8 million of interest expense on the obligations assumed as part of the Separation, was included as part of discontinued operations in the table above. In addition, on March 19, 2018, the Company borrowed $150.0 million under the BGC Credit Agreement from Cantor, and loaned Newmark $150.0 million under the Intercompany Credit Agreement on the same day. All borrowings outstanding under the Intercompany Credit Agreement were repaid as of November 7, 2018. The interest expense for the three months ended March 31, 2018 related to the $150.0 million borrowed under the BGC Credit Agreement was $0.3 million and was allocated to discontinued operations in the table above.

26.	Subsequent Events

First Quarter 2019 Dividend

On May 6, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.14 per share for the first quarter of 2019, payable on June 10, 2019 to BGC Class A and Class B common stockholders of record as of May 24, 2019.

Secured Loan Arrangements

On April 8, 2019, the Company entered into a secured loan arrangement of $15.0 million, under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.77% and matures on April 8, 2023. Also, on April 19, 2019, the Company entered into a secured loan arrangement of $10.0 million, under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.89% and matures on April 19, 2023.

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

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three months ended March 31, 2019 and 2018. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW AND BUSINESS ENVIRONMENT

We are a leading global brokerage and financial technology company servicing the financial markets. Through brands including BGC®, GFI®, Sunrise™, Besso™, and R.P. Martin™, among others, our businesses specialize in the brokerage of a broad range of products, including fixed income (rates and credit), foreign exchange, equities, energy and commodities, insurance, and futures. Our businesses also provide a wide variety of services, including trade execution, broker-dealer services, clearing, trade compression, post-trade, information, and other back-office services to a broad assortment of financial and non-financial institutions. Our integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either over-the-counter (“OTC”) or through an exchange. Through our electronic brands, including Fenics®, BGC Trader™, Fenics Market Data™, BGC Market Data™, Capitalab® and Lucera®, we offer fully electronic brokerage, financial technology solutions, market data, post-trade services and analytics related to financial instruments and markets.

We previously offered Real Estate Services through our publicly traded subsidiary, Newmark Group, Inc. (NASDAQ: NMRK) ("Newmark"). On November 30, 2018, we completed the Spin-Off of Newmark (see “Newmark IPO, Separation Transaction and Spin-Off” for more information).

BGC, BGC Partners, BGC Trader, GFI, CreditMatch, Fenics, Fenics.com, Sunrise Brokers, Besso, Ed., Poten & Partners, R. P. Martin, kACE, EMBonds, Capitalab, Swaptioniser, CBID and Lucera are trademarks/service marks, and/or registered trademarks/service marks of BGC Partners, Inc. and/or its affiliates.

Our customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, and investment firms. BGC Partners has dozens of offices globally in major markets including New York and London, as well as in Bahrain, Beijing, Bogotá, Brisbane, Buenos Aires, Chicago, Copenhagen, Dubai, Dublin, Frankfurt, Geneva, Hong Kong, Istanbul, Johannesburg, Madrid, Melbourne, Mexico City, Moscow, Nyon, Paris, Rio de Janeiro, Santiago, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tel Aviv, Tokyo, and Toronto.

As of March 31, 2019, we had over 2,800 brokers, salespeople, managers and other front-office personnel across our businesses.

Newmark IPO, Separation Transaction and Spin-Off

See “Overview and Business Environment” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K as of December 31, 2018, for further information regarding the transactions related to the IPO and Spin-Off of Newmark. A summary of the key transactions is provided below.

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

Separation and Distribution Agreement and Newmark IPO

On December 13, 2017, prior to the closing of the Newmark initial public offering (the “Newmark IPO”), BGC, BGC Holdings, BGC Partners, L.P. (“BGC U.S. OpCo”), Newmark, Newmark Holdings, L.P. (“Newmark Holdings”), Newmark Partners, L.P. (“Newmark OpCo”) and, solely for the provisions listed therein, Cantor and BGC Global Holdings, L.P. (“BGC Global OpCo”) entered into a Separation and Distribution Agreement (as further amended and restated the “Separation and Distribution Agreement”). The Separation and Distribution Agreement sets forth the agreements among BGC, Cantor, Newmark and their respective subsidiaries regarding, among other things:

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

Assumption and repayment of Indebtedness by BGC Group and Newmark Group

In connection with the Separation, on December 13, 2017, Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the 2042 Promissory Note in relation to the 8.125% Senior Notes and the 2019 Promissory Note in relation to the 5.375% Senior Notes. Newmark repaid the $112.5 million outstanding principal amount under the 2042 Promissory Note on September 5, 2018, and repaid the $300.0 million outstanding principal amount under the 2019 Promissory Note on November 23, 2018. In addition, as part of the Separation, Newmark assumed the obligations of BGC as borrower under the Term Loan and Converted Term Loan.  Newmark repaid the outstanding balance of the Term Loan as of March 31, 2018, and repaid the outstanding balance of the Converted Term Loan as of November 6, 2018. In addition, on March 19, 2018, the Company borrowed $150.0 million under the BGC Credit Agreement from Cantor, and loaned Newmark $150.0 million under the Intercompany Credit Agreement on the same day. All borrowings outstanding under the Intercompany Credit Agreement were repaid as of November 7, 2018. See Note 17—“Notes Payable, Other and Short-Term Borrowings” for a more information on the Company’s long-term debt.

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

On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, to distribute pro-rata (the “BGC Holdings distribution”) all of the 1,458,931 exchangeable limited partnership units of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the BGC Holdings distribution to its limited partners entitled to receive distributions on their BGC Holdings units who were holders as of the Record Date (including Cantor and executive officers of BGC). The Newmark Holdings units distributed to BGC Holdings partners in the BGC Holdings distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 449,917 Newmark Holdings units received by Cantor also into shares of Newmark Class B common stock, at the current exchange ratio of 0.9558 shares of Newmark common stock per Newmark Holdings unit (subject to adjustment).

Following the Spin-Off and the BGC Holdings distribution, BGC Partners ceased to be a controlling stockholder of Newmark, and BGC Partners and its subsidiaries no longer held any shares of Newmark common stock or other equity interests in Newmark or its subsidiaries. Cantor continues to control Newmark and its subsidiaries following the Spin-Off and the BGC Holdings distribution.

Acquisition of GFI Group, Inc.

On January 12, 2016, we completed our merger with GFI Group Inc., a leading intermediary and provider of trading technologies and support services to the global OTC and listed markets, via our acquisition (the “JPI Merger”) of Jersey Partners, Inc. (“JPI”), which was GFI's largest stockholder. The JPI Merger occurred pursuant to a merger agreement, dated as of December 22, 2015. Shortly following the completion of the JPI Merger, a subsidiary of BGC merged with and into GFI pursuant to a short-form merger under Delaware law, with GFI continuing as the surviving entity (together the “Back-End Mergers”). The Back-End Mergers allowed BGC to acquire the remaining approximately 33% of the outstanding shares of GFI common stock that BGC did not already own. Following the closing of the Back-End Mergers, BGC and its affiliates owned 100% of the outstanding shares of GFI’s common stock.

In total, approximately 23.5 million shares of BGC Class A common stock were issued and $111.2 million in cash was paid with respect to the closing of the Back-End Mergers, inclusive of adjustments. The total purchase consideration for all shares of GFI purchased by BGC was approximately $750 million, net of the $250.0 million note previously issued to GFI by BGC, which is eliminated in consolidation. This figure excludes the $29.0 million gain recorded in the first quarter of 2015 with respect to the appreciation of the 17.1 million shares of GFI held by BGC prior to the successful completion of the tender offer. The excess of total consideration over the fair value of the total net assets acquired, of approximately $450.0 million, has been recorded to goodwill.

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

As a result of the sale of eSpeed, we only sold our on-the-run benchmark 2-, 3-, 5-, 7-, 10-, and 30-year fully electronic trading platform for U.S. Treasury Notes and Bonds. We continue to offer voice brokerage for on-the-run U.S. Treasuries, as well as across various other products in rates, credit, FX, market data and software solutions. As we continue to focus our efforts on converting voice and hybrid desks to electronic execution, our e-businesses and revenues from data, software, and post-trade services, have continued to grow their revenues and generated $269.5 million of net revenues during the most recent trailing twelve months ended March 31, 2019, up 16.2% from a year ago. These fully electronic revenues are more than double the annualized revenues of eSpeed, which generated $48.6 million in revenues for the six months ended June 30, 2013 and was sold in the second quarter of 2013 for $1.2 billion (based on the value of Nasdaq stock at the time the deal was announced).

For the purposes of this document and subsequent Securities and Exchange Commission (“SEC”) filings, all of our fully electronic businesses are referred to as “Fenics.” These offerings include fully electronic brokerage products, as well as offerings in market data, software solutions, and post-trade services across both BGC and GFI. Fenics historical results do not include the results of eSpeed or those of Trayport, either before or after the completed sale to Nasdaq and ICE, respectively. Going forward, we expect these businesses to become an even more valuable part of BGC as they continue to grow.

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

As we continue to focus our efforts on converting voice and hybrid desks to electronic execution, net revenues in our higher margin fully electronic and data, software, and post-trade businesses increased 12.2% year-on-year to $76.7 million for the three months ended March 31, 2019. For additional information regarding the Nasdaq transaction, please see the section above titled “Nasdaq Transaction.” Going forward, we expect Fenics to become an even more valuable part of BGC as it continues to grow. We continue to analyze how to optimally configure our voice/hybrid and fully electronic businesses.

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

Another key factor in the growth of the financial services industry between has been the increase in the number of new financial products. As market participants and their customers strive to mitigate risk, new types of equity and fixed income securities, futures, options and other financial instruments have been developed. Most of these new securities and derivatives were not immediately ready for more liquid and standardized electronic markets, and generally increased the need for trading and required broker-assisted execution.

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

Brexit

A U.K. exit from the European Union could materially adversely impact our customers, and counterparties, businesses, financial condition, results of operations and prospects.

On June 23, 2016, the U.K. held a referendum regarding continued membership in the EU. The exit from the EU is commonly referred to as “Brexit.” The Brexit vote passed by 51.9% to 48.1%. The referendum was non-binding. However, on March 29, 2017, the U.K. Prime Minister gave the European Council formal written notification of the U.K.’s intention to leave the EU, triggering a two-year withdrawal process under Article 50 of the Lisbon Treaty which would have ended on March 29, 2019.

However, although the U.K. government and the EU negotiated a withdrawal agreement that was approved by the leaders of EU member states, the agreement failed to receive U.K. parliamentary approval. Rather than leaving the EU without an agreement (a so-called “Hard Brexit”) the U.K. and EU agreed for the U.K. to remain in the EU until October 31, 2019, with a review point in June 2019. During this period, the U.K. government will seek to end the Parliamentary impasse which could lead to the acceptance of the existing EU agreement or a new agreement with the EU. If any agreement is struck ahead of the deadline, the U.K. could leave the EU at that point in time (e.g. July 1 rather than October 31, 2019). In absence of an agreement, the U.K. government could try to seek a new extension (which would have to be agreed by the EU), decide not to leave the EU, or opt for a Hard Brexit. In case of the latter, the trade relationship between the U.K. and the EU would be solely based on World Trade Organization terms, thereby hindering current levels of mutual market access.

If the U.K. and the EU do reach a deal, a transition period will start that lasts until December 31, 2020. Based upon the currently proposed transition plan, the U.K. would remain subject to EU law during this period, with some exceptions. It would also maintain access to the EU’s single market. During this transition phase, the U.K. and EU would also start negotiations on their future trade relationship.

Given the current uncertainty, the consequences for the economies of the U.K. and the EU member states as a result of a potential Brexit are unknown and unpredictable. Given the lack of comparable precedent, it is unclear what the broader macro-economic and financial implications the U.K. leaving the EU with no agreements in place would have.

This uncertainty could adversely impact investor confidence which could result in additional market volatility. Historically, elevated volatility has often led to increased volumes in the Financial Services markets in which we broker, which could be beneficial for our businesses. At other times, increased volatility has led to many market participants curtailing trading activity. Furthermore, any future trade deal might lead to a fragmented regulatory environment, which could increase the costs of our operations and loss of existing levels of cross-border market access. In addition, the U.K. vote to leave the E.U. may result in similar referendums or votes in other E.U. countries in which we do business. While we have implemented plans to ensure continuity of service in Europe and continue to have regulated entities and offices in place in many of the major European markets, these and other risks and uncertainties could have a material adverse effect on our customers, counterparties, businesses, prospects, financial condition and results of operations.

Regulation

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

In addition to regulations in the U.S., legislators and regulators in Europe have crafted similar rules; including Markets in Financial Instruments Directive II (“MIFID II”), which made sweeping changes to market infrastructure, European Market Infrastructure Regulation (“EMIR”), which focused specifically on derivatives, and Capital Requirements Directive (“CRD”) IV for prudential standards. Over the past years, European policymakers have launched various reviews of post-crisis legislation, leading to legislative updates such as EMIR Regulatory Fitness and Performance (“REFIT”) and CRD V. Furthermore, they introduced a new prudential regime tailored specifically to investment firms such as our firm – Investment Firm Review (“IFR”). As all these rules will take effect, they will continue to alter the environment in which we operate. We note that various internal and external factors have made the EU more rigid in its approach to non-EU countries (“Third Countries”) which could impact the ease with which the global financial system is connected.

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

Consolidation

In recent years, there has been significant consolidation among the interdealer-brokers and wholesale brokers with which we compete. In addition to our 2015 acquisition of GFI, Tullett Prebon plc (“Tullett”) and ICAP plc (“ICAP”) announced in November 2015 an agreement whereby Tullett would purchase the vast majority of ICAP’s global hybrid/voice broking, as well as portions of its information businesses. Following the completion of this deal in December of 2016, ICAP changed its corporate name to “NEX Group plc” (“NEX”), and Tullett changed its name to “TP ICAP plc.” CME Group Inc. (“CME”) announced in March of 2018 that it had agreed to acquire NEX and completed the acquisition in November of 2018. We expect to continue to compete with the remaining electronic markets, post-trade and information businesses of NEX through the various offerings on our Fenics platform. We will also continue to compete with TP ICAP across various voice/hybrid brokerage marketplaces as well as via Fenics. There has also been significant consolidation among smaller non-public wholesale brokers, including our acquisitions of R.P. Martin, Heat Energy Group, Remate Lince and Sunrise Brokers Group. We view the recent consolidation in the industry favorably, as we expect it to provide additional operating leverage to our businesses in the future.

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

Rates volumes in particular are influenced by market volumes and volatility. Historically low and negative interest rates across the globe have significantly reduced the overall trading appetite for rates products. The ECB and Bank of Japan are among a number of central banks that have, in recent periods, set key interest rates to near or below zero. Recently, the ECB extended its the timeframe for which it plans to keep its deposit rate at a negative yield of (0.40)% from the summer of 2019 until the end of 2019. The Bank of Japan has not signaled any change in its guidance of keeping10-year government bond yields at around zero percent and short-term interest rates at (0.1)%. As a result of these kinds of actions, as well as continued expectations of low inflation rates, many sovereign bonds continue to trade at or close to negative yields, especially in real terms.

Also weighing on yields and rates volumes are global central bank quantitative easing programs. The programs depress rates volumes because they entail central banks buying government securities or other securities in the open market — particularly longer-dated instruments — in an effort to promote increased lending and liquidity and bring down long-term interest rates. When central banks hold these instruments, they tend not to trade or hedge, thus lowering rates volumes across cash and derivatives markets industry-wide. Despite the conclusion of its quantitative easing program in the fourth quarter of 2014, the U.S. Federal Reserve still had approximately $3.0 trillion worth of long-dated U.S. Treasury and Federal Agency securities as of March 27, 2019, compared with $1.7 trillion at the beginning of 2011 and zero prior to September 2008. According to the Federal Open Market Committee statement dated September 20, 2017, the Federal Reserve will reduce the size of its balance sheet over time. As part of this plan, the Federal Reserve has not been investing some of the proceeds from securities as they mature. The Fed increased short-term interest rates four times in 2018.Other major central banks have also greatly increased the amount of longer-dated debt on their balance sheets over the past few years and some have indicated that they may continue to do so until economic conditions allow for a tapering or an unwinding of their quantitative easing programs. In order to stimulate lending, the ECB recently announced another easing program which is expected to start in September. Other major central banks such as the Bank of Japan or Swiss National Bank have not publicly disclosed plans to taper or unwind their programs. Even with the Fed unwind, the overall dollar value of balance sheets of the G-4 (the U.S., Eurozone, Japan, and U.K.) is expected to remain high as a percentage of G-4 GDP over the near term. According to Bloomberg, from December 31, 2006 through March 31, 2019, this amount has increased from 10.3% of G-4 GDP to 35.8%, below its all-time high of 37.2% in February of 2018. March’s figure also represented a decline of approximately 120 basis points year-on-year and 20 basis points quarter-on-quarter. Largely as a result of quantitative easing and expectations of continued low inflation, the yield on Germany's 10-year bond was -0.07% and the yield on Japan's 10-year bond is -0.09% as of the end of the first quarter of 2019.

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

During the three months ended March 31, 2019, industry volumes were generally lower year-over-year across equities, fixed income, currencies, and commodities. Below is an expanded discussion of the volume and growth drivers of our various brokerage product categories.

Rates Volumes and Volatility

Our rates business is influenced by a number of factors, including global sovereign issuances, secondary trading and the hedging of these sovereign debt instruments. The amount of global sovereign debt outstanding remains high by historical standards, and the level of secondary trading and related hedging activity somewhat declined during the first quarter of 2019. In addition, according to Bloomberg and the Federal Reserve Bank of New York, the average daily volume of various U.S. Treasuries, excluding Treasury bills, among primary dealers was 1% lower in the quarter as compared a year earlier. Additionally, interest rate derivative volumes were down 10%, 9% and 14% at Eurex, ICE and the CME Group Inc. (“CME”), respectively, all according to company press releases. In comparison, our revenue from Fenics fully electronic rates increased 15.9%, while our overall rates revenues were up approximately 1.9% as compared to a year earlier to $163.8 million.

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

Overall, analysts and economists expect the absolute level of sovereign debt outstanding to remain at elevated levels for the foreseeable future as governments finance their future deficits and roll over their sizable existing debt. For example, the Organization for Economic Cooperation and Development (the “OECD”), which includes almost all of the advanced and developed economies of the world, reported that general government debt (defined as general government net financial liabilities) as a percentage of nominal GDP is estimated to be 68% for the entire OECD in 2020. This would represent an increase from 66% in 2017, and is up considerably from the 38% figure in 2007. Meanwhile, economists expect that the effects of various forms of quantitative easing undertaken by the various major central banks will continue to negatively impact financial markets volumes, as economic growth remains weak in most OECD countries. As a result, we expect long-term tailwinds in our rates business from continuing high levels of government debt, but continued near-term headwinds due to the current low interest rate environment and continued accommodative monetary policies globally.

Foreign Exchange Volumes and Volatility

Global FX volumes were generally lower during the first quarter of 2019. Spot FX volumes at Refinitiv (formerly the Financial & Risk business of Thomson Reuters) were down 1% during the quarter while FX volumes for NEX Spot FX and CME were both down 20%. In comparison, our overall FX revenues decreased by 5.7% to $93.4 million.

Equities, Insurance, and Other Asset Classes

Global equity volumes were generally lower during the first quarter of 2019. Research from BofA Merrill Lynch indicated that the average daily volumes of U.S. cash equities were 1% lower year-on-year, while average daily volume of U.S. equity-related options were approximately 13% lower. Meanwhile, the average daily volume of European cash equities shares were down 18% (in notional value). Over the same timeframe, Eurex average daily volumes of equity derivatives were up 19%. Our overall revenues from equities, insurance, and other asset classes increased by 3.3% to $101.0 million.

Credit Volumes

The cash portion of our credit business is impacted by the level of global corporate bond issuance, while both the cash and credit derivatives sides of this business are impacted by sovereign and corporate issuance. The global credit derivative market turnover has declined over the last few years due to the introduction of rules and regulations around the clearing of credit derivatives in the U.S. and elsewhere, along with non-uniform regulation across different geographies. In addition, many of our large bank customers continue to reduce their inventory of bonds and other credit products in order to comply with Basel III and other international financial regulations. During the first quarter of 2019, primary dealer average daily volume for corporate bonds (excluding commercial paper) was up by 2% according to Bloomberg and the Federal Reserve Bank of New York, while dealer inventory of all corporate bonds was 15% higher. According to the most recent data available, as of March 15, 2019, total gross and net notional credit derivatives outstanding as reported by the International Swaps and Derivatives Association — a reflection of the OTC derivatives market — were down by 11% and 1%, respectively, from a year earlier. In comparison, our overall credit revenues were up by 4.5% to $85.7 million.

Energy and Commodities

Energy and commodities volumes were mixed during the first quarter of 2019 compared with the year earlier. For example, according to the Futures Industry Association, the number of global futures contracts in agriculture, energy, non-precious metals, and precious metals were up 9%, up 14%, down 11%, and up 36%, respectively, in the first quarter of 2019 compared to the previous year. For the same timeframe, global listed options contracts in agriculture, energy, non-precious metals, and precious metals were down 4%, down 32%, up 79%, and up 3%, respectively. In comparison, BGC’s energy and commodities revenues increased by 16.2% to $69.9 million.

Summary of Results from Continuing Operations

Our results from continuing operations exclude the results of Newmark for all periods due to the Spin-Off. During the three months ended March 31, 2019, BGC’s revenues increased 3.8%, to $544.8 million. This growth was largely due to an increase in brokerage revenues, which were up by 2.8% to $513.8 million. In addition, our data, software, and post-trade revenues increased by 18.6% from a year ago to $17.9 million. Income from operations before income taxes increased by $22.8 million to $117.1 million for the three months ended March 31, 2019.

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

As of March 31, 2019, our front-office headcount was up slightly year-over-year at 2,800 brokers, salespeople, managers and other front-office personnel. For the three months ended March 31, 2019, average revenue generated per front-office employee decreased by 6% from a year ago to approximately $195 thousand. These figures exclude Newmark. Our average revenue per front-office employee has historically declined year-over-year for the period immediately following significant headcount increases, and the additional brokers and salespeople generally achieve significantly higher productivity levels in their second or third year with the Company.

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

Since 2017, our announced and closed acquisitions have included Besso Insurance Group Limited (“Besso”), Poten & Partners Group, Inc. ("Poten"), Ed Broking Group Limited ("Ed"), and several smaller acquisitions.

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

On March 12, 2019, we completed the acquisition of Ginga Petroleum (Singapore) Pte Ltd (“Ginga”). Ginga provides a comprehensive range of broking services for physical and derivative energy products including Naphtha, Liquefied Petroleum Gas, Fuel Oil, Biofuels, Middle Distillates, Petrochemicals and Gasoline.

FINANCIAL HIGHLIGHTS

For the three months ended March 31, 2019, we had income (loss) from operations before income taxes of $117.1 million compared to income (loss) from operations before income taxes of $94.2 million in the year earlier period. Total revenues for the three months ended March 31, 2019 increased approximately $20.0 million to $544.8 million, led primarily by the energy and commodity business, followed by growth in all other business lines, and slightly offset by lower revenue from the foreign exchange business.

Brokerage revenues for the three months ended March 31, 2019 increased by $14.0 million, or 2.8% from the same period in 2018. Our brokerage revenue growth was driven by a 16.2% increase in our Energy and Commodities business, led by the recently completed acquisitions of Poten and Ginga Petroleum, partially offset by the previously disclosed sale of CSC Commodities, a 4.5% increase in our Credit business, a 3.3% increase in our Equities, insurance and other asset classes, and a 1.9% improvement in our Rates business. Within our Fenics business, total revenues were up 12.2% over the prior year. Our fully electronic brokerage revenues increased 10.4%, which was primarily led by a 15.9%, and 9.9% increase in our Fenics rates, and foreign exchange businesses, respectively, while our revenues from our high margin data, software, and post-trade business increased 18.6%. We expect these businesses to benefit from the long-term trend towards more electronic trading, increased demand for market data, and the need for increased automation and post-trade services by our traditional client base as well as our new customers.  We therefore expect Fenics to further grow as we continue to invest in technology, convert our voice and hybrid business to more profitable fully electronic trading, and continue to roll out new initiatives across data, software, and post-trade.

Total expenses increased $5.1 million to $469.7 million, primarily driven by interest expense on the $450 million 5.375% Senior Notes due 2023, interest expense related to the $250 million borrowings on BGC’s credit facility, as well as the impact of higher variable compensation and recent acquisitions and hires. Expenses also included rents incurred for the build-out phase of the Company’s new UK-based headquarters.

On May 6, 2019, our Board declared a 14 cent dividend for the first quarter. We anticipate having substantial resources with which to pay dividends, repurchase shares and/or units, profitably hire, and make accretive acquisitions, all while maintaining or improving our investment grade rating.

RESULTS OF OPERATIONS

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019		2018
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$429,520	78.8%	$407,857	77.7%
Principal transactions	84,230	15.5	91,918	17.5
Total brokerage revenues	513,750	94.3	499,775	95.2
Fees from related parties	5,795	1.1	6,299	1.2
Data, software and post-trade	17,910	3.3	15,099	2.9
Interest income	3,665	0.7	2,675	0.5
Other revenues	3,631	0.6	926	0.2
Total revenues	544,751	100.0	524,774	100.0
Expenses:
Compensation and employee benefits	288,000	52.9	277,847	52.9
Equity-based compensation and allocations of net income to limited partnership units and FPUs	12,141	2.2	39,389	7.6
Total compensation and employee benefits	300,141	55.1	317,236	60.5
Occupancy and equipment	46,002	8.4	37,147	7.1
Fees to related parties	2,927	0.5	4,051	0.8
Professional and consulting fees	20,005	3.7	17,908	3.4
Communications	30,411	5.6	31,399	6.0
Selling and promotion	18,402	3.4	16,225	3.1
Commissions and floor brokerage	14,618	2.7	13,915	2.7
Interest expense	13,198	2.4	9,368	1.7
Other expenses	24,015	4.4	17,338	3.2
Total expenses	469,719	86.2	464,587	88.5
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	20,054	3.7	—	—
Gains (losses) on equity method investments	783	0.1	2,624	0.5
Other income (loss)	21,202	3.9	31,411	6.0
Total other income (losses), net	42,039	7.7	34,035	6.5
Income (loss) from operations before income taxes	117,071	21.5	94,222	18.0
Provision (benefit) for income taxes	29,897	5.5	21,550	4.2
Consolidated net income (loss) from continuing operations	87,174	16.0	72,672	13.8
Consolidated net income (loss) from discontinued operations, net of tax	—	—	24,759	4.7
Consolidated net income (loss)	87,174	16.0	97,431	18.6
Less: Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries	25,306	4.6	28,674	5.5
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries	—	—	9,983	1.9
Net income (loss) available to common stockholders	$61,868	11.4%	$58,774	11.2%

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenues

Brokerage Revenues

Total brokerage revenues increased by $14.0 million, or 2.8%, to $513.8 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Commission revenues increased by $21.7 million, or 5.3%, to $429.5 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Principal transactions revenues decreased by $7.7 million, or 8.4%, to $84.2 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

The increase in brokerage revenues was primarily driven by increases in revenues from energy and commodities, credit, equities, insurance, and other asset classes, and rates, partially offset by a decrease in revenues from foreign exchange.

Our brokerage revenues from energy and commodities increased by $9.7 million, or 16.2%, to $69.9 million for the three months ended March 31, 2019. This increase was primarily driven by improved global volumes as well as the acquisitions of Poten & Partners and Ginga Petroleum.

Our credit revenues increased by $3.7 million, or 4.5%, to $85.7 million for the three months ended March 31, 2019. This increase was mainly due to higher global volumes and an uptick in fully electronic credit brokerage.

Our brokerage revenues from equities, insurance, and other asset classes increased by $3.2 million, or 3.3%, to $101.0 million for the three months ended March 31, 2019. This increase was primarily driven by improved global volumes, and revenues generated by Ed Broking, which was acquired in January 2019.

Our brokerage revenues from rates increased by $3.0 million, or 1.9%, to $163.8 million for the three months ended March 31, 2019. The increase in rates revenues reflected improvement in our fully electronic rates business, which was a result of our continued investment in technology and the ongoing conversion of our businesses to more profitable fully electronic trading.

Our FX revenues decreased by $5.7 million, or 5.7%, to $93.4 million for the three months ended March 31, 2019. This decrease was primarily driven by lower global volumes and a decrease in market volatility.

Fees from Related Parties

Fees from related parties decreased by $0.5 million, or 8.0% to $5.8 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Data, Software and Post-Trade

Data, software and post-trade revenues increased by $2.8 million, or 18.6%, to $17.9 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This increase was primarily driven by an increase in revenue from post-trade services and new business contracts.

Interest Income

Interest income increased by $1.0 million, or 37.0%, to $3.7 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This increase was primarily due to an increase in interest income on deposits.

Other Revenues

Other revenues increased by $2.7 million, to $3.6 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase was primarily driven by revenues generated by Poten & Partners, which was acquired in November 2018.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $10.2 million, or 3.7%, to $288.0 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The main drivers of this increase were the impact of higher brokerage revenues on variable compensation, and the acquisitions of Poten & Partners in November 2018 and Ed Broking in January 2019.

Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units and FPUs

Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units and FPUs decreased by $27.2 million, or 69.2%, to $12.1 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This decrease was primarily driven by a decrease in changes related to exchangeability and issuances of common stock.

Occupancy and Equipment

Occupancy and equipment expense increased by $8.9 million, or 23.8%, to $46.0 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This increase was primarily driven by increases in rent, software, occupancy, and maintenance contracts.

Fees to Related Parties

Fees to related parties decreased by $1.1 million, or 27.7%, to $2.9 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Fees to related parties are allocations paid to Cantor for administrative and support services (such as accounting, occupancy, and legal).

Professional and Consulting Fees

Professional and consulting fees increased by $2.1 million, or 11.7%, to $20.0 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This increase was primarily driven by an increase in legal expenses in the three months ended March 31, 2019.

Communications

Communications expense decreased by $1.0 million, or 3.1%, to $30.4 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. As a percentage of total revenues, communications slightly decreased from the prior year period.

Selling and Promotion

Selling and promotion expense increased by $2.2 million, or 13.4%, to $18.4 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. As a percentage of total revenues, selling and promotion remained relatively unchanged across the two periods. This increase was primarily driven by the acquisitions of Poten & Partners in November 2018 and Ed Broking in January 2019.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $0.7 million or 5.1%, to $14.6 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This line item tends to move in line with brokerage revenues.

Interest Expense

Interest expense increased by $3.8 million, or 40.9%, to $13.2 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase was primarily driven by interest expense on the $450 million 5.375% Senior Notes due 2023 issued in July 2018, and interest expense related to the $250 million borrowings on BGC’s credit facility, partially offset by lower interest expense on the $240.0 million 8.375% Senior Notes which were repaid in July 2018.

Other Expenses

Other expenses increased by $6.7 million, or 38.5%, to $24.0 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, which was primarily related to higher costs associated with acquisitions in the three months ended March 31, 2019 and an increase in settlements and other provisions.

Other Income (Losses), net

Gain (Loss) on Divestiture and Sale of Investments

We had a gain on divestiture of $20.1 million in the three months ended March 31, 2019, as a result of the sale of investments. We had no gains or losses from divestitures or sale of investments in the three months ended March 31, 2018.

Gains (Losses) on Equity Method Investments

Gains (losses) on equity method investments decreased by $1.8 million, to a gain of $0.8 million, for the three months ended March 31, 2019 as compared to a gain of $2.6 million for the three months ended March 31, 2018. Gains (losses) on equity method investments represent our pro-rata share of the net gains or losses on investments over which we have significant influence but which we do not control.

Other Income (Loss)

Other income (loss) decreased by $10.2 million, to a gain of $21.2 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The decrease was primarily driven by higher gains in the three months ended March 31, 2018 related to our Nasdaq shares. Both periods included a fair value adjustment to gains on investments carried under the measurement alternative.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes increased by $8.3 million, or 38.7%, to $29.9 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This increase was primarily due to higher pretax earnings. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net Income (Loss) From Continuing Operations Attributable to Noncontrolling Interest in Subsidiaries

Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries decreased by $3.4 million, or 11.7%, to $25.3 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Net Income (Loss) From Discontinued Operations Attributable to Noncontrolling Interest in Subsidiaries

For the three months ended March 31, 2018, we had net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries of $10.0 million. For the three months ended March 31, 2019 there was no net income (loss) from discontinued operations.

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

	March 31, 2019	December 31, 2018[1]	September 30, 2018[1]	June 30, 2018[1]	March 31, 2018[1]	December 31, 2017[1]	September 30, 2017[1]	June 30, 2017[1]
Revenues:
Commissions	$429,520	$372,073	$351,969	$378,487	$407,857	$330,093	$325,195	$337,323
Principal transactions	84,230	62,787	73,360	84,988	91,918	75,987	75,766	80,360
Fees from related parties	5,795	5,022	6,821	5,934	6,299	8,020	6,933	5,576
Data, software and post-trade	17,910	18,169	16,547	15,370	15,099	14,372	13,776	13,322
Interest income	3,665	3,919	2,870	4,940	2,675	2,825	4,272	5,110
Other revenues	3,631	4,381	4,075	1,324	926	669	1,131	748
Total revenues	544,751	466,351	455,642	491,043	524,774	431,966	427,073	442,439
Expenses:
Compensation and employee benefits	288,000	249,951	221,575	252,250	277,847	247,889	221,687	240,074
Equity-based compensation and allocations of net income to limited partnership units and FPUs	12,141	85,178	34,901	45,602	39,389	94,055	46,003	34,544
Total compensation and employee benefits	300,141	335,129	256,476	297,852	317,236	341,944	267,690	274,618
Occupancy and equipment	46,002	38,934	39,148	34,365	37,147	36,829	35,586	35,185
Fees to related parties	2,927	4,586	5,644	5,882	4,051	8,884	676	2,796
Professional and consulting fees	20,005	23,865	22,329	20,001	17,908	20,563	16,165	12,993
Communications	30,411	26,808	29,078	30,729	31,399	30,272	30,416	29,486
Selling and promotion	18,402	19,112	16,146	17,855	16,225	17,364	14,169	15,954
Commissions and floor brokerage	14,618	17,549	15,082	15,345	13,915	12,517	10,505	10,119
Interest expense	13,198	11,615	10,722	10,028	9,368	25,542	19,933	16,668
Other expenses	24,015	17,541	14,882	14,548	17,338	13,786	17,367	20,153
Total expenses	469,719	495,139	409,507	446,605	464,587	507,701	412,507	417,972
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	20,054	—	—	—	—	—	4	—
Gains (losses) on equity method investments	783	2,415	1,327	1,011	2,624	1,587	1,202	1,602
Other income (loss)	21,202	2,453	15,123	1,481	31,411	2,946	11,876	5,428
Total other income (losses), net	42,039	4,868	16,450	2,492	34,035	4,533	13,082	7,030
Income (loss) from operations before income taxes	117,071	(23,920)	62,585	46,930	94,222	(71,202)	27,648	31,497
Provision (benefit) for income taxes	29,897	16,980	23,019	14,571	21,550	41,084	29,865	15,130
Consolidated net income (loss) from continuing operations	87,174	(40,900)	39,566	32,359	72,672	(112,286)	(2,217)	16,367
Consolidated net income (loss) from discontinued operations, net of tax	—	11,041	122,738	17,631	24,759	(45,380)	112,765	61,364
Consolidated net income (loss)	87,174	(29,859)	162,304	49,990	97,431	(157,666)	110,548	77,731
Less: Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries	25,306	(18,995)	7,956	12,358	28,674	(31,983)	30,610	23,545
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries	—	5,879	34,062	2,429	9,983	(5,884)	(1,591)	1,266
Net income (loss) available to common stockholders	$61,868	$(16,743)	$120,286	$35,203	$58,774	$(119,799)	$81,529	$52,920

[1]	Financial results have been retrospectively adjusted as a result of the Spin-Off to reflect Newmark through November 30, 2018 as discontinued operations for all periods presented.

The table below details our brokerage revenues by product category for the indicated periods (in thousands):

	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Brokerage revenue by product:
Rates	$163,789	$135,969	$128,289	$145,148	$160,772	$118,618	$123,041	$133,469
Foreign exchange	93,380	87,611	90,683	98,559	99,050	80,780	83,899	79,681
Credit	85,727	67,484	67,111	75,526	82,050	65,818	66,133	70,730
Energy and commodities	69,865	53,799	57,974	56,277	60,149	54,161	48,231	48,479
Equities, insurance, and other asset classes	100,989	89,997	81,272	87,965	97,754	86,703	79,657	85,324
Total brokerage revenues	$513,750	$434,860	$425,329	$463,475	$499,775	$406,080	$400,961	$417,683
Brokerage revenue by product (percentage):
Rates	31.9%	31.3%	30.2%	31.3%	32.2%	29.2%	30.7%	32.0%
Foreign exchange	18.2	20.1	21.3	21.3	19.8	19.9	20.9	19.1
Credit	16.7	15.5	15.8	16.3	16.4	16.2	16.5	16.9
Energy and commodities	13.6	12.4	13.6	12.1	12.0	13.3	12.0	11.6
Equities, insurance, and other asset classes	19.6	20.7	19.1	19.0	19.6	21.4	19.9	20.4
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Brokerage revenue by type:
Voice/hybrid	$454,920	$388,906	$381,949	$410,154	$446,508	$368,196	$361,312	$373,161
Fully electronic	58,830	45,954	43,380	53,321	53,267	37,884	39,649	44,522
Total brokerage revenues	$513,750	$434,860	$425,329	$463,475	$499,775	$406,080	$400,961	$417,683
Brokerage revenue by type (percentage):
Voice/hybrid	88.5%	89.4%	89.8%	88.5%	89.3%	90.7%	90.1%	89.3%
Fully electronic	11.5	10.6	10.2	11.5	10.7	9.3	9.9	10.7
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet

Our balance sheet and business model are not capital intensive. Our assets consist largely of cash, marketable securities, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term capital (equity and notes payable) is held to support the less liquid assets and potential capital investment opportunities. Total assets at March 31, 2019 were $5.0 billion, an increase of 47.0% as compared to December 31, 2018. The increase in total assets was driven primarily by increases in Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers, cash segregated under regulatory requirements, accrued commissions and the other receivables, net and less liquid assets. We maintain a significant portion of our assets in cash, marketable securities and Securities owned, with our liquidity (which we define as Cash and cash equivalents, Reverse repurchase agreements, Marketable securities and Securities owned, less Securities loaned and Repurchase agreements) at March 31, 2019 of $392.4 million. See “Liquidity Analysis” below for a further discussion of our liquidity. Our Securities owned were $60.1 million at March 31, 2019, compared to $58.4 million at December 31, 2018. Our marketable securities decreased to $30.0 million at March 31, 2019, compared to $32.1 million at December 31, 2018. We did not have any Reverse repurchase agreements as of March 31, 2019 and December 31, 2018. We had Securities loaned of $25.1 million and Repurchase agreements of $4.3 million as of March 31, 2019. As of December 31, 2018, we had Securities loaned of $15.1 million and Repurchase agreements of $1.0 million.

On March 19, 2018, we entered into the BGC Credit Agreement with Cantor (“BGC Credit Agreement”). The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the Credit Facility described above and was approved by the Audit Committee of BGC. On August 6, 2018, the Company entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that can be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2020, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of March 31, 2019, there were no borrowings by BGC or Cantor outstanding under this agreement.

As part of our cash management process, we may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of March 31, 2019 and December 31, 2018, there were no reverse repurchase agreements outstanding.

Additionally, in August 2013, the Audit Committee authorized us to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including policies relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of March 31, 2019 and December 31, 2018, we had no investments in the program.

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

As described earlier, on November 30, 2018, we completed the Spin-Off of Newmark. (See “Newmark IPO, Separation Transaction and Spin-Off” above for more information). As set forth in the Amended and Restated Separation and Distribution Agreement, Newmark assumed certain BGC indebtedness and repaid such indebtedness. (See “Notes Payable, Other and Short-term Borrowings” below for more information).

On January 12, 2016, we completed our acquisition (the “JPI Merger”) of Jersey Partners, Inc. (“JPI”). The JPI Merger occurred pursuant to a merger agreement (the “Merger Agreement”), dated as of December 22, 2015. Shortly following the completion of the JPI Merger, a subsidiary of BGC merged with and into GFI pursuant to a short-form merger under Delaware law, with GFI continuing as the surviving entity. The Back-End Mergers allowed BGC to acquire the remaining approximately 33% of the outstanding shares of GFI common stock that BGC did not already own. Following the closing of the Back-End Mergers, BGC and its affiliates now own 100% of the outstanding shares of GFI’s common stock. In total, approximately 23.5 million shares of our Class A common stock were issued and $111.2 million in cash was paid with respect to the closing of the Back-End Mergers, inclusive of adjustments.

As of March 31, 2019, our liquidity, which we define as cash and cash equivalents, reverse repurchase agreements, marketable securities and securities owned, less securities loaned and repurchase agreements, was approximately $392.4 million. We expect to use our financial resources to repay debt, profitably hire, make accretive acquisitions, pay dividends, and/or repurchase shares and units of BGC, all while maintaining or improving our investment grade rating.

Notes Payable, Other and Short-term Borrowings

Unsecured Senior Revolving Credit Agreement

On September 8, 2017, the Company entered into a committed unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. The revolving credit agreement provided for revolving loans of up to $400.0 million. The maturity date of the facility was September 8, 2019. On November 22, 2017, the Company and Newmark entered into an amendment to the unsecured senior revolving credit agreement. Pursuant to the amendment, the then-outstanding borrowings of the Company under the revolving credit facility were converted into a term loan. There was no change in the maturity date or interest rate. Effective December 13, 2017, Newmark assumed the obligations of the Company as borrower under the converted term loan. The Company remained a borrower under, and retained access to, the revolving credit facility for any future draws, subject to availability which increased as Newmark repaid the converted term loan. During the year ended December 31, 2018, Newmark repaid the outstanding balance of the converted term loan. During the year ended December 31, 2018, the Company borrowed $195.0 million and subsequently repaid the $195.0 million. Therefore, there were no borrowings outstanding as of December 31, 2018. On November 28, 2018, the Company entered into a new revolving credit facility which replaced the existing committed unsecured senior revolving credit agreement. The maturity date of the new revolving credit agreement is November 28, 2020 and the maximum revolving loan balance has been reduced from $400.0 million to $350.0 million. Borrowings under this agreement bore interest at either LIBOR or a defined base rate plus additional margin. As of March 31, 2019, there was $248.4 million in borrowings outstanding, net of deferred financing costs of $1.6 million, under the new unsecured senior revolving credit agreement. The average interest rate on the outstanding borrowings was 4.59% for the three months ended March 31, 2019.

8.125% Senior Notes

On June 26, 2012, we issued an aggregate of $112.5 million principal amount of 8.125% Senior Notes due 2042 (the “8.125% Senior Notes”). The 8.125% Senior Notes were senior unsecured obligations. The 8.125% Senior Notes may be redeemed for cash, in whole or in part, on or after June 26, 2017, at our option, at any time and from time to time, until maturity at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date. The 8.125% Senior Notes were listed on the New York Stock Exchange under the symbol “BGCA.” We used the proceeds to repay short-term borrowings under our unsecured revolving credit facility and for general corporate purposes, including acquisitions. In connection with the issuance of the 8.125% Senior Notes, the Company lent the proceeds of the 8.125% Senior Notes to BGC U.S. OpCo, and BGC U.S. OpCo issued an amended and restated promissory note, effective as of June 26, 2012, with an aggregate principal amount of $112.5 million payable to the Company (the “2042 Promissory Note”). The initial carrying value of the 8.125% Senior Notes was $108.7 million, net of debt issuance costs of $3.8 million. On December 13, 2017, Newmark OpCo assumed all of the BGC U.S. OpCo’s rights and obligations under the promissory note, and subsequently repaid the note on September 5, 2018.

5.375% Senior Notes

On December 9, 2014, the Company issued an aggregate of $300.0 million principal amount of 5.375% Senior Notes due 2019 (the “5.375% Senior Notes”). The 5.375% Senior Notes were general senior unsecured obligations of the Company. These 5.375% Senior Notes bore interest at a rate of 5.375% per year, payable in cash on June 9 and December 9 of each year, commencing June 9, 2015. The interest rate payable on the notes was subject to adjustments from time to time based on the debt rating assigned by specified rating agencies to the notes, as set forth in the indenture. The 5.375% Senior Notes were scheduled to mature on December 9, 2019. In connection with the issuance of the 5.375% Senior Notes, the Company lent the proceeds of the 5.375% Senior Notes to BGC U.S. OpCo, and BGC U.S. OpCo issued an amended and restated promissory note, effective as of December 9, 2014, with an aggregate principal amount of $300 million to the Company (the “2019 Promissory Note”). On December 13, 2017, Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the 2019 Promissory Note. The initial carrying value of the 5.375% Senior Notes was $295.1 million, net of the discount and debt issuance costs of $4.9 million. During the year ended December 31, 2018, Newmark repaid the Company in full for the 5.375% Senior Notes, in which the Company subsequently redeemed the 5.375% Senior Notes.

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

5.125% Senior Notes

On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes due 2021 (the “5.125% Senior Notes”). The 5.125% Senior Notes are general senior unsecured obligations of the Company. These 5.125% Senior Notes bear interest at a rate of 5.125% per year, payable in cash on May 27 and November 27 of each year, commencing November 27, 2016. The 5.125% Senior Notes will mature on May 27, 2021. The Company may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of its notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. Cantor purchased $15.0 million of such senior notes and still holds such notes as of March 31, 2019. The initial carrying value of the 5.125% Senior Notes was $295.8 million, net of the discount and debt issuance costs of $4.2 million. The carrying value of the 5.125% Senior Notes as of March 31, 2019 was $298.0 million.

5.375% Senior Notes due 2023

On July 24, 2018, the Company issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes due 2023 (the “5.375% Senior Notes due 2023”). The 5.375% Senior Notes due 2023 are general senior unsecured obligations of the Company. These 5.375% Senior Notes due 2023 bear interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The 5.375% Senior Notes due 2023 will mature on July 24, 2023. The Company may redeem some or all of the 5.375% Senior Notes due 2023 at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 5.375% Senior Notes due 2023). If a “Change of Control Triggering Event” (as defined in the indenture related to the 5.375% Senior Notes due 2023) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes due 2023 was $444.2 million, net of the discount and debt issuance costs of $5.8 million. The issuance costs are amortized as interest expense and the carrying value of the 5.375% Senior Notes due 2023 will accrete up to the face amount over the term of the notes. The carrying value of the 5.375% Senior Notes as of March 31, 2019 was $444.4 million.

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

Collateralized Borrowings

On March 13, 2015, the Company entered into a secured loan arrangement of $28.2 million under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.70% and matured on March 13, 2019, therefore there were no borrowings outstanding as of March 31, 2019. As of December 31, 2018, there was $1.8 million of borrowings outstanding under the secured loan arrangement. The value of the fixed assets pledged as of December 31, 2018 was $0.1 million.

On May 31, 2017, the Company entered into a secured loan arrangement of $29.9 million under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.44% and matures on May 31, 2021. As of March 31, 2019, the Company had $17.3 million outstanding related to this secured loan arrangement. As of December 31, 2018, the Company had $19.2 million outstanding related to this secured loan arrangement. The value of the fixed assets pledged as of March 31, 2019 was $5.2 million.  The value of the fixed assets pledged as of December 31, 2018 was $6.5 million.

Short-term Borrowings

On August 22, 2017, the Company entered into a committed unsecured loan agreement with Itau Unibanco S.A. The credit agreement provides for short term loans up to $5.1 million (BRL 20.0 million). The maturity date of the agreement is May 20, 2019. Borrowings under this facility bear interest at the Brazilian Interbank offering rate plus 3.30%. As of March 31, 2019, there were $5.1 million (BRL 20.0 million) of borrowings outstanding under the facility. As of March 31, 2019, the interest rate was 9.8%.

On August 23, 2017, the Company entered into a committed unsecured credit agreement with Itau Unibanco S.A. The credit agreement provides for an intra-day overdraft credit line of up to $12.9 million (BRL 50.0 million). The maturity date of the agreement is June 14, 2019. This facility bears a fee of 1.00% per year. As of March 31, 2019, there were no borrowings outstanding under this facility.

CREDIT RATINGS

As of March 31, 2019, our public long-term credit ratings and associated outlooks are as follows:

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

Changes in Reverse repurchase agreements, Securities owned, and Marketable securities may result from additional cash investments or sales, which will be offset by a corresponding change in Cash and cash equivalents and accordingly will not result in a change in our liquidity. Conversely, changes in the market value of such securities are reflected in our earnings or other comprehensive income (loss) and will result in changes in our liquidity.

At December 31, 2018, the Company completed the calculation of the one-time transition tax on the deemed repatriation of foreign subsidiaries’ earnings pursuant to the Tax Cuts and Jobs Act and recorded a net cumulative tax expense of $38.0 million, net of foreign tax credits. An installment election can be made to pay the taxes over eight years with 8% paid in equal installments over the first five years and the remaining 60% to be paid in installments of 15%, 20% and 25% in years six, seven and eight, respectively.

As of March 31, 2019, the Company had $331.7 million of Cash and cash equivalents, and included in this amount was $196.8 million of Cash and cash equivalents held by foreign subsidiaries.

Discussion of the three months ended March 31, 2019

The table below presents our Liquidity Analysis as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
(in millions)
Cash and cash equivalents	$331.7	$336.5
Securities owned	60.1	58.4
Marketable securities [1]	4.9	17.0
Repurchase agreements	(4.3)	(1.0)
Total	$392.4	$410.9

[1]

As of March 31, 2019 and December 31, 2018, $25.1 million and $15.1 million, respectively, of Marketable securities on our balance sheet had been lent in a Securities loaned transaction and therefore are not included in this Liquidity Analysis.

The $18.5 million decrease in our liquidity position from $410.9 million as of December 31, 2018 to $392.4 million as of March 31, 2019 was primarily related to the financing of acquisitions, cash paid with respect to annual employee bonuses, ordinary movements in working capital, and the Company continuing to invest in new revenue generating hires. These out flows were partially offset by the Company drawing $250.0 million from its $350.0 million revolving credit facility.

Discussion of the three months ended March 31, 2018

The table below presents our Liquidity Analysis as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
(in millions)
Cash and cash equivalents	$314.5	$513.3
Repurchase agreements	(1.0)	—
Securities owned	89.4	33.0
Marketable securities [1]	3.5	5.8
Total	$406.4	$552.1

[1]

As of March 31, 2018 and December 31, 2017, $83.9 million and $144.7 million, respectively, of Marketable securities on our balance sheet had been lent in a Securities loaned transaction and therefore are not included in this Liquidity Analysis.

The $145.7 million decrease in our liquidity position from $552.1 million as of December 31, 2017 to $406.4 million as of March 31, 2018 was primarily related to our purchase of limited partnership units in Newmark Holdings, partially offset by the issuance of our Class A common shares and ordinary movements in working capital.

CLEARING CAPITAL

In November 2008, we entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on our behalf. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to us, Cantor shall be entitled to request from us, and we shall post as soon as practicable, cash or other property acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement. Cantor had not requested any cash or other property from us as collateral as of March 31, 2019.

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

As of March 31, 2019, $605.7 million of net assets were held by regulated subsidiaries. As of March 31, 2019, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $375.2 million.

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

Much of our global derivatives volumes continue to be executed by non-U.S. based clients outside the U.S. and subject to local prudential regulations. As such, we will continue to operate a number of EU regulated venues in accordance with EU directives and licensed by the FCA and other EU based national Competent Authorities. The second Markets in Financial Instruments Directive II (“MiFID II”) was published by the European Securities and Markets Authority (“ESMA”) in September 2015. In 2019, a new European Commission will take office which will set the legislative agenda for Financial Services for the next five years; increasing the potential for legislative change.

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

EQUITY

Class A Common Stock

Changes in shares of the Company’s Class A common stock outstanding for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Shares outstanding at beginning of period	291,474,768	256,968,372
Share issuances:
Redemptions/Exchanges of limited partnership interests[1]	1,820,588	2,787,190
Vesting of restricted stock units (RSUs)	240,335	280,884
Acquisition related issuances	18,217	317,096
Other issuances of Class A common stock	61,642	22,644
Issuance of Class A common stock for general corporate purposes	—	17,923,714
Deferred stock awards	—	979,344
Treasury stock repurchases	(233,172)	—
Shares outstanding at end of period	293,382,378	279,279,244

[1]

Because limited partnership units are included in the Company’s fully diluted share count, if dilutive, redemptions/exchanges in connection with the issuance of Class A common shares would not impact the fully diluted number of shares and units outstanding.

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

The Company did not issue any shares of BGC Class B common stock during the three months ended March 31, 2019 and 2018. As of March 31, 2019 and December 31, 2018, there were 45,884,380 shares of the Company’s Class B common stock outstanding.

Unit Redemptions and Share Repurchase Program

Our Board of Directors and Audit Committee have authorized repurchases of our Class A common stock and redemptions of limited partnership interests or other equity interests in our subsidiaries. On August 1, 2018, the Company’s Board of Directors and Audit Committee again increased the Company’s share repurchase and unit redemption authorization to $300 million. From time to time, we may actively continue to repurchase shares or redeem units. As of March 31, 2019, the Company had approximately $257.8 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units.

The table below represents the gross unit redemptions and share repurchases of the Company’s Class A common stock during the three months ended March 31, 2019.

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/Purchased Under the Plan
Redemptions[1]
January 1, 2019—March 31, 2019	1,202,948	$6.00
Repurchases[2]
January 1, 2019—January 31, 2019	—	$—
February 1, 2019—February 28, 2019	—	—
March 1, 2019—March 31, 2019	233,172	5.30
Total Repurchases	233,172	$5.30
Total Redemptions and Repurchases	1,436,120	$5.88	$257,796,140

[1]

During the three months ended March 31, 2019, the Company redeemed approximately 1.2 million limited partnership units at an aggregate redemption price of approximately $7.2 million for an average price of $6.00 per unit and approximately 2.3 thousand FPUs at an aggregate redemption price of approximately $14.1 thousand for an average price of $6.11 per unit. During the three months ended March 31, 2018, the Company redeemed approximately 1.7 million limited partnership units at an aggregate redemption price of approximately $24.6 million for an average price of $14.34 per unit and approximately 5 thousand FPUs at an aggregate redemption price of approximately $74 thousand for an average price of $13.67 per unit. Of the 1.2 million units redeemed above, 0.9 million units were redeemed using cash from our CEO program, and therefore did not impact the fully diluted number of shares and units outstanding or our liquidity position.

[2]

During the three months ended March 31, 2019, the Company repurchased approximately 0.2 million shares of its Class A common stock at an aggregate purchase price of approximately $1.2 million for an average price of $5.30 per share. The Company did not purchase any of its Class A common stock during the three months ended March 31, 2018.

Following the Spin-Off, external data providers have restated the historical prices of BGCP. When doing so, they calculate an adjustment factor based on the closing prices of BGCP and NMRKV on November 30, 2018, with NMRKV being the when-issued market for the additional shares of Newmark Class A common stock that traded on Nasdaq from November 20, 2018 until November 30, 2018. These external data providers use a formula for calculating the adjustment factor equal to 1 – (NMRKV Price on November 30, 2018 times Distribution Ratio)/BGCP price on November 30, 2018. They then multiply all of the historical BGCP prices by this factor to get the adjusted historical BGCP prices. As such, the nominal prices listed in footnotes 1 and 2 above may not match the historical prices listed on such data services following the Spin-Off.

The weighted-average share counts from continuing operations for the three months ended March 31, 2019 were as follows (in thousands):

Three Months Ended March 31, 2019
Common stock outstanding[1]	338,403
Partnership units[2]	176,072
RSUs (Treasury stock method)	179
Other	1,412
Total[3]	516,066

[1]

Common stock consisted of Class A shares, Class B shares and contingent shares for which all necessary conditions have been satisfied except for the passage of time. For the quarter ended March 31, 2019, the weighted-average number of Class A shares was 292.5 million and Class B shares was 45.9 million.

[2]

Partnership units collectively include founding/working partner units, limited partnership units, and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings,” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information).

[3]

For the three months ended March 31, 2019, 0.4 million potentially dilutive securities were not included in the computation of fully diluted earnings per share because their effect would have been anti-dilutive. Also as of March 31, 2019, approximately 1.4 million shares of contingent Class A common stock and limited partnership units were excluded from fully diluted EPS computations because the conditions for issuance had not been met by the end of the period. The contingent Class A common stock is recorded as a liability and included in “Accounts payable, accrued and other liabilities” in our unaudited condensed consolidated statement of financial condition as of March 31, 2019.

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

The Second Amended and Restated BGC Holdings Partnership Agreement also removes certain classes of BGC Holdings units that are no longer outstanding, and permits the general partner of BGC Holdings to determine the total number of authorized BGC Holdings units. The Second Amended and Restated BGC Holdings Limited Partnership Agreement was approved by the Audit Committee of the Board of Directors of the Company

Registration Statements

We currently have in place an effective equity shelf Registration Statement on Form S-3 (the “Form S-3 Registration Statement”) with respect to the issuance and sale of up to 20 million shares of our Class A common stock from time to time on a delayed or continuous basis. On April 12, 2017, we entered into a CEO sales agreement with CF&Co (the “April 2017 Sales Agreement”), pursuant to which we may offer and sell up to an aggregate of 20 million shares of our Class A common stock. On March 9, 2018, we entered into a new CEO sales agreement with CF&Co (“March 2018 Sales Agreement”), pursuant to which we may offer and sell up to an aggregate of $300.0 million of shares of Class A common stock. Proceeds from shares of our Class A common stock sold under this CEO sales agreement may be used for redemptions of limited partnership interests in BGC Holdings, as well as for general corporate purposes, including acquisitions and the repayment of debt. CF&Co is a wholly-owned subsidiary of Cantor and an affiliate of us. Under these sales agreements, we have agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. For additional information on the Company’s CEO sales agreements, see Note 13—“Related Party Transactions.”

As of March 31, 2019, we have issued and sold 17,401,431 shares of Class A common stock, (or $209.8 million), under the March 2018 Sales Agreement. As of March 31, 2018, we had sold all 20 million shares of BGC Class A common stock under the Form S-3 Registration Statement pursuant to the April 2017 Sales Agreement. We intend to use the net proceeds of any shares of BGC Class A common stock sold for general corporate purposes for potential acquisitions, redemptions of limited partnership units and founding/working partner units in BGC Holdings and Newmark Holdings and repurchases of shares of Class A common stock from partners, executive officers and other employees of ours or our subsidiaries and of Cantor and its affiliates. Certain of such partners will be expected to use the proceeds from such sales to repay outstanding loans issued by, or credit enhanced by, Cantor, or BGC Holdings. In addition to general corporate purposes, these sales along with our share buy-back authorization are designed as a planning device in order to facilitate the redemption process. Going forward, we may redeem units and reduce our fully diluted share count under our repurchase authorization or later sell Class A shares under this agreement.

Further, we have an effective registration statement on Form S-4 (the “Form S-4 Registration Statement”), with respect to the offer and sale of up to 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of March 31, 2019, we have issued an aggregate of 12.8 million shares of BGC Class A common stock under the Form S-4 Registration Statement. We also have an effective shelf Registration Statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of our Class A common stock under the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan. As of March 31, 2019, we have issued approximately 0.5 million shares of BGC Class A common stock under the Dividend Reinvestment and Stock Purchase Plan.

Our Compensation Committee may grant stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other equity-based awards, including to provide exchange rights for shares of our Class A common stock upon exchange of limited partnership units and founding/working partner units. On June 22, 2016, at our Annual Meeting of Stockholders, our stockholders approved our Seventh Amended and Restated Long Term Incentive Plan (the “Equity Plan”) to increase from 350 million to 400 million the aggregate number of shares of our Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. As of March 31, 2019, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 154.4 million shares of the Company’s Class A common stock.

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

As of March 31, 2019, the Company has issued 0.8 million shares of its Class A common stock, 1.0 million limited partnership units and $11.1 million in cash related to such contingent payments.

As of March 31, 2019, 1.0 million shares of the Company’s Class A common stock, 1.7 million limited partnership units and $23.6 million in cash remain to be issued if the targets are met.

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

On December 17, 2018, all defendants filed motions to dismiss on the basis that the plaintiffs failed to make a demand on the BGC board and such demand would not have been futile.  In response, in February of 2019, Plaintiffs filed a motion for leave to amend both complaints, requesting that the Court allow them to supplement their allegations, which the Court granted. The amended complaint attempts to address the deficiencies noted in defendants’ motion to dismiss, but alleges the same purported violations as the previous version submitted to the Court, raises no new claims, and seeks identical relief.  On March 19, 2019, all defendants filed motions to dismiss the amended complaints, again on demand futility grounds.

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

As of March 31, 2019, there were 1,472,398 FPUs in BGC Holdings remaining, which the partnerships had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

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

GUARANTEE AGREEMENT FROM CF&CO

Under rules adopted by the CFTC, all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the NFA and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. Our European-based brokers engage from time to time in interest rate swap transactions with U.S.-based counterparties, and therefore we are subject to the CFTC requirements. CF&Co has entered into guarantees on our behalf (and on behalf of GFI), and we are required to indemnify CF&Co for the amounts, if any, paid by CF&Co on our behalf pursuant to this arrangement. During the three months ended March 31, 2019 and 2018, respectively, the Company recorded fees of $31.3 thousand with respect to these guarantees.

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

MARKET SUMMARY

The following table provides certain volume and transaction count information for the quarterly periods indicated:

	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Notional Volume (in billions)
Total fully electronic volume	$6,703	$5,738	$5,381	$6,029	$6,067
Total hybrid/electronically processed volume[1]	68,826	89,435	70,739	74,202	74,365
Total fully electronic and hybrid/electronically processed volume	$75,529	$95,173	$76,120	$80,231	$80,432
Transaction Count (in thousands, except for days)
Total fully electronic transactions	2,810	2,910	2,547	2,682	2,720
Total hybrid/electronically processed transactions	1,265	1,191	1,121	1,252	1,307
Total fully electronic and hybrid/electronically processed transactions	4,075	4,101	3,668	3,934	4,027
Trading days	61	64	63	62	62

[1]

Hybrid/electronically processed is defined as transactions involving some element of electronic trading but executed by BGC’s brokers, exclusive of voice-only transactions. Fully electronic involves customer-to-customer trades, free from broker execution.

Note: Certain information may have been recast with current estimates to reflect changes in reporting methodology. Such revisions have no impact on the Company’s revenues or earnings.

Fully electronic volume, including new products, was $6.7 trillion for the three months ended March 31, 2019, compared to $6.1 trillion for the three months ended March 31, 2018. Our hybrid volume for the three months ended March 31, 2019 was $68.8 trillion, compared to $74.4 trillion for the three months ended March 31, 2018.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes certain of our contractual obligations at March 31, 2019 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt and collateralized borrowings[1]	$1,017,325	$8,176	$559,149	$450,000	$—
Operating leases[2]	278,316	38,562	53,339	47,710	138,705
Interest on long-term debt and collateralized borrowings[3]	156,713	51,740	73,126	31,847	—
Short-term borrowings[4]	5,133	5,133	—	—	—
Interest on Short-term borrowings	104	104	—	—	—
One-time transition tax [5]	38,027	3,042	6,084	6,084	22,817
Other [6]	14,798	14,798	—	—	—
Total contractual obligations	$1,510,416	$121,555	$691,698	$535,641	$161,522

[1]

Long-term debt and collateralized borrowings reflects long-term borrowings of $300.0 million of the 5.125% Senior Notes due on May 27, 2021 (the $300.0 million represents the principal amount of the debt; the carrying value of the 5.125% Senior Notes as of March 31, 2019 was approximately $298.0 million), $450.0 million of the 5.375% Senior Notes due July 24, 2023, (the $450.0 million represents the principal amount of the debt; the carrying value of the 5.375% Senior Notes as of March 31, 2019 was approximately $444.0 million), $250.0 million of borrowings under the committed unsecured senior revolving credit agreement due November 28, 2020 (the $250.0 million represents the principal amount of the debt; the carrying value of the committed unsecured senior revolving credit agreement as of March 31, 2019 was approximately $248.4 million) and $17.3 million of collateralized borrowings due May 31, 2021. See Note 17— “Notes Payable, Other and Short-term Borrowings,” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these obligations, including timing of payments and compliance with debt covenants.

[2]

Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sublease payments to be received. The total amount of sublease payments to be received is approximately $0.3 million over the life of the agreement.

[3]

Interest on long-term debt and collateralized borrowings also includes interest on the drawn and undrawn portion of the committed unsecured senior revolving credit agreement which was calculated through the maturity date of the facility which is November 28, 2020. As of March 31, 2019, the drawn portion of the committed unsecured revolving credit agreement was $250.0 million and the undrawn portion was $100.0 million.

[4]

Short-term borrowings reflects approximately $5.1 million (BRL 20.0 million) of borrowing under the Company’s committed unsecured loan agreement. See Note 17— “Notes Payable, Other and Short-term Borrowings,” for more information regarding this obligation.

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

CRITICAL ACCOUNTING POLICIES and estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our unaudited condensed consolidated statements of financial condition, unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity.

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

In some instances, the Company performs services for customers and incurs out-of-pocket expenses as part of delivering those services. The Company’s customers agree to reimburse the Company for those expenses and those reimbursements are part of the contract’s transaction price. Consequently, these expenses and the reimbursements of such expenses from the customer are presented on a gross basis because the services giving rise to the out-of-pocket expenses do not transfer a good or service. The reimbursements are included in the transaction price when the costs are incurred and the reimbursements are due from the customer. See Note 3—“Summary of Significant Accounting Policies” to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K as of December 31, 2018, for further information regarding revenue recognition.

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

Limited Partnership Units: Limited partnership units in BGC Holdings and Newmark Holdings are generally held by employees. Generally, such units receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. Our Preferred Units are not entitled to participate in partnership distributions other than with respect to a distribution at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation. The quarterly allocations of net income to such limited partnership units are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our unaudited condensed consolidated statements of operations.

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

Certain limited partnership units are granted exchangeability into Class A common stock on a one-for-one basis (subject to adjustment). At the time exchangeability is granted, we recognize an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our unaudited condensed consolidated statements of operations. During the three months ended March 31, 2019 and 2018, we incurred compensation expense of $5.0 million and $34.5 million, respectively, related to the grant of exchangeability on partnership units and issuance of common stock.

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

As of March 31, 2019 and December 31, 2018, the aggregate balance of employee loans, net of reserve, was $240.3 million and $216.9 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our unaudited condensed consolidated statements of financial condition. Compensation expense for the above-mentioned employee loans for the three months ended March 31, 2019 and 2018 was $6.6 million and $1.6 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our unaudited condensed consolidated statements of operations.

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

We provide for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. Management is required to determine whether a tax position is more likely than not to be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Because significant assumptions are used in determining whether a tax benefit is more likely than not to be sustained upon examination by tax authorities, actual results may differ from our estimates under different assumptions or conditions. We recognize interest and penalties related to income tax matters in “Provision for income taxes” in our unaudited condensed consolidated statements of operations.

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

The Tax Cut and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, which includes the global intangible low-taxed income (“GILTI”) provision.  This provision requires inclusion in the Company’s U.S. income tax return the earnings of certain foreign subsidiaries. The Company has elected to treat taxes associated with the GILTI provision as a current period expense when incurred (“period cost method”) and thus has not recorded deferred taxes for basis differences under this regime.

See Note 3—“Summary of Significant Accounting Policies” to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K as of December 31, 2018.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1—“Organization and Basis of Presentation” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

DIVIDEND POLICY

Our Board of Directors has authorized a dividend policy which provides that we expect to pay a quarterly cash dividend to our common stockholders based on at least 75% of our “post-tax adjusted earnings per fully diluted share.” Our Board of Directors declared a dividend of $0.14 per share for the first quarter of 2019. The balance of any remaining adjusted earnings will be available to repurchase shares of our Class A common stock or redeem or purchase BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners and others. Please see below for a detailed definition of “post-tax adjusted earnings per fully diluted share.”

Our Board of Directors and our Audit Committee have authorized repurchases of shares of our Class A common stock and redemptions or purchase of BGC Holdings limited partnership interests or other equity interests in us or in subsidiaries, from Cantor, our executive officers, other employees, partners and others. On August 1, 2018, our Board of Directors renewed and increased the authorization to $300 million. As of March 31, 2019, we had approximately $259.3 million remaining under this authorization and may continue to actively make repurchases or purchases, or cease to make such repurchases or purchases, from time to time.

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

Non-GAAP Financial Measures

BGC uses non-GAAP financial measures that differ from the most directly comparable measures calculated and presented in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). Non-GAAP financial measures used by the Company include, but are not limited to “Adjusted Earnings before noncontrolling interests and taxes”, which is used interchangeably with “pre-tax Adjusted Earnings”; and “Post-tax Adjusted Earnings to fully diluted shareholders”, which is used interchangeably with “post-tax Adjusted Earnings.”

Equity-based Compensation and Allocations of Net Income to Limited Partnership Units and FPUs

BGC has changed the GAAP line item formerly known as “Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock” to “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the Company’s condensed consolidated statements of operations. The change resulted in the reclassification of amortization charges related to equity-based awards such as REUs and RSUs from GAAP “Compensation and employee benefits” to “Equity-based compensation and allocations of net income to limited partnership units and FPUs”. This change in presentation had no impact on the Company’s GAAP “Total compensation and employee benefits” nor GAAP “Total expenses”. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

These GAAP equity-based compensation charges reflect the following items:

•

Charges with respect to grants of exchangeability, which reflect the right of holders of limited partnership units with no capital accounts, such as LPUs and PSUs, to exchange these units into shares of common stock, or into partnership units with capital accounts, such as HDUs, as well as cash paid with respect to taxes withheld or expected to be owed by the unit holder upon such exchange. The withholding taxes related to the exchange of certain non-exchangeable units without a capital account into either common shares or units with a capital account may be funded by the redemption of preferred units such as PPSUs.

•

Charges with respect to preferred units. Any preferred units would not be included in the Company’s fully diluted share count because they cannot be made exchangeable into shares of common stock and are entitled only to a fixed distribution. Preferred units are granted in connection with the grant of certain limited partnership units that may be granted exchangeability at ratios designed to cover any withholding taxes expected to be paid by the unit holder upon exchange. This is an alternative to the common practice among public companies of issuing the gross amount of shares to employees, subject to cashless withholding of shares, to pay applicable withholding taxes.

•

GAAP equity-based compensation charges with respect to the grant of an offsetting amount of common stock or partnership units with capital accounts in connection with the redemption of non-exchangeable units, including PSUs and LPUs.

•	Charges related to amortization of RSUs and limited partnership units.
•	Charges related to grants of equity awards, including common stock or partnership units with capital accounts.
•	Allocations of net income to limited partnership units and FPUs. Such allocations represent the pro-rata portion of post-tax GAAP earnings available to such unit holders.

The Company’s Adjusted Earnings measure excludes all GAAP charges included in the line item “Equity-based compensation and allocations of net income to limited partnership units and FPUs” (or “equity-based compensation” for purposes of defining the Company’s non-GAAP results) as recorded on the Company’s GAAP Consolidated Statements of Operations and GAAP Consolidated Statements of Cash Flows. BGC had formerly excluded all charges related to the previous line item “Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock”.

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

All share equivalents that are part of the Company’s equity-based compensation program, including REUs, PSUs, LPUs, HDUs, and other units that may be made exchangeable into common stock, as well as RSUs (which are recorded using the treasury stock method), are included in the fully diluted share count when issued or at the beginning of the subsequent quarter after the date of grant. Generally, limited partnership units other than preferred units are expected to be paid a pro-rata distribution based on BGC’s calculation of Adjusted Earnings per fully diluted share.

Other Items with Respect to Non-GAAP Results

In addition, Adjusted Earnings calculations exclude certain unusual, one-time, non-ordinary or non-recurring items, if any, as well as certain gains and charges with respect to acquisitions, dispositions, or resolutions of litigation. The Company views excluding such items as a better reflection of the ongoing operations of the Company.

Adjusted Earnings Defined

BGC uses non-GAAP financial measures including, but not limited to, “pre-tax Adjusted Earnings” and “post-tax Adjusted Earnings”, which are supplemental measures of operating results that are used by management to evaluate the financial performance of the Company and its consolidated subsidiaries. BGC believes that Adjusted Earnings best reflect the operating earnings generated by the Company on a consolidated basis and are the earnings which management considers when managing its business.

As compared with “income (loss) from operations before income taxes” and “net income (loss) from operations per fully diluted share”, all prepared in accordance with GAAP, Adjusted Earnings calculations primarily exclude certain non-cash items and other expenses that generally do not involve the receipt or outlay of cash by the Company and/or which do not dilute existing stockholders, as described below. In addition, Adjusted Earnings calculations exclude certain gains and charges that management believes do not best reflect the ordinary results of BGC.

Adjustments Made to Calculate Pre-Tax Adjusted Earnings

BGC defines pre-tax Adjusted Earnings as GAAP income (loss) from operations before income taxes, excluding items such as:

•	Non-cash earnings or losses related to the Company’s investments under the equity method
•	Non-cash GAAP asset impairment charges, if any
•	Non-cash GAAP charges related to the amortization of intangibles with respect to acquisitions;
•	Unusual, one-time, non-ordinary, or non-recurring items; and
•	Equity-based compensation.

The amount of charges relating to equity-based compensation the Company uses to calculate pre-tax Adjusted Earnings on a quarterly basis is based upon the Company’s estimate of such expected charges during the annual period, as described further below under “Adjustments Made to Calculate Post-Tax Adjusted Earnings”.

Adjustments Made to Calculate Post-Tax Adjusted Earnings

Although Adjusted Earnings are calculated on a pre-tax basis, BGC also reports post-tax Adjusted Earnings to fully diluted shareholders. The Company defines post-tax Adjusted Earnings to fully diluted shareholders as pre-tax Adjusted Earnings reduced by the non-GAAP tax provision described below and net income (loss) attributable to noncontrolling interest for Adjusted Earnings.

 The Company calculates its tax provision for post-tax Adjusted Earnings using an annual estimate similar to how it accounts for its income tax provision under GAAP. To calculate the quarterly tax provision under GAAP, BGC estimates its full fiscal year GAAP income (loss) from operations before income taxes and noncontrolling interests in subsidiaries and the expected inclusions and deductions for income tax purposes, including expected equity-based compensation during the annual period. The resulting annualized tax rate is applied to BGC’s quarterly GAAP income (loss) from operations before income taxes and noncontrolling interests in subsidiaries. At the end of the annual period, the Company updates its estimate to reflect the actual tax amounts owed for the period.

 To determine the non-GAAP tax provision, BGC first adjusts pre-tax Adjusted Earnings by recognizing any, and only, amounts for which a tax deduction applies under applicable law. The amounts include charges with respect to equity-based compensation; certain charges related to employee loan forgiveness; certain net operating loss carryforwards when taken for statutory purposes; and certain charges related to tax goodwill amortization. These adjustments may also reflect timing and measurement differences, including treatment of employee loans; changes in the value of units between the dates of grants of exchangeability and the date of actual unit exchange; variations in the value of certain deferred tax assets; and liabilities and the different timing of permitted deductions for tax under GAAP and statutory tax requirements.

 After application of these adjustments, the result is the Company’s taxable income for its pre-tax Adjusted Earnings, to which BGC then applies the statutory tax rates to determine its non-GAAP tax provision. BGC views the effective tax rate on pre-tax Adjusted Earnings as equal to the amount of its non-GAAP tax provision divided by the amount of pre-tax Adjusted Earnings.

 Generally, the most significant factor affecting this non-GAAP tax provision is the amount of charges relating to equity-based compensation. Because the charges relating to equity-based compensation are deductible in accordance with applicable tax laws, increases in such charges have the effect of lowering the Company’s non-GAAP effective tax rate and thereby increasing its post-tax Adjusted Earnings.

 Management uses Adjusted Earnings in part to help it evaluate, among other things, the overall performance of the Company’s business, to make decisions with respect to the Company’s operations, and to determine the amount of dividends payable to common stockholders and distributions payable to holders of limited partnership units.

 BGC incurs income tax expenses based on the location, legal structure and jurisdictional taxing authorities of each of its subsidiaries. Certain of the Company’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in New York City. Any U.S. federal and state income tax liability or benefit related to the partnership income or loss, with the exception of UBT, rests with the unit holders rather than with the partnership entity. The Company’s consolidated financial statements include U.S. federal, state and local income taxes on the Company’s allocable share of the U.S. results of operations. Outside of the U.S., BGC is expected to operate principally through subsidiary corporations subject to local income taxes. For these reasons, taxes for Adjusted Earnings are expected to be presented to show the tax provision the consolidated Company would expect to pay if 100 percent of earnings were taxed at global corporate rates.

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

The share count for Adjusted Earnings excludes certain shares and share equivalents expected to be issued in future periods but not yet eligible to receive dividends and/or distributions. Each quarter, the dividend payable to BGC’s stockholders, if any, is expected to be determined by the Company’s Board of Directors with reference to a number of factors, including post-tax Adjusted Earnings per share. BGC may also pay a pro-rata distribution of net income to limited partnership units, as well as to Cantor for its noncontrolling interest. The amount of this net income, and therefore of these payments per unit, would be determined using the above definition of Adjusted Earnings per share on a pre-tax basis.

 The declaration, payment, timing and amount of any future dividends payable by the Company will be at the discretion of its Board of Directors using the fully diluted share count.

 Other Matters with Respect to Adjusted Earnings

The term “Adjusted Earnings” should not be considered in isolation or as an alternative to GAAP net income (loss). The Company views Adjusted Earnings as a metric that is not indicative of liquidity, or the cash available to fund its operations, but rather as a performance measure. Pre- and post-tax Adjusted Earnings, as well as related measures, are not intended to replace the Company’s presentation of its GAAP financial results. However, management believes that these measures help provide investors with a clearer understanding of BGC’s financial performance and offer useful information to both management and investors regarding certain financial and business trends related to the Company’s financial condition and results of operations. Management believes that the GAAP and Adjusted Earnings measures of financial performance should be considered together.

For more information regarding Adjusted Earnings, see the certain sections and tables of the Company’s most recent financial results press release in which BGC’s non-GAAP results are reconciled to those under GAAP.

OUR ORGANIZATIONAL STRUCTURE

Stock Ownership

As of March 31, 2019, there were 293,382,378 shares of our Class A common stock outstanding.  On June 21, 2017, Cantor pledged 10,000,000 shares of our Class A common stock in connection with a partner loan program. On November 23, 2018, those Class A shares were converted into 10,000,000 shares of our Class B common stock and remain pledged in connection with the partner loan program. On November 23, 2018, BGC Partners issued 10,323,366 shares of BGC Partners Class B common stock to Cantor and 712,907 shares of BGC Partners Class B common stock to CFGM, an affiliate of Cantor, in each case in exchange for shares of our Class A common stock from Cantor and CFGM, respectively, on a one-to-one basis pursuant to Cantor’s and CFGM’s right to exchange such shares under the letter agreement, dated as of June 5, 2015, by and between BGC Partners and Cantor (the “Exchange Agreement” and such issuance, the “Class B Issuance”). Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Partners by Cantor or CFGM for the Class B Issuance. The Class B Issuance was exempt from registration pursuant to Section 3(a)(9) of the Securities Act. As of March 31, 2019, Cantor and CFGM did not own any shares of our Class A common stock. Each share of Class A common stock is entitled to one vote on matters submitted to a vote of our stockholders.

In addition, as of March 31, 2019, Cantor and CFGM held 45,884,380 shares of our Class B common stock (which represents all of the outstanding shares of our Class B common stock), representing approximately 61.0% of our voting power on such date. Each share of Class B common stock is generally entitled to the same rights as a share of Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to ten votes. The Class B common stock generally votes together with the Class A common stock on all matters submitted to a vote of our stockholders.

Through March 31, 2019, Cantor has distributed to its current and former partners an aggregate of 20,836,626 shares of our Class A common stock, consisting of (i) 19,372,634 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on April 1, 2008 (the “April 2008 distribution rights shares”), and (ii) 1,463,992 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions (the “February 2012 distribution rights shares”). As of March 31, 2019, Cantor is still obligated to distribute to its current and former partners an aggregate of 15,770,345 shares of our Class A common stock, consisting of 13,999,110 April 2008 distribution rights shares and 1,771,235 February 2012 distribution rights shares.

We received shares of Newmark in connection with the Separation, and Newmark completed the Newmark IPO on December 19, 2017. However, on the Distribution Date, we completed our previously announced Spin-Off to our stockholders of all of the shares of common stock of Newmark owned by us as of immediately prior to the effective time of the Spin-Off. Following the Spin-Off, we ceased to be Newmark’s controlling stockholder, and we and our subsidiaries no longer held any shares of Newmark’s common stock or other equity interests in Newmark or its subsidiaries. For more information on the Spin-Off of Newmark, see Note 1—“Organization and Basis of Presentation” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Business Environment –Newmark IPO, Separation Transaction and Spin-Off.”

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

As of March 31, 2019, we held directly and indirectly, through wholly owned subsidiaries, BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests consisting of 339,266,758 units and 339,266,758 units, representing approximately 66.9% and 66.9% of the outstanding BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests, respectively. As of that date, BGC Holdings held BGC U.S. OpCo limited partnership interests and BGC Global

OpCo limited partnership interests consisting of 167,961,260 units and 167,961,260 units, representing approximately 33.1% and 33.1% of the outstanding BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests, respectively.

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

As of March 31, 2019, excluding Preferred Units and NPSUs described below, outstanding BGC Holdings partnership interests included 109,796,141 limited partnership units, 12,482,812 founding partner units and 52,362,964 Cantor units.

We may in the future effect additional redemptions of BGC Holdings limited partnership units and founding partner units, and concurrently grant shares of our Class A common stock. We may also continue our earlier partnership restructuring programs, whereby we redeemed or repurchased certain limited partnership units and founding partner units in exchange for new units, grants of exchangeability for our Class A common stock or cash and, in many cases, obtained modifications or extensions of partners’ employment arrangements. We also generally expect to continue to grant exchange rights with respect to outstanding non-exchangeable limited partnership units and founding partner units, and to repurchase BGC Holdings partnership interests from time to time, including from Cantor, our executive officers, and other employees and partners, unrelated to our partnership restructuring programs.

Cantor units in BGC Holdings are generally exchangeable for up to 23,613,420 shares of our Class B common stock (or, at Cantor’s option or if there are no such additional authorized but unissued shares of our Class B common stock, our Class A common stock) on a one-for-one basis (subject to adjustments). Upon certain circumstances, Cantor may have the right to acquire additional Cantor units in connection with the redemption of or grant of exchangeability to certain non-exchangeable BGC Holdings founding partner units owned by persons who were previously Cantor partners prior to our 2008 acquisition of the BGC business from Cantor. Cantor has exercised this right from time to time.

As of March 31, 2019, there were 1,472,398 FPUs remaining which BGC Holdings, had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

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

Such Preferred Units may not be made exchangeable into our Class A common stock and accordingly will not be included in the fully diluted share count. Each quarter, the net profits of BGC Holdings are allocated to such Units at a rate of either 0.6875% (which is 2.75% per calendar year) of the allocation amount assigned to them based on their award price, or such other amount as set forth in the award documentation (the “Preferred Distribution”), before calculation and distribution of the quarterly Partnership distribution for the remaining Partnership units. The Preferred Units will not be entitled to participate in Partnership distributions other than with respect to the Preferred Distribution. As of March 31, 2019, there were 24,866,864 such units granted and outstanding in BGC Holdings.

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

Under the exchange agreement, Cantor and CFGM have the right to exchange shares of our Class A common stock owned by them for the same number of shares of our Class B common stock. As of March 31, 2019, Cantor and CFGM do not own any shares of our Class A common stock. Cantor and CFGM would also have the right to exchange any shares of our Class A common stock subsequently acquired by either of them for shares of our Class B common stock, up to 23,613,420 shares of our Class B common stock.

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

The following diagram illustrates our organizational structure as of March 31, 2019, following the Spin-Off. The diagram does not reflect the various subsidiaries of BGC, BGC U.S. OpCo, BGC Global OpCo, or Cantor, or the noncontrolling interests in our consolidated subsidiaries other than Cantor’s units in BGC Holdings.*

* Shares of our Class B common stock are convertible into shares of our Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor and CFGM converted all of their BGC Class B common stock into Class A common stock, Cantor would hold 13.3% of the voting power, CFGM would hold 0.2% of the voting power, and the public stockholders would hold 86.5% of the voting power (and Cantor and CFGM’s indirect economic interests in BGC U.S. and BGC

Global would remain unchanged). The diagram does not reflect certain BGC Class A common stock and BGC Holdings partnership units as follows: (a) any shares of Class A common stock that may become issuable upon the conversion or exchange of any convertible or exchangeable debt securities that may in the future be sold under our shelf Registration Statement on Form S-3 (Registration No. 333-180331); (b) 24,866,864 Preferred Units granted and outstanding to BGC Holdings partners (see “BGC Partners, Inc. Partnership Structure” herein); and (c) 14,464,571 N Units granted and outstanding to BGC Holdings partners.

The diagram reflects Class A common stock and BGC Holdings partnership unit activity from January 1, 2019 through March 31, 2019 as follows: (a) an aggregate of 3,988,744 limited partnership units granted by BGC Holdings; (b) 861,639 shares of Class A common stock sold by us under the March 2018 Sales Agreement pursuant to our Registration Statement on Form S-3 (Registration No. 333-223550), but not the remaining $90.2 million of stock remaining for sale by us under such sales agreement; (c) 233,172 shares of Class A common stock repurchased by us; (d) 240,335 shares of Class A common stock issued for vested restricted stock units; (e) 18,217 shares of Class A common stock issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-169232), but not the 7,190,110 of such shares remaining available for issuance by us under such Registration Statement; (f) 43,372 shares issued by us under our Dividend Reinvestment and Stock Purchase Plan shelf Registration Statement on Form S-3 (Registration No. 333-173109), but not the 9,522,519 of such shares remaining available for issuance by us under shelf Registration Statement on Form S-3 (Registration No. 333-196999); (g) 5,285,318 terminated limited partnership units; (h) 308,614 repurchased limited partnership units; and (i) 233,172 repurchased shares of Class A common stock.

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

We also have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $30.0 million as of March 31, 2019. These include shares of common stock of Nasdaq that we received in exchange for a portion of our electronic benchmark Treasury platform and shares of common stock of ICE that we received in exchange for Trayport. Investments in marketable securities carry a degree of risk, as there can be no assurance that the marketable securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of marketable securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in marketable securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in marketable securities. See Note 10—“Marketable Securities” and Note 11—“Derivatives” to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these investments and related hedging activities.

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

The majority of the Company’s foreign currency exposure is related to the U.S. Dollar versus the British Pound and the Euro. While our international results of operations, as measured in U.S. Dollars, are subject to foreign exchange fluctuations, we do not consider the related risk to be material to our results of operations. For the financial assets and liabilities denominated in the British Pound and Euro, including foreign currency hedge positions related to these currencies, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. Dollar, holding all other assumptions constant. The analysis identified the worst case scenario as the U.S. Dollar weakening against the Euro and the British Pound. If as of March 31, 2019, the U.S. Dollar had weakened against the Euro and the British Pound by 10%, the currency movements would have had an aggregate negative impact on our net income of approximately $1.8 million.

Interest Rate Risk

BGC Partners had $759.8 million in fixed-rate debt outstanding as of March 31, 2019. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. In addition, as of March 31, 2019, BGC Partners had $248.4 million of net borrowings outstanding under its revolving credit agreements. The interest rate on these borrowings is based on LIBOR.

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

Evaluation of Disclosure Controls and Procedures

BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman of the Board and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman of the Board and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of March 31, 2019. Based on that evaluation, the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

During the three months ending March 31, 2019, there were no changes in our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 19—“Commitments, Contingencies and Guarantees” to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the section under the heading “Derivative Suit” included in Part I, Item 2 of this Quarterly Report on Form 10-Q, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of our legal proceedings, which is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

In addition to the information set forth in this report, including under the section titled “Special Note on Forward-Looking Statements,” you should carefully consider the information set forth in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 for a detailed discussion of known material factors which could significantly and negatively affect our businesses, financial condition, results of operations, and prospects. In addition, investors should consider the following additional risk factors:

A U.K. exit from the European Union could materially adversely impact our customers, counterparties, businesses, financial condition, results of operations and prospects.

On June 23, 2016, the U.K. held a referendum regarding continued membership in the EU. The exit from the EU is commonly referred to as “Brexit.” The Brexit vote passed by 51.9% to 48.1%. The referendum was non-binding. However, on March 29, 2017, the Prime Minister gave the European Council of the EU formal written notification of the U.K.’s intention to leave the EU, triggering a two-year withdrawal process under Article 50 of the Lisbon Treaty, which would have ended on March 29, 2019.

However, although the U.K. government and the EU negotiated a withdrawal agreement that was approved by the leaders of EU member states, the agreement failed to receive U.K. parliamentary approval. Rather than leaving the EU without an agreement (a so-called “Hard Brexit”) the U.K. and EU agreed for the U.K. to remain in the EU until October 31, 2019, with a review point in June 2019. During this period the U.K. government will seek to end the Parliamentary impasse which could lead to the acceptance of the existing EU agreement or a new agreement with the EU. If any agreement is struck ahead of the deadline, the U.K. could leave the EU at that point in time (e.g. July 1 rather than October 31, 2019). In absence of an agreement, the U.K. government could try to seek a new extension (which would have to be agreed by the EU), decide not to leave the EU or opt for a Hard Brexit. In case of the latter, the trade relationship between the U.K. and the EU would be solely based on World Trade Organization terms, thereby hindering current levels of mutual market access.

If the U.K. and the EU do reach a deal, a transition period will start that lasts until December 31, 2020. Based upon the currently proposed transition plan, during this period, the U.K. would, with some exceptions, remain subject to EU law. It would also maintain access to the EU’s single market. During this transition phase, the U.K. and EU would also start negotiations on their future trade relationship.

Given the current uncertainty, the consequences for the economies of the U.K. and the EU member states as a result of the U.K.'s withdrawal from the EU are unknown and unpredictable. Given the lack of comparable precedent, it is unclear what the broader macro-economic and financial implications the U.K. leaving the EU with no agreements in place would have.

This uncertainty could adversely impact investor confidence which could result in additional market volatility. Historically, elevated volatility has often led to increased volumes in the Financial Services markets in which we broker, which could be beneficial for our businesses. Furthermore, any future trade deal might lead to a fragmented regulatory environment, which could increase the costs of our operations and loss of existing levels of cross-border market access. In addition, the U.K. vote to leave the EU may result in similar referendums or votes in other EU countries in which we do business. While we have implemented plans to ensure continuity of service in Europe and continue to have regulated entities and offices in place in many of the major European markets, these and other risks and uncertainties could have a material adverse effect on our customers, counterparties, businesses, prospects, financial condition and results of operations.

We have debt, which could adversely affect our ability to raise additional capital to fund our operations and activities, limit our ability to react to changes in the economy or our industries, expose us to interest rate risk, impact our ability to obtain favorable credit ratings and prevent us from meeting or refinancing our obligations under our indebtedness.

Our indebtedness, which at March 31, 2019 was $1,013.4 million, may have important, adverse consequences to us and our investors, including:

•

it may limit our ability to borrow money, dispose of assets or sell equity to fund our working capital, capital expenditures, dividend payments, debt service, strategic initiatives or other obligations or purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in the economy, the markets, regulatory requirements, our operations or businesses;
•	it may impact our ability to obtain favorable credit ratings;
•	our financial leverage may be higher than some of our competitors, which may place us at a competitive disadvantage;
•	it may make us more vulnerable to downturns in the economy or our businesses;
•	it may require a substantial portion of our cash flow from operations to make interest payments;
•	it may make it more difficult for us to satisfy other obligations;
•

it may increase the risk of a future downgrade of our credit ratings or otherwise impact our ability to obtain or maintain investment grade credit ratings, which could increase future debt costs and limit the future availability of debt financing;

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

101

The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended March 31, 2019 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended March 31, 2019 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Partners, Inc.

/ S / HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

/ S / SEAN A. WINDEATT
Name:	Sean A. Windeatt
Title:	Chief Operating Officer and Interim Chief Financial Officer

Date: May 9, 2019

[Signature page to the Quarterly Report on Form 10-Q for the period ended March 31, 2019 dated May 9, 2019.]