Form 10-Q
period 2019-06-30
BGC Partners, Inc.
filed 2019-08-08
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Numbers: 0-28191

BGC Partners, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-4063515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

499 Park Avenue, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 610-2200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	BGCP	The Nasdaq Stock Market, LLC

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

On August 5, 2019, the registrant had 299,222,528 shares of Class A common stock, $0.01 par value, and 45,884,380 shares of Class B common stock, $0.01 par value, outstanding.

BGC PARTNERS, INC.

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms and phrases in this report:

TERM	DEFINITION

2019 Promissory Note

BGC U.S. OpCo’s $300.0 million principal amount promissory note, issued as of December 9, 2014 to the Company in relation to the 5.375% Senior Notes and assumed by Newmark OpCo in connection with the Separation

2042 Promissory Note

BGC U.S. OpCo’s $112.5 million principal amount promissory note, issued as of June 26, 2012 to the Company in relation to the 8.125% Senior Notes and assumed by Newmark OpCo in connection with the Separation

5.125% Senior Notes	The Company’s $300.0 million principal amount of 5.125% senior notes due 2021, issued on May 27, 2016

5.375% Senior Notes	The Company’s $300.0 million principal amount of 5.375% senior notes due 2019, issued on December 9, 2014

5.375% Senior Notes due 2023	The Company’s $450.0 million principal amount of 5.375% senior notes due 2023, issued on July 24, 2018

8.125% Senior Notes	The Company’s $112.5 million principal amount of 8.125% senior notes due 2042, issued on June 26, 2012

8.375% Senior Notes	The Company’s $240.0 million principal amount of GFI 8.375% senior notes due July 2018, assumed by BGC in connection with the JPI Merger

Adjusted Earnings

A non-GAAP financial measure used by the Company to evaluate financial performance; primarily excludes (i) certain non-cash items and other expenses that generally do not involve the receipt or outlay of cash and do not dilute existing stockholders, and (ii) certain gains and charges that management believes do not best reflect the ordinary results of BGC

Amended and Restated Separation and Distribution Agreement	The Separation and Distribution Agreement, as amended and restated as of November 23, 2018

April 2017 Sales Agreement	CEO sales agreement, by and between the Company and CF&Co, dated April 12, 2017

Aqua	Aqua Securities L.P., an alternative electronic trading platform that offers new pools of block liquidity to the global equities markets and is a 49%-owned equity investment of the Company

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

Audit Committee	The Audit Committee of the Board

Back-End Mergers	The merger of a subsidiary of BGC with and into GFI, pursuant to a short-form merger under Delaware law, with GFI continuing as the surviving entity, completed in January 2016

Berkeley Point	Berkeley Point Financial LLC, a wholly owned subsidiary of the Company acquired on September 8, 2017 and contributed to Newmark in the Separation

Berkeley Point Acquisition	The acquisition by the Company of all of the outstanding membership interests of Berkeley Point

Besso	Besso Insurance Group Limited, a wholly owned subsidiary of the Company, acquired on February 28, 2017

BGC	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

TERM	DEFINITION

BGC Credit Agreement

Agreement between the Company and Cantor, dated March 19, 2018 that provides for each party or its subsidiaries to borrow up to $250.0 million; amended on August 6, 2018 to increase the facility to $400.0 million

BGC Global OpCo	BGC Global Holdings, L.P., an operating partnership that is owned jointly by BGC and BGC Holdings and which holds the non-U.S. businesses of BGC

BGC Group	BGC, BGC Holdings, and BGC U.S. OpCo, and their respective subsidiaries (other than, prior to the Spin-Off, the Newmark Group), collectively

BGC Holdings	BGC Holdings, L.P., an entity owned by Cantor, BGC employee partners and, after the Separation, Newmark employee partners

BGC Holdings Distribution

The pro-rata distribution, pursuant to the Amended and Restated Separation and Distribution Agreement, by BGC Holdings to its partners of all of the exchangeable limited partnership units of Newmark Holdings owned by BGC Holdings immediately prior to the distribution, completed on November 30, 2018

BGC OpCos	BGC U.S. OpCo and BGC Global OpCo, collectively

BGC Partners	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

BGC U.S. OpCo	BGC Partners, L.P., an operating partnership that is owned jointly by BGC and BGC Holdings and which holds the U.S. businesses of BGC

Board	Board of Directors of the Company

Brexit	The potential exit of the U.K. from the EU

Cantor	Cantor Fitzgerald, L.P. and, where applicable, its subsidiaries

Cantor group	Cantor and its subsidiaries other than BGC Partners

Cantor units	Limited partnership interests of BGC Holdings held by the Cantor group, which units are exchangeable into shares of Class A common stock or Class B common stock of the Company

CCRE	Cantor Commercial Real Estate Company, L.P.

CEO	Controlled equity offering

CF&Co	Cantor Fitzgerald & Co., a wholly owned broker-dealer subsidiary of Cantor

CFGM	CF Group Management, Inc., the general partner of Cantor

CFS	Cantor Fitzgerald Securities, a wholly owned broker-dealer subsidiary of Cantor

CFTC	Commodity Futures Trading Commission

Class A common stock	BGC Partners Class A common stock, par value $0.01 per share

Class B common stock	BGC Partners Class B common stock, par value $0.01 per share

Class B Issuance	The issuance by BGC of 10,323,366 shares of Class B common stock to Cantor and CFGM under the Exchange Agreement, completed on November 23, 2018

CME	CME Group Inc., the company that acquired NEX in November 2018

Company	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

TERM	DEFINITION

Contribution Ratio	Equal to a BGC Holdings limited partnership interest multiplied by one, divided by 2.2 (or 0.4545)

CRD	Capital Requirements Directive

Distribution Date	November 30, 2018, the date that BGC completed the Spin-Off

Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act

ECB	European Central Bank

Ed Broking	Ed Broking Group Limited, a wholly owned subsidiary of the Company, acquired on January 31, 2019

EMIR	European Market Infrastructure Regulation

EPS	Earnings Per Share

EPUs	Exchangeable preferred limited partnership units, issued by Newmark OpCo in June 2018 and entitled to a preferred payable-in-kind dividend

Equity Plan	Seventh Amended and Restated Long Term Incentive Plan, approved by the Company’s stockholders at the annual meeting of stockholders of the Company on June 22, 2016

eSpeed

Various assets comprising the Fully Electronic portion of the Company’s former benchmark on-the-run U.S. Treasury brokerage, market data and co-location service businesses, sold to Nasdaq on June 28, 2013

EU	European Union

Exchange Act	Securities Exchange Act of 1934, as amended

Exchange Agreement

A letter agreement, by and between BGC Partners and Cantor, dated June 5, 2015, that grants Cantor the right to exchange shares of Class A common stock into shares of Class B common stock on a one-to-one basis

Exchange Ratio	The ratio by which a Newmark Holdings limited partnership interest can be exchanged for shares of Newmark Class A common stock

FASB	Financial Accounting Standards Board

FCA	Financial Conduct Authority

Fenics	BGC’s Fully Electronic brokerage products, as well as offerings in market data, software solutions, and post-trade services

FINRA	Financial Industry Regulatory Authority

Form S-3 Registration Statement

The Company’s equity shelf registration statement on Form S-3 filed with the SEC, with respect to the offer and sale of up to 20 million shares of Class A common stock, in accordance with the Securities Act

Founding Partners

The individuals who became limited partners of BGC Holdings in the mandatory redemption of interests in Cantor in connection with the 2008 separation and merger of Cantor’s BGC division with eSpeed, Inc. (provided that members of the Cantor group and Howard W. Lutnick (including any entity directly or indirectly controlled by Mr. Lutnick or any trust with respect to which he is a grantor, trustee or beneficiary) are not founding partners)

Founding/Working Partners	Holders of FPUs

TERM	DEFINITION

FPUs	Founding/Working Partners units of BGC Holdings or Newmark Holdings that are generally redeemed upon termination of employment

Fully Electronic	Broking transactions intermediated on a solely electronic basis rather than by Voice or Hybrid Broking

FX	Foreign exchange

GDPR	General Data Protection Regulation

GFI	GFI Group Inc., a wholly owned subsidiary of the Company, acquired on January 12, 2016

GILTI	Global intangible low-taxed income

Ginga	Ginga Petroleum (Singapore) Pte Ltd, a wholly owned subsidiary of the Company, acquired on March 12, 2019

Hard Brexit	The U.K. leaving the EU without a Brexit agreement

Hybrid	Broking transactions executed by the Company’s brokers and involving some element of Voice Broking and electronic trading

ICAP	ICAP plc, a part of TP ICAP group; and a leading markets operator and provider of execution and information services

Incentive Plan	The Company’s Second Amended and Restated Incentive Bonus Compensation Plan, approved by the Company’s stockholders at the annual meeting of stockholders on June 6, 2017

Intercompany Credit Agreement

Agreement between  the Company and Newmark entered into on December 13, 2017 that provided for each party to issue revolving loans to the other party in the lender’s discretion, as amended March 19, 2018

Investment in Newmark	The purchase of 16.6 million Newmark Holdings limited partnership units for $242.0 million by BGC Partners and BGC U.S. OpCo on March 7, 2018

JPI	Jersey Partners, Inc., a wholly owned subsidiary of the Company

JPI Merger	The acquisition of GFI by JPI pursuant to the JPI Merger Agreement, completed on January 12, 2016

JPI Merger Agreement	Agreement in connection with the JPI Merger, dated December 22, 2015

Legacy BGC Holdings Units	BGC Holdings LPUs outstanding immediately prior to the Separation

Legacy Newmark Holdings Units	Newmark Holdings LPUs outstanding immediately prior to the Separation

LIBOR	London Interbank Offering Rate

LPUs

Certain limited partnership units of BGC Holdings or Newmark Holdings held by certain employees of BGC Partners or Newmark and other persons who have provided services to BGC Partners or Newmark, which units may include APSIs, APSUs, AREUs, ARPSUs, LPUs, NLPUs, NPLPUs, NPPSUs, NPSUs, NPREUs, NREUs, PLPUs, PPSIs, PPSUs, PSEs, PSIs, PSUs, REUs, and RPUs, along with future limited partnership units of BGC Holdings or Newmark Holdings

March 2018 Sales Agreement	CEO sales agreement, by and between the Company and CF&Co, dated March 9, 2018

MEA	The Middle East and Africa region

TERM	DEFINITION
MiFID II

Markets in Financial Instruments Directive II, a legislative framework instituted by the EU to regulate financial markets and improve protections for investors by increasing transparency and standardizing regulatory disclosures

Nasdaq	Nasdaq, Inc., formerly known as NASDAQ OMX Group, Inc.

Newmark	Newmark Group, Inc. (NASDAQ symbol: NMRK), a publicly traded and former majority owned subsidiary of BGC until the Distribution Date, and, where applicable, its consolidated subsidiaries

Newmark Group	Newmark, Newmark Holdings, and Newmark OpCo and their respective subsidiaries, collectively

Newmark Holdings	Newmark Holdings, L.P.

Newmark IPO	Initial public offering of 23 million shares of Newmark’s Class A common stock by Newmark at a price of $14.00 per share in December 2017

Newmark OpCo	Newmark Partners, L.P., an operating partnership that is owned by Newmark and Newmark Holdings and which holds the business of Newmark

NEX	NEX Group plc, an entity formed in December 2016, formerly known as ICAP

NFA	National Futures Association

Non-GAAP	A financial measure that differs from the most directly comparable measure calculated and presented in accordance with U.S. GAAP

OCI

Other comprehensive income (loss); includes gains and losses on cash flow and net investment hedges, unrealized gains and losses on available for sale securities (in periods prior to January 1, 2018), certain gains and losses relating to pension and other retirement benefit obligations and foreign currency translation adjustments

OECD	Organization for Economic Cooperation and Development

OTC	Over-the-counter

OTF	Organized Trading Facility, a regulated execution venue category introduced by MiFID II

Poten & Partners	Poten & Partners Group, Inc., a wholly owned subsidiary of the Company, acquired on November 15, 2018

Preferred Distribution

Allocation of net profits of BGC Holdings or Newmark Holdings to holders of Preferred Units, at a rate of either 0.6875% (i.e., 2.75% per calendar year) or such other amount as set forth in the award documentation

Preferred Units

Preferred partnership units awarded by BGC Holdings or Newmark Holdings, which are exchangeable into cash rather than into BGC’s or Newmark’s Class A common stock, but are only entitled to Preferred Distribution and are not included in BGC’s or Newmark’s fully diluted share count

Real Estate LP	CF Real Estate Finance Holdings, L.P.

Record Date	Close of business on November 23, 2018, in connection with the Spin-Off

Repurchase Agreements	Securities sold under agreements to repurchase that are recorded at contractual amounts, including interest, and accounted for as collateralized financing transactions

ROU	Right-of-Use

TERM	DEFINITION
RSUs

BGC Partners or Newmark unvested restricted stock units, payable in shares of Class A common stock of BGC or Newmark, respectively, held by certain employees of BGC Partners or Newmark and other persons who have provided services to BGC Partners or Newmark

SEC	U.S. Securities and Exchange Commission

Securities Act	The Securities Act of 1933, as amended

SEF	Swap execution facilities

Separation

The principal corporate transactions pursuant to the Separation and Distribution Agreement, by which the BGC Group transferred to the Newmark Group the assets and liabilities of the BGC entities relating to BGC’s Real Estate Services business

Separation and Distribution Agreement	Separation and Distribution Agreement, by and among the BGC Group, the Newmark Group, Cantor and BGC Global OpCo, dated December 13, 2017

Spin-Off

The pro-rata distribution, pursuant to the Amended and Restated Separation and Distribution Agreement, by BGC to its stockholders of all the shares of common stock of Newmark owned by BGC Partners immediately prior to the Distribution, with shares of Newmark Class A common stock distributed to the holders of shares of BGC Partners Class A common stock (including directors and executive officers of BGC Partners) of record on the Record Date, and shares of Newmark Class B common stock distributed to the holders of shares of BGC Partners Class B common stock (Cantor and CFGM) of record on the Record Date, completed on November 30, 2018

Tax Act	The Tax Cuts and Jobs Act enacted on December 22, 2017

Tower Bridge	Tower Bridge International Services LP, a subsidiary of the Company that is 52% owned by the Company and 48% owned by Cantor

TP ICAP	TP ICAP plc, an entity formed in December 2016, formerly known as Tullett

Tullett	Tullett Prebon plc, a part of TP ICAP group and an interdealer broker, primarily operating as an intermediary in the wholesale financial and energy sectors

U.S. GAAP	Generally accepted accounting principles in the United States

UBT	Unincorporated Business Tax

VIE	Variable interest entity

Voice Broking	Voice-only broking transactions executed by the Company’s brokers over the telephone

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
•

our relationships and transactions with Cantor Fitzgerald, L.P. and its affiliates, which we refer to as “Cantor,” including Cantor Fitzgerald & Co., which we refer to as “CF&Co,” and Cantor Commercial Real Estate Company, L.P., which we refer to as “CCRE,” our structure, including BGC Holdings, L.P., which is owned by us, Cantor, and our employee partners, which we refer to as “BGC Holdings,” and our operating partnerships, which are owned jointly by us and BGC Holdings and which we refer to as “BGC U.S. OpCo” and “BGC Global OpCo” and, collectively, as the “BGC OpCos,” any related transactions, conflicts of interest or litigation, any impact of Cantor’s results on our credit ratings and associated outlooks, any loans to or from us or Cantor, BGC Holdings, or the BGC OpCos, including the balances and interest rates thereof from time to time, CF&Co’s acting as our sales agent or underwriter under our controlled equity or other offerings, Cantor’s holdings of our debt securities, CF&Co’s acting as a market maker in our debt securities, CF&Co’s acting as our financial advisor in connection with potential business combinations, dispositions, or other transactions and our participation in various investments, stock loans or cash management vehicles placed by or recommended by CF&Co;

•	risks associated with the integration of acquired businesses with our other businesses;
•

economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including uncertainty regarding the nature, timing and consequences of the United Kingdom (“U.K”)’s exit from the European Union (“EU”) following the referendum, withdrawal process, proposed transition period and related rulings, including potential reduction in investment in the U.K., and the pursuit of trade, border control or other related policies by the U.S. and/or other countries (including U.S.-China trade relations), political and labor unrest in France, conflict in the Persian Gulf, the impact of U.S. government shutdowns, and the impact of terrorist acts, acts of war or other violence or political unrest, as well as natural disasters or weather-related or similar events, including hurricanes as well as power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services;

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

•

certain financial risks, including the possibility of future losses, reduced cash flows from operations, increased leverage and the need for short- or long-term borrowings, including from Cantor, our ability to refinance our indebtedness, or our access to other sources of cash relating to acquisitions, dispositions, or other matters, potential liquidity and other risks relating to our ability to maintain continued access to credit and availability of financing necessary to support our ongoing business needs, on terms acceptable to us, if at all, and risks associated with the resulting leverage, including potentially causing a reduction in our credit ratings and the associated outlooks and increased borrowing costs as well as interest rate and foreign currency exchange rate fluctuations;

•

risks associated with the temporary or longer-term investment of our available cash, including in the BGC OpCos, including defaults or impairments on our investments, stock loan or cash management vehicles and collectability of loan balances owed to us by partners, employees, the BGC OpCos or others;

•

our ability to enter new markets or develop new products, trading desks, marketplaces, or services for existing or new customers and to induce such customers to use these products, trading desks, marketplaces, or services and to secure and maintain market share;

•

the impact of the Spin-Off and related transactions on our ability to enter into marketing and strategic alliances and business combinations or other transactions in the financial services and other industries, including acquisitions, tender offers, dispositions, reorganizations, partnering opportunities and joint ventures, the anticipated benefits of any such transactions, relationships or growth and the future impact of any such transactions, relationships or growth on our other businesses and our financial results for current or future periods, the integration of any completed acquisitions and the use of proceeds of any completed dispositions, and the value of and any hedging entered into in connection with consideration received or to be received in connection with such dispositions and any transfers thereof;

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

Our website address is www.bgcpartners.com. Through our website, we make available, free of charge, the following documents as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC: our Annual Reports on Form 10-K; our proxy statements for our annual and special stockholder meetings; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; Forms 3, 4 and 5 and Schedules 13D with respect to our securities filed on behalf of Cantor, CF Group Management, Inc., our directors and our executive officers; and amendments to those documents. Our website also contains additional information with respect to our industry and businesses. The information contained on, or that may be accessed through, our website is not part of, and is not incorporated into, this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

(unaudited)

	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$399,429	$336,535
Cash segregated under regulatory requirements	216,690	80,243
Securities owned	62,085	58,408
Marketable securities	12,772	32,064
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	2,273,726	941,866
Accrued commissions and other receivables, net	602,279	516,091
Loans, forgivable loans and other receivables from employees and partners, net	259,400	216,868
Fixed assets, net	179,324	157,169
Investments	36,661	35,403
Goodwill	560,284	504,646
Other intangible assets, net	310,751	298,779
Receivables from related parties	6,279	7,748
Other assets	472,138	246,937
Total assets	$5,391,818	$3,432,757
Liabilities, Redeemable Partnership Interest, and Equity
Short-term borrowings	$5,219	$5,162
Repurchase agreements	1,100	986
Securities loaned	12,290	15,140
Accrued compensation	205,405	195,234
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	2,107,383	769,833
Payables to related parties	66,743	40,155
Accounts payable, accrued and other liabilities	1,055,082	754,819
Notes payable and other borrowings	1,062,221	763,548
Total liabilities	4,515,443	2,544,877
Commitments, contingencies and guarantees (Note 19)
Redeemable partnership interest	24,929	24,706
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 750,000 shares authorized; 348,374 and 341,745 shares issued at June 30, 2019 and December 31, 2018, respectively; and 297,871 and 291,475 shares outstanding at June 30, 2019 and December 31, 2018, respectively	3,484	3,417
Class B common stock, par value $0.01 per share; 150,000 shares authorized; 45,884 shares issued and outstanding at June 30, 2019 and December 31, 2018, convertible into Class A common stock	459	459
Additional paid-in capital	2,228,854	2,208,221
Treasury stock, at cost: 50,503 and 50,270 shares of Class A common stock at June 30, 2019 and December 31, 2018, respectively	(315,210)	(314,240)
Retained deficit	(1,124,860)	(1,105,019)
Accumulated other comprehensive income (loss)	(26,390)	(24,465)
Total stockholders’ equity	766,337	768,373
Noncontrolling interest in subsidiaries	85,109	94,801
Total equity	851,446	863,174
Total liabilities, redeemable partnership interest, and equity	$5,391,818	$3,432,757

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Commissions	$420,969	$378,487	$850,489	$786,344
Principal transactions	90,432	84,988	174,662	176,906
Fees from related parties	7,221	5,934	13,016	12,233
Data, software and post-trade	18,741	15,370	36,651	30,469
Interest income	7,813	4,940	11,478	7,615
Other revenues	6,011	1,324	9,642	2,250
Total revenues	551,187	491,043	1,095,938	1,015,817
Expenses:
Compensation and employee benefits	290,071	252,250	578,071	530,097
Equity-based compensation and allocations of net income to limited partnership units and FPUs	43,752	45,602	55,893	84,991
Total compensation and employee benefits	333,823	297,852	633,964	615,088
Occupancy and equipment	45,109	34,365	91,111	71,512
Fees to related parties	6,457	5,882	9,384	9,933
Professional and consulting fees	23,347	20,001	43,352	37,909
Communications	29,974	30,729	60,385	62,128
Selling and promotion	21,491	17,855	39,893	34,080
Commissions and floor brokerage	16,791	15,345	31,409	29,260
Interest expense	14,985	10,028	28,183	19,396
Other expenses	21,765	14,548	45,780	31,886
Total expenses	513,742	446,605	983,461	911,192
Other income (losses) , net:
Gains (losses) on divestitures and sale of investments	(1,619)	—	18,435	—
Gains (losses) on equity method investments	738	1,011	1,521	3,635
Other income (loss)	194	1,481	21,396	32,892
Total other income (losses), net	(687)	2,492	41,352	36,527
Income (loss) from continuing operations before income taxes	36,758	46,930	153,829	141,152
Provision (benefit) for income taxes	14,993	14,571	44,890	36,121
Consolidated net income (loss) from continuing operations	$21,765	$32,359	$108,939	$105,031
Consolidated net income (loss) from discontinued operations, net of tax	—	17,631	—	42,390
Consolidated net income (loss)	$21,765	$49,990	$108,939	$147,421
Less: Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries	8,154	12,358	33,460	41,032
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries	—	2,429	—	12,412
Net income (loss) available to common stockholders	$13,611	$35,203	$75,479	$93,977
Per share data:
Basic earnings (loss) per share from continuing operations
Net income (loss) from continuing operations available to common stockholders	$13,611	$20,001	$75,479	$63,999
Basic earnings (loss) per share from continuing operations	$0.04	$0.06	$0.22	$0.20
Basic weighted-average shares of common stock outstanding	341,272	321,199	339,845	314,501
Fully diluted earnings (loss) per share from continuing operations
Net income (loss) from continuing operations for fully diluted shares	$21,010	$20,001	$100,195	$87,517
Fully diluted earnings (loss) per share from continuing operations	$0.04	$0.06	$0.21	$0.20
Fully diluted weighted-average shares of common stock outstanding	522,984	322,720	467,232	429,070

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Consolidated net income (loss)	$21,765	$49,990	$108,939	$147,421
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,222)	(13,034)	(2,235)	(8,377)
Total other comprehensive income (loss), net of tax	(3,222)	(13,034)	(2,235)	(8,377)
Comprehensive income (loss)	18,543	36,956	106,704	139,044
Comprehensive income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries, net of tax	7,769	9,944	33,150	39,250
Comprehensive income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries, net of tax	—	2,429	—	12,412
Less: Total comprehensive income (loss) attributable to noncontrolling interest in subsidiaries, net of tax	7,769	12,373	33,150	51,662
Comprehensive income (loss) attributable to common stockholders	$10,774	$24,583	$73,554	$87,382

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$108,939	$147,421
Less: Consolidated net income from discontinued operations, net of tax	—	(42,390)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Fixed asset depreciation and intangible asset amortization	38,534	33,949
Employee loan amortization and reserves on employee loans	14,024	5,528
Equity-based compensation and allocations of net income to limited partnership units and FPUs	55,893	84,991
Deferred compensation expense	641	2,292
Losses (gains) on equity method investments	(1,521)	(3,635)
Amortization of discount (premium) on notes payable	1,368	(1,797)
Unrealized (gain) loss on marketable securities	(1,768)	(4,275)
Impairment of fixed assets, intangible assets and investments	948	1,835
Deferred tax provision (benefit)	369	2,748
Realized losses (gains) on marketable securities	(3,528)	(9,552)
Change in estimated acquisition earn-out payables	(3,422)	(881)
Losses (gains) on other investments	(20,395)	(20,565)
Forfeitures of Class A common stock	—	(910)
Other	734	(851)
Consolidated net income (loss), adjusted for non-cash and non-operating items	190,816	193,908
Decrease (increase) in operating assets:
Securities owned	(3,677)	(24,407)
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(1,333,792)	(945,086)
Accrued commissions receivable, net	(52,842)	(84,797)
Loans, forgivable loans and other receivables from employees and partners, net	(59,268)	(41,636)
Receivables from related parties	2,980	(218,096)
Other assets	(15,050)	(21,215)
Increase (decrease) in operating liabilities:
Repurchase Agreements	114	3,108
Securities loaned	(2,850)	(76,343)
Accrued compensation	(9,054)	(2,289)
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	1,337,521	898,031
Payables to related parties	20,271	4,992
Accounts payable, accrued and other liabilities	(16,883)	(2,810)
Net cash provided by (used in) operating activities	$58,286	$(316,640)

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(24,839)	$(13,817)
Capitalization of software development costs	(18,418)	(18,940)
Purchase of equity method investments	(735)	(368)
Proceeds from equity method investments	1,153	2,706
Investment in memberships	—	(642)
Payments for acquisitions, net of cash and restricted cash acquired	26,265	(1,366)
Proceeds from sale of marketable securities	24,626	95,406
Net cash provided by (used in) investing activities	$8,052	$62,979

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt and collateralized borrowings	$(25,594)	$(7,234)
Issuance of long-term debt and collateralized borrowings, net of deferred issuance costs	324,454	70,000
Earnings distributions to limited partnership interests and other noncontrolling interests	(54,128)	(71,661)
Redemption and repurchase of limited partnership interests	(13,605)	(6,847)
Dividends to stockholders	(89,003)	(105,003)
Repurchase of Class A common stock	(1,236)	(9,711)
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(458)	(647)
Proceeds from issuance of Class A common stock, net of costs	—	324,177
Loan from related parties, net of repayments	—	130,000
Payments on acquisition earn-outs	(7,534)	(7,924)
Net cash provided by (used in) financing activities	$132,896	$315,150
Net cash provided by (used in) operating activities from discontinued operations	—	122,484
Net cash provided by (used in) investing activities from discontinued operations	—	17,388
Net cash provided by (used in) financing activities from discontinued operations	—	(543,376)
Effect of exchange rate changes on Cash and cash equivalents, Restricted cash and Cash segregated under regulatory requirements	107	(8,015)
Net (decrease) increase in Cash and cash equivalents, Restricted cash and Cash segregated under regulatory requirements	199,341	(350,030)
Cash and cash equivalents, Restricted cash and Cash segregated under regulatory requirements at beginning of period	416,778	796,790
Cash and cash equivalents, Restricted cash and Cash segregated under regulatory requirements at end of period	$616,119	$446,760
Supplemental cash information:
Cash paid during the period for taxes	$13,109	$24,152
Cash paid during the period for interest	$25,760	$19,791
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	18,087	99,901
Issuance of Class A and contingent Class A common stock and limited partnership interests for acquisitions	2,102	7,134

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Six Months Ended June 30, 2019

(in thousands, except share amounts)

(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, April 1, 2019	$3,439	$459	$2,210,033	$—	$(315,210)	$(1,090,585)	$(23,553)	$94,063	$878,646
Consolidated net income (loss)	—	—	—	—	—	13,611	—	8,154	21,765
Other comprehensive gain, net of tax	—	—	—	—	—	—	(2,837)	(385)	(3,222)
Equity-based compensation, 81,171 shares	1	—	1,759	—	—	—	—	865	2,625
Dividends to common stockholders	—	—	—	—	—	(47,886)	—	—	(47,886)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(25,653)	(25,653)
Grant of exchangeability and redemption of limited partnership interests, issuance of 3,879,468 shares	39	—	15,645	—	—	—	—	7,831	23,515
Issuance of Class A common stock (net of costs), 46,785 shares	—	—	199	—	—	—	—	54	253
Redemption of FPUs, 2,755 units	—	—	—	—	—	—	—	(11)	(11)
Contributions of capital to and from Cantor for equity-based compensation	—	—	174	—	—	—	—	248	422
Issuance of Class A common stock and RSUs for acquisitions, 481,232 shares	5	—	198	—	—	—	—	25	228
Other	—	—	846	—	—	—	—	(82)	764
Balance, June 30, 2019	$3,484	$459	$2,228,854	$—	$(315,210)	$(1,124,860)	$(26,390)	$85,109	$851,446

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2019	$3,417	$459	$2,208,221	$—	$(314,240)	$(1,105,019)	$(24,465)	$94,801	$863,174
Consolidated net income (loss)	—	—	—	—	—	75,479	—	33,460	108,939
Other comprehensive gain, net of tax	—	—	—	—	—	—	(1,925)	(310)	(2,235)
Equity-based compensation, 321,506 shares	3	—	3,119	—	—	—	—	1,521	4,643
Dividends to common stockholders	—	—	—	—	—	(95,320)	—	—	(95,320)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(52,841)	(52,841)
Grant of exchangeability and redemption of limited partnership interests, issuance of 5,700,056 shares	58	—	15,455	—	—	—	—	8,360	23,873
Issuance of Class A common stock (net of costs), 108,427 shares	1	—	436	—	—	—	—	119	556
Redemption of FPUs, 5,055 units	—	—	—	—	—	—	—	(21)	(21)
Repurchase of Class A common stock, 233,172 shares	—	—	—	—	(970)	—	—	(266)	(1,236)
Contributions of capital to and from Cantor for equity-based compensation	—	—	(97)	—	—	—	—	139	42
Issuance of Class A common stock and RSUs for acquisitions, 499,449 shares	5	—	1,669	—	—	—	—	428	2,102
Other	—	—	51	—	—	—	—	(281)	(230)
Balance, June 30, 2019	$3,484	$459	$2,228,854	$—	$(315,210)	$(1,124,860)	$(26,390)	$85,109	$851,446
	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Dividends declared per share of common stock	$0.14	$0.18	$0.28	$0.36
Dividends declared and paid per share of common stock	$0.14	$0.18	$0.28	$0.36

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Six Months Ended June 30, 2018

(in thousands, except share amounts)

(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, April 1, 2018	$3,286	$348	$1,984,297	$40,298	$(303,873)	$(837,753)	$(8,754)	$561,353	$1,439,202
Consolidated net income (loss)	—	—	—	—	—	35,203	—	14,787	49,990
Other comprehensive gain, net of tax	—	—	—	—	—	—	(10,620)	(2,414)	(13,034)
Equity-based compensation, 100,790 shares	1	—	667	—	—	—	—	348	1,016
Dividends to common stockholders	—	—	—	—	—	(57,557)	—	(2,099)	(59,656)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(74,902)	(74,902)
Grant of exchangeability and redemption of limited partnership interests, issuance of 4,687,831 shares	45	—	49,255	—	—	—	—	27,764	77,064
Issuance of Class A common stock (net of costs), 7,025,771 shares	71	—	63,600	—	—	—	—	17,538	81,209
Redemption of FPUs, 75,720 units	—	—	—	—	—	—	—	(793)	(793)
Repurchase of Class A common stock, 726,539 shares	—	—	—	—	(7,612)	—	—	(2,099)	(9,711)
Forfeitures of restricted Class A common stock, 144,630 shares	—	—	711	—	(1,424)	—	—	(197)	(910)
Issuance of Class A common stock for acquisitions, 687,376 shares	7	—	5,079	(3,946)	—	—	—	314	1,454
Issuance of contingent shares and limited partnership interests in connection with acquisitions	—	—	1,296	—	—	—	—	357	1,653
Issuance of exchangeable preferred partnership units in Newmark Partners, L.P.	—	—	—	—	—	—	—	174,779	174,779
Other	—	—	(7)	—	—	—	—	—	(7)
Balance, June 30, 2018	$3,410	$348	$2,104,898	$36,352	$(312,909)	$(860,107)	$(19,374)	$714,736	$1,667,354

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2018	$3,063	$348	$1,763,371	$40,472	$(303,873)	$(859,009)	$(10,486)	$505,855	$1,139,741
Consolidated net income (loss)	—	—	—	—	—	93,977	—	53,444	147,421
Other comprehensive gain, net of tax	—	—	—	—	—	—	(6,595)	(1,782)	(8,377)
Equity-based compensation, 381,674 shares	4	—	1,503	—	—	—	—	801	2,308
Dividends to common stockholders	—	—	—	—	—	(113,133)	—	(2,099)	(115,232)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(126,127)	(126,127)
Grant of exchangeability and redemption of limited partnership interests, issuance of 7,475,021 shares	73	—	84,730	—	—	—	—	46,194	130,997
Issuance of Class A common stock (net of costs), 25,951,473 shares	260	—	244,872	—	—	—	—	67,127	312,259
Redemption of FPUs, 81,123 units	—	—	—	—	—	—	—	(622)	(622)
Repurchase of Class A common stock, 726,539 shares	—	—	—	—	(7,612)	—	—	(2,099)	(9,711)
Forfeitures of restricted Class A common stock, 144,630 shares	—	—	711	—	(1,424)	—	—	(197)	(910)
Issuance of Class A common stock for acquisitions, 1,004,472 shares	10	—	8,413	(4,120)	—	—	—	1,178	5,481
Issuance of contingent shares and limited partnership interests in connection with acquisitions	—	—	1,296	—	—	—	—	357	1,653
Purchase of Newmark noncontrolling interest	—	—	—	—	—	—	—	(100)	(100)
Newmark Group, Inc. noncontrolling interest	—	—	—	—	—	—	—	(4,897)	(4,897)
Cumulative effect of revenue standard adoption	—	—	—	—	—	16,387	—	2,303	18,690
Cumulative effect of adoption of standard on equity investments	—	—	—	—	—	1,671	(2,293)	622	—
Issuance of exchangeable preferred partnership units in Newmark Partners, L.P.	—	—	—	—	—	—	—	174,779	174,779
Other	—	—	2	—	—	—	—	(1)	1
Balance, June 30, 2018	$3,410	$348	$2,104,898	$36,352	$(312,909)	$(860,107)	$(19,374)	$714,736	$1,667,354

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Organization and Basis of Presentation

Business Overview

BGC Partners, Inc. is a leading global brokerage and financial technology company servicing the global financial markets. Through the Company’s financial service brands, including BGC, GFI, Sunrise Brokers, Besso, Ed Broking, Poten & Partners and R.P. Martin, among others, the Company specializes in the brokerage of a broad range of products, including fixed income (rates and credit), foreign exchange, equities, energy and commodities, insurance, and futures. It also provides a wide variety of services, including trade execution, broker-dealer services, clearing, trade compression, post trade, information, and other back-office services to a broad assortment of financial and non-financial institutions. BGC Partners’ integrated platform is designed to provide flexibility to customers with regards to price discovery, execution and processing of transactions, and enables them to use voice, Hybrid, or in many markets, Fully Electronic brokerage services in connection with transactions executed either OTC or through an exchange. Through the Company’s electronic brands including Fenics, BGC Trader, CreditMatch, Fenics Market Data, BGC Market Data, kACE2, EMBonds, Capitalab, Swaptioniser, CBID and Lucera, BGC Partners offers Fully Electronic brokerage, financial technology solutions, market data, post-trade services and analytics related to financial instruments and markets.

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

The Company previously offered real estate services through its publicly traded subsidiary, Newmark Group, Inc. (NASDAQ: NMRK).  On November 30, 2018, BGC completed its previously announced pro-rata distribution to its stockholders of all of the shares of common stock of Newmark owned by BGC Partners as of immediately prior to the effective time of the Spin-Off, with shares of Newmark Class A common stock distributed to the holders of shares of BGC Partners Class A common stock (including directors and executive officers of BGC Partners) of record as of the close of business on the Record Date November 23, 2018 and shares of Newmark Class B common stock distributed to the holders of shares of BGC Partners Class B common stock (consisting of Cantor Fitzgerald, L.P. and CF Group Management, Inc.) of record as of the close of business on the Record Date. The Spin-Off was effective as of 12:01 a.m., New York City time, on the Distribution Date.

See Note 1—“Organization and Basis of Presentation” to the Company’s consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K as of December 31, 2018, for further information regarding the transactions related to the IPO and Spin-Off of Newmark. A summary of the key transactions is provided below.

Acquisition of Berkeley Point and Investment in Real Estate LP

On September 8, 2017, the Company and one of its operating partnerships, BGC Partners, L.P., closed on the Berkeley Point Acquisition pursuant to a transaction agreement, dated as of July 17, 2017, with Cantor and certain of Cantor’s affiliates, including Cantor Commercial Real Estate Company, L.P. and Cantor Commercial Real Estate Sponsor, L.P., the general partner of CCRE.

Concurrently with the Berkeley Point Acquisition, on September 8, 2017, the Company invested $100.0 million in a newly formed commercial real estate-related financial and investment business, CF Real Estate Finance Holdings, L.P., which is controlled and managed by Cantor and is accounted for under the equity method. Real Estate LP may conduct activities in any real estate related business or asset-backed securities-related business or any extensions thereof and ancillary activities thereto.

Separation and Distribution Agreement and Newmark IPO

On December 13, 2017, prior to the Newmark IPO, BGC, BGC Holdings, BGC Partners, L.P., Newmark, Newmark Holdings, L.P. Newmark OpCo and, solely for the provisions listed therein, Cantor and BGC Global OpCo entered into the Separation and Distribution Agreement. The Separation and Distribution Agreement sets forth the agreements among BGC, Cantor, Newmark and their respective subsidiaries regarding, among other things:

•

the principal corporate transactions pursuant to which BGC, BGC Holdings and BGC U.S. OpCo and their respective subsidiaries (other than the Newmark Group) transferred to Newmark, Newmark Holdings and Newmark OpCo and their respective subsidiaries the assets and liabilities of the BGC Group relating to BGC’s Real Estate Services business ;

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

On December 15, 2017, Newmark announced the pricing of the Newmark IPO of 20 million shares of Newmark’s Class A common stock at a price to the public of $14.00 per share, which was completed on December 19, 2017. Newmark’s Class A shares began trading on December 15, 2017 on the NASDAQ Global Select Market. In addition, Newmark granted the underwriters a 30-day option to purchase up to an additional 3 million shares of Newmark’s Class A common stock at the IPO price, less underwriting discounts and commissions. On December 26, 2017, the underwriters of the Newmark IPO exercised in full their overallotment option to purchase an additional 3 million shares of Newmark’s Class A common stock from Newmark at the IPO price, less underwriting discounts and commission.

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

Spin-Off of Newmark

As described above, on November 30, 2018 the Company completed the Spin-Off of Newmark. Based on the number of shares of BGC Partners common stock outstanding on the Record Date, BGC Partners’ stockholders as of the Record Date received 0.463895 of a share of Newmark Class A common stock for each share of BGC Partners Class A common stock held as of the Record Date, and 0.463895 of a share of Newmark Class B common stock for each share of BGC Partners Class B common stock held as of the Record Date. No fractional shares of Newmark common stock were distributed in the Spin-Off. Instead, BGC Partners stockholders received cash in lieu of any fraction of a share of Newmark common stock that they otherwise would have received in the Spin-Off.

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

On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, to distribute pro-rata all of the 1,458,931 exchangeable LPUs of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the BGC Holdings Distribution to its limited partners entitled to receive distributions on their BGC Holdings units who were holders as of the Record Date (including Cantor and executive officers of BGC). The Newmark Holdings units distributed to BGC Holdings partners in the BGC Holdings Distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 449,917 Newmark Holdings units received by Cantor also into shares of Newmark Class B common stock, at the current Exchange Ratio of 0.9495 shares of Newmark common stock per Newmark Holdings unit (subject to adjustment).

Following the Spin-Off and the BGC Holdings Distribution, BGC Partners ceased to be a controlling stockholder of Newmark, and BGC Partners and its subsidiaries no longer held any shares of Newmark common stock or other equity interests in Newmark or its subsidiaries. Cantor continues to control Newmark and its subsidiaries following the Spin-Off and the BGC Holdings Distribution.

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC and in conformity with U.S. GAAP, accounting principles generally accepted in the U.S. The Company’s unaudited condensed consolidated financial statements include the Company’s accounts and all subsidiaries in which the Company has a controlling interest. Intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

Effective with the three months ended March 31, 2019 the Company changed the line item formerly known as “Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock” to “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the Company’s unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows. The change resulted in the reclassification of amortization charges related to equity-based awards such as REUs and RSUs from “Compensation and employee benefits” to “Equity-based compensation and allocations of net income to limited partnership units and FPUs”. This change in presentation had no impact on the Company’s “Total compensation and employee benefits” nor “Total expenses”.

“Equity-based compensation and allocations of net income to limited partnership units and FPUs” include the following items:

•

Charges with respect to grants of exchangeability, which reflect the right of holders of LPUs with no capital accounts, such as LPUs and PSUs, to exchange these units into shares of common stock, or into partnership units with capital accounts, such as HDUs, as well as cash paid with respect to taxes withheld or expected to be owed by the unit holder upon such exchange. The withholding taxes related to the exchange of certain non-exchangeable units without a capital account into either common shares or units with a capital account may be funded by the redemption of Preferred Units such as PPSUs.

•

Charges with respect to Preferred Units. Any Preferred Units would not be included in the Company’s fully diluted share count because they cannot be made exchangeable into shares of common stock and are entitled only to a fixed distribution. Preferred units are granted in connection with the grant of certain LPUs that may be granted exchangeability at ratios designed to cover any withholding taxes expected to be paid by the unit holder upon exchange. This is an alternative to the common practice among public companies of issuing the gross amount of shares to employees, subject to cashless withholding of shares, to pay applicable withholding taxes.

•

Equity-based compensation charges with respect to the grant of an offsetting amount of common stock or partnership units with capital accounts in connection with the redemption of non-exchangeable units, including PSUs and LPUs.

•	Charges related to amortization of RSUs and LPUs.
•	Charges related to grants of equity awards, including common stock or partnership units with capital accounts.
•	Allocations of net income to LPUs and FPUs. Such allocations represent the pro-rata portion of post-tax earnings available to such unit holders.

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

The Company has determined that the Spin-Off of Newmark met the criteria for reporting the financial results of Newmark as discontinued operations within BGC’s unaudited condensed consolidated results for all periods through the November 30, 2018 Spin-Off date. Newmark’s results are presented in “Consolidated net income (loss) from discontinued operations, net of tax” and the related noncontrolling interest in Newmark and its subsidiaries is presented in “Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2018. Unless otherwise noted, discussion within these Notes to the Unaudited Condensed Consolidated Financial Statements relates to the Company’s continuing operations. See Note 25—“Discontinued Operations” for more information.

Additionally, the unaudited condensed consolidated statements of comprehensive income (loss) and unaudited condensed consolidated statements of cash flows have been adjusted to reflect Newmark as discontinued operations for all periods through the Spin-Off date.

Prior to the Spin-Off of Newmark, the Company’s operations consisted of two reporting segments, Financial Services and Real Estate Services. As a result of the Spin-Off, the Company no longer has distinct reporting segments.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which relates to how an entity recognizes the revenue it expects to be entitled to for the transfer of promised goods and services to customers. The ASU replaced certain previously existing revenue recognition guidance. The FASB has subsequently issued several additional amendments to the standard, including ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance on principal versus agent analysis based on the notion of control and affects recognition of revenue on a gross or net basis. The Company adopted the new revenue recognition guidance on its required effective date of January 1, 2018 using the modified retrospective transition approach applied to contracts that were not completed as of the adoption date. Accordingly, the new revenue standard is applied prospectively in the Company’s financial statements from January 1, 2018 onward and reported financial information for historical comparable periods is not revised and continues to be reported under the accounting standards in effect during those historical periods. The new revenue recognition guidance does not apply to revenues associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, and as a result, it did not have an impact on the elements of the Company’s unaudited condensed consolidated statements of operations most closely associated with financial instruments such as revenues from Principal transactions. As a result, the adoption of the new revenue recognition guidance as of January 1, 2018 did not have a material impact on the Company’s unaudited condensed consolidated financial statements. Further, the adoption of the new guidance on principal versus agent considerations impacted the Company’s presentation of revenues versus expenses incurred on behalf of customers for certain commissions contracts. The Company concluded that it controls the services provided by a third party on behalf of the customers and, therefore, acts as a principal under those contracts. Accordingly, upon adoption on January 1, 2018 and going forward, for these commission-related contracts the Company began to present expenses incurred on behalf of its customers along with a corresponding reimbursement revenue on a gross basis in its consolidated statements of operations, with no impact to net income (loss) available to common stockholders.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income (loss) unless the investments qualify for the new measurement alternative. The guidance also requires entities to record changes in instrument-specific credit risk for financial liabilities measured under the fair value option in other comprehensive income (loss). In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, to clarify transition and subsequent accounting for equity investments without a readily determinable fair value, among other aspects of the guidance issued in ASU 2016-01. The amendments in ASU 2018-03 were effective for fiscal years beginning January 1, 2018 and interim periods beginning July 1, 2018. The amendments and technical corrections provided in ASU 2018-03 could be adopted concurrently with ASU 2016-01, which was effective for the Company on January 1, 2018. The Company adopted both ASUs on January 1, 2018 using the modified retrospective approach for equity securities with a readily determinable fair value and the prospective method for equity investments without a readily determinable fair value. As a result, upon transition the Company recognized a cumulative-effect adjustment as a decrease to both retained deficit and accumulated other comprehensive income (loss) and an increase in noncontrolling interest in subsidiaries of $2.1 million, $2.9 million, and $0.8 million, respectively, on a pre-tax basis. The tax effect of the impact of the adoption was an increase to both retained deficit and accumulated other comprehensive income (loss) and a decrease in noncontrolling interest in subsidiaries of $0.4 million, $0.6 million, and $0.2 million, respectively.

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

In February 2017, the FASB issued ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope and application of ASC 610-20, Other Income—Gains and Losses from Derecognition of Nonfinancial Assets, and defines in substance nonfinancial assets. The ASU also impacts the accounting for partial sales of nonfinancial assets (including in substance real estate). Under this guidance, when an entity transfers its controlling interest in a nonfinancial asset but retains a noncontrolling ownership interest, the entity is required to measure the retained interest at fair value, which results in a full gain or loss recognition upon the sale of a controlling interest in a nonfinancial asset. The Company adopted the standard on its required effective date of January 1, 2018. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. Under this guidance, an entity would not apply modification accounting if the fair value, the vesting conditions, and the classification of the awards (as equity or liability) are the same immediately before and after the modification. The standard was effective for the Company beginning January 1, 2018 on a prospective basis for awards modified on or after the adoption date. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires lessees to recognize an ROU asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. Accounting guidance for lessors is mostly unchanged. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other issues. In addition, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provided an additional (and optional) transition method to adopt the new leases standard. Under the new transition method, a reporting entity would initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption; continue to report comparative periods presented in the financial statements in the period of adoption in accordance with legacy U.S. GAAP (i.e., ASC 840, Leases); and provide the required disclosures under ASC 840 for all periods presented under legacy U.S. GAAP. Further, ASU 2018-11 contains a practical expedient that allows lessors to avoid separating lease and associated non-lease components within a contract if certain criteria are met. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors, to clarify guidance for lessors on sales taxes and other similar taxes collected from lessees, certain lessor costs and recognition of variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842), Codification Improvements, to clarify certain application and transitional disclosure aspects of the new leases standard. The amendments address determination of the fair value of the underlying asset by lessors that are not manufacturers or dealers and clarify interim period transition disclosure requirements, among other issues. The guidance in ASUs 2016-02, 2018-10, 2018-11 and 2018-20 was effective beginning January 1, 2019, with early adoption permitted; whereas the guidance in ASU 2019-01 is effective beginning January 1, 2020, with early adoption permitted. The Company adopted the abovementioned standards on January 1, 2019 using the effective date as the date of initial application. Therefore, pursuant to this transition method financial information was not updated and the disclosures required under the new leases standards were not provided for dates and periods before January 1, 2019. The guidance provides a number of optional practical expedients to be utilized by lessees upon transition. Accordingly, BGC elected the ‘package of practical expedients,’ which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. BGC did not elect the use-of-hindsight or the practical expedient pertaining to land easements, with the latter not being applicable to the Company. The standard also provides practical expedients for an entity’s ongoing accounting as a lessee. BGC elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets and lease liabilities, and this includes not recognizing ROU assets and lease liabilities for existing short-term leases of those assets upon transition. The Company also elected the practical expedient to not separate lease and non-lease components for all of leases other than leases of real estate.  As a result upon adoption, acting primarily as a lessee, BGC recognized a $192.4 million ROU asset and a $206.0 million lease liability on its unaudited condensed consolidated statements of financial condition for its real estate and equipment operating leases. The adoption of the guidance did not have an impact on the Company’s unaudited condensed consolidated statements of operations, unaudited condensed consolidated statements of changes in equity and unaudited condensed consolidated statements of cash flows. See Note 24 —“Leases” for additional information on the Company’s leasing arrangements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The guidance intends to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. Based on concerns about the sustainability of LIBOR, in 2017, a committee convened by the Federal Reserve Board and the Federal Reserve Bank of New York identified a broad Treasury repurchase agreement (repo) financing rate referred to as the SOFR as its preferred alternative reference rate. The guidance in ASU No. 2018-16 adds the OIS rate based on SOFR as a U.S. benchmark interest rate to facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. The amendments in this ASU were required to be adopted concurrently with the guidance in ASU No. 2017-12. The guidance became effective for the Company on January 1, 2019 and was required to be applied on a prospective and modified retrospective basis. The adoption of this guidance did not have a material impact on BGC’s unaudited condensed consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance helps organizations address certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act by providing an option to reclassify these stranded tax effects to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The standard became effective for BGC on January 1, 2019. The guidance was required to be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company adopted the guidance starting on January 1, 2019. The adoption of the standard did not have an impact on the Company’s unaudited condensed consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The guidance largely aligns the accounting for share-based payment awards issued to employees and nonemployees, whereby the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The standard became effective for the Company on January 1, 2019. The ASU was required to be applied on a prospective basis to all new awards granted after the date of adoption. In addition, any liability-classified awards that were not settled and equity-classified awards for which a measurement date had not been established by the adoption date were remeasured at fair value as of the adoption date with a cumulative effect adjustment to opening retained earnings in the year of adoption. BGC adopted this standard on its effective date. The adoption of this guidance did not have an impact on the Company’s unaudited condensed consolidated financial statements.

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, which requires financial assets that are measured at amortized cost to be presented, net of an allowance for credit losses, at the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets, as well as changes to credit losses during the period, are recognized in earnings. For certain purchased financial assets with deterioration in credit quality since origination, the initial allowance for expected credit losses will be recorded as an increase to the purchase price. Expected credit losses, including losses on off-balance-sheet exposures such as lending commitments, will be measured based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The new standard will become effective for the Company beginning January 1, 2020, under a modified retrospective approach, and early adoption is permitted. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, to clarify that operating lease receivables accounted for under ASC 842, Leases, are not in the scope of the new credit losses guidance, and, instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The ASU makes changes to the guidance introduced or amended by ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments. See below for the description of the amendments stipulated in ASU No. 2019-04. In addition, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. The amendments in this ASU allow entities, upon adoption of ASU No. 2016-13, to irrevocably elect the fair value option for financial instruments that were previously carried at amortized cost and are eligible for the fair value option under ASC 825-10, Financial Instruments: Overall. The amendments in ASUs No. 2018-19, 2019-04 and 2019-05 are required to be adopted concurrently with the guidance in ASU No. 2016-13. The Company plans to adopt the standards on their required effective date. Management is evaluating and planning for adoption and implementation of the new credit losses guidance, including forming an implementation team and continuing its assessment of the impact of the new guidance on the Company’s unaudited condensed consolidated financial statements. Given the objective of the new standard, it is generally expected allowances for credit losses for the financial instruments within its scope would increase, however, the amount of any change will be dependent on the composition and quality of the Company’s portfolios at the adoption date as well as economic conditions and forecasts at that time.

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

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The guidance was issued in response to stakeholders’ observations that Topic 810, Consolidation, could be improved in the areas of applying the variable interest entity guidance to private companies under common control and in considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The new standard will become effective for the Company beginning January 1, 2020, with early adoption permitted, and must be applied retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. Management is currently evaluating the impact of the new guidance on determining whether a decision-making fee is a variable interest on the Company’s unaudited condensed consolidated financial statements.

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The ASU amends guidance introduced or amended by ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, and ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments to ASU No. 2016-13 clarify the scope of the credit losses standard and address guidance related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other issues. With respect to amendments to ASU No. 2017-12, the guidance addresses partial-term fair value hedges, fair value hedge basis adjustments, and certain transition requirements, along with other issues. The clarifying guidance pertaining to ASU No. 2016-01 requires an entity to remeasure an equity security without a readily determinable fair value accounted for under the measurement alternative at fair value in accordance with guidance in ASC 820, Fair Value Measurement; specifies that equity securities without a readily determinable fair value denominated in nonfunctional currency must be remeasured at historical exchange rates; and provides fair value measurement disclosure guidance. The codification improvements related to credit losses are required to be adopted concurrently with ASU No. 2016-13 as of January 1, 2020. The hedge accounting standard amendments are effective for the Company as of January 1, 2020, with early adoption permitted, and may be applied either retrospectively or prospectively, with certain exceptions. The amendments related to the recognition and measurement guidance are effective for the Company as of January 1, 2020, with early adoption permitted, and should be applied prospectively for equity securities without readily determinable fair value with the remaining amendments to be applied on a modified-retrospective transition basis by means of a cumulative-effect adjustment to the opening retained earnings balance as of the date an entity adopted all of the amendments in ASU No. 2016-01. Management is currently evaluating the impact of the new guidance on the Company’s unaudited condensed consolidated financial statements.

2.	Limited Partnership Interests in BGC Holdings and Newmark Holdings

BGC Partners is a holding company with no direct operations and conducts substantially all of its operations through its operating subsidiaries. Virtually all of the Company’s consolidated net assets and net income are those of consolidated variable interest entities. BGC Holdings is a consolidated subsidiary of the Company for which the Company is the general partner. The Company and BGC Holdings jointly own BGC U.S. OpCo and BGC Global OpCo, the two operating partnerships. In addition, Newmark Holdings is a consolidated subsidiary of Newmark for which Newmark is the general partner. Newmark and Newmark Holdings jointly own Newmark OpCo, the operating partnership. Listed below are the limited partnership interests in BGC Holdings and Newmark Holdings. The FPUs, LPUs and limited partnership interests held by Cantor, each as described below, collectively represent all of the limited partnership interests in BGC Holdings and Newmark Holdings.

Immediately prior to the completion of the Newmark IPO, the Company entered into the Separation and Distribution Agreement .As a result of the Separation and Distribution Agreement, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time held a BGC Holdings limited partnership interest and a corresponding Newmark Holdings limited partnership interest, which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2, divided by the Exchange Ratio (which is the ratio by which a Newmark Holdings limited partnership interest can be exchanged for a number of Newmark Class A common stock). Initially, the Exchange Ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one Newmark Class A common stock. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the Exchange Ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. The Exchange Ratio as of June 30, 2019 equaled 0.9495.

Founding/Working Partner Units

Founding/Working Partners have a limited partnership interest in BGC Holdings and Newmark Holdings. The Company accounts for FPUs outside of permanent capital, as “Redeemable partnership interest,” in the Company’s unaudited condensed consolidated statements of financial condition. This classification is applicable to Founding/Working Partner units because these units are redeemable upon termination of a partner, including a termination of employment, which can be at the option of the partner and not within the control of the issuer.

FPUs are held by limited partners who are employees and generally receive quarterly allocations of net income. Upon termination of employment or otherwise ceasing to provide substantive services, the FPUs are generally redeemed, and the unit holders are no longer entitled to participate in the quarterly allocations of net income. Since these allocations of net income are cash distributed on a quarterly basis and are contingent upon services being provided by the unit holder, they are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the Company’s unaudited condensed consolidated statements of operations.

Limited Partnership Units

Certain employees hold limited partnership interests in BGC Holdings and Newmark Holdings (e.g., REUs, RPUs, PSUs, PSIs, and LPUs, collectively the LPUs). Prior to the Separation and Distribution Agreement, certain employees of both BGC and Newmark received LPUs in BGC Holdings. As a result of the Separation and Distribution Agreement, these employees were distributed LPUs in Newmark Holdings equal to a BGC Holdings LPU multiplied by the Contribution Ratio. Subsequent to the Separation and Distribution Agreement, BGC employees only receive LPUs in BGC Holdings and Newmark employees only receive LPUs in Newmark Holdings.

Generally, such LPUs receive quarterly allocations of net income, which are cash distributed and generally are contingent upon services being provided by the unit holders. As prescribed in U.S. GAAP guidance, prior to the Spin-Off of Newmark, the quarterly allocations of net income on BGC Holdings LPUs held by all employees and the quarterly allocations of net income on Newmark Holdings LPUs held by BGC employees are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the Company’s unaudited condensed consolidated statements of operations. In addition, prior to the Spin-Off of Newmark, the quarterly allocation of net income on such LPUs in Newmark Holdings held by Newmark employees are reflected as a component of “Consolidated net income (loss) from discontinued operations, net of tax” in the Company’s unaudited condensed consolidated statements of operations. Following the Spin-Off of Newmark, the quarterly allocations of net income on BGC Holdings and Newmark Holdings LPUs held by BGC employees are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the Company’s unaudited condensed consolidated statements of operations, and the quarterly allocations of net income on BGC Holdings LPUs held by Newmark employees are reflected as a component of “Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of operations. From time to time, the Company issues LPUs as part of the consideration for acquisitions.

Certain of these LPUs in BGC Holdings and Newmark Holdings entitle the holders to receive post-termination payments equal to the notional amount of the units in four equal yearly installments after the holder’s termination. These LPUs held by BGC employees are accounted for as post-termination liability awards, and in accordance with U.S. GAAP guidance, the Company records compensation expense for the awards based on the change in value at each reporting date in the Company’s unaudited condensed consolidated statements of operations as part of “Compensation and employee benefits.”

The Company has also awarded certain Preferred Units. Each quarter, the net profits of BGC Holdings and Newmark Holdings are allocated to such units at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation. These allocations are deducted before the calculation and distribution of the quarterly partnership distribution for the remaining partnership units and are generally contingent upon services being provided by the unit holder. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution. Preferred Units may not be made exchangeable into the Company’s Class A common stock and are only entitled to the Preferred Distribution, and accordingly they are not included in the Company’s fully diluted share count. The quarterly allocations of net income on Preferred Units are reflected the same as the LPUs described above in the Company’s unaudited condensed consolidated statements of operations. After deduction of the Preferred Distribution, the remaining partnership units generally receive quarterly allocations of net income based on their weighted-average pro rata share of economic ownership of the operating subsidiaries.

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

General

Certain of the limited partnership interests, described above, have been granted exchangeability into BGC Class A common stock, and additional limited partnership interests may become exchangeable for BGC and/or Newmark Class A common stock. In addition, certain limited partnership interests have been granted the right to exchange into another partnership unit with a capital account (HDUs). HDUs have a stated capital account which is initially based on the closing trading price of Class A common stock at the time the HDU is issued. HDUs participate in quarterly partnership distributions and are not exchangeable into shares of Class A common stock unless such exchange rights are granted. Limited partnership interests held by Cantor in BGC Holdings are generally exchangeable for up to 23.6 million shares of BGC Class B common stock. Prior to the Newmark IPO, BGC Holdings limited partnership interests could become exchangeable for a BGC Class A common stock on a one-for-one basis (subject to adjustment). Following the Newmark IPO and prior to the Spin-Off of Newmark on November 30, 2018, in order for a partner or Cantor to exchange a limited partnership interest in BGC Holdings or Newmark Holdings into a Class A or Class B common stock of BGC, such partner or Cantor was required to exchange both one BGC Holdings limited partnership interest and a number of Newmark Holdings limited partnership interest equal to a BGC Holdings limited partnership interest multiplied by the quotient obtained by dividing Newmark Class A and Class B common stock, Newmark OpCo interests, and Newmark Holdings limited partnership interests held by BGC as of such time by the number of BGC Class A and Class B common stock outstanding as of such time, referred to as the Distribution Ratio, divided by the Exchange Ratio. Because the paired limited partnership interests are included in the Company’s fully diluted share count, if dilutive, any exchange of limited partnership interests into BGC Class A or Class B common shares would not impact the fully diluted number of shares and units outstanding. Because these limited partnership interests generally receive quarterly allocations of net income, such exchange would have no significant impact on the cash flows or equity of the Company. Initially the Distribution Ratio was equivalent to the Contribution Ratio (one divided by 2.2 or 0.4545), and at the time of the Spin-Off, the Distribution Ratio equaled 0.463895. As a result of the change in the Distribution Ratio, certain BGC Holdings limited partnership interests no longer had a corresponding Newmark Holdings limited partnership interest. The exchangeability of these BGC Holdings limited partnership interests along with any new BGC Holdings limited partnership interests issued after the Separation and Distribution Agreement (together referred to as “standalone”) into BGC Class A or Class B common stock was contingent upon the Spin-Off. Following the Spin-Off of Newmark, on November 30, 2018, a partner or Cantor is no longer required to have paired BGC Holdings and Newmark Holdings limited partnership interests to exchange into BGC Class A or Class B common stock. Subsequent to the Spin-Off, limited partnership interests in BGC Holdings held by a partner or Cantor may become exchangeable for BGC Class A or Class B common stock on a one-for-one basis, and limited partnership interests in Newmark Holdings held by a partner of Cantor may become exchangeable for a number of Newmark Class A or Class B common stock equal to the number of limited partnership interests multiplied by the then Exchange Ratio. Therefore, these standalone BGC limited partnership interests which were previously excluded from the Company’s fully diluted number of shares and units outstanding, are now included in the Company’s fully diluted number of shares and units outstanding.

Each quarter, net income (loss) is allocated between the limited partnership interests and the common stockholders. In quarterly periods in which the Company has a net loss, the loss allocation for FPUs, LPUs and Cantor units in BGC Holdings is allocated to Cantor and reflected as a component of “Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of operations. In subsequent quarters in which the Company has net income, the initial allocation of income to the limited partnership interests in BGC Holdings is to “Net income (loss) from continuing operations attributable to noncontrolling interests in subsidiaries,” to recover any losses taken in earlier quarters, with the remaining income allocated to the limited partnership interests. This income (loss) allocation process has no impact on the net income (loss) allocated to common stockholders. In addition, in quarterly periods in which Newmark has a net loss, the loss allocation for FPUs, LPUs and Cantor units in Newmark Holdings is allocated to Cantor. In subsequent quarters in which Newmark has net income, the initial allocation of income to limited partnership interests in Newmark Holdings is allocated to Cantor to recover any losses taken in earlier quarters, with the remaining income allocated to the limited partnership interests.  These income (loss) allocations to Cantor by Newmark have no impact to BGC’s unaudited condensed consolidated statements of operations following the Spin-Off of Newmark.

3.	Summary of Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, see Note 3—“Summary of Significant Accounting Policies,” in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018. Other than the following, during the six months ended June 30, 2019, there were no significant changes made to the Company’s significant accounting policies.

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

Poten & Partners Group

On November 15, 2018, the Company completed the acquisition of Poten & Partners Group, Inc., a leading ship brokerage, consulting and business intelligence firm specializing in liquefied natural gas, tanker and liquefied petroleum gas markets.

Ed Broking Group Limited

On January 31, 2019, the Company completed the acquisition of Ed Broking Group Limited, an independent Lloyd's of London insurance broker with a number of insurance products including accident and health, aerospace, cargo, energy, financial and political risks, marine, professional and executive risk, property and casualty, specialty and reinsurance.

Other Acquisitions

During the six months ended June 30, 2019 and the year ended December 31, 2018, the Company completed several smaller acquisitions. The aggregate consideration paid for these acquisitions was not material to the Company’s unaudited condensed consolidated financial statements.

Total Consideration

The total consideration for all acquisitions during the six months ended June 30, 2019 was $102.3 million in total fair value comprised of cash, restricted shares of the Company’s Class A common stock, and RSUs. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of $55.9 million.

The total consideration for acquisitions during the year ended December 31, 2018 was $94.2 million in total fair value, comprised of cash, shares of the Company’s Class A common stock and RSUs, of which $18.0 million may be issued contingent on certain targets being met through 2021. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of $39.7 million. During the six months ended June 30, 2019, the Company recorded measurement period adjustments of $1.1 million to reduce this goodwill figure.

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

U.S. GAAP guidance on EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding and contingent shares for which all necessary conditions have been satisfied except for the passage of time. Net income (loss) is allocated to the Company’s outstanding common stock, FPUs, LPUs and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings”). In addition, in relation to the Newmark OpCo Preferred Investment, the EPUs issued by Newmark OpCo in June 2018 are entitled to a preferred payable-in-kind dividend which is recorded as accretion to the carrying amount of the EPUs and is a reduction to Net income (loss) available to common stockholders for the calculation of the Company’s Basic earnings (loss) per share and fully diluted earnings (loss) per share from discontinued operations.

Basic Earnings Per Share:

The following is the calculation of the Company’s basic EPS from continuing and discontinued operations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic earnings (loss) per share:
Net income (loss) from continuing operations available to common stockholders	$13,611	$20,001	$75,479	$63,999
Net income (loss) from discontinued operations available to common stockholders[1]	—	15,038	—	29,814
Net income (loss) available to common stockholders	$13,611	$35,039	$75,479	$93,813
Basic weighted-average shares of common stock outstanding	341,272	321,199	339,845	314,501
Continuing operations	$0.04	$0.06	$0.22	$0.20
Discontinued operations	—	0.05	—	0.10
Basic earnings (loss) per share	$0.04	$0.11	$0.22	$0.30

1In accordance with ASC 260, includes a reduction for dividends on preferred stock or units.

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

Continuing Operations

The following is the calculation of the Company’s fully diluted EPS from continuing operations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fully diluted (loss) earnings per share
Net income (loss) from continuing operations available to common stockholders	$13,611	$20,001	$75,479	$63,999
Allocations of net income (loss) to limited partnership interests, net of tax	7,399	—	24,716	23,518
Net income (loss) for fully diluted shares	$21,010	$20,001	$100,195	$87,517
Weighted-average shares:
Common stock outstanding	341,272	321,199	339,845	314,501
Partnership units[1]	180,279	—	125,824	112,818
RSUs (Treasury stock method)	57	311	168	454
Other	1,376	1,210	1,395	1,297
Fully diluted weighted-average shares of common stock outstanding	522,984	322,720	467,232	429,070
Fully diluted earnings (loss) per share from continuing operations	$0.04	$0.06	$0.21	$0.20

[1]	Partnership units collectively include FPUs, LPUs, and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for more information).

For the three and six months ended June 30, 2019, 0.6 million and 52.9 million potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS from continuing operations because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended June 30, 2019, comprised RSUs. Anti-dilutive securities for the six months ended June 30, 2019, included 52.4 million limited partnership interests and 0.5 million RSUs. For the three and six months ended June 30, 2018, there were approximately 158.7 million and 51.3 million potentially dilutive securities, respectively, excluded from the computation of fully diluted EPS from continuing operations because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended June 30, 2018, were substantially all limited partnership interests. Anti-dilutive securities for the six months ended June 30, 2018 included 51.1 million limited partnership interests and 0.2 million RSUs.

Discontinued Operations

The following is the calculation of the Company’s fully diluted EPS from discontinued operations (in thousands, except per share data):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Fully diluted (loss) earnings per share
Net income (loss) from discontinued operations available to common stockholders[1]	$15,038	$29,814
Allocations of net income (loss) to limited partnership interests, net of tax	—	7,034
Net income (loss) for fully diluted shares	$15,038	$36,848
Weighted-average shares:
Common stock outstanding	321,199	314,501
Partnership units[2]	—	112,818
RSUs (Treasury stock method)	311	454
Other	1,210	1,297
Fully diluted weighted-average shares of common stock outstanding	322,720	429,070
Fully diluted earnings (loss) per share from discontinued operations	$0.05	$0.09

[1]	In accordance with ASC 260, includes a reduction for dividends on preferred stock or units.
[2]	Partnership units collectively include FPUs, LPUs, and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for more information).

For the three and six months ended June 30, 2018, were approximately 158.7 million and 51.3 million potentially dilutive securities, respectively, excluded from the computation of fully diluted EPS from discontinued operations because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended June 30, 2018, were substantially all limited partnership interests. Anti-dilutive securities for the six months ended June 30, 2018 included 51.1 million limited partnership interests and 0.2 million RSUs.

For the three and six months ended June 30, 2019 there were no standalone BGC Holdings partnership units excluded from the fully diluted EPS weighted-average computation from continuing and discontinued operations (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for further information on standalone BGC Holdings partnership units). For the three and six months ended June 30, 2018, there were 17.0 million and 11.3 million, respectively, of standalone BGC Holdings partnership units excluded from the fully diluted EPS weighted-average computation from continuing and discontinued operations because the conversion into Class A common stock was contingent on the Newmark Spin-Off. Additionally, as of June 30, 2019 and 2018, approximately 13.0 million and 8.1 million shares, respectively, of contingent Class A common stock and LPUs were excluded from the fully diluted EPS computations from continuing and discontinued operations because the conditions for issuance had not been met by the end of the respective periods.
6.	Stock Transactions and Unit Redemptions

Class A Common Stock

Changes in shares of the Company’s Class A common stock outstanding were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Shares outstanding at beginning of period	293,382,378	279,279,244	291,474,768	256,968,372
Share issuances:
Redemptions/Exchanges of limited partnership interests[1]	3,879,468	4,687,831	5,700,056	7,475,021
Vesting of RSUs	81,171	100,790	321,506	381,674
Acquisition related issuances	481,232	687,376	499,449	1,004,472
Compensation awards	—	—	—	979,344
Other issuances of Class A common stock	46,785	25,771	108,427	48,415
Issuance of Class A common stock for general corporate purposes	—	7,000,000	—	24,923,714
Treasury stock repurchases	—	(726,539)	(233,172)	(726,539)
Forfeitures of restricted Class A common stock	—	(144,630)	—	(144,630)
Shares outstanding at end of period	297,871,034	290,909,843	297,871,034	290,909,843

[1]

Included in redemption/exchanges of limited partnership interests for the three and six months ended June 30, 2019, are 2,498,523 LPUs that were cancelled in connection with the grant of 2,283,447 shares of Class A common stock, and 2,608,523 LPUs that were cancelled in connection with the grant of 2,377,007 shares of Class A common stock, respectively. No shares of Class A common stock were granted during the three and six months ended June 30, 2018, in connection with the cancelation of LPUs. Because LPUs are included in the Company’s fully diluted share count, if dilutive, redemptions or exchanges in connection with the issuance of Class A common shares would not materially impact the fully diluted number of shares and units outstanding.

Class B Common Stock

The Company did not issue any shares of Class B common stock during the three and six months ended June 30, 2019 and 2018. As of June 30, 2019 and December 31, 2018, there were 45,884,380 shares of the Company’s Class B common stock outstanding.

Controlled Equity Offering

On April 12, 2017, the Company entered into a Controlled Equity Offering sales agreement with CF&Co, pursuant to which the Company may offer and sell up to an aggregate of 20 million shares of Class A common stock. Shares of the Company’s Class A common stock sold under this CEO sales agreement were used for redemptions of limited partnership interests in BGC Holdings and Newmark Holdings, as well as for general corporate purposes. CF&Co is a wholly owned subsidiary of Cantor and an affiliate of the Company. Under this agreement, the Company has agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. As of June 30, 2018, the Company had sold all 20 million shares of Class A common stock under the April 2017 Sales Agreement.

On March 9, 2018, the Company entered into a new CEO sales agreement with CF&Co, pursuant to which the Company may offer and sell up to an aggregate of $300.0 million of shares of Class A common stock. Proceeds from shares of the Company’s Class A common stock sold under this CEO sales agreement may be used for redemptions of limited partnership interests in BGC Holdings and Newmark Holdings, as well as for general corporate purposes, including acquisitions and the repayment of debt. Under this agreement, the Company and Cantor have agreed to the same terms as stated above. As of June 30, 2019, the Company has sold 17,401,431 shares of Class A common stock (or

$209.8 million) under the March 2018 Sales Agreement. For additional information on the Company’s CEO sales agreements, see Note 13—“Related Party Transactions.”

Unit Redemptions and Share Repurchase Program

The Company’s Board of Directors and Audit Committee have authorized repurchases of the Company’s Class A common stock and redemptions of limited partnership interests or other equity interests in the Company’s subsidiaries. On August 1, 2018, the Company’s Board of Directors and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $300.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of June 30, 2019, the Company had $257.3 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units. The table below represents the gross unit redemptions and share repurchases of the Company’s Class A common stock during the three and six months ended June 30, 2019:

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Plan
Redemptions[1,2]
January 1, 2019—March 31, 2019	1,202,948	$6.00
April 1, 2019—June 30, 2019	97,229	5.45
Total Redemptions	1,300,177	$5.96
Repurchases [3,4]
January 1, 2019—March 31, 2019	233,172	$5.30
April 1, 2019—June 30, 2019	—	—
Total Repurchases	233,172	5.30
Total Redemptions and Repurchases	1,533,349	$5.86	$257,265,928

[1]

During the three months ended June 30, 2019, the Company redeemed 0.1 million LPUs at an aggregate redemption price of $0.5 million for an average price of $5.44 per unit and 2.8 thousand FPUs at an aggregate redemption price of $16.0 thousand for an average price of $5.79 per unit. During the three months ended June 30, 2018, the Company redeemed 4.2 million LPUs at an aggregate redemption price of $55.3 million for an average price of $13.10 per unit and 0.1 million FPUs at an aggregate redemption price of $1.0 million for an average price of $13.09 per unit.

[2]

During the six months ended June 30, 2019, the Company redeemed 1.3 million LPUs at an aggregate redemption price of $7.7 million for an average price of $5.96 per unit and 5.1 thousand FPUs at an aggregate redemption price of $30.0 thousand for an average price of $5.94 per unit. During the six months ended June 30, 2018, the Company redeemed 5.9 million LPUs at an aggregate redemption price of $80.0 million for an average price of $13.46 per unit and 0.1 million FPUs at an aggregate redemption price of $1.1 million for an average price of $13.13 per unit. Of the 1.3 million units redeemed above, during the six months ended June 30, 2019, 0.9 million units were redeemed using cash from our CEO program, and therefore did not materially impact the fully diluted number of shares and units outstanding or our liquidity position.

[3]

The Company did not repurchase any shares of its Class A common stock during the three months ended June 30, 2019. During the three months ended June 30, 2018, the Company repurchased 0.7 million shares of its Class A common stock at an aggregate purchase price of $9.7 million for an average price of $13.37 per share.

[4]

During the six months ended June 30, 2019, the Company repurchased 0.2 million shares of its Class A common stock at an aggregate purchase price of $1.2 million for an average price of $5.30 per share. During the six months ended June 30, 2018, the Company repurchased 0.7 million shares of its Class A common stock at an aggregate purchase price of $9.7 million for an average price of $13.37 per share.

Following the Spin-Off, external data providers have restated the historical prices of BGCP. As such, the nominal prices listed in the footnotes above may not match the historical prices listed on such data services following the Spin-Off.

Redeemable Partnership Interest

The changes in the carrying amount of redeemable partnership interest were as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Balance at beginning of period	$24,706	$46,415
Consolidated net income allocated to FPUs	1,297	2,380
Earnings distributions	(721)	(1,009)
FPUs exchanged	(343)	(494)
FPUs redeemed	(10)	(178)
Other	—	2
Balance at end of period	$24,929	$47,116

7.	Securities Owned

Securities owned primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total Securities owned were $62.1 million as of June 30, 2019 and $58.4 million as of December 31, 2018. For additional information, see Note 12—“Fair Value of Financial Assets and Liabilities.”
8.	Collateralized Transactions

Repurchase Agreements

Securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the contractual amount for which the securities will be repurchased, including accrued interest. As of June 30, 2019, Cantor facilitated Repurchase Agreements between the Company and Cantor in the amount of $1.1 million for the purpose of financing fails. U.S. Treasury or other fixed income securities were provided to Cantor as collateral for the fair value of the Repurchase Agreement. These Repurchase Agreements had a maturity date of July 1, 2019. As of December 31, 2018, Cantor facilitated Repurchase Agreements between the Company and Cantor in the amount of $1.0 million for the purpose of financing fails. U.S. Treasury or other fixed income securities were provided to Cantor as collateral for the fair value of the Repurchase Agreement.

Securities Loaned

As of June 30, 2019, the Company had Securities loaned transactions of $12.3 million with Cantor. The fair value of the securities loaned was $12.5 million. As of June 30, 2019, the cash collateral received from Cantor bore interest rates ranging from 2.97% to 3.25%. As of December 31, 2018, the Company had Securities loaned transactions of $15.1 million with Cantor. The fair value of the securities loaned was $15.3 million. As of December 31, 2018, the cash collateral received from Cantor bore an annual interest rate of 2.94%. These transactions have no stated maturity date.

9.	Marketable Securities

Marketable securities consist of the Company’s ownership of equity securities carried at fair value. The securities had a fair value of $12.8 million and $32.1 million as of June 30, 2019 and December 31, 2018, respectively.

Effective January 1, 2018, all marketable securities are accounted for at fair value in accordance with ASU 2016-01. As of June 30, 2019, the Company held marketable securities with a readily determinable fair value of $12.8 million. These equity securities are measured at fair value, with any changes in fair value recognized in earnings and included in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations. During the three and six months ended June 30, 2019, the Company recognized realized and unrealized net gains of $2.8 million and $5.3 million, respectively, related to sales and the mark-to-market adjustments on these shares. During the three and six months ended June 30, 2018, the Company recognized realized and unrealized net gains of $4.6 million and $13.8 million, respectively, related to sales and the mark-to-market adjustments on these shares.

During the six months ended June 30, 2019, the Company sold marketable securities with a fair value of $24.6 million, at the time of sale. During the six months ended June 30, 2018, the Company sold marketable securities with a fair value of $95.4 million, at the time of sale. The Company did not purchase any marketable securities during the six months ended June 30, 2019 and 2018.

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

	June 30, 2019	December 31, 2018
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$2,107,905	$660,995
Receivables from clearing organizations	153,826	269,549
Other receivables from broker-dealers and customers	10,536	7,561
Net pending trades	—	1,782
Open derivative contracts	1,459	1,979
Total	$2,273,726	$941,866
Payables to broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$1,845,935	$636,705
Payables to clearing organizations	242,075	30,043
Other payables to broker-dealers and customers	13,491	11,956
Net pending trades	289	—
Open derivative contracts	5,593	91,129
Total	$2,107,383	$769,833

A portion of these receivables and payables are with Cantor. See Note 13—“Related Party Transactions,” for additional information related to these receivables and payables.

Substantially all open fails to deliver, open fails to receive and pending trade transactions as of June 30, 2019 have subsequently settled at the contracted amounts.
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

The fair value of derivative contracts, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	June 30, 2019			December 31, 2018
Derivative contract	Assets	Liabilities	Notional Amounts[1]	Assets	Liabilities	Notional Amounts[1]
Foreign exchange/commodities options	$30	$5	$126,661	$39	$88,016	$4,745,428
Forwards	93	3,757	104,918	236	639	79,008
Foreign exchange swaps	1,156	1,831	1,106,192	1,611	2,072	482,295
Futures	180	—	9,303,093	93	402	13,067,925
Total	$1,459	$5,593	$10,640,864	$1,979	$91,129	$18,374,656

[1]	Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of the Company’s derivative activity and does not represent anticipated losses.

Certain of the Company’s foreign exchange swaps are with Cantor. See Note 13—“Related Party Transactions,” for additional information related to these transactions.

The replacement cost of contracts in a gain position were $1.5 million and $2.0 million, as of June 30, 2019, and December 31, 2018, respectively.

The following tables present information about the offsetting of derivative instruments (in thousands):

	June 30, 2019
			Net Amounts Presented in the	Gross Amounts Not Offset
	Gross Amounts	Gross Amounts Offset	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amounts
Assets
Forwards	$100	$(7)	$93	$—	$—	$93
Foreign exchange/commodities options	4,743	(4,713)	30	—	—	30
Futures	1,813	(1,633)	180	—	—	180
Foreign exchange swaps	2,214	(1,058)	1,156	—	—	1,156
Total derivative assets	$8,870	$(7,411)	$1,459	$—	$—	$1,459
Liabilities
Foreign exchange/commodities options	$4,718	$(4,713)	$5	$—	$—	$5
Forwards	3,764	(7)	3,757	—	—	3,757
Foreign exchange swaps	2,889	(1,058)	1,831	—	—	1,831
Futures	1,633	(1,633)	—	—	—	—
Total derivative liabilities	$13,004	$(7,411)	$5,593	$—	$—	$5,593

	December 31, 2018
			Net Amounts Presented in the	Gross Amounts Not Offset
	Gross Amounts	Gross Amounts Offset	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amounts
Assets
Foreign exchange/commodities options	$482,751	$(482,712)	$39	$—	$—	$39
Forwards	253	(17)	236	—	—	236
Foreign exchange swaps	1,938	(327)	1,611	—	—	1,611
Futures	57,479	(57,386)	93	—	—	93
Total derivative assets	$542,421	$(540,442)	$1,979	$—	$—	$1,979
Liabilities
Foreign exchange/commodities options	$570,728	$(482,712)	$88,016	$—	$—	$88,016
Foreign exchange swaps	2,399	(327)	2,072	—	—	2,072
Forwards	656	(17)	639	—	—	639
Futures	57,788	(57,386)	402	—	—	402
Total derivative liabilities	$631,571	$(540,442)	$91,129	$—	$—	$91,129

The change in fair value of derivative contracts is reported as part of “Principal transactions” in the Company’s unaudited condensed consolidated statements of operations. The change in fair value of equity options related to marketable securities is included as part of “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations.

The table below summarizes gains and losses on derivative contracts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivative contract	2019	2018	2019	2018
Foreign exchange/commodities options	$49	$6,062	$112	$10,660
Futures	4,561	5,740	8,809	11,648
Equity options	318	—	318	102
Interest rate swaps	—	—	—	(5)
Forwards	(2,306)	2,649	(2,419)	2,941
Foreign exchange swaps	631	212	1,224	590
Total gain (loss), net	$3,253	$14,663	$8,044	$25,936

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

The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	Assets at Fair Value at June 30, 2019
	Level 1	Level 2 [1]	Level 3	Netting and Collateral	Total
Marketable securities	$12,772	$—	$—	$—	$12,772
Government debt	59,929	—	—	—	59,929
Corporate Bonds	—	1,300	—	—	1,300
Securities owned—Equities	856	—	—	—	856
Forwards	—	100	—	(7)	93
Foreign exchange swaps	—	2,214	—	(1,058)	1,156
Futures	—	1,813	—	(1,633)	180
Foreign exchange/commodities options	4,743	—	—	(4,713)	30
Total	$78,300	$5,427	$—	$(7,411)	$76,316

[1]

In addition, the Company has equity securities with a fair value of $24.4 million, which are presented in “Other Assets” in the Company’s unaudited condensed consolidated statements of financial condition as of June 30, 2019. These investments are remeasured to fair value on a non-recurring basis and are classified within Level 2 in the fair value hierarchy. See section below titled “Fair Value Measurements on a Non-Recurring Basis” for additional information.

	Liabilities at Fair Value at June 30, 2019
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Foreign exchange/commodities options	$4,718	$—	$—	$(4,713)	$5
Foreign exchange swaps	—	2,889	—	(1,058)	1,831
Forwards	—	3,764	—	(7)	3,757
Futures	—	1,633	—	(1,633)	—
Contingent consideration	—	—	42,152	—	42,152
Total	$4,718	$8,286	$42,152	$(7,411)	$47,745

	Assets at Fair Value at December 31, 2018
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Marketable securities	$32,064	$—	$—	$—	$32,064
Government debt	57,788	—	—	—	57,788
Securities owned—Equities	620	—	—	—	620
Foreign exchange/commodities options	482,751	—	—	(482,712)	39
Forwards	—	253	—	(17)	236
Foreign exchange swaps	—	1,938	—	(327)	1,611
Futures	—	57,479	—	(57,386)	93
Total	$573,223	$59,670	$—	$(540,442)	$92,451

	Liabilities at Fair Value at December 31, 2018
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Foreign exchange/commodities options	$570,728	$—	$—	$(482,712)	$88,016
Foreign exchange swaps	—	2,399	—	(327)	2,072
Forwards	—	656	—	(17)	639
Futures	—	57,788	—	(57,386)	402
Contingent consideration	—	—	45,984	—	45,984
Total	$570,728	$60,843	$45,984	$(540,442)	$137,113

Level 3 Financial Liabilities

Changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended June 30, 2019 were as follows (in thousands):

	Opening Balance as of April 1, 2019	Total realized and unrealized gains (losses) included in Net income (loss)	Unrealized gains (losses) included in Other comprehensive income (loss)	Purchases/ Issuances	Sales/ Settlements	Closing Balance at June 30, 2019	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at June 30, 2019
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration[1]	$42,139	$(1,940)	$295	—	$(1,632)	$42,152	$(1,645)

[1]	Realized and unrealized gains (losses) are reported in “Other expenses” and “Other income (loss),” as applicable, in the Company’s unaudited condensed consolidated statements of operations.

Changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended June 30, 2018 were as follows (in thousands):

	Opening Balance as of April 1, 2018	Total realized and unrealized gains (losses) included in Net income (loss)	Unrealized gains (losses) included in Other comprehensive income (loss)	Purchases/ Issuances	Sales/ Settlements	Closing Balance at June 30, 2018	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at June 30, 2018
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration[1]	$34,347	$(41)	$1,417	$—	$(3,187)	$29,784	$1,376

[1]	Realized and unrealized gains (losses) are reported in “Other expenses” and “Other income (loss),” as applicable, in the Company’s unaudited condensed consolidated statements of operations.

Changes in Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2019 are as follows (in thousands):

	Opening Balance as of January 1, 2019	Total realized and unrealized gains (losses) included in Net income (loss)	Unrealized gains (losses) included in Other comprehensive income (loss)	Issuances	Settlements	Closing Balance at June 30, 2019	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at June 30, 2019
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration[1]	$45,984	$(3,422)	$(280)	$—	$(7,534)	$42,152	$(3,702)

[1]	Realized and unrealized gains (losses) are reported in “Other expenses” and “Other income (loss),” as applicable, in the Company’s unaudited condensed consolidated statements of operations.

Changes in Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2018 are as follows (in thousands):

	Opening Balance as of January 1, 2018	Total realized and unrealized gains (losses) included in Net income (loss)	Unrealized gains (losses) included in Other comprehensive income (loss)	Issuances	Settlements	Closing Balance at June 30, 2018	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at June 30, 2018
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration[1]	$41,386	$(881)	$554	$22	$(11,951)	$29,784	$(328)

[1]	Realized and unrealized gains (losses) are reported in “Other expenses” and “Other income (loss),” as applicable, in the Company’s unaudited condensed consolidated statements of operations.

Quantitative Information About Level 3 Fair Value Measurements on a Recurring Basis

The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value as of June 30, 2019
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Contingent consideration	$—	$42,152	Present value of expected payments	Discount rate Probability of meeting earnout and contingencies	9.2%-10.3% 65%-100%	9.7% 89%¹

[1]	The probability of meeting the earnout targets was based on the acquired businesses’ projected future financial performance, including revenues.

	Fair Value as of December 31, 2018
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Contingent consideration	$—	$45,984	Present value of expected payments	Discount rate Probability of meeting earnout and contingencies	9.2%-10.3% 75%-100%	9.6% 95%[1]

[1]	The probability of meeting the earnout targets was based on the acquired businesses’ projected future financial performance, including revenues.

Information About Uncertainty of Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of June 30, 2019 and December 31, 2018, the present value of expected payments related to the Company’s contingent consideration was $42.2 million and $46.0 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, would be $58.9 million and $66.1 million, as of June 30, 2019 and December 31, 2018, respectively.

Fair Value Measurements on a Non-Recurring Basis

Pursuant to the recognition and measurement guidance for equity investments, effective January 1, 2018, equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. The Company applied the measurement alternative to equity securities with the fair value of $24.4 million and $55.8 million, which were included in “Other Assets” in the Company’s unaudited condensed consolidated statements of financial condition as of June 30, 2019 and December 31, 2018, respectively. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.

13.	Related Party Transactions

Service Agreements

Throughout Europe and Asia, the Company provides Cantor with administrative services, technology services and other support for which it charges Cantor based on the cost of providing such services plus a mark-up, generally 7.5%. In the U.K., the Company provides these services to Cantor through Tower Bridge International Services LP. The Company owns 52% of Tower Bridge and consolidates it, and Cantor owns 48%. Cantor’s interest in Tower Bridge is reflected as a component of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition, and the portion of Tower Bridge’s income attributable to Cantor is included as part of “Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of operations. In the U.S., the Company provides Cantor with technology services for which it charges Cantor based on the cost of providing such services.

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

For the three months ended June 30, 2019, Cantor’s share of the net profit (loss) in Tower Bridge was $0.6 million and for the three months ended June 30, 2018, Cantor’s share of the net profit (loss) in Tower Bridge was $(1.2) million. For the six months ended June 30, 2019, Cantor’s share of the net profit (loss) in Tower Bridge was $0.3 million and for the six months ended June 30, 2018, Cantor’s share of the net profit (loss) in Tower Bridge was $(0.9) million. Cantor’s noncontrolling interest in Tower Bridge is included as part of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition.

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

For the three months ended June 30, 2019 and 2018, the Company recognized related party revenues of $7.2 million and $5.9 million, respectively, for the services provided to Cantor. For the six months ended June 30, 2019 and 2018, the Company recognized related party revenues of $13.0 million and $12.2 million, respectively, for the services provided to Cantor. These revenues are included as part of “Fees from related parties” in the Company’s unaudited condensed consolidated statements of operations.

In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an employee lease agreement whereby certain employees of Cantor are deemed leased employees of the Company. For the three months ended June 30, 2019 and 2018, the Company was charged $14.9 million and $13.5 million, respectively, for the services provided by Cantor and its affiliates, of which $8.4 million and $7.7 million, respectively, were to cover compensation to leased employees for the three months ended June 30, 2019 and 2018. For the six months ended June 30, 2019 and 2018, the Company was charged $27.8 million and $25.6 million, respectively, for the services provided by Cantor and its affiliates, of which $18.4 million and $15.8 million, respectively, were to cover compensation to leased employees for the six months ended June 30, 2019 and 2018. The fees paid to Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations. The fees paid to Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

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

Investment in Newmark

On March 7, 2018, BGC Partners and its operating subsidiaries purchased 16.6 million newly issued exchangeable LPUs of Newmark Holdings for $242.0 million. The price per Newmark Unit was based on the $14.57 closing price of Newmark’s Class A common stock on March 6, 2018 as reported on the NASDAQ Global Select Market. These newly-issued Newmark Holdings Units were exchangeable, at BGC’s discretion, into either shares of Class A common stock or shares of Class B common stock of Newmark. BGC made the Investment in Newmark pursuant to an Investment Agreement dated as of March 6, 2018 by and among BGC, BGC Holdings, BGC U.S. OpCo, BGC Global OpCo, Newmark, Newmark Holdings and Newmark OpCo. The Investment in Newmark and related transactions were approved by the Audit Committees and Boards of Directors of BGC and Newmark. BGC and its subsidiaries funded the Investment in Newmark using the proceeds of its CEO sales program. Newmark used the proceeds to repay the balance of the outstanding principal amount under its unsecured senior term loan credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, that was guaranteed by BGC. In addition, in accordance with the Separation and Distribution Agreement, BGC owned 7.0 million limited partnership interests in the Newmark OpCo immediately prior to the Spin-Off of Newmark, as a result of other issuances of BGC Class A common stock primarily related to the redemption of LPUs in BGC Holdings and Newmark Holdings.

Prior to and in connection with the Spin-Off of Newmark, 15.1 million Newmark Holdings Units held by BGC were exchanged into 9.4 million shares of Newmark Class A common stock and 5.4 million shares of Newmark Class B common stock, and 7.0 million Newmark OpCo Units held by BGC were exchanged into 6.9 million shares of Newmark Class A common stock. These Newmark Class A and Class B shares of common stock were included in the Spin-Off to BGC’s stockholders. On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, to distribute pro rata all of the 1.5 million exchangeable LPUs of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the BGC Holdings Distribution to its limited partners entitled to receive distributions on their BGC Holdings units who were holders of record of such units as of November 23, 2018 (including Cantor and executive officers of BGC). The Newmark Holdings Units distributed to BGC Holdings partners in the BGC Holdings Distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 0.4 million Newmark Holdings Units received by Cantor also into shares of Newmark Class B common stock, at the current Exchange Ratio of 0.9495 shares of Newmark common stock per Newmark Holdings unit (subject to adjustment). See Note 1—“Organization and Basis of Presentation” for additional information.

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

In the purchase agreement, Cantor agreed, subject to certain exceptions, not to solicit certain senior executives of Lucera’s business and was granted the right to be a customer of Lucera’s businesses on the best terms made available to any other customer. The aggregate purchase price paid by the Company to Cantor consisted of $24.2 million in cash plus a $4.8 million post-closing adjustment determined after closing based on netting Lucera’s expenses paid by Cantor after May 1, 2016 against accounts receivable owed to Lucera by Cantor for access to Lucera’s business from May 1, 2016 through the closing date. The Company previously had a 20% ownership interest in Lucera and accounted for its investment using the equity method. The purchase has been accounted for as a transaction between entities under common control.

For both the three months ended June 30, 2019 and 2018, Lucera had $0.2 million, in related party revenues from Cantor. For both the six months ended June 30, 2019 and 2018, Lucera had $0.3 million, in related party revenues from Cantor. These revenues are included in “Data, software and post-trade” in the Company’s unaudited condensed consolidated statements of operations.

Clearing Agreement with Cantor

The Company receives certain clearing services from Cantor pursuant to its clearing agreement. These clearing services are provided in exchange for payment by the Company of third-party clearing costs and allocated costs. The costs associated with these payments are included as part of “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations. The costs for these services are included as part of the charges to BGC for services provided by Cantor and its affiliates as discussed in “Service Agreements” above.

Other Agreements with Cantor

The Company is authorized to enter into short-term arrangements with Cantor to cover any failed U.S. Treasury securities transactions and to share equally in any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of June 30, 2019, Cantor facilitated Repurchase Agreements between the Company and Cantor in the amount of $1.1 million for the purpose of financing fails. As of December 31, 2018, Cantor facilitated Repurchase Agreements between the Company and Cantor in the amount of $1.0 million for the purpose of financing fails.

To more effectively manage the Company’s exposure to changes in foreign exchange rates, the Company and Cantor have agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to foreign exchange currency hedging between Cantor and the Company. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of Cantor and the Company is utilized to determine the shares of profit or loss allocated to each for the period. During the three months ended June 30, 2019 and 2018, the Company recognized its share of foreign exchange gains of $0.7 million and foreign exchange losses of $0.5 million, respectively. During the six months ended June 30, 2019 and 2018, the Company recognized its share of foreign exchange gains of $0.9 million and foreign exchange losses of $1.5 million, respectively. These gains and losses are included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations.

Pursuant to the separation agreement relating to the Company’s acquisition of certain BGC businesses from Cantor in 2008, Cantor has a right, subject to certain conditions, to be the Company’s customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use market data from the Company without any cost. Any future related-party transactions or arrangements between the Company and Cantor are subject to the prior approval by the Company’s Audit Committee. During the three months ended June 30, 2019 and 2018, the Company recorded revenues from Cantor entities of $69 thousand and $76 thousand, respectively, related to commissions paid to the Company by Cantor. During the six months ended June 30, 2019 and 2018, the Company recorded revenues from Cantor entities of $147 thousand and $134 thousand, respectively, related to commissions paid to the Company by Cantor. These revenues are included as part of “Commissions” in the Company’s unaudited condensed consolidated statements of operations.

The Company and Cantor are authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.

In August 2013, the Audit Committee authorized the Company to invest up to $350.0 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used by the Company from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including policies related to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of June 30, 2019 and December 31, 2018, the Company did not have any investments in the program.

On June 5, 2015, the Company entered into an agreement with Cantor providing Cantor, CFGM and other Cantor affiliates entitled to hold BGC Class B common stock the right to exchange from time to time, on a one-to-one basis, subject to adjustment, up to an aggregate of 34,649,693 shares of BGC Class A common stock now owned or subsequently acquired by such Cantor entities for up to an aggregate of 34,649,693 shares of BGC Class B common stock. Such shares of BGC Class B common stock, which currently can be acquired upon the exchange of exchangeable limited partnership units owned in BGC Holdings, are already included in the Company’s fully diluted share count and will not increase Cantor’s current maximum potential voting power in the common equity. The Exchange Agreement enabled the Cantor entities to acquire the same number of shares of BGC Class B common stock that they are already entitled to acquire without having to exchange its exchangeable limited partnership units in BGC Holdings. The Company’s Audit Committee and full Board of Directors determined that it was in the best interests of the Company and its stockholders to approve the Exchange Agreement because it will help ensure that Cantor retains its exchangeable limited partnership units in BGC Holdings, which is the same partnership in which the Company’s partner employees participate, thus continuing to align the interests of Cantor with those of the partner employees.

On November 23, 2018, BGC Partners issued 10,323,366 shares of BGC Partners Class B common stock to Cantor and 712,907 shares of BGC Partners Class B common stock to CFGM, in each case in exchange for shares of BGC Partners Class A common stock owned by Cantor and CFGM, respectively, on a one-to-one basis pursuant to the Exchange Agreement. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Partners by Cantor or CFGM for the Class B Issuance. The Class B Issuance was exempt from the Securities Act. Following this exchange, Cantor and its affiliates only have the right to exchange up to an aggregate of 23,613,420 shares of BGC Class A common stock, now owned or subsequently acquired, or its exchangeable limited partnership units in BGC Holdings, into shares of BGC Class B common stock. As of June 30, 2019, Cantor and CFGM do not own any shares of BGC Class A common stock.

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

On April 21, 2017, the Company entered into a $150.0 million revolving credit facility with an affiliate of Cantor. BGC agreed to lend $150.0 million under the credit facility to such affiliate. On September 8, 2017, the outstanding balance of $150.0 million was repaid in its entirety. The credit facility was terminated on March 19, 2018, therefore there were no borrowings outstanding as of June 30, 2019 and

December 31, 2018. The Company did not record any interest income related to the Loan for the three and six months ended June 30, 2019 and 2018.

On March 19, 2018, the Company entered into the BGC Credit Agreement with Cantor. The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the Credit Facility described above and was approved by the Audit Committee of BGC. On March 19, 2018, the Company borrowed $150.0 million under the BGC Credit Agreement with Cantor and loaned Newmark $150.0 million under the Intercompany Credit Agreement on the same day. On August 6, 2018, the Company entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that can be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2020, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of June 30, 2019, there were no borrowings by BGC or Cantor outstanding under this agreement. As of June 30, 2018, there was $130.0 million outstanding under this agreement. BGC repaid Cantor all borrowings under the BGC Credit Agreement as of October 4, 2018. All borrowings outstanding under the Intercompany Credit Agreement were repaid as of November 7, 2018. The Company recorded interest expense related to BGC Credit Agreement of $2.1 million and $2.5 million for the three and six months ended June 30, 2018, respectively, of which $1.9 million and $2.2 million, respectively, was allocated to discontinued operations in the Company’s unaudited condensed consolidated statements of operations. The Company did not record any interest income or interest expense related to the agreement for the three and six months ended June 30, 2019.

As part of the Company’s cash management process, the Company may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of June 30, 2019 and December 31, 2018, the Company had no reverse repurchase agreements.

Receivables from and Payables to Related Broker-Dealers

Amounts due to or from Cantor and Freedom International Brokerage, one of the Company’s equity method investments, are for transactional revenues under a technology and services agreement with Freedom International Brokerage as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited condensed consolidated statements of financial condition. As of June 30, 2019 and December 31, 2018, the Company had receivables from Freedom International Brokerage of $2.3 million and $1.4 million, respectively. As of June 30, 2019 and December 31, 2018, the Company had $1.2 million and $1.6 million, respectively, in receivables from Cantor related to open derivative contracts. As of June 30, 2019 and December 31, 2018, the Company had $1.8 million and $2.1 million, respectively, in payables to Cantor related to open derivative contracts. As of June 30, 2019, the Company had $19.7 million in receivables from Cantor related to fails and pending trades. As of December 31, 2018, the Company did not have any payables to Cantor related to fails and pending trades.

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

As of June 30, 2019 and December 31, 2018, the aggregate balance of employee loans, net, was $259.4 million and $216.9 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s unaudited condensed consolidated statements of financial condition. Compensation expense for the above-mentioned employee loans for the three months ended June 30, 2019 and 2018 was $7.4 million and $4.0 million, respectively. Compensation expense for the above-mentioned employee loans for the six months ended June 30, 2019 and 2018 was $14.0 million and $5.5 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

Interest income on the above-mentioned employee loans for the three months ended June 30, 2019 and 2018 was $1.0 million and $0.8 million, respectively. Interest income on the above-mentioned employee loans for the six months ended June 30, 2019 and 2018 was $2.0 million and $1.6 million, respectively. The interest income related to these employee loans is included as part of “Interest income” in the Company’s unaudited condensed consolidated statements of operations.

Controlled Equity Offerings and Other Transactions with CF&Co

As discussed in Note 6—“Stock Transactions and Unit Redemptions,” the Company has entered into the March 2018 Sales Agreement and the April 2017 Sales Agreement with CF&Co, as the Company’s sales agent. The Company did not sell any shares under its March 2018

Sales Agreement with CF&Co during the three months ended June 30, 2019. During the six months ended June 30, 2019, the Company sold 0.9 million shares under its Sales Agreement with CF&Co for aggregate proceeds of $5.3 million, at a weighted-average price of $6.17 per share. During the three months ended June 30, 2018, the Company sold 10.7 million shares under its Sales Agreements with CF&Co for aggregate proceeds of $131.4 million, at a weighted-average price of $12.28 per share. During the six months ended June 30, 2018, the Company sold 30.6 million shares under its Sales Agreements for aggregate proceeds of $411.8 million, at a weighted-average price of $13.47 per share. The Company was not charged for services provided by CF&Co related to the Company’s Sales Agreements with CF&Co for the three months ended June 30, 2019. For the three months ended June 30 2018, the Company was charged $2.6 million for services provided by CF&Co related to the Company’s Sales Agreements with CF&Co. For the six months ended June 30, 2019 and 2018, the Company was charged $0.1 million and $8.2 million, respectively for such services. The net proceeds of the shares sold are included as part of “Additional paid-in capital” in the Company’s unaudited condensed consolidated statements of financial condition.

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

On October 3, 2014, management was granted approval by the Company’s Board of Directors and Audit Committee to enter into stock loan transactions with CF&Co utilizing shares of Nasdaq stock or other equities. Such stock loan transactions will bear market terms and rates. As of June 30, 2019, the Company had Securities loaned transactions of $12.3 million with CF&Co. The fair value of the securities lent was $12.5 million (see Note 8—“Collateralized Transactions”). As of June 30, 2019, the cash collateral received from CF&Co bore interest rates ranging from 2.97% to 3.25%. As of December 31, 2018, the Company had Securities loaned transactions of $15.1 million with Cantor. The market value of the securities lent was $15.3 million (see Note 8—“Collateralized Transactions”). As of December 31, 2018, the cash collateral received from CF&Co bore an annual interest rate of 2.94%. Securities loaned transactions are included in “Securities loaned” in the Company’s unaudited condensed consolidated statements of financial condition.

On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes due 2021. In connection with this issuance of 5.125% Senior Notes, the Company recorded $0.5 million in underwriting fees payable to CF&Co and $18 thousand to CastleOak Securities, L.P. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor purchased $15.0 million of such senior notes and still holds such notes as of June 30, 2019.

On July 24, 2018, the Company issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes due 2023. The 5.375% Senior Notes due 2023 are general senior unsecured obligations of the Company. In connection with this issuance of 5.375% Senior Notes due 2023, the Company recorded $0.2 million in underwriting fees payable to CF&Co. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes.

Under rules adopted by the Commodity Futures Trading Commission, all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the National Futures Association and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. From time to time, the Company’s foreign-based brokers engage in interest rate swap transactions with U.S.-based counterparties, and therefore the Company is subject to the CFTC requirements. CF&Co has entered into guarantees on behalf of the Company, and the Company is required to indemnify CF&Co for the amounts, if any, paid by CF&Co on behalf of the Company pursuant to this arrangement. During the three months ended June 30, 2019 and 2018, the Company recorded fees of $31.3 thousand, with respect to these guarantees. During the six months ended June 30, 2019 and 2018, the Company recorded fees of $62.5 thousand, with respect to these guarantees. These fees were included in “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations.

Cantor Rights to Purchase Limited Partnership Interests from BGC Holdings

Cantor has the right to purchase limited partnership interests (Cantor units) from BGC Holdings upon redemption of non-exchangeable FPUs redeemed by BGC Holdings upon termination or bankruptcy of the Founding/Working Partner. In addition, pursuant to Article Eight, Section 8.08, of the Second Amended and Restated BGC Holdings Limited Partnership Agreement (previously the Sixth Amendment), where either current, terminating, or terminated partners are permitted by the Company to exchange any portion of their FPUs and Cantor consents to such exchangeability, the Company shall offer to Cantor the opportunity for Cantor to purchase the same number of Cantor units in BGC Holdings at the price that Cantor would have paid for the FPUs had the Company redeemed them. Any such Cantor units purchased by Cantor are currently exchangeable for up to 23,613,420 shares of BGC Class B common stock or, at Cantor’s election or if there are no such additional shares of BGC Class B common stock, shares of BGC Class A common stock, in each case on a one-for-one basis (subject to customary anti-dilution adjustments).

As of June 30, 2019, there were 1,475,950 FPUs in BGC Holdings remaining, which the partnerships had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

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

Transactions with Relief Fund

During the year ended December 31, 2015, the Company committed to make charitable contributions to the Cantor Fitzgerald Relief Fund in the amount of $40.0 million, which the Company recorded in “Other expenses” in the Company’s unaudited condensed consolidated statements of operations for the year ended December 31, 2015. As of June 30, 2019 and December 31, 2018, the remaining liability associated with this commitment was $14.7 million and $20.0 million, respectively, which is included in “Accounts payable, accrued and other liabilities” in the Company’s unaudited condensed consolidated statements of financial condition.

Other Transactions

The Company is authorized to enter into loans, investments or other credit support arrangements for Aqua, an alternative electronic trading platform that offers new pools of block liquidity to the global equities markets; such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. On October 27, 2015, the Company’s Board of Directors and Audit Committee increased the authorized amount by an additional $4.0 million, to $16.2 million. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. Aqua is 51% owned by Cantor and 49% owned by the Company. Aqua is accounted for under the equity method of accounting. During the three months ended June 30, 2019 and 2018, the Company made $0.4 million and $0.2 million, respectively, in cash contributions to Aqua. During the six months ended June 30, 2019 and 2018, the Company made $0.7 million and $0.4 million, respectively, in cash contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s unaudited condensed consolidated statements of financial condition.

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

Equity Method Investments

The carrying value of the Company’s equity method investments was $36.4 million as of June 30, 2019 and $35.2 million as of December 31, 2018, and is included in “Investments” in the Company’s unaudited condensed consolidated statements of financial condition.

The Company recognized net gains of $0.7 million and $1.0 million related to its equity method investments for the three months ended June 30, 2019 and 2018, respectively. The Company recognized net gains of $1.5 million and $3.6 million related to its equity method investments for the six months ended June 30, 2019 and 2018, respectively. The Company’s share of the net gains or losses is reflected in “Gains (losses) on equity method investments” in the Company’s unaudited condensed consolidated statements of operations.

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

Effective January 1, 2018, these investments are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. The carrying value of these investments was $0.3 million and $0.2 million as of June 30, 2019 and December 31, 2018, respectively, and they are included in “Investments” in the Company’s unaudited condensed statements of financial condition. The Company did not recognize any gains, losses, or impairments relating to investments carried under the measurement alternative for the three and six months ended June 30, 2019.

In addition, the Company owns membership shares, which are included in “Other Assets” in the Company’s unaudited condensed consolidated statements of financial condition as of June 30, 2019 and December 31, 2018. Prior to January 1, 2018, these shares were accounted for using the cost method in accordance with U.S. GAAP guidance, Investments—Other. Effective January 1, 2018, these shares are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. The Company did not recognize any unrealized gains to reflect observable transactions for these shares during the three months ended June 30, 2019 and 2018. The Company recognized $20.4 million and $20.6 million unrealized gains to reflect observable transactions for these shares during the six months ended June 30, 2019 and 2018, respectively. The unrealized gains are reflected in “Other Income” in the Company’s unaudited condensed consolidated statements of operations.

Investments in VIEs

Certain of the Company’s equity method investments are considered VIEs, as defined under the accounting guidance for consolidation. The Company is not considered the primary beneficiary of and therefore does not consolidate these VIEs. The Company’s involvement with such entities is in the form of direct equity interests and related agreements. The Company’s maximum exposure to loss with respect to the VIEs is its investment in such entities as well as a credit facility and a subordinated loan.

The following table sets forth the Company’s investment in its unconsolidated VIEs and the maximum exposure to loss with respect to such entities (in thousands).

	June 30, 2019		December 31, 2018
		Maximum		Maximum
		Exposure to		Exposure to
	Investment	Loss	Investment	Loss
Variable interest entities[1]	$4,557	$5,537	$3,899	$4,879

[1]

The Company has entered into a subordinated loan agreement with Aqua, whereby the Company agreed to lend the principal sum of $980.0 thousand. The Company’s maximum exposure to loss with respect to its unconsolidated VIEs includes the sum of its equity investments in its unconsolidated VIEs and the $980.0 thousand subordinated loan to Aqua.

Consolidated VIE

The Company is invested in a limited liability company that is focused on developing a proprietary trading technology. The limited liability company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company, through GFI, was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $4.8 million and $4.9 million as of June 30, 2019 and December 31, 2018, respectively, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $0.8 million and $0.6 million as of June 30, 2019 and December 31, 2018, respectively. The

Company’s exposure to economic loss on this VIE was $2.0 million and $2.1 million as of June 30, 2019 and December 31, 2018, respectively.

15.	Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Computer and communications equipment	$150,913	$140,451
Software, including software development costs	223,302	194,470
Leasehold improvements and other fixed assets	146,707	127,349
	520,922	462,270
Less: accumulated depreciation and amortization	(341,598)	(305,101)
Fixed assets, net	$179,324	$157,169

Depreciation expense was $5.3 million and $5.4 million for the three months ended June 30, 2019 and 2018, respectively. Depreciation expense was $10.3 million and $9.9 million for the six months ended June 30, 2019 and 2018, respectively.  Depreciation is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

The Company has $10.1 million of asset retirement obligations related to certain of its leasehold improvements. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit adjusted risk-free interest rate in effect when the liability was initially recognized.

For the three months ended June 30, 2019 and 2018, software development costs totaling $11.4 million and $8.1 million, respectively, were capitalized. Amortization of software development costs totaled $6.9 million and $4.6 million for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, software development costs totaling $18.4 million and $18.9 million, respectively, were capitalized. Amortization of software development costs totaled $13.2 million and $10.5 million for the six months ended June 30, 2019 and 2018, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

Impairment charges of $0.6 million and $0.9 million were recorded for the three and six months ended June 30, 2019, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. No impairment charges were recorded for the three months or six months ended June 30, 2018. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.
16.	Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill
Balance at December 31, 2018	$504,646
Acquisitions	55,872
Measurement period adjustments	(535)
Cumulative translation adjustment	301
Balance at June 30, 2019	$560,284

For additional information on Goodwill, See Note 4—“Acquisitions”.

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets.

Other intangible assets consisted of the following (in thousands, except weighted-average remaining life):

	June 30, 2019
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$243,047	$48,073	$194,974	11.7
Technology	24,023	14,895	9,128	2.7
Noncompete agreements	29,937	24,813	5,124	2.5
Patents	9,303	9,025	278	2.5
All other	11,614	6,020	5,594	7.6
Total definite life intangible assets	317,924	102,826	215,098	11.0
Indefinite life intangible assets:
Trade names	87,724	—	87,724	N/A
Licenses	7,929	—	7,929	N/A
Total indefinite life intangible assets	95,653	—	95,653	N/A
Total	$413,577	$102,826	$310,751	11.0

	December 31, 2018
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$225,094	$40,088	$185,006	11.9
Technology	24,023	13,754	10,269	3.0
Noncompete agreements	30,131	22,131	8,000	2.4
Patents	9,635	9,222	413	2.5
All other	9,330	3,172	6,158	7.9
Total definite life intangible assets	298,213	88,367	209,846	11.0
Indefinite life intangible assets:
Trade names	81,004	—	81,004	N/A
Licenses	7,929	—	7,929	N/A
Total indefinite life intangible assets	88,933	—	88,933	N/A
Total	$387,146	$88,367	$298,779	11.0

Intangible amortization expense was $7.8 million and $6.3 million for the three months ended June 30, 2019 and 2018, respectively. Intangible amortization expense was $15.0 million and $13.5 million for the six months ended June 30, 2019 and 2018, respectively.  Intangible amortization is included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations. There was no impairment charge for the Company’s indefinite life intangibles for the six months ended June 30, 2019 and 2018.

The estimated future amortization expense of definite life intangible assets as of June 30, 2019 is as follows (in millions):

2019	$14.7
2020	23.5
2021	22.3
2022	19.3
2023	18.7
2024 and thereafter	116.6
Total	$215.1

17.	Notes Payable, Other and Short-Term Borrowings

Notes payable, other and short-term borrowings consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Unsecured senior revolving credit agreement	$278,680	$—
8.375% Senior Notes	—	—
5.125% Senior Notes	298,251	297,821
5.375% Senior Notes	—	—
5.375% Senior Notes due 2023	444,832	444,696
Collateralized borrowings	40,458	21,031
Total Notes payable and other borrowings	1,062,221	763,548
Short-term borrowings	5,219	5,162
Total Notes payable, other and short-term borrowings	$1,067,440	$768,710

Unsecured Senior Revolving Credit Agreement

On September 8, 2017, the Company entered into a committed unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders.  The revolving credit agreement provided for revolving loans of up to $400.0 million. The maturity date of the facility was September 8, 2019. On November 22, 2017, the Company and Newmark entered into an amendment to the unsecured senior revolving credit agreement. Pursuant to the amendment, the then-outstanding borrowings of the Company under the revolving credit facility were converted into a term loan. There was no change in the maturity date or interest rate. Effective December 13, 2017, Newmark assumed the obligations of the Company as borrower under the converted term loan. The Company remained a borrower under, and retained access to, the revolving credit facility for any future draws, subject to availability which increased as Newmark repaid the converted term loan. During the year ended December 31, 2018, Newmark repaid the outstanding balance of the converted term loan. During the year ended December 31, 2018, the Company borrowed $195.0 million under the committed unsecured senior revolving credit agreement and repaid the $195.0 million during the year. Therefore, there were no borrowings outstanding as of December 31, 2018. The Company recorded interest expense of $12 thousand for the three and six months ended June 30, 2018 on the committed unsecured senior revolving credit agreement. The Company did not record any interest expense related to the committed unsecured senior revolving credit agreement for the three or six months ended June 30, 2019.

On November 28, 2018, the Company entered into a new revolving credit facility which replaced the existing committed unsecured senior revolving credit agreement. The maturity date of the new revolving credit agreement is November 28, 2020 and the maximum revolving loan balance has been reduced from $400.0 million to $350.0 million. Borrowings under this agreement bore interest at either LIBOR or a defined base rate plus additional margin. As of June 30, 2019 there was $278.7 million of borrowings outstanding, net of deferred financing costs of $1.3 million, under the new unsecured revolving credit agreement. The average interest rate on the outstanding borrowings was 4.46% and 4.48% for the three and six months ended June 30, 2019, respectively. As of December 31, 2018, there were no borrowings outstanding under the new unsecured senior revolving credit agreement. The Company recorded interest expense related to the unsecured senior revolving credit agreement of $3.2 million and $5.2 million for the three and six months ended June 30, 2019, respectively. The Company recorded no interest expense related to the unsecured senior revolving credit agreement for the three and six months ended June 30, 2018.

Senior Notes

The Company’s Senior Notes are recorded at amortized cost. The carrying amounts and estimated fair values of the Company’s Senior Notes were as follows (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.125% Senior Notes	$—	$—	$—	$—
5.375% Senior Notes	—	—	—	—
8.375% Senior Notes	—	—	—	—
5.125% Senior Notes	298,251	308,640	297,821	304,890
5.375% Senior Notes due 2023	444,832	467,730	444,696	451,305
Total	$743,083	$776,370	$742,517	$756,195

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

The initial carrying value of the 8.125% Senior Notes was $108.7 million, net of debt issuance costs of $3.8 million. The issuance costs were amortized as interest cost, and the carrying value of the 8.125% Senior Notes accreted to the face amount over the term of the 8.125% Senior Notes. On December 13, 2017, Newmark assumed the obligations of the Company under the 8.125% Senior Notes. During the year ended December 31, 2018, Newmark repaid the Company in full for the 8.125% Senior Notes, in which the Company subsequently repaid the 8.125% Senior Notes on September 5, 2018. The Company did not record any interest expense related to the 8.125% Senior Notes for the three and six months ended June 30, 2019 and 2018, as Newmark assumed this obligation in 2017.

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

The initial carrying value of the 5.375% Senior Notes was $295.1 million, net of the discount and debt issuance costs of $4.9 million. The issuance costs were amortized as interest cost, and the carrying value of the 5.375% Senior Notes accreted to the face amount over the term of the notes. As of December 13, 2017, Newmark assumed the obligation of the Company under the 5.375% Senior Notes. During the year ended December 31, 2018, Newmark repaid the Company in full for the 5.375% Senior Notes, in which the Company redeemed the 5.375% Senior Notes. The Company did not record any interest expense related to the 5.375% Senior Notes for the three and six months ended June 30, 2019 and 2018, as Newmark assumed this obligation in 2017.

8.375% Senior Notes

As part of the GFI acquisition, the Company assumed $240.0 million in aggregate principal amount of 8.375% Senior Notes due July 2018. Interest on these notes was payable, semi-annually in arrears on the 19th of January and July. On July 19, 2018, the Company repaid the $240.0 million principal amount of its 8.375% Senior Notes upon their maturity. The Company did not record any interest expense for the three and six months ended June 30, 2019. The Company recorded interest expense related to the 8.375% Senior Notes of $5.0 million and $10.0 million for the three and six months ended June 30, 2018, respectively.

5.125% Senior Notes

On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes due 2021. The 5.125% Senior Notes are general senior unsecured obligations of the Company. These Senior Notes bear interest at a rate of 5.125% per year, payable in cash on May 27 and November 27 of each year, commencing November 27, 2016. The 5.125% Senior Notes will mature on May 27, 2021. The Company may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date.

The initial carrying value of the 5.125% Senior Notes was $295.8 million, net of the discount and debt issuance costs of $4.2 million. The issuance costs are amortized as interest expense and the carrying value of the 5.125% Senior Notes will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 5.125% Senior Notes of $4.1 million for both the three months ended June 30, 2019 and 2018. The Company recorded interest expense related to the 5.125% Senior Notes of $8.1 million for both the six months ended June 30, 2019 and 2018.

5.375% Senior Notes due 2023

On July 24, 2018, the Company issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes due 2023. The 5.375% Senior Notes due 2023 are general senior unsecured obligations of the Company. These 5.375% Senior Notes due 2023 bear interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The 5.375% Senior Notes due 2023 will mature on July 24, 2023. The Company may redeem some or all of the 5.375% Senior Notes due 2023 at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 5.375% Senior Notes due 2023). If a “Change of Control Triggering Event” (as defined in the indenture related to the 5.375% Senior Notes due 2023) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes due 2023 was $444.2 million, net of the discount and debt issuance costs of $5.8 million. The issuance costs are amortized as interest expense and the carrying value of the 5.375% Senior Notes due 2023 will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 5.375% Senior Notes due 2023 of $6.5 million and $12.8 million for the three and six months ended June 30, 2019, respectively. The Company did not record any interest expense related to the 5.375% Senior Notes due 2023 for the three and six months ended June 30, 2018.

Collateralized Borrowings

On March 13, 2015, the Company entered into a secured loan arrangement of $28.2 million under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.70% per year and matured on March 13, 2019, therefore there were no borrowings outstanding as of June 30, 2019. As of December 31, 2018 the Company had $1.8 million outstanding related to this secured loan agreement. The value of the fixed assets pledged as of December 31, 2018 was $0.1 million. The Company did not record any interest expense related to this secured loan agreement for the three months ended June 30, 2019. The Company recorded interest expense related to this secured loan arrangement of $0.1 million for the three months ended June 30, 2018. The Company recorded interest expense related to this secured loan arrangement of $30 thousand and $0.2 million for the six months ended June 30, 2019 and 2018, respectively.

On May 31, 2017, the Company entered into a secured loan arrangement of $29.9 million under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.44% per year and matures on May 31, 2021. As of June 30, 2019 and December 31 2018, the Company had $15.5 million and $19.2 million, respectively, outstanding related to this secured loan arrangement. The value of the fixed assets pledged as of June 30, 2019 was $4.0 million. The Company recorded interest expense related to this secured loan arrangement of $0.1 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively. The Company recorded interest expense related to this secured loan arrangement of $0.3 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively.

On April 8, 2019, the Company entered into a secured loan arrangement of $15.0 million, under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.77% and matures on April 8, 2023.  As of June 30, 2019, the Company had $15.0 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of June 30, 2019 was $11.9 million. The Company recorded interest expense related to this secured loan arrangement of $0.1 million for both the three and six months ended June 30, 2019.

On April 19, 2019, the Company entered into a secured loan arrangement of $10.0 million, under which it pledged certain fixed assets as security for a loan.  This arrangement incurs interest at a fixed rate of 3.89% and matures on April 19, 2023.  As of June 30, 2019, the Company had $10.0 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of June 30, 2019 was $7.4 million. The Company recorded interest expense related to this secured loan arrangement of $0.1 million for both the three and six months ended June 30, 2019.

Short-term Borrowings

On August 22, 2017, the Company entered into a committed unsecured loan agreement with Itau Unibanco S.A. The credit agreement provides for short term loans of up to $5.2 million (BRL 20.0 million).  The maturity date of the agreement is August 20, 2019. Borrowings under this facility bear interest at the Brazilian Interbank offering rate plus 3.30%. As of June 30, 2019, there were $5.2 million (BRL 20.0 million) of borrowings outstanding under the facility. As of June 30, 2019, the interest rate was 9.8%. The Company recorded interest expense related to the loan of $0.2 million for both the three months ended June 30, 2019 and 2018. The Company recorded interest expense related to the loan of $0.3 million for both the six months ended June 30, 2019 and 2018.

On August 23, 2017, the Company entered into a committed unsecured credit agreement with Itau Unibanco S.A. The credit agreement provides for an intra-day overdraft credit line up to $13.0 million (BRL 50.0 million).  The maturity date of the agreement is September 14, 2019. This facility bears a fee of 1.00% per year. As of June 30, 2019 and December 31, 2018, there were no borrowings outstanding under this facility. The Company recorded bank fees related to the agreement of $33 thousand and $34 thousand for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded bank fees of $66 thousand and $73 thousand, respectively.

18.	Compensation

The Company’s compensation committee may grant various equity-based and partnership awards, including RSUs, restricted stock, stock options, LPUs and exchange rights for shares of the Company’s Class A common stock upon exchange of LPUs. Upon vesting of RSUs, issuance of restricted stock, exercise of employee stock options and exchange of LPUs, the Company generally issues new shares of the Company’s Class A common stock.

On June 22, 2016, at the annual meeting of stockholders of the Company, the stockholders approved the Seventh Amended and Restated Long Term Incentive Plan to increase from 350 million to 400 million the aggregate number of shares of Class A common stock of the Company that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. As of June 30, 2019, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 148.1 million shares. On

June 6, 2017, at the Annual Meeting of Stockholders of the Company, the Company’s stockholders approved the Company’s Second Amended and Restated Incentive Bonus Compensation Plan to approve the material terms of the performance goals under the Incentive Plan for compliance with Section 162(m) of the Internal Revenue Code of 1986, as amended, including an amendment to those performance goals in order to broaden the stock price performance goal to include dividends and/or total stockholder return.

Limited Partnership Units

A summary of the activity associated with LPUs awarded to BGC employees is as follows:

	BGC Units	Newmark Units
Balance at December 31, 2018	79,729,188	22,113,105
Granted	26,056,782	596,262
Redeemed/exchanged units	(7,780,170)	(422,148)
Forfeited units/other	(4,012,903)	(7,104,167)
Balance at June 30, 2019	93,992,897	15,183,052

During the three months ended June 30, 2019, the Company granted exchangeability on a de minimis amount of LPUs in BGC and Newmark Holdings. During the six months ended June 30, 2019, the Company granted exchangeability on 0.3 million and 0.1 million LPUs in BGC Holdings and Newmark Holdings, respectively. During the three months ended June 30, 2018, the Company granted exchangeability on 3.0 million and 1.4 million LPUs in BGC Holdings and Newmark Holdings, respectively. During the six months ended June 30, 2018, the Company granted exchangeability on 6.2 million and 2.9 million LPUs in BGC Holdings and Newmark Holdings, respectively. The Company incurred non-cash compensation expense related to LPUs of $11.2 million and $16.1 million for the three and six months ended June 30, 2019, respectively. The Company incurred non-cash compensation expense related to LPUs of $36.5 million and $71.0 million for the three and six months ended June 30, 2018, respectively. This expense is included within “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the Company’s unaudited condensed consolidated statements of operations.

In addition, during the three months ended June 30, 2019, the Company redeemed 5.1 million and 0.2 million units in BGC Holdings and Newmark Holdings, respectively, and in turn directly issued employees an equivalent amount of BGC or Newmark shares. During the six months ended June 30, 2019, the Company redeemed 5.3 million and 0.3 million units in BGC Holdings and Newmark Holdings, respectively, and in turn directly issued employees an equivalent amount of BGC or Newmark shares. During the three and six months ended June 30, 2019, the Company incurred expenses of $25.0 million and $26.1 million, respectively, relating to this activity. During the three and six months ended June 30, 2018, the Company did not redeem and in turn, did not issue an equivalent amount of BGC or Newmark shares to any employee. This expense is included within “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the Company’s unaudited condensed consolidated statements of operations.

As of June 30, 2019 and December 31, 2018, the number of share-equivalent LPUs exchangeable into shares of BGC Class A common stock at the discretion of the unit holder was 2.7 million and 3.9 million, respectively.

As of June 30, 2019, the notional value of the BGC LPUs with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses, was $10.0 million. The number of outstanding LPUs with a post-termination pay-out represent 0.3 million LPUs in BGC Holdings of which approximately 66 thousand units in BGC Holdings were unvested. As of June 30, 2019, the aggregate estimated fair value of these LPUs was approximately $5.0 million. As of June 30, 2019, the notional value of the Newmark LPUs with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses, was $1.0 million. The number of outstanding LPUs with a post-termination pay-out represent 127 thousand LPUs in Newmark Holdings, of which approximately 76 thousand units in Newmark Holdings were unvested. As of June 30, 2019, the aggregate estimated fair value of these LPUs was $0.1 million.

As of December 31, 2018, the notional value of the BGC LPUs with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses, was $10.0 million. As of December 31, 2018, the aggregate estimated fair value of these LPUs was $4.8 million. The number of outstanding LPUs with a post-termination pay-out as of December 31, 2018 was 0.3 million, of which 0.1 million were unvested. As of December 31, 2018, the number of outstanding LPUs with a post-termination pay-out represent 0.3 million and 0.2 million of LPUs in BGC Holdings and Newmark Holdings, respectively, of which approximately 68 thousand and 31 thousand units in BGC Holdings and Newmark Holdings, respectively, were unvested. The liability for LPUs with a post-termination payout held by executives and non-executive employees is included in “Accrued compensation” on the Company’s unaudited condensed consolidated statements of financial condition.

Certain of the LPUs with a post-termination pay-out have been granted in connection with the Company’s acquisitions. As of June 30, 2019 and December 31, 2018, the aggregate estimated fair value of these acquisition-related LPUs was $3.7 million and $3.6 million, respectively. The liability for such acquisition-related LPUs is included in “Accounts payable, accrued and other liabilities” on the Company’s unaudited condensed consolidated statements of financial condition.

Compensation expense related to LPUs with a post-termination pay-out amount or a stated vesting schedule is recognized over the stated service period. These units generally vest between three and five years from the date of grant. The Company recognized compensation expense (benefit) related to these LPUs of a de minimis amount and $(0.8) million for the three months ended June 30, 2019 and 2018, respectively. The Company recognized compensation expense (benefit) related to these LPUs of $(0.5) million and $(0.6) million for the six months ended June 30, 2019 and 2018, respectively. This expense is included in “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

Certain LPUs generally receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. The allocation of income to LPUs and FPUs was $4.8 million and $8.1 million for the three months ended June 30, 2019 and 2018, respectively. The allocation of income to LPUs and FPUs was $9.3 million and $11.9 million for the six months ended June 30, 2019 and 2018, respectively. This expense is included within “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the Company’s unaudited condensed consolidated statements of operations.

Restricted Stock Units

A summary of the activity associated with RSUs held by BGC employees is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2018	928,713	$10.83	1.75
Granted	3,401,740	4.66
Delivered units	(349,982)	10.30
Forfeited units	(103,298)	6.94
Balance at June 30, 2019	3,877,173	$5.57	2.93

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

During the three months ended June 30, 2019 and 2018, the Company granted 3.3 million and 330 thousand, respectively, of RSUs with aggregate estimated grant date fair values of $15.1 million and $4.1 million, respectively, to employees and directors. During the six months ended June 30, 2019 and 2018, the Company granted 3.4 million and 378 thousand, respectively, of RSUs with aggregate estimated grant date fair values of $15.9 million and $4.7 million, respectively, to employees and directors. These RSUs were awarded in lieu of cash compensation for salaries, commissions, fees, and/or discretionary or guaranteed bonuses. RSUs granted to these individuals generally vest over a two to four year period.

For RSUs that vested during the three months ended June 30, 2019 and 2018, the Company withheld shares valued at $32 thousand and $0.1 million, respectively, to pay taxes due at the time of vesting. For RSUs that vested during the six months ended June 30, 2019 and 2018, the Company withheld shares valued at $0.5 million and $1.4 million, respectively, to pay taxes due at the time of vesting.

As of June 30, 2019 and December 31, 2018, the aggregate estimated grant date fair value of outstanding RSUs was $21.6 million and $10.1 million, respectively.

Compensation expense related to RSUs was $2.7 million and $3.7 million, respectively, for the three and six months ended June 30, 2019, respectively. As of June 30, 2019, there was $18.9 million of total unrecognized compensation expense related to unvested RSUs. For the three and six months ended June 30, 2018, compensation expense related to RSUs was $1.4 million and $2.5 million, respectively.

Restricted Stock

The Company has granted restricted shares under its Equity Plan. Such restricted shares are generally saleable by partners in five to ten years. Partners who agree to extend the length of their employment agreements and/or other contractual modifications sought by the Company are expected to be able to sell their restricted shares over a shorter time period. Transferability of the shares of restricted stock is not subject to continued employment or service with the Company or any affiliate or subsidiary of the Company; however, transferability is subject to compliance with BGC Partners’ and its affiliates’ customary noncompete obligations. During the six months ended June 30, 2019, no BGC shares were forfeited in connection with this clause. During the six months ended June 30, 2018, 0.1 million BGC shares were forfeited in connection with this clause. During both the six months ended June 30, 2019 and 2018, the Company released the restrictions with respect to 1.1 million of such BGC shares, respectively. As of June 30, 2019, there were 6.6 million of such restricted BGC shares outstanding.

Deferred Compensation

The Company maintains a deferred cash award program, which provides for the grant of deferred cash incentive compensation to eligible employees. The Company may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period. The total compensation expense recognized in relation to the deferred cash compensation awards was $0.6 million and $1.0 million for the three months ended June 30, 2019 and 2018, respectively. The total compensation expense recognized in relation to the deferred cash compensation awards was $0.6 million and $2.3 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, the total liability for the deferred cash compensation awards was $4.4 million, which is included in “Accrued compensation” on the Company’s unaudited condensed consolidated statements of financial condition. Total unrecognized compensation cost related to deferred cash compensation, prior to the consideration of forfeitures, was $5.9 million and is expected to be recognized over a weighted-average period of 2.18 years.
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

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacted, that are used in lieu of margin and deposits with those clearing organizations. As of June 30, 2019 and December 31, 2018, the Company was contingently liable for $2.1 million and $1.0 million, respectively, under these letters of credit.

Risk and Uncertainties

The Company generates revenues by providing financial intermediary, securities trading and brokerage activities to institutional customers and by executing and, in some cases, clearing transactions for institutional counterparties. Revenues for these services are transaction-based. As a result, revenues could vary based on the transaction volume of global financial markets. Additionally, financing is sensitive to interest rate fluctuations, which could have an impact on the Company’s overall profitability.

Insurance

The Company is self-insured for health care claims, up to a stop-loss amount for eligible participating employees and qualified dependents in the United States, subject to deductibles and limitations. The Company’s liability for claims incurred but not reported is determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $1.8 million in health care claims as of June 30, 2019. The Company does not expect health care claims to have a material impact on its financial condition, results of operations or cash flows.

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

Indemnifications

In connection with the sale of eSpeed, the Company has indemnified Nasdaq for amounts over a defined threshold against damages arising from breaches of representations, warranties and covenants. In addition, in connection with the acquisition of GFI, the Company has indemnified the directors and officers of GFI. As of June 30, 2019, no contingent liability has been recorded in the Company’s unaudited condensed consolidated statements of financial condition for these indemnifications, as the potential for being required to make payments under these indemnifications is remote.
20.	Income Taxes

The Company’s unaudited condensed consolidated financial statements include U.S. federal, state and local income taxes on the Company’s allocable share of the U.S. results of operations, as well as taxes payable to jurisdictions outside the U.S. In addition, certain of the Company’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax in New York City. Therefore, the tax liability or benefit related to the partnership income or loss, except for UBT, rests with the partners (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for discussion of partnership interests), rather than the partnership entity.

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

As of June 30, 2019 and December 31, 2018, the Company’s unrecognized tax benefits, excluding related interest and penalties, were $12.8 and $10.3 million, respectively, all of which, if recognized, would affect the effective tax rate. The Company is currently open to examination by tax authorities in U.S. federal, state and local jurisdictions and certain non-U.S. jurisdictions for tax years beginning 2008, 2009 and 2012, respectively. The Company is currently under examination by tax authorities in the U.S. federal and certain state and local jurisdictions. The Company does not believe that the amounts of unrecognized tax benefits will materially change over the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits in “Provision for income taxes” in the Company’s unaudited condensed consolidated statements of operations. As of June 30, 2019 and December 31, 2018 the Company accrued $4.0 million and $3.3 million, respectively, for income tax-related interest and penalties.

21.	Regulatory Requirements

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or Futures Commissions Merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of June 30, 2019, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain European subsidiaries of the Company are regulated by the Financial Conduct Authority and must maintain financial resources (as defined by the FCA) in excess of the total financial resources requirement of the FCA. As of June 30, 2019, the European subsidiaries had financial resources in excess of their requirements.

Certain other subsidiaries of the Company are subject to regulatory and other requirements of the jurisdictions in which they operate.

In addition, the Company’s Swap Execution Facilities, BGC Derivative Markets and GFI Swaps Exchange, are required to maintain financial resources to cover operating costs for at least one year, keeping at least enough cash or highly liquid securities to cover six months’ operating costs.

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of June 30, 2019, the Company’s regulated subsidiaries held $577.6 million of net assets. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $376.8 million.
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

Geographic Information

The Company offers products and services in the U.S., U.K., Asia (including Australia), Other Europe, the Middle East and Africa region, France, and Other Americas. Geographic information regarding revenues is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
United States	$145,571	$137,454	$291,991	$285,114
United Kingdom	222,473	204,563	454,253	427,677
Asia	92,297	69,661	173,864	138,272
Other Europe/MEA	54,349	43,613	104,192	93,633
France	21,130	20,940	42,619	42,370
Other Americas	15,367	14,812	29,019	28,751
Total revenues	$551,187	$491,043	$1,095,938	$1,015,817

Information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; ROU assets, net; certain other investments; goodwill; other intangible assets, net of accumulated amortization; and rent and other deposits) in the geographic areas is as follows (in thousands):

	June 30,	December 31,
	2019	2018
Long-lived assets:
United States	$797,075	$719,914
United Kingdom	554,508	367,681
Asia	99,480	57,626
Other Europe/MEA	26,997	23,917
France	16,663	12,294
Other Americas	20,317	18,637
Total long-lived assets	$1,515,040	$1,200,069

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

Product information regarding revenues is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rates	$152,959	$141,400	$308,570	$298,967
Credit	78,166	75,526	163,893	157,576
Foreign exchange	101,899	102,307	203,457	204,562
Energy and commodities	73,430	56,277	143,295	116,426
Equities, insurance, and other asset classes	104,947	87,965	205,936	185,719
Total brokerage revenues	$511,401	$463,475	$1,025,151	$963,250
All other revenue	39,786	27,568	70,787	52,567
Total revenues	$551,187	$491,043	$1,095,938	$1,015,817

23.	Revenue from Contracts with Customers

The following table presents the Company’s total revenues separated between revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue from contracts with customers:
Commissions	$420,969	$378,487	$850,489	$786,344
Data, software, and post-trade	18,741	15,370	36,651	30,469
Fees from related parties	7,221	5,934	13,016	12,233
Other revenues	2,316	—	5,091	—
Total revenue from contracts with customers	449,247	399,791	905,247	829,046
Other sources of revenue:
Principal transactions	90,432	84,988	174,662	176,906
Interest income	7,813	4,940	11,478	7,615
Other revenues	3,695	1,324	4,551	2,250
Total revenues	$551,187	$491,043	$1,095,938	$1,015,817

As discussed in Note 1 – “Organization and Basis of Presentation”, the Company adopted the new revenue recognition standard, as codified within ASC Topic 606, as of January 1, 2018. There was no significant impact to the Company’s unaudited condensed consolidated financial statements for the periods presented as a result of applying the new revenue recognition standard.

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

The Company had receivables related to revenues from contracts with customers of $610.3 million and $516.1 million at June 30, 2019 and December 31, 2018, respectively. The Company had no impairments related to these receivables during the three and six months ended June 30, 2019 and 2018.

The Company’s deferred revenue primarily relates to customers paying advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at June 30, 2019 and December 31, 2018 was $15.4 million and $12.8 million, respectively. During the three months ended June 30, 2019 and 2018, the Company recognized revenue of $7.0 million and $7.2 million, respectively that was recorded as deferred revenue at the beginning of the period.  During the six months ended June 30, 2019 and 2018, the Company recognized revenue of $8.1 million and $14.7 million, respectively that was recorded as deferred revenue at the beginning of the period.

Contract Costs

The Company capitalizes costs to fulfill contracts associated with different lines of its business where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.

At June 30, 2019, there were $2.2 million of capitalized costs recorded to fulfill a contract. At December 31, 2018, there were no capitalized costs recorded to fulfill a contract.

24.	Leases

The Company, acting as a lessee, has operating leases primarily relating to office space, data centers and office equipment. The leases have remaining lease terms of 0.1 year to 20.1 years, some of which include options to extend the leases in 1 to 10 year increments for up to 10 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement is recognized as incurred. All leases were classified as operating leases as of June 30, 2019.

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

As of June 30, 2019 the Company does not have any leases that have not yet commenced but that create significant rights and obligations.

Supplemental information related to the Company’s operating leases is as follows (in thousands):

	Classification in Unaudited Condensed Consolidated Statements of Financial Condition	As of June 30, 2019
Assets
Operating lease right-of-use assets	Other assets	$176,087
Liabilities
Operating lease liabilities	Accounts payable, accrued and other liabilities	$193,055

As of June 30, 2019
Weighted-average remaining lease term
Operating leases (years)	7.7
Weighted-average discount rate
Operating leases	5.8%

The components of lease expense are as follows (in thousands):

	Classification in Unaudited Condensed Consolidated Statements of Operations	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	Occupancy and equipment	$11,903	$24,137

Short-term lease expense is not material.

The following table shows the Company’s maturity analysis of its operating lease liabilities as of June 30, 2019 (in thousands):

2019	$18,862
2020	30,397
2021	23,238
2022	26,477
2023	22,389
Thereafter	139,376
Total	$260,739
Interest	(67,684)
Total	$193,055

The following table shows cash flow information related to lease liabilities (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for obligations included in the measurement of lease liabilities	$11,132	$22,904

Under the prior lease guidance, undiscounted minimum lease payments as of December 31, 2018 were as follows (in thousands):

2019	$40,254
2020	25,510
2021	24,548
2022	28,053
2023	26,346
Thereafter	152,884
Total	$297,595

25.	Discontinued Operations

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

The Company has determined that the Spin-Off of Newmark met the criteria for reporting the financial results of Newmark as discontinued operations within BGC’s consolidated results for all periods through the November 30, 2018 Spin-Off date. Newmark’s results are presented in “Consolidated net income (loss) from discontinued operations, net of tax” and the related noncontrolling interest in Newmark and its subsidiaries is presented in “Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2018.

The following table provides the components of consolidated net income (loss) from discontinued operations, net of tax and net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenues:
Commissions	$279,833	$540,575
Gains from mortgage banking activities/originations, net	41,878	80,792
Real estate management and other services	107,121	203,999
Servicing fees	32,333	61,259
Fees from related parties	337	628
Interest income	7,426	13,499
Other revenues	105	153
Total revenues	469,033	900,905
Expenses:
Compensation and employee benefits	268,461	532,661
Equity-based compensation and allocations of net income to limited partnership units and FPUs	64,262	82,869
Total compensation and employee benefits	332,723	615,530
Occupancy and equipment	18,063	35,700
Fees to related parties	4,005	7,718
Professional and consulting fees	6,917	15,090
Communications	3,414	6,865
Selling and promotion	15,045	28,669
Commissions and floor brokerage	278	458
Interest expense	17,413	35,183
Other expenses	51,759	103,012
Total expenses	449,617	848,225
Other income (losses), net:
Gains (losses) on equity method investments	1,843	5,020
Other income (loss)	(2,291)	240
Total other income (losses), net	(448)	5,260
Income (loss) from operations before income taxes	18,968	57,940
Provision (benefit) for income taxes	1,337	15,550
Consolidated net income (loss) from discontinued operations, net of tax	17,631	42,390
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries	2,429	12,412
Net income (loss) from discontinued operations available to common stockholders	$15,202	$29,978

Total net cash provided by operating activities from discontinued operations was $123.1 million for the six months ended June 30, 2018. Total net cash provided by investing activities from discontinued operations was $16.7 million for the six months ended June 30, 2018.

During the three months ended June 30, 2018, exchangeability was granted on 5.0 million and 2.2 million LPUs in BGC Holdings and Newmark Holdings, respectively, held by Newmark employees, for which Newmark incurred compensation expense of $60.3 million. During the six months ended June 30, 2018, exchangeability was granted on 6.7 million and 3.3 million LPUs in BGC Holdings and Newmark Holdings, respectively, held by Newmark employees, for which Newmark incurred compensation expense of $82.1 million.   This expense was recorded as part of “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the table above, and are included in “Consolidated net income (loss) from discontinued operations, net of tax” in the Company’s unaudited condensed consolidated statements of operations.

Certain LPUs generally receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services provided by the unit holder. Newmark’s allocation of income to Newmark Holdings LPUs held by Newmark employees was $1.6 million and $6.9 million for the three and six months ended June 30, 2018. This expense was recorded as part of “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the table above, and is included in “Consolidated net income (loss) from discontinued operations, net of tax” in the Company’s unaudited condensed consolidated statements of operations.

In connection with the Separation, on December 13, 2017, Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the 2042 Promissory Note in relation to the 8.125% Senior Notes and the 2019 Promissory Note in relation to the 5.375% Senior Notes. Newmark repaid the $112.5 million outstanding principal amount under the 2042 Promissory Note on September 5, 2018, and repaid the $300.0 million outstanding principal amount under the 2019 Promissory Note on November 23, 2018. In addition, as part of the Separation, Newmark assumed the obligations of BGC as borrower under the Term Loan and Converted Term Loan.  Newmark repaid the outstanding balance of the Term Loan as of March 31, 2018, and repaid the outstanding balance of the Converted Term Loan as of November 6, 2018. For the three and six months ended June 30, 2018, $11.0 million and $24.8 million, respectively, of interest expense on the obligations assumed as part of the Separation, were included as part of discontinued operations in the table above.  In addition, on March 19, 2018, the Company borrowed $150.0 million under the BGC Credit Agreement from Cantor, and loaned Newmark $150.0 million under the Intercompany Credit Agreement on the same day. All borrowings outstanding under the Intercompany Credit Agreement were repaid as of November 7, 2018. The interest expense for the three and six months ended June 30, 2018 related to the $150.0 million borrowed under the BGC Credit Agreement was $1.9 million and $2.2 million, respectively, and were allocated to discontinued operations in the table above.

26.	Subsequent Events

Second Quarter 2019 Dividend

On July 24, 2019 the Company’s Board of Directors declared a quarterly cash dividend of $0.14 per share for the second quarter of 2019, payable on August 28, 2019 to BGC Class A and Class B common stockholders of record as of August 14, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of BGC Partners, Inc.’s financial condition and results of operations should be read together with BGC Partners, Inc.’s unaudited condensed consolidated financial statements and notes to those statements, as well as the cautionary statements relating to forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act, included in this report. When used herein, the terms “BGC Partners,” “BGC,” the “Company,” “we,” “us” and “our” refer to BGC Partners, Inc., including consolidated subsidiaries.

This discussion summarizes the significant factors affecting our results of operations and financial condition as of and during the three and six months ended June 30, 2019 and 2018. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW AND BUSINESS ENVIRONMENT

We are a leading global brokerage and financial technology company servicing the global financial markets. Through brands including BGC®, GFI®, Sunrise™, Besso™, Ed Broking, Poten & Partners and R.P. Martin™, among others, our businesses specialize in the brokerage of a broad range of products, including fixed income (rates and credit), foreign exchange, equities, energy and commodities, insurance, and futures. Our businesses also provide a wide variety of services, including trade execution, broker-dealer services, clearing, trade compression, post-trade, information, and other back-office services to a broad assortment of financial and non-financial institutions. Our integrated platform is designed to provide flexibility to customers with regards to price discovery, execution and processing of transactions, and enables them to use Voice, Hybrid, or in many markets, Fully Electronic brokerage services in connection with transactions executed either OTC or through an exchange. Through our electronic brands, including Fenics®, BGC Trader™, CreditMatch, Fenics Market Data™, BGC Market Data™, kACE2, EMBonds, Capitalab®, Swaptioniser, CBID and Lucera®, we offer Fully Electronic brokerage, financial technology solutions, market data, post-trade services and analytics related to financial instruments and markets.

We previously offered Real Estate Services through our publicly traded subsidiary, Newmark Group, Inc. (NASDAQ: NMRK). On November 30, 2018, we completed the Spin-Off of Newmark (see “Newmark IPO, Separation Transaction and Spin-Off” for more information).

BGC, BGC Partners, BGC Trader, GFI, CreditMatch, Fenics, Fenics.com, Sunrise Brokers, Besso, Ed, Poten & Partners, R. P. Martin, kACE2, EMBonds, Capitalab, Swaptioniser, CBID and Lucera are trademarks/service marks, and/or registered trademarks/service marks of BGC Partners, Inc. and/or its affiliates.

Our customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, and investment firms. We have dozens of offices globally in major markets including New York and London, as well as in Bahrain, Beijing, Bogotá, Brisbane, Buenos Aires, Chicago, Copenhagen, Dubai, Dublin, Frankfurt, Geneva, Hong Kong, Houston, Istanbul, Johannesburg, Madrid, Melbourne, Mexico City, Moscow, Nyon, Paris, Rio de Janeiro, Santiago, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tel Aviv, Tokyo, and Toronto.

As of June 30, 2019, we had over 2,800 brokers, salespeople, managers and other front-office personnel across our businesses.

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

Acquisition of Berkeley Point and Investment in Real Estate LP

On September 8, 2017, we and one of our operating partnerships, BGC U.S. OpCo, closed on the Berkeley Point Acquisition pursuant to a transaction agreement, dated as of July 17, 2017, with Cantor and certain of Cantor’s affiliates, including CCRE and Cantor Commercial Real Estate Sponsor, L.P., the general partner of CCRE.

Concurrently with the Berkeley Point Acquisition, on September 8, 2017, we invested $100.0 million in a newly formed commercial real estate related financial and investment business, Real Estate LP, which is controlled and managed by Cantor and is accounted for under the equity method. Real Estate LP may conduct activities in any real estate related business or asset-backed securities-related business or any extensions thereof and ancillary activities thereto.

Separation and Distribution Agreement and Newmark IPO

On December 13, 2017, prior to the closing of the Newmark IPO, BGC, BGC Holdings, BGC U.S. OpCo, Newmark, Newmark Holdings, Newmark OpCo and, solely for the provisions listed therein, Cantor and BGC Global OpCo entered into the Separation and Distribution Agreement. The Separation and Distribution Agreement sets forth the agreements among BGC, Cantor, Newmark and their respective subsidiaries regarding, among other things:

•	the Separation;

•	the proportional distribution of interests in Newmark Holdings to holders of interests in BGC Holdings;
•	the Newmark IPO;
•	the contribution by BGC of its interests in both Berkeley Point and Real Estate LP to Newmark;
•	the assumption and repayment of indebtedness by the BGC Group and the Newmark Group, as further described below; and
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

On December 15, 2017, Newmark announced the pricing of the Newmark IPO of 20 million shares of Newmark’s Class A common stock at a price to the public of $14.00 per share, which was completed on December 19, 2017. Newmark’s Class A shares began trading on December 15, 2017 on the NASDAQ Global Select Market under the symbol “NMRK”. In addition, Newmark granted the underwriters a 30-day option to purchase up to an additional 3 million shares of Newmark’s Class A common stock at the IPO price, less underwriting discounts and commissions. On December 26, 2017, the underwriters of the Newmark IPO exercised in full their overallotment option to purchase an additional 3 million shares of Newmark’s Class A common stock from Newmark at the IPO price, less underwriting discounts and commission.

Assumption and repayment of Indebtedness by BGC Group and Newmark Group

In connection with the Separation, Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the 2042 Promissory Note in relation to the 8.125% Senior Notes and the 2019 Promissory Note in relation to the 5.375% Senior Notes. Newmark repaid the $112.5 million outstanding principal amount under the 2042 Promissory Note on September 5, 2018, and repaid the $300.0 million outstanding principal amount under the 2019 Promissory Note on November 23, 2018. In addition, as part of the Separation, Newmark assumed the obligations of BGC as borrower under the Term Loan and Converted Term Loan. Newmark repaid the outstanding balance of the Term Loan as of March 31, 2018, and repaid the outstanding balance of the Converted Term Loan as of November 6, 2018. In addition, on March 19, 2018, we borrowed $150.0 million under the BGC Credit Agreement from Cantor, and loaned Newmark $150.0 million under the Intercompany Credit Agreement on the same day. All borrowings outstanding under the Intercompany Credit Agreement were repaid as of November 7, 2018. See Note 17—“Notes Payable, Other and Short-Term Borrowings” for more information on our long-term debt.

Spin-Off of Newmark

In connection with the Spin-Off, based on the number of shares of BGC Partners common stock outstanding on the Record Date, BGC Partners’ stockholders as of the Record Date received 0.463895 of a share of Newmark Class A common stock for each share of BGC Partners Class A common stock held as of the Record Date, and 0.463895 of a share of Newmark Class B common stock for each share of BGC Partners Class B common stock held as of the Record Date. No fractional shares of Newmark common stock were distributed in the Spin-Off. Instead, BGC Partners stockholders received cash in lieu of any fraction of a share of Newmark common stock that they otherwise would have received in the Spin-Off.

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

On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, to distribute pro-rata all of the 1,458,931 exchangeable LPUs of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the BGC Holdings Distribution to its limited partners entitled to receive distributions on their BGC Holdings units who were holders as of the Record Date (including Cantor and executive officers of BGC). The Newmark Holdings units distributed to BGC Holdings partners in the BGC Holdings Distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 449,917 Newmark Holdings units received by Cantor also into shares of Newmark Class B common stock, at the current Exchange Ratio of 0.9495 shares of Newmark common stock per Newmark Holdings unit (subject to adjustment).

Following the Spin-Off and the BGC Holdings Distribution, BGC Partners ceased to be a controlling stockholder of Newmark, and BGC Partners and its subsidiaries no longer held any shares of Newmark common stock or other equity interests in Newmark or its subsidiaries. Cantor continues to control Newmark and its subsidiaries following the Spin-Off and the BGC Holdings Distribution.

Acquisition of GFI Group, Inc.

On January 12, 2016, we completed our merger with GFI Group Inc., a leading intermediary and provider of trading technologies and support services to the global OTC and listed markets, via our acquisition of Jersey Partners, Inc., which was GFI's largest stockholder. Refer to “Acquisition of GFI Group, Inc.” under “Overview and Business Environment” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 for further information.

Nasdaq Transaction

On June 28, 2013, we completed the sale of certain assets to Nasdaq, which purchased certain assets and assumed certain liabilities from us and our affiliates, including the eSpeed brand name and various assets comprising the Fully Electronic portion of our benchmark on-the-run U.S. Treasury brokerage, market data and co-location service businesses.  Refer to “Nasdaq Transaction” under “Overview and Business Environment” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 for further information.

For the purposes of this document and subsequent SEC filings, all of our Fully Electronic businesses are referred to as Fenics. The Fenics business includes Fully Electronic brokerage products, as well as offerings in market data, software solutions, and post-trade services across both BGC and GFI. Fenics historical results do not include the results of eSpeed or those of Trayport, either before or after the completed sale to Nasdaq and ICE, respectively. Going forward, we expect Fenics to become an even more valuable part of BGC as it continues to grow.

Fully Electronic Trading (Fenics) and Hybrid Trading

Historically, technology-based product growth has led to higher margins and greater profits over time for exchanges and wholesale financial intermediaries alike, even if overall company revenues remain consistent. This is largely because automated and electronic trading efficiency allows the same number of employees to manage a greater volume of trades as the marginal cost of incremental trading activity falls. Over time, the conversion of exchange-traded and OTC markets to electronic trading has also led, on average, to volumes increasing by enough to offset commission declines, and thus often to similar or higher overall revenues. We have been a pioneer in creating and encouraging Hybrid and Fully Electronic trading, and we continually work with our customers to expand such trading across more asset classes and geographies.

Outside of U.S. Treasuries and spot FX, the banks and broker-dealers that dominate the OTC markets had, until recent years, generally been hesitant in adopting electronically traded products. However, the banks, broker-dealers, and professional trading firms are now much more active in Hybrid and fully electronically traded markets across various OTC products, including credit derivative indices, FX derivatives, non-U.S. sovereign bonds, corporate bonds, and interest rate derivatives. These electronic markets have grown as a percentage of overall industry volumes for the past few years as firms like BGC have invested in the kinds of technology favored by our customers. Regulation in Asia, Europe and the U.S. regarding banking, capital markets, and OTC derivatives has accelerated the adoption of Fully Electronic trading and we expect this to continue. We also believe that new clients, beyond our large bank customer base, will primarily transact electronically across our Fenics platform.

The combination of more market acceptance of Hybrid and Fully Electronic trading and our competitive advantage in terms of technology and experience has contributed to our strong gains in electronically traded products. We continue to invest in Hybrid and Fully Electronic technology broadly across our product categories not only launching existing product pools but also launching new platforms with market leading protocols and functionality, which we believe will be game changing in the sector. Fenics has exhibited strong growth over the past several years, and we believe that this growth has outpaced the financial technology and wholesale brokerage industry as a whole. We expect this trend to accelerate as we convert more of our Voice and Hybrid brokerage into Fully Electronic brokerage across our Fenics platform.

We expect to benefit from the secular trend towards electronic trading, increased demand for market data, and the need for increased automation and post-trade services. We continue to onboard new clients as the opportunities created by electronic and algorithmic trading continue to transform our industry. In order to take advantage of these opportunities, we have invested in several new Fenics services that we have recently rolled out or expect to launch in the near future. These include:

•	New services across our Fenics FX electronic businesses, including our expanded MidFX offering for spot, forwards, options, and non-deliverable forwards;
•	Fenics Global Options - or “Fenics GO”, which is our new electronic trading platform for the arrangement and execution of exchange listed equity futures and options;
•	Growing Lucera, which is a software-defined network offering the trading community direct connectivity to each other;
•

Expanding our Capitalab post-trade business, which offers compression services that are designed to bring greater capital and operational efficiency to the global derivatives markets in interest rate and equity options, interest rate swaps, and non-deliverable forwards;

•	Algorithmic solutions, initially for U.S. treasuries and FX, which will be designed to help our clients trade electronically, across BGC and other platforms; and
•

Our Fenics UST platform, which continued to gain market share during the quarter. Based on Greenwich data, Fenics UST’s share of central limit order book trading of on-the-run U.S. Treasuries has grown from zero to 5.2 percent in June of 2019 compared with a year earlier, in notional terms. Quarter-on-quarter, Fenics UST volumes are up nearly 90 percent.

Collectively, our newer Fenics offerings are not yet fully up to scale, or are not yet generating significant revenues. The net loss relating to investment in these new products and services was approximately $12.9 million and $26.5 million for the three and six months ended June 30, 2019, respectively. In the year earlier periods, the net loss relating to investment in these new products and services was approximately $9.1 million and $18.0 million, respectively. In looking ahead to the full year of 2019, we expect the net loss relating to these investments in Fenics offerings to be approximately $50.0 million, compared to approximately a $32.7 million net loss in the full year of 2018. Over time, we expect the net loss to decline, all else equal, and for these new products and services to become profitable, high-margin businesses as their scale and revenues increase.

As we continue to focus our efforts on converting Voice and Hybrid desks to electronic execution, net revenues in our higher margin Fully Electronic businesses across brokerage, data, software, and post-trade increased 5% to $71.8 million and 8.4% to $148.5 million for the three and six months ended June 30, 2019, respectively, compared to the prior year periods. Going forward, we expect Fenics to become an even more valuable part of BGC as it continues to grow. We continue to analyze how to optimally configure our Voice/Hybrid and Fully Electronic businesses.

We continue to study simplifying BGC’s organizational structure and are considering restructuring our partnership into a corporation. We intend to provide an update on this analysis prior to the end of the year. However, there is no assurance that any such restructuring will occur.

Financial Services Industry

The financial services industry has grown historically due to several factors. One factor was the increasing use of derivatives to manage risk or to take advantage of the anticipated direction of a market by allowing users to protect gains and/or guard against losses in the price of underlying assets without having to buy or sell the underlying assets. Derivatives are often used to mitigate the risks associated with interest rates, equity ownership, changes in the value of foreign currency, credit defaults by corporate and sovereign debtors and changes in the prices of commodity products. Over this same timeframe, demand from financial institutions, financial services intermediaries and large corporations had increased volumes in the wholesale derivatives market, thereby increasing the business opportunity for financial intermediaries.

Another key factor in the historical growth of the financial services industry has been the increase in the number of new financial products. As market participants and their customers strive to mitigate risk, new types of equity and fixed income securities, futures, options and other financial instruments have been developed. Most of these new securities and derivatives were not immediately ready for more liquid and standardized electronic markets, and generally increased the need for trading and required broker-assisted execution.

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

Since mid-2016, the overall financial services industry has benefited from sustained economic growth, a lower unemployment rate, higher consumer spending, the modification or repeal of certain U.S. regulations, and higher investment income. In addition, the secular trend towards digitalization and electronification within the industry has contributed to higher overall volumes and transaction count in Fully Electronic trading. Looking ahead, concerns about Brexit, a slowdown in global growth, and an increase in trade protectionism are tempered by expectations of monetary and fiscal stimulus.

Brexit

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

However, although the U.K. government and the EU negotiated a withdrawal agreement that was approved by the leaders of EU member states, the agreement failed to receive U.K. parliamentary approval. Rather than leaving the EU without an agreement, the U.K. and EU agreed for the U.K. to remain in the EU until October 31, 2019. During this period, the U.K. government will seek to end the Parliamentary impasse which could lead to the acceptance of the existing EU agreement or a new agreement with the EU. If any agreement is struck ahead of the deadline, the U.K. could leave the EU at that point in time (e.g. September 1 rather than October 31, 2019). In absence of an agreement, the U.K. government could try to seek a new extension (which would have to be agreed by the EU), decide not to leave the EU, or opt for what is commonly being called a potential Hard Brexit. In case of the latter, the trade relationship between the U.K. and the EU would be solely based on World Trade Organization terms, thereby hindering current levels of mutual market access.

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

This uncertainty could adversely impact investor confidence which could result in additional market volatility. Historically, elevated volatility has often led to increased volumes in the Financial Services markets in which we broker, which could be beneficial for our businesses. At other times, increased volatility has led to many market participants curtailing trading activity. Furthermore, any future trade deal might lead to a fragmented regulatory environment, which could increase the costs of our operations and loss of existing levels of cross-border market access. In addition, the U.K. vote to leave the E.U. may result in similar referendums or votes in other E.U. countries in which we do business. While we have implemented plans to ensure continuity of service in Europe and continue to have regulated entities and offices in place in many of the major European markets, these and other risks and uncertainties could have a material adverse effect on our customers, counterparties, businesses, prospects, financial condition, and results of operations.

Regulation

Regulators in the U.S. have finalized most of the new rules across a range of financial marketplaces, including OTC derivatives, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act. Many of these rules became effective in prior years, while ongoing phase-ins are anticipated over coming years. We believe that the November 2016 U.S. Presidential election results make it possible that parts of the Dodd-Frank Act rules may be modified or repealed, which could be a net positive for our business and its largest customers. Along these lines, the U.S. Treasury, in a report released in June 2017, called for streamlining of rules and easing regulatory burdens on banks. However, there can be no assurance that these rules will be amended, and we continue to expect the industry to be more heavily regulated than it was prior to the financial crisis of 2008-2009, and we are prepared to operate under a variety of regulatory regimes.

In addition to regulations in the U.S., legislators and regulators in Europe have crafted similar rules; including Markets in Financial Instruments Directive II, which made sweeping changes to market infrastructure, European Market Infrastructure Regulation, which focused specifically on derivatives, and Capital Requirements Directive IV for prudential standards. Over the past years, European policymakers have launched various reviews of post-crisis legislation, leading to legislative updates such as EMIR Regulatory Fitness and Performance and CRD V. Furthermore, they introduced a new prudential regime tailored specifically to investment firms such as our firm – Investment Firm Review. As all these rules will take effect, they will continue to alter the environment in which we operate. We note that various internal and external factors have made the EU more rigid in its approach to non-EU countries which could impact the ease with which the global financial system is connected.

In the fourth quarter of 2019, a new European Commission will take office which will set the legislative agenda for Financial Services for the next five years; increasing the potential for legislative change. Various elements of MIFID II are scheduled for review and a new CRD VI is in the making. We are prepared to respond to the challenges and opportunities this may pose.

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

In November 2018, the CFTC issued a release that would significantly revise CFTC Rule Part 37, which relates to SEFs. The proposed rules would significantly affect the trading of Swaps and the facilities offering swaps trading. The proposed rules would allow for trading through “any means of interstate commerce” rather than the two (central limit order book and request for quote) methods prescribed under the current rules. The proposed rules may also expand the number and type of swaps required to be executed on SEFs. If these rules are passed, the firm’s SEFs will need to make numerous changes to facilitate trading under a new regulatory framework.

Consolidation

In recent years, there has been significant consolidation among the interdealer-brokers and wholesale brokers with which we compete. In addition to our 2015 acquisition of GFI, Tullett Prebon plc and ICAP plc announced in November 2015 an agreement whereby Tullett would purchase the vast majority of ICAP’s global Hybrid/Voice broking, as well as portions of its information businesses. Following the completion of this deal in December 2016, ICAP changed its corporate name to NEX Group plc, and Tullett changed its name to TP ICAP plc. CME Group Inc. announced in March 2018 that it had agreed to acquire NEX and completed the acquisition in November 2018. We expect to continue to compete with the remaining electronic markets, post-trade and information businesses of NEX through the various offerings on our Fenics platform. We will also continue to compete with TP ICAP across various Voice/Hybrid brokerage marketplaces as well as via Fenics. There has also been significant consolidation among smaller non-public wholesale brokers, including our acquisitions of R.P. Martin, Heat Energy Group, Remate Lince and Sunrise Brokers Group. We view the recent consolidation in the industry favorably, as we expect it to provide additional operating leverage to our businesses in the future.

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

Overall Market Volumes and Volatility

Volume is driven by a number of items, including the level of issuance for financial instruments, price volatility of financial instruments, macro-economic conditions, creation and adoption of new products, regulatory environment, and the introduction and adoption of new trading technologies. Historically, increased price volatility has typically increased the demand for hedging instruments, including many of the cash and derivative products that we broker.

Rates volumes in particular are influenced by market volumes and volatility. Historically low and negative interest rates across the globe have significantly reduced the overall trading appetite for rates products. As a result of central bank policies and actions, as well as continued expectations of low inflation rates, many sovereign bonds continue to trade at or close to negative yields, especially in real terms. In addition, also weighing on yields and rates volumes are global central bank quantitative easing programs. The programs depress rates volumes because they entail central banks buying government securities or other securities in the open market — particularly longer-dated instruments — in an effort to promote increased lending and liquidity and bring down long-term interest rates. When central banks hold these instruments, they tend not to trade or hedge, thus lowering rates volumes across cash and derivatives markets industry-wide. Major central banks such as the U.S. Federal Reserve, ECB, Bank of Japan and Swiss National Bank continue to maintain historically low interest rates through quantitative easing programs, keeping key short-term interest rates low, or a combination of both. Even with the Federal Reserve unwind, the overall dollar value of balance sheets of the G-4 (the U.S., Eurozone, Japan, and U.K.) is expected to remain high as a percentage of G-4 GDP over the near term.  Largely as a result of quantitative easing and expectations of continued low inflation, the yield on Germany's 10-year bond was (0.33)% and the yield on Japan's 10-year bond is (0.16)% as of the end of the second quarter of 2019.

Additional factors have weighed down market volumes in the products we broker. For example, the Basel III accord, implemented in late 2010 by the G-20 central banks, is a global regulatory framework on bank capital adequacy, stress testing and market liquidity risk that was developed with the intention of making banks more stable in the wake of the financial crisis by increasing bank liquidity and reducing bank leverage. The accord, which is expected to be fully phased in as of January 1, 2022, has already required most large banks in G-20 nations to hold approximately three times as much Tier 1 capital as was required under the previous set of rules. These capital rules have made it more expensive for banks to hold non-sovereign debt assets on their balance sheets, and as a result, analysts say that banks have reduced their proprietary trading activity in corporate and asset-backed fixed income securities as well as in various other OTC cash and derivative instruments. We believe that this has further reduced overall market exposure and industry volumes in many of the products we broker, particularly in credit.

During the three months ended June 30, 2019, industry volumes were generally mixed year-over-year across equities, fixed income, currencies, and commodities. Below is an expanded discussion of the volume and growth drivers of our various brokerage product categories.

Rates Volumes and Volatility

Our rates business is influenced by a number of factors, including global sovereign issuances, secondary trading and the hedging of these sovereign debt instruments. The amount of global sovereign debt outstanding remains high by historical standards, and the level of secondary trading and related hedging activity moderately increased during the second quarter of 2019. In addition, according to Bloomberg and the Federal Reserve Bank of New York, the average daily volume of various U.S. Treasuries, excluding Treasury bills, among primary dealers was 12% higher in the quarter as compared a year earlier. Additionally, interest rate derivative volumes were down 20%, and up 26% at ICE and the CME Group Inc., respectively, all according to company press releases. In comparison, our revenue from Fenics Fully Electronic rates increased 10.1%, while our overall rates revenues were up 8.2% as compared to a year earlier to $153.0 million.

Our rates revenues, like the revenues for most of our products, are not fully dependent on market volumes and therefore do not always fluctuate consistently with industry metrics. This is largely because our Voice, Hybrid, and Fully Electronic desks in rates often have volume discounts built into their price structure, which results in our rates revenues being less volatile than the overall industry volumes.

Overall, analysts and economists expect the absolute level of sovereign debt outstanding to remain at elevated levels for the foreseeable future as governments finance their future deficits and roll over their sizable existing debt. Meanwhile, economists expect that the effects of various forms of quantitative easing undertaken by the various major central banks will continue to negatively impact financial market volumes, as economic growth remains weak in most OECD countries. As a result, we expect long-term tailwinds in our rates business from continuing high levels of government debt, but continued near-term headwinds due to the current low interest rate environment and continued accommodative monetary policies globally.

Foreign Exchange Volumes and Volatility

Global FX volumes were generally lower during the second quarter of 2019. Spot FX volumes at Refinitiv (formerly the Financial & Risk business of Thomson Reuters) and CME were down 5% and 15%, respectively, during the quarter. In comparison, our overall FX revenues decreased by 0.4% to $101.9 million.

Equities, Insurance, and Other Asset Classes

Global equity volumes were generally mixed during the second quarter of 2019. Research from BofA Merrill Lynch indicated that the average daily volumes of U.S. cash equities were flat year-on-year, while average daily volume of European cash equities shares were down 16% (in notional value). Over the same timeframe, Eurex average daily volumes of equity derivatives were up 5%. Our overall revenues from equities, insurance, and other asset classes increased by 19.3% to $104.9 million, which was primarily driven by the acquisition of Ed Broking.

Credit Volumes

The cash portion of our credit business is impacted by the level of global corporate bond issuance, while both the cash and credit derivatives sides of this business are impacted by sovereign and corporate issuance. The global credit derivative market turnover has declined over the last few years due to the introduction of rules and regulations around the clearing of credit derivatives in the U.S. and elsewhere, along with non-uniform regulation across different geographies. In addition, many of our large bank customers continue to reduce their inventory of bonds and other credit products in order to comply with Basel III and other international financial regulations. During the second quarter of 2019, primary dealer average daily volume for corporate bonds (excluding commercial paper) was up by 7% according to Bloomberg and the Federal Reserve Bank of New York. Total notional traded credit derivatives as reported by the International Swaps and Derivatives Association — a reflection of the OTC derivatives market — were down by 2%, from a year earlier. In comparison, our overall credit revenues were up by 3.5% to $78.2 million.

Energy and Commodities

Energy and commodities volumes were mixed during the second quarter of 2019 compared with the year earlier. For example, according to the Futures Industry Association, the number of global futures contracts in energy and precious metals were up 12% and 47%, respectively, in the second quarter of 2019 compared to the previous year. For the same timeframe, global listed options contracts in energy and precious metals were down 3% and up 33%, respectively. In comparison, BGC’s energy and commodities revenues increased by 30.5% to $73.4 million, which was primarily driven by organic growth as well as the acquisitions of Poten & Partners and Ginga.

Summary of Results from Continuing Operations

Our results from continuing operations exclude the results of Newmark for all periods due to the Spin-Off. During the three and six months ended June 30, 2019, BGC’s revenues increased 12.2% to $551.2 million and 7.9% to $1,095.9 million, respectively, compared to the same periods in 2018. This growth was largely due to an increase in brokerage revenues, which were up by 10.3% to $511.4 million and 6.4% to $1,025.2 million, respectively, for the three and six months ended June 30, 2019, compared to the same periods in 2018. In addition, for the three and six months ended June 30, 2019, our data, software, and post-trade revenues increased by 21.9% to $18.7 million and 20.3% to $36.7 million, compared to the same periods in 2018. For the three and six months ended June 30, 2019, income from operations before income taxes decreased by $10.2 million to $36.8 million and increased $12.7 million to $153.8 million, respectively, compared to the same periods in the prior year.

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

As of June 30, 2019, our front-office headcount was up slightly year-over-year at 2,800 brokers, salespeople, managers and other front-office personnel. Compared to the prior year, average revenue per front-office employee for the three and six months ended June 30, 2019, decreased by 3% to approximately $188 thousand and decreased 5% to approximately $382 thousand, respectively. These figures exclude

Newmark. Our average revenue per front-office employee has historically declined year-over-year for the period immediately following significant headcount increases, and the additional brokers and salespeople generally achieve significantly higher productivity levels in their second or third year with the Company.

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

Since 2017, our announced and closed acquisitions have included Besso, Poten & Partners, Ed Broking, and several smaller acquisitions.

On February 28, 2017, we completed the acquisition of Besso, an independent Lloyd’s of London insurance broker with a strong reputation across property, casualty, marine, aviation, professional and financial risks and reinsurance.

On November 15, 2018, we acquired Poten & Partners, a leading ship brokerage, consulting and business intelligence firm specializing in LNG, tanker and LPG markets. Founded over 80 years ago and with 170 employees worldwide, Poten & Partners provides its clients with valuable insight into the international oil, gas and shipping markets.

On January 31, 2019, we completed the acquisition of Ed Broking, an independent Lloyd's of London insurance broker with a strong reputation across accident and health, aerospace, cargo, energy, financial and political risks, marine, professional and executive risk, property and casualty, specialty and reinsurance. Ed Broking will become part of the Company’s insurance brokerage business.

On March 12, 2019, we completed the acquisition of Ginga Petroleum (Singapore) Pte Ltd. Ginga provides a comprehensive range of broking services for physical and derivative energy products including naphtha, liquefied petroleum gas, fuel oil, biofuels, middle distillates, petrochemicals and gasoline.

FINANCIAL HIGHLIGHTS

For the three months ended June 30, 2019, we had income (loss) from operations before income taxes of $36.8 million compared to income (loss) from operations before income taxes of $46.9 million in the year earlier period. Total revenues for the three months ended June 30, 2019 increased $60.1 million to $551.2 million, led primarily by the energy and commodity business, followed by growth in all other business lines, and slightly offset by lower revenue from the FX business.

Brokerage revenues for the three months ended June 30, 2019 increased by $47.9 million, or 10.3% from the same period in 2018. Our brokerage revenue growth was driven by a 30.5% increase in our energy and commodities business, led by organic growth and the recently completed acquisitions of Poten & Partners and Ginga, partially offset by the previously disclosed sale of CSC Commodities, a 19.3% increase in our equities, insurance and other asset classes, primarily led by the acquisition of Ed Broking, a 8.2% improvement in our rates business, and a 3.5% increase in our credit business. Within our Fenics business, total revenues were up 4.5% over the prior year. Revenues from our high margin data, software, and post-trade business increased 21.9%. We expect these businesses to benefit from the long-term trend towards more electronic trading, increased demand for market data, and the need for increased automation and post-trade services by our traditional client base as well as our new customers. We therefore expect Fenics to further grow as we continue to invest in technology, convert our voice and Hybrid business to more profitable Fully Electronic trading, and continue to roll out new initiatives across data, software, and post-trade.

Total expenses increased $67.1 million to $513.7 million, primarily driven by interest expense on the $450 million 5.375% Senior Notes due 2023, interest expense related to the borrowings on BGC’s credit facility, as well as the impact of higher variable compensation, recent acquisitions and hires, and increased investment in technology. Expenses also included rents incurred for the build-out phase of the Company’s new U.K.-based headquarters.

On July 24, 2019, our Board declared a 14 cent dividend for the second quarter. We anticipate having substantial resources with which to pay dividends, repurchase shares and/or units, profitably hire, and make accretive acquisitions, all while maintaining or improving our investment-grade rating.

RESULTS OF OPERATIONS

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$420,969	76.4%	$378,487	77.1%	$850,489	77.6%	$786,344	77.4%
Principal transactions	90,432	16.4	84,988	17.3	174,662	15.9	176,906	17.4
Total brokerage revenues	511,401	92.8	463,475	94.4	1,025,151	93.5	963,250	94.8
Fees from related parties	7,221	1.3	5,934	1.2	13,016	1.2	12,233	1.2
Data, software and post-trade	18,741	3.4	15,370	3.1	36,651	3.3	30,469	3.1
Interest income	7,813	1.4	4,940	1.0	11,478	1.0	7,615	0.7
Other revenues	6,011	1.1	1,324	0.3	9,642	1.0	2,250	0.2
Total revenues	551,187	100.0	491,043	100.0	1,095,938	100.0	1,015,817	100.0
Expenses:
Compensation and employee benefits	290,071	52.6	252,250	51.4	578,071	52.7	530,097	52.2
Equity-based compensation and allocations of net income to limited partnership units and FPUs (1)	43,752	8.0	45,602	9.3	55,893	5.1	84,991	8.4
Total compensation and employee benefits	333,823	60.6	297,852	60.7	633,964	57.8	615,088	60.6
Occupancy and equipment	45,109	8.2	34,365	7.0	91,111	8.3	71,512	7.0
Fees to related parties	6,457	1.2	5,882	1.2	9,384	0.9	9,933	1.0
Professional and consulting fees	23,347	4.2	20,001	4.1	43,352	4.0	37,909	3.7
Communications	29,974	5.4	30,729	6.3	60,385	5.5	62,128	6.1
Selling and promotion	21,491	3.9	17,855	3.6	39,893	3.6	34,080	3.4
Commissions and floor brokerage	16,791	3.0	15,345	3.1	31,409	2.9	29,260	2.9
Interest expense	14,985	2.7	10,028	2.0	28,183	2.6	19,396	1.9
Other expenses	21,765	4.0	14,548	2.9	45,780	4.2	31,886	3.1
Total expenses	513,742	93.2	446,605	90.9	983,461	89.8	911,192	89.7
Other income (losses), net:
Gains (losses) on divestitures and sale of investments	(1,619)	(0.2)	—	—	18,435	1.7	—	—
Gains (losses) on equity method investments	738	0.1	1,011	0.2	1,521	0.1	3,635	0.4
Other income (loss)	194	—	1,481	0.3	21,396	2.0	32,892	3.2
Total other income (losses), net	(687)	(0.1)	2,492	0.5	41,352	3.8	36,527	3.6
Income (loss) from continuing operations before income taxes	36,758	6.7	46,930	9.6	153,829	14.0	141,152	13.9
Provision (benefit) for income taxes	14,993	2.8	14,571	3.0	44,890	4.1	36,121	3.6
Consolidated net income (loss) from continuing operations	21,765	3.9	32,359	6.6	108,939	9.9	105,031	10.3
Consolidated net income (loss) from discontinued operations, net of tax	—	—	17,631	3.6	—	—	42,390	4.2
Consolidated net income (loss)	21,765	3.9	49,990	10.2	108,939	9.9	147,421	14.5
Less: Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries	8,154	1.4	12,358	2.5	33,460	3.0	41,032	4.0
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries	—	—	2,429	0.5	—	—	12,412	1.2
Net income (loss) available to common stockholders	$13,611	2.5%	$35,203	7.2%	$75,479	6.9%	$93,977	9.3%

(1)	The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Exchangeability expense	$36,162	6.6%	$36,489	7.4%	$42,217	3.9%	$70,967	7.0%
Allocations of net income	4,780	0.9	8,135	1.7	9,326	0.9	11,889	1.2
Equity based amortization	2,810	0.5	978	0.2	4,350	0.4	2,135	0.2
Equity based compensation and allocations of net income to limited partnership units and FPUs	$43,752	8.0%	$45,602	9.3%	$55,893	5.2%	$84,991	8.4%

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Revenues

Brokerage Revenues

Total brokerage revenues increased by $47.9 million, or 10.3%, to $511.4 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Commission revenues increased by $42.5 million, or 11.2%, to $421.0 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Principal transactions revenues increased by $5.4 million, or 6.4%, to $90.4 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

The increase in total brokerage revenues was primarily driven by increases in revenues from energy and commodities, equities, insurance, and other asset classes, rates, and credit, partially offset by a decrease in revenues from foreign exchange.

Our brokerage revenues from energy and commodities increased by $17.2 million, or 30.5%, to $73.4 million for the three months ended June 30, 2019. This increase was primarily driven by organic growth as well as the acquisitions of Poten & Partners and Ginga.

Our brokerage revenues from equities, insurance, and other asset classes increased by $17.0 million, or 19.3%, to $104.9 million for the three months ended June 30, 2019. This increase was primarily driven by the acquisition of Ed Broking.

Our brokerage revenues from rates increased by $11.6 million, or 8.2%, to $153.0 million for the three months ended June 30, 2019. The increase in rates revenues was primarily driven by higher global volumes and improvement in our Fully Electronic rates business, which was a result of our continued investment in technology and the ongoing conversion of our businesses to more profitable Fully Electronic trading.

Our credit revenues increased by $2.6 million, or 3.5%, to $78.2 million for the three months ended June 30, 2019. This increase was mainly due to higher global volumes.

Our FX revenues decreased by $0.4 million, or 0.4%, to $101.9 million for the three months ended June 30, 2019. This decrease was primarily driven by lower global volumes and a decrease in market volatility.

Fees from Related Parties

Fees from related parties increased by $1.3 million, or 21.7% to $7.2 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Data, Software and Post-Trade

Data, software and post-trade revenues increased by $3.4 million, or 21.9%, to $18.7 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. This increase was primarily driven by an increase in revenue from post-trade services and new business contracts, as well as revenues generated from Poten & Partners.

Interest Income

Interest income increased by $2.9 million, or 58.2%, to $7.8 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. This increase was primarily due to an increase in dividend income and higher interest earned on deposits.

Other Revenues

Other revenues increased by $4.7 million, to $6.0 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. This increase was primarily driven by revenues generated from the acquisitions of Poten & Partners and Ed Broking.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $37.8 million, or 15.0%, to $290.1 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The main drivers of this increase were the impact of higher brokerage revenues on variable compensation, and the acquisitions of Poten & Partners, Ed Broking, and Ginga.

Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units and FPUs

Equity-based compensation and allocations of net income to limited partnership units and FPUs decreased by $1.9 million, or 4.1%, to $43.8 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. This decrease was primarily driven by a decrease in the allocations of net income to limited partnership units and FPUs.

Occupancy and Equipment

Occupancy and equipment expense increased by $10.7 million, or 31.3%, to $45.1 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. This increase was primarily driven by increases related to the acquisitions of Poten & Partners and Ed Broking, as well as an increase in rent expense related to the build-out phase of BGC’s new U.K.-based headquarters.

Fees to Related Parties

Fees to related parties increased by $0.6 million, or 9.8%, to $6.5 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Fees to related parties are allocations paid to Cantor for administrative and support services (such as accounting, occupancy, and legal).

Professional and Consulting Fees

Professional and consulting fees increased by $3.3 million, or 16.7%, to $23.3 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. This increase was primarily led by expenses attributed to the acquisitions of Ed Broking and Poten & Partners, as well as an increase in other professional fees.

Communications

Communications expense decreased by $0.8 million, or 2.5%, to $30.0 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. As a percentage of total revenues, communications expense slightly decreased from the prior year period.

Selling and Promotion

Selling and promotion expense increased by $3.6 million, or 20.4%, to $21.5 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. As a percentage of total revenues, selling and promotion expense remained relatively unchanged across the two periods. This increase was primarily driven by the acquisitions of Poten & Partners, Ed Broking, and Ginga.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $1.4 million or 9.4%, to $16.8 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. This line item tends to move in line with brokerage revenues.

Interest Expense

Interest expense increased by $5.0 million, or 49.4%, to $15.0 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase was primarily driven by interest expense on the $450.0 million 5.375% Senior Notes due 2023 issued in July 2018, and interest expense related to the borrowings on BGC’s credit facility, partially offset by a reduction in interest expense on the $240.0 million 8.375% Senior Notes which were repaid in July 2018.

Other Expenses

Other expenses increased by $7.2 million, or 49.6%, to $21.8 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, which was primarily related to higher costs associated with acquisitions and an increase in settlements and other provisions.

Other Income (Losses), net

Gains (Losses) on Divestitures and Sale of Investments

We had a loss of $1.6 million in the three months ended June 30, 2019, as a result of the sale of investments. We had no gains or losses from divestitures or sale of investments in the three months ended June 30, 2018.

Gains (Losses) on Equity Method Investments

Gains (losses) on equity method investments decreased by $0.3 million, to a gain of $0.7 million, for the three months ended June 30, 2019 as compared to a gain of $1.0 million for the three months ended June 30, 2018. Gains (losses) on equity method investments represent our pro-rata share of the net gains or losses on investments over which we have significant influence but which we do not control.

Other Income (Loss)

Other income (loss) decreased by $1.3 million, to $0.2 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The decrease was primarily driven by acquisition related fair value adjustments of contingent consideration  for the three months ended June 30, 2019.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes increased by $0.4 million, or 2.9%, to $15.0 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. This increase was primarily due to a change in the geographical and business mix of earnings, which can have an impact on our consolidated effective tax rate from period-to-period.

Net Income (Loss) From Continuing Operations Attributable to Noncontrolling Interest in Subsidiaries

Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries decreased by $4.2 million, or 34.0%, to $8.2 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Net Income (Loss) From Discontinued Operations Attributable to Noncontrolling Interest in Subsidiaries

For the three months ended June 30, 2019 there was no net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries. For the three months ended June 30, 2018, we had net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries of $2.4 million.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Revenues

Brokerage Revenues

Total brokerage revenues increased by $61.9 million, or 6.4%, to $1,025.2 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Commission revenues increased by $64.1 million, or 8.2%, to $850.5 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Principal transactions revenues decreased by $2.2 million, or 1.3%, to $174.7 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

The increase in total brokerage revenues was primarily driven by increases in revenues from energy and commodities, equities, insurance, and other asset classes, rates, and credit, partially offset by a decrease in revenues from foreign exchange.

Our brokerage revenues from energy and commodities increased by $26.9 million, or 23.1%, to $143.3 million for the six months ended June 30, 2019. This increase was primarily driven by organic growth as well as the acquisitions of Poten & Partners and Ginga.

Our brokerage revenues from equities, insurance, and other asset classes increased by $20.2 million, or 10.9%, to $205.9 million for the six months ended June 30, 2019. This increase was primarily driven by our acquisition of Ed Broking in January 2019.

Our rates revenues increased by $9.6 million, or 3.2%, to $308.6 million for the six months ended June 30, 2019. The increase in rates revenues was primarily driven by improved global volumes and an increase in Fully Electronic rates brokerage, which was a result of our continued investment in technology and the ongoing conversion of our businesses to more profitable Fully Electronic trading.

Our credit revenues increased by $6.3 million, or 4.0%, to $163.9 million for the six months ended June 30, 2019. This increase was primarily driven by higher global volumes.

Our FX revenues decreased by $1.1 million, or 0.5%, to $203.5 million for the six months ended June 30, 2019. This decrease was primarily driven by lower global volumes and a decrease in market volatility.

Fees from Related Parties

Fees from related parties increased by $0.8 million, or 6.4% to $13.0 million for the six months ended June 30, 2019 as compared to the prior year.

Data, Software and Post-Trade

Data, software and post-trade revenues increased by $6.2 million, or 20.3%, to $36.7 million for the six months ended June 30, 2019 as compared to the same period in prior year. This increase was primarily driven by an increase in post-trade revenues, new business contracts, and revenues generated from the acquisition of Poten & Partners.

Interest Income

Interest income increased by $3.9 million, or 50.7%, to $11.5 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. This increase was primarily due to higher interest earned on deposits and an increase in dividend income.

Other Revenues

Other revenues increased by $7.4 million, to $9.6 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. This increase was primarily led by revenues generated from the acquisitions of Poten & Partners and Ed Broking.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $48.0 million, or 9.1%, to $578.1 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The main drivers of this increase were the impact of higher brokerage revenues on variable compensation, and the acquisitions of Poten & Partners, Ed Broking, and Ginga.

Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units and FPUs

Equity-based compensation and allocations of net income to limited partnership units and FPUs decreased by $29.1 million, or 34.2%, to $55.9 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. This was primarily driven by a decrease in charges related to grants of exchangeability.

Occupancy and Equipment

Occupancy and equipment expense increased by $19.6 million, or 27.4%, to $91.1 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. This increase was primarily driven by the acquisitions of Ed Broking and Poten & Partners, an increase in rent expense related to the build-out phase of BGC’s new U.K.-based headquarters, and increases in software and maintenance contracts.

Fees to Related Parties

Fees to related parties decreased by $0.5 million, or 5.5%, to $9.4 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees increased by $5.4 million, or 14.4%, to $43.4 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. This increase was primarily driven by fees attributed to the acquisitions of Ed Broking and Poten & Partners, and an increase in legal fees, which was partially offset by a decrease in consulting fees, notably with regards to the implementation of MiFID II during the six months ended June 30, 2018.

Communications

Communications expense decreased by $1.7 million, or 2.8%, to $60.4 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. As a percentage of total revenues, communications expense slightly decreased from the prior year period.

Selling and Promotion

Selling and promotion expense increased by $5.8 million, or 17.1%, to $39.9 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase was primarily due to our acquisitions of Poten & Partners and Ed Broking. As a percentage of total revenues, selling and promotion expense remained relatively unchanged across the two periods.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $2.1 million, or 7.3% to $31.4 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Commissions and floor brokerage expense tends to move in line with brokerage revenues.

Interest Expense

Interest expense increased by $8.8 million, or 45.3%, to $28.2 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase was primarily driven by the interest expense on the $450.0 million 5.375% Senior Notes due 2023 issued in July 2018, and interest expense related to the borrowings on BGC’s credit facility, partially offset by lower interest expense on the $240.0 million 8.375% Senior Notes which were repaid in July 2018.

Other Expenses

Other expenses increased by $13.9 million, or 43.6%, to $45.8 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, which was primarily related to higher costs associated with acquisitions and an increase in settlements and other provisions.

Other Income (Losses), net

Gains (Losses) on Divestitures and Sale of Investments

We had a gain of $18.4 million in the six months ended June 30, 2019, as a result of the sale of investments. For the six months ended June 30, 2018, we had no gains or losses from divestitures or the sale of investments.

Gains (Losses) on Equity Method Investments

Gains (losses) on equity method investments decreased by $2.1 million, to a gain of $1.5 million, for the six months ended June 30, 2019 as compared to a gain of $3.6 million for the six months ended June 30, 2018. Gains (losses) on equity method investments represent our pro rata share of the net gains or losses on investments over which we have significant influence but which we do not control.

Other Income (Loss)

Other income (loss) decreased by $11.5 million, or 35.0%, to $21.4 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. This was primarily driven by a decrease related to the Nasdaq earn-out and the related mark-to-market and/or hedging. Both periods included a fair value adjustment to gains on investments carried under the measurement alternative.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes increased by $8.8 million, or 24.3%, to $44.9 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. This increase was primarily driven by an increase in pre-tax earnings as well as a change in the geographical and business mix of earnings. In general, our consolidated effective tax rate can vary from period-to-period depending on, among other factors, the geographic and business mix of our earnings.

Net Income (Loss) From Continued Operations Attributable to Noncontrolling Interest in Subsidiaries

Net income (loss) from continued operations attributable to noncontrolling interest in subsidiaries decreased by $7.6 million, or 18.5%, to $33.5 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Net Income (Loss) From Discontinued Operations Attributable to Noncontrolling Interest in Subsidiaries

For the six months ended June 30, 2019 there was no net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries. For the six months ended June 30, 2018, we had net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries of $12.4 million.

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

	June 30, 2019	March 31, 2019	December 31, 2018[1]	September 30, 2018[1]	June 30, 2018[1]	March 31, 2018[1]	December 31, 2017[1]	September 30, 2017[1]
Revenues:
Commissions	$420,969	$429,520	$372,073	$351,969	$378,487	$407,857	$330,093	$325,195
Principal transactions	90,432	84,230	62,787	73,360	84,988	91,918	75,987	75,766
Fees from related parties	7,221	5,795	5,022	6,821	5,934	6,299	8,020	6,933
Data, software and post-trade	18,741	17,910	18,169	16,547	15,370	15,099	14,372	13,776
Interest income	7,813	3,665	3,919	2,870	4,940	2,675	2,825	4,272
Other revenues	6,011	3,631	4,381	4,075	1,324	926	669	1,131
Total revenues	551,187	544,751	466,351	455,642	491,043	524,774	431,966	427,073
Expenses:
Compensation and employee benefits	290,071	288,000	249,951	221,575	252,250	277,847	247,889	221,687
Equity-based compensation and allocations of net income to limited partnership units and FPUs	43,752	12,141	85,178	34,901	45,602	39,389	94,055	46,003
Total compensation and employee benefits	333,823	300,141	335,129	256,476	297,852	317,236	341,944	267,690
Occupancy and equipment	45,109	46,002	38,934	39,148	34,365	37,147	36,829	35,586
Fees to related parties	6,457	2,927	4,586	5,644	5,882	4,051	8,884	676
Professional and consulting fees	23,347	20,005	23,865	22,329	20,001	17,908	20,563	16,165
Communications	29,974	30,411	26,808	29,078	30,729	31,399	30,272	30,416
Selling and promotion	21,491	18,402	19,112	16,146	17,855	16,225	17,364	14,169
Commissions and floor brokerage	16,791	14,618	17,549	15,082	15,345	13,915	12,517	10,505
Interest expense	14,985	13,198	11,615	10,722	10,028	9,368	25,542	19,933
Other expenses	21,765	24,015	17,541	14,882	14,548	17,338	13,786	17,367
Total expenses	513,742	469,719	495,139	409,507	446,605	464,587	507,701	412,507
Other income (losses), net:
Gains (losses) on divestitures and sale of investments	(1,619)	20,054	—	—	—	—	—	4
Gains (losses) on equity method investments	738	783	2,415	1,327	1,011	2,624	1,587	1,202
Other income (loss)	194	21,202	2,453	15,123	1,481	31,411	2,946	11,876
Total other income (losses), net	(687)	42,039	4,868	16,450	2,492	34,035	4,533	13,082
Income (loss) from continuing operations before income taxes	36,758	117,071	(23,920)	62,585	46,930	94,222	(71,202)	27,648
Provision (benefit) for income taxes	14,993	29,897	16,980	23,019	14,571	21,550	41,084	29,865
Consolidated net income (loss) from continuing operations	21,765	87,174	(40,900)	39,566	32,359	72,672	(112,286)	(2,217)
Consolidated net income (loss) from discontinued operations, net of tax	—	—	11,041	122,738	17,631	24,759	(45,380)	112,765
Consolidated net income (loss)	21,765	87,174	(29,859)	162,304	49,990	97,431	(157,666)	110,548
Less: Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries	8,154	25,306	(18,995)	7,956	12,358	28,674	(31,983)	30,610
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries	—	—	5,879	34,062	2,429	9,983	(5,884)	(1,591)
Net income (loss) available to common stockholders	$13,611	$61,868	$(16,743)	$120,286	$35,203	$58,774	$(119,799)	$81,529

[1]	Financial results have been retrospectively adjusted as a result of the Spin-Off to reflect Newmark through November 30, 2018 as discontinued operations for all periods presented.

The table below details our brokerage revenues by product category for the indicated periods (in thousands):

	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Brokerage revenue by product:
Rates	$152,959	$155,611	$128,874	$121,984	$141,400	$157,567	$118,618	$123,041
Foreign exchange	101,899	101,558	94,706	96,988	102,307	102,255	80,780	83,899
Credit	78,166	85,727	67,484	67,111	75,526	82,050	65,818	66,133
Energy and commodities	73,430	69,865	53,799	57,974	56,277	60,149	54,161	48,231
Equities, insurance, and other asset classes	104,947	100,989	89,997	81,272	87,965	97,754	86,703	79,657
Total brokerage revenues	$511,401	$513,750	$434,860	$425,329	$463,475	$499,775	$406,080	$400,961
Brokerage revenue by product (percentage):
Rates	29.9%	30.3%	29.6%	28.7%	30.5%	31.5%	29.2%	30.7%
Foreign exchange	19.9	19.8	21.8	22.8	22.1	20.5	19.9	20.9
Credit	15.3	16.7	15.5	15.8	16.3	16.4	16.2	16.5
Energy and commodities	14.4	13.6	12.4	13.6	12.1	12.0	13.3	12.0
Equities, insurance, and other asset classes	20.5	19.6	20.7	19.1	19.0	19.6	21.4	19.9
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Brokerage revenue by type:
Voice/Hybrid	$458,354	$454,920	$388,906	$381,949	$410,154	$446,508	$368,196	$361,312
Fully Electronic	53,047	58,830	45,954	43,380	53,321	53,267	37,884	39,649
Total brokerage revenues	$511,401	$513,750	$434,860	$425,329	$463,475	$499,775	$406,080	$400,961
Brokerage revenue by type (percentage):
Voice/Hybrid	89.6%	88.5%	89.4%	89.8%	88.5%	89.3%	90.7%	90.1%
Fully Electronic	10.4	11.5	10.6	10.2	11.5	10.7	9.3	9.9
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet

Our balance sheet and business model are not capital intensive. Our assets consist largely of cash, marketable securities, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term capital (equity and notes payable) is held to support the less liquid assets and potential capital investment opportunities. Total assets as of June 30, 2019 were $5.4 billion, an increase of 57.1% as compared to December 31, 2018. The increase in total assets was driven primarily by increases in Receivables from broker-dealers, clearing organizations, customers and related broker-dealers, Cash segregated under regulatory requirements, Accrued commissions and other receivables, net and less liquid assets including ROU assets for leases. We maintain a significant portion of our assets in cash, Marketable securities and Securities owned, with our liquidity (which we define as Cash and cash equivalents, Reverse repurchase agreements, Marketable securities and Securities owned, less Securities loaned and Repurchase agreements) as of June 30, 2019 of $460.9 million. See “Liquidity Analysis” below for a further discussion of our liquidity. Our Securities owned were $62.1 million as of June 30, 2019, compared to $58.4 million as of December 31, 2018. Our Marketable securities decreased to $12.8 million as of June 30, 2019, compared to $32.1 million as of December 31, 2018. We did not have any Reverse repurchase agreements as of June 30, 2019 and December 31, 2018. We had Securities loaned of $12.3 million and Repurchase agreements of $1.1 million as of June 30, 2019. As of December 31, 2018, we had Securities loaned of $15.1 million and Repurchase agreements of $1.0 million.

On March 19, 2018, we entered into the BGC Credit Agreement with Cantor. The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the credit facility described above and was approved by the Audit Committee of BGC. On August 6, 2018, the Company entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that can be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2020, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of June 30, 2019, there were no borrowings by BGC or Cantor outstanding under this agreement.

As part of our cash management process, we may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of June 30, 2019 and December 31, 2018, there were no reverse repurchase agreements outstanding.

Additionally, in August 2013, the Audit Committee authorized us to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including policies relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of June 30, 2019 and December 31, 2018, we had no investments in the program.

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

On January 12, 2016, we completed the JPI Merger. The JPI Merger occurred pursuant to the merger agreement, dated as of December 22, 2015. Shortly following the completion of the JPI Merger, a subsidiary of BGC merged with and into GFI pursuant to a short-form merger under Delaware law, with GFI continuing as the surviving entity. The Back-End Mergers allowed BGC to acquire the remaining approximately 33% of the outstanding shares of GFI common stock that BGC did not already own. Following the closing of the Back-End Mergers, BGC and its affiliates now own 100% of the outstanding shares of GFI’s common stock. In total, 23.5 million shares of our Class A common stock were issued and $111.2 million in cash was paid with respect to the closing of the Back-End Mergers, inclusive of adjustments.

As of June 30, 2019, our liquidity, which we define as cash and cash equivalents, reverse repurchase agreements, marketable securities and securities owned, less securities loaned and repurchase agreements, was $460.9 million. We expect to use our financial resources to repay debt, profitably hire, make accretive acquisitions, pay dividends, and/or repurchase shares and units of BGC, all while maintaining or improving our investment-grade rating.

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

On November 28, 2018, the Company entered into a new revolving credit facility which replaced the existing committed unsecured senior revolving credit agreement. The maturity date of the new revolving credit agreement is November 28, 2020 and the maximum revolving loan balance has been reduced from $400.0 million to $350.0 million. Borrowings under this agreement bore interest at either LIBOR or a defined base rate plus additional margin. As of June 30, 2019, there was $278.7 million of borrowings outstanding, net of deferred financing costs of $1.3 million, under the new unsecured revolving credit agreement. The average interest rate on the outstanding borrowings was 4.46% and 4.48% for the three and six months ended June 30, 2019, respectively.

8.125% Senior Notes

On June 26, 2012, we issued an aggregate of $112.5 million principal amount of 8.125% Senior Notes due 2042. The 8.125% Senior Notes were senior unsecured obligations. The 8.125% Senior Notes were redeemable for cash, in whole or in part, on or after June 26, 2017, at our option, at any time and from time to time, until maturity at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date. The 8.125% Senior Notes were listed on the New York Stock Exchange under the symbol “BGCA.” We used the proceeds to repay short-term borrowings under our unsecured revolving credit facility and for general corporate purposes, including acquisitions. In connection with the issuance of the 8.125% Senior Notes, the Company lent the proceeds of the 8.125% Senior Notes to BGC U.S. OpCo, and BGC U.S. OpCo issued an amended and restated promissory note, effective as of June 26, 2012, with an aggregate principal amount of $112.5 million payable to the Company (the 2042 Promissory Note).

The initial carrying value of the 8.125% Senior Notes was $108.7 million, net of debt issuance costs of $3.8 million. On December 13, 2017, Newmark OpCo assumed all of the BGC U.S. OpCo’s rights and obligations under the 2042 Promissory Note. During the year ended December 31, 2018, Newmark repaid the Company in full for the 8.125% Senior Notes, in which the Company subsequently repaid the 8.125% Senior Notes on September 5, 2018.

5.375% Senior Notes

On December 9, 2014, the Company issued an aggregate of $300.0 million principal amount of 5.375% Senior Notes due 2019. The 5.375% Senior Notes are general senior unsecured obligations of the Company. These Senior Notes bear interest at a rate of 5.375% per year, payable in cash on June 9 and December 9 of each year, commencing June 9, 2015. The interest rate payable on the notes will be subject to adjustments from time to time based on the debt rating assigned by specified rating agencies to the notes, as set forth in the Indenture. The 5.375% Senior Notes were scheduled to mature on December 9, 2019. In connection with the issuance of the 5.375% Senior Notes, the Company lent the proceeds of the 5.375% Senior Notes to BGC U.S. OpCo, and BGC U.S. OpCo issued an amended and restated promissory note, effective as of December 9, 2014 (the 2019 Promissory Note), with an aggregate principal amount of $300.0 million to the Company. On December 13, 2017, Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the 2019 Promissory Note. The initial carrying value of the 5.375% Senior Notes was $295.1 million, net of the discount and debt issuance costs of $4.9 million. During the year ended December 31, 2018, Newmark repaid the Company in full for the 5.375% Senior Notes, in which the Company redeemed the 5.375% Senior Notes on December 5, 2018.

8.375% Senior Notes

As part of the GFI acquisition, we assumed $240.0 million in aggregate principal amount of 8.375% Senior Notes due July 2018. Interest on these notes is payable, semi-annually in arrears on the 19th of January and July. On July 19, 2018, the Company repaid the $240.0 million principal amount of its 8.375% Senior Notes upon their maturity.

5.125% Senior Notes

On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes due 2021. The 5.125% Senior Notes are general senior unsecured obligations of the Company. These 5.125% Senior Notes bear interest at a rate of 5.125% per year, payable in cash on May 27 and November 27 of each year, commencing November 27, 2016. The 5.125% Senior Notes will mature on May 27, 2021. The Company may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of its notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. Cantor purchased $15.0 million of such senior notes and still holds such notes as of June 30, 2019. The initial carrying value of the 5.125% Senior Notes was $295.8 million, net of the discount and debt issuance costs of $4.2 million. The carrying value of the 5.125% Senior Notes as of June 30, 2019 was $298.3 million.

5.375% Senior Notes due 2023

On July 24, 2018, the Company issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes due 2023. The 5.375% Senior Notes due 2023 are general senior unsecured obligations of the Company. These 5.375% Senior Notes due 2023 bear interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The 5.375% Senior Notes due 2023 will mature on July 24, 2023. The Company may redeem some or all of the 5.375% Senior Notes due 2023 at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 5.375% Senior Notes due 2023). If a “Change of Control Triggering Event” (as defined in the indenture related to the 5.375% Senior Notes due 2023) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes due 2023 was $444.2 million, net of the discount and debt issuance costs of $5.8 million. The issuance costs are amortized as interest expense and the carrying value of the 5.375% Senior Notes due 2023 will accrete up to the face amount over the term of the notes. The carrying value of the 5.375% Senior Notes as of June 30, 2019 was $444.8 million.

In addition, in connection with the issuance of the 5.375% Senior Notes due 2023, BGC lent the proceeds of the issuance to BGC U.S. OpCo, and BGC U.S. OpCo issued a promissory note, effective as of July 24, 2018, with an aggregate principal amount of $450.0 million payable to BGC.

In connection with the issuance of 5.375% Senior Notes due 2023, the Company recorded $0.2 million in underwriting fees payable to CF&Co and $40.5 thousand to CastleOak Securities, L.P. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. The Company also paid CF&Co an advisory fee of $0.2 million in connection with the issuance.

On July 31, 2018, the Company filed a Registration Statement on Form S-4 pursuant to which, upon being declared effective by the SEC, the holders of the 5.375% Senior Notes due 2023, issued in a private placement on July 24, 2018, may exchange such notes for new registered notes with substantially identical terms.

Collateralized Borrowings

On March 13, 2015, the Company entered into a secured loan arrangement of $28.2 million under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.70% per year and matured on March 13, 2019, therefore there were no borrowings outstanding as of June 30, 2019. As of December 31, 2018, the Company had $1.8 million outstanding related to this secured loan agreement. The value of the fixed assets pledged as of December 31, 2018 was $0.1 million.

On May 31, 2017, the Company entered into a secured loan arrangement of $29.9 million under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.44% and matures on May 31, 2021. As of June 30, 2019 and December 31, 2018, the Company had $15.5 million and $19.2 million, respectively, outstanding related to this secured loan arrangement. The value of the fixed assets pledged as of June 30, 2019 was $4.0 million.  The value of the fixed assets pledged as of December 31, 2018 was $6.5 million.

On April 8, 2019, the Company entered into a secured loan arrangement of $15.0 million, under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.77% and matures on April 8, 2023. As of June 30, 2019, the Company had $15.0 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of June 30, 2019 was $11.9 million. Also, on April 19, 2019, the Company entered into a secured loan arrangement of $10.0 million, under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.89% and matures on April 19, 2023. As of June 30, 2019, the Company had $10.0 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of June 30, 2019 was $7.4 million.

Short-term Borrowings

On August 22, 2017, the Company entered into a committed unsecured loan agreement with Itau Unibanco S.A. The credit agreement provides for short term loans of up to $5.2 million (BRL 20.0 million). The maturity date of the agreement is August 20, 2019. Borrowings under this facility bear interest at the Brazilian Interbank offering rate plus 3.30%. As of June 30, 2019, there were $5.2 million (BRL 20.0 million) of borrowings outstanding under the facility. As of June 30, 2019, the interest rate was 9.8%.

On August 23, 2017, the Company entered into a committed unsecured credit agreement with Itau Unibanco S.A. The credit agreement provides for an intra-day overdraft credit line up to $13.0 million (BRL 50.0 million). The maturity date of the agreement is September 14, 2019. This facility bears a fee of 1.00% per year. As of June 30, 2019 and December 31, 2018, there were no borrowings outstanding under this facility.

CREDIT RATINGS

As of June 30, 2019, our public long-term credit ratings and associated outlooks are as follows:

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

As of June 30, 2019, the Company had $399.4 million of Cash and cash equivalents, and included in this amount was $224.9 million of Cash and cash equivalents held by foreign subsidiaries.

Discussion of the six months ended June 30, 2019

The table below presents our Liquidity Analysis:

	June 30, 2019	December 31, 2018
(in millions)
Cash and cash equivalents	$399.4	$336.5
Securities owned	62.1	58.4
Marketable securities [1]	0.5	17.0
Repurchase agreements	(1.1)	(1.0)
Total	$460.9	$410.9

1As of June 30, 2019 and December 31, 2018, $12.3 million and $15.1 million, respectively, of Marketable securities on our balance sheet had been lent in a Securities loaned transaction and therefore are not included in this Liquidity Analysis.

The $50.0 million increase in our liquidity position from $410.9 million as of December 31, 2018 to $460.9 million as of June 30, 2019 was primarily related to the Company drawing $280.0 million from its $350.0 million revolving credit facility and new collateralized borrowings in the amount of $25.0 million partially offset by the financing of acquisitions, cash paid with respect to annual employee bonuses, ordinary movements in working capital, and the Company continuing to invest in new revenue generating hires.

Discussion of the six months ended June 30, 2018

The table below presents our Liquidity Analysis:

	June 30, 2018	December 31, 2017
(in millions)
Cash and cash equivalents	$338.2	$513.3
Securities owned	57.4	33.0
Marketable securities [1]	0.6	5.8
Repurchase agreements	(3.1)	—
Total	$393.1	$552.1

[1]

As of June 30, 2018 and December 31, 2017, $68.4 million and $144.7 million, respectively, of Marketable securities on our balance sheet had been lent in a Securities loaned transaction and therefore are not included in this Liquidity Analysis.

The $159.0 million decrease in our liquidity position from $552.1 million as of December 31, 2017 to $393.1 million as of June 30, 2018 was primarily related to our purchase of LPUs in Newmark Holdings, partially offset by the issuance of our Class A common shares and ordinary movements in working capital.

CLEARING CAPITAL

In November 2008, we entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on our behalf. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to us, Cantor shall be entitled to request from us, and we shall post as soon as practicable, cash or other property acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement. Cantor had not requested any cash or other property from us as collateral as of June 30, 2019.

REGULATORY REQUIREMENTS

Our liquidity and available cash resources are restricted by regulatory requirements of our Financial Services operating subsidiaries. Many of these regulators, including U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the U.S., are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer. In addition, self-regulatory organizations, such as the Financial Industry Regulatory Authority and the National Futures Association, along with statutory bodies such as the Financial Conduct Authority, the SEC, and the CFTC require strict compliance with their rules and regulations. The requirements imposed by regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with broker-dealers and are not designed to specifically protect stockholders. These regulations often serve to limit our activities, including through net capital, customer protection and market conduct requirements.

The final phase of Basel III (unofficially called “Basel IV”) is a global prudential regulatory standard designed to make banks more resilient and increase confidence in the banking system. Its wide scope includes reviewing market, credit and operational risk along with targeted changes to leverage ratios. Base IV includes updates to the calculation of bank capital requirements with the aim of making outcomes more comparable across banks globally. Most of the requirements are expected to be implemented by national and regional authorities by around 2022.  The adoption of these proposed rules could restrict the ability of our large bank and broker-dealer customers to operate proprietary trading businesses and to maintain current capital market exposures under the present structure of their balance sheets, and will cause these entities to need to raise additional capital in order to stay active in our marketplaces.

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

These subsidiaries may also be prohibited from repaying the borrowings of their parents or affiliates, paying cash dividends, making loans to their parent or affiliates or otherwise entering into transactions, in each case, that result in a significant reduction in their regulatory capital position without prior notification or approval from their principal regulator. See Note 21—“Regulatory Requirements,” to our unaudited condensed consolidated financial statements for further details on our regulatory requirements.

As of June 30, 2019, $577.6 million of net assets were held by regulated subsidiaries. As of June 30, 2019, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $376.8 million.

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

Much of our global derivatives volumes continue to be executed by non-U.S. based clients outside the U.S. and subject to local prudential regulations. As such, we will continue to operate a number of EU regulated venues in accordance with EU directives and licensed by the FCA and other EU based national Competent Authorities. The second Markets in Financial Instruments Directive II was published by the European Securities and Markets Authority in September 2015, and implemented in January 2018 and introduced important infrastructural changes.  In 2019, a new European Commission will take office which will set the legislative agenda for Financial Services for the next five years; increasing the potential for further legislative change. This could, for example, include a review of certain elements of MiFID II.

MiFID II requires a significant part of the market in these instruments to trade on trading venues subject to transparency regimes, not only in pre- and post-trade prices, but also in fee structures and access. In addition, it has impacted a number of key areas, including corporate governance, transaction reporting, pre- and post-trade transparency, technology synchronization, best execution and investor protection. As was the case with the introduction of Dodd-Frank Act, including the ramification of Title VII across the financial markets, it is expected there will be a lengthy time period before all of the Regulatory Technical Standards are completely operative.

MiFID II was intended to help improve the functioning of the EU single market by achieving a greater consistency of regulatory standards. By design, therefore, it is intended that Member States should have very similar regulatory regimes related to the matters addressed to MiFID. MiFID II has also introduced a new regulated execution venue category known as the Organized Trading Facility that will capture much of the voice and Hybrid oriented trading in the EU. Much of our existing EU derivatives and fixed income execution business now takes place on OTFs. Rules on public and non-discriminatory pricing structures of venues, and the related uncertainty of retaining traditional forms of revenue under the new regime, are expected to be an ongoing focus of our U.K. regulated entities. The June 23, 2016 U.K. referendum vote to leave the EU and the U.K. Government triggering Article 50 of the Lisbon Treaty (thereby setting in motion the timetable for the U.K. to leave the EU) may impact future market structure and MiFID II rulemaking and implementation due to potential changes in mutual passporting between the U.K. and EU Member States.

In addition, the General Data Protection Regulation, came into effect in the EU on May 25, 2018 and creates new compliance obligations in relation to personal data. The GDPR may affect our practices, and will increase financial penalties for noncompliance significantly.

See “Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for additional information related to our regulatory environment.

EQUITY

Class A Common Stock

Changes in shares of the Company’s Class A common stock outstanding were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Shares outstanding at beginning of period	293,382,378	279,279,244	291,474,768	256,968,372
Share issuances:
Redemptions/Exchanges of limited partnership interests[1]	3,879,468	4,687,831	5,700,056	7,475,021
Vesting of RSUs	81,171	100,790	321,506	381,674
Acquisition related issuances	481,232	687,376	499,449	1,004,472
Compensation awards	—	—	—	979,344
Other issuances of Class A common stock	46,785	25,771	108,427	48,415
Issuance of Class A common stock for general corporate purposes	—	7,000,000	—	24,923,714
Treasury stock repurchases	—	(726,539)	(233,172)	(726,539)
Forfeitures of restricted Class A common stock	—	(144,630)	—	(144,630)
Shares outstanding at end of period	297,871,034	290,909,843	297,871,034	290,909,843

[1]

Included in redemption/exchanges of limited partnership interests for the three and six months ended June 30, 2019, are 2,498,523 LPUs that were cancelled in connection with the grant of 2,283,447 shares of Class A common stock, and 2,608,523 LPUs that were cancelled in connection with the grant of 2,377,007 shares of Class A common stock, respectively. No shares of Class A common stock were granted during the three and six months ended June 30, 2018, in connection with the cancelation of LPUs. Because LPUs are included in the Company’s fully diluted share count, if dilutive, redemptions/exchanges in connection with the issuance of Class A common shares would not materially impact the fully diluted number of shares and units outstanding.

Class B Common Stock

On November 23, 2018, BGC Partners issued 10,323,366 shares of BGC Partners Class B common stock to Cantor and 712,907 shares of BGC Partners Class B common stock to CFGM, in each case in exchange for shares of BGC Partners Class A common stock from Cantor and CFGM, respectively, on a one-to-one basis pursuant to Cantor’s and CFGM’s right to exchange such shares under the letter agreement, dated as of June 5, 2015, by and between BGC Partners and Cantor. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Partners by Cantor or CFGM for the Class B Issuance. The Class B Issuance was exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

The Company did not issue any shares of BGC Class B common stock during the three months ended June 30, 2019 and 2018. As of June 30, 2019 and December 31, 2018, there were 45,884,380 shares of the Company’s Class B common stock outstanding.

Unit Redemptions and Share Repurchase Program

Our Board of Directors and Audit Committee have authorized repurchases of our Class A common stock and redemptions of limited partnership interests or other equity interests in our subsidiaries. On August 1, 2018, the Company’s Board of Directors and Audit Committee again increased the Company’s share repurchase and unit redemption authorization to $300 million. From time to time, we may actively continue to repurchase shares or redeem units. As of June 30, 2019, the Company had $257.3 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units.

The table below represents the gross unit redemptions and share repurchases of the Company’s Class A common stock during the three and six months ended June 30, 2019.

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Plan
Redemptions[1,2]
January 1, 2019—March 31, 2019	1,202,948	$6.00
April 1, 2019—June 30, 2019	97,229	5.45
Total Redemptions	1,300,177	$5.96
Repurchases [3,4]
January 1, 2019—March 31, 2019	233,172	$5.30
April 1, 2019—June 30, 2019	—	—
Total Repurchases	233,172	5.30
Total Redemptions and Repurchases	1,533,349	$5.86	$257,265,928

[1]

During the three months ended June 30, 2019, the Company redeemed 0.1 million LPUs at an aggregate redemption price of $0.5 million for an average price of $5.44 per unit and 2.8 thousand FPUs at an aggregate redemption price of $16.0 thousand for an average price of $5.79 per unit. During the three months ended June 30, 2018, the Company redeemed 4.2 million LPUs at an aggregate redemption price of $55.3 million for an average price of $13.10 per unit and 0.1 million FPUs at an aggregate redemption price of $1.0 million for an average price of $13.09 per unit.

[2]

During the six months ended June 30, 2019, the Company redeemed 1.3 million LPUs at an aggregate redemption price of $7.7 million for an average price of $5.96 per unit and 5.1 thousand FPUs at an aggregate redemption price of $30.0 thousand for an average price of $5.94 per unit. During the six months ended June 30, 2018, the Company redeemed 5.9 million LPUs at an aggregate redemption price of $80.0 million for an average price of $13.46 per unit and 0.1 million FPUs at an aggregate redemption price of $1.1 million for an average price of $13.13 per unit. Of the 1.3 million units redeemed above, during the six months ended June 30, 2019, 0.9 million units were redeemed using cash from our CEO program, and therefore did not materially impact the fully diluted number of shares and units outstanding or our liquidity position.

[3]

The Company did not repurchase any shares of its Class A common stock during the three months ended June 30, 2019. The Company repurchased 0.7 million shares of its Class A common stock at an aggregate purchase price of $9.7 million for an average price of $13.37 per share during the three months ended June 30, 2018.

[4]

During the six months ended June 30, 2019, the Company repurchased 0.2 million shares of its Class A common stock at an aggregate purchase price of $1.2 million for an average price of $5.30 per share. During the six months ended June 30, 2018, the Company repurchased 0.7 million shares of its Class A common stock at an aggregate purchase price of $9.7 million for an average price of $13.37 per share.

Following the Spin-Off, external data providers have restated the historical prices of BGCP. As such, the nominal prices listed in the footnotes above may not match the historical prices listed on such data services following the Spin-Off.

The weighted-average share counts from continuing operations were as follows (in thousands):

Three Months Ended June 30, 2019
Common stock outstanding[1]	341,272
Partnership units[2]	180,279
RSUs (Treasury stock method)	57
Other	1,376
Total[3]	522,984

[1]

Common stock consisted of Class A shares, Class B shares and contingent shares for which all necessary conditions have been satisfied except for the passage of time. For the quarter ended June 30, 2019, the weighted-average number of Class A shares was 295.4 million and Class B shares was 45.9 million.

[2]

Partnership units collectively include FPUs, LPUs, and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings,” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information).

[3]

For the three months ended June 30, 2019, 0.6 million potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Also as of June 30, 2019, 13.0 million shares of contingent Class A common stock and LPUs were excluded from fully diluted EPS computations because the conditions for issuance had not been met by the end of the period. The contingent Class A common stock is recorded as a liability and included in “Accounts payable, accrued and other liabilities” in our unaudited condensed consolidated statement of financial condition as of June 30, 2019.

On June 5, 2015, we entered into an agreement with Cantor providing Cantor, CFGM and other Cantor affiliates entitled to hold BGC Class B common stock the right to exchange from time to time, on a one-to-one basis, subject to adjustment, up to an aggregate of 34,649,693 shares of BGC Class A common stock now owned or subsequently acquired by such Cantor entities for up to an aggregate of 34,649,693 shares of BGC Class B common stock. Such shares of BGC Class B common stock, which currently can be acquired upon the exchange of exchangeable limited partnership units owned in BGC Holdings, are already included in our fully diluted share count and will not increase Cantor’s current maximum potential voting power in the common equity. The Exchange Agreement enabled the Cantor entities to acquire the same number of shares of Class B common stock that they are already entitled to acquire without having to exchange its exchangeable limited partnership units in BGC Holdings. Our Audit Committee and full Board of Directors determined that it was in the best interests of us and our stockholders to approve the Exchange Agreement because it will help ensure that Cantor retains its exchangeable limited partnership units in BGC Holdings, which is the same partnership in which our partner employees participate, thus continuing to align the interests of Cantor with those of the partner employees. On November 23, 2018, BGC Partners issued 10,323,366 shares of BGC Partners Class B common stock to Cantor and 712,907 shares of BGC Partners Class B common stock to CFGM, an affiliate of Cantor, in each case in exchange for shares of BGC Partners Class A common stock from Cantor and CFGM, respectively, on a one-to-one basis pursuant to the Exchange Agreement. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Partners by Cantor or CFGM for the Class B Issuance. The Class B issuance was exempt from the Securities Act. Following this exchange, Cantor and its affiliates only have the right to exchange up to an aggregate of 23,613,420 shares of BGC Class A common stock, now owned or subsequently acquired, or its exchangeable limited partnership units in BGC Holdings, into shares of BGC Class B common stock. As of June 30, 2019, Cantor and CFGM do not own any shares of BGC Class A common stock.

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

On December 13, 2017, the Amended and Restated BGC Holdings Partnership Agreement was amended and restated a second time to include prior standalone amendments and to make certain other changes related to the Separation. The Second Amended and Restated BGC Holdings Partnership Agreement, among other things, reflects changes resulting from the division in the Separation of BGC Holdings into BGC Holdings and Newmark Holdings, including:

•

an apportionment of the existing economic attributes (including, among others, capital accounts and post-termination payments) of each BGC Holdings LPU outstanding immediately prior to the Separation between such Legacy BGC Holdings Unit and the fraction of a Newmark Holdings LPU issued in the Separation in respect of such Legacy BGC Holdings Unit, based on the relative value of BGC and Newmark as of after the Newmark IPO;

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

We currently have in place an effective equity shelf Registration Statement on Form S-3 with respect to the issuance and sale of up to 20 million shares of our Class A common stock from time to time on a delayed or continuous basis. On April 12, 2017, we entered into a CEO sales agreement with CF&Co, pursuant to which we may offer and sell up to an aggregate of 20 million shares of our Class A common stock. On March 9, 2018, we entered into the March 2018 Sales Agreement, pursuant to which we may offer and sell up to an aggregate of $300.0 million of shares of Class A common stock. Proceeds from shares of our Class A common stock sold under this CEO sales agreement may be used for redemptions of limited partnership interests in BGC Holdings, as well as for general corporate purposes, including acquisitions and the repayment of debt. CF&Co is a wholly-owned subsidiary of Cantor and an affiliate of us. Under these sales agreements, we have agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. For additional information on the Company’s CEO sales agreements, see Note 13—“Related Party Transactions.”

As of June 30, 2019, we have issued and sold 17,401,431 shares of Class A common stock, (or $209.8 million), under the March 2018 Sales Agreement. As of June 30, 2018, we had sold all 20 million shares of BGC Class A common stock under the Form S-3 Registration Statement pursuant to the April 2017 Sales Agreement. We intend to use the net proceeds of any shares of BGC Class A common stock sold for general corporate purposes for potential acquisitions, redemptions of LPUs and FPUs in BGC Holdings and Newmark Holdings and repurchases of shares of Class A common stock from partners, executive officers and other employees of ours or our subsidiaries and of Cantor and its affiliates. Certain of such partners will be expected to use the proceeds from such sales to repay outstanding loans issued by, or credit enhanced by, Cantor, or BGC Holdings. In addition to general corporate purposes, these sales along with our share buy-back authorization are designed as a planning device in order to facilitate the redemption process. Going forward, we may redeem units and reduce our fully diluted share count under our repurchase authorization or later sell Class A shares under this agreement.

Further, we have an effective registration statement on Form S-4 (the “Form S-4 Registration Statement”), with respect to the offer and sale of up to 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of June 30, 2019, we have issued an aggregate of 13.3 million shares of BGC Class A common stock under the Form S-4 Registration Statement. We also have an effective shelf Registration Statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of our Class A common stock under the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan. As of June 30, 2019, we have issued 0.5 million shares of BGC Class A common stock under the Dividend Reinvestment and Stock Purchase Plan.

Our Compensation Committee may grant stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other equity-based awards, including to provide exchange rights for shares of our Class A common stock upon exchange of LPUs and FPUs. On June 22, 2016, at our Annual Meeting of Stockholders, our stockholders approved our Seventh Amended and Restated Long Term Incentive Plan to increase from 350 million to 400 million the aggregate number of shares of our Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. As of June 30, 2019, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 148.1 million shares of the Company’s Class A common stock.

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

CONTINGENT PAYMENTS RELATED TO ACQUISITIONS

The Company has completed acquisitions whose purchase price included an aggregate of 2.7 million shares of the Company’s Class A common stock (with an acquisition date fair value of $12.0 million), 2.4 million LPUs (with an acquisition date fair value of $10.1 million) and $36.4 million in cash that may be issued contingent on certain targets being met through 2021.

As of June 30, 2019, the Company has issued 0.8 million shares of its Class A common stock, 1.0 million LPUs and $12.7 million in cash related to such contingent payments.

As of June 30, 2019, 2.0 million shares of the Company’s Class A common stock, 0.3 million LPUs and $21.9 million in cash remain to be issued if the targets are met, net of forfeitures and other adjustments.

DERIVATIVE SUIT

On October 5, 2018, Roofers Local 149 Pension Fund filed a putative derivative complaint in the Delaware Chancery Court captioned Roofers Local 149 Pension Fund vs. Howard Lutnick, et al. (Case No. 2018-0722) on behalf of BGC alleging breaches of fiduciary duty against (i) the members of the Board, (ii) Howard Lutnick, CFGM, and Cantor as controlling stockholders of BGC, and (iii) Howard Lutnick as an officer of BGC. The complaint challenges the transactions by which BGC (i) purchased Berkeley from CCRE for $875 million and (ii) committed to invest $100 million for a 27% interest in CCRE’s remaining commercial mortgage-backed security business (collectively, the “Transaction”). Among other things, the complaint alleges that (i) the price BGC paid in connection with the Transaction was unfair, (ii) the process leading up to the Transaction was unfair, and (iii) the members of the special committee of the Board of Directors of the Company were not independent. It seeks to recover for the Company unquantified damages, disgorgement of any payments received by defendants, and attorneys' fees.

A month later, on November 5, 2018, the same plaintiffs’ firm filed an identical putative derivative complaint against the same defendants seeking the same relief on behalf of a second client, Northern California Pipe Trades Trust Funds. The cases have been consolidated into a single action, captioned In re BGC Partners, Inc. Derivative Litigation (Consolidated C.A. No. 2018-0722-AGB).

On December 17, 2018, all defendants filed motions to dismiss on the basis that the plaintiffs failed to make a demand on the BGC board and such demand would not have been futile.  In response, in February of 2019, Plaintiffs filed a motion for leave to amend both complaints, requesting that the Court allow them to supplement their allegations, which the Court granted. The amended complaint attempts to address the deficiencies noted in defendants’ motion to dismiss, but alleges the same purported violations as the previous version submitted to the Court, raises no new claims, and seeks identical relief.  On March 19, 2019, all defendants filed motions to dismiss the amended complaints, again on demand futility grounds. Oral argument on defendants’ motions to dismiss was held on June 6, 2019, though no decision has been issued.

The Company strongly believes that the allegations pled against the defendants which comprise the lawsuits are without merit and intends to defend against them vigorously if the Court permits the case to go forward. However, as in any litigated matter, the outcome cannot be determined with certainty.

PURCHASE OF LIMITED PARTNERSHIP INTERESTS

Cantor has the right to purchase limited partnership interests (Cantor units) from BGC Holdings upon redemption of non-exchangeable FPUs redeemed by BGC Holdings upon termination or bankruptcy of the Founding/Working Partner. In addition, pursuant to Article Eight, Section 8.08, of the Second Amended and Restated BGC Holdings Limited Partnership Agreement (previously the sixth amendment) and Article Eight, Section 8.08, of the Newmark Holdings Limited Partnership Agreement, where either current, terminating, or terminated partners are permitted by the Company to exchange any portion of their FPUs and Cantor consents to such exchangeability, the Company shall offer to Cantor the opportunity for Cantor to purchase the same number of new exchangeable limited partnership interests (Cantor units) in BGC Holdings at the price that Cantor would have paid for the FPUs had the Company redeemed them. Any such Cantor units purchased by Cantor are currently exchangeable for up to 23,613,420 shares of BGC Class B common stock or, at Cantor’s election or if there are no such additional shares of BGC Class B common stock, shares of BGC Class A common stock, in each case on a one-for-one basis (subject to customary anti-dilution adjustments).

 As of June 30, 2019, there were 1,475,950 FPUs in BGC Holdings remaining, which the partnerships had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

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

GUARANTEE AGREEMENT FROM CF&CO

Under rules adopted by the CFTC, all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the NFA and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. Our European-based brokers engage from time to time in interest rate swap transactions with U.S.-based counterparties, and therefore we are subject to the CFTC requirements. CF&Co has entered into guarantees on our behalf (and on behalf of GFI), and we are required to indemnify CF&Co for the amounts, if any, paid by CF&Co on our behalf pursuant to this arrangement. During the three and six months ended June 30, 2019, the Company recorded fees of $31.3 thousand and $62.5 thousand, respectively, with respect to these guarantees.

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

In the purchase agreement, Cantor agreed, subject to certain exceptions, not to solicit certain senior executives of Lucera’s business and was granted the right to be a customer of Lucera’s businesses on the best terms made available to any other customer. The aggregate purchase price paid by the Company to Cantor consisted of $24.2 million in cash plus a $4.8 million post-closing adjustment. The Company previously had a 20% ownership interest in Lucera and accounted for its investment using the equity method. The transaction has been accounted for as a transaction between entities under common control.

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

On March 11, 2018, as part of 2017 year-end compensation, the BGC Compensation Committee authorized the Company to issue Mr. Lutnick $30.0 million of our Class A common stock, less applicable taxes and withholdings, based on a price of $14.33 per share, which was the closing price of our Class A common stock on the trading day prior to the date of issuance, which resulted in the net issuance of 979,344 shares of our Class A common stock. In exchange, the following equivalent units were redeemed and cancelled: an aggregate of 2,348,479 non-exchangeable LPUs of BGC Holdings consisting of 1,637,215 non-exchangeable BGC Holdings PSUs and 711,264 BGC Holdings PPSUs, having various determination prices per unit based on the date of the grant, and associated non-exchangeable LPUs of Newmark Holdings consisting of 774,566 of non-exchangeable Newmark Holdings PSUs and 336,499 of non-exchangeable Newmark Holdings PPSUs.

MARKET SUMMARY

The following table provides certain volume and transaction count information for the quarterly periods indicated:

	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Notional Volume (in billions)
Total Fully Electronic volume	$5,826	$6,703	$5,738	$5,381	$6,029
Total Hybrid volume	66,619	68,826	89,435	70,739	74,202
Total Fully Electronic and Hybrid volume	$72,445	$75,529	$95,173	$76,120	$80,231
Transaction Count (in thousands, except for days)
Total Fully Electronic transactions	2,856	2,810	2,910	2,547	2,682
Total Hybrid transactions	1,283	1,265	1,191	1,121	1,252
Total Fully Electronic and Hybrid transactions	4,139	4,075	4,101	3,668	3,934
Trading days	63	61	64	63	62

Note: Certain information may have been recast with current estimates to reflect changes in reporting methodology. Such revisions have no impact on the Company’s revenues or earnings.

Fully Electronic volume, including new products, was $5.8 trillion for the three months ended June 30, 2019, compared to $6.0 trillion for the three months ended June 30, 2018. Our Hybrid volume for the three months ended June 30, 2019 was $66.6 trillion, compared to $74.2 trillion for the three months ended June 30, 2018.

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

Restricted Stock Units: We account for equity-based compensation under the fair value recognition provisions of the U.S. GAAP guidance. RSUs provided to certain employees are accounted for as equity awards, and in accordance with the U.S. GAAP, we are required to record an expense for the portion of the RSUs that is ultimately expected to vest. Further, forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Because assumptions are used in estimating employee turnover and associated forfeiture rates, actual results may differ from our estimates under different assumptions or conditions.

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

Limited Partnership Units: LPUs in BGC Holdings and Newmark Holdings are generally held by employees. Generally, such units receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. Our Preferred Units are not entitled to participate in partnership distributions other than with respect to a distribution at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation. The quarterly allocations of net income to such LPUs are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our unaudited condensed consolidated statements of operations.

Certain of these LPUs entitle the holders to receive post-termination payments equal to the notional amount in four equal yearly installments after the holder’s termination. These LPUs are accounted for as post-termination liability awards under the U.S. GAAP. Accordingly, we recognize a liability for these units on our consolidated statements of financial condition as part of “Accrued compensation” for the amortized portion of the post-termination payment amount, based on the current fair value of the expected future cash payout. We amortize the post-termination payment amount, less an expected forfeiture rate, over the vesting period, and record an expense for such awards based on the change in value at each reporting period in our unaudited condensed consolidated statements of operations as part of “Compensation and employee benefits.”

Certain LPUs are granted exchangeability into Class A common stock on a one-for-one basis (subject to adjustment). At the time exchangeability is granted, we recognize an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our unaudited condensed consolidated statements of operations. During the three months ended June 30, 2019 and 2018, we incurred compensation expense of $36.2 million and $36.5 million, respectively, related to LPUs and issuance of common stock. During the six months ended June 30, 2019 and 2018, we incurred compensation expense of $42.2 million and $71.0 million, respectively, related to LPUs and issuance of common stock.

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

As of June 30, 2019 and December 31, 2018, the aggregate balance of employee loans, net of reserve, was $259.4 million and $216.9 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our unaudited condensed consolidated statements of financial condition. Compensation expense for the above-mentioned employee loans for the three months ended June 30, 2019 and 2018 was $7.4 million and $4.0 million, respectively. Compensation expense for the above-mentioned employee loans for the six months ended June 30, 2019 and 2018 was $14.0 million and $5.5 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our unaudited condensed consolidated statements of operations.

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

Income Taxes

We account for income taxes using the asset and liability method as prescribed in the U.S. GAAP guidance, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to basis differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Certain of our entities are taxed as U.S. partnerships and are subject to UBT in the City of New York. Therefore, the tax liability or benefit related to the partnership income or loss except for UBT rests with the partners (see Note 2—“Limited Partnership Interests in BGC Holdings” for a discussion of partnership interests), rather than the partnership entity. As such, the partners’ tax liability or benefit is not reflected in our unaudited condensed consolidated financial statements. The tax-related assets, liabilities, provisions or benefits included in our unaudited condensed consolidated financial statements also reflect the results of the entities that are taxed as corporations, either in the U.S. or in foreign jurisdictions.

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

The Tax Cut and Jobs Act was enacted on December 22, 2017, which includes the global intangible low-taxed income, GILTI, provision.  This provision requires inclusion in the Company’s U.S. income tax return the earnings of certain foreign subsidiaries. The Company has elected to treat taxes associated with the GILTI provision as a current period expense when incurred (the period cost method) and thus has not recorded deferred taxes for basis differences under this regime.

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

DIVIDEND POLICY

Our Board has authorized a dividend policy which provides that we expect to pay a quarterly cash dividend to our common stockholders based on at least 75% of our post-tax Adjusted Earnings per fully diluted share. Our Board declared a dividend of $0.14 per share for the second quarter of 2019. The balance of any remaining Adjusted Earnings will be available to repurchase shares of our Class A common stock or redeem or purchase BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners and others. Please see below for a detailed definition of post-tax Adjusted Earnings per fully diluted share.

Our Board and our Audit Committee have authorized repurchases of shares of our Class A common stock and redemptions or purchase of BGC Holdings limited partnership interests or other equity interests in us or in subsidiaries, from Cantor, our executive officers, other employees, partners and others. On August 1, 2018, our Board renewed and increased the authorization to $300 million. As of June 30, 2019, we had approximately $257.3 million remaining under this authorization and may continue to actively make repurchases or purchases, or cease to make such repurchases or purchases, from time to time.

We expect to pay such dividends, if and when declared by our Board, on a quarterly basis. The dividend to our common stockholders is expected to be calculated based on post-tax Adjusted Earnings allocated to us and generated over the fiscal quarter ending prior to the record date for the dividend. No assurance can be made, however, that a dividend will be paid each quarter.

The declaration, payment, timing and amount of any future dividends payable by us will be at the sole discretion of our Board. We are a holding company, with no direct operations, and therefore we are able to pay dividends only from our available cash on hand and funds received from distributions from BGC U.S. OpCo and BGC Global OpCo. Our ability to pay dividends may also be limited by regulatory considerations as well as by covenants contained in financing or other agreements. In addition, under Delaware law, dividends may be payable only out of surplus, which is our net assets minus our capital (as defined under Delaware law), or, if we have no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Accordingly, any unanticipated accounting, tax, regulatory or other charges against net income may adversely affect our ability to declare and pay dividends. While we intend to declare and pay dividends quarterly, there can be no assurance that our Board will declare dividends at all or on a regular basis or that the amount of our dividends will not change.

Non-GAAP Financial Measures

BGC uses non-GAAP financial measures that differ from the most directly comparable measures calculated and presented in accordance with U.S. GAAP. Non-GAAP financial measures used by the Company include, but are not limited to, “Adjusted Earnings before noncontrolling interests and taxes”, which is used interchangeably with “pre-tax Adjusted Earnings”; and “Post-tax Adjusted Earnings to fully diluted shareholders”, which is used interchangeably with “post-tax Adjusted Earnings.”

Adjusted Earnings Defined

BGC uses non-GAAP financial measures including, but not limited to, “Adjusted Earnings before noncontrolling interests and taxes” and “Post-tax Adjusted Earnings to fully diluted shareholders,” which are supplemental measures of operating results used by management to evaluate the financial performance of the Company and its consolidated subsidiaries. BGC believes that Adjusted Earnings best reflect the operating earnings generated by the Company on a consolidated basis and are the earnings which management considers when managing its business.

As compared with “Income (loss) from continuing operations before income taxes” and “Net income (loss) from continuing operations for fully diluted shares,” both prepared in accordance with U.S. GAAP, Adjusted Earnings calculations primarily exclude certain non-cash items and other expenses that generally do not involve the receipt or outlay of cash by the Company and/or which do not dilute existing stockholders. In addition, Adjusted Earnings calculations exclude certain gains and charges that management believes do not best reflect the ordinary results of BGC. Adjusted Earnings is calculated by taking the most comparable U.S. GAAP measures and making adjustments for certain items with respect to compensation expenses, non-compensation expenses, and other income, as discussed below.

Equity-based Compensation and Allocations of Net Income to Limited Partnership Units and FPUs

BGC has changed the U.S. GAAP line item formerly known as “Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock” to “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the Company’s unaudited condensed consolidated statements of operations. The change resulted in the reclassification of amortization charges related to equity-based awards such as REUs and RSUs from U.S. GAAP “Compensation and employee benefits” to “Equity-based compensation and allocations of net income to limited partnership units and FPUs”. This change in presentation had no impact on the Company’s U.S. GAAP “Total compensation and employee benefits” nor U.S. GAAP “Total expenses”. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Calculations of Compensation Adjustments for Adjusted Earnings

The Company’s Adjusted Earnings measure excludes all U.S. GAAP charges included in the line item “Equity-based compensation and allocations of net income to limited partnership units and FPUs” (or “equity-based compensation” for purposes of defining the Company’s non-GAAP results) as recorded on the Company’s U.S. GAAP Consolidated Statements of Operations and U.S. GAAP Consolidated Statements of Cash Flows.

These U.S. GAAP equity-based compensation charges reflect the following items:

•

Charges with respect to grants of exchangeability, which reflect the right of holders of LPUs with no capital accounts, such as LPUs and PSUs, to exchange these units into shares of common stock, or into partnership units with capital accounts, such as HDUs, as well as cash paid with respect to taxes withheld or expected to be owed by the unit holder upon such exchange. The withholding taxes related to the exchange of certain non-exchangeable units without a capital account into either common shares or units with a capital account may be funded by the redemption of preferred units such as PPSUs.

•

Charges with respect to preferred units. Any preferred units would not be included in the Company’s fully diluted share count because they cannot be made exchangeable into shares of common stock and are entitled only to a fixed distribution. Preferred units are granted in connection with the grant of certain LPUs that may be granted exchangeability at ratios designed to cover any withholding taxes expected to be paid by the unit holder upon exchange. This is an alternative to the common practice among public companies of issuing the gross amount of shares to employees, subject to cashless withholding of shares, to pay applicable withholding taxes.

•

U.S. GAAP equity-based compensation charges with respect to the grant of an offsetting amount of common stock or partnership units with capital accounts in connection with the redemption of non-exchangeable units, including PSUs and LPUs.

•	Charges related to amortization of RSUs and LPUs.
•	Charges related to grants of equity awards, including common stock or partnership units with capital accounts.
•	Allocations of net income to LPUs and FPUs. Such allocations represent the pro-rata portion of post-tax U.S. GAAP earnings available to such unit holders.

The amount of certain quarterly equity-based compensation charges are based upon the Company’s estimate of such expected charges during the annual period, as described further below under “Methodology for Calculating Adjusted Earnings Taxes.”

Virtually all of BGC’s key executives and producers have equity or partnership stakes in the Company and its subsidiaries and generally receive deferred equity or LPUs as part of their compensation. A significant percentage of BGC’s fully diluted shares are owned by its executives, partners and employees. The Company issues LPUs as well as other forms of equity-based compensation, including grants of exchangeability into shares of common stock, to provide liquidity to its employees, to align the interests of its employees and management with those of common stockholders, to help motivate and retain key employees, and to encourage a collaborative culture that drives cross-selling and revenue growth.

All share equivalents that are part of the Company’s equity-based compensation program, including REUs, PSUs, LPUs, HDUs, and other units that may be made exchangeable into common stock, as well as RSUs (which are recorded using the treasury stock method), are included in the fully diluted share count when issued or at the beginning of the subsequent quarter after the date of grant. Generally, LPUs other than Preferred Units are expected to be paid a pro-rata distribution based on BGC’s calculation of Adjusted Earnings per fully diluted share.

Compensation charges are also adjusted for certain other non-cash items, including those related to the amortization of GFI employee forgivable loans granted prior to the closing of the January 11, 2016 back-end merger with GFI.

Calculation of Non-Compensation Adjustments for Adjusted Earnings

Adjusted Earnings calculations may also exclude items such as:

•	Non-cash U.S. GAAP charges related to the amortization of intangibles with respect to acquisitions;
•	Acquisition related costs;
•	Certain non-cash charges of amortized rents;
•	Non-cash U.S. GAAP asset impairment charges; and
•	Various other U.S. GAAP items that management views as not reflective of the Company’s underlying performance.

Calculation of Adjustments for Other (income) losses for Adjusted Earnings

Adjusted Earnings calculations also exclude certain other non-cash, non-dilutive, and/or non-economic items, which may, in some periods, include:

•	Gains or losses on divestitures;
•	Fair value adjustment of investments;
•	Certain other U.S. GAAP items, including gains or losses related to BGC’s investments accounted for under the equity method; and
•	Any unusual, one-time, non-ordinary, or non-recurring gains or losses.

Methodology for Calculating Adjusted Earnings Taxes

Although Adjusted Earnings are calculated on a pre-tax basis, BGC also reports post-tax Adjusted Earnings to fully diluted shareholders. The Company defines post-tax Adjusted Earnings to fully diluted shareholders as pre-tax Adjusted Earnings reduced by the non-GAAP tax provision described below and net income (loss) attributable to noncontrolling interest for Adjusted Earnings.

 The Company calculates its tax provision for post-tax Adjusted Earnings using an annual estimate similar to how it accounts for its income tax provision under U.S. GAAP. To calculate the quarterly tax provision under U.S. GAAP, BGC estimates its full fiscal year U.S. GAAP income (loss) from continuing operations before income taxes and noncontrolling interests in subsidiaries and the expected inclusions and deductions for income tax purposes, including expected equity-based compensation during the annual period. The resulting annualized tax rate is applied to BGC’s quarterly U.S. GAAP income (loss) from operations before income taxes and noncontrolling interests in subsidiaries. At the end of the annual period, the Company updates its estimate to reflect the actual tax amounts owed for the period.

 To determine the non-GAAP tax provision, BGC first adjusts pre-tax Adjusted Earnings by recognizing any, and only, amounts for which a tax deduction applies under applicable law. The amounts include charges with respect to equity-based compensation; certain charges related to employee loan forgiveness; certain net operating loss carryforwards when taken for statutory purposes; and certain charges related to tax goodwill amortization. These adjustments may also reflect timing and measurement differences, including treatment of employee loans; changes in the value of units between the dates of grants of exchangeability and the date of actual unit exchange; variations in the value of certain deferred tax assets; and liabilities and the different timing of permitted deductions for tax under U.S. GAAP and statutory tax requirements.

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

 BGC incurs income tax expenses based on the location, legal structure and jurisdictional taxing authorities of each of its subsidiaries. Certain of the Company’s entities are taxed as U.S. partnerships and are subject to the UBT in New York City. Any U.S. federal and state income tax liability or benefit related to the partnership income or loss, with the exception of UBT, rests with the unit holders rather than with the partnership entity. The Company’s consolidated financial statements include U.S. federal, state and local income taxes on the Company’s allocable share of the U.S. results of operations. Outside of the U.S., BGC is expected to operate principally through subsidiary corporations subject to local income taxes. For these reasons, taxes for Adjusted Earnings are expected to be presented to show the tax provision the consolidated Company would expect to pay if 100 percent of earnings were taxed at global corporate rates.

Calculations of Pre- and Post-Tax Adjusted Earnings per Share

BGC’s Pre- and Post-tax Adjusted Earnings per share calculations assume either that:

•	The fully diluted share count includes the shares related to any dilutive instruments, but excludes the associated expense, net of tax, when the impact would be dilutive; or
•	The fully diluted share count excludes the shares related to these instruments, but includes the associated expense, net of tax.

The share count for Adjusted Earnings excludes certain shares and share equivalents expected to be issued in future periods but not yet eligible to receive dividends and/or distributions. Each quarter, the dividend payable to BGC’s stockholders, if any, is expected to be determined by the Company’s Board of Directors with reference to a number of factors, including post-tax Adjusted Earnings per share. BGC may also pay a pro-rata distribution of net income to LPUs, as well as to Cantor for its noncontrolling interest. The amount of this net income, and therefore of these payments per unit, would be determined using the above definition of Adjusted Earnings per share on a pre-tax basis.

 The declaration, payment, timing and amount of any future dividends payable by the Company will be at the discretion of its Board of Directors using the fully diluted share count.

 Management Rationale for Using Adjusted Earnings

BGC’s calculation of Adjusted Earnings excludes the items discussed above because the Company views doing so as a better reflection of BGC’s ongoing operations. Management uses Adjusted Earnings in part to help it evaluate, among other things, the overall performance of the Company’s business, to make decisions with respect to the Company’s operations, and to determine the amount of dividends payable to common stockholders and distributions payable to holders of LPUs. Dividends payable to common stockholders and distributions payable to holders of LPUs are included within “Dividends to stockholders” and “Earnings distributions to limited partnership interests and noncontrolling interests,” respectively, in our unaudited condensed consolidated statements of cash flows.

The term “Adjusted Earnings” should not be considered in isolation or as an alternative to U.S. GAAP net income (loss). The Company views Adjusted Earnings as a metric that is not indicative of liquidity, or the cash available to fund its operations, but rather as a performance measure. Pre- and post-tax Adjusted Earnings, as well as related measures, are not intended to replace the Company’s presentation of its U.S. GAAP financial results. However, management believes that these measures help provide investors with a clearer understanding of BGC’s financial performance and offer useful information to both management and investors regarding certain financial and business trends related to the Company’s financial condition and results of operations. Management believes that the U.S. GAAP and Adjusted Earnings measures of financial performance should be considered together.

For more information regarding Adjusted Earnings, see the sections of the Company’s most recent financial results press release titled “Reconciliation of GAAP Income (Loss) from Continuing Operations before Income Taxes to Adjusted Earnings from Continuing

Operations and GAAP Fully Diluted EPS from Continuing Operations to Post-Tax Adjusted EPS from Continuing Operations,” including the related footnotes, for details about how BGC’s non-GAAP results are reconciled to those under U.S. GAAP.

OUR ORGANIZATIONAL STRUCTURE

Stock Ownership

As of June 30, 2019, there were 297,871,034 shares of our Class A common stock outstanding. On June 21, 2017, Cantor pledged 10,000,000 shares of our Class A common stock in connection with a partner loan program. On November 23, 2018, those Class A shares were converted into 10,000,000 shares of our Class B common stock and remain pledged in connection with the partner loan program. On November 23, 2018, BGC Partners issued 10,323,366 shares of BGC Partners Class B common stock to Cantor and 712,907 shares of BGC Partners Class B common stock to CFGM, an affiliate of Cantor, in each case in exchange for shares of our Class A common stock from Cantor and CFGM, respectively, on a one-to-one basis pursuant to Cantor’s and CFGM’s right to exchange such shares under the letter agreement, dated as of June 5, 2015, by and between BGC Partners and Cantor. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Partners by Cantor or CFGM for the Class B Issuance. The Class B Issuance was exempt from registration pursuant to Section 3(a)(9) of the Securities Act. As of June 30, 2019, Cantor and CFGM did not own any shares of our Class A common stock. Each share of Class A common stock is entitled to one vote on matters submitted to a vote of our stockholders.

In addition, as of June 30, 2019, Cantor and CFGM held 45,884,380 shares of our Class B common stock (which represents all of the outstanding shares of our Class B common stock), representing approximately 60.6% of our voting power on such date. Each share of Class B common stock is generally entitled to the same rights as a share of Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to ten votes. The Class B common stock generally votes together with the Class A common stock on all matters submitted to a vote of our stockholders.

Through June 30, 2019, Cantor has distributed to its current and former partners an aggregate of 20,836,626 shares of our Class A common stock, consisting of (i) 19,372,634 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on April 1, 2008 (the “April 2008 distribution rights shares”), and (ii) 1,463,992 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions (the “February 2012 distribution rights shares”). As of June 30, 2019, Cantor is still obligated to distribute to its current and former partners an aggregate of 15,770,345 shares of our Class A common stock, consisting of 13,999,110 April 2008 distribution rights shares and 1,771,235 February 2012 distribution rights shares.

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

BGC Partners, Inc. Partnership Structure

We are a holding company with no direct operations, and our business is operated through two operating partnerships, BGC U.S. OpCo, which holds our U.S. businesses, and BGC Global OpCo, which holds our non-U.S. businesses. The limited partnership interests of the two operating partnerships are held by us and BGC Holdings, and the limited partnership interests of BGC Holdings are currently held by LPU holders, Founding Partners, and Cantor. We hold the BGC Holdings general partnership interest and the BGC Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of BGC Holdings, and serve as the general partner of BGC Holdings, which entitles us to control BGC Holdings. BGC Holdings, in turn, holds the BGC U.S. OpCo general partnership interest and the BGC U.S. OpCo special voting limited partnership interest, which entitle the holder thereof to remove and appoint the general partner of BGC U.S. OpCo, and the BGC Global OpCo general partnership interest and the BGC Global OpCo special voting limited partnership interest, which entitle the holder thereof to remove and appoint the general partner of BGC Global OpCo, and serves as the general partner of BGC U.S. OpCo and BGC Global OpCo, all of which entitle BGC Holdings (and thereby us) to control each of BGC U.S. OpCo and BGC Global OpCo. BGC Holdings holds its BGC Global OpCo general partnership interest through a company incorporated in the Cayman Islands, BGC Global Holdings GP Limited.

As noted above, we are in process of conducting a study to simplify BGC’s organizational structure and are considering restructuring our partnership into a corporation.

As of June 30, 2019, we held directly and indirectly, through wholly owned subsidiaries, BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests consisting of 343,755,414 units and 343,755,414 units, representing approximately 67.5% of the outstanding limited partnership interests in both BGC U.S. OpCo and BGC Global OpCo. As of that date, BGC Holdings held

BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests consisting of 165,378,435 units and 165,378,435 units, representing approximately 32.5% of the outstanding limited partnership interests in both BGC U.S. OpCo and BGC Global OpCo.

LPU holders, Founding Partners, and Cantor directly hold BGC Holdings limited partnership interests. Since BGC Holdings in turn holds BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests, LPU holders, Founding Partners, and Cantor indirectly have interests in BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests. Further, in connection with the Separation and Distribution Agreement, limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests who at that time held a BGC Holdings limited partnership interest received a corresponding Newmark Holdings limited partnership interest, equal in number to a BGC Holdings limited partnership interest divided by 2.2 (i.e., 0.454545 of a unit in Newmark Holdings). Accordingly, existing partners at the time of the Separation in BGC Holdings are also partners in Newmark Holdings and hold corresponding units issued at the applicable ratio. Thus, such partners now also have an indirect interest in Newmark OpCo.

As of June 30, 2019, excluding Preferred Units and NPSUs described below, outstanding BGC Holdings partnership interests included 112,956,815 LPUs, 12,482,812 FPUs and 52,362,964 Cantor units.

We may in the future effect additional redemptions of BGC Holdings LPUs and FPUs, and concurrently grant shares of our Class A common stock. We may also continue our earlier partnership restructuring programs, whereby we redeemed or repurchased certain LPUs and FPUs in exchange for new units, grants of exchangeability for our Class A common stock or cash and, in many cases, obtained modifications or extensions of partners’ employment arrangements. We also generally expect to continue to grant exchange rights with respect to outstanding non-exchangeable LPUs and FPUs, and to repurchase BGC Holdings partnership interests from time to time, including from Cantor, our executive officers, and other employees and partners, unrelated to our partnership restructuring programs.

Cantor units in BGC Holdings are generally exchangeable for up to 23,613,420 shares of our Class B common stock (or, at Cantor’s option or if there are no such additional authorized but unissued shares of our Class B common stock, our Class A common stock) on a one-for-one basis (subject to adjustments). Upon certain circumstances, Cantor may have the right to acquire additional Cantor units in connection with the redemption of or grant of exchangeability to certain non-exchangeable BGC Holdings FPUs owned by persons who were previously Cantor partners prior to our 2008 acquisition of the BGC business from Cantor. Cantor has exercised this right from time to time.

As of June 30, 2019, there were 1,475,950 FPUs remaining which BGC Holdings, had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

In order to facilitate partner compensation and for other corporate purposes, the BGC Holdings limited partnership agreement provides for Preferred Units, which are Working Partner units that may be awarded to holders of, or contemporaneous with the grant of, PSUs, PSIs, PSEs, LPUs, APSUs, APSIs, APSEs, REUs, RPUs, AREUs, and ARPUs. These Preferred Units carry the same name as the underlying unit, with the insertion of an additional “P” to designate them as Preferred Units.

Such Preferred Units may not be made exchangeable into our Class A common stock and accordingly will not be included in the fully diluted share count. Each quarter, the net profits of BGC Holdings are allocated to such Units at a rate of either 0.6875% (which is 2.75% per calendar year) of the allocation amount assigned to them based on their award price, or such other amount as set forth in the award documentation, before calculation and distribution of the quarterly Partnership distribution for the remaining Partnership units. The Preferred Units will not be entitled to participate in Partnership distributions other than with respect to the Preferred Distribution. As of June 30, 2019, there were 23,846,341 such units granted and outstanding in BGC Holdings.

On June 5, 2015, we entered into an agreement with Cantor providing Cantor, CFGM and other Cantor affiliates entitled to hold our Class B common stock the right to exchange from time to time, on a one-to-one basis, subject to adjustment, up to an aggregate of 34,649,693 shares of our Class A common stock now owned or subsequently acquired by such Cantor entities for up to an aggregate of 34,649,693 shares of our Class B common stock. Such shares of our Class B common stock, which currently can be acquired upon the exchange of exchangeable LPUs owned in our Holdings, are already included in the Company’s fully diluted share count and will not increase Cantor’s current maximum potential voting power in the common equity. The Exchange Agreement will enable the Cantor entities to acquire the same number of shares of our Class B common stock that they are already entitled to acquire without having to exchange their exchangeable LPUs in our Holdings.

Under the Exchange Agreement, Cantor and CFGM have the right to exchange shares of our Class A common stock owned by them for the same number of shares of our Class B common stock. As of June 30, 2019, Cantor and CFGM do not own any shares of our Class A common stock. Cantor and CFGM would also have the right to exchange any shares of our Class A common stock subsequently acquired by either of them for shares of our Class B common stock, up to 23,613,420 shares of our Class B common stock.

We and Cantor have agreed that any shares of our Class B common stock issued in connection with the Exchange Agreement would be deducted from the aggregate number of shares of our Class B common stock that may be issued to the Cantor entities upon exchange of exchangeable LPUs in BGC Holdings. Accordingly, the Cantor entities will not be entitled to receive any more shares of our Class B common stock under this agreement than they were previously eligible to receive upon exchange of exchangeable LPUs.

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

On December 13, 2017, the Amended and Restated BGC Holdings Partnership Agreement was amended and restated a second time to include prior standalone amendments and to make certain other changes related to the Separation. The Second Amended and Restated BGC Holdings Partnership Agreement, among other things, reflects changes resulting from the division in the Separation of BGC Holdings into BGC Holdings and Newmark Holdings, including:

•

an apportionment of the existing economic attributes (including, among others, capital accounts and post-termination payments) of each BGC Holdings LPU outstanding immediately prior to the Separation between such Legacy BGC Holdings Unit and the 0.454545 of a Newmark Holdings LPU issued in the Separation in respect of each such Legacy BGC Holdings Unit, based on the relative value of BGC and Newmark as of after the Newmark IPO; and

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

The following diagram illustrates our organizational structure as of June 30, 2019, following the Spin-Off. The diagram does not reflect the various subsidiaries of BGC, BGC U.S. OpCo, BGC Global OpCo, or Cantor, or the noncontrolling interests in our consolidated subsidiaries other than Cantor’s units in BGC Holdings.*

ben

CF Group Management Inc.
Cantor Limited Partners
Cantor
Public Stockholders
• Limited Partnership Interests (31.7% of economics of BGC Holdings)
• 10.3% indirect economic interest in BGC U.S. and BGC Global
• Class B common stock (13.3% of economics and 60.6% of voting power of BGC Partners, Inc.)
• 9.0% indirect economic interest in BGC U.S. and BGC Global
• Class A common stock (86.7% of economics and 39.4% of voting power of BGC Partners, Inc.)
• 58.5% indirect economic interest in BGC U.S. and BGC Global
BGC Partners, Inc.
• Limited Partnership Interests (67.5% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (67.5% of economics of BGC Global)
Limited Partnership Units and Founding/Working Partner Units
• Limited Partnership Interests (68.3% of economics of BGC Holdings)
• 22.2% indirect economic interest in BGC U.S. and BGC Global
BGC Holdings
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (32.5% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (32.5% of economics of BGC Global)
BGC U.S.
BGC Global

* Shares of our Class B common stock are convertible into shares of our Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor and CFGM converted all of their BGC Class B common stock into Class A common stock, Cantor would hold 13.1% of the voting power, CFGM would hold 0.2% of the voting power, and the public stockholders would hold 86.7% of the voting power (and Cantor and CFGM’s indirect economic interests in BGC U.S. and BGC Global would remain unchanged). The diagram does not reflect certain BGC Class A common stock and BGC Holdings partnership units as follows: (a) any shares of Class A common stock that may become issuable upon the conversion or exchange of any convertible or exchangeable debt securities that may in the future be sold under our shelf Registration Statement on Form S-3 (Registration No. 333-180331); (b) 23,846,341 Preferred Units granted and outstanding to BGC Holdings partners (see “BGC Partners, Inc. Partnership Structure” herein); and (c) 23,507,141 N Units granted and outstanding to BGC Holdings partners.

The diagram reflects Class A common stock and BGC Holdings partnership unit activity from January 1, 2019 through June 30, 2019 as follows: (a) an aggregate of 11,428,155 LPUs granted by BGC Holdings; (b) 861,639 shares of Class A common stock sold by us under the March 2018 Sales Agreement pursuant to our Registration Statement on Form S-3 (Registration No. 333-223550), but not the remaining $90.2 million of stock remaining for sale by us under such sales agreement; (c) 233,172 shares of Class A common stock repurchased by us; (d) 321,506 shares of Class A common stock issued for vested restricted stock units; (e) 499,449 shares of Class A common stock issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-169232), but not the 6,708,878 of such shares remaining available for issuance by us under such Registration Statement; (f) 93,285 shares issued by us under our Dividend Reinvestment and Stock Purchase Plan shelf Registration Statement on Form S-3 (Registration No. 333-173109), but not the 9,472,606 of such shares remaining available for issuance by us under shelf Registration Statement on Form S-3 (Registration No. 333-196999); (g) 5,415,336 terminated LPUs; (h) 343,484 repurchased LPUs; and (i) 6,418 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-175034), but not the 957,900 of such shares remaining available for sale by selling stockholders under such Registration Statement.

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

We also have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $12.8 million as of June 30, 2019. These include shares of common stock of Nasdaq that we received in exchange for a portion of our electronic benchmark Treasury platform and shares of common stock of ICE that we received in exchange for Trayport. Investments in marketable securities carry a degree of risk, as there can be no assurance that the marketable securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of marketable securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in marketable securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in marketable securities. See Note 10—“Marketable Securities” and Note 11—“Derivatives” to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these investments and related hedging activities.

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

Foreign Currency Risk

BGC Partners is exposed to risks associated with changes in FX rates. Changes in FX rates create volatility in the U.S. Dollar equivalent of the Company’s revenues and expenses. In addition, changes in the remeasurement of BGC Partners’ foreign currency denominated financial assets and liabilities are recorded as part of its results of operations and fluctuate with changes in foreign currency rates. BGC monitors the net exposure in foreign currencies on a daily basis and hedges its exposure as deemed appropriate with highly rated major financial institutions.

The majority of the Company’s foreign currency exposure is related to the U.S. Dollar versus the British Pound and the Euro. While our international results of operations, as measured in U.S. Dollars, are subject to FX fluctuations, we do not consider the related risk to be material to our results of operations. For the financial assets and liabilities denominated in the British Pound and Euro, including foreign currency hedge positions related to these currencies, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. Dollar, holding all other assumptions constant. The analysis identified the worst case scenario as the U.S. Dollar weakening against the Euro and the British Pound. If as of June 30, 2019, the U.S. Dollar had weakened against the Euro and the British Pound by 10%, the currency movements would have had an aggregate negative impact on our net income of approximately $0.8 million.

Interest Rate Risk

BGC Partners had $783.5 million in fixed-rate debt outstanding as of June 30, 2019. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. In addition, as of June 30, 2019, BGC Partners had $278.7 million of net borrowings outstanding under its revolving credit agreements. The interest rate on these borrowings is based on LIBOR.

Disaster Recovery

Our processes address disaster recovery concerns. We operate most of our technology from U.S. and U.K. primary data centers. Either site alone is typically capable of running all of our essential systems. Replicated instances of this technology are maintained in our redundant data centers.  Our data centers are generally built and equipped to best-practice standards of physical security with appropriate environmental monitoring and safeguards. Failover for the majority of our systems is automated.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman of the Board and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman of the Board and Chief Executive Officer and the Interim Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of June 30, 2019. Based on that evaluation, the Chairman of the Board and Chief Executive Officer and the Interim Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

During the three months ending June 30, 2019, there were no changes in our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 23, 2016, the U.K. held a referendum regarding continued membership in the EU. The exit from the EU is commonly referred to as Brexit. The Brexit vote passed by 51.9% to 48.1%. The referendum was non-binding. However, on March 29, 2017, the Prime Minister gave the European Council of the EU formal written notification of the U.K.’s intention to leave the EU, triggering a two-year withdrawal process under Article 50 of the Lisbon Treaty, which would have ended on March 29, 2019.

However, although the U.K. government and the EU negotiated a withdrawal agreement that was approved by the leaders of EU member states, the agreement failed to receive U.K. parliamentary approval. Rather than leaving the EU without an agreement (a so-called “Hard Brexit”) the U.K. and EU agreed for the U.K. to remain in the EU until October 31, 2019, with a review point in June 2019. During this period, the U.K. government will seek to end the Parliamentary impasse which could lead to the acceptance of the existing EU agreement or a new agreement with the EU. If any agreement is struck ahead of the deadline, the U.K. could leave the EU at that point in time (e.g. July 1 rather than October 31, 2019). In absence of an agreement, the U.K. government could try to seek a new extension (which would have to be agreed by the EU), decide not to leave the EU or opt for a Hard Brexit. In case of the latter, the trade relationship between the U.K. and the EU would be solely based on World Trade Organization terms, thereby hindering current levels of mutual market access. The U.K.’s strategy for negotiating a withdrawal agreement could change as a result of the appointment of a new Prime Minister in July 2019, which could result in a greater likelihood of a Hard Brexit.

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

Our indebtedness, which at June 30, 2019 was $1,067.4 million, may have important, adverse consequences to us and our investors, including:

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
•

it may increase the risk of a future downgrade of our credit ratings or otherwise impact our ability to obtain or maintain investment-grade credit ratings, which could increase future debt costs and limit the future availability of debt financing;

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

101

The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended June 30, 2019 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document.

104	Cover Page Interactive Data File (formatted as iXBRL with applicable taxonomy extension information contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended June 30, 2019 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Partners, Inc.

/ S / HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

/ S / SEAN A. WINDEATT
Name:	Sean A. Windeatt
Title:	Chief Operating Officer and Interim Chief Financial Officer

Date: August 8, 2019

[Signature page to the Quarterly Report on Form 10-Q for the period ended June 30, 2019 dated August 8, 2019.]