Form 10-Q
period 2019-09-30
BGC Partners, Inc.
filed 2019-11-08
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

On November 5, 2019, the registrant had 302,760,326 shares of Class A common stock, $0.01 par value, and 45,884,380 shares of Class B common stock, $0.01 par value, outstanding.

BGC PARTNERS, INC.

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms and phrases in this report:

TERM	DEFINITION

2019 Promissory Note

BGC U.S. OpCo’s $300.0 million principal amount promissory note, issued as of December 9, 2014 to the Company in relation to the 5.375% Senior Notes and assumed by Newmark OpCo in connection with the Separation, which was repaid on November 23, 2018

2042 Promissory Note

BGC U.S. OpCo’s $112.5 million principal amount promissory note, issued as of June 26, 2012 to the Company in relation to the 8.125% Senior Notes and assumed by Newmark OpCo in connection with the Separation, which was repaid on September 5, 2018

3.750% Senior Notes	The Company’s $300.0 million principal amount of 3.750% senior notes due 2024, issued on September 27, 2019

5.125% Senior Notes	The Company’s $300.0 million principal amount of 5.125% senior notes due 2021, issued on May 27, 2016

5.375% Senior Notes	The Company’s $300.0 million principal amount of 5.375% senior notes due 2019, issued on December 9, 2014, which were repaid on December 5, 2018

5.375% Senior Notes due 2023	The Company’s $450.0 million principal amount of 5.375% senior notes due 2023, issued on July 24, 2018

8.125% Senior Notes	The Company’s $112.5 million principal amount of 8.125% senior notes due 2042, issued on June 26, 2012, which were repaid on September 5, 2018

8.375% Senior Notes	The Company’s $240.0 million principal amount of GFI 8.375% senior notes due July 2018, assumed by BGC in connection with the GFI Merger, which were repaid on July 19, 2018

Adjusted Earnings

A non-GAAP financial measure used by the Company to evaluate financial performance; primarily excludes (i) certain non-cash items and other expenses that generally do not involve the receipt or outlay of cash and do not dilute existing stockholders, and (ii) certain gains and charges that management believes do not best reflect the ordinary results of BGC

April 2017 Sales Agreement	CEO sales agreement, by and between the Company and CF&Co, dated April 12, 2017, pursuant to which the Company offered and sold an aggregate of 20 million shares of BGC Class A common stock

Aqua	Aqua Securities L.P., an alternative electronic trading platform that offers new pools of block liquidity to the global equities markets and is a 49%-owned equity investment of the Company

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

Audit Committee	Audit Committee of the Board

Berkeley Point	Berkeley Point Financial LLC, a wholly-owned subsidiary of the Company acquired on September 8, 2017 and contributed to Newmark in the Separation

Berkeley Point Acquisition	Acquisition by the Company of all of the outstanding membership interests of Berkeley Point

Besso	Besso Insurance Group Limited, a wholly-owned subsidiary of the Company, acquired on February 28, 2017

BGC	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

BGC Class A common stock	BGC Partners Class A common stock, par value $0.01 per share

TERM	DEFINITION

BGC Class B common stock	BGC Partners Class B common stock, par value $0.01 per share

BGC Credit Agreement

Agreement between the Company and Cantor, dated March 19, 2018, that provides for each party or its subsidiaries to borrow up to $250.0 million as amended on August 6, 2018 to increase the facility to $400.0 million

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

BGC Holdings Distribution

Pro-rata distribution, pursuant to the Separation and Distribution Agreement, by BGC Holdings to its partners of all of the exchangeable limited partnership units of Newmark Holdings owned by BGC Holdings immediately prior to the distribution, completed on November 30, 2018

BGC OpCos	BGC U.S. OpCo and BGC Global OpCo, collectively

BGC Partners	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

BGC U.S. OpCo	BGC Partners, L.P., an operating partnership that is owned jointly by BGC and BGC Holdings and which holds the U.S. businesses of BGC

Board	Board of Directors of the Company

Brexit	Potential exit of the U.K. from the EU

Cantor	Cantor Fitzgerald, L.P. and, where applicable, its subsidiaries

Cantor group	Cantor and its subsidiaries other than BGC Partners

Cantor units

Limited partnership interests of BGC Holdings or Newmark Holdings held by the Cantor group, which units are exchangeable into shares of BGC Class A common stock or BGC Class B common stock, or Newmark Class A common stock or Newmark Class B common stock, as applicable

CCRE	Cantor Commercial Real Estate Company, L.P.

CEO	Controlled equity offering

CF&Co	Cantor Fitzgerald & Co., a wholly-owned broker-dealer subsidiary of Cantor

CFGM	CF Group Management, Inc., the general partner of Cantor

CFS	Cantor Fitzgerald Securities, a wholly-owned broker-dealer subsidiary of Cantor

CFTC	Commodity Futures Trading Commission

Class B Issuance

Issuance by BGC of 10,323,366 shares of BGC Class B common stock to Cantor and CFGM in exchange for 10,323,366 shares of BGC Class A common stock under the Exchange Agreement, completed on November 23, 2018

CME	CME Group Inc., the company that acquired NEX in November 2018

Company	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

TERM	DEFINITION

Contribution Ratio	Equal to a BGC Holdings limited partnership interest multiplied by one, divided by 2.2 (or 0.4545)

Converted Term Loan

BGC’s term loan in an aggregate principal amount of $400.0 million entered into on November 22, 2017 in conversion of its then-outstanding borrowings under its revolving credit facility, which term loan was assumed by Newmark in the Separation

CRD	Capital Requirements Directive

Distribution Date	November 30, 2018, the date that BGC completed the Spin-Off

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

ECB	European Central Bank

Ed Broking	Ed Broking Group Limited, a wholly-owned subsidiary of the Company, acquired on January 31, 2019

EMIR	European Market Infrastructure Regulation

EPS	Earnings Per Share

EPUs	Exchangeable preferred limited partnership units, issued by Newmark OpCo in June 2018 and September 2018 and entitled to a preferred payable-in-kind dividend

Equity Plan	Seventh Amended and Restated Long Term Incentive Plan, approved by the Company’s stockholders at the annual meeting of stockholders of the Company on June 22, 2016

eSpeed

Various assets comprising the Fully Electronic portion of the Company’s former benchmark on-the-run U.S. Treasury brokerage, market data and co-location service businesses, sold to Nasdaq on June 28, 2013

EU	European Union

Exchange Act	Securities Exchange Act of 1934, as amended

Exchange Agreement

A letter agreement, by and between BGC Partners and Cantor, dated June 5, 2015, that grants Cantor the right to exchange shares of BGC Class A common stock into shares of BGC Class B common stock on a one-to-one basis

Exchange Ratio	Ratio by which a Newmark Holdings limited partnership interest can be exchanged for shares of Newmark Class A or Class B common stock

FASB	Financial Accounting Standards Board

FCA	Financial Conduct Authority of the U.K.

Fenics	BGC’s Fully Electronic brokerage products, as well as offerings in market data, software solutions, and post-trade services

FINRA	Financial Industry Regulatory Authority

Form S-3 Registration Statement

The Company’s equity shelf registration statement on Form S-3 filed with the SEC, with respect to the offer and sale of up to 20 million shares of BGC Class A common stock, in accordance with the Securities Act

TERM	DEFINITION

Founding Partners

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

Founding/Working Partners	Holders of FPUs

FPUs	Founding/Working Partners units of BGC Holdings or Newmark Holdings that are generally redeemed upon termination of employment

Fully Electronic	Broking transactions intermediated on a solely electronic basis rather than by Voice or Hybrid Broking

FX	Foreign exchange

GDPR	General Data Protection Regulation

GFI	GFI Group Inc., a wholly-owned subsidiary of the Company, acquired on January 12, 2016

GFI Merger

Acquisition of GFI by a wholly-owned subsidiary of the Company pursuant to the GFI Merger Agreement, completed on January 12, 2016 after BGC’s acquisition of Jersey Partners, Inc., GFI’s largest shareholder

GFI Merger Agreement	Agreement in connection with the GFI Merger, dated December 22, 2015

GILTI	Global intangible low taxed income

Ginga Petroleum	Ginga Petroleum (Singapore) Pte Ltd, a wholly-owned subsidiary of the Company, acquired on March 12, 2019

Hard Brexit	U.K. leaving the EU without a Brexit agreement

Hybrid	Broking transactions executed by brokers and involving some element of Voice Broking and electronic trading

ICAP	ICAP plc, a part of TP ICAP group; and a leading markets operator and provider of execution and information services

Incentive Plan	The Company’s Second Amended and Restated Incentive Bonus Compensation Plan, approved by the Company’s stockholders at the annual meeting of stockholders on June 6, 2017

Intercompany Credit Agreement

Agreement between the Company and Newmark entered into on December 13, 2017 that provided for each party to issue revolving loans to the other party in the lender’s discretion, as amended March 19, 2018

Investment in Newmark	Purchase of 16.6 million Newmark Holdings limited partnership units for $242.0 million by BGC Partners and BGC U.S. OpCo on March 7, 2018

Legacy BGC Holdings Units	BGC Holdings LPUs outstanding immediately prior to the Separation

Legacy Newmark Holdings Units	Newmark Holdings LPUs outstanding immediately prior to the Separation

LIBOR	London Interbank Offering Rate

TERM	DEFINITION

LPUs

Certain limited partnership units of BGC Holdings or Newmark Holdings held by certain employees of BGC Partners or Newmark and other persons who have provided services to BGC Partners or Newmark, which units may include APSIs, APSUs, AREUs, ARPSUs, LPUs, NLPUs, NPLPUs, NPPSUs, NPSUs, NPREUs, NREUs, PLPUs, PPSIs, PPSUs, PSEs, PSIs, PSUs, REUs, and RPUs, along with future types of limited partnership units of BGC Holdings or Newmark Holdings

March 2018 Sales Agreement

CEO sales agreement, by and between the Company and CF&Co, dated March 9, 2018, pursuant to which the Company may offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock

MEA	Middle East and Africa region

MiFID II

Markets in Financial Instruments Directive II, a legislative framework instituted by the EU to regulate financial markets and improve protections for investors by increasing transparency and standardizing regulatory disclosures

Nasdaq	Nasdaq, Inc., formerly known as NASDAQ OMX Group, Inc.

Newmark	Newmark Group, Inc. (NASDAQ symbol: NMRK), a publicly traded and former majority-owned subsidiary of BGC until the Distribution Date, and, where applicable, its consolidated subsidiaries

Newmark Class A common stock	Newmark Group Class A common stock, par value $0.01 per share

Newmark Class B common stock	Newmark Group Class B common stock, par value $0.01 per share

Newmark Group	Newmark, Newmark Holdings, and Newmark OpCo and their respective subsidiaries, collectively

Newmark Holdings	Newmark Holdings, L.P.

Newmark IPO	Initial public offering of 23 million shares of Newmark Class A common stock by Newmark at a price of $14.00 per share in December 2017

Newmark OpCo	Newmark Partners, L.P., an operating partnership that is owned by Newmark and Newmark Holdings and which holds the business of Newmark

Newmark OpCo Preferred Investment	Issuance of EPUs by Newmark OpCo in June 2018

NYAG	New York Attorney General’s Office

NEX	NEX Group plc, an entity formed in December 2016, formerly known as ICAP

NFA	National Futures Association

Non-GAAP	A financial measure that differs from the most directly comparable measure calculated and presented in accordance with U.S. GAAP

OCI

Other comprehensive income (loss); includes gains and losses on cash flow and net investment hedges, unrealized gains and losses on available for sale securities (in periods prior to January 1, 2018), certain gains and losses relating to pension and other retirement benefit obligations and foreign currency translation adjustments

OECD	Organization for Economic Cooperation and Development

OTC	Over-the-counter

OTF	Organized Trading Facility, a regulated execution venue category introduced by MiFID II

TERM	DEFINITION

Poten & Partners	Poten & Partners Group, Inc., a wholly-owned subsidiary of the Company, acquired on November 15, 2018

Preferred Distribution

Allocation of net profits of BGC Holdings or Newmark Holdings to holders of Preferred Units, at a rate of either 0.6875% (i.e., 2.75% per calendar year) or such other amount as set forth in the award documentation

Preferred Units

Preferred partnership units awarded by BGC Holdings or Newmark Holdings, which are exchangeable into cash rather than into BGC Class A common stock or Newmark Class A common stock, but are only entitled to Preferred Distribution and are not included in BGC’s or Newmark’s fully diluted share count

Real Estate L.P.	CF Real Estate Finance Holdings, L.P., a commercial real estate-related financial and investment business controlled and managed by Cantor of which Newmark owns a minority interest

Record Date	Close of business on November 23, 2018, in connection with the Spin-Off

Repurchase Agreements	Securities sold under agreements to repurchase that are recorded at contractual amounts, including interest, and accounted for as collateralized financing transactions

ROU	Right-of-Use

RSUs

BGC Partners or Newmark unvested restricted stock units, payable in shares of BGC Class A common stock or Newmark Class A common stock , respectively, held by certain employees of BGC Partners or Newmark and other persons who have provided services to BGC Partners or Newmark

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

SEF	Swap execution facilities

Separation

Principal corporate transactions pursuant to the Separation and Distribution Agreement, by which BGC, BGC Holdings and BGC U.S. OpCo and their respective subsidiaries (other than the Newmark Group) transferred to Newmark, Newmark Holdings and Newmark OpCo and their respective subsidiaries the assets and liabilities of the BGC Group relating to BGC’s Real Estate Services business, and related transactions including the proportional distribution by BGC Holdings of interests in Newmark Holdings to the holders of interests in BGC Holdings and the assumption and repayment of certain indebtedness by Newmark

Separation and Distribution Agreement

Separation and Distribution Agreement, by and among the BGC Group, the Newmark Group, Cantor and BGC Global OpCo, originally entered into on December 13, 2017, as amended on November 8, 2018 and amended and restated on November 23, 2018

Spin-Off

Pro-rata distribution, pursuant to the Separation and Distribution Agreement, by BGC to its stockholders of all the shares of common stock of Newmark owned by BGC Partners immediately prior to the Distribution, with shares of Newmark Class A common stock distributed to the holders of shares of BGC Class A common stock (including directors and executive officers of BGC Partners) of record on the Record Date, and shares of Newmark Class B common stock distributed to the holders of shares of BGC Class B common stock (Cantor and CFGM) of record on the Record Date, completed on November 30, 2018

Tax Act	Tax Cuts and Jobs Act enacted on December 22, 2017

TERM	DEFINITION

Term Loan

BGC’s term loan in an aggregate principal amount of $575.0 million under a credit agreement with Bank of America, N.A. dated as of September 8, 2017, as amended, which term loan was assumed by Newmark in the Separation

Tower Bridge	Tower Bridge International Services L.P., a subsidiary of the Company that is 52% owned by the Company and 48% owned by Cantor

TP ICAP	TP ICAP plc, an entity formed in December 2016, formerly known as Tullett

Tullett	Tullett Prebon plc, a part of TP ICAP group and an interdealer broker, primarily operating as an intermediary in the wholesale financial and energy sectors

U.K.	United Kingdom

U.S. GAAP	Generally accepted accounting principles in the United States

UBT	Unincorporated Business Tax

VIE	Variable interest entity

Voice	Voice-only broking transactions executed by brokers over the telephone

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
•

our relationships and transactions with Cantor Fitzgerald, L.P. and its affiliates, which we refer to as “Cantor,” including Cantor Fitzgerald & Co., which we refer to as “CF&Co,” and Cantor Commercial Real Estate Company, L.P., which we refer to as “CCRE,” our structure, including BGC Holdings, L.P., which is owned by us, Cantor, our employee partners and other partners, which we refer to as “BGC Holdings,” and our operating partnerships, which are owned jointly by us and BGC Holdings and which we refer to as “BGC U.S. OpCo” and “BGC Global OpCo” and, collectively, as the “BGC OpCos,” any possible changes to our structure, any related transactions, conflicts of interest or litigation, any impact of Cantor’s results on our credit ratings and associated outlooks, any loans to or from us or Cantor, BGC Holdings, or the BGC OpCos, including the balances and interest rates thereof from time to time, CF&Co’s acting as our sales agent or underwriter under our controlled equity or other offerings, Cantor’s holdings of our debt securities, CF&Co’s acting as a market maker in our debt securities, CF&Co’s acting as our financial advisor in connection with potential business combinations, dispositions, or other transactions and our participation in various investments, stock loans or cash management vehicles placed by or recommended by CF&Co;

•	risks associated with the integration of acquired businesses with our other businesses;
•

economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including uncertainty regarding the nature, timing and consequences of the United Kingdom’s exit from the European Union following the referendum, withdrawal process, proposed transition period and related rulings, including potential reduction in investment in the U.K., and the pursuit of trade, border control or other related policies by the U.S. and/or other countries (including U.S.-China trade relations), political and labor unrest in France, conflict in the Middle East, the impact of U.S. government shutdowns and impeachment inquiries, and the impact of terrorist acts, acts of war or other violence or political unrest, as well as natural disasters or weather-related or similar events, including hurricanes as well as power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services;

•

the effect on our businesses, our clients, the markets in which we operate, and the economy in general of recent changes in the U.S. and foreign tax and other laws, including changes in tax rates, repatriation rules, and deductibility of interest, potential policy and regulatory changes in Mexico, sequestrations, uncertainties regarding the debt ceiling and the federal budget, and other potential political policies;

•

the effect on our businesses of changes in interest rates, changes in benchmarks, worldwide governmental debt issuances, austerity programs, increases or decreases in deficits, and other changes to monetary policy, and potential political impasses or regulatory requirements, including increased capital requirements for banks and other institutions or changes in legislation, regulations and priorities;

•

extensive regulation of our businesses and customers, changes in regulations relating to financial services companies and other industries, and risks relating to compliance matters, including regulatory examinations, inspections, investigations and enforcement actions, and any resulting costs, increased financial and capital requirements, enhanced oversight, remediation, fines, penalties, sanctions, and changes to or restrictions or limitations on specific activities, operations, compensatory arrangements, and growth opportunities, including acquisitions, hiring, and new businesses, products, or services;

•

factors related to specific transactions or series of transactions, including credit, performance, and principal risk, trade failures, counterparty failures, and the impact of fraud and unauthorized trading;

•

the effect on our business of any extraordinary transactions, as well as the continuing effects on our businesses and operations of the pro rata distribution, which we refer to as the “Spin-Off,” to our stockholders, including Cantor and our executive officers, of all of the shares of common stock of our publicly traded affiliate, Newmark Group, Inc., which we refer to as “Newmark” which were owned by us immediately prior to the effective time of the Spin-Off, including any equity-based compensation paid to our employees, including our executive officers, in the form of shares of Newmark or units of Newmark Holding, L.P., which we refer to as “Newmark Holdings,” for services rendered to us, and any equity-based compensation paid to Newmark employees, including our executive officers, in the form of our shares or units of BGC Holdings for services rendered to Newmark, following the Spin-Off;

•

costs and expenses of developing, maintaining, and protecting our intellectual property, as well as employment, regulatory, and other litigation and proceedings, and their related costs, including judgments, indemnities, fines, or settlements paid and the impact thereof on our financial results and cash flows in any given period;

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

•

risks associated with the temporary or longer-term investment of our available cash, including in the BGC OpCos, defaults or impairments on our investments, joint venture interests, stock loans or cash management vehicles and collectability of loan balances owed to us by partners, employees, the BGC OpCos or others;

•

our ability to enter new markets or develop new products, trading desks, marketplaces, or services for existing or new customers and to induce such customers to use these products, trading desks, marketplaces, or services and to secure and maintain market share;

•

the impact of the Spin-Off and related transactions on our ability to enter into marketing and strategic alliances and business combinations or other transactions in the financial services and other industries, including acquisitions, tender offers, dispositions, reorganizations, partnering opportunities and joint ventures, the failure to realize the anticipated benefits of any such transactions, relationships or growth and the future impact of any such transactions, relationships or growth on our other businesses and our financial results for current or future periods, the integration of any completed acquisitions and the use of proceeds of any completed dispositions, and the value of and any hedging entered into in connection with consideration received or to be received in connection with such dispositions and any transfers thereof;

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

•

the fact that the prices at which shares of BGC Class A common stock are or may be sold in one or more of our controlled equity offerings, acquisitions, or in other offerings or other transactions may vary significantly, and purchasers of shares in such offerings or other transactions, as well as existing stockholders, may suffer significant dilution if the price they paid for their shares is higher than the price paid by other purchasers in such offerings or transactions;

•

our ability to meet expectations with respect to payments of dividends and distributions and repurchases of shares of BGC Class A common stock and purchases or redemptions of limited partnership interests of BGC Holdings, or other equity interests in us or any of our other subsidiaries, including the BGC OpCos, including from Cantor, our executive officers, other employees, partners, and others, and the net proceeds to be realized by us from offerings of shares of BGC Class A common stock; and

•

the effect on the market for and trading price of BGC Class A common stock of various offerings and other transactions, including our controlled equity and other offerings of BGC Class A common stock and convertible or exchangeable securities, our repurchases of shares of BGC Class A common stock and purchases or redemptions of BGC Holdings limited partnership interests or other equity interests in us or in our subsidiaries, any exchanges by Cantor of shares of BGC Class A common stock for shares of BGC Class B common stock, any exchanges or redemptions of limited partnership units and issuances of shares of BGC Class A common stock in connection therewith, including in corporate or partnership restructurings, our payment of dividends on BGC Class A common stock and distributions on limited partnership interests of BGC Holdings and the BGC OpCos, convertible arbitrage, hedging, and other transactions engaged in by us or holders of our outstanding shares, debt, or other securities, share sales and stock pledge, stock loans, and other financing transactions by holders of our shares (including by Cantor or others), including of shares acquired pursuant to our employee benefit plans, unit exchanges and redemptions, corporate or partnership restructurings, acquisitions, conversions of BGC Class B common stock and our other convertible securities, stock pledge, stock loan, or other financing transactions, and distributions from Cantor pursuant to Cantor’s distribution rights obligations and other distributions to Cantor partners, including deferred distribution rights shares.

The foregoing risks and uncertainties, as well as those risks and uncertainties set forth in this Quarterly Report on Form 10-Q, may cause actual results and events to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Form 10-Q with the SEC, and future results or events could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

(unaudited)

	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$413,951	$336,535
Cash segregated under regulatory requirements	223,529	80,243
Securities owned	60,398	58,408
Marketable securities	13,220	32,064
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	3,469,098	941,866
Accrued commissions and other receivables, net	535,553	516,091
Loans, forgivable loans and other receivables from employees and partners, net	266,920	216,868
Fixed assets, net	195,380	157,169
Investments	35,969	35,403
Goodwill	552,427	504,646
Other intangible assets, net	308,500	298,779
Receivables from related parties	9,094	7,748
Other assets	464,018	246,937
Total assets	$6,548,057	$3,432,757
Liabilities, Redeemable Partnership Interest, and Equity
Short-term borrowings	$4,803	$5,162
Repurchase agreements	1,895	986
Securities loaned	13,000	15,140
Accrued compensation	216,062	195,234
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	3,299,451	769,833
Payables to related parties	97,836	40,155
Accounts payable, accrued and other liabilities	985,413	754,819
Notes payable and other borrowings	1,105,498	763,548
Total liabilities	5,723,958	2,544,877
Commitments, contingencies and guarantees (Note 19)
Redeemable partnership interest	24,560	24,706
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 750,000 shares authorized; 352,840 and 341,745 shares issued at September 30, 2019 and December 31, 2018, respectively; and 302,315 and 291,475 shares outstanding at September 30, 2019 and December 31, 2018, respectively	3,528	3,417
Class B common stock, par value $0.01 per share; 150,000 shares authorized; 45,884 shares issued and outstanding at September 30, 2019 and December 31, 2018, convertible into Class A common stock	459	459
Additional paid-in capital	2,243,889	2,208,221
Treasury stock, at cost: 50,525 and 50,270 shares of Class A common stock at September 30, 2019 and December 31, 2018, respectively	(315,308)	(314,240)
Retained deficit	(1,176,741)	(1,105,019)
Accumulated other comprehensive income (loss)	(33,652)	(24,465)
Total stockholders’ equity	722,175	768,373
Noncontrolling interest in subsidiaries	77,364	94,801
Total equity	799,539	863,174
Total liabilities, redeemable partnership interest, and equity	$6,548,057	$3,432,757

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Commissions	$409,082	$351,969	$1,259,571	$1,138,313
Principal transactions	75,536	73,360	250,198	250,266
Fees from related parties	8,208	6,821	21,224	19,054
Data, software and post-trade	18,364	16,547	55,015	47,016
Interest income	3,976	2,870	15,454	10,485
Other revenues	5,971	4,075	15,613	6,325
Total revenues	521,137	455,642	1,617,075	1,471,459
Expenses:
Compensation and employee benefits	278,544	221,575	856,615	751,672
Equity-based compensation and allocations of net income to limited partnership units and FPUs	40,330	34,901	96,223	119,892
Total compensation and employee benefits	318,874	256,476	952,838	871,564
Occupancy and equipment	44,709	39,148	135,820	110,660
Fees to related parties	7,123	5,644	16,507	15,577
Professional and consulting fees	21,262	22,329	64,614	60,238
Communications	29,882	29,078	90,267	91,206
Selling and promotion	20,320	16,146	60,213	50,226
Commissions and floor brokerage	15,831	15,082	47,240	44,342
Interest expense	15,258	10,722	43,441	30,118
Other expenses	42,757	14,882	88,537	46,768
Total expenses	516,016	409,507	1,499,477	1,320,699
Other income (losses) , net:
Gains (losses) on divestitures and sale of investments	—	—	18,435	—
Gains (losses) on equity method investments	1,530	1,327	3,051	4,962
Other income (loss)	2,095	15,123	23,491	48,015
Total other income (losses), net	3,625	16,450	44,977	52,977
Income (loss) from continuing operations before income taxes	8,746	62,585	162,575	203,737
Provision (benefit) for income taxes	6,186	23,019	51,076	59,140
Consolidated net income (loss) from continuing operations	$2,560	$39,566	$111,499	$144,597
Consolidated net income (loss) from discontinued operations, net of tax	—	122,738	—	165,128
Consolidated net income (loss)	$2,560	$162,304	$111,499	$309,725
Less: Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries	6,089	7,956	39,549	48,988
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries	—	34,062	—	46,474
Net income (loss) available to common stockholders	$(3,529)	$120,286	$71,950	$214,263
Per share data:
Basic earnings (loss) per share from continuing operations
Net income (loss) from continuing operations available to common stockholders	$(3,529)	$31,610	$71,950	$95,609
Basic earnings (loss) per share from continuing operations	$(0.01)	$0.10	$0.21	$0.30
Basic weighted-average shares of common stock outstanding	346,060	327,932	341,940	319,027
Fully diluted earnings (loss) per share from continuing operations
Net income (loss) from continuing operations for fully diluted shares	$(3,529)	$44,708	$108,378	$95,609
Fully diluted earnings (loss) per share from continuing operations	$(0.01)	$0.10	$0.21	$0.30
Fully diluted weighted-average shares of common stock outstanding	346,060	437,087	523,218	320,737

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Consolidated net income (loss)	$2,560	$162,304	$111,499	$309,725
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(8,241)	(1,809)	(10,476)	(10,186)
Total other comprehensive income (loss), net of tax	(8,241)	(1,809)	(10,476)	(10,186)
Comprehensive income (loss)	(5,681)	160,495	101,023	299,539
Comprehensive income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries, net of tax	5,110	8,327	38,260	47,577
Comprehensive income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries, net of tax	—	34,062	—	46,474
Less: Total comprehensive income (loss) attributable to noncontrolling interest in subsidiaries, net of tax	5,110	42,389	38,260	94,051
Comprehensive income (loss) attributable to common stockholders	$(10,791)	$118,106	$62,763	$205,488

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$111,499	$309,725
Less: Consolidated net income from discontinued operations, net of tax	—	(165,128)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Fixed asset depreciation and intangible asset amortization	58,710	51,944
Employee loan amortization and reserves on employee loans	23,286	3,009
Equity-based compensation and allocations of net income to limited partnership units and FPUs	96,223	119,892
Deferred compensation expense	1,193	3,766
Losses (gains) on equity method investments	(3,051)	(4,962)
Realized losses (gains) on marketable securities	(3,528)	(11,213)
Unrealized losses (gains) on marketable securities	(2,197)	932
Unrealized losses (gains) on other investments	(20,396)	(38,344)
Amortization of discount (premium) on notes payable	2,216	(1,600)
Impairment of fixed assets, intangible assets and investments	1,302	2,271
Deferred tax provision (benefit)	181	5,388
Change in estimated acquisition earn-out payables	(4,371)	(1,594)
Forfeitures of Class A common stock	(139)	(1,219)
Consolidated net income (loss), adjusted for non-cash and non-operating items	260,928	272,867
Decrease (increase) in operating assets:
Securities owned	(1,990)	(42,904)
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(2,529,636)	(1,942,941)
Accrued commissions receivable, net	15,115	(99,320)
Loans, forgivable loans and other receivables from employees and partners, net	(76,489)	(75,535)
Receivables from related parties	91	(330,490)
Other assets	(15,158)	(21,603)
Increase (decrease) in operating liabilities:
Repurchase agreements	909	198
Securities loaned	(2,140)	(86,982)
Accrued compensation	(5,583)	(33,070)
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	2,529,655	1,888,760
Payables to related parties	45,047	(6,889)
Accounts payable, accrued and other liabilities	(87,169)	398
Net cash provided by (used in) operating activities	$133,580	$(477,511)

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(36,618)	$(19,757)
Capitalization of software development costs	(29,997)	(34,140)
Purchase of equity method investments	(1,103)	(599)
Proceeds from equity method investments	3,737	7,046
Investment in memberships	—	(642)
Payments for acquisitions, net of cash and restricted cash acquired	26,264	(1,366)
Proceeds from sale of marketable securities	24,626	102,076
Net cash provided by (used in) investing activities	$(13,091)	$52,618

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt and collateralized borrowings	$(328,974)	$(320,900)
Issuance of long-term debt and collateralized borrowings, net of deferred issuance costs	670,263	639,241
Earnings distributions to limited partnership interests and other noncontrolling interests	(74,484)	(117,729)
Redemption and repurchase of limited partnership interests	(22,736)	(11,432)
Dividends to stockholders	(131,039)	(172,029)
Repurchase of Class A common stock	(1,236)	(9,806)
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(458)	(647)
Proceeds from issuance of Class A common stock, net of costs	—	327,624
Loan from related parties, net of repayments	—	80,000
Payments on acquisition earn-outs	(7,888)	(7,924)
Net cash provided by (used in) financing activities	$103,448	$406,398
Net cash provided by (used in) operating activities from discontinued operations	—	(280,543)
Net cash provided by (used in) investing activities from discontinued operations	—	(12,242)
Net cash provided by (used in) financing activities from discontinued operations	—	(89,319)
Effect of exchange rate changes on Cash and cash equivalents, Restricted cash and Cash segregated under regulatory requirements	(3,235)	(7,831)
Net (decrease) increase in Cash and cash equivalents, Restricted cash and Cash segregated under regulatory requirements	220,702	(408,430)
Cash and cash equivalents, Restricted cash and Cash segregated under regulatory requirements at beginning of period	416,778	796,790
Cash and cash equivalents, Restricted cash and Cash segregated under regulatory requirements at end of period	$637,480	$388,360
Supplemental cash information:
Cash paid during the period for taxes	$28,817	$37,534
Cash paid during the period for interest	$41,830	$32,141
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	23,414	127,322
Issuance of Class A and contingent Class A common stock and limited partnership interests for acquisitions	3,038	19,732

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months Ended September 30, 2019

(in thousands, except share amounts)

(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, July 1, 2019	$3,484	$459	$2,228,854	$—	$(315,210)	$(1,124,860)	$(26,390)	$85,109	$851,446
Consolidated net income (loss)	—	—	—	—	—	(3,529)	—	6,089	2,560
Other comprehensive gain, net of tax	—	—	—	—	—	—	(7,262)	(979)	(8,241)
Equity-based compensation, 61,851 shares	1	—	343	—	—	—	—	166	510
Dividends to common stockholders	—	—	—	—	—	(48,353)	—	—	(48,353)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(18,469)	(18,469)
Grant of exchangeability and redemption of limited partnership interests, issuance of 4,001,618 shares	39	—	11,933	—	—	—	—	6,200	18,172
Issuance of Class A common stock (net of costs), 53,810 shares	1	—	212	—	—	—	—	56	269
Redemption of FPUs, 37,126 units	—	—	—	—	—	—	—	(169)	(169)
Forfeiture of Class A common stock, 22,046 shares	—	—	(12)	—	(98)	—	—	(29)	(139)
Contributions of capital to and from Cantor for equity-based compensation	—	—	561	—	—	—	—	358	919
Issuance of Class A common stock and RSUs for acquisitions, 348,797 shares	3	—	1,904	—	—	—	—	(971)	936
Other	—	—	94	—	—	1	—	3	98
Balance, September 30, 2019	$3,528	$459	$2,243,889	$—	$(315,308)	$(1,176,741)	$(33,652)	$77,364	$799,539

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2019	$3,417	$459	$2,208,221	$—	$(314,240)	$(1,105,019)	$(24,465)	$94,801	$863,174
Consolidated net income (loss)	—	—	—	—	—	71,950	—	39,549	111,499
Other comprehensive gain, net of tax	—	—	—	—	—	—	(9,187)	(1,289)	(10,476)
Equity-based compensation, 383,357 shares	4	—	3,462	—	—	—	—	1,687	5,153
Dividends to common stockholders	—	—	—	—	—	(143,673)	—	—	(143,673)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(71,310)	(71,310)
Grant of exchangeability and redemption of limited partnership interests, issuance of 9,701,674 shares	97	—	27,388	—	—	—	—	14,560	42,045
Issuance of Class A common stock (net of costs), 162,237 shares	2	—	648	—	—	—	—	175	825
Redemption of FPUs, 42,181 units	—	—	—	—	—	—	—	(190)	(190)
Repurchase of Class A common stock, 233,172 shares	—	—	—	—	(970)	—	—	(266)	(1,236)
Forfeiture of Class A common stock, 22,046 shares			(12)		(98)			(29)	(139)
Contributions of capital to and from Cantor for equity-based compensation	—	—	464	—	—	—	—	497	961
Issuance of Class A common stock and RSUs for acquisitions, 848,246 shares	8	—	3,573	—	—	—	—	(543)	3,038
Other	—	—	145	—	—	1	—	(278)	(132)
Balance, September 30, 2019	$3,528	$459	$2,243,889	$—	$(315,308)	$(1,176,741)	$(33,652)	$77,364	$799,539
	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Dividends declared per share of common stock	$0.14	$0.18	$0.42	$0.54
Dividends declared and paid per share of common stock	$0.14	$0.18	$0.42	$0.54

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months Ended September 30, 2018

(in thousands, except share amounts)

(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, July 1, 2018	$3,410	$348	$2,104,898	$36,352	$(312,909)	$(860,107)	$(19,374)	$714,736	$1,667,354
Consolidated net income (loss)	—	—	—	—	—	120,286	—	42,018	162,304
Other comprehensive gain, net of tax	—	—	—	—	—	—	(2,180)	371	(1,809)
Equity-based compensation, 82,345 shares	1	—	904	—	—	—	—	1,283	2,188
Dividends to common stockholders	—	—	—	—	—	(58,896)	—	(2,100)	(60,996)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(54,224)	(54,224)
Grant of exchangeability and redemption of limited partnership interests, issuance of 2,474,658 shares	26	—	10,965	—	—	—	—	5,984	16,975
Issuance of Class A common stock (net of costs), 23,767 shares	—	—	239	—	—	—	—	54	293
Redemption of FPUs, 17,868 units	—	—	—	—	—	—	—	(174)	(174)
Repurchase of Class A common stock, 8,263 shares	—	—	—	—	(77)	—	—	(18)	(95)
Forfeitures of restricted Class A common stock, 49,189 shares	—	—	189	—	(441)	—	—	(57)	(309)
Issuance of Class A common stock for acquisitions, 78,678 shares	1	—	617	(618)	—	—	—	—	—
Issuance of contingent shares and limited partnership interests in connection with acquisitions	—	—	(1,296)	—	—	—	—	13,894	12,598
Purchase of Newmark noncontrolling interest	—	—	—	—	—	—	—	46	46
Issuance of exchangeable preferred partnership units in Newmark Partners, L.P.	—	—	—	—	—	—	—	146,007	146,007
Other	—	—	(2)	—	—	—	1	2	1
Balance, September 30, 2018	$3,438	$348	$2,116,514	$35,734	$(313,427)	$(798,717)	$(21,553)	$867,822	$1,890,159

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2018	$3,063	$348	$1,763,371	$40,472	$(303,873)	$(859,009)	$(10,486)	$505,855	$1,139,741
Consolidated net income (loss)	—	—	—	—	—	214,263	—	95,462	309,725
Other comprehensive gain, net of tax	—	—	—	—	—	—	(8,775)	(1,411)	(10,186)
Equity-based compensation, 464,019 shares	5	—	2,407	—	—	—	—	2,084	4,496
Dividends to common stockholders	—	—	—	—	—	(172,029)	—	(4,199)	(176,228)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(180,351)	(180,351)
Grant of exchangeability and redemption of limited partnership interests, issuance of 9,949,679 shares	99	—	95,695	—	—	—	—	52,178	147,972
Issuance of Class A common stock (net of costs), 25,975,240 shares	260	—	245,111	—	—	—	—	67,181	312,552
Redemption of FPUs, 98,991 units	—	—	—	—	—	—	—	(796)	(796)
Repurchase of Class A common stock, 734,802 shares	—	—	—	—	(7,689)	—	—	(2,117)	(9,806)
Forfeitures of restricted Class A common stock, 193,819 shares	—	—	900	—	(1,865)	—	—	(254)	(1,219)
Issuance of Class A common stock for acquisitions, 1,083,150 shares	11	—	9,030	(4,738)	—	—	—	1,178	5,481
Issuance of contingent shares and limited partnership interests in connection with acquisitions	—	—	—	—	—	—	—	14,251	14,251
Purchase of Newmark noncontrolling interest	—	—	—	—	—	—	—	(54)	(54)
Newmark Group, Inc. noncontrolling interest	—	—	—	—	—	—	—	(4,897)	(4,897)
Cumulative effect of revenue standard adoption	—	—	—	—	—	16,387	—	2,303	18,690
Cumulative effect of adoption of standard on equity investments	—	—	—	—	—	1,671	(2,293)	622	—
Issuance of exchangeable preferred partnership units in Newmark Partners, L.P.	—	—	—	—	—	—	—	320,786	320,786
Other	—	—	—	—	—	—	1	1	2
Balance, September 30, 2018	$3,438	$348	$2,116,514	$35,734	$(313,427)	$(798,717)	$(21,553)	$867,822	$1,890,159

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

The Company’s customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, and investment firms. BGC Partners has dozens of offices globally in major markets including New York and London, as well as in Bahrain, Beijing, Bermuda, Bogotá, Brisbane, Buenos Aires, Chicago, Copenhagen, Dubai, Dublin, Frankfurt, Geneva, Hong Kong, Houston, Istanbul, Johannesburg, Madrid, Melbourne, Mexico City, Moscow, Nyon, Paris, Rio de Janeiro, Santiago, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tel Aviv, Tokyo, and Toronto.

The Company previously offered real estate services through its publicly traded subsidiary, Newmark Group, Inc. (NASDAQ: NMRK). On November 30, 2018, BGC completed its previously announced pro-rata distribution to its stockholders of all of the shares of common stock of Newmark owned by BGC Partners as of immediately prior to the effective time of the Spin-Off, with shares of Newmark Class A common stock distributed to the holders of shares of BGC Class A common stock (including directors and executive officers of BGC Partners) of record as of the close of business on the Record Date November 23, 2018 and shares of Newmark Class B common stock distributed to the holders of shares of BGC Partners Class B common stock (consisting of Cantor Fitzgerald, L.P. and CF Group Management, Inc.) of record as of the close of business on the Record Date. The Spin-Off was effective as of 12:01 a.m., New York City time, on the Distribution Date.

See Note 1—“Organization and Basis of Presentation” to the Company’s consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K as of December 31, 2018, for further information regarding the transactions related to the IPO and Spin-Off of Newmark. A summary of the key transactions is provided below.

Acquisition of Berkeley Point and Investment in Real Estate L.P.

On September 8, 2017, the Company and one of its operating partnerships, BGC Partners, L.P., closed on the Berkeley Point Acquisition pursuant to a transaction agreement, dated as of July 17, 2017, with Cantor and certain of Cantor’s affiliates, including Cantor Commercial Real Estate Company, L.P. and Cantor Commercial Real Estate Sponsor, L.P., the general partner of CCRE.

Concurrently with the Berkeley Point Acquisition, on September 8, 2017, the Company invested $100.0 million in Real Estate L.P., which is accounted for under the equity method. Real Estate L.P. may conduct activities in any real estate related business or asset-backed securities-related business or any extensions thereof and ancillary activities thereto.

Separation and Distribution Agreement and Newmark IPO

The Separation and Distribution Agreement sets forth the agreements among BGC, Cantor, Newmark and their respective subsidiaries regarding, among other things:

•

the principal corporate transactions pursuant to which BGC, BGC Holdings and BGC U.S. OpCo and their respective subsidiaries (other than the Newmark Group) transferred to Newmark, Newmark Holdings and Newmark OpCo and their respective subsidiaries the assets and liabilities of the BGC Group relating to BGC’s Real Estate Services business;

•	the proportional distribution of interests in Newmark Holdings to holders of interests in BGC Holdings;
•	the Newmark IPO;
•	the assumption and repayment of indebtedness by the BGC Group and the Newmark Group, as further described below; and
•

the pro-rata distribution of the shares of Newmark Class A common stock and the shares of Newmark Class B common stock held by BGC, pursuant to which shares of Newmark Class A common stock held by BGC would be distributed to the holders of shares of BGC Class A common stock and shares of Newmark Class B common stock held by BGC would be distributed to the holders of shares of BGC Class B common stock (which are currently Cantor and another entity controlled by Howard W. Lutnick), which distribution is intended to qualify as generally tax-free for U.S. federal income tax purposes.

On December 15, 2017, Newmark announced the pricing of the Newmark IPO of 20 million shares of Newmark Class A common stock at a price to the public of $14.00 per share, which was completed on December 19, 2017. Newmark Class A shares began trading on December 15, 2017 on the NASDAQ Global Select Market. In addition, Newmark granted the underwriters a 30-day option to purchase up to an additional 3 million shares of Newmark Class A common stock at the IPO price, less underwriting discounts and commissions. On December 26, 2017, the underwriters of the Newmark IPO exercised in full their overallotment option to purchase an additional 3 million shares of Newmark Class A common stock from Newmark at the IPO price, less underwriting discounts and commission.

As part of the Separation described above, BGC contributed its interests in both Berkeley Point and Real Estate L.P. to Newmark.

Assumption and Repayment of Indebtedness by Newmark Group

In connection with the Separation, on December 13, 2017, Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the 2042 Promissory Note in relation to the 8.125% Senior Notes and the 2019 Promissory Note in relation to the 5.375% Senior Notes. Newmark repaid the $112.5 million outstanding principal amount under the 2042 Promissory Note on September 5, 2018, and repaid the $300.0 million outstanding principal amount under the 2019 Promissory Note on November 23, 2018. In addition, as part of the Separation, Newmark assumed the obligations of BGC as borrower under the Term Loan and Converted Term Loan. Newmark repaid the outstanding balance of the Term Loan as of March 31, 2018, and repaid the outstanding balance of the Converted Term Loan as of November 6, 2018. In addition, on March 19, 2018, the Company borrowed $150.0 million under the BGC Credit Agreement from Cantor, and loaned Newmark $150.0 million under the Intercompany Credit Agreement on the same day. All borrowings outstanding under the Intercompany Credit Agreement were repaid as of November 7, 2018. See Note 17—“Notes Payable, Other and Short-Term Borrowings” for more information on the Company’s long-term debt.

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

On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, to distribute pro-rata all of the 1,458,931 exchangeable LPUs of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the BGC Holdings Distribution to its limited partners entitled to receive distributions on their BGC Holdings units who were holders as of the Record Date (including Cantor and executive officers of BGC). The Newmark Holdings units distributed to BGC Holdings partners in the BGC Holdings Distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 449,917 Newmark Holdings units received by Cantor also into shares of Newmark Class B common stock, at the current Exchange Ratio of 0.9362 shares of Newmark common stock per Newmark Holdings unit (subject to adjustment).

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

“Equity-based compensation and allocations of net income to limited partnership units and FPUs” include the following items:

•

Charges with respect to grants of exchangeability, which reflect the right of holders of LPUs with no capital accounts, such as PSUs, to exchange these units into shares of common stock, or into partnership units with capital accounts, such as HDUs, as well as cash paid with respect to taxes withheld or expected to be owed by the unit holder upon such exchange. The withholding taxes related to the exchange of certain non-exchangeable units without a capital account into either common shares or units with a capital account may be funded by the redemption of Preferred Units such as PPSUs.

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

•	Equity-based compensation charges with respect to the grant of shares of common stock or LPUs with capital accounts in connection with the redemption of non-exchangeable LPUs, including PSUs.
•	Charges related to amortization of RSUs and LPUs.
•	Charges related to grants of equity awards, including common stock or partnership units with capital accounts.
•	Allocations of net income to LPUs and FPUs. Such allocations represent the pro-rata portion of post-tax earnings available to such unit holders.

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

Discontinued Operations

As described earlier, on November 30, 2018, the Company completed the Spin-Off, and distributed to its stockholders all of the shares of Newmark Class A common stock and Newmark Class B common stock that the Company then owned in a manner that is intended to qualify as generally tax-free for U.S. federal income tax purposes. The shares of Newmark Class A common stock held by the Company were distributed to the holders of shares of BGC Class A common stock, and the shares of Newmark Class B common stock held by the Company were distributed to the holders of shares of BGC Class B common stock. Therefore, the Company no longer consolidates Newmark within its financial results subsequent to the Spin-Off.

The Company has determined that the Spin-Off met the criteria for reporting the financial results of Newmark as discontinued operations within BGC’s unaudited condensed consolidated results for all periods through the November 30, 2018 Distribution Date. Newmark’s results are presented in “Consolidated net income (loss) from discontinued operations, net of tax” and the related noncontrolling interest in Newmark and its subsidiaries is presented in “Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2018. Unless otherwise noted, discussion within these Notes to the Unaudited Condensed Consolidated Financial Statements relates to the Company’s continuing operations. See Note 25—“Discontinued Operations” for more information.

Additionally, the unaudited condensed consolidated statements of comprehensive income (loss) and unaudited condensed consolidated statements of cash flows have been adjusted to reflect Newmark as discontinued operations for all periods through the Distribution Date.

Prior to the Spin-Off, the Company’s operations consisted of two reporting segments, Financial Services and Real Estate Services. As a result of the Spin-Off, the Company no longer has distinct reporting segments.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires lessees to recognize an ROU asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. Accounting guidance for lessors is mostly unchanged. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other issues. In addition, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provided an additional (and optional) transition method to adopt the new leases standard. Under the new transition method, a reporting entity would initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption; continue to report comparative periods presented in the financial statements in the period of adoption in accordance with legacy U.S. GAAP (i.e., ASC 840, Leases); and provide the required disclosures under ASC 840 for all periods presented under legacy U.S. GAAP. Further, ASU 2018-11 contains a practical expedient that allows lessors to avoid separating lease and associated non-lease components within a contract if certain criteria are met. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors, to clarify guidance for lessors on sales taxes and other similar taxes collected from lessees, certain lessor costs and recognition of variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842), Codification Improvements, to clarify certain application and transitional disclosure aspects of the new leases standard. The amendments address determination of the fair value of the underlying asset by lessors that are not manufacturers or dealers and clarify interim period transition disclosure requirements, among other issues. The guidance in ASUs 2016-02, 2018-10, 2018-11 and 2018-20 was effective beginning January 1, 2019, with early adoption permitted; whereas the guidance in ASU 2019-01 is effective beginning January 1, 2020, with early adoption permitted. The Company adopted the abovementioned standards on January 1, 2019 using the effective date as the date of initial application. Therefore, pursuant to this transition method financial information was not updated and the disclosures required under the new leases standards were not provided for dates and periods before January 1, 2019. The guidance provides a number of optional practical expedients to be utilized by lessees upon transition. Accordingly, BGC elected the “package of practical expedients,” which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. BGC did not elect the use-of-hindsight or the practical expedient pertaining to land easements, with the latter not being applicable to the Company. The standard also provides practical expedients for an entity’s ongoing accounting as a lessee. BGC elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets and lease liabilities, and this includes not recognizing ROU assets and lease liabilities for existing short-term leases of those assets upon transition. The Company also elected the practical expedient to not separate lease and non-lease components for all of leases other than leases of real estate. As a result upon adoption, acting primarily as a lessee, BGC recognized a $192.4 million ROU asset and a $206.0 million lease liability on its unaudited condensed consolidated statements of financial condition for its real estate and equipment operating leases. The adoption of the guidance did not have an impact on the Company’s unaudited condensed consolidated statements of operations, unaudited condensed consolidated statements of changes in equity and unaudited condensed consolidated statements of cash flows. See Note 24 —“Leases” for additional information on the Company’s leasing arrangements.

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

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, which requires financial assets that are measured at amortized cost to be presented, net of an allowance for credit losses, at the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets, as well as changes to credit losses during the period, are recognized in earnings. For certain purchased financial assets with deterioration in credit quality since origination, the initial allowance for expected credit losses will be recorded as an increase to the purchase price. Expected credit losses, including losses on off-balance-sheet exposures such as lending commitments, will be measured based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The new standard will become effective for the Company beginning January 1, 2020, under a modified retrospective approach, and early adoption is permitted. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, to clarify that operating lease receivables accounted for under ASC 842, Leases, are not in the scope of the new credit losses guidance, and, instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The ASU makes changes to the guidance introduced or amended by ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments. See below for the description of the amendments stipulated in ASU No. 2019-04. In addition, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. The amendments in this ASU allow entities, upon adoption of ASU No. 2016-13, to irrevocably elect the fair value option for financial instruments that were previously carried at amortized cost and are eligible for the fair value option under ASC 825-10, Financial Instruments: Overall. The amendments in ASUs No. 2018-19, 2019-04 and 2019-05 are required to be adopted concurrently with the guidance in ASU No. 2016-13. The Company plans to adopt the standards on their required effective date. Management is in the process of implementing the new credit losses guidance, including its assessment of the impact of the new guidance on the Company’s unaudited condensed consolidated financial statements. Given the objective of the new standard, the Company generally expects that allowances for credit losses for the financial instruments within its scope will increase, however, the amount of any change will be dependent on the composition and quality of the Company’s portfolios at the adoption date as well as economic conditions and forecasts at that time.

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

In July 2019, the FASB issued ASU No. 2019-07, Codification Updates to SEC Sections—Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates. The guidance clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with already effective SEC final rules, thereby eliminating redundancies and making the codification easier to apply. This ASU was effective upon issuance, and it did not have a significant impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

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

As a result of the Separation and Distribution Agreement, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time held a BGC Holdings limited partnership interest and a corresponding Newmark Holdings limited partnership interest, which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2, divided by the Exchange Ratio (which is the ratio by which a Newmark Holdings limited partnership interest can be exchanged for a number of Newmark Class A common stock). Initially, the Exchange Ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the Exchange Ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. The Exchange Ratio as of September 30, 2019 equaled 0.9362.

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

Limited Partnership Units

Certain employees hold limited partnership interests in BGC Holdings and Newmark Holdings (e.g., REUs, RPUs, PSUs, and PSIs). Prior to the Separation and Distribution Agreement, certain employees of both BGC and Newmark received LPUs in BGC Holdings. As a result of the Separation and Distribution Agreement, these employees were distributed LPUs in Newmark Holdings equal to a BGC Holdings LPU multiplied by the Contribution Ratio. Subsequent to the Separation, BGC employees only receive LPUs in BGC Holdings and Newmark employees only receive LPUs in Newmark Holdings.

Generally, such LPUs receive quarterly allocations of net income, which are cash distributed and generally are contingent upon services being provided by the unit holders. As prescribed in U.S. GAAP guidance, prior to the Spin-Off of Newmark, the quarterly allocations of net income on BGC Holdings LPUs held by all employees and the quarterly allocations of net income on Newmark Holdings LPUs held by BGC employees are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the Company’s unaudited condensed consolidated statements of operations. In addition, prior to the Spin-Off, the quarterly allocation of net income on such LPUs in Newmark Holdings held by Newmark employees are reflected as a component of “Consolidated net income (loss) from discontinued operations, net of tax” in the Company’s unaudited condensed consolidated statements of operations. Following the Spin-Off, the quarterly allocations of net income on BGC Holdings and Newmark Holdings LPUs held by BGC employees are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the Company’s unaudited condensed consolidated statements of operations, and the quarterly allocations of net income on BGC Holdings LPUs held by Newmark employees are reflected as a component of “Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of operations. From time to time, the Company issues LPUs as part of the consideration for acquisitions.

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

The Company has also awarded certain Preferred Units. Each quarter, the net profits of BGC Holdings and Newmark Holdings are allocated to such units at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation. These allocations are deducted before the calculation and distribution of the quarterly partnership distribution for the remaining partnership units and are generally contingent upon services being provided by the unit holder. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution. Preferred Units may not be made exchangeable into the BGC Class A common stock and are only entitled to the Preferred Distribution, and accordingly they are not included in the Company’s fully diluted share count. The quarterly allocations of net income on Preferred Units are reflected the same as the LPUs described above in the Company’s unaudited condensed consolidated statements of operations. After deduction of the Preferred Distribution, the remaining partnership units generally receive quarterly allocations of net income based on their weighted-average pro rata share of economic ownership of the operating subsidiaries.

Cantor Units

Cantor holds limited partnership interests in BGC Holdings. Cantor units are reflected as a component of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition. Cantor receives allocations of net income (loss), which are cash distributed on a quarterly basis and are reflected as a component of “Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of operations. In addition, Cantor holds limited partnership interests in Newmark Holdings, which were reflected as a component of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition until the Spin-Off of Newmark. The allocations of net income (loss) Cantor received for its interests in Newmark Holdings, which are cash distributed on a quarterly basis, were reflected as a component of “Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of operations until the Spin-Off of Newmark.

General

Certain of the limited partnership interests, described above, have been granted exchangeability into shares of BGC Class A common stock, and additional limited partnership interests may become exchangeable into shares of BGC and/or Newmark Class A common stock. In addition, certain limited partnership interests have been granted the right to exchange into another partnership unit with a capital account (“HDUs”). HDUs have a stated capital account which is initially based on the closing trading price of Class A common stock at the time the HDU is issued. HDUs participate in quarterly partnership distributions and are not exchangeable into shares of Class A common stock. Limited partnership interests held by Cantor in BGC Holdings are generally exchangeable for up to 23.6 million shares of BGC Class B common stock. Prior to the Separation, BGC Holdings limited partnership interests could become exchangeable for a BGC Class A common stock on a one-for-one basis (subject to adjustment). Following the Separation and prior to the Spin-Off on November 30, 2018, in order for a partner or Cantor to exchange a limited partnership interest in BGC Holdings or Newmark Holdings into a share of BGC Class A or BGC Class B common stock, such partner or Cantor was required to exchange both one BGC Holdings limited partnership interest and a number of Newmark Holdings limited partnership interest equal to a BGC Holdings limited partnership interest multiplied by the quotient obtained by dividing Newmark Class A and Newmark Class B common stock, Newmark OpCo interests, and Newmark Holdings limited partnership interests held by BGC as of such time by the number of BGC Class A and BGC Class B common stock outstanding as of such time, referred to as the “Distribution Ratio”, divided by the Exchange Ratio. Initially the Distribution Ratio was equivalent to the Contribution Ratio (one divided by 2.2 or 0.4545), and at the time of the Spin-Off, the Distribution Ratio equaled 0.463895. As a result of the change in the Distribution Ratio, certain BGC Holdings limited partnership interests no longer had a corresponding Newmark Holdings limited partnership interest. The exchangeability of these BGC Holdings limited partnership interests along with any new BGC Holdings limited partnership interests issued after the Separation (together referred to as “standalone”) into BGC Class A or BGC Class B common stock was contingent upon the Spin-Off. Following the Spin-Off, on November 30, 2018, a partner or Cantor is no longer required to have paired BGC Holdings and Newmark Holdings limited partnership interests to exchange into BGC Class A or BGC Class B common stock. Subsequent to the Spin-Off, limited partnership interests in BGC Holdings held by a partner or Cantor may become exchangeable for BGC Class A or BGC Class B common stock on a one-for-one basis, and limited partnership interests in Newmark Holdings held by a partner or Cantor may become exchangeable for a number of shares of Newmark Class A or Newmark Class B common stock equal to the number of limited partnership interests multiplied by the then Exchange Ratio. Therefore, these standalone BGC limited partnership interests, which were previously excluded from the Company’s fully diluted number of shares and units outstanding, are now included in the Company’s fully diluted number of shares and units outstanding if dilutive. Because limited partnership interests are included in the Company’s fully diluted share count, if dilutive, any exchange of limited partnership interests into shares of BGC Class A or BGC Class B common stock would not impact the fully diluted number of shares and units outstanding. Because these limited partnership interests generally receive quarterly allocations of net income, such exchange would have no significant impact on the cash flows or equity of the Company.

Each quarter, net income (loss) is allocated between the limited partnership interests and the common stockholders. In quarterly periods in which the Company has a net loss, the loss allocation for FPUs, LPUs and Cantor units in BGC Holdings is allocated to Cantor and reflected as a component of “Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of operations. In subsequent quarters in which the Company has net income, the initial allocation of income to the limited partnership interests in BGC Holdings is to Cantor and is recorded as “Net income (loss) from continuing operations attributable to noncontrolling interests in subsidiaries,” to recover any losses taken in earlier quarters, with the remaining income allocated to the limited partnership interests. This income (loss) allocation process has no impact on the net income (loss) allocated to common stockholders. In addition, in quarterly periods in which Newmark has a net loss, the loss allocation for FPUs, LPUs and Cantor units in Newmark Holdings is allocated to Cantor. In subsequent quarters in which Newmark has net income, the initial allocation of income to limited partnership interests in Newmark Holdings is allocated to Cantor to recover any losses taken in earlier quarters, with the remaining income allocated to the limited partnership interests. These income (loss) allocations to Cantor by Newmark have no impact to BGC’s unaudited condensed consolidated statements of operations following the Spin-Off of Newmark.

3.	Summary of Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, see Note 3—“Summary of Significant Accounting Policies,” in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018. Other than the following, during the nine months ended September 30, 2019, there were no significant changes made to the Company’s significant accounting policies.

Leases

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

Poten & Partners

On November 15, 2018, the Company completed the acquisition of Poten & Partners, a leading ship brokerage, consulting and business intelligence firm specializing in liquefied natural gas, tanker and liquefied petroleum gas markets.

Ed Broking

On January 31, 2019, the Company completed the acquisition of Ed Broking, an independent Lloyd's of London insurance broker with a number of insurance products including accident and health, aerospace, cargo, energy, financial and political risks, marine, professional and executive risk, property and casualty, specialty and reinsurance.

Other Acquisitions

During the nine months ended September 30, 2019 and the year ended December 31, 2018, the Company completed several smaller acquisitions. The aggregate consideration paid for these acquisitions was not material to the Company’s unaudited condensed consolidated financial statements.

Total Consideration

The total consideration for all acquisitions during the nine months ended September 30, 2019 was $102.3 million in total fair value comprised of cash, restricted shares of BGC Class A common stock, and RSUs. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of $50.2 million. The goodwill figure includes measurement period adjustments of approximately $5.6 million recorded during the nine months ended September 30, 2019.

The total consideration for acquisitions during the year ended December 31, 2018 was $94.2 million in total fair value, comprised of cash, and RSUs, of which $18.0 million may be issued contingent on certain targets being met through 2021. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of $39.7 million. During the nine months ended September 30, 2019, the Company recorded measurement period adjustments of $1.1 million to reduce this goodwill figure.

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

Basic Earnings Per Share:

The following is the calculation of the Company’s basic EPS from continuing and discontinued operations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic earnings (loss) per share:
Net income (loss) from continuing operations available to common stockholders	$(3,529)	$31,610	$71,950	$95,609
Net income (loss) from discontinued operations available to common stockholders[1]	—	87,254	—	117,068
Net income (loss) available to common stockholders	$(3,529)	$118,864	$71,950	$212,677
Basic weighted-average shares of common stock outstanding	346,060	327,932	341,940	319,027
Continuing operations	$(0.01)	$0.10	$0.21	$0.30
Discontinued operations	—	0.26	—	0.37
Basic earnings (loss) per share	$(0.01)	$0.36	$0.21	$0.67

1In accordance with ASC 260, includes a reduction for dividends on preferred stock or units.

Fully Diluted Earnings Per Share:

Fully diluted EPS is calculated utilizing net income (loss) available to common stockholders plus net income allocations to the limited partnership interests as the numerator. The denominator is comprised of the Company’s weighted-average number of outstanding BGC shares of common stock and, if dilutive, the weighted-average number of limited partnership interests and other contracts to issue shares of BGC common stock, including RSUs. The limited partnership interests generally are potentially exchangeable into shares of BGC Class A common stock (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings”) and are entitled to their pro-rata share of earnings after the deduction for the Preferred Distribution; as a result, they are included in the fully diluted EPS computation to the extent that the effect would be dilutive.

Continuing Operations

The following is the calculation of the Company’s fully diluted EPS from continuing operations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fully diluted (loss) earnings per share
Net income (loss) from continuing operations available to common stockholders	$(3,529)	$31,610	$71,950	$95,609
Allocations of net income (loss) to limited partnership interests, net of tax	—	13,098	36,428	—
Net income (loss) for fully diluted shares	$(3,529)	$44,708	$108,378	$95,609
Weighted-average shares:
Common stock outstanding	346,060	327,932	341,940	319,027
Partnership units[1]	—	107,555	178,971	—
RSUs (Treasury stock method)	—	300	938	412
Other	—	1,300	1,369	1,298
Fully diluted weighted-average shares of common stock outstanding	346,060	437,087	523,218	320,737
Fully diluted earnings (loss) per share from continuing operations	$(0.01)	$0.10	$0.21	$0.30

[1]	Partnership units collectively include FPUs, LPUs, and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for more information).

For the three and nine months ended September 30, 2019, 182.7 million and 0.5 million potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS from continuing operations because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended September 30, 2019, included 180.5 million limited partnership interests and 2.2 million other contracts to issue shares of BGC common stock, including RSUs. Anti-dilutive securities for the nine months ended September 30, 2019, comprised RSUs. For the three and nine months ended September 30, 2018, there were approximately 50.6 million and 162.1 million potentially dilutive securities, respectively, excluded from the computation of fully diluted EPS from continuing operations because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended September 30, 2018, were substantially all limited partnership interests. Anti-dilutive securities for the nine months ended September 30, 2018 included 162.0 million limited partnership interests and 0.1 million RSUs.

Discontinued Operations

The following is the calculation of the Company’s fully diluted EPS from discontinued operations (in thousands, except per share data):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Fully diluted (loss) earnings per share
Net income (loss) from discontinued operations available to common stockholders[1]	$87,254	$117,068
Allocations of net income (loss) to limited partnership interests, net of tax	21,648	—
Net income (loss) for fully diluted shares	$108,902	$117,068
Weighted-average shares:
Common stock outstanding	327,932	319,027
Partnership units[2]	107,555	—
RSUs (Treasury stock method)	300	412
Other	1,300	1,298
Fully diluted weighted-average shares of common stock outstanding	437,087	320,737
Fully diluted earnings (loss) per share from discontinued operations	$0.25	$0.36

[1]	In accordance with ASC 260, includes a reduction for dividends on preferred stock or units.
[2]	Partnership units collectively include FPUs, LPUs, and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for more information).

For the three and nine months ended September 30, 2018, there were approximately 50.6 million and 162.1 million potentially dilutive securities, respectively, excluded from the computation of fully diluted EPS from discontinued operations because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended September 30, 2018, were substantially all limited partnership interests. Anti-dilutive securities for the nine months ended September 30, 2018 included 162.0 million limited partnership interests and 0.1 million RSUs.

For the three and nine months ended September 30, 2019 there were no standalone BGC Holdings partnership units excluded from the fully diluted EPS weighted-average computation from continuing and discontinued operations (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for further information on standalone BGC Holdings partnership units). For the three and nine months ended September 30, 2018, there were 20.1 million and 14.3 million, respectively, of standalone BGC Holdings partnership units excluded from the fully diluted EPS weighted-average computation from continuing and discontinued operations because the conversion into BGC Class A common stock was contingent on the Newmark Spin-Off. Additionally, as of September 30, 2019 and 2018, approximately 15.3 million and 7.9 million shares, respectively, of contingent BGC Class A common stock and LPUs were excluded from the fully diluted EPS computations from continuing and discontinued operations because the conditions for issuance had not been met by the end of the respective periods.
6.	Stock Transactions and Unit Redemptions

Class A Common Stock

Changes in shares of BGC Class A common stock outstanding were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Shares outstanding at beginning of period	297,871,034	290,909,843	291,474,768	256,968,372
Share issuances:
Redemptions/Exchanges of limited partnership interests[1]	4,001,618	2,474,658	9,701,674	9,949,679
Vesting of RSUs	61,851	82,345	383,357	464,019
Acquisition related issuances	348,797	78,678	848,246	1,083,150
Compensation awards	—	—	—	979,344
Other issuances of BGC Class A common stock	53,810	23,767	162,237	72,182
Issuance of BGC Class A common stock for general corporate purposes	—	—	—	24,923,714
Treasury stock repurchases	—	(8,263)	(233,172)	(734,802)
Forfeitures of restricted BGC Class A common stock	(22,046)	(49,189)	(22,046)	(193,819)
Shares outstanding at end of period	302,315,064	293,511,839	302,315,064	293,511,839

[1]

Included in redemption/exchanges of limited partnership interests for the three and nine months ended September 30, 2019, are 2.8 million shares of BGC Class A common stock granted in connection with the cancellation of 3.2 million LPUs, and 5.2 million shares of BGC Class A common stock granted in connection with the cancellation of 5.8 million LPUs, respectively. No shares of BGC Class A common stock were granted during the three and nine months ended September 30, 2018, in connection with the cancelation of LPUs. Because LPUs are included in the Company’s fully diluted share count, if dilutive, redemptions or exchanges in connection with the issuance of shares of BGC Class A common stock would not materially impact the fully diluted number of shares and units outstanding.

Class B Common Stock

The Company did not issue any shares of BGC Class B common stock during the three and nine months ended September 30, 2019 and 2018. As of September 30, 2019 and December 31, 2018, there were 45,884,380 shares of BGC Class B common stock outstanding.

Controlled Equity Offering

On April 12, 2017, the Company entered into the April 2017 Sales Agreement. Shares of BGC Class A common stock sold under this CEO sales agreement were used for redemptions of limited partnership interests in BGC Holdings and Newmark Holdings, as well as for general corporate purposes. CF&Co is a wholly-owned subsidiary of Cantor and an affiliate of the Company. Under this agreement, the Company has agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. As of March 31, 2018, the Company had sold all 20 million shares of BGC Class A common stock under the April 2017 Sales Agreement.

On March 9, 2018, the Company entered into the March 2018 Sales Agreement. Proceeds from shares of BGC Class A common stock sold under this CEO sales agreement may be used for redemptions of limited partnership interests in BGC Holdings and Newmark Holdings (for the period following the Newmark IPO and prior to the Spin-Off of Newmark), as well as for general corporate purposes, including acquisitions and the repayment of debt. Under this agreement, the Company and Cantor have agreed to the same terms as stated above. As of September 30, 2019, the Company has sold 17,401,431 shares of BGC Class A common stock (or $209.8 million) under the March 2018 Sales Agreement. For additional information on the Company’s CEO sales agreements, see Note 13—“Related Party Transactions.”

Unit Redemptions and Share Repurchase Program

The Company’s Board of Directors and Audit Committee have authorized repurchases of BGC Class A common stock and redemptions of limited partnership interests or other equity interests in the Company’s subsidiaries. On August 1, 2018, the Company’s Board of Directors and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $300.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of September 30, 2019, the Company had $256.9 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units. The table below represents the units redeemed and/or shares repurchased for cash and does not include units redeemed/cancelled in connection with the grant of shares of BGC Class A common stock nor the partnership units exchanged for shares of BGC Class A common stock. The gross unit redemptions and share repurchases of BGC Class A common stock during the three and nine months ended September 30, 2019 were as follows:

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Plan
Redemptions[1,2]
January 1, 2019—March 31, 2019	1,202,948	$6.00
April 1, 2019—June 30, 2019	97,229	5.45
July 1, 2019—September 30, 2019	73,295	5.24
Total Redemptions	1,373,472	$5.92
Repurchases [3,4]
January 1, 2019—March 31, 2019	233,172	$5.30
April 1, 2019—June 30, 2019	—	—
July 1, 2019—September 30, 2019	—	—
Total Repurchases	233,172	5.30
Total Redemptions and Repurchases	1,606,644	$5.83	$256,882,218

[1]

During the three months ended September 30, 2019, the Company redeemed 36 thousand LPUs at an aggregate redemption price of $188 thousand for an average price of $5.19 per unit and 37 thousand FPUs at an aggregate redemption price of $196 thousand for an average price of $5.28 per unit. During the three months ended September 30, 2018, the Company redeemed 2.1 million LPUs at an aggregate redemption price of $23.5 million for an average price of $11.26 per unit and 18 thousand FPUs at an aggregate redemption price of $220 thousand for an average price of $12.33 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 2.8 million shares of BGC Class A common stock during the three months ended September 30, 2019, nor the partnership units exchanged for 1.2 million and 0.5 million shares of BGC Class A common stock during the three months ended September 30, 2019 and 2018, respectively. No units were redeemed/cancelled in connection with the grant of BGC Class A common stock during the three months ended September 30, 2018.

[2]

During the nine months ended September 30, 2019, the Company redeemed 1.3 million LPUs at an aggregate redemption price of $7.9 million for an average price of $5.94 per unit and 42 thousand FPUs at an aggregate redemption price of $226 thousand for an average price of $5.35 per unit. During the nine months ended September 30, 2018, the Company redeemed 8.0 million LPUs at an aggregate redemption price of $103.5 million for an average price of $12.89 per unit and 0.1 million FPUs at an aggregate redemption price of $1.3 million for an average price of $12.98 per unit. Of the 1.4 million units redeemed above, during the nine months ended September 30, 2019, 0.9 million units were redeemed using cash from our CEO program, and therefore did not materially impact the fully diluted number of shares and units outstanding or our liquidity position. The table above does not include units redeemed/cancelled in connection with the grant of 5.2 million shares of Class A common stock during the nine months ended September 30, 2019, nor the partnership units exchanged for 3.6 million and 2.3 million shares of BGC Class A common stock during the nine months ended September 30, 2019 and 2018, respectively. No units were redeemed/cancelled in connection with the grant of BGC Class A common stock during the nine months ended September 30, 2018.

[3]

The Company did not repurchase any shares of BGC Class A common stock during the three months ended September 30, 2019. During the three months ended September 30, 2018, the Company repurchased 8 thousand shares of BGC Class A common stock at an aggregate purchase price of $95 thousand for an average price of $11.48 per share.

[4]

During the nine months ended September 30, 2019, the Company repurchased 0.2 million shares of BGC Class A common stock at an aggregate purchase price of $1.2 million for an average price of $5.30 per share. During the nine months ended September 30, 2018, the Company repurchased 0.7 million shares of BGC Class A common stock at an aggregate purchase price of $9.8 million for an average price of $13.35 per share.

Following the Spin-Off, external data providers have restated the historical prices of BGCP. As such, the nominal prices listed in the footnotes above may not match the historical prices listed on such data services following the Spin-Off.

Redeemable Partnership Interest

The changes in the carrying amount of redeemable partnership interest were as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Balance at beginning of period	$24,706	$46,415
Consolidated net income allocated to FPUs	1,942	7,224
Earnings distributions	(1,297)	(2,380)
FPUs exchanged	(733)	(767)
FPUs redeemed	(58)	(222)
Balance at end of period	$24,560	$50,270

7.	Securities Owned

Securities owned primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total securities owned were $60.4 million as of September 30, 2019 and $58.4 million as of December 31, 2018. For additional information, see Note 12—“Fair Value of Financial Assets and Liabilities.”
8.	Collateralized Transactions

Repurchase Agreements

Securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the contractual amount for which the securities will be repurchased, including accrued interest. As of September 30, 2019, Cantor facilitated Repurchase Agreements between the Company and Cantor in the amount of $1.9 million for the purpose of financing fails. U.S. Treasury or other fixed income securities were provided to Cantor as collateral for the fair value of the Repurchase Agreement. These Repurchase Agreements had a maturity date of October 1, 2019. As of December 31, 2018, Cantor facilitated Repurchase Agreements between the Company and Cantor in the amount of $1.0 million for the purpose of financing fails. U.S. Treasury or other fixed income securities were provided to Cantor as collateral for the fair value of the Repurchase Agreement.

Securities Loaned

As of September 30, 2019, the Company had Securities loaned transactions of $13.0 million with Cantor. The fair value of the securities loaned was $12.9 million. As of September 30, 2019, the cash collateral received from Cantor bore interest rates ranging from 2.65% to 3.00%. As of December 31, 2018, the Company had Securities loaned transactions of $15.1 million with Cantor. The fair value of the securities loaned was $15.3 million. As of December 31, 2018, the cash collateral received from Cantor bore an annual interest rate of 2.94%. These transactions have no stated maturity date.

9.	Marketable Securities

Marketable securities consist of the Company’s ownership of equity securities carried at fair value. Effective January 1, 2018, all marketable securities are accounted for at fair value in accordance with ASU 2016-01. The securities had a fair value of $13.2 million and $32.1 million as of September 30, 2019 and December 31, 2018, respectively.

These equity securities are measured at fair value, with any changes in fair value recognized in earnings and included in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations. The Company recognized $0.4 million realized and unrealized net gains and $3.5 million realized and unrealized net losses, related to sales and the mark-to-market adjustments on these shares during the three months ended September 30, 2019 and 2018, respectively. The Company recognized $5.7 million and $10.3 million realized and unrealized net gains, related to sales and the mark-to-market adjustments on these shares during the nine months ended September 30, 2019 and 2018, respectively.

During the nine months ended September 30, 2019, the Company sold marketable securities with a fair value of $24.6 million, at the time of sale. During the nine months ended September 30, 2018, the Company sold marketable securities with a fair value of $102.1 million, at the time of sale. The Company did not purchase any marketable securities during the nine months ended September 30, 2019 and 2018.

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

	September 30, 2019	December 31, 2018
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$3,319,439	$660,995
Receivables from clearing organizations	131,050	269,549
Other receivables from broker-dealers and customers	11,084	7,561
Net pending trades	3,710	1,782
Open derivative contracts	3,815	1,979
Total	$3,469,098	$941,866
Payables to broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$3,098,187	$636,705
Payables to clearing organizations	182,835	30,043
Other payables to broker-dealers and customers	13,068	11,956
Open derivative contracts	5,361	91,129
Total	$3,299,451	$769,833

A portion of these receivables and payables are with Cantor. See Note 13—“Related Party Transactions,” for additional information related to these receivables and payables.

Substantially all open fails to deliver, open fails to receive and pending trade transactions as of September 30, 2019 have subsequently settled at the contracted amounts.
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

The fair value of derivative contracts, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	September 30, 2019			December 31, 2018
Derivative contract	Assets	Liabilities	Notional Amounts[1]	Assets	Liabilities	Notional Amounts[1]
Foreign exchange/commodities options	$2	$71	$36,647	$39	$88,016	$4,745,428
Forwards	338	2,604	189,935	236	639	79,008
Foreign exchange swaps	3,348	2,282	487,643	1,611	2,072	482,295
Futures	127	404	9,693,783	93	402	13,067,925
Total	$3,815	$5,361	$10,408,008	$1,979	$91,129	$18,374,656

[1]	Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of the Company’s derivative activity and does not represent anticipated losses.

Certain of the Company’s foreign exchange swaps are with Cantor. See Note 13—“Related Party Transactions,” for additional information related to these transactions.

The replacement cost of contracts in a gain position were $3.8 million and $2.0 million, as of September 30, 2019 and December 31, 2018, respectively.

The following tables present information about the offsetting of derivative instruments (in thousands):

	September 30, 2019
			Net Amounts Presented in the
	Gross Amounts	Gross Amounts Offset	Statements of Financial Condition[1]
Assets
Foreign exchange/commodities options	$1,022	$(1,020)	$2
Forwards	349	(11)	338
Foreign exchange swaps	3,569	(221)	3,348
Futures	779	(652)	127
Total derivative assets	$5,719	$(1,904)	$3,815
Liabilities
Foreign exchange/commodities options	$1,091	$(1,020)	$71
Foreign exchange swaps	2,503	(221)	2,282
Forwards	2,615	(11)	2,604
Futures	1,056	(652)	404
Total derivative liabilities	$7,265	$(1,904)	$5,361

	December 31, 2018
			Net Amounts Presented in the
	Gross Amounts	Gross Amounts Offset	Statements of Financial Condition[1]
Assets
Foreign exchange/commodities options	$482,751	$(482,712)	$39
Forwards	253	(17)	236
Foreign exchange swaps	1,938	(327)	1,611
Futures	57,479	(57,386)	93
Total derivative assets	$542,421	$(540,442)	$1,979
Liabilities
Foreign exchange/commodities options	$570,728	$(482,712)	$88,016
Foreign exchange swaps	2,399	(327)	2,072
Forwards	656	(17)	639
Futures	57,788	(57,386)	402
Total derivative liabilities	$631,571	$(540,442)	$91,129

[1]	There were no additional balances in gross amounts not offset as of September 30, 2019 and December 31, 2018, respectively.

The change in fair value of derivative contracts is reported as part of “Principal transactions” in the Company’s unaudited condensed consolidated statements of operations. The change in fair value of equity options related to marketable securities is included as part of “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations.

The table below summarizes gains and losses on derivative contracts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative contract	2019	2018	2019	2018
Foreign exchange/commodities options	$114	$8,491	$226	$19,152
Futures	3,720	3,230	12,529	14,878
Forwards	(2,351)	8,953	(4,770)	6,277
Foreign exchange swaps	670	283	1,894	873
Equity options	—	—	318	102
Interest rate swaps	—	—	—	(5)
Total gain (loss), net	$2,153	$20,957	$10,197	$41,277

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

The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	Assets at Fair Value at September 30, 2019
	Level 1	Level 2 [1]	Level 3	Netting and Collateral	Total
Marketable securities	$13,220	$—	$—	$—	$13,220
Government debt	58,405	—	—	—	58,405
Securities owned—Equities	658	—	—	—	658
Foreign exchange/commodities options	1,022	—	—	(1,020)	2
Forwards	—	349	—	(11)	338
Foreign exchange swaps	—	3,569	—	(221)	3,348
Futures	—	779	—	(652)	127
Corporate Bonds	—	1,335	—	—	1,335
Total	$73,305	$6,032	$—	$(1,904)	$77,433

[1]

In addition, the Company has equity securities with a fair value of $24.4 million, which are presented in “Other Assets” in the Company’s unaudited condensed consolidated statements of financial condition as of September 30, 2019. These investments are remeasured to fair value on a non-recurring basis and are classified within Level 2 in the fair value hierarchy. See section below titled “Fair Value Measurements on a Non-Recurring Basis” for additional information.

	Liabilities at Fair Value at September 30, 2019
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Foreign exchange/commodities options	$1,091	$—	$—	$(1,020)	$71
Foreign exchange swaps	—	2,503	—	(221)	2,282
Forwards	—	2,615	—	(11)	2,604
Futures	—	1,056	—	(652)	404
Contingent consideration	—	—	41,026	—	41,026
Total	$1,091	$6,174	$41,026	$(1,904)	$46,387

	Assets at Fair Value at December 31, 2018
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Marketable securities	$32,064	$—	$—	$—	$32,064
Government debt	57,788	—	—	—	57,788
Securities owned—Equities	620	—	—	—	620
Foreign exchange/commodities options	482,751	—	—	(482,712)	39
Forwards	—	253	—	(17)	236
Foreign exchange swaps	—	1,938	—	(327)	1,611
Futures	—	57,479	—	(57,386)	93
Total	$573,223	$59,670	$—	$(540,442)	$92,451

	Liabilities at Fair Value at December 31, 2018
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Foreign exchange/commodities options	$570,728	$—	$—	$(482,712)	$88,016
Foreign exchange swaps	—	2,399	—	(327)	2,072
Forwards	—	656	—	(17)	639
Futures	—	57,788	—	(57,386)	402
Contingent consideration	—	—	45,984	—	45,984
Total	$570,728	$60,843	$45,984	$(540,442)	$137,113

Level 3 Financial Liabilities

Changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended September 30, 2019 were as follows (in thousands):

	Opening Balance as of July 1, 2019	Total realized and unrealized gains (losses) included in Net income (loss)	Unrealized gains (losses) included in Other comprehensive income (loss)	Purchases/ Issuances	Sales/ Settlements	Closing Balance at September 30, 2019	Unrealized gains (losses) for the period on Level 3 Assets / Liabilities Outstanding at September 30, 2019
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration[1]	$42,152	$(533)	$7	$—	$(1,652)	$41,026	$(533)

[1]

Realized and unrealized gains (losses) included in Net income (loss) are reported in “Other expenses” and “Other income (loss),” as applicable, in the Company’s unaudited condensed consolidated statements of operations.

Changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended September 30, 2018 were as follows (in thousands):

	Opening Balance as of July 1, 2018	Total realized and unrealized gains (losses) included in Net income (loss)	Unrealized gains (losses) included in Other comprehensive income (loss)	Purchases/ Issuances	Sales/ Settlements	Closing Balance at September 30, 2018	Unrealized gains (losses) for the period on Level 3 Assets / Liabilities Outstanding at September 30, 2018
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration[1]	$29,784	$(437)	$15	$—	$—	$30,206	$(437)

[1]

Realized and unrealized gains (losses) included in Net income (loss) are reported in “Other expenses” and “Other income (loss),” as applicable, in the Company’s unaudited condensed consolidated statements of operations.

Changes in Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2019 are as follows (in thousands):

	Opening Balance as of January 1, 2019	Total realized and unrealized gains (losses) included in Net income (loss)	Unrealized gains (losses) included in Other comprehensive income (loss)	Purchases/ Issuances	Sales/ Settlements	Closing Balance at September 30, 2019	Unrealized gains (losses) for the period on Level 3 Assets / Liabilities Outstanding at September 30, 2019
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration[1]	$45,984	$(4,242)	$14	$—	$(9,186)	$41,026	$(4,242)

[1]

Realized and unrealized gains (losses) included in Net income (loss) are reported in “Other expenses” and “Other income (loss),” as applicable, in the Company’s unaudited condensed consolidated statements of operations.

Changes in Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2018 are as follows (in thousands):

	Opening Balance as of January 1, 2018	Total realized and unrealized gains (losses) included in Net income (loss)	Unrealized gains (losses) included in Other comprehensive income (loss)	Purchases/ Issuances	Sales/ Settlements	Closing Balance at September 30, 2018	Unrealized gains (losses) for the period on Level 3 Assets / Liabilities Outstanding at September 30, 2018
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration[1]	$41,386	$(761)	$12	$22	$(11,951)	$30,206	$(761)

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

Quantitative Information About Level 3 Fair Value Measurements on a Recurring Basis

The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value as of September 30, 2019
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Contingent consideration	$—	$41,026	Present value of expected payments	Discount rate Probability of meeting earnout and contingencies	9.2%-10.3% 65%-100%	9.7% 89.5%¹

[1]	The probability of meeting the earnout targets was based on the acquired businesses’ projected future financial performance, including revenues.

	Fair Value as of December 31, 2018
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Contingent consideration	$—	$45,984	Present value of expected payments	Discount rate Probability of meeting earnout and contingencies	9.2%-10.3% 75%-100%	9.6% 95%[1]

[1]	The probability of meeting the earnout targets was based on the acquired businesses’ projected future financial performance, including revenues.

Information About Uncertainty of Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of September 30, 2019 and December 31, 2018, the present value of expected payments related to the Company’s contingent consideration was $41.0 million and $46.0 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, would be $58.9 million and $66.1 million, as of September 30, 2019 and December 31, 2018, respectively.

Fair Value Measurements on a Non-Recurring Basis

Pursuant to the recognition and measurement guidance for equity investments, effective January 1, 2018, equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. The Company applied the measurement alternative to equity securities with the fair value of $24.4 million and $55.8 million, which were included in “Other assets” in the Company’s unaudited condensed consolidated statements of financial condition as of September 30, 2019 and December 31, 2018, respectively. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.

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

For the three months ended September 30, 2019 and 2018, Cantor’s share of the net profit (loss) in Tower Bridge was $0.2 million and $1.4 million, respectively. For the nine months ended September 30, 2019 and 2018, Cantor’s share of the net profit (loss) in Tower Bridge was $0.5 million and $0.4 million, respectively. Cantor’s noncontrolling interest in Tower Bridge is included as part of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition.

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

For the three months ended September 30, 2019 and 2018, the Company recognized related party revenues of $8.2 million and $6.8 million, respectively, for the services provided to Cantor. For the nine months ended September 30, 2019 and 2018, the Company recognized related party revenues of $21.2 million and $19.1 million, respectively, for the services provided to Cantor. These revenues are included as part of “Fees from related parties” in the Company’s unaudited condensed consolidated statements of operations.

In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an employee lease agreement whereby certain employees of Cantor are deemed leased employees of the Company. For the three months ended September 30, 2019 and 2018, the Company was charged $16.3 million and $13.4 million, respectively, for the services provided by Cantor and its affiliates, of which $9.3 million and $7.8 million, respectively, were to cover compensation to leased employees for these periods. For the nine months ended September 30, 2019 and 2018, the Company was charged $44.1 million and $39.1 million, respectively, for the services provided by Cantor and its affiliates, of which $27.6 million and $23.6 million, respectively, were to cover compensation to leased employees for these periods. The fees charged by Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations. The fees charged by Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

Newmark IPO and Spin-Off

The Separation and Distribution Agreement sets forth the agreements among BGC, Cantor, Newmark and their respective subsidiaries. For additional information, see Note 1—“Organization and Basis of Presentation.”

As a result of the Separation, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, including Cantor, whereby each holder of BGC Holdings limited partnership interests at that time held a BGC Holdings limited partnership interest and a corresponding Newmark Holdings limited partnership interest, which is equal to a BGC Holdings limited partnership interest multiplied by the Contribution Ratio, divided by the Exchange Ratio. For additional information, see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings.”

In addition, CF&Co, a wholly-owned subsidiary of Cantor, was an underwriter of the Newmark IPO. Pursuant to the underwriting agreement, Newmark paid CF&Co 5.5% of the gross proceeds from the sale of shares of Newmark Class A common stock sold by Cantor in connection with the Newmark IPO.

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

Subsequent to the Spin-Off, there are remaining partners who hold limited partnership interests in BGC Holdings who are Newmark employees, and there are remaining partners who hold limited partnership interests in Newmark Holdings who are BGC employees. These limited partnership interests represent interests that were held prior to the Newmark IPO or were distributed in connection with the Separation. Following the Newmark IPO, employees of BGC and Newmark only receive limited partnership interests in BGC Holdings and Newmark Holdings, respectively. As a result of the Spin-Off, as the existing limited partnership interests in BGC Holdings held by Newmark employees and the existing limited partnership interests in Newmark Holdings held by BGC employees are exchanged/redeemed, the related capital can be contributed to and from Cantor, respectively.

Investment in Newmark

On March 7, 2018, BGC Partners and its operating subsidiaries purchased 16.6 million newly issued exchangeable LPUs of Newmark Holdings for $242.0 million. The price per Newmark Unit was based on the $14.57 closing price of Newmark Class A common stock on March 6, 2018 as reported on the NASDAQ Global Select Market. These newly-issued Newmark Holdings Units were exchangeable, at BGC’s discretion, into either shares of Newmark Class A common stock or shares of Newmark Class B common stock. BGC made the Investment in Newmark pursuant to an Investment Agreement dated as of March 6, 2018 by and among BGC, BGC Holdings, BGC U.S. OpCo, BGC Global OpCo, Newmark, Newmark Holdings and Newmark OpCo. The Investment in Newmark and related transactions were approved by the Audit Committees and Boards of Directors of BGC and Newmark. BGC and its subsidiaries funded the Investment in Newmark using the proceeds of its CEO sales program. Newmark used the proceeds to repay the balance of the outstanding principal amount under its unsecured senior term loan credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, that was guaranteed by BGC. In addition, in accordance with the Separation and Distribution Agreement, BGC owned 7.0 million limited partnership interests in the Newmark OpCo immediately prior to the Spin-Off of Newmark, as a result of other issuances of BGC Class A common stock primarily related to the redemption of LPUs in BGC Holdings and Newmark Holdings.

Prior to and in connection with the Spin-Off of Newmark, 15.1 million Newmark Holdings Units held by BGC were exchanged into 9.4 million shares of Newmark Class A common stock and 5.4 million shares of Newmark Class B common stock, and 7.0 million Newmark OpCo Units held by BGC were exchanged into 6.9 million shares of Newmark Class A common stock. These shares of Newmark Class A and Newmark Class B common stock were included in the Spin-Off to BGC’s stockholders. On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, to distribute pro rata all of the 1.5 million exchangeable LPUs of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the BGC Holdings Distribution to its limited partners entitled to receive distributions on their BGC Holdings units who were holders of record of such units as of November 23, 2018 (including Cantor and executive officers of BGC). The Newmark Holdings Units distributed to BGC Holdings partners in the BGC Holdings Distribution are exchangeable for shares of Newmark Class A common stock, and, in the case of the 0.4 million Newmark Holdings Units received by Cantor, also into shares of Newmark Class B common stock, at the current Exchange Ratio of 0.9362 shares of Newmark common stock per Newmark Holdings unit (subject to adjustment). See Note 1—“Organization and Basis of Presentation” for additional information.

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

For both the three months ended September 30, 2019 and 2018, Lucera had $0.2 million, in related party revenues from Cantor. For the nine months ended September 30, 2019 and 2018, Lucera had $0.5 million and $0.6 million, respectively, in related party revenues from Cantor. These revenues are included in “Data, software and post-trade” in the Company’s unaudited condensed consolidated statements of operations.

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

Other Agreements with Cantor

The Company is authorized to enter into short-term arrangements with Cantor to cover any failed U.S. Treasury securities transactions and to share equally in any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of September 30, 2019, Cantor facilitated Repurchase Agreements between the Company and Cantor in the amount of $1.9 million for the purpose of financing fails. As of December 31, 2018, Cantor facilitated Repurchase Agreements between the Company and Cantor in the amount of $1.0 million for the purpose of financing fails.

To more effectively manage the Company’s exposure to changes in foreign exchange rates, the Company and Cantor have agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to foreign exchange currency hedging between Cantor and the Company. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of Cantor and the Company is utilized to determine the shares of profit or loss allocated to each for the period. During the three months ended September 30, 2019 and 2018, the Company recognized its share of foreign exchange losses of $0.5 million and $1.5 million, respectively. During the nine months ended September 30, 2019 and 2018, the Company recognized its share of foreign exchange gains of $0.4 million and foreign exchange losses of $3.1 million, respectively. These gains and losses are included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations.

Pursuant to the separation agreement relating to the Company’s acquisition of certain BGC businesses from Cantor in 2008, Cantor has a right, subject to certain conditions, to be the Company’s customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use market data from the Company without any cost. Any future related-party transactions or arrangements between the Company and Cantor are subject to the prior approval by the Company’s Audit Committee. During the three months ended September 30, 2019 and 2018, the Company recorded revenues from Cantor entities of $24 thousand and $59 thousand, respectively, related to commissions paid to the Company by Cantor. During nine months ended September 30, 2019 and 2018, the Company recorded revenues from Cantor entities of $171 thousand and $194 thousand, respectively, related to commissions paid to the Company by Cantor. These revenues are included as part of “Commissions” in the Company’s unaudited condensed consolidated statements of operations.

The Company and Cantor are authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.

In August 2013, the Audit Committee authorized the Company to invest up to $350.0 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used by the Company from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including policies related to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of September 30, 2019 and December 31, 2018, the Company did not have any investments in the program.

On June 5, 2015, the Company entered into an agreement with Cantor providing Cantor, CFGM and other Cantor affiliates entitled to hold BGC Class B common stock the right to exchange from time to time, on a one-to-one basis, subject to adjustment, up to an aggregate of 34,649,693 shares of BGC Class A common stock now owned or subsequently acquired by such Cantor entities for up to an aggregate of 34,649,693 shares of BGC Class B common stock. Such shares of BGC Class B common stock, which currently can be acquired upon the exchange of exchangeable limited partnership units owned in BGC Holdings, are already included in the Company’s fully diluted share count and will not increase Cantor’s current maximum potential voting power in the common equity. The Exchange Agreement enabled the Cantor entities to acquire the same number of shares of BGC Class B common stock that they were already entitled to acquire without having to exchange its exchangeable limited partnership units in BGC Holdings. The Company’s Audit Committee and full Board of Directors determined that it was in the best interests of the Company and its stockholders to approve the Exchange Agreement because it will help ensure that Cantor retains its exchangeable limited partnership units in BGC Holdings, which is the same partnership in which the Company’s partner employees participate, thus continuing to align the interests of Cantor with those of the partner employees.

On November 23, 2018, BGC Partners issued 10,323,366 shares of BGC Partners Class B common stock to Cantor and 712,907 shares of BGC Partners Class B common stock to CFGM, in each case in exchange for shares of BGC Class A common stock owned by Cantor and CFGM, respectively, on a one-to-one basis pursuant to the Exchange Agreement. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Partners by Cantor or CFGM for the Class B Issuance. The Class B Issuance was exempt from the Securities Act. Following this exchange, Cantor and its affiliates have the right to exchange under the Exchange Agreement up to an aggregate of 23,613,420 shares of BGC Class A common stock, now owned or subsequently acquired, or its exchangeable limited partnership units in BGC Holdings, into shares of BGC Class B common stock. As of September 30, 2019, Cantor and CFGM do not own any shares of BGC Class A common stock.

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

On March 19, 2018, the Company entered into the BGC Credit Agreement with Cantor. The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the previous credit facility between BGC and an affiliate of Cantor, and was approved by the Audit Committee of BGC. On March 19, 2018, the Company borrowed $150.0 million under the BGC Credit Agreement with Cantor and loaned Newmark $150.0 million under the Intercompany Credit Agreement on the same day. On August 6, 2018, the Company entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that can be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2020, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of September 30, 2019, there were no borrowings by BGC or Cantor outstanding under this agreement. As of September 30, 2018, there was $80.0 million outstanding under this agreement. BGC repaid Cantor all borrowings under the BGC Credit Agreement as of October 4, 2018. All borrowings outstanding under the Intercompany Credit Agreement were repaid by Newmark as of November 7, 2018. The Company recorded interest expense related to the BGC Credit Agreement of $1.4 million and $3.9 million for the three and nine months ended September 30, 2018, respectively, of which $1.3 million and $3.5 million, respectively, was allocated to discontinued operations in the Company’s unaudited condensed consolidated statements of operations. The Company did not record any interest income or interest expense related to the agreement for the three and nine months ended September 30, 2019.

As part of the Company’s cash management process, the Company may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of September 30, 2019 and December 31, 2018, the Company had no reverse repurchase agreements.

In June 2018, the Audit Committee authorized management to enter into certain data sharing arrangements with its affiliates, including Cantor, provided such arrangements are subject to all applicable privacy and other rules and regulations, contractual restrictions and other applicable law and agreements.

Receivables from and Payables to Related Broker-Dealers

Amounts due to or from Cantor and Freedom International Brokerage, one of the Company’s equity method investments, are for transactional revenues under a technology and services agreement with Freedom International Brokerage as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited condensed consolidated statements of financial condition. As of September 30, 2019 and December 31, 2018, the Company had receivables from Freedom International Brokerage of $1.4 million and $1.4 million, respectively. As of September 30, 2019 and December 31, 2018, the Company had $3.3 million and $1.6 million, respectively, in receivables from Cantor related to open derivative contracts. As of September 30, 2019 and December 31, 2018, the Company had $2.4 million and $2.1 million, respectively, in payables to Cantor related to open derivative contracts. As of September 30, 2019, the Company had $25.5 million in payables to Cantor related to fails and pending trades. As of December 31, 2018, the Company did not have any receivables from or payables to Cantor related to fails and pending trades.

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

As of September 30, 2019 and December 31, 2018, the aggregate balance of employee loans, net, was $266.9 million and $216.9 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s unaudited condensed consolidated statements of financial condition. Compensation expense (benefit) for the above-mentioned employee loans for the three months ended September 30, 2019 and 2018 was $9.3 million and $(2.5) million, respectively. Compensation expense for the above-mentioned employee loans for the nine months ended September 30, 2019 and 2018 was $23.3 million and $3.0 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

Interest income on the above-mentioned employee loans for the three months ended September 30, 2019 and 2018 was $1.1 million and $0.9 million, respectively. Interest income on the above-mentioned employee loans for the nine months ended September 30, 2019 and 2018 was $3.1 million and $2.5 million, respectively. The interest income related to these employee loans is included as part of “Interest income” in the Company’s unaudited condensed consolidated statements of operations.

Controlled Equity Offerings and Other Transactions with CF&Co

As discussed in Note 6—“Stock Transactions and Unit Redemptions,” the Company has entered into the March 2018 Sales Agreement and the April 2017 Sales Agreement with CF&Co, as the Company’s sales agent. The Company did not sell any shares under its Sales Agreements with CF&Co during the three months ended September 30, 2019. During the nine months ended September 30, 2019, the Company sold 0.9 million shares under its Sales Agreements with CF&Co for aggregate proceeds of $5.3 million, at a weighted-average price of $6.17 per share. During the three months ended September 30, 2018, the Company sold 2.0 million shares under its Sales Agreements with CF&Co for aggregate proceeds of $23.1 million, at a weighted-average price of $11.48 per share. During the nine months ended September 30, 2018, the Company sold 32.6 million shares under its Sales Agreements for aggregate proceeds of $434.9 million, at a weighted-average price of $13.34 per share. The Company was not charged for services provided by CF&Co related to the Company’s Sales Agreements with CF&Co for the three months ended September 30, 2019. For the three months ended September 30, 2018, the Company was charged $0.5 million for services provided by CF&Co related to the Company’s Sales Agreements with CF&Co. For the nine months ended September 30, 2019 and 2018, the Company was charged $0.1 million and $8.7 million, respectively for such services. The net proceeds of the shares sold are included as part of “Additional paid-in capital” in the Company’s unaudited condensed consolidated statements of financial condition.

The Company has engaged CF&Co and its affiliates to act as financial advisor in connection with one or more third-party business combination transactions as requested by the Company on behalf of its affiliates from time to time on specified terms, conditions and fees. The Company may pay finders’, investment banking or financial advisory fees to broker-dealers, including, but not limited to, CF&Co and its affiliates, from time to time in connection with certain business combination transactions, and, in some cases, the Company may issue shares of BGC Class A common stock in full or partial payment of such fees.

On October 3, 2014, management was granted approval by the Company’s Board of Directors and Audit Committee to enter into stock loan transactions with CF&Co utilizing shares of Nasdaq stock or other equities. Such stock loan transactions will bear market terms and rates. As of September 30, 2019, the Company had Securities loaned transactions of $13.0 million with CF&Co. The fair value of the securities lent was $12.9 million (see Note 8—“Collateralized Transactions”). As of September 30, 2019, the cash collateral received from CF&Co bore interest rates ranging from 2.65% to 3.00%. As of December 31, 2018, the Company had Securities loaned transactions of $15.1 million with Cantor. The market value of the securities lent was $15.3 million (see Note 8—“Collateralized Transactions”). As of December 31, 2018, the cash collateral received from CF&Co bore an annual interest rate of 2.94%. Securities loaned transactions are included in “Securities loaned” in the Company’s unaudited condensed consolidated statements of financial condition.

On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes due 2021. In connection with this issuance of the 5.125% Senior Notes, the Company recorded $0.5 million in underwriting fees payable to CF&Co and $18 thousand to CastleOak Securities, L.P. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor purchased $15.0 million of such senior notes and still holds such notes as of September 30, 2019.

On July 24, 2018, the Company issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes due 2023. The 5.375% Senior Notes due 2023 are general senior unsecured obligations of the Company. In connection with this issuance of the 5.375% Senior Notes due 2023, the Company recorded $0.3 million in underwriting fees payable to CF&Co and $41 thousand were underwriting fees paid to CastleOak Securities, L.P. The Company also paid CF&Co an advisory fee of $0.2 million in connection with the issuance. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes.

On September 27, 2019, the Company issued an aggregate of $300.0 million principal amount of 3.750% Senior Notes due 2024. In connection with this issuance of the 3.750% Senior Notes, the Company recorded $0.2 million in underwriting fees payable to CF&Co and

$36 thousand to CastleOak Securities, L.P. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes.

Under rules adopted by the Commodity Futures Trading Commission, all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the National Futures Association and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. From time to time, the Company’s foreign-based brokers engage in interest rate swap transactions with U.S.-based counterparties, and therefore the Company is subject to the CFTC requirements. CF&Co has entered into guarantees on behalf of the Company, and the Company is required to indemnify CF&Co for the amounts, if any, paid by CF&Co on behalf of the Company pursuant to this arrangement. During the three months ended September 30, 2019 and 2018, the Company recorded fees of $31 thousand, with respect to these guarantees. During the nine months ended September 30, 2019 and 2018, the Company recorded fees of $94 thousand, with respect to these guarantees. These fees were included in “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations.

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

As of September 30, 2019, there were 1,733,418 FPUs in BGC Holdings remaining, which BGC Holdings had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

Transactions with Executive Officers and Directors

On March 27, 2019, the Audit and Compensation Committees authorized the purchase by the Company from Stephen M. Merkel of up to 250,000 shares of BGC Class A common stock at the closing price on March 26, 2019. 233,172 shares of BGC Class A common stock were purchased by the Company on March 27, 2019 at $5.30 per share, the closing price on March 26, 2019.

On February 27, 2019, the Audit Committee authorized the purchase by Mr. Lutnick’s retirement plan of up to $56,038 of BGC Class A common stock at the closing price on March 4, 2019. 8,980 shares of BGC Class A common stock were purchased by the plan on March 5, 2019 at $6.24 per share, the closing price on March 4, 2019.

On February 16, 2018, the Audit Committee authorized the purchase by Mr. Lutnick’s retirement plan of up to $105,000 of BGC Class A common stock at the closing price on the date of purchase. 7,883 shares of BGC Class A common stock were purchased by the plan on February 26, 2018 at $13.17 per share, the closing price on the date of purchase.

On October 3, 2018, Mr. Lutnick donated an aggregate of 53,368 shares of BGC Class A common stock from his personal asset trust to a charitable foundation for which his spouse serves as a director. The Company repurchased the 53,368 shares from the charitable foundation at a price of $11.73 per share, which was the closing price of BGC Class A common stock on that date. The transaction was approved by the Audit Committee.

In connection with the Company’s 2018 executive compensation process, the Company’s executive officers received certain monetization of prior awards as set forth below.

On December 31, 2018, the Compensation Committee approved the cancellation of 113,032 non-exchangeable PSUs held by Mr. Merkel, and the cancellation of 89,225 non-exchangeable PPSUs (which had a determination price of $5.36 per unit). In connection with these transactions, the Company issued $1,062,500 in BGC Class A common stock, less applicable taxes and withholdings at a 45% tax rate, resulting in 113,032 net shares of BGC Class A common stock at a price of $5.17 per share and the payment of $478,123 for taxes.

On December 31, 2018, the Compensation Committee approved the monetization of 760,797 PPSUs held by Mr. Lutnick (which at an average determination price of $6.57 per share on such date, had a value of $5,000,000). On February 1, 2019, the Compensation Committee approved a modification which consisted of the following: (i) the right to exchange 376,651 non-exchangeable PSUs held by Mr. Lutnick into 376,651 non-exchangeable partnership units with a capital account (HDUs) (which, based on the closing price of BGC Class A common stock of $6.21 per share on such date, had a value of $2,339,000); and (ii) the right to exchange for cash 463,969 non-exchangeable PPSUs held by Mr. Lutnick, for a payment of $2,661,000 for taxes when (i) is exchanged.

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

Transactions with Relief Fund

During the year ended December 31, 2015, the Company committed to make charitable contributions to the Cantor Fitzgerald Relief Fund in the amount of $40.0 million, which the Company recorded in “Other expenses” in the Company’s unaudited condensed consolidated statements of operations for the year ended December 31, 2015. As of September 30, 2019 and December 31, 2018, the remaining liability associated with this commitment was $10.1 million and $20.0 million, respectively, which is included in “Accounts payable, accrued and other liabilities” in the Company’s unaudited condensed consolidated statements of financial condition.

Other Transactions

The Company is authorized to enter into loans, investments or other credit support arrangements for Aqua, an alternative electronic trading platform that offers new pools of block liquidity to the global equities markets; such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. On August 8, 2019, the Company’s Board of Directors and Audit Committee increased the authorized amount by an additional $1.0 million, to $17.2 million. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. Aqua is 51% owned by Cantor and 49% owned by the Company. Aqua is accounted for under the equity method of accounting. During the three months ended September 30, 2019 and 2018, the Company made $0.4 million and $0.2 million, respectively, in cash contributions to Aqua. During the nine months ended September 30, 2019 and 2018, the Company made $1.1 million and $0.6 million, respectively, in cash contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s unaudited condensed consolidated statements of financial condition.

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

Equity Method Investments

The carrying value of the Company’s equity method investments was $35.6 million as of September 30, 2019 and $35.2 million as of December 31, 2018, and is included in “Investments” in the Company’s unaudited condensed consolidated statements of financial condition.

The Company recognized net gains of $1.5 million and $1.3 million related to its equity method investments for the three months ended September 30, 2019 and 2018, respectively. The Company recognized net gains of $3.1 million and $5.0 million related to its equity method investments for the nine months ended September 30, 2019 and 2018, respectively. The Company’s share of the net gains or losses is reflected in “Gains (losses) on equity method investments” in the Company’s unaudited condensed consolidated statements of operations.

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

Effective January 1, 2018, these investments are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. The carrying value of these investments was $0.3 million and $0.2 million as of September 30, 2019 and December 31, 2018, respectively, and they are included in “Investments” in the Company’s unaudited condensed statements of financial condition. The Company did not recognize any gains, losses, or impairments relating to investments carried under the measurement alternative for the three and nine months ended September 30, 2019 and 2018, respectively.

In addition, the Company owns membership shares, which are included in “Other Assets” in the Company’s unaudited condensed consolidated statements of financial condition as of September 30, 2019 and December 31, 2018. Prior to January 1, 2018, these shares were accounted for using the cost method in accordance with U.S. GAAP guidance, Investments—Other. Effective January 1, 2018, these shares are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. The Company did not recognize any unrealized gains to reflect observable transactions for these shares during the three months ended September 30, 2019. The Company recognized $17.8 million unrealized gains to reflect observable transactions for these shares during the three months ended September 30, 2018. The Company recognized $20.4 million and $38.3 million unrealized gains to reflect observable transactions for these shares during the nine months ended September 30, 2019 and 2018, respectively. The unrealized gains are reflected in “Other Income” in the Company’s unaudited condensed consolidated statements of operations.

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

	September 30, 2019		December 31, 2018
		Maximum		Maximum
		Exposure to		Exposure to
	Investment	Loss	Investment	Loss
Variable interest entities[1]	$4,503	$5,483	$3,899	$4,879

[1]

The Company has entered into a subordinated loan agreement with Aqua, whereby the Company agreed to lend the principal sum of $980.0 thousand. The Company’s maximum exposure to loss with respect to its unconsolidated VIEs includes the sum of its equity investments in its unconsolidated VIEs and the $980.0 thousand subordinated loan to Aqua.

Consolidated VIE

The Company is invested in a limited liability company that is focused on developing a proprietary trading technology. The limited liability company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company, through GFI, was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $6.0 million and $4.9 million as of September 30, 2019 and December 31, 2018, respectively, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $1.6 million and $0.6 million as of September 30, 2019 and December 31, 2018, respectively. The Company’s exposure to economic loss on this VIE was $2.2 million and $2.1 million as of September 30, 2019 and December 31, 2018, respectively.

15.	Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Computer and communications equipment	$154,421	$140,451
Software, including software development costs	234,564	194,470
Leasehold improvements and other fixed assets	154,636	127,349
	543,621	462,270
Less: accumulated depreciation and amortization	(348,241)	(305,101)
Fixed assets, net	$195,380	$157,169

Depreciation expense was $4.8 million and $4.9 million for the three months ended September 30, 2019 and 2018, respectively. Depreciation expense was $15.2 million and $14.8 million for the nine months ended September 30, 2019 and 2018, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

The Company has $10.0 million of asset retirement obligations related to certain of its leasehold improvements. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit adjusted risk-free interest rate in effect when the liability was initially recognized.

For the three months ended September 30, 2019 and 2018, software development costs totaling $14.5 million and $13.6 million, respectively, were capitalized. Amortization of software development costs totaled $7.2 million and $7.0 million for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, software development costs totaling $30.0 million and $34.1 million, respectively, were capitalized. Amortization of software development costs totaled $20.4 million and $17.5 million for the nine months ended September 30, 2019 and 2018, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

Impairment charges of $0.4 million and $1.3 million were recorded for the three and nine months ended September 30, 2019, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges of $0.4 million were recorded for both the three and nine months ended September 30, 2018, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.
16.	Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill
Balance at December 31, 2018	$504,646
Acquisitions	55,872
Measurement period adjustments	(6,707)
Cumulative translation adjustment	(1,384)
Balance at September 30, 2019	$552,427

For additional information on Goodwill, See Note 4—“Acquisitions”.

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets.

Other intangible assets consisted of the following (in thousands, except weighted-average remaining life):

	September 30, 2019
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$241,509	$52,379	$189,130	11.5
Technology	24,022	15,750	8,272	2.4
Noncompete agreements	29,616	26,055	3,561	3.0
Patents	9,303	9,088	215	2.7
All other	16,942	5,206	11,736	8.4
Total definite life intangible assets	321,392	108,478	212,914	10.8
Indefinite life intangible assets:
Trade names	87,657	—	87,657	N/A
Licenses	7,929	—	7,929	N/A
Total indefinite life intangible assets	95,586	—	95,586	N/A
Total	$416,978	$108,478	$308,500	10.8

	December 31, 2018
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$225,094	$40,088	$185,006	11.9
Technology	24,023	13,754	10,269	3.0
Noncompete agreements	30,131	22,131	8,000	2.4
Patents	9,635	9,222	413	2.5
All other	9,330	3,172	6,158	7.9
Total definite life intangible assets	298,213	88,367	209,846	11.0
Indefinite life intangible assets:
Trade names	81,004	—	81,004	N/A
Licenses	7,929	—	7,929	N/A
Total indefinite life intangible assets	88,933	—	88,933	N/A
Total	$387,146	$88,367	$298,779	11.0

Intangible amortization expense was $8.1 million and $6.2 million for the three months ended September 30, 2019 and 2018, respectively. Intangible amortization expense was $23.1 million and $19.7 million for the nine months ended September 30, 2019 and 2018, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations. There was no impairment charges for the Company’s indefinite life intangibles for the three and nine months ended September 30, 2019 and 2018.

The estimated future amortization expense of definite life intangible assets as of September 30, 2019 is as follows (in millions):

2019	$7.6
2020	24.0
2021	22.8
2022	19.9
2023	19.3
2024 and thereafter	119.3
Total	$212.9

17.	Notes Payable, Other and Short-Term Borrowings

Notes payable, other and short-term borrowings consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Unsecured senior revolving credit agreement	$28,914	$—
8.375% Senior Notes	—	—
5.125% Senior Notes	298,469	297,821
5.375% Senior Notes	—	—
5.375% Senior Notes due 2023	444,925	444,696
3.750% Senior Notes	296,111	—
Collateralized borrowings	37,079	21,031
Total Notes payable and other borrowings	1,105,498	763,548
Short-term borrowings	4,803	5,162
Total Notes payable, other and short-term borrowings	$1,110,301	$768,710

Unsecured Senior Revolving Credit Agreement

On September 8, 2017, the Company entered into a committed unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. The revolving credit agreement provided for revolving loans of up to $400.0 million. The maturity date of the facility was September 8, 2019. On November 22, 2017, the Company and Newmark entered into an amendment to the unsecured senior revolving credit agreement. Pursuant to the amendment, the then-outstanding borrowings of the Company under the revolving credit facility were converted into a term loan. There was no change in the maturity date or interest rate. Effective December 13, 2017, Newmark assumed the obligations of the Company as borrower under the converted term loan. The Company remained a borrower under, and retained access to, the revolving credit facility for any future draws, subject to availability which increased as Newmark repaid the converted term loan. During the year ended December 31, 2018, Newmark repaid the outstanding balance of the converted term loan. During the year ended December 31, 2018, the Company borrowed $195.0 million under the committed unsecured senior revolving credit agreement and repaid the $195.0 million during the year. Therefore, there were no borrowings outstanding as of December 31, 2018. The Company recorded interest expense of $0.8 million for the three and nine months ended September 30, 2018 on the committed unsecured senior revolving credit agreement. The Company did not record any interest expense related to the committed unsecured senior revolving credit agreement for the three and nine months ended September 30, 2019.

On November 28, 2018, the Company entered into a new revolving credit facility which replaced the existing committed unsecured senior revolving credit agreement. The maturity date of the new revolving credit agreement is November 28, 2020 and the maximum revolving loan balance has been reduced from $400.0 million to $350.0 million. Borrowings under this agreement bore interest at either LIBOR or a defined base rate plus additional margin. As of September 30, 2019 there was $28.9 million of borrowings outstanding, net of deferred financing costs of $1.1 million, under the new unsecured revolving credit agreement. The average interest rate on the outstanding borrowings was 4.27% and 4.38% for the three and nine months ended September 30, 2019, respectively. As of December 31, 2018, there were no borrowings outstanding under the new unsecured senior revolving credit agreement. The Company recorded interest expense related to the unsecured senior revolving credit agreement of $3.6 million and $8.8 million for the three and nine months ended September 30, 2019, respectively. The Company recorded no interest expense related to the unsecured senior revolving credit agreement for the three and nine months ended September 30, 2018.

Senior Notes

The Company’s Senior Notes are recorded at amortized cost. The carrying amounts and estimated fair values of the Company’s Senior Notes were as follows (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.125% Senior Notes	$—	$—	$—	$—
5.375% Senior Notes	—	—	—	—
8.375% Senior Notes	—	—	—	—
5.125% Senior Notes	298,469	309,540	297,821	304,890
5.375% Senior Notes due 2023	444,925	470,025	444,696	451,305
3.750% Senior Notes	296,111	301,500	—	—
Total	$1,039,505	$1,081,065	$742,517	$756,195

The fair values of the Senior Notes were determined using observable market prices as these securities are traded, and based on whether they are deemed to be actively traded, the 5.125% Senior Notes, the 5.375% Senior Notes due 2023, and the 3.750% Senior Notes are considered Level 2 within the fair value hierarchy.

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

The initial carrying value of the 8.125% Senior Notes was $108.7 million, net of debt issuance costs of $3.8 million. The issuance costs were amortized as interest expense, and the carrying value of the 8.125% Senior Notes accreted to the face amount over the term of the 8.125% Senior Notes. On December 13, 2017, Newmark assumed the obligations of the Company under the 8.125% Senior Notes. During the year ended December 31, 2018, Newmark repaid the Company in full for the 8.125% Senior Notes, in which the Company subsequently repaid the 8.125% Senior Notes on September 5, 2018. The Company did not record any interest expense related to the 8.125% Senior Notes for the three and nine months ended September 30, 2019 and 2018, as Newmark assumed this obligation in 2017.

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

The initial carrying value of the 5.375% Senior Notes was $295.1 million, net of the discount and debt issuance costs of $4.9 million. The issuance costs were amortized as interest expense, and the carrying value of the 5.375% Senior Notes accreted to the face amount over the term of the notes. As of December 13, 2017, Newmark assumed the obligation of the Company under the 5.375% Senior Notes. During the year ended December 31, 2018, Newmark repaid the Company in full for the 5.375% Senior Notes, in which the Company subsequently redeemed the 5.375% Senior Notes. The Company did not record any interest expense related to the 5.375% Senior Notes for the three and nine months ended September 30, 2019 and 2018, as Newmark assumed this obligation in 2017.

8.375% Senior Notes

As part of the GFI acquisition, the Company assumed $240.0 million in aggregate principal amount of 8.375% Senior Notes due July 2018. Interest on these notes was payable, semi-annually in arrears on the 19th of January and July. On July 19, 2018, the Company repaid the $240.0 million principal amount of its 8.375% Senior Notes upon their maturity. The Company did not record any interest expense for the three and nine months ended September 30, 2019. The Company recorded interest expense related to the 8.375% Senior Notes of $1.0 million and $11.1 million for the three and nine months ended September 30, 2018, respectively.

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

The initial carrying value of the 5.125% Senior Notes was $295.8 million, net of the discount and debt issuance costs of $4.2 million. The issuance costs are amortized as interest expense and the carrying value of the 5.125% Senior Notes will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 5.125% Senior Notes of $4.1 million for both the three months ended September 30, 2019 and 2018. The Company recorded interest expense related to the 5.125% Senior Notes of $12.1 million for both the nine months ended September 30, 2019 and 2018.

5.375% Senior Notes due 2023

On July 24, 2018, the Company issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes due 2023. The 5.375% Senior Notes due 2023 are general senior unsecured obligations of the Company. The 5.375% Senior Notes due 2023 bear interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The 5.375% Senior Notes due 2023 will mature on July 24, 2023. The Company may redeem some or all of the 5.375% Senior Notes due 2023 at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 5.375% Senior Notes due 2023). If a “Change of Control Triggering Event” (as defined in the indenture related to the 5.375% Senior Notes due 2023) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes due 2023 was $444.2 million, net of the discount and debt issuance costs of $5.8 million. The issuance costs are amortized as interest expense and the carrying value of the 5.375% Senior Notes due 2023 will accrete up to the face amount over the term of the notes. The Company recorded interest expense related to the 5.375% Senior Notes due 2023 of $6.4 million and $19.1 million for the three and nine months ended September 30, 2019, respectively. The Company recorded interest expense related to the 5.375% Senior Notes due 2023 of $4.6 million for both the three and nine months ended September 30, 2018.

3.750% Senior Notes

On September 27, 2019, the Company issued an aggregate of $300.0 million principal amount of 3.750% Senior Notes due October 1, 2024. The 3.750% Senior Notes are general unsecured obligations of the Company. The 3.750% Senior Notes bear interest at a rate of 3.750% per annum, payable on each April 1 and October 1, commencing April 1, 2020. The initial carrying value of the 3.750% Senior Notes was $296.1 million, net of discount and debt issuance costs of $3.9 million. The issuance costs will be amortized as interest expense and the carrying value of the 3.750% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 3.750% Senior Notes was $296.1 million as of September 30, 2019. The Company recorded interest expense related to the 3.750% Senior Notes of

$0.1 million for both the three and nine months ended September 30, 2019. The Company did not record any interest expense related to the 3.750% Senior Notes for the three and nine months ended September 30, 2018.

Collateralized Borrowings

On March 13, 2015, the Company entered into a secured loan arrangement of $28.2 million under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.70% per year and matured on March 13, 2019, therefore there were no borrowings outstanding as of September 30, 2019. As of December 31, 2018 the Company had $1.8 million outstanding related to this secured loan agreement. The book value of the fixed assets pledged as of December 31, 2018 was $0.1 million. The Company did not record any interest expense related to this secured loan agreement for the three months ended September 30, 2019. The Company recorded interest expense related to this secured loan arrangement of $0.1 million for the three months ended September 30, 2018. The Company recorded interest expense related to this secured loan arrangement of $30 thousand and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively.

On May 31, 2017, the Company entered into a secured loan arrangement of $29.9 million under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.44% per year and matures on May 31, 2021. As of September 30, 2019 and December 31, 2018, the Company had $13.6 million and $19.2 million, respectively, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of September 30, 2019 was $3.0 million. The Company recorded interest expense related to this secured loan arrangement of $0.1 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively. The Company recorded interest expense related to this secured loan arrangement of $0.4 million and $0.6million for the nine months ended September 30, 2019 and 2018, respectively.

On April 8, 2019, the Company entered into a secured loan arrangement of $15.0 million, under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.77% and matures on April 8, 2023. As of September 30, 2019, the Company had $14.1 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of September 30, 2019 was $10.0 million. The Company recorded interest expense related to this secured loan arrangement of $0.1 million and $0.2 million for the three and nine months ended September 30, 2019, respectively.

On April 19, 2019, the Company entered into a secured loan arrangement of $10.0 million, under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.89% and matures on April 19, 2023. As of September 30, 2019, the Company had $9.4 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of September 30, 2019 was $6.5 million. The Company recorded interest expense related to this secured loan arrangement of $0.1 million and $0.2 million for the three and nine months ended September 30, 2019, respectively.

Short-term Borrowings

On August 22, 2017, the Company entered into a committed unsecured loan agreement with Itau Unibanco S.A. The credit agreement provides for short-term loans of up to $4.8 million (BRL 20.0 million). The maturity date of the agreement is November 20, 2019. Borrowings under this facility bear interest at the Brazilian Interbank offering rate plus 3.30%. As of September 30, 2019, there were $4.8 million (BRL 20.0 million) of borrowings outstanding under the facility. As of September 30, 2019, the interest rate was 9.8%. The Company recorded interest expense related to the loan of $0.1 million for both the three months ended September 30, 2019 and 2018. The Company recorded interest expense related to the loan of $0.4 million for both the nine months ended September 30, 2019 and 2018.

On August 23, 2017, the Company entered into a committed unsecured credit agreement with Itau Unibanco S.A. The credit agreement provides for an intra-day overdraft credit line up to $12.0 million (BRL 50.0 million). The maturity date of the agreement is December 13, 2019. This facility bears a fee of 1.00% per year. As of September 30, 2019 and December 31, 2018, there were no borrowings outstanding under this facility. The Company recorded bank fees related to the agreement of $31 thousand and $32 thousand for the three months ended September 30, 2019 and 2018, respectively. For both the nine months ended September 30, 2019 and 2018, the Company recorded bank fees of $0.1 million.

18.	Compensation

The Company’s compensation committee may grant various equity-based and partnership awards, including RSUs, restricted stock, stock options, LPUs and exchange rights for shares of BGC Class A common stock upon exchange of LPUs. Upon vesting of RSUs, issuance of restricted stock, exercise of employee stock options and redemption of LPUs, the Company generally issues new shares of BGC Class A common stock.

On June 22, 2016, at the annual meeting of stockholders of the Company, the stockholders approved the Seventh Amended and Restated Long Term Incentive Plan to increase from 350 million to 400 million the aggregate number of shares of BGC Class A common stock of the Company that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. As of September 30, 2019, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 144.6 million shares. On June 6, 2017, at the Annual Meeting of Stockholders of the Company, the Company’s stockholders approved the Company’s Second Amended and Restated Incentive Bonus Compensation Plan to approve the material terms of the performance goals under the Incentive Plan for compliance with Section 162(m) of the Internal Revenue Code of 1986, as amended, including an amendment to those performance goals in order to broaden the stock price performance goal to include dividends and/or total stockholder return.

Limited Partnership Units

A summary of the activity associated with LPUs awarded to BGC employees is as follows:

	BGC Units	Newmark Units
Balance at December 31, 2018	79,729,188	22,113,105
Granted	37,119,394	611,637
Redeemed units	(12,913,487)	(592,362)
Forfeited units/other	(4,064,102)	(7,118,992)
Balance at September 30, 2019	99,870,993	15,013,388

During the three months ended September 30, 2019, exchangeability was granted on 0.3 million and 0.1 million LPUs in BGC and Newmark Holdings, respectively. During the nine months ended September 30, 2019, exchangeability was granted on 0.6 million and 0.2 million LPUs in BGC Holdings and Newmark Holdings, respectively. During the three months ended September 30, 2018, exchangeability was granted on 1.0 million and 0.5 million LPUs in BGC Holdings and Newmark Holdings, respectively. During the nine months ended September 30, 2018, exchangeability was granted on 7.2 million and 3.4 million LPUs in BGC Holdings and Newmark Holdings, respectively. The Company incurred non-cash compensation expense related to LPUs of $3.0 million and $4.9 million for the three and nine months ended September 30, 2019, respectively. The Company incurred non-cash compensation expense related to LPUs of $11.3 million and $82.2 million for the three and nine months ended September 30, 2018, respectively. This expense is included within “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the Company’s unaudited condensed consolidated statements of operations.

In addition, during the three months ended September 30, 2019, 4.4 million and 0.1 million LPUs in BGC Holdings and Newmark Holdings, respectively, were redeemed in connection with the grant of BGC or Newmark shares. During the nine months ended September 30, 2019, 9.9 million and 0.3 million LPUs in BGC Holdings and Newmark Holdings, respectively, were redeemed in connection with the grant of BGC or Newmark shares. During the three and nine months ended September 30, 2019, the Company incurred expenses of $21.3 million and $48.4 million, respectively, relating to this activity. During the three and nine months ended September 30, 2018, there were no redemptions in connection with which BGC or Newmark granted shares to an employee. This expense is included within “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the Company’s unaudited condensed consolidated statements of operations.

As of September 30, 2019 and December 31, 2018, the number of share-equivalent LPUs exchangeable into shares of BGC Class A common stock at the discretion of the unit holder was 2.7 million and 3.9 million, respectively.

As of September 30, 2019, the notional value of the BGC LPUs with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses, was $10.0 million. The number of outstanding LPUs with a post-termination pay-out represent 0.3 million LPUs in BGC Holdings of which approximately 57 thousand units in BGC Holdings were unvested. As of September 30, 2019, the aggregate estimated fair value of these LPUs was approximately $5.0 million. As of September 30, 2019, the notional value of the Newmark LPUs with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses, was $1.0 million. The number of outstanding LPUs with a post-termination pay-out represent 127 thousand LPUs in Newmark Holdings, of which approximately 69 thousand units in Newmark Holdings were unvested. As of September 30, 2019, the aggregate estimated fair value of these LPUs was $0.2 million.

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

Certain of the LPUs with a post-termination pay-out have been granted in connection with the Company’s acquisitions. As of September 30, 2019 and December 31, 2018, the aggregate estimated fair value of these acquisition-related LPUs was $3.4 million and $3.6 million, respectively. The liability for such acquisition-related LPUs is included in “Accounts payable, accrued and other liabilities” on the Company’s unaudited condensed consolidated statements of financial condition.

During 2019, BGC granted exchange rights on certain LPUs that provide BGC employees with the option to exchange such LPUs into LPUs with a capital balance (HDUs) within BGC Holdings that have a post-termination payout. As of September 30, 2019, the notional value of these LPUs held by BGC employees was $5.0 million. The number of outstanding LPUs represent 0.8 million units in BGC Holdings. As of September 30, 2019, the aggregate estimated fair value of these LPUs was approximately $4.8 million, which is included in “Accrued compensation” on the Company’s unaudited condensed consolidated statements of financial condition.

Compensation expense related to LPUs with a post-termination pay-out amount or a stated vesting schedule is recognized over the stated service period. These units generally vest between three and five years from the date of grant. The Company recognized compensation expense (benefit) related to these LPUs of $(0.1) million and $1.2 million for the three months ended September 30, 2019 and 2018, respectively. The Company recognized compensation expense (benefit) related to these LPUs of $(0.6) million and $0.6 million for the nine months ended September 30, 2019 and 2018, respectively. This expense is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the Company’s unaudited condensed consolidated statements of operations.

Compensation expense related to LPUs with a stated vesting schedule that do not receive quarterly allocations of net income is recognized over the stated service period. These units generally vest between two and five years from the date of grant. The Company recognized compensation expense related to these LPUs of $4.3 million and $0.7 million for the three months ended September 30, 2019 and 2018, respectively. The Company recognized compensation expense related to these LPUs of $18.5 million and $1.0 million for the nine months ended September 30, 2019 and 2018, respectively. This expense is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the Company’s unaudited condensed consolidated statements of operations.

Certain LPUs generally receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. The allocation of income to LPUs and FPUs was $10.3 million and $20.7 million for the three months ended September 30, 2019 and 2018, respectively. The allocation of income to LPUs and FPUs was $19.6 million and $32.6 million for the nine months ended September 30, 2019 and 2018, respectively. This expense is included within “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the Company’s unaudited condensed consolidated statements of operations.

Restricted Stock Units

A summary of the activity associated with RSUs held by BGC employees is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2018	928,713	$10.83	1.75
Granted	3,705,771	4.61
Delivered units	(414,530)	10.20
Forfeited units	(174,559)	6.36
Balance at September 30, 2019	4,045,395	$5.39	2.73

The fair value of RSUs awarded to employees and directors is determined on the date of grant based on the market value of BGC Class A common stock (adjusted if appropriate based upon the award’s eligibility to receive dividends), and is recognized, net of the effect of estimated forfeitures, ratably over the vesting period. The Company uses historical data, including historical forfeitures and turnover rates, to estimate expected forfeiture rates for both employee and director RSUs. Each RSU is settled in one share of BGC Class A common stock upon completion of the vesting period.

During the three months ended September 30, 2019 and 2018, the Company granted 0.3 million and 0.1 million, respectively, of RSUs with aggregate estimated grant date fair values of $1.2 million and $1.0 million, respectively, to employees and directors. During the nine months ended September 30, 2019 and 2018, the Company granted 3.7 million and 0.5 million, respectively, of RSUs with aggregate estimated grant date fair values of $17.1 million and $5.7 million, respectively, to employees and directors. These RSUs were awarded in lieu of cash compensation for salaries, commissions, fees, and/or discretionary or guaranteed bonuses. RSUs granted to these individuals generally vest over a two to four year period.

For RSUs that vested during the three months ended September 30, 2019 and 2018, the Company withheld shares valued at $36 thousand and $0.1 million, respectively, to pay taxes due at the time of vesting. For RSUs that vested during the nine months ended September 30, 2019 and 2018, the Company withheld shares valued at $0.5 million and $1.5 million, respectively, to pay taxes due at the time of vesting.

As of September 30, 2019 and December 31, 2018, the aggregate estimated grant date fair value of outstanding RSUs was $21.8 million and $10.1 million, respectively.

Compensation expense related to RSUs was $1.6 million and $1.0 million for the three months ended September 30, 2019 and 2018, respectively. Compensation expense related to RSUs was $5.3 million and $3.6 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there was $18.2 million of total unrecognized compensation expense related to unvested RSUs.

Restricted Stock

The Company has granted restricted shares under its Equity Plan. Such restricted shares are generally saleable by partners in five to ten years. Partners who agree to extend the length of their employment agreements and/or other contractual modifications sought by the Company are expected to be able to sell their restricted shares over a shorter time period. Transferability of the shares of restricted stock is not subject to continued employment or service with the Company or any affiliate or subsidiary of the Company; however, transferability is subject to compliance with BGC Partners’ and its affiliates’ customary noncompete obligations. During the nine months ended September 30, 2019, 22 thousand BGC shares were forfeited in connection with this clause. During the nine months ended September 30, 2018, 194 thousand BGC shares were forfeited in connection with this clause. During both the nine months ended September 30, 2019 and 2018, the Company released the restrictions with respect to 1.2 million of such restricted BGC shares. As of September 30, 2019, there were 6.4 million of such restricted BGC shares outstanding.

Deferred Compensation

The Company maintains a deferred cash award program, which provides for the grant of deferred cash incentive compensation to eligible employees. The Company may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period. The total compensation expense recognized in relation to the deferred cash compensation awards was $0.6 million and $1.5 million for the three months ended September 30, 2019 and 2018, respectively. The total compensation expense recognized in relation to the deferred cash compensation awards was $1.2 million and $3.8 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the total liability for the deferred cash compensation awards was $6.0 million, which is included in “Accrued compensation” on the Company’s unaudited condensed consolidated statements of financial condition. Total unrecognized compensation cost related to deferred cash compensation, prior to the consideration of forfeitures, was $4.8 million and is expected to be recognized over a weighted-average period of 2.20 years.
19.	Commitments, Contingencies and Guarantees

Contingencies

In the ordinary course of business, various legal actions are brought and are pending against the Company and its subsidiaries in the U.S. and internationally. In some of these actions, substantial amounts are claimed. The Company is also involved, from time to time, in reviews, examinations, investigations and proceedings by governmental and self-regulatory agencies (both formal and informal) regarding the Company’s businesses, which may result in regulatory, civil and criminal judgments, settlements, fines, penalties, injunctions, enhanced oversight, remediation, or other relief. The following generally does not include matters that the Company has pending against other parties which, if successful, would result in awards in favor of the Company or its subsidiaries.

Employment, Competitor-Related and Other Litigation

From time to time, the Company and its subsidiaries are involved in litigation, claims and arbitrations in the U.S. and internationally, relating to, inter alia, various employment matters, including with respect to termination of employment, hiring of employees currently or previously employed by competitors, terms and conditions of employment and other matters. In light of the competitive nature of the brokerage industry, litigation, claims and arbitration between competitors regarding employee hiring are not uncommon. The Company is also involved, from time to time, in other reviews, investigations and proceedings by governmental and self-regulatory agencies (both formal and informal) regarding the Company’s business. Any such actions may result in regulatory, civil or criminal judgments, settlements, fines, penalties, injunctions, enhanced oversight, remediation, or other relief.

In September 2019, the Company settled investigations conducted jointly by the CFTC and the NYAG. The CFTC and NYAG alleged that, in 2014 and 2015, certain emerging markets foreign exchange options (EFX options) brokers in the U.S. misrepresented that certain prices posted to their electronic platform were immediately executable when in fact they were not and that such brokers had communicated that matches had occurred when they had not. The Company has agreed to pay an aggregate of $25.0 million in connection with the settlements and agreed to a monitor for two years to assess regulatory compliance. The NYAG settlements include a non-prosecution agreement, and there was no criminal penalty from either agency.

Legal reserves are established in accordance with U.S. GAAP guidance on Accounting for Contingencies, when a material legal liability is both probable and reasonably estimable. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change. The outcome of such items cannot be determined with certainty. The Company is unable to estimate a possible loss or range of loss in connection with specific matters beyond its current accrual and any other amounts disclosed. Management believes that, based on currently available information, the final outcome of these current pending matters will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacted, that are used in lieu of margin and deposits with those clearing organizations. As of September 30, 2019 and December 31, 2018, the Company was contingently liable for $2.1 million and $1.0 million, respectively, under these letters of credit.

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

Insurance

The Company is self-insured for health care claims, up to a stop-loss amount for eligible participating employees and qualified dependents in the United States, subject to deductibles and limitations. The Company’s liability for claims incurred but not reported is determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $1.6 million in health care claims as of September 30, 2019. The Company does not expect health care claims to have a material impact on its financial condition, results of operations, or cash flows.

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

Indemnifications

In connection with the sale of eSpeed, the Company has indemnified Nasdaq for amounts over a defined threshold against damages arising from breaches of representations, warranties and covenants. In addition, in connection with the acquisition of GFI, the Company has indemnified the directors and officers of GFI. As of September 30, 2019, no contingent liability has been recorded in the Company’s unaudited condensed consolidated statements of financial condition for these indemnifications, as the potential for being required to make payments under these indemnifications is remote.
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

As of September 30, 2019 and December 31, 2018, the Company’s unrecognized tax benefits, excluding related interest and penalties, were $12.8 million and $10.3 million, respectively, all of which, if recognized, would affect the effective tax rate. The Company is currently open to examination by tax authorities in U.S. federal, state and local jurisdictions and certain non-U.S. jurisdictions for tax years beginning 2008, 2009 and 2012, respectively. The Company is currently under examination by tax authorities in the U.S. federal and certain state and local jurisdictions. The Company does not believe that the amounts of unrecognized tax benefits will materially change over the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits in “Provision for income taxes” in the Company’s unaudited condensed consolidated statements of operations. As of September 30, 2019 and December 31, 2018 the Company accrued $4.0 million and $3.3 million, respectively, for income tax-related interest and penalties.

21.	Regulatory Requirements

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or Futures Commissions Merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of September 30, 2019, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain European subsidiaries of the Company are regulated by the Financial Conduct Authority and must maintain financial resources (as defined by the FCA) in excess of the total financial resources requirement of the FCA. As of September 30, 2019, the European subsidiaries had financial resources in excess of their requirements.

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

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of September 30, 2019, the Company’s regulated subsidiaries held $579.5 million of net assets. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $308.5 million.
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

Geographic Information

The Company offers products and services in the U.S., U.K., Asia (including Australia), Other Europe, the Middle East and Africa region, France, and Other Americas. Geographic information regarding revenues is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
United States	$134,230	$126,534	$426,221	$411,648
United Kingdom	212,121	193,622	666,374	621,299
Asia	84,730	70,602	258,594	208,874
Other Europe/MEA	53,374	36,163	157,566	129,796
France	21,724	15,800	64,343	58,170
Other Americas	14,958	12,921	43,977	41,672
Total revenues	$521,137	$455,642	$1,617,075	$1,471,459

Information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; ROU assets, net; certain other investments; goodwill; other intangible assets, net of accumulated amortization; and rent and other deposits) in the geographic areas is as follows (in thousands):

	September 30,	December 31,
	2019	2018
Long-lived assets:
United States	$770,047	$719,914
United Kingdom	567,439	367,681
Asia	106,534	57,626
Other Europe/MEA	32,756	23,917
France	22,493	12,294
Other Americas	19,197	18,637
Total long-lived assets	$1,518,466	$1,200,069

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

Product information regarding revenues is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rates	$156,765	$121,984	$465,335	$420,951
Credit	72,382	67,111	236,275	224,687
Foreign exchange	86,492	96,988	289,949	301,550
Energy and commodities	72,335	57,974	215,630	174,400
Equities, insurance, and other asset classes	96,644	81,272	302,580	266,991
Total brokerage revenues	$484,618	$425,329	$1,509,769	$1,388,579
All other revenues	36,519	30,313	107,306	82,880
Total revenues	$521,137	$455,642	$1,617,075	$1,471,459

23.	Revenue from Contracts with Customers

The following table presents the Company’s total revenues separated between revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue from contracts with customers:
Commissions	$409,082	$351,969	$1,259,571	$1,138,313
Data, software, and post-trade	18,364	16,547	55,015	47,016
Fees from related parties	8,208	6,821	21,224	19,054
Other revenues	3,637	30	8,728	30
Total revenue from contracts with customers	439,291	375,367	1,344,538	1,204,413
Other sources of revenue:
Principal transactions	75,536	73,360	250,198	250,266
Interest income	3,976	2,870	15,454	10,485
Other revenues	2,334	4,045	6,885	6,295
Total revenues	$521,137	$455,642	$1,617,075	$1,471,459

As discussed in Note 1— “Organization and Basis of Presentation”, the Company adopted the new revenue recognition standard, as codified within ASC Topic 606, as of January 1, 2018. There was no significant impact to the Company’s unaudited condensed consolidated financial statements for the periods presented as a result of applying the new revenue recognition standard.

Refer to Note 3— “Summary of Significant Accounting Policies,” in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018 for detailed information on the recognition of the Company’s revenues from contracts with customers.

Disaggregation of Revenue

Refer to Note 22— “Segment, Geographic and Product Information,” for a further discussion on the allocation of revenues to geographic regions.

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

The Company had receivables related to revenues from contracts with customers of $543.6 million and $516.1 million at September 30, 2019 and December 31, 2018, respectively. The Company had no impairments related to these receivables during the three and nine months ended September 30, 2019 and 2018.

The Company’s deferred revenue primarily relates to customers paying advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at September 30, 2019 and December 31, 2018 was $15.6 million and $12.8 million, respectively. During the three months ended September 30, 2019 and 2018, the Company recognized revenue of $7.3 million and $5.1 million, respectively, that was recorded as deferred revenue at the beginning of the period. During the nine months ended September 30, 2019 and 2018, the Company recognized revenue of $8.8 million and $5.6 million, respectively that was recorded as deferred revenue at the beginning of the period.

Contract Costs

The Company capitalizes costs to fulfill contracts associated with different lines of its business where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.

At September 30, 2019, there were $1.7 million of capitalized costs recorded to fulfill a contract. At December 31, 2018, there were no capitalized costs recorded to fulfill a contract.

24.	Leases

The Company, acting as a lessee, has operating leases primarily relating to office space, data centers and office equipment. The leases have remaining lease terms of 0.1 year to 19.9 years, some of which include options to extend the leases in 1 to 10 year increments for up to 10 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement is recognized as incurred. All leases were classified as operating leases as of September 30, 2019.

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

As of September 30, 2019, the Company did not have any leases that have not yet commenced but that create significant rights and obligations.

Supplemental information related to the Company’s operating leases is as follows (in thousands):

	Classification in Unaudited Condensed Consolidated Statements of Financial Condition	September 30, 2019
Assets
Operating lease right-of-use assets	Other assets	$168,338
Liabilities
Operating lease liabilities	Accounts payable, accrued and other liabilities	$186,177

September 30, 2019
Weighted-average remaining lease term
Operating leases (years)	7.2
Weighted-average discount rate
Operating leases	5.6%

The components of lease expense are as follows (in thousands):

	Classification in Unaudited Condensed Consolidated Statements of Operations	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	Occupancy and equipment	$11,876	$36,013

Short-term lease expense is not material.

The following table shows the Company’s maturity analysis of its operating lease liabilities as of September 30, 2019 (in thousands):

2019	$10,440
2020	31,691
2021	24,484
2022	26,181
2023	21,985
Thereafter	136,142
Total	$250,923
Interest	(64,746)
Total	$186,177

The following table shows cash flow information related to lease liabilities (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for obligations included in the measurement of lease liabilities	$11,033	$33,937

Under the prior lease guidance, undiscounted minimum lease payments as of December 31, 2018 were as follows (in thousands):

2019	$40,254
2020	25,510
2021	24,548
2022	28,053
2023	26,346
Thereafter	152,884
Total	$297,595

25.	Discontinued Operations

On November 30, 2018, the Company completed the Spin-Off of Newmark, and distributed to its stockholders all of the shares of Newmark Class A common stock and Newmark Class B common stock that the Company then owned in a manner that is intended to qualify as generally tax-free for U.S. federal income tax purposes. The shares of Newmark Class A common stock held by the Company were distributed to the holders of shares of BGC Class A common stock, and the shares of Newmark Class B common stock held by the Company were distributed to the holders of shares of BGC Class B common stock. Therefore, the Company no longer consolidates Newmark within its financial results subsequent to the Spin-Off.

The Company has determined that the Spin-Off met the criteria for reporting the financial results of Newmark as discontinued operations within BGC’s consolidated results for all periods through the November 30, 2018 Distribution Date. Newmark’s results are presented in “Consolidated net income (loss) from discontinued operations, net of tax” and the related noncontrolling interest in Newmark and its subsidiaries is presented in “Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2018.

The following table provides the components of consolidated net income (loss) from discontinued operations, net of tax and net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenues:
Commissions	$319,349	$859,924
Gains from mortgage banking activities/originations, net	51,972	132,764
Real estate management and other services	101,881	305,880
Servicing fees	34,948	96,207
Fees from related parties	307	935
Interest income	13,076	26,575
Other revenues	79	232
Total revenues	521,612	1,422,517
Expenses:
Compensation and employee benefits	293,639	826,300
Equity-based compensation and allocations of net income to limited partnership units and FPUs	35,669	118,538
Total compensation and employee benefits	329,308	944,838
Occupancy and equipment	19,045	54,745
Fees to related parties	4,099	11,817
Professional and consulting fees	11,162	26,252
Communications	2,615	9,480
Selling and promotion	14,704	43,373
Commissions and floor brokerage	300	758
Interest expense	22,750	57,933
Other expenses	54,824	157,836
Total expenses	458,807	1,307,032
Other income (losses), net:
Gains (losses) on equity method investments	17	5,037
Other income (loss)	93,653	93,893
Total other income (losses), net	93,670	98,930
Income (loss) from operations before income taxes	156,475	214,415
Provision (benefit) for income taxes	33,737	49,287
Consolidated net income (loss) from discontinued operations, net of tax	122,738	165,128
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries	34,062	46,473
Net income (loss) from discontinued operations available to common stockholders	$88,676	$118,655

Total net cash used in operating activities from discontinued operations was $280.5 million for the nine months ended September 30, 2018. Total net cash used in investing activities from discontinued operations was $12.2 million for the nine months ended September 30, 2018.

During the three months ended September 30, 2018, exchangeability was granted on 0.9 million and 0.5 million LPUs in BGC Holdings and Newmark Holdings, respectively, held by Newmark employees, for which Newmark incurred compensation expense of $12.2 million. During the nine months ended September 30, 2018, exchangeability was granted on 7.7 million and 3.9 million LPUs in BGC Holdings and Newmark Holdings, respectively, held by Newmark employees, for which Newmark incurred compensation expense of $94.3 million.   This expense was recorded as part of “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the table above, and are included in “Consolidated net income (loss) from discontinued operations, net of tax” in the Company’s unaudited condensed consolidated statements of operations.

Certain LPUs and FPUs generally receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services provided by the unit holder. Newmark’s allocation of income to Newmark Holdings LPUs and FPUs held by Newmark employees was $23.7 million and $30.6 million for the three and nine months ended September 30, 2018. This expense was recorded as part of “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the table above, and is included in “Consolidated net income (loss) from discontinued operations, net of tax” in the Company’s unaudited condensed consolidated statements of operations.

In connection with the Separation, on December 13, 2017, Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the 2042 Promissory Note in relation to the 8.125% Senior Notes and the 2019 Promissory Note in relation to the 5.375% Senior Notes. Newmark repaid the $112.5 million outstanding principal amount under the 2042 Promissory Note on September 5, 2018, and repaid the $300.0 million outstanding principal amount under the 2019 Promissory Note on November 23, 2018. In addition, as part of the Separation, Newmark assumed the obligations of BGC as borrower under the Term Loan and Converted Term Loan. Newmark repaid the outstanding balance of the Term Loan as of March 31, 2018, and repaid the outstanding balance of the Converted Term Loan as of November 6, 2018. For the three and nine months ended September 30, 2018, $17.5 million and $42.3 million, respectively, of interest expense on the obligations assumed as part of the Separation, were included as part of discontinued operations in the table above.  In addition, on March 19, 2018, the Company borrowed $150.0 million under the BGC Credit Agreement from Cantor, and loaned Newmark $150.0 million under the Intercompany Credit Agreement on the same day. All borrowings outstanding under the Intercompany Credit Agreement were repaid as of November 7, 2018. The interest expense for the three and nine months ended September 30, 2018 related to the $150.0 million borrowed under the BGC Credit Agreement was $1.3 million and $3.5 million, respectively, and were allocated to discontinued operations in the table above.

26.	Subsequent Events

Third Quarter 2019 Dividend

On October 22, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.14 per share for the third quarter of 2019, payable on November 26, 2019 to BGC Class A and Class B common stockholders of record as of November 13, 2019.

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

This discussion summarizes the significant factors affecting our results of operations and financial condition as of and during the three and nine months ended September 30, 2019 and 2018. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report.

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

BGC, BGC Partners, BGC Trader, GFI, CreditMatch, Fenics, Fenics.com, Sunrise Brokers, Besso, Ed Broking, Poten & Partners, R. P. Martin, kACE2, EMBonds, Capitalab, Swaptioniser, CBID and Lucera are trademarks/service marks, and/or registered trademarks/service marks of BGC Partners, Inc. and/or its affiliates.

Our customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, and investment firms. We have dozens of offices globally in major markets including New York and London, as well as in Bahrain, Beijing, Bermuda, Bogotá, Brisbane, Buenos Aires, Chicago, Copenhagen, Dubai, Dublin, Frankfurt, Geneva, Hong Kong, Houston, Istanbul, Johannesburg, Madrid, Melbourne, Mexico City, Moscow, Nyon, Paris, Rio de Janeiro, Santiago, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tel Aviv, Tokyo, and Toronto.

As of September 30, 2019, we had over 2,900 brokers, salespeople, managers and other front-office personnel across our businesses.

Newmark IPO, Separation and Spin-Off

See “Overview and Business Environment” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K as of December 31, 2018, for further information regarding the transactions related to the IPO and Spin-Off of Newmark. A summary of the key transactions is provided below.

Acquisition of Berkeley Point and Investment in Real Estate L.P.

On September 8, 2017, we and one of our operating partnerships, BGC U.S. OpCo, closed on the Berkeley Point Acquisition pursuant to a transaction agreement, dated as of July 17, 2017, with Cantor and certain of Cantor’s affiliates, including CCRE and Cantor Commercial Real Estate Sponsor, L.P., the general partner of CCRE.

Concurrently with the Berkeley Point Acquisition, on September 8, 2017, we invested $100.0 million in a newly formed commercial real estate related financial and investment business, Real Estate L.P., which is controlled and managed by Cantor and is accounted for under the equity method. Real Estate L.P. may conduct activities in any real estate related business or asset-backed securities-related business or any extensions thereof and ancillary activities thereto.

Separation and Distribution Agreement and Newmark IPO

The Separation and Distribution Agreement sets forth the agreements among BGC, Cantor, Newmark and their respective subsidiaries regarding, among other things:

•

the principal corporate transactions pursuant to which BGC, BGC Holdings and BGC U.S. OpCo and their respective subsidiaries (other than the Newmark Group) transferred to Newmark, Newmark Holdings and Newmark OpCo and their respective subsidiaries the assets and liabilities of the BGC Group relating to BGC’s Real Estate Services business;

•	the proportional distribution of interests in Newmark Holdings to holders of interests in BGC Holdings;
•	the Newmark IPO;
•	the contribution by BGC of its interests in both Berkeley Point and Real Estate L.P. to Newmark;
•	the assumption and repayment of indebtedness by the BGC Group and the Newmark Group, as further described below; and
•

the pro-rata distribution of the shares of Newmark Class A common stock and the shares of Newmark Class B common stock held by BGC, pursuant to which shares of Newmark Class A common stock held by BGC would be distributed to the holders of shares of BGC Class A common stock and shares of Newmark Class B common stock held by BGC would be distributed to the holders of shares of BGC Class B common stock (which are currently Cantor and another entity controlled by Howard W. Lutnick), which distribution is intended to qualify as generally tax-free for U.S. federal income tax purposes.

On December 15, 2017, Newmark announced the pricing of the Newmark IPO of 20 million shares of Newmark Class A common stock at a price to the public of $14.00 per share, which was completed on December 19, 2017. Newmark Class A shares began trading on December 15, 2017 on the NASDAQ Global Select Market under the symbol “NMRK”. In addition, Newmark granted the underwriters a 30-day option to purchase up to an additional 3 million shares of Newmark Class A common stock at the IPO price, less underwriting discounts and commissions. On December 26, 2017, the underwriters of the Newmark IPO exercised in full their overallotment option to purchase an additional 3 million shares of Newmark Class A common stock from Newmark at the IPO price, less underwriting discounts and commission.

Assumption and Repayment of Indebtedness by Newmark Group

As part of the Separation, Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the 2042 Promissory Note in relation to the 8.125% Senior Notes and the 2019 Promissory Note in relation to the 5.375% Senior Notes. Newmark repaid the $112.5 million outstanding principal amount under the 2042 Promissory Note on September 5, 2018, and repaid the $300.0 million outstanding principal amount under the 2019 Promissory Note on November 23, 2018. In addition, as part of the Separation, Newmark assumed the obligations of BGC as borrower under the Term Loan and Converted Term Loan. Newmark repaid the outstanding balance of the Term Loan as of March 31, 2018, and repaid the outstanding balance of the Converted Term Loan as of November 6, 2018. In addition, on March 19, 2018, we borrowed $150.0 million under the BGC Credit Agreement from Cantor, and loaned Newmark $150.0 million under the Intercompany Credit Agreement on the same day. All borrowings outstanding under the Intercompany Credit Agreement were repaid as of November 7, 2018. See Note 17—“Notes Payable, Other and Short-Term Borrowings” for more information on our long-term debt.

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

On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, to distribute pro-rata all of the 1,458,931 exchangeable units of Newmark Holdings held by BGC Holdings in the BGC Holdings Distribution to its limited partners entitled to receive distributions on their BGC Holdings units who were holders as of the Record Date (including Cantor and executive officers of BGC). The Newmark Holdings units distributed to BGC Holdings partners in the BGC Holdings Distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 449,917 Newmark Holdings units received by Cantor also into shares of Newmark Class B common stock, at the current Exchange Ratio of 0.9362 shares of Newmark common stock per Newmark Holdings unit (subject to adjustment).

Following the Spin-Off and the BGC Holdings Distribution, BGC Partners ceased to be a controlling stockholder of Newmark, and BGC Partners and its subsidiaries no longer held any shares of Newmark common stock or other equity interests in Newmark or its subsidiaries. Cantor continues to control Newmark and its subsidiaries following the Spin-Off and the BGC Holdings Distribution.

Acquisition of GFI

On January 12, 2016, we completed our merger with GFI, a leading intermediary and provider of trading technologies and support services to the global OTC and listed markets, via our acquisition of Jersey Partners, Inc., which was GFI's largest stockholder. Refer to “Acquisition of GFI Group, Inc.” under “Overview and Business Environment” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 for further information.

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

For the purposes of this document and subsequent SEC filings, all of our Fully Electronic businesses are referred to as Fenics. The Fenics business includes Fully Electronic brokerage products, as well as offerings in market data, software solutions, and post-trade services. Going forward, we expect Fenics to become an even more valuable part of BGC as it continues to grow.

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

We expect to benefit from the secular trend towards electronic trading, increased demand for market data, and the need for increased automation and post-trade services. We continue to onboard new clients as the opportunities created by electronic and algorithmic trading continue to transform our industry. During the quarter ended September 30, 2019, around 20 of our voice/hybrid desks across multiple asset classes globally achieved significant year-on-year electronic revenue growth. We expect to have continued success converting voice/hybrid desks over time as we roll out our enhanced Fenics platform across more products and geographies.

We are making excellent progress with our new Fenics stand-alone fully electronic offerings, which currently include:

•	Our expanded Fenics FX platforms, including MidFX, Spot, and FX Options. We are launching non deliverable forwards later this year, and FX Forwards early next year;
•	Fenics GO, our new electronic trading platform for the arrangement and execution of exchange listed equity futures and options, in partnership with three of the largest electronic liquidity providers;
•

Our Fenics US Treasury platform, which continued to gain market share during the quarter. Based on Greenwich Associates data, Fenics UST’s share of central limit order book trading of on-the-run US Treasuries has grown from approximately 2% in September 2018 to 8% in September 2019, in notional terms. We gained significantly more market share year-on-year than any other electronic platform tracked by Greenwich Associates – whether central limit order book or otherwise. Quarter-on-quarter, Fenics UST volumes were up over 50% versus 2% for Federal Reserve Primary Dealer Treasury volumes;

•	Lucera, which is our software-defined network, offering the trading community direct connectivity to each other; and
•	Capitalab’s Nikkei 225 options compression service, which is in partnership with the Singapore Exchange.

Collectively, our newer Fenics offerings are not yet fully up to scale, or are not yet generating significant revenues. The net loss relating to investment in these new products and services was approximately $14 million and $8 million for the three months ended September 30, 2019 and 2018, respectively. In looking ahead to the full year of 2019, we expect the net loss relating to these investments in Fenics offerings to be approximately $55 million and we expect that to improve by $15 million in 2020. The net loss was approximately $33 million in the full year of 2018. We expect these newer financial technology businesses to break even during 2021. Over time, we expect, all else equal, for these new products and services to become profitable, high-margin businesses as their scale and revenues increase.

As we continue to focus our efforts on converting Voice and Hybrid desks to electronic execution, net revenues in our higher margin Fully Electronic businesses across brokerage, data, software, and post-trade increased 11.5% to $66.8 million and 9.3% to $215.4 million for the three and nine months ended September 30, 2019, respectively, compared to the prior year periods. Going forward, we expect Fenics to become an even more valuable part of BGC as it continues to grow. We continue to analyze how to optimally configure our Voice/Hybrid and Fully Electronic businesses.

Potential Restructuring

We continue to study restructuring our partnership into a corporation, which would simplify BGC’s organization. We will provide an update on this analysis before the end of the year, although any action we may take will not occur until next year.

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

Although the U.K. government and the EU negotiated a withdrawal agreement that was approved by the leaders of EU member states, the agreement failed to receive U.K. parliamentary approval. Rather than leaving the EU without an agreement, the U.K. and EU agreed for the U.K. to remain in the EU until October 31, 2019, during which they would attempt to resolve the impasse.

In October 2019, a new U.K. Prime Minister agreed to a new withdrawal agreement with the EU which subsequently received a U.K. Parliamentary majority in an indicative vote. However, the bill effectuating the withdrawal agreement has been put on hold pending new elections which the government has called for December 12, 2019. Brexit will now depend on the outcome of that election. Pending the results, the EU has agreed for the U.K. to remain in the EU until January 31, 2020. The election results could lead to either formal Parliamentary ratification of the new withdrawal agreement, an attempt at renegotiation of such agreement with the EU, a new referendum, a cancellation of Brexit, or the U.K. leaving the EU without a deal (which is commonly referred to as a Hard Brexit).

Some of these outcomes are also dependent on the cooperation of the EU and could lead to further requests for Brexit delays. If there is a Parliamentary majority for the latest withdrawal agreement after the elections, and the accompanying legislation is ratified in time, a transition period will start that lasts until December 31, 2020. Based upon the currently proposed transition plan, the U.K. would remain subject to EU law during this period, with some exceptions. It would also maintain access to the EU’s single market. During this transition phase, the U.K. and EU would also start negotiations on their future trade relationship.

The U.K. and EU may agree on a single extension to the implementation period "for up to 1 or 2 years". This extension must, however, be agreed to before July 1, 2020. Given the current uncertainty, the consequences for the economies of the U.K. and the EU member states as a result of the U.K.’s potential withdrawal from the EU are unknown and unpredictable. Given the lack of comparable precedent, it is unclear what the broader macro-economic and financial implications the U.K. leaving the EU with no agreements in place would have.

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

In the fourth quarter of 2019, a new European Commission is taking office, which will set the legislative agenda for Financial Services for the next five years; increasing the potential for legislative change. Various elements of MIFID II are scheduled for review and a new CRD VI is in the making. We are prepared to respond to the challenges and opportunities this may pose.

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

In November 2018, the CFTC issued proposed rules that would significantly revise CFTC Rule Part 37, which relates to SEFs. The proposed rules would significantly affect the trading of swaps and the facilities offering swaps trading. The proposed rules would allow for trading through “any means of interstate commerce” rather than the two (central limit order book and request for quote) methods prescribed under the current rules. The proposed rules may also expand the number and type of swaps required to be executed on SEFs. If these rules are passed, the Company’s SEFs will need to make numerous changes to facilitate trading under a new regulatory framework. A new CFTC Chairman was sworn in on July 15, 2019, and this change in leadership could impact these proposals.

Industry Consolidation

In recent years, there has been significant consolidation among the interdealer-brokers and wholesale brokers with which we compete. In addition to our 2015 acquisition of GFI, Tullett Prebon plc and ICAP plc announced in November 2015 an agreement whereby Tullett would purchase the vast majority of ICAP’s global Voice/Hybrid broking, as well as portions of its information businesses. Following the completion of this deal in December 2016, ICAP changed its corporate name to NEX Group plc, and Tullett changed its name to TP ICAP plc. CME Group Inc. announced in March 2018 that it had agreed to acquire NEX and completed the acquisition in November 2018. We expect to continue to compete with the remaining electronic markets, post-trade and information businesses of NEX through the various offerings on our Fenics platform. We will also continue to compete with TP ICAP across various Voice/Hybrid brokerage marketplaces as well as via Fenics. There has also been significant consolidation among smaller non-public wholesale brokers, including our acquisitions of R.P. Martin, Heat Energy Group, Remate Lince and Sunrise Brokers Group. We view the recent consolidation in the industry favorably, as we expect it to provide additional operating leverage to our businesses in the future.

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

Rates volumes in particular are influenced by market volumes and volatility. Historically low and negative interest rates across the globe have significantly reduced the overall trading appetite for rates products. As a result of central bank policies and actions, as well as continued expectations of low inflation rates, many sovereign bonds continue to trade at or close to negative yields, especially in real terms. In addition, also weighing on yields and rates volumes are global central bank quantitative easing programs. The programs depress rates volumes because they entail central banks buying government securities or other securities in the open market — particularly longer-dated instruments — in an effort to promote increased lending and liquidity and bring down long-term interest rates. When central banks hold these instruments, they tend not to trade or hedge, thus lowering rates volumes across cash and derivatives markets industry-wide. Major central banks such as the U.S. Federal Reserve, ECB, Bank of Japan, Bank of England, and Swiss National Bank continue to maintain historically low interest rates through quantitative easing programs, keeping key short-term interest rates low, or a combination of both. Even with the Federal Reserve unwind, the overall dollar value of balance sheets of the G-4 (the U.S., Eurozone, Japan, and U.K.) is expected to remain high as a percentage of G-4 GDP over the near term. Largely as a result of quantitative easing and expectations of continued low inflation, the yield on Germany's 10-year bond was (0.57)% and the yield on Japan's 10-year bond is (0.22)% as of the end of the third quarter of 2019.

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

During the three months ended September 30, 2019, industry volumes were generally higher year-over-year across equities, fixed income, and commodities, while foreign exchange industry volumes were generally lower. Below is an expanded discussion of the volume and growth drivers of our various brokerage product categories.

Rates Volumes and Volatility

Our rates business is influenced by a number of factors, including global sovereign issuances, secondary trading and the hedging of these sovereign debt instruments. The amount of global sovereign debt outstanding remains high by historical standards, and the level of secondary trading and related hedging activity moderately increased during the third quarter of 2019. In addition, according to Bloomberg and the Federal Reserve Bank of New York, the average daily volume of various U.S. Treasuries, excluding Treasury bills, among primary dealers was 26% higher in the quarter as compared a year earlier. Additionally, interest rate derivative volumes were up 12% and 39% at ICE and the CME Group Inc., respectively, all according to company press releases. In comparison, our revenue from Fenics Fully Electronic rates increased 26.6%, while our overall rates revenues were up 28.5% as compared to a year earlier to $156.8 million.

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

Foreign Exchange Volumes and Volatility

Global FX volumes were generally lower during the third quarter of 2019. Spot FX volumes at CME, Refinitiv (formerly the Financial & Risk business of Thomson Reuters, and EBS (CME formerly NEX) were down 10%, up 4%, and down 5%, respectively, during the quarter. In comparison, our overall FX revenues decreased by 10.8% to $86.5 million.

Equities, Insurance, and Other Asset Classes

Global equity volumes were generally up during the third quarter of 2019. Research from BofA Merrill Lynch indicated that the average daily volumes of U.S. cash equities were up 3% year-on-year, while average daily volume of European cash equities shares were down 16% (in notional value). Over the same timeframe, Eurex average daily volumes of equity derivatives were up 19%. Our overall revenues from equities, insurance, and other asset classes increased by 18.9% to $96.6 million, which was driven by the acquisition of Ed Broking. We expect our insurance brokerage business to operate around breakeven for the next two years as we seek to double this division’s current revenues. We expect our investment to turn profitable and deliver margins in excess of 15% in 2022. This is similar to the trend in revenues and profitability of our former real estate services business, Newmark, over its first three years as part of BGC.

Credit Volumes

The cash portion of our credit business is impacted by the level of global corporate bond issuance, while both the cash and credit derivatives sides of this business are impacted by sovereign and corporate issuance. The global credit derivative market turnover has declined over the last few years due to the introduction of rules and regulations around the clearing of credit derivatives in the U.S. and elsewhere, along with non-uniform regulation across different geographies. In addition, many of our large bank customers continue to reduce their inventory of bonds and other credit products in order to comply with Basel III and other international financial regulations. During the third quarter of 2019, primary dealer average daily volume for corporate bonds (excluding commercial paper) was up by 19% according to Bloomberg and the Federal Reserve Bank of New York. Total notional traded credit derivatives as reported by the International Swaps and Derivatives Association — a reflection of the OTC derivatives market — were up by 23%, from a year earlier. In comparison, our overall credit revenues were up by 7.9% to $72.4 million.

Energy and Commodities

Energy and commodities volumes were generally higher during the third quarter of 2019 compared with the year earlier. According to the Futures Industry Association, the total contracts traded in energy and commodities futures were up 32% year-on-year in the quarter. Similarly, total contracts traded in energy and commodities options were up 21% in the same period. In comparison, BGC’s energy and commodities revenues increased by 24.8% to $72.3 million, which was driven by the acquisitions of Poten & Partners and Ginga Petroleum, as well as organic growth, and partially offset by the sale of CSC Commodities.

Summary of Results from Continuing Operations

Our results from continuing operations exclude the results of Newmark for all periods due to the Spin-Off. During the three and nine months ended September 30, 2019, BGC’s revenues increased 14.4% to $521.1 million and 9.9% to $1,617.1 million, respectively, compared to the same periods in 2018. This growth was largely due to an increase in brokerage revenues, which were up by 13.9% to $484.6 million and 8.7% to $1,509.8 million, respectively, for the three and nine months ended September 30, 2019, compared to the same periods in 2018. In addition, for the three and nine months ended September 30, 2019, our data, software, and post-trade revenues increased by 11.0% to $18.4 million and 17.0% to $55.0 million, respectively, compared to the same periods in 2018. For the three and nine months ended September 30, 2019, income from operations before income taxes decreased by $53.8 million to $8.7 million and decreased $41.2 million to $162.6 million, respectively, compared to the same periods in the prior year.

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

As of September 30, 2019, our front-office headcount was 2,940 brokers, salespeople, managers and other front-office personnel, up 18% from 2,486 a year ago. Slightly more than 300 of this increase in front-office headcount was related to our insurance brokerage business and our newer Fenics stand-alone fully electronic offerings. Our total technology headcount increased by 18% year-on-year to over 650, related primarily to our newer Fenics stand-alone fully electronic offerings.  Compared to the prior year, average revenue per front-office employee for the three and nine months ended September 30, 2019 decreased by 4% to approximately $172 thousand and decreased by 6% to approximately $545 thousand, respectively. These figures exclude Newmark. Our average revenue per front-office employee has historically declined year-over-year for the period immediately following significant headcount increases, and the additional brokers and salespeople generally achieve significantly higher productivity levels in their second or third year with the Company.

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

Since 2017, our acquisitions have included Besso, Poten & Partners, Ed Broking, and several smaller acquisitions.

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

On March 12, 2019, we completed the acquisition of Ginga Petroleum. Ginga Petroleum provides a comprehensive range of broking services for physical and derivative energy products including naphtha, liquefied petroleum gas, fuel oil, biofuels, middle distillates, petrochemicals and gasoline.

FINANCIAL HIGHLIGHTS

For the three months ended September 30, 2019, we had income (loss) from operations before income taxes of $8.7 million compared to income (loss) from operations before income taxes of $62.6 million in the year earlier period. Total revenues for the three months ended September 30, 2019 increased $65.5 million to $521.1 million, led primarily by our rates business, followed by growth in all other business lines, and slightly offset by lower revenue from the FX business.

Brokerage revenues for the three months ended September 30, 2019 increased by $59.3 million, or 13.9% from the same period in 2018. Our brokerage revenue growth was driven by a 28.5% improvement in our rates business, which reflected strong growth from both Fenics as well as our voice/hybrid business, a 24.8% increase in our energy and commodities business, led by the recently completed acquisitions of Poten & Partners and Ginga Petroleum, as well as organic growth, partially offset by the previously disclosed sale of CSC Commodities, a 18.9% increase in our equities, insurance and other asset classes, led by the acquisition of Ed Broking, and a 7.9% increase in our credit business. Within our Fenics business, total revenues were up 11.5% over the prior year. Revenues from our high-margin data, software, and post-trade business increased 11.0%. We expect these businesses to benefit from the long-term trend towards more electronic trading, increased demand for market data, and the need for increased automation and post-trade services by our traditional client base as well as our new customers. We therefore expect Fenics to further grow as we continue to invest in technology, convert our voice and Hybrid business to more profitable Fully Electronic trading, and continue to roll out new initiatives across data, software, and post-trade.

Total expenses increased $106.5 million to $516.0 million, primarily driven by the impact of higher variable compensation, recent acquisitions and hires, and increased investment in technology. Expenses also included rents incurred for the build-out phase of the Company’s new U.K.-based headquarters, as well as interest expense related to the borrowings on BGC’s revolving credit agreement and interest on the $450.0 million of 5.375% Senior Notes due 2023, which were issued in July 2018.

On October 22, 2019, our Board declared a 14 cent dividend for the third quarter. We anticipate having substantial resources with which to pay dividends, repurchase shares and/or units, profitably hire, and make accretive acquisitions, all while maintaining or improving our investment-grade rating.

RESULTS OF OPERATIONS

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$409,082	78.5%	$351,969	77.2%	$1,259,571	77.9%	$1,138,313	77.4%
Principal transactions	75,536	14.5	73,360	16.1	250,198	15.5	250,266	17.0
Total brokerage revenues	484,618	93.0	425,329	93.3	1,509,769	93.4	1,388,579	94.4
Fees from related parties	8,208	1.6	6,821	1.5	21,224	1.3	19,054	1.3
Data, software and post-trade	18,364	3.5	16,547	3.6	55,015	3.4	47,016	3.2
Interest income	3,976	0.8	2,870	0.6	15,454	1.0	10,485	0.7
Other revenues	5,971	1.1	4,075	1.0	15,613	0.9	6,325	0.4
Total revenues	521,137	100.0	455,642	100.0	1,617,075	100.0	1,471,459	100.0
Expenses:
Compensation and employee benefits	278,544	53.4	221,575	48.6	856,615	53.0	751,672	51.1
Equity-based compensation and allocations of net income to limited partnership units and FPUs (1)	40,330	7.8	34,901	7.7	96,223	5.9	119,892	8.1
Total compensation and employee benefits	318,874	61.2	256,476	56.3	952,838	58.9	871,564	59.2
Occupancy and equipment	44,709	8.6	39,148	8.6	135,820	8.4	110,660	7.5
Fees to related parties	7,123	1.4	5,644	1.2	16,507	1.0	15,577	1.1
Professional and consulting fees	21,262	4.1	22,329	4.9	64,614	4.0	60,238	4.1
Communications	29,882	5.7	29,078	6.4	90,267	5.6	91,206	6.2
Selling and promotion	20,320	3.9	16,146	3.5	60,213	3.7	50,226	3.4
Commissions and floor brokerage	15,831	3.0	15,082	3.3	47,240	2.9	44,342	3.0
Interest expense	15,258	2.9	10,722	2.4	43,441	2.7	30,118	2.0
Other expenses	42,757	8.2	14,882	3.3	88,537	5.5	46,768	3.3
Total expenses	516,016	99.0	409,507	89.9	1,499,477	92.7	1,320,699	89.8
Other income (losses), net:
Gains (losses) on divestitures and sale of investments	—	—	—	—	18,435	1.1	—	—
Gains (losses) on equity method investments	1,530	0.3	1,327	0.3	3,051	0.2	4,962	0.3
Other income (loss)	2,095	0.4	15,123	3.3	23,491	1.5	48,015	3.3
Total other income (losses), net	3,625	0.7	16,450	3.6	44,977	2.8	52,977	3.6
Income (loss) from continuing operations before income taxes	8,746	1.7	62,585	13.7	162,575	10.1	203,737	13.8
Provision (benefit) for income taxes	6,186	1.2	23,019	5.0	51,076	3.2	59,140	4.0
Consolidated net income (loss) from continuing operations	2,560	0.5	39,566	8.7	111,499	6.9	144,597	9.8
Consolidated net income (loss) from discontinued operations, net of tax	—	—	122,738	26.9	—	—	165,128	11.2
Consolidated net income (loss)	2,560	0.5	162,304	35.6	111,499	6.9	309,725	21.0
Less: Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries	6,089	1.2	7,956	1.7	39,549	2.4	48,988	3.3
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries	—	—	34,062	7.5	—	—	46,474	3.1
Net income (loss) available to common stockholders	$(3,529)	(0.7)%	$120,286	26.4%	$71,950	4.5%	$214,263	14.6%

(1)	The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and exchangeability expenses	$24,042	4.6%	$11,278	2.5%	$53,166	3.3%	$82,245	5.6%
Allocations of net income	10,274	2.0	20,686	4.5	19,599	1.2	32,575	2.2
Equity-based amortization	6,014	1.2	2,937	0.7	23,458	1.4	5,072	0.3
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$40,330	7.8%	$34,901	7.7%	$96,223	5.9%	$119,892	8.1%

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Revenues

Brokerage Revenues

Total brokerage revenues increased by $59.3 million, or 13.9%, to $484.6 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Commission revenues increased by $57.1 million, or 16.2%, to $409.1 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Principal transactions revenues increased by $2.2 million, or 3.0%, to $75.5 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

The increase in total brokerage revenues was primarily driven by increases in revenues from rates, equities, insurance, and other asset classes, energy and commodities, and credit, partially offset by a decrease in revenues from foreign exchange.

Our brokerage revenues from rates increased by $34.8 million, or 28.5%, to $156.8 million for the three months ended September 30, 2019. The increase in rates revenues was primarily driven by higher global volumes and improvement in our Fully Electronic rates business, which was a result of our continued investment in technology and the ongoing conversion of our businesses to more profitable Fully Electronic trading.

Our brokerage revenues from equities, insurance, and other asset classes increased by $15.4 million, or 18.9%, to $96.6 million for the three months ended September 30, 2019. This increase was driven by the acquisition of Ed Broking.

Our brokerage revenues from energy and commodities increased by $14.4 million, or 24.8%, to $72.3 million for the three months ended September 30, 2019. This increase was primarily driven by the acquisitions of Poten & Partners and Ginga Petroleum, as well as organic growth.

Our credit revenues increased by $5.3 million, or 7.9%, to $72.4 million for the three months ended September 30, 2019. This increase was mainly due to higher global volumes.

Our FX revenues decreased by $10.5 million, or 10.8%, to $86.5 million for the three months ended September 30, 2019. This decrease was primarily driven by lower global volumes and a decrease in market volatility.

Fees from Related Parties

Fees from related parties increased by $1.4 million, or 20.3% to $8.2 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Data, Software and Post-Trade

Data, software and post-trade revenues increased by $1.8 million, or 11.0%, to $18.4 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. This increase was primarily driven by an increase in revenues from post-trade services and new business contracts, as well as revenues generated from Poten & Partners.

Interest Income

Interest income increased by $1.1 million, or 38.5%, to $4.0 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. This increase was primarily due to higher interest earned on deposits.

Other Revenues

Other revenues increased by $1.9 million, or 46.5% to $6.0 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. This increase was primarily driven by revenues generated from the acquisitions of Poten & Partners and Ed Broking.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $57.0 million, or 25.7%, to $278.5 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The main drivers of this increase were the acquisitions of Poten & Partners, Ed Broking, and Ginga Petroleum, as well as the impact of higher brokerage revenues on variable compensation.

Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units and FPUs

Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $5.4 million, or 15.6%, to $40.3 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. This was primarily driven by an increase in charges related to equity-based compensation.

Occupancy and Equipment

Occupancy and equipment expense increased by $5.6 million, or 14.2%, to $44.7 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. This increase was primarily driven by increases related to the acquisitions of Poten & Partners, Ed Broking, Ginga Petroleum and an increase in rent expense related to the build-out phase of BGC’s new U.K.-based headquarters.

Fees to Related Parties

Fees to related parties increased by $1.5 million, or 26.2%, to $7.1 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Fees to related parties are allocations paid to Cantor for administrative and support services (such as accounting, occupancy, and legal).

Professional and Consulting Fees

Professional and consulting fees decreased by $1.1 million, or 4.8%, to $21.3 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. This was primarily led by a decrease in consulting fees, notably with regard to the implementation of MiFID II during the three months ended September 30, 2018, which was partially offset by expenses attributed to the acquisitions of Ed Broking and Poten & Partners.

Communications

Communications expense increased by $0.8 million, or 2.8%, to $29.9 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. As a percentage of total revenues, communications expense slightly decreased from the prior year period.

Selling and Promotion

Selling and promotion expense increased by $4.2 million, or 25.9%, to $20.3 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. As a percentage of total revenues, selling and promotion expense slightly increased from the prior year period. This increase was primarily driven by the acquisitions of Poten & Partners, Ed Broking, and Ginga Petroleum.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $0.7 million, or 5.0%, to $15.8 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. This line item tends to move in line with brokerage revenues.

Interest Expense

Interest expense increased by $4.5 million, or 42.3%, to $15.3 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The increase was primarily driven by interest expense related to the borrowings on BGC’s credit facility and interest expense on the $450.0 million 5.375% Senior Notes due 2023 issued in July 2018, partially offset by a reduction in interest expense on the $240.0 million 8.375% Senior Notes which were repaid in July 2018.

Other Expenses

Other expenses increased by $27.9 million to $42.8 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, which was primarily related to the Company’s recent settlements with the CFTC and the NYAG, as well as higher costs associated with the acquisitions of Poten & Partners and Ed Broking.

Other Income (Losses), net

Gains (Losses) on Divestitures and Sale of Investments

We had no gains or losses from divestitures or sale of investments in the three months ended September 30, 2019 and the three months ended September 30, 2018.

Gains (Losses) on Equity Method Investments

Gains (losses) on equity method investments increased by $0.2 million, to a gain of $1.5 million, for the three months ended September 30, 2019 as compared to a gain of $1.3 million for the three months ended September 30, 2018. Gains (losses) on equity method investments represent our pro-rata share of the net gains or losses on investments over which we have significant influence, but which we do not control.

Other Income (Loss)

Other income (loss) decreased by $13.0 million, to $2.1 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The decrease was primarily driven by a gain of $17.8 million related to a fair value adjustment on an investment held in the three months ended September 30, 2018. This was partially offset by an increase related to the Nasdaq earn-out and the related mark-to-market and/or hedging, as well as an increase in other recoveries related to our insurance business.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes decreased by $16.8 million, or 73.1%, to $6.2 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. This decrease was primarily driven by lower pre-tax earnings as well as a change in the geographical and business mix of earnings, which can have an impact on our consolidated effective tax rate from period-to-period.

Net Income (Loss) From Continuing Operations Attributable to Noncontrolling Interest in Subsidiaries

Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries decreased by $1.9 million, or 23.5%, to $6.1 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Net Income (Loss) From Discontinued Operations Attributable to Noncontrolling Interest in Subsidiaries

For the three months ended September 30, 2019 there was no net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries. For the three months ended September 30, 2018, we had net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries of $34.1 million.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Revenues

Brokerage Revenues

Total brokerage revenues increased by $121.2 million, or 8.7%, to $1,509.8 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Commission revenues increased by $121.3 million, or 10.7%, to $1,259.6 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Principal transactions revenues decreased by $0.1 million, to $250.2 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

The increase in total brokerage revenues was primarily driven by increases in revenues from rates, energy and commodities, equities, insurance, and other asset classes, and credit, partially offset by a decrease in revenues from foreign exchange.

Our rates revenues increased by $44.4 million, or 10.5%, to $465.3 million for the nine months ended September 30, 2019. The increase in rates revenues was primarily driven by improved global volumes and an increase in Fully Electronic rates brokerage, which was a result of our continued investment in technology and the ongoing conversion of our businesses to more profitable Fully Electronic trading.

Our brokerage revenues from energy and commodities increased by $41.2 million, or 23.6%, to $215.6 million for the nine months ended September 30, 2019. This increase was primarily driven by the acquisitions of Poten & Partners and Ginga Petroleum, as well as organic growth.

Our brokerage revenues from equities, insurance, and other asset classes increased by $35.6 million, or 13.3%, to $302.6 million for the nine months ended September 30, 2019. This increase was driven by our acquisition of Ed Broking in January 2019.

Our credit revenues increased by $11.6 million, or 5.2%, to $236.3 million for the nine months ended September 30, 2019. This increase was primarily driven by higher global volumes.

Our FX revenues decreased by $11.6 million, or 3.8%, to $289.9 million for the nine months ended September 30, 2019. This decrease was primarily driven by lower global volumes and a decrease in market volatility.

Fees from Related Parties

Fees from related parties increased by $2.2 million, or 11.4% to $21.2 million for the nine months ended September 30, 2019 as compared to the prior year.

Data, Software and Post-Trade

Data, software and post-trade revenues increased by $8.0 million, or 17.0%, to $55.0 million for the nine months ended September 30, 2019 as compared to the same period in prior year. This increase was primarily driven by an increase in post-trade revenues, new business contracts, and revenues generated from the acquisition of Poten & Partners.

Interest Income

Interest income increased by $5.0 million, or 47.4%, to $15.5 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. This increase was primarily due to higher interest earned on deposits and an increase in dividend income.

Other Revenues

Other revenues increased by $9.3 million, to $15.6 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. This increase was primarily led by revenues generated from the acquisitions of Poten & Partners and Ed Broking, partially offset by a decrease in miscellaneous recoveries.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $104.9 million, or 14.0%, to $856.6 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The main drivers of this increase were the acquisitions of Poten & Partners, Ed Broking, and Ginga Petroleum, as well as the impact of higher brokerage revenues on variable compensation.

Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units and FPUs

Equity-based compensation and allocations of net income to limited partnership units and FPUs decreased by $23.7 million, or 19.7%, to $96.2 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. This was primarily driven by a decrease in allocations of net income to limited partnership units and FPUs, as well as charges related to equity-based compensation.

Occupancy and Equipment

Occupancy and equipment expense increased by $25.2 million, or 22.7%, to $135.8 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. This increase was primarily driven by the acquisitions of Ed Broking and Poten & Partners, an increase in rent expense related to the build-out phase of BGC’s new U.K.-based headquarters and increases in software and maintenance contracts.

Fees to Related Parties

Fees to related parties increased by $0.9 million, or 6.0%, to $16.5 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees increased by $4.4 million, or 7.3%, to $64.6 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. This increase was primarily driven by fees attributed to the acquisitions of Ed Broking and Poten & Partners, and an increase in legal fees, which was partially offset by a decrease in consulting fees, notably with regards to the implementation of MiFID II during the nine months ended September 30, 2018.

Communications

Communications expense decreased by $0.9 million, or 1.0%, to $90.3 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. As a percentage of total revenues, communications expense slightly decreased from the prior year period.

Selling and Promotion

Selling and promotion expense increased by $10.0 million, or 19.9%, to $60.2 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase was primarily due to our acquisitions of Poten & Partners, Ed Broking, and Ginga Petroleum.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $2.9 million, or 6.5%, to $47.2 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Commissions and floor brokerage expense tends to move in line with brokerage revenues.

Interest Expense

Interest expense increased by $13.3 million, or 44.2%, to $43.4 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase was primarily driven by the interest expense on the $450.0 million 5.375% Senior Notes due 2023 issued in July 2018, and interest expense related to the borrowings on BGC’s credit facility, partially offset by lower interest expense on the $240.0 million 8.375% Senior Notes which were repaid in July 2018.

Other Expenses

Other expenses increased by $41.8 million, or 89.3%, to $88.5 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, which was primarily related to the Company’s recent settlements with the CFTC and the NYAG, as well as higher costs associated with the acquisitions of Poten & Partners, Ed Broking, and Ginga Petroleum.

Other Income (Losses), net

Gains (Losses) on Divestitures and Sale of Investments

We had a gain of $18.4 million in the nine months ended September 30, 2019, as a result of the sale of CSC Commodities. For the nine months ended September 30, 2018, we had no gains or losses from divestitures or the sale of investments.

Gains (Losses) on Equity Method Investments

Gains (losses) on equity method investments decreased by $1.9 million, to a gain of $3.1 million, for the nine months ended September 30, 2019 as compared to a gain of $5.0 million for the nine months ended September 30, 2018. Gains (losses) on equity method investments represent our pro rata share of the net gains or losses on investments over which we have significant influence but which we do not control.

Other Income (Loss)

Other income (loss) decreased by $24.5 million, or 51.1%, to $23.5 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. This was primarily driven by a decrease related to fair value adjustments on investments carried under the measurement alternative. There was also a decrease on the Nasdaq earn-out and the related mark-to-

market and/or hedging, as well as a decrease driven by acquisition-related fair value adjustments of contingent consideration for the nine months ended September 30, 2019. This was partially offset by an increase in other recoveries related to our insurance business.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes decreased by $8.1 million, or 13.6%, to $51.1 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. This decrease was primarily driven by lower pre-tax earnings as well as a change in the geographical and business mix of earnings. In general, our consolidated effective tax rate can vary from period-to-period depending on, among other factors, the geographic and business mix of our earnings.

Net Income (Loss) From Continued Operations Attributable to Noncontrolling Interest in Subsidiaries

Net income (loss) from continued operations attributable to noncontrolling interest in subsidiaries decreased by $9.4 million, or 19.3%, to $39.5 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Net Income (Loss) From Discontinued Operations Attributable to Noncontrolling Interest in Subsidiaries

For the nine months ended September 30, 2019 there was no net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries. For the nine months ended September 30, 2018, we had net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries of $46.5 million.

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

	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018[1]	September 30, 2018[1]	June 30, 2018[1]	March 31, 2018[1]	December 31, 2017[1]
Revenues:
Commissions	$409,082	$420,969	$429,520	$372,073	$351,969	$378,487	$407,857	$330,093
Principal transactions	75,536	90,432	84,230	62,787	73,360	84,988	91,918	75,987
Fees from related parties	8,208	7,221	5,795	5,022	6,821	5,934	6,299	8,020
Data, software and post-trade	18,364	18,741	17,910	18,169	16,547	15,370	15,099	14,372
Interest income	3,976	7,813	3,665	3,919	2,870	4,940	2,675	2,825
Other revenues	5,971	6,011	3,631	4,381	4,075	1,324	926	669
Total revenues	521,137	551,187	544,751	466,351	455,642	491,043	524,774	431,966
Expenses:
Compensation and employee benefits	278,544	290,071	288,000	249,951	221,575	252,250	277,847	247,889
Equity-based compensation and allocations of net income to limited partnership units and FPUs	40,330	43,752	12,141	85,178	34,901	45,602	39,389	94,055
Total compensation and employee benefits	318,874	333,823	300,141	335,129	256,476	297,852	317,236	341,944
Occupancy and equipment	44,709	45,109	46,002	38,934	39,148	34,365	37,147	36,829
Fees to related parties	7,123	6,457	2,927	4,586	5,644	5,882	4,051	8,884
Professional and consulting fees	21,262	23,347	20,005	23,865	22,329	20,001	17,908	20,563
Communications	29,882	29,974	30,411	26,808	29,078	30,729	31,399	30,272
Selling and promotion	20,320	21,491	18,402	19,112	16,146	17,855	16,225	17,364
Commissions and floor brokerage	15,831	16,791	14,618	17,549	15,082	15,345	13,915	12,517
Interest expense	15,258	14,985	13,198	11,615	10,722	10,028	9,368	25,542
Other expenses	42,757	21,765	24,015	17,541	14,882	14,548	17,338	13,786
Total expenses	516,016	513,742	469,719	495,139	409,507	446,605	464,587	507,701
Other income (losses), net:
Gains (losses) on divestitures and sale of investments	—	(1,619)	20,054	—	—	—	—	—
Gains (losses) on equity method investments	1,530	738	783	2,415	1,327	1,011	2,624	1,587
Other income (loss)	2,095	194	21,202	2,453	15,123	1,481	31,411	2,946
Total other income (losses), net	3,625	(687)	42,039	4,868	16,450	2,492	34,035	4,533
Income (loss) from continuing operations before income taxes	8,746	36,758	117,071	(23,920)	62,585	46,930	94,222	(71,202)
Provision (benefit) for income taxes	6,186	14,993	29,897	16,980	23,019	14,571	21,550	41,084
Consolidated net income (loss) from continuing operations	2,560	21,765	87,174	(40,900)	39,566	32,359	72,672	(112,286)
Consolidated net income (loss) from discontinued operations, net of tax	—	—	—	11,041	122,738	17,631	24,759	(45,380)
Consolidated net income (loss)	2,560	21,765	87,174	(29,859)	162,304	49,990	97,431	(157,666)
Less: Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries	6,089	8,154	25,306	(18,995)	7,956	12,358	28,674	(31,983)
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries	—	—	—	5,879	34,062	2,429	9,983	(5,884)
Net income (loss) available to common stockholders	$(3,529)	$13,611	$61,868	$(16,743)	$120,286	$35,203	$58,774	$(119,799)

[1]	Financial results have been retrospectively adjusted as a result of the Spin-Off to reflect Newmark through November 30, 2018 as discontinued operations for all periods presented.

The table below details our brokerage revenues by product category for the indicated periods (in thousands):

	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Brokerage revenue by product:
Rates	$156,765	$152,959	$155,611	$128,874	$121,984	$141,400	$157,567	$118,618
Foreign exchange	86,492	101,899	101,558	94,706	96,988	102,307	102,255	80,780
Credit	72,382	78,166	85,727	67,484	67,111	75,526	82,050	65,818
Energy and commodities	72,335	73,430	69,865	53,799	57,974	56,277	60,149	54,161
Equities, insurance, and other asset classes	96,644	104,947	100,989	89,997	81,272	87,965	97,754	86,703
Total brokerage revenues	$484,618	$511,401	$513,750	$434,860	$425,329	$463,475	$499,775	$406,080
Brokerage revenue by product (percentage):
Rates	32.3%	29.9%	30.3%	29.6%	28.7%	30.5%	31.5%	29.2%
Foreign exchange	17.9	19.9	19.8	21.8	22.8	22.1	20.5	19.9
Credit	14.9	15.3	16.7	15.5	15.8	16.3	16.4	16.2
Energy and commodities	14.9	14.4	13.6	12.4	13.6	12.1	12.0	13.3
Equities, insurance, and other asset classes	20.0	20.5	19.6	20.7	19.1	19.0	19.6	21.4
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Brokerage revenue by type:
Voice/Hybrid	$436,158	$458,354	$454,920	$388,906	$381,949	$410,154	$446,508	$368,196
Fully Electronic	48,460	53,047	58,830	45,954	43,380	53,321	53,267	37,884
Total brokerage revenues	$484,618	$511,401	$513,750	$434,860	$425,329	$463,475	$499,775	$406,080
Brokerage revenue by type (percentage):
Voice/Hybrid	90.0%	89.6%	88.5%	89.4%	89.8%	88.5%	89.3%	90.7%
Fully Electronic	10.0	10.4	11.5	10.6	10.2	11.5	10.7	9.3
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet

Our balance sheet and business model are not capital intensive. Our assets consist largely of cash, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term capital (equity and notes payable) is held to support the less liquid assets and potential capital investment opportunities. Total assets as of September 30, 2019 were $6.5 billion, an increase of 90.8% as compared to December 31, 2018. The increase in total assets was driven primarily by increases in Receivables from broker-dealers, clearing organizations, customers and related broker-dealers as well as Cash segregated under regulatory requirements, Accrued commissions and other receivables, net and less liquid assets including ROU assets for leases. We maintain a significant portion of our assets in cash and Securities owned, with our liquidity (which we define as Cash and cash equivalents, Reverse repurchase agreements, Marketable securities and Securities owned, less Securities loaned and Repurchase agreements) as of September 30, 2019 of $472.7 million. See “Liquidity Analysis” below for a further discussion of our liquidity. Our Securities owned were $60.4 million as of September 30, 2019, compared to $58.4 million as of December 31, 2018. Our Marketable securities decreased to $13.2 million as of September 30, 2019, compared to $32.1 million as of December 31, 2018. We did not have any Reverse repurchase agreements as of September 30, 2019 and December 31, 2018. We had Securities loaned of $13.0 million and Repurchase agreements of $1.9 million as of September 30, 2019. As of December 31, 2018, we had Securities loaned of $15.1 million and Repurchase agreements of $1.0 million.

On March 19, 2018, we entered into the BGC Credit Agreement with Cantor. The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the previous credit facility between BGC and an affiliate of Cantor, and was approved by the Audit Committee of BGC. On August 6, 2018, the Company entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that can be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2020, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of September 30, 2019, there were no borrowings by BGC or Cantor outstanding under this agreement.

As part of our cash management process, we may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of September 30, 2019 and December 31, 2018, there were no reverse repurchase agreements outstanding.

Additionally, in August 2013, the Audit Committee authorized us to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including policies relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of September 30, 2019 and December 31, 2018, we had no investments in the program.

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

As described earlier in this document, on November 30, 2018, we completed the Spin-Off of Newmark. (See “Newmark IPO, Separation Transaction and Spin-Off” above for more information). As set forth in the Separation and Distribution Agreement, Newmark assumed certain BGC indebtedness and repaid such indebtedness. (See “Notes Payable, Other and Short-term Borrowings” below for more information).

On January 12, 2016, we completed the two-step GFI Merger. The GFI Merger allowed BGC to acquire the remaining approximately 33% of the outstanding shares of GFI common stock that BGC did not already own. Following the closing of the GFI Merger, BGC and its affiliates now own 100% of the outstanding shares of GFI’s common stock. In total, 23.5 million shares of BGC Class A common stock were issued and $111.2 million in cash was paid with respect to the closing of the GFI Merger, inclusive of adjustments.

As of September 30, 2019, our liquidity, which we define as cash and cash equivalents, reverse repurchase agreements, marketable securities and securities owned, less securities loaned and repurchase agreements, was $472.7 million. We expect to use our financial resources to repay debt, profitably hire, make accretive acquisitions, pay dividends, and/or repurchase shares and units of BGC, all while maintaining or improving our investment-grade rating.

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

On November 28, 2018, the Company entered into a new revolving credit facility which replaced the existing committed unsecured senior revolving credit agreement. The maturity date of the new revolving credit agreement is November 28, 2020 and the maximum revolving loan balance has been reduced from $400.0 million to $350.0 million. Borrowings under this agreement bear interest at either LIBOR or a defined base rate plus additional margin. As of September 30, 2019, there was $28.9 million of borrowings outstanding, net of deferred financing costs of $1.1 million, under the new unsecured revolving credit agreement. The average interest rate on the outstanding borrowings was 4.27% and 4.38% for the three and nine months ended September 30, 2019, respectively.

8.125% Senior Notes

On June 26, 2012, we issued an aggregate of $112.5 million principal amount of 8.125% Senior Notes due 2042. The 8.125% Senior Notes were senior unsecured obligations. The 8.125% Senior Notes were redeemable for cash, in whole or in part, on or after June 26, 2017, at our option, at any time and from time to time, until maturity at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date. The 8.125% Senior Notes were listed on the New York Stock Exchange under the symbol “BGCA.” We used the proceeds to repay short-term borrowings under our unsecured revolving credit facility and for general corporate purposes, including acquisitions. In connection with the issuance of the 8.125% Senior Notes, the Company lent the proceeds of the 8.125% Senior Notes to BGC U.S. OpCo, and BGC U.S. OpCo issued the 2042 Promissory Note.

The initial carrying value of the 8.125% Senior Notes was $108.7 million, net of debt issuance costs of $3.8 million. On December 13, 2017, Newmark OpCo assumed all of the BGC U.S. OpCo’s rights and obligations under the 2042 Promissory Note. During the year ended December 31, 2018, Newmark repaid the Company in full for the 2042 Promissory Note, and the Company subsequently repaid the 8.125% Senior Notes on September 5, 2018.

5.375% Senior Notes

On December 9, 2014, the Company issued an aggregate of $300.0 million principal amount of 5.375% Senior Notes due 2019. The 5.375% Senior Notes are general senior unsecured obligations of the Company. These Senior Notes bear interest at a rate of 5.375% per year, payable in cash on June 9 and December 9 of each year, commencing June 9, 2015. The interest rate payable on the notes will be subject to adjustments from time to time based on the debt rating assigned by specified rating agencies to the notes, as set forth in the Indenture. The 5.375% Senior Notes were scheduled to mature on December 9, 2019. In connection with the issuance of the 5.375% Senior Notes, the Company lent the proceeds of the 5.375% Senior Notes to BGC U.S. OpCo, and BGC U.S. OpCo issued the 2019 Promissory Note. On December 13, 2017, Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the 2019 Promissory Note. The initial carrying value of the 5.375% Senior Notes was $295.1 million, net of the discount and debt issuance costs of $4.9 million. During the year ended December 31, 2018, Newmark repaid the Company in full for the 2019 Promissory Note, and the Company subsequently redeemed the 5.375% Senior Notes on December 5, 2018.

8.375% Senior Notes

As part of the GFI acquisition, we assumed $240.0 million in aggregate principal amount of 8.375% Senior Notes due July 2018. Interest on these notes is payable, semi-annually in arrears on the 19th of January and July. On July 19, 2018, the Company repaid the $240.0 million principal amount of its 8.375% Senior Notes upon their maturity.

5.125% Senior Notes

On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes due 2021. The 5.125% Senior Notes are general senior unsecured obligations of the Company. These 5.125% Senior Notes bear interest at a rate of 5.125% per year, payable in cash on May 27 and November 27 of each year, commencing November 27, 2016. The 5.125% Senior Notes will mature on May 27, 2021. The Company may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of its notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. Cantor purchased $15.0 million of such senior notes and still holds such notes as of September 30, 2019. The initial carrying value of the 5.125% Senior Notes was $295.8 million, net of the discount and debt issuance costs of $4.2 million. The carrying value of the 5.125% Senior Notes as of September 30, 2019 was $298.5 million.

5.375% Senior Notes due 2023

On July 24, 2018, the Company issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes due 2023. The 5.375% Senior Notes due 2023 are general senior unsecured obligations of the Company. These 5.375% Senior Notes due 2023 bear interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The 5.375% Senior Notes due 2023 will mature on July 24, 2023. The Company may redeem some or all of the 5.375% Senior Notes due 2023 at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 5.375% Senior Notes due 2023). If a “Change of Control Triggering Event” (as defined in the indenture related to the 5.375% Senior Notes due 2023) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes due 2023 was $444.2 million, net of the discount and debt issuance costs of $5.8 million, of which $0.3 million were underwriting fees paid to CF&Co and $41 thousand were underwriting fees paid to CastleOak Securities, L.P. The Company also paid CF&Co an advisory fee of $0.2 million in connection with the issuance. The issuance costs are amortized as interest expense and the carrying value of the 5.375% Senior Notes due 2023 will accrete up to the face amount over the term of the notes. The carrying value of the 5.375% Senior Notes as of September 30, 2019 was $444.9 million.

On July 31, 2018, the Company filed a Registration Statement on Form S-4 pursuant to which, upon being declared effective by the SEC, the holders of the 5.375% Senior Notes due 2023, issued in a private placement on July 24, 2018, exchanged such notes for new registered notes with substantially identical terms.

3.750% Senior Notes

On September 27, 2019, the Company issued an aggregate of $300.0 million principal amount of 3.750% Senior Notes due October 1, 2024. The 3.750% Senior Notes are general unsecured obligations of the Company. The 3.750% Senior Notes bear interest at a rate of 3.750% per annum, payable on each April 1 and October 1, commencing April 1, 2020. The initial carrying value of the 3.750% Senior Notes was $296.1 million, net of discount and debt issuance costs of $3.9 million, of which $0.2 million are underwriting fees payable to CF&Co and $36 thousand are underwriting fees payable to CastleOak Securities, L.P. The issuance costs will be amortized as interest expense and the carrying value of the 3.750% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 3.750% Senior Notes was $296.1 million as of September 30, 2019.

On October 11, 2019, the Company filed a Registration Statement on Form S-4, which was declared effective by the SEC on October 24, 2019. On October 28, 2019, BGC launched an exchange offer in which holders of the 3.750% Senior Notes, issued in a private placement on September 27, 2019 may exchange such notes for new registered notes with substantially identical terms. The exchange offer will expire at 5:00 p.m., New York City time, on December 2, 2019, unless extended.

Collateralized Borrowings

On March 13, 2015, the Company entered into a secured loan arrangement of $28.2 million under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.70% per year and matured on March 13, 2019, therefore there were no borrowings outstanding as of September 30, 2019. As of December 31, 2018, the Company had $1.8 million outstanding related to this secured loan agreement. The book value of the fixed assets pledged as of December 31, 2018 was $0.1 million.

On May 31, 2017, the Company entered into a secured loan arrangement of $29.9 million under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.44% and matures on May 31, 2021. As of September 30, 2019 and December 31, 2018, the Company had $13.6 million and $19.2 million, respectively, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of September 30, 2019 was $3.0 million. The book value of the fixed assets pledged as of December 31, 2018 was $6.5 million.

On April 8, 2019, the Company entered into a secured loan arrangement of $15.0 million, under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.77% and matures on April 8, 2023. As of September 30, 2019, the Company had $14.1 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of September 30, 2019 was $10.0 million. Also, on April 19, 2019, the Company entered into a secured loan arrangement of $10.0 million, under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.89% and matures on April 19, 2023. As of September 30, 2019, the Company had $9.4 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of September 30, 2019 was $6.5 million.

Short-term Borrowings

On August 22, 2017, the Company entered into a committed unsecured loan agreement with Itau Unibanco S.A. The credit agreement provides for short-term loans of up to $4.8 million (BRL 20.0 million). The maturity date of the agreement is November 20, 2019. Borrowings under this facility bear interest at the Brazilian Interbank offering rate plus 3.30%. As of September 30, 2019, there were $4.8 million (BRL 20.0 million) of borrowings outstanding under the facility. As of September 30, 2019, the interest rate was 9.8%.

On August 23, 2017, the Company entered into a committed unsecured credit agreement with Itau Unibanco S.A. The credit agreement provides for an intra-day overdraft credit line up to $12.0 million (BRL 50.0 million). The maturity date of the agreement is December 13, 2019. This facility bears a fee of 1.00% per year. As of September 30, 2019 and December 31, 2018, there were no borrowings outstanding under this facility.

CREDIT RATINGS

As of September 30, 2019, our public long-term credit ratings and associated outlooks are as follows:

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

LIQUIDITY ANALYSIS

We consider our liquidity to be comprised of the sum of Cash and cash equivalents, Reverse repurchase agreements, Marketable securities, and Securities owned, less Securities loaned and Repurchase agreements. The discussion below describes the key components of our liquidity analysis, including earnings, dividends and distributions, net investing and funding activities, including repurchases and redemptions of BGC Class A common stock and partnership units, security settlements, changes in securities held and marketable securities, and changes in our working capital.

We consider the following in analyzing changes in our liquidity.

Our liquidity analysis includes a comparison of our Consolidated net income (loss) adjusted for Consolidated net income from discontinued operations, net of tax and certain non-cash items (e.g., equity-based compensation) as presented on the cash flow statement. Dividends and distributions are payments made to our holders of common shares and limited partnership interests and are related to earnings from prior periods. These timing differences will impact our cash flows in a given period.

Our investing and funding activities represent a combination of our capital raising activities, including short-term borrowings and repayments, issuances of shares under our controlled equity offerings (net), BGC Class A common stock repurchases and partnership unit redemptions, purchases and sales of securities, dispositions, and other investments (e.g. acquisitions, forgivable loans to new brokers and capital expenditures—all net of depreciation and amortization).

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

As of September 30, 2019, the Company had $414.0 million of Cash and cash equivalents, and included in this amount was $253.3 million of Cash and cash equivalents held by foreign subsidiaries.

Discussion of the nine months ended September 30, 2019

The table below presents our Liquidity Analysis:

	September 30, 2019	December 31, 2018
(in millions)
Cash and cash equivalents	$414.0	$336.5
Securities owned	60.4	58.4
Marketable securities [1]	0.2	17.0
Repurchase agreements	(1.9)	(1.0)
Total	$472.7	$410.9

1As of September 30, 2019 and December 31, 2018, $13.0 million and $15.1 million, respectively, of Marketable securities on our balance sheet had been lent in a Securities loaned transaction and therefore are not included in this Liquidity Analysis.

The $61.8 million increase in our liquidity position from $410.9 million as of December 31, 2018 to $472.7 million as of September 30, 2019 was primarily related to the issuance of $300.0 million of the 3.750% Senior Notes, increased collateralized and other net borrowings of $55.0 million partially offset by the financing of acquisitions, ordinary movements in working capital, and our continued investment in new revenue generating hires.

Discussion of the nine months ended September 30, 2018

The table below presents our Liquidity Analysis:

	September 30, 2018	December 31, 2017
(in millions)
Cash and cash equivalents	$293.8	$513.3
Securities owned	75.9	33.0
Marketable securities [1]	1.0	5.8
Repurchase agreements	(0.2)	—
Total	$370.5	$552.1

[1]

As of September 30, 2018 and December 31, 2017, $57.7 million and $144.7 million, respectively, of Marketable securities on our balance sheet had been lent in a Securities loaned transaction and therefore are not included in this Liquidity Analysis.

The $181.6 million decrease in our liquidity position from $552.1 million as of December 31, 2017 to $370.5 million as of September 30, 2018 was primarily related to our purchase of LPUs in Newmark Holdings, loans to Newmark, other movements in working capital, partially offset by issuances of BGC Class A common shares and net issuances of long-term debt.

CLEARING CAPITAL

In November 2008, we entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on our behalf. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to us, Cantor shall be entitled to request from us, and we shall post as soon as practicable, cash or other property acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement. Cantor had not requested any cash or other property from us as collateral as of September 30, 2019.

REGULATORY REQUIREMENTS

Our liquidity and available cash resources are restricted by regulatory requirements of our operating subsidiaries. Many of these regulators, including U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the U.S., are empowered to conduct administrative proceedings that can result in civil and criminal judgments, settlements, fines, penalties, injunctions, enhanced oversight, remediation, or other relief.

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

The final phase of Basel III (unofficially called “Basel IV”) is a global prudential regulatory standard designed to make banks more resilient and increase confidence in the banking system. Its wide scope includes reviewing market, credit and operational risk along with targeted changes to leverage ratios. Basel IV includes updates to the calculation of bank capital requirements with the aim of making outcomes more comparable across banks globally. Most of the requirements are expected to be implemented by national and regional authorities by around 2022. The adoption of these proposed rules could restrict the ability of our large bank and broker-dealer customers to operate trading businesses and to maintain current capital market exposures under the present structure of their balance sheets, and will cause these entities to need to raise additional capital in order to stay active in our marketplaces.

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

As of September 30, 2019, $579.5 million of net assets were held by regulated subsidiaries. As of September 30, 2019, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $308.5 million.

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

Much of our global derivatives volumes continue to be executed by non-U.S. based clients outside the U.S. and subject to local prudential regulations. As such, we will continue to operate a number of EU regulated venues in accordance with EU directives and licensed by the FCA and other EU based national Competent Authorities. These venues are also operated for non-derivative instruments for these clients. MiFID II was published by the European Securities and Markets Authority in September 2015, and implemented in January 2018 and introduced important infrastructural changes. In November 2019, a new European Commission will take office which will set the legislative agenda for Financial Services for the next five years; increasing the potential for further legislative change. This could, for example, include a review of certain elements of MiFID II.

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

MiFID II was intended to help improve the functioning of the EU single market by achieving a greater consistency of regulatory standards. By design, therefore, it is intended that Member States should have very similar regulatory regimes related to the matters addressed to MiFID. MiFID II has also introduced a new regulated execution venue category known as the Organized Trading Facility that captures much of the voice and Hybrid oriented trading in the EU. Much of our existing EU derivatives and fixed income execution business now takes place on OTFs. The June 23, 2016 U.K. referendum vote to leave the EU and the U.K. Government triggering Article 50 of the Lisbon Treaty (thereby setting in motion the timetable for the U.K. to leave the EU) may impact future market structure and MiFID II rulemaking and implementation due to potential changes in mutual passporting between the U.K. and EU Member States.

In addition, the General Data Protection Regulation, came into effect in the EU on May 25, 2018 and creates new compliance obligations in relation to personal data. The GDPR may affect our practices, and will increase financial penalties for noncompliance significantly.

In September 2019, two of the Company’s subsidiaries, BGC Financial L.P. and GFI Group Inc., settled investigations conducted jointly by the CFTC and the NYAG. The CFTC and NYAG alleged that, in 2014 and 2015, certain emerging markets foreign exchange options (EFX options) brokers in the U.S. misrepresented that certain prices posted to their electronic platform were immediately executable when in fact they were not and that such brokers had communicated that matches had occurred when they had not. On October 9, 2019, the Company paid an aggregate of $25.0 million in connection with the settlements and agreed to a monitor for two years to assess regulatory compliance. The NYAG settlements include a non-prosecution agreement, and there was no criminal penalty from either agency.

See “Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for additional information related to our regulatory environment.

EQUITY

Class A Common Stock

Changes in shares of BGC Class A common stock outstanding were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Shares outstanding at beginning of period	297,871,034	290,909,843	291,474,768	256,968,372
Share issuances:
Redemptions/Exchanges of limited partnership interests[1]	4,001,618	2,474,658	9,701,674	9,949,679
Vesting of RSUs	61,851	82,345	383,357	464,019
Acquisition related issuances	348,797	78,678	848,246	1,083,150
Compensation awards	—	—	—	979,344
Other issuances of BGC Class A common stock	53,810	23,767	162,237	72,182
Issuance of BGC Class A common stock for general corporate purposes	—	—	—	24,923,714
Treasury stock repurchases	—	(8,263)	(233,172)	(734,802)
Forfeitures of restricted BGC Class A common stock	(22,046)	(49,189)	(22,046)	(193,819)
Shares outstanding at end of period	302,315,064	293,511,839	302,315,064	293,511,839

[1]

Included in redemption/exchanges of limited partnership interests for the three and nine months ended September 30, 2019, are 2,847,481 shares of BGC Class A common stock granted in connection with the cancellation of 3,188,659 LPUs, and 5,224,488 shares of BGC Class A common stock granted in connection with the cancellation of 5,797,182 LPUs, respectively. No shares of BGC Class A common stock were granted during the three and nine months ended September 30, 2018, in connection with the cancelation of LPUs. Because LPUs are included in the Company’s fully diluted share count, if dilutive, redemptions/exchanges in connection with the issuance of shares of BGC Class A common stock would not materially impact the fully diluted number of shares and units outstanding.

Class B Common Stock

On November 23, 2018, BGC Partners issued 10,323,366 shares of BGC Class B common stock to Cantor and 712,907 shares of BGC Class B common stock to CFGM, in each case in exchange for shares of BGC Class A common stock from Cantor and CFGM, respectively, on a one-to-one basis pursuant to Cantor’s and CFGM’s right to exchange such shares under the letter agreement, dated as of June 5, 2015, by and between BGC Partners and Cantor. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Partners by Cantor or CFGM for the Class B Issuance. The Class B Issuance was exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

The Company did not issue any shares of BGC Class B common stock during the three months ended September 30, 2019 and 2018. As of September 30, 2019 and December 31, 2018, there were 45,884,380 shares of BGC Class B common stock outstanding.

Unit Redemptions and Share Repurchase Program

Our Board of Directors and Audit Committee have authorized repurchases of BGC Class A common stock and redemptions of limited partnership interests or other equity interests in our subsidiaries. On August 1, 2018, the Company’s Board of Directors and Audit Committee again increased the Company’s share repurchase and unit redemption authorization to $300 million. From time to time, we may actively continue to repurchase shares or redeem units. As of September 30, 2019, the Company had $256.9 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units.

The table below represents the units redeemed and/or shares repurchased for cash and does not include units redeemed/cancelled in connection with the grant of shares of BGC Class A common stock nor the partnership units exchanged for shares of BGC Class A common stock. The gross unit redemptions and share repurchases of BGC Class A common stock during the three and nine months ended September 30, 2019 were as follows:

Period	Total Number of Units Redeemed or Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Plan
Redemptions[1,2]
January 1, 2019—March 31, 2019	1,202,948	$6.00
April 1, 2019—June 30, 2019	97,229	5.45
July 1, 2019—September 30, 2019	73,295	5.24
Total Redemptions	1,373,472	$5.92
Repurchases [3,4]
January 1, 2019—March 31, 2019	233,172	$5.30
April 1, 2019—June 30, 2019	—	—
July 1, 2019—September 30, 2019	—	—
Total Repurchases	233,172	5.30
Total Redemptions and Repurchases	1,606,644	$5.83	$256,882,218

[1]

During the three months ended September 30, 2019, the Company redeemed 36 thousand LPUs at an aggregate redemption price of $188 thousand for an average price of $5.19 per unit and 37 thousand FPUs at an aggregate redemption price of $196 thousand for an average price of $5.28 per unit. During the three months ended September 30, 2018, the Company redeemed 2.1 million LPUs at an aggregate redemption price of $23.5 million for an average price of $11.26 per unit and 18 thousand FPUs at an aggregate redemption price of $220 thousand for an average price of $12.33 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 2.8 million shares of BGC Class A common stock during the three months ended September 30, 2019, nor the partnership units exchanged for 1.2 million and 0.5 million shares of BGC Class A common stock during the three months ended September 30, 2019 and 2018, respectively. No units were redeemed/cancelled in connection with the grant of BGC Class A common stock during the three months ended September 30, 2018.

[2]

During the nine months ended September 30, 2019, the Company redeemed 1.3 million LPUs at an aggregate redemption price of $7.9 million for an average price of $5.94 per unit and 42 thousand FPUs at an aggregate redemption price of $226 thousand for an average price of $5.35 per unit. During the nine months ended September 30, 2018, the Company redeemed 8.0 million LPUs at an aggregate redemption price of $103.5 million for an average price of $12.89 per unit and 0.1 million FPUs at an aggregate redemption price of $1.3 million for an average price of $12.98 per unit. Of the 1.4 million units redeemed above, during the nine months ended September 30, 2019, 0.9 million units were redeemed using cash from our CEO program, and therefore did not materially impact the fully diluted number of shares and units outstanding or our liquidity position. The table above does not include units redeemed/cancelled in connection with the grant of 5.2 million shares of BGC Class A common stock during the three months ended September 30, 2019, nor the partnership units exchanged for 3.6 million and 2.3 million shares of BGC Class A common stock during the nine months ended September 30, 2019 and 2018, respectively. No units were redeemed/cancelled in connection with the grant of BGC Class A common stock during the nine months ended September 30, 2018.

[3]

The Company did not repurchase any shares of BGC Class A common stock during the three months ended September 30, 2019. The Company repurchased 8 thousand shares of BGC Class A common stock at an aggregate purchase price of $95 thousand for an average price of $11.48 per share during the three months ended September 30, 2018.

[4]

During the nine months ended September 30, 2019, the Company repurchased 0.2 million shares of BGC Class A common stock at an aggregate purchase price of $1.2 million for an average price of $5.30 per share. During the nine months ended September 30, 2018, the Company repurchased 0.7 million shares of BGC Class A common stock at an aggregate purchase price of $9.8 million for an average price of $13.35 per share.

Following the Spin-Off, external data providers have restated the historical prices of BGCP. As such, the nominal prices listed in the footnotes above may not match the historical prices listed on such data services following the Spin-Off.

The weighted-average share count from continuing operations, including securities that were anti-dilutive for our earnings per share calculation was as follows (in thousands):

Three Months Ended September 30, 2019
Common stock outstanding[1]	346,060
Partnership units[2]	180,513
RSUs (Treasury stock method)	502
Other	1,321
Total[3]	528,396

[1]

Common stock consisted of shares of BGC Class A common stock, shares of BGC Class B common stock and contingent shares for which all necessary conditions have been satisfied except for the passage of time. For the quarter ended September 30, 2019, the weighted-average number of shares of BGC Class A common stock was 300.2 million and shares of BGC Class B common stock was 45.9 million.

[2]

Partnership units collectively include FPUs, LPUs, and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings,” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information).

[3]

For the three months ended September 30, 2019, 182.7 million potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Also as of September 30, 2019, 15.3 million shares of contingent BGC Class A common stock and LPUs were excluded from fully diluted EPS computations because the conditions for issuance had not been met by the end of the period. The contingent BGC Class A common stock is recorded as a liability and included in “Accounts payable, accrued and other liabilities” in our unaudited condensed consolidated statement of financial condition as of September 30, 2019.

On June 5, 2015, we entered into an agreement with Cantor providing Cantor, CFGM and other Cantor affiliates entitled to hold BGC Class B common stock the right to exchange from time to time, on a one-to-one basis, subject to adjustment, up to an aggregate of 34,649,693 shares of BGC Class A common stock now owned or subsequently acquired by such Cantor entities for up to an aggregate of 34,649,693 shares of BGC Class B common stock. Such shares of BGC Class B common stock, which currently can be acquired upon the exchange of exchangeable limited partnership units owned in BGC Holdings, are already included in our fully diluted share count and will not increase Cantor’s current maximum potential voting power in the common equity. The Exchange Agreement enabled the Cantor entities to acquire the same number of shares of BGC Class B common stock that they were already entitled to acquire without having to exchange its exchangeable limited partnership units in BGC Holdings. Our Audit Committee and full Board of Directors determined that it was in the best interests of us and our stockholders to approve the Exchange Agreement because it will help ensure that Cantor retains its exchangeable limited partnership units in BGC Holdings, which is the same partnership in which our partner employees participate, thus continuing to align the interests of Cantor with those of the partner employees. On November 23, 2018, BGC Partners issued 10,323,366 shares of BGC Class B common stock to Cantor and 712,907 shares of BGC Class B common stock to CFGM, an affiliate of Cantor, in each case in exchange for shares of BGC Class A common stock from Cantor and CFGM, respectively, on a one-to-one basis pursuant to the Exchange Agreement. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Partners by Cantor or CFGM for the Class B Issuance. The Class B issuance was exempt from the Securities Act. Following this exchange, Cantor and its affiliates only have the right to exchange under the Exchange Agreement up to an aggregate of 23,613,420 shares of BGC Class A common stock, now owned or subsequently acquired, or its exchangeable limited partnership units in BGC Holdings, into shares of BGC Class B common stock. As of September 30, 2019, Cantor and CFGM do not own any shares of BGC Class A common stock.

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

We currently have in place an effective equity shelf Registration Statement on Form S-3 with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock from time to time on a delayed or continuous basis. On April 12, 2017, we entered into a CEO sales agreement with CF&Co, pursuant to which we offered and sold an aggregate of 20 million shares of BGC Class A common stock. On March 9, 2018, we entered into the March 2018 Sales Agreement, pursuant to which we may offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock. Proceeds from shares of BGC Class A common stock sold under this CEO sales agreement may be used for redemptions of limited partnership interests in BGC Holdings, as well as for general corporate purposes, including acquisitions and the repayment of debt. CF&Co is a wholly-owned subsidiary of Cantor and an affiliate of us. Under these sales agreements, we have agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. For additional information on the Company’s CEO sales agreements, see Note 13—“Related Party Transactions.”

As of September 30, 2019, we have issued and sold 17,401,431 shares of BGC Class A common stock (or $209.8 million) under the March 2018 Sales Agreement. As of March 31, 2018, we had sold all 20 million shares of BGC Class A common stock under the Form S-3 Registration Statement pursuant to the April 2017 Sales Agreement. We intend to use the net proceeds of any shares of BGC Class A common stock sold for general corporate purposes for potential acquisitions, redemptions of LPUs and FPUs in BGC Holdings and Newmark Holdings and repurchases of shares of BGC Class A common stock from partners, executive officers and other employees of ours or our subsidiaries and of Cantor and its affiliates. Certain of such partners will be expected to use the proceeds from such sales to repay outstanding loans issued by, or credit enhanced by, Cantor, or BGC Holdings. In addition to general corporate purposes, these sales along with our share buy-back authorization are designed as a planning device in order to facilitate the redemption process. Going forward, we may redeem units and reduce our fully diluted share count under our repurchase authorization or later sell shares of BGC Class A common stock under this agreement.

Further, we have an effective registration statement on Form S-4 filed on September 3, 2010 (the “2010 Form S-4 Registration Statement”), with respect to the offer and sale of up to 20 million shares of BGC Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of September 30, 2019, we have issued an aggregate of 13.8 million shares of BGC Class A common stock under the 2010 Form S-4 Registration Statement. Additionally, on September 13, 2019, we filed a registration statement on Form S-4 (the “2019 Form S-4 Registration Statement”), with respect to the offer and sale of up to 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of September 30, 2019, we have not issued any shares of BGC Class A common stock under the 2019 Form S-4 Registration Statement. We also have an effective shelf Registration Statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of BGC Class A common stock under the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan. As of September 30, 2019, we have issued 0.6 million shares of BGC Class A common stock under the Dividend Reinvestment and Stock Purchase Plan.

Our Compensation Committee may grant stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other equity-based awards, including to provide exchange rights for shares of BGC Class A common stock upon exchange of LPUs and FPUs. On June 22, 2016, at our Annual Meeting of Stockholders, our stockholders approved our Seventh Amended and Restated Long Term Incentive Plan to increase from 350 million to 400 million the aggregate number of shares of BGC Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. As of September 30, 2019, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 144.6 million shares of BGC Class A common stock.

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

On October 11, 2019, the Company filed a Registration Statement on Form S-4, which was declared effective by the SEC on October 24, 2019. On October 28, 2019, BGC launched an exchange offer in which holders of the 3.750% Senior Notes, issued in a private placement on September 27, 2019, may exchange such notes for new registered notes with substantially identical terms. The exchange offer will expire at 5:00 p.m., New York City time, on December 2, 2019, unless extended.

CONTINGENT PAYMENTS RELATED TO ACQUISITIONS

The Company has completed acquisitions whose purchase price included an aggregate of 2.7 million shares of BGC Class A common stock (with an acquisition date fair value of $12.0 million), 2.4 million LPUs (with an acquisition date fair value of $10.1 million) and $36.4 million in cash that may be issued contingent on certain targets being met through 2021.

As of September 30, 2019, the Company has issued 0.9 million shares of BGC Class A common stock, 1.0 million LPUs and $13.2 million in cash related to such contingent payments.

As of September 30, 2019, 1.9 million shares of BGC Class A common stock, 0.5 million LPUs and $21.5 million in cash remain to be issued if the targets are met, net of forfeitures and other adjustments.

DERIVATIVE SUIT

On October 5, 2018, Roofers Local 149 Pension Fund filed a putative derivative complaint in the Delaware Chancery Court, captioned Roofers Local 149 Pension Fund vs. Howard Lutnick, et al. (Case No. 2018-0722), on behalf of BGC, alleging breaches of fiduciary duty against (i) the members of the Board, (ii) Howard Lutnick, CFGM, and Cantor as controlling stockholders of BGC, and (iii) Howard Lutnick as an officer of BGC. The complaint challenges the transactions by which BGC (i) purchased Berkeley Point from CCRE for $875 million and (ii) committed to invest $100 million for a 27% interest in CCRE’s remaining commercial mortgage-backed security business (collectively, the “Transaction”). Among other things, the complaint alleges that (i) the price BGC paid in connection with the Transaction was unfair, (ii) the process leading up to the Transaction was unfair, and (iii) the members of the special committee of the Board were not independent. It seeks to recover for the Company unquantified damages, disgorgement of any payments received by defendants, and attorneys' fees.

A month later, on November 5, 2018, the same plaintiffs’ firm filed an identical putative derivative complaint against the same defendants seeking the same relief on behalf of a second client, Northern California Pipe Trades Trust Funds. The cases have been consolidated into a single action, captioned In re BGC Partners, Inc. Derivative Litigation (Consolidated C.A. No. 2018-0722-AGB), and the complaint filed by Roofers Local 149 Pension Fund on October 5, 2018 was designated as the operative complaint.

In response to motions to dismiss filed by all defendants in December 2018, Plaintiffs filed a motion for leave to amend the operative complaint in February 2019, requesting that the Court allow them to supplement their allegations, which the Court granted. The amended complaint alleges the same purported breaches of fiduciary duty as the operative complaint, raises no new claims, and seeks identical relief, but includes additional allegations, including alleged reasons for plaintiffs’ failure to make a demand on the Board, which was the basis of defendants’ motion to dismiss. On March 19, 2019, all defendants filed motions to dismiss the amended complaints, again on demand grounds. On September 30, 2019, the Court denied defendants’ motions to dismiss, permitting the case to move forward into discovery. In its ruling, the Court determined that the amended complaint sufficiently pled that plaintiffs were not required to make demand on the Board in order to file a derivative suit, but did not make findings of fact with respect to the underlying merits of plaintiffs’ allegations concerning the Transaction.

The Company continues to believe that the allegations pled against the defendants in the amended complaint are without merit and intends to defend against them vigorously as the case moves forward. However, as in any litigated matter, the outcome cannot be determined with certainty.

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

As of September 30, 2019, there were 1,733,418 FPUs in BGC Holdings remaining, which the partnerships had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

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

GUARANTEE AGREEMENT FROM CF&CO

Under rules adopted by the CFTC, all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the NFA and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. Our European-based brokers engage from time to time in interest rate swap transactions with U.S.-based counterparties, and therefore we are subject to the CFTC requirements. CF&Co has entered into guarantees on our behalf (and on behalf of GFI), and we are required to indemnify CF&Co for the amounts, if any, paid by CF&Co on our behalf pursuant to this arrangement. During the three and nine months ended September 30, 2019, the Company recorded fees of $31 thousand and $94 thousand, respectively, with respect to these guarantees.

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

On December 31, 2018, the Compensation Committee approved the cancellation of 113,032 non-exchangeable PSUs held by Mr. Merkel, and the cancellation of 89,225 non-exchangeable PPSUs (which had a determination price of $5.36 per unit). In connection with these transactions, the Company issued $1,062,500 in shares of BGC Class A common stock, less applicable taxes and withholdings at a 45% tax rate, resulting in 113,032 net shares of BGC Class A common stock at a price of $5.17 per share and the payment of $478,123 for taxes.

On December 31, 2018, the Compensation Committee approved the monetization of 760,797 PPSUs held by Mr. Lutnick (which at an average determination price of $6.57 per share on such date, had a value of $5,000,000). On February 1, 2019, the Compensation Committee approved a modification which consisted of the following: (i) the right to exchange 376,651 non-exchangeable PSUs held by Mr. Lutnick into 376,651 non-exchangeable partnership units with a capital account (HDUs) (which, based on the closing price of BGC Class A common stock of $6.21 per share on such date, had a value of $2,339,000); and (ii) the right to exchange for cash 463,969 non-exchangeable PPSUs held by Mr. Lutnick, for a payment of $2,661,000 for taxes when (i) is exchanged.

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

On October 3, 2018, Mr. Lutnick donated an aggregate of 53,368 shares of BGC Class A common stock from his personal asset trust to a charitable foundation for which his spouse serves as a director. The Company repurchased the 53,368 shares from the charitable foundation at a price of $11.73 per share, which was the closing price of BGC Class A common stock on that date. The transaction was approved by the Audit Committee.

On March 11, 2018, as part of 2017 year-end compensation, the BGC Compensation Committee authorized the Company to issue Mr. Lutnick $30.0 million of BGC Class A common stock, less applicable taxes and withholdings, based on a price of $14.33 per share, which was the closing price of BGC Class A common stock on the trading day prior to the date of issuance, which resulted in the net issuance of 979,344 shares of BGC Class A common stock. In exchange, the following equivalent units were redeemed and cancelled: an aggregate of 2,348,479 non-exchangeable LPUs of BGC Holdings consisting of 1,637,215 non-exchangeable BGC Holdings PSUs and 711,264 BGC Holdings PPSUs, having various determination prices per unit based on the date of the grant, and associated non-exchangeable LPUs of Newmark Holdings consisting of 774,566 of non-exchangeable Newmark Holdings PSUs and 336,499 of non-exchangeable Newmark Holdings PPSUs.

MARKET SUMMARY

The following table provides certain volume and transaction count information for the quarterly periods indicated:

	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Notional Volume (in billions)
Total Fully Electronic volume	$6,452	$5,825	$6,703	$5,738	$5,381
Total Hybrid volume	73,485	66,619	68,826	89,435	70,739
Total Fully Electronic and Hybrid volume	$79,937	$72,444	$75,529	$95,173	$76,120
Transaction Count (in thousands, except for days)
Total Fully Electronic transactions	3,176	2,856	2,810	2,910	2,547
Total Hybrid transactions	1,265	1,283	1,265	1,191	1,121
Total Fully Electronic and Hybrid transactions	4,441	4,139	4,075	4,101	3,668
Trading days	64	63	61	64	63

Note: Certain information may have been recast with current estimates to reflect changes in reporting methodology. Such revisions have no impact on the Company’s revenues or earnings.

Fully Electronic volume, including new products, was $6.5 trillion for the three months ended September 30, 2019, compared to $5.4 trillion for the three months ended September 30, 2018. Our Hybrid volume for the three months ended September 30, 2019 was $73.5 trillion, compared to $70.7 trillion for the three months ended September 30, 2018.

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

The fair value of RSU awards to employees is determined on the date of grant, based on the fair value of BGC Class A common stock. Generally, RSUs granted by us as employee compensation do not receive dividend equivalents; as such, we adjust the fair value of the RSUs for the present value of expected forgone dividends, which requires us to include an estimate of expected dividends as a valuation input. This grant-date fair value is amortized to expense ratably over the awards’ vesting periods. For RSUs with graded vesting features, we have made an accounting policy election to recognize compensation cost on a straight-line basis. The amortization is reflected as non-cash equity-based compensation expense in our unaudited condensed consolidated statements of operations.

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

Certain LPUs are granted exchangeability into shares of BGC or Newmark Class A common stock or are redeemed in connection with the grant of BGC or Newmark Class A common stock issued on a one-for-one basis (subject to adjustment). At the time exchangeability is granted or shares of BGC or Newmark Class A common stock are issued, we recognize an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our unaudited condensed consolidated statements of operations. During the three months ended September 30, 2019 and 2018, we incurred compensation expense of $24.2 million and $11.3 million, respectively. During the nine months ended September 30, 2019 and 2018, we incurred compensation expense of $53.4 million and $82.2 million, respectively.

Certain LPUs have a stated vesting schedule and do not receive quarterly allocations of net income. Compensation expense related to these LPUs is recognized over the stated service period, and these units generally vest between two and five years. During the three months ended September 30, 2019 and 2018, we incurred compensation expense related to these LPUs of $4.3 million and $0.7 million, respectively. For the nine months ended September 30, 2019 and 2018, we incurred compensation expense related to these LPUs of $18.5 million and $1.0 million, respectively. This expense is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our unaudited condensed consolidated statements of operations.

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

As of September 30, 2019 and December 31, 2018, the aggregate balance of employee loans, net of reserve, was $266.9 million and $216.9 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our unaudited condensed consolidated statements of financial condition. Compensation expense (benefit) for the above-mentioned employee loans for the three months ended September 30, 2019 and 2018 was $9.3 million and $(2.5) million, respectively. Compensation expense for the above-mentioned employee loans for the nine months ended September 30, 2019 and 2018 was $23.3 million and $3.0 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our unaudited condensed consolidated statements of operations.

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

DIVIDEND POLICY

Our Board has authorized a dividend policy which provides that we expect to pay a quarterly cash dividend to our common stockholders based on at least 75% of our post-tax Adjusted Earnings per fully diluted share. Our Board declared a dividend of $0.14 per share for the third quarter of 2019. The balance of any remaining Adjusted Earnings will be available to repurchase shares of BGC Class A common stock or redeem or purchase BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners and others. Please see below for a detailed definition of post-tax Adjusted Earnings per fully diluted share.

Our Board and our Audit Committee have authorized repurchases of shares of BGC Class A common stock and redemptions or purchase of BGC Holdings limited partnership interests or other equity interests in us or in subsidiaries, from Cantor, our executive officers, other employees, partners and others. On August 1, 2018, our Board renewed and increased the authorization to $300 million. As of September 30, 2019, we had approximately $256.9 million remaining under this authorization and may continue to actively make repurchases or purchases, or cease to make such repurchases or purchases, from time to time.

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

OUR ORGANIZATIONAL STRUCTURE

Stock Ownership

As of September 30, 2019, there were 302,315,064 shares of BGC Class A common stock outstanding. On June 21, 2017, Cantor pledged 10,000,000 shares of BGC Class A common stock in connection with a partner loan program. On November 23, 2018, those shares of BGC Class A common stock were converted into 10,000,000 shares of BGC Class B common stock and remain pledged in connection with the partner loan program. On November 23, 2018, BGC Partners issued 10,323,366 shares of BGC Class B common stock to Cantor and 712,907 shares of BGC Class B common stock to CFGM, an affiliate of Cantor, in each case in exchange for shares of BGC Class A common stock from Cantor and CFGM, respectively, on a one-to-one basis pursuant to Cantor’s and CFGM’s right to exchange such shares under the letter agreement, dated as of June 5, 2015, by and between BGC Partners and Cantor. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Partners by Cantor or CFGM for the Class B Issuance. The Class B Issuance was exempt from registration pursuant to Section 3(a)(9) of the Securities Act. As of September 30, 2019, Cantor and CFGM did not own any shares of BGC Class A common stock. Each share of BGC Class A common stock is entitled to one vote on matters submitted to a vote of our stockholders.

In addition, as of September 30, 2019, Cantor and CFGM held 45,884,380 shares of BGC Class B common stock (which represents all of the outstanding shares of BGC Class B common stock), representing approximately 60.3% of our voting power on such date. Each share of BGC Class B common stock is generally entitled to the same rights as a share of BGC Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to ten votes. The BGC Class B common stock generally votes together with the BGC Class A common stock on all matters submitted to a vote of our stockholders.

Through September 30, 2019, Cantor has distributed to its current and former partners an aggregate of 20,836,626 shares of BGC Class A common stock, consisting of (i) 19,372,634 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on April 1, 2008 (the “April 2008 distribution rights shares”), and (ii) 1,463,992 shares to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions (the “February 2012 distribution rights shares”). As of September 30, 2019, Cantor is still obligated to distribute to its current and former partners an aggregate of 15,770,345 shares of BGC Class A common stock, consisting of 13,999,110 April 2008 distribution rights shares and 1,771,235 February 2012 distribution rights shares.

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

From time to time, we may actively continue to repurchase shares of BGC Class A common stock including from Cantor, Newmark, our executive officers, other employees, partners and others.

Potential Restructuring

We continue to study restructuring our partnership into a corporation, which would simplify BGC’s organization. We will provide an update on this analysis before the end of the year, although any action we may take will not occur until next year.

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

As of September 30, 2019, we held directly and indirectly, through wholly-owned subsidiaries, 348,199,444 BGC U.S. OpCo limited partnership units and 348,199,444 BGC Global OpCo limited partnership units, representing approximately 67.8% of the outstanding limited partnership units in both BGC U.S. OpCo and BGC Global OpCo. As of that date, BGC Holdings held 165,518,313 BGC U.S. OpCo limited partnership units and 165,518,313 BGC Global OpCo limited partnership units, representing approximately 32.2% of the outstanding limited partnership units in both BGC U.S. OpCo and BGC Global OpCo.

LPU holders, Founding Partners, and Cantor directly hold BGC Holdings limited partnership interests. Since BGC Holdings in turn holds BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests, LPU holders, Founding Partners, and Cantor indirectly have interests in BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests. Further, in connection with the Separation and Distribution Agreement, limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests who at that time held a BGC Holdings limited partnership interest received a corresponding Newmark Holdings limited partnership interest, equal in number to a BGC Holdings limited partnership interest divided by 2.2 (i.e., 0.4545 of a unit in Newmark Holdings). Accordingly, existing partners at the time of the Separation in BGC Holdings are also partners in Newmark Holdings and hold corresponding units issued at the applicable ratio. Thus, such partners now also have an indirect interest in Newmark OpCo.

As of September 30, 2019, excluding Preferred Units and NPSUs described below, outstanding BGC Holdings partnership interests included 113,303,468 LPUs, 12,355,949 FPUs and 52,362,964 Cantor units.

We may in the future effect additional redemptions of BGC Holdings LPUs and FPUs, and concurrently grant shares of BGC Class A common stock. We may also continue our earlier partnership restructuring programs, whereby we redeemed or repurchased certain LPUs and FPUs in exchange for new units, grants of exchangeability for BGC Class A common stock or cash and, in many cases, obtained modifications or extensions of partners’ employment arrangements. We also generally expect to continue to grant exchange rights with respect to outstanding non-exchangeable LPUs and FPUs, and to repurchase BGC Holdings partnership interests from time to time, including from Cantor, our executive officers, and other employees and partners, unrelated to our partnership restructuring programs.

Cantor units in BGC Holdings are generally exchangeable under the Exchange Agreement for up to 23,613,420 shares of BGC Class B common stock (or, at Cantor’s option or if there are no such additional authorized but unissued shares of our Class B common stock, BGC Class A common stock) on a one-for-one basis (subject to adjustments). Upon certain circumstances, Cantor may have the right to acquire additional Cantor units in connection with the redemption of or grant of exchangeability to certain non-exchangeable BGC Holdings FPUs owned by persons who were previously Cantor partners prior to our 2008 acquisition of the BGC business from Cantor. Cantor has exercised this right from time to time.

As of September 30, 2019, there were 1,733,418 FPUs remaining which BGC Holdings, had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

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

Such Preferred Units may not be made exchangeable into BGC Class A common stock and accordingly will not be included in the fully diluted share count. Each quarter, the net profits of BGC Holdings are allocated to such Units at a rate of either 0.6875% (which is 2.75% per calendar year) of the allocation amount assigned to them based on their award price, or such other amount as set forth in the award documentation, before calculation and distribution of the quarterly Partnership distribution for the remaining Partnership units. The Preferred Units will not be entitled to participate in Partnership distributions other than with respect to the Preferred Distribution. As of September 30, 2019, there were 24,664,394 such units granted and outstanding in BGC Holdings.

On June 5, 2015, we entered into an agreement with Cantor providing Cantor, CFGM and other Cantor affiliates entitled to hold BGC Class B common stock the right to exchange from time to time, on a one-to-one basis, subject to adjustment, up to an aggregate of 34,649,693 shares of BGC Class A common stock now owned or subsequently acquired by such Cantor entities for up to an aggregate of 34,649,693 shares of BGC Class B common stock. Such shares of BGC Class B common stock, which currently can be acquired upon the exchange of exchangeable LPUs owned in our Holdings, are already included in the Company’s fully diluted share count and will not increase Cantor’s current maximum potential voting power in the common equity. The Exchange Agreement will enable the Cantor entities to acquire the same number of shares of BGC Class B common stock that they were already entitled to acquire without having to exchange their exchangeable LPUs in our Holdings.

Under the Exchange Agreement, Cantor and CFGM have the right to exchange shares of BGC Class A common stock owned by them for the same number of shares of BGC Class B common stock. As of September 30, 2019, Cantor and CFGM do not own any shares of BGC Class A common stock. Cantor and CFGM would also have the right to exchange any shares of BGC Class A common stock subsequently acquired by either of them for shares of BGC Class B common stock, up to 23,613,420 shares of BGC Class B common stock.

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

Non-distributing partnership units, or N Units, carry the same name as the underlying unit with the insertion of an additional “N” to designate them as the N Unit type and are designated as NREUs, NPREUs, NLPUs, NPLPUs and NPPSUs. The N Units are not entitled to participate in Partnership distributions, will not be allocated any items of profit or loss and may not be made exchangeable into shares of BGC Class A common stock. Subject to the approval of the Compensation Committee or its designee, certain N Units may be converted into the underlying unit type (i.e. an NREU will be converted into an REU) and will then participate in Partnership distributions, subject to terms and conditions determined by the general partner of BGC Holdings, in its sole discretion, including that the recipient continue to provide substantial services to the Company and comply with his or her partnership obligations.

On December 13, 2017, the Amended and Restated BGC Holdings Partnership Agreement was amended and restated a second time to include prior standalone amendments and to make certain other changes related to the Separation. The Second Amended and Restated BGC Holdings Partnership Agreement, among other things, reflects changes resulting from the division in the Separation of BGC Holdings into BGC Holdings and Newmark Holdings, including:

•

an apportionment of the existing economic attributes (including, among others, capital accounts and post-termination payments) of each BGC Holdings LPU outstanding immediately prior to the Separation between such Legacy BGC Holdings Unit and the 0.4545 of a Newmark Holdings LPU issued in the Separation in respect of each such Legacy BGC Holdings Unit, based on the relative value of BGC and Newmark as of after the Newmark IPO; and

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

The following diagram illustrates our organizational structure as of September 30, 2019, following the Spin-Off. The diagram does not reflect the various subsidiaries of BGC, BGC U.S. OpCo, BGC Global OpCo, or Cantor, or the noncontrolling interests in our consolidated subsidiaries other than Cantor’s units in BGC Holdings.*

CF Group Management Inc.
Cantor Limited Partners
Cantor
Public Stockholders
• Limited Partnership Units (31.6% of economics of BGC Holdings)
• 10.2% indirect economic interest in BGC U.S. and BGC Global
• BGC Class B common stock (13.2% of economics and 60.3% of voting power of BGC Partners, Inc.)
• 8.9% indirect economic interest in BGC U.S. and BGC Global
• BGC Class A common stock (86.8% of economics and 39.7% of voting power of BGC Partners, Inc.)
• 58.9% indirect economic interest in BGC U.S. and BGC Global
BGC Partners, Inc.
• Limited Partnership Units (67.8% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Units (67.8% of economics of BGC Global)
Limited Partnership Units and Founding/Working Partner Units
• Limited Partnership Units (68.4% of economics of BGC Holdings)
• 22.0% indirect economic interest in BGC U.S. and BGC Global
BGC Holdings
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Units (32.2% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Units (32.2% of economics of BGC Global)
BGC U.S.
BGC Global

* Shares of BGC Class B common stock are convertible into shares of BGC Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor and CFGM converted all of their BGC Class B common stock into BGC Class A common stock, Cantor would hold 13.0% of the voting power, CFGM would hold 0.2% of the voting power, and the public stockholders would hold 86.8% of the voting power (and Cantor and CFGM’s indirect economic interests in BGC U.S. and BGC Global would remain unchanged). The diagram does not reflect certain BGC Class A common stock and BGC Holdings partnership units as follows: (a) any shares of BGC Class A common stock that may become issuable upon the conversion or exchange of any convertible or exchangeable debt securities that may in the future be sold under our shelf Registration Statement on Form S-3 (Registration No. 333-180331); (b) 24,664,394 Preferred Units granted and outstanding to BGC Holdings partners (see “BGC Partners, Inc. Partnership Structure” herein); and (c) 26,952,870 N Units granted and outstanding to BGC Holdings partners.

The diagram reflects BGC Class A common stock and BGC Holdings partnership unit activity from January 1, 2019 through September 30, 2019 as follows: (a) an aggregate of 16,077,684 LPUs granted by BGC Holdings; (b) 861,639 shares of BGC Class A common stock sold by us under the March 2018 Sales Agreement pursuant to our Registration Statement on Form S-3 (Registration No. 333-223550), but not the remaining $90.2 million of stock remaining for sale by us under such sales agreement; (c) 233,172 shares of BGC Class A common stock repurchased by us; (d) 22,046 shares of BGC Class A common stock forfeited; (e) 383,357 shares of BGC Class A common stock issued for vested restricted stock units; (f) 848,246 shares of Class A common stock issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-169232), but not the 6,360,081 of such shares remaining available for issuance by us under such Registration Statement; (g) 147,095 shares issued by us under our Dividend Reinvestment and Stock Purchase Plan shelf Registration Statement on Form S-3 (Registration No. 333-173109), but not the 9,418,796 of such shares remaining available for issuance by us under shelf Registration Statement on Form S-3 (Registration No. 333-196999); (h) 5,415,336 terminated LPUs; (i) 343,484 repurchased LPUs; (j) 49,600 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-175034), but not the 914,719 of such shares remaining available for sale by selling stockholders under such Registration Statement; and (k) 32,887 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-167953), but not the 177,832 shares remaining available for sale by selling stockholders under such Registration Statement. As of September 30, 2019, we have not issued any shares of BGC Class A common stock under our 2019 Form S-4 Registration Statement (Registration No. 333-233761).

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

We also have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $13.2 million as of September 30, 2019. These include shares of common stock of Nasdaq that we received in exchange for a portion of our electronic benchmark Treasury platform and shares of common stock of ICE that we received in exchange for Trayport. Investments in marketable securities carry a degree of risk, as there can be no assurance that the marketable securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of marketable securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in marketable securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in marketable securities. See Note 9—“Marketable Securities” and Note 11—“Derivatives” to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these investments and related hedging activities.

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

The majority of the Company’s foreign currency exposure is related to the U.S. Dollar versus the British Pound and the Euro. While our international results of operations, as measured in U.S. Dollars, are subject to FX fluctuations, we do not consider the related risk to be material to our results of operations. For the financial assets and liabilities denominated in the British Pound and Euro, including foreign currency hedge positions related to these currencies, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. Dollar, holding all other assumptions constant. The analysis identified the worst case scenario as the U.S. Dollar weakening against the Euro and the British Pound. If as of September 30, 2019, the U.S. Dollar had weakened against the Euro and the British Pound by 10%, the currency movements would have had an aggregate negative impact on our net income of approximately $0.9 million.

Interest Rate Risk

BGC Partners had $1,076.6 million in fixed-rate debt outstanding as of September 30, 2019. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. In addition, as of September 30, 2019, BGC Partners had $28.9 million of net borrowings outstanding under its revolving credit agreements. The interest rate on these borrowings is based on LIBOR.

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

Evaluation of Disclosure Controls and Procedures

BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman of the Board and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman of the Board and Chief Executive Officer and the Interim Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of September 30, 2019. Based on that evaluation, the Chairman of the Board and Chief Executive Officer and the Interim Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

During the three months ending September 30, 2019, there were no changes in our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although the U.K. government and the EU negotiated a withdrawal agreement that was approved by the leaders of EU member states, the agreement failed to receive U.K. parliamentary approval. Rather than leaving the EU without an agreement, the U.K. and EU agreed for the U.K. to remain in the EU until October 31, 2019, during which they would attempt to solve the impasse.

In October 2019, the new U.K. Prime Minister agreed to a new withdrawal agreement with the EU which subsequently received a U.K. Parliamentary majority in an indicative vote. However, the bill effectuating the withdrawal agreement has been put on hold pending new elections which the government has called for December 12, 2019. Brexit will now depend on the outcome of that election. Pending the results, the EU has agreed for the U.K. to remain in the EU until January 31, 2020. The election results could lead to either formal Parliamentary ratification of the new withdrawal agreement, an attempt at renegotiation of such agreement with the EU, a new referendum, a cancellation of Brexit or the U.K. leaving the EU without an agreement (a Hard Brexit).

Some of these outcomes are also dependent on the cooperation of the EU and could lead to further U.K. requests for Brexit delays. If there is a Parliamentary majority for the latest withdrawal agreement after the elections, and the accompanying legislation is ratified in time, a transition period will start that lasts until December 31, 2020. The U.K. and EU may agree a single extension to the implementation period for up to 1 or 2 years. This extension must, however, be agreed before July 1, 2020. Based upon the currently proposed transition plan, the U.K. would remain subject to EU law during this period, with some exceptions. It would also maintain access to the EU’s single market. During this transition phase, the U.K. and EU would also start negotiations on their future trade relationship.

Given the current uncertainty, the consequences for the economies of the U.K. and the EU member states as a result of the U.K.'s potential withdrawal from the EU are unknown and unpredictable. Given the lack of comparable precedent, it is unclear what the broader macro-economic and financial implications the U.K. leaving the EU with no agreements in place would have.

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

Our indebtedness, which at September 30, 2019 was $1,105.5 million, may have important, adverse consequences to us and our investors, including:

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

4.1

Indenture, dated as of September 27, 2019, between BGC Partners, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 30, 2019)

4.2

First Supplemental Indenture, dated as of September 27, 2019, between BGC Partners, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 30, 2019)

4.3	Form of BGC Partners, Inc. 3.750% Senior Notes due 2024 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 30, 2019)

10.1

Registration Rights Agreement, dated as of September 27, 2019, between BGC Partners, Inc. and the parties named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 30, 2019)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended September 30, 2019 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended September 30, 2019 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Partners, Inc.

/ S / HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

/ S / SEAN A. WINDEATT
Name:	Sean A. Windeatt
Title:	Chief Operating Officer and Interim Chief Financial Officer

Date: November 8, 2019

[Signature page to the Quarterly Report on Form 10-Q for the period ended September 30, 2019 dated November 8, 2019.]