Form 10-K
period 2019-12-31
BGC Partners, Inc.
filed 2020-02-28
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of voting common equity held by non-affiliates of the registrant, based upon the closing price of the Class A common stock on June 28, 2019 as reported on NASDAQ, was approximately $1,516,148,852.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

On February 24, 2020, the registrant had 308,981,508 shares of Class A common stock, $0.01 par value, and 45,884,380 shares of Class B common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive proxy statement for its 2020 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K

BGC Partners, Inc.

2019 FORM 10-K ANNUAL REPORT

GLOSSARY OF TERMS, ABBREVIATIONS AND ACRONYMS

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

3.750% Senior Notes	The Company’s $300.0 million principal amount of 3.750% senior notes maturing on October 1, 2024 and issued on September 27, 2019

5.125% Senior Notes	The Company’s $300.0 million principal amount of 5.125% senior notes maturing on May 27, 2021 and issued on May 27, 2016

5.375% Senior Notes	The Company’s $300.0 million principal amount of 5.375% senior notes due 2019, issued on December 9, 2014, which were repaid on December 5, 2018

5.375% Senior Notes due 2023	The Company’s $450.0 million principal amount of 5.375% senior notes maturing on July 24, 2023 and issued on July 24, 2018

8.125% Senior Notes	The Company’s $112.5 million principal amount of 8.125% senior notes due 2042, issued on June 26, 2012, which were repaid on September 5, 2018

8.375% Senior Notes	The Company’s $240.0 million principal amount of GFI 8.375% senior notes due July 2018, assumed by BGC in connection with the GFI Merger, which were repaid on July 19, 2018

Adjusted Earnings

A non-GAAP financial measure used by the Company to evaluate financial performance; primarily excludes (i) certain non-cash items and other expenses that generally do not involve the receipt or outlay of cash and do not dilute existing stockholders, and (ii) certain gains and charges that management believes do not best reflect the ordinary results of BGC

April 2008 distribution rights shares	Cantor’s deferred stock distribution rights provided to current and former partners on April 1, 2008

April 2017 Sales Agreement	CEO sales agreement, by and between the Company and CF&Co, dated April 12, 2017, pursuant to which the Company offered and sold an aggregate of 20 million shares of BGC Class A common stock

Aqua	Aqua Securities L.P., an alternative electronic trading platform that offers new pools of block liquidity to the global equities markets and is a 49%-owned equity method investment of the Company

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

Audit Committee	Audit Committee of the Board

Berkeley Point	Berkeley Point Financial LLC, a wholly owned subsidiary of the Company acquired on September 8, 2017 and contributed to Newmark in the Separation

Berkeley Point Acquisition	Acquisition by the Company of all of the outstanding membership interests of Berkeley Point

BEAT	Base erosion and anti-abuse tax

Besso	Besso Insurance Group Limited, a wholly owned subsidiary of the Company acquired on February 28, 2017

BGC	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

TERM	DEFINITION

BGC or our Class A common stock	BGC Partners Class A common stock, par value $0.01 per share

BGC or our Class B common stock	BGC Partners Class B common stock, par value $0.01 per share

BGC Credit Agreement

Agreement between the Company and Cantor, dated March 19, 2018, that provides for each party or its subsidiaries to borrow up to $250.0 million, as amended on August 6, 2018 to increase the facility to $400.0 million

BGC Financial or BGCF	BGC Financial, L.P

BGC Global OpCo	BGC Global Holdings, L.P., an operating partnership that is owned jointly by BGC and BGC Holdings and which holds the non-U.S. businesses of BGC

BGC Group	BGC, BGC Holdings, and BGC U.S. OpCo, and their respective subsidiaries (other than, prior to the Spin-Off, the Newmark Group), collectively

BGC Holdings	BGC Holdings, L.P., an entity owned by Cantor, Founding Partners, BGC employee partners and, after the Separation, Newmark employee partners

BGC Holdings Distribution

Pro-rata distribution, pursuant to the Separation and Distribution Agreement, by BGC Holdings to its partners of all of the exchangeable limited partnership interests of Newmark Holdings owned by BGC Holdings immediately prior to the distribution, completed on the Distribution Date

BGC OpCos	BGC U.S. OpCo and BGC Global OpCo, collectively

BGC Partners	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

BGC U.S. OpCo	BGC Partners, L.P., an operating partnership that is owned jointly by BGC and BGC Holdings and which holds the U.S. businesses of BGC

Board	Board of Directors of the Company

Brexit	Exit of the U.K. from the EU

Cantor	Cantor Fitzgerald, L.P. and, where applicable, its subsidiaries

Cantor group	Cantor and its subsidiaries other than BGC Partners

Cantor units

Limited partnership interests of BGC Holdings or Newmark Holdings held by the Cantor group, which units are exchangeable into shares of BGC Class A common stock or BGC Class B common stock, or Newmark Class A common stock or Newmark Class B common stock, as applicable

CCRE	Cantor Commercial Real Estate Company, L.P.

CEO Program	Controlled equity offering program

CF&Co	Cantor Fitzgerald & Co., a wholly owned broker-dealer subsidiary of Cantor

CFGM	CF Group Management, Inc., the general partner of Cantor

CFS	Cantor Fitzgerald Securities, a wholly owned broker-dealer subsidiary of Cantor

CFTC	Commodity Futures Trading Commission

Charity Day	BGC’s annual event held on September 11th where employees of the Company raise proceeds for charity

Class B Issuance

Issuance by BGC of 10,323,366 and 712,907 shares of BGC Class B common stock to Cantor and CFGM, respectively, in exchange for 11,036,273 shares of BGC Class A common stock under the Exchange Agreement, completed on November 23, 2018

CLOB	Central limit order book

CME	CME Group Inc., the company that acquired NEX in November 2018

TERM	DEFINITION

Company	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

Compensation Committee	The Compensation Committee of the Board

Contribution Ratio	Equal to a BGC Holdings limited partnership interest multiplied by one, divided by 2.2 (or 0.4545)

Converted Term Loan

BGC’s term loan in an aggregate principal amount of $400.0 million entered into on November 22, 2017 in conversion of its then-outstanding borrowings under its revolving credit facility, which Converted Term Loan was assumed by Newmark in connection with the Separation and was repaid on November 6, 2018

CRD	Capital Requirements Directive

Credit Facility	A $150.0 million credit facility between the Company and an affiliate of Cantor entered into on April 21, 2017. The Credit Facility was terminated on March 19, 2018.

CSC	CSC Commodities UK Limited

Distribution Date	November 30, 2018, the date that BGC and BGC Holdings completed the Spin-Off and the BGC Holdings Distribution

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

ECB	European Central Bank

Ed Broking	Ed Broking Group Limited, a wholly owned subsidiary of the Company, acquired on January 31, 2019

EMIR	European Market Infrastructure Regulation

EPS	Earnings Per Share

EPUs	Exchangeable preferred limited partnership units, issued by Newmark OpCo in June 2018 and September 2018 in the Newmark OpCo Preferred Investments, and entitled to a preferred payable-in-kind dividend

Equity Plan	Seventh Amended and Restated Long Term Incentive Plan, approved by the Company’s stockholders at the annual meeting of stockholders on June 22, 2016

ESG	Environmental, social and governance

eSpeed

Various assets comprising the Fully Electronic portion of the Company’s former benchmark on-the-run U.S. Treasury brokerage, market data and co-location service businesses, sold to Nasdaq on June 28, 2013

ETR	Effective tax rate

EU	European Union

Exchange Act	Securities Exchange Act of 1934, as amended

Exchange Agreement

A letter agreement by and between BGC Partners and Cantor, dated June 5, 2015, that grants Cantor the right to exchange shares of BGC Class A common stock into shares of BGC Class B common stock on a one-to-one basis up to the limits described therein

Exchange Ratio	Ratio by which a Newmark Holdings limited partnership interest can be exchanged for shares of Newmark Class A or Class B common stock

FASB	Financial Accounting Standards Board

FCA FCM	Financial Conduct Authority of the U.K. Futures Commission Merchant

TERM	DEFINITION

February 2012 distribution rights shares	Cantor’s deferred stock distribution obligations provided to current and former partners on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions

Fenics

BGC’s group of electronic brands, offering a number of market infrastructure and connectivity services, Fully Electronic marketplaces, and the Fully Electronic brokerage of certain products that also may trade via Voice and Hybrid execution. The full suite of Fenics offerings include market data and related information services, Fully Electronic brokerage, compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions

FINRA	Financial Industry Regulatory Authority

Founding Partners

Individuals who became limited partners of BGC Holdings in the mandatory redemption of interests in Cantor in connection with the 2008 separation and merger of Cantor’s BGC division with eSpeed, Inc. (provided that members of the Cantor group and Howard W. Lutnick (including any entity directly or indirectly controlled by Mr. Lutnick or any trust with respect to which he is a grantor, trustee or beneficiary) are not founding partners) and became limited partners of Newmark Holdings in the Separation

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

GFI Merger

Acquisition of GFI by a wholly owned subsidiary of the Company pursuant to the GFI Merger Agreement, completed on January 12, 2016 after BGC’s acquisition of Jersey Partners, Inc., GFI’s largest shareholder

GFI Merger Agreement	Agreement in connection with the GFI Merger, dated December 22, 2015

GILTI	Global intangible low-taxed income

Ginga Petroleum	Ginga Petroleum (Singapore) Pte Ltd, a wholly owned subsidiary of the Company, acquired on March 12, 2019

HDUs	LPUs with capital accounts, which are liability awards recorded in “Accrued compensation” in our consolidated statements of financial condition

Hybrid	Broking transactions executed by brokers and involving some element of Voice Broking and electronic trading

ICAP	ICAP plc, a part of TP ICAP group; and a leading markets operator and provider of execution and information services

ICE	Intercontinental Exchange

IMO	Initial Margin Optimization

Incentive Plan	The Company’s Second Amended and Restated Incentive Bonus Compensation Plan, approved by the Company’s stockholders at the annual meeting of stockholders on June 6, 2017

Intercompany Credit Agreement

Agreement between the Company and Newmark entered into on December 13, 2017 that provided for each party to issue revolving loans to the other party in the lender’s discretion, as amended March 19, 2018

TERM	DEFINITION

Investment in Newmark	Purchase of 16.6 million Newmark Holdings limited partnership units for $242.0 million by BGC Partners and BGC U.S. OpCo on March 7, 2018

Legacy BGC Holdings Units	BGC Holdings LPUs outstanding immediately prior to the Separation

Legacy Newmark Holdings Units	Newmark Holdings LPUs outstanding immediately prior to the Separation

LIBOR	London Interbank Offering Rate

LPUs

Certain limited partnership units of BGC Holdings or Newmark Holdings held by certain employees of BGC Partners or Newmark and other persons who have provided services to BGC Partners or Newmark, which units may include APSIs, APSUs, AREUs, ARPSUs, HDUs, U.K. LPUs, N Units, PLPUs, PPSIs, PPSUs, PSEs, PSIs, PSUs, REUs, and RPUs, along with future types of limited partnership units of BGC Holdings or Newmark Holdings

March 2018 Sales Agreement

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

Nasdaq	Nasdaq, Inc., formerly known as NASDAQ OMX Group, Inc.

Newmark	Newmark Group, Inc. (NASDAQ symbol: NMRK), a publicly traded and former majority-owned subsidiary of BGC until the Distribution Date, and, where applicable, its consolidated subsidiaries

Newmark Class A common stock	Newmark Group Class A common stock, par value $0.01 per share

Newmark Class B common stock	Newmark Group Class B common stock, par value $0.01 per share

Newmark Group	Newmark, Newmark Holdings, and Newmark OpCo and their respective subsidiaries, collectively

Newmark Holdings	Newmark Holdings, L.P.

Newmark IPO	Initial public offering of 23 million shares of Newmark Class A common stock by Newmark at a price of $14.00 per share in December 2017

Newmark OpCo	Newmark Partners, L.P., an operating partnership that is owned by Newmark and Newmark Holdings and which holds the business of Newmark

Newmark OpCo Preferred Investments	Issuances of EPUs by Newmark OpCo in June 2018 and September 2018

NYAG	New York Attorney General’s Office

NEX	NEX Group plc, an entity formed in December 2016, formerly known as ICAP

NFA	National Futures Association

Non-GAAP	A financial measure that differs from the most directly comparable measure calculated and presented in accordance with U.S. GAAP, such as Adjusted Earnings and Adjusted EBITDA

November 2014 Sales Agreement	CEO sales agreement, by and between the Company and CF&Co, dated November 20, 2014, pursuant to which the Company offered and sold an aggregate of 20 million shares of BGC Class A common stock

N Units

Non-distributing partnership units that may not be allocated any item of profit or loss and may not be made exchangeable into shares of our Class A common stock. Which units may include NREUs, NPREUs, NLPUs, NPLPUs, NPSUs, and NPPSUs

TERM	DEFINITION

OCI

Other comprehensive income (loss); includes gains and losses on cash flow and net investment hedges, unrealized gains and losses on available for sale securities (in periods prior to January 1, 2018), certain gains and losses relating to pension and other retirement benefit obligations and foreign currency translation adjustments

OECD	Organization for Economic Cooperation and Development

OTC	Over-the-counter

OTF	Organized Trading Facility, a regulated execution venue category introduced by MiFID II

Period Cost Method	Treatment of taxes associated with the GILTI provision as a current period expense when incurred rather than recording deferred taxes for basis differences

Poten & Partners	Poten & Partners Group, Inc., a wholly owned subsidiary of the Company, acquired on November 15, 2018

Preferred Distribution

Allocation of net profits of BGC Holdings or Newmark Holdings to holders of Preferred Units, at a rate of either 0.6875% (i.e., 2.75% per calendar year) or such other amount as set forth in the award documentation

Preferred Units

Preferred partnership units awarded by BGC Holdings or Newmark Holdings, such as PPSUs, which are settled for cash, rather than made exchangeable into BGC Class A common stock or Newmark Class A common stock, and are only entitled to a Preferred Distribution. Preferred Units are not included in BGC’s or Newmark’s fully diluted share count

Real Estate L.P.	CF Real Estate Finance Holdings, L.P., a commercial real estate-related financial and investment business controlled and managed by Cantor, of which Newmark owns a minority interest

Record Date	Close of business on November 23, 2018, in connection with the Spin-Off

Repurchase Agreements	Securities sold under agreements to repurchase that are recorded at contractual amounts, including interest, and accounted for as collateralized financing transactions

Revolving Credit Agreement

The Company’s unsecured senior revolving credit facility with Bank of America, N.A., as administrative agent, and a syndicate of lenders, dated as of November 28, 2018, that provides for a maximum revolving loan balance of $350.0 million, bearing interest at either LIBOR or a defined base rate plus additional margin; amended on December 11, 2019 to extend the maturity date to February 26, 2021 and further amended on February 26, 2020 to extend the maturity date to February 26, 2023.

ROU	Right-of-Use

RSUs

BGC or Newmark unvested restricted stock units, payable in shares of BGC Class A common stock or Newmark Class A common stock, respectively, held by certain employees of BGC Partners or Newmark and other persons who have provided services to BGC Partners or Newmark

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

SEF	Swap execution facilities

Separation

Principal corporate transactions pursuant to the Separation and Distribution Agreement, by which BGC, BGC Holdings and BGC U.S. OpCo and their respective subsidiaries (other than the Newmark Group) transferred to Newmark, Newmark Holdings and Newmark OpCo and their respective subsidiaries the assets and liabilities of the BGC Group relating to BGC’s real estate services business, and related transactions, including the BGC Holdings Distribution and the assumption and repayment of certain indebtedness by Newmark

Separation and Distribution Agreement

Separation and Distribution Agreement, by and among the BGC Group, the Newmark Group, Cantor and BGC Global OpCo, originally entered into on December 13, 2017, as amended on November 8, 2018 and amended and restated on November 23, 2018

SMCR	Senior Managers Certification Regime

TERM	DEFINITION

Spin-Off

Pro-rata distribution, pursuant to the Separation and Distribution Agreement, by BGC to its stockholders of all the shares of common stock of Newmark owned by BGC Partners immediately prior to the Distribution, with shares of Newmark Class A common stock distributed to the holders of shares of BGC Class A common stock (including directors and executive officers of BGC Partners) of record on the Record Date, and shares of Newmark Class B common stock distributed to the holders of shares of BGC Class B common stock (Cantor and CFGM) of record on the Record Date, completed on the Distribution Date

Tax Act	Tax Cuts and Jobs Act enacted on December 22, 2017

Term Loan

BGC’s term loan in an aggregate principal amount of $575.0 million under a credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, dated as of September 8, 2017, as amended, which Term Loan was assumed by Newmark in connection with the Separation and repaid on March 31, 2018

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

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:

•

market conditions, including trading volume and volatility, possible disruptions in trading, potential deterioration of equity and debt capital markets, impact of significant changes in interest rates and our ability to access the capital markets;

•	pricing, commissions and fees, and market position with respect to any of our products and services and those of our competitors;
•	the effect of industry concentration and reorganization, reduction of customers, and consolidation;
•	liquidity, regulatory, cash and clearing capital requirements and the impact of credit market events;
•

our relationships and transactions with Cantor and its affiliates, including CF&Co, and CCRE, our structure, including BGC Holdings, which is owned by us, Cantor, our employee partners and other partners, and the BGC OpCos, which are owned jointly by us and BGC Holdings, any possible changes to our structure, any related transactions, conflicts of interest or litigation, any impact of Cantor’s results on our credit ratings and associated outlooks, any loans to or from us or Cantor, BGC Holdings, or the BGC OpCos, including the balances and interest rates thereof from time to time, CF&Co’s acting as our sales agent or underwriter under our CEO program or other offerings, Cantor’s holdings of our debt securities, CF&Co’s acting as a market maker in our debt securities, CF&Co’s acting as our financial advisor in connection with potential acquisitions, dispositions, or other transactions and our participation in various investments, stock loans or cash management vehicles placed by or recommended by CF&Co;

•	the integration of acquired businesses with our other businesses;
•	the rebranding of our current businesses or risks related to any potential dispositions of all or any portion of our existing or acquired businesses;
•

economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including uncertainty regarding the nature, timing and consequences of the U.K.’s exit from the EU following the withdrawal process, proposed transition period and related rulings, including potential reduction in investment in the U.K., and the pursuit of trade, border control or other related policies by the U.S. and/or other countries (including U.S.- China trade relations), political and labor unrest in France, Hong Kong, China, and other jurisdictions, conflict in the Middle East, the impact of U.S. government shutdowns, elections, and the impact of terrorist acts, acts of war or other violence or political unrest, as well as natural disasters or weather-related or similar events, including hurricanes as well as power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services and the impacts of pandemics and other international health emergencies;

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

•

the effect on our businesses of changes in interest rates, changes in benchmarks, including the phase out of LIBOR, the level of worldwide governmental debt issuances, austerity programs, increases or decreases in deficits, and other changes to monetary policy, and potential political impasses or regulatory requirements, including increased capital requirements for banks and other institutions or changes in legislation, regulations and priorities;

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

•

the effect on our business of any extraordinary transactions, including the possible restructuring of our partnership into a corporate structure, as well as the continuing effects on our businesses and operations of the Spin-Off, to our stockholders, including Cantor and our executive officers, of all of the shares of common stock of our publicly traded affiliate, Newmark, which were owned by us immediately prior to the effective time of the Spin-Off; including any equity-based compensation paid to our employees, including our executive officers, in the form of shares of Newmark or units of Newmark Holdings, for services rendered to us, and any equity-based compensation paid to Newmark employees, including our executive officers, in the form of our shares or units of BGC Holdings for services rendered to Newmark, following the Spin-Off;

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

•

our ability to enter new markets or develop new products, trading desks, marketplaces, or services for existing or new customers, including efforts to convert certain existing products to a Fully Electronic trade execution, and to induce such customers to use these products, trading desks, marketplaces, or services and to secure and maintain market share;

•

the impact of the Spin-Off and related transactions or any restructuring or similar transactions on our ability to enter into marketing and strategic alliances and business combinations or other transactions in the financial services and other industries, including acquisitions, tender offers, dispositions, reorganizations, partnering opportunities and joint ventures, the failure to realize the anticipated benefits of any such transactions, relationships or growth and the future impact of any such transactions, relationships or growth on our other businesses and our financial results for current or future periods, the integration of any completed acquisitions and the use of proceeds of any completed dispositions, and the value of and any hedging entered into in connection with consideration received or to be received in connection with such dispositions and any transfers thereof;

•

our estimates or determinations of potential value with respect to various assets or portions of our businesses, including with respect to the accuracy of the assumptions or the valuation models or multiples used;

•	our ability to hire and retain personnel, including brokers, salespeople, managers, and other professionals;
•	our ability to expand the use of technology for Hybrid and Fully Electronic trade execution in our product and service offerings;
•	our ability to effectively manage any growth that may be achieved, while ensuring compliance with all applicable financial reporting, internal control, legal compliance, and regulatory requirements;
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

•	the impact of unexpected market moves and similar events;
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

•	the effectiveness of our governance, risk management, and oversight procedures and impact of any potential transactions or relationships with related parties;
•

the impact of our ESG or “sustainability” ratings on the decisions by clients, investors, potential clients and other parties with respect to our business, investments in us or the market for and trading price of BGC Class A common stock or other matters;

•

the fact that the prices at which shares of our Class A common stock are or may be sold in one or more of our CEO program or in other offerings, acquisitions, or other transactions may vary significantly, and purchasers of shares in such offerings or other transactions, as well as existing stockholders, may suffer significant dilution if the price they paid for their shares is higher than the price paid by other purchasers in such offerings or transactions;

•

our ability to meet expectations with respect to payments of dividends and distributions and repurchases of shares of our Class A common stock and purchases or redemptions of limited partnership interests of BGC Holdings, or other equity interests in us or any of our other subsidiaries, including the BGC OpCos, including from Cantor, our executive officers, other employees, partners, and others, and the net proceeds to be realized by us from offerings of shares of BGC Class A common stock; and

•

the effect on the market for and trading price of our Class A common stock and of various offerings and other transactions, including our CEO program and other offerings of our Class A common stock and convertible or exchangeable securities, our repurchases of shares of our Class A common stock and purchases or redemptions of BGC Holdings limited partnership interests or other equity interests in us or in our subsidiaries, any exchanges by Cantor of shares of our Class A common stock for shares of our Class B common stock, any exchanges or redemptions of limited partnership units and issuances of shares of our Class A common stock in connection therewith, including in corporate or partnership restructurings, our payment of dividends on our Class A common stock and distributions on limited partnership interests of BGC Holdings and the BGC OpCos, convertible arbitrage, hedging, and other transactions engaged in by us or holders of our outstanding shares, debt or other securities, share sales and stock pledge, stock loans, and other financing transactions by holders of our shares (including by Cantor or others), including of shares acquired pursuant to our employee benefit plans, unit exchanges and redemptions, corporate or partnership restructurings, acquisitions, conversions of our Class B common stock and our other convertible securities, stock pledge, stock loan, or other financing transactions, and distributions from Cantor pursuant to Cantor’s distribution rights obligations and other distributions to Cantor partners, including deferred distribution rights shares.

The foregoing risks and uncertainties, as well as those risks and uncertainties discussed under the headings “Item 1A—Risk Factors,” and “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this Form 10-K, may cause actual results and events to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Form 10-K with the SEC, and future results or events could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Through brands including BGC®, GFI®, Sunrise™, Besso™, Ed Broking®, Poten & Partners™ and RP Martin™, among others, our businesses specialize in the brokerage of a broad range of products, including fixed income such as government bonds, corporate bonds, and other debt instruments, as well as related interest rate derivatives and credit derivatives. We also broker products across foreign exchange, equities, energy and commodities, insurance, and futures. Our businesses also provide a wide variety of services, including trade execution, broker-dealer services, clearing, trade compression, post-trade, information, and other back-office services to a broad assortment of financial and non-financial institutions. Our integrated platform is designed to provide flexibility to customers with regards to price discovery, execution and processing of transactions, and enables them to use Voice, Hybrid, or in many markets, Fully Electronic brokerage services in connection with transactions executed either OTC or through an exchange. Through our Fenics® group of electronic brands, we offer a number of market infrastructure and connectivity services, fully electronic marketplaces, and the fully electronic brokerage of certain products that also may trade via voice and hybrid execution. The full suite of Fenics® offerings include market data and related information services, fully electronic brokerage, compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions. Fenics® brands operate under the names Fenics®, BGC Trader™, CreditMatch®, Fenics MD™, BGC Market Data™, kACE2®, EMBonds®, Capitalab®, Swaptioniser®, CBID® and Lucera®.

We previously offered Real Estate Services through our publicly traded subsidiary, Newmark Group, Inc. (NASDAQ: NMRK). On November 30, 2018, we completed the Spin-Off of Newmark (see “Newmark IPO, Separation Transaction and Spin-Off” for more information).

BGC, BGC Partners, BGC Trader, GFI, GFI Ginga, CreditMatch, Fenics, Fenics.com, Sunrise Brokers, Besso, Ed Broking, Poten & Partners, RP Martin, kACE2, EMBonds, Capitalab, Swaptioniser, CBID and Lucera are trademarks/service marks, and/or registered trademarks/service marks of BGC Partners, Inc. and/or its affiliates.

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

As of December 31, 2019, we had over 2,900 brokers, salespeople, managers and other front-office personnel across our businesses.

Our History

Our business originates from one of the oldest and most established inter-dealer or wholesale brokerage franchises in the financial intermediary industry. Cantor started our wholesale intermediary brokerage operations in 1972. In 1996, Cantor launched its eSpeed system, which revolutionized the way government bonds are traded in the inter-dealer market by providing a fully electronic trading marketplace. eSpeed completed an initial public offering in 1999 and began trading on NASDAQ, yet it remained one of Cantor’s controlled subsidiaries. Following eSpeed’s initial public offering, Cantor continued to operate its inter-dealer voice/hybrid brokerage business separately from eSpeed. In August 2004, Cantor announced the reorganization and separation of its inter-dealer voice/hybrid brokerage business into a subsidiary called “BGC,” in honor of B. Gerald Cantor, the pioneer in screen brokerage services and fixed income market data products. In April 2008, BGC and certain other Cantor assets merged with and into eSpeed, and the combined company began operating under the name “BGC Partners, Inc.” In June 2013, BGC sold certain assets relating to its U.S. Treasury benchmark business and the name “eSpeed” to Nasdaq (see “Nasdaq Transaction and Nasdaq Monetization”).

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

Since the formation of BGC in 2004, we have substantially rebuilt our U.S. presence and have continued to expand our global footprint through the acquisition and integration of established brokerage companies and the hiring of experienced brokers. Through these actions, we have been able to expand our presence in key markets and position our business for sustained growth. Since 2015, our acquisitions have included those of GFI, Sunrise Brokers Group, Poten & Partners Group, Inc., Ed Broking Group Limited, Perimeter Markets Inc., Lucera, Micromega Securities Proprietary Limited, Besso Insurance Group Limited and Ginga Petroleum.

Newmark IPO, Separation Transaction and Spin-Off

On December 13, 2017, prior to the Newmark IPO, pursuant to the Separation and Distribution Agreement, we transferred substantially all of the assets and liabilities relating to our Real Estate Services business to Newmark. In connection with the Separation, Newmark assumed certain indebtedness and made a proportional distribution of interests in Newmark Holdings to holders of interests in BGC Holdings.

In December 2017, Newmark completed its initial public offering of an aggregate of 23 million shares of its Class A common stock, par value $0.01 per share (the “Class A common stock”). Prior to the Newmark IPO, Newmark was our wholly owned subsidiary.

On November 30, 2018, we completed our distribution of all of the shares of Class A and Class B common stock, par value $0.01 per share (the “Class B common stock”), of Newmark held by us to our stockholders as of the close of business on November 23, 2018 through a special pro-rata stock dividend pursuant to which shares of Newmark’s Class A common stock held by BGC were distributed to holders of the Class A common stock of BGC and shares of Newmark’s Class B common stock held by BGC were distributed to holders of the Class B common stock of BGC (which holders of Class B common stock of BGC were Cantor and another entity controlled by our CEO, Howard W. Lutnick). Following the Spin-Off, BGC no longer holds any shares of Newmark.

For more information about these transactions, see Note 1—“Organization and Basis of Presentation” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Business Environment.”

GFI Merger

On January 12, 2016, we completed our acquisition of GFI, a leading intermediary and provider of trading technologies and support services to the global OTC and listed markets, via the GFI Merger. GFI serves institutional clients in operating electronic and hybrid markets for cash and derivative products across multiple asset classes.

Overview of Our Products and Services

Financial Brokerage (including Fenics)

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

Fenics is our foundation for fully electronic and associated hybrid transactions across all asset classes. For the purposes of this document and subsequent SEC filings, all of our fully electronic businesses may be collectively referred to as “Fenics.” These offerings include fully electronic brokerage products and services, as well as offerings in market data, software solutions, and post-trade services across both BGC and GFI.

We provide electronic marketplaces in multiple financial markets through numerous products and services, including Fenics, BGC Trader, and several multi-asset hybrid offerings for voice and electronic execution, including BGC’s Volume Match and GFI’s CreditMatch. These electronic marketplaces include government bond markets, interest rate derivatives, spot foreign exchange, foreign exchange derivatives, corporate bonds, and credit derivatives. We believe that we offer a comprehensive application providing volume, access, connectivity, speed of execution and ease of use. Our trading platform establishes a direct link between our brokers and customers and occupies valuable real estate on traders’ desktops, which is difficult to replicate. We believe that we can leverage our platform to offer fully electronic trading as additional products transition from voice and hybrid trading to fully electronic execution.

We have leveraged our hybrid platform to provide real-time product and price discovery information through applications such as BGC Trader. We also provide straight-through processing to our customers for an increasing number of products. Our end-to-end solution includes real-time and auction-based transaction processing, credit and risk management tools and back-end processing and billing systems. Customers can access our trading application through our privately managed global high speed data network, over the Internet, or through third-party communication networks.

The following table identifies some of the key products that we broker:

Rates	Interest rate derivatives

Benchmark U.S. Treasuries

Off-the-run U.S. Treasuries

Other global government bonds

Agencies

Futures

Inflation derivatives

Repurchase agreements

Non-deliverable swaps

Interest rate swaps and options

Credit	Credit derivatives

Asset-backed securities

Convertibles

Corporate bonds

High yield bonds

Emerging market bonds

Foreign Exchange	Foreign exchange forwards and options

G-10

Emerging markets

Cross currencies

Exotic options

Spot FX

Emerging market FX options

Non-deliverable forwards

Energy and Commodities (OTC and listed derivatives)	Electricity

Natural Gas

Coal

Base and precious metals

Refined and crude oil

Environmental products and emissions

Soft commodities

Shipping brokerage

Equities, Insurance, and Other	Equity derivatives

Cash equities

Index futures

Other derivatives and futures

Insurance brokerage

Certain categories of trades settle for clearing purposes with CF&Co, one of our affiliates. CF&Co is a member of FINRA and the Fixed Income Clearing Corporation (“FICC”), a subsidiary of the Depository Trust & Clearing Corporation (“DTCC”). In addition, certain affiliated entities are subject to regulation by the CFTC, including CF&Co and BGCF. We, CF&Co, BGC Financial and other affiliates act in a matched principal or principal capacity in markets by posting and/or acting upon quotes for our account. Such activity is intended, among other things, to assist us, CF&Co and other affiliates in managing proprietary positions (including, but not limited to, those established as a result of combination of trades and errors), facilitating transactions, framing markets, adding liquidity, increasing commissions and attracting order flow.

Market Data

Fenics MD™ is a supplier of real-time, tradable, indicative, end-of-day and historical market data. Our market data product suite includes fixed income, interest rate derivatives, credit derivatives, foreign exchange, foreign exchange options, money markets, energy, metals, and equity derivatives and structured market data products and services. The data are sourced from the voice, hybrid and electronic broking operations, as well as the market data operations, including BGC, GFI and RP Martin, among others. The data are made available to financial professionals, research analysts and other market participants via direct data feeds and BGC-hosted FTP environments, as well as via information vendors such as Bloomberg, Refinitiv, ICE Data Services, QUICK Corp., and other select specialist vendors. In the fourth quarter of 2019, we announced the launch of our enhanced FX data package “Fenics MD FX,” which we believe is one of the most comprehensive FX data packages available, and our new US Dollar reference data product “Fenics MD 2020.”

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

We offer a derivative price discovery, pricing analysis, risk management and trading software used by nearly 2,000 users globally at mid-tier banks, financial institutions and corporate clients. In 2016, we released our Fenics Trading Solutions™ platform, designed to enable our clients to better manage their trade flows and facilitate liquidity management, price making and distribution. During the first half of 2018, we fully integrated Fenics software and Kalahari software to form kACE, our analytics brand.

Our Software Solutions business provides the software and technology infrastructure for the transactional and technology related elements of the Freedom International Brokerage Company marketplace as well as certain other services in exchange for specified percentages of transaction revenue from the marketplace.

As part of our Software Solutions business, our Lucera® brand delivers high-performance technology solutions designed to be secure and scalable and to power demanding financial applications across several offerings: LumeFX® (distributed FX platform with managed infrastructure and software stack), LumeMarkets (multi-asset class aggregation platform), Connect™ (global SDN for rapid provisioning of connectivity to counter-parties), and Compute™ (on-demand, co-located compute services in key financial data centers).

Our Post-Trade Services include post-trade risk mitigation services provided using our Capitalab® brand. Capitalab, a division of BGC Brokers L.P. (“BGC Brokers”), provides compression and optimization services that are designed to bring greater capital and operational efficiency to the global derivatives market. Capitalab assists clients in managing the growing cost of holding derivatives, while helping them to meet their regulatory mandates. Through the Swaptioniser® service for portfolio compression of Interest Rate Swaptions, Interest Rate Swaps, Caps and Floors and FX Options, as well as Initial Margin Optimization services and fully automated trade processing, Capitalab looks to simplify the complexities of managing large quantities of derivatives to promote sustainable growth and lower systemic risk and to improve resiliency in the industry.

Aqua Business

In October 2007, we spun off our former eSpeed Equities Direct business to form Aqua, a business owned 51% by Cantor and 49% by us. Aqua’s purpose is to provide access to new block trading liquidity in the equities markets. The SEC has granted approval for Aqua to operate an Alternative Trading System in compliance with Regulation ATS.

Insurance Brokerage

In February 2017, we completed the acquisition of Besso and in January 2019, we completed the acquisition of Ed Broking, each an independent Lloyd’s of London insurance broker. In addition, in 2019 we established Piiq Risk Partners Inc and Piiq Risk Partners Limited as brokers in the U.S. and U.K., respectively, to focus exclusively on the insurance requirements of the aerospace industry. Our insurance brokerage business has a strong reputation across Accident and Health, Aerospace, Aviation, Cargo, Cyber, Energy, Financial and Political Risk, Marine, Professional and Executive Risk, Property and Casualty, Specialty and Reinsurance and Fine Art, Jewelry and Specie.

Shipping Brokerage

In November 2018, we acquired Poten & Partners, a leading ship brokerage, consulting and business intelligence firm specializing in liquefied natural gas, tanker, and liquefied petroleum gas markets. Founded over 80 years ago and with 170 employees worldwide, Poten & Partners provides its clients with valuable insight into the international oil, gas and shipping markets.

Energy Brokerage

In March 2019, we acquired Ginga Petroleum. Ginga Petroleum provides a comprehensive range of broking services for physical and derivative energy products including naphtha, liquefied petroleum gas, fuel oil, biofuels, middle distillates, petrochemicals and gasoline.

Industry Recognition

Our business has consistently won global industry awards and accolades in recognition of its performance and achievements. Recent examples include:

•	BGC was named Interdealer Broker of the Year by Risk.net and Risk magazine in their Risk Awards in 2019;
•	BGC won Best Broker for Currency Options and Best Broker for Emerging Markets FX at the FX Week Best Bank Awards in 2019;
•	kACE won Best Vendor for Risk Management/Options Pricing Software at the FX Week Best Bank Awards in 2019;
•	BGC was named Interdealer Broker of the Year by Financial News in their Trading and Technology Europe Awards in 2019;
•	BGC was named Interdealer Broker of the Year by GlobalCapital in their Global Derivatives Awards in 2019;
•	In 2019, Chartism Research named Fenics Market Data in their top 25 technology rankings for data and analytics in the energy sector;
•	In 2019, BGC was ranked #1 Interest rates – short-term interest rates for Sterling and #1 Equity – index options for Dax 30 by Risk magazine;
•	In 2019, GFI was ranked #1 Equity – index options for CAC 40 by Risk magazine;
•

In 2019, Sunrise was ranked #1 Overall for equity products; #1 for Equity – OTC single-stock equity options for U.S., and Europe; #1 for Equity – index options for DJ Eurostoxx 50, S&P 500, FTSE 100, Nikkei 225 and Hang Seng; #1 for Equity – exotic equity products for Exotic single-stock options; #1 for Exotic index options; #1 for Volatility/variance swaps; #1 for Fund derivatives; #1 for Other exotic equity options; and #1 for Delta One by Risk magazine;

•	In 2019, Ginga was ranked #1 for Oil and Products in Asia for Refined Products in the Energy Risk Commodity Rankings; and
•	In 2019, GFI was ranked #1 in Precious Metals for Platinum and Palladium in the Energy Risk Commodity Rankings;

Customers and Clients

We primarily serve the wholesale financial, energy, insurance, and inter-dealer brokerage markets, with clients, including many of the world’s largest banks, brokerage houses, investment firms, hedge funds, and investment banks. Customers using our branded products and services also include professional trading firms, futures commission merchants, and other professional market participants and financial institutions. Our market data products and services are available through many platforms and are available to a wide variety of capital market participants, including banks, investment banks, brokerage firms, asset managers, hedge funds, investment analysts and financial advisors. We also license our intellectual property portfolio and offerings in Software Solutions to various financial markets participants. For the year ended December 31, 2019, our top ten customers, collectively, accounted for approximately 30.1% of our total revenue on a consolidated basis, and our largest customer accounted for approximately 4.2% of our total revenue on a consolidated basis.

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

These efforts are supported by a central team of professionals across marketing, design, event planning, public relations, and corporate communications.

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

Inter-Dealer and Wholesale Trading Technology. We utilize a sophisticated proprietary electronic trading platform to provide execution and market data services to our customers. The services are available through our proprietary API, FIX and a multi-asset proprietary trading platform, operating under brands including BGC Trader™, CreditMatch®, Fenics®, GFI ForexMatch®, BGCForex™, BGCCredit™, BGCRates™, FenicsFX™, FenicsUST™, FenicsDirect™ and MidFX. This platform presently supports a wide and constantly expanding range of products and services, which includes FX options, corporate bonds, credit derivatives, OTC interest rate derivatives in multiple currencies, US REPO, TIPS, MBS, government bonds, spot FX, NDFs, and other products. Every product on the platform is supported in either view-only, hybrid/managed or fully electronic mode, and can be transitioned from one mode to the next in response to market demands. The flexible BGC technology stack is designed to support feature-rich work flows required by the hybrid mode as well as delivering high throughput and low transaction latency required by the fully-electronic mode. Trades executed by our customers in any mode are, when applicable, eligible for immediate electronic confirmation through direct straight-through processing (“STP”) links as well as STP hubs. The BGC trading platform services are operated out of several globally distributed data centers and delivered to customers over BGC’s global private network, third-party connectivity providers as well as the Internet. BGC’s proprietary graphical user interfaces and the API/FIX connectivity are deployed at hundreds of major banks and institutions and service thousands of users.

Post-Trade Straight Through Processing Technology. Our platform automates previously paper and telephone-based transaction processing, confirmation and other functions, substantially improving and reducing the cost of many of our customers’ back offices and enabling STP. In addition to our own system, confirmation and trade processing is also available through third-party hubs, including MarkitWIRE, ICElink, Reuters RTNS, and STP in FIX for various banks.

We have electronic connections to most mainstream clearinghouses, including DTCC, CLS Group, Euroclear, Clearstream, Monte Titoli, LCH.Clearnet, Eurex Clearing, CME Clearing and the Options Clearing Corporation (“OCC”). As more products become centrally cleared, and as our customers request that we use a particular venue, we expect to expand the number of clearinghouses to which we connect in the future.

Systems Architecture. Our systems consist of layered components, which provide matching, credit management, market data distribution, position reporting, customer display and customer integration. The private network currently operates from six concurrent core data centers (three of which are in the U.K., one each in Trumbull, Connecticut, Weehawken, New Jersey and Secaucus, New Jersey) and seven hub cities throughout the world acting as distribution points for all private network customers. Our network hubs beyond the core data centers are in Chicago, Mexico City, Hong Kong, Săo Paolo, Singapore, Tokyo and Toronto. The redundant structure of our system provides multiple backup paths and re-routing of data transmission in the event of failure.

In addition to our own network system, we also receive and distribute secure trading information from customers using the services of multiple, major Internet service providers throughout the world. These connections enable us to offer our products and services via the Internet to our global customers.

Software Development

We devote substantial efforts to the development and improvement of our hybrid and electronic marketplaces and licensed software products and services. We work with our customers to identify their specific requirements and make modifications to our software, network distribution systems and technologies that are responsive to those needs. Our efforts focus on internal development, strategic partnering, acquisitions and licensing. As of December 31, 2019, we employed over 690 technology professionals.

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

We have adopted a comprehensive intellectual property program to protect our proprietary technology and innovations. We currently have licenses covering various patents from related parties. We also have agreements to license technology that may be covered by several pending and/or issued U.S. patent applications relating to various aspects of our electronic trading systems, including both functional and design aspects. We have filed a number of patent applications to further protect our proprietary technology and innovations and have received patents for some of those applications. We will continue to file additional patent applications on new inventions, as appropriate, demonstrating our commitment to technology and innovation.

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

Disaster Recovery

For a description of our disaster recovery processes, see “Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Disaster Recovery.”

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

Inter-Dealer or Wholesale Financial Brokers

We primarily compete with two publicly traded diversified inter-dealer and/or wholesale financial brokers. These are TP ICAP (formerly known as “Tullett”) and Compagnie Financière Tradition (which is majority owned by Viel & Cie) (“Tradition”). Other competitors include a number of smaller, private firms that tend to specialize in specific product areas or geographies, such as Marex Spectron Group Limited in energy and commodities and Gottex Brokers Holding SA in OTC interest rate derivatives.

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

Exchanges and Other Trading Platforms

Although our businesses will often use exchanges to execute transactions brokered in both listed and OTC markets, we believe that exchanges have sought and will seek to migrate products traditionally traded in OTC markets by inter-dealer and/or wholesale financial brokers to exchanges. However, we believe that when a product goes from OTC to exchange-traded, the underlying or related OTC market often continues to experience growth in line with the growth of the exchange-traded contract. In addition, ICE operates both regulated exchanges and OTC execution services, and in the latter it competes directly with inter-dealer and/or wholesale financial brokers in energy, commodities, and credit products. ICE entered these OTC markets primarily by acquiring independent OTC brokers. We also compete with NEX, which was acquired by CME in November 2018. We believe that it is likely ICE, CME, or other exchange operators may seek to compete with us in the future by acquiring other such brokers, by creating futures products designed to mimic OTC products, or through other means.

In addition to exchanges, other electronic trading platforms which currently operate in the dealer-to-client markets, including those run by MarketAxess Holdings Inc. (“MarketAxess”) and Tradeweb Markets Inc. (“Tradeweb”), have begun to compete with us in the inter-dealer markets. At the same time, we have begun to offer an increasing number of our products and services to the customers of firms like MarketAxess and Tradeweb.

Further, ICE also operates a SEF, as does Tradeweb, and we expect that other exchanges and trading platforms may also seek to do so.

Banks and Broker-Dealers

Banks and broker-dealers have in the past created and/or funded consortia to compete with exchanges and inter-dealer brokers. For example, CME’s wholesale businesses for fully electronic trading of U.S. Treasuries and spot foreign exchange both began as dealer-owned consortia before being acquired by CME’s NEX platform. An example of a current and similar consortium is Tradeweb. Several large banks continue to hold stakes in Tradeweb,. Refinitiv is Tradeweb’s single largest shareholder. Although Tradeweb operates primarily as a dealer to customer platform, some of its offerings include a voice and electronic inter-dealer platform and a SEF. In addition, Tradeweb’s management has said that it would like to further expand into other inter-dealer markets, and as such may compete with us in other areas over time.

In addition, certain investment management firms that traditionally deal with banks and broker-dealers have expressed a desire to have direct access to certain parts of the wholesale financial markets via firms such as ours. We believe that over time, interdealer-brokers will therefore gain a small percentage of the sales and trading market currently dominated by banks and broker-dealers. Since their collective revenues are many times those of the global inter-dealer market, we believe that our gaining even a small share of banks and broker-dealers’ revenues could lead to a meaningful increase in our revenues.

Overall, we believe that we may also face future competition from market data and technology companies and some securities brokerage firms, some of which are currently our customers, as well as from any future strategic alliances, joint ventures or other partnerships created by one or more of our potential or existing competitors.

Seasonality

Traditionally, the financial markets around the world generally experience lower volume during the late summer and at the end of the year due to a slowdown in the business environment around holiday seasons. Therefore, our revenues tend to be strongest in the first quarter and lowest in the fourth quarter. For the year 2018, we earned approximately 27% of our revenues from continuing operations in the first quarter, while in 2019 we earned 26% of such revenues in the first quarter.

Partnership Overview

Many of our key brokers, salespeople and other front office professionals have a substantial amount of their own capital invested in our business, aligning their interests with our stockholders. Limited partnership interests in BGC Holdings and Newmark Holdings (received in connection with the Spin-Off) consist of: (i) “founding/working partner units” held by limited partners who are employees; (ii) “limited partnership units,” which consist of a variety of units that are generally held by employees such as REUs, RPUs, PSUs, PSIs, PSEs, U.K. LPUs, APSUs, APSIs, APSEs, AREUs, ARPUs and NPSUs; (iii) “Cantor units” which are the exchangeable limited partnership interests held by Cantor entities; and (iv) Preferred Units, which are working partner units that may be awarded to holders of, or contemporaneous with, the grant of certain limited partnership units. For further details, see “Our Organizational Structure.” NPSUs are partnership units that are not entitled to participate in partnership distributions, not allocated any items of profit or loss and may not be exchangeable into shares of our common stock. On terms and conditions determined by the General Partner of the Partnership in its sole discretion, NPSUs are expected to be replaced by a grant of limited partnership units, which may be set forth in a written schedule and subject to additional terms and conditions, provided that, in all circumstances such grant of limited partnership units shall be contingent upon our, including our affiliates, earning, in aggregate, at least $5 million in gross revenues in the calendar quarter in which the applicable award of limited partnership units is to be granted. In addition, we have N Units which are non-distributing partnership units that may not be allocated any item of profit or loss and may not be made exchangeable into shares of our Class A common stock. Subject to the approval of the Compensation Committee or its designee, the N Units are expected to be converted into the underlying unit type (i.e., an NREU will be converted into an REU) and then participate in Partnership distributions, subject to terms and conditions determined by the General Partner of the Partnership in its sole discretion, including that the recipient continue to provide substantial services to us and comply with his or her partnership obligations.

We believe that our emphasis on equity-based compensation promotes recruitment, motivation of our brokers and employees and alignment of interest with shareholders. While BGC Holdings limited partnership interests generally entitle our partners to participate in distributions of income from the operations of our business, upon leaving BGC Holdings (or upon any other redemption or purchase of such limited partnership interests as described below), any such partners are only entitled to receive over time, and provided he or she does not violate certain partner obligations, an amount for his or her BGC Holdings limited partnership interests that reflects such partner’s capital account or compensatory grant awards, excluding any goodwill or going concern value of our business unless Cantor, in the case of the founding partners, and we, as the general partner of BGC Holdings, otherwise determine. We may effect redemptions of BGC Holdings LPUs and FPUs, and concurrently grant shares of our Class A common stock, or may grant our partners the right to exchange their BGC Holdings limited partnership interests for shares of our Class A common stock (if, in the case of founding partners, Cantor so determines and, in the case of working partners and limited partnership unit holders, the BGC Holdings general partner, with Cantor’s consent, determines otherwise) and thereby realize any higher value associated with our Class A common stock. Similar provisions with respect to Newmark Holdings limited partnership interests are contained in the Newmark Holdings limited partnership agreement. We believe that, having invested in us, partners feel a sense of responsibility for the health and performance of our business and have a strong incentive to maximize our revenues and profitability.

Relationship Between BGC Partners and Cantor

See “Risk Factors—Risks Related to our Relationship with Cantor and its Affiliates.”

Debt

For information about our credit agreements and senior notes, see “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Regulation

U.S. Regulation

The financial services industry in the United States is subject to extensive regulation under both federal and state laws. As registered broker-dealers, introducing brokers and FCMs, and other types of regulated entities as described below, certain of our subsidiaries are subject to laws and regulations which cover all aspects of financial services, including sales methods, trade practices, use and safekeeping of customers’ funds and securities, minimum capital requirements, recordkeeping, business practices, securities lending and financing of securities purchases and the conduct of associated persons. We and our subsidiaries also are subject to the various anti-fraud provisions of the Securities Act, the Exchange Act, the Commodity Exchange Act, certain state securities laws and the rules and regulations thereunder. We also may be subject to vicarious and controlling person liability for the activities of our subsidiaries and our officers, employees and affiliated persons.

The SEC is the federal agency primarily responsible for the administration of federal securities laws, including adopting rules and regulations applicable to broker-dealers (other than government securities broker-dealers) and enforcing both its rules regarding broker-dealers and the Treasury’s rules regarding government securities broker-dealers. In addition, we operate a number of platforms that are governed pursuant to SEC Regulation ATS. Broker-dealers are also subject to regulation by state securities administrators in those states in which they conduct business or have registered to do business. In addition, Treasury rules relating to trading government securities apply to such activities when engaged in by broker-dealers. The CFTC is the federal agency primarily responsible for the administration of federal commodities future laws and other acts, including the adoption of rules applicable to FCMs, Designated Contract Markets (“DCM”) and SEFs such as BGC Derivative Markets, L.P. (“BGC Derivative Markets”) and GFI Swaps Exchange LLC.

Much of the regulation of broker-dealers’ operations in the United States has been delegated to self-regulatory organizations. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) that govern the operations of broker-dealers and government securities broker-dealers and conduct periodic inspections and examinations of their operations. In the case of our U.S. broker-dealer subsidiaries, the principal self-regulatory organization is FINRA. FINRA was formed from the consolidation of the NASD’s member regulation operations and the regulatory arm of the NYSE Group to act as the self-regulatory organization for all broker-dealers doing business within the United States. Accordingly, our U.S. broker-dealer subsidiaries are subject to both scheduled and unscheduled examinations by the SEC and FINRA. In our futures-related activities, our subsidiaries are also subject to the rules of the CFTC, futures exchanges of which they are members and the NFA, a futures self-regulatory organization. See the section entitled “2019 Settlement” below for a description of the September 2019 settlement between two of our subsidiaries and the CFTC and NYAG.

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

In light of recent events in the U.S. and global financial markets, regulators and legislators in the U.S. and EU continue to craft new laws and regulations for the global OTC derivatives markets, including the Dodd-Frank Act, which became law in July 2010. The Dodd-Frank Act mandates or encourages several reforms regarding derivatives, including new regulations for swaps markets creating impartiality considerations, additional pre- and post-trade transparency requirements, and heightened collateral or capital standards, as well as recommendations for the obligatory use of central clearing for most standardized derivatives. The law also requires that standardized OTC derivatives be traded in an open and non-exclusionary manner on a DCM or a SEF. The SEC is still in the process of finalizing rules for the implementation of many of these requirements, however the SEC has not indicated when they may release their rule set surrounding security-based SEFs. The actual implementation of such rules may be phased in over a longer period.

As these rules require authorized execution facilities to maintain robust front-end and back-office IT capabilities and to make large and ongoing technology investments, and because these execution facilities may be supported by a variety voice and auction-based execution methodologies, we expect our hybrid and fully electronic trade and execution capability to perform strongly in such an environment.

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

BGC Derivative Markets and GFI Swaps Exchange LLC, our subsidiaries, began operating as SEFs on October 2, 2013 and received permanent registration approval from the CFTC as SEFs on January 22, 2016. Mandatory Dodd-Frank Act compliant execution on SEFs by eligible U.S. persons commenced in February 2014 for “made available to trade” products, and a wide range of other rules relating to the execution and clearing of derivative products have been finalized with implementation periods in 2016 and beyond.

We believe that the election results in the U.S. could make it possible that some of the Dodd-Frank rules may be modified or repealed, which could be a net positive for our business and its largest customers or streamline rules and ease regulatory burdens on banks. However, there can be no assurance that these rules will be amended, and we continue to expect the industry to be heavily regulated and are prepared to operate under a variety of regulatory regimes. While we continue to have compliance framework in place to comply with both existing and proposed rules and regulations, it is possible that the existing regulatory framework may be amended or relaxed.

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

2019 Settlement

In September 2019, two of the Company’s subsidiaries, BGCF and GFI Group Inc., settled investigations conducted jointly by the CFTC and the NYAG. The CFTC and NYAG alleged that, in 2014 and 2015, certain emerging markets foreign exchange options (EFX options) brokers in the U.S. misrepresented that certain prices posted to their electronic platform were immediately executable when in fact they were not and that such brokers had communicated that transactions had been matched when they had not. On October 9, 2019, the Company paid an aggregate of $25.0 million in connection with the settlements and agreed to a monitor for two years to assess regulatory compliance. The NYAG settlements include a non-prosecution agreement, and there was no criminal penalty from either agency.

U.K. and European Regulation

The FCA is the relevant statutory regulator for the United Kingdom financial services industry. The FCA’s objectives are to protect customers, maintain the stability of the financial services industry and promote competition between financial services providers. It has broad rule-making, investigative and enforcement powers derived from the Financial Services and Markets Act 2000 and subsequent and derivative legislation and regulations. The FCA’s recent focus has been on liquidity risk management and separation of business and prudential regulation. Currently, we have subsidiaries and branches regulated by the FCA (BGC Brokers L.P., the U.K. branch of Aurel BGC, GFI Securities Ltd., GFI Brokers Limited and Sunrise Brokers LLP).

From time to time, we have been and are subject to periodic examinations, inspections and investigations, including periodic risk assessment and related reviews of our U.K. group. As a result of such reviews, we may be required to include or enhance certain regulatory structures and frameworks in our operating procedures, systems and controls. When acquiring control of regulated entities, we may be required to obtain the consent of their applicable regulator.

Increasingly, the FCA has developed a practice of requiring senior officers of regulated firms to provide individual attestations or undertakings as to the status of a firm’s control environment, compliance with specific rules and regulations, or the completion of required tasks. Officers of BGC Brokers L.P. and GFI Brokers Limited have given such attestations or undertakings in the past and may do so again in the future. Similarly, the FCA can seek a voluntary requirement notice, which is a voluntary undertaking on behalf of a firm that is made publicly available on the FCA’s website. The Senior Managers Certification Regime (“SMCR”) came into effect in the U.K. on December 9, 2019. Accountability requirements will fall on senior managers, and a wider population of U.K. staff will be subject to certification requirements. SMCR will likely increase the cost of compliance, and will potentially increase financial penalties for non-compliance.

Recent European Regulatory Developments

The EMIR on OTC derivatives, central counterparties and trade repositories was adopted in July 2012. EMIR fulfills several of the EU’s G20 commitments to reform OTC derivatives markets. The reforms are designed to reduce systemic risk and bring more transparency to both OTC and listed derivatives markets.

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

Much of our global derivatives volumes continue to be executed by non-U.S. based clients outside the U.S. and subject to local prudential regulations. As such, we will continue to operate a number of EU regulated venues in accordance with EU directives and licensed by the FCA and other EU-based national Competent Authorities. These venues are also operated for non-derivative instruments for these clients. MiFID II was published by the European Securities and Markets Authority (“ESMA”) in September 2015, and implemented in January 2018 and introduced important infrastructural changes.

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

MiFID II is intended to help improve the functioning of the EU single market by achieving a greater consistency of regulatory standards. By design, therefore, it is intended that Member States should have very similar regulatory regimes in relation to the matters addressed to MiFID. MiFID II has also introduced a new regulated execution venue category known as an OTF that captures much of the Voice and Hybrid-oriented trading in EU. Much of our existing EU derivatives and fixed income execution business now take place on OTFs. Brexit may impact future market structures and MiFID II rulemaking and implementation due to potential changes in mutual passporting between the U.K. and EU Member States. See “— Brexit” below

In addition, the GDPR came into effect in the EU on May 25, 2018 and creates new compliance obligations in relation to personal data. The GDPR may affect our practices, and will increase financial penalties for non-compliance significantly.

In 2019, a new European Commission took office which may over the course of its five-year mandate or introduce new legislative proposals for the Financial Services Sector. We are unable to predict how any of these new laws and proposed rules and regulations in the U.S. or the U.K. will be implemented or in what form, or whether any additional or similar changes to statutes or rules and regulations, including the interpretation or implementation thereof or a relaxation or other amendment of existing rules and regulations, will occur in the future. Any such action could affect us in substantial and unpredictable ways, including important changes in market infrastructure, increased reporting costs and a potential rearrangement in the sources of available revenue in a more transparent market. Certain enhanced regulations could subject us to the risk of fines, sanctions, enhanced oversight, increased financial and capital requirements and additional restrictions or limitations on our ability to conduct or grow our businesses, and could otherwise have an adverse effect on our businesses, financial condition, results of operations and prospects. We believe that uncertainty and potential delays around the final form of such new rules and regulations may negatively impact our customers and trading volumes in certain markets in which we transact, although a relaxation of existing rules and requirements could potentially have a positive impact in certain markets. Increased capital requirements may also diminish transaction velocity.

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

Brexit

On June 23, 2016, the U.K. held a referendum regarding continued membership in the EU. The exit from the EU is commonly referred to as Brexit. The Brexit vote passed by 51.9% to 48.1%. The U.K. subsequently formally left the EU on January 31, 2020, but its relationship with the bloc will remain in a transition period until December 31, 2020. During this period, the U.K. will, with some exceptions, remain subject to EU law. It will also maintain access to the EU’s single market. If both the U.K. and the EU agree, this transition period may be extended once by up to two years, meaning it could remain in place until December 31, 2022. Such an extension must, however, be agreed upon before July 1, 2020. The U.K. government has ruled out any extension to the transition period and has legislated for a commitment not to agree to any extension. The government would then only be able to reverse that provision through new legislation.

The U.K. and EU are currently negotiating a trade deal which, once signed, should determine the new bilateral trade relationship going forward. Given the short time period involved, it is not certain that such trade deal will be sufficiently comprehensive to encompass financial services. In case no new trade deal (or one incorporating financial services) is in place by the end of the transition period, absent mitigating legislative measures by individual EU member states, the trade relationship between the U.K. and the EU would be solely based on World Trade Organization terms. This could hinder current levels of mutual market access. While other trade deals are being considered, for example between the U.K. and the U.S., these may also prove challenging to negotiate and are unlikely to replace or compensate for a reduction, if any, in U.K. and EU trade at least in the short term. Further, the terms of a U.K. and EU trade deal may adversely impact the negotiation and terms of such other deals and vice versa.

Given the current uncertainty around the future trade relationship and/or the length of the transition period, the consequences for the economies of the U.K. and the EU member states as a result of the U.K.’s withdrawal from the EU are unknown and unpredictable. Given the lack of comparable precedent, it is unclear what the broader macro-economic and financial implications the U.K. leaving the EU with no agreements in place would have.

This uncertainty could adversely impact investor confidence which could result in additional market volatility. Historically, elevated volatility has often led to increased volumes in the Financial Services markets in which we broker, which could be beneficial for our businesses. At other times, increased volatility has led to many market participants curtailing trading activity. Furthermore, any future trade deal might lead to a fragmented regulatory environment, which could increase the costs of our operations and loss of existing levels of cross-border market access. While we have implemented plans to ensure continuity of service in Europe and continue to have regulated entities and offices in place in many of the major European markets in order to mitigate certain risks and uncertainties created by political negotiations between the U.K. and EU, these and other risks and uncertainties could have a material adverse effect on our customers, counterparties, businesses, prospects, financial condition and results of operations.

Insurance Regulation

Our insurance business is regulated by various national regulators, such as the FCA in the U.K., the Monetary Authority of Singapore in Singapore and the Dubai Financial Supervisory Authority in Dubai. Our insurance operations adhere to the statutory regulatory requirements but there are occasions where regulators will conduct periodic thematic reviews into specific practices and procedures within a chosen market. We fully comply with these reviews, however we may become subject of these reviews at any point, often with little or no notice.

Other Regulation

Our subsidiaries that have foreign operations are subject to regulation by the relevant regulatory authorities and self-regulatory organizations in the countries in which they do business. The following table sets forth certain jurisdictions, other than the U.S., in which we do business and the applicable regulatory authority or authorities of each such jurisdiction:

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

Capital Requirements

U.S.

Every U.S.-registered broker-dealer is subject to the Uniform Net Capital Requirements. FCMs, such as our subsidiary, Mint Brokers (“Mint”), are also subject to CFTC capital requirements. These requirements are designed to ensure financial soundness and liquidity by prohibiting a broker or dealer from engaging in business at a time when it does not satisfy minimum net capital requirements.

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

Five of our subsidiaries, BGCF, GFI Securities LLC, Fenics Execution, LLC, Sunrise Brokers LLC and Mint, are registered with the SEC and are subject to the Uniform Net Capital Requirements. As a FCM, Mint is also subject to CFTC minimum capital requirements. In December of 2018, BGCF submitted an application with the CFTC to withdraw its FCM license which was approved. BGCF now conducts its business as an Introducing Broker registered with the NFA. BGCF is also a member of the FICC, which imposes capital requirements on its members. We also hold a 49% limited partnership interest in Aqua, a U.S. registered broker-dealer and ATS. In addition, our SEFs, BGC Derivative Markets and GFI Swaps Exchange are required to maintain financial resources to cover operating costs for at least one year, keeping at least enough cash or highly liquid securities to cover six months’ operating costs. Compliance with the Uniform Net Capital Requirements may limit the extent and nature of our operations requiring the use of our registered broker-dealer subsidiaries’ capital, and could also restrict or preclude our ability to withdraw capital from our broker-dealer subsidiaries or SEFs.

Non-U.S.

Our international operations are also subject to capital requirements in their local jurisdictions. BGC Brokers, BGC European Holdings, L.P., GFI Brokers Limited, GFI Securities Limited, and Sunrise Brokers LLP, which are based in the United Kingdom, are subject to capital requirements established by the FCA. The FCA applies stringent provisions with respect to capital applicable to the operation of these firms, which vary depending upon the nature and extent of their activities. EU policymakers are currently reviewing the capital regime applying to EU Investment Firms.

In addition, the majority of our other foreign subsidiaries are subject to similar regulation by the relevant authorities in the countries in which they do business. Additionally, certain other of our foreign subsidiaries are required to maintain non-U.S. net capital requirements. For example, in Hong Kong, BGC Securities (Hong Kong), LLC, GFI (HK) Securities LLC and Sunrise Brokers (Hong Kong) Limited are regulated by the Securities and Futures Commission. BGC Capital Markets (Hong Kong) Limited and GFI (HK) Brokers Ltd, are regulated by The Hong Kong Monetary Authority. All are subject to Hong Kong net capital requirements. In France, Aurel BGC and BGC France Holdings; in Australia, BGC Partners (Australia) Pty Limited, BGC (Securities) Pty Limited and GFI Australia Pty Ltd.; in Japan, BGC Shoken Kaisha Limited’s Tokyo branch and BGC Capital Markets Japan LLC’s Tokyo Branch; in Singapore, BGC Partners (Singapore) Limited, GFI Group Pte Ltd and Ginga Global Market Pte Ltd; in South Korea, BGC Capital Markets & Foreign Exchange Broker (Korea) Limited and GFI Korea Money Brokerage Limited; and in Turkey, BGC Partners Menkul Degerler AS, all have net capital requirements imposed upon them by local regulators. In addition, the LCH (LIFFE/LME) clearing organization, of which BGC Brokers L.P. is a member, also imposes minimum capital requirements. In Latin America, BGC Liquidez Distribuidora De Titulos E Valores Mobiliarios Ltda. (Brazil) has net capital requirements imposed upon it by local regulators.

We had net assets in our regulated subsidiaries of $561.9 million and $551.3 million for the years ended December 31, 2019 and 2018, respectively.

Employees

As of December 31, 2019, we had over 5,200 total employees.

As of the same date, we had over 2,900 brokers, salespeople, managers and other front-office personnel. Approximately 22% of our brokers, salespeople, managers and other front-office personnel were based in the Americas, and approximately 56% were based in Europe, the Middle East and Africa, with the remaining approximately 22% based in the Asia-Pacific region.

Generally, our employees are not subject to any collective bargaining agreements, except for certain of our employees based in our European offices that are covered by the national, industry-wide collective bargaining agreements relevant to the countries in which they work.

Our business’ two largest offices are located at Five Churchill Place, London, E14 5RD and 199 Water Street, 19th Floor, New York, NY 10038.

BGC operates out of over 50 offices around the world.

Environmental, Social and Governance (ESG/Sustainability)

Our Fundamental Values and Employee Ownership

BGC is an organization built on strong values and employee engagement and ownership. At our core, we are committed to our employees by providing an opportunity to participate in our success. Unlike many companies, virtually all of our employees have the opportunity to be granted an equity stake in our company. At year end 2019, our employees, executive officers and independent directors owned approximately 26% of our outstanding Class A common stock on a fully diluted basis. Because of this diverse employee ownership, we have an entrepreneurial culture that allows us to attract and retain key staff in all of our markets. Our people, then, are at the core of all that we do and set the tone for our businesses. This relationship with our people aligns our employees and management with shareholders and encourages a collaborative and entrepreneurial culture that informs every decision.

Never was this commitment so clear as on September 11, 2001. Following the devastating attack on our headquarters at the World Trade Center, our CEO, Howard Lutnick, and our surviving employees and affiliates created the Cantor Fitzgerald Relief Fund to take care of the families of the 658 colleagues and friends who perished on that day. We and our affiliates committed 25% of profits for five years and committed to pay for 10 years of healthcare for the families of those we lost.

Since 2001, that commitment to people has never faltered. Once a year, on the September 11th anniversary, BGC and its affiliates, in conjunction with the Cantor Fitzgerald Relief Fund, commemorate these 658 friends and colleagues, and 61 Eurobrokers employees, who perished on September 11, 2001. We host an annual Charity Day, where we donate our global revenue to the Cantor Fitzgerald Relief Fund, which distributes these funds to over 150 charities worldwide. This unique way of creating something positive and life-affirming from the tragedy has raised approximately $159 million so far.

We also support victims of disasters because we were there once and understand that feeling all too well. In January 2019, more than 200 volunteers from BGC and its affiliates, in conjunction with the Cantor Fitzgerald Relief Fund, along with many of our friends from the New York community and clients from Banco Santander and Scotiabank, traveled to Puerto Rico to aid in its recovery from Hurricanes Irma and Maria. This operation distributed $4 million in $1,000 Payoneer® prepaid cards to thousands of families still suffering from the devastation.

These are our values in action.

We believe in hard work, innovation, superior client service, strong ethics and governance, and equal opportunities, and have a passionate commitment to community service and charity. We believe these values foster sustainable, profitable growth. We strive to be exemplary corporate citizens and honor strong ethical principles in our interactions with other businesses, with our employees and with the communities in which we live and work. We take our role in corporate social responsibility and sustainability seriously: we want to contribute to the common good.

Employee Benefits, Diversity and Equal Opportunity

Our employees are incentivized through our commitment to employee equity ownership throughout our company, across the globe. We provide comprehensive and competitive benefits to protect the health, well-being and financial security of our employees. We also train and support our employees so they can maximize their potential.

We believe in equal opportunity. We consider all qualified applicants for job openings and promotions without regard to race, color, religion, gender, sexual orientation, gender identity, national origin or ancestry, age, disability, service in the armed forces, or any other characteristic that has no bearing on the ability of employees to do their jobs well.

As a global enterprise with offices in approximately 30 countries, we are diverse in many ways. We seek to further diversify our workplaces through our recruitment and retention. We honor this commitment through programs like our Network of Women, which supports the recruitment, development and retention of women across our organization. We also have a recruitment partnership with Hampton University, a Virginia institution with a historic role in empowering African-Americans through education. We further participate in job fairs and job boards that are focused on reaching a diverse applicant pool.

Corporate Governance

We are committed to independent oversight of our businesses through dynamic and rigorous governance structures and procedures. Our independent Board of Directors meets frequently and consists of a majority of independent directors. We have a group of capable, active and qualified directors who serve on our board and all committees. Our independent directors are a diverse group, with our independent Audit and Compensation Committees consisting of 25% women and 25% persons of color. By cultivating a dynamic mix of people and ideas, we enrich the performance of our businesses, the experience of our increasingly diverse employee base, and the condition of our communities.

Our Code of Ethics and Whistleblower Policy

Our corporate values and strong policies and procedures regarding ethics, conflicts of interests, related party transactions and similar matters are contained in our Code of Business Conduct and Ethics (the “Code of Ethics”). This commitment applies to members of our Board of Directors, executive officers, other officers and our other covered employees globally. The Code of Ethics is circulated in 13 languages and training and certifications are conducted annually worldwide. We have a policy regarding reporting of complaints overseen by our Audit Committee. Employees are reminded annually, and we honor a culture of investigation, confidentiality and non-retaliation.

Our Environmental Focus

We are also focused on the environment. BGC Environmental Brokerage Services is a leader in the world’s environmental and green energy markets. Established in 2011, our environmental brokerage services business provides expert innovative carbon offset solutions and advice to the world’s green energy markets, from transactions and financing to technology and consulting. For decades, we’ve helped clients worldwide navigate the complex financial requirements in order to achieve their environmental initiatives, in the process contributing to dramatically reduced emissions and the promotion of renewable energy.

In our own workplaces, we are studying how to make our own contribution to state, national and global environmental initiatives. As part of this, BGC is considering how to minimize our future carbon footprint when planning office renovations.

To learn more about all of these initiatives and many more, please refer to the ESG section of our website at www.bgcpartners.com/esg for further information on environmental, social and governance matters. You will also find our Code of Ethics, whistleblower information, governance polices and charters and other sustainability and ESG policies and initiatives on our website. The information contained on, or that may be accessed through, our website, is not part of, and not incorporated into, this Annual Report on Form 10-K.

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

OUR ORGANIZATIONAL STRUCTURE

Stock Ownership

As of December 31, 2019, there were 307,914,838 shares of BGC Class A common stock outstanding. On June 21, 2017, Cantor pledged 10,000,000 shares of BGC Class A common stock in connection with a partner loan program. On November 23, 2018, those shares of BGC Class A common stock were converted into 10,000,000 shares of BGC Class B common stock and remain pledged in connection with the partner loan program. On November 23, 2018, BGC Partners issued 10,323,366 shares of BGC Class B common stock to Cantor and 712,907 shares of BGC Class B common stock to CFGM, an affiliate of Cantor, in each case in exchange for shares of BGC Class A common stock from Cantor and CFGM, respectively, on a one-to-one basis pursuant to Cantor’s and CFGM’s right to exchange such shares under the letter agreement, dated as of June 5, 2015, by and between BGC Partners and Cantor. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Partners by Cantor or CFGM for the Class B Issuance. The Class B Issuance was exempt from registration pursuant to Section 3(a)(9) of the Securities Act. As of December 31, 2019, Cantor and CFGM did not own any shares of BGC Class A common stock. Each share of BGC Class A common stock is entitled to one vote on matters submitted to a vote of our stockholders.

In addition, as of December 31, 2019, Cantor and CFGM held 45,884,380 shares of BGC Class B common stock (which represents all of the outstanding shares of BGC Class B common stock), representing approximately 59.8% of our voting power on such date. Each share of BGC Class B common stock is generally entitled to the same rights as a share of BGC Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to ten votes. The BGC Class B common stock generally votes together with the BGC Class A common stock on all matters submitted to a vote of our stockholders.

Through December 31, 2019, Cantor has distributed to its current and former partners an aggregate of 20,836,626 shares of BGC Class A common stock, consisting of (i) 19,372,634 April 2008 distribution rights shares, and (ii) 1,463,992 February 2012 distribution rights shares. As of December 31, 2019, Cantor is still obligated to distribute to its current and former partners an aggregate of 15,770,345 shares of BGC Class A common stock, consisting of 13,999,110 April 2008 distribution rights shares and 1,771,235 February 2012 distribution rights shares.

We received shares of Newmark in connection with the Separation, and Newmark completed the Newmark IPO on December 19, 2017. However, on the Distribution Date, we completed our previously announced Spin-Off to our stockholders of all of the shares of common stock of Newmark owned by us as of immediately prior to the effective time of the Spin-Off. Following the Spin-Off, we ceased to be Newmark’s controlling stockholder, and we and our subsidiaries no longer held any shares of Newmark’s common stock or other equity interests in Newmark or its subsidiaries. For more information on the Spin-Off of Newmark, see Note 1—“Organization and Basis of Presentation” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Business Environment – Newmark IPO, Separation and Spin-Off.”

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

As of December 31, 2019, we held directly and indirectly, through wholly-owned subsidiaries, 353,799,218 BGC U.S. OpCo limited partnership units and 353,799,218 BGC Global OpCo limited partnership units, representing approximately 68.5% of the outstanding limited partnership units in both BGC U.S. OpCo and BGC Global OpCo. As of that date, BGC Holdings held 162,991,079 BGC U.S. OpCo limited partnership units and 162,991,079 BGC Global OpCo limited partnership units, representing approximately 31.5% of the outstanding limited partnership units in both BGC U.S. OpCo and BGC Global OpCo.

LPU holders, Founding Partners, and Cantor directly hold BGC Holdings limited partnership interests. Since BGC Holdings in turn holds BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests, LPU holders, Founding Partners, and Cantor indirectly have interests in BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests. Further, in connection with the Separation and Distribution Agreement, limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests who at that time held a BGC Holdings limited partnership interest received a corresponding Newmark Holdings limited partnership interest, equal in number to a BGC Holdings limited partnership interest divided by 2.2 (i.e., 0.4545 of a unit in Newmark Holdings). Accordingly, existing partners at the time of the Separation in BGC Holdings also became partners in Newmark Holdings and hold corresponding units issued at the applicable ratio. Thus, such partners now also have an indirect interest in Newmark OpCo.

As of December 31, 2019, excluding Preferred Units and NPSUs described below, outstanding BGC Holdings partnership interests included 107,372,049 LPUs, 12,324,648 FPUs and 52,362,964 Cantor units.

We may in the future effect additional redemptions of BGC Holdings LPUs and FPUs, and concurrently grant shares of BGC Class A common stock. We may also continue our earlier partnership restructuring programs, whereby we redeemed or repurchased certain LPUs and FPUs in exchange for new units, grants of exchangeability for BGC Class A common stock or cash and, in many cases, obtained modifications or extensions of partners’ employment arrangements. We also generally may continue to grant exchange rights with respect to outstanding non-exchangeable LPUs and FPUs, and to repurchase BGC Holdings partnership interests from time to time, including from Cantor, our executive officers, and other employees and partners, unrelated to our partnership restructuring programs.

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

As of December 31, 2019, there were 1,749,347 FPUs remaining which BGC Holdings had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

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

Such Preferred Units may not be made exchangeable into BGC Class A common stock and accordingly will not be included in the fully diluted share count. Each quarter, the net profits of BGC Holdings are allocated to such Units at a rate of either 0.6875% (which is 2.75% per calendar year) of the allocation amount assigned to them based on their award price, or such other amount as set forth in the award documentation, before calculation and distribution of the quarterly Partnership distribution for the remaining Partnership units. The Preferred Units will not be entitled to participate in Partnership distributions other than with respect to the Preferred Distribution. As of December 31, 2019, there were 24,835,160 such units granted and outstanding in BGC Holdings.

On June 5, 2015, we entered into an agreement with Cantor providing Cantor, CFGM and other Cantor affiliates entitled to hold BGC Class B common stock the right to exchange from time to time, on a one-to-one basis, subject to adjustment, up to an aggregate of 34,649,693 shares of BGC Class A common stock now owned or subsequently acquired by such Cantor entities for up to an aggregate of 34,649,693 shares of BGC Class B common stock. Such shares of BGC Class B common stock, which currently can be acquired upon the exchange of exchangeable LPUs owned in BGC Holdings, are already included in the Company’s fully diluted share count and will not increase Cantor’s current maximum potential voting power in the common equity.

Under the Exchange Agreement, Cantor and CFGM have the right to exchange shares of BGC Class A common stock owned by them for the same number of shares of BGC Class B common stock. As of December 31, 2019, Cantor and CFGM do not own any shares of BGC Class A common stock. Cantor and CFGM would also have the right to exchange any shares of BGC Class A common stock subsequently acquired by either of them for shares of BGC Class B common stock, up to 23,613,420 shares of BGC Class B common stock.

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

Non-distributing partnership units, or N Units, carry the same name as the underlying unit with the insertion of an additional “N” to designate them as the N Unit type and are designated as NREUs, NPREUs, NLPUs, NPLPUs and NPPSUs. The N Units are not entitled to participate in Partnership distributions, will not be allocated any items of profit or loss and may not be made exchangeable into shares of BGC Class A common stock. Subject to the approval of the Compensation Committee or its designee, certain N Units may be converted into the underlying unit type (i.e., an NREU will be converted into an REU) and will then participate in Partnership distributions, subject to terms and conditions determined by the general partner of BGC Holdings, in its sole discretion, including that the recipient continue to provide substantial services to the Company and comply with his or her partnership obligations.

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

The following diagram illustrates our organizational structure as of December 31, 2019, following the Spin-Off. The diagram does not reflect the various subsidiaries of BGC, BGC U.S. OpCo, BGC Global OpCo, or Cantor, or the noncontrolling interests in our consolidated subsidiaries other than Cantor’s units in BGC Holdings.*

STRUCTURE OF BGC PARTNERS, INC. AS OF DECEMBER 31, 2019

CF Group Management Inc.
Cantor Limited Partners
Cantor
Public Stockholders
• Limited Partnership Units (32.1% of economics of BGC Holdings)
• 10.1% indirect economic interest in BGC U.S. and BGC Global
• BGC Class B common stock (13.0% of economics and 59.8% of voting power of BGC Partners, Inc.)
• 8.9% indirect economic interest in BGC U.S. and BGC Global
• BGC Class A common stock (87.0% of economics and 40.2% of voting power of BGC Partners, Inc.)
• 59.6% indirect economic interest in BGC U.S. and BGC Global
BGC Partners, Inc.
• Limited Partnership Units (68.5% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Units (68.5% of economics of BGC Global)
Limited Partnership Units and Founding/Working Partner Units
• Limited Partnership Units (67.9% of economics of BGC Holdings)
• 21.4% indirect economic interest in BGC U.S. and BGC Global
BGC Holdings
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Units (31.5% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Units (31.5% of economics of BGC Global)
BGC U.S.
BGC Global

* Shares of BGC Class B common stock are convertible into shares of BGC Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor and CFGM converted all of their BGC Class B common stock into BGC Class A common stock, Cantor would hold 12.8% of the voting power, CFGM would hold 0.2% of the voting power, and the public stockholders would hold 87.0% of the voting power (and Cantor and CFGM’s indirect economic interests in BGC U.S. and BGC Global would remain unchanged). The diagram does not reflect certain BGC Class A common stock and BGC Holdings partnership units as follows: (a) any shares of BGC Class A common stock that may become issuable upon the conversion or exchange of any convertible or exchangeable debt securities that may in the future be sold under our shelf Registration Statement on Form S-3 (Registration No. 333-180331); (b) 24,835,160 Preferred Units granted and outstanding to BGC Holdings partners (see “BGC Partners, Inc. Partnership Structure” herein); and (c) 30,515,962 N Units granted and outstanding to BGC Holdings partners.

The diagram reflects BGC Class A common stock and BGC Holdings partnership unit activity from January 1, 2019 through December 31, 2019 as follows: (a) an aggregate of 20,252,007 LPUs granted by BGC Holdings; (b) 5,415,336 terminated LPUs; (c) 4,041,250 LPUs converted to HDUs; (d) 1,039,452 shares of Class A common stock issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-169232), but not the 6,168,875 of such shares remaining available for issuance by us under such Registration Statement; (e) 861,639 shares of BGC Class A common stock sold by us under the March 2018 Sales Agreement pursuant to our Registration Statement on Form S-3 (Registration No. 333-223550), but not the remaining $90.2 million of stock remaining for sale by us under such sales agreement; (f) 779,360 LPUs and FPUs redeemed or repurchased by us for cash; (g) 495,076 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-175034), but not the 468,791 of such shares remaining available for sale by selling stockholders under such Registration Statement; (h) 434,694 shares of BGC Class A common stock issued for vested restricted stock units; (i) 233,172 shares of BGC Class A common stock repurchased by us; (j) 197,569 shares issued by us under our Dividend Reinvestment and Stock Purchase Plan shelf Registration Statement on Form S-3 (Registration No. 333-173109), but not the 9,368,322 of such shares remaining available for issuance by us under shelf Registration Statement on Form S-3 (Registration No. 333-196999); and (k) 22,046 shares of BGC Class A common stock forfeited; . As of December 31, 2019, we have not issued any shares of BGC Class A common stock under our 2019 Form S-4 Registration Statement (Registration No. 333-233761).

Possible Restructuring

Before our first quarter 2020 earnings call, we expect to submit a proposal to the Board and relevant committees with respect to converting our partnership into a corporation. Our current target is to be positioned to begin executing a conversion around the end of the third quarter of 2020, and expect to complete the execution around year end 2020. Any such restructuring would be subject to tax, accounting, regulatory, and other considerations and approvals.

Newmark Real Estate Services Business (Discontinued Operations)

Until the Spin-Off on November 30, 2018, we offered Real Estate Services through Newmark. Newmark’s Class A common stock trades on the NASDAQ Global Select Market under the ticker symbol “NMRK.” Newmark, through subsidiaries, operates as a full-service commercial real estate services business with a complete suite of services and products for both owners and occupiers across the entire commercial real estate industry. Under the Newmark Knight Frank name, the investor/owner services and products of Newmark’s subsidiaries include capital markets (comprised of investment sales and mortgage brokerage), agency leasing, property management, valuation and advisory, diligence and underwriting. Newmark’s subsidiaries also offer government sponsored enterprise lending, loan servicing, debt and structured finance, and loan sales. Newmark’s occupier services and products include tenant representation, global corporate services, real estate management technology systems, workplace and occupancy strategy, consulting, project management, lease administration and facilities management.

We have determined that the Spin-Off met the criteria for reporting the financial results of Newmark as discontinued operations within our consolidated results for all periods through November 30, 2018. See Note 27—“Discontinued Operations” in our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Any investment in shares of our Class A common stock, our 5.125% Senior Notes, our 5.375% Senior Notes due 2023, our 3.750% Senior Notes or our other securities involves risks and uncertainties. The following are important risks and uncertainties that could affect our businesses, but we do not ascribe any particular likelihood or probability to them unless specifically indicated. Any of the risks and uncertainties set forth below, should they occur, could significantly and negatively affect our businesses, financial condition, results of operations, and prospects and/or the trading price of our Class A common stock, our 5.125% Senior Notes, our 5.375% Senior Notes due 2023, our 3.750% Senior Notes or our other securities.

RISKS RELATED TO OUR BUSINESSES GENERALLY

Global Economic and Market Conditions

Our businesses, financial condition, results of operations and prospects have been and may continue to be affected both positively and negatively by conditions in the global economy and financial markets generally.

Our businesses and results of operations have been and may continue to be affected both positively and negatively by conditions in the global economy and financial markets generally. Difficult market and economic conditions and geopolitical uncertainties have in the past adversely affected and may in the future adversely affect our businesses. Such conditions and uncertainties include fluctuating levels of economic output, interest and inflation rates, employment levels, consumer confidence levels, and fiscal and monetary policy. Economic policies of the current administration and Congress, potential increases in interest rates and potential tax cuts or increases and infrastructure spending plans may change the regulatory and economic landscape. These conditions may directly and indirectly impact a number of factors in the global markets that may have a positive or negative effect on our operating results, including the levels of trading, investing, and origination activity in the financial markets, the valuations of financial instruments, changes in interest rates, changes in benchmarks, changes in and uncertainty regarding laws and regulations, substantial fluctuations in volume and commissions on securities and derivatives transactions, the absolute and relative level of currency rates and the actual and the perceived quality of issuers, borrowers and investors. For example, the actions of the U.S. Federal Reserve and international central banking authorities directly impact our cost of funds and may impact the value of financial instruments we hold. In addition, changes in monetary policy may affect the credit quality of our customers. Changes in domestic and international monetary policy are beyond our control and difficult to predict.

Our revenues and profitability are likely to decline significantly during periods of low trading volume in the financial markets in which we offer our products and services.

The global financial services markets are, by their nature, risky and volatile and are directly affected by many national and international factors that are beyond our control. Any one of these factors may cause substantial changes in the U.S. and global financial markets, resulting in reduced transactional volume and profitability for our businesses. These factors include:

•

economic and geopolitical conditions and uncertainties in the United States, Europe, Asia and elsewhere in the world, including government deficits, debt and possible defaults, austerity measures, changes in interest rates, and changes in central bank and/or fiscal policies, including the level and timing of government debt issuances, purchases and outstanding amounts;

•	possible political turmoil with respect to the U.S. government, the U.K, the EU and/or its member states, Hong Kong, China, or other major economies around the world;
•	the effect of Federal Reserve Board and other central banks’ monetary policies, increased capital requirements for banks and other financial institutions, and other regulatory requirements;
•	terrorism, war and other armed hostilities;
•	pandemics and other international health emergencies;
•	the impact of short-term or prolonged U.S. government shutdowns, elections or other political events;
•	inflation, deflation and wavering institutional and consumer confidence levels;
•	the availability of capital for borrowings and investments by our clients and their customers;
•	the level and volatility of interest rates, foreign currency exchange rates and trading in certain equity, debt and commodity markets;
•	the level and volatility of the difference between the yields on corporate securities being traded and those on related benchmark securities, which we refer to as “credit spreads”; and
•	margin requirements, capital requirements, credit availability, and other liquidity concerns with respect to our business, its clients, and the customers of its clients.

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

Any downgrades of the U.S. sovereign credit rating by one or more of the major credit rating agencies could have material adverse effects on financial markets and economic conditions in the U.S. and throughout the world. This in turn could have a material adverse impact on our businesses, financial condition, results of operations, and prospects. Because of the unprecedented nature of any negative credit rating actions with respect to U.S. government obligations, the ultimate impacts on global financial markets and our businesses, financial condition, results of operations, and prospects are unpredictable and may not be immediately apparent. Additionally, the negative impact on economic conditions and global financial markets from further sovereign debt matters with respect to the U.K., the EU and/or its member states, Japan, China, or other major economies could adversely affect our businesses, financial condition, results of operations and prospects. Concerns about the sovereign debt of certain major economies have caused uncertainty and disruption for financial markets globally, and continued uncertainties loom over the outcome of the various governments’ financial support programs and the possibility that EU member states or other major economies may experience similar financial troubles. Any downgrades of the long-term sovereign credit rating of the U.S. or additional sovereign debt crises in major economies could cause disruption and volatility of financial markets globally and have material adverse effects on our businesses, financial condition, results of operations and prospects.

Over the past year, concerns over slowing growth in China, Japan, and the Eurozone have led to uncertainties about global economic growth, which may impact the stability of financial markets and lead to uncertainty with respect to the likely responses of governments and central banks. Any one of these factors, or others, could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

Geographic Concentration

Our businesses are geographically concentrated and could be significantly affected by any adverse change in the regions in which we operate.

Historically, our business operations have been substantially located in the U.S. and the U.K. While we are expanding our businesses to new geographic areas, we are still highly concentrated in these areas. Because we derived approximately 41% and approximately 27% of our total revenues on a consolidated basis for the year ended December 31, 2019 from our operations in the U.K. and the U.S., respectively, our businesses are exposed to adverse regulatory and competitive changes, economic downturns and changes in political conditions in these countries. If we are unable to identify and successfully manage or mitigate these risks, our businesses, financial condition, results of operations and prospects could be materially adversely affected.

The U.K. exit from the EU could materially adversely impact our customers, counterparties, businesses, financial condition, results of operations and prospects.

On June 23, 2016, the U.K. held a referendum regarding continued membership in the EU. The exit from the EU is commonly referred to as Brexit. The Brexit vote passed by 51.9% to 48.1%. The U.K. subsequently formally left the EU on January 31, 2020, but its relationship with the bloc will remain in a transition period until December 31, 2020. During this period, the U.K. will, with some exceptions, remain subject to EU law. It will also maintain access to the EU’s single market. If both the U.K. and the EU agree, this transition period may be extended once by up to two years, meaning it could remain in place until December 31, 2022. Such an extension must however be agreed upon before July 1, 2020. The U.K. government has ruled out any extension of the transition period and has legislated for a commitment not to agree to any extension. The government would then only be able to reverse that provision through new legislation.

The U.K. and EU are currently negotiating a trade deal which, once signed, should determine the new bilateral trade relationship going forward. Given the short time period involved, it is not certain that such trade deal will be sufficiently comprehensive to encompass financial services. In case no new trade deal (or one incorporating financial services) is in place by the end of the transition period, absent mitigating legislative measures by individual EU Member States, the trade relationship between the U.K. and the EU would be solely based on World Trade Organization terms. This could thereby hinder current levels of mutual market access. While other trade deals are being considered, for example between the U.K. and the U.S., these may also prove challenging to negotiate and are unlikely to replace or make up for a reduction, if any, in U.K. and EU trade at least in the short term. Further, the terms of a U.K. and EU trade deal may adversely impact the negotiation and terms of such other deals and vice versa.

Given the current uncertainty around the future trade relationship and/or the length of the transition period, the consequences for the economies of the U.K. and the EU member states as a result of the U.K.’s withdrawal from the EU are unknown and unpredictable. Given the lack of comparable precedent, it is unclear what the broader macro-economic and financial implications the U.K. leaving the EU with no agreements in place would have.

This uncertainty could adversely impact investor confidence which could result in additional market volatility. Historically, elevated volatility has often led to increased volumes in the financial services markets in which we broker, which could be beneficial for our businesses. At other times, increased volatility has led to many market participants curtailing trading activity. Furthermore, any future trade deal might lead to a fragmented regulatory environment, which could disrupt our operations, increase the costs of our operations, and result in a loss of existing levels of cross-border market access. While we have implemented plans to ensure continuity of service in Europe and continue to have regulated entities and offices in place in many of the major European markets, our European headquarters and largest operations are in London, and these and other risks and uncertainties could have a material adverse effect on our customers, counterparties, businesses, prospects, financial condition and results of operations.

Evolving Business Environments

We operate in rapidly evolving business environments. If we are unable to adapt our businesses effectively to keep pace with these changes, our ability to succeed will be adversely affected, which could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

The pace of change in the businesses in which we operate is extremely rapid. Operating in such rapidly changing business environments involves a high degree of risk. Our ability to succeed will depend on our ability to adapt effectively to these changing conditions. If we are unable to keep up with rapid changes, we may not be able to compete effectively.

To remain competitive, we must continue to enhance and improve the responsiveness, functionality, accessibility and features of our proprietary software, network distribution systems and technologies. Our business environments are characterized by rapid technological changes, changes in user and customer requirements and preferences, frequent product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our existing proprietary technology and systems obsolete. Our success will depend, in part, on our ability to:

•	develop, license and defend intellectual property useful in our businesses;
•	enhance our existing products and services, including converting certain products to our Fully Electronic trade execution;
•	develop new products and services and technologies that address the increasingly sophisticated and varied needs of our existing and prospective customers;
•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis;
•	respond to the demand for new products, services and technologies on a cost-effective and timely basis; and
•	adapt to technological advancements and changing standards to address the increasingly sophisticated requirements and varied needs of our customers and prospective customers.

There can be no assurance that we will be able to respond in a timely manner to changing business conditions or customer requirements. The development of proprietary electronic trading technology entails significant technical, financial and business risks. Further, the adoption of new Internet, networking or telecommunications technologies may require us to devote substantial resources to modify, adapt and defend our technology. There can be no assurance that we will successfully implement new technologies or adapt our proprietary technology and transaction-processing systems to customer requirements or emerging industry standards, or that we will be able to successfully defend any challenges to any technology we develop. Any failure on our part to anticipate or respond adequately to technological advancements, customer requirements or changing industry standards, or any significant delays in the development, introduction or availability of new products, services or technologies, could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

New Opportunities/Possible Transactions and Hires

If we are unable to identify and successfully exploit new product, service and market opportunities, including through hiring new brokers, salespeople, managers and other professionals, our businesses, financial condition, results of operations, cash flows and prospects could be materially adversely affected.

Because of significant competition in our market, our strategy is to broker more transactions, increase our share of existing markets and seek out new clients and markets. We may face enhanced risks as these efforts to expand our businesses result in our transacting with a broader array of clients and expose us to new products and services and markets. Pursuing this strategy may also require significant management attention and hiring expense and potential costs and liability in any litigation or arbitration that may result. We may not be able to attract new clients or brokers, salespeople, managers, or other professionals or successfully enter new markets. If we are unable to identify and successfully exploit new product, service and market opportunities, our business, financial condition, results of operations and prospects could be materially adversely affected.

We may pursue strategic alliances, acquisitions, dispositions, joint ventures or other growth opportunities (including hiring new brokers and salespeople), which could present unforeseen integration obstacles or costs and could dilute our stockholders. We may also face competition in our acquisition strategy, and such competition may limit our number of strategic alliances, acquisitions, joint ventures and other growth opportunities (including hiring new brokers and salespeople).

We have explored a wide range of strategic alliances, acquisitions and joint ventures with other financial services companies that have interests in related businesses or other strategic opportunities. We continue to evaluate and potentially pursue or amend possible strategic alliances, acquisitions, dispositions, joint ventures and other growth opportunities (including hiring new brokers and salespeople). Such transactions may be necessary in order for us to enter into or develop new products or services or markets, as well as to strengthen our current ones.

Strategic alliances, acquisitions, dispositions, joint ventures and other growth opportunities (including hiring new brokers and salespeople) specifically involve a number of risks and challenges, including:

•	potential disruption of our ongoing business and product, service and market development and distraction of management;
•	difficulty retaining and integrating personnel and integrating administrative, operational, financial reporting, internal control, compliance, technology and other systems;
•	the necessity of hiring additional managers and other critical professionals and integrating them into current operations;
•	increasing the scope, geographic diversity and complexity of our operations;
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

•	the risks relating to integrating accounting and financial systems and accounting policies and the related risk of having to recast our historical financial statements;
•	potential dependence upon, and exposure to liability, loss or reputational damage relating to systems, controls and personnel that are not under our control;
•	addition of business lines in which we have not previously engaged;
•	potential unfavorable reaction to our strategic alliance, acquisition, disposition or joint venture strategy by our customers, counterparties, and employees;
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

•

reduction in availability of financing due to tightened credit markets or credit ratings downgrades or defaults by us, in connection with strategic alliances, acquisitions, dispositions, joint ventures and other growth opportunities;

•	a significant increase in the level of our indebtedness in order to generate cash resources that may be required to effect acquisitions;
•

dilution resulting from any issuances of shares of our Class A common stock or limited partnership units in connection with strategic alliances, acquisitions, joint ventures and other growth opportunities in the event that these arrangements are amended or terminated;

•	a reduction of the diversification of our businesses resulting from any dispositions;
•	the necessity of replacing certain individuals and functions that are sold in dispositions;
•	the cost of rebranding and the impact on our market awareness of dispositions;
•	adverse effects on our liquidity as a result of payment of cash resources and/or issuance of shares of our Class A common stock or limited partnership units;
•	the impact of any reduction in our asset base resulting from dispositions on our ability to obtain financing or the terms thereof; and
•	a lag in the realization of financial benefits from these transactions and arrangements.

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

In addition, the acquisition of regulated firms generally requires the consent of the home jurisdiction regulator in which the target is domiciled and those jurisdictions in which the target has regulated subsidiaries. In certain circumstances, one or more of these regulators may withhold their consent, impose restrictions or make their consent subject to conditions which may result in increased costs or delays.

Any future growth will be partially dependent upon the continued availability of suitable transactional candidates at favorable prices and upon advantageous terms and conditions, which may not be available to us, as well as sufficient liquidity and credit to fund these transactions. Future transactions and any necessary related financings also may involve significant transaction-related expenses, which include payment of break-up fees, assumption of liabilities, including compensation, severance, lease termination, and other restructuring costs, and transaction and deferred financing costs, among others. In addition, there can be no assurance that such transactions will be accretive or generate favorable operating margins. The success of these transactions will also be determined in part by the ongoing performance of the acquired companies and the acceptance of acquired employees of our equity-based compensation structure and other variables which may be different from the existing industry standards or practices at the acquired companies.

We will need to successfully manage the integration of recent acquisitions and future growth effectively. The integration and additional growth may place a significant strain upon our management, administrative, operational, financial reporting, internal control and compliance infrastructure. Our ability to grow depends upon our ability to successfully hire, train, supervise and manage additional employees, expand our management, administrative, operational, financial reporting, compliance and other control systems effectively, allocate our human resources optimally, maintain clear lines of communication between our transactional and management functions and our finance and accounting functions, and manage the pressure on our management, administrative, operational, financial reporting, compliance and other control infrastructure. Additionally, managing future growth may be difficult due to our new geographic locations, markets and business lines. As a result of these risks and challenges, we may not realize the full benefits that we anticipate from strategic alliances, acquisitions, joint ventures or other growth opportunities. There can be no assurance that we will be able to accurately anticipate and respond to the changing demands we will face as we integrate and continue to expand our operations, and we may not be able to manage growth effectively or to achieve growth at all. Any failure to manage the integration of acquisitions and other growth opportunities effectively could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

From time to time, we may also seek to dispose of portions of our businesses, or otherwise reduce our ownership, each of which could materially affect our cash flows and results of operations. Dispositions involve significant risks and uncertainties, such as ability to sell such businesses on satisfactory price and terms and in a timely manner (including long and costly sales processes and the possibility of lengthy and potentially unsuccessful attempts by a buyer to receive required regulatory approvals), or at all, disruption to other parts of the businesses and distraction of management, loss of key employees or customers, exposure to unanticipated liabilities or ongoing obligations to support the businesses following such dispositions. In addition, if such dispositions are not completed for any reason, the market price of our Class A common stock may reflect a market assumption that such transactions will occur, and a failure to complete such transactions could result in a decline in the market price of our Class A common stock. As a result of these factors, any disposition (whether or not completed) could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

Liquidity, Funding and Indebtedness

Liquidity is essential to our businesses, and insufficient liquidity could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

Liquidity is essential to our businesses. Failures of financial institutions have often been attributable in large part to insufficient liquidity. Perceived liquidity issues may affect the willingness of our customers and counterparties to engage in transactions with us. While we maintain adequate liquidity as well as access to short-term and long-term funding necessary to support our ongoing business needs, and have also taken steps to reduce the level of cash expenditures over the last year, our liquidity position could be impaired due to circumstances that we may be unable to control, such as a general market disruption or idiosyncratic events that affect our trading customers or counterparties, other third parties or us, or a decrease in the market value of marketable securities, and other investments held on our balance sheet.

We are a holding company with no direct operations. We conduct substantially all of our operations through our operating subsidiaries. We do not have any material assets other than our direct and indirect ownership in the equity of our subsidiaries and their respective operating subsidiaries. As a result, our operating cash flow and our liquidity position are dependent upon the earnings of our subsidiaries. In addition, we are dependent on the distribution of earnings, loans or other payments by our subsidiaries to us. In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to any of our subsidiaries, we, as an equity owner of such subsidiary, and therefore holders of our securities, including our notes, will be subject to the prior claims of such subsidiary’s creditors, including trade creditors, and any preferred equity holders. Any dividends declared by us, any payment by us of our indebtedness or other expenses, and all applicable taxes payable in respect of our net taxable income, if any, are paid from cash on hand and funds received from distributions, dividends, loans and/or other payments, primarily from our subsidiaries. Regulatory, tax restrictions or elections, and other legal or contractual restrictions may limit our ability to transfer funds freely from our subsidiaries. In particular, many of our subsidiaries, including our brokerage subsidiaries, are subject to laws, regulations, and self-regulatory organization rules that authorize regulatory bodies to block or reduce the flow of funds to a holding company, or that prohibit such transfers altogether in certain circumstances. These laws, regulations and rules may hinder our ability to access funds that we may need to meet our obligations. Certain debt and security agreements entered into by our subsidiaries contain various restrictions, including restrictions on payments by our subsidiaries to us and the transfer by our subsidiaries of assets pledged as collateral. To the extent that we need funds to pay dividends, and purchase shares or purchase limited partnership units, repay indebtedness and meet other expenses, or to pay taxes on our share of BGC U.S. OpCo’s and BGC Global OpCo’ s net taxable income, and BGC U.S. OpCo, BGC Global OpCo and their respective subsidiaries are restricted from making such distributions or dividends under applicable law, regulations, or agreements, or are otherwise unable to provide such funds, it could materially adversely affect our businesses, financial condition, results of operations and prospects, including our ability to maintain adequate liquidity or to raise additional funding, including through access to the debt and equity capital markets.

Our ability to raise funding in the long-term or short-term debt capital markets or the equity capital markets, or to access lending markets, has in the past been and could in the future be adversely affected by conditions in the U.S. and international economy and markets, or idiosyncratic events, with the cost and availability of funding adversely affected by wider credit spreads, changes in interest rates and dislocations in capital markets, as well as various business, governance, tax, accounting, and other considerations. To the extent we are unable to access the debt capital markets on acceptable terms in the future, we may seek to raise funding and capital through equity issuances or other means.

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

Our funding base consists of longer-term capital (equity, notes payable and collateralized borrowings), shorter-term liabilities and accruals that are a natural outgrowth of specific assets and/or our business model, such as matched fails and accrued compensation. We may need to access short-term funding sources in order to meet a variety of business needs from time to time, including, but not limited to, financing acquisitions as well as, ongoing business operations or activities such as hiring or retaining brokers, providing liquidity and funding fails, including in situations where we may not be able to access the capital markets in a timely manner when desired by us. While we have a Revolving Credit Agreement in place, to the extent that our capital or other needs exceed the capacity of our existing funding sources or we are not able to access any of these sources, this could have a material adverse effect on our business, financial condition, results of operations and prospects.

Contingent liquidity needs are largely limited to potential cash collateral that may be needed to meet regulatory requirements and clearing bank, clearinghouse and exchange margins and/or to fund fails. A significant portion of our cash is held in our largest regulated entities, and we believe that cash in and available to these entities, inclusive of financing provided by clearing banks, is adequate for potential cash demands of normal operations such as margin or funding fails.

We are subject to risks associated with the current interest rate environment, and changes in interest rates may increase the cost of our debt financing.

Since the economic downturn that began in mid-2007, interest rates have remained low. Because longer-term inflationary pressure may result in the future, we may experience rising interest rates and increased debt refinancing costs.

Some of our borrowings have variable interest rates. As a result, a change in market interest rates could have a material adverse effect on our interest expense. In periods of rising interest rates, our cost of funds will increase, which could reduce our net income. In an effort to limit our exposure to interest rate fluctuations, we may rely on interest rate hedging or other interest rate risk management activities. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the use of alternative reference rates.

As of December 31, 2019, we had approximately $68.9 million of indebtedness outstanding, out of a total $350 million Revolving Credit Agreement, that is indexed to LIBOR. LIBOR is the rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. In July 2017, the head of the FCA announced the desire to phase out the use of LIBOR by the end of 2021. At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the U.K. or elsewhere. As such, the potential effect of any such event on our cost of capital and interest expense cannot yet be determined.

The possible withdrawal and replacement of LIBOR with alternative benchmarks also introduces a number of risks for us, our clients and the financial services industry more widely. Globally, vast amounts of loans, securities, derivatives and other financial instruments are linked to the LIBOR benchmark, and any failure by market participants and regulators to successfully introduce benchmark rates to replace LIBOR and implement effective transitional arrangements to address the discontinuation of LIBOR could result in disruption in the global financial markets in which we do business and suppress capital markets activities and trading volume. We may also be subject to legal implementation risks, as extensive changes to documentation for new and existing clients may be required, and operational risks due to the potential requirement to adapt information technology systems and operational processes to address the withdrawal and replacement of LIBOR.

In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, the use of various alternative rates, and disruption in the financial markets which rely on the availability of a broadly accepted reference rate, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We have debt, which could adversely affect our ability to raise additional capital to fund our operations and activities, limit our ability to react to changes in the economy or our businesses, expose us to interest rate risk, impact our ability to obtain or maintain favorable credit ratings and prevent us from meeting or refinancing our obligations under our indebtedness.

Our indebtedness, which at December 31, 2019 was $1,142.7 million, may have important, adverse consequences to us and our investors, including:

•

it may limit our ability to borrow money, dispose of assets or sell equity to fund our working capital, capital expenditures, dividend payments, debt service, strategic initiatives or other obligations or purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in the economy, the markets, regulatory requirements, our operations or businesses;
•	it may impact our ability to obtain or maintain favorable credit ratings;
•	it may expose us to a rising interest rate environment when we need to refinance our debt;
•	our financial leverage may be higher than some of our competitors, which may place us at a competitive disadvantage;
•	it may make us more vulnerable to downturns in the economy or our businesses;
•	it may require a substantial portion of our cash flow from operations to make interest payments;
•	it may make it more difficult for us to satisfy other obligations;
•

it may increase the risk of a future downgrade of our credit ratings or otherwise impact our ability to obtain or maintain investment-grade credit ratings, which could increase future debt costs and limit the future availability of debt financing;

•

we may not be able to borrow additional funds or refinance existing debt as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase shares of our Class A common stock and purchase limited partnership units; and

•

there would be a material adverse effect on our businesses, financial condition, results of operations and prospects if we were unable to service our indebtedness or obtain additional financing or refinance our existing debt on terms acceptable to us.

To the extent that we incur additional indebtedness or seek to refinance our existing debt the risks described above could increase. In addition, our actual cash requirements in the future may be greater than expected and may impact the rate at which we make payments of obligations or occur additional obligations. Our cash flow from operations may not be sufficient to service our outstanding debt or to repay the outstanding debt as it becomes due, and we may not be able to borrow money, dispose of assets or otherwise raise funds on acceptable terms, or at all, to service or refinance our debt.

We are dependent upon the availability of adequate funding and sufficient regulatory capital and clearing margin. Clearing margin is the amount of cash, guarantees or similar collateral that we must provide or deposit with our third-party clearing organizations in support of our obligations under contractual clearing arrangements with these organizations. Historically, these needs have been satisfied from internally generated funds and proceeds from debt and equity financings. We have also relied on arrangements with Cantor to clear our transactions in U.S. Treasury and U.S. government agency products under the clearing agreement we entered into with Cantor in November 2008. Although we have historically been able to raise debt on acceptable terms, if for any reason we need to raise additional funds, including in order to meet regulatory capital requirements and/or clearing margin requirements arising from growth in our brokerage businesses, to complete acquisitions or otherwise, we may not be able to obtain additional financing when needed. If we cannot raise additional funds on acceptable terms, we may not be able to develop or enhance our businesses, take advantage of future growth opportunities or respond to competitive pressure or unanticipated requirements.

We may incur substantially more debt or take other actions which would intensify the risks discussed herein.

We may incur substantial additional debt in the future, some of which may be secured debt. Under the terms of our existing debt, we are permitted under certain circumstances to incur additional debt, grant liens on our assets to secure existing or future debt, recapitalize our debt or take a number of other actions that could have the effect of diminishing our ability to make payments on our debt when due. To the extent that we borrow additional funds, the terms of such borrowings may include higher interest rates, more stringent financial covenants, change of control provisions, make-whole provisions or other terms that could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

Our Revolving Credit Agreement contains restrictions that may limit our flexibility in operating our businesses.

Our Revolving Credit Agreement contains covenants that could impose operating and financial restrictions on us, including restrictions on our ability to, among other things and subject to certain exceptions:

•	create liens on certain assets;
•	incur additional debt;
•	make significant investments and acquisitions;
•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•	dispose of certain assets;
•	pay additional dividends on or make additional distributions in respect of our capital stock or make restricted payments;
•	repurchase shares of our Class A common stock or purchase limited partnership units;
•	enter into certain transactions with our affiliates; and
•	place restrictions on certain distributions from subsidiaries.

Indebtedness that we may enter into in the future, if any, could also contain similar or additional covenants or restrictions. Any of these restrictions could limit our ability to adequately plan for or react to market conditions and could otherwise restrict certain of our corporate activities. Any material failure to comply with these covenants could result in a default under the Revolving Credit Agreement as well as instruments governing our future indebtedness. Upon a material default, unless such default were cured by us or waived by lenders in accordance with the Revolving Credit Agreement, the lenders under such agreement could elect to invoke various remedies under the agreement, including potentially accelerating the payment of unpaid principal and interest, terminating their commitments or, however unlikely, potentially forcing us into bankruptcy or liquidation. In addition, a default or acceleration under such agreement could trigger a cross default under other agreements, including potential future debt arrangements. Although we believe that our operating results will be more than sufficient to meet all of these obligations, including potential future indebtedness, no assurance can be given that our operating results will be sufficient to service our indebtedness or to fund all of our other expenditures or to obtain additional or replacement financing on a timely basis and on reasonable terms in order to meet these requirements when due.

Credit ratings downgrades or defaults by us could adversely affect us.

Our credit ratings and associated outlooks are critical to our reputation and operational and financial success. Our credit ratings and associated outlooks are influenced by a number of factors, including: operating environment, regulatory environment, earnings and profitability trends, the rating agencies’ view of our funding and liquidity management practices, balance sheet size/composition and resulting leverage, cash flow coverage of interest, composition and size of the capital base, available liquidity, outstanding borrowing levels, our competitive position in the industry, our relationships in the industry, our relationship with Cantor, acquisitions or dispositions of assets and other matters. A credit rating and/or the associated outlook can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances of that company or related companies warrant such a change. Any adverse ratings change or a downgrade in the credit ratings of BGC, Cantor or any of their other affiliates, and/or the associated ratings outlooks could adversely affect the availability of debt financing to us on acceptable terms, as well as the cost and other terms upon which we may obtain any such financing. In addition, our credit ratings and associated outlooks may be important to clients of ours in certain markets and in certain transactions. A company’s contractual counterparties may, in certain circumstances, demand collateral in the event of a credit ratings or outlook downgrade of that company. Further, interest rates, including with respect to our 5.375% Senior Notes due 2023 and 3.750% Senior Notes, may increase in the event that our ratings decline.

As of December 31, 2019, BGC Partners’ public long-term credit ratings were BBB- and the associated outlooks were stable from both Fitch Ratings Inc. and Standard & Poor’s. No assurance can be given that the credit ratings will remain unchanged in the future. Any additional indebtedness that we incur, as well as any negative change to our credit ratings and associated outlooks, may restrict our ability to raise additional capital or refinance debt on favorable terms, and consequently. any resulting impacts on our funding access, liquidity or creditworthiness perception among our clients, counterparties, lenders, investors, or other market participants, could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

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

We may incur substantial additional debt in the future, some of which may be secured debt. We are not restricted under the terms of the indentures governing our 5.125% Senior Notes, 5.375% Senior Notes due 2023 and 3.750% Senior Notes from incurring additional debt, securing existing or future debt (with certain exceptions, including to the extent already secured), recapitalizing our debt or taking a number of other actions that are not limited by the terms of our debt instruments that could have the effect of diminishing our ability to make payments on our debt when due.

We may not have the funds necessary to repurchase our 5.125% Senior Notes, 5.375% Senior Notes due 2023 or 3.750% Senior Notes upon a change of control triggering event as required by the indentures governing these notes.

Upon the occurrence of a “change of control triggering event” (as defined in the indentures governing the 5.125% Senior Notes, the 5.375%, Senior Notes due 2023 and the 3.750% Senior Notes), unless we have exercised our right to redeem such notes, holders of the notes will have the right to require us to repurchase all or any part of their notes at a price in cash equal to 100% of the then-outstanding aggregate principal amount of the notes repurchased plus accrued and unpaid interest, if any. There can be no assurance that we would have sufficient, readily available financial resources, or would be able to arrange financing, to repurchase the 5.125% Senior Notes, the 5.375% Senior Notes due 2023 or the 3.750% Senior Notes upon a “change of control triggering event.” A failure by us to repurchase the notes when required would result in an event of default with respect to the notes. In addition, such failure may also constitute an event of default and result in the effective acceleration of the maturity of our other then-existing indebtedness.

The requirement to offer to repurchase the 5.125% Senior Notes, the 5.375% Senior Notes due 2023 and the 3.750% Senior Notes upon a “change of control triggering event” may delay or prevent an otherwise beneficial takeover attempt of us.

The requirement to offer to repurchase the 5.125% Senior Notes, the 5.375% Senior Notes due 2023 and the 3.750% Senior Notes upon a “change of control triggering event” may in certain circumstances delay or prevent a takeover of us and/or the removal of incumbent management that might otherwise be beneficial to investors in our Class A common stock.

Possible Restructuring of Partnership into a Corporation

The possible restructuring of our partnership into a corporation is subject to various risks and uncertainties, may not be completed in the anticipated timeline, or at all, may not achieve the anticipated benefits, and will involve significant time and expense, potential tax or accounting charges and management attention, which could negatively impact our businesses, financial condition, results of operations and prospects.

We have previously announced that we are studying the possible restructuring our partnership into a corporation, which should simplify our organizational structure. We expect to submit a proposal to the Board and relevant committees before our first quarter 2020 earnings call. Upon their review and assuming their approval, our current target is to be positioned to begin executing a conversion around the end of the third quarter of 2020, and would expect to complete the execution around year end.

Any such restructuring is subject to various risks and uncertainties. There can be no assurance as to whether management will make a proposal in the anticipated timeframe, or at all, or whether the Board will accept management’s proposal, whether the restructuring will be completed in accordance with the expected timeline or whether it will achieve its anticipated benefits. Other factors such as changes in legal, tax, regulatory, political or other regimes could impact the potential transaction. If such transaction is completed, there can be no assurance that (i) our brokers and other employees, the rating agencies, our lenders, our bondholders, our investors, our counterparties, our clients, or others will view our new structure favorably, (ii) that the new structure will have the expected retentive effect on said employees or (iii) it will have the expected impact on our GAAP or non-GAAP results, cash position, cash or non-cash accounting charges, or other factors. Furthermore, the restructuring will involve significant time, expense and management attention. Any of these factors or others could negatively affect our businesses, financial condition, results of operations and prospects.

Risks Related to the Spin-Off

We may not yet be able to achieve some or all of the expected benefits of the Spin-Off.

We may not be able to achieve the full strategic and financial benefits to us that were anticipated to result from the Spin-Off in a timely manner, or at all. These benefits include the following:

•

improving strategic planning, increasing management focus and streamlining decision-making by providing the flexibility for us to implement our strategic plans and to respond more effectively to different customer needs and the changing economic environment; and

•	allowing our businesses to adopt a capital structure, investment policy and dividend policy best suited to our financial profile and business needs.

We may not achieve the anticipated benefits of the Spin-Off for a variety of reasons. Such additional risks and uncertainties may include the following:

•

the price of our Class A common stock has declined following the Spin-Off and may continue to fluctuate significantly in response to developments or restrictions relating to the Spin-Off, our financial reporting following the Spin-Off as well as other market forces, actions or market speculation regarding the Spin-Off or other transactions;

•	our financial results may be harmed, and our ability to execute effectively upon our business plans may be affected adversely, by the competing demands on management’s time and attention;
•	we may be adversely affected by competition from larger companies and a loss of purchasing power as a result of the reduction in our size relative to our businesses prior to the Spin-Off;
•

we may encounter difficulties obtaining sufficient debt financing to restructure our debt or to operate or expand our businesses, and we may incur a higher cost of capital as a result of the reduction of our asset base following the Spin-Off;

•	we may incur substantial increases in general and administrative expense associated with the need to retain and compensate third-party consultants and advisors (including legal counsel); and
•	we may encounter difficulties in maintaining relationships or arrangements with customers, key suppliers, and other parties as a result of the Spin-Off.

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

As a result of the Spin-Off, we may not be able to execute transactions that are outside of Treasury Regulations safe harbors.

Under current law, a spin-off can be rendered taxable to the parent corporation and its stockholders as a result of certain post-spin-off acquisitions of shares or assets of the spun-off corporation. For example, a spin-off may result in taxable gain to the parent corporation under Section 355(e) of the Code if the spin-off were later deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, shares representing a 50% or greater interest (by vote or value) in the spun-off corporation. To preserve the tax-free treatment of the Spin-Off, and in addition to our other indemnity obligations, the tax matters agreement between us and Newmark restricts us, through the end of the two-year period following the Spin-Off which expires on November 30, 2020, except in specific circumstances, from: (i) entering into any transaction pursuant to which all or a portion of the shares of our common stock would be acquired, whether by merger or otherwise, (ii) issuing equity securities beyond certain thresholds, (iii) repurchasing shares of our common stock other than in certain open-market transactions, and (iv) ceasing to actively conduct certain of our businesses. The tax matters agreement also prohibits us from taking or failing to take any other action that would prevent the Spin-Off and certain related transactions from qualifying as transactions that are generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. These restrictions have placed some constraints on the extent to which we may make equity issuances or repurchases in connection with compensatory and other arrangements, and, in the absence of the availability of a safe harbor under applicable Treasury Regulations, may continue to do so and may limit our ability to pursue strategic transactions or other transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business.

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

We may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the rights of others or defend against claims of infringement or invalidity. Any such claims or litigation, whether successful or unsuccessful, could result in substantial costs, and the diversion of resources and the attention of management, any of which could materially negatively affect our businesses. Responding to these claims could also require us to enter into royalty or licensing agreements with the third parties claiming infringement, stop selling or redesign affected products or services or pay damages on our own behalf or to satisfy indemnification commitments with our customers. Such royalty or licensing agreements, if available, may not be available on terms acceptable to us, and may negatively affect our business, financial condition, results of operations and prospects.

If our licenses from third parties are terminated or adversely changed or amended or contain material defects or errors, or if any of these third parties were to cease doing business or if products or services offered by third parties were to contain material defects or errors, our ability to operate our businesses may be materially adversely affected.

We license databases and software from third parties, much of which is integral to our systems and our businesses. The licenses are terminable if we breach our obligations under the license agreements. If any material licenses were terminated or adversely changed or amended, if any of these third parties were to cease doing business or if any licensed software or databases licensed by these third parties were to contain material defects or errors, we may be forced to spend significant time and money to replace the licensed software and databases, and our ability to operate our businesses may be materially adversely affected. Further, any errors or defects in third-party services or products (including hardware, software, databases, cloud computing and other platforms and systems) or in services or products that we develop ourselves, could result in errors in, or a failure of our services or products, which could harm our businesses. Although we take steps to locate replacements, there can be no assurance that the necessary replacements will be available on acceptable terms, if at all. There can be no assurance that we will have an ongoing license to use all intellectual property which our systems require, the failure of which could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

IT Systems and Cyber-Security Risks

Defects or disruptions in our technology or services could diminish demand for our products and services and subject us to liability.

Because our technology, products and services are complex and use or incorporate a variety of computer hardware, software and databases, both developed in-house and acquired from third party vendors, our technology, products and services may have errors or defects. Errors and defects could result in unanticipated downtime or failure, and could cause financial loss and harm to our reputation and our business. We have from time to time found defects and errors in our technology, products and service and defects and errors in our technology, products or services may be detected in the future. In addition, our customers may use our technology, products and services in unanticipated ways that may cause a disruption for other customers. As we acquire companies, we may encounter difficulty in incorporating the acquired technologies, products and services, and maintaining the quality standards that are consistent with our technology, products and services. Since our customers use our technology, products and services for important aspects of their businesses and for financial transactions, any errors, defects, or disruptions in such technology, products and services or other performance problems with our technology, products and services could subject our customers to financial loss and hurt our reputation.

If we experience computer systems failures, delays in service, business interruptions or capacity constraints, our ability to conduct our business operations could be materially harmed.

If we experience computer systems failures, delays in service, business interruptions or capacity constraints, our ability to conduct our business operations could be harmed. Our systems, networks, infrastructure and other operations, in particular our platforms and solutions, are vulnerable to impact or interruption from a wide variety of causes, including: irregular or heavy use of our platforms and related solutions during peak trading times or at times of increased market volatility, power or telecommunications failures, acts of God or war, weather-related events, terrorist attacks, human error, natural disasters, fire, power loss, sabotage, hardware or software malfunctions or defects, malicious cyberattacks or cyber incidents, such as unauthorized access, ransomware, loss or destruction of data, computer viruses or other malicious code, intentional acts of vandalism and similar events and the loss or failure of systems over which we have no control, such as loss of support services from critical third-party providers. Any system or network failure that causes an interruption in products or services or decreases our responsiveness of our service, including failures caused by customer error or misuse of our systems, could damage our reputation, businesses and brand name.

We support and maintain many of our computer systems and networks internally. Our failure to monitor or maintain these systems and networks or, if necessary, to find a replacement for this technology in a timely and cost-effective manner, could have a material adverse effect on our ability to conduct our business operations.

Although all of our business critical systems have been designed and implemented with fault tolerant and/or redundant clustered hardware and diversely routed network connectivity, our redundant systems or disaster recovery plans may prove to be inadequate. Although we operate four geographically disparate main data centers, they could be subject to failure due to environmental factors, power outage and other factors. We may be subject to system failures, delays in service, business interruptions and outages which might impact our revenues and relationships with customers. In addition, we will be subject to risk in the event that systems of our customers, business partners, counterparties, vendors, and other third parties, including exchanges and clearing organizations, are subject to failures and outages.

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

In addition, high-profile system failures in the electronic financial services industry, whether or not involving us directly, could negatively impact our businesses. If system failures in the industry occur, it is possible that confidence in the electronic financial services industry could diminish, leading to materially decreased trading volumes and revenues.

Malicious cyber-attacks and other adverse events affecting our operational systems or infrastructure, or those of third parties, could disrupt our businesses, result in the disclosure of confidential information, damage our reputation and cause losses or regulatory penalties.

Our businesses require us to process and monitor, on a daily basis, a very large number of transactions, many of which are highly complex, across numerous and diverse markets in many currencies. Developing and maintaining our operational systems and infrastructure are challenging, particularly as a result of us and our clients entering into new businesses, jurisdictions and regulatory regimes, rapidly evolving legal and regulatory requirements and technological shifts. Our financial, accounting, data processing or other operating and compliance systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including malicious cyber-attack or other adverse events, which may adversely affect our ability to process these transactions or provide services or products.

In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take protective measures, such as software programs, firewalls and similar technology, to maintain the confidentiality, integrity and availability of our and our customers’ information, and endeavor to modify these protective measures as circumstances warrant, the nature of cyber threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential customer information), account takeovers, unavailability or disruption of service, computer viruses, acts of vandalism, or other malicious code, cyber-attack and other adverse events that could have an adverse security impact. Despite the defensive measures we have taken, these threats may come from external forces, such as governments, nation-state actors, organized crime, hackers, and other third parties, including outsource or infrastructure-support providers and application developers, or may originate internally from within us. Given the high volume of transactions, certain errors may be repeated or compounded before they are discovered and rectified.

We also face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including vendors, customers, counterparties, exchanges, clearing agents, clearinghouses or other financial intermediaries. Such parties could also be the source of a cyber-attack on or breach of our operational systems, network, data or infrastructure.

There have been an increasing number of cyber-attacks in recent years in various industries, including ours, and cyber-security risk management has been the subject of increasing focus by our regulators. The techniques used in these attacks are increasingly sophisticated, change frequently and are often not recognized until launched. If one or more cyber-attacks occur, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, as well as our customers’ or other third parties’ operations, which could result in reputational damage, financial losses, customer dissatisfaction and/or regulatory penalties, which may not in all cases by covered by insurance. If an actual, threatened or perceived cyber-attack or breach of our security occurs, our clients could lose confidence in our platforms and solutions, security measures and reliability, which would materially harm our ability to retain existing clients and gain new clients. As a result of any such attack or breach, we may be required to expend significant resources to repair system, network or infrastructure damage and to protect against the threat of future cyber-attacks or security breaches. We could also face litigation or other claims from impacted individuals as well as substantial regulatory sanctions or fines.

The extent of a particular cyber- attack and the steps that we may need to take to investigate the attack may not be immediately clear, and it may take a significant amount of time before such an investigation can be completed and full and reliable information about the attack is known. While such an investigation is ongoing, we may not necessarily know the full extent of the harm caused by the cyber-attack, and any resulting damage may continue to spread. Furthermore, it may not be clear how best to contain and remediate the harm caused by the cyber-attack, and certain errors or actions could be repeated or compounded before they are discovered and remediated. Any or all of these factors could further increase the costs and consequences of a cyber-attack.

Our regulators in recent years have increased their examination and enforcement focus on all matters of our businesses, especially matters relating to cyber-security threats, including the assessment of firms’ vulnerability to cyber-attacks. In particular, regulatory concerns have been raised about firms establishing effective cyber-security governance and risk management policies, practices and procedures that enable the identification of risks, testing and monitoring of the effectiveness of such procedures and adaptation to address any weaknesses; protecting firm networks and information; data loss prevention, identifying and addressing risk associated with remote access to client information and fund transfer requests; identifying and addressing risks associated with customers business partners, counterparties, vendors, and other third parties, including exchanges and clearing organizations; preventing and detecting unauthorized access or activities; adopting effective mitigation and business continuity plans to timely and effectively address the impact of cyber-security breaches; and establishing protocols for reporting cyber-security incidents. As we enter new jurisdictions or different product area verticals, we may be subject to new areas of risk or to cyber-attacks in areas in which we have less familiarity and tools. A technological breakdown could also interfere with our ability to comply with financial reporting requirements. The SEC has issued guidance stating that, as a public company, we are expected to have controls and procedures that relate to cybersecurity disclosure, and are required to disclose information relating to certain cyber-attacks or other information security breaches in disclosures required to be made under the federal securities laws. While any insurance that we may have that covers a specific cyber-security incident may help to prevent our realizing a significant loss from the incident, it would not protect us from the effects of adverse regulatory actions that may result from the incident or a finding that we had inadequate cyber-security controls, including the reputational harm that could result from such regulatory actions.

Additionally, data privacy is subject to frequently changing rules and regulations in countries where we do business. For example, the EU adopted a new regulation that became effective in May 2018, the GDPR, which requires entities both in the European Economic Area and outside to comply with new regulations regarding the handling of personal data. We are also subject to certain U.S. federal and state laws governing the protection of personal data. These laws and regulations are increasing in complexity and number. In addition to the increased cost of compliance, our failure to successfully implement or comply with appropriate processes to adhere to the GDPR and other laws and regulations relating to personal data could result in substantial financial penalties for non-compliance, expose us to litigation risk and harm our reputation.

Natural Disasters, Weather-Related Events, Terrorist Attacks, and Other Disruptions to Infrastructure

Our ability to conduct our businesses may be materially adversely impacted by catastrophic events, including natural disasters, pandemics and other international health emergencies, weather-related events, terrorist attacks, and other disruptions.

We may encounter disruptions involving power, communications, transportation or other utilities or essential services depended on by us or by third parties with whom we conduct business. This could include disruptions as the result of natural disasters, pandemics, other international health emergencies, or weather-related or similar events (such as fires, hurricanes, earthquakes, floods, landslides and other natural conditions including the effects of climate change), political instability, labor strikes or turmoil, or terrorist attacks. For example, during 2012, our own operations at that time in the northeastern U.S., and in particular New York City, were impacted by Hurricane Sandy, in some cases significantly. Similarly, in 2017, 2018 and 2019, several parts of the U.S., including Texas, Florida, the Carolinas and Puerto Rico, sustained significant damage from hurricanes and California sustained significant damage from wildfires and landslides. Additionally, Australia sustained significant damage from wildfires in recent years. In 2020, China and other countries have experienced the spread of the coronavirus pandemic. Similar potential disruptions may occur in any of the locations in which we, our counterparties or our customers do business. We continue to assess the potential impact on our counterparties and customers of such events, and what impact, if any, these events could have on our businesses, financial condition, results of operations and prospects.

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

Environmental Liabilities and Regulations; Climate Risks; Sustainability

Our operations are affected by federal, state and/or local environmental laws in the jurisdictions in which we maintain office space for our operations and we may face liability with respect to environmental issues occurring at properties that we occupy.

We face additional costs from rising costs of environmental compliance, which make it more expensive to operate our corporate offices. Our operations are generally conducted within leased office building space, and, accordingly, we do not currently anticipate that regulations restricting the emissions of greenhouse gases, or taxes that may be imposed on their release, would result in material costs or capital expenditures. However, we cannot be certain about the extent to which such regulations will develop as there are higher levels of understanding and commitments by different governments in the U.S. and around the world regarding risks related to the climate and how they should be mitigated.

Low environmental, social and governance (“ESG”) or sustainability scores could result in reduced holdings or possibly the exclusion of our Class A common shares from consideration by certain investment funds, certain investors or customers.

Certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed scores and ratings to evaluate companies and investment funds based upon ESG or “sustainability” metrics. Currently, there are no universal standards for such scores or ratings, but the importance of sustainability evaluations is becoming more broadly accepted by investors and shareholders. Indeed, many potential customers or investment funds focus on positive ESG business practices and sustainability scores when making investments or business decisions. In addition, certain investors, particularly certain institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with companies to require improved ESG disclosure or performance. Moreover, certain members of the broader investment community may consider a company’s ESG scores as a reputational or other factor in making an investment or business decision. Consequently, low ESG scores could result in exclusion of our Company’s Class A common stock from consideration by certain investment funds, a lowered amount of investments in the Company, reduced business opportunities for the Company, engagement by investors seeking to improve such scores.

Key Personnel and Employees

Our ability to retain our key employees and the ability of certain key employees to devote adequate time and attention to us are critical to the success of our businesses, and failure to do so may materially adversely affect our businesses, financial condition, results of operations and prospects.

Our people are our most important resource. We must retain the services of our key employees and strategically recruit and hire new talented employees to attract customer transactions that generate most of our revenues.

Howard W. Lutnick, who serves as our Chief Executive Officer and as Chairman of us and Newmark, is also the Chairman of the Board, President and Chief Executive Officer of Cantor and President of CFGM, the managing partner of Cantor. Stephen M. Merkel, who serves as our Executive Vice President and General Counsel, is employed as Executive Managing Director, General Counsel and Secretary of Cantor and Executive Vice President and Chief Legal Officer of Newmark. In addition, Messrs. Lutnick and Merkel also hold offices at various other affiliates of Cantor. These two key employees are not subject to employment agreements with us or any of our subsidiaries. Our Board appointed Steven Bisgay as our Chief Financial Officer, effective January 1, 2020. Mr. Bisgay previously served as the Chief Financial Officer of Cantor. While Mr. Bisgay will no longer be involved in Cantor’s operating businesses, including its investment bank and broker-dealer. Mr. Bisgay will continue to oversee overlapping functions such as bondholder, lender, and rating agency relations at Cantor and its affiliates, including Newmark.

Currently, Mr. Lutnick and Mr. Merkel each typically spends at least 50% of his time on our matters, and Mr. Bisgay is expected to spend a significant majority of his time on our matters. These percentages may vary depending on business developments at us or Newmark or Cantor or any of our or Cantor’s other affiliates. As a result, these key employees (and others in key executive or management roles whom we may hire from time to time) dedicate only a portion of their professional efforts to our businesses and operations, and there is no contractual obligation for them to spend a specific amount of their time with us and/or Cantor and its affiliates. These key employees may not be able to dedicate adequate time and attention to our businesses and operations, and we could experience an adverse effect on our operations due to the demands placed on our management team by their other professional obligations. In addition, these key employees’ other responsibilities could cause conflicts of interest with us.

The BGC Holdings limited partnership agreement and the Newmark Holdings limited partnership agreement to the extent that our executive officers and employees continue to hold Newmark Holdings limited partnership units following the Spin-Off, which includes non-competition and other arrangements applicable to our key employees who are limited partners of BGC Holdings and/or Newmark Holdings, may not prevent our key employees, including Messrs. Lutnick, Merkel and Bisgay, whose employment by Cantor is not subject to these provisions in the limited partnership agreement, from resigning or competing against us.

In addition, our success has largely been dependent on the efforts of Mr. Lutnick and our President, Shaun Lynn, and other executive officers. Should Mr. Lutnick leave or otherwise become unavailable to render services to us, control of us would likely pass to Cantor, and indirectly pass to the then-controlling stockholder of CFGM (which is Mr. Lutnick), Cantor’s managing general partner, or to such other managing general partner as CFGM would appoint, and as a result control could remain with Mr. Lutnick. If any of our key employees were to join an existing competitor, form a competing company, offer services to Cantor or any affiliates that compete with our products, services or otherwise leave us, some of our customers could choose to use the services of that competitor or another competitor instead of our services, which could adversely affect our revenues and as a result could materially adversely affect our businesses, financial condition, results of operations and prospects.

Internal Controls

If we fail to implement and maintain an effective internal control environment, our operations, reputation and stock price could suffer, we may need to restate our financial statements, and we may be delayed or prevented from accessing the capital markets.

We are subject to the requirements of the Sarbanes-Oxley Act of 2002 and the applicable SEC rules and regulations that require an annual management report on our internal controls over financial reporting and an audit report by our independent registered public accounting firm on our internal controls. The management report includes, among other matters, management’s assessment of the effectiveness of our internal controls over financial reporting.

Internal controls over financial reporting, no matter how well designed, has inherent limitations. Therefore, controls determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As such, we could lose investor confidence in the accuracy and completeness of our financial reports, which may have a material adverse effect on our reputation and stock price.

Our ability to identify and remediate any material weaknesses in our internal controls over financial reporting could affect our ability to prepare financial reports in a timely manner, control our policies, procedures, operations, and assets, assess and manage our operational, regulatory, and financial risks, and integrate our acquired businesses. Similarly, we need to effectively manage any growth that we achieve in such a way as to ensure continuing compliance with all applicable control, financial reporting, and legal and regulatory requirements. Any failures to ensure full compliance with control and financial reporting requirements could result in restatement, delay or prevent us from accessing the capital markets, and harm our reputation and the market price for our Class A common stock.

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

Seasonality

The financial markets in which we operate are generally affected by seasonality, which could have a material adverse effect on our results of operations in a given period.

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

On December 22, 2017, the Tax Act, was signed into law in the U.S. During 2019, the Treasury and the IRS released proposed and finalized regulations associated with certain provisions of the Tax Act to provide taxpayers with clarifying guidance. Additional regulations are expected to be issued and/or finalized during 2020. Certain provisions of the Tax Act, such as the reduction in the Federal income tax rate from 35% to 21%is expected to have a favorable impact on the Company’s effective tax rate and net income as reported under U.S. GAAP in 2019 and subsequent reporting periods to which the Tax Act is effective, while other provisions, such as the Global Intangible Low Taxed Income (“GILTI”) is expected to have an unfavorable impact. We are continuing to evaluate the Tax Act and its requirements, as well as its application to our business and impact on our effective tax rate. The impact of the Tax Act may differ from our estimate for the provision for income taxes, possibly materially, due to, among other things, changes in interpretations, additional guidance that may be issued, unexpected negative changes in business and market conditions that could reduce certain tax benefits, and actions taken by the Company as a result of the Tax Act.

OTHER GENERAL BUSINESS RISKS

General Market Conditions

Consolidation and concentration of market share in the banking, brokerage, exchange and financial services industries could materially adversely affect our businesses, financial condition, results of operations and prospects because we may not be able to compete successfully.

In recent years, there has been substantial consolidation and concentration of market share among companies in the banking, brokerage, exchange, and financial services industries, resulting in increasingly large existing and potential competitors, and increased concentration in markets dominated by some of our largest customers. In addition, some of our large broker-dealer customers, such as Deutsche Bank, Barclays, and Credit Suisse, have announced plans to further reduce their sales and trading businesses in fixed income, currency, and commodities. This is in addition to the drastic reductions in these businesses already completed by customers, including Morgan Stanley, UBS, and The Royal Bank of Scotland.

The combination of this consolidation and concentration of market share and the reduction by large customers of certain businesses may lead to increased concentration among our brokerage customers, which may reduce our ability to negotiate pricing and other matters with our customers and lower volumes. Additionally, the sales and trading global revenue market share has generally become more concentrated over the past five years among five of the top investment banks across equities, fixed income, currencies, and commodities.

We also face existing and potential competition from large exchanges, which seek or may seek to migrate trading from the inter-dealer market to their own. Consolidation and concentration of market share are occurring in this area as well. For example, in recent years, CME acquired NEX; BATS Global Markets acquired the foreign-exchange trading venue, Hotspot, from KCG Holdings (“KCG”). KCG was itself acquired by Virtu in 2017, while BATS was acquired by CBOE. In early 2018, the Intercontinental Exchange acquired BondPoint, a provider of electronic fixed income trading solutions, from Virtu Financial. In addition, the Hong Kong Exchange and Clearing Limited acquired the London Metal Exchange; and ICE completed the acquisition of NYSE Euronext. Most recently, London Stock Exchange announced the acquisition of Refinitiv in 2019, and this transaction is expected to close in the second half of 2020. In addition, in April of 2019, Tradeweb completed its initial public offering, which may increase their ability to hire and acquire in competition with us. Consolidation among exchanges may increase their financial resources and ability to compete with us.

Continued consolidation and concentration of market share in the financial services industry and especially among our customers could lead to the exertion of additional pricing pressure by our customers, impacting the commissions and spreads we generate from our brokerage services. Further, the consolidation and concentration among exchanges, and expansion by these exchanges into derivative and other non-equity trading markets, will increase competition for customer trades and place additional pricing pressure on commissions and spreads. These developments have increased competition from firms with potentially greater access to capital resources than we have. Finally, consolidation among our competitors other than exchanges could result in increased resources and product or service offerings for our competitors. If we are not able to compete successfully in the future, our businesses, financial condition, results of operations and prospects could be materially adversely affected.

Actions taken by central banks in major global economies may have a material negative impact on our businesses.

In recent years, policies undertaken by certain central banks, such as the U.S. Federal Reserve, the ECB, and the Bank of England, have involved quantitative easing or the buying and selling of currencies in the FX market. Quantitative easing involves open market transactions by monetary authorities to stimulate economic activity through the purchase of assets of longer maturity and has the effect of lowering interest rates further out on the yield curve.

For example, as of December 25, 2019, the U.S. Federal Reserve held approximately $2.9 trillion worth of long-dated U.S. Treasury and Federal Agency securities which are not being traded or hedged. This compares to $1.7 trillion at the beginning of 2011 and zero prior to September 2008. This has reduced volatility and volumes for listed and OTC interest rate products in the U.S. Although the Federal Reserve has ceased purchases of assets with maturities of more than 12 months, it continues to hold substantially all of the long-dated securities purchased until their expiration dates. In addition, the Federal Reserve and other central banks may continue to use traditional methods to keep short-term interest rates low by historical standards.

Similarly, global FX volumes have been muted over various periods during the past several years, largely because low interest rates (themselves partially a result of quantitative easing) in most major economies make carry-trade strategies less appealing for FX market participants. In addition, increased capital requirements for banks and other financial institutions are likely to result in increased holdings of government securities, and these holdings will be less likely to be traded or hedged, thus reducing further transaction volumes in those securities. Since the new capital requirements make it more expensive for the banks and other financial institutions to hold assets other than government securities, the new requirements may also reduce their trading and hedging activities in corporate and asset-backed fixed income securities as well as in various other OTC cash and derivative instruments. Moreover, many of our large bank customers have faced increasing regulatory scrutiny of their rates and FX businesses, and this may negatively impact industry volumes. These central banking policies may materially adversely affect our businesses, particularly our rates and FX businesses.

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

The Dodd-Frank Act mandated that certain cleared swaps (subject to an exemption from the clearing requirement) trade on either a SEF or DCM. SEF and DCM core principles relate to trading and product requirements, compliance and audit-trail obligations, governance and disciplinary requirements, operational capabilities, surveillance obligations and financial information and resource requirements. While these principles may or may not be permanently enforced, we do know that we will be subject to a more complex regulatory framework going forward, and that there will be significant costs to prepare for and to comply with these ongoing regulatory requirements and potential amendments. We will incur increased legal fees, personnel expenses and other costs, as we work to analyze and implement the necessary legal structure for full compliance with all applicable regulations. There will also be significant costs related to the development, operation and enhancement of our technology relating to trade execution, trade reporting, surveillance, compliance and back-up and disaster recovery plans designed to meet the requirements of the regulators.

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

In November 2018, the CFTC issued proposed rules that would significantly revise CFTC Rule Part 37, which relates to SEFs. The proposed rules would significantly affect the trading of swaps and the facilities offering swaps trading by allowing for trading through “any means of interstate commerce” rather than the two (central limit order book and request for quote) methods prescribed under the current rules. The proposed rules may also expand the number and type of swaps required to be executed on SEFs. If these rules are passed, our SEFs will need to make numerous changes to facilitate trading under a new regulatory framework. A new CFTC Chairman was sworn in on July 15, 2019, and this change in leadership could impact these proposals.

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

We engage in the brokerage of commodities derivatives, including those involving electricity and natural gas, and related products and indices. These activities subject us and our customers to extensive regulatory oversight, involving federal, state and local and foreign commodities, energy, environmental, and other governmental laws and regulations and may result in our incurring significant costs and liabilities.

We or our clients may incur substantial costs in complying with current or future laws and regulations relating to our commodities-related activities, including trading of electricity, natural gas, and environmental interests. New regulation of OTC derivatives markets in the U.S. and similar legislation proposed or adopted abroad will impose significant new costs and new requirements on the commodities derivatives activities of us and our customers. Therefore, the overall reputation of us or our customers may be adversely affected by the current or future regulatory environment. Failure to comply with these laws and regulations may result in substantial civil and criminal penalties and fines for market participants.

The commodities-related activities of us and our customers are also subject to the risk of unforeseen catastrophic events, many of which are outside of our control, which could result in significant liabilities for us or our customers. We may not be able to obtain insurance to cover these risks, and the insurance that we have may be inadequate to cover our liabilities. The occurrence of any of such events may prevent us from performing under our agreements with customers, may impair our operations, and may result in litigation, regulatory action, negative publicity or other reputational harm, which could have a material negative effect on our businesses, financial condition, results of operations and prospects.

Insurance Brokerage Business

We face significant competitive pressures in the insurance brokerage business.

The insurance brokerage business is highly competitive and many insurance brokerage firms actively compete with us in one or more areas of our business. Firms that we compete with may have greater financial, technical and marketing resources, larger customer bases, greater name recognition, stronger presence in certain geographies, or more established relationships with their customers and suppliers than we have. In addition, new competitors in the insurance industry, alliances among competitors, or mergers of competitors could emerge and gain significant market share. Over the past decade, private equity sponsors have invested heavily in the insurance industry, creating new competitors and strengthening existing ones. The insurance industry continued to see robust market consolidation in 2019, and this trend could continue or accelerate in 2020. If we fail to respond successfully to the competition we face, our insurance brokerage business, financial condition, results of operations and prospects could be negatively affected.

Our ability to retain senior insurance brokerage management and key brokers is critical to the success of our insurance brokerage business.

We rely upon the contributions of our senior insurance brokerage management team to manage the future growth of our insurance brokerage business. The loss of any of these individuals could limit our ability to successfully execute our insurance brokerage business’ strategy or adversely affect our ability to retain existing and attract new clients. Across all of our insurance brokerage businesses, brokers and other employees are critical to developing and retaining client relationships as well as performing the services on which our revenues are earned. Losing key brokers who manage or support substantial client relationships or possess substantial experience or expertise and/or the managerial and other professionals who support them could adversely affect our ability to secure and complete client engagements. Additionally, if a key insurance broker or employee were to join an existing competitor or form a competing company, some of our insurance brokerage clients could choose to use the services of that competitor instead of our services. Competition for experienced insurance brokers and employees is intense, and we are constantly working to retain and attract these individuals. If we cannot successfully do so, our insurance brokerage business, financial condition, results of operations and prospects could be negatively affected.

We may be subject to errors and omissions and other claims.

Through our insurance brokerage business, we assist our insurance brokerage customers by placing insurance and reinsurance coverage and handling related claims. Errors and omissions (“E&O”) claims against us may allege our potential liability for damages arising from these services. E&O claims could include, for example, the failure of our employees, whether negligently or intentionally, to place coverage correctly or notify carriers of claims on behalf of clients or to provide insurance carriers with complete and accurate information relating to the risks being insured. While we provide regular trainings to all our insurance brokerage staff, have a client servicing team and have instituted a file review process with peer to peer checks, it is not always possible to prevent and detect errors and omissions. In addition, our insurance business is subject to other types of claims, litigation, and proceedings in the ordinary course of business, which along with E&O claims, may subject us to liability for monetary damages, negative publicity or other reputational harm.

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

Many aspects of our businesses, like those of other financial services firms, are subject to significant capital requirements. In the U.S., the SEC, FINRA, the CFTC, the NFA and various other regulatory bodies have stringent provisions with respect to capital applicable to the operation of brokerage firms, which vary depending upon the nature and extent of these entities’ activities. Five of our subsidiaries, BGCF, GFI Securities LLC, Fenics Execution LLC, Sunrise Brokers LLC and Mint are registered with the SEC and subject to the Uniform Net Capital Requirements. As a FCM, Mint is also subject to CFTC capital requirements. In December of 2018, BGCF submitted an application with the CFTC to withdraw its FCM license which was approved. BGCF now conducts its business as an Introducing Broker registered with the NFA. BGCF is also a member of the FICC, which imposes capital requirements on its members. We also hold a 49% limited partnership interest in Aqua, a U.S. registered broker-dealer and ATS. These entities are subject to SEC, FINRA, CFTC and NFA net capital requirements. In addition, our SEFs, BGC Derivative Markets and GFI Swaps Exchange, are required to maintain financial resources to cover operating costs for at least one year, keeping at least enough cash or highly liquid securities to cover six months’ operating costs.

Our international operations are also subject to capital requirements in their local jurisdictions. BGC Brokers L.P., BGC European Holdings, L.P, GFI Brokers Limited, GFI Securities Limited and Sunrise Brokers LLP, which are based in the U.K., are currently subject to capital requirements established by the FCA. The FCA applies stringent provisions with respect to capital applicable to the operation of these brokerage firms, which vary depending upon the nature and extent of their activities. EU policymakers have introduced a new capital regime applicable to EU Investment Firms. Its impact will be dependent on further legislative changes in the next few years, with a phased implementation from June 2021 onwards and on the extent in which the U.K. wishes to deviate from EU legislation after the end of the Brexit transition period.

In addition, the majority of our other foreign subsidiaries are subject to similar regulation by the relevant authorities in the jurisdictions in which they do business, such as Australia, France and Hong Kong. These regulations often include minimum capital requirements, which are subject to change. Further, we may become subject to capital requirements in other foreign jurisdictions in which we currently operate or in which we may enter.

We expect to continue to maintain levels of capital in excess of regulatory minimums. Should we fail to maintain the required capital, we may be required to reduce or suspend our brokerage operations during the period that we are not in compliance with capital requirements, and may be subject to suspension or revocation of registration or withdrawal of authorization or other disciplinary action from domestic and international regulators, which would have a material adverse effect on us. In addition, should we fail to maintain the capital required by clearing organizations of which we are a member, our ability to clear through those clearing organizations may be impaired, which may materially adversely affect our ability to process trades.

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

In addition, financial services firms such as ours are subject to numerous conflicts of interests or perceived conflicts, including for example principal trading and trading to make markets. We have adopted various policies, controls and procedures to address or limit actual or perceived conflicts, and we will regularly seek to review and update our policies, controls and procedures. However, these policies, controls and procedures may result in increased costs and additional operational personnel. Failure to adhere to these policies, controls and procedures may result in regulatory sanctions or customer claims.

Our businesses, financial condition, results of operations and prospects could be materially adversely affected by new laws, rules or regulations or by changes in existing law, rules or regulations or the application thereof.

The financial services industry, in general, is heavily regulated. Proposals for additional legislation further regulating the financial services industry are periodically introduced in the U.S., the U.K., the EU and other geographic areas. Moreover, the agencies regulating the financial services industry also periodically adopt changes to their rules and regulations, particularly as these agencies have increased the focus and intensity of their regulation of the financial services industry.

Changes in legislation and in the rules and regulations promulgated by the SEC, FINRA, the CFTC, the NFA, the U.S. Treasury, the FCA, the European Commission, ESMA and other domestic and international regulators and self-regulatory organizations, as well as changes in the interpretation or enforcement of existing laws and rules, often directly affect the method of operation and profitability of brokerage and could result in restrictions in the way we conduct our businesses. For example, the U.S. Congress, the U.S. Treasury, the Board of Governors of the Federal Reserve System, the SEC and the CFTC are continuing to review the nature and scope of their regulation and oversight of the government securities markets and U.S. securities and derivative markets. Furthermore, in Europe, MiFID II was implemented in January 2018. MiFID II requires a significant part of the market in these instruments to trade on trading venues subject to pre- and post- trade transparency regimes and non-discriminatory fee structures and access. In addition, it has had a particularly significant impact in a number of key areas, including corporate governance, transaction reporting, technology synchronization, best execution and investor protection. MiFID II also introduced a new regulated execution venue category to accompany the existing Multilateral Trading Facility regime. The new venue category is known as an OTF, and it captures much of the voice and hybrid trading in EU. Certain of our existing EU derivatives and fixed income execution business now take place on OTFs, and we currently operate one OTF for each of the U.K.-regulated entities, one in France at Aurel BGC and one MTF under GFI Securities Limited. In 2019, a new European Commission took office which may over the course of its five-year mandate or introduce new legislative proposals for the financial services sector. This is expected to include a legislative review of MIFID, which will start this year. After the Brexit transition period, the U.K. may introduce new Financial Services legislation, which could deviate from EU legislation. The uncertainties resulting from the possibility of additional legislation and/or regulation could materially adversely impact our businesses. Failure to comply with any of these laws, rules or regulations could result in fines, penalties, restrictions or limitations on business activity, suspension or expulsion from the industry, any of which could have a material adverse effect upon us. The European Commission’s CSD regulation (“CSDR”) introduces mandatory buy-ins for transactions where the seller fails to deliver the instrument contracted for in February 2021 to all transactions settled on an EU CSD. Market participants have warned for possible risks this may pose to market liquidity. There may also be some specific risks associated with the Matched Principal trading model. These risks are currently being addressed by various industry bodies.

Similarly, while the Volcker Rule will not apply directly to us, the Volcker Rule may have a material impact on many of the banking and other institutions with which we do business or compete. There may be a continued uncertainty regarding the application of the Volcker Rule, its impact on various affected businesses, how those businesses will respond to it, and the effect that it will have on the markets in which we do business.

Other regulatory initiatives include Basel III (or the Third Basel Accord), a global regulatory standard on bank capital adequacy, stress testing and market liquidity risk introduced by bank regulators in most, if not all, of the world’s major economies. Basel III is designed to strengthen bank capital requirements and introduces new regulatory requirements on bank liquidity and bank leverage. The ongoing adoption of these rules could restrict the ability of our large bank and brokerage customers to operate proprietary trading businesses and to maintain current capital market exposures under the present structure of their balance sheets, and will cause these entities to need to raise additional capital in order to stay active in our marketplaces. Meanwhile, global “Basel IV” standards will be implemented across the globe in the years to come. The European Commission is expected to publish additional legislative proposals in 2020. As a result, their businesses, results of operations, financial condition or prospects could be materially adversely affected, which might cause them to do less business. Such potential impact could materially adversely affect our revenues and profitability.

Further, the authorities of the U.K. and certain EU countries may from time to time institute changes to tax law that, if applicable to us, could have a material adverse effect on our businesses, financial condition, results of operations and prospects. Similarly, the U.S. has proposed a series of changes to U.S. tax law, some of which could apply to us. It is not possible to predict if any of these new provisions will be enacted or, if they are, what form they may take. It is possible that one or more of such provisions could negatively impact our costs and our effective tax rate, which would affect our after-tax earnings. If any of such changes to tax law were implemented and/or deemed to apply to us, they could have a material adverse effect on our businesses, financial condition, results of operations and prospects, including on our ability to attract, compensate and retain brokers, salespeople, managers, and other professionals.

Republican Party control of both the U.S. Presidency and Senate could result in changes in legislation, regulations and priorities, including a freeze and review of pending regulations and possible revisions or relaxation of other regulations or initiatives, while Democratic Party control of the U.S. House of Representatives could result in government shutdowns and policy disagreements with the President and Senate preventing the adoption of new legislation. Democratic Party control of both houses of Congress and the U.S. Presidency could result in new regulations. While we continue to have a compliance framework in place to comply with both existing and proposed rules and regulations, it is possible that the existing regulatory framework may be amended, which amendments could have a positive or negative impact on our businesses, financial condition, results of operations and prospects.

We believe that uncertainty and potential delays around the final form that such new laws and regulations might take may negatively impact trading volumes in certain markets in which we transact. Increased capital requirements may also diminish transaction velocity. We believe that it remains premature to know conclusively the specific aspects of the U.S., U.K. and EU proposals which may directly impact our businesses as some proposals have not yet been finalized and others which have been proposed remain subject to further debate. Additionally, unintended consequences of the laws, rules and regulations may adversely affect us in ways yet to be determined. We are unable to predict how any of these new laws, rules, regulations and proposals will be implemented or in what form, or whether any additional or similar changes to laws, rules or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

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

Firms in the financial services industry, including us, have experienced increased scrutiny in recent years, and penalties, fines and other sanctions sought by regulatory authorities, including the SEC, the CFTC, FINRA, the NFA, state securities commissions and state attorneys general in the U.S., and the FCA in the U.K. and other international regulators, have increased accordingly. This trend toward a heightened regulatory and enforcement environment can be expected to continue for the foreseeable future, and this environment may create uncertainty. From time to time, we have been and are subject to periodic examinations, inspections and investigations, including periodic risk assessment and related reviews of our U.K. group. As a result of such reviews, we may be subject to increased monitoring and be required to include or enhance certain regulatory structures and frameworks in our operating procedures, systems and controls.

Increasingly, the FCA has developed a practice of requiring senior officers of regulated firms to provide individual attestations or undertakings as to the status of the firm’s control environment, compliance with specific rules and regulations, or the completion of required tasks. Officers of BGC Brokers L.P. and GFI Brokers Limited have given such attestations or undertakings in the past and may do so again in the future. Similarly, the FCA can seek a voluntary requirement notice, which is a voluntary undertaking on behalf of a firm that is made publicly available on the FCA’s website. The SMCR came into effect in the U.K. on December 9, 2019. Accountability requirements will fall on senior managers, and a wider population of U.K. staff will be subject to certification requirements. SMCR will likely increase the cost of compliance, and will potentially increase financial penalties for non-compliance. These activities have resulted, and may in the future result, in significant costs and remediation expenses, and possible disciplinary actions by the SEC, the CFTC, the FCA, self-regulatory organizations and state securities administrators and have impacted, and may impact in the future, our acquisitions of regulated businesses or entry into new business lines.

The financial services industry in general faces potential regulatory, litigation and/or criminal risks that may result in damages or fines or other penalties as well as costs, and we may face damage to our professional reputation and legal liability if our products and services are not regarded as satisfactory, our employees do not adhere to all applicable legal and professional standards, or for other reasons, all of which could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

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

A settlement of, or judgment related to, any such matters could result in regulatory, civil or criminal liability, fines, penalties, restrictions or limitations on our operations and activities and other sanctions and could otherwise have a material adverse effect on our businesses, results of operations, financial condition and prospects. Any such action could also cause us significant reputational harm, which, in turn, could seriously harm us. In addition, regardless of the outcome of such matters, we may incur significant legal and other costs, including substantial management time, dealing with such matters, even if we are not a party to the litigation or a target of the inquiry. For example, in September 2019, the Company settled investigations conducted jointly by the CFTC and the NYAG which alleged that certain emerging markets foreign exchange options (EFX options) brokers in the U.S. misrepresented that certain prices posted to their electronic platform were immediately executable when in fact they were not and that such brokers had communicated that matches had occurred when they had not. We have agreed to pay certain financial penalties in connection with the settlements and have agreed to a monitor for two years to assess regulatory compliance for certain of our businesses.

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

Competition

Because competition for the services of brokers, salespeople, managers, and other professionals, in the financial services industry is intense, it could affect our ability to attract and retain a sufficient number of highly skilled brokers or other professional services personnel, in turn adversely impacting our revenues, resulting in a material adverse effect on our businesses, financial condition, results of operations and prospects.

Our ability to provide high-quality brokerage and other professional services and maintain long-term relationships with our customers depends, in large part, upon our brokers, salespeople, managers, and other professionals. As a result, we must attract and retain highly qualified personnel.

In recent years, we have significantly grown the number of brokers, etc. in our businesses through new hires and acquisitions of existing businesses, and we expect to continue to do so in the future. Competition for talent is intense, especially for brokers with experience in the specialized businesses in which we participate or we may seek to enter. If we are unable to hire or retain highly qualified professionals, including retaining those employed by businesses we acquire in the future, we may not be able to enter new brokerage markets or develop new products or services. If we lose one or more of our brokers in a particular market in which we participate, our revenues may decrease and we may lose market share.

In addition, recruitment and retention of qualified professionals could result in substantial additional costs. We have been and are currently a party to, or otherwise involved in, several lawsuits and arbitrations involving competitor claims in connection with employee hires and/or departures. We may also pursue our rights through litigation when competitors hire our employees who are under contract with us. We believe such proceedings are common in the financial services industry due to its highly competitive nature. An adverse settlement or judgment related to these or similar types of claims could have a material adverse effect on our businesses, financial condition, results of operations and prospects. Regardless of the outcome of these claims, we generally incur significant costs and substantial management time in dealing with them.

If we fail to attract new personnel, or fail to retain and motivate our current personnel, or if we incur increased costs or restrictions associated with attracting and retaining personnel (such as lawsuits, arbitrations, sign-on or guaranteed bonuses or forgivable loans), our businesses, financial condition, results of operations and prospects could be materially adversely affected.

We face strong competition from brokerages, exchanges, and other financial services firms, many of which have greater market presence, marketing capabilities and financial, technological and personnel resources than we have, which could lead to pricing pressures that could adversely impact our revenues and as a result could materially adversely affect our businesses, financial condition, results of operations and prospects.

The financial services industry is intensely competitive, and is expected to remain so. We primarily compete with three major, diversified inter-dealer brokers and financial intermediaries. These include NEX (formerly known as ICAP, and was acquired by CME in 2018), TP ICAP (formerly known as Tullett) and Compagnie Financiere Tradition (which is majority owned by Viel & Cie) (“Tradition”), TP ICAP and Tradition are currently publicly traded companies. Other inter-dealer broker and financial intermediary competitors include a number of smaller, privately held firms that tend to specialize in specific products and services or geographic areas.

We also compete with companies that provide alternative products and services, such as contracts traded on futures exchanges, and trading processes, such as the direct dealer-to-dealer market for government securities and stock exchange markets for corporate equities, debt and other securities. We increasingly compete, directly or indirectly, with exchanges for the execution of trades in certain products, mainly in derivatives such as futures, swaps, options and options on futures. Certain exchanges have made and will likely continue to make attempts to move certain OTC-traded products to exchange-based execution, or to create listed derivatives products that mimic the qualities of similar OTC-traded products. We also compete with consortia, which are created or funded from time to time by banks, broker-dealers and other companies involved in financial services, such as Refinitiv, the financial data firm co-owned by the Blackstone Group LP, and Thomson Reuters Corporation, to compete in various markets with exchanges and inter-dealer brokers. We may compete in OTC-traded products with platforms, such as those owned by MarketAxess Holdings Inc. and Tradeweb Markets, in fixed income products or various OTC FX platforms owned by exchanges such as BATS and Deutsche Börse. In addition, financial data and information firms such as Refinitiv and Bloomberg L.P. operate trading platforms for both OTC and listed products, and may attempt to compete with us for trade execution in the future.

Some of our competitors have greater market presence, marketing capabilities and financial, technological and personnel resources than we have and, as a result, our competitors may be able to:

•	develop and expand their network infrastructures and product and service offerings more efficiently or more quickly than we can;
•	adapt more swiftly to new or emerging technologies and changes in customer requirements;
•	identify and consummate acquisitions and other opportunities more effectively than we can;
•	hire our brokers, salespeople, managers and other professionals;
•	devote greater resources to the marketing and sale of their products and services;
•	more effectively leverage existing relationships with customers and strategic partners or exploit more recognized brand names to market and sell their products and services;
•	provide a lower cost structure and lower commissions and fees;
•	provide access to trading in products or a range of products that at any particular time we do not offer; and
•	develop services that are preferred by our customers.

In addition, new competitors may emerge, and our product and service lines may be threatened by new technologies or market trends that reduce the value of our existing product and service lines. If we are not able to compete successfully in the future, our revenues could be adversely impacted, and as a result our businesses, financial condition, results of operations and prospects could be materially adversely affected.

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

We currently provide products and services to customers in many foreign countries, and we may seek to further expand our operations into additional jurisdictions. On a consolidated basis, revenues from foreign countries were approximately $1.5 billion, or more than 70% of total revenues for the year ended December 31, 2019. In many countries, the laws and rules and regulations applicable to the financial services industry are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local regulations in every jurisdiction. Our inability to remain in compliance with local laws and rules and regulations in a particular foreign jurisdiction could have a significant and negative effect not only on our businesses in that market but also on our reputation generally. If we are unable to manage any of these risks effectively, our businesses, financial condition, results of operations and prospects could be adversely affected.

There are also certain additional political, economic, legal, operational and other risks inherent in doing business in international financial markets, particularly in the regulated financial services industry. These risks include:

•	less developed automation in exchanges, depositories and national clearing systems;
•	additional or unexpected changes in regulatory requirements, capital requirements, tariffs and other trade barriers;
•	the impact of the laws, rules and regulations of foreign governmental and regulatory authorities of each country in which we conduct business, including initiatives such as Brexit;
•	possible nationalization, expropriation and regulatory, political and price controls;
•	difficulties in staffing and managing international operations;
•	capital controls, exchange controls and other restrictive governmental actions;
•	failure to develop effective compliance and reporting systems, which could result in regulatory penalties in the applicable jurisdiction;
•	fluctuations in currency exchange rates;
•	reduced protections for intellectual property rights;
•	adverse labor and employment laws, including those related to compensation, tax, health insurance and benefits, and social security;
•	outbreak of hostilities or mass demonstrations, pandemics, etc.; and
•	potentially adverse tax consequences arising from compliance with foreign laws, rules and regulations to which our international businesses are subject and the repatriation of overseas earnings.

Credit Risk

Credit ratings downgrades or defaults by us, Cantor or another large financial institution could adversely affect us or financial markets generally.

The commercial soundness of many financial institutions may be closely interrelated as a result of interconnectedness arising from credit, trading, clearing or other relationships between the institutions. A default by one of our customers could lead to liquidity concerns in our business and, to the extent that Cantor or another entity that clears for us has difficulty meeting capital requirements or otherwise meeting its obligations, we may need to provide our own liquidity.

As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which we transact on a regular basis, and therefore could adversely affect us. Similarly, our vendors, including insurance companies and other providers, are subject to normal business risks as well as risks related to changes in U.S. and international economic and market conditions. Failure of any of these vendor institutions could also materially, adversely affect us.

Our credit ratings and associated outlooks are critical to our reputation and operational and financial success. Our credit ratings and associated outlooks are influenced by a number of factors, including: operating environment, regulatory environment, earnings and profitability trends the rating agencies’ view of our funding and liquidity management practices, balance sheet size/composition and resulting leverage, cash flow coverage of interest, composition and size of the capital base, available liquidity, outstanding borrowing levels, our competitive position in the industry, our relationships in the industry, including with Cantor, acquisitions or dispositions of assets and other matters. Our credit ratings and/or the associated rating outlooks can be revised upward or downward at any time by a rating agency if such rating agency decides circumstances of BGC or related companies warrant such a change. Any negative change or a downgrade in credit ratings and/or the associated rating outlooks could adversely affect the availability of debt financing on acceptable terms, as well as the cost and other terms upon which any such financing can be obtained. In addition, credit ratings and associated outlooks may be important to customers or counterparties in certain markets and in certain transactions. Additional collateral may be required in the event of a negative change in credit ratings or rating outlooks.

Our activities are subject to credit and performance risks, which could result in us incurring significant losses that could materially adversely affect our businesses, financial condition, results of operations and prospects.

Our activities are subject to credit and performance risks. For example, our customers and counterparties may not deliver securities to one of our operating subsidiaries which has sold those securities to another customer. If the securities due to be delivered have increased in value, there is a risk that we may have to expend our own funds in connection with the purchase of other securities to consummate the transaction. While we will take steps to ensure that our customers and counterparties have high credit standings and that financing transactions are adequately collateralized, the large dollar amounts that may be involved in our broker-dealer and financing transactions could subject us to significant losses if, as a result of customer or counterparty failures to meet commitments, we were to incur significant costs in liquidating or covering our positions in the open market.

We have adopted policies and procedures to identify, monitor and manage credit and market risks, in both agency and principal transactions, leveraging risk reporting and control procedures and by monitoring credit standards applicable to our customers and counterparties. These policies and procedures, however, may not be fully effective, particularly against fraud, unauthorized trading and similar incidents. Some of these risk management methods depend upon the evaluation of information regarding markets, customers, counterparties or other matters that are publicly available or otherwise accessible by us. That information may not, in all cases, be accurate, complete, up-to-date or properly evaluated. If our policies and procedures are not fully effective or we are not always successful in monitoring or evaluating the risks to which we are, or may be, exposed, our businesses, financial condition, results of operations and prospects could be materially adversely affected. In addition, our insurance policies do not provide coverage for these risks.

Transactions executed on a matched principal basis where the instrument has the same or similar characteristics to the counterparty may expose us to correlation risk. In this case, the counterparty’s inability to meet its obligations will also result in the value of the instrument declining. For example, if we were to enter into a transaction to sell to a customer a bond or structured note where the issuer or credit support provider was such customer’s affiliate, the value of the instrument would decline in value in tandem with the default. This correlation has the potential effect of magnifying the credit loss.

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

Disruptions in the financial markets have also led to the exposure of several cases of financial fraud. If we were to have trading activity on an agency or principal basis with an entity engaged in defrauding investors or counterparties, we could bear the risk that the counterparty would not have the financial resources to meet their obligations, resulting in a credit loss. Similarly, we may engage in financial transactions with third parties that have been victims of financial fraud and, therefore, may not have the financial resources to meet their obligations to us.

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

We offer our brokerage services in five broad product categories: rates, credit, FX, energy and commodities and equity and other asset classes. Our brokerage revenues are strongest in our rates products, which accounted for approximately 30.2% of our total brokerage revenues on a consolidated basis for the year ended December 31, 2019. While we focus on expanding and have successfully diversified our product offerings, we may currently be exposed to any adverse change or condition affecting the rates product market. Accordingly, the concentration of our brokerage businesses on rates products subjects our results to a greater market risk than if we had more diversified product offerings.

Due to our current customer concentration, a loss of one or more of our significant customers could materially harm our businesses, financial condition, results of operations and prospects.

For the year ended December 31, 2019, on a consolidated basis, our top ten customers, collectively, accounted for approximately 30.1% of our total revenues. We have limited long-term contracts with certain of these customers. If we were to lose one or more of these significant customers for any reason, including as a result of further consolidation and concentration in the financial services industry, and not be compensated for such loss by doing additional business with other customers or by adding new customers, our revenues would decline significantly and our businesses, financial condition, results of operations and prospects would materially suffer.

Our revenues and profitability could be reduced or otherwise materially adversely affected by pricing plans relating to commissions and fees on our trading platform.

We negotiate from time to time with certain customers (including many of our largest customers) to enter into customized volume discount pricing plans. While the pricing plans are designed to encourage customers to be more active on our Fully Electronic trade execution platform, they reduce the amount of commissions and fees payable to us by certain of our most active customers for certain products, which could reduce our revenues and constrain our profitability. From time to time, these pricing plans come up for renewal. Failure of a number of our larger customers to enter into renewed agreements, or agreements on terms as favorable as existing agreements, could have a material adverse effect on volumes on our Fully Electronic trade execution platform, the commissions payable to us, our revenues and our profitability.

Reduced spreads in pricing, levels of trading activity and trading through market makers and/or specialists could materially adversely affect our businesses, financial condition, results of operations and prospects.

Computer-generated buy/sell programs and other technological advances and regulatory changes in the marketplace may continue to tighten securities spreads. In addition, new and enhanced alternative trading systems, such as electronic communications networks, have emerged as alternatives for individual and institutional investors, as well as brokerage firms. As such systems do not direct trades through market makers, their use could result in reduced revenues for us or for our customers. In addition, reduced trading levels could lead to lower revenues which could materially adversely affect our businesses, financial condition, results of operations and prospects.

We have market risk exposure from unmatched principal transactions entered into by some of our desks, as well as holdings of marketable equity securities, which could result in losses and have a material adverse effect on our businesses, financial condition, results of operations, and prospects for any particular reporting period. In addition, financial fraud or unauthorized trading activity could also adversely impact our businesses, financial condition, results of operations and prospects.

On a limited basis, our desks enter into unmatched principal transactions in the ordinary course of business to facilitate transactions, add liquidity, improve customer satisfaction, increase revenue opportunities and attract additional order flow or, in certain instances, as the result of an error. As a result, we have market risk exposure on these unmatched principal transactions.

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices or other factors will result in losses for a specified position. We may allow certain of our desks to enter into unmatched principal transactions in the ordinary course of business and hold long and short inventory positions. These transactions are primarily for the purpose of managing proprietary positions, facilitating customer execution needs, adding liquidity to a market or attracting additional order flow. As a result, we may have market risk exposure on these transactions. Our exposure varies based on the size of the overall position, the terms and liquidity of the instruments brokered and the amount of time the position is held before we dispose of the position. Although we have limited ability to track our exposure to market risk and unmatched positions on an intra-day basis, we attempt to mitigate market risk on these positions by strict risk limits, extremely limited holding periods and active risk management, including hedging our exposure. These positions are intended to be held short term, and generally to facilitate customer transactions. However, due to a number of factors, including the nature of the position and access to the market on which it trades, we may not be able to unwind the position and we may be forced to hold the position for a longer period than anticipated. All positions held longer than intra-day are marked to market.

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

From a risk management perspective, we monitor risk daily, on an end-of-day basis, and desk managers generally monitor such exposure on a continuous basis. Any unmatched positions are intended to be disposed of in the short term. However, due to a number of factors, including the nature of the position and access to the markets on which we trade, we may not be able to match the position or effectively hedge its exposure and often may be forced to hold a position overnight that has not been hedged. To the extent these unmatched positions are not disposed of intra-day, we mark these positions to market. Adverse movements in the market values of assets or other reference benchmarks underlying these positions or a downturn or disruption in the markets for these positions could result in a loss. In the event of any unauthorized trading activity or financial fraud that is not detected by management, it is possible that these unmatched positions could be outstanding for a long period. At the time of any sales and settlements of these positions, the price we ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair values. In addition, our estimates or determinations of the values of our various positions, assets or businesses are subject to the accuracy of our assumptions and the valuation models or multiples used. Any principal losses and gains resulting from these positions could on occasion have disproportionate effects, negative or positive, on our businesses, financial condition, results of operations and prospects for any particular reporting period.

In addition, in recent years we have had considerable holdings of marketable securities received by us as consideration for the sale of certain businesses. These holdings include the shares of common stock of Nasdaq that we received in exchange for a portion of our electronic benchmark Treasury platform. We may seek to manage the market risk exposure inherent in such holdings by minimizing the effect of price changes on a portion of such holdings, including through the use of derivative contracts. There can, however, be no assurance that our hedging activities will be adequate to protect us against price risks associated with these holdings, or that the costs of such hedging activities will not be significant. Further, any such hedging activities and other risk management techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk, including unpredicted price movements, counterparty defaults or other risks that are unidentified or unanticipated. Any such events could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

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

Other General Risks

Our operations are global and exchange rate fluctuations and international market events could materially adversely impact our businesses, financial condition, results of operations and prospects.

Because our operations are global, we are exposed to risks associated with changes in FX rates. Changes in foreign currency rates create volatility in the U.S. dollar equivalent of revenues and expenses, in particular with regard to British Pounds and Euros. In addition, changes in the remeasurement of our foreign currency denominated net assets are recorded as part of our results of operations and fluctuate with changes in foreign currency rates. We monitor our net exposure in foreign currencies on a daily basis and hedge our exposure as deemed appropriate with major financial institutions. However, potential movements in the U.S. dollar against other currencies in which we earn revenues could materially adversely affect our financial results.

Furthermore, our revenues derived from non-U.S. operations are subject to risk of loss from social or political instability, changes in government policies or policies of central banks, downgrades in the credit ratings of sovereign countries, expropriation, nationalization, confiscation of assets and unfavorable legislative, political developments, and other events in such non-U.S. jurisdictions. Revenues from the trading of non-U.S. securities may be subject to negative fluctuations as a result of the above factors. The impact of these fluctuations on our results could be magnified because generally non-U.S. trading markets, particularly in emerging market countries, are smaller, less liquid and more volatile than U.S. trading markets.

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

As of February 15, 2020, Cantor (including CFGM) beneficially owned all of the outstanding shares of our Class B common stock, representing approximately 59.8% of our total voting power. In addition, Cantor has the right to exchange exchangeable partnership interests in BGC Holdings into additional shares of our Class B common stock, and pursuant to an exchange agreement with us, Cantor has the right to exchange shares of our Class A common stock for additional shares of our Class B common stock.

As long as Cantor beneficially owns a majority of our total voting power, it will have the ability, without the consent of the public holders of our Class A common stock, to elect all of the members of our Board and to control our management and affairs. In addition, it will be able to determine the outcome of matters submitted to a vote of our stockholders for approval and will be able to cause or prevent a change of control of us. In certain circumstances, such as when transferred to an entity controlled by Cantor or Mr. Lutnick, the shares of our Class B common stock issued to Cantor may be transferred without conversion to our Class A common stock.

The holders of our Class A common stock and Class B common stock have substantially identical rights, except that holders of Class A common stock are entitled to one vote per share, while holders of Class B common stock are entitled to 10 votes per share on all matters to be voted on by stockholders in general. BGC Class B common stock is controlled by Cantor and is not subject to conversion or termination by our Board or any committee thereof, or any other stockholder or third party. This differential in the voting rights of our Class B common stock could adversely affect the market price of our Class A common stock.

Delaware law may protect decisions of our Board that have a different effect on holders of our Class A common stock and Class B common stock.

Stockholders may not be able to challenge decisions that have an adverse effect upon holders of our Class A common stock compared to holders of our Class B common stock if our Board acts in a disinterested, informed manner with respect to these decisions, in good faith and in the belief that it is acting in the best interests of our stockholders. Delaware law generally provides that a Board owes an equal duty to all stockholders, regardless of class or series, and does not have separate or additional duties to different groups of stockholders, subject to applicable provisions set forth in a corporation’s certificate of incorporation and general principles of corporate law and fiduciary duties.

Delaware law, our corporate organizational documents and other requirements may impose various impediments to the ability of a third party to acquire control of us, which could deprive investors in our Class A common stock of the opportunity to receive a premium for their shares.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our Class A stockholders. Some provisions of the Delaware General Corporation Law (the “DGCL”), our restated certificate of incorporation, and our amended and restated bylaws could make the following more difficult:

•	acquisition of us by means of a tender offer;
•	acquisition of us by means of a proxy contest or otherwise; or
•	removal of our incumbent officers and directors.

These provisions, summarized below, may discourage coercive takeover practices and inadequate takeover bids. These provisions may also encourage persons seeking to acquire control of us to first negotiate with our Board. We believe that the benefits of increased protection give us the potential ability to negotiate with the initiator of an unfriendly or unsolicited proposal to acquire or restructure us and outweigh the disadvantages of discouraging those proposals because negotiation of them could result in an improvement of their terms.

Our amended and restated bylaws provide that special meetings of stockholders may be called only by the Chairman of our Board, or in the event the Chairman of our Board is unavailable, by the Chief Executive Officer or by the holders of a majority of the voting power of our Class B common stock, which is held by Cantor and CFGM. In addition, our restated certificate of incorporation permits us to issue “blank check” preferred stock.

Our amended and restated bylaws require advance written notice prior to a meeting of our stockholders of a proposal or director nomination which a stockholder desires to present at such a meeting, which generally must be received by our Secretary not later than 120 days prior to the first anniversary of the date of our proxy statement for the preceding year’s annual meeting. In the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the stockholder to be timely must be so delivered not later than the close of business on the later of the 120th day prior to the date of such proxy statement or the tenth day following the day on which public announcement of the date of such meeting is first made by us. Our bylaws provide that all amendments to our bylaws must be approved by either the holders of a majority of the voting power of all of our outstanding capital stock entitled to vote or by a majority of our Board.

We are subject to Section 203 of the DGCL. In general, Section 203 of the DGCL prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years following the date the person became an interested stockholder, unless the “business combination” or the transaction in which the person became an “interested stockholder” is approved in a prescribed manner. Generally, a “business combination” includes a merger, asset or stock sale or other transaction resulting in a financial benefit to the “interested stockholder.” An “interested stockholder” is a person who, together with affiliates and associates, owns 15% or more of a corporation’s outstanding voting stock, or was the owner of 15% or more of a corporation’s outstanding voting stock at any time within the prior three years, other than “interested stockholders” prior to the time our Class A common stock was traded on Nasdaq. The existence of this provision would be expected to have an anti-takeover effect with respect to transactions not approved in advance by our Board, including discouraging takeover attempts that might result in a premium over the market price for shares of our Class A common stock.

In addition, our brokerage businesses are heavily regulated and some of our regulators require that they approve transactions which could result in a change of control, as defined by the then-applicable rules of our regulators. The requirement that this approval be obtained may prevent or delay transactions that would result in a change of control.

Further, our Equity Plan contains provisions pursuant to which grants that are unexercisable or unvested may automatically become exercisable or vested as of the date immediately prior to certain change of control events. Additionally, change in control and employment agreements between us and our named executive officers also provide for certain grants, payments, and grants of exchangeability, and exercisability in the event of certain change of control events.

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

The dual class structure of our common stock may adversely affect the trading market for our Class A common stock.

S&P Dow Jones and FTSE Russell previously announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500, to exclude companies with multiple classes of shares of common stock from being added to such indices or limit their inclusion in them. In addition, several shareholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our Class A common stock in such indices and may cause shareholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices could result in a less active trading market for our Class A common stock. Any actions or publications by shareholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.

We are a holding company, and accordingly we are dependent upon distributions from BGC U.S. OpCo and BGC Global OpCo to pay dividends, taxes and indebtedness and other expenses and to make repurchases.

We are a holding company with no direct operations and will be able to pay dividends, taxes and other expenses, and to make repurchases of shares our Class A common stock and purchases of BGC Holdings limited partnership interests or other equity interests in us or in our subsidiaries, only from our available cash on hand and funds received from distributions, loans or other payments, primarily from BGC U.S. OpCo and BGC Global OpCo. As discussed above, regulatory, tax restrictions or elections, and other legal or contractual restrictions may limit our ability to transfer funds freely from our subsidiaries. In addition, any unanticipated accounting, tax or other charges against net income could adversely affect our ability to pay dividends and to make repurchases.

BGC U.S. OpCo and BGC Global OpCo intend to distribute to their limited partners, including us, on a pro rata and quarterly basis, cash that is not required to meet BGC U.S. OpCo’s and BGC Global OpCo’s anticipated business and regulatory needs. As a result, BGC U.S. OpCo’s and BGC Global OpCo’s ability, and in turn our ability, to pay dividends, taxes and indebtedness and other expenses and to make repurchases will depend upon the continuing profitability and strategic and operating needs of our businesses, including various capital adequacy and clearing capital requirements promulgated by federal, self-regulatory, and other authorities to which our subsidiaries are subject.

Our Board has authorized a dividend policy which provides that we expect to pay a quarterly cash dividend to our common stockholders based on our post-tax Adjusted Earnings per fully diluted share. We have indicated that we expect to announce the annual expected dividend rate during our first quarter earnings call. Our Board declared a dividend of $0.14 per share for the fourth quarter of 2019.

Our Board and our Audit Committee have authorized repurchases of shares of BGC Class A common stock and purchases of BGC Holdings limited partnership interests or other equity interests in us or in subsidiaries, from Cantor, our executive officers, other employees, partners and others. On August 1, 2018, our Board renewed and increased the authorization to $300 million. As of December 31, 2019, we had approximately $256.7 million remaining under this authorization and may continue to actively make repurchases or purchases, or cease to make such repurchases or purchases, from time to time. In addition, from time to time, we may reinvest all or a portion of the distributions we receive from BGC U.S. OpCo and BGC Global OpCo in our businesses. Accordingly, there can be no assurance that future dividends will be paid or that dividend amounts will be maintained or that repurchases and purchases will be made at current or future levels.

If our dividend policy is materially different than the distribution policy of BGC Holdings, upon the exchange of any BGC Holdings limited partnership interests such BGC Holdings limited partners could receive a disproportionate interest in the aggregate distributions by BGC U.S. OpCo and BGC Global OpCo that have not been distributed by us.

To the extent BGC Holdings distributes to its limited partners a greater share of that income that it receives from BGC U.S. OpCo and BGC Global OpCo than we distribute to our stockholders, then as founding/working partners, limited partnership unit holders and/or Cantor exercise any exchange right to acquire our Class A common stock or Class B common stock, as applicable, exchanging partners may receive a disproportionate interest in the aggregate distributions by BGC U.S. OpCo and BGC Global OpCo that have not been distributed by us. The reason is that the exchanging partner could receive both (1) the benefit of the distribution that has not been distributed by us that we received from BGC U.S. OpCo and BGC Global OpCo to BGC Holdings (in the form of a distribution by BGC Holdings to its limited partners) and (2) the benefit of the distribution from BGC U.S. OpCo and BGC Global OpCo to us (in the form of a subsequent cash dividend paid by us, a greater percentage indirect interest in BGC U.S. OpCo and BGC Global OpCo following a repurchase of BGC Class A common stock by us or a greater value of assets following a purchase of assets by us with the cash that otherwise would be distributed to our stockholders). Consequently, if our dividend policy does not match the level of the distribution policy of BGC Holdings, other holders of BGC Class A common stock and BGC Class B common stock as of the date of an exchange could experience a reduction in their interest in the profits previously distributed by BGC U.S. OpCo and BGC Global OpCo that have not been distributed by us. Our current dividend policy could result in distributions to our common stockholders that are different from the distributions made by BGC Holdings to its unit holders.

If we or BGC Holdings were deemed an “investment company” under the Investment Company Act, the Investment Company Act’s restrictions could make it impractical for us to continue our businesses and structure as contemplated and could materially adversely affect our businesses, financial condition, results of operations, and prospects.

Generally, an entity is deemed an “investment company” under Section 3(a)(1)(A) of the Investment Company Act if it is primarily engaged in the business of investing, reinvesting, or trading in securities, and is deemed an “investment company” under Section 3(a)(1)(C) of the Investment Company Act if it owns “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. Government Securities and cash items) on an unconsolidated basis. We believe that neither we nor BGC Holdings should be deemed an “investment company” as defined under Section 3(a)(1)(A) because neither of us is primarily engaged in the business of investing, reinvesting, or trading in securities. Rather, through our operating subsidiaries, we and BGC Holdings are primarily engaged in the operation of various types of brokerage businesses as described in this report. Neither we nor BGC Holdings is an “investment company” under Section 3(a)(1)(C) because more than 60% of the value of our total assets on an unconsolidated basis are interests in majority-owned subsidiaries that are not themselves “investment companies.” In particular, our BGC brokerage subsidiaries are entitled to rely on, among other things, the broker-dealer/market intermediary exemption in Section 3(c)(2) of the Investment Company Act.

To ensure that we and BGC Holdings are not deemed “investment companies” under the Investment Company Act, we need to be primarily engaged, directly or indirectly, in the non-investment company businesses of our operating subsidiaries. If we were to cease participation in the management of BGC Holdings, if BGC Holdings, in turn, were to cease participation in the management of the BGC OpCos, or if the BGC OpCos, in turn, were to cease participation in the management of our BGC operating subsidiaries, that would increase the possibility that we and BGC Holdings could be deemed “investment companies.” Further, if we were deemed not to have a majority of the voting power of BGC Holdings (including through our ownership of the Special Voting Limited Partnership Interest), if BGC Holdings, in turn, were deemed not to have a majority of the voting power of the BGC OpCos (including through its ownership of Special Voting Limited Partnership Interests), or if the BGC OpCos, in turn, were deemed not to have a majority of the voting power of our BGC operating subsidiaries, that would increase the possibility that we and BGC Holdings could be deemed “investment companies,” our interests in BGC Holdings and the BGC OpCos could be deemed “investment securities,” and we and BGC Holdings could be deemed “investment companies.”

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

Partnership and Equity Structure

Our equity-based compensation structure may adversely affect our ability to recruit, retain, compensate and motivate some employee partners.

While we believe that our emphasis on equity-based compensation promotes recruitment, motivation of our brokers and other employees and alignment of interest with shareholders, such employee may be more attracted to the benefits of working at a privately controlled partnership, or at a public company with a different compensation structure than our own, which may adversely affect our ability to recruit, retain, compensate and motivate these persons. While BGC Holdings limited partnership interests entitle founding/working and other limited partners to participate in distributions of income from the operations of our businesses, upon leaving BGC Holdings (or upon any other purchase of such limited partnership interests, as described below), any such founding/working or other limited partners are, unless Cantor, in the case of the founding partners, and us, as the general partner of BGC Holdings, otherwise determine, only entitled to receive over time, and provided he or she does not violate certain partner obligations, an amount for his or her BGC Holdings limited partnership interests that reflects such partner’s capital account or post-termination amount, if any, and not any goodwill or going concern value of our businesses. Further, certain partner units have no right to a post-termination payment, receive a preferred but fixed distribution amount, and/or cannot be made exchangeable into shares of our Class A common stock. Moreover, unless and until units are made exchangeable, limited partners have no unilateral right to exchange their BGC Holdings limited partnership interests for shares of BGC Class A common stock.

The BGC Holdings limited partnership interests are also subject to redemption, and subject founding/working and other limited partners to non-competition and non-solicitation covenants, as well as other obligations. In addition, the exercise of Cantor’s right to purchase from BGC Holdings exchangeable limited partnership interests generally when FPUs are redeemed or granted exchangeability will result in the share of distributions of income from the operations of our businesses on other outstanding BGC Holdings limited partnership interests, including those held by founding/working and other limited partners, to remain the same rather than increasing as would be the case if such interests were redeemed or granted exchangeability without such Cantor right to purchase. In addition, any purchase of exchangeable limited partnership units by Cantor from BGC Holdings following Cantor’s decision to grant exchangeability on FPUs will result in additional dilution to the other partners of BGC Holdings.

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

In addition, the ability to acquire shares of our Class A common stock underlying BGC Holdings exchangeable units is not dependent upon the partner’s continued employment with us or compliance with partner obligations, and such partners are therefore not restricted from leaving us by the potential loss of such shares. In the event that we complete a transaction to simplify our organizational structure by restructuring our partnership into a corporation there is no assurance that the retention and motivation features of our new structure will be as beneficial as those of our partnership structure.

We may be required to pay Cantor for a significant portion of the tax benefit, if any, relating to any additional tax depreciation or amortization deductions we claim as a result of any step up in the tax basis of the assets of BGC U.S. OpCo or BGC Global OpCo resulting from Cantor’s exchanges of interests in BGC Holdings (together with, prior to the Spin-Off, interests in Newmark Holdings) for our common stock.

Certain partnership interests in BGC Holdings may be exchanged for shares of BGC Partners common stock. In the vast majority of cases, the partnership units that become exchangeable for shares of BGC common stock are units that have been granted as compensation, and, therefore, the exchange of such units will not result in an increase in BGC’s share of the tax basis of the tangible and intangible assets of BGC U.S. OpCo, BGC Global OpCo and/or Newmark OpCo. However, exchanges of other partnership units – including non-tax-free exchanges of units by Cantor – could result in an increase in the tax basis of such tangible and intangible assets that otherwise would not have been available, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge by the IRS. These increases in tax basis, if sustained, may reduce the amount of tax that BGC would otherwise be required to pay in the future. In such circumstances, the tax receivable agreement that BGC entered into with Cantor provides for the payment by BGC to Cantor of 85% of the amount of cash savings, if any, in the U.S. federal, state and local income tax or franchise tax that BGC actually realizes as a result of these increases in tax basis and certain other tax benefits related to its entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. It is expected that BGC will benefit from the remaining 15% cash savings, if any, in income tax that we realize.

Risks Related to our Relationship with Cantor and Its Affiliates

We are controlled by Cantor and Mr. Lutnick, who have potential conflicts of interest with us and may exercise their control in a way that favors their interests to our detriment.

Cantor, and Mr. Lutnick, indirectly through his control of Cantor, are each able to exercise control over our management and affairs and all matters requiring stockholder approval, including the election of our directors and determinations with respect to acquisitions and dispositions, as well as material expansions or contractions of our businesses, entry into new lines of businesses and borrowings and issuances of our Class A common stock and Class B common stock or other securities. This control is subject to the approval of our Audit Committee on those matters requiring such approval. Cantor’s voting power may also have the effect of delaying or preventing a change of control of us.

Cantor’s and Mr. Lutnick’s ability to exercise control over us could create or appear to create potential conflicts of interest. Conflicts of interest may arise between us and Cantor in a number of areas relating to our past and ongoing relationships, including:

•	potential acquisitions and dispositions of businesses;
•	the issuance, acquisition or disposition of securities by us;
•	the election of new or additional directors to our Board;
•

the payment of dividends by us (if any), distribution of profits by BGC U.S. OpCo, BGC Global OpCo and/or BGC Holdings and repurchases of shares of our Class A common stock or purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners, and others;

•	any loans to or from us or Cantor;
•	business operations or business opportunities of ours and Cantor’s that would compete with the other party’s business opportunities, including Cantor’s and our brokerage and financial services;
•	intellectual property matters;
•	business combinations involving us;
•	conflicts between our agency trading for primary and secondary bond sales and Cantor’s investment banking bond origination business;
•	competition between our and Cantor’s other equity derivatives and cash equity inter-dealer brokerage businesses;
•	the nature, quality and pricing of administrative services to be provided to or by Cantor and/or Tower Bridge; and
•	provision of clearing capital pursuant to the Clearing Agreement and potential and existing loan arrangements.

We also expect Cantor to manage its ownership of us so that it will not be deemed to be an investment company under the Investment Company Act, including by maintaining its voting power in us above a majority absent an applicable exemption from the Investment Company Act. This may result in conflicts with us, including those relating to acquisitions or offerings by us involving issuances of shares of our Class A common stock, or securities convertible or exchangeable into shares of our Class A common stock, that would dilute Cantor’s voting power in us.

In addition, Cantor has from time to time in the past and may in the future consider possible strategic realignments of its own businesses and/or of the relationships that exist between and among Cantor and its other affiliates and us. Any related-party transaction or arrangement between Cantor and its other affiliates and us is subject to the prior approval by our Audit Committee, but generally does not otherwise require the separate approval of our stockholders, and if such stockholder approval is required, Cantor may retain sufficient voting power to provide any such requisite approval without the affirmative consent of the other stockholders. There is no assurance that such consolidation or restructuring would not result in a material expense or disruption to our businesses.

Moreover, the service of officers or partners of Cantor as our executive officers and directors, and those persons’ ownership interests in and payments from Cantor and its affiliates, could create conflicts of interest when we and those directors or executive officers are faced with decisions that could have different implications for us and Cantor. Our ability to retain our key employees and the ability of certain key employees to devote adequate time and attention to us are critical to the success of our businesses, and failure to do so may adversely affect our businesses, financial condition, results of operations and prospects.

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

In order to address potential conflicts of interest between Cantor and its representatives and us, our restated certificate of incorporation contains provisions regulating and defining the conduct of our affairs as they may involve Cantor and its representatives, and our powers, rights, duties and liabilities and those of our representatives in connection with our relationship with Cantor and its affiliates, officers, directors, general partners or employees. Our certificate of incorporation provides that no Cantor Company, as defined in our certificate of incorporation, or any of the representatives, as defined in our certificate of incorporation, of a Cantor Company will owe any fiduciary duty to, nor will any Cantor Company or any of their respective representatives be liable for breach of fiduciary duty to, us or any of our stockholders, including with respect to corporate opportunities. In addition, Cantor and its respective representatives have no duty to refrain from engaging in the same or similar activities or lines of business as us or doing business with any of our customers. The corporate opportunity policy that is included in our certificate of incorporation is designed to resolve potential conflicts of interest between us and Cantor and its representatives.

If any Cantor Company or any its representatives acquires knowledge of a potential transaction or matter that may be a corporate opportunity (as defined in our restated certificate of incorporation) for any such person, on the one hand, and us or any of our representatives, on the other hand, such person will have no duty to communicate or offer such corporate opportunity to us or any of our representatives, and will not be liable to us, any of our stockholders or any of our representatives for breach of any fiduciary duty by reason of the fact that they pursue or acquire such corporate opportunity for themselves, direct such corporate opportunity to another person or do not present such corporate opportunity us or any of our representatives, subject to the requirement described in the following sentence. If a third party presents a corporate opportunity to a person who is both our representative and a representative of a Cantor Company, expressly and solely in such person’s capacity as our representative, and such person acts in good faith in a manner consistent with the policy that such corporate opportunity belongs to us, then such person will be deemed to have fully satisfied and fulfilled any fiduciary duty that such person ahs to us as our representative with respect to such corporate opportunity, provided that any Cantor Company or any of its representatives may pursue such corporate opportunity if we decide not to pursue such corporate opportunity.

The BGC Holdings limited partnership agreement contains similar provisions with respect to us and/or Cantor and each of our respective representatives, and the BGC U.S. OpCo and BGC Global OpCo limited partnership agreements, contain similar provisions with respect to us and/or BGC Holdings and each of our respective representatives.

This policy, however, could make it easier for Cantor to compete with us. If Cantor competes with us, it could materially harm our businesses, financial condition, results of operations and prospects.

Agreements between us and Cantor are between related parties, and the terms of these agreements may be less favorable to us than those that we could have negotiated with third parties and may subject us to litigation.

Our relationship with Cantor results in agreements with Cantor that are between related parties. As a result, the prices charged to us or by us for services provided under agreements with Cantor or sales or purchases of assets or other similar transactions may be higher or lower than prices that may be charged by third parties, and the terms of these agreements may be less favorable to us than those that we could have negotiated with third parties. In addition, Cantor has an unlimited right to internally use market data from us without any cost. Any related-party transactions or arrangements between us and Cantor are subject to the prior approval by our Audit Committee, but generally do not otherwise require the separate approval of our stockholders, and if such stockholder approval were required, Cantor may retain sufficient voting power to provide any such requisite approval without the affirmative consent of the other stockholders.

These related-party relationships may from time to time subject us to litigation. For example, a purported derivative action, was filed alleging the Berkeley Point Acquisition and our investment in Real Estate LP were unfair to us. While the Company believes that these allegations are without merit and intends to defend against them vigorously as the case moves forward, as in any litigated matter, the outcome cannot be determined with certainty.

We are controlled by Cantor, which in turn controls its wholly owned subsidiary, CF&Co, which has acted and may continue to act as our sales agent in our CEO program from time to time and provides us with additional investment banking services. In addition, other affiliates of Cantor may provide us with advice and services from time to time.

We are controlled by Cantor, which in turn controls its wholly owned subsidiary, CF&Co, which has acted in the past and may continue to act as our sales agent in our CEO program, including pursuant to the March 2018 Sales Agreement, and received fees in connection therewith. We may enter into similar agreements in the future. Pursuant to the March 2018 Sales Agreement, we may offer and sell up to $300 million of shares of our Class A common stock. Under the March 2018 Sales Agreement, we agree to pay CF&Co 2% of the gross proceeds from the sale of shares of our Class A common stock. As of December 31, 2019, we have issued and sold 17,401,431 shares of BGC Class A common stock (or $209.8 million) under the March 2018 Sales Agreement.

In selling shares of our Class A common stock under the March 2018 Sales Agreement, we may determine to instruct CF&Co not to sell our shares at less than a minimum price per share designated by us. Alternatively, we may instruct CF&Co to sell our shares so as to seek to realize a designated minimum price per share for all shares sold over a designated time period, or so as to seek to raise a designated minimum dollar amount of gross proceeds from sales of all such shares over a designated time period.

CF&Co has retained independent legal advisors in connection with its role as sales agent under the March 2018 Sales Agreement, but for the reasons described below it may not be in a position to provide us with independent financial input in connection with the offering of shares of our Class A common stock pursuant to the March 2018 Sales Agreement. We are not required to, and have not engaged, an independent investment banking firm to act as a qualified independent underwriter or to otherwise provide us with independent input in our CEO program.

While our Board and Audit Committee will be involved with any decision by us to enter into or terminate new sales agreements with CF&Co, our management has been delegated the authority to determine, and to so instruct CF&Co with respect to, matters involving the manner, timing, number of shares, and minimum prices per share or proceeds for sales of our shares, or the suspension thereof, in our CEO program pursuant to the March 2018 Sales Agreement. Our management may be expected to consult with appropriate personnel from CF&Co in making such determinations, but given the overlap between our senior management and that of Cantor and its wholly-owned subsidiary, CF&Co, it may be expected that any joint determinations by our senior management and that of CF&Co with respect to our CEO program will involve the same individuals. In making such joint determinations, our Audit Committee has instructed our senior management to act in the best interests of us and our stockholders. Nevertheless, in making such determinations, such individuals will not have the benefit of input from an independent investment banking firm that is able to make its own determinations with respect to our CEO program, including, but not limited to, whether to suspend sales under the March 2018 Sales Agreement or to terminate the March 2018 Sales Agreement.

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

The March 2018 Sales Agreement with CF&Co currently remains in effect to assist us with partner and employee sales of shares of Class A common stock, which may occur from time to time, as well as other potential forms of employee share monetization including issuance of shares to employees and partners which may be sold through broker transactions. The March 2018 Sales Agreement provides for the issuance and sale of up to $300 million of shares of our Class A common stock of our Class A common stock from time to time on a delayed or continuous basis. As of December 31, 2019, we have issued and sold 17,401,431 shares of BGC Class A common stock (or $209.8 million) under the March 2018 Sales Agreement.

We have an effective registration statement on Form S-4 filed on September 3, 2010 (the “2010 Form S-4 Registration Statement”), with respect to the offer and sale of up to 20 million shares of BGC Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of December 31, 2019, we have issued an aggregate of 13.8 million shares of BGC Class A common stock under the 2010 Form S-4 Registration Statement. Additionally, on September 13, 2019, we filed a registration statement on Form S-4 (the “2019 Form S-4 Registration Statement”), with respect to the offer and sale of up to 20 million shares of BGC Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of December 31, 2019, we have not issued any shares of BGC Class A common stock under the 2019 Form S-4 Registration Statement. We also have an effective shelf Registration Statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of BGC Class A common stock under the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan. As of December 31, 2019, we have issued 0.6 million shares of BGC Class A common stock under the Dividend Reinvestment and Stock Purchase Plan. We have filed a number of registration statements on Form S-8 pursuant to which we have registered the shares underlying our Equity Plan. As of December 31, 2019, there were 137.7 million shares remaining for sale under such registration statements.

Because the sales of shares of our Class A common stock under the March 2018 Sales Agreements have been made, and any other future sales of our Class A common stock may be made, in the markets at prevailing market prices or at prices related to such prevailing market prices, the prices at which these shares have been sold and may be sold in the future will vary, and these variations may be significant. Purchasers of these shares may suffer significant dilution if the price they pay is higher than the price paid by other purchasers of shares of our Class A common stock under the March 2018 Sales Agreement and any future offerings of shares of our Class A common stock.

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

Because we intend to use the net proceeds from any sales of shares of our Class A common stock under the March 2018 Sales Agreement from time to time, and may use the net proceeds from future offerings, for general corporate purposes, which, among other things, are expected to include repurchases of shares of our Class A common stock and purchases of BGC Holdings units or other equity interests in us or in our subsidiaries from Cantor, our executive officers, other employees, partners, and others, and/or to replenish cash used to effect such repurchases and purchases, investors should be aware that such net proceeds will not be available for other corporate purposes, and that, depending upon the timing and prices of such repurchases of shares and purchases of units and of the sales of our shares under the March 2018 Sales Agreement and the liquidity and depth of our market, we may sell a greater aggregate number of shares, at a lower average price per share, under the March 2018 Sales Agreement than the number of shares or units repurchased or purchased, thereby increasing the aggregate number of shares and units outstanding and potentially decreasing our EPS.

In the event that we make any such sales, we intend to use any net proceeds of the sale of shares of BGC Class A common stock from time to time under the March 2018 Sales Agreement, and may use the net proceeds from any future offerings, for general corporate purposes, which among other things, are expected to include repurchases of shares of our Class A common stock and purchases of BGC Holdings units or other equity interests in us or in our subsidiaries, from Cantor, our executive officers, other employees, partners, and others, and/or to replenish cash used to effect such repurchases and purchases. From January 1, 2019 to December 31, 2019, we repurchased an aggregate of 0.2 million shares of our Class A common stock at an aggregate purchase price of approximately $1.2 million, with an average repurchase price of $5.30 per share. During that period, we redeemed for cash an aggregate of 0.5 million limited partnership units at an average price of $5.70 per unit and an aggregate of 0.1 thousand founding/working partner units at an average price of $5.64 per unit. In the future, we may continue to repurchase shares of our Class A common stock and purchase partnership units from Cantor, our executive officers, other employees, partners, and others, and these repurchases and purchases may be significant.

While we believe that we can successfully manage our strategy, and that our share price may in fact increase as we increase the amount of cash available for dividends and share repurchases and unit purchases by paying a portion of the compensation of our employees in the form of partnership units and restricted stock, gradually lowering our compensation expenses for purposes of Adjusted Earnings, and lowering our long-term effective tax rate for Adjusted Earnings, there can be no assurance that our strategy will be successful or that we can achieve any or all of such objectives.

The market price of our Class A common stock has fluctuated significantly and may continue to do so. In addition, future sales of shares of Class A common stock by us or selling stockholders could materially adversely affect the market price of our Class A common stock.

The market price of our Class A common stock has fluctuated significantly, and the market price of our Class A common stock may continue to do so depending upon many factors, including our actual results of operations and perceived prospects, the prospects of our competition and of the financial markets in general, differences between our actual financial and operating results and those expected by investors and analysts, changes in analysts’ recommendations or projections, seasonality, changes in general valuations for companies in our business segments, changes in general economic or market conditions and broad market fluctuations. BGC’s fully-diluted and float-adjusted market capitalizations decreased on December 3, 2018 as a result of the Spin-Off of Newmark. Prior to the Spin-Off, BGC’s ownership stake in Newmark made up a significant portion of the Company’s valuation and contributed to fluctuations in the market price of our Class A common stock. The market price of our Class A common stock may continue to be subject to similar market fluctuations, which may be unrelated to our operating performance or prospects, and increased volatility could result in a decline in the market price of our Class A common stock. Declines in the price of our Class A common stock may adversely affect our ability to recruit and retain key employees, including brokers, salespeople, managers and other professionals.

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

In addition to sales of shares of our Class A common stock from time to time pursuant to our CEO program, our acquisition shelves, and our dividend reinvestment plan discussed above, events which could have such an effect include the following:

•	We may issue shares of our Class A common stock upon the conversion or exchange of any convertible or exchangeable debt securities that may be issued by us in the future;

•

Stockholders may resell shares of BGC Class A common stock issuable by us in connection with (i) the conversion by Cantor of shares of its BGC Class B common stock into shares of BGC Class A common stock, (ii) the exchange of Cantor’s exchangeable limited partnership interests, (iii) the exchange, redemption, or purchase of partnership units for shares of BGC Class A common stock, including in partnership restructurings, (iv) incentive compensation, including grants of restricted stock, RSUs, and options, and (v) donations of shares by us to The Cantor Fitzgerald Relief Fund; and

•

Stockholders may resell outstanding shares of our Class A common stock, including sales by Cantor partners who receive distribution rights shares from Cantor, The Cantor Fitzgerald Relief Fund which may receive donated shares from Cantor or others, and our employees and partners who hold our shares, including those received in compensatory arrangements from us or in connection with acquisitions.

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

Our largest presence outside of the New York metropolitan area is in London, located at Five Churchill Place, London, E14 5RD.

We currently occupy concurrent computing centers in Weehawken, New Jersey, Secaucus, New Jersey and Trumbull, Connecticut. In addition, we occupy three data centers in the United Kingdom located in Canary Wharf, Romford and City of London respectively. Our U.S. operations also have office space in Princeton, New Jersey, Edison, New Jersey, Palm Beach Gardens, Florida, Garden City, New York, Sugar Land, Texas, and Chicago, Illinois.

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

As of February 21, 2020, there were 809 holders of record of our Class A common stock and two holders of record of our Class B common stock.

Dividend Policy

Our Board has authorized a dividend policy which provides that we expect to pay a quarterly cash dividend to our common stockholders based on our post-tax Adjusted Earnings per fully diluted share. We have indicated that we expect to review the annual expected quarterly dividend rate during our first quarter earnings call. Our Board declared a dividend of $0.14 per share for each of the four quarters of 2019. Please see below for a detailed definition of post-tax Adjusted Earnings per fully diluted share.

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

Repurchase Program and 2019 Share Repurchases and Unit Purchases

Our Board of Directors and our Audit Committee have authorized repurchases of our Class A common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners and others, including Cantor employees and partners. Most recently, on August 1, 2018, our Board of Directors and Audit Committee again renewed and increased the authorized repurchases of stock or units, including from Cantor employees and partners to $300 million. As of December 31, 2019, we had approximately $256.7 million remaining under this authorization and may continue to actively make repurchases or purchases, or cease to make such repurchases or purchases, from time to time.

During the year ended December 31, 2019, we repurchased 0.2 million shares of our Class A common stock at an aggregate purchase price of approximately $1.2 million for an average price of $5.30 per share.

We did not repurchase any shares of our Class A common stock during the fourth quarter of 2019.

Certain Definitions

We use non-GAAP financial measures that differ from the most directly comparable measures calculated and presented in accordance with U.S. GAAP. Non-GAAP financial measures used by the Company include “Adjusted Earnings before noncontrolling interests and taxes”, which is used interchangeably with “pre-tax Adjusted Earnings”; “Post-tax Adjusted Earnings to fully diluted shareholders”, which is used interchangeably with “post-tax Adjusted Earnings”; “Adjusted EBITDA”; and “Liquidity”. The definitions of these terms are below.

Adjusted Earnings Defined

BGC uses non-GAAP financial measures, including “Adjusted Earnings before noncontrolling interests and taxes” and “Post-tax Adjusted Earnings to fully diluted shareholders”, which are supplemental measures of operating results used by management to evaluate the financial performance of the Company and its consolidated subsidiaries. BGC believes that Adjusted Earnings best reflect the operating earnings generated by the Company on a consolidated basis and are the earnings which management considers when managing its business.

As compared with “Income (loss) from continuing operations before income taxes” and “Net income (loss) from continuing operations for fully diluted shares”, both prepared in accordance with GAAP, Adjusted Earnings calculations primarily exclude certain non-cash items and other expenses that generally do not involve the receipt or outlay of cash by the Company and/or which do not dilute existing stockholders. In addition, Adjusted Earnings calculations exclude certain gains and charges that management believes do not best reflect the ordinary results of BGC. Adjusted Earnings is calculated by taking the most comparable GAAP measures and adjusting for certain items with respect to compensation expenses, non-compensation expenses, and other income, as discussed below.

Calculations of Compensation Adjustments for Adjusted Earnings and Adjusted EBITDA

Treatment of Equity-Based Compensation Line Item for Adjusted Earnings and Adjusted EBITDA

The Company’s Adjusted Earnings and Adjusted EBITDA measures exclude all GAAP charges included in the line item “Equity-based compensation and allocations of net income to limited partnership units and FPUs” (or “equity-based compensation” for purposes of defining the Company’s non-GAAP results) as recorded on the Company’s GAAP Consolidated Statements of Operations and GAAP Consolidated Statements of Cash Flows. These GAAP equity-based compensation charges reflect the following items:

*

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

*

Charges with respect to preferred units. Any preferred units would not be included in the Company’s fully diluted share count because they cannot be made exchangeable into shares of common stock and are entitled only to a fixed distribution. Preferred units are granted in connection with the grant of certain limited partnership units that may be granted exchangeability or redeemed in connection with the grant of shares of common stock at ratios designed to cover any withholding taxes expected to be paid. This is an alternative to the common practice among public companies of issuing the gross amount of shares to employees, subject to cashless withholding of shares, to pay applicable withholding taxes.

*

GAAP equity-based compensation charges with respect to the grant of an offsetting amount of common stock or partnership units with capital accounts in connection with the redemption of non-exchangeable units, including PSUs and LPUs.

*	Charges related to amortization of RSUs and limited partnership units.
*	Charges related to grants of equity awards, including common stock or partnership units with capital accounts.
*	Allocations of net income to limited partnership units and FPUs. Such allocations represent the pro-rata portion of post-tax GAAP earnings available to such unit holders.

The amounts of certain quarterly equity-based compensation charges are based upon the Company’s estimate of such expected charges during the annual period, as described further below under “Methodology for Calculating Adjusted Earnings Taxes.”

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

Compensation charges are also adjusted for certain other cash and non-cash items, including those related to the amortization of GFI employee forgivable loans granted prior to the closing of the January 11, 2016 back-end merger with GFI.

Certain Other Compensation-Related Adjustments for Adjusted Earnings

BGC also excludes various other GAAP items that management views as not reflective of the Company’s underlying performance in a given period from its calculation of Adjusted Earnings. These may include compensation-related items with respect to cost-saving initiatives, such as severance charges incurred in connection with headcount reductions as part of broad restructuring plans.

Calculation of Non-Compensation Adjustments for Adjusted Earnings

Adjusted Earnings calculations may also exclude items such as:

*	Non-cash GAAP charges related to the amortization of intangibles with respect to acquisitions;
*	Acquisition related costs;
*	Certain rent charges;
*	Non-cash GAAP asset impairment charges; and
*

Various other GAAP items that management views as not reflective of the Company’s underlying performance in a given period, including non-compensation-related charges incurred as part of broad restructuring plans. Such GAAP items may include charges for exiting leases and/or other long-term contracts as part of cost-saving initiatives, as well as non-cash impairment charges related to assets, goodwill and/or intangibles created from acquisitions.

Calculation of Adjustments for Other (income) losses for Adjusted Earnings

Adjusted Earnings calculations also exclude certain other non-cash, non-dilutive, and/or non-economic items, which may, in some periods, include:

*	Gains or losses on divestitures;
*	Fair value adjustment of investments;
*	Certain other GAAP items, including gains or losses related to BGC's investments accounted for under the equity method; and
*	Any unusual, one-time, non-ordinary, or non-recurring gains or losses.

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

Calculations of Pre- and Post-Tax Adjusted Earnings per Share

BGC’s pre- and post-tax Adjusted Earnings per share calculations assume either that:

*	The fully diluted share count includes the shares related to any dilutive instruments, but excludes the associated expense, net of tax, when the impact would be dilutive; or
*	The fully diluted share count excludes the shares related to these instruments, but includes the associated expense, net of tax.

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

The declaration, payment, timing and amount of any future dividends payable by the Company will be at the discretion of its Board of Directors using the fully diluted share count. For more information on any share count adjustments, see the table titled “Fully Diluted Weighted-Average Share Count under GAAP and for Adjusted Earnings from Continuing Operations” in the Company’s most recent financial results press release.

Management Rationale for Using Adjusted Earnings

BGC’s calculation of Adjusted Earnings excludes the items discussed above because they are either non-cash in nature, because the anticipated benefits from the expenditures are not expected to be fully realized until future periods, or because the Company views results excluding these items as a better reflection of the underlying performance of BGC’s ongoing operations. Management uses Adjusted Earnings in part to help it evaluate, among other things, the overall performance of the Company’s business, to make decisions with respect to the Company’s operations, and to determine the amount of dividends payable to common stockholders and distributions payable to holders of limited partnership units. Dividends payable to common stockholders and distributions payable to holders of limited partnership units are included within “Dividends to stockholders” and “Earnings distributions to limited partnership interests and noncontrolling interests,” respectively, in our unaudited, condensed, consolidated statements of cash flows.

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

For more information regarding Adjusted Earnings, see the section in the Company’s most recent financial results press release titled “Reconciliation of GAAP Income (Loss) from Continuing Operations before Income Taxes to Adjusted Earnings from Continuing Operations and GAAP Fully Diluted EPS from Continuing Operations to Post-Tax Adjusted EPS from Continuing Operations”, including the related footnotes, for details about how BGC’s non-GAAP results are reconciled to those under GAAP.

Adjusted EBITDA Defined

BGC also provides an additional non-GAAP financial performance measure, “Adjusted EBITDA”, which it defines as GAAP “Net income (loss) from continuing operations available to common stockholders”, adjusted to add back the following items:

*	Provision (benefit) for income taxes;
*	Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries;

*	Interest expense;
*	Fixed asset depreciation and intangible asset amortization;
*	Equity-based compensation and allocations of net income to limited partnership units and FPUs;
*	Impairment of long-lived assets;
*	(Gains) losses on equity method investments; and
*	Certain other non-cash GAAP items, such as non-cash charges of amortized rents incurred by the Company for its new U.K. based headquarters.

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

Since BGC’s Adjusted EBITDA is not a recognized measurement under GAAP, investors should use this measure in addition to GAAP measures of net income when analyzing BGC’s operating performance. Because not all companies use identical EBITDA calculations, the Company’s presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, Adjusted EBITDA is not intended to be a measure of free cash flow or GAAP cash flow from operations because the Company’s Adjusted EBITDA does not consider certain cash requirements, such as tax and debt service payments.

For more information regarding Adjusted EBITDA, see the section in the Company’s most recent financial results press release titled “Reconciliation of GAAP Net Income (Loss) from Continuing Operations Available to Common Stockholders to Adjusted EBITDA from Continuing Operations”, including the footnotes to the same, for details about how BGC’s non-GAAP results are reconciled to those under GAAP.

Timing of Outlook for Certain GAAP and Non-GAAP Items

BGC anticipates providing forward-looking guidance for GAAP revenues and for certain non-GAAP measures from time to time. However, the Company does not anticipate providing an outlook for other GAAP results. This is because certain GAAP items, which are excluded from Adjusted Earnings and/or Adjusted EBITDA, are difficult to forecast with precision before the end of each period. The Company therefore believes that it is not possible for it to have the required information necessary to forecast GAAP results or to quantitatively reconcile GAAP forecasts to non-GAAP forecasts with sufficient precision without unreasonable efforts. For the same reasons, the Company is unable to address the probable significance of the unavailable information. The relevant items that are difficult to predict on a quarterly and/or annual basis with precision and may materially impact the Company’s GAAP results include, but are not limited, to the following:

*	Certain equity-based compensation charges that may be determined at the discretion of management throughout and up to the period-end;
*	Unusual, one-time, non-ordinary, or non-recurring items;
*

The impact of gains or losses on certain marketable securities, as well as any gains or losses related to associated mark-to- market movements and/or hedging. These items are calculated using period-end closing prices;

*	Non-cash asset impairment charges, which are calculated and analyzed based on the period-end values of the underlying assets. These amounts may not be known until after period-end;
*	Acquisitions, dispositions and/or resolutions of litigation, which are fluid and unpredictable in nature.

Liquidity Defined

BGC may also use a non-GAAP measure called “liquidity”. The Company considers liquidity to be comprised of the sum of cash and cash equivalents, reverse repurchase agreements (if any), securities owned, and marketable securities, less securities lent out in securities loaned transactions and repurchase agreements (if any). The Company considers liquidity to be an important metric for determining the amount of cash that is available or that could be readily available to the Company on short notice.

For more information regarding Liquidity, see the section in the Company’s most recent financial results press release titled “Liquidity Analysis from Continuing Operations”, including any footnotes to the same, for details about how BGC’s non-GAAP results are reconciled to those under GAAP.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the last five years ended December 31, 2019. This selected consolidated financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the accompanying Notes thereto included elsewhere in this Annual Report on Form 10-K. Amounts in thousands, except per share data.

	Year Ended December 31,
	2019	2018[1]	2017[1]	2016[1,2,3]	2015[1,2,3,4]
Consolidated Statements of Operations Data:
Revenues:
Commissions	$1,645,818	$1,511,522	$1,334,383	$1,136,248	$1,122,982
Principal transactions	321,923	313,053	317,856	325,481	313,142
Total brokerage revenues	1,967,741	1,824,575	1,652,239	1,461,729	1,436,124
Fees from related parties	29,442	24,076	27,094	24,200	25,348
Data, software and post-trade	73,166	65,185	54,557	54,309	102,371
Interest income	18,319	14,404	14,557	8,896	9,132
Other revenues	15,563	9,570	2,504	5,177	8,686
Total revenues	2,104,231	1,937,810	1,750,951	1,554,311	1,581,661
Expenses:
Compensation and employee benefits	1,127,911	1,001,623	950,477	858,120	925,905
Equity-based compensation and allocations of net income to limited partnership units and FPUs	165,612	205,070	233,241	155,057	135,898
Total compensation and employee benefits	1,293,523	1,206,693	1,183,718	1,013,177	1,061,803
Other expenses	728,083	609,145	594,148	513,194	604,248
Total expenses	2,021,606	1,815,838	1,777,866	1,526,371	1,666,051
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	18,421	—	561	7,044	394,347
Gains (losses) on equity method investments	4,115	7,377	4,627	3,543	2,597
Other income (loss)	32,953	50,468	25,863	81,934	123,168
Total other income (losses), net	55,489	57,845	31,051	92,521	520,112
Income (loss) from operations before income taxes	138,114	179,817	4,136	120,461	435,722
Provision (benefit) for income taxes	53,171	76,120	92,772	56,339	127,263
Consolidated net income (loss) from continuing operations	84,943	103,697	(88,636)	64,122	308,459
Consolidated net income (loss) from discontinued operations, net of tax	—	176,169	170,365	189,716	9,698
Consolidated net income (loss)	84,943	279,866	81,729	253,838	318,157
Less: Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries	29,236	29,993	36,167	70,005	158,121
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries	—	52,353	(5,913)	(1,189)	77
Net income (loss) available to common stockholders	$55,707	$197,520	$51,475	$185,022	$159,959
Per share data:
Basic earnings (loss) per share from continuing operations	$0.16	$0.23	$(0.43)	$(0.02)	$0.62
Fully diluted earnings (loss) per share from continuing operations	$0.16	$0.23	$(0.43)	$(0.02)	$0.59
Basic weighted-average shares of common stock outstanding	344,332	322,141	287,378	277,073	243,460
Fully diluted weighted-average shares of common stock outstanding	524,550	323,844	287,378	277,073	286,322
Dividends declared per share of common stock	$0.56	$0.72	$0.70	$0.62	$0.54
Dividends declared and paid per share of common stock	$0.56	$0.72	$0.70	$0.62	$0.54
Cash and cash equivalents	$415,379	$336,535	$513,306	$468,986	$451,598
Total assets	$3,916,120	$3,432,757	$5,429,712	$5,047,586	$4,783,324
Notes payable and other borrowings	$1,142,687	$763,548	$575,029	$965,767	$840,877
Total liabilities	$3,148,745	$2,544,877	$4,243,556	$3,361,469	$3,139,644
Total stockholders’ equity	$685,826	$768,373	$633,886	$1,183,560	$893,972

1	Financial results have been retrospectively adjusted as a result of the Spin-Off to reflect Newmark through November 30, 2018 as discontinued operations for all periods presented.
2

Amounts include the gain related to the earn-out associated with the NASDAQ transaction. During the third quarter of 2017, the Company transferred the right to receive the Nasdaq earn-out payments to Newmark.

3	Financial results have been retrospectively adjusted to include the financial results of Lucera.
4	Amounts include gains related to the Company’s sale of all of the equity interests in the entities that made up the Trayport business to Intercontinental Stock Exchange, Inc. on December 11, 2015.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of BGC Partners’ financial condition and results of operations should be read together with BGC Partners’ consolidated financial statements and notes to those statements, as well as the cautionary statements relating to forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act, included in this report.

This discussion summarizes the significant factors affecting our results of operations and financial condition as of and during the years ended December 31, 2019, 2018, and 2017. This discussion is provided to increase the understanding of, and should be read in conjunction with, our consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW AND BUSINESS ENVIRONMENT

We are a leading global brokerage and financial technology company servicing the global financial markets.

Through brands including BGC®, GFI®, Sunrise™, Besso™, Ed Broking®, Poten & Partners™ and RP Martin™, among others, our businesses specialize in the brokerage of a broad range of products, including fixed income such as government bonds, corporate bonds, and other debt instruments, as well as related interest rate derivatives and credit derivatives. We also broker products across FX, equities, energy and commodities, insurance, and futures. Our businesses also provide a wide variety of services, including trade execution, brokerage services, clearing, trade compression, post-trade, information, and other back-office services to a broad assortment of financial and non-financial institutions. Our integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use Voice, Hybrid, or in many markets, Fully Electronic brokerage services in connection with transactions executed either OTC or through an exchange. Through our Fenics® group of electronic brands, we offer a number of market infrastructure and connectivity services, Fully Electronic marketplaces, and the Fully Electronic brokerage of certain products that also may trade via Voice and Hybrid execution. The full suite of Fenics® offerings include market data and related information services, Fully Electronic brokerage, compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions. Fenics® brands operate under the names Fenics®, BGC Trader™, CreditMatch®, Fenics MD™, BGC Market Data™, kACE2®, EMBonds®, Capitalab®, Swaptioniser®, CBID® and Lucera®.

We previously offered real estate services through our publicly traded subsidiary, Newmark (NASDAQ: NMRK). On November 30, 2018, we completed the Spin-Off of Newmark (see “Newmark IPO, Separation Transaction and Spin-Off” for more information).

BGC, BGC Partners, BGC Trader, GFI, GFI Ginga, CreditMatch, Fenics, Fenics.com, Sunrise Brokers, Besso, Ed Broking, Poten & Partners, RP Martin, kACE2, EMBonds, Capitalab, Swaptioniser, CBID and Lucera are trademarks/service marks, and/or registered trademarks/service marks of BGC Partners, Inc. and/or its affiliates.

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

As of December 31, 2019, we had over 2,900 brokers, salespeople, managers and other front-office personnel across our businesses.

Newmark IPO, Separation and Spin-Off

On December 13, 2017, prior to the Newmark IPO, pursuant to the Separation and Distribution Agreement, we transferred substantially all of the assets and liabilities relating to our Real Estate Services business to Newmark. In connection with the Separation, Newmark assumed certain indebtedness and made a proportional distribution of interests in Newmark Holdings to holders of interests in BGC Holdings.

In December 2017, Newmark completed its IPO of an aggregate of 23 million shares of Newmark Class A common stock. Prior to the Newmark IPO, Newmark was our wholly owned subsidiary.

On November 30, 2018, we completed the Spin-Off of the shares of Newmark Class A and Class B common stock held by us to our stockholders as of the close of business on the Record Date through a special pro-rata stock dividend pursuant to which shares of Newmark Class A common stock held by BGC were distributed to holders of BGC Class A common stock and shares of Newmark Class B common stock held by BGC were distributed to holders of BGC Class B common stock (which holders of BGC Class B common stock were Cantor and another entity controlled by our CEO, Howard W. Lutnick). Following the Spin-Off, BGC no longer holds any shares of Newmark.

For more information about these transactions, see Note 1—“Organization and Basis of Presentation” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

 GFI Merger

On January 12, 2016, we completed our acquisition of GFI, a leading intermediary and provider of trading technologies and support services to the global OTC and listed markets, via the GFI Merger. GFI serves institutional clients in operating electronic and hybrid markets for cash and derivative products across multiple asset classes.

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

As a result of the sale of eSpeed, we only sold our on-the-run benchmark 2-, 3-, 5-, 7-, 10-, and 30-year Fully Electronic trading platform for U.S. Treasury Notes and Bonds. We continue to offer Voice brokerage for on-the-run U.S. Treasuries, as well as across various other products in rates, credit, FX, market data and software solutions. As we continue to focus our efforts on converting Voice and Hybrid desks to Fully Electronic execution, our e-businesses and revenues from inter-company data, software, and post-trade services, have continued to grow their revenues.

Going forward, we expect these businesses to become an even more valuable part of BGC as they continue to grow.

Fully Electronic (Fenics) and Hybrid Execution

For the purposes of this document and subsequent SEC filings, all of our Fully Electronic businesses are referred to as Fenics. The Fenics business includes our group of electronic brands offering a number of market infrastructure and connectivity services, Fully Electronic marketplaces, and the Fully Electronic brokerage of certain products that also may trade via Voice and Hybrid execution. The full suite of Fenics offerings include market data and related information services, Fully Electronic brokerage, compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions.

Historically, our technology-based product growth has led to higher margins and greater profits over time for exchanges and wholesale financial intermediaries alike, even if overall Company revenues remain consistent. This is largely because automated and electronic trading efficiency allows the same number of employees to manage a greater volume of trades as the marginal cost of incremental trading activity falls. Over time, the conversion of exchange-traded and OTC markets to Fully Electronic trading has also led, on average, to volumes increasing by enough to offset commission declines, and thus often to similar or higher overall revenues. We have been a pioneer in creating and encouraging Hybrid and Fully Electronic execution, and we continually work with our customers to expand such trading across more asset classes and geographies.

Outside of U.S. Treasuries and spot FX, the banks and financial firms that dominate the OTC markets had, until recent years, generally been hesitant in adopting electronically traded products. However, the banks, broker-dealers, and other professional trading firms are now much more active in Hybrid and Fully Electronically traded markets across various OTC products, including credit derivative indices, FX derivatives, non-U.S. sovereign bonds, corporate bonds, and interest rate derivatives. These electronic markets have grown as a percentage of overall industry volumes for the past few years as firms like BGC have invested in the kinds of technology favored by our customers. Regulation in Asia, Europe and the U.S. regarding banking, capital markets, and OTC derivatives has accelerated the adoption of Fully Electronic execution, and we expect this to continue. We also believe that new clients, beyond our large bank customer base, will primarily transact electronically across our Fenics platform.

The combination of more market acceptance of Hybrid and Fully Electronic execution and our competitive advantage in terms of technology and experience has contributed to our strong gains in electronically traded products. We continue to invest in Hybrid and Fully Electronic technology broadly across our product categories, not only launching existing product pools but also launching new platforms with market leading protocols and functionality, which we believe will be game changing in the sector. Fenics has exhibited strong growth over the past several years, and we believe that this growth has outpaced the wholesale brokerage industry as a whole. We expect this trend to accelerate as we convert more of our Voice and Hybrid brokerage into Fully Electronic brokerage across our Fenics platform.

We expect to benefit from the secular trend towards electronic trading, increased demand for market data, and the need for increased automation and post-trade services. We continue to onboard new customers as the opportunities created by electronic and algorithmic trading continue to transform our industry. We continue to roll out our next-gen Fenics brokerage platforms across more products and geographies with the goal of seamlessly integrating Voice liquidity with customer electronic orders either by a graphical user interface or application programming interface, and we expect to have continued success converting Voice/Hybrid desks over time as we roll out these platforms across more products and geographies.

We have continued to invest in our new Fenics stand-alone Fully Electronic offerings, which currently include:

•

Fenics GO, our new electronic trading platform, which provides live, real-time and tradeable two-way electronic liquidity for exchange-listed futures and options, such as Eurex EURO STOXX 50 Index Options, NIKKEI 225, and related Delta One strategies. Fenics GO recently added Citadel Securities, who joined IMC, Maven Securities, and Optiver as electronic liquidity providers;

•

Fenics UST, which generated volume growth of approximately 230% year-on-year in December 2019. This compares with a decline of 18% for overall primary dealer U.S. Treasury volumes. Primary dealer volumes are based on data from the Securities Industry and Financial Markets Association. Over the same timeframe, Fenics UST increased its market share of CLOB trading from approximately 2% to nearly 10% and is now the second largest CLOB platform for U.S. Treasuries. CLOB market share is based on data from Greenwich Associates for the U.S. Treasury volumes of Fenics UST, CME BrokerTec, Nasdaq Fixed Income, and Dealerweb. Including these CLOB platforms as well as the volumes of platforms using other fully electronic U.S. Treasury trading protocols, Fenics UST increased its market share from 1.3% to 5.4% year-on-year in December 2019, per Greenwich Associates.

•	Our expanded Fenics FX platforms, including MidFX, Spot, FX Options, and non-deliverable and FX forwards;
•	Lucera, which is our software-defined network, offering the trading community direct connectivity to each other; and
•	Capitalab’s Nikkei 225 options compression service, which is in partnership with the Singapore Exchange.

Collectively, our newer Fenics offerings, such as the five listed above, are not yet fully up to scale, and are not yet generating significant revenues. The net loss relating to investment in these new products and services was more than $55 million and $30 million for the years ended December 31, 2019 and 2018, respectively. Looking ahead, we expect the net loss relating to these investments in Fenics offerings to improve by $15 million in 2020 and for the net loss to be approximately $40 million, and for these newer businesses to break even during 2021. Over time, we expect these new products and services to become profitable, high-margin businesses as their scale and revenues increase, all else equal. We believe that our newer Fenics offerings have created significant shareholder value.

As we continue to focus our efforts on converting Voice and Hybrid desks to Fully Electronic execution, net revenues in our higher margin Fully Electronic businesses across brokerage, data, software, and post-trade increased 12.2% to $73.2 million for the year ended December 31, 2019. Going forward, we expect Fenics to become an even more valuable part of BGC as it continues to grow. We continue to analyze how to optimally configure our Voice/Hybrid and Fully Electronic businesses.

Possible Restructuring

Before our first quarter 2020 earnings call, we expect to submit a proposal to the Board and relevant committees with respect to converting our partnership into a corporation. Our current target is to be positioned to begin executing a conversion around the end of the third quarter of 2020, and expect to complete the execution around year end 2020. Any such restructuring would be subject to tax, accounting, regulatory, and other considerations and approvals.

Impact of ASC 606 on Results

From 2014 through 2016, the FASB issued several accounting standard updates, which together comprise ASC Topic 606, Revenue from Contracts with Customers. Beginning in the first quarter of 2018, the Company began recording its financial results to conform to ASC 606. ASC 606 does not currently materially impact the results of BGC. The consolidated Company has elected to adopt the guidance using the modified retrospective approach to ASC 606, under which the consolidated Company applied the new standard only to new contracts initiated on or after January 1, 2018 and recorded the transition adjustments as part of “Total equity”.

Financial Services Industry

The financial services industry has grown historically due to several factors. One factor was the increasing use of derivatives to manage risk or to take advantage of the anticipated direction of a market by allowing users to protect gains and/or guard against losses in the price of underlying assets without having to buy or sell the underlying assets. Derivatives are often used to mitigate the risks associated with interest rates, equity ownership, changes in the value of FX, credit defaults by corporate and sovereign debtors and changes in the prices of commodity products. Over this same timeframe, demand from financial institutions, financial services intermediaries and large corporations have increased volumes in the wholesale derivatives market, thereby increasing the business opportunity for financial intermediaries.

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

Due largely to the impacts of the global financial crises of 2008-2009, our businesses had faced more challenging market conditions from 2009 until the second half of 2016. Accommodative monetary policies were enacted by several major central banks, including the Federal Reserve, Bank of England, Bank of Japan and the European Central Bank, in response to the global financial crises. These policies have resulted in historically low levels of volatility and interest rates across many of the financial markets in which we operate. The global credit markets also faced structural issues, such as increased bank capital requirements under Basel III. Consequently, these factors contributed to lower trading volumes in our rates and credit asset classes across most geographies in which we operated.

Since mid-2016, the overall financial services industry has benefited from sustained economic growth, a lower unemployment rate, higher consumer spending, the modification or repeal of certain U.S. regulations, and higher investment income. In addition, the secular trend towards digitalization and electronification within the industry has contributed to higher overall volumes and transaction count in Fully Electronic execution. Looking ahead, concerns about the future trade relationship between the U.K. and the EU after Brexit, a slowdown in global growth driven by the outbreak of coronavirus in China, and an increase in trade protectionism are tempered by expectations of monetary and fiscal stimulus.

Brexit

On June 23, 2016, the U.K. held a referendum regarding continued membership in the EU. The exit from the EU is commonly referred to as Brexit. The Brexit vote passed by 51.9% to 48.1%. The U.K. subsequently formally left the EU on January 31, 2020, but its relationship with the bloc will remain in a transition period until December 31, 2020. During this period, the U.K. will, with some exceptions, remain subject to EU law. It will also maintain access to the EU’s single market. If both the U.K. and the EU agree, this transition period may be extended once by up to two years, meaning it could remain in place until December 31, 2022. Such an extension must, however, be agreed upon before July 1, 2020. The U.K. government has ruled out any extension to the transition period and has legislated for a commitment not to agree to any extension. The government would then only be able to reverse that provision through new legislation.

The U.K. and EU are currently negotiating a trade deal which, once signed, should determine the new bilateral trade relationship going forward. Given the short time period involved, it is not certain that such trade deal will be sufficiently comprehensive to encompass financial services. In case no new trade deal (or one incorporating financial services) is in place by the end of the transition period, absent mitigating legislative measures by individual EU member states, the trade relationship between the U.K. and the EU would be solely based on World Trade Organization terms. This could hinder current levels of mutual market access. While other trade deals are being considered, for example between the U.K. and the U.S., these may also prove challenging to negotiate and are unlikely to replace or compensate for a reduction, if any, in U.K. and EU trade at least in the short term. Further, the terms of a U.K. and EU trade deal may adversely impact the negotiation and terms of such other deals and vice versa.

Given the current uncertainty around the future trade relationship and/or the length of the transition period, the consequences for the economies of the U.K. and the EU member states as a result of the U.K.’s withdrawal from the EU are unknown and unpredictable. Given the lack of comparable precedent, it is unclear what the broader macro-economic and financial implications the U.K. leaving the EU with no agreements in place would have.

This uncertainty could adversely impact investor confidence which could result in additional market volatility. Historically, elevated volatility has often led to increased volumes in the Financial Services markets in which we broker, which could be beneficial for our businesses. At other times, increased volatility has led to many market participants curtailing trading activity. Furthermore, any future trade deal might lead to a fragmented regulatory environment, which could increase the costs of our operations and loss of existing levels of cross-border market access. While we have implemented plans to ensure continuity of service in Europe and continue to have regulated entities and offices in place in many of the major European markets in order to mitigate certain risks and uncertainties created by political negotiations between the U.K. and EU, these and other risks and uncertainties could have a material adverse effect on our customers, counterparties, businesses, prospects, financial condition and results of operations.

Regulation

See “Regulation” included in Part I, Item 1 of this Annual Report on Form 10-K for additional information related to our regulatory environment.

Industry Consolidation

In recent years, there has been significant consolidation among the interdealer-brokers and wholesale brokers with which we compete. In addition to our 2015 acquisition of GFI, Tullett and ICAP announced in November 2015 an agreement whereby Tullett would purchase the vast majority of ICAP’s global Voice/Hybrid broking, as well as portions of its information businesses. Following the completion of this deal in December 2016, ICAP changed its corporate name to NEX, and Tullett changed its name to TP ICAP plc. CME announced in March 2018 that it had agreed to acquire NEX and completed the acquisition in November 2018. We expect to continue to compete with the electronic markets, post-trade and information businesses of NEX, that are part of CME now, through the various offerings on our Fenics platform. We will also continue to compete with TP ICAP across various Voice/Hybrid brokerage marketplaces as well as via Fenics. There has also been significant consolidation among smaller non-public wholesale brokers, including our acquisitions of RP Martin, Heat Energy Group, Remate Lince and Sunrise Brokers Group. We view the recent consolidation in the industry favorably, as we expect it to provide additional operating leverage to our businesses in the future.

Growth Drivers

As a wholesale intermediary in the financial services industry, our businesses are driven primarily by overall industry volumes in the markets in which we broker, the size and productivity of our front-office headcount (including brokers, salespeople, managers and other front-office personnel), regulatory issues, and the percentage of our revenues we are able to generate by Fully Electronic means.

Below is a brief analysis of the market and industry volumes for some of our products, including our overall Hybrid and Fully Electronic execution activities.

Overall Market Volumes and Volatility

Volume is driven by a number of factors, including the level of issuance for financial instruments, price volatility of financial instruments, macro-economic conditions, creation and adoption of new products, regulatory environment, and the introduction and adoption of new trading technologies. Historically, increased price volatility has often increased the demand for hedging instruments, including many of the cash and derivative products that we broker.

Rates volumes in particular are influenced by market volumes and, in certain instances, volatility. Historically low and negative interest rates across the globe have significantly reduced the overall trading appetite for rates products. As a result of central bank policies and actions, as well as continued expectations of low inflation rates, many sovereign bonds continue to trade at or close to negative yields, especially in real terms. In addition, also weighing on yields and rates volumes are global central bank quantitative easing programs. The programs depress rates volumes because they entail central banks buying government securities or other securities in the open market — particularly longer-dated instruments — in an effort to promote increased lending and liquidity and bring down long-term interest rates. When central banks hold these instruments, they tend not to trade or hedge, thus lowering rates volumes across cash and derivatives markets industry-wide. Major central banks such as the U.S. Federal Reserve, ECB, Bank of Japan, Bank of England, and Swiss National Bank continue to maintain historically low interest rates through quantitative easing programs, keeping key short-term interest rates low, or a combination of both. Even with the Federal Reserve unwind, the overall dollar value of balance sheets of the G-4 (the U.S., Eurozone, Japan, and U.K.) is expected to remain high as a percentage of G-4 GDP over the near term. Largely as a result of quantitative easing and expectations of continued low inflation, the yield on Germany's 10-year bond was (0.19)% and the yield on Japan's 10-year bond was (0.02)% as of the end of the fourth quarter of 2019.

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

For the year ended December 31, 2019, industry volumes were generally mixed year-over-year across fixed income, and higher for commodities, while FX and equities industry volumes were generally lower. Below is an expanded discussion of the volume and growth drivers of our various brokerage product categories.

Rates Volumes and Volatility

Our rates business is influenced by a number of factors, including global sovereign issuances, secondary trading and the hedging of these sovereign debt instruments. The amount of global sovereign debt outstanding remains high by historical standards, and the level of secondary trading and related hedging activity was mixed during 2019. In addition, according to Bloomberg and the Federal Reserve Bank of New York, the average daily volume of various U.S. Treasuries, excluding Treasury bills, among primary dealers was 7% higher in 2019 as compared to a year earlier. Additionally, interest rate derivative volumes were down 13% and up 4% at ICE and the CME, respectively, all according to company press releases. In comparison, our revenue from Fenics Fully Electronic rates increased 13.7%, while our overall rates revenues were up 8.2% as compared to a year earlier to $594.9 million.

Our rates revenues, like the revenues for most of our products, are not fully dependent on market volumes and, therefore, do not always fluctuate consistently with industry metrics. This is largely because our Voice, Hybrid, and Fully Electronic desks in rates often have volume discounts built into their price structure, which results in our rates revenues being less volatile than the overall industry volumes.

Overall, analysts and economists expect the absolute level of sovereign debt outstanding to remain at elevated levels for the foreseeable future as governments finance their future deficits and roll over their sizable existing debt. Meanwhile, economists expect that the effects of various forms of quantitative easing undertaken by the various major central banks over the past several years will continue to negatively impact financial market volumes, as economic growth remains weak in most OECD countries. As a result, we expect long-term tailwinds in our rates business from continuing high levels of government debt, but continued near-term headwinds due to the current low interest rate environment and continued accommodative monetary policies globally.

FX Volumes and Volatility

Global FX volumes were generally lower during 2019. Spot FX volumes at CME, Refinitiv (formerly the Financial & Risk business of Thomson Reuters), and EBS (CME formerly NEX) were down 14%, flat, and down 17%, respectively. In comparison, our overall FX revenues decreased by 6.5% to $370.3 million.

Credit Volumes

The cash portion of our credit business is impacted by the level of global corporate bond issuance, while both the cash and credit derivatives sides of this business are impacted by sovereign and corporate issuance. The global credit derivative market turnover has declined over the last few years due to the introduction of rules and regulations around the clearing of credit derivatives in the U.S. and elsewhere, along with non-uniform regulation across different geographies. In addition, many of our large bank customers continue to reduce their inventory of bonds and other credit products in order to comply with Basel III and other international financial regulations. During 2019, primary dealer average daily volume for corporate bonds (excluding commercial paper) was up by 11% according to Bloomberg and the Federal Reserve Bank of New York. Total notional traded credit derivatives as reported by the International Swaps and Derivatives Association — a reflection of the OTC derivatives market — were down by 12%, from a year earlier. In comparison, our overall credit revenues were up by 5.0% to $306.7 million.

Energy and Commodities

Energy and commodities volumes were generally higher during 2019 compared with the year earlier. According to the Futures Industry Association, the total contracts traded in energy and commodities futures were up 14% in 2019 compared to the previous year. Similarly, total contracts traded in energy and commodities options were up 16% over the same period. In comparison, BGC’s energy and commodities revenues increased by 25.6% to $286.6 million, which was driven by the acquisitions of Poten & Partners and Ginga Petroleum, as well as organic growth, and partially offset by the sale of CSC.

Equities, Insurance, and Other Asset Classes

Global equity volumes were generally down during 2019. Research from Raymond James indicates that the average daily volumes of U.S. cash equities and U.S. options were down 4% and 5%, respectively, from a year ago. Over the same timeframe, average daily volumes of European cash equities were down 18% (in notional value), while Eurex average daily volumes of equity derivatives were up 4%. Our overall revenues from equities, insurance, and other asset classes increased by 14.3% to $409.2 million, which was driven by the acquisition of Ed Broking.

For the three and twelve months ended December 31, 2019, insurance brokerage revenues increased by 185.6% and 126.0% to $43.3 million and $155.8 million, respectively. Including interest income, total revenues associated with insurance brokerage increased by 186.5% and 127.7% to $44.0 million and $158.0 million, respectively, for the three and twelve months ended December 31, 2019.

Our overall insurance brokerage business now includes Ed Broking, as well as our newly acquired aviation and space insurance brokerage business, whose producers are not yet generating meaningful revenue. Therefore, these newer insurance businesses are not yet up to scale. The pre-tax loss relating to our insurance brokerage business was $9.7 million and $18.0 million for the three and twelve months ended December 31, 2019, respectively. The corresponding prior year periods had a pre-tax loss of $2.8 million and pre-tax income of $5.3 million for the three and twelve months ended December 31, 2018, respectively.

We currently expect our overall insurance brokerage business to operate around breakeven for the next two years as we seek to double this division’s current revenues. We also expect our overall investment to turn profitable and deliver margins in excess of 15% by 2022. This is similar to the trend in revenues and profitability of our former real estate services business, Newmark, over its first three years as part of BGC. We believe our insurance brokerage business is worth materially more than our investment and are actively considering ways to better express its value for the benefit of our investors.

Summary of Results from Continuing Operations

Our results from continuing operations exclude the results of Newmark for all periods due to the Spin-Off. During the year ended December 31, 2019, BGC’s revenues increased 8.6%, to $2,104.2 million. This growth was largely due to an increase in brokerage revenues, which were up by 7.8% to $1,967.7 million. In addition, our data, software, and post-trade revenues increased by 12.2% from a year ago to $73.2 million. Income from operations before income taxes decreased by $41.7 million to $138.1 million for the year ended December 31, 2019.

FINANCIAL OVERVIEW

Revenues

Our revenues are derived primarily from brokerage commissions charged for either agency or matched principal transactions, fees from related parties, fees charged for market data, analytics and post-trade products, fees from software solutions, and interest income.

Brokerage

We earn revenues from our brokerage services on both an agency and matched principal basis. In agency transactions, we charge a commission for connecting buyers and sellers and assisting in the negotiation of the price and other material terms of the transaction. After all material terms of a transaction are agreed upon, we identify the buyer and seller to each other and leave them to settle the trade directly. Principal transaction revenues are primarily derived from matched principal transactions, whereby revenues are earned on the spread between the buy and the sell price of the brokered security, commodity or derivative. Customers either see the buy or sell price on a screen or are given this information over the phone. The brokerage fee is then added to the buy or sell price, which represents the spread we earn as principal transactions revenues. On a limited basis, we enter into unmatched principal transactions to facilitate a customer’s execution needs for transactions initiated by such customers. We also provide market data products for selected financial institutions.

We offer our brokerage services in seven broad product categories: rates, credit, FX, energy & commodities, equities, insurance, and other asset classes. The chart below details brokerage revenues by product category and by Voice/Hybrid versus Fully Electronic (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Brokerage revenue by product:
Rates	$594,884	$549,825	$510,880
FX	370,318	396,256	324,386
Credit	306,713	292,171	284,551
Energy and commodities	286,584	228,199	204,016
Equities, insurance, and other asset classes	409,242	358,124	328,406
Total brokerage revenues	$1,967,741	$1,824,575	$1,652,239
Brokerage revenue by product (percentage):
Rates	30.2%	30.1%	30.9%
FX	18.8	21.7	19.6
Credit	15.6	16.0	17.2
Energy and commodities	14.6	12.6	12.4
Equities, insurance, and other asset classes	20.8	19.6	19.9
Total brokerage revenues	100.0%	100.0%	100.0%
Brokerage revenue by type:
Voice/Hybrid	$1,763,114	$1,628,653	$1,483,945
Fully Electronic	204,627	195,922	168,294
Total brokerage revenues	$1,967,741	$1,824,575	$1,652,239
Brokerage revenue by type (percentage):
Voice/Hybrid	89.6%	89.3%	89.8%
Fully Electronic	10.4	10.7	10.2
Total brokerage revenues	100.0%	100.0%	100.0%

As the above table indicates, our brokerage operations in the rates product category produce a significant percentage of our total brokerage revenues. We expect that revenues from our rates product brokerage operations will increase in absolute terms, but decline as a percentage of our overall revenues as we continue to invest in expanding in other asset classes.

Our position as a leading wholesale financial broker is enhanced by our Hybrid brokerage platform. We believe that the more complex, less liquid markets on which we focus often require significant amounts of personal and attentive service from our brokers. In more mature markets, we offer Fully Electronic execution capabilities to our customers through our platforms, including Fenics and BGC Trader. Our Hybrid platform allows our customers to trade on a Voice, Hybrid or, where available, Fully Electronic basis, regardless of whether the trade is OTC or exchange-based, and to benefit from the experience and market intelligence of our worldwide brokerage network. Our electronic capabilities include clearing, settlement, post-trade, and other back-office services as well as straight-through processing for our customers across several products. Furthermore, we benefit from the operational leverage in our Fully Electronic platform. We believe our Hybrid brokerage approach provides a competitive advantage over competitors who do not offer this full range of technology.

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

FX

The FX market is one of the largest financial markets in the world. FX transactions can either be undertaken in the spot market, in which one currency is sold and another is bought, or in the derivative market in which future settlement of the identical underlying currencies are traded. We provide full execution OTC brokerage services in most major currencies, including all G8 currencies, emerging market, cross and exotic options currencies.

Energy and Commodities

We provide brokerage services for most widely traded energy and commodities products, including futures and OTC products covering, refined and crude oil, liquid natural gas, coal, electricity, gold and other precious metals, base metals, emissions, and soft commodities. We also provide brokerage services associated with the shipping of certain energy and commodities products.

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

Data, software and post-trade

Fenics Market Data is a supplier of real-time, tradable, indicative, end-of-day and historical market data. Our market data product suite includes fixed income, interest rate derivatives, credit derivatives, FX, FX options, money markets, energy and equity derivatives and structured market data products and services. The data are sourced from the Voice, Hybrid and Fully Electronic broking operations, as well as the market data operations, including BGC, GFI and RP Martin, among others. It is made available to financial professionals, research analysts and other market participants via direct data feeds and BGC-hosted FTP environments, as well as via information vendors such as Bloomberg, Thomson Reuters, ICE Data Services, QUICK Corp., and other select specialist vendors.

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

In the fourth quarter of 2017, Capitalab completed its largest G-4 Interest Rates IMO to date with more than 15 participating counterparties. The service enabled these counterparties to multilaterally shrink delta, vega and curvature bilateral counterparty risks and significantly reduce both non-cleared and cleared initial margin at the Central Clearing Counterparty. In January of 2018, Capitalab executed the first combined compression cycle in Swaptions, Caps, Floors and cleared interest rate swaps due to its appointment as an Approved Compression Service Provider at LCH’s SwapClear. In the second quarter of 2019, Capitalab launched its Nikkei 225 options compression service in partnership with the Singapore Exchange.

Interest Income

We generate interest income primarily from the investment of our daily cash balances, interest earned on securities owned and reverse repurchase agreements. These investments and transactions are generally short-term in nature. We also earn interest income from employee loans, and we earn dividend income on certain marketable securities.

Other Revenues

We earn other revenues from various sources, including underwriting and advisory fees.

Expenses

Compensation and Employee Benefits

The majority of our operating costs consist of cash and non-cash compensation expenses, which include base salaries, broker bonuses based on broker production, guaranteed bonuses, other discretionary bonuses, and all related employee benefits and taxes. Our employees consist of brokers, salespeople, executives and other administrative support. The majority of our brokers receive a base salary and a formula bonus based primarily on a pool of brokers’ production for a particular product or sales desk, as well as on the individual broker’s performance. Members of our sales force receive either a base salary or a draw on commissions. Less experienced salespeople typically receive base salaries and bonuses.

As part of our compensation plans, certain employees are granted LPUs in BGC Holdings which generally receive quarterly allocations of net income, that are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. As prescribed in U.S. GAAP guidance, the quarterly allocations of net income on such LPUs are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our consolidated statements of operations.

Certain of these LPUs entitle the holders to receive post-termination payments equal to the notional amount in four equal yearly installments after the holder’s termination. These limited partnership units are accounted for as post-termination liability awards under U.S. GAAP guidance, which requires that we record an expense for such awards based on the change in value at each reporting period and include the expense in our consolidated statements of operations as part of “Equity-based compensation and allocations of net income to limited partnership units and FPUs.” The liability for LPUs with a post-termination payout amount is included in “Accrued compensation” on our consolidated statements of financial condition.

Certain LPUs are granted exchangeability into our Class A common stock on a one-for-one basis (subject to adjustment). At the time exchangeability is granted, the Company recognizes an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our consolidated statements of operations.

In addition, Preferred Units are granted in connection with the grant of certain LPUs, such as PSUs, that may be granted exchangeability or redemption in connection with the grant of shares of common stock to cover the withholding taxes owed by the unit holder upon such exchange or redemption. This is an acceptable alternative to the common practice among public companies of issuing the gross amount of shares to employees, subject to cashless withholding of shares to pay applicable withholding taxes. Each quarter, the net profits of BGC Holdings and Newmark Holdings are allocated to Preferred Units at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation. The Preferred Distribution is deducted before the calculation and distribution of the quarterly partnership distribution for the remaining partnership interests. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution. Preferred Units may not be made exchangeable into our Class A common stock and are only entitled to the Preferred Distribution, and accordingly they are not included in our fully diluted share count. The quarterly allocations of net income on Preferred Units are reflected in compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our consolidated statements of operations.

We have entered into various agreements with certain of our employees and partners, whereby these individuals receive loans which may be either wholly or in part repaid from the distribution earnings that the individual receives on their LPUs or may be forgiven over a period of time. The forgivable portion of these loans is recognized as compensation expense over the life of the loan. From time to time, we may also enter into agreements with employees and partners to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements.

In addition, we also enter into deferred compensation agreements with employees providing services to us. The costs associated with such plans are generally amortized over the period in which they vest. See Note 19—“Compensation” to our consolidated financial statements.

Other Operating Expenses

We have various other operating expenses. We incur leasing, equipment and maintenance expenses for our businesses worldwide. We also incur selling and promotion expenses, which include entertainment, marketing and travel-related expenses. We incur communication expenses for voice and data connections with our clients, clearing agents and general usage; professional and consulting fees for legal, audit and other special projects; and interest expense related to short-term operational funding needs, and notes payable and collateralized borrowings.

Primarily in the U.S., we pay fees to Cantor for performing certain administrative and other support services, including charges for occupancy of office space, utilization of fixed assets and accounting, operations, human resources, legal services and technology infrastructure support. Management believes that these charges are a reasonable reflection of the utilization of services rendered. However, the expenses for these services are not necessarily indicative of the expenses that would have been incurred if we had not obtained these services from Cantor. In addition, these charges may not reflect the costs of services we may receive from Cantor in the future. We incur commissions and floor brokerage fees for clearing, brokerage and other transactional expenses for clearing and settlement services. We also incur various other normal operating expenses.

Other Income (Losses), Net

Gain (Loss) on Divestiture and Sale of Investments

Gain (Loss) on divestiture and sale of investments represent the gain or loss we recognize for the divestiture or sale of our investments.

Gains (Losses) on Equity Method Investments

Gains (losses) on equity method investments represent our pro-rata share of the net gains (losses) on investments over which we have significant influence but which we do not control.

Other Income (Loss)

Other Income (loss) is primarily comprised of gains or losses related to fair value adjustments on investments carried under the alternative method. Other Income (loss) also includes realized and unrealized gains or losses related to sales and mark-to-market adjustments on Marketable securities and any related hedging transactions when applicable. Acquisition-related fair value adjustments of contingent consideration and miscellaneous recoveries are also included in Other Income (loss).

Provision (Benefit) for Income Taxes

We incur income tax expenses or benefit based on the location, legal structure and jurisdictional taxing authorities of each of our subsidiaries. Certain of the Company’s entities are taxed as U.S. partnerships and are subject to the UBT in New York City. U.S. federal and state income tax liability or benefit related to the partnership income or loss, with the exception of UBT, rests with the partners (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for discussion of partnership interests), rather than the partnership entity. The Company’s consolidated financial statements include U.S. federal, state and local income taxes on the Company’s allocable share of the U.S. results of operations. Outside of the U.S., we operate principally through subsidiary corporations subject to local income taxes.

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

Our average revenue per front-office employee has historically declined year-over-year for the period immediately following significant headcount increases, and the additional brokers and salespeople generally achieve significantly higher productivity levels in their second or third year with the Company. Excluding our insurance brokerage business, as of December 31, 2019, our front-office headcount was 2,570 brokers, salespeople, managers and other front-office personnel, up 1% from 2,553 a year ago. Compared to the prior year, average revenue per front-office employee for the year ended December 31, 2019 decreased by 1% to $750 thousand from $760 thousand. On a stand-alone basis, our total insurance brokerage headcount increased by 122% to 591 from 266 a year ago.

As of December 31, 2019, our front-office headcount, including our insurance brokerage business, was 2,990 brokers, salespeople, managers and other front-office personnel, up 13% from 2,654 a year ago. Our total technology headcount increased by 8% year-on-year to 691, related primarily to our newer Fenics stand-alone Fully Electronic offerings. Compared to the prior year, average revenue per front-office employee, including our insurance brokerage business, for the year ended December 31, 2019 decreased by 7% to $703 thousand from $756 thousand. All figures mentioned in the previous two paragraphs exclude Newmark.

Because revenue per broker is not a widely used or relevant statistic for the insurance brokerage industry, BGC will provide statistics with respect to front-office staff excluding this business beginning in the first quarter of 2020.

The laws and regulations passed or proposed on both sides of the Atlantic concerning OTC trading seem likely to favor increased use of technology by all market participants, and are likely to accelerate the adoption of both Hybrid and Fully Electronic execution. We believe these developments will favor the larger inter-dealer brokers over smaller, non-public local competitors, as the smaller players generally do not have the financial resources to invest the necessary amounts in technology. We believe this will lead to further consolidation across the wholesale financial brokerage industry, and thus allow us to profitably grow our front-office headcount.

Since 2017, our acquisitions have included Besso, Poten & Partners, Ed Broking, Ginga Petroleum and several smaller acquisitions.

On January 31, 2017, we completed the acquisition of Micromega Securities, which operates in the South African fixed income, rates and FX markets.

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

On January 31, 2019, we completed the acquisition of Ed Broking, an independent Lloyd's of London insurance broker with a strong reputation across accident and health, aerospace, cargo, energy, financial and political risks, marine, professional and executive risks, property and casualty, specialty and reinsurance. Ed Broking has become part of the Company’s overall insurance brokerage business.

On March 12, 2019, we completed the acquisition of Ginga Petroleum. Ginga Petroleum provides a comprehensive range of broking services for physical and derivative energy products, including naphtha, liquefied petroleum gas, fuel oil, biofuels, middle distillates, petrochemicals and gasoline.

FINANCIAL HIGHLIGHTS

For the year ended December 31, 2019, we had income (loss) from operations before income taxes of $138.1 million compared to income (loss) from operations before income taxes of $179.8 million in the year earlier period. Total revenues for the year ended December 31, 2019 increased $166.4 million to $2,104.2 million primarily led by our energy and commodities, equities, insurance, and other asset classes, rates, and credit businesses.

Brokerage revenues for the year ended December 31, 2019 increased by $143.2 million. Our brokerage revenue growth was led by a 25.6% improvement in our energy and commodities business, which was driven by the acquisitions of Poten & Partners and Ginga Petroleum, partially offset by the sale of CSC Commodities. Revenues from equities, insurance, and other asset classes increased 14.3% primarily due to the acquisition of Ed Broking. Our insurance brokerage revenues increased 126% for the full year 2019, largely due to the acquisition of Ed Broking. Because of the significant growth of this business, we expect to break out insurance brokerage revenues separately from equities and other asset classes in the next quarter. We believe our insurance brokerage business is worth materially more than our investment and are actively considering ways to better express its value for the benefit of our investors. Within our Fenics business, net revenues were up 6.4%. Our Fully Electronic brokerage revenues increased 4.4%, which was primarily led by a 13.7% increase in our Fenics rates business, while our revenues from our high margin data, software, and post-trade business increased 12.2%. As our stand-alone Fenics offerings continue to gain traction, we convert Voice and Hybrid revenue to higher margin Fully Electronic execution, and as our recently added brokers and salespeople ramp up production, we expect the Company’s revenues and profits to grow.

Total expenses increased $205.8 million to $2,021.6 million, primarily due to a $118.9 million increase in non-compensation expenses driven by the impact of acquisitions; expenses related to the Company’s previously disclosed settlements with the CFTC and the NYAG; interest expense associated with increased borrowing; and the Company’s increased investment in technology. The increase in non-compensation expenses was also impacted by rent during the build-out of BGC’s new U.K.-based headquarters, which was recently completed. Compensation expenses increased by $86.8 million, which was primarily driven by the impact of recent acquisitions.

On February 5, 2020, the Board declared a 14 cent dividend for the fourth quarter. We anticipate having substantial resources with which to pay dividends, repurchase shares and/or units, profitably hire, and make accretive acquisitions, all with the goal of maintaining our investment grade rating.

RESULTS OF OPERATIONS

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Year Ended December 31,
	2019		2018		2017
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$1,645,818	78.2%	$1,511,522	78.0%	$1,334,383	76.2%
Principal transactions	321,923	15.3	313,053	16.2	317,856	18.2
Total brokerage revenues	1,967,741	93.5	1,824,575	94.2	1,652,239	94.4
Fees from related parties	29,442	1.4	24,076	1.2	27,094	1.5
Data, software and post-trade	73,166	3.5	65,185	3.4	54,557	3.1
Interest income	18,319	0.9	14,404	0.7	14,557	0.8
Other revenues	15,563	0.7	9,570	0.5	2,504	0.2
Total revenues	2,104,231	100.0	1,937,810	100.0	1,750,951	100.0
Expenses:
Compensation and employee benefits	1,127,911	53.6	1,001,623	51.7	950,477	54.3
Equity-based compensation and allocations of net income to limited partnership units and FPUs [1]	165,612	7.9	205,070	10.6	233,241	13.3
Total compensation and employee benefits	1,293,523	61.5	1,206,693	62.3	1,183,718	67.6
Occupancy and equipment	184,807	8.8	149,594	7.7	142,884	8.2
Fees to related parties	19,365	0.9	20,163	1.0	15,820	0.9
Professional and consulting fees	92,167	4.4	84,103	4.3	63,369	3.6
Communications	119,982	5.7	118,014	6.1	119,379	6.8
Selling and promotion	81,645	3.9	69,338	3.6	62,463	3.6
Commissions and floor brokerage	63,617	3.0	61,891	3.2	43,130	2.5
Interest expense	59,077	2.8	41,733	2.2	76,958	4.4
Other expenses	107,423	5.1	64,309	3.3	70,145	4.0
Total expenses	2,021,606	96.1	1,815,838	93.7	1,777,866	101.6
Other income (losses), net:
Gains (losses) on divestitures and sale of investments	18,421	0.9	—	—	561	0.0
Gains (losses) on equity method investments	4,115	0.2	7,377	0.4	4,627	0.3
Other income (loss)	32,953	1.5	50,468	2.6	25,863	1.5
Total other income (losses), net	55,489	2.6	57,845	3.0	31,051	1.8
Income (loss) from continuing operations before income taxes	138,114	6.5	179,817	9.3	4,136	0.2
Provision (benefit) for income taxes	53,171	2.5	76,120	3.9	92,772	5.3
Consolidated net income (loss) from continuing operations	84,943	4.0	103,697	5.4	(88,636)	(5.1)
Consolidated net income (loss) from discontinued operations, net of tax	—	—	176,169	9.0	170,365	9.8
Consolidated net income (loss)	84,943	4.0	279,866	14.4	81,729	4.7
Less: Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries	29,236	1.4	29,993	1.5	36,167	2.1
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries	—	—	52,353	2.7	(5,913)	(0.3)
Net income (loss) available to common stockholders	$55,707	2.6%	$197,520	10.2%	$51,475	2.9%

[1]	The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Year Ended December 31,
	2019		2018		2017
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and exchangeability expenses	$100,948	4.8%	$150,147	7.7%	$176,463	10.1%
Allocations of net income	20,491	1.0	38,352	2.0	51,008	2.9
LPU amortization	36,708	1.7	11,359	0.6	1,194	0.1
RSU amortization	7,465	0.4	5,212	0.3	4,576	0.2
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$165,612	7.9%	$205,070	10.6%	$233,241	13.3%

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Revenues

Brokerage Revenues

Total brokerage revenues increased by $143.2 million, or 7.8%, to $1,967.7 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. Commission revenues increased by $134.3 million, or 8.9%, to $1,645.8 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. Principal transactions revenues increased by $8.9 million, or 2.8%, to $321.9 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018.

The increase in total brokerage revenues was primarily driven by increases in revenues from energy and commodities, equities, insurance, and other asset classes, rates, and credit, partially offset by a decrease in revenues from FX.

Our brokerage revenues from energy and commodities increased by $58.4 million, or 25.6%, to $286.6 million for the year ended December 31, 2019. This increase was primarily driven by the acquisitions of Poten & Partners and Ginga Petroleum, as well as organic growth, partially offset by the sale of CSC Commodities.

Our brokerage revenues from equities, insurance, and other asset classes increased by $51.1 million, or 14.3%, to $409.2 million for the year ended December 31, 2019. This increase was driven by the acquisition of Ed Broking.

Our brokerage revenues from rates increased by $45.1 million, or 8.2%, to $594.9 million for the year ended December 31, 2019. The increase in rates revenues was primarily driven by higher global volumes and improvement in our Fully Electronic rates business, which was a result of our continued investment in technology and the ongoing conversion of our businesses to more profitable Fully Electronic execution.

Our credit revenues increased by $14.5 million, or 5.0%, to $306.7 million for the year ended December 31, 2019. This increase was mainly due to higher global volumes.

Our FX revenues decreased by $25.9 million, or 6.5%, to $370.3 million for the year ended December 31, 2019. This decrease was primarily driven by lower global volumes and a decrease in market volatility.

Fees from Related Parties

Fees from related parties increased by $5.4 million, or 22.3% to $29.4 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018.

Data, Software and Post-Trade

Data, software and post-trade revenues increased by $8.0 million, or 12.2%, to $73.2 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. This increase was primarily driven by the acquisition of Poten & Partners, an increase in revenues from post-trade services and new business contracts.

Interest Income

Interest income increased by $3.9 million, or 27.2%, to $18.3 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. This increase was primarily due to higher interest earned on deposits and an increase in dividend income.

Other Revenues

Other revenues increased by $6.0 million, or 62.6% to $15.6 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. This increase was primarily driven by revenues generated from the acquisitions of Poten & Partners and Ed Broking.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $126.3 million, or 12.6%, to $1,127.9 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The main drivers of this increase were the acquisitions of Poten & Partners, Ed Broking, and Ginga Petroleum, as well as the impact of higher brokerage revenues on variable compensation.

Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units and FPUs

Equity-based compensation and allocations of net income to limited partnership units and FPUs decreased by $39.5 million, or 19.2%, to $165.6 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. This decrease was primarily driven by a decrease in charges related to equity-based compensation, as well as a decrease in allocations of net income to limited partnership units and FPUs.

Occupancy and Equipment

Occupancy and equipment expense increased by $35.2 million, or 23.5%, to $184.8 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. This increase was primarily driven by increases related to the acquisitions of Poten & Partners, Ed Broking, and Ginga Petroleum, as well as rent expense related to the build-out phase of BGC’s new U.K.-based headquarters.

Fees to Related Parties

Fees to related parties decreased by $0.8 million, or 4.0%, to $19.4 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. Fees to related parties are allocations paid to Cantor for administrative and support services (such as accounting, occupancy, and legal).

Professional and Consulting Fees

Professional and consulting fees increased by $8.1 million, or 9.6%, to $92.2 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. This increase was primarily driven by fees attributed to the acquisitions of Ed Broking and Poten & Partners, and an increase in legal fees, which was partially offset by a decrease in consulting fees, notably with regards to the implementation of MiFID II during the year ended December 31, 2018.

Communications

Communications expense increased by $2.0 million, or 1.7%, to $120.0 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. As a percentage of total revenues, communications expense slightly decreased from the prior year period.

Selling and Promotion

Selling and promotion expense increased by $12.3 million, or 17.7%, to $81.6 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. This increase was primarily driven by the acquisitions of Poten & Partners, Ed Broking, and Ginga Petroleum.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $1.7 million, or 2.8%, to $63.6 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. This line item tends to move in line with brokerage revenues.

Interest Expense

Interest expense increased by $17.3 million, or 41.6%, to $59.1 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. This increase was primarily driven by interest expense on the $450.0 million 5.375% Senior Notes due 2023 issued in July 2018, interest expense related to the borrowings on the Revolving Credit Agreement, and interest expense on the $300 million 3.750% Senior Notes issued in September 2019, partially offset by lower interest expense on the $240.0 million 8.375% Senior Notes which were repaid in July 2018.

Other Expenses

Other expenses increased by $43.1 million, or 67.0%, to $107.4 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018, which was primarily related to our previously disclosed settlements with the CFTC and the NYAG, as well as higher costs associated with the acquisitions of Poten & Partners and Ed Broking.

Other Income (Losses), Net

Gains (Losses) on Divestitures and Sale of Investments

For the year ended December 31, 2019, there was a gain of $18.4 million as a result of the sale of CSC Commodities. We had no gains or losses from divestitures or sale of investments in the year ended December 31, 2018.

Gains (Losses) on Equity Method Investments

Gains (losses) on equity method investments decreased by $3.3 million, to a gain of $4.1 million, for the year ended December 31, 2019 as compared to a gain of $7.4 million for the year ended December 31, 2018. Gains (losses) on equity method investments represent our pro-rata share of the net gains or losses on investments over which we have significant influence, but which we do not control.

Other Income (Loss)

Other income (loss) decreased by $17.5 million, or 34.7% to $33.0 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. This was primarily driven by a decrease related to fair value adjustments on investments carried under the measurement alternative. There was also a decrease related the mark-to-market and/or hedging on the Nasdaq earn out shares. This was partially offset by an increase in other recoveries related to our insurance business.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes decreased by $22.9 million, or 30.1%, to $53.2 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. This decrease was primarily driven by lower pre-tax earnings, as well as a change in the geographical and business mix of earnings, which can have an impact on our consolidated effective tax rate from period-to-period.

Net Income (Loss) From Continuing Operations Attributable to Noncontrolling Interest in Subsidiaries

Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries decreased by $0.8 million, or 2.5%, to $29.2 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018.

Net Income (Loss) From Discontinued Operations Attributable to Noncontrolling Interest in Subsidiaries

For the year ended December 31, 2019 there was no net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries. For the year ended December 31, 2018, we had net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries of $52.4 million.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenues

Brokerage Revenues

Total brokerage revenues increased by $172.3 million, or 10.4%, to $1,824.6 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. Commission revenues increased by $177.1 million, or 13.3%, to $1,511.5 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. Principal transactions revenues decreased by $4.8 million, or 1.5%, to $313.1 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017.

The increase in brokerage revenues was primarily driven by increases in revenues from rates, FX, equities, insurance, and other asset classes, and energy and commodities.

Our rates revenues increased by $38.9 million, or 7.6%, to $549.8 million in the year ended December 31, 2018. The increase in rates revenues reflected strong improvement in our Fully Electronic rates business, which was a result of our continued investment in technology and the ongoing conversion of our businesses to more profitable Fully Electronic execution.

Our FX revenues increased by $71.9 million, or 22.2%, to $396.3 million for the year ended December 31, 2018. This increase was primarily driven by improved global volumes and increased market volatility.

Our brokerage revenues from equities, insurance, and other asset classes increased by $29.7 million, or 9.0%, to $358.1 million for the year ended December 31, 2018. This increase was primarily driven by improved global volumes, and revenues generated by Besso, which was acquired on February 28, 2017.

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

Other Revenues

Other revenues increased by $7.1 million, to $9.6 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. This increase was primarily driven by the acquisition of Poten & Partners in November 2018, as well as a settlement of $2.5 million received and recognized during the year ended December 31, 2018.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $51.1 million, or 5.4%, to $1,001.6 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The main drivers of this increase were the impact of higher brokerage revenues on variable compensation, and the acquisition of Poten & Partners in November 2018.

Equity-based compensation and allocations of net income to limited partnership units and FPUs

Equity-based compensation and allocations of net income to limited partnership units and FPUs decreased by $28.2 million, or 12.1%, to $205.1 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. This decrease was primarily driven by a decrease in changes related to exchangeability and issuances of common stock.

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

Interest Expense

Interest expense decreased by $35.2 million, or 45.8%, to $41.7 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The decrease was primarily driven by lower interest expense on the $300.0 million 5.375% Senior Notes, and the $112.5 million 8.125% Senior Notes, both of which were assumed by Newmark as part of the December 2017 Separation Agreement, as well as lower interest expense on the $240.0 million 8.375% Senior Notes which were repaid in July 2018. In addition, lower interest expense on the $575.0 million Senior Term Loan, and the $400.0 million credit facility, partially offset by an increase in interest expense on the $450.0 million 5.375% Senior Notes due 2023 issued in July 2018.

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

Other Income (Loss)

Other income (loss) increased by $24.6 million, or 95.1%, to $50.5 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase was primarily due to a gain of $37.6 million related to a fair value adjustment on an investment held. This was partially offset by a decrease related to the mark-to-market and/or hedging on the Nasdaq shares and a decrease in other recoveries.

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

	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018[1]	September 30, 2018[1]	June 30, 2018[1]	March 31, 2018[1]
Revenues:
Commissions	$382,897	$409,765	$422,974	$430,182	$372,370	$352,292	$378,709	$408,151
Principal transactions	71,725	75,536	90,432	84,230	62,787	73,360	84,988	91,918
Fees from related parties	8,218	8,208	7,221	5,795	5,022	6,821	5,934	6,299
Data, software and post-trade	18,151	18,364	18,741	17,910	18,169	16,547	15,370	15,099
Interest income	2,865	3,976	7,813	3,665	3,919	2,870	4,940	2,675
Other revenues	3,300	5,288	4,006	2,969	4,084	3,752	1,102	632
Total revenues	487,156	521,137	551,187	544,751	466,351	455,642	491,043	524,774
Expenses:
Compensation and employee benefits	271,296	278,544	290,071	288,000	249,951	221,575	252,250	277,847
Equity-based compensation and allocations of net income to limited partnership units and FPUs	69,389	40,330	43,752	12,141	85,178	34,901	45,602	39,389
Total compensation and employee benefits	340,685	318,874	333,823	300,141	335,129	256,476	297,852	317,236
Occupancy and equipment	48,987	44,709	45,109	46,002	38,934	39,148	34,365	37,147
Fees to related parties	2,858	7,123	6,457	2,927	4,586	5,644	5,882	4,051
Professional and consulting fees	27,553	21,262	23,347	20,005	23,865	22,329	20,001	17,908
Communications	29,715	29,882	29,974	30,411	26,808	29,078	30,729	31,399
Selling and promotion	21,432	20,320	21,491	18,402	19,112	16,146	17,855	16,225
Commissions and floor brokerage	16,377	15,831	16,791	14,618	17,549	15,082	15,345	13,915
Interest expense	15,636	15,258	14,985	13,198	11,615	10,722	10,028	9,368
Other expenses	18,886	42,757	21,765	24,015	17,541	14,882	14,548	17,338
Total expenses	522,129	516,016	513,742	469,719	495,139	409,507	446,605	464,587
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	(14)	—	(1,619)	20,054	—	—	—	—
Gains (losses) on equity method investments	1,064	1,530	738	783	2,415	1,327	1,011	2,624
Other income (loss)	9,462	2,095	194	21,202	2,453	15,123	1,481	31,411
Total other income (losses), net	10,512	3,625	(687)	42,039	4,868	16,450	2,492	34,035
Income (loss) from operations before income taxes	(24,461)	8,746	36,758	117,071	(23,920)	62,585	46,930	94,222
Provision (benefit) for income taxes	2,095	6,186	14,993	29,897	16,980	23,019	14,571	21,550
Consolidated net income (loss) from continuing operations	(26,556)	2,560	21,765	87,174	(40,900)	39,566	32,359	72,672
Consolidated net income (loss) from discontinued operations, net of tax	—	—	—	—	11,041	122,738	17,631	24,759
Consolidated net income (loss)	(26,556)	2,560	21,765	87,174	(29,859)	162,304	49,990	97,431
Less: Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries	(10,313)	6,089	8,154	25,306	(18,995)	7,956	12,358	28,674
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries	—	—	—	—	5,879	34,062	2,429	9,983
Net income (loss) available to common stockholders	$(16,243)	$(3,529)	$13,611	$61,868	$(16,743)	$120,286	$35,203	$58,774

1	Financial results have been retrospectively adjusted as a result of the Spin-Off to reflect Newmark through November 30, 2018 as discontinued operations for all periods presented.

The table below details our brokerage revenues by product category for the indicated periods (in thousands):

	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Brokerage revenue by product:
Rates	$129,549	$156,765	$152,959	$155,611	$128,874	$121,984	$141,400	$157,567
FX	80,369	86,492	101,899	101,558	94,706	96,988	102,307	102,255
Credit	70,438	72,382	78,166	85,727	67,484	67,111	75,526	82,050
Energy and commodities	70,954	72,335	73,430	69,865	53,799	57,974	56,277	60,149
Equities, insurance, and other asset classes	103,312	97,327	106,952	101,651	90,294	81,595	88,187	98,048
Total brokerage revenues	$454,622	$485,301	$513,406	$514,412	$435,157	$425,652	$463,697	$500,069
Brokerage revenue by product (percentage):
Rates	28.5%	32.3%	29.8%	30.2%	29.6%	28.6%	30.5%	31.5%
FX	17.7	17.8	19.8	19.7	21.8	22.8	22.1	20.5
Credit	15.5	14.9	15.2	16.7	15.5	15.8	16.3	16.4
Energy and commodities	15.6	14.9	14.3	13.6	12.4	13.6	12.1	12.0
Equities, insurance, and other asset classes	22.7	20.1	20.9	19.8	20.7	19.2	19.0	19.6
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Brokerage revenue by type:
Voice/Hybrid	$410,332	$436,841	$460,359	$455,582	$389,203	$382,272	$410,376	$446,802
Fully Electronic	44,290	48,460	53,047	58,830	45,954	43,380	53,321	53,267
Total brokerage revenues	$454,622	$485,301	$513,406	$514,412	$435,157	$425,652	$463,697	$500,069
Brokerage revenue by type (percentage):
Voice/Hybrid	90.3%	90.0%	89.7%	88.6%	89.4%	89.8%	88.5%	89.3%
Fully Electronic	9.7	10.0	10.3	11.4	10.6	10.2	11.5	10.7
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet

Our balance sheet and business model are not capital intensive. Our assets consist largely of cash, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term capital (equity and notes payable) is held to support the less liquid assets and potential capital investment opportunities. Total assets as of December 31, 2019 were $3.9 billion, an increase of 14.1% as compared to December 31, 2018. The increase in total assets was driven primarily by increases in Cash segregated under regulatory requirements, Accrued commissions and other receivables, net and less liquid assets, including ROU assets for leases. We maintain a significant portion of our assets in Cash and cash equivalents and Securities owned, with our liquidity (which we define as Cash and cash equivalents, Reverse repurchase agreements, Marketable securities and Securities owned, less Securities loaned and Repurchase agreements) as of December 31, 2019 of $473.2 million. See “Liquidity Analysis” below for a further discussion of our liquidity. Our Securities owned were $57.5 million as of December 31, 2019, compared to $58.4 million as of December 31, 2018. Our Marketable securities decreased to $14.2 million as of December 31, 2019, compared to $32.1 million as of December 31, 2018. We did not have any Reverse repurchase agreements as of December 31, 2019 and December 31, 2018. We had Securities loaned of $13.9 million and no Repurchase agreements as of December 31, 2019. As of December 31, 2018, we had Securities loaned of $15.1 million and Repurchase agreements of $1.0 million.

On March 19, 2018, we entered into the BGC Credit Agreement with Cantor. The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the previous Credit Facility between BGC and an affiliate of Cantor, and was approved by the Audit Committee. On August 6, 2018, the Company entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that can be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2020, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of December 31, 2019, there were no borrowings by BGC or Cantor outstanding under this Agreement.

As part of our cash management process, we may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of December 31, 2019 and 2018, there were no reverse repurchase agreements outstanding.

Additionally, in August 2013, the Audit Committee authorized us to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including policies relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of December 31, 2019 and 2018, we had no investments in the program.

Funding

Our funding base consists of longer-term capital (equity and notes payable), collateralized financings, shorter-term liabilities and accruals that are a natural outgrowth of specific assets and/or our business model, such as matched fails and accrued compensation. We have limited need for short-term unsecured funding in our regulated entities for their brokerage businesses. Contingent liquidity needs are largely limited to potential cash collateral that may be needed to meet clearing bank, clearinghouse, and exchange margins and/or to fund fails. Capital expenditures tend to be cash neutral and approximately in line with depreciation. Current cash balances exceed our potential normal course contingent liquidity needs. We believe that cash in and available to our largest regulated entities, inclusive of financing provided by clearing banks and cash segregated under regulatory requirements, is adequate for potential cash demands of normal operations, such as margin or fail financing. We expect our operating activities going forward to generate adequate cash flows to fund normal operations, including any dividends paid pursuant to our dividend policy. However, we continually evaluate opportunities for us to maximize our growth and further enhance our strategic position, including, among other things, acquisitions, strategic alliances and joint ventures potentially involving all types and combinations of equity, debt and acquisition alternatives. As a result, we may need to raise additional funds to:

•	increase the regulatory net capital necessary to support operations;
•	support continued growth in our businesses;
•	effect acquisitions, strategic alliances, joint ventures and other transactions;
•	develop new or enhanced products, services and markets; and
•	respond to competitive pressures.

Acquisitions and financial reporting obligations related thereto may impact our ability to access longer-term capital markets funding on a timely basis and may necessitate greater short-term borrowings in the interim. This may impact our credit rating or the interest rates on our debt. We may need to access short-term capital sources to meet business needs from time to time, including, but not limited to, conducting operations; hiring or retaining brokers, salespeople, managers and other front-office personnel; financing acquisitions; and providing liquidity, including in situations where we may not be able to access the capital markets in a timely manner when desired by us. Accordingly, we cannot guarantee that we will be able to obtain additional financing when needed on terms that are acceptable to us, if at all.

As described earlier in this document, on November 30, 2018, we completed the Spin-Off of Newmark. (See “Newmark IPO, Separation Transaction and Spin-Off” above for more information). As set forth in the Separation and Distribution Agreement, Newmark assumed certain BGC indebtedness and repaid such indebtedness. (See “Notes Payable, Other and Short-term Borrowings” below for more information).

On January 12, 2016, we completed the two-step GFI Merger. The GFI Merger allowed BGC to acquire the remaining approximately 33% of the outstanding shares of GFI common stock that BGC did not already own. Following the closing of the GFI Merger, BGC and its affiliates owned 100% of the outstanding shares of GFI’s common stock.

As of December 31, 2019, our liquidity, which we define as Cash and cash equivalents, Reverse repurchase agreements, Marketable securities and Securities owned, less Securities loaned and Repurchase agreements, was $473.2 million. We expect to use our financial resources to repay debt, profitably hire, make accretive acquisitions, pay dividends, and/or repurchase shares and units of BGC, all while maintaining or improving our investment-grade rating.

Notes Payable, Other and Short-term Borrowings

Unsecured Senior Revolving Credit Agreement

On September 8, 2017, we entered into a committed unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. The revolving credit agreement provided for revolving loans of up to $400.0 million. The maturity date of the facility was September 8, 2019. On November 22, 2017, the Company and Newmark entered into an amendment to the unsecured senior revolving credit agreement. Pursuant to the amendment, the then-outstanding borrowings of the Company under the revolving credit facility were converted into the Converted Term Loan. There was no change in the maturity date or interest rate. Effective December 13, 2017, Newmark assumed the obligations of the Company as borrower under the Converted Term Loan. We remained a borrower under, and retained access to, the revolving credit facility for any future draws, subject to availability which increased as Newmark repaid the Converted Term Loan. During the year ended December 31, 2018, Newmark repaid the outstanding balance of the Converted Term Loan. During the year ended December 31, 2018, we borrowed $195.0 million under the committed unsecured senior revolving credit agreement and repaid the $195.0 million during the year. Therefore, there were no borrowings outstanding as of December 31, 2018.

On November 28, 2018, we entered into the Revolving Credit Agreement which replaced the existing committed unsecured senior revolving credit agreement. The maturity date of the new Revolving Credit Agreement was November 28, 2020 and the maximum revolving loan balance has been reduced from $400.0 million to $350.0 million. Borrowings under this agreement bear interest at either LIBOR or a defined base rate plus additional margin. On December 11, 2019, we entered into an amendment to the new unsecured Revolving Credit Agreement. Pursuant to the amendment, the maturity date was extended to February 26, 2021. There was no change to the interest rate or the maximum revolving loan balance. On February 26, 2020, the Company entered into a second amendment to the unsecured Revolving Credit Agreement, pursuant to which, the maturity date was extended by two years to February 26, 2023. The size of the Revolving Credit Agreement, along with the interest rate on the borrowings therefrom, remained unchanged. As of December 31, 2019, there was $68.9 million of borrowings outstanding, net of deferred financing costs of $1.1 million, under the new unsecured Revolving Credit Agreement. The average interest rate on the outstanding borrowings was 3.88% for the year ended December 31, 2019.

Unsecured Senior Term Loan Credit Agreement

On September 8, 2017, we entered into the Term Loan. The Term Loan provided for loans of up to $575.0 million. The maturity date of the Term Loan was September 8, 2019. On November 22, 2017, we and Newmark entered into an amendment to the Term Loan. Pursuant to the Term Loan amendment and effective as of December 13, 2017, Newmark assumed the obligations of the Company as borrower under the Term Loan. There was no change in the maturity date or interest rate. As of December 31, 2017, Newmark had $270.7 million borrowings outstanding under the Term Loan. During the year ended December 31, 2018, Newmark repaid the outstanding balance of $270.7 million at which point the facility was terminated. As of December 31, 2019 and 2018, there were no borrowings outstanding under the Term Loan.

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

5.375% Senior Notes

On December 9, 2014, we issued an aggregate of $300.0 million principal amount of 5.375% Senior Notes. The 5.375% Senior Notes were general senior unsecured obligations of the Company. These Senior Notes bore interest at a rate of 5.375% per year, payable in cash on June 9 and December 9 of each year, commencing June 9, 2015. The interest rate payable on the notes was subject to adjustments from time to time based on the debt rating assigned by specified rating agencies to the notes, as set forth in the Indenture. The 5.375% Senior Notes were scheduled to mature on December 9, 2019. In connection with the issuance of the 5.375% Senior Notes, we lent the proceeds of the 5.375% Senior Notes to BGC U.S. OpCo, and BGC U.S. OpCo issued the 2019 Promissory Note. On December 13, 2017, Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the 2019 Promissory Note. The initial carrying value of the 5.375% Senior Notes was $295.1 million, net of the discount and debt issuance costs of $4.9 million. During the year ended December 31, 2018, Newmark repaid the Company in full for the 2019 Promissory Note, and the Company subsequently redeemed the 5.375% Senior Notes on December 5, 2018.

8.375% Senior Notes

As part of the GFI acquisition, we assumed $240.0 million in aggregate principal amount of 8.375% Senior Notes. Interest on these notes was payable, semi-annually in arrears on the 19th of January and July. On July 19, 2018, the Company repaid the $240.0 million principal amount of its 8.375% Senior Notes upon their maturity.

5.125% Senior Notes

On May 27, 2016, we issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes. The 5.125% Senior Notes are general senior unsecured obligations of the Company. The 5.125% Senior Notes bear interest at a rate of 5.125% per year, payable in cash on May 27 and November 27 of each year, commencing November 27, 2016. The 5.125% Senior Notes will mature on May 27, 2021. The Company may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of its notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. Cantor purchased $15.0 million of such senior notes and still holds such notes as of December 31, 2019.

The initial carrying value of the 5.125% Senior Notes was $295.8 million, net of the discount and debt issuance costs of $4.2 million. The carrying value of the 5.125% Senior Notes as of December 31, 2019 was $298.7 million.

5.375% Senior Notes due 2023

On July 24, 2018, we issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes due 2023. The 5.375% Senior Notes due 2023 are general senior unsecured obligations of the Company. The 5.375% Senior Notes due 2023 bear interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The 5.375% Senior Notes due 2023 will mature on July 24, 2023. We may redeem some or all of the 5.375% Senior Notes due 2023 at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 5.375% Senior Notes due 2023). If a “Change of Control Triggering Event” (as defined in the indenture related to the 5.375% Senior Notes due 2023) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes due 2023 was $444.2 million, net of the discount and debt issuance costs of $5.8 million, of which $0.3 million were underwriting fees paid to CF&Co and $41 thousand were underwriting fees paid to CastleOak Securities, L.P. We also paid CF&Co an advisory fee of $0.2 million in connection with the issuance. The issuance costs are amortized as interest expense and the carrying value of the 5.375% Senior Notes due 2023 will accrete up to the face amount over the term of the notes. The carrying value of the 5.375% Senior Notes as of December 31, 2019 was $445.2 million.

On July 31, 2018, we filed a Registration Statement on Form S-4 pursuant to which, upon being declared effective by the SEC, the holders of the 5.375% Senior Notes due 2023, issued in a private placement on July 24, 2018, exchanged such notes for new registered notes with substantially identical terms.

3.750% Senior Notes

On September 27, 2019, we issued an aggregate of $300.0 million principal amount of 3.750% Senior Notes. The 3.750% Senior Notes are general unsecured obligations of the Company. The 3.750% Senior Notes bear interest at a rate of 3.750% per annum, payable on each April 1 and October 1, commencing April 1, 2020. The initial carrying value of the 3.750% Senior Notes was $296.1 million, net of discount and debt issuance costs of $3.9 million, of which $0.2 million are underwriting fees payable to CF&Co and $36 thousand are underwriting fees payable to CastleOak Securities, L.P. The issuance costs will be amortized as interest expense and the carrying value of the 3.750% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 3.750% Senior Notes was $296.1 million as of December 31, 2019.

On October 11, 2019, we filed a Registration Statement on Form S-4, which was declared effective by the SEC on October 24, 2019. On October 28, 2019, BGC launched an exchange offer in which holders of the 3.750% Senior Notes, issued in a private placement on September 27, 2019 may exchange such notes for new registered notes with substantially identical terms. The exchange offer closed on December 9, 2019 at which point the initial 3.750% Senior Notes were exchanged for new registered notes with substantially identical terms.

Collateralized Borrowings

On March 13, 2015, we entered into a secured loan arrangement of $28.2 million under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.70% per year and matured on March 13, 2019; therefore, there were no borrowings outstanding as of December 31, 2019. As of December 31, 2018, we had $1.8 million outstanding related to this secured loan agreement. The book value of the fixed assets pledged as of December 31, 2018 was $0.1 million.

On May 31, 2017, we entered into a secured loan arrangement of $29.9 million under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.44% and matures on May 31, 2021. As of December 31, 2019 and 2018, we had $11.7 million and $19.2 million, respectively, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2019 was $2.3 million. The book value of the fixed assets pledged as of December 31, 2018 was $6.5 million.

On April 8, 2019, we entered into a secured loan arrangement of $15.0 million, under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.77% and matures on April 8, 2023. As of December 31, 2019, we had $13.2 million outstanding related to this secured loan arrangement. The net book value of the fixed assets pledged as of December 31, 2019 was $8.1 million. Also, on April 19, 2019, we entered into a secured loan arrangement of $10.0 million, under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.89% and matures on April 19, 2023. As of December 31, 2019, we had $8.8 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2019 was $5.7 million.

Short-term Borrowings

On August 22, 2017, we entered into a committed unsecured loan agreement with Itau Unibanco S.A. The credit agreement provides for short-term loans of up to $5.0 million (BRL 20.0 million). The maturity date of the agreement is May 20, 2020. Borrowings under this facility bear interest at the Brazilian Interbank offering rate plus 3.30%. As of December 31, 2019, there were $5.0 million (BRL 20.0 million) of borrowings outstanding under the facility. As of December 31, 2019, the interest rate was 7.8%.

On August 23, 2017, we entered into a committed unsecured credit agreement with Itau Unibanco S.A. The credit agreement provides for an intra-day overdraft credit line up to $12.4 million (BRL 50.0 million). The maturity date of the agreement is March 13, 2020. This facility bears a fee of 1.00% per year. As of December 31, 2019 and 2018, there were no borrowings outstanding under this facility.

CREDIT RATINGS

As of December 31, 2019, our public long-term credit ratings and associated outlooks are as follows:

	Rating	Outlook
Fitch Ratings Inc.	BBB-	Stable
Standard & Poor’s	BBB-	Stable

Credit ratings and associated outlooks are influenced by a number of factors, including, but not limited to: operating environment, earnings and profitability trends, the prudence of funding and liquidity management practices, balance sheet size/composition and resulting leverage, cash flow coverage of interest, composition and size of the capital base, available liquidity, outstanding borrowing levels and the firm’s competitive position in the industry. A credit rating and/or the associated outlook can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change. Any reduction in our credit ratings and/or the associated outlooks could adversely affect the availability of debt financing on terms acceptable to us, as well as the cost and other terms upon which we are able to obtain any such financing. In addition, credit ratings and associated outlooks may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions. In connection with certain agreements, we may be required to provide additional collateral in the event of a credit ratings downgrade.

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

Our investing and funding activities represent a combination of our capital raising activities, including short-term borrowings and repayments, issuances of shares under our CEO Program (net), BGC Class A common stock repurchases and partnership unit redemptions, purchases and sales of securities, dispositions, and other investments (e.g. acquisitions, forgivable loans to new brokers and capital expenditures—all net of depreciation and amortization).

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

Changes in Reverse repurchase agreements, Securities owned, and Marketable securities may result from additional cash investments or sales, which will be offset by a corresponding change in Cash and cash equivalents and, accordingly, will not result in a change in our liquidity. Conversely, changes in the market value of such securities are reflected in our earnings or other comprehensive income (loss) and will result in changes in our liquidity.

At December 31, 2019, the Company completed the calculation of the one-time transition tax on the deemed repatriation of foreign subsidiaries’ earnings pursuant to the Tax Act and previously recorded a net cumulative tax expense of $25.0 million, net of foreign tax credits. An installment election can be made to pay the taxes over eight years with 40% paid in equal installments over the first five years and the remaining 60% to be paid in installments of 15%, 20% and 25% in years six, seven and eight, respectively. The cumulative remaining balance as of December 31, 2019 is $19.4 million.

As of December 31, 2019, the Company had $415.4 million of Cash and cash equivalents, and included in this amount was $286.7 million of Cash and cash equivalents held by foreign subsidiaries.

Discussion of the year ended December 31, 2019

The table below presents our Liquidity Analysis as of December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
(in millions)
Cash and cash equivalents	$415.4	$336.5
Securities owned	57.5	58.4
Marketable securities[1]	0.3	17.0
Repurchase agreements	—	(1.0)
Total	$473.2	$410.9

1

As of December 31, 2019 and 2018, $13.9 million and $15.1 million, respectively, of Marketable securities on our balance sheet had been lent in a Securities loaned transaction and, therefore, are not included in this Liquidity Analysis.

The $62.3 million increase in our liquidity position from $410.9 million as of December 31, 2018 to $473.2 million as of December 31, 2019 was primarily related to the issuance of $300.0 million of the 3.750% Senior Notes, increased collateralized and other net borrowings of $82.6 million, partially offset by the financing of acquisitions, ordinary movements in working capital, and our continued investment in new revenue generating hires.

Discussion of the year ended December 31, 2018

The table below presents our Liquidity Analysis as of December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
(in millions)
Cash and cash equivalents	$336.5	$513.3
Securities owned	58.4	33.0
Marketable securities[1]	17.0	5.8
Repurchase agreements	(1.0)	—
Total	$410.9	$552.1

1

As of December 31, 2018 and 2017, $15.1 million and $144.7 million, respectively, of Marketable securities on our balance sheet had been lent in a Securities loaned transaction and therefore are not included in this Liquidity Analysis.

The $141.3 million decrease in our liquidity position from $552.1 million as of December 31, 2017 to $410.9 million as of December 31, 2018 was primarily related to our purchase of exchangeable limited partnership units in Newmark Holdings in the Investment in Newmark, cash paid with respect to various acquisitions throughout the year, our continued investment in revenue generating hires, and ordinary movements in working capital.

CLEARING CAPITAL

In November 2008, we entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on our behalf. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to us, Cantor shall be entitled to request from us, and we shall post as soon as practicable, cash or other property acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement. Cantor had not requested any cash or other property from us as collateral as of December 31, 2019.

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

In addition, self-regulatory organizations, such as the FINRA and the NFA, along with statutory bodies such as the FCA, the SEC, and the CFTC require strict compliance with their rules and regulations. The requirements imposed by regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with broker-dealers and are not designed to specifically protect stockholders. These regulations often serve to limit our activities, including through net capital, customer protection and market conduct requirements.

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

The FCA is the relevant statutory regulator in the U.K. The FCA’s objectives are to protect customers, maintain the stability of the financial services industry and promote competition between financial services providers. It has broad rule-making, investigative and enforcement powers derived from the Financial Services and Markets Act 2000 and subsequent and derivative legislation and regulations.

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

These subsidiaries may also be prohibited from repaying the borrowings of their parents or affiliates, paying cash dividends, making loans to their parent or affiliates or otherwise entering into transactions, in each case, that result in a significant reduction in their regulatory capital position without prior notification or approval from their principal regulator. See Note 22—“Regulatory Requirements” to our consolidated financial statements for further details on our regulatory requirements.

As of December 31, 2019, $561.9 million of net assets were held by regulated subsidiaries. As of December 31, 2019, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $291.2 million.

In April 2013, the Board and Audit Committee authorized management to enter into indemnification agreements with Cantor and its affiliates with respect to the provision of any guarantees provided by Cantor and its affiliates from time to time as required by regulators. These services may be provided from time to time at a reasonable and customary fee.

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

Much of our global derivatives volumes continue to be executed by non-U.S. based clients outside the U.S. and subject to local prudential regulations. As such, we will continue to operate a number of EU regulated venues in accordance with EU directives and licensed by the FCA and other EU-based national Competent Authorities. These venues are also operated for non-derivative instruments for these clients. MiFID II was published by the European Securities and Markets Authority in September 2015, and implemented in January 2018 and introduced important infrastructural changes.

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

MiFID II is intended to help improve the functioning of the EU single market by achieving a greater consistency of regulatory standards. By design, therefore, it is intended that EU member states should have very similar regulatory regimes in relation to the matters addressed to MiFID. MiFID II has also introduced a new regulated execution venue category known as an OTF that captures much of the Voice-and Hybrid-oriented trading in EU. Much of our existing EU derivatives and fixed income execution business now take place on OTFs. Brexit may impact future market structures and MiFID II rulemaking and implementation due to potential changes in mutual passporting between the U.K. and EU member states.

In addition, the GDPR came into effect in the EU on May 25, 2018 and creates new compliance obligations in relation to personal data. The GDPR may affect our practices, and will increase financial penalties for non-compliance significantly.

In September 2019, two of the Company’s subsidiaries, BGC Financial L.P. and GFI Group Inc., settled investigations conducted jointly by the CFTC and the NYAG. The CFTC and NYAG alleged that, in 2014 and 2015, certain emerging markets FX options (EFX options) brokers in the U.S. misrepresented that certain prices posted to their electronic platform were immediately executable when in fact they were not and that such brokers had communicated that transactions had been matched when they had not. On October 9, 2019, the Company paid an aggregate of $25.0 million in connection with the settlements and agreed to a monitor for two years to assess regulatory compliance. The NYAG settlements include a non-prosecution agreement, and there was no criminal penalty from either agency.

See “Regulation” included in Part I, Item 1 of this Annual Report on Form 10-K for additional information related to our regulatory environment.

EQUITY

Class A Common Stock

Changes in shares of the Company’s Class A common stock outstanding were as follows (in thousands):

	Year Ended December 31,
	2019	2018
Shares outstanding at beginning of period	291,475	256,968
Share issuances:
Redemption/exchanges of limited partnership interests¹	15,008	18,288
Issuance of Class A common stock for general corporate purposes	—	24,924
Deferred stock awards	—	979
Vesting of restricted stock units (RSUs)	435	528
Acquisitions	1,039	1,744
Other issuances of Class A common stock	213	101
Exchange from Class A to Class B common stock	—	(11,036)
Treasury stock repurchases	(233)	(789)
Forfeitures of restricted Class A common stock	(22)	(232)
Shares outstanding at end of period	307,915	291,475

1

Included in redemption/exchanges of limited partnership interests for the year ended December 31, 2019, are 10.1 million shares of BGC Class A common stock granted in connection with the cancellation of 11.5 million LPUs. Included in redemption/exchanges of limited partnership interests for the year ended December 31, 2018, are 6.8 million shares of BGC Class A common stock granted in connection with the cancellation of 7.6 million LPUs. Because LPUs are included in the Company’s fully diluted share count, if dilutive, redemption/exchange in connection with the issuance of Class A common shares would not impact the fully diluted number of shares and units outstanding.

Class B Common Stock

On November 23, 2018, pursuant to the Exchange Agreement, BGC issued 10,323,366 shares of BGC Class B common stock to Cantor and 712,907 shares of BGC Class B common stock to CFGM, an affiliate of Cantor, in each case in exchange for shares of BGC Class A common stock from Cantor and CFGM, respectively, on a one-to-one basis pursuant to Cantor’s and CFGM’s right to exchange such shares under the Exchange Agreement. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC by Cantor or CFGM for the Class B Issuance. The Class B Issuance was exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

The Company did not issue any shares of BGC Class B common stock during the year ended December 31, 2019. As of December 31, 2019 and 2018, there were 45,884,380 shares of BGC Class B common stock outstanding.

Unit Redemptions and Share Repurchase Program

The Board and Audit Committee have authorized repurchases of BGC Class A common stock and redemptions of limited partnership interests or other equity interests in our subsidiaries. On August 1, 2018, the Company’s Board and Audit Committee increased the Company’s share repurchase and unit redemption authorization to $300.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of December 31, 2019, the Company had $256.7 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units.

The table below represents the units redeemed and/or shares repurchased for cash and does not include units redeemed/cancelled in connection with the grant of shares of BGC Class A common stock nor the limited partnership interests exchanged for shares of BGC Class A common stock. The gross unit redemptions and share repurchases of BGC Class A common stock during the year ended December 31, 2019 were as follows (in thousands, except weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted- Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Program
Redemptions[1]
January 1, 2019—March 31, 2019	1,203	$6.00
April 1, 2019—June 30, 2019	97	5.45
July 1, 2019—September 30, 2019	73	5.24
October 1, 2019—December 31, 2019	35	5.57
Total Redemptions	1,408	$5.91
Repurchases[2]
January 1, 2019—March 31, 2019	233	$5.30
April 1, 2019—June 30, 2019	—	—
July 1, 2019—September 30, 2019	—	—
October 1, 2019—December 31, 2019	—	—
Total Repurchases	233	$5.30
Total Redemptions and Repurchases	1,641	$5.82	$256,691

[1]

During the year ended December 31, 2019, the Company redeemed 1.4 million LPUs at an aggregate redemption price of $8.0 million for a weighted-average price of $5.92 per unit and 0.1 million FPUs at an aggregate redemption price of $0.3 million for a weighted-average price of $5.64 per unit. During the year ended December 31, 2018, the Company redeemed approximately 9.2 million LPUs at an aggregate redemption price of approximately $116.5 million for a weighted-average price of $12.61 per unit and approximately 0.1 million FPUs at an aggregate redemption price of approximately $1.4 million for a weighted-average price of $12.86 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 10.1 million and 6.8 million shares of BGC Class A common stock during the years ended December 31, 2019 and 2018, respectively, nor the limited partnership interests exchanged for 4.4 million and 2.6 million shares of BGC Class A common stock during the years ended December 31, 2019 and 2018, respectively.

[2]

During the year ended December 31, 2019, the Company repurchased 0.2 million shares of BGC Class A common stock at an aggregate price of $1.2 million for a weighted-average price of $5.30 per share. During the year ended December 31, 2018, the Company repurchased approximately 0.8 million shares of BGC Class A common stock at an aggregate price of approximately $10.4 million for a weighted-average price of $13.23 per share.

Following the Spin-Off, external data providers have restated the historical prices of BGC Class A common stock (BGCP). As such, the nominal prices listed in the footnotes above may not match the historical prices listed on such data services following the Spin-Off.

The weighted-average share counts from continuing operations, including securities that were anti-dilutive for our earnings per share calculations, for the three months and year ended December 31, 2019 were as follows (in thousands):

	Three Months Ended December 31, 2019	Year Ended December 31, 2019
Common stock outstanding[1]	351,431	344,332
Partnership units[2]	178,343	178,813
RSUs (Treasury stock method)	1,204	38
Other	1,039	1,367
Total[3]	532,017	524,550

[1]

Common stock consisted of Class A shares, Class B shares and contingent shares for which all necessary conditions have been satisfied except for the passage of time. For the quarter ended December 31, 2019, the weighted-average number of Class A shares was 305.5 million and Class B shares was 45.9 million. For the year ended December 31, 2019, the weighted-average number of Class A shares was 298.4 and Class B shares was 45.9 million.

[2]

Partnership units collectively include FPUs, LPUs, and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information).

[3]

Given the net loss during the quarter ended December 31, 2019, approximately 180.8 million potentially dilutive securities were not included in the computation of fully diluted earnings per share because their effect would have been anti-dilutive. For the year ended December 31, 2019, approximately 0.9 million potentially dilutive securities were not included in the computation of fully diluted earnings per share because their effect would have been anti-dilutive. Anti-dilutive securities for the year ended December 31, 2019 included, on a weighted-average basis, approximately 0.9 million RSUs. As of December 31, 2019, approximately 15.8 million shares of contingent Class A common stock and LPUs were excluded from fully diluted EPS computations because the conditions for issuance had not been met by the end of the period. The contingent Class A common stock is recorded as a liability and included in “Accounts payable, accrued and other liabilities” in our consolidated statement of financial condition as of December 31, 2019.

The fully diluted period-end spot share count was as follows (in thousands):

As of December 31, 2019
Common stock outstanding	353,799
Partnership units	172,060
RSUs (Treasury stock method)	1,204
Other	3,308
Total	530,371

On June 5, 2015, we entered into the Exchange Agreement with Cantor providing Cantor, CFGM and other Cantor affiliates entitled to hold BGC Class B common stock the right to exchange from time to time, on a one-to-one basis, subject to adjustment, up to an aggregate of 34,649,693 shares of BGC Class A common stock now owned or subsequently acquired by such Cantor entities for up to an aggregate of 34,649,693 shares of BGC Class B common stock. Such shares of BGC Class B common stock, which currently can be acquired upon the exchange of Cantor units owned in BGC Holdings, are already included in our fully diluted share count and will not increase Cantor’s current maximum potential voting power in the common equity. The Exchange Agreement enabled the Cantor entities to acquire the same number of shares of BGC Class B common stock that they were already entitled to acquire without having to exchange its Cantor units in BGC Holdings. The Audit Committee and Board have determined that it was in the best interests of us and our stockholders to approve the Exchange Agreement because it will help ensure that Cantor retains its Cantor units in BGC Holdings, which is the same partnership in which our partner employees participate, thus continuing to align the interests of Cantor with those of the partner employees. On November 23, 2018, in the Class B Issuance, BGC issued 10,323,366 shares of BGC Class B common stock to Cantor and 712,907 shares of BGC Class B common stock to CFGM, an affiliate of Cantor, in each case in exchange for shares of BGC Class A common stock from Cantor and CFGM, respectively, on a one-to-one basis pursuant to the Exchange Agreement. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC by Cantor or CFGM for the Class B Issuance. The Class B issuance was exempt from the Securities Act. Following this exchange, Cantor and its affiliates only have the right to exchange under the Exchange Agreement up to an aggregate of 23,613,420 shares of BGC Class A common stock, now owned or subsequently acquired, or its Cantor units in BGC Holdings, into shares of BGC Class B common stock. As of December 31, 2019, Cantor and CFGM do not own any shares of BGC Class A common stock.

We and Cantor have agreed that any shares of BGC Class B common stock issued in connection with the Exchange Agreement would be deducted from the aggregate number of shares of BGC Class B common stock that may be issued to the Cantor entities upon exchange of Cantor units in BGC Holdings. Accordingly, the Cantor entities will not be entitled to receive any more shares of BGC Class B Stock under this agreement than they were previously eligible to receive upon exchange of Cantor units.

On November 4, 2015, partners of BGC Holdings created five new classes of non-distributing partnership units (collectively with the NPSUs, “N Units”). These new N Units carry the same name as the underlying unit with the insertion of an additional “N” to designate them as the N Unit type and are designated as NREUs, NPREUs, NLPUs, NPLPUs and NPPSUs. The N Units are not entitled to participate in partnership distributions, will not be allocated any items of profit or loss and may not be made exchangeable into shares of BGC Class A common stock. The Eleventh Amendment was approved by the Audit Committee and by the Board.

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

On December 14, 2016, partners of BGC Holdings amended certain terms and conditions of the partnership’s N Units in order to provide flexibility to the Company and the Partnership in using such N Units in connection with compensation arrangements and practices. The amendment provides for a minimum $5 million gross revenue requirement in a given quarter as a condition for an N Unit to be replaced by another type of partnership unit in accordance with the Partnership Agreement and the grant documentation. The amendment was approved by the Audit Committee.

On December 13, 2017, the Amended and Restated BGC Holdings Partnership Agreement was amended and restated a second time to include prior standalone amendments and to make certain other changes related to the Separation. The Second Amended and Restated BGC Holdings Partnership Agreement, among other things, reflects changes resulting from the division in the Separation of BGC Holdings into BGC Holdings and Newmark Holdings, including:

•

an apportionment of the existing economic attributes (including, among others, capital accounts and post-termination payments) of each BGC Holdings limited partnership interests outstanding immediately prior to the Separation between such Legacy BGC Holdings Unit and the fraction of a Newmark Holdings LPU issued in the Separation in respect of such Legacy BGC Holdings Unit, based on the relative value of BGC and Newmark as of after the Newmark IPO;

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

The Second Amended and Restated BGC Holdings Partnership Agreement also removes certain classes of BGC Holdings units that are no longer outstanding, and permits the general partner of BGC Holdings to determine the total number of authorized BGC Holdings units. The Second Amended and Restated BGC Holdings Limited Partnership Agreement was approved by the Audit Committee.

Registration Statements

We currently have in place an effective equity shelf registration statement on Form S-3 filed on March 9, 2018 with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock from time to time on a delayed or continuous basis. On March 9, 2018, we entered into the March 2018 Sales Agreement, pursuant to which we may offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock. Proceeds from shares of BGC Class A common stock sold under this CEO Program Sales Agreement may be used for redemptions of limited partnership interests in BGC Holdings, as well as for general corporate purposes, including acquisitions and the repayment of debt. CF&Co is a wholly owned subsidiary of Cantor and an affiliate of us. Under this Sales Agreement, we have agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. For additional information on the Company’s CEO Program sales agreements, see Note 14—“Related Party Transactions.”

As of December 31, 2019, we have issued and sold 17,401,431 shares of BGC Class A common stock (or $209.8 million) under the March 2018 Sales Agreement. As of December 31, 2017 and March 31, 2018, we had sold all 20 million shares of BGC Class A common stock pursuant to each of the November 2014 Sales Agreement and April 2017 Sales Agreement. We intend to use the net proceeds of any shares of BGC Class A common stock sold for general corporate purposes for potential acquisitions, redemptions of LPUs and FPUs in BGC Holdings and repurchases of shares of BGC Class A common stock from partners, executive officers and other employees of ours or our subsidiaries and of Cantor and its affiliates. Certain of such partners will be expected to use the proceeds from such sales to repay outstanding loans issued by, or credit enhanced by, Cantor, or BGC Holdings. In addition to general corporate purposes, these sales along with our share repurchase authorization are designed as a planning device in order to facilitate the redemption process. Going forward, we may redeem units and reduce our fully diluted share count under our repurchase authorization or later sell shares of BGC Class A common stock under the March 2018 Sales Agreement.

Further, we have an effective registration statement on Form S-4 filed on September 3, 2010, with respect to the offer and sale of up to 20 million shares of BGC Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of December 31, 2019, we have issued an aggregate of 13.8 million shares of BGC Class A common stock under this Form S-4 registration statement. Additionally, on September 13, 2019, we filed a registration statement on Form S-4, with respect to the offer and sale of up to 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of December 31, 2019, we have not issued any shares of BGC Class A common stock under this Form S-4 registration statement. We also have an effective shelf registration statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of BGC Class A common stock under the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan. As of December 31, 2019, we have issued approximately 0.6 million shares of BGC Class A common stock under the Dividend Reinvestment and Stock Purchase Plan.

The Compensation Committee may grant stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other equity-based awards, including to provide exchange rights for shares of BGC Class A common stock upon exchange of LPUs. On June 22, 2016, at our Annual Meeting of Stockholders, our stockholders approved our Equity Plan to increase from 350 million to 400 million the aggregate number of shares of BGC Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. As of December 31, 2019, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 137.7 million shares of BGC Class A common stock.

On July 31, 2018, we filed a registration statement on Form S-4 pursuant to which the holders of the 5.375% Senior Notes due 2023 which were issued in a private placement, exchanged such notes for new registered notes with substantially identical terms.

On October 11, 2019, we filed a registration statement on Form S-4 pursuant to which the holders of the 3.750% Senior Notes which were issued in a private placement, exchanged such notes for new registered notes with substantially identical terms.

On December 16, 2019, we filed a registration statement on Form S-3 pursuant to which CF&Co may make offers and sales of our 5.125% Senior Notes, 5.375% Senior Notes due 2023 and 3.750% Senior Notes in connection with ongoing market-making transactions which may occur from time to time. Such market-making transactions in these securities may occur in the open market or may be privately negotiated at prevailing market prices at a time of resale or at related or negotiated prices. Neither CF&Co, nor any other of our affiliates, has any obligation to make a market in our securities, and CF&Co or any such other affiliate may discontinue market-making activities at any time without notice.

CONTINGENT PAYMENTS RELATED TO ACQUISITIONS

Since 2016, the Company has completed acquisitions whose purchase price included an aggregate of approximately 2.2 million shares of the Company’s Class A common stock (with an acquisition date fair value of approximately $9.2 million), 0.1 million LPUs (with an acquisition date fair value of approximately $0.2 million), 0.2 million RSUs (with an acquisition date fair value of approximately $1.2 million) and $34.3 million in cash that may be issued contingent on certain targets being met through 2022.

As of December 31, 2019, the Company has issued 0.3 million shares of its Class A common stock and paid $14.6 million in cash related to such contingent payments.

As of December 31, 2019, 1.9 million shares of the Company’s Class A common stock and 0.2 million RSUs remain to be issued, and $24.1 million in cash remains to be paid, net of forfeitures and other adjustments, if the targets are met.

DERIVATIVE SUIT

On October 5, 2018, Roofers Local 149 Pension Fund filed a putative derivative complaint in the Delaware Chancery Court, captioned Roofers Local 149 Pension Fund vs. Howard Lutnick, et al. (Case No. 2018-0722), alleging breaches of fiduciary duty against (i) the members of the Board, (ii) Howard Lutnick, CFGM, and Cantor as controlling stockholders of BGC, and (iii) Howard Lutnick as an officer of BGC. The complaint challenges the transactions by which BGC (i) completed the Berkeley Point acquisition from CCRE for $875 million and (ii) committed to invest $100 million for a 27% interest in Real Estate, L.P. (collectively, the “Transaction”). Among other things, the complaint alleges that (i) the price BGC paid in connection with the Transaction was unfair, (ii) the process leading up to the Transaction was unfair, and (iii) the members of the special committee of the Board were not independent. It seeks to recover for the Company unquantified damages, disgorgement of any payments received by defendants, and attorneys' fees.

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

As of December 31, 2019, there were 1,749,347 FPUs in BGC Holdings remaining, which the partnerships had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

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

GUARANTEE AGREEMENT FROM CF&CO

Under rules adopted by the CFTC, all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the NFA and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. Our European-based brokers engage from time to time in interest rate swap transactions with U.S.-based counterparties, and therefore we are subject to the CFTC requirements. CF&Co has entered into guarantees on our behalf (and on behalf of GFI), and we are required to indemnify CF&Co for the amounts, if any, paid by CF&Co on our behalf pursuant to this arrangement. During the years ended December 31, 2019 and 2018, the Company recorded expenses of $125,000 with respect to these guarantees.

EQUITY METHOD INVESTMENTS

The Company was authorized to enter into loans, investments or other credit support arrangements for Aqua; such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. On February 5, 2020, the Company’s Board and Audit Committee increased the authorized amount by an additional $2.0 million. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor (see Note 14—“Related Party Transactions,” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information).

UNIT REDEMPTIONS AND EXCHANGES—EXECUTIVE OFFICERS

On March 27, 2019, the Audit and Compensation Committees authorized the purchase by the Company from Stephen M. Merkel of up to 250,000 shares of BGC Class A common stock at the closing price on March 26, 2019. Pursuant to this authorization, 233,172 shares of BGC Class A common stock were purchased by the Company on March 27, 2019 at $5.30 per share, the closing price on March 26, 2019.

On February 27, 2019, the Audit Committee authorized the purchase by Mr. Lutnick’s retirement plan of up to $56,038 of BGC Class A common stock at the closing price on March 4, 2019. Pursuant to this authorization, 8,980 shares of BGC Class A common stock were purchased by the plan on March 5, 2019 at $6.24 per share, the closing price on March 4, 2019.

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

On February 16, 2018, the Audit Committee authorized the purchase by Mr. Lutnick’s retirement plan of up to $105,000 of BGC Class A common stock at the closing price on the date of purchase. Pursuant to this authorization, 7,883 shares of BGC Class A common stock were purchased by the plan on February 26, 2018 at $13.17 per share, the closing price on the date of purchase.

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

On December 31, 2018, the Compensation Committee approved the monetization of 760,797 PPSUs held by Mr. Lutnick (which at an average determination price of $6.57 per share on such date, had a value of $5,000,000). On February 1, 2019, the Compensation Committee approved a modification which consisted of the following: (i) the right to exchange 376,651 non-exchangeable PSUs held by Mr. Lutnick into 376,651 non-exchangeable HDUs (which, based on the closing price of BGC Class A common stock of $6.21 per share on such date, had a value of $2,339,000); and (ii) the right to exchange for cash 463,969 non-exchangeable PPSUs held by Mr. Lutnick, for a payment of $2,661,000 for taxes when (i) is exchanged.

On December 31, 2018, the Compensation Committee approved the grant of exchange rights to Mr. Windeatt with respect to 139,265 non-exchangeable U.K. LPUs (which at the closing price of $5.17 per share on such date, had a value of $720,000) and the exchange for cash (at the average determination price of $4.388 per unit) of 63,814 non-exchangeable PLPUs for a payment of $280,002 for taxes. On February 22, 2019, the Compensation Committee approved the grant of exchange rights to Mr. Windeatt with respect to an additional 22,020 non-exchangeable U.K. LPUs (which at the closing price of $6.26 per share on such date, had a value of $137,845) and the exchange for cash (at the average determination price of $5.6457 per unit) of 9,495 non-exchangeable PLPUs for a payment of $53,606 for taxes.

On December 31, 2018, the Compensation Committee approved the grant of exchange rights to Mr. Lynn with respect to 750,308 non-exchangeable U.K. LPUs (which at the closing price of $5.17 per share on such date, had a value of $3,879,092) and the exchange for cash (at the average determination price of $3.894 per unit) of 287,888 non-exchangeable PLPUs for a payment of $1,120,909 for taxes. On February 22, 2019, the Compensation Committee approved the grant of exchange rights to Mr. Lynn with respect to an additional 43,131 non-exchangeable U.K. LPUs (which at the closing price of $6.26 per share on such date, had a value of $270,000) and the exchange for cash (at the average determination price of $4.1239 per unit) of 25,461 non-exchangeable PLPUs for a payment of $105,000 for taxes.

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

EXECUTIVE COMPENSATION—INCENTIVE PLAN

On June 6, 2017, at the Annual Meeting of Stockholders of the Company, the Company’s stockholders approved the Company’s Incentive Plan to approve the material terms of the performance goals under the Incentive Plan for compliance with Section 162(m) of the Internal Revenue Code of 1986, as amended, including an amendment to those performance goals in order to broaden the stock price performance goal to include dividends and/or total stockholder return.

MARKET SUMMARY

The following table provides certain volume and transaction count information for the quarterly periods indicated:

	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Notional Volume (in billions)
Total fully electronic volume	$5,975	$6,448	$5,825	$6,703	$5,738
Total hybrid volume¹	66,996	73,485	66,619	68,826	89,435
Total fully electronic and hybrid volume	$72,971	$79,933	$72,444	$75,529	$95,173
Transaction Count (in thousands, except for days)
Total fully electronic transactions	3,108	3,176	2,856	2,810	2,910
Total hybrid transactions	1,165	1,265	1,283	1,265	1,191
Total transactions	4,273	4,441	4,139	4,075	4,101
Trading days	64	64	63	61	64

1

Hybrid is defined as transactions involving some element of electronic trading but executed by BGC’s brokers, exclusive of voice-only transactions. Fully electronic involves customer-to-customer trades, free from broker execution.

Fully electronic volume, including new products, was $25.0 trillion for the year ended December 31, 2019, compared to $23.2 trillion for the year ended December 31, 2018. Our hybrid volume for the year ended December 31, 2019 was $275.9 trillion, compared to $308.8 trillion for the year ended December 31, 2018.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes certain of our contractual obligations at December 31, 2019 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt and collateralized borrowings[1]	$1,153,696	$84,499	$315,946	$753,251	$—
Operating leases[2]	258,254	30,035	57,044	44,921	126,254
Interest on long-term debt and collateralized borrowings[3]	167,263	55,967	77,980	33,316	—
Short-term borrowings[4]	4,962	4,962	—	—	—
Interest on Short-term borrowings	186	186	—	—	—
One-time transition tax[5]	19,431	1,266	2,533	6,384	9,248
Other[6]	3,999	3,999	—	—	—
Total contractual obligations	$1,607,791	$180,914	$453,503	$837,872	$135,502

1

Long-term debt and collateralized borrowings reflect long-term borrowings of $300.0 million of the 5.125% Senior Notes due on May 27, 2021 (the $300.0 million represents the principal amount of the debt; the carrying value of the 5.125% Senior Notes as of December 31, 2019 was approximately $298.7 million), $450.0 million of the 5.375% Senior Notes due on July 24, 2023 (the $450.0 million represents the principal amount of the debt; the carrying value of the 5.375% Senior Notes as of December 31, 2019 was $445.2 million), $300.0 million of the 3.750% Senior Notes due October 1, 2024 (the $300.0 million represents the principal amount of the debt; the carrying value of the 3.750% Senior Notes as of December 31, 2019 was approximately $296.1 million), $70.0 million of borrowings under the committed unsecured senior Revolving Credit Agreement due February 26, 2021 (the $70.0 million represents the principal amount of the debt; the carrying value of the committed unsecured senior Revolving Credit Agreement as of December 31, 2019 was approximately $68.9 million), $11.7 million of collateralized borrowings due May 31, 2021, $13.2 million of collateralized borrowings due April 8, 2023, and $8.8 million of collateralized borrowings due April 19, 2023. See Note 18— “Notes Payable, Other and Short-term Borrowings” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding these obligations, including timing of payments and compliance with debt covenants.

2

Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sublease payments to be received. The total amount of sublease payments to be received is approximately $0.1 million over the life of the agreement.

3

Interest on long-term debt and collateralized borrowings also includes interest on the undrawn portion of the committed unsecured senior Revolving Credit Agreement which was calculated through the maturity date of the facility, which is February 26, 2021. As of December 31, 2019, the undrawn portion of the committed unsecured Revolving Credit Agreement was $280.0 million.

4

Short-term borrowings reflects approximately $5.0 million (BRL 20.0 million) of borrowing under the Company’s committed unsecured loan agreement. See Note 18— “Notes Payable, Other and Short-term Borrowings” for more information regarding this obligation.

5

The Company completed the calculation of the one-time transition tax on the deemed repatriation of foreign subsidiaries’ earnings pursuant to the Tax Act and previously recorded a net cumulative tax expense of $25.0 million, net of foreign tax credits, with an election to pay the taxes over eight years with 40% to be paid in equal installments over the first five years and the remaining 60% to be paid in installments of 15%, 20% and 25% in years six, seven and eight, respectively. The cumulative remaining balance as of December 31, 2019 is $19.4 million.

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

The fair value of RSU awards to employees is determined on the date of grant, based on the fair value of BGC Class A common stock. Generally, RSUs granted by us as employee compensation do not receive dividend equivalents; as such, we adjust the fair value of the RSUs for the present value of expected forgone dividends, which requires us to include an estimate of expected dividends as a valuation input. This grant-date fair value is amortized to expense ratably over the awards’ vesting periods. For RSUs with graded vesting features, we have made an accounting policy election to recognize compensation cost on a straight-line basis. The amortization is reflected as part of “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our consolidated statements of operations.

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

Limited Partnership Units: LPUs in BGC Holdings and Newmark Holdings are generally held by employees. Generally, such units receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. In addition, Preferred Units are granted in connection with the grant of certain LPUs, such as PSUs, that may be granted exchangeability or redeemed in connection with the grant of shares of common stock to cover the withholding taxes owed by the unit holder upon such exchange or grant. This is an acceptable alternative to the common practice among public companies of issuing the gross amount of shares to employees, subject to cashless withholding of shares to pay applicable withholding taxes. Our Preferred Units are not entitled to participate in partnership distributions other than with respect to a distribution at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation. The quarterly allocations of net income to such LPUs are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our consolidated statements of operations.

Certain of these LPUs entitle the holders to receive post-termination payments equal to the notional amount, generally in four equal yearly installments after the holder’s termination. These LPUs are accounted for as post-termination liability awards under the U.S. GAAP. Accordingly, we recognize a liability for these units on our consolidated statements of financial condition as part of “Accrued compensation” for the amortized portion of the post-termination payment amount, based on the current fair value of the expected future cash payout. We amortize the post-termination payment amount, less an expected forfeiture rate, over the vesting period, and record an expense for such awards based on the change in value at each reporting period in our consolidated statements of operations as part of “Equity-based compensation and allocations of net income to limited partnership units and FPUs.”

Certain LPUs are granted exchangeability into shares of BGC or Newmark Class A common stock or are redeemed in connection with the grant of BGC or Newmark Class A common stock issued; BGC Class A common stock is issued on a one-for-one basis, and Newmark Class A common stock is issued based on the number of LPUs exchanged or redeemed multiplied by the then Exchange Ratio. At the time exchangeability is granted or shares of BGC or Newmark Class A common stock are issued, we recognize an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our consolidated statements of operations. During the years ended December 31, 2019, 2018 and 2017, we incurred compensation expense of $100.9 million, $150.1 million and $176.5 million, respectively.

Certain LPUs have a stated vesting schedule and do not receive quarterly allocations of net income. Compensation expense related to these LPUs is recognized over the stated service period, and these units generally vest between two and five years. During the years ended December 31, 2019, 2018 and 2017, we incurred compensation expense related to these LPUs of $36.7 million, $11.4 million, and $1.2 million, respectively. This expense is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our consolidated statements of operations.

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

As of December 31, 2019 and 2018, the aggregate balance of employee loans, net of reserve, was $315.6 million and $216.9 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our consolidated statements of financial condition. Compensation expense for the above-mentioned employee loans for the years ended December 31, 2019, 2018 and 2017 was $35.7 million, $13.0 million and $26.9 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our consolidated statements of operations.

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

The Tax Act was enacted on December 22, 2017, which includes the global intangible low-taxed income, GILTI, provision. This provision requires inclusion in the Company’s U.S. income tax return the earnings of certain foreign subsidiaries. The Company has elected to treat taxes associated with the GILTI provision using the Period Cost Method and thus has not recorded deferred taxes for basis differences under this regime.

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

We also have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $14.2 million as of December 31, 2019. These include shares of common stock of Nasdaq that we received in exchange for a portion of our electronic benchmark Treasury platform. Investments in marketable securities carry a degree of risk, as there can be no assurance that the marketable securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of marketable securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in marketable securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in marketable securities. See Note 10—“Marketable Securities” and Note 12—“Derivatives” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding these investments and related hedging activities.

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

The majority of the Company’s foreign currency exposure is related to the U.S. Dollar versus the British Pound and the Euro. While our international results of operations, as measured in U.S. Dollars, are subject to foreign exchange fluctuations, we do not consider the related risk to be material to our results of operations. For the financial assets and liabilities denominated in the British Pound and Euro, including foreign currency hedge positions related to these currencies, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. Dollar, holding all other assumptions constant. The analysis identified the worst case scenario as the U.S. Dollar weakening against the Euro and strengthening against the British Pound. If as of December 31, 2019, the U.S. Dollar had weakened against the Euro and strengthened against the British Pound by 10%, the currency movements would have had an aggregate negative impact on our net income of approximately $0.8 million.

Interest Rate Risk

BGC Partners had $1,073.7 million in fixed-rate debt outstanding as of December 31, 2019. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. In addition, as of December 31, 2019, BGC Partners had $68.9 million of net borrowings outstanding under its Revolving Credit Agreement. The interest rate on these borrowings is based on LIBOR.

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

BGC Partners, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of BGC Partners, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of BGC Partners, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in equity for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), as applicable and our report dated February 28, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Contingent Consideration
Description of the Matter

As described in Note 4 to the financial statements, the Company completed various acquisitions and the fair value of the remaining contingent consideration liability as of December 31, 2019 is $42.5 million. As described in Note 13 to the financial statements, the valuation technique used by the Company to estimate the fair value of the contingent consideration is derived from significant unobservable inputs used by the Company to determine the fair value of the contingent consideration based on the probability of meeting earnout and contingencies.

Auditing the fair value of the Company's contingent consideration liability required significant judgement due to the sensitivity of the fair value estimate to the significant assumptions about the probability of meeting earnout targets and contingencies used to estimate the present value of the expected payments. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for contingent consideration, including controls over the estimation process supporting the recognition and valuation of the contingent consideration and the valuation models used and the underlying assumptions used to develop the fair value estimates.

To test the fair value of the Company’s contingent consideration liability, our audit procedures included, among others, evaluating the methods used by management in developing the fair value estimates of the contingent consideration liability by reading the respective purchase agreements describing the earnout targets and contingencies, evaluating management’s assessment of the probability of contingent consideration payments based on those earnout targets and contingencies and validating the completeness and accuracy of the contingent liabilities by agreeing these amounts from acquisition agreements. For example, we evaluated management’s assessment of the probability of achieving the earnout targets or resolving the contingencies by comparing the significant assumptions to historical earnings and other market factors.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

New York, New York

February 28, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of BGC Partners, Inc.

Opinion on Internal Control over Financial Reporting

We have audited BGC Partners, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the “COSO criteria”). In our opinion, BGC Partners, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Ginga Petroleum (Singapore) Pte Ltd. and Tokio Marine Kiln Europe SA, which is included in the 2019 consolidated financial statements of the Company and constituted 0.3% and 0.6% of total and net assets, respectively, as of December 31, 2019 and 0.8% of total revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Ginga Petroleum (Singapore) Pte Ltd. and Tokio Marine Kiln Europe SA.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of BGC Partners, Inc. as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in equity for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 28, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York

February 28, 2020

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

	December 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$415,379	$336,535
Cash segregated under regulatory requirements	220,735	80,243
Securities owned	57,525	58,408
Marketable securities	14,228	32,064
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	551,445	941,866
Accrued commissions and other receivables, net	778,415	516,091
Loans, forgivable loans and other receivables from employees and partners, net	315,590	216,868
Fixed assets, net	204,841	157,169
Investments	40,349	35,403
Goodwill	553,745	504,646
Other intangible assets, net	303,224	298,779
Receivables from related parties	14,273	7,748
Other assets	446,371	246,937
Total assets	$3,916,120	$3,432,757
Liabilities, Redeemable Partnership Interest, and Equity
Short-term borrowings	$4,962	$5,162
Repurchase agreements	—	986
Securities loaned	13,902	15,140
Accrued compensation	215,085	195,234
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	416,566	769,833
Payables to related parties	72,497	40,155
Accounts payable, accrued and other liabilities	1,283,046	754,819
Notes payable and other borrowings	1,142,687	763,548
Total liabilities	3,148,745	2,544,877
Commitments, contingencies and guarantees (Note 20)
Redeemable partnership interest	23,638	24,706
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 750,000 shares authorized; 358,440 and 341,745 shares issued at December 31, 2019 and December 31, 2018, respectively; and 307,915 and 291,475 shares outstanding at December 31, 2019 and December 31, 2018, respectively	3,584	3,417
Class B common stock, par value $0.01 per share; 150,000 shares authorized; 45,884 shares issued and outstanding at December 31, 2019 and December 31, 2018, convertible into Class A common stock	459	459
Additional paid-in capital	2,271,947	2,208,221
Treasury stock, at cost: 50,525 and 50,270 shares of Class A common stock at December 31, 2019 and December 31, 2018, respectively	(315,308)	(314,240)
Retained deficit	(1,241,754)	(1,105,019)
Accumulated other comprehensive income (loss)	(33,102)	(24,465)
Total stockholders’ equity	685,826	768,373
Noncontrolling interest in subsidiaries	57,911	94,801
Total equity	743,737	863,174
Total liabilities, redeemable partnership interest, and equity	$3,916,120	$3,432,757

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Commissions	$1,645,818	$1,511,522	$1,334,383
Principal transactions	321,923	313,053	317,856
Fees from related parties	29,442	24,076	27,094
Data, software and post-trade	73,166	65,185	54,557
Interest income	18,319	14,404	14,557
Other revenues	15,563	9,570	2,504
Total revenues	2,104,231	1,937,810	1,750,951
Expenses:
Compensation and employee benefits	1,127,911	1,001,623	950,477
Equity-based compensation and allocations of net income to limited partnership units and FPUs	165,612	205,070	233,241
Total compensation and employee benefits	1,293,523	1,206,693	1,183,718
Occupancy and equipment	184,807	149,594	142,884
Fees to related parties	19,365	20,163	15,820
Professional and consulting fees	92,167	84,103	63,369
Communications	119,982	118,014	119,379
Selling and promotion	81,645	69,338	62,463
Commissions and floor brokerage	63,617	61,891	43,130
Interest expense	59,077	41,733	76,958
Other expenses	107,423	64,309	70,145
Total expenses	2,021,606	1,815,838	1,777,866
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	18,421	—	561
Gains (losses) on equity method investments	4,115	7,377	4,627
Other income (loss)	32,953	50,468	25,863
Total other income (losses), net	55,489	57,845	31,051
Income (loss) from operations before income taxes	138,114	179,817	4,136
Provision (benefit) for income taxes	53,171	76,120	92,772
Consolidated net income (loss) from continuing operations	$84,943	$103,697	$(88,636)
Consolidated net income (loss) from discontinued operations, net of tax	—	176,169	170,365
Consolidated net income (loss)	$84,943	$279,866	$81,729
Less: Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries	29,236	29,993	36,167
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries	—	52,353	(5,913)
Net income (loss) available to common stockholders	$55,707	$197,520	$51,475
Per share data:
Basic earnings (loss) per share from continuing operations
Net income (loss) from continuing operations available to common stockholders	$55,707	$73,704	$(124,803)
Basic earnings (loss) per share from continuing operations	$0.16	$0.23	$(0.43)
Basic weighted-average shares of common stock outstanding	344,332	322,141	287,378
Fully diluted earnings (loss) per share from continuing operations
Net income (loss) from continuing operations for fully diluted shares	$83,531	$73,704	$(124,803)
Fully diluted earnings (loss) per share from continuing operations	$0.16	$0.23	$(0.43)
Fully diluted weighted-average shares of common stock outstanding	524,550	323,844	287,378

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Consolidated net income (loss)	$84,943	$279,866	$81,729
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(86)	(13,543)	15,779
Available-for-sale securities	—	—	(927)
Benefit plans	(12,928)	—	—
Total other comprehensive income (loss), net of tax	(13,014)	(13,543)	14,852
Comprehensive income (loss)	71,929	266,323	96,581
Less: Comprehensive income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries, net of tax	24,859	28,136	38,306
Less: Comprehensive income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries, net of tax	—	52,353	(5,913)
Less: Comprehensive income (loss) attributable to noncontrolling interest in subsidiaries, net of tax	24,859	80,489	32,393
Comprehensive income (loss) attributable to common stockholders	$47,070	$185,834	$64,188

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$84,943	$279,866	$81,729
Less: Consolidated net income from discontinued operations, net of tax	—	(176,169)	(170,365)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Fixed asset depreciation and intangible asset amortization	79,466	71,495	65,444
Employee loan amortization and reserves on employee loans	35,650	13,015	26,930
Equity-based compensation and allocations of net income to limited partnership units and FPUs	165,612	205,070	233,241
Deferred compensation expense	5,879	5,879	7,986
Losses (gains) on equity method investments	(4,115)	(7,377)	(4,627)
Realized losses (gains) on marketable securities	(3,528)	(11,831)	(60)
Unrealized losses (gains) on marketable securities	(3,204)	2,316	(23,936)
Loss (gains) on other investments	(22,785)	(38,491)	—
Amortization of discount (premium) on notes payable	3,223	(1,081)	843
Impairment of fixed assets, intangible assets and investments	4,466	2,807	5,074
Deferred tax provision (benefit)	(1,803)	(22,635)	19,858
Change in estimated acquisition earn-out payables	5,622	2,885	5,003
Forfeitures of Class A common stock	(139)	(1,458)	(1,153)
Other	(5,682)	—	(557)
Consolidated net income (loss) adjusted for non-cash and non-operating items	343,605	324,291	245,410
Decrease (increase) in operating assets:
Reverse repurchase agreements	—	986	54,659
Securities owned	883	(25,401)	2,350
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	389,058	(206,051)	(239,230)
Accrued commissions receivable, net	(12,418)	(108,851)	(35,617)
Loans, forgivable loans and other receivables from employees and partners, net	(119,469)	(104,266)	(64,846)
Receivables from related parties	(4,215)	37,506	128,192
Other assets	3,784	(30,924)	2,189
Increase (decrease) in operating liabilities:
Repurchase agreements	(986)	—	—
Securities loaned	(1,238)	(129,580)	144,720
Accrued compensation	(4,131)	(52,953)	(92,027)
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	(353,313)	165,517	225,763
Payables to related parties	32,342	(833)	10,513
Accounts payable, accrued and other liabilities	(34,840)	63,214	10,684
Net cash provided by (used in) operating activities	$239,062	$(67,345)	$392,760
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(46,665)	$(24,528)	$(25,039)
Capitalization of software development costs	(48,846)	(49,813)	(33,226)
Purchase of equity method investments	(1,715)	(925)	(106,824)
Proceeds from equity method investments	3,737	7,046	243
Payments for acquisitions, net of cash acquired	28,261	(50,562)	13,697
Proceeds from sale of marketable securities	24,626	128,018	38,256
Capitalization of trademarks, patent defense and registration costs	—	—	329
Net cash provided by (used in) investing activities	$(40,602)	$9,236	$(112,564)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt and collateralized borrowings	$(332,378)	$(449,598)	$(10,629)
Issuance of long-term debt and collateralized borrowings, net of deferred issuance costs	709,849	639,196	1,001,508
Earnings distributions to limited partnership interests and other noncontrolling interests	(113,673)	(163,935)	(126,243)
Redemption and repurchase of limited partnership interests	(43,270)	(51,943)	(45,593)
Dividends to stockholders	(192,442)	(231,446)	(200,116)
Repurchase of Class A common stock	(1,236)	(10,439)	(16,773)
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(458)	(647)	(865)
Proceeds from issuance of Class A common stock, net of costs	—	327,624	26,606
Acquisition of Berkeley Point	—	—	(871,816)
Proceeds from exercise of stock options	—	—	72
Proceeds from short-term borrowings	—	—	6,046
Payments on acquisition earn-outs	(8,146)	(7,924)	—
Net cash provided by (used in) financing activities	$18,246	$50,888	$(237,803)
Net cash provided by (used in) operating activities from discontinued operations	—	(748,231)	895,853
Net cash provided by (used in) investing activities from discontinued operations	—	18,347	(41,027)
Net cash provided by (used in) financing activities from discontinued operations	—	367,931	(697,275)
Effect of exchange rate changes on Cash and cash equivalents, Restricted cash and Cash segregated under regulatory requirements	2,630	(10,838)	3,411
Net increase (decrease) in Cash and cash equivalents, and Cash segregated under regulatory requirements	219,336	(380,012)	203,355
Cash and cash equivalents, and Cash segregated under regulatory requirements at beginning of period	416,778	796,790	593,435
Cash and cash equivalents, and Cash segregated under regulatory requirements at end of period	$636,114	$416,778	$796,790
Supplemental cash information:
Cash paid during the period for taxes	$47,997	$66,540	$78,300
Cash paid during the period for interest	51,776	41,951	75,305
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$26,146	$143,232	$106,698
Issuance of Class A and contingent Class A common stock and limited partnership interests for acquisitions	3,040	21,899	14,232
Value of shares received for Nasdaq earn-out	—	—	76,969
Right-of-use assets and liabilities	169,065	—	—

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Year Ended December 31, 2017

(in thousands, except share amounts)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2017	$2,925	$348	$1,662,615	$42,472	$(288,743)	$(212,858)	$(23,199)	$449,980	$1,633,540
Consolidated net income (loss)	—	—	—	—	—	51,475	—	30,254	81,729
Other comprehensive gain, net of tax	—	—	—	—	—	—	12,713	2,139	14,852
Equity-based compensation, 570,944 shares	6	—	1,370	—	—	—	—	761	2,137
Dividends to common stockholders	—	—	—	—	—	(200,116)	—	—	(200,116)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(118,795)	(118,795)
Grant of exchangeability and redemption of limited partnership interests, issuance of 9,179,295 shares	92	—	125,502	—	—	—	—	77,605	203,199
Issuance of Class A common stock (net of costs), 1,994,670 shares	20	—	45,101	—	—	—	—	12,600	57,721
Redemption of FPUs, 729,802 units	—	—	—	—	—	—	—	(6,665)	(6,665)
Repurchase of Class A common stock, 1,386,769 shares	—	—	—	—	(13,164)	—	—	(3,609)	(16,773)
Forfeitures of restricted Class A common stock, 183,246 shares	—	—	1,063	—	(1,966)	—	—	(250)	(1,153)
Cantor purchase of Cantor units from BGC Holdings upon redemption of Founding/Working Partners Units, 1,179,788 units	—	—	—	—	—	—	—	3,920	3,920
Issuance of Class A common stock for acquisitions, 1,923,854 shares	20	—	8,037	(5,961)	—	—	—	566	2,662
Issuance of contingent shares and limited partnership interests in connection with acquisitions	—	—	5,121	3,961	—	—	—	2,488	11,570
Acquisition related distribution from Berkeley Point to CCRE	—	—	—	—	—	(56,483)	—	(32,666)	(89,149)
Acquisition of Berkeley Point	—	—	(87,434)	—	—	(441,386)	—	(237,586)	(766,406)
Newmark noncontrolling interest	—	—	—	—	—	—	—	305,420	305,420
Purchase of Newmark noncontrolling interest	—	—	(175)	—	—	—	—	(140)	(315)
Noncontrolling interest in Commercial Real Estate Consulting Firm	—	—	—	—	—	—	—	18,056	18,056
Other	—	—	2,171	—	—	359	—	1,777	4,307
Balance, December 31, 2017	$3,063	$348	$1,763,371	$40,472	$(303,873)	$(859,009)	$(10,486)	$505,855	$1,139,741

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Year Ended December 31, 2018

(in thousands, except share amounts)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2018	$3,063	$348	$1,763,371	$40,472	$(303,873)	$(859,009)	$(10,486)	$505,855	$1,139,741
Consolidated net income (loss)	—	—	—	—	—	197,520	—	82,346	279,866
Other comprehensive gain, net of tax	—	—	—	—	—	—	(11,686)	(1,857)	(13,543)
Equity-based compensation, 527,951 shares	5	—	4,242	—	—	—	—	3,219	7,466
Dividends to common stockholders	—	—	—	—	—	(231,446)	—	(6,300)	(237,746)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(201,484)	(201,484)
Grant of exchangeability and redemption of limited partnership interests, issuance of 18,287,721 shares	183	—	163,706	—	—	—	—	82,077	245,966
Issuance of Class A common stock (net of costs), 26,003,424 shares	260	—	245,338	—	—	—	—	67,244	312,842
Exchange Class A to Class B common stock, 11,036,273 shares	(111)	111	—	—	—	—	—	—	—
Redemption of FPUs, 108,967 units	—	—	—	—	—	—	—	(925)	(925)
Repurchase of Class A common stock, 788,788 shares	—	—	—	—	(8,185)	—	—	(2,254)	(10,439)
Forfeitures of restricted Class A common stock, 231,602 shares	—	—	1,031	—	(2,182)	—	—	(306)	(1,457)
Contributions of capital to and from Cantor for equity-based compensation	—	—	(15,921)	—	—	(3,932)	—	(10,321)	(30,174)
Issuance of Class A common stock for acquisitions, 1,743,963 shares	17	—	46,454	(40,472)	—	—	—	1,649	7,648
Issuance of contingent shares and limited partnership interests in connection with acquisitions	—	—	—	—	—	—	—	14,251	14,251
Purchase of Newmark noncontrolling interest	—	—	—	—	—	—	—	(54)	(54)
Newmark noncontrolling interest	—	—	—	—	—	—	—	2,053	2,053
Cumulative effect of revenue standard adoption	—	—	—	—	—	16,387	—	2,303	18,690
Cumulative effect of adoption of standard on equity investments	—	—	—	—	—	1,671	(2,293)	622	—
Issuance of EPUs	—	—	—	—	—	—	—	320,786	320,786
Spin-Off of Newmark	—	—	—	—	—	(226,210)	—	(764,103)	(990,313)
Balance, December 31, 2018	$3,417	$459	$2,208,221	$—	$(314,240)	$(1,105,019)	$(24,465)	$94,801	$863,174

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Year Ended December 31, 2019

(in thousands, except share amounts)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2019	$3,417	$459	$2,208,221	$(314,240)	$(1,105,019)	$(24,465)	$94,801	$863,174
Consolidated net income (loss)	—	—	—	—	55,707	—	29,236	84,943
Other comprehensive gain, net of tax	—	—	—	—	—	(8,637)	(4,377)	(13,014)
Equity-based compensation, 434,694 shares	4	—	7,066	—	—	—	3,419	10,489
Dividends to common stockholders	—	—	—	—	(192,442)	—	—	(192,442)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(89,616)	(89,616)
Grant of exchangeability and redemption of limited partnership interests, issuance of 15,008,431 shares	150	—	51,531	—	—	—	27,463	79,144
Issuance of Class A common stock (net of costs), 212,711 shares	2	—	879	—	—	—	235	1,116
Redemption of FPUs, 56,878 units	—	—	—	—	—	—	(256)	(256)
Repurchase of Class A common stock, 233,172 shares	—	—	—	(970)	—	—	(266)	(1,236)
Forfeiture of Class A common stock, 22,046 shares	—	—	(12)	(98)	—	—	(29)	(139)
Contributions of capital to and from Cantor for equity-based compensation	—	—	(382)	—	—	—	246	(136)
Issuance of Class A common stock and RSUs for acquisitions, 1,039,452 shares	11	—	4,471	—	—	—	(1,442)	3,040
Other	—	—	173	—	—	—	(1,503)	(1,330)
Balance, December 31, 2019	$3,584	$459	$2,271,947	$(315,308)	$(1,241,754)	$(33,102)	$57,911	$743,737

	For the Year Ended December 31,
	2019		2018		2017
Dividends declared per share of common stock	$0.56		$0.72		$0.70
Dividends declared and paid per share of common stock	$0.56		$0.72		$0.70

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

Business Overview

BGC Partners, Inc. is a leading global brokerage and financial technology company servicing the global financial markets. Through the Company’s financial service brands, including BGC, GFI, Sunrise Brokers, Besso, Ed Broking, Poten & Partners and RP Martin, among others, the Company specializes in the brokerage of a broad range of products, including fixed income (rates and credit), foreign exchange, equities, energy and commodities, insurance, and futures. It also provides a wide variety of services, including trade execution, brokerage, clearing, trade compression, post-trade, information, and other back-office services to a broad assortment of financial and non-financial institutions. BGC Partners’ integrated platform is designed to provide flexibility to customers with regards to price discovery, execution and processing of transactions, and enables them to use Voice, Hybrid, or in many markets, Fully Electronic brokerage services in connection with transactions executed either OTC or through an exchange. Through the Company’s electronic brands, including Fenics, BGC Trader, CreditMatch, Fenics Market Data, BGC Market Data, kACE2, EMBonds, Capitalab, Swaptioniser, CBID and Lucera, BGC Partners offers Fully Electronic brokerage, financial technology solutions, market data, post-trade services and analytics related to financial instruments and markets.

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

The Company previously offered real estate services through its publicly traded subsidiary, Newmark Group, Inc. (NASDAQ: NMRK). On November 30, 2018, BGC completed its previously announced pro-rata distribution to its stockholders of all of the shares of common stock of Newmark owned by BGC Partners as of immediately prior to the effective time of the Spin-Off, with shares of Newmark Class A common stock distributed to the holders of shares of BGC Class A common stock (including directors and executive officers of BGC Partners) of record as of the close of business on the Record Date and shares of Newmark Class B common stock distributed to the holders of shares of BGC Partners Class B common stock (consisting of Cantor Fitzgerald, L.P. and CF Group Management, Inc.) of record as of the close of business on the Record Date. The Spin-Off was effective as of 12:01 a.m., New York City time, on the Distribution Date.

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

Concurrently with the Berkeley Point Acquisition, on September 8, 2017, the Company invested $100.0 million in Real Estate L.P., which was accounted for under the equity method. Real Estate L.P. may conduct activities in any real estate related business or asset-backed securities-related business or any extensions thereof and ancillary activities thereto.

Separation and Distribution Agreement and Newmark IPO

The Separation and Distribution Agreement sets forth the agreements among BGC, Cantor, Newmark and their respective subsidiaries regarding, among other things:

•	the Separation;
•	the proportional distribution of interests in Newmark Holdings to holders of interests in BGC Holdings in the Separation;
•	the Newmark IPO;
•	the assumption and repayment of indebtedness by the BGC Group and the Newmark Group;
•	the BGC Holdings Distribution; and
•

the pro-rata distribution of the shares of Newmark Class A common stock and the shares of Newmark Class B common stock held by BGC, pursuant to which shares of Newmark Class A common stock held by BGC would be distributed to the holders of shares of BGC Class A common stock and shares of Newmark Class B common stock held by BGC would be distributed to the holders of shares of BGC Class B common stock (which were Cantor and another entity controlled by Howard W. Lutnick). The Spin-Off is intended to qualify as generally tax-free for U.S. federal income tax purposes.

As part of the Separation described above, BGC contributed its interests in both Berkeley Point and Real Estate L.P. to Newmark.

On December 15, 2017, Newmark announced the pricing of the Newmark IPO of 20 million shares of Newmark Class A common stock at a price to the public of $14.00 per share, which was completed on December 19, 2017. Newmark Class A shares began trading on December 15, 2017 on the NASDAQ Global Select Market. In addition, Newmark granted the underwriters of the Newmark IPO a 30-day option to purchase up to an additional 3 million shares of Newmark Class A common stock at the IPO price, less underwriting discounts and commissions. On December 26, 2017, the underwriters of the Newmark IPO exercised in full their overallotment option to purchase an additional 3 million shares of Newmark Class A common stock from Newmark at the IPO price, less underwriting discounts and commission.

Assumption and Repayment of Indebtedness by Newmark Group

In connection with the Separation, on December 13, 2017, Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the 2042 Promissory Note in relation to the 8.125% Senior Notes and the 2019 Promissory Note in relation to the 5.375% Senior Notes. Newmark repaid the $112.5 million outstanding principal amount under the 2042 Promissory Note on September 5, 2018, and repaid the $300.0 million outstanding principal amount under the 2019 Promissory Note on November 23, 2018. In addition, as part of the Separation, Newmark assumed the obligations of BGC as borrower under the Term Loan and Converted Term Loan. Newmark repaid the outstanding balance of the Term Loan as of March 31, 2018, and repaid the outstanding balance of the Converted Term Loan on November 6, 2018. In addition, on March 19, 2018, the Company borrowed $150.0 million under the BGC Credit Agreement from Cantor, and loaned Newmark $150.0 million under the Intercompany Credit Agreement on the same day. All borrowings outstanding under the Intercompany Credit Agreement were repaid on November 7, 2018. See Note 18—“Notes Payable, Other and Short-Term Borrowings” for more information on the Company’s long-term debt.

Spin-Off of Newmark

As described above, on November 30, 2018 the Company completed the Spin-Off. Based on the number of shares of BGC common stock outstanding on the Record Date, BGC’s stockholders as of the Record Date received 0.463895 of a share of Newmark Class A common stock for each share of BGC Class A common stock held as of the Record Date, and 0.463895 of a share of Newmark Class B common stock for each share of BGC Class B common stock held as of the Record Date. No fractional shares of Newmark common stock were distributed in the Spin-Off. Instead, BGC stockholders received cash in lieu of any fraction of a share of Newmark common stock that they otherwise would have received in the Spin-Off.

In the aggregate, BGC Partners distributed 131,886,409 shares of Newmark Class A common stock and 21,285,537 shares of Newmark Class B common stock to BGC’s stockholders in the Spin-Off. These shares of Newmark common stock collectively represented approximately 94% of the total voting power of the outstanding Newmark common stock and approximately 87% of the total economics of the outstanding Newmark common stock in each case as of the Distribution Date.

On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, to distribute pro-rata all of the 1,458,931 exchangeable LPUs of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the BGC Holdings Distribution to its limited partners entitled to receive distributions on their BGC Holdings units who were holders as of the Record Date (including Cantor and executive officers of BGC). The Newmark Holdings units distributed to BGC Holdings partners in the BGC Holdings Distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 449,917 Newmark Holdings units received by Cantor also into shares of Newmark Class B common stock, at the current Exchange Ratio of 0.9400 shares of Newmark common stock per Newmark Holdings unit (subject to adjustment).

Following the Spin-Off and the BGC Holdings Distribution, BGC ceased to be a controlling stockholder of Newmark, and BGC and its subsidiaries no longer held any shares of Newmark common stock or other equity interests in Newmark or its subsidiaries. Therefore, the Company no longer consolidates Newmark with its financial results subsequent to the Spin-Off. Cantor continues to control Newmark and its subsidiaries following the Spin-Off and the BGC Holdings Distribution.

Basis of Presentation

The Company’s consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC and in conformity with U.S. GAAP. The Company’s consolidated financial statements include the Company’s accounts and all subsidiaries in which the Company has a controlling interest. Intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

Effective with the three months ended March 31, 2019, the Company changed the line item formerly known as “Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock” to “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the Company’s consolidated statements of operations and consolidated statements of cash flows. The change resulted in the reclassification of amortization charges related to equity-based awards such as REUs and RSUs from “Compensation and employee benefits” to “Equity-based compensation and allocations of net income to limited partnership units and FPUs”. This change in presentation had no impact on the Company’s “Total compensation and employee benefits” nor “Total expenses”.

“Equity-based compensation and allocations of net income to limited partnership units and FPUs” reflect the following items related to cash and equity-based compensation:

•

Charges with respect to the grant of shares of common stock or LPUs with capital accounts, such as HDUs, including in connection with the redemption of non-exchangeable LPUs, including PSUs, as well as the cash paid in the settlement of the related Preferred Units to pay withholding taxes owed by the unit holder upon such grant.

•

Charges with respect to the grant of exchangeability, such as the right of holders of LPUs with no capital accounts, such as PSUs, to exchange the units into shares of common stock, or into partnership units with capital accounts, such as HDUs, as well as the cash paid in the settlement of the related Preferred Units to pay the withholding taxes owed by the unit holder upon such exchange.

•	Charges related to the amortization of RSUs and LPUs, including REUs.
•	Allocations of net income to LPUs and FPUs, including the Preferred Distribution.

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

The Company has determined that the Spin-Off met the criteria for reporting the financial results of Newmark as discontinued operations within BGC’s consolidated results for all periods through the Distribution Date. Newmark’s results are presented in “Consolidated net income (loss) from discontinued operations, net of tax” and the related noncontrolling interest in Newmark and its subsidiaries is presented in “Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries” in the Company’s consolidated statements of operations for the years ended December 31, 2018 and 2017. Unless otherwise noted, discussion within these Notes to the Consolidated Financial Statements relates to the Company’s continuing operations. See Note 27—“Discontinued Operations” for more information.

Additionally, the consolidated statements of comprehensive income (loss) and consolidated statements of cash flows have been adjusted to reflect Newmark as discontinued operations for all periods through the Distribution Date.

Prior to the Spin-Off, the Company’s operations consisted of two reporting segments, Financial Services and Real Estate Services. As a result of the Spin-Off, the Company operates its businesses in one reportable segment.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which relates to how an entity recognizes the revenue it expects to be entitled to for the transfer of promised goods and services to customers. The ASU replaced certain previously existing revenue recognition guidance. The FASB has subsequently issued several additional amendments to the standard, including ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance on principal versus agent analysis based on the notion of control and affects recognition of revenue on a gross or net basis. The Company adopted the new revenue recognition guidance on its required effective date of January 1, 2018 using the modified retrospective transition approach applied to contracts that were not completed as of the adoption date. Accordingly, the new revenue standard is applied prospectively in the Company’s financial statements from January 1, 2018 onward and reported financial information for historical comparable periods is not revised and continues to be reported under the accounting standards in effect during those historical periods. The new revenue recognition guidance does not apply to revenues associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, and as a result, it did not have a material impact on the elements of the Company’s consolidated statements of operations most closely associated with financial instruments such as revenues from Principal transactions. As a result, the adoption of the new revenue recognition guidance as of January 1, 2018 did not have a material impact on the Company’s consolidated financial statements. Further, the adoption of the new guidance on principal versus agent considerations impacted the Company’s presentation of revenues versus expenses incurred on behalf of customers for certain commissions contracts. The Company concluded that it controls the services provided by a third party on behalf of the customers and, therefore, acts as a principal under those contracts. Accordingly, upon adoption on January 1, 2018 and going forward, for these commission-related contracts the Company began to present expenses incurred on behalf of its customers along with a corresponding reimbursement revenue on a gross basis in its consolidated statements of operations, with no impact to Net income (loss) available to common stockholders. See Note 24—“Revenue from Contracts with Customers” for additional information.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires lessees to recognize an ROU asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. Accounting guidance for lessors is mostly unchanged. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other issues. In addition, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provided an additional (and optional) transition method to adopt the new leases standard. Under the new transition method, a reporting entity would initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption; continue to report comparative periods presented in the financial statements in the period of adoption in accordance with legacy U.S. GAAP (i.e., ASC 840, Leases); and provide the required disclosures under ASC 840 for all periods presented under legacy U.S. GAAP. Further, ASU 2018-11 contains a practical expedient that allows lessors to avoid separating lease and associated non-lease components within a contract if certain criteria are met. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors, to clarify guidance for lessors on sales taxes and other similar taxes collected from lessees, certain lessor costs and recognition of variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842), Codification Improvements, to clarify certain application and transitional disclosure aspects of the new leases standard. The amendments address determination of the fair value of the underlying asset by lessors that are not manufacturers or dealers and clarify interim period transition disclosure requirements, among other issues. The guidance in ASUs 2016-02, 2018-10, 2018-11 and 2018-20 was effective beginning January 1, 2019, with early adoption permitted; whereas the guidance in ASU 2019-01 is effective beginning January 1, 2020, with early adoption permitted. The Company adopted the abovementioned standards on January 1, 2019 using the effective date as the date of initial application. Therefore, pursuant to this transition method financial information was not updated and the disclosures required under the new leases standards were not provided for dates and periods before January 1, 2019. The guidance provides a number of optional practical expedients to be utilized by lessees upon transition. Accordingly, BGC elected the “package of practical expedients,” which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. BGC did not elect the use-of-hindsight or the practical expedient pertaining to land easements, with the latter not being applicable to the Company. The standard also provides practical expedients for an entity’s ongoing accounting as a lessee. BGC elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets and lease liabilities, and this includes not recognizing ROU assets and lease liabilities for existing short-term leases of those assets upon transition. The Company also elected the practical expedient to not separate lease and non-lease components for all of leases other than leases of real estate. As a result upon adoption, acting primarily as a lessee, BGC recognized a $192.4 million ROU asset and a $206.0 million lease liability on its consolidated statements of financial condition for its real estate and equipment operating leases. The adoption of the guidance did not have a material impact on the Company’s consolidated statements of operations, consolidated statements of changes in equity and consolidated statements of cash flows. See Note 25—“Leases” for additional information on the Company’s leasing arrangements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The guidance intends to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. Based on concerns about the sustainability of LIBOR, in 2017, a committee convened by the Federal Reserve Board and the Federal Reserve Bank of New York identified a broad Treasury repurchase agreement (repo) financing rate referred to as the SOFR as its preferred alternative reference rate. The guidance in ASU No. 2018-16 adds the OIS rate based on SOFR as a U.S. benchmark interest rate to facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. The amendments in this ASU were required to be adopted concurrently with the guidance in ASU No. 2017-12. The guidance became effective for the Company on January 1, 2019 and was required to be applied on a prospective and modified retrospective basis. The adoption of this guidance did not have a material impact on BGC’s consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance helps organizations address certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act by providing an option to reclassify these stranded tax effects to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The standard became effective for BGC on January 1, 2019. The guidance was required to be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company adopted the guidance starting on January 1, 2019. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

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

In July 2019, the FASB issued ASU No. 2019-07, Codification Updates to SEC Sections—Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates. The guidance clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with already effective SEC final rules, thereby eliminating redundancies and making the codification easier to apply. This ASU was effective upon issuance, and it did not have a material impact on the Company’s consolidated financial statements and related disclosures.

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, which requires financial assets that are measured at amortized cost to be presented, net of an allowance for credit losses, at the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets, as well as changes to credit losses during the period, are recognized in earnings. For certain purchased financial assets with deterioration in credit quality since origination (“PCD assets”), the initial allowance for expected credit losses will be recorded as an increase to the purchase price. Expected credit losses, including losses on off-balance-sheet exposures such as lending commitments, will be measured based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The new standard will become effective for the Company beginning January 1, 2020, under a modified retrospective approach, and early adoption is permitted. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, to clarify that operating lease receivables accounted for under ASC 842, Leases, are not in the scope of the new credit losses guidance, and, instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The ASU makes changes to the guidance introduced or amended by ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments. See below for the description of the amendments stipulated in ASU No. 2019-04. In addition, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. The amendments in this ASU allow entities, upon adoption of ASU No. 2016-13, to irrevocably elect the fair value option for financial instruments that were previously carried at amortized cost and are eligible for the fair value option under ASC 825-10, Financial Instruments: Overall. In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The amendments in this ASU require entities to include certain expected recoveries of the amortized cost basis previously written off, or expected to be written off, in the allowance for credit losses for PCD assets; provide transition relief related to troubled debt restructurings; allow entities to exclude accrued interest amounts from certain required disclosures; and clarify the requirements for applying the collateral maintenance practical expedient. The amendments in ASUs No. 2018-19, 2019-04, 2019-05 and 2019-11 are required to be adopted concurrently with the guidance in ASU No. 2016-13. The Company adopted the standards on their required effective date beginning January 1, 2020. BGC currently believes the primary effect of adoption will relate to the increase in the allowances for credit losses for Accrued commissions receivable, and Loans, forgivable loans and other receivables from employees and partners; however, the increase is not expected to be material to the Company’s consolidated financial statements. Key implementation efforts have included model testing and validation, development of appropriate internal controls and drafting of new financial statement disclosures required by the standard.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company adopted the standard on its required effective date beginning January 1, 2020, and the new guidance will be applied on a prospective basis. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The guidance is part of the FASB’s disclosure framework project, whose objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements. The ASU eliminates, amends and adds certain disclosure requirements for fair value measurements. The FASB concluded that these changes improve the overall usefulness of the footnote disclosures for financial statement users and reduce costs for preparers. The new standard will become effective for the Company beginning January 1, 2020 and early adoption is permitted for eliminated and modified fair value measurement disclosures. Certain disclosures are required to be applied prospectively and other disclosures need to be adopted retrospectively in the period of adoption. As permitted by the transition guidance in the ASU, the Company early adopted eliminated and modified disclosure requirements as of September 30, 2018. The early adoption of this standard did not materially impact the Company’s consolidated financial statements. See Note 13—“Fair Value of Financial Assets and Liabilities” for additional information. Management adopted the remaining disclosure requirements beginning January 1, 2020, and the adoption of the additional fair value measurement disclosures is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). The guidance on the accounting for implementation, setup, and other upfront costs (collectively referred to as implementation costs) applies to entities that are a customer in a hosting arrangement that is a service contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the guidance in this ASU. The new standard will become effective for the Company beginning January 1, 2020, should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption, and early adoption is permitted. Management adopted the standard on its effective date beginning January 1, 2020. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The guidance was issued in response to stakeholders’ observations that Topic 810, Consolidation, could be improved in the areas of applying the variable interest entity guidance to private companies under common control and in considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The new standard will become effective for the Company beginning January 1, 2020, with early adoption permitted, and must be applied retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. Management adopted the standard on its effective date beginning January 1, 2020. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The ASU amends guidance introduced or amended by ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, and ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments to ASU No. 2016-13 clarify the scope of the credit losses standard and address guidance related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other issues. With respect to amendments to ASU No. 2017-12, the guidance addresses partial-term fair value hedges, fair value hedge basis adjustments, and certain transition requirements, along with other issues. The clarifying guidance pertaining to ASU No. 2016-01 requires an entity to remeasure an equity security without a readily determinable fair value accounted for under the measurement alternative at fair value in accordance with guidance in ASC 820, Fair Value Measurement; specifies that equity securities without a readily determinable fair value denominated in nonfunctional currency must be remeasured at historical exchange rates; and provides fair value measurement disclosure guidance. The codification improvements related to credit losses are required to be adopted concurrently with ASU No. 2016-13 as of January 1, 2020. See above for the expected impact of adoption of the amendments stipulated in ASU No. 2019-04. The hedge accounting standard amendments are effective for the Company as of January 1, 2020, with early adoption permitted, and may be applied either retrospectively or prospectively, with certain exceptions. The amendments related to the recognition and measurement guidance are effective for the Company as of January 1, 2020, with early adoption permitted, and should be applied prospectively for equity securities without readily determinable fair value with the remaining amendments to be applied on a modified-retrospective transition basis by means of a cumulative-effect adjustment to the opening retained earnings balance as of the date an entity adopted all of the amendments in ASU No. 2016-01. Management adopted the hedge accounting standard amendments and recognition and measurement guidance amendments on the required effective date beginning January 1, 2020. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2019, the FASB issued ASU No. 2019-08, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements—Share-Based Consideration Payable to a Customer. The ASU simplifies and increases comparability of accounting for nonemployee share-based payments, specifically those made to customers. Under the new guidance, such awards will be accounted for as a reduction of the transaction price in revenue, but should be measured and classified following the stock compensation guidance in ASC 718, Compensation—Stock Compensation. The new standard became effective for the Company beginning January 1, 2020 and can be applied retrospectively or on a modified retrospective basis through a cumulative-effect adjustment to retained earnings upon adoption. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU is part of the FASB’s simplification initiative; and it is expected to reduce cost and complexity related to accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740, Income Taxes related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The new standard will become effective for the Company beginning January 1, 2021 and, with certain exceptions, will be applied prospectively. Early adoption is permitted. Management is currently evaluating the impact of the new guidance on the Company’s consolidated financial statements.

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

As a result of the Separation, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time who held a BGC Holdings limited partnership interest received a corresponding Newmark Holdings limited partnership interest, determined by the Contribution Ratio, which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2, divided by the Exchange Ratio (which is the ratio by which a Newmark Holdings limited partnership interest can be exchanged for a number of Newmark Class A common stock). Initially, the Exchange Ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the Exchange Ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. The Exchange Ratio as of December 31, 2019 equaled 0.9400.

Founding/Working Partner Units

Founding/Working Partners have a limited partnership interest in BGC Holdings and Newmark Holdings. The Company accounts for FPUs outside of permanent capital, as “Redeemable partnership interest,” in the Company’s consolidated statements of financial condition. This classification is applicable to Founding/Working Partner units because these units are redeemable upon termination of a partner, including a termination of employment, which can be at the option of the partner and not within the control of the issuer.

FPUs are held by limited partners who are employees and generally receive quarterly allocations of net income. Upon termination of employment or otherwise ceasing to provide substantive services, the FPUs are generally redeemed, and the unit holders are no longer entitled to participate in the quarterly allocations of net income. Since these allocations of net income are cash distributed on a quarterly basis and are contingent upon services being provided by the unit holder, they are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the Company’s consolidated statements of operations.

Limited Partnership Units

Certain BGC employees hold LPUs in BGC Holdings and Newmark Holdings (e.g., REUs, RPUs, PSUs, and PSIs). Prior to the Separation, certain employees of both BGC and Newmark received LPUs in BGC Holdings. As a result of the Separation, these employees were distributed LPUs in Newmark Holdings equal to a BGC Holdings LPU multiplied by the Contribution Ratio. Subsequent to the Separation, BGC employees only receive LPUs in BGC Holdings, and Newmark employees only receive LPUs in Newmark Holdings.

Generally, LPUs receive quarterly allocations of net income, which are cash distributed and generally are contingent upon services being provided by the unit holder. As prescribed in U.S. GAAP guidance, prior to the Spin-Off, the quarterly allocations of net income on BGC Holdings LPUs held by all employees and the quarterly allocations of net income on Newmark Holdings LPUs held by BGC employees are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the Company’s consolidated statements of operations. In addition, prior to the Spin-Off, the quarterly allocation of net income on such LPUs in Newmark Holdings held by Newmark employees are reflected as a component of “Consolidated net income (loss) from discontinued operations, net of tax” in the Company’s consolidated statements of operations. Following the Spin-Off, the quarterly allocations of net income on BGC Holdings and Newmark Holdings LPUs held by BGC employees are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the Company’s consolidated statements of operations, and the quarterly allocations of net income on BGC Holdings LPUs held by Newmark employees are reflected as a component of “Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries” in the Company’s consolidated statements of operations. From time to time, the Company also issues BGC LPUs as part of the consideration for acquisitions.

Certain of these LPUs in BGC Holdings and Newmark Holdings, such as REUs, entitle the holders to receive post-termination payments equal to the notional amount of the units in four equal yearly installments after the holder’s termination. These LPUs held by BGC employees are accounted for as post-termination liability awards, and in accordance with U.S. GAAP guidance, the Company records compensation expense for the awards based on the change in value at each reporting date in the Company’s consolidated statements of operations as part of “Equity-based compensation and allocations of net income to limited partnership units and FPUs .”

The Company has also awarded certain Preferred Units. Each quarter, the net profits of BGC Holdings and Newmark Holdings are allocated to such units at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation. These allocations are deducted before the calculation and distribution of the quarterly partnership distribution for the remaining partnership interests and are generally contingent upon services being provided by the unit holder. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution. Preferred Units may not be made exchangeable into common stock and are only entitled to the Preferred Distribution, and accordingly they are not included in the Company’s fully diluted share count. The quarterly allocations of net income on Preferred Units are reflected the same as those of the LPUs described above in the Company’s consolidated statements of operations. After deduction of the Preferred Distribution, the remaining partnership interests generally receive quarterly allocations of net income based on their weighted-average pro rata share of economic ownership of the operating subsidiaries. Preferred Units are granted in connection with the grant of certain LPUs, such as PSUs, that may be granted exchangeability or redeemed in connection with the grant of shares of common stock to cover the withholding taxes owed by the unit holder, rather than issuing the gross amount of shares to employees, subject to cashless withholding of shares to pay applicable withholding taxes.

Cantor Units

Cantor holds limited partnership interests in BGC Holdings. Cantor units are reflected as a component of “Noncontrolling interest in subsidiaries” in the Company’s consolidated statements of financial condition. Cantor receives allocations of net income (loss), which are cash distributed on a quarterly basis and are reflected as a component of “Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries” in the Company’s consolidated statements of operations. In addition, Cantor holds limited partnership interests in Newmark Holdings, which were reflected as a component of “Noncontrolling interest in subsidiaries” in the Company’s consolidated statements of financial condition until the Spin-Off. The allocations of net income (loss) Cantor received for its interests in Newmark Holdings, which was cash distributed on a quarterly basis, were reflected as a component of “Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries” in the Company’s consolidated statements of operations until the Spin-Off of Newmark.

General

Certain of the limited partnership interests, described above, have been granted exchangeability into shares of BGC Class A common stock, and additional limited partnership interests may become exchangeable into shares of BGC and/or Newmark Class A common stock. In addition, certain limited partnership interests have been granted the right to exchange into a partnership unit with a capital account, such as HDUs. HDUs have a stated capital account which is initially based on the closing trading price of Class A common stock at the time the HDU is granted. HDUs participate in quarterly partnership distributions and are generally not exchangeable into shares of Class A common stock. Limited partnership interests held by Cantor in BGC Holdings are generally exchangeable for up to 23.6 million shares of BGC Class B common stock.

Prior to the Separation, BGC Holdings limited partnership interests could become exchangeable for a BGC Class A common stock on a one-for-one basis (subject to adjustment). Following the Separation and prior to the Spin-Off, in order for a partner or Cantor to exchange a limited partnership interest in BGC Holdings or Newmark Holdings into a share of BGC Class A or BGC Class B common stock, such partner or Cantor was required to exchange both one BGC Holdings limited partnership interest and a number of Newmark Holdings limited partnership interests equal to a BGC Holdings limited partnership interest multiplied by the quotient obtained by dividing Newmark Class A and Newmark Class B common stock, Newmark OpCo interests, and Newmark Holdings limited partnership interests held by BGC as of such time by the number of BGC Class A and BGC Class B common stock outstanding as of such time, referred to as the “Distribution Ratio”, divided by the Exchange Ratio. Initially the Distribution Ratio was equivalent to the Contribution Ratio (one divided by 2.2 or 0.4545), and at the time of the Spin-Off, the Distribution Ratio equaled 0.463895. As a result of the change in the Distribution Ratio, certain BGC Holdings limited partnership interests no longer had a corresponding Newmark Holdings limited partnership interest. The exchangeability of these BGC Holdings limited partnership interests along with any new BGC Holdings limited partnership interests issued after the Separation (together referred to as “standalone”) into BGC Class A or BGC Class B common stock was contingent upon the Spin-Off. Following the Spin-Off, a partner or Cantor is no longer required to have paired BGC Holdings and Newmark Holdings limited partnership interests to exchange into BGC Class A or BGC Class B common stock. Subsequent to the Spin-Off, limited partnership interests in BGC Holdings held by a partner or Cantor may become exchangeable for BGC Class A or BGC Class B common stock on a one-for-one basis, and limited partnership interests in Newmark Holdings held by a partner or Cantor may become exchangeable for a number of shares of Newmark Class A or Newmark Class B common stock equal to the number of limited partnership interests multiplied by the then Exchange Ratio. Therefore, these standalone BGC limited partnership interests, which were previously excluded from the Company’s fully diluted number of shares and units outstanding, are now included in the Company’s fully diluted number of shares and units outstanding if dilutive. Because limited partnership interests are included in the Company’s fully diluted share count, if dilutive, any exchange of limited partnership interests into shares of BGC Class A or BGC Class B common stock would not impact the fully diluted number of shares and units outstanding. Because these limited partnership interests generally receive quarterly allocations of net income, such exchange would have no significant impact on the cash flows or equity of the Company.

Each quarter, net income (loss) is allocated between the limited partnership interests and the Company’s common stockholders. In quarterly periods in which the Company has a net loss, the loss allocation for FPUs, LPUs and Cantor units in BGC Holdings is allocated to Cantor and reflected as a component of “Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries” in the Company’s consolidated statements of operations. In subsequent quarters in which the Company has net income, the initial allocation of income to the limited partnership interests in BGC Holdings is to Cantor and is recorded as “Net income (loss) from continuing operations attributable to noncontrolling interests in subsidiaries,” to recover any losses taken in earlier quarters, with the remaining income allocated to the limited partnership interests. This income (loss) allocation process has no impact on the net income (loss) allocated to common stockholders. In addition, in quarterly periods in which Newmark has a net loss, the loss allocation for FPUs, LPUs and Cantor units in Newmark Holdings is allocated to Cantor. In subsequent quarters in which Newmark has net income, the initial allocation of income to limited partnership interests in Newmark Holdings is allocated to Cantor to recover any losses taken in earlier quarters, with the remaining income allocated to the limited partnership interests. These income (loss) allocations to Cantor by Newmark have no impact to BGC’s consolidated statements of operations following the Spin-Off.
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

Revenue Recognition:

BGC derives its revenues primarily through commissions from brokerage services, the spread between the buy and sell prices on matched principal transactions, fees from related parties, data, software and post-trade services, and other revenues.

The accounting policies described below were updated pursuant to the adoption of the U.S. GAAP standard on Revenue from Contracts with Customers and related amendments on January 1, 2018. These revenue recognition policy updates have been applied prospectively in the Company’s consolidated financial statements from January 1, 2018 onward. Financial information for the year ended December 31, 2017 was not revised and continues to be reported under the accounting standards in effect during that historical period (see Note 24—“Revenue for Contracts with Customers”).

Commissions:

The Company derives its commission revenues from securities, commodities and insurance-related transactions, whereby the Company connects buyers and sellers in the OTC and exchange markets and assists in the negotiation of the price and other material terms. These transactions result from the provision of service related to executing, settling and clearing transactions for customers. Trade execution and clearing services, when provided together, represent a single performance obligation as the services are not separately identifiable in the context of the contract. Commission revenues are recognized at a point in time on the trade-date, when the customer obtains control of the service and can direct the use of, and obtain substantially all of the remaining benefits from the asset. The Company records a receivable between the trade-date and settlement date, when payment is received.

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

Data, Software and Post-trade:

Data revenues primarily consist of subscription fees and fees from customized one-time sales provided to customers either directly or through third-party vendors. Regarding this revenue stream, the Company determined that software implementation, license usage, and related support services represent a single-performance obligation because the combination of these deliverables is necessary for the customer to derive benefit from the data. As such, once implementation is complete, monthly subscription fees are billed in advance and recognized on a straight-line basis over the life of the license period.

The Company also provides software customization services contracted through work orders that each represent a separate performance obligation. Revenue is recognized over time using an output method as a measure of progress. As circumstances change over time, the Company updates its measure of progress to reflect any changes in the outcome of the performance obligation. Such updates are accounted for as a change in accounting estimate. As a practical expedient, when the work-order period is less than 12 months, the Company recognizes revenue upon acceptance from the customer after work is completed. The contract price is fixed and billed to the customer as combination of an upfront fee, progress fees, and a post-delivery fee.

Other Revenues:

Other revenues are earned from various sources, including litigation settlements and insurance recoveries.

Other Income (Losses), Net:

Gain (Loss) on Divestiture and Sale of Investments:

Gain (loss) on divestiture and sale of investments is comprised of gains or losses recorded in connection with the divestiture of certain businesses or sale of investments (see Note 5—“Divestitures”).

Gains (Losses) on Equity Method Investments:

Gains (losses) on equity method investments represent the Company’s pro-rata share of the net gains or losses on investments over which the Company has significant influence but which it does not control.

Other Income (Loss):

Other income (loss) is primarily comprised of gains or losses associated with the movements related to the changes in fair value and/or hedges on marketable equity securities and investments carried under the measurement alternative (see Note 10—“Marketable Securities” and Note 15—“Investments”).

Segments:

Prior to the Spin-Off, the Company’s operations consisted of two reportable segments, Financial Services and Real Estate Services. As a result of the Spin-Off, the Company has one reportable segment (see Note 23—“Segment, Geographic and Product Information”).

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

Cash Segregated Under Regulatory Requirements:

Cash segregated under regulatory requirements represents funds received in connection with customer activities that the Company is obligated to segregate or set aside to comply with regulations mandated by authorities such as the SEC and FINRA in the U.S. and the FCA in the U.K. that have been promulgated to protect customer assets.

In addition, BGC premiums collected from insureds but not yet remitted to insurance companies and claims collected from insurance companies but not yet remitted to insureds are recorded as “Cash segregated under regulatory requirements”, and the corresponding liability is recorded as “Accounts payable, accrued and other liabilities” in the Company’s consolidated statements of financial condition.

Securities Owned:

Securities owned primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Securities owned are classified as trading and marked-to-market daily based on current listed market prices (or, when applicable, broker or dealer quotes), with the resulting gains and losses included in operating income in the current period. Unrealized and realized gains and losses from securities owned are included as part of “Principal transactions” in the Company’s consolidated statements of operations.

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

Cash Instruments – Cash instruments are generally classified within Level 1 or Level 2. The types of instruments generally classified within Level 1 include most U.S. government securities, certain sovereign government obligations, and actively traded listed equities. The Company does not adjust the quoted price for such instruments. The types of instruments generally classified within Level 2 include agency securities, most investment-grade and high-yield corporate bonds, certain sovereign government obligations, money market securities, and less liquid listed equities, and state, municipal and provincial obligations.

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

See Note 13— “Fair Value of Financial Assets and Liabilities” for more information on the fair value of financial assets and liabilities.

Marketable Securities:

Marketable securities comprise equity securities with readily determinable fair value. These securities are held for investment purposes and accounted for in accordance with the U.S. GAAP guidance, Investments—Debt and Equity Securities. Effective January 1, 2018, in accordance with the guidance on recognition and measurement of equity investments, the Company carries its marketable equity securities at fair value and recognizes any changes in fair value currently within “Other income (loss)” in the Company’s consolidated statements of operations. Prior to January 1, 2018, certain of the Company’s equity securities were classified as available-for-sale and accordingly reported at fair value, with the unrealized gains and losses on the marketable equity securities classified as available-for-sale included as part of “Accumulated other comprehensive income (loss)” in the Company’s consolidated statements of financial condition. When the fair value of an available-for-sale equity security was lower than its cost, the Company evaluated the security to determine whether the impairment was considered other-than-temporary. If the impairment was considered other-than-temporary, the Company would recognize an impairment charge in the Company’s consolidated statements of operations. In addition, prior to January 1, 2018, certain marketable equity securities were classified as trading securities and accordingly measured at fair value with any changes in fair value recognized currently in earnings and included in “Other income (loss)” in the Company’s consolidated statements of operations. See Note 10—“Marketable Securities” for additional information.

Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers:

Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent principal transactions for which the stated settlement dates have not yet been reached and principal transactions which have not settled as of their stated settlement dates, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, and spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges. Also included are amounts related to open derivative contracts, which are generally executed on behalf of the Company’s customers. A portion of the unsettled principal transactions and open derivative contracts that constitute receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers are with related parties (see Note 14—“Related Party Transactions” for more information regarding these receivables and payables).

Accrued Commissions and Other Receivables, Net:

The Company has accrued commissions receivable from securities and commodities transactions. Accrued commissions receivable are presented net of allowance for doubtful accounts of approximately $10.5 million and $8.7 million as of December 31, 2019 and 2018, respectively. The allowance is based on management’s estimate and reviewed periodically based on the facts and circumstances of each outstanding receivable.

In the Company’s capacity as insurance agent and broker, BGC collects premiums from insureds and, after deducting its commission, remits the premiums to the respective insurers. BGC also collects claims or refunds from insurers on behalf of insureds. Uncollected premiums from insureds and uncollected claims or refunds from insurers are recorded as “Accrued commissions and other receivables, net”, and the corresponding unremitted insurance premiums and claims held in a fiduciary capacity are recorded as “Accounts payable, accrued and other liabilities” in the Company’s consolidated statements of financial condition.

Loans, Forgivable Loans, and Other Receivables from Employees and Partners, Net:

The Company has entered into various agreements with certain of its employees and partners whereby these individuals receive loans which may be either wholly or in part repaid from the distribution earnings that the individual receives on some or all of their LPUs or may be forgiven over a period of time. The forgivable portion of these loans is recognized as compensation expense over the life of the loan. From time to time, the Company may also enter into agreements with employees and partners to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements. The Company reviews the loan balances each reporting period for collectability. If the Company determines that the collectability of a portion of the loan balances is not expected, the Company recognizes a reserve against the loan balances which is recognized as compensation expense.

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

Effective January 1, 2018, in accordance with the guidance on recognition and measurement of equity investments, the Company has elected to use a measurement alternative for its equity investments without a readily determinable fair value, pursuant to which these investments are initially recognized at cost and remeasured through earnings when there is an observable transaction involving the same or similar investment of the same issuer, or due to an impairment. See Note 13—“Fair Value of Financial Assets and Liabilities” and Note 15—“Investments” for additional information. Prior to January 1, 2018, these investments were accounted for using the cost method in accordance with U.S. GAAP guidance, Investments—Other, because the Company did not have an ability to exercise significant influence over the operating and financial policies of an investee and did not have a controlling financial interest in the entity.

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

Leases:

The Company enters into leasing arrangements in the ordinary course of business as a lessee of office space, data centers and office equipment.

The accounting policies described below were updated pursuant to the adoption of the new U.S. GAAP standard on Leases and related amendments on January 1, 2019. These policy updates have been applied using the modified retrospective approach in the Company’s consolidated financial statements from January 1, 2019 onward. Financial information for the historical comparable periods was not revised and continues to be reported under the previous accounting guidance on leases in effect during those historical periods.

BGC determines whether an arrangement is a lease at inception. ROU lease assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent BGC’s obligation to make lease payments arising from the lease. Other than for leases with an initial term of twelve months or less, operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. Lease expense pertaining to operating leases is recognized on a straight-line basis over the lease term. Refer to Note 25—“Leases” for additional information.

Goodwill and Other Intangible Assets, Net:

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. As prescribed in the U.S. GAAP guidance, Intangibles—Goodwill and Other, goodwill and other indefinite-lived intangible assets are not amortized, but instead are periodically tested for impairment. The Company reviews goodwill and other indefinite-lived intangible assets for impairment on an annual basis during the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount. When reviewing goodwill for impairment, BGC first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company performed impairment evaluations for the years ended December 31, 2019, 2018 and 2017 and concluded that there was no impairment of its goodwill during any of these periods. There was no impairment charge recognized for the Company’s indefinite-lived intangible assets other than goodwill for the years ended December 31, 2019, 2018 and 2017.

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

Income Taxes:

The Company accounts for income taxes using the asset and liability method as prescribed in the U.S. GAAP guidance, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Certain of the Company’s entities are taxed as U.S. partnerships and are subject to the UBT in New York City. Therefore, the tax liability or benefit related to the partnership income or loss except for UBT rests with the partners (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for a discussion of partnership interests), rather than the partnership entity. As such, the partners’ tax liability or benefit is not reflected in the Company’s consolidated financial statements. The tax-related assets, liabilities, provisions or benefits included in the Company’s consolidated financial statements also reflect the results of the entities that are taxed as corporations, either in the U.S. or in foreign jurisdictions. The Company provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes interest and penalties related to income tax matters in “Provision (benefit) for income taxes” in the Company’s consolidated statements of operations.

The Company files income tax returns in the United States federal jurisdiction and various states, local and foreign jurisdictions. The Company is currently open to examination by tax authorities in United States federal, state and local jurisdictions and certain non-U.S. jurisdictions for tax years beginning 2008, 2009 and 2012, respectively.

On December 22, 2017, the Tax Act was signed into law in the U.S. During 2018, the Treasury and the IRS released proposed regulations associated with certain provisions of the Tax Act to provide taxpayers with additional guidance. The Tax Act is expected to have a favorable impact on the Company’s ETR and net income as reported under U.S. GAAP in 2018 and subsequent reporting periods to which the Tax Act is effective due to the reduction in the Federal income tax rate from 35% to 21%. The impact of the Tax Act may differ from our estimate for the provision for income taxes, possibly materially, due to, among other things, changes in interpretations, additional guidance that may be issued, unexpected negative changes in business and market conditions that could reduce certain tax benefits, and actions taken by the Company as a result of the Tax Act.

The Tax Act includes the GILTI provision, which requires inclusion in the Company’s U.S. income tax return the earnings of certain foreign subsidiaries. The Company has finalized its accounting policy and has elected to treat taxes associated with the GILTI provision using the Period Cost Method and thus has not recorded deferred taxes for basis differences under this regime.

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

Restricted Stock Units:

RSUs held by certain employees of the Company are accounted for as equity awards, and in accordance with U.S. GAAP, the Company is required to record an expense for the portion of the RSUs that is ultimately expected to vest. The grant-date fair value of RSUs is amortized to expense ratably over the awards’ expected vesting periods. The non-cash equity-based amortization expense is reflected as a component of “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the Company’s consolidated statements of operations.

Restricted Stock:

Restricted stock provided to certain employees by the Company is accounted for as an equity award, and as per the U.S. GAAP guidance, the Company is required to record an expense for the portion of the restricted stock that is ultimately expected to vest. The Company has granted restricted stock that is fully vested and not subject to continued employment or service with the Company or any affiliate or subsidiary of the Company; however, transferability is subject to compliance with BGC Partners’ and its affiliates’ customary noncompete obligations. Such shares of restricted stock are generally saleable by partners in five to ten years. Because the restricted stock is not subject to continued employment or service, the grant-date fair value of the restricted stock is expensed on the date of grant. The non-cash equity-based expense is reflected as a component of “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the Company’s consolidated statements of operations.

Limited Partnership Units:

LPUs in BGC Holdings and Newmark Holdings generally are held by employees of both BGC and Newmark and receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. Following the Spin-Off, the quarterly allocations of net income on BGC Holdings and Newmark Holdings LPUs held by BGC employees are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs,” and the quarterly allocations of net income on BGC Holdings LPUs held by Newmark employees are reflected as a component of “Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries” in the Company’s consolidated statements of operations.

Certain of these LPUs in BGC Holdings and Newmark Holdings, such as REUs, entitle the holders to receive post-termination payments equal to the notional amount in four equal yearly installments after the holder’s termination. These limited partnership units held by BGC employees are accounted for as post-termination liability awards under the U.S. GAAP guidance, which requires that the Company record an expense for such awards based on the change in value at each reporting period and include the expense in the Company’s consolidated statements of operations as part of “Equity-based compensation and allocations of net income to limited partnership units and FPUs.” The liability for these limited partnership units held by BGC employees with a post-termination payout amount is included in “Accrued compensation” on the Company’s consolidated statements of financial condition.

Following the Spin-Off, certain limited partnership units in BGC Holdings are granted exchangeability into BGC Class A common stock on a one-for-one basis (subject to adjustment), and certain limited partnership units in Newmark Holdings are granted exchangeability into Newmark Class A common stock based on the exchange ratio at the time. At the time exchangeability is granted for BGC employees, the Company recognizes an expense based on the fair value of the award on that date, which is included in “Allocations of net income and grants of exchangeability to limited partnership units and FPUs and issuance of common stock” in the Company’s consolidated statements of operations.

In addition, Preferred Units are granted in connection with the grant of certain LPUs, such as PSUs, that may be granted exchangeability or redeemed in connection with the grant of shares of common stock to cover the withholding taxes owed by the unit holder, rather than issuing the gross amount of shares to employees, subject to cashless withholding of shares to pay applicable withholding taxes. Each quarter, the net profits of BGC Holdings and Newmark Holdings are allocated to Preferred Units at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation (the “Preferred Distribution”). These allocations are deducted before the calculation and distribution of the quarterly partnership distribution for the remaining partnership interests and are generally contingent upon services being provided by the unit holder. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution. Preferred Units may not be made exchangeable into common stock and are only entitled to the Preferred Distribution, and accordingly they are not included in the fully diluted share count. The quarterly allocations of net income on Preferred Units are reflected the same as those of the LPUs described above in the Company’s consolidated statements of operations. After deduction of the Preferred Distribution, the remaining partnership interests generally receive quarterly allocations of net income based on their weighted-average pro-rata share of economic ownership of the operating subsidiaries.

For additional information, see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings.”

Redeemable Partnership Interest:

Redeemable partnership interest represents limited partnership interests in BGC Holdings held by Founding/Working Partners. See Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for additional information related to the FPUs.

Contingent Class A Common Stock:

In connection with certain acquisitions, the Company committed to issue shares of the Company’s Class A common stock upon the achievement of certain performance targets. The contingent shares met the criteria for liability classification, are measured at fair value on a recurring basis and presented in “Accounts payable, accrued and other liabilities” in the Company’s consolidated statements of financial condition. Realized and unrealized gains (losses) resulting from changes in fair value are reported in “Other income” in the Company’s consolidated statements of operations.

Noncontrolling Interest in Subsidiaries:

Noncontrolling interest in subsidiaries represents equity interests in consolidated subsidiaries that are not attributable to the Company, such as Cantor units and the noncontrolling interest holders’ proportionate share of the profit or loss associated with joint ownership of the Company’s administrative services company in the U.K. (Tower Bridge).

In addition, prior to the Spin-Off, the Company’s noncontrolling interest in subsidiaries included equity interests in Newmark and its consolidated subsidiaries that were not attributable to BGC, such as Cantor’s limited partnership interest in Newmark Holdings, the noncontrolling interest holders’ proportionate share of the profit or loss associated with Newmark’s affiliate entities, the portion of Newmark owned by the public, and the EPUs issued by Newmark OpCo in the Newmark OpCo Preferred Investment.

Foreign Currency Transactions and Translation:

Assets and liabilities denominated in nonfunctional currencies are converted at rates of exchange prevailing on the date of the Company’s consolidated statements of financial condition, and revenues and expenses are converted at average rates of exchange for the period. Gains and losses on remeasurement of foreign currency transactions denominated in nonfunctional currencies are recognized within “Other expenses” in the Company’s consolidated statements of operations. Gains and losses on translation of the financial statements of non-U.S. operations into U.S. dollar reporting currency of the Company are presented as foreign currency translation adjustments within “Other comprehensive income (loss), net of tax” in the Company’s consolidated statements of comprehensive income and as part of “Accumulated other comprehensive income (loss)” in the Company’s consolidated statements of financial condition.

Derivative Financial Instruments:

Derivative contracts are instruments, such as futures, forwards, options or swaps contracts, that derive their value from underlying assets, indices, reference rates or a combination of these factors. Derivative instruments may be listed and traded on an exchange, or they may be privately negotiated contracts, which are often referred to as OTC derivatives. Derivatives may involve future commitments to purchase or sell financial instruments or commodities, or to exchange currency or interest payment streams. The amounts exchanged are based on the specific terms of the contract with reference to specified rates, securities, commodities, currencies or indices.

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

Ed Broking

On January 31, 2019, the Company completed the acquisition of Ed Broking, an independent Lloyd's of London insurance broker with a number of insurance products, including accident and health, aerospace, cargo, energy, financial and political risks, marine, professional and executive risk, property and casualty, specialty and reinsurance.

Other Acquisitions

During the years ended December 31, 2019 and 2018, the Company completed several smaller acquisitions. The aggregate consideration paid for these acquisitions was not material to the Company’s consolidated financial statements.

Total Consideration

The total consideration for all acquisitions during the year ended December 31, 2019 was approximately $102.7 million in total fair value comprise cash, restricted shares of BGC Class A common stock, and RSUs. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of approximately $48.7 million. The goodwill figure includes measurement period adjustments of approximately $7.1 million recorded during the year ended December 31, 2019.

The total consideration for acquisitions during the year ended December 31, 2018 was approximately $94.2 million in total fair value, comprise cash and RSUs, of which $18.0 million may be issued contingent on certain targets being met through 2022. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of approximately $39.7 million.

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

During the year ended December 31, 2019, the Company completed the sale of CSC, which was part of its energy and commodities businesses. As a result of this sale, the Company recognized a $18.4 million gain, which is included in “Gain (loss) on divestiture and sale of investments” in the Company’s consolidated statements of operations. The Company had no gains or losses from divestitures or sale of investments during the years ended December 31, 2018 and 2017.

6.	Earnings Per Share

U.S. GAAP guidance establishes standards for computing and presenting EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding and contingent shares for which all necessary conditions have been satisfied except for the passage of time. Net income (loss) is allocated to the Company’s outstanding common stock, FPUs, LPUs and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings”). In addition, the EPUs issued by Newmark OpCo are entitled to a preferred payable-in-kind dividend which are recorded as accretion to the carrying amount of the EPUs and is a reduction to “Net income (loss) available to common stockholders” for the calculation of the Company’s “Basic earnings (loss) per share” and “Fully diluted earnings (loss) per share from discontinued operations.”

Basic Earnings Per Share:

The following is the calculation of the Company’s basic EPS from continuing and discontinued operations (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Basic earnings (loss) per share:
Net income (loss) from continuing operations available to common stockholders	$55,707	$73,704	$(124,803)
Net income (loss) from discontinued operations available to common stockholders¹	—	120,438	176,278
Net income (loss) available to common stockholders	$55,707	$194,142	$51,475
Basic weighted-average shares of common stock outstanding	344,332	322,141	287,378

Continuing operations	$0.16	$0.23	$(0.43)
Discontinued operations	—	0.37	0.61
Basic earnings (loss) per share	$0.16	$0.60	$0.18

[1]	In accordance with ASC 260, includes a reduction for dividends on preferred stock or units.

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

Continuing Operations

The following is the calculation of the Company’s fully diluted EPS from continuing operations (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Fully diluted earnings (loss) per share:
Net income (loss) from continuing operations available to common stockholders	$55,707	$73,704	$(124,803)
Allocations of net income (loss) to limited partnership interests, net of tax	27,824	—	—
Net income (loss) for fully diluted shares	$83,531	$73,704	$(124,803)
Weighted-average shares:
Common stock outstanding	344,332	322,141	287,378
Partnership units¹	178,813	—	—
RSUs (Treasury stock method)	38	368	—
Other	1,367	1,335	—
Fully diluted weighted-average shares of common stock outstanding	524,550	323,844	287,378
Fully diluted earnings (loss) per share from continuing operations	$0.16	$0.23	$(0.43)

[1]	Partnership units collectively include FPUs, LPUs, and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for more information).

For the years ended December 31, 2019, 2018 and 2017, respectively, approximately 0.9 million, 163.0 million and 167.0 million of potentially dilutive securities were excluded from the computation of fully diluted EPS from continuing operations because their effect would have been anti-dilutive. Anti-dilutive securities for the year ended December 31, 2019, were RSUs. Anti-dilutive securities for the year ended December 31, 2018 included 162.8 million limited partnership interests and 0.2 million RSUs. Anti-dilutive securities for the year ended December 31, 2017 included 165.0 million limited partnership interests and 2.0 million RSUs.

Discontinued Operations

The following is the calculation of the Company’s fully diluted EPS from discontinued operations (in thousands, except per share data):

	Year Ended December 31,
	2018	2017
Fully diluted earnings (loss) per share:
Net income (loss) from discontinued operations available to common stockholders	$120,438	$176,278
Allocations of net income (loss) to limited partnership interests, net of tax	—	—
Net income (loss) for fully diluted shares	$120,438	$176,278
Weighted-average shares:
Common stock outstanding	322,141	287,378
Partnership units¹	—	—
RSUs (Treasury stock method)	368	—
Other	1,335	—
Fully diluted weighted-average shares of common stock outstanding	323,844	287,378
Fully diluted earnings (loss) per share from discontinued operations	$0.37	$0.61

[1]

Partnership units collectively include Founding/Working Partner Units, limited partnership units, and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for more information).

For the years ended December 31, 2018 and 2017, respectively, approximately 163.0 million and 167.0 million of potentially dilutive securities were excluded from the computation of fully diluted EPS from Discontinued Operations. Anti-dilutive securities for the year ended December 31, 2018 included 162.8 million limited partnership interests and 0.2 million RSUs. Anti-dilutive securities for the year ended December 31, 2017 included 165.0 million limited partnership interests and 2.0 million RSUs.

For the year ended year ended December 31, 2019, there were no standalone BGC Holdings partnership units excluded from the fully diluted EPS weighted average computation from continuing and discontinued operations. For the year ended December 31, 2018, there were approximately 15.6 million of standalone BGC Holdings partnership units excluded from the fully diluted EPS weighted average computation from continuing and discontinued operations, because the conversion into Class A common stock was contingent on the Spin-Off (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for further information on standalone BGC Holdings partnership units). Additionally, as of December 31, 2019, 2018 and 2017, respectively, approximately 15.8 million, 1.5 million and 1.1 million shares of contingent Class A common stock and limited partnership units were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the respective periods.

7.	Stock Transactions and Unit Redemptions

Class A Common Stock

Changes in shares of the Company’s Class A common stock outstanding for the years ended December 31, 2019 and 2018 were as follows (in thousands):

	Year Ended December 31,
	2019	2018
Shares outstanding at beginning of period	291,475	256,968
Share issuances:
Redemption/exchanges of limited partnership interests¹	15,008	18,288
Issuance of Class A common stock for general corporate purposes	—	24,924
Deferred stock awards	—	979
Vesting of restricted stock units (RSUs)	435	528
Acquisitions	1,039	1,744
Other issuances of Class A common stock	213	101
Exchange from Class A to Class B common stock	—	(11,036)
Treasury stock repurchases	(233)	(789)
Forfeitures of restricted Class A common stock	(22)	(232)
Shares outstanding at end of period	307,915	291,475

[1]

Included in redemption/exchanges of limited partnership interests for the year ended December 31, 2019, are 10.1 million shares of BGC Class A common stock granted in connection with the cancellation of 11.5 million LPUs. Included in redemption/exchanges of limited partnership interests for the year ended December 31, 2018, are 6.8 million shares of BGC Class A common stock granted in connection with the cancellation of 7.6 million LPUs. Because LPUs are included in the Company’s fully diluted share count, if dilutive, redemption/exchange in connection with the issuance of Class A common shares would not impact the fully diluted number of shares and units outstanding.

Class B Common Stock

Exchange of BGC Class A Common Stock for BGC Class B Common Stock

On November 23, 2018, pursuant to the Class B Issuance, BGC issued 10,323,366 shares of BGC Class B common stock to Cantor and 712,907 shares of BGC Class B common stock to CFGM, an affiliate of Cantor, in each case in exchange for shares of BGC Class A common stock from Cantor and CFGM, respectively, on a one-to-one basis pursuant to Cantor’s and CFGM’s right to exchange such shares under the Exchange Agreement. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC by Cantor or CFGM for the Class B Issuance. The Class B Issuance was exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

The Company did not issue any shares of BGC Class B common stock during the year ended December 31, 2019. As of December 31, 2019 and 2018, there were 45,884,380 shares, respectively, of BGC Class B common stock outstanding.

CEO Program

In November 2014, the Company entered into the November 2014 Sales Agreement, pursuant to which the Company offered and sold up to an aggregate of 20 million shares of BGC Class A common stock. Shares of the Company’s Class A common stock sold under its CEO Program sales agreements are used for redemptions and exchanges of limited partnership interests in BGC Holdings as well as for general corporate purposes. Under this Agreement, the Company agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. As of December 31, 2017, the Company had sold all 20 million shares of BGC Class A common stock under the November 2014 Sales Agreement.

On April 12, 2017, the Company entered into the April 2017 Sales Agreement. Shares of BGC Class A common stock sold under this Agreement were used for redemptions of limited partnership interests in BGC Holdings and Newmark Holdings, as well as for general corporate purposes. Under this Agreement, the Company and Cantor have agreed to the same terms stated above. As of March 31, 2018, the Company had sold all 20 million shares of BGC Class A common stock under the April 2017 Sales Agreement.

On March 9, 2018, the Company entered into the March 2018 Sales Agreement, pursuant to which the Company may offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock. Proceeds from shares of BGC Class A common stock sold under this Agreement may be used for redemptions of limited partnership interests in BGC Holdings and Newmark Holdings (for the period following the Newmark IPO and prior to the Spin-Off), as well as for general corporate purposes, including acquisitions and the repayment of debt. Under this Agreement, the Company and Cantor have agreed to the same terms as stated above. As of December 31, 2019, the Company had sold 17,401,431 shares of BGC Class A common stock (or $209.8 million) under the March 2018 Sales Agreement. For additional information on the Company’s CEO Program sales agreements, see Note 14—“Related Party Transactions.”

Unit Redemptions and Share Repurchase Program

The Company’s Board and Audit Committee have authorized repurchases of BGC Class A common stock and redemptions of limited partnership interests or other equity interests in the Company’s subsidiaries. On August 1, 2018, the Company’s Board and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $300.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of December 31, 2019, the Company had $256.7 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units.

The table below represents the units redeemed and/or shares repurchased for cash and does not include units redeemed/cancelled in connection with the grant of shares of BGC Class A common stock nor the limited partnership interests exchanged for shares of BGC Class A common stock. The gross unit redemptions and share repurchases of BGC Class A common stock during the year ended December 31, 2019 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted- Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Program
Redemptions[1]
January 1, 2019—March 31, 2019	1,203	$6.00
April 1, 2019—June 30, 2019	97	5.45
July 1, 2019—September 30, 2019	73	5.24
October 1, 2019—December 31, 2019	35	5.57
Total Redemptions	1,408	$5.91
Repurchases[2]
January 1, 2019—March 31, 2019	233	$5.30
April 1, 2019—June 30, 2019	—	—
July 1, 2019—September 30, 2019	—	—
October 1, 2019—December 31, 2019	—	—
Total Repurchases	233	$5.30
Total Redemptions and Repurchases	1,641	$5.82	$256,691

[3]

During the year ended December 31, 2019, the Company redeemed 1.4 million LPUs at an aggregate redemption price of $8.0 million for a weighted-average price of $5.92 per unit and 56.9 thousand FPUs at an aggregate redemption price of $320.6 thousand for a weighted-average price of $5.64 per unit. During the year ended December 31, 2018, the Company redeemed 9.2 million LPUs at an aggregate redemption price of $116.5 million for a weighted-average price of $12.61 per unit and approximately 108.9 thousand FPUs at an aggregate redemption price of $1.4 million for a weighted-average price of $12.86 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 10.1 million shares and 6.8 million shares of BGC Class A common stock during the years ended December 31, 2019 and 2018, respectively, nor the limited partnership interests exchanged for 4.4 million and 2.6 million shares of BGC Class A common stock during the years ended December 31, 2019 and 2018, respectively.

[4]

During the year ended December 31, 2019, the Company repurchased 0.2 million shares of BGC Class A common stock at an aggregate price of $1.2 million for weighted-average price of $5.30 per share. During the year ended December 31, 2018, the Company repurchased approximately 0.8 million shares of BGC Class A common stock at an aggregate price of $10.4 million for a weighted-average price of $13.23 per share.

Redeemable Partnership Interest

The changes in the carrying amount of FPUs for the years ended December 31, 2019 and 2018 were as follows (in thousands):

	Year Ended December 31,
	2019	2018
Balance at beginning of period	$24,706	$46,415
Consolidated net income allocated to FPUs	1,942	8,135
Spin-Off	—	(22,994)
Earnings distributions	(1,942)	(5,399)
FPUs exchanged	(980)	(1,192)
FPUs redeemed	(88)	(259)
Balance at end of period	$23,638	$24,706

8.	Securities Owned

Securities owned primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total Securities owned were $57.5 million as of December 31, 2019 and $58.4 million as of December 31, 2018. For additional information, see Note 13—“Fair Value of Financial Assets and Liabilities.”

9.	Collateralized Transactions

Repurchase Agreements

Securities sold under Repurchase Agreements are accounted for as collateralized financing transactions and are recorded at the contractual amount for which the securities will be repurchased, including accrued interest. As of December 31, 2019, Cantor did not facilitate any Repurchase Agreements between the Company and Cantor. As of December 31, 2018, Cantor facilitated Repurchase Agreements between the Company and Cantor in the amount of $1.0 million for the purpose of financing fails. U.S. Treasury or other fixed income securities were provided to Cantor as collateral for the fair value of the Repurchase Agreements.

Securities Loaned

As of December 31, 2019, the Company had Securities loaned transactions of $13.9 million with Cantor. The fair value of the securities loaned was $13.9 million. As of December 31, 2019, the cash collateral received from Cantor bore an annual interest rate of 2.45%. As of December 31, 2018, the Company had Securities loaned transactions of $15.1 million with Cantor. The fair value of the securities loaned was $15.3 million. As of December 31, 2018, the cash collateral received from Cantor bore an annual interest rate of 2.94%. These transactions have no stated maturity date.

10.	Marketable Securities

Marketable securities consist of the Company’s ownership of equity securities carried at fair value in accordance with ASU 2016-01. The securities had a fair value of $14.2 million and $32.1 million as of December 31, 2019 and 2018, respectively.

These equity securities are measured at fair value, with any changes in fair value recognized in earnings and included in “Other income (loss)” in the Company’s consolidated statements of operations. During the years ended December 31, 2019, 2018 and 2017, the Company recognized realized and unrealized net gains of $6.7 million, $9.5 million and $24.0 million, respectively, related to sales of shares, the mark-to-market adjustments on shares and any related hedging transactions, when applicable.

During the years ended December 31, 2019 and 2018, the Company sold marketable securities with a fair value of $24.6 million and $128.0 million, respectively, at the time of sale. The Company did not purchase any marketable securities during the years ended December 31, 2019 and 2018.

11.	Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers

Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts, including derivative contracts into which the Company may enter to minimize the effect of price changes of the Company’s marketable securities (see Note 12—“Derivatives”). As of December 31, 2019 and December 31, 2018, Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$400,713	$660,995
Receivables from clearing organizations	134,163	269,549
Other receivables from broker-dealers and customers	12,769	7,561
Net pending trades	1,932	1,782
Open derivative contracts	1,868	1,979
Total	$551,445	$941,866
Payables to broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$389,458	$636,705
Payables to clearing organizations	11,005	30,043
Other payables to broker-dealers and customers	11,950	11,956
Open derivative contracts	4,153	91,129
Total	$416,566	$769,833

A portion of these receivables and payables are with Cantor. See Note 14—“Related Party Transactions” for additional information related to these receivables and payables.

Substantially all open fails to deliver, open fails to receive and pending trade transactions as of December 31, 2019 have subsequently settled at the contracted amounts.
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

The fair value of derivative contracts, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	December 31, 2019			December 31, 2018
Derivative contract	Assets	Liabilities	Notional Amounts[1]	Assets	Liabilities	Notional Amounts[1]
FX/commodities options	$26	$—	$4,487	$39	$88,016	$4,745,428
Forwards	564	1,285	110,051	236	639	79,008
FX swaps	1,278	2,244	555,519	1,611	2,072	482,295
Futures	—	624	11,106,203	93	402	13,067,925
Total	$1,868	$4,153	$11,776,260	$1,979	$91,129	$18,374,656

[1]	Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of the Company’s derivative activity, and does not represent anticipated losses.

Certain of the Company’s FX swaps are with Cantor. See Note 14—“Related Party Transactions” for additional information related to these transactions.

The replacement cost of contracts in a gain position were $1.9 million and $2.0 million, as of December 31, 2019 and 2018, respectively.

The following tables present information about the offsetting of derivative instruments as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019
			Net Amounts Presented in the
	Gross Amounts	Gross Amounts Offset	Statements of Financial Condition
Assets
FX/commodities options	$26	$—	$26
Forwards	706	(142)	564
FX swaps	1,672	(394)	1,278
Futures	2,044	(2,044)	—
Total derivative assets	$4,448	$(2,580)	$1,868
Liabilities
FX swaps	$2,638	$(394)	$2,244
Forwards	1,427	(142)	1,285
Futures	2,668	(2,044)	624
Total derivative assets	$6,733	$(2,580)	$4,153

	December 31, 2018
			Net Amounts Presented in the
	Gross Amounts	Gross Amounts Offset	Statements of Financial Condition
Assets
FX/commodities options	$482,751	$(482,712)	$39
Forwards	253	(17)	236
FX swaps	1,938	(327)	1,611
Futures	57,479	(57,386)	93
Total derivative assets	$542,421	$(540,442)	$1,979
Liabilities
FX/commodities options	$570,728	$(482,712)	$88,016
FX swaps	2,399	(327)	2,072
Forwards	656	(17)	639
Futures	57,788	(57,386)	402
Total derivative liabilities	$631,571	$(540,442)	$91,129

There were no additional balances in gross amounts not offset as of December 31, 2019 and December 31, 2018, respectively.

The change in fair value of derivative contracts is reported as part of “Principal transactions” in the Company’s consolidated statements of operations. The change in fair value of equity options related to marketable securities is included as part of “Other income (loss)” in the Company’s consolidated statements of operations.

The table below summarizes gains and losses on derivative contracts for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
Derivative contract	2019	2018	2017
FX/commodities options	$252	$14,657	$12,852
Futures	15,316	16,484	8,306
Forwards	(3,597)	(222)	(38)
FX swaps	2,340	1,271	1,332
Equity options	318	102	591
Interest rate swaps	—	(5)	47
Gains (losses)	$14,629	$32,287	$23,090

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

The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	Assets at Fair Value at December 31, 2019
	Level 1	Level 2[1]	Level 3	Netting and Collateral	Total
Marketable securities	$14,228	$—	$—	$—	$14,228
Government debt	56,761	—	—	—	56,761
Securities owned—Equities	36	—	—	—	36
FX/commodities options	26	—	—	—	26
Forwards	—	706	—	(142)	564
FX swaps	—	1,672	—	(394)	1,278
Futures	—	2,044	—	(2,044)	—
Corporate Bonds	—	728	—	—	728
Total	$71,051	$5,150	$—	$(2,580)	$73,621

[1]

In addition, the Company has equity securities with a fair value of approximately $82.5 million, which are presented in “Other Assets” in the Company’s consolidated statements of financial condition as of December 31, 2019. These investments are remeasured to fair value on a non-recurring basis and are classified within Level 2 in the fair value hierarchy. See section below titled “Fair Value Measurements on a Non-Recurring Basis” for additional information.

	Liabilities at Fair Value at December 31, 2019
	Level 1	Level 2	Level 3	Netting and Collateral	Total
FX/commodities options	$—	$—	$—	$—	$—
FX swaps	—	2,638	—	(394)	2,244
Forwards	—	1,427	—	(142)	1,285
Futures	—	2,668	—	(2,044)	624
Contingent consideration	—	—	42,159	—	42,159
Total	$—	$6,733	$42,159	$(2,580)	$46,312

	Assets at Fair Value at December 31, 2018
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Marketable securities	$32,064	$—	$—	$—	$32,064
Government debt	57,788	—	—	—	57,788
Securities owned—Equities	620	—	—	—	620
FX/commodities options	482,751	—	—	(482,712)	39
Forwards	—	253	—	(17)	236
FX swaps	—	1,938	—	(327)	1,611
Futures	—	57,479	—	(57,386)	93
Total	$573,223	$59,670	$—	$(540,442)	$92,451

	Liabilities at Fair Value at December 31, 2018
	Level 1	Level 2	Level 3	Netting and Collateral	Total
FX/commodities options	$570,728	$—	$—	$(482,712)	$88,016
FX swaps	—	2,399	—	(327)	2,072
Forwards	—	656	—	(17)	639
Futures	—	57,788	—	(57,386)	402
Contingent consideration	—	—	45,984	—	45,984
Total	$570,728	$60,843	$45,984	$(540,442)	$137,113

Level 3 Financial Liabilities

Changes in Level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2019 were as follows (in thousands):

	Opening Balance	Total realized and unrealized (gains) losses included in Net income (loss)	Unrealized (gains) losses included in Other Comprehensive Income (loss)	Purchases/ Issuances	Sales/ Settlements	Closing Balance at December 31, 2019	Unrealized (gains) losses for the period on Level 3 Assets / Liabilities Outstanding at December 31, 2019
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration[1]	$45,984	$5,622	$(3)	$—	$(9,444)	$42,159	$5,622

[1]	Realized and unrealized gains (losses) are reported in “Other expenses” and “Other income (loss),” as applicable, in the Company’s consolidated statements of operations.

Changes in Level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2018 were as follows (in thousands):

	Opening Balance	Total realized and unrealized (gains) losses included in Net income (loss)	Unrealized (gains) losses included in Other Comprehensive Income (loss)	Purchases/ Issuances	Sales/ Settlements	Closing Balance at December 31, 2018	Unrealized (gains) losses for the period on Level 3 Assets / Liabilities Outstanding at December 31, 2018
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration[1]	$41,385	$(1,586)	$1,401	$17,995	$(13,581)	$45,984	$(776)

[1]	Realized and unrealized gains (losses) are reported in “Other expenses” and “Other income (loss),” as applicable, in the Company’s consolidated statements of operations.

Quantitative Information About Level 3 Fair Value Measurements on a Recurring Basis

The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value as of December 31, 2019
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Contingent consideration	$—	$42,159	Present value of expected payments	Discount rate, probability of meeting earnout and contingencies	9.2%-10.3% 70%-100%	9.8% 90.2% (1)

	Fair Value as of December 31, 2018
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Contingent consideration	$—	$45,984	Present value of expected payments	Discount rate, probability of meeting earnout and contingencies	9.2%-10.3% 75%-100%	9.6% 95.1% (1)

[1]	The probability of meeting the earnout targets as of December 31, 2019 and 2018 was based on the acquired businesses’ projected future financial performance, including revenues.

Information About Uncertainty of Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of December 31, 2019 and 2018, the present value of expected payments related to the Company’s contingent consideration was $42.2 million and $46.0 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, would be $54.0 million and $66.1 million, respectively.

Fair Value Measurements on a Non-Recurring Basis

Pursuant to the new recognition and measurement guidance for equity investments, effective January 1, 2018, equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. The Company applied the measurement alternative to equity securities with the fair value of approximately $82.5 million and $55.8 million, which were included in “Other assets” in the Company’s consolidated statements of financial condition as of December 31, 2019 and 2018, respectively. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.

14.	Related Party Transactions

Service Agreements

Throughout Europe and Asia, the Company provides Cantor with administrative services, technology services and other support, for which it charges Cantor based on the cost of providing such services plus a mark-up, generally 7.5%. In the U.K., the Company provides these services to Cantor through Tower Bridge. The Company owns 52% of Tower Bridge and consolidates it, and Cantor owns 48%. Cantor’s interest in Tower Bridge is reflected as a component of “Noncontrolling interest in subsidiaries” in the Company’s consolidated statements of financial condition, and the portion of Tower Bridge’s income attributable to Cantor is included as part of “Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries” in the Company’s consolidated statements of operations. In the U.S., the Company provides Cantor with technology services, for which it charges Cantor based on the cost of providing such services.

The administrative services agreement provides that direct costs incurred are charged back to the service recipient. Additionally, the service recipient generally indemnifies the service provider for liabilities that it incurs arising from the provision of services, other than liabilities arising from fraud or willful misconduct of the service provider. In accordance with the administrative service agreement, the Company has not recognized any liabilities related to services provided to affiliates.

For the years ended December 31, 2019, 2018 and 2017, Cantor’s share of the net profit in Tower Bridge was $3.1 million, $1.1 million and $0.5 million, respectively.

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

For the years ended December 31, 2019, 2018 and 2017, the Company recognized related party revenues of $29.4 million, $24.1 million and $27.1 million, respectively, for the services provided to Cantor. These revenues are included as part of “Fees from related parties” in the Company’s consolidated statements of operations.

In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an employee lease agreement whereby certain employees of Cantor are deemed leased employees of the Company. For the years ended December 31, 2019, 2018 and 2017, the Company was charged $59.1 million, $52.4 million and $43.6 million, respectively, for the services provided by Cantor and its affiliates, of which $39.8 million, $32.2 million and $27.8 million, respectively, were to cover compensation to leased employees for the years ended December 31, 2019, 2018 and 2017. The fees charged by Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s consolidated statements of operations. The fees charged by Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s consolidated statements of operations.

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

On November 30, 2018, the Company completed the Spin-Off. BGC Partners’ stockholders, including Cantor, as of the Record Date received in the Spin-Off 0.463895 of a share of Newmark Class A common stock for each share of BGC Class A common stock held as of the Record Date, and 0.463895 of a share of Newmark Class B common stock for each share of BGC Class B common stock held as of the Record Date. In the aggregate, BGC distributed 131.9 million shares of Newmark Class A common stock and 21.3 million shares of Newmark Class B common to BGC’s stockholders in the Spin-Off. As Cantor and CFGM held 100% of the shares of BGC Class B common stock as of the Record Date, Cantor and CFGM were distributed 100% of the shares of Newmark Class B common stock in the Spin-Off. In addition, on November 30, 2018, BGC Partners also caused its subsidiary BGC Holdings to complete the BGC Holdings Distribution (see “Investment in Newmark” below).

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

Investment in Newmark

On March 7, 2018, in the Investment in Newmark, BGC Partners and its operating subsidiaries purchased 16.6 million newly issued exchangeable limited partnership interests of Newmark Holdings for approximately $242.0 million. The price per Newmark Holdings interest was based on the $14.57 closing price of Newmark Class A common stock on March 6, 2018 as reported on the Nasdaq Global Select Market. These newly-issued Newmark Holdings interests were exchangeable, at BGC’s discretion, into either shares of Newmark Class A common stock or shares of Newmark Class B common stock. BGC made the Investment in Newmark pursuant to an Investment Agreement dated as of March 6, 2018 by and among BGC, BGC Holdings, BGC U.S. OpCo, BGC Global OpCo, Newmark, Newmark Holdings and Newmark OpCo. The Investment in Newmark and related transactions were approved by the Audit Committees and Boards of Directors of BGC and Newmark. BGC and its subsidiaries funded the Investment in Newmark using the proceeds of its CEO Program. Newmark used the proceeds to repay the balance of the outstanding principal amount under its unsecured senior term loan credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, that was guaranteed by BGC. In addition, in accordance with the Separation and Distribution Agreement, BGC owned 7.0 million limited partnership interests in the Newmark OpCo immediately prior to the Spin-Off, as a result of other issuances of BGC Class A common stock primarily related to the redemption of LPUs in BGC Holdings and Newmark Holdings.

Prior to and in connection with the Spin-Off, 15.1 million Newmark Holdings interests held by BGC were exchanged into 9.4 million shares of Newmark Class A common stock and 5.4 million shares of Newmark Class B common stock, and 7.0 million Newmark OpCo interests, held by BGC were exchanged into 6.9 million shares of Newmark Class A common stock. These shares of Newmark Class A and Newmark Class B common stock were included in the Spin-Off to BGC’s stockholders. On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, to distribute in the BGC Holdings Distribution pro rata all of the 1.5 million exchangeable interests of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the BGC Holdings Distribution to its limited partners entitled to receive distributions on their BGC Holdings units who were holders of record of such units as of the Record Date (including Cantor and executive officers of BGC). The Newmark Holdings interests distributed to BGC Holdings partners in the BGC Holdings Distribution are exchangeable for shares of Newmark Class A common stock, and, in the case of the 0.4 million Newmark Holdings interests received by Cantor, also into shares of Newmark Class B common stock, at the current Exchange Ratio of 0.9400 shares of Newmark common stock per Newmark Holdings interest (subject to adjustment). See Note 1—“Organization and Basis of Presentation” for additional information.

CF Real Estate Finance Holdings, L.P

Contemporaneously with the Berkeley Point Acquisition, on September 8, 2017, the Company invested $100.0 million in a newly formed commercial real estate-related financial and investment business, Real Estate L.P., which is controlled and managed by Cantor. Real Estate L.P. may conduct activities in any real estate related business or asset backed securities-related business or any extensions thereof and ancillary activities thereto. The investment in Real Estate L.P. is a Newmark investment and was part of the Spin-Off on November 30, 2018.

Lucera

On October 25, 2016, the Board and Audit Committee authorized the purchase of 9,000 Class B Units of Lucera, representing all of the issued and outstanding Class B Units of Lucera not already owned by the Company. On November 4, 2016, the Company completed this transaction. As a result of this transaction, the Company owns 100% of the ownership interests in Lucera.

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

During the years ended December 31, 2019, 2018 and 2017, respectively, Lucera had $0.4 million, $0.8 million and $1.2 million in related party revenues from Cantor. These revenues are included in “Data, software and post-trade” in the Company’s consolidated statements of operations.

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

Other Agreements with Cantor

The Company is authorized to enter into short-term arrangements with Cantor to cover any failed U.S. Treasury securities transactions and to share equally in any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of December 31, 2019, Cantor did not facilitate any Repurchase Agreements between the Company and Cantor. As of December 31, 2018, Cantor facilitated Repurchase Agreements between the Company and Cantor in the amount of $1.0 million for the purpose of financing fails.

To more effectively manage the Company’s exposure to changes in FX rates, the Company and Cantor have agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to FX currency hedging between Cantor and the Company. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of Cantor and the Company is utilized to determine the shares of profit or loss allocated to each for the period. During the years ended December 31, 2019, 2018 and 2017, the Company recognized its share of FX gains of $0.3 million, losses of $1.6 million and losses of $2.5 million, respectively. These gains and losses are included as part of “Other expenses” in the Company’s consolidated statements of operations.

Pursuant to the separation agreement relating to the Company’s acquisition of certain BGC businesses from Cantor in 2008, Cantor has a right, subject to certain conditions, to be the Company’s customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use market data from the Company without any cost. Any future related party transactions or arrangements between the Company and Cantor are subject to the prior approval by the Audit Committee. During the years ended December 31, 2019, 2018 and 2017, the Company recorded revenues from Cantor entities of $0.2 million, $0.3 million and $0.3 million, respectively, related to commissions paid to the Company by Cantor. These revenues are included as part of “Commissions” in the Company’s consolidated statements of operations.

The Company and Cantor are authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.

In August 2013, the Audit Committee authorized the Company to invest up to $350.0 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used by the Company from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including policies related to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of December 31, 2019 and December 31, 2018, the Company did not have any investments in the program.

On June 5, 2015, the Company entered into the Exchange Agreement with Cantor providing Cantor, CFGM and other Cantor affiliates entitled to hold BGC Class B common stock the right to exchange from time to time, on a one-to-one basis, subject to adjustment, up to an aggregate of 34,649,693 shares of BGC Class A common stock now owned or subsequently acquired by such Cantor entities for up to an aggregate of 34,649,693 shares of BGC Class B common stock. Such shares of BGC Class B common stock, which currently can be acquired upon the exchange of Cantor units owned in BGC Holdings, are already included in the Company’s fully diluted share count and will not increase Cantor’s current maximum potential voting power in the common equity. The Exchange Agreement enabled the Cantor entities to acquire the same number of shares of BGC Class B common stock that they were already entitled to acquire without having to exchange its Cantor units in BGC Holdings. The Audit Committee and Board determined that it was in the best interests of the Company and its stockholders to approve the Exchange Agreement because it will help ensure that Cantor retains its units in BGC Holdings, which is the same partnership in which the Company’s partner employees participate, thus continuing to align the interests of Cantor with those of the partner employees.

On November 23, 2018, in the Class B Issuance, BGC Partners issued 10,323,366 shares of BGC Partners Class B common stock to Cantor and 712,907 shares of BGC Partners Class B common stock to CFGM, in each case in exchange for shares of BGC Class A common stock owned by Cantor and CFGM, respectively, on a one-to-one basis pursuant to the Exchange Agreement. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Partners by Cantor or CFGM for the Class B Issuance. The Class B Issuance was exempt from the Securities Act. Following this exchange, Cantor and its affiliates have the right to exchange under the Exchange Agreement up to an aggregate of 23,613,420 shares of BGC Class A common stock, now owned or subsequently acquired, or its Cantor units in BGC Holdings, into shares of BGC Class B common stock. As of December 31, 2019, Cantor and CFGM do not own any shares of BGC Class A common stock.

The Company and Cantor have agreed that any shares of BGC Class B common stock issued in connection with the Exchange Agreement would be deducted from the aggregate number of shares of BGC Class B common stock that may be issued to the Cantor entities upon exchange of Cantor units in BGC Holdings. Accordingly, the Cantor entities will not be entitled to receive any more shares of BGC Class B common stock under this agreement than they were previously eligible to receive upon exchange of exchangeable limited partnership units.

On April 21, 2017, the Company entered into the Credit Facility. BGC agreed to lend $150.0 million under the Credit Facility to an affiliate of Cantor. On September 8, 2017, the outstanding balance of $150.0 million was repaid in its entirety. The Credit Facility was terminated on March 19, 2018, therefore, there were no borrowings outstanding as of December 31, 2019 and 2018. The Company recorded interest income related to the Credit Facility loan of $2.6 million for the year ended December 31, 2017. The Company did not record any interest income or expense related to the Credit Facility for the year ended December 31, 2019 and 2018.

On March 19, 2018, the Company entered into the BGC Credit Agreement with Cantor. The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the previous Credit Facility between BGC and an affiliate of Cantor, and was approved by the Audit Committee. On March 19, 2018, the Company borrowed $150.0 million under the BGC Credit Agreement with Cantor and loaned Newmark $150.0 million under the Intercompany Credit Agreement on the same day. On August 6, 2018, the Company entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that could be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2020, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of December 31, 2019 and 2018, there were no borrowings by BGC or Cantor outstanding under this Agreement. BGC repaid Cantor all borrowings under the BGC Credit Agreement as of October 4, 2018. All borrowings outstanding under the Intercompany Credit Agreement were repaid by Newmark as of November 7, 2018. The Company recorded interest expense related to the BGC Credit Agreement of $3.9 million for the year ended December 31, 2018, of which $3.5 million, was allocated to discontinued operations in the Company’s consolidated statements of operations. The Company did not record any interest income or interest expense related to the agreement for the year ended December 31, 2019.

As part of the Company’s cash management process, the Company may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of December 31, 2019 and 2018, the Company had no reverse repurchase agreements.

Receivables from and Payables to Related Broker-Dealers

Amounts due to or from Cantor and Freedom International Brokerage, one of the Company’s equity method investments, are for transactional revenues under a technology and services agreement with Freedom International Brokerage, as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s consolidated statements of financial condition. As of December 31, 2019 and 2018, the Company had receivables from Freedom International Brokerage of $1.3 million and $1.4 million, respectively. As of December 31, 2019 and 2018, the Company had $1.3 million and $1.6 million, respectively, in receivables from Cantor related to open derivative contracts. As of December 31, 2019 and 2018, the Company had $2.0 million and $2.1 million, respectively, in payables to Cantor related to open derivative contracts. As of December 31, 2019, the Company had $2.3 million in payables to Cantor related to fails and pending trades. As of December 31, 2018, the Company did not have any receivables from or payables to Cantor related to fails and pending trades.

Loans, Forgivable Loans and Other Receivables from Employees and Partners, Net

The Company has entered into various agreements with certain employees and partners whereby these individuals receive loans which may be either wholly or in part repaid from the distribution earnings that the individuals receive on some or all of their LPUs or may be forgiven over a period of time. The forgivable portion of these loans is recognized as compensation expense over the life of the loan. From time to time, the Company may also enter into agreements with employees and partners to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements.

As of December 31, 2019 and 2018, the aggregate balance of employee loans, net, was $315.6 million and $216.9 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s consolidated statements of financial condition. Compensation expense for the above-mentioned employee loans for the years ended December 31, 2019, 2018 and 2017 was $35.7 million, $13.0 million and $26.9 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s consolidated statements of operations.

Interest income on the above-mentioned employee loans for the years ended December 31, 2019, 2018 and 2017 was $4.8 million, $3.6 million and $2.8 million, respectively. The interest income related to these employee loans is included as part of “Interest income” in the Company’s consolidated statements of operations.

CEO Program and Other Transactions with CF&Co

As discussed in Note 7—“Stock Transactions and Unit Redemptions,” the Company has entered into the November 2014, April 2017, and March 2018 Sales Agreement with CF&Co, as the Company’s sales agent related to the CEO Program. During the year ended December 31, 2019, the Company sold 0.9 million shares under its Sales Agreements with CF&Co for aggregate proceeds of $5.3 million, at a weighted-average price of $6.17 per share. During the year ended December 31, 2018, the Company sold 33.8 million shares under its Sales Agreements for aggregate proceeds of $447.8 million, at a weighted-average price of $13.26 per share. For the years ended December 31, 2019, 2018 and 2017, the Company was charged approximately $0.1 million, $9.0 million and $1.4 million, respectively, for services provided by CF&Co related to the Company’s Sales Agreements with CF&Co. The net proceeds of the shares sold are included as part of “Additional paid-in capital” in the Company’s consolidated statements of financial condition.

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

On October 3, 2014, management was granted approval by the Board and Audit Committee to enter into stock loan transactions with CF&Co utilizing equity securities. Such stock loan transactions will bear market terms and rates. As of December 31, 2019, the Company had securities loaned transactions of $13.9 million with CF&Co. The fair value of the securities lent was $13.9 million (see Note 9—“Collateralized Transactions”). As of December 31, 2019, the cash collateral received from CF&Co bore an annual interest rate of 2.45%. As of December 31, 2018, the Company had securities loaned transactions of $15.1 million with Cantor. The market value of the securities lent was $15.3 million (see Note 9—“Collateralized Transactions”). As of December 31, 2018, the cash collateral received from CF&Co bore an annual interest rate of 2.94%. Securities loaned transactions are included in “Securities loaned” in the Company’s consolidated statements of financial condition.

On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes. In connection with this issuance of the 5.125% Senior Notes, the Company recorded approximately $0.5 million in underwriting fees payable to CF&Co and $18 thousand to CastleOak Securities, L.P. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor purchased $15.0 million of such senior notes and still holds such notes as of December 31, 2019.

On July 24, 2018, the Company issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes due 2023. The 5.375% Senior Notes due 2023 are general senior unsecured obligations of the Company. In connection with this issuance of the 5.375% Senior Notes due 2023, the Company recorded approximately $0.3 million in underwriting fees payable to CF&Co and $41 thousand were underwriting fees paid to CastleOak Securities, L.P. The Company also paid CF&Co an advisory fee of $0.2 million in connection with the issuance. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes.

On September 27, 2019, the Company issued an aggregate of $300.0 million principal amount of 3.750% Senior Notes. In connection with this issuance of the 3.750% Senior Notes, the Company recorded $0.2 million in underwriting fees payable to CF&Co and $36 thousand to CastleOak Securities, L.P. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes.

Under rules adopted by the CFTC, all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the NFA and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered FCM. From time to time, the Company’s foreign-based brokers engage in interest rate swap transactions with U.S.-based counterparties, and therefore the Company is subject to the CFTC requirements. CF&Co has entered into guarantees on behalf of the Company, and the Company is required to indemnify CF&Co for the amounts, if any, paid by CF&Co on behalf of the Company pursuant to this arrangement. During the years ended December 31, 2019, 2018 and 2017, the Company recorded fees of $0.1 million with respect to these guarantees. These fees were included in “Fees to related parties” in the Company’s consolidated statements of operations.

Cantor Rights to Purchase Cantor Units from BGC Holdings

Cantor has the right to purchase Cantor units from BGC Holdings upon redemption of non-exchangeable FPUs redeemed by BGC Holdings upon termination or bankruptcy of the Founding/Working Partner. In addition, pursuant to Article Eight, Section 8.08, of the Second Amended and Restated BGC Holdings Limited Partnership Agreement (previously the Sixth Amendment), where either current, terminating, or terminated partners are permitted by the Company to exchange any portion of their FPUs and Cantor consents to such exchangeability, the Company shall offer to Cantor the opportunity for Cantor to purchase the same number of Cantor units in BGC Holdings at the price that Cantor would have paid for the FPUs had the Company redeemed them. Any such Cantor units purchased by Cantor are currently exchangeable for up to 23,613,420 shares of BGC Class B common stock or, at Cantor’s election or if there are no such additional shares of BGC Class B common stock, shares of BGC Class A common stock, in each case on a one-for-one basis (subject to customary anti-dilution adjustments).

As of December 31, 2019, there were 1,749,347 FPUs in BGC Holdings remaining, which BGC Holdings had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

Transactions with Executive Officers and Directors

On March 27, 2019, the Audit and Compensation Committees authorized the purchase by the Company from Stephen M. Merkel of up to 250,000 shares of BGC Class A common stock at the closing price on March 26, 2019. Pursuant to this authorization, 233,172 shares of BGC Class A common stock were purchased by the Company on March 27, 2019 at $5.30 per share, the closing price on March 26, 2019.

On February 27, 2019, the Audit Committee authorized the purchase by Mr. Lutnick’s retirement plan of up to $56,038 of BGC Class A common stock at the closing price on March 4, 2019. Pursuant to this authorization, 8,980 shares of BGC Class A common stock were purchased by the plan on March 5, 2019 at $6.24 per share, the closing price on March 4, 2019.

On February 16, 2018, the Audit Committee authorized the purchase by Mr. Lutnick’s retirement plan of up to $105,000 of BGC Class A common stock at the closing price on the date of purchase. Pursuant to this authorization, 7,883 shares of BGC Class A common stock were purchased by the plan on February 26, 2018 at $13.17 per share, the closing price on the date of purchase.

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

On December 31, 2018, the Compensation Committee approved the monetization of 760,797 PPSUs held by Mr. Lutnick (which at an average determination price of $6.57 per share on such date, had a value of $5,000,000). On February 1, 2019, the Compensation Committee approved a modification which consisted of the following: (i) the right to exchange 376,651 non-exchangeable PSUs held by Mr. Lutnick into 376,651 non-exchangeable HDUs (which, based on the closing price of BGC Class A common stock of $6.21 per share on such date, had a value of $2,339,000); and (ii) the right to exchange for cash 463,969 non-exchangeable PPSUs held by Mr. Lutnick, for a payment of $2,661,000 for taxes when (i) is exchanged.

On December 31, 2018, the Compensation Committee approved the grant of exchange rights to Mr. Windeatt with respect to 139,265 non-exchangeable U.K. LPUs (which at the closing price of $5.17 per share on such date, had a value of $720,000) and the exchange for cash (at the average determination price of $4.388 per unit) of 63,814 non-exchangeable PLPUs for a payment of $280,002 for taxes. On February 22, 2019, the Compensation Committee approved the grant of exchange rights to Mr. Windeatt with respect to an additional 22,020 non-exchangeable U.K. LPUs (which at the closing price of $6.26 per share on such date, had a value of $137,845) and the exchange for cash (at the average determination price of $5.6457 per unit) of 9,495 non-exchangeable PLPUs for a payment of $53,606 for taxes.

On December 31, 2018, the Compensation Committee approved the grant of exchange rights to Mr. Lynn with respect to 750,308 non-exchangeable U.K. LPUs (which at the closing price of $5.17 per share on such date, had a value of $3,879,092) and the exchange for cash (at the average determination price of $3.894 per unit) of 287,888 non-exchangeable PLPUs for a payment of $1,120,909 for taxes. On February 22, 2019, the Compensation Committee approved the grant of exchange rights to Mr. Lynn with respect to an additional 43,131 non-exchangeable U.K. LPUs (which at the closing price of $6.26 per share on such date, had a value of $270,000) and the exchange for cash (at the average determination price of $4.1239 per unit) of 25,461 non-exchangeable PLPUs for a payment of $105,000 for taxes.

Transactions with Relief Fund

During the year ended December 31, 2015, the Company committed to make charitable contributions to the Cantor Fitzgerald Relief Fund in the amount of $40.0 million, which the Company recorded in “Other expenses” in the Company’s consolidated statements of operations for the year ended December 31, 2015. As of December 31, 2019 and 2018, the remaining liability associated with this commitment was $4.0 million and $20.0 million, respectively, which is included in “Accounts payable, accrued and other liabilities” in the Company’s consolidated statements of financial condition.

Other Transactions

The Company is authorized to enter into loans, investments or other credit support arrangements for Aqua, an alternative electronic trading platform that offers new pools of block liquidity to the global equities markets; such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. On August 8, 2019, the Board and Audit Committee increased the authorized amount by an additional $1.0 million, to $17.2 million. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. Aqua is 51% owned by Cantor and 49% owned by the Company. Aqua is accounted for under the equity method. During the years ended December 31, 2019 and 2018, the Company made $1.7 million and $1.0 million, respectively, in contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s consolidated statements of financial condition.

The Company has also entered into a subordinated loan agreement with Aqua, whereby the Company loaned Aqua the principal sum of $980 thousand. The scheduled maturity date on the subordinated loan is September 1, 2021, and the current rate of interest on the loan is three month LIBOR plus 600 basis points. The loan to Aqua is recorded as part of “Receivables from related parties” in the Company’s consolidated statements of financial condition.

15.	Investments

Equity Method Investments and Investments Carried Under the Measurement Alternative

(in thousands)	Percent Ownership[1]	December 31, 2019	December 31, 2018
Advanced Markets Holdings	43%	$10,259	$10,910
China Credit BGC Money Broking Company Limited	33%	12,214	10,435
Freedom International Brokerage	45%	10,142	9,959
Other		7,385	3,907
Equity method investments		$40,000	$35,211
Investments carried under measurement alternative		349	192
Total equity method and investments carried under measurement alternative		$40,349	$35,403

[1]	Represents the Company’s voting interest in the equity method investment as of December 31, 2019.

The carrying value of the Company’s equity method investments was $40.0 million and $35.2 million as of December 31, 2019 and 2018, respectively, and is included in “Investments” in the Company’s consolidated statements of financial condition.

The Company recognized gains of $4.1 million, $7.4 million and $4.6 million related to its equity method investments for the years ended December 31, 2019, 2018 and 2017, respectively. The Company’s share of the net gains and losses is reflected in “Gains (losses) on equity method investments” in the Company’s consolidated statements of operations.

Summarized financial information for the Company’s equity method investments is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Statements of operations:
Total revenues	$77,211	$85,619	$87,790
Total expenses	61,680	72,906	73,327
Net income	$15,531	$12,713	$14,463

	December 31,
	2019	2018
Statements of financial condition:
Cash and cash equivalents	$64,614	$74,069
Fixed assets, net	3,120	3,420
Other assets	22,782	24,530
Total assets	$90,516	$102,019
Payables to related parties	2,000	2,000
Other liabilities	46,287	60,858
Total partners’ capital	42,229	39,161
Total liabilities and partners’ capital	$90,516	$102,019

See Note 14—“Related Party Transactions” for information regarding related party transactions with unconsolidated entities included in the Company’s consolidated financial statements.

Investments Carried Under Measurement Alternative

The Company had previously acquired equity investments for which it did not have the ability to exert significant influence over operating and financial policies of the investees. Prior to January 1, 2018, these investments were accounted for using the cost method in accordance with U.S. GAAP guidance, Investments—Other. The Company did not recognize any gains or losses relating to cost method investments for the year ended December 31, 2017.

Effective January 1, 2018, these investments are accounted for using the measurement alternative in accordance with the new guidance on recognition and measurement. The carrying value of these investments was $0.4 million and $0.2 million as of December 31, 2019 and 2018, respectively, and they are included in “Investments” in the Company’s consolidated statements of financial condition.

In addition, the Company owns membership shares, which are included in “Other Assets” in the Company’s consolidated statements of financial condition as of December 31, 2019 and 2018. Prior to January 1, 2018, the equity investments in this line item were accounted for using the cost method in accordance with U.S. GAAP guidance, Investments—Other. Effective January 1, 2018, these equity investments are accounted for using the measurement alternative in accordance with the new guidance on recognition and measurement. The Company recognized unrealized gains of $22.8 million and $38.0 million to reflect observable transactions for these investments during the years ended December 31, 2019 and 2018, respectively. The Company did not recognize any losses or impairments relating to investments carried under the measurement alternative for the years ended December 31, 2019 and 2018, respectively.

Investments in VIEs

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

	December 31, 2019		December 31, 2018
	Investment	Maximum Exposure to Loss	Investment	Maximum Exposure to Loss
Variable interest entities[1]	$4,699	$5,679	$3,899	$4,879

[1]

The Company has entered into a subordinated loan agreement with Aqua, whereby the Company agreed to lend the principal sum of $980.0 thousand. As of December 31, 2019 and 2018, the Company’s maximum exposure to loss with respect to its unconsolidated VIEs includes the sum of its equity investments in its unconsolidated VIEs and the $980.0 thousand subordinated loan to Aqua.

Consolidated VIE

The Company is invested in a limited liability company that is focused on developing a proprietary trading technology. The limited liability company is a VIE, and it was determined that the Company is the primary beneficiary of this VIE because the Company was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $7.4 million and $4.9 million as of December 31, 2019 and 2018, respectively, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $2.1 million and $0.6 million as of December 31, 2019 and 2018, respectively. The Company’s exposure to economic loss on this VIE was $2.8 million and $2.1 million as of December 31, 2019 and 2018, respectively.
16.	Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Computer and communications equipment	$95,115	$140,451
Software, including software development costs	235,230	194,470
Leasehold improvements and other fixed assets	116,231	127,349
	446,576	462,270
Less: accumulated depreciation and amortization	(241,735)	(305,101)
Fixed assets, net	$204,841	$157,169

Depreciation expense was $21.5 million, $19.5 million and $20.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s consolidated statements of operations.

The Company has approximately $6.4 million of asset retirement obligations related to certain of its leasehold improvements as of December 31, 2019. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit adjusted risk-free interest rate in effect when the liability was initially recognized.

For the years ended December 31, 2019, 2018 and 2017, software development costs totaling $48.8 million, $49.9 million and $33.2 million, respectively, were capitalized. Amortization of software development costs totaled $28.6 million, $24.7 million and $19.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s consolidated statements of operations.

Impairment charges of $4.5 million, $1.1 million and $4.1 million were recorded for the years ended December 31, 2019, 2018 and 2017, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s consolidated statements of operations.
17.	Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill for the year ended December 31, 2019 and 2018 were as follows (in thousands):

Goodwill
Balance at December 31, 2017	$468,050
Acquisitions	39,664
Measurement period adjustments	(130)
Cumulative translation adjustment	(2,938)
Balance at December 31, 2018	$504,646
Acquisitions	55,872
Measurement period adjustments	(7,130)
Cumulative translation adjustment	357
Balance at December 31, 2019	$553,745

For additional information on Goodwill, see Note 4—“Acquisitions.”

The Company completed its annual goodwill impairment testing during the fourth quarters of 2019 and 2018, respectively, which did not result in any goodwill impairment. See Note 3—“Summary of Significant Accounting Policies” for more information.

Other intangible assets consisted of the following (in thousands, except weighted-average remaining life):

	December 31, 2019
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$250,788	$57,332	$193,456	11.2
Technology	24,024	16,608	7,416	2.2
Noncompete agreements	30,378	28,198	2,180	4.2
Patents	12,232	11,954	278	0.1
All other	7,552	3,195	4,357	9.4
Total definite life intangible assets	324,974	117,287	207,687	10.8
Indefinite life intangible assets:
Trade names	93,083	—	93,083	N/A
Licenses	2,454	—	2,454	N/A
Total indefinite life intangible assets	95,537	—	95,537	N/A
Total	$420,511	$117,287	$303,224	10.8

	December 31, 2018
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$225,094	$40,088	$185,006	11.9
Technology	24,023	13,754	10,269	3.0
Noncompete agreements	30,131	22,131	8,000	2.4
Patents	9,635	9,222	413	2.5
All other	9,330	3,172	6,158	7.9
Total definite life intangible assets	298,213	88,367	209,846	11.0
Indefinite life intangible assets:
Trade names	81,004	—	81,004	N/A
Licenses	7,929	—	7,929	N/A
Total indefinite life intangible assets	88,933	—	88,933	N/A
Total	$387,146	$88,367	$298,779	11.0

Intangible amortization expense was $29.4 million, $27.3 million and $26.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s consolidated statements of operations.

The Company completed its annual intangible impairment testing during the fourth quarter of 2019. There was no impairment charge for the Company’s definite and indefinite life intangibles for the years ended December 31, 2019, 2018 and 2017. See Note 3—“Summary of Significant Accounting Policies” for more information.

The estimated future amortization expense of definite life intangible assets as of December 31, 2019 is as follows (in millions):

2020	$24.5
2021	22.9
2022	19.5
2023	19.5
2024	19.5
2025 and thereafter	101.8
Total	$207.7

18.	Notes Payable, Other and Short-Term Borrowings

Notes payable, other and short-term borrowings consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Unsecured senior Revolving Credit Agreement	$68,948	$—
8.125% Senior Notes	—	—
8.375% Senior Notes	—	—
5.125% Senior Notes	298,688	297,821
5.375% Senior Notes	—	—
5.375% Senior Notes due 2023	445,247	444,696
3.750% Senior Notes	296,129	—
Collateralized borrowings	33,675	21,031
Total Notes payable and other borrowings	1,142,687	763,548
Short-term borrowings	4,962	5,162
Total Notes payable, other and short-term borrowings	$1,147,649	$768,710

Unsecured Senior Revolving Credit Agreement

On September 8, 2017, the Company entered into a committed unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. The revolving credit agreement provided for revolving loans of up to $400.0 million. The maturity date of the facility was September 8, 2019. On November 22, 2017, the Company and Newmark entered into an amendment to the unsecured senior revolving credit agreement. Pursuant to the amendment, the then-outstanding borrowings of the Company under the revolving credit facility were converted into the Converted Term Loan. There was no change in the maturity date or interest rate. Effective December 13, 2017, Newmark assumed the obligations of the Company as borrower under the Converted Term Loan. The Company remained a borrower under, and retained access to, the revolving credit facility for any future draws, subject to availability which increased as Newmark repaid the Converted Term Loan. As of December 31, 2017, Newmark had $397.3 million borrowings outstanding under the Converted Term Loan. During the year ended December 31, 2018, Newmark repaid the remaining outstanding balance of the Converted Term Loan. During the year ended December 31, 2018, the Company borrowed $195.0 million under the committed unsecured senior revolving credit agreement and subsequently repaid the $195.0 million during the year. Therefore, there were no borrowings outstanding as of December 31, 2018. The Company recorded interest expense of $1.0 million and $4.3 million for the years ended December 31, 2018 and 2017, respectively. The Company did not record any interest expense related to the committed unsecured revolving credit agreement for the year ended December 31, 2019.

On November 28, 2018, the Company entered into a new Revolving Credit Agreement which replaced the existing committed unsecured senior revolving credit agreement. The maturity date of the new Revolving Credit Agreement was November 28, 2020 and the maximum revolving loan balance has been reduced from $400.0 million to $350.0 million. Borrowings under this agreement bear interest at either LIBOR or a defined base rate plus additional margin. On December 11, 2019, the Company entered into an amendment to the new unsecured Revolving Credit Agreement. Pursuant to the amendment, the maturity date was extended to February 26, 2021. There was no change to the interest rate or the maximum revolving loan balance. As of December 31, 2019, there was $68.9 million of borrowings outstanding, net of deferred financing costs of $1.1 million, under the new unsecured Revolving Credit Agreement. The average interest rate on the outstanding borrowings was 3.88% for the year ended December 31, 2019. As of December 31, 2018, there were no borrowings outstanding under the new unsecured senior Revolving Credit Agreement. The Company recorded interest expense related to the unsecured senior Revolving Credit Agreement of $10.0 million and $0.3 million for the years ended December 31, 2019 and 2018, respectively. The Company did not record any interest expense related to the committed unsecured Revolving Credit Agreement for the year ended December 31, 2017.

Unsecured Senior Term Loan Credit Agreement

On September 8, 2017, the Company entered into the Term Loan. The Term Loan credit agreement provided for loans of up to $575.0 million. The maturity date of the Term Loan was September 8, 2019. On November 22, 2017, the Company and Newmark entered into an amendment to the Term Loan credit agreement. Pursuant to the Term Loan amendment and effective as of December 13, 2017, Newmark assumed the obligations of the Company as borrower under the Term Loan. There was no change in the maturity date or interest rate. As of December 31, 2017, Newmark had $270.7 million borrowings outstanding under the Term Loan. During the year ended December 31, 2018, Newmark repaid the outstanding balance of $270.7 million at which point the facility was terminated. As of December 31, 2019 and 2018, there were no borrowings outstanding under the Term Loan. The Company recorded interest expense related to the Term Loan of $8.4 million for the year ended December 31, 2017. The Company did not record any interest expense related to the Term Loan for the years ended December 31, 2019 and 2018.

Senior Notes

The Company’s Senior Notes are recorded at amortized cost. The carrying amounts and estimated fair values of the Senior Notes were as follows (in thousands):

	December 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.125% Senior Notes	$—	$—	$—	$—
5.375% Senior Notes	—	—	—	—
8.375% Senior Notes	—	—	—	—
5.125% Senior Notes	298,688	311,100	297,821	304,890
5.375% Senior Notes due 2023	445,247	482,099	444,696	451,305
3.750% Senior Notes	296,129	300,600	—	—
Total	$1,040,064	$1,093,799	$742,517	$756,195

The fair values of the Senior Notes were determined using observable market prices as these securities are traded, and based on whether they are deemed to be actively traded, the 5.125% Senior Notes, the 5.375% Senior Notes due 2023, and the 3.750% Senior Notes are considered Level 2 within the fair value hierarchy.

8.125% Senior Notes

On June 26, 2012, the Company issued an aggregate of $112.5 million principal amount of 8.125% Senior Notes due 2042. The 8.125% Senior Notes were senior unsecured obligations of the Company. The 8.125% Senior Notes were redeemable for cash, in whole or in part, on or after June 26, 2017, at the Company’s option, at any time and from time to time, until maturity at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date. The 8.125% Senior Notes were listed on the New York Stock Exchange under the symbol “BGCA.” The Company used the proceeds to repay short-term borrowings under its unsecured revolving credit facility and for general corporate purposes, including acquisitions. In connection with the issuance of the 8.125% Senior Notes, the Company lent the proceeds of the 8.125% Senior Notes to BGC U.S. OpCo, and BGC U.S. OpCo issued the 2042 Promissory Note.

The initial carrying value of the 8.125% Senior Notes was $108.7 million, net of debt issuance costs of $3.8 million. The issuance costs were amortized as interest expense, and the carrying value of the 8.125% Senior Notes accreted to the face amount over the term of the 8.125% Senior Notes. On December 13, 2017, Newmark OpCo assumed all of the BGC U.S. OpCo’s rights and obligations under the 2042 Promissory Note. During the year ended December 31, 2018, Newmark repaid the Company in full for the 2042 Promissory Note, and the Company subsequently repaid the 8.125% Senior Notes on September 5, 2018. The Company did not record any interest expense related to the 8.125% Senior Notes for the years ended December 31, 2019 and 2018, as Newmark assumed this obligation in 2017.

5.375% Senior Notes

On December 9, 2014, the Company issued an aggregate of $300.0 million principal amount of 5.375% Senior Notes. The 5.375% Senior Notes were general senior unsecured obligations of the Company. These Senior Notes bore interest at a rate of 5.375% per year, payable in cash on June 9 and December 9 of each year, commencing June 9, 2015. The interest rate payable on the notes was subject to adjustments from time to time based on the debt rating assigned by specified rating agencies to the notes, as set forth in the Indenture. The 5.375% Senior Notes were scheduled to mature on December 9, 2019. In connection with the issuance of the 5.375% Senior Notes, the Company lent the proceeds of the 5.375% Senior Notes to BGC U.S. OpCo, and BGC U.S. OpCo issued the 2019 Promissory Note. On December 13, 2017, Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the 2019 Promissory Note.

The initial carrying value of the 5.375% Senior Notes was $295.1 million, net of the discount and debt issuance costs of $4.9 million. The issuance costs were amortized as interest expense, and the carrying value of the 5.375% Senior Notes accreted to the face amount over the term of the notes. During the year ended December 31, 2018, Newmark repaid the Company in full for the 2019 Promissory Note, and the Company subsequently redeemed the 5.375% Senior Notes on December 5, 2018. The Company did not record any interest expense related to the 5.375% Senior Notes for the years ended December 31, 2019 and 2018, as Newmark assumed this obligation in 2017.

8.375% Senior Notes

As part of the GFI acquisition, the Company assumed $240.0 million in aggregate principal amount of 8.375% Senior Notes. Interest on these notes was payable, semi-annually in arrears on the 19th of January and July. On July 19, 2018, the Company repaid the $240.0 million principal amount of its 8.375% Senior Notes upon their maturity. The Company did not record any interest expense related to the 8.375% Senior Notes for the year ended December 31, 2019. The Company recorded interest expense related to the 8.375% Senior Notes of $11.1 million and $20.1 million for the years ended December 31, 2018 and 2017, respectively.

5.125% Senior Notes

On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes. The 5.125% Senior Notes are general senior unsecured obligations of the Company. The 5.125% Senior Notes bear interest at a rate of 5.125% per year, payable in cash on May 27 and November 27 of each year, commencing November 27, 2016. The 5.125% Senior Notes will mature on May 27, 2021. The Company may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date.

The initial carrying value of the 5.125% Senior Notes was $295.8 million, net of the discount and debt issuance costs of $4.2 million. The issuance costs are amortized as interest expense and the carrying value of the 5.125% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 5.125% Senior Notes as of December 31, 2019 was $298.7 million. The Company recorded interest expense related to the 5.125% Senior Notes of $16.2 million for each of the years ended December 31, 2019, 2018 and 2017.

5.375% Senior Notes due 2023

On July 24, 2018, the Company issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes due 2023. The 5.375% Senior Notes due 2023 are general senior unsecured obligations of the Company. The 5.375% Senior Notes due 2023 bear interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The 5.375% Senior Notes due 2023 will mature on July 24, 2023. The Company may redeem some or all of the 5.375% Senior Notes due 2023 at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 5.375% Senior Notes due 2023). If a “Change of Control Triggering Event” (as defined in the indenture related to the 5.375% Senior Notes due 2023) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes due 2023 was $444.2 million, net of the discount and debt issuance costs of $5.8 million. The issuance costs are amortized as interest expense and the carrying value of the 5.375% Senior Notes due 2023 will accrete up to the face amount over the term of the notes. The carrying value of the 5.375% Senior Notes as of December 31, 2019 was $445.2 million. The Company recorded interest expense related to the 5.375% Senior Notes due 2023 of $25.6 million and $11.0 million for the years ended December 31, 2019 and December 31, 2018, respectively. The Company did not record any interest expense related to the 5.375% Senior Notes due 2023 during the year ended December 31, 2017.

3.750% Senior Notes

On September 27, 2019, the Company issued an aggregate of $300.0 million principal amount of 3.750% Senior Notes. The 3.750% Senior Notes are general unsecured obligations of the Company. The 3.750% Senior Notes bear interest at a rate of 3.750% per annum, payable on each April 1 and October 1, commencing April 1, 2020. The initial carrying value of the 3.750% Senior Notes was $296.1 million, net of discount and debt issuance costs of $3.9 million. The issuance costs will be amortized as interest expense and the carrying value of the 3.750% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 3.750% Senior Notes was $296.1 million as of December 31, 2019. The Company recorded interest expense related to the 3.750% Senior Notes of $3.2 million for the year ended December 31, 2019. The Company did not record any interest expense related to the 3.750% Senior Notes for the years ended December 31, 2018 and 2017.

Collateralized Borrowings

On March 13, 2015, the Company entered into a $28.2 million secured loan arrangement,  under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.70% per year and matured on March 13, 2019; therefore, there were no borrowings outstanding as of December 31, 2019. As of December 31, 2018, the Company had $1.8 million outstanding related to this secured loan agreement. The book value of the fixed assets pledged as of December 31, 2018 was $0.1 million. The Company recorded interest expense related to this secured loan arrangement of $30 thousand, $0.3 million and $0.6 million for the years ended December 31, 2019 and 2018 and 2017, respectively.

On May 31, 2017, the Company entered into a $29.9 million secured loan arrangement,  under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.44% per year and matures on May 31, 2021. As of December 31, 2019 and December 31, 2018, the Company had $11.7 million and $19.2 million, respectively, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2019 was $2.3 million. The book value of the fixed assets pledged as of December 31, 2018 was $6.5 million. The Company recorded interest expense related to this secured loan arrangement of $0.5 million, $0.8 million and $0.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

On April 8, 2019, the Company entered into a $15.0 million secured loan arrangement , under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.77% and matures on April 8, 2023. As of December 31, 2019, the Company had $13.2 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2019 was $8.1 million. The Company recorded interest expense related to this secured loan arrangement of $0.4 million for the year ended December 31, 2019. The Company did not record any interest expense related to this secured loan arrangement for the years ended December 31, 2018 and 2017.

On April 19, 2019, the Company entered into a $10.0 million secured loan arrangement , under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.89% and matures on April 19, 2023. As of December 31, 2019, the Company had $8.8 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2019 was $5.7 million. The Company recorded interest expense related to this secured loan arrangement of $0.3 million for the year ended December 31, 2019. The Company did not record any interest expense related to this secured loan arrangement for the years ended December 31, 2018 and 2017.

Short-term Borrowings

On February 25, 2016, the Company entered into a committed unsecured credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, in which, the $25.0 million unsecured credit agreement entered into on December 24, 2015 with Bank of America, N.A. was terminated. Several of the Company’s domestic non-regulated subsidiaries are parties to the credit agreement as guarantors. The credit agreement provided for revolving loans of $150.0 million, with the option to increase the aggregate loans to $200.0 million. Borrowings under this facility bore interest at either LIBOR or a defined base rate plus an additional margin which ranges from 50 basis points to 250 basis points depending on the Company’s debt rating as determined by S&P and Fitch and whether such loan is a LIBOR loan or a base rate loan. The committed unsecured credit agreement was terminated on September 8, 2017, at which point the outstanding balance of $150.0 million was repaid. As of December 31, 2019 and 2018, there were no borrowings outstanding under either the $150.0 million facility or the terminated $25.0 million facility. The Company recorded interest expense related to the credit facility of $2.4 million for the year ended December 31, 2017.

On August 22, 2017, the Company entered into a committed unsecured loan agreement with Itau Unibanco S.A. The credit agreement provides for short-term loans of up to $5.0 million (BRL 20.0 million). The maturity date of the agreement is May 20, 2020. Borrowings under this facility bear interest at the Brazilian Interbank offering rate plus 3.30%. As of December 31, 2019, there were $5.0 million (BRL 20.0 million) of borrowings outstanding under the facility. As of December 31, 2019, the interest rate was 7.8%. The Company recorded interest expense related to the loan of $0.5 million, $0.6 million and $0.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

On August 23, 2017, the Company entered into a committed unsecured credit agreement with Itau Unibanco S.A. The credit agreement provides for an intra-day overdraft credit line up to $12.4 million (BRL 50.0 million). The maturity date of the agreement is March 13, 2020. This facility bears a fee of 1.00% per year. As of December 31, 2019 and December 31, 2018, there were no borrowings outstanding under this facility. The Company recorded bank fees related to the agreement of $0.1 million for the years ended December 31, 2019, 2018 and 2017.
19.	Compensation

The Company’s compensation committee may grant various equity-based awards, including RSUs, restricted stock, stock options, LPUs and shares of BGC Class A common stock. Upon vesting of RSUs, issuance of restricted stock, exercise of stock options and redemption/exchange of LPUs, the Company generally issues new shares of BGC Class A common stock.

On June 22, 2016, at the annual meeting of stockholders, the stockholders approved the Equity Plan to increase from 350 million to 400 million the aggregate number of shares of BGC Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. As of December 31, 2019, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 137.6 million shares. On June 6, 2017, at the annual meeting of stockholders, the Company’s stockholders approved the Incentive Plan.

The Company incurred compensation expense related to Class A common stock, LPUs and RSUs as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Issuance of common stock and exchangeability expenses	$100,948	$150,147	$176,463
Allocations of net income[1]	20,491	38,352	51,008
LPU amortization	36,708	11,359	1,194
RSU amortization	7,465	5,212	4,576
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$165,612	$205,070	$233,241

1	Certain LPUs generally receive quarterly allocations of net income and are generally contingent upon services being provided by the unit holders, including the Preferred Distribution.

Limited Partnership Units

A summary of the activity associated with LPUs awarded to BGC employees is as follows (in thousands):

	BGC LPUs	Newmark LPUs[2]
Balance at December 31, 2016	50,835	—
Granted	20,309	26,510
Redeemed/exchanged units	(7,283)	—
Forfeited units	(5,538)	—
Balance at December 31, 2017	58,323	26,510
Granted	36,821	2,694
Redeemed/exchanged units	(14,908)	(7,032)
Forfeited units	(507)	(59)
Balance at December 31, 2018	79,729	22,113
Granted	47,916	662
Redeemed/exchanged units	(21,110)	(1,024)
Forfeited units	(4,128)	(7,144)
Balance at December 31, 2019	102,407	14,607

2	The Newmark LPUs were issued as part of the Separation.

The Limited Partnership Units table above includes both regular and Preferred Units. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for further information on Preferred Units). A summary of the BGC Holdings and Newmark Holdings LPUs is as follows (in thousands):

	BGC LPUs	Newmark LPUs
Regular Units	70,831	10,418
Preferred Units	31,576	4,189
Balance at December 31, 2019	102,407	14,607

Issuance of Common Stock and Exchangeability Expenses

Compensation expense related to the issuance of BGC or Newmark Class A common stock and grants of exchangeability on BGC Holdings and Newmark Holdings LPUs to BGC employees is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Issuance of common stock and exchangeability expense	$100,948	$150,147	$176,463

BGC LPUs held by a BGC employee may become exchangeable or redeemed for BGC Class A common stock on a one-for-one basis, and in Newmark LPUs held by a BGC employee may become exchangeable or redeemed for a number of shares of Newmark Class A common stock equal to the number of limited partnership interests multiplied by the then Exchange Ratio. As of December 31, 2019, the Exchange Ratio was 0.9400.

A summary of the LPUs redeemed in connection with the issuance of BGC Class A common stock or Newmark Class A common stock (at the current exchange ratio) or granted exchangeability for BGC Class A common stock or Newmark Class A common stock (at the current exchange ratio) is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
BGC Holdings LPUs	17,209	18,227	15,460
Newmark Holdings LPUs	500	3,116	1,067
Total	17,709	21,343	16,527

As of December 31, 2019 and 2018, the number of share-equivalent BGC LPUs exchangeable for shares of BGC Class A common stock at the discretion of the unit holder was 3.1 million and 3.9 million, respectively. As of December 31, 2019 and 2018, the number of Newmark LPUs exchangeable into shares of Newmark Class A common stock at the discretion of the unit holder (at the current exchange ratio) was 0.8 million and 1.4 million, respectively.

LPU Amortization

Compensation expense related to the amortization of LPUs held by BGC employees is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Stated vesting schedule	$37,047	$7,475	$1,196
Post-termination payout	(339)	3,884	(2)
LPU amortization	$36,708	$11,359	$1,194

There are certain LPUs that have a stated vesting schedule and do not receive quarterly allocations of net income. These LPUs generally vest between two and five years from the date of grant. The fair value is determined on the date of grant based on the market value of an equivalent BGC Class A common stock (adjusted if appropriate based upon the award’s eligibility to receive quarterly allocations of net income), and is recognized as compensation expense, net of the effect of estimated forfeitures, ratably over the vesting period.

A summary of the outstanding LPUs held by BGC employees with a stated vesting schedule that do not receive quarterly allocations of net income is as follows (in thousands):

	December 31, 2019	December 31, 2018
BGC Holdings	30,699	12,696
Newmark Holdings	1,171	654
Aggregate estimated grant date fair value – BGC and Newmark Holdings	$138,324	$61,595

As of December 31, 2019, there was approximately $88.4 million of total unrecognized compensation expense related to unvested LPUs with a stated vesting schedule that do not receive quarterly allocations of net income that is expected to be recognized over 1.93 years.

Compensation expense related to LPUs with a post-termination pay-out amount, such as REUs, and/or a stated vesting schedule is recognized over the stated service period. These LPUs generally vest between two and five years from the date of grant. As of December 31, 2019, there were 1.2 million outstanding BGC LPUs with a post-termination payout, with a notional value of approximately $15.3 million and an aggregate estimated fair value of $10.0 million, and 0.1 million outstanding Newmark LPUs with a post-termination payout, with a notional value of approximately $1.0 million and an aggregate estimated fair value of $0.2 million. As of December 31, 2018, there were 0.3 million outstanding BGC LPUs with a post-termination payout, with a notional value of approximately $10.0 million and an aggregate estimated fair value of $4.8 million, and 0.2 million outstanding Newmark LPUs with a post-termination payout, with a notional value of approximately $1.0 million and an aggregate estimated fair value of $0.1 million.

Restricted Stock Units

Compensation expense related to RSUs held by BGC employees is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
RSU amortization	$7,465	$5,212	$4,576

A summary of the activity associated with RSUs held by BGC employees is as follows (units and dollars in thousands):

	RSUs	Weighted- Average Grant Date Fair Value	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2016	1,261	$7.17	$9,039	1.61
Granted	567	10.65	6,037
Delivered units	(635)	6.79	(4,312)
Forfeited units	(130)	8.62	(1,113)
Balance at December 31, 2017	1,063	$9.08	$9,651	1.63
Granted	578	12.05	6,964
Delivered units	(553)	8.59	(4,753)
Forfeited units	(159)	11.34	(1,804)
Balance at December 31, 2018	929	$10.83	$10,058	1.75
Granted	4,283	4.61	19,764
Delivered units	(464)	10.11	(4,692)
Forfeited units	(270)	5.99	(1,614)
Balance at December 31, 2019	4,478	$5.25	$23,516	2.50

The fair value of RSUs awarded to BGC employees and directors is determined on the date of grant based on the market value of BGC Class A common stock adjusted as appropriate based upon the award’s ineligibility to receive dividends. The compensation expense is recognized ratably over the vesting period, taking into effect estimated forfeitures. The Company uses historical data, including historical forfeitures and turnover rates, to estimate expected forfeiture rates for both employee and director RSUs. Each RSU is settled in one share of Class A common stock upon completion of the vesting period.

For RSUs that vested during the years ended December 31, 2019 and 2018, the Company withheld shares valued at $0.5 million and $1.6 million to pay taxes due at the time of vesting. As of December 31, 2019, there was approximately $19.0 million of total unrecognized compensation expense related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.50 years.

Acquisitions

In connection with certain of its acquisitions, the Company has granted certain LPUs and restricted stock units. As of December 31, 2019 and 2018, the aggregate estimated fair value of these acquisition-related LPUs and restricted stock units was $10.7 million and $3.6 million, respectively. The liability for such acquisition-related awards is included in “Accounts payable, accrued and other liabilities” on the Company’s consolidated statements of financial condition.

Restricted Stock

The Company has granted shares of restricted stock of under its Equity Plan. Such restricted shares are generally saleable by partners in five to ten years. Partners who agree to extend the length of their employment agreements and/or other contractual modifications sought by the Company are expected to be able to sell their restricted shares over a shorter time period. Transferability of the shares of restricted stock is not subject to continued employment or service with the Company or any affiliate or subsidiary of the Company; however, transferability is subject to compliance with BGC and its affiliates’ customary noncompete obligations.

During the years ended December 31, 2019 and 2018, approximately 22 thousand BGC shares and 232 thousand BGC shares, respectively, were forfeited in connection with this clause. During the years ended December 31, 2019 and 2018, the Company released the restrictions with respect to 0.7 million and 1.1 million of such BGC shares issued to BGC employees, respectively. As of December 31, 2019 and 2018, there were 6.4 million and 7.6 million of such restricted BGC shares outstanding, respectively. Additionally, during the years ended December 31, 2019 and 2018, Newmark released the restrictions with respect to 0.3 million and 0.1 million, respectively, of restricted Newmark shares issued to BGC employees.

Deferred Compensation

The Company maintains a deferred cash award program, which provides for the grant of deferred cash incentive compensation to eligible employees. The Company may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period.

The total compensation expense recognized in relation to the deferred cash compensation awards for the years ended December 31, 2019, 2018 and 2017 was $5.9 million, $4.7 million and $8.0 million respectively. As of December 31, 2019 and 2018, the total liability for the deferred cash compensation awards was $3.5 million and $3.5 million respectively, which is included in “Accrued compensation” on the Company’s consolidated statements of financial condition. Total unrecognized compensation cost related to deferred cash compensation, prior to the consideration of forfeitures, was approximately $4.6 million and is expected to be recognized over a weighted-average period of 2.17 years.

20.	Commitments, Contingencies and Guarantees

Contractual Obligations and Commitments

The following table summarizes certain of the Company’s contractual obligations at December 31, 2019 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt and collateralized borrowings[1]	$1,153,696	$84,499	$315,946	$753,251	$—
Operating leases[2]	258,254	30,035	57,044	44,921	126,254
Interest on long-term debt and collateralized borrowings[3]	167,263	55,967	77,980	33,316	—
Short-term borrowings[4]	4,962	4,962	—	—	—
Interest on Short-term borrowings	186	186	—	—	—
One-time transition tax[5]	19,431	1,266	2,533	6,384	9,248
Other[6]	3,999	3,999	—	—	—
Total contractual obligations	$1,607,791	$180,914	$453,503	$837,872	$135,502

[1]

Long-term debt and collateralized borrowings reflects long-term borrowings of $300.0 million of the 5.125% Senior Notes (the $300.0 million represents the principal amount of the debt; the carrying value of the 5.125% Senior Notes as of December 31, 2019 was approximately $298.7 million), $450.0 million of the 5.375% Senior Notes due 2023 (the $450.0 million represents the principal amount of the debt; the carrying value of the 5.375% Senior Notes as of December 31, 2019 was $445.2 million), $300.0 million of the 3.750% Senior Notes (the $300.0 million represents the principal amount of the debt; the carrying value of the 3.750% Senior Notes as of December 31, 2019 was approximately $296.1 million), $70.0 million of borrowings under the committed unsecured senior Revolving Credit Agreement due February 26, 2021 (the $70.0 million represents the principal amount of the debt; the carrying value of the committed unsecured senior Revolving Credit Agreement as of December 31, 2019 was approximately $68.9 million), $11.7 million of collateralized borrowings due May 31, 2021, $13.2 million of collateralized borrowings due April 8, 2023, and $8.8 million of collateralized borrowings due April 19, 2023. See Note 18—“Notes Payable, Other and Short-term Borrowings” for more information regarding these obligations, including timing of payments and compliance with debt covenants.

[2]

Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sublease payments to be received. The total amount of sublease payments to be received is approximately $0.1 million over the life of the agreement.

[3]

Interest on long-term debt and collateralized borrowings also includes interest on the undrawn portion of the committed unsecured senior Revolving Credit Agreement which was calculated through the maturity date of the facility, which is February 26, 2021. As of December 31, 2019, the undrawn portion of the committed unsecured Revolving Credit Agreement was $280.0 million.

[4]

Short-term borrowings reflects approximately $5.0 million (BRL 20.0 million) of borrowing under the Company’s committed unsecured loan agreement. See Note 18—“Notes Payable, Other and Short-term Borrowings” for more information regarding this obligation.

[5]

The Company completed the calculation of the one-time transition tax on the deemed repatriation of foreign subsidiaries’ earnings pursuant to the Tax Act and previously recorded a net cumulative tax expense of $25.0 million, net of foreign tax credits, with an election to pay the taxes over eight years with 40% to be paid in equal installments over the first five years and the remaining 60% to be paid in installments of 15%, 20% and 25% in years six, seven and eight, respectively. The cumulative remaining balance as of December 31, 2019 is $19.4 million.

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

As of December 31, 2019, minimum lease payments under these arrangements are as follows (in thousands):

Net Lease Commitment
2020	$30,035
2021	27,839
2022	29,205
2023	24,926
2024	19,995
2025 and thereafter	126,254
Total	$258,254

The lease obligations shown above are presented net of payments to be received under a non-cancelable sublease. The total amount of sublease payments to be received is approximately $0.1 million over the life of the agreement.

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

Rent expense for the years ended December 31, 2019, 2018 and 2017 was $56.0 million, $44.3 million and $46.5 million, respectively. Rent expense is included as part of “Occupancy and equipment” in the Company’s consolidated statements of operations.

In the event the Company anticipates incurring costs under any of its leases that exceed anticipated sublease revenues, it recognizes a loss and records a liability for the present value of the excess lease obligations over the estimated sublease rental income. There was no liability for future lease payments associated with vacant space as of December 31, 2019, 2018 and 2017.

Contingent Payments Related to Acquisitions

Since 2016, the Company has completed acquisitions whose purchase price included an aggregate of approximately 2.2 million shares of the Company’s Class A common stock (with an acquisition date fair value of approximately $9.2 million), 0.1 million LPUs (with an acquisition date fair value of approximately $0.2 million), 0.2 million RSUs (with an acquisition date fair value of approximately $1.2 million) and $34.3 million in cash that may be issued contingent on certain targets being met through 2022.

The Company did not issue any contingent shares of Class A common stock, LPUs, RSUs or cash for acquisitions during the year ended December 31, 2019.

During the year ended December 31, 2018, the Company completed acquisitions, whose purchase price included approximately 0.2 million RSUs (with an acquisition date fair value of approximately $1.2 million), and $16.8 million in cash that may be issued or paid contingent on certain targets being met through 2022. During the year ended December 31, 2019, the contingent cash consideration increased by approximately $4.6 million to $21.4 million in cash that may be paid due to an increase in probability of payout. The Company did not issue any contingent LPUs for acquisitions during the year ended December 31, 2018.

During the year ended December 31, 2017, the Company completed acquisitions, whose purchase price included approximately 0.4 million shares of the Company’s Class A common stock (with an acquisition date fair value of approximately $3.5 million) and $3.9 million in cash that may be issued or paid contingent on certain targets being met through 2021. The Company did not issue any contingent LPUs for acquisitions during the year ended December 31, 2017.

As of December 31, 2019, the Company has issued 0.3 million shares of its Class A common stock and paid $14.6 million in cash related to contingent payments for acquisitions completed since 2016.

As of December 31, 2019, 1.9 million shares of the Company’s Class A common stock and 0.2 million RSUs remain to be issued, and $24.1 million in cash remains to be paid, net of forfeitures and other adjustments, if the targets are met.

The Company’s contingent considerations are classified as Level 3 liabilities. See Note 13—“Fair Value of Financial Assets and Liabilities,” for additional information.

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

In September 2019, the Company settled investigations conducted jointly by the CFTC and the NYAG. The CFTC and NYAG alleged that, in 2014 and 2015, certain emerging markets foreign exchange options (EFX options) brokers in the U.S. misrepresented that certain prices posted to their electronic platform were immediately executable when in fact they were not and that such brokers had communicated that transactions had been matched when they had not. The Company has paid an aggregate of $25.0 million in connection with the settlements and agreed to a monitor for two years to assess regulatory compliance. The NYAG settlements include a non-prosecution agreement, and there was no criminal penalty from either agency.

Legal reserves are established in accordance with U.S. GAAP guidance on Accounting for Contingencies, when a material legal liability is both probable and reasonably estimable. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change. The outcome of such items cannot be determined with certainty. The Company is unable to estimate a possible loss or range of loss in connection with specific matters beyond its current accruals and any other amounts disclosed. Management believes that, based on currently available information, the final outcome of these current pending matters will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacted, that are used in lieu of margin and deposits with those clearing organizations. As of December 31, 2019 and 2018, the Company was contingently liable for $2.3 million and $1.0 million, respectively, under these letters of credit.

Risk and Uncertainties

The Company generates revenues by providing financial intermediary and brokerage activities to institutional customers and by executing and, in some cases, clearing transactions for institutional counterparties. Revenues for these services are transaction-based. As a result, revenues could vary based on the transaction volume of global financial markets. Additionally, financing is sensitive to interest rate fluctuations, which could have an impact on the Company’s overall profitability.

Insurance

The Company is self-insured for health care claims, up to a stop-loss amount for eligible participating employees and qualified dependents in the United States, subject to deductibles and limitations. The Company’s liability for claims incurred but not reported is determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $1.8 million and $6.1 million in health care claims as of December 31, 2019 and 2018, respectively. The Company does not expect health care claims to have a material impact on its financial condition, results of operations, or cash flows.

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

Indemnifications

In connection with the sale of eSpeed, the Company has indemnified Nasdaq for amounts over a defined threshold against damages arising from breaches of representations, warranties and covenants. In addition, in connection with the acquisition of GFI, the Company has indemnified the directors and officers of GFI. As of December 31, 2019, no contingent liability has been recorded in the Company’s consolidated statements of financial condition for these indemnifications, as the potential for being required to make payments under these indemnifications is remote.
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

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
U.S. federal	$(3,380)	$48,270	$32,080
U.S. state and local	3,965	6,537	1,262
Foreign	53,111	45,901	35,480
UBT	1,278	(1,953)	4,092
	54,974	98,755	72,914
Deferred:
U.S. federal	(6,727)	(31,425)	19,558
U.S. state and local	6,092	149	365
Foreign	506	6,671	(353)
UBT	(1,674)	1,970	288
	(1,803)	(22,635)	19,858
Provision for income taxes	$53,171	$76,120	$92,772

The Company had pre-tax income (loss) of $138.1 million, $179.8 million and $4.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company had pre-tax income (loss) from domestic operations of $(195.5) million, $(141.1) million and $(154.6) million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company had pre-tax income (loss) from foreign operations of $333.6 million, $320.9 million and $158.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Differences between the Company’s actual income tax expense and the amount calculated utilizing the U.S. federal statutory rates were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Tax expense at federal statutory rate	$29,004	$37,762	$1,448
Non-controlling interest	2,343	(4,097)	(3,857)
Incremental impact of foreign taxes compared to federal tax rate	7,762	2,735	(21,902)
Income from recast periods	—	—	32,120
Other permanent differences	3,397	6,051	21,661
U.S. state and local taxes, net of U.S. federal benefit	(2,476)	(450)	1,025
New York City UBT	(392)	(514)	268
Other rate changes	10,509	4,024	5,384
Revaluation of deferred taxes related to tax reform	—	4,776	19,681
Uncertain tax positions	(1,025)	2,764	4,858
U.S. tax on foreign earnings, net of tax credits	3,166	14,405	36,566
Return-to-provision adjustments	(3,937)	2,598	(6,296)
Valuation allowance	4,015	2,567	(594)
Other	805	3,499	2,410
Provision for income taxes	$53,171	$76,120	$92,772

The Tax Act was enacted on December 22, 2017. The Tax Act made significant changes to the U.S. corporate income tax system, including (1) a reduction of the U.S. federal corporate income tax rate from 35% to 21%, (2) transitioning to a territorial tax system and requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred (3) implementation of a BEAT, (4) further limitation on deductibility of interest on financing arrangements, (5) and introduction of a new provision designed to tax a foreign subsidiaries’ GILTI.

As of December 31, 2019, the Company’s intention is to permanently reinvest undistributed foreign pre-tax earnings in the Company’s foreign operations. While the one-time transition tax eliminated most of the income tax effects of repatriating the undistributed earnings, there could still be foreign and state and local tax effects on the distribution. Accordingly, no provision has been recorded on foreign and state and local taxes that would be applicable upon distribution of such earnings to the U.S. Further, determination of an estimate of deferred tax liability associated with the distribution of foreign earnings is not practicable. However, this policy will be further re-evaluated and assessed based on the Company’s overall business needs and requirements.

The Company has finalized its accounting policy and elect to treat taxes associated with the GILTI provision using the Period Cost Method and thus have not recorded deferred taxes for basis differences under this regime as of December 31, 2019. Accordingly, the Company recorded a tax expense of $12.6 million, net of foreign tax credits, for the impact of the GILTI provision on its foreign subsidiaries.

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

Significant components of the Company’s deferred tax asset and liability consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018
Deferred tax asset
Basis difference of investments	$5,078	$2,650
Deferred compensation	59,194	61,174
Excess interest expense	21,028	—
Other deferred and accrued expenses	20,285	15,911
Net operating loss and credit carry-forwards	73,072	50,114
Total deferred tax asset[1]	178,657	129,849
Valuation allowance	(71,931)	(33,580)
Deferred tax asset, net of valuation allowance	106,726	96,269
Deferred tax liability
Depreciation and amortization	28,096	18,734
Total deferred tax liability[1]	28,096	18,734
Net deferred tax asset	$78,630	$77,535

[1]	Before netting within tax jurisdictions.

The Company has deferred tax assets associated with net operating losses in U.S. state and local, and non-U.S. jurisdictions of $6.9 million and $64.7 million, respectively. These losses will begin to expire in 2025 and 2020, respectively. The Company’s change in net operating losses as well as associated valuation allowance is primarily due to acquisitions that occurred during the year. The Company’s deferred tax asset and liability are included in the Company’s consolidated statements of financial condition as components of “Other assets” and “Accounts payable, accrued and other liabilities,” respectively.

Pursuant to U.S. GAAP guidance, Accounting for Uncertainty in Income Taxes, the Company provides for uncertain tax positions as a component of income tax expense based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.

A reconciliation of the beginning to the ending amounts of gross unrecognized tax benefits for the years ended December 31, 2019 and 2018 is as follows (in thousands):

Balance, December 31, 2017	$7,063
Increases for prior year tax positions	4,754
Decreases for prior year tax positions	(1,565)
Increases for current year tax positions	—
Decreases related to settlements with taxing authorities	—
Decreases related to a lapse of applicable statute of limitations	—
Balance, December 31, 2018	$10,252
Increases for prior year tax positions	2,500
Decreases for prior year tax positions	—
Increases for current year tax positions	—
Decreases related to settlements with taxing authorities	(2,271)
Decreases related to a lapse of applicable statute of limitations	—
Balance, December 31, 2019	$10,481

As of December 31, 2019, the Company’s unrecognized tax benefits, excluding related interest and penalties, were $10.5 million, of which $7.5 million, if recognized, would affect the effective tax rate. The Company is currently open to examination by tax authorities in U.S. federal, state and local jurisdictions and certain non-U.S. jurisdictions for tax years beginning 2008, 2009 and 2012, respectively. The Company is currently under examination by tax authorities in the U.S. Federal and certain state and local jurisdictions. The Company does not believe that the amounts of unrecognized tax benefits will materially change over the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits in “Provision (benefit) for income taxes” in the Company’s consolidated statements of operations. As of December 31, 2019, the Company accrued $2.3 million for income tax-related interest and penalties of which $0.7 million was accrued during 2019.

22.	Regulatory Requirements

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or FCMs subject to Rule 15c3-1 of the SEC and Rule 1.17 of the CFTC, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of December 31, 2019, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain U.K. and European subsidiaries of the Company are regulated by the FCA and must maintain financial resources (as defined by the FCA) in excess of the total financial resources requirement of the FCA. As of December 31, 2019, the U.K. and European subsidiaries had financial resources in excess of their requirements.

Certain other subsidiaries of the Company are subject to regulatory and other requirements of the jurisdictions in which they operate.

In addition, the Company’s SEFs, BGC Derivative Markets and GFI Swaps Exchange are required to maintain financial resources to cover operating costs for at least one year, keeping at least enough cash or highly liquid securities to cover six months’ operating costs.

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of December 31, 2019, the Company’s regulated subsidiaries held $561.9 million of net assets. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $291.2 million.
23.	Segment, Geographic and Product Information

Segment Information

The Company currently operates its business in one reportable segment, that of providing brokerage services to the financial markets, integrated Voice, Hybrid and Fully Electronic brokerage in a broad range of products, including fixed income (rates and credit), foreign exchange, equities, insurance, energy and commodities, and futures. It also provides a wide range of services, including trade execution, brokerage, clearing, trade compression, post-trade, information, and other back-office services to a broad range of financial and non-financial institutions.

Geographic Information

The Company offers products and services in the U.K., U.S., Asia (including Australia), Other Europe, the MEA, France, and Other Americas. Information regarding revenues for the years ended December 31, 2019, 2018 and 2017, respectively, is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenues:
U.K.	$864,955	$811,542	$716,167
U.S.	564,037	544,887	514,704
Asia	331,328	278,141	244,855
Other Europe/MEA	202,144	170,561	135,554
France	83,664	77,992	85,729
Other Americas	58,103	54,687	53,942
Total revenues	$2,104,231	$1,937,810	$1,750,951

Information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; ROU assets; certain other investments; goodwill; other intangible assets, net of accumulated amortization; and rent and other deposits) in the geographic areas as of December 31, 2019 and December 31, 2018, respectively, is as follows (in thousands):

	December 31,
	2019	2018
Long-lived assets:
U.K.	$595,571	$367,681
U.S.	766,315	719,914
Asia	122,564	57,626
Other Europe/MEA	38,994	23,917
France	21,877	12,294
Other Americas	19,595	18,637
Total long-lived assets	$1,564,916	$1,200,069

Product Information

The Company’s business is based on the products and services provided and reflect the manner in which financial information is evaluated by management.

The Company specializes in the brokerage of a broad range of products, including fixed income (rates and credit), foreign exchange, equities, insurance, energy and commodities, and other asset classes. It also provides a wide range of services, including trade execution, broker-dealer services, clearing, trade compression, post trade, information, consulting, and other back-office services to a broad range of financial and non-financial institutions.

	Year Ended December 31,
	2019	2018	2017
Revenues:
Rates	$594,884	$549,825	$510,880
Credit	306,713	292,171	284,551
FX	370,318	396,256	324,386
Energy and commodities	286,584	228,199	204,016
Equities, insurance, and other asset classes	409,242	358,124	328,406
Total brokerage revenues	$1,967,741	$1,824,575	$1,652,239
All other revenue	136,490	113,235	98,712
Total revenues	$2,104,231	$1,937,810	$1,750,951

24.	Revenue from Contracts with Customers

The following table presents the Company’s total revenues separated between revenues from contracts with customers and other sources of revenues (in thousands):

	Year Ended December 31, 2019	Year Ended December 31, 2018
Revenue from contracts with customers:
Commissions	$1,645,818	$1,511,522
Data, software, and post-trade	73,166	65,185
Fees from related parties	29,442	24,076
Other revenues	12,806	3,837
Total revenue from contracts with customers	1,761,232	1,604,620
Other sources of revenue:
Principal transactions	321,923	313,053
Interest income	18,319	14,404
Other revenues	2,757	5,733
Total revenues	$2,104,231	$1,937,810

As discussed in Note 1—“Organization and Basis of Presentation”, the Company adopted the new revenue recognition standard as of January 1, 2018. There was no significant impact to the Company’s consolidated financial statements for the periods presented as a result of applying the new revenue recognition standard.

Refer to Note 3—“Summary of Significant Accounting Policies” for detailed information on the recognition of the Company’s revenues from contracts with customers.

Disaggregation of Revenue

Refer to Note 23—“Segment, Geographic and Product Information” for a further discussion on the allocation of revenues to geographic regions.

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

The Company had receivables related to revenues from contracts with customers of $778.4 million and $516.1 million at December 31, 2019 and December 31, 2018 respectively. The Company had no impairments related to these receivables during the years ended December 31, 2019 and 2018.

The Company’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at December 31, 2019 and December 31, 2018 was $12.9 million and $12.8 million, respectively. During the year ended December 31, 2019, the Company recognized revenue of $9.1 million that was recorded as deferred revenue at the beginning of the period.

Contract Costs

The Company capitalizes costs to fulfill contracts associated with different lines of its business where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized. At December 31, 2019, there were $1.4 million of capitalized costs recognized to fulfill a contract. At December 31, 2018, there were no capitalized costs recorded to fulfill a contract.

25.Leases

The Company, acting as a lessee, has operating leases primarily relating to office space, data centers and office equipment. The leases have remaining lease terms of 0.1 year to 19.6 years, some of which include options to extend the leases in 1 to 10 year increments for up to 10 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement is recognized as incurred. All leases were classified as operating leases as of December 31, 2019.

Pursuant to the accounting policy election, leases with an initial term of twelve months or less are not recognized on the balance sheet. The short-term lease expense over the period reasonably reflects the Company’s short-term lease commitments.

ASC 842, Leases requires the Company to make certain assumptions and judgments in applying the guidance, including determining whether an arrangement includes a lease, determining the term of a lease when the contract has renewal or cancelation provisions, and determining the discount rate.

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

As the rate implicit in the lease is not usually available, the Company used an incremental borrowing rate based on the information available at the adoption date of the new Leases standard in determining the present value of lease payments for existing leases. BGC elected to use a portfolio approach for the incremental borrowing rate, applying corporate bond rates to the leases. The Company calculated the appropriate rates with reference to the lease term and lease currency. BGC will use information available at the lease commencement date to determine the discount rate for any new leases.

The Company subleases certain real estate to its affiliates and to third parties. The value of these commitments is not material to the Company’s unaudited condensed consolidated financial statements.

As of December 31, 2019 The Company did not have any leases that have not yet commenced but that create significant rights and obligations.

Supplemental information related to the Company’s operating leases is as follows (in thousands):

	Classification in Consolidated Statements of Financial Condition	December 31, 2019
Assets
Operating lease right-of-use assets	Other assets	$169,065
Liabilities
Operating lease liabilities	Accounts payable, accrued and other liabilities	$187,398

December 31, 2019
Weighted-average remaining lease term
Operating leases (years)	7.3
Weighted-average discount rate
Operating leases	4.9%

The components of lease expense are as follows (in thousands):

	Classification in Consolidated Statements of Operations	For the Year Ended December 31, 2019
Operating lease cost	Occupancy and equipment	$47,908

Short-term lease expense is not material.

The following table shows the Company’s maturity analysis of its operating lease liabilities as of December 31, 2019 (in thousands):

2020	$30,035
2021	27,839
2022	29,205
2023	24,926
2024	19,995
Thereafter	126,254
Total	$258,254
Interest	(70,856)
Total	$187,398

The following table shows cash flow information related to lease liabilities (in thousands):

For the Year Ended December 31, 2019
Cash paid for obligations included in the measurement of lease liabilities	$44,964

Under the prior lease guidance, undiscounted minimum lease payments as of December 31, 2018 were as follows (in thousands):

2019	$40,254
2020	25,510
2021	24,548
2022	28,053
2023	26,346
Thereafter	152,884
Total	$297,595

26.	Supplemental Balance Sheet Information

The components of certain balance sheet accounts are as follows (in thousands):

	December 31,
	2019	2018
Other assets:
Operating lease ROU assets[1]	$169,065	$—
Deferred tax asset	96,703	88,715
Equity securities carried under measurement alternative	82,516	55,757
Prepaid expenses	24,727	25,280
Other taxes	17,957	21,546
Rent and other deposits	15,720	16,745
Other	39,683	38,894
Total other assets	$446,371	$246,937

	December 31,
	2019	2018
Accounts payable, accrued and other liabilities:
Accrued expenses and other liabilities[2]	$856,215	$466,306
Taxes payable	217,361	231,442
Operating lease liabilities[1]	187,398	—
Deferred tax liability	18,073	11,180
Charitable contribution liability	3,999	20,028
GFI Merger liability[3]	—	25,863
Total accounts payable, accrued and other liabilities	$1,283,046	$754,819

1

As of December 31, 2019, $169.1 million and $187.4 million, relating to lease ROU assets and lease liabilities, respectively, is attributable to the adoption of ASU No. 2016-02, Leases (Topic 842). See Note 25—“Leases”, in addition to the information under the heading “Recently Adopted Accounting Pronouncements” included in Note 1—“Organization and Basis of Presentation” for additional information.

2

As of December 31, 2019, $583.2 million is attributable to Besso and Ed Broking. As of December 31, 2018, $195.0 million, is attributable to Besso. See “Cash Segregated Under Regulatory Requirements” and “Accrued Commissions and Other Receivables, Net” in Note 3—“Summary of Significant Accounting Policies” for additional information.

3

On January 12, 2016, BGC completed the GFI Merger, which allowed BGC to acquire the remaining outstanding shares of GFI common stock that BGC did not already own. Following the closing of the GFI Merger, BGC and its affiliates owned 100% of the outstanding shares of GFI’s common stock. The liability of $25.9 million as of December 31, 2018 represented a liability still remaining with respect to the completion of the GFI Merger and was settled in March 2019.

27.	Discontinued Operations

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

The Company has determined that the Spin-Off met the criteria for reporting the financial results of Newmark as discontinued operations within BGC’s consolidated results for all periods through the Distribution Date. Newmark’s results are presented in “Consolidated net income (loss) from discontinued operations, net of tax” and the related noncontrolling interest in Newmark and its subsidiaries is presented in “Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries” in the Company’s consolidated statements of operations for the years ended December 31, 2018 and 2017.

The following table provides the components of “Consolidated net income (loss) from discontinued operations, net of tax” and “Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries” for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017
Revenues:
Commissions	$1,116,935	$1,014,741
Gains from mortgage banking activities/originations, net	160,688	205,999
Real estate management and other services	375,428	233,063
Servicing fees	119,587	110,441
Fees from related parties	1,055	1,373
Interest income	35,238	36,546
Other revenues	607	242
Total revenues	1,809,538	1,602,405
Expenses:
Compensation and employee benefits	1,052,487	1,007,173
Equity-based compensation and allocations of net income to limited partnership units and FPUs	141,965	111,917
Total compensation and employee benefits	1,194,452	1,119,090
Occupancy and equipment	69,368	62,448
Fees to related parties	15,999	13,208
Professional and consulting fees	31,699	34,270
Communications	11,328	11,809
Selling and promotion	54,650	52,443
Commissions and floor brokerage	1,087	956
Interest expense	79,732	25,546
Other expenses	197,144	128,417
Total expenses	1,655,459	1,448,187
Other income (losses), net:
Gains (losses) on equity method investments	2,759	1,562
Other income (loss)	110,145	72,081
Total other income (losses), net	112,904	73,643
Income (loss) from operations before income taxes	266,983	227,861
Provision (benefit) for income taxes	90,814	57,496
Consolidated net income (loss) from discontinued operations, net of tax	176,169	170,365
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries	52,353	(5,913)
Net income (loss) from discontinued operations available to common stockholders[1]	$123,816	$176,278

[1]

This amount excludes EPU payable-in-kind dividends, which is a reduction to “Net income (loss) from discontinued operations available to common stockholders” for the calculation of the Company’s “Basic earnings (loss) per share and Fully diluted earnings (loss) per share from discontinued operations.”

Total net cash provided by (used in) operating activities from discontinued operations was $(748.2) million and $895.9 million for the years ended December 31, 2018 and 2017, respectively. Total net cash provided by (used in) investing activities from discontinued operations was $18.3 million, and $(41.0) million for the years ended December 31, 2018 and 2017, respectively.

Through the Distribution Date, exchangeability was granted on 8.4 million and 3.9 million LPUs in BGC Holdings and Newmark Holdings, respectively, held by Newmark employees, and Newmark incurred compensation expense related to the grant of exchangeability of $111.1 million for the year ended December 31, 2018. During the year ended December 31, 2017, exchangeability was granted on 6.5 million LPUs in BGC Holdings held by Newmark employees, for which Newmark incurred compensation expense of $89.4 million. For the year ended December 31, 2017, there was no expense related to grants of exchangeability on LPUs in Newmark Holdings. These expenses are recorded as part of “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the table above, and are included in “Consolidated net income (loss) from discontinued operations, net of tax” in the Company’s consolidated statements of operations.

Certain LPUs and FPUs generally receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services provided by the unit holder. Newmark’s allocation of income through the Distribution Date to Newmark Holdings LPUs and FPUs held by Newmark employees was $37.0 million for the year ended December 31, 2018. For the year ended December 31, 2017, there was no such expense. This expense was recorded as part of “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the table above, and is included in “Consolidated net income (loss) from discontinued operations, net of tax” in the Company’s consolidated statements of operations.

In connection with the Separation, on December 13, 2017, Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the 2042 Promissory Note in relation to the 8.125% Senior Notes and the 2019 Promissory Note in relation to the 5.375% Senior Notes. Newmark repaid the $112.5 million outstanding principal amount under the 2042 Promissory Note on September 5, 2018, and repaid the $300.0 million outstanding principal amount under the 2019 Promissory Note on November 23, 2018. In addition, as part of the Separation, Newmark assumed the obligations of BGC as borrower under the Term Loan and Converted Term Loan. Newmark repaid the outstanding balance of the Term Loan as of March 31, 2018, and repaid the outstanding balance of the Converted Term Loan on November 6, 2018. For the years ended December 31, 2018 and 2017, $46.1 million and $2.7 million, respectively of interest expense on the obligations assumed as part of the Separation was included as part of discontinued operations in the table above. In addition, on March 19, 2018, the Company borrowed $150.0 million under the BGC Credit Agreement from Cantor, and loaned Newmark $150.0 million under the Intercompany Credit Agreement on the same day. All borrowings outstanding under the Intercompany Credit Agreement were repaid on November 7, 2018. The interest expense for the year ended December 31, 2018 related to the $150.0 million borrowed under the BGC Credit Agreement was $3.5 million and was allocated to discontinued operations in the table above. There was no such expense for the year ended December 31, 2017 to allocate to discontinued operations in the Company’s consolidated statements of operations.
28.	Subsequent Events

Fourth Quarter 2019 Dividend

On February 5, 2020, the Company’s Board declared a quarterly cash dividend of $0.14 per share for the fourth quarter of 2019, payable on March 11, 2020 to Class A and Class B common stockholders of record as of February 26, 2020.

Appointment of Chief Financial Officer

Effective January 1, 2020, the Company appointed Steven Bisgay as Chief Financial Officer and Principal Financial Officer of the Company. In addition, as of January 1, 2020, Sean A. Windeatt, who had served as the Company’s Interim Chief Financial Officer since December 2018, ceased to be in that position and ceased to be the Principal Financial Officer. He remains in his role as the Company’s Chief Operating Officer and Principal Operating Officer.

Appointment of Principal Accounting Officer

Effective March 3, 2020, Mr. Bisgay has also been appointed as the Principal Accounting Officer of the Company. Sean P. Galvin remains in his role as the Company’s Chief Accounting Officer, but will cease to be the Principal Accounting Officer or an executive officer as of such date.

Extension of Revolving Credit Agreement

On February 26, 2020, the Company entered into a second amendment to the unsecured Revolving Credit Agreement, pursuant to which, the maturity date was extended by two years to February 26, 2023. The size of the Revolving Credit Agreement, along with the interest rate on the borrowings therefrom, remained unchanged.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of December 31, 2019. Based on that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of December 31, 2019.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based upon criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

Based on the results of our 2019 evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019. We reviewed the results of management’s assessment with our Audit Committee.

Management has excluded BGC Partners’ acquisitions of Ginga Petroleum and Tokio Marine as these acquisitions were completed on March 12, 2019 and November 26, 2019, respectively, and did not have a material effect on our financial condition, results of operations or cash flows in 2019. However, we do anticipate that these acquisitions will be included in management’s assessment of internal control over financial reporting and our audit of internal controls over financial reporting for 2020. Ginga Petroleum and Tokio Marine’s aggregate 2019 revenues were approximately 0.8% of the Company’s total revenues for the year ended December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K. Such report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2019, there were no changes in our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

The information required by this item is set forth under the headings “Extension of Revolving Credit Agreement” and “Appointment of Principal Accounting Officer” included in Note 28—“Subsequent Events” to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing under “Election of Directors,” “Information about our Executive Officers,” and “Code of Ethics and Whistleblower Procedures” in the definitive Proxy Statement for the Company’s 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”) is hereby incorporated by reference in response to this Item 10. We anticipate that we will file the 2020 Proxy Statement with the SEC on or before April 29, 2020.

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing under “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2020 Proxy Statement is hereby incorporated by reference in response to this Item 11.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information as of December 31, 2019” in the 2020 Proxy Statement is hereby incorporated by reference in response to this Item 12.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under “Certain Relationships and Related Transactions and Director Independence” and “Election of Directors—Independence of Directors” in the 2020 Proxy Statement is hereby incorporated by reference in response to this Item 13.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under “Independent Registered Public Accounting Firm Fees” and “Audit Committee Pre-Approval Policies and Procedures” in the 2020 Proxy Statement is hereby incorporated by reference in response to this Item 14.

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

1.1

Controlled Equity Offering SM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated April 12, 2017 (incorporated by reference as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2017)

1.2

Controlled Equity Offering SM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated March 9, 2018 (incorporated by reference as Exhibit 1.1 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on March 9, 2018)

2.1

Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)

2.2

Amendment No. 1, dated as of November 5, 2007, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)

2.3

Amendment No. 2, dated as of February 1, 2008, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)

2.4

Separation Agreement, dated as of March 31, 2008, by and among Cantor Fitzgerald, L.P., BGC Partners, LLC, BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference as Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

2.5

Purchase Agreement, dated as of April 1, 2013, by and among BGC Partners, Inc., BGC Partners, L.P., The NASDAQ OMX Group, Inc., and for certain limited purposes, Cantor Fitzgerald, L.P. (incorporated by reference as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013)

2.6

Tender Offer Agreement executed by BGC Partners, Inc., BGC Partners, L.P. and GFI Group Inc., dated February 19, 2015 (incorporated by reference as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2015)

2.7

Stock Purchase Agreement by and among GFINet, Inc., GFI TP Holdings Pte Ltd, Intercontinental Exchange, Inc., and, solely for the purposes set forth therein, GFI Group Inc. and BGC Partners, Inc. (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 18, 2015)

2.8

Agreement and Plan of Merger, dated December 22, 2015, by and among BGC Partners, Inc., JPI Merger Sub 1, Inc., JPI Merger Sub 2, LLC, Jersey Partners Inc., New JP Inc., Michael Gooch and Colin Heffron (incorporated by reference as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2015)

2.9

Transaction Agreement, dated as of July 17, 2017, by and among BGC Partners, Inc. BGC Partners, L.P., Cantor Fitzgerald, L.P., Cantor Commercial Real Estate Company, L.P., Cantor Sponsor, L.P., CF Real Estate Finance Holdings, L.P. and CF Real Estate Finance Holdings GP, LLC (incorporated by reference as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 21, 2017)

Exhibit Number	Exhibit Title

2.10

Amended and Restated Separation and Distribution Agreement, dated as of November  23, 2018, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., BGC Global Holdings, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 27, 2018)

3.1	Restated Certificate of Incorporation of BGC Partners, Inc. (incorporated by reference as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016)

3.2	Amended and Restated Bylaws of BGC Partners, Inc. (incorporated by reference as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.1	Description of Securities of Registrant

4.2	Specimen Class A Common Stock Certificate (incorporated by reference as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on April 18, 2008)

4.3

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

4.5	Form of 5.125% Senior Notes due 2021 (incorporated by reference as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 31, 2016)

4.6

Fourth Supplemental Indenture, dated as of July 24, 2018, by and between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to the 5.375% Senior Notes due 2023 (incorporated by reference as Exhibit 4.2 to the Registrant’s Form 8-K filed with the SEC on July 25, 2018)

4.7	Form of 5.375% Senior Notes due 2023 (incorporated by reference as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2018)
4.8

Indenture, dated as of September 27, 2019, between BGC Partners, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference as Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on September 30, 2019)

4.9

First Supplemental Indenture, dated as of September 27, 2019, between BGC Partners, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference as Exhibit 4.2 to the Registrant’s Form 8-K filed with the SEC on September 30, 2019)

4.10	Form of BGC Partners, Inc. 3.750% Senior Notes due 2024 (included in Exhibit 4.2 to the Registrant’s Form 8-K filed with the SEC on September 30, 2019)

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

10.23

Seventh Amended and Restated Long Term Incentive Plan, dated as of June 22, 2016 (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2016)*

10.24

Amended and Restated Deed of Adherence, dated December 14, 2016, between Shaun D. Lynn and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2016)*

10.25

Consultancy Agreement, dated December 14, 2016, between Shaun D. Lynn and BGC Holdings, L.P. (incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2016)*

10.26

Letter Agreement, dated December 14, 2016, between Shaun D. Lynn and BGC Holdings, L.P. (incorporated by reference as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2016)*

10.27

Deed of Amendment, dated February 24, 2017, to the Amended and Restated Deed of Adherence, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.86 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2017)*

10.28

Consultancy Agreement, dated February 24, 2017, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference as Exhibit 10.87 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2017)*

10.29

Letter Agreement, dated February 24, 2017, between Sean A. Windeatt and BGC Holdings, L.P. (incorporated by reference as Exhibit 10.88 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2017)*

10.30

Second Amended and Restated BGC Partners, Inc. Incentive Bonus Compensation Plan (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2017)*

10.31

Amended and Restated Agreement of Limited Partnership of CF Real Estate Finance Holdings, L.P., dated as of September 8, 2017 (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2017)

10.32

Second Amended and Restated Agreement of Limited Partnership of BGC Holdings, L.P., dated as of December 13, 2017 (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.33

Amendment No. 1, dated November 8, 2018, to the Second Amended and Restated Agreement of Limited Partnership of BGC Holdings, L.P (incorporated by reference as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2018).

10.34

Second Amended and Restated Agreement of Limited Partnership of BGC Partners, L.P., dated as of December 13, 2017 (incorporated by reference as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.35

Second Amended and Restated Agreement of Limited Partnership of BGC Global Holdings, L.P., dated as of December 13, 2017 (incorporated by reference as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.36

Registration Rights Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.37

Transition Services Agreement, dated as of December 13, 2017, by and between BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.38

Tax Matters Agreement, dated as of December 13, 2017, by and among BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.39

Amended and Restated  Tax Receivable Agreement, dated as of December 13, 2017, by and between Cantor Fitzgerald, L.P. and BGC Partners, Inc. (incorporated by reference as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

Exhibit Number	Exhibit Title

10.40

Exchange Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.41

Investment Agreement dated as of March  6, 2018 by and among BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., BGC Global Holdings, L.P., Newmark Group, Inc., Newmark Holdings, L.P., and Newmark Partners, L.P. (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2018)

10.42

Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 23, 2018)

10.43

Amendment, dated August 6, 2018, to the Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2018)

10.44

Amended and Restated Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 23, 2018)

10.45

Credit Agreement, dated as of November  28, 2018, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 27, 2018)

10.46

First Amendment, dated December 11, 2019, to the Credit Agreement, dated as of November  28, 2018, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2019)

10.47

Second Amendment, dated February 26, 2020, to the Credit Agreement, dated as of November 28, 2018, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as the Administrative Agent.

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

101

The following materials from BGC Partners’ Annual Report on Form 10-K for the period ended December 31, 2019 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, (vi) Notes to the Consolidated Financial Statements, and (vii) Schedule I, Parent Company Only Financial Statements. The XBRL Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document.

104	The cover page from this Annual Report on Form 10-K, formatted in inline XBRL.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2020.

BGC Partners, Inc.

By:	/S/ HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant, BGC Partners, Inc., in the capacities and on the date or dates indicated.

Signature	Capacity in Which Signed	Date

/S/ HOWARD W. LUTNICK	Chairman of the Board and Chief Executive Officer	February 28, 2020
Howard W. Lutnick	(Principal Executive Officer)

/S/ STEVEN BISGAY	Chief Financial Officer	February 28, 2020
Steven Bisgay	(Principal Financial Officer)

/S/ SEAN P. GALVIN	Chief Accounting Officer	February 28, 2020
Sean P. Galvin	(Principal Accounting Officer)

/S/ LINDA A. BELL	Director	February 28, 2020
Linda A. Bell

/S/ STEPHEN T. CURWOOD	Director	February 28, 2020
Stephen T. Curwood

/S/ WILLIAM J. MORAN	Director	February 28, 2020
William J. Moran

/S/ DAVID RICHARDS	Director	February 28, 2020
David Richards

BGC PARTNERS, INC.

(Parent Company Only)

STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share data)

	December 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$44	$155
Investments in subsidiaries	669,402	757,298
Receivables from related parties	3,999	20,028
Note receivable from related party	1,109,013	742,517
Other assets	49,252	31,721
Total assets	$1,831,710	$1,551,719
Liabilities and Stockholders’ Equity
Accounts payable, accrued and other liabilities	$36,871	$40,829
Notes payable	1,109,013	742,517
Total liabilities	1,145,884	783,346
Commitments and contingencies (Note 2)
Total stockholders’ equity	685,826	768,373
Total liabilities and stockholders’ equity	$1,831,710	$1,551,719

See accompanying Notes to Financial Statements.

BGC PARTNERS, INC.

(Parent Company Only)

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Other income	$—	$36,944	$—
Interest income	55,044	68,382	98,819
Total revenue	55,044	105,326	98,819
Expenses:
Interest expense	55,044	68,382	98,819
Total expenses	55,044	68,382	98,819
Income from operations before income taxes	—	36,944	—
Equity income (loss) of subsidiaries	58,819	49,472	(76,350)
Equity income of discontinued operations, net	—	123,816	176,278
Provision (benefit) for income taxes	3,112	12,712	48,453
Net income available to common stockholders	$55,707	$197,520	$51,475
Per share data:
Net income (loss) available to common stockholders:
Net income (loss) from continuing operations	$55,707	$73,704	$(124,803)
Net income (loss) from discontinued operations (1)	—	120,438	176,278
Net income (loss) available to common stockholders (1)	$55,707	$194,142	$51,475
Basic earnings (loss) per share
Continuing operations	$0.16	$0.23	$(0.43)
Discontinued operations	$—	$0.37	$0.61
Basic earnings (loss) per share	$0.16	$0.60	$0.18
Basic weighted-average shares of common stock outstanding	344,332	322,141	287,378
Fully diluted earnings (loss) per share
Net income for fully diluted shares from continuing operations	$83,531	$73,704	$(124,803)
Fully diluted earnings (loss) per share from continuing operations	$0.16	$0.23	$(0.43)
Fully diluted weighted-average shares of common stock outstanding	524,550	323,844	287,378

Net income for fully diluted shares from discontinued operations	$—	$120,438	$176,278
Fully diluted earnings (loss) per share from discontinued operations	$—	$0.37	$0.61
Fully diluted weighted-average shares of common stock outstanding	—	323,844	287,378

(1)	In Accordance with ASC 260, includes a reduction for dividends on preferred stock or units, when applicable.

See accompanying Notes to Financial Statements.

BGC PARTNERS, INC.

(Parent Company Only)

STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income available to common stockholders	$55,707	$197,520	$51,475
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	96	(11,686)	13,536
Available for sale securities	—	—	(823)
Benefit plans	(8,733)	—	—
Total other comprehensive (loss) income, net of tax	(8,637)	(11,686)	12,713
Comprehensive income attributable to common stockholders	$47,070	$185,834	$64,188

See accompanying Notes to Financial Statements.

BGC PARTNERS, INC.

(Parent Company Only)

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income available to common stockholders	$55,707	$197,520	$51,475
Less: Equity income of discontinued operations	—	(123,816)	(176,278)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred financing costs	3,206	4,012	5,287
Equity in net gains (losses) of unconsolidated investments	(58,819)	(49,472)	76,350
Deferred tax (benefit) expense	(19,947)	(12,449)	5,168
Decrease (increase) in operating assets:
Investments in subsidiaries	12,399	(365,405)	5,840
Receivables from related parties	16,029	10,686	—
Note receivable from related party	(366,496)	(450,000)	(975,000)
Other assets	861	39	57
(Decrease) increase in operating liabilities:
Accounts payable, accrued and other liabilities	(3,958)	3,753	(7,044)
Net cash used in operating activities	(361,018)	(785,132)	(1,014,145)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	—	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to stockholders	(192,442)	(231,446)	(200,116)
Repurchase of Class A common stock	(970)	(8,185)	(16,773)
Issuance of senior notes, net of deferred issuance costs	294,845	444,196	968,910
Unsecured revolving credit agreement borrows	390,000	195,000	—
Unsecured revolving credit agreement repayments	(320,000)	(195,000)	—
Distributions from subsidiaries	184,545	199,062	172,562
Proceeds from offering of Class A common stock, net	4,929	345,974	87,836
Proceeds from exercises of stock options	—	—	72
Net cash provided by financing activities	360,907	749,601	1,012,491
Net cash provided by (used in) operating activities from discontinued operations	—	—	—
Net cash provided by (used in) investing activities from discontinued operations	—	—	—
Net cash provided by (used in) financing activities from discontinued operations	—	35,487	—
Net increase (decrease) in cash and cash equivalents	(111)	(44)	(1,654)
Cash and cash equivalents at beginning of period	155	199	1,853
Cash and cash equivalents at end of period	$44	$155	$199

Supplemental cash information:
Cash paid during the period for taxes	$5,422	$20,598	$47,419
Cash paid during the period for interest	$47,329	$15,375	$49,867
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$26,146	$143,232	$106,698
Issuance of Class A and contingent Class A common stock and limited partnership interests for acquisitions	3,040	$21,899	$14,232

See accompanying Notes to Financial Statements.

BGC PARTNERS, INC.

(Parent Company Only)

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

The accompanying Parent Company Only Financial Statements of BGC Partners should be read in conjunction with the consolidated financial statements of BGC Partners and subsidiaries and the notes thereto. In addition, certain reclassifications have been made to previously reported amounts to conform to the current presentation.

For the year ended December 31, 2019, the Company declared and paid cash dividends of $0.56 per share to BGC Class A and Class B common stockholders. For the year ended December 31, 2018 and 2017, the comparable cash dividend amounts were $0.72 per share and $0.70 per share, respectively.
2.	Commitments, Contingencies and Guarantees

On March 13, 2015, subsidiaries of the Company entered into a secured loan arrangement of $28.2 million, under which it pledged certain fixed assets as security for a loan. This arrangement was guaranteed by the Parent Company, incurred interest at a fixed rate of 3.70% and matured on March 13, 2019, therefore there were no borrowings outstanding as of December 31, 2019. As of December 31, 2018, the Company had $1.8 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2018 was $0.1 million.

On July 10, 2015, the Company and GFI entered into a guarantee pursuant to which the Parent Company has guaranteed the obligations of GFI under GFI’s 8.375% Senior notes due in the remaining aggregate principal amount of $240.0 million and the indenture for the notes, dated as of July 19, 2011, between GFI and The Bank of New York Mellon Trust Company, N.A., as Trustee. Pursuant to the terms of the indenture, the interest rate on the notes was reduced effective July 19, 2015 as a result of prior ratings increases following the acquisition of GFI by BGC Partners. In addition, on January 13, 2016 the interest rate was further reduced as a result of another ratings increase. The Company and GFI will share any cost savings, including interest and other costs, resulting from the credit enhancement provided by BGC Partners.

On May 31, 2017, the Company entered into a secured loan arrangement of $29.9 million, under which it pledged certain fixed assets as security for a loan. This arrangement is guaranteed by the Parent Company, incurs interest at a fixed rate of 3.44% per year and matures on May 31, 2021. As of December 31, 2019 and December 31, 2018, the Company had $11.7 million and $19.2 million, respectively, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2019 was $2.3 million. The book value of the fixed assets pledged as of December 31, 2018 was $6.5 million.

On April 8, 2019, the Company entered into a secured loan arrangement of $15.0 million, under which it pledged certain fixed assets as security for a loan. This arrangement is guaranteed by the Parent Company, incurs interest at a fixed rate of 3.77% and matures on April 8, 2023. As of December 31, 2019, the Company had $13.2 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2019 was $8.1 million.
3.	Long-Term Debt

Unsecured Senior Revolving Credit and Converted Term Loan Agreement

On September 8, 2017, the Company entered into a committed unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. The revolving credit agreement provided for revolving loans of up to $400.0 million. The maturity date of the facility was September 8, 2019. On November 22, 2017, the Company and Newmark entered into an amendment to the unsecured senior revolving credit agreement. Pursuant to the amendment, the then-outstanding borrowings of the Company under the revolving credit facility were converted into a term loan. There was no change in the maturity date or interest rate. Effective December 13, 2017, Newmark assumed the obligations of the Company as borrower under the converted term loan. The Company remained a borrower under, and retained access to, the revolving credit facility for any future draws, subject to availability which increased as Newmark repaid the converted term loan. As of December 31, 2017, Newmark had $397.3 million borrowings outstanding under the converted term loan. During the year ended December 31, 2018, Newmark repaid the outstanding balance of the converted term loan. During the year ended December 31, 2018, the Company borrowed $195.0 million under the committed unsecured senior revolving credit agreement and subsequently repaid the $195.0 million during the year. Therefore, there were no borrowings outstanding as of December 31, 2018. The Company recorded interest expense of $1.0 million and $4.3 million for the years ended December 31, 2018 and 2017, respectively. The Company did not record any interest expense related to the committed unsecured revolving credit agreement for the year ended December 31, 2019.

On November 28, 2018, the Company entered into a new Revolving Credit Agreement which replaced the existing committed unsecured senior revolving credit agreement. The maturity date of the new Revolving Credit Agreement was November 28, 2020 and the maximum revolving loan balance has been reduced from $400.0 million to $350.0 million. Borrowings under this agreement bore interest at either LIBOR or a defined base rate plus additional margin. On December 11, 2019, the Company entered into an amendment to the new unsecured Revolving Credit Agreement. Pursuant to the amendment, the maturity date was extended to February 26, 2021. There was no change to the interest rate or the maximum revolving loan balance. As of December 31, 2019, there was $68.9 million of borrowings outstanding, net of deferred financing costs of $1.1 million, under the new unsecured Revolving Credit Agreement. The average interest rate on the outstanding borrowings was 3.88% for the year ended December 31, 2019. As of December 31, 2018, there were no borrowings outstanding under the new unsecured senior Revolving Credit Agreement. The Company recorded interest expense related to the unsecured senior Revolving Credit Agreement of $10.0 million and $0.3 million for the years ended December 31, 2019 and 2018, respectively. The Company did not record any interest expense related to the committed unsecured Revolving Credit Agreement for the year ended December 31, 2017.

Unsecured Senior Term Loan Credit Agreement

On September 8, 2017, the Company entered into a committed unsecured senior term loan credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. The term loan credit agreement provided for loans of up to $575.0 million. The maturity date of the agreement was September 8, 2019. On November 22, 2017, the Company and Newmark entered into an amendment to the unsecured senior term loan credit agreement. Pursuant to the term loan amendment and effective as of December 13, 2017, Newmark assumed the obligations of the Company as borrower under the senior term loan. There was no change in the maturity date or interest rate. As of December 31, 2017, Newmark had $270.7 million borrowings outstanding under the senior term loan. During the year ended December 31, 2018, Newmark repaid the outstanding balance of $270.7 million at which point the facility was terminated. As of December 31, 2019 and 2018, there were no borrowings outstanding under the senior term loan. The Company recorded interest expense related to the senior term loan of $8.4 million for the year ended December 31, 2017. The Company did not record any interest expense related to the senior term loan for the years ended December 31, 2019 and 2018.

8.125% Senior Notes

On June 26, 2012, the Company issued an aggregate of $112.5 million principal amount of 8.125% Senior Notes due 2042. The 8.125% Senior Notes are senior unsecured obligations of the Company. The 8.125% Senior Notes were redeemable for cash, in whole or in part, on or after June 26, 2017, at the Company’s option, at any time and from time to time, until maturity at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued but unpaid interest on the principal amount being redeemed to, but not including, the redemption date. The 8.125% Senior Notes were listed on the New York Stock Exchange under the symbol “BGCA.” The Company used the proceeds to repay short-term borrowings under its unsecured revolving credit facility and for general corporate purposes, including acquisitions. In connection with the issuance of the 8.125% Senior Notes, the Company lent the proceeds of the 8.125% Senior Notes to BGC U.S. OpCo, BGC U.S. OpCo issued the 2042 Promissory Note.

The initial carrying value of the 8.125% Senior Notes was $108.7 million, net of debt issuance costs of $3.8 million. The issuance costs were amortized as interest expense, and the carrying value of the 8.125% Senior Notes accreted to the face amount over the term of the 8.125% Senior Notes. On December 13, 2017, Newmark OpCo assumed all of the BGC U.S. OpCo’s rights and obligations under the 2042 Promissory Note. During the year ended December 31, 2018, Newmark repaid the Company in full for the 2042 Promissory Note, and the Company subsequently repaid the 8.125% Senior Notes on September 5, 2018. The Company did not record any interest expense related to the 8.125% Senior Notes for the years ended December 31, 2019 and 2018, as Newmark assumed this obligation in 2017.

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

The initial carrying value of the 5.375% Senior Notes was $295.1 million, net of the discount and debt issuance costs of $4.9 million. The issuance costs were amortized as interest expense, and the carrying value of the 5.375% Senior Notes accreted to the face amount over the term of the notes. During the year ended December 31, 2018, Newmark repaid the Company in full for the 2019 Promissory Note, and the Company subsequently redeemed the 5.375% Senior Notes on December 5, 2018. The Company did not record any interest expense related to the 5.375% Senior Notes for the years ended December 31, 2019 and 2018, as Newmark assumed this obligation in 2017.

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

The initial carrying value of the 5.125% Senior Notes was $295.8 million, net of the discount and debt issuance costs of $4.2 million. The issuance costs are amortized as interest expense and the carrying value of the 5.125% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 5.125% Senior Notes as of December 31, 2019 was $298.7 million. The Company recorded interest expense related to the 5.125% Senior Notes of $16.2 million, for each of the years ended December 31, 2019, 2018 and 2017.

5.375% Senior Notes due 2023

On July 24, 2018, the Company issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes due 2023. The 5.375% Senior Notes due 2023 are general senior unsecured obligations of the Company. These 5.375% Senior Notes due 2023 bear interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The 5.375% Senior Notes due 2023 will mature on July 24, 2023. The Company may redeem some or all of the 5.375% Senior Notes due 2023 at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 5.375% Senior Notes due 2023). If a “Change of Control Triggering Event” (as defined in the indenture related to the 5.375% Senior Notes due 2023) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes due 2023 was $444.2 million, net of the discount and debt issuance costs of $5.8 million. The issuance costs are amortized as interest expense and the carrying value of the 5.375% Senior Notes due 2023 will accrete up to the face amount over the term of the notes. The carrying value of the 5.375% Senior Notes as of December 31, 2019 was $445.2 million. The Company recorded interest expense related to the 5.375% Senior Notes due 2023 of $25.6 million $11.0 million for the years ended December 31, 2019 and December 31, 2018, respectively. The Company did not record any interest expense related to the 5.375 Senior Notes due 2023 during the year ended December 31, 2017.

3.750% Senior Notes

On September 27, 2019, the Company issued an aggregate of $300.0 million principal amount of 3.750% Senior Notes due October 1, 2024. The 3.750% Senior Notes are general unsecured obligations of the Company. The 3.750% Senior Notes bear interest at a rate of 3.750% per annum, payable on each April 1 and October 1, commencing April 1, 2020. The initial carrying value of the 3.750% Senior Notes was $296.1 million, net of discount and debt issuance costs of $3.9 million. The issuance costs will be amortized as interest expense and the carrying value of the 3.750% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 3.750% Senior Notes was $296.1 million as of December 31, 2019. The Company recorded interest expense related to the 3.750% Senior Notes of $3.2 million for the year ended December 31, 2019. The Company did not record any interest expense related to the 3.750% Senior Notes for the years ended December 31, 2018 and 2017.

Short-term Borrowings

On February 25, 2016, the Company entered into a committed unsecured credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, in which, the $25.0 million unsecured credit agreement entered into on December 24, 2015 with Bank of America, N.A. was terminated. Several of the Company’s domestic non-regulated subsidiaries are parties to the credit agreement as guarantors. The credit agreement provided for revolving loans of $150.0 million, with the option to increase the aggregate loans to $200.0 million. Borrowings under this facility bore interest at either LIBOR or a defined base rate plus an additional margin which ranges from 50 basis points to 250 basis points depending on the Company’s debt rating as determined by S&P and Fitch and whether such loan is a LIBOR loan or a base rate loan. The committed unsecured credit agreement was terminated on September 8, 2017, at which point the outstanding balance of $150.0 million was repaid. As of December 31, 2019 and 2018, there were no borrowings outstanding under either the $150.0 million facility or the terminated $25.0 million facility. The Company recorded interest expense related to the credit facility of $2.4 million for the year ended December 31, 2017.

4.Subsequent Events

 Extension of Revolving Credit Agreement

On February 26, 2020, the Company entered into a second amendment to the unsecured Revolving Credit Agreement, pursuant to which, the maturity date was extended by two years to February 26, 2023. The size of the Revolving Credit Agreement, along with the interest rate on the borrowings therefrom, remained unchanged.