Form 10-Q
period 2020-03-31
BGC Partners, Inc.
filed 2020-05-08
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

On May 6, 2020, the registrant had 311,650,006 shares of Class A common stock, $0.01 par value, and 45,884,380 shares of Class B common stock, $0.01 par value, outstanding.

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

Algomi	Algomi Limited, a wholly owned subsidiary of the Company, acquired on March 6, 2020

April 2008 distribution rights shares	Cantor’s deferred stock distribution rights provided to current and former Cantor partners on April 1, 2008

Aqua

Aqua Securities L.P., an alternative electronic trading platform that offers new pools of block liquidity to the global equities markets and is a 49%-owned equity method investment of the Company and 51% owned by Cantor

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

BGC Financial or BGCF	BGC Financial, L.P

BGC Global OpCo	BGC Global Holdings, L.P., an operating partnership that is owned jointly by BGC and BGC Holdings and which holds the non-U.S. businesses of BGC

BGC Group	BGC, BGC Holdings, and BGC U.S. OpCo, and their respective subsidiaries (other than, prior to the Spin-Off, the Newmark Group), collectively

BGC Holdings	BGC Holdings, L.P., an entity owned by Cantor, Founding Partners, BGC employee partners and, after the Separation, Newmark employee partners

TERM	DEFINITION

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

CCRE	Cantor Commercial Real Estate Company, L.P.

CECL	Current Expected Credit Losses

CEO Program	Controlled equity offering program

CF&Co	Cantor Fitzgerald & Co., a wholly owned broker-dealer subsidiary of Cantor

CFGM	CF Group Management, Inc., the general partner of Cantor

CFS	Cantor Fitzgerald Securities, a wholly owned broker-dealer subsidiary of Cantor

CFTC	Commodity Futures Trading Commission

Charity Day	BGC’s annual event held on September 11th where employees of the Company raise proceeds for charity

Class B Issuance

Issuance by BGC of 10,323,366 and 712,907 shares of BGC Class B common stock to Cantor and CFGM, respectively, in exchange for 11,036,273 shares of BGC Class A common stock under the Exchange Agreement, completed on November 23, 2018

CLOB	Central limit order book

CME	CME Group Inc., the company that acquired NEX in November 2018

Company	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

Compensation Committee	Compensation Committee of the Board

Contribution Ratio	Equal to a BGC Holdings limited partnership interest multiplied by one, divided by 2.2 (or 0.4545)

Converted Term Loan

BGC’s term loan in an aggregate principal amount of $400.0 million entered into on November 22, 2017 in conversion of its then-outstanding borrowings under its revolving credit facility, which Converted Term Loan was assumed by Newmark in connection with the Separation and was repaid on November 6, 2018

COVID-19	Coronavirus Disease 2019

CRD	Capital Requirements Directive

TERM	DEFINITION

Credit Facility	A $150.0 million credit facility between the Company and an affiliate of Cantor entered into on April 21, 2017, which was terminated on March 19, 2018

CSC	CSC Commodities UK Limited

Distribution Date	November 30, 2018, the date that BGC and BGC Holdings completed the Spin-Off and the BGC Holdings Distribution

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

ECB	European Central Bank

Ed Broking	Ed Broking Group Limited, a wholly owned subsidiary of the Company, acquired on January 31, 2019

EMIR	European Market Infrastructure Regulation

EPS	Earnings Per Share

Equity Plan	Seventh Amended and Restated Long Term Incentive Plan, approved by the Company’s stockholders at the annual meeting of stockholders on June 22, 2016

ESG	Environmental, social and governance

eSpeed

Various assets comprising the Fully Electronic portion of the Company’s former benchmark on-the-run U.S. Treasury brokerage, market data and co-location service businesses, sold to Nasdaq on June 28, 2013

ETR	Effective tax rate

EU	European Union

Exchange Act	Securities Exchange Act of 1934, as amended

Exchange Agreement

A letter agreement by and between BGC Partners and Cantor and CFGM, dated June 5, 2015, that grants Cantor and CFGM the right to exchange shares of BGC Class A common stock into shares of BGC Class B common stock on a one-to-one basis up to the limits described therein

Exchange Ratio	Ratio by which a Newmark Holdings limited partnership interest can be exchanged for shares of Newmark Class A or Class B common stock

FASB	Financial Accounting Standards Board

FCA FCM	Financial Conduct Authority of the U.K. Futures Commission Merchant

February 2012 distribution rights shares	Cantor’s deferred stock distribution obligations provided to current and former Cantor partners on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions

Fenics

BGC’s group of electronic brands, offering a number of market infrastructure and connectivity services, Fully Electronic marketplaces, and the Fully Electronic brokerage of certain products that also may trade via Voice and Hybrid execution. The full suite of Fenics offerings include market data and related information services, Fully Electronic brokerage, connectivity software, compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions

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

Founding/Working Partners	Holders of FPUs

FPUs	Founding/Working Partners units of BGC Holdings or Newmark Holdings that are generally redeemed upon termination of employment

Freedom	Freedom International Brokerage Company

Fully Electronic	Broking transactions intermediated on a solely electronic basis rather than by Voice or Hybrid Broking

FX	Foreign exchange

GDPR	General Data Protection Regulation

GFI	GFI Group Inc., a wholly owned subsidiary of the Company, acquired on January 12, 2016

GFI Merger

Acquisition of GFI by a wholly owned subsidiary of the Company pursuant to the GFI Merger Agreement, completed on January 12, 2016 after BGC’s acquisition of Jersey Partners, Inc., GFI’s largest shareholder

GFI Merger Agreement	Agreement in connection with the GFI Merger, dated December 22, 2015

GILTI	Global intangible low-taxed income

Ginga Petroleum	Ginga Petroleum (Singapore) Pte Ltd, a wholly owned subsidiary of the Company, acquired on March 12, 2019

HDUs	LPUs with capital accounts, which are liability awards recorded in “Accrued compensation” in our unaudited condensed consolidated statements of financial condition

Hybrid	Broking transactions executed by brokers and involving some element of Voice Broking and electronic trading

ICAP	ICAP plc, a part of TP ICAP group; and a leading markets operator and provider of execution and information services

ICE	Intercontinental Exchange

IMO	Initial Margin Optimization

Incentive Plan	The Company’s Second Amended and Restated Incentive Bonus Compensation Plan, approved by the Company’s stockholders at the annual meeting of stockholders on June 6, 2017

Intercompany Credit Agreement

Agreement between the Company and Newmark entered into on December 13, 2017 that provided for each party to issue revolving loans to the other party in the lender’s discretion, as amended March 19, 2018

Investment in Newmark	Purchase of 16.6 million Newmark Holdings limited partnership units for $242.0 million by BGC Partners and BGC U.S. OpCo on March 7, 2018

Legacy BGC Holdings Units	BGC Holdings LPUs outstanding immediately prior to the Separation

Legacy Newmark Holdings Units	Newmark Holdings LPUs issued in connection with the Separation

LGD	Loss Given Default

TERM	DEFINITION

LIBOR	London Interbank Offering Rate

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

N Units

Non-distributing partnership units of BGC Holdings or Newmark Holdings that may not be allocated any item of profit or loss, and may not be made exchangeable into shares of Class A common stock. Which units may include NREUs, NPREUs, NLPUs, NPLPUs, NPSUs, and NPPSUs

OCI

Other comprehensive income (loss), including gains and losses on cash flow and net investment hedges, unrealized gains and losses on available for sale securities (in periods prior to January 1, 2018), certain gains and losses relating to pension and other retirement benefit obligations and foreign currency translation adjustments

OECD	Organization for Economic Cooperation and Development

OTC	Over-the-counter

OTF	Organized Trading Facility, a regulated execution venue category introduced by MiFID II

TERM	DEFINITION

PCD assets	Purchased financial assets with deterioration in credit quality since origination

PD	Probability of default

Period Cost Method	Treatment of taxes associated with the GILTI provision as a current period expense when incurred rather than recording deferred taxes for basis differences

Poten & Partners	Poten & Partners Group, Inc., a wholly owned subsidiary of the Company, acquired on November 15, 2018

Preferred Distribution

Allocation of net profits of BGC Holdings or Newmark Holdings to holders of Preferred Units, at a rate of either 0.6875% (i.e., 2.75% per calendar year) or such other amount as set forth in the award documentation

Preferred Units

Preferred partnership units of BGC Holdings or Newmark Holdings, such as PPSUs, which are settled for cash, rather than made exchangeable into shares of Class A common stock, are only entitled to a Preferred Distribution, and are not included in BGC’s or Newmark’s fully diluted share count

Real Estate L.P.	CF Real Estate Finance Holdings, L.P., a commercial real estate-related financial and investment business controlled and managed by Cantor, of which Newmark owns a minority interest

Real GDP

Real gross domestic product is a macroeconomic measure of the value of economic output adjusted for price changes (i.e. inflation or deflation). This adjustment transforms the money-value measure, nominal GDP, into an index for quantity of total output

Record Date	Close of business on November 23, 2018, in connection with the Spin-Off

Repurchase Agreements	Securities sold under agreements to repurchase that are recorded at contractual amounts, including interest, and accounted for as collateralized financing transactions

Revolving Credit Agreement

The Company’s unsecured senior revolving credit facility with Bank of America, N.A., as administrative agent, and a syndicate of lenders, dated as of November 28, 2018, that provides for a maximum revolving loan balance of $350.0 million, bearing interest at either LIBOR or a defined base rate plus additional margin, amended on December 11, 2019 to extend the maturity date to February 26, 2021 and further amended on February 26, 2020 to extend the maturity date to February 26, 2023

ROU	Right-of-Use

RSUs

BGC or Newmark unvested restricted stock units, payable in shares of BGC Class A common stock or Newmark Class A common stock, respectively, held by certain employees of BGC Partners or Newmark and other persons who have provided services to BGC Partners or Newmark, or issued in connection with certain acquisitions

SaaS	Software as a service

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

SEF	Swap execution facility

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

TERM	DEFINITION

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

Tower Bridge	Tower Bridge International Services L.P., a subsidiary of the Company that is 52% owned by the Company and 48% owned by Cantor

TP ICAP	TP ICAP plc, an entity formed in December 2016, formerly known as Tullett

Tullett	Tullett Prebon plc, a part of TP ICAP group and an interdealer broker, primarily operating as an intermediary in the wholesale financial and energy sectors

U.K.	United Kingdom

U.S. GAAP or GAAP	Generally accepted accounting principles in the United States

UBT	Unincorporated Business Tax

UP-C	Umbrella Partnership/C-Corporation Structure

VIE	Variable interest entity

Voice	Voice-only broking transactions executed by brokers over the telephone

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

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:

•

the impact of the COVID-19 pandemic on our operations, including the continued ability of our employees, customers, clients and third-party service providers to perform their functions at normal levels and the availability of the requisite technology to execute trades in certain fully electronic offerings while working remotely;

•

macroeconomic and other challenges and uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, financial markets and consumer and corporate clients and customers, including economic activity, employment levels and market liquidity, as well as the various actions taken in response to the challenges and uncertainties by governments, central banks and others, including us;

•

market conditions, including trading volume and volatility resulting from the effects of COVID-19 or otherwise, possible disruptions in trading, potential deterioration of equity and debt capital markets, impact of significant changes in interest rates and our ability to access the capital markets as needed or on reasonable terms and conditions;

•	pricing, commissions and fees, and market position with respect to any of our products and services and those of our competitors;
•	the effect of industry concentration and reorganization, reduction of customers, and consolidation;
•

liquidity, regulatory, cash and clearing capital requirements and the impact of credit market events, including the impact of COVID-19 and actions taken by governments and businesses in response thereto on the credit markets and interest rates;

•

our relationships and transactions with Cantor and its affiliates, including CF&Co, and CCRE, our structure, including BGC Holdings, which is owned by us, Cantor, our employee partners and other partners, and the BGC OpCos, which are owned jointly by us and BGC Holdings, any possible changes to our structure, any related transactions, conflicts of interest or litigation, any impact of Cantor’s results on our credit ratings and associated outlooks, any loans to or from us or Cantor, BGC Holdings, or the BGC OpCos, including the balances and interest rates thereof from time to time and any convertible or equity features of any such loans, CF&Co’s acting as our sales agent or underwriter under our CEO program or other offerings, Cantor’s holdings of our debt securities, CF&Co’s acting as a market maker in our debt securities, CF&Co’s acting as our financial advisor in connection with potential acquisitions, dispositions, or other transactions and our participation in various investments, stock loans or cash management vehicles placed by or recommended by CF&Co;

•

the impact on our stock price of the reduction of our dividend and potential future changes in our dividend policy, as well as reductions in BGC Holdings distributions to partners and the related impact of such reductions, as well as layoffs, salary cuts, and expected lower commissions or bonuses on the repayment of partner loans;

•	the integration of acquired businesses with our other businesses;
•	the rebranding of our current businesses or risks related to any potential dispositions of all or any portion of our existing or acquired businesses;
•	market volatility as a result of the effects of COVID-19, which may not be sustainable or predictable in future periods;
•

economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including the impact of COVID-19 on the global markets, and related government stimulus packages, government “shelter-in-place” mandates and other restrictions on business and commercial activity and timing of reopening of world economies, uncertainty regarding the nature, timing and consequences of the U.K.’s exit from the EU following the withdrawal process, proposed transition period and related rulings, including potential reduction in investment in the U.K., and the pursuit of trade, border control or other related policies by the U.S. and/or other countries (including U.S.- China trade relations), political and labor unrest in France, Hong Kong, China, and other jurisdictions, conflict in the Middle East, the impact of U.S. government shutdowns, elections, and the impact of terrorist acts, acts of war or other violence or political unrest, as well as natural disasters or weather-related or similar events, including hurricanes as well as power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services and the impacts of pandemics and other international health emergencies, including COVID-19;

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
•

the effect on our businesses of changes in interest rates, changes in benchmarks, including the phase out of LIBOR, the level of worldwide governmental debt issuances, austerity programs, government stimulus packages related to COVID-19, increases or decreases in deficits and the impact of increased government tax rates, and other changes to monetary policy, and potential political impasses or regulatory requirements, including increased capital requirements for banks and other institutions or changes in legislation, regulations and priorities;

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

•

the effect on our businesses of any extraordinary transactions, including the possible restructuring of our partnership into a corporate structure, including potential dilution and other impacts, as well as the continuing effects on our businesses and operations of the Spin-Off, to our stockholders, including Cantor and our executive officers, of all of the shares of common stock of our publicly traded affiliate, Newmark, which were owned by us immediately prior to the effective time of the Spin-Off; including any equity-based compensation paid to our employees, including our executive officers, in the form of shares of Newmark or units of Newmark Holdings, for services rendered to us, and any equity-based compensation paid to Newmark employees, including our executive officers, in the form of our shares or units of BGC Holdings for services rendered to Newmark, following the Spin-Off;

•

costs and expenses of developing, maintaining, and protecting our intellectual property, as well as employment, regulatory, and other litigation and proceedings, and their related costs, including judgments, indemnities, fines, or settlements paid and the impact thereof on our financial results and cash flows in any given period;

•

certain financial risks, including the possibility of future losses, reduced cash flows from operations, increased leverage, reduced availability under our revolving credit facility resulting from recent borrowings and the need for short- or long-term borrowings, including from Cantor, our ability to refinance our indebtedness, including in the credit markets weakened by the impact of COVID-19 and changes to interest rates and liquidity or our access to other sources of cash relating to acquisitions, dispositions, or other matters, potential liquidity and other risks relating to our ability to maintain continued access to credit and availability of financing necessary to support our ongoing business needs, on terms acceptable to us, if at all, and risks associated with the resulting leverage, including potentially causing a reduction in our credit ratings and the associated outlooks and increased borrowing costs as well as interest rate and foreign currency exchange rate fluctuations;

•

risks associated with the temporary or longer-term investment of our available cash, including in the BGC OpCos, defaults or impairments on our investments, joint venture interests, stock loans or cash management vehicles and collectability of loan balances owed to us by partners, employees, the BGC OpCos or others;

•

our ability to enter new markets or develop new products, trading desks, marketplaces, or services for existing or new clients, including efforts to convert certain existing products to a Fully Electronic trade execution, and to induce such clients to use these products, trading desks, marketplaces, or services and to secure and maintain market share, including changes to the likelihood or timing of such efforts due to COVID-19 or other measures;

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
•

information technology risks, including capacity constraints, failures, or disruptions in our systems or those of the clients, counterparties, exchanges, clearing facilities, or other parties with which we interact, including increased demands on such systems and on the telecommunications infrastructure from remote working during the COVID-19 pandemic, cyber-security risks and incidents, compliance with regulations requiring data minimization and protection and preservation of records of access and transfers of data, privacy risk and exposure to potential liability and regulatory focus;

•	the effectiveness of our governance, risk management, and oversight procedures and impact of any potential transactions or relationships with related parties;
•

the impact of our ESG or “sustainability” ratings on the decisions by clients, investors, potential clients and other parties with respect to our businesses, investments in us or the market for and trading price of BGC Class A common stock or other matters;

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

•

the impact of our recent significant reductions to our dividend and distributions and  the timing of any future dividend or distributions, including our ability to meet expectations with respect to payments of dividends and distributions and repurchases of shares of our Class A common stock and purchases or redemptions of limited partnership interests of BGC Holdings, or other equity interests in us or any of our other subsidiaries, including the BGC OpCos, including from Cantor, our executive officers, other employees, partners, and others, and the net proceeds to be realized by us from offerings of shares of BGC Class A common stock; and

•

the effect on the market for and trading price of our Class A common stock due to COVID-19 and other market factors as well as on various offerings and other transactions, including our CEO program and other offerings of our Class A common stock and convertible or exchangeable debt or other securities, our repurchases of shares of our Class A common stock and purchases or redemptions of BGC Holdings limited partnership interests or other equity interests in us or in our subsidiaries, any exchanges by Cantor of shares of our Class A common stock for shares of our Class B common stock, any exchanges or redemptions of limited partnership units and issuances of shares of our Class A common stock in connection therewith, including in corporate or partnership restructurings, our payment of dividends on our Class A common stock and distributions on limited partnership interests of BGC Holdings and the BGC OpCos, convertible arbitrage, hedging, and other transactions engaged in by us or holders of our outstanding shares, debt or other securities, share sales and stock pledge, stock loans, and other financing transactions by holders of our shares (including by Cantor or others), including of shares acquired pursuant to our employee benefit plans, unit exchanges and redemptions, corporate or partnership restructurings, acquisitions, conversions of our Class B common stock and our other convertible securities, stock pledge, stock loan, or other financing transactions, and distributions from Cantor pursuant to Cantor’s distribution rights obligations and other distributions to Cantor partners, including deferred distribution rights shares.

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

Our website address is www.bgcpartners.com. Through our website, we make available, free of charge, the following documents as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC: our Annual Reports on Form 10-K; our proxy statements for our annual and special stockholder meetings; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; Forms 3, 4 and 5 and Schedules 13D with respect to our securities filed on behalf of Cantor, CFGM, our directors and our executive officers; and amendments to those documents. Our website also contains additional information with respect to our industry and businesses. The information contained on, or that may be accessed through, our website is not part of, and is not incorporated into, this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

(unaudited)

	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$455,016	$415,379
Cash segregated under regulatory requirements	202,346	220,735
Securities owned	57,529	57,525
Marketable securities	245	14,228
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	2,302,726	551,445
Accrued commissions and other receivables, net	820,887	778,415
Loans, forgivable loans and other receivables from employees and partners, net	339,259	315,590
Fixed assets, net	203,015	204,841
Investments	38,966	40,349
Goodwill	552,001	553,745
Other intangible assets, net	302,424	303,224
Receivables from related parties	6,589	14,273
Other assets	447,156	446,371
Total assets	$5,728,159	$3,916,120
Liabilities, Redeemable Partnership Interest, and Equity
Short-term borrowings	$3,847	$4,962
Repurchase agreements	512	—
Securities loaned	2,973	13,902
Accrued compensation	234,826	215,085
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	2,178,000	416,566
Payables to related parties	8,511	72,497
Accounts payable, accrued and other liabilities	1,191,856	1,283,046
Notes payable and other borrowings	1,368,221	1,142,687
Total liabilities	4,988,746	3,148,745
Commitments, contingencies and guarantees (Note 20)
Redeemable partnership interest	23,457	23,638
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 750,000 shares authorized; 361,583 and 358,440 shares issued at March 31, 2020 and December 31, 2019, respectively; and 311,058 and 307,915 shares outstanding at March 31, 2020 and December 31, 2019, respectively	3,616	3,584
Class B common stock, par value $0.01 per share; 150,000 shares authorized; 45,884 shares issued and outstanding at March 31, 2020 and December 31, 2019, convertible into Class A common stock	459	459
Additional paid-in capital	2,293,065	2,271,947
Treasury stock, at cost: 50,525 and 50,525 shares of Class A common stock at each of March 31, 2020 and December 31, 2019	(315,308)	(315,308)
Retained deficit	(1,277,956)	(1,241,754)
Accumulated other comprehensive income (loss)	(44,082)	(33,102)
Total stockholders’ equity	659,794	685,826
Noncontrolling interest in subsidiaries	56,162	57,911
Total equity	715,956	743,737
Total liabilities, redeemable partnership interest, and equity	$5,728,159	$3,916,120

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Commissions	$455,855	$430,182
Principal transactions	113,311	84,230
Fees from related parties	5,521	5,795
Data, software and post-trade	19,398	17,910
Interest income	4,161	3,665
Other revenues	4,921	2,969
Total revenues	603,167	544,751
Expenses:
Compensation and employee benefits	344,749	288,000
Equity-based compensation and allocations of net income to limited partnership units and FPUs	42,204	12,141
Total compensation and employee benefits	386,953	300,141
Occupancy and equipment	51,074	46,002
Fees to related parties	5,435	2,927
Professional and consulting fees	19,956	20,005
Communications	30,521	30,411
Selling and promotion	18,699	18,402
Commissions and floor brokerage	19,277	14,618
Interest expense	17,334	13,198
Other expenses	19,188	24,015
Total expenses	568,437	469,719
Other income (losses) , net:
Gain (loss) on divestitures and sale of investments	—	20,054
Gains (losses) on equity method investments	1,023	783
Other income (loss)	(6,015)	21,202
Total other income (losses), net	(4,992)	42,039
Income (loss) from operations before income taxes	29,738	117,071
Provision (benefit) for income taxes	8,706	29,897
Consolidated net income (loss)	$21,032	$87,174
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	6,718	25,306
Net income (loss) available to common stockholders	$14,314	$61,868
Per share data:
Basic earnings (loss) per share
Net income (loss) available to common stockholders	$14,314	$61,868
Basic earnings (loss) per share	$0.04	$0.18
Basic weighted-average shares of common stock outstanding	358,001	338,403
Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$20,259	$90,765
Fully diluted earnings (loss) per share	$0.04	$0.18
Fully diluted weighted-average shares of common stock outstanding	538,442	516,066

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Consolidated net income (loss)	$21,032	$87,174
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(19,359)	987
Benefit plans	9,150	—
Total other comprehensive income (loss), net of tax	(10,209)	987
Comprehensive income (loss)	10,823	88,161
Less: Comprehensive income (loss) attributable to noncontrolling interest in subsidiaries, net of tax	7,489	25,381
Comprehensive income (loss) attributable to common stockholders	$3,334	$62,780

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$21,032	$87,174
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Fixed asset depreciation and intangible asset amortization	21,923	18,464
Employee loan amortization and reserves on employee loans	14,551	6,574
Equity-based compensation and allocations of net income to limited partnership units and FPUs	42,204	12,141
Deferred compensation expense	187	(7)
Losses (gains) on equity method investments	(1,023)	(783)
Realized losses (gains) on marketable securities	(289)	(2,487)
Unrealized losses (gains) on marketable securities	—	21
Loss (gains) on other investments	40	(20,395)
Amortization of discount (premium) on notes payable	1,098	519
Impairment of fixed assets, intangible assets and investments	7,253	357
Deferred tax provision (benefit)	786	(1,896)
Change in estimated acquisition earn-out payables	(1,141)	(1,482)
Consolidated net income (loss), adjusted for non-cash and non-operating items	106,621	98,200
Decrease (increase) in operating assets:
Securities owned	(131)	(1,738)
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(1,753,696)	(1,065,889)
Accrued commissions receivable, net	(59,682)	(46,275)
Loans, forgivable loans and other receivables from employees and partners, net	(34,183)	(28,420)
Receivables from related parties	9,004	(882)
Other assets	7,698	(12,431)
Increase (decrease) in operating liabilities:
Repurchase agreements	512	3,341
Securities loaned	(10,929)	9,928
Accrued compensation	22,413	(21,688)
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	1,760,191	1,035,134
Payables to related parties	(59,153)	(2,023)
Accounts payable, accrued and other liabilities	(60,259)	(28,035)
Net cash provided by (used in) operating activities	$(71,594)	$(60,778)

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(6,631)	$(12,123)
Capitalization of software development costs	(12,931)	(6,259)
Purchase of equity method investments	(245)	(368)
Payments for acquisitions, net of cash and restricted cash acquired	(7,938)	26,265
Proceeds from sale of marketable securities	11,362	4,553
Purchase of assets	(2,000)	—
Net cash provided by (used in) investing activities	$(18,383)	$12,068

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt and collateralized borrowings	$(3,402)	$(3,731)
Issuance of long-term debt and collateralized borrowings, net of deferred issuance costs	227,837	249,450
Earnings distributions to limited partnership interests and other noncontrolling interests	(29,578)	(27,188)
Redemption and repurchase of limited partnership interests	(16,575)	(5,201)
Dividends to stockholders	(49,633)	(47,434)
Repurchase of Class A common stock	—	(1,236)
Payments on acquisition earn-outs	(3,928)	(5,903)
Net cash provided by (used in) financing activities	$124,721	$158,757
Effect of exchange rate changes on Cash and cash equivalents and Cash segregated under regulatory requirements	(13,496)	1,291
Net increase (decrease) in Cash and cash equivalents and Cash segregated under regulatory requirements	21,248	111,338
Cash and cash equivalents and Cash segregated under regulatory requirements at beginning of period	636,114	416,778
Cash and cash equivalents and Cash segregated under regulatory requirements at end of period	$657,362	$528,116
Supplemental cash information:
Cash paid during the period for taxes	$17,461	$5,722
Cash paid during the period for interest	15,394	13,835
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$3,264	$9,736
Issuance of Class A and contingent Class A common stock and limited partnership interests for acquisitions	1,399	1,874
Right-of-use assets and liabilities	7,654	190,219

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2020

(in thousands, except share amounts)

(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2020	$3,584	$459	$2,271,947	$(315,308)	$(1,241,754)	$(33,102)	$57,911	743,737
Consolidated net income (loss)	—	—	—	—	14,314	—	6,718	21,032
Other comprehensive gain, net of tax	—	—	—	—	—	(10,980)	771	(10,209)
Equity-based compensation, 696,507 shares	7	—	1,833	—	—	—	866	2,706
Dividends to common stockholders	—	—	—	—	(49,633)	—	—	(49,633)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(18,200)	(18,200)
Grant of exchangeability and redemption of limited partnership interests, issuance of 2,105,401 shares	21	—	17,029	—	—	—	7,748	24,798
Issuance of Class A common stock (net of costs), 71,663 shares	1	—	232	—	—	—	60	293
Contributions of capital to and from Cantor for equity-based compensation	—	—	729	—	—	—	489	1,218
Issuance of Class A common stock and RSUs for acquisitions, 270,496 shares	3	—	1,179	—	—	—	217	1,399
Cumulative effect of current expected credit losses standard adoption	—	—	—	—	(883)	—	(417)	(1,300)
Other	—	—	116	—	—	—	(1)	115
Balance, March 31, 2020	$3,616	$459	$2,293,065	$(315,308)	$(1,277,956)	$(44,082)	$56,162	$715,956
	For the three months ended March 31,
	2020	2019
Dividends declared per share of common stock	$0.14	$0.14
Dividends declared and paid per share of common stock	$0.14	$0.14

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2019

(in thousands, except share amounts)

(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2019	$3,417	$459	$2,208,221	$(314,240)	$(1,105,019)	$(24,465)	$94,801	$863,174
Consolidated net income (loss)	—	—	—	—	61,868	—	25,306	87,174
Other comprehensive gain, net of tax	—	—	—	—	—	912	75	987
Equity-based compensation, 240,335 shares	2	—	1,360	—	—	—	656	2,018
Dividends to common stockholders	—	—	—	—	(47,434)	—	—	(47,434)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(27,188)	(27,188)
Grant of exchangeability and redemption of limited partnership interests, issuance of 1,820,588 shares	19	—	(190)	—	—	—	529	358
Issuance of Class A common stock (net of costs), 61,642 shares	1	—	237	—	—	—	65	303
Redemption of FPUs, 2,300 units	—	—	—	—	—	—	(10)	(10)
Repurchase of Class A common stock, 233,172 shares	—	—	—	(970)	—	—	(266)	(1,236)
Contributions of capital to and from Cantor for equity-based compensation	—	—	(271)	—	—	—	(109)	(380)
Issuance of Class A common stock and RSUs for acquisitions, 18,217 shares	—	—	1,471	—	—	—	403	1,874
Other	—	—	(795)	—	—	—	(199)	(994)
Balance, March 31, 2019	$3,439	$459	$2,210,033	$(315,210)	$(1,090,585)	$(23,553)	$94,063	$878,646

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

The Company previously offered real estate services through its publicly traded subsidiary, Newmark Group, Inc. (NASDAQ: NMRK). On November 30, 2018, BGC completed the Spin-Off, with shares of Newmark Class A common stock distributed to the holders of shares of BGC Class A common stock (including directors and executive officers of BGC Partners) of record as of the close of business on the Record Date and shares of Newmark Class B common stock distributed to the holders of shares of BGC Partners Class B common stock (consisting of Cantor and CFGM) of record as of the close of business on the Record Date. The Spin-Off was effective as of 12:01 a.m., New York City time, on the Distribution Date.

Spin-Off of Newmark

On November 30, 2018, the Company completed the Spin-Off. Based on the number of shares of BGC common stock outstanding on the Record Date, BGC’s stockholders as of the Record Date received 0.463895 of a share of Newmark Class A common stock for each share of BGC Class A common stock held as of the Record Date, and 0.463895 of a share of Newmark Class B common stock for each share of BGC Class B common stock held as of the Record Date. No fractional shares of Newmark common stock were distributed in the Spin-Off. Instead, BGC stockholders received cash in lieu of any fraction of a share of Newmark common stock that they otherwise would have received in the Spin-Off.

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

On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, to distribute pro-rata all of the 1,458,931 exchangeable LPUs of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the BGC Holdings Distribution to its limited partners entitled to receive distributions on their BGC Holdings units who were holders as of the Record Date (including Cantor and executive officers of BGC). The Newmark Holdings units distributed to BGC Holdings partners in the BGC Holdings Distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 449,917 Newmark Holdings units received by Cantor also into shares of Newmark Class B common stock, at the current Exchange Ratio of 0.9461 shares of Newmark common stock per Newmark Holdings unit (subject to adjustment).

See Note 1—“Organization and Basis of Presentation” to the Company’s consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K as of December 31, 2019, for further information regarding the transactions related to the IPO and Spin-Off of Newmark.

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

Effective with the three months ended March 31, 2019, the Company changed the line item formerly known as “Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock” to “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the Company’s unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows. The change resulted in the reclassification of amortization charges related to equity-based awards such as REUs and RSUs from “Compensation and employee benefits” to “Equity-based compensation and allocations of net income to limited partnership units and FPUs.” This change in presentation had no impact on the Company’s “Total compensation and employee benefits” nor “Total expenses.”

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

•

Charges with respect to the grant of exchangeability, such as the right of holders of LPUs with no capital accounts, such as PSUs, to exchange the units into shares of Class A common stock or HDUs, as well as the cash paid in the settlement of the related Preferred Units to pay the withholding taxes owed by the unit holder upon such exchange.

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

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which relates to how an entity recognizes the revenue it expects to be entitled to for the transfer of promised goods and services to customers. The ASU replaced certain previously existing revenue recognition guidance. The FASB has subsequently issued several additional amendments to the standard, including ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance on principal versus agent analysis based on the notion of control and affects recognition of revenue on a gross or net basis. The Company adopted the new revenue recognition guidance on its required effective date of January 1, 2018 using the modified retrospective transition approach applied to contracts that were not completed as of the adoption date. Accordingly, the new revenue standard is applied prospectively in the Company’s financial statements from January 1, 2018 onward and reported financial information for historical comparable periods is not revised and continues to be reported under the accounting standards in effect during those historical periods. The new revenue recognition guidance does not apply to revenues associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, and as a result, it did not have a material impact on the elements of the Company’s unaudited condensed consolidated statements of operations most closely associated with financial instruments such as revenues from Principal transactions. As a result, the adoption of the new revenue recognition guidance as of January 1, 2018 did not have a material impact on the Company’s unaudited condensed consolidated financial statements. Further, the adoption of the new guidance on principal versus agent considerations impacted the Company’s presentation of revenues versus expenses incurred on behalf of customers for certain commissions contracts. The Company concluded that it controls the services provided by a third party on behalf of the customers and, therefore, acts as a principal under those contracts. Accordingly, upon adoption on January 1, 2018 and going forward, for these commission-related contracts the Company began to present expenses incurred on behalf of its customers along with a corresponding reimbursement revenue on a gross basis in its consolidated statements of operations, with no impact to Net income (loss) available to common stockholders. See Note 24—“Revenue from Contracts with Customers” for additional information.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires lessees to recognize an ROU asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. Accounting guidance for lessors is mostly unchanged. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other issues. In addition, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provided an additional (and optional) transition method to adopt the new leases standard. Under the new transition method, a reporting entity would initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption; continue to report comparative periods presented in the financial statements in the period of adoption in accordance with legacy U.S. GAAP (i.e., ASC 840, Leases); and provide the required disclosures under ASC 840 for all periods presented under legacy U.S. GAAP. Further, ASU 2018-11 contains a practical expedient that allows lessors to avoid separating lease and associated non-lease components within a contract if certain criteria are met. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors, to clarify guidance for lessors on sales taxes and other similar taxes collected from lessees, certain lessor costs and recognition of variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842), Codification Improvements, to clarify certain application and transitional disclosure aspects of the new leases standard. The amendments address determination of the fair value of the underlying asset by lessors that are not manufacturers or dealers and clarify interim period transition disclosure requirements, among other issues. The guidance in ASUs 2016-02, 2018-10, 2018-11 and 2018-20 was effective beginning January 1, 2019, with early adoption permitted; whereas the guidance in ASU 2019-01 is effective beginning January 1, 2020, with early adoption permitted. The Company adopted the abovementioned standards on January 1, 2019 using the effective date as the date of initial application. Therefore, pursuant to this transition method financial information was not updated and the disclosures required under the new leases standards were not provided for dates and periods before January 1, 2019. The guidance provides a number of optional practical expedients to be utilized by lessees upon transition. Accordingly, BGC elected the “package of practical expedients,” which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. BGC did not elect the use-of-hindsight or the practical expedient pertaining to land easements, with the latter not being applicable to the Company. The standard also provides practical expedients for an entity’s ongoing accounting as a lessee. BGC elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets and lease liabilities, and this includes not recognizing ROU assets and lease liabilities for existing short-term leases of those assets upon transition. The Company also elected the practical expedient to not separate lease and non-lease components for all of leases other than leases of real estate. As a result upon adoption, acting primarily as a lessee, BGC recognized a $192.4 million ROU asset and a $206.0 million lease liability on its unaudited condensed consolidated statements of financial condition for its real estate and equipment operating leases. The adoption of the guidance did not have a material impact on the Company’s unaudited condensed consolidated statements of operations, unaudited condensed consolidated statements of changes in equity and unaudited condensed consolidated statements of cash flows. See Note 25 —“Leases” for additional information on the Company’s leasing arrangements.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance helps organizations address certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act by providing an option to reclassify these stranded tax effects to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The standard became effective for BGC on January 1, 2019. The guidance was required to be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company adopted the guidance starting on January 1, 2019. The adoption of the standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

In July 2019, the FASB issued ASU No. 2019-07, Codification Updates to SEC Sections—Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates. The guidance clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with already effective SEC final rules, thereby eliminating redundancies and making the codification easier to apply. This ASU was effective upon issuance, and it did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, which requires financial assets that are measured at amortized cost to be presented, net of an allowance for credit losses, at the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets, as well as changes to credit losses during the period, are recognized in earnings. For certain PCD assets, the initial allowance for expected credit losses is recorded as an increase to the purchase price. Expected credit losses, including losses on off-balance-sheet exposures such as lending commitments, are measured based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The new standard became effective for the Company beginning January 1, 2020, under a modified retrospective approach, and early adoption was permitted. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, to clarify that operating lease receivables accounted for under ASC 842, Leases, are not in the scope of the new credit losses guidance, and, instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The ASU makes changes to the guidance introduced or amended by ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments. See below for the description of the amendments stipulated in ASU No. 2019-04. In addition, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. The amendments in this ASU allow entities, upon adoption of ASU No. 2016-13, to irrevocably elect the fair value option for financial instruments that were previously carried at amortized cost and are eligible for the fair value option under ASC 825-10, Financial Instruments: Overall. In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The amendments in this ASU require entities to include certain expected recoveries of the amortized cost basis previously written off, or expected to be written off, in the allowance for credit losses for PCD assets; provide transition relief related to troubled debt restructurings; allow entities to exclude accrued interest amounts from certain required disclosures; and clarify the requirements for applying the collateral maintenance practical expedient. The amendments in ASUs No. 2018-19, 2019-04, 2019-05 and 2019-11 were required to be adopted concurrently with the guidance in ASU No. 2016-13. BGC adopted the standards on their required effective date beginning January 1, 2020. The primary effect of adoption related to the increase in the allowances for credit losses for Accrued commissions receivable, and Loans, forgivable loans and other receivables from employees and partners. As a result, on a pre-tax basis, the Company recognized a decrease in assets and noncontrolling interest in subsidiaries, and an increase in retained deficit, of approximately $1.9 million, $0.6 million, and $1.3 million, respectively, as of January 1, 2020. The tax effect of the impact of the adoption was an increase in assets and noncontrolling interest in subsidiaries, and a decrease in retained deficit of approximately $0.6 million, $0.2 million, and $0.4 million, respectively.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the ASU, goodwill impairment testing is performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company adopted the standard on its required effective date beginning January 1, 2020, and the guidance will be applied on a prospective basis. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The guidance is part of the FASB’s disclosure framework project, whose objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements. The ASU eliminates, amends and adds certain disclosure requirements for fair value measurements. The FASB concluded that these changes improve the overall usefulness of the footnote disclosures for financial statement users and reduce costs for preparers. Certain disclosures are required to be applied prospectively and other disclosures need to be adopted retrospectively in the period of adoption. As permitted by the transition guidance in the ASU, the Company early adopted, eliminated and modified disclosure requirements as of September 30, 2018. The early adoption of this guidance did not have an impact on the Company’s unaudited condensed consolidated financial statements. The additional disclosure requirements were adopted by BGC beginning January 1, 2020, and the adoption of these fair value measurement disclosures did not have an impact on the Company’s unaudited condensed consolidated financial statements. See Note 13—“Fair Value of Financial Assets and Liabilities” for additional information.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). The guidance on the accounting for implementation, setup, and other upfront costs (collectively referred to as implementation costs) applies to entities that are a customer in a hosting arrangement that is a service contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the guidance in this ASU. BGC adopted the standard on its effective date beginning January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The guidance was issued in response to stakeholders’ observations that Topic 810, Consolidation, could be improved in the areas of applying the variable interest entity guidance to private companies under common control and in considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. BGC adopted the standard on its effective date beginning January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The ASU amends guidance introduced or amended by ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, and ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments to ASU No. 2016-13 clarify the scope of the credit losses standard and address guidance related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other issues. With respect to amendments to ASU No. 2017-12, the guidance addresses partial-term fair value hedges, fair value hedge basis adjustments, and certain transition requirements, along with other issues. The clarifying guidance pertaining to ASU No. 2016-01 requires an entity to remeasure an equity security without a readily determinable fair value accounted for under the measurement alternative at fair value in accordance with guidance in ASC 820, Fair Value Measurement; specifies that equity securities without a readily determinable fair value denominated in nonfunctional currency must be remeasured at historical exchange rates; and provides fair value measurement disclosure guidance. BGC adopted the standard on the required effective date beginning January 1, 2020. The adoption of the hedge accounting and the recognition and measurement guidance amendments did not have a material impact on the Company’s unaudited condensed consolidated financial statements. See above for the impact of adoption of the amendments related to the credit losses standard.

In November 2019, the FASB issued ASU No. 2019-08, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements—Share-Based Consideration Payable to a Customer. The ASU simplifies and increases comparability of accounting for nonemployee share-based payments, specifically those made to customers. Under the guidance, such awards will be accounted for as a reduction of the transaction price in revenue, but should be measured and classified following the stock compensation guidance in ASC 718, Compensation—Stock Compensation. BGC adopted standard on the required effective date beginning January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments. This ASU which makes narrow-scope amendments related to various aspects pertaining to financial instruments and related disclosures by clarifying or improving the Codification. For the most part, the guidance was effective upon issuance, and the adoption of the standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

New Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU is part of the FASB’s simplification initiative, and it is expected to reduce cost and complexity related to accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740, Income Taxes related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The new standard will become effective for the Company beginning January 1, 2021 and, with certain exceptions, will be applied prospectively. Early adoption is permitted. Management is currently evaluating the impact of the new guidance on the Company’s unaudited condensed consolidated financial statements.

In January 2020, the FASB issued ASU No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the FASB Emerging Issues Task Force). These amendments improve current guidance by reducing diversity in practice and increasing comparability of the accounting for the interactions between these codification topics as they pertain to certain equity securities, investments under the equity method of accounting and forward contracts or purchased options to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option. The new standard will become effective for the Company beginning January 1, 2021 and will be applied prospectively. Early adoption is permitted. Management is currently evaluating the impact of the new guidance on the Company’s unaudited condensed consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, and borrowings) necessitated by reference rate reform as entities transition away from LIBOR and other interbank offered rates to alternative reference rates. This ASU also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. Application of the guidance is optional and only available in certain situations. The ASU is effective upon issuance and generally can be applied through December 31, 2022. Management is currently evaluating the impact of the new guidance on the Company’s unaudited condensed consolidated financial statements.

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

As a result of the Separation, limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time who held a BGC Holdings limited partnership interest received a corresponding Newmark Holdings limited partnership interest, determined by the Contribution Ratio, which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2, divided by the Exchange Ratio (which is the ratio by which a Newmark Holdings limited partnership interest can be exchanged for a number of Newmark Class A common stock). Initially, the Exchange Ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the Exchange Ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. The Exchange Ratio as of March 31, 2020 equaled 0.9461.

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

Generally, LPUs receive quarterly allocations of net income, which are cash distributed and generally are contingent upon services being provided by the unit holder. As prescribed in U.S. GAAP guidance, prior to the Spin-Off, the quarterly allocations of net income on BGC Holdings LPUs held by all employees and the quarterly allocations of net income on Newmark Holdings LPUs held by BGC employees were reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the Company’s unaudited condensed consolidated statements of operations. In addition, prior to the Spin-Off, the quarterly allocation of net income on such LPUs in Newmark Holdings held by Newmark employees were reflected as a component of “Consolidated net income (loss) from discontinued operations, net of tax” in the Company’s unaudited condensed consolidated statements of operations. Following the Spin-Off, the quarterly allocations of net income on BGC Holdings and Newmark Holdings LPUs held by BGC employees are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the Company’s unaudited condensed consolidated statements of operations, and the quarterly allocations of net income on BGC Holdings LPUs held by Newmark employees are reflected as a component of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of operations. From time to time, the Company also issues BGC LPUs as part of the consideration for acquisitions.

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

The Company has also awarded certain Preferred Units. Each quarter, the net profits of BGC Holdings and Newmark Holdings are allocated to such units at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation. These allocations are deducted before the calculation and distribution of the quarterly partnership distribution for the remaining partnership interests and are generally contingent upon services being provided by the unit holder. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution. Preferred Units may not be made exchangeable into Class A common stock and are only entitled to the Preferred Distribution, and accordingly they are not included in the fully diluted share count. The quarterly allocations of net income on Preferred Units are reflected the same as those of the LPUs described above in the Company’s unaudited condensed consolidated statements of operations. After deduction of the Preferred Distribution, the remaining partnership units generally receive quarterly allocations of net income based on their weighted-average pro rata share of economic ownership of the operating subsidiaries. Preferred Units are granted in connection with the grant of certain LPUs, such as PSUs, that may be granted exchangeability or redeemed in connection with the grant of shares of common stock to cover the withholding taxes owed by the unit holder, rather than issuing the gross amount of shares to employees, subject to cashless withholding of shares to pay applicable withholding taxes.

Cantor Units

Cantor holds limited partnership interests in BGC Holdings. Cantor units are reflected as a component of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition. Cantor receives allocations of net income (loss), which are cash distributed on a quarterly basis and are reflected as a component of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of operations. In addition, Cantor holds limited partnership interests in Newmark Holdings, which were reflected as a component of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition until the Spin-Off. The allocations of net income (loss) Cantor received for its interests in Newmark Holdings, which was cash distributed on a quarterly basis, were reflected as a component of “Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of operations until the Spin-Off of Newmark. Cantor units in BGC Holdings are generally exchangeable for up to 23.6 million shares of BGC Class B common stock.

General

Certain of the limited partnership interests, described above, have been granted exchangeability into shares of BGC Class A common stock, and additional limited partnership interests may become exchangeable into shares of BGC and/or Newmark Class A common stock. In addition, certain limited partnership interests have been granted the right to exchange into a partnership unit with a capital account such as HDUs. HDUs have a stated capital account which is initially based on the closing trading price of Class A common stock at the time the HDU is granted. HDUs participate in quarterly partnership distributions and are generally not exchangeable into shares of Class A common stock.

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

Following the Spin-Off, a partner or Cantor is no longer required to have paired BGC Holdings and Newmark Holdings limited partnership interests to exchange into BGC Class A or BGC Class B common stock. Subsequent to the Spin-Off, limited partnership interests in BGC Holdings held by a partner or Cantor may become exchangeable for BGC Class A or BGC Class B common stock on a one-for-one basis, and limited partnership interests in Newmark Holdings held by a partner or Cantor may become exchangeable for a number of shares of Newmark Class A or Newmark Class B common stock equal to the number of limited partnership interests multiplied by the then-current Exchange Ratio. Therefore, standalone BGC limited partnership interests, which were previously excluded from the Company’s fully diluted number of shares and units outstanding, are now included in the Company’s fully diluted number of shares and units outstanding if dilutive. Because limited partnership interests are included in the Company’s fully diluted share count, if dilutive, any exchange of limited partnership interests into shares of BGC Class A or BGC Class B common stock would not impact the fully diluted number of shares and units outstanding. Because these limited partnership interests generally receive quarterly allocations of net income, such exchange would have no significant impact on the cash flows or equity of the Company.

Each quarter, net income (loss) is allocated between the limited partnership interests and the Company’s common stockholders. In quarterly periods in which the Company has a net loss, the loss allocation for FPUs, LPUs and Cantor units in BGC Holdings is allocated to Cantor and reflected as a component of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of operations. In subsequent quarters in which the Company has net income, the initial allocation of income to the limited partnership interests in BGC Holdings is to Cantor and is recorded as “Net income (loss) attributable to noncontrolling interests in subsidiaries,” to recover any losses taken in earlier quarters, with the remaining income allocated to the limited partnership interests. This income (loss) allocation process has no impact on the net income (loss) allocated to common stockholders. In addition, in quarterly periods in which Newmark has a net loss, the loss allocation for FPUs, LPUs and Cantor units in Newmark Holdings is allocated to Cantor. In subsequent quarters in which Newmark has net income, the initial allocation of income to limited partnership interests in Newmark Holdings is allocated to Cantor to recover any losses taken in earlier quarters, with the remaining income allocated to the limited partnership interests. These income (loss) allocations to Cantor by Newmark have no impact to BGC’s unaudited condensed consolidated statements of operations following the Spin-Off.

3.	Summary of Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, see Note 3—“Summary of Significant Accounting Policies,” in its consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019. Other than the following, during the three months ended March 31, 2020, there were no significant changes made to the Company’s significant accounting policies.

Current Expected Credit Losses (CECL)

The accounting policy changes are attributable to the adoption of ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, and related amendments on January 1, 2020. In accordance with the guidance in ASC Topic 326, the Company presents its financial assets that are measured at amortized cost, net of an allowance for credit losses, which represents the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets carried at amortized cost, as well as changes to expected lifetime credit losses during the period, are recognized in earnings. The CECL methodology represents a significant change from prior U.S. GAAP and replaced the prior multiple impairment methods, which generally required that a loss be incurred before it was recognized. Within the life cycle of a loan or other financial asset in scope, the methodology generally results in the earlier recognition of the provision for credit losses and the related allowance for credit losses than under prior U.S. GAAP. The CECL methodology’s impact on expected credit losses, among other things, reflects the Company’s view of the current state of the economy, forecasted macroeconomic conditions and the Company’s portfolios.

Accrued Commissions Receivable

The Company’s CECL methodology for Accrued commissions receivable follows a PD/LGD framework with adjustments for the macroeconomic outlook, with the calculation performed at a counterparty level. The receivable balance for each counterparty is the outstanding receivable amount adjusted for any volume discounts. Accrued commissions receivable are not subject to an interest income accrual. The Company writes off a receivable in the period in which such balance is deemed uncollectible.

The PD rate is sourced from Moody’s Annual Default Study for Corporates and it corresponds to the 1983-2018 average 1-year default rate by rating. The Moody’s quarterly updated data is used as well, if deemed appropriate. A significant number of the Company’s counterparties are publicly rated and therefore the Moody’s PD rate is used as a proxy based on the counterparty’s external rating. In addition, the Company maintains internal obligor ratings that map to Moody’s long-term ratings.

The LGD rate is derived from the Basel Committee’s June 2004 Second Basel Accord on international banking laws and regulations. The Company understands that the LGD assumption is a well-known industry benchmark for unsecured credits, which aligns with the unsecured nature of these receivables. Management considered that historically the Company has collected on substantially all its receivables, and therefore, the LGD assumption is a reasonable benchmark in absence of internal data from which to develop an LGD measure.

The macroeconomic adjustment is based on an average of the outlook scenarios for changes in the Real GDP growth rate for advanced economies over the next year, including the impact of COVID-19. Historical and forecast data for this metric is obtained from the International Monetary Fund’s Word Economic Outlook database. The Company believes that changes in expected credit losses for its counterparties are impacted by changes in broad economic activity and, therefore, determined that the Real GDP growth rate was a reasonable metric to evaluate for macroeconomic adjustments. Further, given that the Company’s receivables are related to counterparties with global operations, management sourced the data for this metric as applicable to advanced economies. The Company notes that, given the short-term nature of these receivables, a forecast beyond 1 year is neither required nor appropriate and, therefore, the adjustment also covers the approximated life of these assets with no need for reversion.

Loans, Forgivable Loans and Other Receivables from Employees and Partners

The Company has entered into various agreements with certain of its employees and partners, whereby these individuals receive loans which may be either wholly or in part repaid from the distributions of earnings that the individual receives on some or all of their LPUs or may be forgiven over a period of time. The forgivable portion of these loans is not included in the Company’s estimate of expected credit losses when employees meet the conditions for forgiveness through their continued employment over the specified time period, and is recognized as compensation expense over the life of the loan. The amounts due from terminated employees that the Company does not expect to collect are included in the allowance for credit losses.

From time to time, the Company may also enter into agreements with employees and partners to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements. The Company reviews loan balances each reporting period for collectability. If the Company determines that the collectability of a portion of the loan balances is not expected, the Company recognizes a reserve against the loan balances as compensation expense.

4.	Acquisitions

Ed Broking

On January 31, 2019, the Company completed the acquisition of Ed Broking, an independent Lloyd's of London insurance broker with a number of insurance products including accident and health, aerospace, cargo, energy, financial and political risks, marine, professional and executive risk, property and casualty, specialty and reinsurance.

Algomi

On March 6, 2020, the Company completed the acquisition of Algomi, a software company that provides technology to bond market participants to improve their workflow and liquidity by data aggregation, pre-trade information analysis, and execution facilitation.

Other Acquisitions

During the year ended December 31, 2019, the Company completed several smaller acquisitions. The aggregate consideration paid for these acquisitions was not material to the Company’s unaudited condensed consolidated financial statements.

Total Consideration

The total consideration for all acquisitions during the three months ended March 31, 2020 was $9.8 million in total fair value which was paid in cash. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of approximately $3.1 million.

The total consideration for acquisitions during the year ended December 31, 2019 was approximately $102.7 million in total fair value, comprised of cash and RSUs. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of approximately $48.7 million.

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

5.Divestitures

During the three months ended March 31, 2019, the Company completed the sale of CSC, which was part of its energy and commodities businesses. As a result of this sale, the Company recognized a $18.4 million gain, which is included in “Gain (loss) on divestiture and sale of investments” in the Company’s unaudited condensed consolidated statements of operations. The Company had no gains or losses from divestitures or sale of investments during the three months ended March 31, 2020.

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

Basic Earnings Per Share:

The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Basic earnings (loss) per share:
Net income (loss) available to common stockholders	$14,314	$61,868
Basic weighted-average shares of common stock outstanding	358,001	338,403
Basic earnings (loss) per share	$0.04	$0.18

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

The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Fully diluted earnings (loss) per share
Net income (loss) available to common stockholders	$14,314	$61,868
Allocations of net income (loss) to limited partnership interests, net of tax	5,945	28,897
Net income (loss) for fully diluted shares	$20,259	$90,765
Weighted-average shares:
Common stock outstanding	358,001	338,403
Partnership units[1]	178,393	176,072
RSUs (Treasury stock method)	708	179
Other	1,340	1,412
Fully diluted weighted-average shares of common stock outstanding	538,442	516,066
Fully diluted earnings (loss) per share	$0.04	$0.18

[1]	Partnership units collectively include FPUs, LPUs, and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for more information).

For the three months ended March 31, 2020, 0.2 million potentially dilutive securities were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. For the three months ended March 31, 2019, approximately 0.4 million potentially dilutive securities were excluded from the computation of fully diluted EPS, for being anti-dilutive. Anti-dilutive securities for the three months ended March 31, 2020 and 2019, comprised RSUs.

As of March 31, 2020 and 2019, approximately 18.2 million and 6.2 million shares, respectively, of contingent BGC Class A common stock and LPUs were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the respective periods.
7.	Stock Transactions and Unit Redemptions

Class A Common Stock

Changes in shares of BGC Class A common stock outstanding were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Shares outstanding at beginning of period	307,915	291,475
Share issuances:
Redemptions/exchanges of limited partnership interests[1]	2,105	1,821
Vesting of RSUs	697	240
Acquisitions	270	18
Other issuances of BGC Class A common stock	72	61
Treasury stock repurchases	—	(233)
Shares outstanding at end of period	311,059	293,382

[1]

Included in redemption/exchanges of limited partnership interests for the three months ended March 31, 2020, are 1.4 million shares of BGC Class A common stock granted in connection with the cancellation of 1.4 million LPUs. Included in redemption/exchanges of limited partnership interests for the three months ended March 31, 2019, are 0.1 million shares of BGC Class A common stock granted in connection with the cancellation of 0.1 million LPUs. Because LPUs are included in the Company’s fully diluted share count, if dilutive, redemptions/exchanges in connection with the issuance of BGC Class A common stock would not impact the fully diluted number of shares and units outstanding.

Class B Common Stock

The Company did not issue any shares of BGC Class B common stock during the three months ended March 31, 2020 and 2019. As of March 31, 2020 and December 31, 2019, there were 45,884,380 shares of BGC Class B common stock outstanding.

CEO Program

On March 9, 2018, the Company entered into the March 2018 Sales Agreement, pursuant to which the Company may offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock. Proceeds from shares of BGC Class A common stock sold under this Agreement may be used for the repurchase of shares and the redemptions of limited partnership interests in BGC Holdings, as well as for general corporate purposes, including acquisitions and the repayment of debt. CF&Co is a wholly-owned subsidiary of Cantor and an affiliate of the Company. Under this Agreement, the Company has agreed to pay CF&Co up to 2% of the gross proceeds from the sale of shares. During the three months ended March 31, 2020, the Company sold 0.2 million shares under this Agreement for aggregate proceeds of $0.7 million, at a weighted-average price of $4.04 per share. As of March 31, 2020, the Company had sold 17.6 million shares of BGC Class A common stock (or $210.6 million) under the March 2018 Sales Agreement. For additional information on the Company’s CEO Program sales agreements, see Note 14—“Related Party Transactions.”

Unit Redemptions and Share Repurchase Program

The Company’s Board and Audit Committee have authorized repurchases of BGC Class A common stock and redemptions of limited partnership interests or other equity interests in the Company’s subsidiaries. On August 1, 2018, the Company’s Board and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $300.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of March 31, 2020, the Company had $255.7 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units.

The table below represents the units redeemed and/or shares repurchased for cash and does not include units redeemed/cancelled in connection with the grant of shares of BGC Class A common stock nor the limited partnership interests exchanged for shares of BGC Class A common stock. The gross unit redemptions and share repurchases of BGC Class A common stock during the three months ended March 31, 2020 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted-Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Program
Redemptions[1]
January 1, 2020—March 31, 2020	235	$4.30
Repurchases[2]
January 1, 2020—March 31, 2020	—	$—
Total Repurchases	—	—
Total Redemptions and Repurchases	235	$4.30	$255,678

[1]

During the three months ended March 31, 2020, the Company redeemed 0.2 million LPUs at an aggregate redemption price of $1.0 million for an average price of $4.30 per unit. No FPUs were redeemed during the three months ended March 31, 2020. During the three months ended March 31, 2019, the Company redeemed 1.2 million LPUs at an aggregate redemption price of $7.2 million for a weighted-average price of $6.00 per unit and 2.3 thousand FPUs at an aggregate redemption price of $14.1 thousand for a weighted-average price of $6.11 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 1.4 million and 0.1 million shares of BGC Class A common stock during the three months ended March 31, 2020 and 2019, respectively, nor the limited partnership interests exchanged for 0.6 million and 0.9 million shares of BGC Class A common stock during the three months ended March 31, 2020 and 2019, respectively.

[2]

The Company did not repurchase any shares of BGC Class A common stock during the three months ended March 31, 2020. During the three months ended March 31, 2019, the Company repurchased 0.2 million shares of BGC Class A common stock at an aggregate price of $1.2 million for a weighted-average price of $5.30 per share.

Redeemable Partnership Interest

The changes in the carrying amount of FPUs were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$23,638	$24,706
Consolidated net income allocated to FPUs	—	721
FPUs exchanged	(181)	(283)
FPUs redeemed	—	(4)
Balance at end of period	$23,457	$25,140

8.	Securities Owned

Securities owned primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total Securities owned were $57.5 million as of March 31, 2020 and December 31, 2019. For additional information, see Note 13—“Fair Value of Financial Assets and Liabilities.”
9.	Collateralized Transactions

Repurchase Agreements

Securities sold under Repurchase Agreements are accounted for as collateralized financing transactions and are recorded at the contractual amount for which the securities will be repurchased, including accrued interest. As of March 31, 2020, Cantor facilitated Repurchase Agreements between the Company and Cantor in the amount of $0.5 million for the purpose of financing fails. U.S. Treasury or other fixed income securities were provided to Cantor as collateral for the fair value of the Repurchase Agreements. These Repurchase Agreements had a maturity date of April 1, 2020. As of December 31, 2019, Cantor did not facilitate any Repurchase Agreements between the Company and Cantor.

Securities Loaned

As of March 31, 2020, the Company had Securities loaned transactions of $3.0 million with Cantor. The fair value of the securities loaned was $2.8 million. As of March 31, 2020, the cash collateral received from Cantor bore an annual interest rate of 0.58%. As of December 31, 2019, the Company had Securities loaned transactions of $13.9 million with Cantor. The fair value of the securities loaned was $13.9 million. As of December 31, 2019, the cash collateral received from Cantor bore an annual interest rate of 2.45%. These transactions have no stated maturity date.

10.	Marketable Securities

Marketable securities consist of the Company’s ownership of equity securities carried at fair value in accordance with ASU 2016-01. The securities had a fair value of $0.2 million and $14.2 million as of March 31, 2020 and December 31, 2019, respectively.

These equity securities are measured at fair value, with any changes in fair value recognized in earnings and included in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations. During the three months ended March 31, 2020 and 2019, the Company recognized realized and unrealized net gains of $0.3 million and $2.5 million, respectively, related to sales of shares, the mark-to-market adjustments on shares and any related hedging transactions, when applicable.

During the three months ended March 31, 2020 and 2019, the Company sold marketable securities with a fair value of $14.2 million and $4.6 million, respectively, at the time of sale. The Company did not purchase any marketable securities during the three months ended March 31, 2020 and 2019.

11.	Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers

Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts, including derivative contracts into which the Company may enter to minimize the effect of price changes of the Company’s marketable securities (see Note 12—“Derivatives”). As of March 31, 2020 and December 31, 2019, Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$2,157,188	$400,713
Receivables from clearing organizations	123,253	134,163
Other receivables from broker-dealers and customers	13,073	12,769
Net pending trades	8,020	1,932
Open derivative contracts	1,192	1,868
Total	$2,302,726	$551,445
Payables to broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$1,928,034	$389,458
Payables to clearing organizations	232,009	11,005
Other payables to broker-dealers and customers	13,860	11,950
Open derivative contracts	4,097	4,153
Total	$2,178,000	$416,566

A portion of these receivables and payables are with Cantor. See Note 14—“Related Party Transactions,” for additional information related to these receivables and payables.

Substantially all open fails to deliver, open fails to receive and pending trade transactions as of March 31, 2020 have subsequently settled at the contracted amounts.
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

The fair value of derivative contracts, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	March 31, 2020			December 31, 2019
Derivative contract	Assets	Liabilities	Notional Amounts[1]	Assets	Liabilities	Notional Amounts[1]
FX/commodities options	$—	$59	$3,392	$26	$—	$4,487
Forwards	145	2,431	81,842	564	1,285	110,051
FX swaps	1,047	1,018	473,440	1,278	2,244	555,519
Futures	—	589	4,081,039	—	624	11,106,203
Total	$1,192	$4,097	$4,639,713	$1,868	$4,153	$11,776,260

[1]	Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of the Company’s derivative activity, and do not represent anticipated losses.

Certain of the Company’s FX swaps are with Cantor. See Note 14—“Related Party Transactions,” for additional information related to these transactions.

The replacement cost of contracts in a gain position were $1.2 million and $1.9 million, as of March 31, 2020 and December 31, 2019, respectively.

The following tables present information about the offsetting of derivative instruments (in thousands):

	March 31, 2020
			Net Amounts Presented in the
	Gross Amounts	Gross Amounts Offset	Statements of Financial Condition[1]
Assets
Forwards	$151	$(6)	$145
FX swaps	1,221	(174)	1,047
Futures	74,974	(74,974)	—
Total derivative assets	$76,346	$(75,154)	$1,192
Liabilities
FX/commodities options	$59	$—	$59
FX swaps	1,192	(174)	1,018
Forwards	2,437	(6)	2,431
Futures	75,563	(74,974)	589
Total derivative liabilities	$79,251	$(75,154)	$4,097

	December 31, 2019
			Net Amounts Presented in the
	Gross Amounts	Gross Amounts Offset	Statements of Financial Condition[1]
Assets
FX/commodities options	$26	$—	$26
Forwards	706	(142)	564
FX swaps	1,672	(394)	1,278
Futures	2,044	(2,044)	—
Total derivative assets	$4,448	$(2,580)	$1,868
Liabilities
FX swaps	2,638	(394)	2,244
Forwards	1,427	(142)	1,285
Futures	2,668	(2,044)	624
Total derivative liabilities	$6,733	$(2,580)	$4,153

[1]	There were no additional balances in gross amounts not offset as of March 31, 2020 and December 31, 2019, respectively.

The change in fair value of derivative contracts is reported as part of “Principal transactions” in the Company’s unaudited condensed consolidated statements of operations. The change in fair value of equity options related to marketable securities is included as part of “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations.

The table below summarizes gains and (losses) on derivative contracts (in thousands):

	Three Months Ended March 31,
Derivative contract	2020	2019
FX/commodities options	$55	$63
Futures	2,764	4,248
Forwards	(1,268)	(113)
FX swaps	236	594
Gains (losses)	$1,787	$4,792

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

The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	Assets at Fair Value at March 31, 2020
	Level 1	Level 2 [1]	Level 3	Netting and Collateral	Total
Marketable securities	$245	$—	$—	$—	$245
Government debt	56,686	—	—	—	56,686
Securities owned—Equities	244	—	—	—	244
Forwards	—	151	—	(6)	145
FX swaps	—	1,221	—	(174)	1,047
Futures	—	74,974	—	(74,974)	—
Corporate Bonds	—	599	—	—	599
Total	$57,175	$76,945	$—	$(75,154)	$58,966

[1]

In addition, the Company has equity securities with a fair value of $83.4 million, which are presented in “Other Assets” in the Company’s unaudited condensed consolidated statements of financial condition as of March 31, 2020. These investments are remeasured to fair value on a non-recurring basis and are classified within Level 2 in the fair value hierarchy. See section below titled “Fair Value Measurements on a Non-Recurring Basis” for additional information.

	Liabilities at Fair Value at March 31, 2020
	Level 1	Level 2	Level 3	Netting and Collateral	Total
FX/commodities options	$59	$—	$—	$—	$59
FX swaps	—	1,192	—	(174)	1,018
Forwards	—	2,437	—	(6)	2,431
Futures	—	75,563	—	(74,974)	589
Contingent consideration	—	—	38,709	—	38,709
Total	$59	$79,192	$38,709	$(75,154)	$42,806

	Assets at Fair Value at December 31, 2019
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Marketable securities	$14,228	$—	$—	$—	$14,228
Government debt	56,761	—	—	—	56,761
Securities owned—Equities	36	—	—	—	36
FX/commodities options	26	—	—	—	26
Forwards	—	706	—	(142)	564
FX swaps	—	1,672	—	(394)	1,278
Futures	—	2,044	—	(2,044)	—
Corporate Bonds	—	728	—	—	728
Total	$71,051	$5,150	$—	$(2,580)	$73,621

	Liabilities at Fair Value at December 31, 2019
	Level 1	Level 2	Level 3	Netting and Collateral	Total
FX/commodities options	$—	$—	$—	$—	$—
FX swaps	—	2,638	—	(394)	2,244
Forwards	—	1,427	—	(142)	1,285
Futures	—	2,668	—	(2,044)	624
Contingent consideration	—	—	42,159	—	42,159
Total	$—	$6,733	$42,159	$(2,580)	$46,312

Level 3 Financial Liabilities

Changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2020 were as follows (in thousands):

	Opening Balance as of January 1, 2020	Total realized and unrealized (gains) losses included in Net income (loss)[1]	Unrealized (gains) losses included in Other comprehensive income (loss)[2]	Purchases/ Issuances	Sales/ Settlements	Closing Balance at March 31, 2020	Unrealized (gains) losses for the period included in Net income (loss) on Level 3 Assets / Liabilities Outstanding at March 31, 2020	Unrealized (gains) for the period included in Other Comprehensive income (loss) on Level 3 Assets / Liabilities Outstanding at March 31, 2020
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$42,159	$1,141	$(59)	$2,959	$(5,327)	$38,709	$1,141	$(59)

[1]	Realized and unrealized gains (losses) are reported in “Other expenses” and “Other income (loss),” as applicable, in the Company’s unaudited condensed consolidated statements of operations.
2.	Unrealized gains (losses) are reported in “Foreign currency translation adjustments,” as applicable, in the Company’s unaudited condensed consolidated statements of comprehensive income (loss).

Changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2019 were as follows (in thousands):

	Opening Balance as of January 1, 2019	Total realized and unrealized (gains) losses included in Net income (loss)	Unrealized (gains) losses included in Other comprehensive income (loss)	Purchases/ Issuances	Sales/ Settlements	Closing Balance at March 31, 2019	Unrealized (gains) losses for the period on Level 3 Assets / Liabilities Outstanding at March 31, 2019
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration[1]	$45,984	$(1,482)	$(576)	$—	$(5,903)	$42,139	$(2,058)

1Realized and unrealized gains (losses) are reported in “Other expenses” and “Other income (loss),” as applicable, in the Company’s unaudited condensed consolidated statements of operations.

Quantitative Information About Level 3 Fair Value Measurements on a Recurring Basis

The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value as of March 31, 2020
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Contingent consideration	$—	$38,709	Present value of expected payments	Discount rate[1] Probability of meeting earnout and contingencies	8.0%-10.3% 39%-100%	9.7% 85.1%[2]

[1]	The discount rate is based on the Company’s calculated weighted-average cost of capital.
[2]	The probability of meeting the earnout targets was based on the acquired businesses’ projected future financial performance, including revenues.

	Fair Value as of December 31, 2019
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Contingent consideration	$—	$42,159	Present value of expected payments	Discount rate Probability of meeting earnout and contingencies	9.2%-10.3% 70%-100%	9.8% 90.2%[1]

[1]	The probability of meeting the earnout targets was based on the acquired businesses’ projected future financial performance, including revenues.

Information About Uncertainty of Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of March 31, 2020 and December 31, 2019, the present value of expected payments related to the Company’s contingent consideration was $38.7 million and $42.2 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, would be $50.8 million and $54.0 million, as of March 31, 2020 and December 31, 2019, respectively.

Fair Value Measurements on a Non-Recurring Basis

Pursuant to the recognition and measurement guidance for equity investments, effective January 1, 2018, equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. The Company applied the measurement alternative to equity securities with the fair value of $83.4 million and $82.5 million, which were included in “Other assets” in the Company’s unaudited condensed consolidated statements of financial condition as of March 31, 2020 and December 31, 2019, respectively. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.

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

For the three months ended March 31, 2020 and 2019, Cantor’s share of the net profit (loss) in Tower Bridge was $(0.1) million and $(0.3) million, respectively.

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

For the three months ended March 31, 2020 and 2019, the Company recognized related party revenues of $5.5 million and $5.8 million, respectively, for the services provided to Cantor. These revenues are included as part of “Fees from related parties” in the Company’s unaudited condensed consolidated statements of operations.

In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an employee lease agreement whereby certain employees of Cantor are deemed leased employees of the Company. For the three months ended March 31, 2020 and 2019, the Company was charged $15.9 million and $12.8 million, respectively, for the services provided by Cantor and its affiliates, of which $10.4 million and $9.9 million, respectively, were to cover compensation to leased employees for these periods. The fees charged by Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations. The fees charged by Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

Newmark Separation, IPO and Spin-Off

The Separation and Distribution Agreement sets forth the agreements among BGC, Cantor, Newmark and their respective subsidiaries. For additional information, see Note 1—“Organization and Basis of Presentation” to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

On November 30, 2018, the Company completed the Spin-Off. BGC Partners’ stockholders, including Cantor and CFGM, as of the Record Date received in the Spin-Off 0.463895 of a share of Newmark Class A common stock for each share of BGC Class A common stock held as of the Record Date, and 0.463895 of a share of Newmark Class B common stock for each share of BGC Class B common stock held as of the Record Date. In the aggregate, BGC distributed 131.9 million shares of Newmark Class A common stock and 21.3 million shares of Newmark Class B common to BGC’s stockholders in the Spin-Off. As Cantor and CFGM held 100% of the shares of BGC Class B common stock as of the Record Date, Cantor and CFGM were distributed 100% of the shares of Newmark Class B common stock in the Spin-Off.

Prior to and in connection with the Spin-Off, 15.1 million Newmark Holdings interests held by BGC were exchanged into 9.4 million shares of Newmark Class A common stock and 5.4 million shares of Newmark Class B common stock, and 7.0 million Newmark OpCo interests, held by BGC were exchanged into 6.9 million shares of Newmark Class A common stock. These shares of Newmark Class A and Newmark Class B common stock were distributed to the BGC stockholders in the Spin-Off. On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, to distribute in the BGC Holdings Distribution pro rata all of the 1.5 million exchangeable interests of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the BGC Holdings Distribution to its limited partners entitled to receive distributions on their BGC Holdings units who were holders of record of such units as of the Record Date (including Cantor and executive officers of BGC). The Newmark Holdings interests distributed to BGC Holdings partners in the BGC Holdings Distribution are exchangeable for shares of Newmark Class A common stock, and, in the case of the 0.4 million Newmark Holdings interests received by Cantor, also into shares of Newmark Class B common stock, at the current Exchange Ratio of 0.9461 shares of Newmark common stock per Newmark Holdings interest (subject to adjustment).

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

Other Agreements with Cantor

The Company is authorized to enter into short-term arrangements with Cantor to cover any failed U.S. Treasury securities transactions and to share equally in any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of March 31, 2020, Cantor facilitated $0.5 million Repurchase Agreements between the Company and Cantor. As of December 31, 2019, Cantor did not facilitate any Repurchase Agreements between the Company and Cantor.

To more effectively manage the Company’s exposure to changes in FX rates, the Company and Cantor have agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to FX currency hedging between Cantor and the Company. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of Cantor and the Company is utilized to determine the shares of profit or loss allocated to each for the period. During the three months ended March 31, 2020 and 2019, the Company recognized its share of FX gains of $1.7 million and $0.2 million, respectively. These gains and losses are included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations.

Pursuant to the separation agreement relating to the Company’s acquisition of certain BGC businesses from Cantor in 2008, Cantor has a right, subject to certain conditions, to be the Company’s customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use market data from the Company without any cost. Any future related-party transactions or arrangements between the Company and Cantor are subject to the prior approval by the Audit Committee. During the three months ended March 31, 2020 and 2019, the Company recorded revenues from Cantor entities of $75 thousand and $78 thousand, respectively, related to commissions paid to the Company by Cantor. These revenues are included as part of “Commissions” in the Company’s unaudited condensed consolidated statements of operations.

The Company and Cantor are authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.

In August 2013, the Audit Committee authorized the Company to invest up to $350.0 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used by the Company from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including policies related to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of both March 31, 2020 and December 31, 2019, the Company did not have any investments in the program.

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

On November 23, 2018, in the Class B Issuance, BGC Partners issued 10,323,366 shares of BGC Partners Class B common stock to Cantor and 712,907 shares of BGC Partners Class B common stock to CFGM, in each case in exchange for shares of BGC Class A common stock owned by Cantor and CFGM, respectively, on a one-to-one basis pursuant to the Exchange Agreement. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Partners by Cantor or CFGM for the Class B Issuance. The Class B Issuance was exempt from the Securities Act. Following this exchange, Cantor and its affiliates have the right to exchange under the Exchange Agreement up to an aggregate of 23,613,420 shares of BGC Class A common stock, now owned or subsequently acquired, or its Cantor units in BGC Holdings, into shares of BGC Class B common stock. As of March 31, 2020, Cantor and CFGM do not own any shares of BGC Class A common stock.

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

On March 19, 2018, the Company entered into the BGC Credit Agreement with Cantor. The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the previous Credit Facility between BGC and an affiliate of Cantor. On August 6, 2018, the Company entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that could be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2021, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of both March 31, 2020 and 2019, there were no borrowings by BGC or Cantor outstanding under this agreement. The Company did not record any interest income or interest expense related to the agreement for the three months ended March 31, 2020 and 2019.

As part of the Company’s cash management process, the Company may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of March 31, 2020 and December 31, 2019, the Company had no reverse repurchase agreements.

Receivables from and Payables to Related Broker-Dealers

Amounts due to or from Cantor and Freedom, one of the Company’s equity method investments, are for transactional revenues under a technology and services agreement with Freedom, as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited condensed consolidated statements of financial condition. As of March 31, 2020 and December 31, 2019, the Company had receivables from Freedom of $1.9 million and $1.3 million, respectively. As of March 31, 2020 and December 31, 2019, the Company had $1.0 million and $1.3 million, respectively, in receivables from Cantor related to open derivative contracts. As of March 31, 2020 and December 31, 2019, the Company had $1.1 million and $2.0 million, respectively, in payables to Cantor related to open derivative contracts. As of March 31, 2020 and December 31, 2019, the Company had $7.9 million and $2.3 million, respectively, in payables to Cantor related to fails and pending trades.

Loans, Forgivable Loans and Other Receivables from Employees and Partners, Net

The Company has entered into various agreements with certain employees and partners whereby these individuals receive loans which may be either wholly or in part repaid from the distributions that the individuals receive on some or all of their LPUs or may be forgiven over a period of time. The forgivable portion of these loans is recognized as compensation expense over the life of the loan. From time to time, the Company may also enter into agreements with employees and partners to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements.

As of March 31, 2020 and December 31, 2019, the aggregate balance of employee loans, net, was $339.3 million and $315.6 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s unaudited condensed consolidated statements of financial condition. Compensation expense for the above-mentioned employee loans for the three months ended March 31, 2020 and 2019 was $14.6 million and $6.6 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

Interest income on the above-mentioned employee loans for the three months ended March 31, 2020 and 2019 was $1.2 million and $1.0 million, respectively. The interest income related to these employee loans is included as part of “Interest income” in the Company’s unaudited condensed consolidated statements of operations.

CEO Program and Other Transactions with CF&Co

As discussed in Note 7—“Stock Transactions and Unit Redemptions,” the Company has entered into the March 2018 Sales Agreement with CF&Co, as the Company’s sales agent. During the three months ended March 31, 2020, the Company sold 0.2 million shares under this Agreement for aggregate proceeds of $0.7 million, at a weighted-average price of $4.04 per share. During the three months ended March 31, 2019, the Company sold 0.9 million shares under its Sales Agreements with CF&Co for aggregate proceeds of $5.3 million, at a weighted-average price of $6.17 per share. For the three months ended March 31, 2020 and 2019, the Company was charged $7 thousand and $0.1 million, respectively, for services provided by CF&Co related to the Company’s Sales Agreements with CF&Co. The net proceeds of the shares sold are included as part of “Additional paid-in capital” in the Company’s unaudited condensed consolidated statements of financial condition.

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

On October 3, 2014, management was granted approval by Board and Audit Committee to enter into stock loan transactions with CF&Co utilizing equities securities. Such stock loan transactions will bear market terms and rates. As of March 31, 2020, the Company had Securities loaned transactions of $3.0 million with CF&Co. The fair value of the securities lent was $2.8 million (see Note 9—“Collateralized Transactions”). As of March 31, 2020, the cash collateral received from CF&Co bore an annual interest rate of 0.58%. As of December 31, 2019, the Company had Securities loaned transactions of $13.9 million with CF&Co. The fair value of the securities loaned was $13.9 million (see Note 9—“Collateralized Transactions”). As of December 31, 2019, the cash collateral received from CF&Co bore an annual interest rate of 2.45%. These transactions have no stated maturity date. Securities loaned transactions are included in “Securities loaned” in the Company’s unaudited condensed consolidated statements of financial condition.

On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes. In connection with this issuance of the 5.125% Senior Notes, the Company recorded $0.5 million in underwriting fees payable to CF&Co and $18 thousand to CastleOak Securities, L.P. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor purchased $15.0 million of such senior notes and still holds such notes as of March 31, 2020.

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

Under rules adopted by the CFTC, all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the NFA and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered FCM. From time to time, the Company’s foreign-based brokers engage in interest rate swap transactions with U.S.-based counterparties, and therefore the Company is subject to the CFTC requirements. CF&Co has entered into guarantees on behalf of the Company, and the Company is required to indemnify CF&Co for the amounts, if any, paid by CF&Co on behalf of the Company pursuant to this arrangement. During the three months ended March 31, 2020 and 2019, the Company recorded fees of $31 thousand, with respect to these guarantees. These fees were included in “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations.

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

As of March 31, 2020, there were 2,101,783 FPUs in BGC Holdings remaining, which BGC Holdings had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

Transactions with Executive Officers and Directors

On March 2, 2020, the Company granted Stephen M. Merkel 360,065 exchange rights with respect to 360,065 non-exchangeable LPUs that were previously granted to Mr. Merkel. The resulting 360,065 exchangeable LPUs were immediately exchangeable by Mr. Merkel for an aggregate of 360,065 shares of BGC Class A common stock. The grant was approved by the Compensation Committee. On March 20, 2020, the Company redeemed 185,300 of such 360,065 exchangeable LPUs held by Mr. Merkel at the average price of shares of BGC Class A common stock sold under BGC’s CEO Program from March 10, 2020 to March 13, 2020 less 1% (approximately $4.0024 per LPU, for an aggregate redemption price of approximately $741,644). The transaction was approved by the Compensation Committee. Additionally, the Compensation Committee approved the right to exchange for cash 265,568 non-exchangeable PLPUs held by Mr. Merkel, for a payment of $1,507,285 for taxes when the LPU units are exchanged. In connection with the redemption of the 185,300 LPUs, 122,579 PLPUs were redeemed for $661,303 for taxes.

On March 27, 2019, the Audit and Compensation Committees authorized the purchase by the Company from Mr. Merkel of up to 250,000 shares of BGC Class A common stock at the closing price on March 26, 2019. Pursuant to this authorization, 233,172 shares of BGC Class A common stock were purchased by the Company on March 27, 2019 at $5.30 per share, the closing price on March 26, 2019.

On February 27, 2019, the Audit Committee authorized the purchase by Mr. Lutnick’s retirement plan of up to $56,038 of BGC Class A common stock at the closing price on March 4, 2019. Pursuant to this authorization, 8,980 shares of BGC Class A common stock were purchased by the plan on March 5, 2019 at $6.24 per share, the closing price on March 4, 2019.

Transactions with the Relief Fund

During the year ended December 31, 2015, the Company committed to make charitable contributions to the Cantor Fitzgerald Relief Fund in the amount of $40.0 million, which the Company recorded in “Other expenses” in the Company’s unaudited condensed consolidated statements of operations for the year ended December 31, 2015. As of March 31, 2020 and December 31, 2019, the remaining liability associated with this commitment was $4.4 million and $4.0 million, respectively, which is included in “Accounts payable, accrued and other liabilities” in the Company’s unaudited condensed consolidated statements of financial condition.

Other Transactions

The Company is authorized to enter into loans, investments or other credit support arrangements for Aqua, an alternative electronic trading platform that offers new pools of block liquidity to the global equities markets; such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. On February 5, 2020, the Board and Audit Committee increased the authorized amount by an additional $2.0 million, to $19.2 million. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. Aqua is 51% owned by Cantor and 49% owned by the Company. Aqua is accounted for under the equity method. During the three months ended March 31, 2020 and 2019, the Company made $0.2 million and $0.4 million, respectively, in contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s unaudited condensed consolidated statements of financial condition.

The Company has also entered into a subordinated loan agreement with Aqua, whereby the Company loaned Aqua the principal sum of $980.0 thousand. The scheduled maturity date on the subordinated loan is September 1, 2021, and the current rate of interest on the loan is three month LIBOR plus 600 basis points. The loan to Aqua is recorded as part of “Receivables from related parties” in the Company’s unaudited condensed consolidated statements of financial condition.

On October 25, 2016, the Board and Audit Committee authorized the purchase of 9,000 Class B Units of Lucera, representing all of the issued and outstanding Class B Units of Lucera not already owned by the Company. On November 4, 2016, the Company completed this transaction. As a result of this transaction, the Company owns 100% of the ownership interests in Lucera.

In the purchase agreement, by which the Company acquired Cantor’s remaining interest in Lucera, Cantor agreed, subject to certain exceptions, not to solicit certain senior executives of Lucera’s business and was granted the right to be a customer of Lucera’s businesses on the best terms made available to any other customer.

During each of the three months ended March 31, 2020 and 2019, Lucera had $0.1 million in related party revenues from Cantor. These revenues are included in “Data, software and post-trade” in the Company’s unaudited condensed consolidated statements of operations.

15.	Investments

Equity Method Investments

The carrying value of the Company’s equity method investments was $38.6 million as of March 31, 2020 and $40.0 million as of December 31, 2019, and is included in “Investments” in the Company’s unaudited condensed consolidated statements of financial condition.

The Company recognized gains of $1.0 million and $0.8 million related to its equity method investments for the three months ended March 31, 2020 and 2019, respectively. The Company’s share of the net gains or losses is reflected in “Gains (losses) on equity method investments” in the Company’s unaudited condensed consolidated statements of operations. For the three months ended March 31, 2020, the Company recorded an impairment charge of $2.5 million relating to existing equity method investments. The impairment was recorded in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations. For the three months ended March 31, 2019, the Company did not recognize any impairment charges relating to existing equity method investments.

See Note 14—“Related Party Transactions,” for information regarding related party transactions with unconsolidated entities included in the Company’s unaudited condensed consolidated financial statements.

Investments Carried Under Measurement Alternative

The Company has acquired investments for which it did not have the ability to exert significant influence over operating and financial policies of the investees. These investments are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. The carrying value of these investments was $0.4 million as of both March 31, 2020 and December 31, 2019, and they are included in “Investments” in the Company’s unaudited condensed statements of financial condition. The Company did not recognize any gains, losses, or impairments relating to investments carried under the measurement alternative for the three months ended March 31, 2020 and 2019.

In addition, the Company owns membership shares, which are included in “Other assets” in the Company’s unaudited condensed consolidated statements of financial condition as of March 31, 2020 and December 31, 2019. These equity investments are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. The Company recognized $40.3 thousand of unrealized losses to reflect observable transactions for these shares during the three months ended March 31, 2020. The Company recognized $20.4 million unrealized gains to reflect observable transactions for these shares during the three months ended March 31, 2019. The unrealized gains are reflected in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations.

Investments in VIEs

Certain of the Company’s equity method investments are considered VIEs, as defined under the accounting guidance for consolidation. The Company is not considered the primary beneficiary of and therefore does not consolidate these VIEs. The Company’s involvement with such entities is in the form of direct equity interests and related agreements. The Company’s maximum exposure to loss with respect to the VIEs is its investment in such entities, as well as a credit facility and a subordinated loan.

The following table sets forth the Company’s investment in its unconsolidated VIEs and the maximum exposure to loss with respect to such entities (in thousands):

	March 31, 2020		December 31, 2019
		Maximum		Maximum
		Exposure to		Exposure to
	Investment	Loss	Investment	Loss
Variable interest entities[1]	$2,098	$3,078	$4,699	$5,679

[1]

The Company has entered into a subordinated loan agreement with Aqua, whereby the Company agreed to lend the principal sum of $980.0 thousand. The Company’s maximum exposure to loss with respect to its unconsolidated VIEs includes the sum of its equity investments in its unconsolidated VIEs and the $980.0 thousand subordinated loan to Aqua.

Consolidated VIE

The Company is invested in a limited liability company that is focused on developing a proprietary trading technology. The limited liability company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $6.6 million and $7.4 million as of March 31, 2020 and December 31, 2019, respectively, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $2.5 million and $2.1 million as of March 31, 2020 and December 31, 2019, respectively. The Company’s exposure to economic loss on this VIE was $2.1 million and $2.8 million as of March 31, 2020 and December 31, 2019, respectively.

16.	Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Computer and communications equipment	$96,032	$95,115
Software, including software development costs	243,434	235,230
Leasehold improvements and other fixed assets	117,695	116,231
	457,161	446,576
Less: accumulated depreciation and amortization	(254,146)	(241,735)
Fixed assets, net	$203,015	$204,841

Depreciation expense was $6.1 million and $5.0 million for the three months ended March 31, 2020 and 2019, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

The Company has $5.4 million of asset retirement obligations related to certain of its leasehold improvements as of March 31, 2020. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit adjusted risk-free interest rate in effect when the liability was initially recognized.

For the three months ended March 31, 2020 and 2019, software development costs totaling $12.9 million and $6.3 million, respectively, were capitalized. Amortization of software development costs totaled $7.6 million and $6.2 million for the three months ended

March 31, 2020 and 2019, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

Impairment charges of $4.8 million and $0.4 million were recorded for the three months ended March 31, 2020 and 2019, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.
17.	Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill
Balance at December 31, 2019	$553,745
Acquisitions	3,065
Measurement period adjustments	—
Cumulative translation adjustment	(4,809)
Balance at March 31, 2020	$552,001

For additional information on Goodwill, See Note 4—“Acquisitions.”

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets.

Other intangible assets consisted of the following (in thousands, except weighted-average remaining life):

	March 31, 2020
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$247,535	$61,140	$186,395	11.1
Technology	24,022	17,462	6,560	1.9
Noncompete agreements	29,700	28,436	1,264	6.6
Patents	12,233	11,973	260	—
All other	30,270	4,142	26,128	6.6
Total definite life intangible assets	343,760	123,153	220,607	10.3
Indefinite life intangible assets:
Trade names	79,570	—	79,570	N/A
Licenses	2,247	—	2,247	N/A
Total indefinite life intangible assets	81,817	—	81,817	N/A
Total	$425,577	$123,153	$302,424	10.3

	December 31, 2019
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$250,788	$57,332	$193,456	11.2
Technology	24,024	16,608	7,416	2.2
Noncompete agreements	30,378	28,198	2,180	4.2
Patents	12,232	11,954	278	0.1
All other	7,552	3,195	4,357	9.4
Total definite life intangible assets	324,974	117,287	207,687	10.8
Indefinite life intangible assets:
Trade names	93,083	—	93,083	N/A
Licenses	2,454	—	2,454	N/A
Total indefinite life intangible assets	95,537	—	95,537	N/A
Total	$420,511	$117,287	$303,224	10.8

Intangible amortization expense was $8.2 million and $7.2 million for the three months ended March 31, 2020 and 2019, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations. There were no impairment charges for the Company’s indefinite life intangibles for the three months ended March 31, 2020 and 2019.

The estimated future amortization expense of definite life intangible assets as of March 31, 2020 is as follows (in millions):

2020	$18.3
2021	23.7
2022	20.9
2023	20.3
2024	20.3
2025 and thereafter	117.1
Total	$220.6

18.	Notes Payable, Other and Short-Term Borrowings

Notes payable, other and short-term borrowings consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Unsecured senior revolving credit agreement	$297,158	$68,948
5.125% Senior Notes	298,913	298,688
5.375% Senior Notes due 2023	445,581	445,247
3.750% Senior Notes	296,297	296,129
Collateralized borrowings	30,272	33,675
Total Notes payable and other borrowings	1,368,221	1,142,687
Short-term borrowings	3,847	4,962
Total Notes payable, other and short-term borrowings	$1,372,068	$1,147,649

Unsecured Senior Revolving Credit Agreement

On November 28, 2018, the Company entered into the Revolving Credit Agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, which replaced the existing committed unsecured senior revolving credit agreement. The maturity date of the Revolving Credit Agreement was November 28, 2020 and the maximum revolving loan balance is $350.0 million. Borrowings under this Revolving Credit Agreement bear interest at either LIBOR or a defined base rate plus additional margin. On December 11, 2019, the Company entered into an amendment to the Revolving Credit Agreement. Pursuant to the amendment, the maturity date was extended to February 26, 2021. On February 26, 2020, the Company entered into a second amendment to the Revolving Credit Agreement, pursuant to which, the maturity date was extended by two years to February 26, 2023. There was no change to the interest rate or the maximum revolving loan balance. As of March 31, 2020, there was $297.2 million of borrowings outstanding, net of deferred financing costs of $2.8 million, under the Revolving Credit Agreement. The average interest rate on the outstanding borrowings was 3.446% and 4.595% for the three months ended March 31, 2020 and 2019, respectively. As of December 31, 2019, there was $68.9 million of borrowings outstanding, net of deferred financing costs of $1.1 million, under the Agreement. The average interest rate on the outstanding borrowings was 3.88% for the year ended December 31, 2019. The Company recorded interest expense related to the Revolving Credit Agreement of $1.7 million and $2.0 million for the three months ended March 31, 2020 and 2019, respectively.

Senior Notes

The Company’s Senior Notes are recorded at amortized cost. The carrying amounts and estimated fair values of the Company’s Senior Notes were as follows (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.125% Senior Notes	$298,913	$297,291	$298,688	$311,100
5.375% Senior Notes due 2023	445,581	461,646	445,247	482,099
3.750% Senior Notes	296,297	270,900	296,129	300,600
Total	$1,040,791	$1,029,837	$1,040,064	$1,093,799

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

The initial carrying value of the 5.125% Senior Notes was $295.8 million, net of the discount and debt issuance costs of $4.2 million. The issuance costs are amortized as interest expense, and the carrying value of the 5.125% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 5.125% Senior Notes as of March 31, 2020 was $298.9 million. The Company recorded interest expense related to the 5.125% Senior Notes of $4.1 million for each of the three months ended March 31, 2020 and 2019.

5.375% Senior Notes due 2023

On July 24, 2018, the Company issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes due 2023. The 5.375% Senior Notes due 2023 are general senior unsecured obligations of the Company. The 5.375% Senior Notes due 2023 bear interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The 5.375% Senior Notes due 2023 will mature on July 24, 2023. The Company may redeem some or all of the 5.375% Senior Notes due 2023 at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 5.375% Senior Notes due 2023). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes due 2023 was $444.2 million, net of the discount and debt issuance costs of $5.8 million. The issuance costs are amortized as interest expense, and the carrying value of the 5.375% Senior Notes due 2023 will accrete up to the face amount over the term of the notes. The carrying value of the 5.375% Senior Notes as of March 31, 2020 was $445.6 million. The Company recorded interest expense related to the 5.375% Senior Notes due 2023 of $6.4 million and $6.3 million for the three months ended March 31, 2020 and 2019, respectively.

3.750% Senior Notes

On September 27, 2019, the Company issued an aggregate of $300.0 million principal amount of 3.750% Senior Notes. The 3.750% Senior Notes are general unsecured obligations of the Company. The 3.750% Senior Notes bear interest at a rate of 3.750% per year, payable in cash on April 1 and October 1 of each year, commencing April 1, 2020. The 3.750% Senior Notes will mature on October 1, 2024. The Company may redeem some or all of the 3.750% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 3.750% Senior Notes was $296.1 million, net of discount and debt issuance costs of $3.9 million. The issuance costs will be amortized as interest expense and the carrying value of the 3.750% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 3.750% Senior Notes was $296.3 million as of March 31, 2020. The Company recorded interest expense related to the 3.750% Senior Notes of $3.0 million for the three months ended March 31, 2020. The Company did not record any interest expense related to the 3.750% Senior Notes for the three months ended March 31, 2019.

Collateralized Borrowings

On March 13, 2015, the Company entered into a $28.2 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.70% per year and matured on March 13, 2019; therefore, there were no borrowings outstanding as of March 31, 2020 or December 31, 2019. The Company did not record any interest expense related to this arrangement for the three months ended March 31, 2020. The Company recorded interest expense related to this arrangement of $29 thousand for the three months ended March 31, 2019.

On May 31, 2017, the Company entered into a $29.9 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.44% per year and matures on May 31, 2021. As of March 31, 2020 and December 31, 2019, the Company had $9.8 million and $11.7 million, respectively, outstanding related to this arrangement. The book value of the fixed assets pledged as of March 31, 2020 was $1.7 million. The Company recorded interest expense related to this arrangement of $0.1 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.

On April 8, 2019, the Company entered into a $15.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.77% and matures on April 8, 2023. As of March 31, 2020 and December 31, 2019, the Company had $12.4 million and $13.2 million, respectively, outstanding related to this arrangement. The book value of the fixed assets pledged as of March 31, 2020 was $6.2 million. The Company recorded interest expense related to this arrangement of $0.1 million for the three months ended March 31, 2020. The Company did not record any interest expense related to this arrangement for the three months ended March 31, 2019.

On April 19, 2019, the Company entered into a $10.0 million secured loan arrangement of, under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.89% and matures on April 19, 2023. As of March 31, 2020 and December 31, 2019, the Company had $8.1 million and $8.8 million, respectively, outstanding related to this arrangement. The book value of the fixed assets pledged as of March 31, 2020 was $4.9 million. The Company recorded interest expense related to this arrangement of $0.1 million for the three months ended March 31, 2020. The Company did not record any interest expense related to this arrangement for the three months ended March 31, 2019.

Short-Term Borrowings

On August 22, 2017, the Company entered into a committed unsecured loan agreement with Itau Unibanco S.A. The agreement provides for short-term loans of up to $3.8 million (BRL 20.0 million). The maturity date of the agreement is August 20, 2020. Borrowings under this agreement bear interest at the Brazilian Interbank offering rate plus 3.30%. As of March 31, 2020 and December 31, 2019, there were $3.8 million (BRL 20.0 million) and $5.0 million (BRL 20.0 million), respectively, of borrowings outstanding under the agreement. As of March 31, 2020, the interest rate was 7.1%. The Company recorded interest expense related to the agreement of $0.1 million for each of the three months ended March 31, 2020 and 2019.

On August 23, 2017, the Company entered into a committed unsecured credit agreement with Itau Unibanco S.A. The agreement provides for an intra-day overdraft credit line up to $9.7 million (BRL 50.0 million). The maturity date of the agreement is June 12, 2020. This facility bears a fee of 1.00% per year. As of March 31, 2020 and December 31, 2019, there were no borrowings outstanding under this agreement. The Company recorded bank fees related to the agreement of $27 thousand and $33 thousand for the three months ended March 31, 2020 and 2019, respectively.
19.	Compensation

The Compensation Committee may grant various equity-based awards, including RSUs, restricted stock, stock options, LPUs and shares of BGC Class A common stock. Upon vesting of RSUs, issuance of restricted stock, exercise of stock options and redemption/exchange of LPUs, the Company generally issues new shares of BGC Class A common stock.

On June 22, 2016, at the annual meeting of stockholders, the stockholders approved the Equity Plan to increase from 350 million to 400 million the aggregate number of shares of BGC Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. As of March 31, 2020, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 134.5 million shares.

The Company incurred compensation expense related to Class A common stock, LPUs and RSUs as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Issuance of common stock and exchangeability expenses	$23,034	$3,536
Allocations of net income[1]	1,279	4,546
LPU amortization	16,309	3,045
RSU amortization	1,582	1,014
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$42,204	$12,141

1	Certain LPUs generally receive quarterly allocations of net income and are generally contingent upon services being provided by the unit holders, including the Preferred Distribution.

Limited Partnership Units

A summary of the activity associated with LPUs awarded to BGC employees is as follows (in thousands):

	BGC LPUs	Newmark LPUs[2]
Balance at December 31, 2019	102,407	14,607
Granted	12,661	—
Redeemed/exchanged units	(2,489)	(31)
Forfeited units	(2)	—
Balance at March 31, 2020	112,577	14,576

The LPUs table above includes both regular and Preferred Units. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for further information on Preferred Units). A summary of the BGC Holdings and Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

	BGC LPUs	Newmark LPUs
Regular Units	78,054	10,405
Preferred Units	34,523	4,171
Balance at March 31, 2020	112,577	14,576

Issuance of Common Stock and Exchangeability Expenses

Compensation expense related to the issuance of BGC or Newmark Class A common stock and grants of exchangeability on BGC Holdings and Newmark Holdings LPUs to BGC employees is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Issuance of common stock and exchangeability expense	$23,034	$3,536

BGC LPUs held by BGC employees may become exchangeable or redeemed for BGC Class A common stock on a one-for-one basis, and Newmark LPUs held by BGC employees may become exchangeable or redeemed for a number of shares of Newmark Class A common stock equal to the number of limited partnership interests multiplied by the then Exchange Ratio. As of March 31, 2020, the Exchange Ratio was 0.9461.

A summary of the LPUs redeemed in connection with the issuance of BGC Class A common stock or Newmark Class A common stock (at the current exchange ratio) or granted exchangeability for BGC Class A common stock or Newmark Class A common stock (at the current Exchange Ratio) held by BGC employees is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
BGC Holdings LPUs	4,001	521
Newmark Holdings LPUs	192	179
Total	4,193	700

As of March 31, 2020 and December 31, 2019, the number of share-equivalent BGC LPUs exchangeable for shares of BGC Class A common stock at the discretion of the unit holder held by BGC employees was 4.4 million and 3.1 million, respectively. As of March 31, 2020 and December 31, 2019, the number of Newmark LPUs exchangeable into shares of Newmark Class A common stock at the discretion of the unit holder held by BGC employees (at the current Exchange Ratio) was 0.8 million and 0.8 million, respectively.

LPU Amortization

Compensation expense related to the amortization of LPUs held by BGC employees is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Stated vesting schedule	$16,277	$3,506
Post-termination payout	32	(461)
LPU amortization	$16,309	$3,045

There are certain LPUs that have a stated vesting schedule and do not receive quarterly allocations of net income. These LPUs generally vest between two and five years from the date of grant. The fair value is determined on the date of grant based on the market value of an equivalent share of BGC or Newmark Class A common stock (adjusted if appropriate based upon the award’s eligibility to receive quarterly allocations of net income), and is recognized as compensation expense, net of the effect of estimated forfeitures, ratably over the vesting period.

A summary of the outstanding LPUs held by BGC employees with a stated vesting schedule that do not receive quarterly allocations of net income is as follows (in thousands):

	March 31, 2020	December 31, 2019
BGC Holdings LPUs	33,348	30,699
Newmark Holdings LPUs	481	1,171
Aggregate estimated grant date fair value – BGC and Newmark Holdings LPUs	$179,570	$138,324

As of March 31, 2020, there was approximately $97.4 million of total unrecognized compensation expense related to unvested BGC and Newmark LPUs held by BGC employees with a stated vesting schedule that do not receive quarterly allocations of net income that is expected to be recognized over 1.90 years.

Compensation expense related to LPUs held by BGC employees with a post-termination pay-out amount, such as REUs, and/or a stated vesting schedule is recognized over the stated service period. These LPUs generally vest between two and five years from the date of grant. As of March 31, 2020, there were 1.1 million outstanding BGC LPUs with a post-termination payout, with a notional value of approximately $13.3 million and an aggregate estimated fair value of $8.7 million, and 0.1 million outstanding Newmark LPUs with a post-termination payout, with a notional value of approximately $0.9 million and an aggregate estimated fair value of $0.2 million. As of December 31, 2019, there were 1.2 million outstanding BGC LPUs with a post-termination payout, with a notional value of approximately $15.3 million and an aggregate estimated fair value of $10.0 million, and 0.1 million outstanding Newmark LPUs with a post-termination payout, with a notional value of approximately $1.0 million and an aggregate estimated fair value of $0.2 million.

Restricted Stock Units

Compensation expense related to RSUs held by BGC employees is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
RSU amortization	$1,582	$1,014

A summary of the activity associated with RSUs held by BGC employees and directors is as follows (RSUs and dollars in thousands):

	RSUs	Weighted- Average Grant Date Fair Value	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2019	4,478	$5.25	$23,516	2.50
Granted	228	4.32	986
Delivered units	(1,117)	5.68	(6,345)
Forfeited units	(94)	4.71	(443)
Balance at March 31, 2020	3,495	$5.07	$17,714	2.40

The fair value of RSUs held by BGC employees and directors is determined on the date of grant based on the market value of Class A common stock adjusted as appropriate based upon the award’s ineligibility to receive dividends. The compensation expense is recognized ratably over the vesting period, taking into effect estimated forfeitures. The Company uses historical data, including historical forfeitures and turnover rates, to estimate expected forfeiture rates for both employee and director RSUs. Each RSU is settled in one share of Class A common stock upon completion of the vesting period.

For the RSUs that vested during the three months ended March 31, 2020 and 2019, the Company withheld shares of Class A common stock valued at $1.7 million and $0.4 million to pay taxes due at the time of vesting. As of March 31, 2020, there was approximately $17.4 million of total unrecognized compensation expense related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.39 years.

Acquisitions

In connection with certain of its acquisitions, the Company has granted certain LPUs and RSUs. As of March 31, 2020 and December 31, 2019, the aggregate estimated fair value of these acquisition-related LPUs and RSUs was $9.0 million and $10.7 million, respectively. The liability for such acquisition-related awards is included in “Accounts payable, accrued and other liabilities” on the Company’s unaudited condensed consolidated statements of financial condition.

Restricted Stock

BGC employees hold shares of BGC and Newmark restricted stock. Such restricted shares are generally saleable by partners in five to ten years. Partners who agree to extend the length of their employment agreements and/or other contractual modifications sought by the Company are expected to be able to sell their restricted shares over a shorter time period. Transferability of the restricted shares of stock is not subject to continued employment or service with the Company or any affiliate or subsidiary of the Company; however, transferability is subject to compliance with BGC and its affiliates’ customary noncompete obligations.

During both the three months ended March 31, 2020 and 2019, no BGC or Newmark shares were forfeited in connection with this clause. During the three months ended March 31, 2020 and 2019, the Company released the restrictions with respect to 0.1 million and 0.3 million of such BGC shares held by BGC employees, respectively. As of March 31, 2020 and December 31, 2019, there were 6.2 million and 6.4 million of such restricted BGC shares held by BGC employees outstanding, respectively. Additionally, during the three months ended March 31, 2020 and 2019, Newmark released the restrictions with respect to 0.1 million and 0.1 million, respectively, of restricted Newmark shares held by BGC employees.

Deferred Compensation

The Company maintains a deferred cash award program, which provides for the grant of deferred cash incentive compensation to eligible employees. The Company may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period.

The total compensation expense recognized in relation to the deferred cash compensation awards for the three months ended March 31, 2020 and 2019 was $0.2 million and de minimis respectively. As of March 31, 2020 and December 31, 2019, the total liability for the deferred cash compensation awards was $4.1 million and $3.5 million, respectively, which is included in “Accrued compensation” on the Company’s unaudited condensed consolidated statements of financial condition. As of March 31, 2020, total unrecognized compensation cost related to deferred cash compensation, prior to the consideration of forfeitures, was approximately $1.6 million and is expected to be recognized over a weighted-average period of 1.67 years.

20.	Commitments, Contingencies and Guarantees

Contingencies

In the ordinary course of business, various legal actions are brought and are pending against the Company and its subsidiaries in the U.S. and internationally. In some of these actions, substantial amounts are claimed. The Company is also involved, from time to time, in reviews, examinations, investigations and proceedings by governmental and self-regulatory agencies (both formal and informal) regarding the Company’s businesses, operations, reporting or other matters, which may result in regulatory, civil and criminal judgments, settlements, fines, penalties, injunctions, enhanced oversight, remediation, or other relief. The following generally does not include matters that the Company has pending against other parties which, if successful, would result in awards in favor of the Company or its subsidiaries.

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

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacted, that are used in lieu of margin and deposits with those clearing organizations. As of March 31, 2020 and December 31, 2019, the Company was contingently liable for $2.3 million under these letters of credit.

Risk and Uncertainties

The Company generates revenues by providing financial intermediary, and brokerage activities to institutional customers and by executing and, in some cases, clearing transactions for institutional counterparties. Revenues for these services are transaction-based. As a result, revenues could vary based on the transaction volume of global financial markets. Additionally, financing is sensitive to interest rate fluctuations, which could have an impact on the Company’s overall profitability.

Insurance

The Company is self-insured for health care claims, up to a stop-loss amount for eligible participating employees and qualified dependents in the United States, subject to deductibles and limitations. The Company’s liability for claims incurred but not reported is determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $1.9 million and $1.8 million in health care claims as of March 31, 2020 and December 31, 2019, respectively. The Company does not expect health care claims to have a material impact on its financial condition, results of operations, or cash flows.

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

Indemnifications

In connection with the sale of eSpeed, the Company has indemnified Nasdaq for amounts over a defined threshold against damages arising from breaches of representations, warranties and covenants. In addition, in connection with the acquisition of GFI, the Company has indemnified the directors and officers of GFI. As of March 31, 2020, no contingent liability has been recorded in the Company’s unaudited condensed consolidated statements of financial condition for these indemnifications, as the potential for being required to make payments under these indemnifications is remote.
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

As of both March 31, 2020 and December 31, 2019, the Company’s unrecognized tax benefits, excluding related interest and penalties, were $10.5 million, all of which, if recognized, would affect the effective tax rate. The Company is currently open to examination by tax authorities in U.S. federal, state and local jurisdictions and certain non-U.S. jurisdictions for tax years beginning 2008, 2009 and 2012, respectively. The Company is currently under examination by tax authorities in the U.S. Federal and certain state and local jurisdictions. The Company does not believe that the amounts of unrecognized tax benefits will materially change over the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits in “Provision (benefit) for income taxes” in the Company’s unaudited condensed consolidated statements of operations. As of March 31, 2020 and December 31, 2019 the Company accrued $2.3 million and $2.3 million, respectively, for income tax-related interest and penalties.

22.	Regulatory Requirements

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or FCMs subject to Rule 15c3-1 of the SEC and Rule 1.17 of the CFTC, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of March 31, 2020, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain U.K. and European subsidiaries of the Company are regulated by the FCA and must maintain financial resources (as defined by the FCA) in excess of the total financial resources requirement of the FCA. As of March 31, 2020, the U.K. and European subsidiaries had financial resources in excess of their requirements.

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

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of March 31, 2020, the Company’s regulated subsidiaries held $683.8 million of net assets. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $395.5 million.
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

Geographic Information

The Company offers products and services in the U.S., U.K., Asia (including Australia), Other Europe, MEA, France, and Other Americas. Information regarding revenues is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenues:
U.S.	$153,444	$146,420
U.K.	242,370	231,780
Asia	89,592	81,567
Other Europe/MEA	66,637	49,843
France	34,253	21,489
Other Americas	16,871	13,652
Total revenues	$603,167	$544,751

Information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; ROU assets; certain other investments; goodwill; other intangible assets, net of accumulated amortization; and rent and other deposits) in the geographic areas is as follows (in thousands):

	March 31,	December 31,
	2020	2019
Long-lived assets:
U.S.	$756,809	$766,315
U.K.	623,545	595,571
Asia	114,799	122,564
Other Europe/MEA	47,792	38,994
France	22,202	21,877
Other Americas	17,432	19,595
Total long-lived assets	$1,582,579	$1,564,916

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

Product information regarding revenues is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenues:
Rates	$167,240	$155,611
Credit	97,189	85,727
FX	94,366	101,558
Energy and commodities	82,582	69,865
Insurance	44,836	31,404
Equities and other asset classes	82,953	70,247
Total brokerage revenues	$569,166	$514,412
All other revenues	34,001	30,339
Total revenues	$603,167	$544,751

24.	Revenue from Contracts with Customers

The following table presents the Company’s total revenues separated between revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue from contracts with customers:
Commissions	$455,855	$430,182
Data, software, and post-trade	19,398	17,910
Fees from related parties	5,521	5,795
Other revenues	3,957	2,853
Total revenue from contracts with customers	484,731	456,740
Other sources of revenue:
Principal transactions	113,311	84,230
Interest income	4,161	3,665
Other revenues	964	116
Total revenues	$603,167	$544,751

As discussed in Note 1— “Organization and Basis of Presentation”, the Company adopted the new revenue recognition standard as of January 1, 2018. There was no significant impact to the Company’s unaudited condensed consolidated financial statements for the periods presented as a result of applying the new revenue recognition standard.

Refer to Note 3— “Summary of Significant Accounting Policies” in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019 for detailed information on the recognition of the Company’s revenues from contracts with customers.

Disaggregation of Revenue

Refer to Note 23—“Segment, Geographic and Product Information,” for a further discussion on the allocation of revenues to geographic regions.

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

The Company had receivables related to revenues from contracts with customers of $820.9 million and $778.4 million at March 31, 2020 and December 31, 2019, respectively. The Company had no impairments related to these receivables during the three months ended March 31, 2020 and 2019.

The Company’s deferred revenue primarily relates to customers paying advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at March 31, 2020 and December 31, 2019 was $15.9 million and $12.9 million, respectively. During the three months ended March 31, 2020 and 2019, the Company recognized revenue of $6.4 million and $6.3 million, respectively, that was recorded as deferred revenue at the beginning of the period.

Contract Costs

The Company capitalizes costs to fulfill contracts associated with different lines of its business where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.

At March 31, 2020 and December 31, 2019, there were $1.4 million of capitalized costs recognized to fulfill a contract.

25.Leases

The Company, acting as a lessee, has operating leases primarily relating to office space, data centers and office equipment. The leases have remaining lease terms of 0.1 year to 19.4 years, some of which include options to extend the leases in 1 to 10 year increments for up to 10 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement is recognized as incurred. All leases were classified as operating leases as of March 31, 2020.

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

As of March 31, 2020 the Company did not have any leases that have not yet commenced but that create significant rights and obligations.

Supplemental information related to the Company’s operating leases is as follows (in thousands):

	Classification in Unaudited Condensed Consolidated Statements of Financial Condition	March 31, 2020	December 31, 2019
Assets
Operating lease right-of-use assets	Other assets	$161,410	$169,065
Liabilities
Operating lease liabilities	Accounts payable, accrued and other liabilities	$179,498	$187,398

	March 31, 2020	December 31, 2019
Weighted-average remaining lease term
Operating leases (years)	7.1	7.3
Weighted-average discount rate
Operating leases	4.9%	4.9%

The components of lease expense are as follows (in thousands):

	Classification in Unaudited Condensed Consolidated Statements of Operations	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease cost	Occupancy and equipment	$9,866	$12,234

Short-term lease expense is not material.

The following table shows the Company’s maturity analysis of its operating lease liabilities (in thousands):

March 31, 2020
2020 (excluding the three months ended March 31, 2020)	$21,639
2021	28,303
2022	29,298
2023	23,990
2024	19,526
Thereafter	123,013
Total	$245,769
Interest	(66,271)
Total	$179,498

The following table shows cash flow information related to lease liabilities (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash paid for obligations included in the measurement of lease liabilities	$9,088	$11,772

26.Current Expected Credit Losses (CECL)

The Company manages its receivable portfolios using past-due status as a key credit quality indicator.

The below table presents portfolio segmentation of the Company’s receivables disaggregated by credit quality indicators and origination periods as of March 31, 2020 (in thousands):

	Amortized Cost Basis by Origination Year and Past-Due Status
	Total	2020	2019	2018	2017	Prior
Accrued commissions receivable
Past-due status:
Less than 1 year	$371,270	$272,074	$99,196	$—	$—	$—
1 year - less than 2 years	34,468	—	14,183	20,285	—	—
2 years and greater	16,156	—	—	5,114	6,878	4,164
Total Accrued commissions receivable	$421,894	$272,074	$113,379	$25,399	$6,878	$4,164

Employee-related receivables
Past-due status:
Less than 1 year	$3,009	$605	$2,404	$—	$—	$—
1 year - less than 2 years	1,888	—	919	969	—	—
2 years and greater	1,325	—	—	83	375	867
Total Employee-related receivables	$6,222	$605	$3,323	$1,052	$375	$867

The CECL reserve reflects management’s current estimate of potential credit losses related to the receivable balances included in the Company’s unaudited condensed consolidated statements of financial condition. See Note 3—“Summary of Significant Accounting Policies” for further discussion of the CECL reserve methodology.

The following table presents the activity in the CECL reserve by receivable class for the three months ended March 31, 2020 (in thousands):

	Allowance Rollforward by Portfolio Segment

	Accrued commissions receivable	Employee-related receivables	Total
Beginning balance, January 1, 2020	$811	$1,133	$1,944
Current-period provision for expected credit losses	179	586	765
Write-offs charged against the allowance	—	—	—
Recoveries collected	—	—	—
Ending balance, March 31, 2020	$990	$1,719	$2,709

As described in Note 1—“Organization and Basis of Presentation” upon adoption of the new credit losses guidance on January 1, 2020, the Company recognized an initial CECL reserve of approximately $1.9 million against its receivables portfolio with a corresponding charge to retained deficit on unaudited condensed consolidated statements of changes in equity. As required, any subsequent changes to the CECL reserve are recognized in Net income (loss) available to common stockholders in the Company’s unaudited condensed consolidated statements of operations. During the three months ended March 31, 2020, the Company recorded an approximately $0.8 million increase in the expected credit loss reserve against the receivables portfolio, bringing the Company’s total CECL reserve to approximately $2.7 million as of March 31, 2020. The increase in the CECL reserve against Accrued commissions receivable reflects the updated macroeconomic assumptions resulting from the COVID-19 pandemic and downward credit rating migration of certain receivables in the portfolio. The increase in the CECL reserve pertaining to Employee-related receivables is a result of employee terminations.

27.	Subsequent Events

First Quarter 2020 Dividend

On May 4, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.01 per share for the first quarter of 2020, payable on June 8, 2020 to BGC Class A and Class B common stockholders of record as of May 22, 2020.

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

This discussion summarizes the significant factors affecting our results of operations and financial condition as of and during the three months ended March 31, 2020. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report.

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

We previously offered real estate services through our publicly traded subsidiary, Newmark (NASDAQ: NMRK). On November 30, 2018, we completed the Spin-Off of Newmark.

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

As of March 31, 2020, we had over 2,900 brokers, salespeople, managers and other front-office personnel across our businesses.

Newmark IPO, Separation and Spin-Off

On November 30, 2018, we completed the Spin-Off of the shares of Newmark Class A and Class B common stock held by us to our stockholders as of the close of business on the Record Date through a special pro-rata stock dividend pursuant to which shares of Newmark Class A common stock held by BGC were distributed to holders of BGC Class A common stock and shares of Newmark Class B common stock held by BGC were distributed to holders of BGC Class B common stock (which holders of BGC Class B common stock were Cantor and another entity controlled by our CEO, Howard W. Lutnick). Following the Spin-Off, BGC no longer holds any interest in Newmark. See  Note 1—“Organization and Basis of Presentation” to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019, for further information regarding the transactions related to the Newmark IPO, Separation and Spin-Off.

GFI Merger

On January 12, 2016, we completed our acquisition of GFI, a leading intermediary and provider of trading technologies and support services to the global OTC and listed markets, via the GFI Merger. GFI serves institutional clients in operating electronic and hybrid markets for cash and derivative products across multiple asset classes.

Nasdaq Transaction

On June 28, 2013, we completed the sale of certain assets to Nasdaq, which purchased certain assets and assumed certain liabilities from us and our affiliates, including the eSpeed brand name and various assets comprising the Fully Electronic portion of our benchmark on-the-run U.S. Treasury brokerage, market data and co-location service businesses. Refer to “Nasdaq Transaction” under “Overview and Business Environment” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 for further information.

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

We have continued to invest in our new Fenics stand-alone Fully Electronic offerings, which currently include:

•

Algomi, acquired in March 2020, which provides technology aggregating buy-side clients’ access to venues, trading counterparties and exchanges. This subscription SaaS improves their workflow and liquidity through data aggregation, pre-trade information analysis, and execution facilitation. We expect to integrate this business with our existing Lucera SaaS connectivity subscription service in order to provide both data and execution capabilities directly between banks/dealers and their buy-side customers;

•

Fenics GO, our new electronic trading platform, which provides live, real-time and tradeable two-way electronic liquidity for exchange-listed futures and options, such as Eurex EURO STOXX 50 Index Options, NIKKEI 225, and related Delta One strategies. In January of this year, Fenics GO added Citadel Securities, who joined IMC, Maven Securities, and Optiver as electronic liquidity providers;

•

Fenics UST, which generated notional volume growth of more than 300% year-on-year in the first quarter of 2020. This compares with an increase of 14% for overall primary dealer U.S. Treasury volumes. Primary dealer volumes are based on data from the Securities Industry and Financial Markets Association. Fenics UST is now the second largest CLOB platform for U.S. Treasuries. CLOB market share is based on BGC’s estimates and data from Greenwich Associates for the U.S. Treasury volumes of Fenics UST, CME BrokerTec, Nasdaq Fixed Income, and Dealerweb. Including these CLOB platforms as well as the volumes of platforms using other fully electronic U.S. Treasury trading protocols, Fenics UST increased its market share from 1.8% to 6.0% year-on-year in March 2020, per Greenwich Associates.

•	Our expanded Fenics FX platforms, including MidFX, Spot, FX Options, and non-deliverable and FX forwards;
•	Lucera, which is our software-defined network, offering the trading community direct connectivity to each other; and

•	Capitalab’s Nikkei 225 options compression service, which is in partnership with the Singapore Exchange.

Collectively, our newer Fenics offerings, such as those listed above, are not yet fully up to scale, and are not yet generating significant revenues. BGC continues to expect the 2020 net investment cost associated with its newer standalone Fenics businesses to be under $40 million and continues to expect these businesses will breakeven in 2021. Over time, we expect these new products and services to become profitable, high-margin businesses as their scale and revenues increase, all else equal.

Net revenues in our Fully Electronic businesses across brokerage, data, software, and post-trade decreased 1.7% to $75.5 million for the three months ended March 31, 2020, compared to the prior year period. Within our Fenics business, total revenues from our high-margin data, software, and post-trade business were up 8.3% over the prior year period. Going forward, we expect Fenics to become an even more valuable part of BGC as it continues to grow. We continue to analyze how to optimally configure our Voice/Hybrid and Fully Electronic businesses.

Possible Corporation Conversion

The Company continues to explore a possible conversion of its UP-C partnership structure into a more simple corporate structure. If the Company determines to execute such a conversion, it would be subject to the approval of the Board of Directors, relevant committees, and be completed no earlier than year-end 2020. Any such transaction would be subject to tax, accounting, regulatory, and other considerations and approvals.

Cost Reduction Program

The Company is continuing to examine how best to operate our business with the goal of reducing expenses. During the first quarter of 2020, we implemented a cost reduction program to reduce our compensation-related cost base and streamline our operations, which resulted in $22.7 million of U.S. GAAP compensation charges recorded in the quarter. This program is expected to reduce the Company’s compensation expenses by over $35 million for the remainder of 2020. U.S. GAAP items recorded may include:

•	Certain severance charges incurred in connection with headcount reductions as part of broad restructuring plans; and
•

Certain compensation and non-compensation-related charges incurred as part of broad restructuring plans. Such U.S. GAAP items may include charges for exiting leases and/or other long-term contracts as part of cost-saving initiatives.

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

Since mid-2016, the overall financial services industry has benefited from sustained economic growth, a lower unemployment rate, higher consumer spending, the modification or repeal of certain U.S. regulations, and higher investment income. In addition, the secular trend towards digitalization and electronification within the industry has contributed to higher overall volumes and transaction count in Fully Electronic execution. Looking ahead, concerns about the future trade relationship between the U.K. and the EU after Brexit, a slowdown in global growth driven by the outbreak of COVID-19, and an increase in trade protectionism are tempered by expectations of monetary and fiscal stimulus.

COVID-19

Impact of COVID-19 on Employees

As a global intermediary to financial markets, BGC has been considered an essential business in many of its various global locations where key employees are thus able to operate out of its primary offices around the world. The Company has nonetheless taken proactive measures intended to protect its employees and clients during this global pandemic. These policies and practices seek to protect the health, safety and welfare of the Company’s workforce while enabling employees to maintain a high level of performance in compliance with applicable “shelter-in-place” orders. Certain of these items are summarized below:

•

The Company activated its Business Continuity Plan, and a majority of BGC staff members are working from home, while many other employees work from back-up locations. In all cases, the Company has mandated appropriate social distancing measures.

•	The Company provides ongoing informational COVID-19 related messages and notices.
•	Where applicable, BGC is applying more frequent and vigorous cleaning and sanitation measures and providing personal protective equipment (PPE).
•	Internal and external meetings are generally conducted virtually or via phone calls.
•	There is a ban on nonessential business travel since the beginning of March this year while personal travel is discouraged.
•	BGC has and is deferring corporate events and participation in industry conferences.
•	BGC is deploying clinical staff internally to support its employees and requiring self-quarantine.
•	The Company’s medical plans have waived applicable member cost sharing for all diagnostic testing related to COVID-19.
•	BGC continues to pay medical, dental, vision, and life insurance contributions for furloughed employees.
•

The Company also introduced zero co-pay telemedicine visits for general medicine for participants in the U.S. medical plans and their dependents. BGC has encouraged the use of telemedicine during the pandemic.

•	The Company has reminded employees about its Employee Assistance Program and the ways it can assist them during this challenging time.
•	BGC provides paid leave in accordance with its policies and applicable COVID-19-related laws and regulations.

Impact of COVID-19 on the Company’s Results

BGC has recorded and is likely to record amounts for certain U.S. GAAP items that could be higher than they otherwise would have due to the overall impact of the pandemic. Some of these items include:

•	Non-cash amortization of intangibles with respect to acquisitions;
•	Non-cash asset impairment charges with respect to goodwill or other intangible assets;
•	Non-cash mark-to-market adjustments for non-marketable investments;
•	Certain severance charges incurred in connection with headcount reductions as part of broad restructuring plans;
•

Certain compensation and non-compensation-related charges incurred as part of broad restructuring plans. Such U.S. GAAP items may include charges for exiting leases and/or other long-term contracts as part of cost-saving initiatives;

•	Expenses relating to setting up and maintaining remote and/or back-up locations; and
•	Communication expenses related to additional voice and data connections.

Some of the above items may be partially offset by certain tax benefits. It is difficult to predict the amounts of any these items or when they might be recorded because they may depend on the duration, severity, and overall impact of the pandemic.

In addition, the uncertain macroeconomic environment and the overall impact of the pandemic may affect the Company’s revenues in the following ways:

Voice/Hybrid and/or Fully Electronic Brokerage

•	Revenues across rates, credit, FX, equities, energy, and commodities are correlated with corresponding industry volumes.
•

BGC benefitted from higher industry volumes from mid-February through the end of March in 2020, and may further benefit from higher industry volumes in the future. However, there can be no assurance that such conditions will continue.

•	The long-term tailwind from government and corporate debt issuance currently underway is expected to benefit BGC’s rates and credit businesses.
•	Conversely, additional quantitative easing measures taken by central banks around the world may lower market volumes.
•

An extended period of historically low oil prices and demand for commodities could lead to lower demand for hedging and increased risk aversion, which may lower market volumes across energy and commodities.

Overall Fenics

•	Fenics is expected to benefit from secular trend towards electronic execution and opportunities created by algorithmic trading and automation.

•

BGC’s clients have indicated that the dislocations caused by COVID-19 has resulted in an even greater demand for the Company’s electronic execution. The driver of this demand is the best-in-class market liquidity that only integrated global firms like BGC can provide.

•	This benefit may be tempered by temporary shifts by traders toward Voice execution in certain markets during periods of market turbulence.
•

The pace of adoption of certain financial technology offerings may slow in the short-term due to physical dislocations experienced by BGC’s employees and clients. The Company’s medium-to longer-term overall strategy with respect to Fenics is not expected to be impacted.

•	BGC’s data, software, connectivity, and post-trade business includes a large percentage of predictable and recurring revenues.

Insurance Brokerage

•	This industry typically generates significant amounts of predictable revenues at specific times of the year as different categories of clients sign or renew policies.
•	Although certain clients may be facing financial hardship or dislocation due to the pandemic, the insurance brokerage industry has generally performed well during past economic downturns.
•	BGC expects certain insurance market participants to have an even greater demand for the types of policies it brokers.

Brexit

On June 23, 2016, the U.K. held a referendum regarding continued membership in the EU. The exit from the EU is commonly referred to as Brexit. The Brexit vote passed by 51.9% to 48.1%. The U.K. subsequently formally left the EU on January 31, 2020, but its relationship with the bloc will remain in a transition period until December 31, 2020. During this period, the U.K. will, with some exceptions, remain subject to EU law. It will also maintain access to the EU’s single market. If both the U.K. and the EU agree, this transition period may be extended once by up to two years, meaning it could remain in place until December 31, 2022. Such an extension must however be agreed upon before July 1, 2020. The U.K. government has ruled out any extension of the transition period and has legislated for a commitment not to agree to any extension. The government would then only be able to reverse that provision through new legislation. While the UK government’s position is that the COVID-19 pandemic will not impact the timing of these negotiations, no assurances can be given.

The U.K. and EU are currently negotiating a trade deal which, once signed, should determine the new bilateral trade relationship going forward. In case no new trade deal (or one incorporating financial services) is in place by the end of the transition period, absent mitigating legislative measures, this could hinder current levels of mutual market access. While other trade deals are being considered, for example between the U.K. and the U.S., these may also prove challenging to negotiate and may not replace or compensate for a reduction, if any, in U.K. and EU trade at least in the short term. Further, the terms of a U.K. and EU trade deal may adversely impact the negotiation and terms of such other deals and vice versa.

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

In addition to regulations in the U.S., legislators and regulators in Europe have crafted similar rules; MiFID II, which made sweeping changes to market infrastructure, European Market Infrastructure Regulation, which focused specifically on derivatives, and Capital

Requirements Directive IV for prudential standards. Over the past years, European policymakers have launched various reviews of post-crisis legislation, leading to legislative updates such as EMIR Regulatory Fitness and Performance and CRD V. Furthermore, they introduced a new prudential regime tailored specifically to investment firms such as our firm –the Investment Firm Review. As all these rules take effect, they will continue to alter the environment in which we operate. We note that various internal and external factors have made the EU more rigid in its approach to non-EU countries which could impact the ease with which the global financial system is connected.

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

See “Regulation” included in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information related to our regulatory environment.

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

Rates volumes in particular are influenced by market volumes and, in certain instances, volatility. Historically low and negative interest rates across the globe have significantly reduced the overall trading appetite for rates products. As a result of central bank policies and actions, as well as continued expectations of low inflation rates, many sovereign bonds continue to trade at or close to negative yields, especially in real terms. In addition, also weighing on yields and rates volumes are global central bank quantitative easing programs. The programs depress rates volumes because they entail central banks buying government securities or other securities in the open market — particularly longer-dated instruments — in an effort to promote increased lending and liquidity and bring down long-term interest rates. When central banks hold these instruments, they tend not to trade or hedge, thus lowering rates volumes across cash and derivatives markets industry-wide. Following the market dislocation and ongoing pandemic, major central banks such as the U.S. Federal Reserve, ECB, Bank of Japan, Bank of England, and Swiss National Bank have or are expected to restart quantitative easing programs, and continue to maintain historically low interest rates, keep key short-term interest rates low, or a combination of both. The overall dollar value of balance sheets of the G-4 (the U.S., Eurozone, Japan, and U.K.) is expected to remain high as a percentage of G-4 GDP over the medium-to-long-term. Largely as a result of quantitative easing and expectations of continued low inflation, the yield on Germany's 10-year bond was (0.471)% and the yield on Japan's 10-year bond was 0.012% as of the end of the first quarter of 2020.

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

During the three months ended March 31, 2020, industry volumes were generally higher year-over-year across, fixed income, FX, equities, credit, and commodities. BGC’s brokerage revenues, excluding insurance, were up by 9% year-on-year in the quarter, with March up by more than twice this percentage. This reflected substantially higher global volumes and volatility across every financial asset class in the last 6 weeks of the quarter. Below is an expanded discussion of the volume and growth drivers of our various brokerage product categories.

Rates Volumes and Volatility

Our rates business is influenced by a number of factors, including global sovereign issuances, secondary trading and the hedging of these sovereign debt instruments. The amount of global sovereign debt outstanding remains high by historical standards, and the level of secondary trading and related hedging activity was higher during 2020. In addition, according to Bloomberg and the Federal Reserve Bank of New York, the average daily volume of various U.S. Treasuries, excluding Treasury bills, among primary dealers was 18% higher in the first quarter of 2020 as compared to a year earlier. Additionally, interest rate derivative volumes were up 28% and 34% at ICE and the CME, respectively, all according to company press releases. In comparison, our revenue from Fenics Fully Electronic rates decreased 4.3%, while our overall rates revenues were up 7.5% as compared to a year earlier to $167.2 million.

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

Overall, analysts and economists expect the absolute level of sovereign debt outstanding to remain at elevated levels for the foreseeable future as governments finance their future deficits and roll over their sizable existing debt. Meanwhile, economists expect that the effects of various forms of quantitative easing previously and currently being undertaken by the various major central banks over the past several years will continue to negatively impact financial market volumes, as economic growth remains weak in most OECD countries. As a result, we expect long-term tailwinds in our rates business from continuing high levels of government debt, but continued near-term headwinds due to the current low interest rate environment and continued accommodative monetary policies globally.

FX Volumes and Volatility

Global FX volumes were generally higher during the first quarter of 2020. Spot FX volumes at CME, Refinitiv (formerly the Financial & Risk business of Thomson Reuters), and EBS were up 22%, 6%, and 23%, respectively, during the quarter. In comparison, our overall FX revenues decreased by 7.1% to $94.4 million. However, Fenics Fully Electronic FX volumes increased by 23% compared with a year earlier, as the market has continued to embrace electronic execution in this asset class and as our FX offerings such as Fenics FX, MidFX, and Fenics Direct gained further market share.

Insurance

Our overall insurance brokerage business now includes Ed Broking, as well as our newly established aviation and space insurance brokerage business, whose producers are not yet generating meaningful revenue. Therefore, these newer insurance businesses are not yet up to scale. The pre-tax loss relating to our insurance brokerage business was $8.5 million and $3.0 million for the three months ended March 31, 2020 and 2019, respectively. We expect reduced insurance near-term earnings because of the scale of recent new hires. We anticipate this division’s second quarter results to be well below the second quarter of 2019 and to improve in the third and fourth quarters but remain just below breakeven. We expect insurance brokerage to operate profitably in 2021, and to reach approximately 15% margins on profitability by 2022, including additional new hires.

We believe that our insurance brokerage platform is worth materially more than our investment in it. Our goal is to maximize value for our investors, and we are exploring ways to do so with respect to this business.

Equities and Other Asset Classes

Global equity volumes were generally up during the first quarter of 2020. Research from Raymond James indicated that the average daily volumes of U.S. cash equities and U.S. options were both up 46% year-on-year, while average daily volume of European cash equities shares were up 23% (in notional value). Over the same timeframe, Eurex average daily volumes of equity derivatives were up 36%. Our overall revenues from equities, and other asset classes increased by 18.1% to $83.0 million.

Credit Volumes

The cash portion of our credit business is impacted by the level of global corporate bond issuance, while both the cash and credit derivatives sides of this business are impacted by sovereign and corporate issuance. The global credit derivative market turnover has declined over the last few years due to the introduction of rules and regulations around the clearing of credit derivatives in the U.S. and elsewhere, along with non-uniform regulation across different geographies. In addition, many of our large bank customers continue to reduce their inventory of bonds and other credit products in order to comply with Basel III and other international financial regulations. During the first quarter of 2020, primary dealer average daily volume for corporate bonds (excluding commercial paper) was up by 7% according to Bloomberg and the Federal Reserve Bank of New York. Total notional traded credit derivatives as reported by the International Swaps and Derivatives Association — a reflection of the OTC derivatives market — were up by 68%, from a year earlier. In comparison, our overall credit revenues were up by 13.4% to $97.2 million.

Energy and Commodities

Energy and commodities volumes were generally higher during the first quarter of 2020 compared with the year earlier. According to the Futures Industry Association, the total contracts traded in energy and commodities futures were up 45% year-on-year in the quarter. Similarly, total contracts traded in energy and commodities options were up 69% in the same period. In comparison, BGC’s energy and commodities revenues increased by 18.2% to $82.6 million.

Summary of Results from Operations

During the three months ended March 31, 2020, BGC’s revenues increased 10.7% to $603.2 million compared to the same period in 2019. This growth was largely due to an increase in brokerage revenues, which were up by 10.6% to $569.2 million for the three months ended March 31, 2020 compared to the same period in 2019. In addition, for the three months ended March 31, 2020, our data, software, and post-trade revenues increased by 8.3% to $19.4 million compared to the same period in 2019. For the three months ended March 31, 2020, income from operations before income taxes decreased by $87.3 million to $29.7 million, primarily due to a $47.0 million decrease in Other income (losses), net and a $30.1 million increase in Equity-based compensation and allocations of net income to limited partnership units and FPUs, compared to the same period in the prior year.

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

Our average revenue per front-office employee has historically declined year-over-year for the period immediately following significant headcount increases, and the additional brokers and salespeople generally achieve significantly higher productivity levels in their second or third year with the Company. Excluding our insurance brokerage business, as of March 31, 2020, our front-office headcount was

2,515 brokers, salespeople, managers and other front-office personnel, down 2% from 2,574 a year ago. Compared to the prior year period, average revenue per front-office employee for the three months ended March 31, 2020 increased by 8% to $213 thousand from $197 thousand. On a stand-alone basis, our total insurance brokerage headcount increased by 23% to 428 from 349 a year ago.

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

Since 2018, our acquisitions have included Poten & Partners, Ed Broking, Ginga Petroleum, Algomi and several smaller acquisitions.

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

On March 6, 2020, we completed the acquisition of Algomi, a software company that provides technology to bond market participants to improve their workflow and liquidity by data aggregation, pre-trade information analysis and execution facilitation.

FINANCIAL HIGHLIGHTS

For the three months ended March 31, 2020, we had income (loss) from operations before income taxes of $29.7 million compared to $117.1 million in the year earlier period. This decrease was largely a result of increased compensation expense, as well as significant gains in the three months ended March 31, 2019, which included the gain on sale of CSC Commodities, and gains related to fair value adjustments on investments. Total revenues for the three months ended March 31, 2020 increased $58.4 million to $603.2 million, led primarily by our insurance, energy and commodities, equities and other asset classes, rates, and credit businesses, and slightly offset by lower revenue from our FX business. While we benefited from generally higher industry volumes, this was partially offset by the dislocation faced by BGC’s employees and clients due to COVID-19. But for these disruptions, we believe that our revenue improvement would have been greater.

Brokerage revenues for the three months ended March 31, 2020 increased by $54.8 million, or 10.6% from the same period in 2019. Our top line was primarily driven by organic growth. Our energy and commodities and equities platforms were up by 18.2% and 18.1%, respectively, while our rates and credit businesses grew by 7.5%, and 13.4%, respectively. BGC’s insurance brokerage revenues increased 42.8% mainly due to the acquisition of Ed Broking. Net revenues in our Fully Electronic businesses across brokerage, data, software, and post-trade decreased 1.7% to $75.5 million for the three months ended March 31, 2020, compared to the prior year period. Within our Fenics business, total revenues from our high-margin data, software, and post-trade business were up 8.3% over the prior year period. Our Fenics financial technology businesses consist of three business lines. First, the technology which operates our integrated voice and electronic liquidity pools and enables electronic execution. Second, our fully electronic marketplaces, and third, our data, connectivity, software, and post-trade businesses. As we have said in the past, during periods of market turbulence, our clients often value the insight our brokers provide. As a result, voice brokers added more liquidity and market share over these past several months in many areas where clients had access to our liquidity equally via voice or electronics. This dynamic caused what we believe was a temporary shift by traders toward voice execution in many markets. This was due to both the extreme levels of volatility across many asset classes, as well as the disruptive physical dislocations faced by our brokers, clients, and the customers of our clients. However, our clients have indicated that, looking forward, the dislocations caused by COVID-19 have resulted in an even greater desire on the part of market participants to integrate our electronic execution, because of the best-in-class market liquidity only integrated global firms like BGC can provide. We expect this trend to improve our electronic brokerage revenues and profitability over time.

Total expenses increased $98.7 million to $568.4 million, primarily due to an $86.8 million increase in compensation expenses driven by the impact of higher variable compensation, the implementation of a cost reduction program designed to reduce future expenses and streamline operations, and an increase in equity-based compensation. The increase in non-compensation expenses was primarily driven by the interest expense related to the 3.750% Senior Notes, which were issued in September 2019, as well as an increase in commissions and floor brokerage expenses.

On May 4, 2020, our Board declared a 1 cent dividend for the first quarter. The Board took the step of reducing the quarterly dividend out of an abundance of caution in order to strengthen the Company’s balance sheet as the global capital markets face difficult and unprecedented macroeconomic conditions. Additionally, BGC Holdings will reduce its distributions to or on behalf of its partners. The distributions to or on behalf of partners will at least cover their related tax payments. Whether any given post-tax amount is equivalent to the amount received by a stockholder also on an after tax basis depends upon stockholders’ and partners’ domiciles and tax status. BGC believes that these steps will allow the Company to prioritize its financial strength. The Company expects to regularly review its capital return policy.

RESULTS OF OPERATIONS

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020		2019
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$455,855	75.6%	$430,182	78.8%
Principal transactions	113,311	18.8	84,230	15.5
Total brokerage revenues	569,166	94.4	514,412	94.3
Fees from related parties	5,521	0.9	5,795	1.1
Data, software and post-trade	19,398	3.2	17,910	3.3
Interest income	4,161	0.7	3,665	0.7
Other revenues	4,921	0.8	2,969	0.6
Total revenues	603,167	100.0	544,751	100.0
Expenses:
Compensation and employee benefits	344,749	57.2	288,000	52.9
Equity-based compensation and allocations of net income to limited partnership units and FPUs (1)	42,204	7.0	12,141	2.2
Total compensation and employee benefits	386,953	64.2	300,141	55.1
Occupancy and equipment	51,074	8.5	46,002	8.4
Fees to related parties	5,435	0.9	2,927	0.5
Professional and consulting fees	19,956	3.3	20,005	3.7
Communications	30,521	5.1	30,411	5.6
Selling and promotion	18,699	3.1	18,402	3.4
Commissions and floor brokerage	19,277	3.2	14,618	2.7
Interest expense	17,334	2.9	13,198	2.4
Other expenses	19,188	3.1	24,015	4.4
Total expenses	568,437	94.3	469,719	86.2
Other income (losses), net:
Gains (losses) on divestitures and sale of investments	—	—	20,054	3.7
Gains (losses) on equity method investments	1,023	0.2	783	0.1
Other income (loss)	(6,015)	(1.0)	21,202	3.9
Total other income (losses), net	(4,992)	(0.8)	42,039	7.7
Income (loss) from operations before income taxes	29,738	4.9	117,071	21.5
Provision (benefit) for income taxes	8,706	1.4	29,897	5.5
Consolidated net income (loss)	21,032	3.5	87,174	16.0
Less: Net income (loss) operations attributable to noncontrolling interest in subsidiaries	6,718	1.1	25,306	4.6
Net income (loss) available to common stockholders	$14,314	2.4%	$61,868	11.4%

(1)	The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Three Months Ended March 31,
	2020		2019
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and exchangeability expenses	$23,034	3.8%	$3,536	0.6%
Allocations of net income	1,279	0.2	4,546	0.8
LPU amortization	16,309	2.7	3,045	0.6
RSU amortization	1,582	0.3	1,014	0.2
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$42,204	7.0%	$12,141	2.2%

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Revenues

Brokerage Revenues

Total brokerage revenues increased by $54.8 million, or 10.6%, to $569.2 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Commission revenues increased by $25.7 million, or 6.0%, to $455.9 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Principal transactions revenues increased by $29.1 million, or 34.5%, to $113.3 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

The increase in total brokerage revenues was primarily driven by increases in revenues from insurance, rates, equities, and other asset classes, energy and commodities, and credit, partially offset by a decrease in revenues from foreign exchange.

Our brokerage revenues from insurance increased by $13.4 million, or 42.8% to $44.8 million for the three months ended March 31, 2020. This increase was primarily due to the acquisition of Ed Broking.

Our brokerage revenues from rates increased by $11.6 million, or 7.5%, to $167.2 million for the three months ended March 31, 2020. The increase in rates revenues was primarily driven by higher global volumes.

Our brokerage revenues from equities and other asset classes increased by $12.7 million, or 18.1%, to $83.0 million for the three months ended March 31, 2020. This increase was mainly driven by organic growth.

Our brokerage revenues from energy and commodities increased by $12.7 million, or 18.2%, to $82.6 million for the three months ended March 31, 2020. This increase was primarily driven by organic growth.

Our credit revenues increased by $11.5 million, or 13.4%, to $97.2 million for the three months ended March 31, 2020. This increase was mainly due to higher global volumes.

Our FX revenues decreased by $7.2 million, or 7.1%, to $94.4 million for the three months ended March 31, 2020. This decrease was primarily driven by a decrease in market volatility.

Fees from Related Parties

Fees from related parties decreased by $0.3 million, or 4.7% to $5.5 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Data, Software and Post-Trade

Data, software and post-trade revenues increased by $1.5 million, or 8.3%, to $19.4 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This increase was primarily driven by an increase in Fenics software revenues and new business contracts.

Interest Income

Interest income increased by $0.5 million, or 13.5%, to $4.2 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Other Revenues

Other revenues increased by $2.0 million, or 65.7% to $4.9 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This was primarily driven by an increase in consulting income for Poten & Partners.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $56.7 million, or 19.7%, to $344.7 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The main drivers of this increase were the impact of higher brokerage revenues on variable compensation, costs associated with the implementation of a cost reduction program designed to reduce future expenses and streamline operations, as well as the impact of acquisitions and hires.

Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units and FPUs

Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $30.1 million, to $42.2 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This was primarily driven by an increase in charges related to equity-based compensation due higher combined grants of common stock and exchangeability and amortization.

Occupancy and Equipment

Occupancy and equipment expense increased by $5.1 million, or 11.0%, to $51.1 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This increase was primarily driven by higher fixed asset impairments as well as an increase in amortization expense on developed software.

Fees to Related Parties

Fees to related parties increased by $2.5 million, or 85.7%, to $5.4 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Fees to related parties are allocations paid to Cantor for administrative and support services (such as accounting, occupancy, and legal).

Professional and Consulting Fees

Professional and consulting fees slightly decreased by 0.2%, and remained steady at $20.0 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Communications

Communications expense increased by $0.1 million, or 0.4%, to $30.5 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. As a percentage of total revenues, communications expense slightly decreased from the prior year period.

Selling and Promotion

Selling and promotion expense increased by $0.3 million, or 1.6%, to $18.7 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. As a percentage of total revenues, selling and promotion expense slightly decreased from the prior year period.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $4.7 million, or 31.9%, to $19.3 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This line item tends to move in line with brokerage revenues as higher volumes result in increased commissions and floor brokerage costs.

Interest Expense

Interest expense increased by $4.1 million, or 31.3%, to $17.3 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This increase was primarily driven by interest expense related to the 3.750% Senior Notes issued in September 2019 and borrowings on BGC’s Credit Facility.

Other Expenses

Other expenses decreased by $4.8 million, or 20.1% to $19.2 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, which was primarily due to a decrease in settlements.

Other Income (Losses), net

Gains (Losses) on Divestitures and Sale of Investments

We had no gains or losses from divestitures or sale of investments during the three months ended March 31, 2020, compared to a gain of $20.1 million from the sale of CSC Commodities during the three months ended March 31, 2019.

Gains (Losses) on Equity Method Investments

Gains (losses) on equity method investments increased by $0.2 million, to a gain of $1.0 million, for the three months ended March 31, 2020 as compared to a gain of $0.8 million for the three months ended March 31, 2019. Gains (losses) on equity method investments represent our pro-rata share of the net gains or losses on investments over which we have significant influence, but which we do not control.

Other Income (Loss)

Other income (loss) decreased by $27.2 million, due to a loss of $6.0 million for the three months ended March 31, 2020 as compared to income of $21.2 million the three months ended March 31, 2019. This was primarily driven by fair value adjustments on investments carried under the measurement alternative in the three months ended March 31, 2019. There was also a decrease related to the mark-to-market on marketable securities, as well as a decrease due to losses related to mark-to-market movements.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes decreased by $21.2 million, or 70.9%, to $8.7 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This decrease was primarily driven by lower pre-tax earnings as well as a change in the geographical and business mix of earnings, which can have an impact on our consolidated effective tax rate from period-to-period.

Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries

Net income (loss) attributable to noncontrolling interest in subsidiaries decreased by $18.6 million, or 73.5%, to $6.7 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

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

	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018[1]	September 30, 2018[1]	June 30, 2018[1]
Revenues:
Commissions	$455,855	$382,897	$409,765	$422,974	$430,182	$372,370	$352,292	$378,709
Principal transactions	113,311	71,725	75,536	90,432	84,230	62,787	73,360	84,988
Fees from related parties	5,521	8,218	8,208	7,221	5,795	5,022	6,821	5,934
Data, software and post-trade	19,398	18,151	18,364	18,741	17,910	18,169	16,547	15,370
Interest income	4,161	2,865	3,976	7,813	3,665	3,919	2,870	4,940
Other revenues	4,921	3,300	5,288	4,006	2,969	4,084	3,752	1,102
Total revenues	603,167	487,156	521,137	551,187	544,751	466,351	455,642	491,043
Expenses:
Compensation and employee benefits	344,749	271,296	278,544	290,071	288,000	249,951	221,575	252,250
Equity-based compensation and allocations of net income to limited partnership units and FPUs	42,204	69,389	40,330	43,752	12,141	85,178	34,901	45,602
Total compensation and employee benefits	386,953	340,685	318,874	333,823	300,141	335,129	256,476	297,852
Occupancy and equipment	51,074	48,987	44,709	45,109	46,002	38,934	39,148	34,365
Fees to related parties	5,435	2,858	7,123	6,457	2,927	4,586	5,644	5,882
Professional and consulting fees	19,956	27,553	21,262	23,347	20,005	23,865	22,329	20,001
Communications	30,521	29,715	29,882	29,974	30,411	26,808	29,078	30,729
Selling and promotion	18,699	21,432	20,320	21,491	18,402	19,112	16,146	17,855
Commissions and floor brokerage	19,277	16,377	15,831	16,791	14,618	17,549	15,082	15,345
Interest expense	17,334	15,636	15,258	14,985	13,198	11,615	10,722	10,028
Other expenses	19,188	18,886	42,757	21,765	24,015	17,541	14,882	14,548
Total expenses	568,437	522,129	516,016	513,742	469,719	495,139	409,507	446,605
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	(14)	—	(1,619)	20,054	—	—	—
Gains (losses) on equity method investments	1,023	1,064	1,530	738	783	2,415	1,327	1,011
Other income (loss)	(6,015)	9,462	2,095	194	21,202	2,453	15,123	1,481
Total other income (losses), net	(4,992)	10,512	3,625	(687)	42,039	4,868	16,450	2,492
Income (loss) from operations before income taxes	29,738	(24,461)	8,746	36,758	117,071	(23,920)	62,585	46,930
Provision (benefit) for income taxes	8,706	2,095	6,186	14,993	29,897	16,980	23,019	14,571
Consolidated net income (loss) from continuing operations	21,032	(26,556)	2,560	21,765	87,174	(40,900)	39,566	32,359
Consolidated net income (loss) from discontinued operations, net of tax	—	—	—	—	—	11,041	122,738	17,631
Consolidated net income (loss)	21,032	(26,556)	2,560	21,765	87,174	(29,859)	162,304	49,990
Less: Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries	6,718	(10,313)	6,089	8,154	25,306	(18,995)	7,956	12,358
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries	—	—	—	—	—	5,879	34,062	2,429
Net income (loss) available to common stockholders	$14,314	$(16,243)	$(3,529)	$13,611	$61,868	$(16,743)	$120,286	$35,203

[1]	Financial results have been retrospectively adjusted as a result of the Spin-Off to reflect Newmark through November 30, 2018 as discontinued operations for all periods presented.

The table below details our brokerage revenues by product category for the indicated periods (in thousands):

	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Brokerage revenue by product:
Rates	$167,240	$129,549	$156,765	$152,959	$155,611	$128,874	$121,984	$141,400
FX	94,366	80,369	86,492	101,899	101,558	94,706	96,988	102,307
Credit	97,189	70,438	72,382	78,166	85,727	67,484	67,111	75,526
Energy and commodities	82,582	70,954	72,335	73,430	69,865	53,799	57,974	56,277
Insurance	44,836	43,277	39,692	41,417	31,404	15,155	19,211	17,792
Equities and other asset classes	82,953	60,035	57,635	65,535	70,247	75,139	62,384	70,395
Total brokerage revenues	$569,166	$454,622	$485,301	$513,406	$514,412	$435,157	$425,652	$463,697
Brokerage revenue by product (percentage):
Rates	29.4%	28.5%	32.3%	29.8%	30.2%	29.6%	28.6%	30.5%
FX	16.6	17.7	17.8	19.8	19.7	21.8	22.8	22.1
Credit	17.1	15.5	14.9	15.2	16.7	15.5	15.8	16.3
Energy and commodities	14.5	15.6	14.9	14.3	13.6	12.4	13.6	12.1
Insurance	7.9	9.5	8.2	8.1	6.1	3.5	4.5	3.8
Equities and other asset classes	14.5	13.2	11.9	12.8	13.7	17.2	14.7	15.2
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Brokerage revenue by type:
Voice/Hybrid	$513,101	$410,332	$436,841	$460,359	$455,582	$389,203	$382,272	$410,376
Fully Electronic	56,065	44,290	48,460	53,047	58,830	45,954	43,380	53,321
Total brokerage revenues	$569,166	$454,622	$485,301	$513,406	$514,412	$435,157	$425,652	$463,697
Brokerage revenue by type (percentage):
Voice/Hybrid	90.1%	90.3%	90.0%	89.7%	88.6%	89.4%	89.8%	88.5%
Fully Electronic	9.9	9.7	10.0	10.3	11.4	10.6	10.2	11.5
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet

Our balance sheet and business model are not capital intensive. Our assets consist largely of cash, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term capital (equity and notes payable) is held to support the less liquid assets and potential capital investment opportunities. Total assets as of March 31, 2020 were $5.7 billion, an increase of 46.3% as compared to December 31, 2019. The increase in total assets was driven primarily by increases in Receivables from broker-dealers, clearing organizations, customers and related broker-dealers as well as Cash and cash equivalents and Accrued commissions and other receivables, net. We maintain a significant portion of our assets in cash and Securities owned, with our liquidity (which we define as Cash and cash equivalents, Reverse repurchase agreements, Marketable securities and Securities owned, less Securities loaned and Repurchase Agreements) as of March 31, 2020 of $512.3 million. See “Liquidity Analysis” below for a further discussion of our liquidity. Our Securities owned were $57.5 million as of March 31, 2020 and December 31, 2019. Our Marketable securities decreased to $0.2 million as of March 31, 2020, compared to $14.2 million as of December 31, 2019. We did not have any Reverse repurchase agreements as of March 31, 2020 and December 31, 2019. We had Securities loaned of $3.0 million and Repurchase Agreements of $0.5 million as of March 31, 2020. As of December 31, 2019, we had Securities loaned of $13.9 million and no Repurchase Agreements.

On March 19, 2018, we entered into the BGC Credit Agreement with Cantor. The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the previous credit facility between BGC and an affiliate of Cantor, and was approved by the Audit Committee of BGC. On August 6, 2018, the Company entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that can be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2021, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of March 31, 2020, there were no borrowings by BGC or Cantor outstanding under this agreement.

As part of our cash management process, we may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of March 31, 2020 and December 31, 2019, there were no reverse repurchase agreements outstanding.

Additionally, in August 2013, the Audit Committee authorized us to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including policies relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of March 31, 2020 and December 31, 2019, we had no investments in the program.

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

As discussed above, our liquidity was $512.3 million as of March 31, 2020. Our liquidity remains strong and the steps taken during the first quarter of 2020 were intended to prevent unwarranted financial stress during this extraordinary COVID-19 period. Our decision to reduce our dividend and draw down additional funds on the Revolving Credit Facility was a result of preparing for the unknown in the current extraordinary macroeconomic/social environment and was not taken to meet an external demand for liquidity, but rather to strengthen our balance sheet. We continue to operate soundly without stress and do not have any Company-specific financial issues. The reduction of the dividend was an internally driven, precautionary step to ensure the financial security of the company in uncertain times. We have no meaningful debt maturities due until May 2021. The proceeds from the revolving credit facility may be used for general corporate purposes.

Notes Payable, Other and Short-term Borrowings

Unsecured Senior Revolving Credit Agreement

On November 28, 2018, we entered into a new Revolving Credit Agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, which replaced the existing committed unsecured senior revolving credit agreement. The maturity date of the new Revolving Credit Agreement was November 28, 2020 and the maximum revolving loan balance is $350.0 million. Borrowings under this agreement bear interest at either LIBOR or a defined base rate plus additional margin. On December 11, 2019, we entered into an amendment to the new unsecured Revolving Credit Agreement. Pursuant to the amendment, the maturity date was extended to February 26, 2021. On February 26, 2020, the Company entered into a second amendment to the unsecured revolving credit agreement, pursuant to which, the maturity date was extended by two years to February 26, 2023. The size of the Revolving Credit Agreement, along with the interest rate on the borrowings therefrom, remained unchanged. As of March 31, 2020, there was $297.2 million of borrowings outstanding, net of deferred financing costs of $2.8 million, under the new unsecured Revolving Credit Agreement. As of December 31, 2019, there was $68.9 million of borrowings outstanding, net of deferred financing costs of $1.1 million, under the new unsecured Revolving Credit Agreement. The average interest rate on the outstanding borrowings was 3.446 % for the three months ended March 31, 2020.

5.125% Senior Notes

On May 27, 2016, we issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes. The 5.125% Senior Notes are general senior unsecured obligations of the Company. The 5.125% Senior Notes bear interest at a rate of 5.125% per year, payable in cash on May 27 and November 27 of each year, commencing November 27, 2016. The 5.125% Senior Notes will mature on May 27, 2021. The Company may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of its notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. Cantor purchased $15.0 million of such senior notes and still holds such notes as of March 31, 2020. The initial carrying value of the 5.125% Senior Notes was $295.8 million, net of the discount and debt issuance costs of $4.2 million, of which $0.5 million were underwriting fees payable to CF&Co and $18 thousand were underwriting fees payable to CastleOak Securities, L.P. The carrying value of the 5.125% Senior Notes as of March 31, 2020 was $298.9 million.

On August 16, 2016, we filed a Registration Statement on Form S-4 which was declared effective by the SEC on September 13, 2016. On September 15, 2016, BGC launched an exchange offer in which holders of the 5.125% Senior Notes, issued in a private placement on May 27, 2016 could exchange such notes for new registered notes with substantially identical terms. The exchange offer closed on October 12, 2016 at which point the initial 5.125% Senior Notes were exchanged for new registered notes with substantially identical terms.

5.375% Senior Notes due 2023

On July 24, 2018, we issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes due 2023. The 5.375% Senior Notes due 2023 are general senior unsecured obligations of the Company. The 5.375% Senior Notes due 2023 bear interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The 5.375% Senior Notes due 2023 will mature on July 24, 2023. We may redeem some or all of the 5.375% Senior Notes due 2023 at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 5.375% Senior Notes due 2023). If a “Change of Control Triggering Event” (as defined in the indenture related to the 5.375% Senior Notes due 2023) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes due 2023 was $444.2 million, net of the discount and debt issuance costs of $5.8 million, of which $0.3 million were underwriting fees paid to CF&Co and $41 thousand were underwriting fees paid to CastleOak Securities, L.P. We also paid CF&Co an advisory fee of $0.2 million in connection with the issuance. The issuance costs are amortized as interest expense and the carrying value of the 5.375% Senior Notes due 2023 will accrete up to the face amount over the term of the notes. The carrying value of the 5.375% Senior Notes as of March 31, 2020 was $445.6 million.

On July 31, 2018, we filed a Registration Statement on Form S-4 which was declared effective by the SEC on August 10, 2018. On August 10, 2018, BGC launched an exchange offer in which holders of the 5.375% Senior Notes, issued in a private placement on July 24, 2018 could exchange such notes for new registered notes with substantially identical terms. The exchange offer closed on September 17, 2018 at which point the initial 5.375% Senior Notes were exchanged for new registered notes with substantially identical terms.

3.750% Senior Notes

On September 27, 2019, we issued an aggregate of $300.0 million principal amount of 3.750% Senior Notes. The 3.750% Senior Notes are general unsecured obligations of the Company. The 3.750% Senior Notes bear interest at a rate of 3.750% per annum, payable on each April 1 and October 1, commencing April 1, 2020. The 3.750% Senior Notes will mature on October 1, 2024. We may redeem some or all of the 3.750% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 3.750% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture related to the 3.750% Senior Notes) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 3.750% Senior Notes was $296.1 million, net of discount and debt issuance costs of $3.9 million, of which $0.2 million were underwriting fees payable to CF&Co and $36 thousand were underwriting fees payable to CastleOak Securities, L.P. The issuance costs will be amortized as interest expense and the carrying value of the 3.750% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 3.750% Senior Notes was $296.3 million as of March 31, 2020.

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

Collateralized Borrowings

On March 13, 2015, we entered into a secured loan arrangement of $28.2 million under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.70% per year and matured on March 13, 2019, therefore there were no borrowings outstanding as of December 31, 2019 or March 31, 2020.

On May 31, 2017, we entered into a secured loan arrangement of $29.9 million under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.44% per year and matures on May 31, 2021. As of March 31, 2020 and December 31, 2019, we had $9.8 million and $11.7 million, respectively, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of March 31, 2020 was $1.7 million. The book value of the fixed assets pledged as of December 31, 2019 was $2.3 million.

On April 8, 2019, we entered into a secured loan arrangement of $15.0 million, under which we pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.77% and matures on April 8, 2023. As of March 31, 2020, we had $12.4 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of March 31, 2020 was $6.2 million. As of December 31, 2019, we had $13.2 million outstanding related to this secured loan arrangement. The net book value of the fixed assets pledged as of December 31, 2019 was $8.1 million. Also, on April 19, 2019, we entered into a secured loan arrangement of $10.0 million, under which we pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.89% and matures on April 19, 2023. As of March 31, 2020, we had $8.1 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of March 31, 2020 was $4.9 million. As of December 31, 2019, we had $8.8 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2019 was $5.7 million.

Weighted-average Interest Rate

For the three months ended March 31, 2020 and 2019, the weighted-average interest rate of our total Notes payable and other borrowings, which include our Unsecured Senior Revolving Credit Agreement, Senior Notes, and Collateralized Borrowings, was 4.43% and 5.05%, respectively.

Short-term Borrowings

On August 22, 2017, we entered into a committed unsecured loan agreement with Itau Unibanco S.A. The credit agreement provides for short-term loans of up to $3.8 million (BRL 20.0 million). The maturity date of the agreement is August 20, 2020. Borrowings under this facility bear interest at the Brazilian Interbank offering rate plus 3.30%. As of March 31, 2020, there were $3.8 million (BRL 20.0 million) of borrowings outstanding under the facility. As of December 31, 2019, there were $5.0 million (BRL 20.0 million) of borrowings outstanding under the facility. As of March 31, 2020, the interest rate was 7.1%.

On August 23, 2017, we entered into a committed unsecured credit agreement with Itau Unibanco S.A. The credit agreement provides for an intra-day overdraft credit line up to $9.7 million (BRL 50.0 million). The maturity date of the agreement is June 12, 2020. This facility bears a fee of 1.00% per year. As of March 31, 2020 and December 31, 2019, there were no borrowings outstanding under this facility.

CREDIT RATINGS

As of March 31, 2020, our public long-term credit ratings and associated outlooks are as follows:

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

Our liquidity analysis includes a comparison our Consolidated net income (loss) adjusted for certain non-cash items (e.g., Equity-based compensation) as presented on the cash flow statement. Dividends and distributions are payments made to our holders of common shares and limited partnership interests and are related to earnings from prior periods. These timing differences will impact our cash flows in a given period.

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

At December 31, 2019, the Company completed the calculation of the one-time transition tax on the deemed repatriation of foreign subsidiaries’ earnings pursuant to the Tax Act and previously recorded a net cumulative tax expense of $25.0 million, net of foreign tax credits. An installment election can be made to pay the taxes over eight years with 40% paid in equal installments over the first five years and the remaining 60% to be paid in installments of 15%, 20% and 25% in years six, seven and eight, respectively. The cumulative remaining balance as of March 31, 2020 is $15.8 million.

As of March 31, 2020, the Company had $455.0 million of Cash and cash equivalents, and included in this amount was $251.9 million of Cash and cash equivalents held by foreign subsidiaries.

Discussion of the three months ended March 31, 2020

The table below presents our Liquidity Analysis:

	March 31, 2020	December 31, 2019
(in millions)
Cash and cash equivalents	$455.0	$415.4
Securities owned	57.5	57.5
Marketable securities [1]	0.3	0.3
Repurchase Agreements	(0.5)	—
Total	$512.3	$473.2

1As of December 31, 2019 $13.9 million of Marketable securities on our balance sheet had been lent in a Securities loaned transaction and, therefore, are not included in this Liquidity Analysis.

The $39.0 million increase in our liquidity position from $473.2 million as of December 31, 2019 to $512.3 million as of March 31, 2020, was primarily related to the $230.0 million draw down on the Revolving Credit Agreement, partially offset by ordinary movements in working capital (including settlement of payables to related parties), cash paid with respect to annual employee bonuses and associated tax and compensation expenses, cost reduction charges, year-end taxes, acquisitions and our continued investment in new revenue generating hires.

Discussion of the three months ended March 31, 2019

The table below presents our Liquidity Analysis:

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

The $18.5 million decrease in our liquidity position from $410.9 million as of December 31, 2018 to $392.4 million as of March 31, 2019 was primarily related to the financing of acquisitions, cash paid with respect to annual employee bonuses, ordinary movements in working capital, and the Company continuing to invest in new revenue generating hires. These out flows were partially offset by the Company drawing $250.0 million from its $350.0 million revolving credit facility

CLEARING CAPITAL

In November 2008, we entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on our behalf. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to us, Cantor shall be entitled to request from us, and we shall post as soon as practicable, cash or other property acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement. Cantor had not requested any cash or other property from us as collateral as of March 31, 2020.

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

The final phase of Basel III (unofficially called “Basel IV”) is a global prudential regulatory standard designed to make banks more resilient and increase confidence in the banking system. Its wide scope includes reviewing market, credit and operational risk along with targeted changes to leverage ratios. Basel IV includes updates to the calculation of bank capital requirements with the aim of making outcomes more comparable across banks globally. Most of the requirements are expected to be implemented by national and regional authorities by around 2023. The adoption of these proposed rules could restrict the ability of our large bank and broker-dealer customers to operate trading businesses and to maintain current capital market exposures under the present structure of their balance sheets, and will cause these entities to need to raise additional capital in order to stay active in our marketplaces.

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

In addition, the majority of our other foreign subsidiaries are subject to similar regulation by the relevant authorities in the countries in which they do business. Certain other of our foreign subsidiaries are required to maintain non-U.S. net capital requirements. For example, in Hong Kong, BGC Securities (Hong Kong), LLC, GFI (HK) Securities LLC and Sunrise Broker (Hong Kong) Limited are regulated by the Securities and Futures Commission. BGC Capital Markets (Hong Kong), Limited and GFI (HK) Brokers Ltd are regulated by The Hong Kong Monetary Authority. All are subject to Hong Kong net capital requirements. In France, Aurel BGC and BGC France Holdings; in Australia, BGC Partners (Australia) Pty Limited, BGC (Securities) Pty Limited and GFI Australia Pty Ltd.; in Japan, BGC Shoken Kaisha Limited’s Tokyo branch and BGC Capital Markets Japan LLC’s Tokyo Branch; in Singapore, BGC Partners (Singapore) Limited, and GFI

Group Pte Ltd; in Korea, BGC Capital Markets & Foreign Exchange Broker (Korea) Limited and GFI Korea Money Brokerage Limited; and in Turkey, BGC Partners Menkul Degerler AS, all have net capital requirements imposed upon them by local regulators. In addition, BGC is a member of clearing houses such as London Metals Exchange, which may impose minimum capital requirements. In Latin America, BGC Liquidez Distribuidora De Titulos E Valores Mobiliarios Ltda. (Brazil) has net capital requirements imposed upon it by local regulators.

These subsidiaries may also be prohibited from repaying the borrowings of their parents or affiliates, paying cash dividends, making loans to their parent or affiliates or otherwise entering into transactions, in each case, that result in a significant reduction in their regulatory capital position without prior notification or approval from their principal regulator. See Note 22—“Regulatory Requirements” to our unaudited condensed consolidated financial statements for further details on our regulatory requirements.

As of March 31, 2020, $683.8 million of net assets were held by regulated subsidiaries. As of March 31, 2020, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $395.5 million.

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

Much of our global derivatives volumes continue to be executed by non-U.S. based clients outside the U.S. and subject to local prudential regulations. As such, we will continue to operate a number of European regulated venues in accordance with EU or U.K. legislation and licensed by the FCA or EU-based national supervisors. These venues are also operated for non-derivative instruments for these clients. MiFID II was published by the European Securities and Markets Authority in September 2015, and implemented in January 2018 and introduced important infrastructural changes.

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

MiFID II is intended to help improve the functioning of the EU single market by achieving a greater consistency of regulatory standards. By design, therefore, it is intended that EU member states should have very similar regulatory regimes in relation to the matters addressed to MiFID. MiFID II has also introduced a new regulated execution venue category known as an OTF that captures much of the Voice-and Hybrid-oriented trading in EU. Much of our existing EU derivatives and fixed income execution business now take place on OTFs. Further to its decision to leave the EU, the U.K. has implemented MIFID II’s requirements into its own domestic legislation. Brexit may impact future market structures and MiFID II rulemaking and implementation due to potential changes in mutual passporting between the U.K. and EU member states.

In addition, the GDPR came into effect in the EU on May 25, 2018 and creates new compliance obligations in relation to personal data. The GDPR may affect our practices, and will increase financial penalties for non-compliance significantly.

See “Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information related to our regulatory environment.

EQUITY

Class A Common Stock

Changes in shares of BGC Class A common stock outstanding were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Shares outstanding at beginning of period	307,915	291,475
Share issuances:
Redemptions/exchanges of limited partnership interests[1]	2,105	1,821
Vesting of RSUs	697	240
Acquisitions	270	18
Other issuances of BGC Class A common stock	72	61
Treasury stock repurchases	—	(233)
Shares outstanding at end of period	311,059	293,382

1

Included in redemption/exchanges of limited partnership interests for the three months ended March 31, 2020, are 1.4 million shares of BGC Class A common stock granted in connection with the cancellation of 1.4 million LPUs. Included in redemption/exchanges of limited partnership interests for the three months ended March 31, 2019, are 0.1 million shares of BGC Class A common stock granted in connection with the cancellation of 0.1 million LPUs. Because LPUs are included in the Company’s fully diluted share count, if dilutive, redemptions or exchanges in connection with the issuance of shares of BGC Class A common stock would not materially impact the fully diluted number of shares and units outstanding.

Class B Common Stock

The Company did not issue any shares of BGC Class B common stock during the three months ended March 31, 2020 and 2019. As of March 31, 2020, and December 31, 2019, there were 45,884,380 shares of BGC Class B common stock outstanding.

Unit Redemptions and Share Repurchase Program

The Board and Audit Committee have authorized repurchases of BGC Class A common stock and redemptions of limited partnership interests or other equity interests in our subsidiaries. On August 1, 2018, the Company’s Board and Audit Committee again increased the Company’s share repurchase and unit redemption authorization to $300.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of March 31, 2020, the Company had $255.7 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units.

The table below represents the units redeemed and/or shares repurchased for cash and does not include units redeemed/cancelled in connection with the grant of shares of BGC Class A common stock nor the limited partnership interests exchanged for shares of BGC Class A common stock. The gross unit redemptions and share repurchases of BGC Class A common stock during the three months ended March 31, 2020 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted-Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Program
Redemptions[1]
January 1, 2020—March 31, 2020	235	$4.30
Repurchases[2]
January 1, 2020—March 31, 2020	—	$—
Total Repurchases	—	—
Total Redemptions and Repurchases	235	$4.30	$255,678

1.

During the three months ended March 31, 2020, the Company redeemed 0.2 million LPUs at an aggregate redemption price of $1.0 million for an average price of $4.30 per unit. No FPUs were redeemed during the three months ended March 31, 2020. During the three months ended March 31, 2019, the Company redeemed 1.2 million LPUs at an aggregate redemption price of $7.2 million for a weighted-average price of $6.00 per unit and 2.3 thousand FPUs at an aggregate redemption price of $14.1 thousand for a weighted-average price of $6.11 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 1.4 million and 0.1 million shares of BGC Class A common stock during the three months ended March 31, 2020 and 2019, respectively, nor the limited partnership interests exchanged for 0.6 million and 0.9 million shares of BGC Class A common stock during the three months ended March 31, 2020 and 2019, respectively.

2.

The Company did not repurchase any shares of BGC Class A common stock during the three months ended March 31, 2020. During the three months ended March 31, 2019, the Company repurchased 0.2 million shares of BGC Class A common stock at an aggregate price of $1.2 million for a weighted-average price of $5.30 per share.

The weighted-average share count, including securities that were anti-dilutive for our earnings per share calculation was as follows (in thousands):

Three Months Ended March 31, 2020
Common stock outstanding[1]	358,001
Partnership units[2]	178,393
RSUs (Treasury stock method)	708
Other	1,340
Total[3]	538,442

1

Common stock consisted of shares of BGC Class A common stock, shares of BGC Class B common stock and contingent shares for which all necessary conditions have been satisfied except for the passage of time. For the quarter ended March 31, 2020, the weighted-average number of shares of BGC Class A common stock was 312.1 million and shares of BGC Class B common stock was 45.9 million.

2

Partnership units collectively include FPUs, LPUs, and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings,” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information).

3

For the three months ended March 31, 2020, 0.2 million potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Also as of March 31, 2020, 18.2 million shares of contingent BGC Class A common stock and LPUs were excluded from fully diluted EPS computations because the conditions for issuance had not been met by the end of the period. The contingent BGC Class A common stock is recorded as a liability and included in “Accounts payable, accrued and other liabilities” in our unaudited condensed consolidated statement of financial condition as of March 31, 2020.

The fully diluted period-end spot share count was as follows (in thousands):

As of March 31, 2020
Common stock outstanding	356,943
Partnership units	179,637
RSUs (Treasury stock method)	708
Other	1,289
Total	538,577

On June 5, 2015, we entered into the Exchange Agreement with Cantor providing Cantor, CFGM and other Cantor affiliates entitled to hold BGC Class B common stock the right to exchange from time to time, on a one-to-one basis, subject to adjustment, up to an aggregate of 34,649,693 shares of BGC Class A common stock now owned or subsequently acquired by such Cantor entities for up to an aggregate of 34,649,693 shares of BGC Class B common stock. Such shares of BGC Class B common stock, which currently can be acquired upon the exchange of Cantor units owned in BGC Holdings, are already included in our fully diluted share count and will not increase Cantor’s current maximum potential voting power in the common equity. The Exchange Agreement enabled the Cantor entities to acquire the same number of shares of BGC Class B common stock that they were already entitled to acquire without having to exchange its Cantor units in BGC Holdings. The Audit Committee and Board have determined that it was in the best interests of us and our stockholders to approve the Exchange Agreement because it will help ensure that Cantor retains its Cantor units in BGC Holdings, which is the same partnership in which our partner employees participate, thus continuing to align the interests of Cantor with those of the partner employees. On November 23, 2018, in the Class B Issuance, BGC issued 10,323,366 shares of BGC Class B common stock to Cantor and 712,907 shares of BGC Class B common stock to CFGM, an affiliate of Cantor, in each case in exchange for shares of BGC Class A common stock from Cantor and CFGM, respectively, on a one-to-one basis pursuant to the Exchange Agreement. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC by Cantor or CFGM for the Class B Issuance. The Class B issuance was exempt from the Securities Act. Following this exchange, Cantor and its affiliates only have the right to exchange under the Exchange Agreement up to an aggregate of 23,613,420 shares of BGC Class A common stock, now owned or subsequently acquired, or its Cantor units in BGC Holdings, into shares of BGC Class B common stock. As of March 31, 2020, Cantor and CFGM do not own any shares of BGC Class A common stock.

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

Registration Statements

We currently have in place an effective equity shelf registration statement on Form S-3 filed on March 9, 2018 with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock from time to time on a delayed or continuous basis. On March 9, 2018, we entered into the March 2018 Sales Agreement, pursuant to which we may offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock. Proceeds from shares of BGC Class A common stock sold under this CEO Program Sales Agreement may be used for redemptions of limited partnership interests in BGC Holdings, as well as for general corporate purposes, including acquisitions and the repayment of debt. CF&Co is a wholly owned subsidiary of Cantor and an affiliate of us. Under this Sales Agreement, we have agreed to pay CF&Co up to 2% of the gross proceeds from the sale of shares. For additional information on the Company’s CEO Program sales agreements, see Note 14—“Related Party Transactions” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

As of March 31, 2020, we have issued and sold 17.6 million shares of BGC Class A common stock (or $210.6 million) under the March 2018 Sales Agreement. We intend to use the net proceeds of any shares of BGC Class A common stock sold for general corporate purposes for potential acquisitions, redemptions of LPUs and FPUs in BGC Holdings and repurchases of shares of BGC Class A common stock from partners, executive officers and other employees of ours or our subsidiaries and of Cantor and its affiliates. Certain of such partners will be expected to use the proceeds from such sales to repay outstanding loans issued by, or credit enhanced by, Cantor, or BGC Holdings. In addition to general corporate purposes, these sales along with our share repurchase authorization are designed as a planning device in order to facilitate the redemption process. Going forward, we may redeem units and reduce our fully diluted share count under our repurchase authorization or later sell shares of BGC Class A common stock under the March 2018 Sales Agreement.

Further, we have an effective registration statement on Form S-4 filed on September 3, 2010, with respect to the offer and sale of up to 20 million shares of BGC Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of March 31, 2020, we have issued an aggregate of 14.1 million shares of BGC Class A common stock under this Form S-4 registration statement. Additionally, on September 13, 2019, we filed a registration statement on Form S-4, with respect to the offer and sale of up to 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of March 31, 2020, we have not issued any shares of BGC Class A common stock under this Form S-4 registration statement. We also have an effective shelf registration statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of BGC Class A common stock under the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan. As of March 31, 2020, we have issued 0.7 million shares of BGC Class A common stock under the Dividend Reinvestment and Stock Purchase Plan.

The Compensation Committee may grant stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other equity-based awards, including to provide exchange rights for shares of BGC Class A common stock upon exchange of LPUs. On June 22, 2016, at our Annual Meeting of Stockholders, our stockholders approved our Equity Plan to increase from 350 million to 400 million the aggregate number of shares of BGC Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. As of March 31, 2020, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 134.5 million shares of BGC Class A common stock.

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

As of March 31, 2020, the Company has issued 0.4 million shares of BGC Class A common stock and paid $14.6 million in cash related to such contingent payments.

As of March 31, 2020, 2.8 million shares of BGC Class A common stock, 0.2 million RSUs and $24.1 million in cash remain to be issued if the targets are met, net of forfeitures and other adjustments.

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

As of March 31, 2020, there were 2,101,783 FPUs in BGC Holdings remaining, which the partnerships had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

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

GUARANTEE AGREEMENT FROM CF&CO

Under rules adopted by the CFTC, all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the NFA and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. Our European-based brokers engage from time to time in interest rate swap transactions with U.S.-based counterparties, and therefore we are subject to the CFTC requirements. CF&Co has entered into guarantees on our behalf (and on behalf of GFI), and we are required to indemnify CF&Co for the amounts, if any, paid by CF&Co on our behalf pursuant to this arrangement. During the three months ended March 31, 2020, the Company recorded expenses of $31 thousand with respect to these guarantees.

NEWMARK SUBLEASE TO BGC

 In May 2020, the Audit Committee of the Company authorized BGC U.S. OpCo to enter into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark. The deal is a one-year sublease of approximately 21,000 rentable square feet in New York City.

EQUITY METHOD INVESTMENTS

The Company was authorized to enter into loans, investments or other credit support arrangements for Aqua (see Note 14— “Related Party Transactions,” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q); such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. On February 5, 2020, the Company’s Board and Audit Committee increased the authorized amount by an additional $2.0 million. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor.

UNIT REDEMPTIONS AND EXCHANGES—EXECUTIVE OFFICERS

On March 2, 2020, the Company granted Stephen M. Merkel 360,065 exchange rights with respect to 360,065 non-exchangeable LPUs that were previously granted to Mr. Merkel. The resulting 360,065 exchangeable LPUs were immediately exchangeable by Mr. Merkel for an aggregate of 360,065 shares of BGC Class A common stock. The grant was approved by the Compensation Committee. On March 20, 2020, the Company repurchased 185,300 of such 360,065 exchangeable LPUs held by Mr. Merkel at the average price of shares of BGC Class A common stock sold under BGC’s CEO Program from March 10, 2020 to March 13, 2020 less 1% (approximately $4.0024 per LPU, for an aggregate purchase price of approximately $741,644). The transaction was approved by the Compensation Committee. Additionally, the Compensation Committee approved the right to exchange for cash 265,568 non-exchangeable PLPUs held by Mr. Merkel, for a payment of $1,507,285 for taxes when the LPU units are exchanged. In connection with the repurchase of the 185,300 LPUs, 122,579 PLPUs were redeemed for $661,303 for taxes.

On March 27, 2019, the Audit and Compensation Committees authorized the purchase by the Company from Mr. Merkel of up to 250,000 shares of BGC Class A common stock at the closing price on March 26, 2019. Pursuant to this authorization, 233,172 shares of BGC Class A common stock were purchased by the Company on March 27, 2019 at $5.30 per share, the closing price on March 26, 2019.

On February 27, 2019, the Audit Committee authorized the purchase by Mr. Lutnick’s retirement plan of up to $56,038 of BGC Class A common stock at the closing price on March 4, 2019. Pursuant to this authorization, 8,980 shares of BGC Class A common stock were purchased by the plan on March 5, 2019 at $6.24 per share, the closing price on March 4, 2019.

MARKET SUMMARY

The following table provides certain volume and transaction count information for the quarterly periods indicated:

	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Notional Volume (in billions)
Total Fully Electronic volume	$8,048	$5,975	$6,448	$5,825	$6,703
Total Hybrid volume	85,290	66,996	73,485	66,619	68,826
Total Fully Electronic and Hybrid volume	$93,338	$72,971	$79,933	$72,444	$75,529
Transaction Count (in thousands, except for days)
Total Fully Electronic transactions	4,229	3,108	3,176	2,856	2,811
Total Hybrid transactions	1,513	1,165	1,265	1,283	1,265
Total Fully Electronic and Hybrid transactions	5,742	4,273	4,441	4,139	4,076
Trading days	62	64	64	63	61

Note: Certain information may have been recast with current estimates to reflect changes in reporting methodology. Such revisions have no impact on the Company’s revenues or earnings.

Fully Electronic volume, including new products, was $8.0 trillion for the three months ended March 31, 2020, compared to $6.7 trillion for the three months ended March 31, 2019. Our Hybrid volume for the three months ended March 31, 2020 was $85.3 trillion, compared to $68.8 trillion for the three months ended March 31, 2019.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, we enter into arrangements with unconsolidated entities, including variable interest entities. See Note 15—“Investments” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to our investments in unconsolidated entities.

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

Revenue Recognition

We derive our revenues primarily through commissions from brokerage services, the spread between the buy and sell prices on matched principal transactions, fees from related parties, data, software and post-trade services, and other revenues. See Note 3—“Summary of Significant Accounting Policies” to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019, for further information regarding revenue recognition.

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

Certain of these LPUs entitle the holders to receive post-termination payments equal to the notional amount, generally in four equal yearly installments after the holder’s termination. These LPUs are accounted for as post-termination liability awards under the U.S. GAAP. Accordingly, we recognize a liability for these units on our consolidated statements of financial condition as part of “Accrued compensation” for the amortized portion of the post-termination payment amount, based on the current fair value of the expected future cash payout. We amortize the post-termination payment amount, less an expected forfeiture rate, over the vesting period, and record an expense for such awards based on the change in value at each reporting period in our unaudited condensed consolidated statements of operations as part of “Equity-based compensation and allocations of net income to limited partnership units and FPUs.”

Certain LPUs are granted exchangeability into shares of BGC or Newmark Class A common stock or are redeemed in connection with the grant of BGC or Newmark Class A common stock issued; BGC Class A common stock is issued on a one-for-one basis, and Newmark Class A common stock is issued based on the number of LPUs exchanged or redeemed multiplied by the then Exchange Ratio. At the time exchangeability is granted or shares of BGC or Newmark Class A common stock are issued, we recognize an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our unaudited condensed consolidated statements of operations. During the three months ended March 31, 2020 and 2019, we incurred equity-based compensation expense of $23.0 million and $3.5 million, respectively.

Certain LPUs have a stated vesting schedule and do not receive quarterly allocations of net income. Compensation expense related to these LPUs is recognized over the stated service period, and these units generally vest between two and five years. During the three months ended March 31, 2020 and 2019, we incurred compensation expense related to these LPUs of $16.3 million and $3.0 million, respectively. This expense is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our unaudited condensed consolidated statements of operations.

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

As of three months ended March 31, 2020 and 2019 and December 31, 2019, the aggregate balance of employee loans, net of reserve, was $339.3 million and $315.6 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our unaudited condensed consolidated statements of financial condition. Compensation expense (benefit) for the above-mentioned employee loans for the three months ended March 31, 2020 and 2019 was $14.6 million and $6.6 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our unaudited condensed consolidated statements of operations.

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

CECL

We present financial assets that are measured at amortized cost net of an allowance for credit losses, which represents the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets carried at amortized cost, as well as changes to expected lifetime credit losses during the period, are recognized in earnings. The CECL methodology, which became effective for the Company on January 1, 2020, represents a significant change from prior U.S. GAAP and replaced the prior multiple impairment methods, which generally required that a loss be incurred before it was recognized. Within the life cycle of a loan or other financial asset in scope, the methodology generally results in the earlier recognition of the provision for credit losses and the related allowance for credit losses than under prior U.S. GAAP. The CECL methodology’s impact on expected credit losses, among other things, reflects the Company’s view of the current state of the economy, forecasted macroeconomic conditions and BGC’s portfolios.

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

See Note 3—“Summary of Significant Accounting Policies” to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K as of December 31, 2019 and Note 3—“Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements for additional information regarding these critical accounting policies and other significant accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1—“Organization and Basis of Presentation” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

DIVIDEND POLICY

Our Board has authorized a dividend policy which provides that we expect to pay a quarterly cash dividend to our common stockholders based on our post-tax Adjusted Earnings per fully diluted share. Our Board declared a dividend of $0.01 per share for the first quarter of 2020. The Board took the step of reducing the quarterly dividend out of an abundance of caution in order to strengthen the

Company’s balance sheet as the global capital markets face difficult and unprecedented macroeconomic conditions. Additionally, BGC Holdings, L.P. will reduce its distributions to or on behalf of its partners. The distributions to or on behalf of partners will at least cover their related tax payments. Whether any given post-tax amount is equivalent to the amount received by a stockholder also on an after tax basis depends upon stockholders’ and partners’ domiciles and tax status. BGC believes that these steps will allow the Company to prioritize its financial strength. The Company expects to regularly review its capital return policy.

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

Non-GAAP Financial Measures

We use non-GAAP financial measures that differ from the most directly comparable measures calculated and presented in accordance with U.S. GAAP. Non-GAAP financial measures used by the Company include “Adjusted Earnings before noncontrolling interests and taxes”, which is used interchangeably with “pre-tax Adjusted Earnings”; “Post-tax Adjusted Earnings to fully diluted shareholders”, which is used interchangeably with “post-tax Adjusted Earnings”; and “Adjusted EBITDA”. The definitions of these terms are below.

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

As compared with “Income (loss) from operations before income taxes” and “Net income (loss) for fully diluted shares”, both prepared in accordance with U.S. GAAP, Adjusted Earnings calculations primarily exclude certain non-cash items and other expenses that generally do not involve the receipt or outlay of cash by the Company and/or which do not dilute existing stockholders. In addition, Adjusted Earnings calculations exclude certain gains and charges that management believes do not best reflect the ordinary results of BGC. Adjusted Earnings is calculated by taking the most comparable U.S. GAAP measures and adjusting for certain items with respect to compensation expenses, non-compensation expenses, and other income, as discussed below.

Calculations of Compensation Adjustments for Adjusted Earnings and Adjusted EBITDA

Treatment of Equity-Based Compensation Line Item for Adjusted Earnings and Adjusted EBITDA

The Company’s Adjusted Earnings and Adjusted EBITDA measures exclude all U.S. GAAP charges included in the line item “Equity-based compensation and allocations of net income to limited partnership units and FPUs” (or “equity-based compensation” for purposes of defining the Company’s non-GAAP results) as recorded on the Company’s U.S. GAAP Consolidated Statements of Operations and U.S. GAAP Consolidated Statements of Cash Flows. These U.S. GAAP equity-based compensation charges reflect the following items:

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

*

Charges with respect to preferred units. Any preferred units would not be included in the Company’s fully diluted share count because they cannot be made exchangeable into shares of common stock and are entitled only to a fixed distribution. Preferred units are granted in connection with the grant of certain LPUs that may be granted exchangeability or redeemed in connection with the grant of shares of common stock at ratios designed to cover any withholding taxes expected to be paid. This is an alternative to the common practice among public companies of issuing the gross amount of shares to employees, subject to cashless withholding of shares, to pay applicable withholding taxes.

*

U.S. GAAP equity-based compensation charges with respect to the grant of an offsetting amount of common stock or partnership units with capital accounts in connection with the redemption of non-exchangeable units, including PSUs and LPUs.

*	Charges related to amortization of RSUs and LPUs.
*	Charges related to grants of equity awards, including common stock or partnership units with capital accounts.
*	Allocations of net income to LPUs and FPUs. Such allocations represent the pro-rata portion of post-tax U.S. GAAP earnings available to such unit holders.

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

All share equivalents that are part of the Company’s equity-based compensation program, including REUs, PSUs, LPUs, HDUs, and other units that may be made exchangeable into common stock, as well as RSUs (which are recorded using the treasury stock method), are included in the fully diluted share count when issued or at the beginning of the subsequent quarter after the date of grant. Generally, LPUs other than Preferred Units are expected to be paid a pro-rata distribution based on BGC’s calculation of Adjusted Earnings per fully diluted share. However, out of an abundance of caution and in order to strengthen the Company’s balance sheet due the uncertain macroeconomic conditions with respect to the COVID-19 pandemic, BGC Holdings, L.P. will reduce its distributions to its partners.

Compensation charges are also adjusted for certain other cash and non-cash items, including those related to the amortization of GFI employee forgivable loans granted prior to the closing of the January 11, 2016 back-end merger with GFI.

Certain Other Compensation-Related Adjustments for Adjusted Earnings

BGC also excludes various other U.S. GAAP items that management views as not reflective of the Company’s underlying performance in a given period from its calculation of Adjusted Earnings. These may include compensation-related items with respect to cost-saving initiatives, such as severance charges incurred in connection with headcount reductions as part of broad restructuring plans.

Calculation of Non-Compensation Adjustments for Adjusted Earnings

Adjusted Earnings calculations may also exclude items such as:

*	Non-cash U.S. GAAP charges related to the amortization of intangibles with respect to acquisitions;
*	Acquisition related costs;
*	Certain rent charges;
*	Non-cash U.S. GAAP asset impairment charges; and
*

Various other U.S. GAAP items that management views as not reflective of the Company’s underlying performance in a given period, including non-compensation-related charges incurred as part of broad restructuring plans. Such U.S. GAAP items may include charges for exiting leases and/or other long-term contracts as part of cost-saving initiatives, as well as non-cash impairment charges related to assets, goodwill and/or intangibles created from acquisitions.

Calculation of Adjustments for Other (income) losses for Adjusted Earnings

Adjusted Earnings calculations also exclude certain other non-cash, non-dilutive, and/or non-economic items, which may, in some periods, include:

*	Gains or losses on divestitures;
*	Fair value adjustment of investments;
*	Certain other U.S. GAAP items, including gains or losses related to BGC's investments accounted for under the equity method; and
*	Any unusual, one-time, non-ordinary, or non-recurring gains or losses.

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

The declaration, payment, timing and amount of any future dividends payable by the Company will be at the discretion of its Board of Directors using the fully diluted share count. For more information on any share count adjustments, see the table titled “Fully Diluted Weighted-Average Share Count under U.S. GAAP and for Adjusted Earnings” in the Company’s most recent financial results press release.

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

For more information regarding Adjusted Earnings, see the section in the Company’s most recent financial results press release titled “Reconciliation of U.S. GAAP Income (Loss) from Operations before Income Taxes to Adjusted Earnings and U.S. GAAP Fully Diluted EPS to Post-Tax Adjusted EPS”, including the related footnotes, for details about how BGC’s non-GAAP results are reconciled to those under U.S. GAAP.

Adjusted EBITDA Defined

BGC also provides an additional non-GAAP financial performance measure, “Adjusted EBITDA”, which it defines as GAAP “Net income (loss) available to common stockholders”, adjusted to add back the following items:

*	Provision (benefit) for income taxes;
*	Net income (loss) attributable to noncontrolling interest in subsidiaries;
*	Interest expense;
*	Fixed asset depreciation and intangible asset amortization;
*	Equity-based compensation and allocations of net income to limited partnership units and FPUs;
*	Impairment of long-lived assets;
*	(Gains) losses on equity method investments; and
*	Certain other non-cash GAAP items, such as non-cash charges of amortized rents incurred by the Company for its new U.K. based headquarters.

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

For more information regarding Adjusted EBITDA, see the section in the Company’s most recent financial results press release titled “Reconciliation of GAAP Net Income (Loss) Available to Common Stockholders to Adjusted EBITDA”, including the footnotes to the same, for details about how BGC’s non-GAAP results are reconciled to those under GAAP.

OUR ORGANIZATIONAL STRUCTURE

Stock Ownership

As of March 31, 2020, there were 311,058,905 shares of BGC Class A common stock outstanding. On June 21, 2017, Cantor pledged 10,000,000 shares of BGC Class A common stock in connection with a partner loan program. On November 23, 2018, those shares of BGC Class A common stock were converted into 10,000,000 shares of BGC Class B common stock and remain pledged in connection with the partner loan program. On November 23, 2018, BGC Partners issued 10,323,366 shares of BGC Class B common stock to Cantor and 712,907 shares of BGC Class B common stock to CFGM, an affiliate of Cantor, in each case in exchange for shares of BGC Class A common stock from Cantor and CFGM, respectively, on a one-to-one basis pursuant to Cantor’s and CFGM’s right to exchange such shares under the letter agreement, dated as of June 5, 2015, by and between BGC Partners and Cantor. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Partners by Cantor or CFGM for the Class B Issuance. The Class B Issuance was exempt from registration pursuant to Section 3(a)(9) of the Securities Act. As of March 31, 2020, Cantor and CFGM did not own any shares of BGC Class A common stock. Each share of BGC Class A common stock is entitled to one vote on matters submitted to a vote of our stockholders.

In addition, as of March 31, 2020, Cantor and CFGM held 45,884,380 shares of BGC Class B common stock (which represents all of the outstanding shares of BGC Class B common stock), representing approximately 59.6% of our voting power on such date. Each share of BGC Class B common stock is generally entitled to the same rights as a share of BGC Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to ten votes. The BGC Class B common stock generally votes together with the BGC Class A common stock on all matters submitted to a vote of our stockholders.

Through March 31, 2020, Cantor has distributed to its current and former partners an aggregate of 20,836,626 shares of BGC Class A common stock, consisting of (i) 19,372,634 April 2008 distribution rights shares, and (ii) 1,463,992 February 2012 distribution rights shares. As of March 31, 2020, Cantor is still obligated to distribute to its current and former partners an aggregate of 15,770,345 shares of BGC Class A common stock, consisting of 13,999,110 April 2008 distribution rights shares and 1,771,235 February 2012 distribution rights shares.

We received shares of Newmark in connection with the Separation, and Newmark completed the Newmark IPO on December 19, 2017. However, on the Distribution Date, we completed our previously announced Spin-Off to our stockholders of all of the shares of common stock of Newmark owned by us as of immediately prior to the effective time of the Spin-Off. Following the Spin-Off, we ceased to be Newmark’s controlling stockholder, and we and our subsidiaries no longer held any shares of Newmark’s common stock or other equity interests in Newmark or its subsidiaries. For more information on the Spin-Off of Newmark, see Note 1—“Organization and Basis of Presentation” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Business Environment –Newmark IPO, Separation and Spin-Off.”

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

As of March 31, 2020, we held directly and indirectly, through wholly-owned subsidiaries, 356,943,285 BGC U.S. OpCo limited partnership units and 356,943,285 BGC Global OpCo limited partnership units, representing approximately 68.3% of the outstanding limited partnership units in both BGC U.S. OpCo and BGC Global OpCo. As of that date, BGC Holdings held 166,037,785 BGC U.S. OpCo limited partnership units and 166,037,785 BGC Global OpCo limited partnership units, representing approximately 31.7% of the outstanding limited partnership units in both BGC U.S. OpCo and BGC Global OpCo.

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

As of March 31, 2020, excluding Preferred Units and NPSUs described below, outstanding BGC Holdings partnership interests included 111,791,178 LPUs, 12,324,648 FPUs and 52,362,964 Cantor units.

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

As of March 31, 2020, there were 2,101,783 FPUs remaining which BGC Holdings, had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

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

Such Preferred Units may not be made exchangeable into BGC Class A common stock and accordingly will not be included in the fully diluted share count. Each quarter, the net profits of BGC Holdings are allocated to such Units at a rate of either 0.6875% (which is 2.75% per calendar year) of the allocation amount assigned to them based on their award price, or such other amount as set forth in the award documentation, before calculation and distribution of the quarterly Partnership distribution for the remaining Partnership units. The Preferred Units will not be entitled to participate in Partnership distributions other than with respect to the Preferred Distribution. As of March 31, 2020, there were 26,421,050 such units granted and outstanding in BGC Holdings.

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

Under the Exchange Agreement, Cantor and CFGM have the right to exchange shares of BGC Class A common stock owned by them for the same number of shares of BGC Class B common stock. As of March 31, 2020, Cantor and CFGM do not own any shares of BGC Class A common stock. Cantor and CFGM would also have the right to exchange any shares of BGC Class A common stock subsequently acquired by either of them for shares of BGC Class B common stock, up to 23,613,420 shares of BGC Class B common stock.

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

The following diagram illustrates our organizational structure as of March 31, 2020, following the Spin-Off. The diagram does not reflect the various subsidiaries of BGC, BGC U.S. OpCo, BGC Global OpCo, or Cantor, or the noncontrolling interests in our consolidated subsidiaries other than Cantor’s units in BGC Holdings.*

STRUCTURE OF BGC PARTNERS, INC. AS OF MARCH 31, 2020

CF Group Management Inc.
Cantor Limited Partners
Cantor
Public Stockholders
• Limited Partnership Units (31.5% of economics of BGC Holdings)
• 10.0% indirect economic interest in BGC U.S. and BGC Global
• BGC Class B common stock (12.9% of economics and 59.6% of voting power of BGC Partners, Inc.)
• 8.8% indirect economic interest in BGC U.S. and BGC Global
• BGC Class A common stock (87.1% of economics and 40.4% of voting power of BGC Partners, Inc.)
• 59.5% indirect economic interest in BGC U.S. and BGC Global
BGC Partners, Inc.
• Limited Partnership Units (68.3% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Units (68.3% of economics of BGC Global)
Limited Partnership Units and Founding/Working Partner Units
• Limited Partnership Units (68.5% of economics of BGC Holdings)
• 21.7% indirect economic interest in BGC U.S. and BGC Global
BGC Holdings
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Units (31.7% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Units (31.7% of economics of BGC Global)
BGC U.S.
BGC Global

* Shares of BGC Class B common stock are convertible into shares of BGC Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor and CFGM converted all of their BGC Class B common stock into BGC Class A common stock, Cantor would hold 12.6% of the voting power, CFGM would hold 0.2% of the voting power, and the public stockholders would hold 87.1% of the voting power (and Cantor and CFGM’s indirect economic interests in BGC U.S. and BGC Global would remain unchanged). The diagram does not reflect certain BGC Class A common stock and BGC Holdings partnership units as follows: (a) any shares of BGC Class A common stock that may become issuable upon the conversion or exchange of any convertible or exchangeable debt securities that may in the future be sold under our shelf Registration Statement on Form S-3 (Registration No. 333-180331); (b) 26,421,050 Preferred Units granted and outstanding to BGC Holdings partners (see “BGC Partners, Inc. Partnership Structure” herein); and (c) 34,322,691 N Units granted and outstanding to BGC Holdings partners.

The diagram reflects BGC Class A common stock and BGC Holdings partnership unit activity from January 1, 2020 through March 31, 2020 as follows: (a) an aggregate of 6,998,106 LPUs granted by BGC Holdings; (b) 185,300 shares of BGC Class A common stock sold by us under the March 2018 Sales Agreement pursuant to our Registration Statement on Form S-3 (Registration No. 333-223550), but not the remaining $89.4 million of stock remaining for sale by us under such sales agreement; (c) 696,507 shares of BGC Class A common stock issued for vested restricted stock units; (d) 270,496 shares of Class A common stock issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-169232), but not the 5,898,379 of such shares remaining available for issuance by us under such Registration Statement; (e) 71,663 shares issued by us under our Dividend Reinvestment and Stock Purchase Plan shelf Registration Statement on Form S-3 (Registration No. 333-173109), but not the 9,296,659 of such shares remaining available for issuance by us under shelf Registration Statement on Form S-3 (Registration No. 333-196999); (f) 24,537 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-175034), but not the 444,254 of such shares remaining available for sale by selling stockholders under such Registration Statement; (g) 8,421 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-167953), but not the 136,975 shares remaining available for sale by selling stockholders under such Registration Statement. As March 31, 2020, we have not issued any shares of BGC Class A common stock under our 2019 Form S-4 Registration Statement (Registration No. 333-233761).

Possible Corporation Conversion

The Company continues to explore a possible conversion of its UP-C partnership structure into a more simple corporate structure. If the Company determines to execute such a conversion, it would be subject to the approval of the Board of Directors, relevant committees, and be completed no earlier than year-end 2020. Any such transaction would be subject to tax, accounting, regulatory, and other considerations and approvals.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We also have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $0.2 million as of March 31, 2020. These include shares of common stock of Nasdaq that we received in exchange for a portion of our electronic benchmark Treasury platform. Investments in marketable securities carry a degree of risk, as there can be no assurance that the marketable securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of marketable securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in marketable securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in marketable securities. See Note 10—“Marketable Securities” and Note 12—“Derivatives” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these investments and related hedging activities.

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

The majority of the Company’s foreign currency exposure is related to the U.S. Dollar versus the British Pound and the Euro. While our international results of operations, as measured in U.S. Dollars, are subject to FX fluctuations, we do not consider the related risk to be material to our results of operations. For the financial assets and liabilities denominated in the British Pound and Euro, including foreign currency hedge positions related to these currencies, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. Dollar, holding all other assumptions constant. The analysis identified the worst case scenario as the U.S. Dollar strengthening against the Euro and weakening against the British Pound. If as of March 31, 2020, the U.S. Dollar had strengthened against the Euro and weakened against the British Pound by 10%, the currency movements would have had an aggregate negative impact on our net income of approximately $1.5 million.

Interest Rate Risk

BGC Partners had $1,071.0 million in fixed-rate debt outstanding as of March 31, 2020. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. In addition, as of March 31, 2020, BGC Partners had $297.2 million of net borrowings outstanding under its Revolving Credit Agreement. The interest rate on these borrowings is based on LIBOR.

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

The economic and financial disruptions from the COVID-19 outbreak, as well as measures taken by various governmental authorities in response to the outbreak, have led us to implement operational changes as we have executed our business continuity plan. We have taken significant steps to protect our employees. A majority of BGC staff members are working from home, or other remote locations and disaster recovery venues, and we restricted business travel and have discouraged personal travel by our personnel. We are also dependent on third-party vendors for the performance of certain critical processes and such vendors are also operating under business continuity plans.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman of the Board and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman of the Board and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of March 31, 2020. Based on that evaluation, the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

During the three months ending March 31, 2020, there were no changes in our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 20—“Commitments, Contingencies and Guarantees” to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the section under the heading “Derivative Suit” included in Part I, Item 2 of this Quarterly Report on Form 10-Q, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of our legal proceedings, which is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

In addition to the information set forth in this report, including under the section titled “Special Note on Forward-Looking Statements,” you should carefully consider the information set forth in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 for a detailed discussion of known material factors which could significantly and negatively affect our businesses, financial condition, results of operations, and prospects. In addition, investors should consider the following additional risk factors:

The coronavirus (COVID-19) pandemic has severely disrupted the global conduct of business, and has disrupted, and may continue to disrupt, our operations and our clients' operations, which could have an adverse effect on our businesses, financial condition and results of operations. The extent to which the pandemic and measures taken in response thereto could materially adversely affect our businesses, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and the actions taken by governmental authorities in response thereto.

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The global spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, significant reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. As of May 7, 2020, the United States had the world’s most reported COVID-19 cases, and all 50 states and the District of Columbia have reported cases of infected individuals. Several states and countries, including New York and the U.K., where we are headquartered, have declared states of emergency. New York City has suffered a particularly high infection rate. Similar impacts have been experienced in every country in which we do business.

The economic and financial disruptions from the COVID-19 outbreak, as well as measures taken by various governmental authorities in response to the outbreak, have led us to implement operational changes as we have executed our business continuity plan. We have taken significant steps to protect our employees. A majority of BGC staff members are working from home, or other remote locations and disaster recovery venues, and we restricted business travel and have discouraged personal travel by our personnel. Although our information technology systems have been able to support remote working to date, we cannot assure you that they will continue to be able to support the volume of business conducted remotely by our employees in the future.  We are also dependent on third-party vendors for the performance of certain critical processes and such vendors are also operating under business continuity plans. In addition, many of our clients’ workforces have been forced to work from home or remote locations and their normal operations have been disrupted due to the COVID-19 pandemic. Working remotely may place additional stress on the telecommunications infrastructure in the areas where our employees live and work. Disruptions in the availability of internet and telephone service may adversely affect the ability of our employees to perform their operations remotely in a timely manner. An extended period of remote working by our employees could also increase our cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic.

In particular, any disruption in our Fenics business operations could have an adverse effect on our results. Our fully electronic Fenics business has been a key growth driver and competitive advantage. A disruption or certain employees in our Fenics operations not being able to fully utilize our most advanced technology while working remotely may lead to an increased reliance on Voice and Hybrid brokerage, which may adversely affect our revenues and profit margins.

If significant portions of our, third-party vendors’ or our clients’ workforce, including key personnel, are unable to work effectively because of illness, government actions, or other restrictions in connection with the pandemic, this may impair our ability to operate our businesses, particularly when coupled with the significant increase in client trading volumes and inquiries. COVID-19 presents a threat to our employees’ well-being. While we have implemented a business continuity plan to protect the health of our employees, such plan cannot anticipate all scenarios, and we may experience a potential loss of productivity. Additionally, due to the physical dislocations experienced by our brokers and clients, the pace of adoption of some of our newer fully electronic brokerage offerings may be adversely affected.

The extent to which the COVID-19 pandemic or the emergence of another pandemic, and measures taken in response thereto could materially adversely affect the conduct of our businesses will depend upon future developments, which are highly uncertain. Although many foreign, state and local governments have begun to lift “shelter-in-place” orders for certain businesses, such lifting of restrictions may lead to a resurgence of the pandemic. Health experts have cautioned about the potential for a “second wave” of the pandemic. Any increase in the duration and impact of the pandemic, as well as measures taken in response thereto, could materially adversely affect our businesses, financial condition and results of operations.

The COVID-19 pandemic has also negatively affected, and may continue to negatively affect, the global economy, the United States economy and the global financial markets, resulting in a global recession that may adversely affect our businesses, financial condition and results of operations.

The outbreak of COVID-19 has negatively affected the global economy, the United States economy and the global financial markets. Unemployment rates in the United States have increased dramatically to levels not experienced since the Great Depression. The United States reported a decline in GDP for the first quarter of 2020, and most economists expect a larger decline for the second quarter of 2020. The U.S. equity capital markets suffered a greater than 30% decline in the first few weeks after most state governments implemented “shelter-in-place” orders before partially rebounding in April. Oil prices and interest rates are at record low levels, primarily as a result of the decline in economic activity. All of these unprecedented developments in the global economy and the United States economy have led to substantial uncertainty about future economic conditions.

Although we have benefitted and may continue to benefit from higher industry trading volumes and expected debt issuance, this may be tempered by additional quantitative easing measures taken by the central banks that may adversely impact market volumes across rates, credit, FX, and equities. Additionally, an extended period of historically low oil prices and demand for commodities may lead to lower demand for hedging and increased risk aversion. All these factors may negatively impact market volumes, which could have an adverse effect on our businesses, financial condition and results of operations. Because of these and other factors, we are unable to predict the impact of the pandemic if conditions persist, and there can be no assurance that these increased levels of volumes will be replicated in future quarters.

Should these global market conditions be prolonged or worsen, or the pandemic lead to additional market disruptions, we could experience reduced client activity and demand for our products and services, counterparty defaults, impairments of other financial assets and other negative impacts on our financial position.

A decline in economic conditions may also lead to constraints on capital and liquidity, a higher cost of capital, and possible change or downgrades to our credit ratings, and additional restructuring charges. Although the federal government has taken many actions to provide liquidity to businesses and the financial markets, including loan programs for businesses in certain sectors or meeting certain criteria, these programs have experienced greater demand than funds available and have had strict eligibility requirements.

The full extent to which the COVID-19 outbreak, or the emergence of another pandemic, and measures taken in response thereto, could continue to negatively affect the global economy, the United States economy, and global financial markets and, in turn, materially adversely affect our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the outbreak or pandemic, actions taken by governmental authorities to contain the financial and economic impact of the outbreak or pandemic, the effects on our clients, employees and third-party vendors, and the overall impact on financial markets, the economy and society.

Reductions in our quarterly cash dividend and corresponding reductions in distributions by BGC Holdings to its partners may reduce the value of our common stock and the attractiveness of our equity-based compensation and limit the ability of our partners to repay employee loans.

Our Board has authorized a dividend policy which provides that we expect to pay a quarterly cash dividend to our common stockholders based on our post-tax Adjusted Earnings per fully diluted share. On May 4, 2020, BGC Partners’ Board of Directors declared a quarterly qualified cash dividend of $0.01 per share to Class A and Class B common stockholders of record as of May 22, 2020. Our Board took the step for the first quarter of 2020 of  reducing the quarterly dividend from the previous $0.14 per share out of an abundance of caution in order to strengthen the Company’s balance sheet as the global capital markets  face difficult and unprecedented macroeconomic conditions due to the COVID-19 pandemic. We cannot predict the duration of the current economic slowdown and its impact on our future quarterly dividend payments. Investors seeking a short-term dividend yield may find our Class A common stock less attractive than securities of issuers continuing to pay larger dividends.

Additionally, for the first quarter of 2020, BGC Holdings will reduce distributions to or on behalf of its partners. The distributions to or on behalf of partners will at least cover their related tax payments. Whether any given post-tax amount is equivalent to the amount received by a stockholder also on an after tax basis depends upon stockholders’ and partners’ domiciles and tax status. Current or potential partners may find our equity-based compensation structure less attractive as a result. Moreover, we have entered into various agreements with certain partners, whereby these partners receive loans that may be either wholly or in part repaid from distributions that the partners receive on some or all of their LPUs or may be forgiven over a period of time. The reduction in BGC Holdings distributions may adversely affect the ability of such partners to repay such loans.

We believe that these steps will allow us to prioritize near-term financial strength and bolster our financial condition, but we cannot assure you that such steps will prevent a decline in our financial condition. We expect to regularly review our capital return policy. There can be no assurance that future dividends will be paid or that dividend or distribution amounts will return to levels consistent with past practice.

The U.K. exit from the EU could materially adversely impact our customers, counterparties, businesses, financial condition, results of operations and prospects.

On June 23, 2016, the U.K. held a referendum regarding continued membership in the EU. The exit from the EU is commonly referred to as Brexit. The Brexit vote passed by 51.9% to 48.1%. The U.K. subsequently formally left the EU on January 31, 2020, but its relationship with the bloc will remain in a transition period until December 31, 2020. During this period, the U.K. will, with some exceptions, remain subject to EU law. It will also maintain access to the EU’s single market. If both the U.K. and the EU agree, this transition period may be extended once by up to two years, meaning it could remain in place until December 31, 2022. Such an extension must however be agreed upon before July 1, 2020. The U.K. government has ruled out any extension of the transition period and has legislated for a commitment not to agree to any extension. The government would then only be able to reverse that provision through new legislation. While the UK government’s position is that the COVID-19 pandemic will not impact the timing of these negotiations, no assurances can be given.

The U.K. and EU are currently negotiating a trade deal which, once signed, should determine the new bilateral trade relationship going forward. In case no new trade deal (or one incorporating financial services) is in place by the end of the transition period, absent mitigating legislative measures, this could hinder current levels of mutual market access. While other trade deals are being considered, for example between the U.K. and the U.S., these may also prove challenging to negotiate and may not replace or compensate for a reduction, if any, in U.K. and EU trade at least in the short term. Further, the terms of a U.K. and EU trade deal may adversely impact the negotiation and terms of such other deals and vice versa.

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

This uncertainty could adversely impact investor confidence, which could result in additional market volatility. Historically, elevated volatility has often led to increased volumes in the financial services markets in which we broker, which could be beneficial for our businesses. At other times, increased volatility has led to many market participants curtailing trading activity. Furthermore, any future trade deal might lead to a fragmented regulatory environment, which could disrupt our operations, increase the costs of our operations, and result in a loss of existing levels of cross-border market access. While we have implemented plans to ensure continuity of service in Europe and continue to have regulated entities and offices in place in many of the major European markets, our European headquarters and largest operations are in London, and these and other risks and uncertainties could have a material adverse effect on our customers, counterparties, businesses, prospects, financial condition and results of operations.

We have debt, which could adversely affect our ability to raise additional capital to fund our operations and activities, limit our ability to react to changes in the economy or our businesses, expose us to interest rate risk, impact our ability to obtain or maintain favorable credit ratings and prevent us from meeting or refinancing our obligations under our indebtedness.

Our indebtedness, which at March 31, 2020 was $1,368.2 million, may have important, adverse consequences to us and our investors, including:

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

We are dependent upon availability of adequate funding and liquidity to meet our clearing margin requirements, among other financial needs. Clearing margin is the amount of cash, guarantees or similar collateral that we must provide or deposit with our third-party clearing organizations in support of our obligations under contractual clearing arrangements with these organizations. Historically, these needs have been satisfied from internally generated funds and proceeds from debt and equity financings. We have also relied on arrangements with Cantor to clear our transactions in U.S. Treasury and U.S. government agency products under the clearing agreement we entered into with Cantor in November 2008. Our next bond maturity is in May 2021 and the Company’s senior unsecured revolving credit facility matures in February 2023.  Although we have historically been able to raise debt on acceptable terms, the impact of the COVID-19 pandemic on the world’s credit markets could make it more difficult for us to refinance or replace such indebtedness in a timely manner or on acceptable terms.  Further, if for any reason we need to raise additional funds, including in order to meet regulatory capital requirements and/or clearing margin requirements arising from growth in our brokerage businesses, to complete acquisitions or otherwise, we may not be able to obtain additional financing when needed. If we cannot raise additional funds on acceptable terms, we may not be able to develop or enhance our businesses, take advantage of future growth opportunities or respond to competitive pressure or unanticipated requirements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information required by this Item is set forth in Note 7— “Stock Transactions and Unit Redemptions” to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2 of Part I) and is incorporated by reference herein.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibit index set forth below is incorporated by reference in response to this ITEM 6.

Exhibit Number	Exhibit Title

10.1

Second Amendment, dated February 26, 2020, to the Credit Agreement, dated as of November 28, 2018, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as the Administrative Agent. (incorporated by reference as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2020)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended March 31, 2020 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended March 31, 2020 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Partners, Inc.

/ S / HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

/ S / STEVEN BISGAY
Name:	Steven Bisgay
Title:	Chief Financial Officer

Date: May 8, 2020

[Signature page to the Quarterly Report on Form 10-Q for the period ended March 31, 2020 dated May 8, 2020.]