Form 10-Q
period 2020-06-30
BGC Partners, Inc.
filed 2020-08-10
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

On August 5, 2020, the registrant had 313,750,888 shares of Class A common stock, $0.01 par value, and 45,884,380 shares of Class B common stock, $0.01 par value, outstanding.

BGC PARTNERS, INC.

GLOSSARY OF TERMS, ABBREVIATIONS AND ACRONYMS

The following terms, abbreviations and acronyms are used to identify frequently used terms and phrases in this report:

TERM	DEFINITION

3.750% Senior Notes	The Company’s $300.0 million principal amount of 3.750% senior notes maturing on October 1, 2024 and issued on September 27, 2019

4.375% Senior Notes	The Company’s $300.0 million principal amount of 4.375% senior notes maturing on December 15, 2025 and issued on July 10, 2020

5.125% Senior Notes	The Company’s $300.0 million principal amount of 5.125% senior notes maturing on May 27, 2021 and issued on May 27, 2016

5.375% Senior Notes	The Company’s $450.0 million principal amount of 5.375% senior notes maturing on July 24, 2023 and issued on July 24, 2018

Adjusted Earnings

A non-GAAP financial measure used by the Company to evaluate financial performance; primarily excludes (i) certain non-cash items and other expenses that generally do not involve the receipt or outlay of cash and do not dilute existing stockholders, and (ii) certain gains and charges that management believes do not best reflect the ordinary results of BGC

Algomi	Algomi Limited, a wholly owned subsidiary of the Company, acquired on March 6, 2020

April 2008 distribution rights shares	Cantor’s deferred stock distribution rights provided to current and former Cantor partners on April 1, 2008

API	Application programming interface

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

BGC Financial or BGCF	BGC Financial, L.P

BGC Global OpCo	BGC Global Holdings, L.P., an operating partnership that is owned jointly by BGC and BGC Holdings and which holds the non-U.S. businesses of BGC

BGC Group	BGC, BGC Holdings, and BGC U.S. OpCo, and their respective subsidiaries (other than, prior to the Spin-Off, the Newmark Group), collectively

TERM	DEFINITION

BGC Holdings	BGC Holdings, L.P., an entity owned by Cantor, Founding Partners, BGC employee partners and, after the Separation, Newmark employee partners

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

Company Debt Securities

The Company’s 5.125% Senior Notes, 5.375% Senior Notes, 3.750% Senior Notes and any future debt securities issued by the Company. On July 10, 2020 the Company issued the 4.375% Senior Notes which mature in December 2025. These notes are also included in this definition.

Compensation Committee	Compensation Committee of the Board

Contribution Ratio	Equal to a BGC Holdings limited partnership interest multiplied by one, divided by 2.2 (or 0.4545)

TERM	DEFINITION

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

Exchange Ratio	Ratio by which a Newmark Holdings limited partnership interest can be exchanged for shares of Newmark Class A or Class B common stock

FASB	Financial Accounting Standards Board

FCA FCM	Financial Conduct Authority of the U.K. Futures Commission Merchant

February 2012 distribution rights shares	Cantor’s deferred stock distribution rights provided to current and former Cantor partners on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions

TERM	DEFINITION

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

GFI Merger Agreement	Agreement in connection with the GFI Merger, dated December 22, 2015

GILTI	Global Intangible Low-Taxed Income

Ginga Petroleum	Ginga Petroleum (Singapore) Pte Ltd, a wholly owned subsidiary of the Company, acquired on March 12, 2019

GUI	Graphical user interface

HDUs	LPUs with capital accounts, which are liability awards recorded in “Accrued compensation” in the Company’s statements of financial condition

Hybrid	Broking transactions executed by brokers and involving some element of Voice Broking and electronic trading

ICAP	ICAP plc, a part of TP ICAP group, and a leading markets operator and provider of execution and information services

ICE	Intercontinental Exchange

IMO	Initial Margin Optimization

Incentive Plan	The Company’s Second Amended and Restated Incentive Bonus Compensation Plan, approved by the Company’s stockholders at the annual meeting of stockholders on June 6, 2017

Investment in Newmark	Purchase of 16.6 million Newmark Holdings limited partnership units for $242.0 million by BGC Partners and BGC U.S. OpCo on March 7, 2018

TERM	DEFINITION

Legacy BGC Holdings Units	BGC Holdings LPUs outstanding immediately prior to the Separation

Legacy Newmark Holdings Units	Newmark Holdings LPUs issued in connection with the Separation

LGD	Loss Given Default

LIBOR	London Interbank Offering Rate

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

Lucera	A wholly owned subsidiary of the Company. Lucera is our software defined network, offering the trading community direct connectivity to each other.

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

Mint Brokers	A wholly owned subsidiary of the Company, acquired on August 19, 2010, registered as an FCM with both the CFTC and NFA

Nasdaq	Nasdaq, Inc., formerly known as NASDAQ OMX Group, Inc.

Newmark	Newmark Group, Inc. (NASDAQ symbol: NMRK), a publicly traded and former majority-owned subsidiary of BGC until the Distribution Date, and, where applicable, its consolidated subsidiaries

Newmark Class A common stock	Newmark Group Class A common stock, par value $0.01 per share

Newmark Class B common stock	Newmark Group Class B common stock, par value $0.01 per share

Newmark Group	Newmark, Newmark Holdings, and Newmark OpCo and their respective subsidiaries, collectively

Newmark Holdings	Newmark Holdings, L.P.

Newmark IPO	Initial public offering of 23 million shares of Newmark Class A common stock by Newmark at a price of $14.00 per share in December 2017

Newmark OpCo	Newmark Partners, L.P., an operating partnership that is owned by Newmark and Newmark Holdings and which holds the business of Newmark

NYAG	New York Attorney General’s Office

NEX	NEX Group plc, an entity formed in December 2016, formerly known as ICAP

NFA	National Futures Association

Non-GAAP	A financial measure that differs from the most directly comparable measure calculated and presented in accordance with U.S. GAAP, such as Adjusted Earnings and Adjusted EBITDA

N Units

Non-distributing partnership units of BGC Holdings or Newmark Holdings that may not be allocated any item of profit or loss, and may not be made exchangeable into shares of Class A common stock, including NREUs, NPREUs, NLPUs, NPLPUs, NPSUs, and NPPSUs

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

Real GDP

Real Gross Domestic Product is a macroeconomic measure of the value of economic output adjusted for price changes (i.e. inflation or deflation), which transforms the money-value measure, nominal GDP, into an index for quantity of total output

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

SaaS	Software as a service

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

SEF	Swap Execution Facility

TERM	DEFINITION

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

Spin-Off

Pro-rata distribution, pursuant to the Separation and Distribution Agreement, by BGC to its stockholders of all the shares of common stock of Newmark owned by BGC Partners immediately prior to the Distribution Date, with shares of Newmark Class A common stock distributed to the holders of shares of BGC Class A common stock (including directors and executive officers of BGC Partners) of record on the Record Date, and shares of Newmark Class B common stock distributed to the holders of shares of BGC Class B common stock (Cantor and CFGM) of record on the Record Date, completed on the Distribution Date

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
•

the impact of our ESG or “sustainability” ratings on the decisions by clients, investors, ratings agencies, potential clients and other parties with respect to our businesses, investments in us or the market for and trading price of BGC Class A common stock or other matters;

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

(unaudited)

	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$463,554	$415,379
Cash segregated under regulatory requirements	223,446	220,735
Securities owned	58,685	57,525
Marketable securities	278	14,228
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	1,101,586	551,445
Accrued commissions and other receivables, net	733,933	778,415
Loans, forgivable loans and other receivables from employees and partners, net	370,770	315,590
Fixed assets, net	214,296	204,841
Investments	38,751	40,349
Goodwill	552,023	553,745
Other intangible assets, net	296,403	303,224
Receivables from related parties	12,255	14,273
Other assets	436,374	446,371
Total assets	$4,502,354	$3,916,120
Liabilities, Redeemable Partnership Interest, and Equity
Short-term borrowings	$3,652	$4,962
Securities loaned	—	13,902
Accrued compensation	235,161	215,085
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	961,075	416,566
Payables to related parties	29,960	72,497
Accounts payable, accrued and other liabilities	1,195,512	1,283,046
Notes payable and other borrowings	1,290,973	1,142,687
Total liabilities	3,716,333	3,148,745
Commitments, contingencies and guarantees (Note 20)
Redeemable partnership interest	23,343	23,638
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 750,000 shares authorized; 363,848 and 358,440 shares issued at June 30, 2020 and December 31, 2019, respectively; and 313,323 and 307,915 shares outstanding at June 30, 2020 and December 31, 2019, respectively	3,638	3,584
Class B common stock, par value $0.01 per share; 150,000 shares authorized; 45,884 shares issued and outstanding at each of June 30, 2020 and December 31, 2019, convertible into Class A common stock	459	459
Additional paid-in capital	2,308,973	2,271,947
Treasury stock, at cost: 50,525 shares of Class A common stock at each of June 30, 2020 and December 31, 2019	(315,308)	(315,308)
Retained deficit	(1,253,434)	(1,241,754)
Accumulated other comprehensive income (loss)	(46,570)	(33,102)
Total stockholders’ equity	697,758	685,826
Noncontrolling interest in subsidiaries	64,920	57,911
Total equity	762,678	743,737
Total liabilities, redeemable partnership interest, and equity	$4,502,354	$3,916,120

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Commissions	$382,640	$422,974	$838,495	$853,156
Principal transactions	99,453	90,432	212,764	174,662
Fees from related parties	6,562	7,221	12,083	13,016
Data, software and post-trade	20,139	18,741	39,537	36,651
Interest and dividend income	6,536	7,813	10,697	11,478
Other revenues	3,758	4,006	8,679	6,975
Total revenues	519,088	551,187	1,122,255	1,095,938
Expenses:
Compensation and employee benefits	283,437	290,071	628,186	578,071
Equity-based compensation and allocations of net income to limited partnership units and FPUs	27,819	43,752	70,023	55,893
Total compensation and employee benefits	311,256	333,823	698,209	633,964
Occupancy and equipment	47,247	45,109	98,321	91,111
Fees to related parties	5,194	6,457	10,629	9,384
Professional and consulting fees	19,805	23,347	39,761	43,352
Communications	30,524	29,974	61,045	60,385
Selling and promotion	6,634	21,491	25,333	39,893
Commissions and floor brokerage	13,520	16,791	32,797	31,409
Interest expense	17,457	14,985	34,791	28,183
Other expenses	21,499	21,765	40,687	45,780
Total expenses	473,136	513,742	1,041,573	983,461
Other income (losses) , net:
Gain (loss) on divestitures and sale of investments	—	(1,619)	—	18,435
Gains (losses) on equity method investments	1,119	738	2,142	1,521
Other income (loss)	1,129	194	(4,886)	21,396
Total other income (losses), net	2,248	(687)	(2,744)	41,352
Income (loss) from operations before income taxes	48,200	36,758	77,938	153,829
Provision (benefit) for income taxes	8,641	14,993	17,347	44,890
Consolidated net income (loss)	$39,559	$21,765	$60,591	$108,939
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	11,460	8,154	18,178	33,460
Net income (loss) available to common stockholders	$28,099	$13,611	$42,413	$75,479
Per share data:
Basic earnings (loss) per share
Net income (loss) available to common stockholders	$28,099	$13,611	$42,413	$75,479
Basic earnings (loss) per share	$0.08	$0.04	$0.12	$0.22
Basic weighted-average shares of common stock outstanding	360,614	341,272	359,308	339,845
Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$40,436	$21,010	$60,695	$100,195
Fully diluted earnings (loss) per share	$0.07	$0.04	$0.11	$0.21
Fully diluted weighted-average shares of common stock outstanding	546,123	522,984	542,390	467,232

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Consolidated net income (loss)	$39,559	$21,765	$60,591	$108,939
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,794	(3,222)	(16,565)	(2,235)
Benefit plans	(6,914)	—	2,236	—
Total other comprehensive income (loss), net of tax	(4,120)	(3,222)	(14,329)	(2,235)
Comprehensive income (loss)	35,439	18,543	46,262	106,704
Less: Comprehensive income (loss) attributable to noncontrolling interest in subsidiaries, net of tax	9,828	7,769	17,317	33,150
Comprehensive income (loss) attributable to common stockholders	$25,611	$10,774	$28,945	$73,554

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$60,591	$108,939
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Fixed asset depreciation and intangible asset amortization	41,842	38,534
Employee loan amortization and reserves on employee loans	31,633	14,024
Equity-based compensation and allocations of net income to limited partnership units and FPUs	70,023	55,893
Deferred compensation expense	404	641
Losses (gains) on equity method investments	(2,142)	(1,521)
Realized losses (gains) on marketable securities	(289)	(3,528)
Unrealized losses (gains) on marketable securities	2	(1,768)
Loss (gains) on other investments	46	(20,395)
Amortization of discount (premium) on notes payable	2,307	1,368
Impairment of fixed assets, intangible assets and investments	7,485	948
Deferred tax provision (benefit)	722	369
Change in estimated acquisition earn-out payables	(369)	(3,422)
Other	108	734
Consolidated net income (loss), adjusted for non-cash and non-operating items	212,363	190,816
Decrease (increase) in operating assets:
Securities owned	(1,255)	(3,677)
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(546,351)	(1,333,792)
Accrued commissions receivable, net	51,560	(52,842)
Loans, forgivable loans and other receivables from employees and partners, net	(78,661)	(59,268)
Receivables from related parties	2,714	2,980
Other assets	8,924	(15,050)
Increase (decrease) in operating liabilities:
Repurchase agreements	—	114
Securities loaned	(13,902)	(2,850)
Accrued compensation	23,877	(9,054)
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	541,339	1,337,521
Payables to related parties	(42,522)	20,271
Accounts payable, accrued and other liabilities	(85,059)	(16,883)
Net cash provided by (used in) operating activities	$73,027	$58,286

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(20,058)	$(24,839)
Capitalization of software development costs	(28,274)	(18,418)
Purchase of equity method investments	(613)	(735)
Proceeds from equity method investments	1,650	1,153
Payments for acquisitions, net of cash and restricted cash acquired	(7,871)	26,265
Proceeds from sale of marketable securities	14,237	24,626
Purchase of assets	(2,000)	—
Net cash provided by (used in) investing activities	$(42,929)	$8,052

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt and collateralized borrowings	$(81,850)	$(25,594)
Issuance of long-term debt and collateralized borrowings, net of deferred issuance costs	227,828	324,454
Earnings distributions to limited partnership interests and other noncontrolling interests	(42,726)	(54,128)
Redemption and repurchase of limited partnership interests	(6,561)	(13,605)
Dividends to stockholders	(53,210)	(89,003)
Repurchase of Class A common stock	—	(1,236)
Cancellation of RSUs in satisfaction of withholding tax requirements	—	(458)
Payments on acquisition earn-outs	(8,407)	(7,534)
Net cash provided by (used in) financing activities	$35,074	$132,896
Effect of exchange rate changes on Cash and cash equivalents and Cash segregated under regulatory requirements	(14,286)	107
Net increase (decrease) in Cash and cash equivalents and Cash segregated under regulatory requirements	50,886	199,341
Cash and cash equivalents and Cash segregated under regulatory requirements at beginning of period	636,114	416,778
Cash and cash equivalents and Cash segregated under regulatory requirements at end of period	$687,000	$616,119
Supplemental cash information:
Cash paid during the period for taxes	$19,667	$13,109
Cash paid during the period for interest	32,537	25,760
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$6,750	$18,087
Issuance of Class A and contingent Class A common stock and limited partnership interests for acquisitions	1,399	2,102
ROU assets and liabilities	11,326	198,991

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Six Months Ended June 30, 2020

(in thousands, except share amounts)

(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, April 1, 2020	$3,616	$459	$2,293,065	$(315,308)	$(1,277,956)	$(44,082)	$56,162	$715,956
Consolidated net income (loss)	—	—	—	—	28,099	—	11,460	39,559
Other comprehensive gain, net of tax	—	—	—	—	—	(2,488)	(1,632)	(4,120)
Equity-based compensation, 103,167 shares	1	—	2,097	—	—	—	1,013	3,111
Dividends to common stockholders	—	—	—	—	(3,577)	—	—	(3,577)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(6,943)	(6,943)
Grant of exchangeability and redemption of limited partnership interests, issuance of 1,968,788 shares	20	—	9,096	—	—	—	4,841	13,957
Issuance of Class A common stock (net of costs), 176,920 shares	1	—	4,690	—	—	—	11	4,702
Redemption of FPUs, 1,250 units	—	—	—	—	—	—	(2)	(2)
Contributions of capital to and from Cantor for equity-based compensation	—	—	35	—	—	—	52	87
Issuance of Class A common stock and RSUs for acquisitions, 14,939 shares	—	—	42	—	—	—	(42)	—
Other	—	—	(52)	—	—	—	—	(52)
Balance, June 30, 2020	$3,638	$459	$2,308,973	$(315,308)	$(1,253,434)	$(46,570)	$64,920	$762,678

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2020	$3,584	$459	$2,271,947	$(315,308)	$(1,241,754)	$(33,102)	$57,911	$743,737
Consolidated net income (loss)	—	—	—	—	42,413	—	18,178	60,591
Other comprehensive gain, net of tax	—	—	—	—	—	(13,468)	(861)	(14,329)
Equity-based compensation, 799,674 shares	8	—	3,930	—	—	—	1,879	5,817
Dividends to common stockholders	—	—	—	—	(53,210)	—	—	(53,210)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(25,143)	(25,143)
Grant of exchangeability and redemption of limited partnership interests, issuance of 4,074,189 shares	41	—	26,125	—	—	—	12,589	38,755
Issuance of Class A common stock (net of costs), 248,583 shares	2	—	4,922	—	—	—	71	4,995
Redemption of FPUs, 1,250 units	—	—	—	—	—	—	(2)	(2)
Contributions of capital to and from Cantor for equity-based compensation	—	—	764	—	—	—	541	1,305
Issuance of Class A common stock and RSUs for acquisitions, 285,435 shares	3	—	1,221	—	—	—	175	1,399
Cumulative effect of current expected credit losses standard adoption	—	—	—	—	(883)	—	(417)	(1,300)
Other	—	—	64	—	—	—	(1)	63
Balance, June 30, 2020	$3,638	$459	$2,308,973	$(315,308)	$(1,253,434)	$(46,570)	$64,920	$762,678
	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Dividends declared per share of common stock	$0.01	$0.14	$0.15	$0.28
Dividends declared and paid per share of common stock	$0.01	$0.14	$0.15	$0.28

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Six Months Ended June 30, 2019

(in thousands, except share amounts)

(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, April 1, 2019	$3,439	$459	$2,210,033	$(315,210)	$(1,090,585)	$(23,553)	$94,063	$878,646
Consolidated net income (loss)	—	—	—	—	13,611	—	8,154	21,765
Other comprehensive gain, net of tax	—	—	—	—	—	(2,837)	(385)	(3,222)
Equity-based compensation, 81,171 shares	1	—	1,759	—	—	—	865	2,625
Dividends to common stockholders	—	—	—	—	(47,886)	—	—	(47,886)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(25,653)	(25,653)
Grant of exchangeability and redemption of limited partnership interests, issuance of 3,879,468 shares	39	—	15,645	—	—	—	7,831	23,515
Issuance of Class A common stock (net of costs), 46,785 shares	—	—	199	—	—	—	54	253
Redemption of FPUs, 2,755 units	—	—	—	—	—	—	(11)	(11)
Contributions of capital to and from Cantor for equity-based compensation	—	—	174	—	—	—	248	422
Issuance of Class A common stock and RSUs for acquisitions, 481,232 shares	5	—	198	—	—	—	25	228
Other	—	—	846	—	—	—	(82)	764
Balance, June 30, 2019	$3,484	$459	$2,228,854	$(315,210)	$(1,124,860)	$(26,390)	$85,109	$851,446

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2019	$3,417	$459	$2,208,221	$(314,240)	$(1,105,019)	$(24,465)	$94,801	$863,174
Consolidated net income (loss)	—	—	—	—	75,479	—	33,460	108,939
Other comprehensive gain, net of tax	—	—	—	—	—	(1,925)	(310)	(2,235)
Equity-based compensation, 321,506 shares	3	—	3,119	—	—	—	1,521	4,643
Dividends to common stockholders	—	—	—	—	(95,320)	—	—	(95,320)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(52,841)	(52,841)
Grant of exchangeability and redemption of limited partnership interests, issuance of 5,700,056 shares	58	—	15,455	—	—	—	8,360	23,873
Issuance of Class A common stock (net of costs), 108,427 shares	1	—	436	—	—	—	119	556
Redemption of FPUs, 5,055 units	—	—	—	—	—	—	(21)	(21)
Repurchase of Class A common stock, 233,172 shares	—	—	—	(970)	—	—	(266)	(1,236)
Contributions of capital to and from Cantor for equity-based compensation	—	—	(97)	—	—	—	139	42
Issuance of Class A common stock and RSUs for acquisitions, 499,449 shares	5	—	1,669	—	—	—	428	2,102
Other	—	—	51	—	—	—	(281)	(230)
Balance, June 30, 2019	$3,484	$459	$2,228,854	$(315,210)	$(1,124,860)	$(26,390)	$85,109	$851,446

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

On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, to distribute pro-rata all of the 1,458,931 exchangeable LPUs of Newmark Holdings held by BGC Holdings immediately prior to the Distribution Date to its limited partners entitled to receive distributions on their BGC Holdings units who were holders as of the Record Date (including Cantor and executive officers of BGC). The Newmark Holdings units distributed to BGC Holdings partners in the BGC Holdings Distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 449,917 Newmark Holdings units received by Cantor also into shares of Newmark Class B common stock, at the current Exchange Ratio. As of June 30, 2020, the Exchange Ratio equaled 0.9366 shares of Newmark common stock per Newmark Holdings unit (subject to adjustment).

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

Effective with the three and six months ended June 30, 2020, the Company changed the line item formerly known as “Interest income” to “Interest and dividend income” in the Company’s unaudited condensed consolidated statements of operation. The change did not result in any reclassification of revenue, had no impact on the Company’s “Total revenues” and is viewed only as a name change to better reflect the underlying activity.

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

“Equity-based compensation and allocations of net income to limited partnership units and FPUs” reflects the following items related to cash and equity-based compensation:

•

Charges with respect to the issuance of shares of common stock or LPUs with capital accounts, such as HDUs, including in connection with the redemption of non-exchangeable LPUs, including PSUs, as well as the cash paid in the settlement of the related Preferred Units to pay withholding taxes owed by the unit holder upon such grant.

•

Charges with respect to the grant of exchangeability, such as the right of holders of LPUs with no capital accounts, such as PSUs, to exchange the units into shares of Class A common stock or HDUs, as well as the cash paid in the settlement of the related Preferred Units to pay the withholding taxes owed by the unit holder upon such issuance or exchange.

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

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which relates to how an entity recognizes the revenue it expects to be entitled to for the transfer of promised goods and services to customers. The ASU replaced certain previously existing revenue recognition guidance. The FASB has subsequently issued several additional amendments to the standard, including ASU

No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance on principal versus agent analysis based on the notion of control and affects recognition of revenue on a gross or net basis. The Company adopted the new revenue recognition guidance on its required effective date of January 1, 2018 using the modified retrospective transition approach applied to contracts that were not completed as of the adoption date. Accordingly, the new revenue standard is applied prospectively in the Company’s financial statements from January 1, 2018 onward and reported financial information for historical comparable periods is not revised and continues to be reported under the accounting standards in effect during those historical periods. The new revenue recognition guidance does not apply to revenues associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, and as a result, it did not have a material impact on the elements of the Company’s unaudited condensed consolidated statements of operations most closely associated with financial instruments such as revenues from Principal transactions. As a result, the adoption of the new revenue recognition guidance as of January 1, 2018 did not have a material impact on the Company’s unaudited condensed consolidated financial statements. Further, the adoption of the new guidance on principal versus agent considerations impacted the Company’s presentation of revenues versus expenses incurred on behalf of customers for certain commissions contracts. The Company concluded that it controls the services provided by a third party on behalf of the customers and, therefore, acts as a principal under those contracts. Accordingly, upon adoption on January 1, 2018 and going forward, for these commission-related contracts the Company began to present expenses incurred on behalf of its customers along with a corresponding reimbursement revenue on a gross basis in its consolidated statements of operations, with no impact to Net income (loss) available to common stockholders. See Note 24—“Revenues from Contracts with Customers” for additional information.

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

As a result of the Separation, limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time who held a BGC Holdings limited partnership interest received a corresponding Newmark Holdings limited partnership interest, determined by the Contribution Ratio, which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2, divided by the Exchange Ratio. Initially, the Exchange Ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the Exchange Ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. The Exchange Ratio as of June 30, 2020 equaled 0.9366.

Founding/Working Partner Units

Founding/Working Partners have limited partnership interests in BGC Holdings and Newmark Holdings. The Company accounts for FPUs outside of permanent capital, as “Redeemable partnership interest,” in the Company’s unaudited condensed consolidated statements of financial condition. This classification is applicable to Founding/Working Partner units because these units are redeemable upon termination of a partner, including a termination of employment, which can be at the option of the partner and not within the control of the issuer.

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

Limited Partnership Units

Certain BGC employees hold LPUs in BGC Holdings and Newmark Holdings (e.g., REUs, RPUs, PSUs, and PSIs). Prior to the Separation, certain employees of both BGC and Newmark received LPUs in BGC Holdings. As a result of the Separation, these employees were distributed LPUs in Newmark Holdings equal to a BGC Holdings LPU multiplied by the Contribution Ratio. Subsequent to the Separation, BGC employees are only granted LPUs in BGC Holdings, and Newmark employees are only granted LPUs in Newmark Holdings.

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

The Company has also awarded certain Preferred Units. Each quarter, the net profits of BGC Holdings and Newmark Holdings are allocated to such units at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation. These allocations are deducted before the calculation and distribution of the quarterly partnership distribution for the remaining partnership interests and are generally contingent upon services being provided by the unit holder. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution. Preferred Units may not be made exchangeable into Class A common stock and are only entitled to the Preferred Distribution, and accordingly they are not included in the fully diluted share count. The quarterly allocations of net income on Preferred Units are reflected the same as those of the LPUs described above in the Company’s unaudited condensed consolidated statements of operations. After deduction of the Preferred Distribution, the remaining partnership units generally receive quarterly allocations of net income based on their weighted-average pro rata share of economic ownership of the operating subsidiaries. Preferred Units are granted in connection with the grant of certain LPUs, such as PSUs, that may be granted exchangeability or redeemed in connection with the issuance of shares of common stock to cover the withholding taxes owed by the unit holder, rather than issuing the gross amount of shares to employees, subject to cashless withholding of shares to pay applicable withholding taxes.

Cantor Units

Cantor holds limited partnership interests in BGC Holdings. Cantor units are reflected as a component of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition. Cantor receives allocations of net income (loss), which are cash distributed on a quarterly basis and are reflected as a component of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of operations. In addition, Cantor holds limited partnership interests in Newmark Holdings, which were reflected as a component of “Noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of financial condition until the Spin-Off. The allocations of net income (loss) Cantor received for its interests in Newmark Holdings, which was cash distributed on a quarterly basis, were reflected as a component of “Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of operations until the Spin-Off. Cantor units in BGC Holdings are generally exchangeable for up to 23.6 million shares of BGC Class B common stock.

General

Certain of the limited partnership interests, described above, have been granted exchangeability into shares of BGC Class A common stock, and additional limited partnership interests may become exchangeable into shares of BGC and/or Newmark Class A common stock. In addition, certain limited partnership interests have been granted the right to exchange into a partnership unit with a capital account such as an HDU. HDUs have a stated capital account which is initially based on the closing trading price of Class A common stock at the time the HDU is granted. HDUs participate in quarterly partnership distributions and are generally not exchangeable into shares of Class A common stock.

Prior to the Separation, BGC Holdings limited partnership interests could become exchangeable for a BGC Class A common stock on a one-for-one basis (subject to adjustment). Following the Separation and prior to the Spin-Off, in order for a partner or Cantor to exchange a limited partnership interest in BGC Holdings or Newmark Holdings into a share of BGC Class A or BGC Class B common stock, such partner or Cantor was required to exchange both one BGC Holdings limited partnership interest and a number of Newmark Holdings limited partnership interests equal to a BGC Holdings limited partnership interest multiplied by the quotient obtained by dividing Newmark Class A and Newmark Class B common stock, Newmark OpCo interests, and Newmark Holdings limited partnership interests held by BGC as of such time by the number of shares of BGC Class A and BGC Class B common stock outstanding as of such time, referred to as the “Distribution Ratio”, divided by the Exchange Ratio. Initially the Distribution Ratio was equivalent to the Contribution Ratio (one divided by 2.2 or 0.4545), and at the time of the Spin-Off, the Distribution Ratio equaled 0.463895. As a result of the change in the Distribution Ratio, certain BGC Holdings limited partnership interests no longer had a corresponding Newmark Holdings limited partnership interest. The exchangeability of these BGC Holdings limited partnership interests along with any new BGC Holdings limited partnership interests issued after the Separation (together referred to as “standalone”) into BGC Class A or BGC Class B common stock was contingent upon the Spin-Off.

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

Each quarter, net income (loss) is allocated between the limited partnership interests and the Company’s common stockholders. In quarterly periods in which the Company has a net loss, the loss allocation for FPUs, LPUs and Cantor units in BGC Holdings is allocated to Cantor and reflected as a component of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of operations. In subsequent quarters in which the Company has net income, the initial allocation of income to the limited partnership interests in BGC Holdings is to Cantor and is recorded as “Net income (loss) attributable to noncontrolling interests in subsidiaries,” to recover any losses taken in earlier quarters, with the remaining income allocated to the limited partnership interests. This income (loss) allocation process has no impact on the net income (loss) allocated to common stockholders. In addition, in quarterly periods in which Newmark has a net loss, the loss allocation for FPUs, LPUs and Cantor units in Newmark Holdings is allocated to Cantor. In subsequent quarters in which Newmark has net income, the initial allocation of income to limited partnership interests in Newmark Holdings is allocated to Cantor to recover any losses taken in earlier quarters, with the remaining income allocated to the limited partnership interests. These income (loss) allocations to Cantor by Newmark have no impact on BGC’s unaudited condensed consolidated statements of operations following the Spin-Off.

3.	Summary of Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, see Note 3—“Summary of Significant Accounting Policies,” in its consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019. Other than the following, during the six months ended June 30, 2020, there were no significant changes made to the Company’s significant accounting policies.

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

The PD rate is sourced from Moody’s Annual Default Study for Corporates and it corresponds to the 1983-2018 average 1-year default rate by rating. The Moody’s quarterly updated data is used as well, if deemed appropriate. A significant number of the Company’s counterparties are publicly rated, and, therefore, the Moody’s PD rate is used as a proxy based on the counterparty’s external rating. In addition, the Company maintains internal obligor ratings that map to Moody’s long-term ratings.

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

The macroeconomic adjustment is based on an average of the outlook scenarios for changes in the Real GDP growth rate for advanced economies over the next year, including the impact of COVID-19. Historical and forecast data for this metric is obtained from the International Monetary Fund’s Word Economic Outlook database. The Company believes that changes in expected credit losses for its counterparties are impacted by changes in broad economic activity and, therefore, determined that the Real GDP growth rate was a reasonable metric to evaluate for macroeconomic adjustments. Further, given that the Company’s receivables are related to counterparties with global operations, management sourced the data for this metric as applicable to advanced economies. The Company notes that, given the short-term nature of these receivables, a forecast beyond 1 year is neither required nor appropriate, and, therefore, the adjustment also covers the approximated life of these assets with no need for reversion.

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

Other Acquisitions

During the six months ended June 30, 2020 and the year ended December 31, 2019, the Company completed several smaller acquisitions. The aggregate consideration paid for these acquisitions was not material to the Company’s unaudited condensed consolidated financial statements.

Total Consideration

The total consideration for all acquisitions during the six months ended June 30, 2020 was $9.6 million in total fair value which was paid in cash. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of approximately $3.0 million. The goodwill figure includes measurement period adjustments of approximately $0.1 million recorded during the six months ended June 30, 2020.

The total consideration for acquisitions during the year ended December 31, 2019 was approximately $102.8 million in total fair value, comprised of cash and RSUs. The excess of the consideration over the fair value, of the net assets acquired has been recorded as goodwill of approximately $48.7 million.

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

During the three months ended March 31, 2019, the Company completed the sale of CSC, which was part of its energy and commodities businesses. As a result of this sale, the Company recognized a $18.4 million gain, which is included in “Gain (loss) on divestiture and sale of investments” in the Company’s unaudited condensed consolidated statements of operations. The Company had no gains or losses from divestitures or sale of investments during the three and six months ended June 30, 2020.
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

Basic Earnings Per Share:

The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic earnings (loss) per share:
Net income (loss) available to common stockholders	$28,099	$13,611	$42,413	$75,479
Basic weighted-average shares of common stock outstanding	360,614	341,272	359,308	339,845
Basic earnings (loss) per share	$0.08	$0.04	$0.12	$0.22

Fully Diluted Earnings Per Share:

Fully diluted EPS is calculated utilizing net income (loss) available to common stockholders plus net income allocations to the limited partnership interests as the numerator. The denominator comprises the Company’s weighted-average number of outstanding BGC shares of common stock and, if dilutive, the weighted-average number of limited partnership interests and other contracts to issue shares of BGC common stock including RSUs. The limited partnership interests generally are potentially exchangeable into shares of BGC Class A common stock (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings”) and are entitled to their pro-rata share of earnings after the deduction for the Preferred Distribution; as a result, they are included in the fully diluted EPS computation to the extent that the effect would be dilutive.

The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fully diluted earnings (loss) per share
Net income (loss) available to common stockholders	$28,099	$13,611	$42,413	$75,479
Allocations of net income (loss) to limited partnership interests, net of tax	12,337	7,399	18,282	24,716
Net income (loss) for fully diluted shares	$40,436	$21,010	$60,695	$100,195
Weighted-average shares:
Common stock outstanding	360,614	341,272	359,308	339,845
Partnership units[1]	184,122	180,279	181,257	125,824
RSUs (Treasury stock method)	174	57	549	168
Other	1,213	1,376	1,276	1,395
Fully diluted weighted-average shares of common stock outstanding	546,123	522,984	542,390	467,232
Fully diluted earnings (loss) per share	$0.07	$0.04	$0.11	$0.21

[1]	Partnership units collectively include FPUs, LPUs, and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for more information).

For the three and six months ended June 30, 2020, 2.6 million and 0.4 million potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three and six months ended June 30, 2020, comprised RSUs. For the three and six months ended June 30, 2019, approximately 0.6 million and 52.9 million potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended June 30, 2019, comprised RSUs. Anti-dilutive securities for the six months ended June 30, 2019 included 52.4 million limited partnership interests and 0.5 million RSUs.

As of June 30, 2020 and 2019, approximately 26.7 million and 13.0 million shares, respectively, of contingent shares of BGC Class A common stock, N units, RSUs, and LPUs were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the respective periods.
7.	Stock Transactions and Unit Redemptions

Class A Common Stock

Changes in shares of BGC Class A common stock outstanding were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shares outstanding at beginning of period	311,059	293,382	307,915	291,475
Share issuances:
Redemptions/exchanges of limited partnership interests[1]	1,969	3,880	4,074	5,700
Vesting of RSUs	103	81	800	322
Acquisitions	15	481	285	499
Other issuances of BGC Class A common stock	177	47	249	108
Treasury stock repurchases	—	—	—	(233)
Shares outstanding at end of period	313,323	297,871	313,323	297,871

[1]

Included in redemptions/exchanges of limited partnership interests for the three months ended June 30, 2020 and 2019 are 0.7 million shares of BGC Class A common stock granted in connection with the cancellation of 0.6 million LPUs, and 2.3 million shares of BGC Class A common stock granted in connection with the cancellation of 2.5 million LPUs, respectively. Included in redemptions/exchanges of limited partnership interests for the six months ended June 30, 2020 and 2019 are 2.1 million shares of BGC Class A common stock granted in connection with the cancellation of 2.1 million LPUs, and 2.4 million shares of BGC Class A common stock granted in connection with the cancellation of 2.6 million LPUs, respectively. Because LPUs are included in the Company’s fully diluted share count, if dilutive, redemptions/exchanges in connection with the issuance of BGC Class A common stock would not impact the fully diluted number of shares outstanding.

Class B Common Stock

The Company did not issue any shares of BGC Class B common stock during the three and six months ended June 30, 2020 and 2019. As of June 30, 2020 and December 31, 2019, there were 45,884,380 shares of BGC Class B common stock outstanding.

CEO Program

On March 9, 2018, the Company entered into the March 2018 Sales Agreement, pursuant to which the Company may offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock. Proceeds from shares of BGC Class A common stock sold under the March 2018 Sales Agreement may be used for the repurchase of shares and the redemptions of limited partnership interests in BGC Holdings, as well as for general corporate purposes, including acquisitions and the repayment of debt. CF&Co is a wholly-owned subsidiary of Cantor and an affiliate of the Company. Under the March 2018 Sales Agreement, the Company has agreed to pay CF&Co up to 2% of the gross proceeds from the sale of shares. The Company did not sell any shares under the March 2018 Sales Agreement during the three months ended June 30, 2020. During the six months ended June 30, 2020, the Company sold 0.2 million shares under the March 2018 Sales Agreement for aggregate proceeds of $0.7 million, at a weighted-average price of $4.04 per share. As of June 30, 2020, the Company had sold 17.6 million shares of BGC Class A common stock (or $210.6 million) under the March 2018 Sales Agreement. For additional information on the Company’s CEO Program sales agreements, see Note 14—“Related Party Transactions.”

Unit Redemptions and Share Repurchase Program

The Company’s Board and Audit Committee have authorized repurchases of BGC Class A common stock and redemptions of limited partnership interests or other equity interests in the Company’s subsidiaries. On August 1, 2018, the Company’s Board and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $300.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of June 30, 2020, the Company had $255.4 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units.

The table below represents the units redeemed and/or shares repurchased for cash and does not include units redeemed/cancelled in connection with the grant of shares of BGC Class A common stock nor the limited partnership interests exchanged for shares of BGC Class A common stock. The gross unit redemptions and share repurchases of BGC Class A common stock during the three and six months ended June 30, 2020 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted-Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Program
Redemptions[1,2]
January 1, 2020—March 31, 2020	235	$4.30
April 1, 2020—June 30, 2020	103	3.05
Total Redemptions	338	$3.92
Repurchases[3,4]
January 1, 2020—March 31, 2020	—	$—
April 1, 2020—June 30, 2020	—	—
Total Repurchases	—	—
Total Redemptions and Repurchases	338	$3.92	$255,365

[1]

During the three months ended June 30, 2020, the Company redeemed 0.1 million LPUs at an aggregate redemption price of $0.3 million for an average price of $3.05 per unit. During the three months ended June 30, 2020, the Company redeemed 1 thousand FPUs at an aggregate redemption price of $4 thousand for an average price of $3.07 per unit. During the three months ended June 30, 2019, the Company redeemed 0.1 million LPUs at an aggregate redemption price of $0.5 million for a weighted-average price of $5.44 per unit and 2.8 thousand FPUs at an aggregate redemption price of $16 thousand for a weighted-average price of $5.79 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 0.7 million and 2.3 million shares of BGC Class A common stock during the three months ended June 30, 2020 and 2019, respectively, nor the limited partnership interests exchanged for 1.3 million and 1.6 million shares of BGC Class A common stock during the three months ended June 30, 2020 and 2019, respectively.

[2]

During the six months ended June 30, 2020, the Company redeemed 0.3 million LPUs at an aggregate redemption price of $1.3 million for an average price of $3.92 per unit. During the six months ended June 30, 2020, the Company redeemed 1 thousand FPUs at an aggregate redemption price of $4 thousand for an average price of $3.07 per unit. During the six months ended June 30, 2019, the Company redeemed 1.3 million LPUs at an aggregate redemption price of $7.7 million for a weighted-average price of $5.96 per unit and 5.1 thousand FPUs at an aggregate redemption price of $30 thousand for a weighted-average price of $5.94 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 2.1 million and 2.4 million shares of BGC Class A common stock during the six months ended June 30, 2020 and 2019, respectively, nor the limited partnership interests exchanged for 1.8 million and 2.5 million shares of BGC Class A common stock during the six months ended June 30, 2020 and 2019, respectively.

[3]	The Company did not repurchase any shares of BGC Class A common stock during the three and six months ended June 30, 2020.
[4]

The Company did not repurchase any shares of BGC Class A common stock during the three months ended June 30, 2019. During the six months ended June 30, 2019, the Company repurchased 0.2 million shares of BGC Class A common stock at an aggregate price of $1.2 million for a weighted-average price of $5.30 per share.

Redeemable Partnership Interest

The changes in the carrying amount of FPUs were as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Balance at beginning of period	$23,638	$24,706
Consolidated net income allocated to FPUs	255	1,297
Earnings distributions	—	(721)
FPUs exchanged	(470)	(343)
FPUs redeemed	(80)	(10)
Balance at end of period	$23,343	$24,929

8.	Securities Owned

Securities owned primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total Securities owned were $58.7 million and $57.5 million as of June 30, 2020 and December 31, 2019, respectively. For additional information, see Note 13—“Fair Value of Financial Assets and Liabilities.”
9.	Collateralized Transactions

Securities Loaned

As of June 30, 2020, the Company did not have any Securities loaned transactions with Cantor. As of December 31, 2019, the Company had Securities loaned transactions of $13.9 million with CF&Co. The fair value of the securities loaned was $13.9 million. As of December 31, 2019, the cash collateral received from Cantor bore an annual interest rate of 2.45%. These transactions had no stated maturity date.

10.	Marketable Securities

Marketable securities consist of the Company’s ownership of equity securities carried at fair value in accordance with ASU 2016-01. The securities had a fair value of $0.3 million and $14.2 million as of June 30, 2020 and December 31, 2019, respectively.

These marketable securities are measured at fair value, with any changes in fair value recognized in earnings and included in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations. The Company recognized realized and unrealized net gains of $32.8 thousand and $0.3 million for the three and six months ended June 30, 2020, respectively, related to sales of shares and the mark-to-market adjustments on shares. The Company recognized realized and unrealized net gains of $2.8 million and $5.3 million, for the three and six months ended June 30, 2019, respectively, related to sales of shares, the mark-to-market adjustments on shares and any related hedging transactions, when applicable.

During the six months ended June 30, 2020 and 2019, the Company sold marketable securities with a fair value of $14.2 million and $24.6 million, respectively, at the time of sale. The Company did not purchase any marketable securities during the six months ended June 30, 2020 and 2019.

11.	Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers

Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts, including derivative contracts into which the Company may enter to minimize the effect of price changes of the Company’s marketable securities (see Note 12—“Derivatives”). As of June 30, 2020 and December 31, 2019, Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$947,092	$400,713
Receivables from clearing organizations	132,802	134,163
Other receivables from broker-dealers and customers	15,781	12,769
Net pending trades	5,016	1,932
Open derivative contracts	895	1,868
Total	$1,101,586	$551,445
Payables to broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$899,968	$389,458
Payables to clearing organizations	47,600	11,005
Other payables to broker-dealers and customers	10,686	11,950
Open derivative contracts	2,821	4,153
Total	$961,075	$416,566

A portion of these receivables and payables are with Cantor. See Note 14—“Related Party Transactions,” for additional information related to these receivables and payables.

Substantially all open fails to deliver, open fails to receive and pending trade transactions as of June 30, 2020 have subsequently settled at the contracted amounts.
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

The fair value of derivative contracts, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	June 30, 2020			December 31, 2019
Derivative contract	Assets	Liabilities	Notional Amounts[1]	Assets	Liabilities	Notional Amounts[1]
FX/commodities options	$110	$—	$5,106	$26	$—	$4,487
Forwards	161	1,889	188,700	564	1,285	110,051
FX swaps	624	315	565,217	1,278	2,244	555,519
Futures	—	617	6,960,550	—	624	11,106,203
Total	$895	$2,821	$7,719,573	$1,868	$4,153	$11,776,260

[1]	Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of the Company’s derivative activity, and do not represent anticipated losses.

Certain of the Company’s FX swaps are with Cantor. See Note 14—“Related Party Transactions,” for additional information related to these transactions.

The replacement cost of contracts in a gain position were $0.9 million and $1.9 million, as of June 30, 2020 and December 31, 2019, respectively.

The following tables present information about the offsetting of derivative instruments (in thousands):

	June 30, 2020
			Net Amounts Presented in the
	Gross Amounts	Gross Amounts Offset	Statements of Financial Condition[1]
Assets
FX/commodities options	$112	$(2)	$110
Forwards	173	(12)	161
FX swaps	698	(74)	624
Futures	42,521	(42,521)	—
Total derivative assets	$43,504	$(42,609)	$895
Liabilities
FX/commodities options	$2	$(2)	$—
FX swaps	389	(74)	315
Forwards	1,901	(12)	1,889
Futures	43,138	(42,521)	617
Total derivative liabilities	$45,430	$(42,609)	$2,821

	December 31, 2019
			Net Amounts Presented in the
	Gross Amounts	Gross Amounts Offset	Statements of Financial Condition[1]
Assets
FX/commodities options	$26	$—	$26
Forwards	706	(142)	564
FX swaps	1,672	(394)	1,278
Futures	2,044	(2,044)	—
Total derivative assets	$4,448	$(2,580)	$1,868
Liabilities
FX swaps	2,638	(394)	2,244
Forwards	1,427	(142)	1,285
Futures	2,668	(2,044)	624
Total derivative liabilities	$6,733	$(2,580)	$4,153

[1]	There were no additional balances in gross amounts not offset as of June 30, 2020 and December 31, 2019, respectively.

The change in fair value of derivative contracts is reported as part of “Principal transactions” in the Company’s unaudited condensed consolidated statements of operations. The change in fair value of equity options related to marketable securities is included as part of “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations.

The table below summarizes gains and (losses) on derivative contracts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivative contract	2020	2019	2020	2019
Futures	$2,724	$4,561	$5,488	$8,809
FX/commodities options	143	49	198	112
Forwards	116	(2,306)	(1,152)	(2,419)
FX swaps	89	631	325	1,224
Equity options	—	318	—	318
Gains (losses)	$3,072	$3,253	$4,859	$8,044

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

The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	Assets at Fair Value at June 30, 2020
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Marketable securities	$278	$—	$—	$—	$278
Government debt	57,975	—	—	—	57,975
Securities owned—Equities	163	—	—	—	163
FX/commodities options	112	—	—	(2)	110
Forwards	—	173	—	(12)	161
FX swaps	—	698	—	(74)	624
Futures	—	42,521	—	(42,521)	—
Corporate Bonds	—	547	—	—	547
Total	$58,528	$43,939	$—	$(42,609)	$59,858

	Liabilities at Fair Value at June 30, 2020
	Level 1	Level 2	Level 3	Netting and Collateral	Total
FX/commodities options	$2	$—	$—	$(2)	$—
FX swaps	—	389	—	(74)	315
Forwards	—	1,901	—	(12)	1,889
Futures	—	43,138	—	(42,521)	617
Contingent consideration	—	—	35,107	—	35,107
Total	$2	$45,428	$35,107	$(42,609)	$37,928

	Assets at Fair Value at December 31, 2019
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Marketable securities	$14,228	$—	$—	$—	$14,228
Government debt	56,761	—	—	—	56,761
Securities owned—Equities	36	—	—	—	36
FX/commodities options	26	—	—	—	26
Forwards	—	706	—	(142)	564
FX swaps	—	1,672	—	(394)	1,278
Futures	—	2,044	—	(2,044)	—
Corporate Bonds	—	728	—	—	728
Total	$71,051	$5,150	$—	$(2,580)	$73,621

	Liabilities at Fair Value at December 31, 2019
	Level 1	Level 2	Level 3	Netting and Collateral	Total
FX/commodities options	$—	$—	$—	$—	$—
FX swaps	—	2,638	—	(394)	2,244
Forwards	—	1,427	—	(142)	1,285
Futures	—	2,668	—	(2,044)	624
Contingent consideration	—	—	42,159	—	42,159
Total	$—	$6,733	$42,159	$(2,580)	$46,312

Level 3 Financial Liabilities

Changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended June 30, 2020 were as follows (in thousands):

	Opening Balance as of April 1, 2020	Total realized and unrealized (gains) losses included in Net income (loss)[1]	Unrealized (gains) losses included in Other comprehensive income (loss)[2]	Purchases/ Issuances	Sales/ Settlements	Closing Balance at June 30, 2020	Unrealized (gains) losses for the period included in Net income (loss) on Level 3 Assets / Liabilities Outstanding at June 30, 2020	Unrealized (gains) for the period included in Other comprehensive income (loss) on Level 3 Assets / Liabilities Outstanding at June 30, 2020
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$38,709	$(772)	$(8)	$—	$(4,382)	$35,107	$(772)	$(8)

[1]	Realized and unrealized gains (losses) are reported in “Other expenses” and “Other income (loss),” as applicable, in the Company’s unaudited condensed consolidated statements of operations.
[2]	Unrealized gains (losses) are reported in “Foreign currency translation adjustments,” in the Company’s unaudited condensed consolidated statements of comprehensive income (loss).

Changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended June 30, 2019 were as follows (in thousands):

	Opening Balance as of April 1, 2019	Total realized and unrealized (gains) losses included in Net income (loss)	Unrealized (gains) losses included in Other comprehensive income (loss)	Purchases/ Issuances	Sales/ Settlements	Closing Balance at June 30, 2019	Unrealized (gains) losses for the period on Level 3 Assets / Liabilities Outstanding at June 30, 2019
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration[1]	$42,139	$(1,940)	$295	$—	$(1,632)	$42,152	$(1,645)

1Realized and unrealized gains (losses) are reported in “Other expenses” and “Other income (loss),” as applicable, in the Company’s unaudited condensed consolidated statements of operations.

Changes in Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2020 were as follows (in thousands):

							Unrealized (gains) for the period included in:
	Opening Balance as of January 1, 2020	Total realized and unrealized (gains) losses included in Net income (loss)[1]	Unrealized (gains) losses included in Other comprehensive income (loss)[2]	Purchases/ Issuances	Sales/ Settlements	Closing Balance at June 30, 2020	Net income (loss) on Level 3 Assets / Liabilities Outstanding at June 30, 2020	Unrealized (gains) for the period included in Other comprehensive income (loss) Level 3 Assets / Liabilities Outstanding at June 30, 2020
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration[1]	$42,159	$369	$(67)	$2,959	$(9,709)	$35,107	$369	$(67)

[1]	Realized and unrealized gains (losses) are reported in “Other expenses” and “Other income (loss),” as applicable, in the Company’s unaudited condensed consolidated statements of operations.

2Unrealized gains (losses) are reported in “Foreign currency translation adjustments,” in the Company’s unaudited condensed consolidated statements of comprehensive income (loss).

Changes in Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2019 were as follows (in thousands):

	Opening Balance as of January 1, 2019	Total realized and unrealized (gains) losses included in Net income (loss)	Unrealized (gains) losses included in Other comprehensive income (loss)	Purchases/ Issuances	Sales/ Settlements	Closing Balance at June 30, 2019	Unrealized (gains) losses for the period on Level 3 Assets / Liabilities Outstanding at June 30, 2019
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration[1]	$45,984	$(3,422)	$(280)	$—	$(7,534)	$42,152	$(3,702)

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

Quantitative Information About Level 3 Fair Value Measurements on a Recurring Basis

The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value as of June 30, 2020
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Contingent consideration	$—	$35,107	Present value of expected payments	Discount rate[1] Probability of meeting earnout and contingencies	6.8%-10.3% 39%-100%	9.5% 78.5%[2]

[1]	The discount rate is based on the Company’s calculated weighted-average cost of capital.
[2]	The probability of meeting the earnout targets was based on the acquirees’ projected future financial performance, including revenues.

	Fair Value as of December 31, 2019
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Contingent consideration	$—	$42,159	Present value of expected payments	Discount rate Probability of meeting earnout and contingencies	9.2%-10.3% 70%-100%	9.8% 90.2%[1]

[1]	The probability of meeting the earnout targets was based on the acquirees’ projected future financial performance, including revenues.

Information About Uncertainty of Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of June 30, 2020 and December 31, 2019, the present value of expected payments related to the Company’s contingent consideration was $35.1 million and $42.2 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, would be $51.8 million and $54.0 million, as of June 30, 2020 and December 31, 2019, respectively.

Fair Value Measurements on a Non-Recurring Basis

Pursuant to the recognition and measurement guidance for equity investments, effective January 1, 2018, equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. The Company applied the measurement alternative to equity securities with the fair value of $83.4 million and $82.5 million, which were included in “Other assets” in the Company’s unaudited condensed consolidated statements of financial condition as of June 30, 2020 and December 31, 2019, respectively. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.

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

For the three months ended June 30, 2020 and 2019, Cantor’s share of the net profit in Tower Bridge was $0.4 million and $0.6 million, respectively. For the six months ended June 30, 2020 and 2019, Cantor’s share of the net profit in Tower Bridge was $0.2 million and $0.3 million, respectively. This net profit is included as part of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of operations.

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

For the three months ended June 30, 2020 and 2019, the Company recognized related party revenues of $6.6 million and $7.2 million, respectively, for the services provided to Cantor. For the six months ended June 30, 2020 and 2019, the Company recognized related party revenues of $12.1 million and $13.0 million, respectively, for the services provided to Cantor. These revenues are included as part of “Fees from related parties” in the Company’s unaudited condensed consolidated statements of operations.

In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an employee lease agreement whereby certain employees of Cantor are deemed leased employees of the Company. For the three months ended June 30, 2020 and 2019, the Company was charged $15.2 million and $14.9 million, respectively, for the services provided by Cantor and its affiliates, of which $10.1 million and $8.4 million, respectively, were to cover compensation to leased employees for these periods. For the six months ended June 30, 2020 and 2019, the Company was charged $31.1 million and $27.8 million, respectively, for the services provided by Cantor and its affiliates, of which $20.6 million and $18.4 million, respectively, were to cover compensation to leased employees for these periods. The fees charged by Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations. The fees charged by Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

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

Prior to and in connection with the Spin-Off, 15.1 million Newmark Holdings interests held by BGC were exchanged into 9.4 million shares of Newmark Class A common stock and 5.4 million shares of Newmark Class B common stock, and 7.0 million Newmark OpCo interests, held by BGC were exchanged into 6.9 million shares of Newmark Class A common stock. These shares of Newmark Class A and Newmark Class B common stock were distributed to the BGC stockholders in the Spin-Off. On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, to distribute in the BGC Holdings Distribution pro rata all of the 1.5 million exchangeable interests of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the BGC Holdings Distribution Date to its limited partners entitled to receive distributions on their BGC Holdings units who were holders of record of such units as of the Record Date (including Cantor and executive officers of BGC). The Newmark Holdings interests distributed to BGC Holdings partners in the BGC Holdings Distribution are exchangeable for shares of Newmark Class A common stock, and, in the case of the 0.4 million Newmark Holdings interests received by Cantor, also into shares of Newmark Class B common stock, at the current Exchange Ratio. As of June 30, 2020, the Exchange Ratio equaled 0.9366 shares of Newmark common stock per Newmark Holdings interest (subject to adjustment).

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

Other Agreements with Cantor

The Company is authorized to enter into short-term arrangements with Cantor to cover any delivery failures in connection with U.S. Treasury securities transactions and to share equally in any net income resulting from such transactions, as well as any similar clearing and settlement issues.  As of June 30, 2020, and December 31, 2019, Cantor did not facilitate any Repurchase Agreements between the Company and Cantor.

To more effectively manage the Company’s exposure to changes in FX rates, the Company and Cantor have agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to FX currency hedging between the Company and Cantor. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of the Company and Cantor is utilized to determine the shares of profit or loss allocated to each for the period. During the three months ended June 30, 2020 and 2019, the Company recognized its share of FX losses of $0.8 million and gains of $0.7 million, respectively. During the six months ended June 30, 2020 and 2019, the Company recognized its share of FX losses of $0.2 million and gains of $0.9 million, respectively. These gains and losses are included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations.

Pursuant to the separation agreement relating to the Company’s acquisition of certain BGC businesses from Cantor in 2008, Cantor has a right, subject to certain conditions, to be the Company’s customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use market data from the Company without any cost. Any future related-party transactions or arrangements between the Company and Cantor are subject to the prior approval by the Audit Committee. During the three months ended June 30, 2020 and 2019, the Company recorded revenues from Cantor entities of $9 thousand and $69 thousand, respectively, related to commissions paid to the Company by Cantor. During the six months ended June 30, 2020 and 2019, the Company recorded revenues from Cantor entities of $84 thousand and $147 thousand, respectively, related to commissions paid to the Company by Cantor. These revenues are included as part of “Commissions” in the Company’s unaudited condensed consolidated statements of operations.

The Company and Cantor are authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.

In August 2013, the Audit Committee authorized the Company to invest up to $350.0 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used by the Company from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including policies related to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of both June 30, 2020 and December 31, 2019, the Company did not have any investments in the program.

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

On November 23, 2018, in the Class B Issuance, BGC Partners issued 10,323,366 shares of BGC Partners Class B common stock to Cantor and 712,907 shares of BGC Partners Class B common stock to CFGM, in each case in exchange for shares of BGC Class A common stock owned by Cantor and CFGM, respectively, on a one-to-one basis pursuant to the Exchange Agreement. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Partners by Cantor or CFGM for the Class B Issuance. Following this exchange, Cantor and its affiliates have the right to exchange under the Exchange Agreement up to an aggregate of 23,613,420 shares of BGC Class A common stock, now owned or subsequently acquired, or its Cantor units in BGC Holdings, into shares of BGC Class B common stock. As of June 30, 2020, Cantor and CFGM do not own any shares of BGC Class A common stock.

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

On March 19, 2018, the Company entered into the BGC Credit Agreement with Cantor. The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the previous Credit Facility between BGC and an affiliate of Cantor. On August 6, 2018, the Company entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that could be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2021, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of both June 30, 2020 and December 31, 2019, there were no borrowings by BGC or Cantor outstanding under this agreement. The Company recorded interest expense of $0.4 million for the three and six months ended June 30, 2020. The Company did not record any interest income or interest expense related to the agreement for the three and six months ended June 30, 2019.

As part of the Company’s cash management process, the Company may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of June 30, 2020 and December 31, 2019, the Company had no reverse repurchase agreements.

Receivables from and Payables to Related Broker-Dealers

Amounts due to or from Cantor and Freedom, one of the Company’s equity method investments, are for transactional revenues under a technology and services agreement with Freedom, as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited condensed consolidated statements of financial condition. As of June 30, 2020 and December 31, 2019, the Company had receivables from Freedom of $1.9 million and $1.3 million, respectively. As of June 30, 2020 and December 31, 2019, the Company had $0.6 million and $1.3 million, respectively, in receivables from Cantor related to open derivative contracts. As of June 30, 2020 and December 31, 2019, the Company had $0.2 million and $2.0 million, respectively, in payables to Cantor related to open derivative contracts. As of June 30, 2020 and December 31, 2019, the Company had $2.0 million and $2.3 million, respectively, in payables to Cantor related to fails and pending trades.

Loans, Forgivable Loans and Other Receivables from Employees and Partners, Net

The Company has entered into various agreements with certain employees and partners whereby these individuals receive loans which may be either wholly or in part repaid from the distributions that the individuals receive on some or all of their LPUs and from proceeds of the sale of the employees' shares of BGC Class A common stock, or may be forgiven over a period of time. The forgivable portion of these loans is recognized as compensation expense over the life of the loan. From time to time, the Company may also enter into agreements with employees and partners to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements.

As of June 30, 2020 and December 31, 2019, the aggregate balance of employee loans, net, was $370.8 million and $315.6 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s unaudited condensed consolidated statements of financial condition. Compensation expense for the above-mentioned employee loans for the three months ended June 30, 2020 and 2019 was $17.1 million and $7.4 million, respectively. Compensation expense for the above-mentioned employee loans for the six months ended June 30, 2020 and 2019 was $31.6 million and $14.0 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

Interest income on the above-mentioned employee loans for the three months ended June 30, 2020 and 2019 was $1.2 million and $1.0 million, respectively. Interest income on the above-mentioned employee loans for the six months ended June 30, 2020 and 2019 was $2.4 million and $2.0 million, respectively. The interest income related to these employee loans is included as part of “Interest and dividend income” in the Company’s unaudited condensed consolidated statements of operations.

CEO Program and Other Transactions with CF&Co

As discussed in Note 7—“Stock Transactions and Unit Redemptions,” the Company has entered into the March 2018 Sales Agreement with CF&Co, as the Company’s sales agent under the CEO Program. During the three months ended June 30, 2020, the Company did not sell any shares of Class A common stock under the March 2018 Sales Agreement. During the six months ended June 30, 2020, the Company sold 0.2 million shares under the March 2018 Sales Agreement for aggregate proceeds of $0.7 million, at a weighted-average price of $4.04 per share. During the three months ended June 30, 2019, the Company did not sell any shares under the March 2018 Sales Agreement. During the six months ended June 30, 2019, the Company sold 0.9 million shares under its CEO Sales Agreements with CF&Co for aggregate proceeds of $5.3 million, at a weighted-average price of $6.17 per share. For the three months ended June 30, 2020 and 2019, the Company was not charged for services provided by CF&Co related to the Company’s CEO Sales Agreements with CF&Co. For the six months ended June 30, 2020 and 2019, the Company was charged $7 thousand and $0.1 million, respectively, for services provided by CF&Co related to the Company’s CEO Sales Agreements with CF&Co. The net proceeds of the shares sold are included as part of “Additional paid-in capital” in the Company’s unaudited condensed consolidated statements of financial condition.

The Company has engaged CF&Co and its affiliates to act as financial advisors in connection with one or more third-party business combination transactions as requested by the Company on behalf of its affiliates from time to time on specified terms, conditions and fees. The Company may pay finders’, investment banking or financial advisory fees to broker-dealers, including, but not limited to, CF&Co and its affiliates, from time to time in connection with certain business combination transactions, and, in some cases, the Company may issue shares of BGC Class A common stock in full or partial payment of such fees.

On October 3, 2014, management was granted approval by Board and Audit Committee to enter into stock loan transactions with CF&Co utilizing equities securities. Such stock loan transactions will bear market terms and rates. As of June 30, 2020, the Company did not have any Securities loaned transactions  with CF&Co. As of December 31, 2019, the Company had Securities loaned transactions of $13.9 million with CF&Co. The fair value of the securities loaned was $13.9 million (see Note 9—“Collateralized Transactions”). As of December 31, 2019, the cash collateral received from CF&Co bore an annual interest rate of 2.45%. These transactions have no stated maturity date. Securities loaned transactions are included in “Securities loaned” in the Company’s unaudited condensed consolidated statements of financial condition.

On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes. In connection with this issuance of the 5.125% Senior Notes, the Company recorded $0.5 million in underwriting fees payable to CF&Co and $18 thousand to CastleOak Securities, L.P. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor purchased $15.0 million of such senior notes and still held such notes as of June 30, 2020.

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

On June 11, 2020, the Company’s Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by the Company of up to $50.0 million of Company Debt Securities. Repurchases of Company Debt Securities, if any, are expected to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption. Under the authorization, the Company may make repurchases of Company Debt Securities for cash from time to time in the open market or in privately negotiated transactions upon such terms and at such prices as management may determine. Additionally, the Company is authorized to make any such repurchases of Company Debt Securities through CF&Co (or its affiliates), in its capacity as agent or principal, or such other broker-dealers as management shall determine to utilize from time to time, and such repurchases shall be subject to brokerage commissions which are no higher than standard market commission rates. As of June 30, 2020, the Company had $50.0 million remaining from its debt repurchase authorization.

Under rules adopted by the CFTC, all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the NFA and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered FCM. From time to time, the Company’s foreign-based brokers engage in interest rate swap transactions with U.S.-based counterparties, and, therefore, the Company is subject to the CFTC requirements. Mint Brokers has entered into guarantees on behalf of the Company, and the Company is required to indemnify Mint Brokers for the amounts, if any, paid by Mint Brokers on behalf of the Company pursuant to this arrangement. Effective April 1, 2020, these guarantees were transferred to Mint Brokers from CF&Co. During the three months ended June 30, 2020 and 2019, the Company recorded fees of $31 thousand with respect to these guarantees. During the six months ended June 30, 2020 and 2019, the Company recorded fees of $63 thousand with respect to these guarantees. These fees were included in “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations.

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

As of June 30, 2020, there were 2,129,969 FPUs in BGC Holdings remaining, which BGC Holdings had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

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

Transactions with the Relief Fund

During the year ended December 31, 2015, the Company committed to make charitable contributions to the Cantor Fitzgerald Relief Fund in the amount of $40.0 million, which the Company recorded in “Other expenses” in the Company’s unaudited condensed consolidated statements of operations for the year ended December 31, 2015. As of June 30, 2020 and December 31, 2019, the remaining liability associated with this commitment was $4.5 million and $4.0 million, respectively, which is included in “Accounts payable, accrued and other liabilities” in the Company’s unaudited condensed consolidated statements of financial condition.

Other Transactions

The Company is authorized to enter into loans, investments or other credit support arrangements for Aqua, an alternative electronic trading platform that offers new pools of block liquidity to the global equities markets; such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. On February 5, 2020, the Board and Audit Committee increased the authorized amount by an additional $2.0 million, to $19.2 million. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. Aqua is 51% owned by Cantor and 49% owned by the Company. Aqua is accounted for under the equity method. During both the three months ended June 30, 2020 and 2019, the Company made $0.4 million, in contributions to Aqua. During the six months ended June 30, 2020 and 2019, the Company made $0.6 million and $0.7 million, respectively, in contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s unaudited condensed consolidated statements of financial condition.

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

During each of the three months ended June 30, 2020 and 2019, Lucera had $0.2 million in related party revenues from Cantor. During each of the six months ended June 30, 2020 and 2019, Lucera had $0.3 million in related party revenues from Cantor. These revenues are included in “Data, software and post-trade” in the Company’s unaudited condensed consolidated statements of operations.

Newmark Sublease To BGC

In May 2020, BGC U.S. OpCo entered into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark, which sublease was approved by the Audit Committee. The deal is a one-year sublease of approximately 21,000 rentable square feet in New York City. Under the terms of the lease, BGC U.S. OpCo will pay a fixed rent amount of $1.1 million. In connection with this agreement, BGC U.S. OpCo paid $0.1 million for the three and six months ended June 30, 2020.

15.	Investments

Equity Method Investments

The carrying value of the Company’s equity method investments was $38.4 million as of June 30, 2020 and $40.0 million as of December 31, 2019, and is included in “Investments” in the Company’s unaudited condensed consolidated statements of financial condition.

The Company recognized gains of $1.1 million and $0.7 million related to its equity method investments for the three months ended June 30, 2020 and 2019, respectively. The Company recognized gains of $2.1 million and $1.5 million related to its equity method investments for the six months ended June 30, 2020 and 2019, respectively. The Company’s share of the net gains or losses is reflected in “Gains (losses) on equity method investments” in the Company’s unaudited condensed consolidated statements of operations. For the three months ended June 30, 2020, the Company did not recognize any impairment charges relating to existing equity method investments. For the six months ended June 30, 2020, the Company recorded an impairment charge of $2.5 million relating to existing equity method investments. The impairment was recorded in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2019, the Company did not recognize any impairment charges relating to existing equity method investments.

See Note 14—“Related Party Transactions,” for information regarding related party transactions with unconsolidated entities included in the Company’s unaudited condensed consolidated financial statements.

Investments Carried Under Measurement Alternative

The Company has acquired investments for which it did not have the ability to exert significant influence over operating and financial policies of the investees. These investments are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. The carrying value of these investments was $0.4 million as of both June 30, 2020 and December 31, 2019, and they are included in “Investments” in the Company’s unaudited condensed statements of financial condition. The Company did not recognize any gains, losses, or impairments relating to investments carried under the measurement alternative for both the three and six months ended June 30, 2020 and 2019.

In addition, the Company owns membership shares, which are included in “Other assets” in the Company’s unaudited condensed consolidated statements of financial condition as of June 30, 2020 and December 31, 2019. These equity investments are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. The Company recognized $5.9 thousand of unrealized losses and $20.4 million of unrealized gains to reflect observable transactions for these shares during the three months ended June 30, 2020 and 2019, respectively. The Company recognized $46.2 thousand of unrealized losses and $20.6 million unrealized gains to reflect observable transactions for these shares during the six months ended June 30, 2020 and 2019, respectively. The unrealized gains (losses) are reflected in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations.

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

The following table sets forth the Company’s investment in its unconsolidated VIEs and the maximum exposure to loss with respect to such entities (in thousands):

	June 30, 2020		December 31, 2019
		Maximum		Maximum
		Exposure to		Exposure to
	Investment	Loss	Investment	Loss
Variable interest entities[1]	$2,021	$3,001	$4,699	$5,679

[1]

The Company has entered into a subordinated loan agreement with Aqua, whereby the Company agreed to lend the principal sum of $980 thousand. The Company’s maximum exposure to loss with respect to its unconsolidated VIEs includes the sum of its equity investments in its unconsolidated VIEs and the $980 thousand subordinated loan to Aqua.

Consolidated VIE

The Company is invested in a limited liability company that is focused on developing a proprietary trading technology. The limited liability company is a VIE, and it was determined that the Company is the primary beneficiary of this VIE because the Company was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $6.7 million and $7.4 million as of June 30, 2020 and December 31, 2019, respectively, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $2.6 million and $2.1 million as of June 30, 2020 and December 31, 2019, respectively. The Company’s exposure to economic loss on this VIE was $1.1 million and $2.8 million as of June 30, 2020 and December 31, 2019, respectively.

16.	Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Computer and communications equipment	$101,854	$95,115
Software, including software development costs	252,203	235,230
Leasehold improvements and other fixed assets	125,302	116,231
	479,359	446,576
Less: accumulated depreciation and amortization	(265,063)	(241,735)
Fixed assets, net	$214,296	$204,841

Depreciation expense was $5.9 million and $5.3 million for the three months ended June 30, 2020 and 2019, respectively. Depreciation expense was $12.0 million and $10.3 million for the six months ended June 30, 2020 and 2019, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

The Company has $5.4 million of asset retirement obligations related to certain of its leasehold improvements as of June 30, 2020. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit adjusted risk-free interest rate in effect when the liability was initially recognized.

For the three months ended June 30, 2020 and 2019, software development costs totaling $15.3 million and $11.4 million, respectively, were capitalized. Amortization of software development costs totaled $7.7 million and $6.9 million for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, software development costs totaling $28.3 million and $18.4 million, respectively, were capitalized. Amortization of software development costs totaled $15.3 million and $13.2 million for the six months ended June 30, 2020 and 2019, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

Impairment charges of $0.2 million and $0.6 million were recorded for the three months ended June 30, 2020 and 2019, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges of $5.0 million and $0.9 million were recorded for the six months ended June 30, 2020 and 2019, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

17.	Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill
Balance at December 31, 2019	$553,745
Acquisitions	3,065
Measurement period adjustments	(55)
Cumulative translation adjustment	(4,732)
Balance at June 30, 2020	$552,023

For additional information on Goodwill, See Note 4—“Acquisitions.”

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets.

Other intangible assets consisted of the following (in thousands, except weighted-average remaining life):

	June 30, 2020
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$247,410	$65,887	$181,523	10.9
Technology	24,022	18,317	5,705	1.7
Noncompete agreements	29,666	28,451	1,215	6.4
Patents	12,233	11,982	251	—
All other	30,461	4,589	25,872	8.2
Total definite life intangible assets	343,792	129,226	214,566	10.3
Indefinite life intangible assets:
Trade names	79,570	—	79,570	N/A
Licenses	2,267	—	2,267	N/A
Total indefinite life intangible assets	81,837	—	81,837	N/A
Total	$425,629	$129,226	$296,403	10.3

	December 31, 2019
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$250,788	$57,332	$193,456	11.2
Technology	24,024	16,608	7,416	2.2
Noncompete agreements	30,378	28,198	2,180	4.2
Patents	12,232	11,954	278	0.1
All other	7,552	3,195	4,357	9.4
Total definite life intangible assets	324,974	117,287	207,687	10.8
Indefinite life intangible assets:
Trade names	93,083	—	93,083	N/A
Licenses	2,454	—	2,454	N/A
Total indefinite life intangible assets	95,537	—	95,537	N/A
Total	$420,511	$117,287	$303,224	10.8

Intangible amortization expense was $6.3 million and $7.8 million for the three months ended June 30, 2020 and 2019, respectively. Intangible amortization expense was $14.5 million and $15.0 million for the six months ended June 30, 2020 and 2019 , respectively. Intangible amortization is included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations. There were no impairment charges for the Company’s indefinite life intangibles for the three and six months ended June 30, 2020 and 2019.

The estimated future amortization expense of definite life intangible assets as of June 30, 2020 is as follows (in millions):

2020	$12.4
2021	24.0
2022	21.1
2023	20.5
2024	20.5
2025 and thereafter	116.1
Total	$214.6

18.	Notes Payable, Other and Short-Term Borrowings

Notes payable, other and short-term borrowings consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Unsecured senior revolving credit agreement	$222,598	$68,948
5.125% Senior Notes	299,141	298,688
5.375% Senior Notes	445,914	445,247
3.750% Senior Notes	296,495	296,129
Collateralized borrowings	26,825	33,675
Total Notes payable and other borrowings	1,290,973	1,142,687
Short-term borrowings	3,652	4,962
Total Notes payable, other and short-term borrowings	$1,294,625	$1,147,649

Unsecured Senior Revolving Credit Agreement

On November 28, 2018, the Company entered into the Revolving Credit Agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, which replaced the existing committed unsecured senior revolving credit agreement. The maturity date of the Revolving Credit Agreement was November 28, 2020, and the maximum revolving loan balance is $350.0 million. Borrowings under this Revolving Credit Agreement bear interest at either LIBOR or a defined base rate plus additional margin. On December 11, 2019, the Company entered into an amendment to the Revolving Credit Agreement. Pursuant to the amendment, the maturity date was extended to February 26, 2021. On February 26, 2020, the Company entered into a second amendment to the Revolving Credit Agreement, pursuant to which, the maturity date was extended by two years to February 26, 2023. There was no change to the interest rate or the maximum revolving loan balance. As of June 30, 2020, there was $222.6 million of borrowings outstanding, net of deferred financing costs of $2.4 million, under the Revolving Credit Agreement. The average interest rate on the outstanding borrowings was 2.53% and 2.92% for the three and six months ended June 30, 2020, respectively. The average interest rate on the outstanding borrowings was 4.46% and 4.48% for the three and six months ended June 30, 2019, respectively. As of December 31, 2019, there was $68.9 million of borrowings outstanding, net of deferred financing costs of $1.1 million, under the Agreement. The Company recorded interest expense related to the Revolving Credit Agreement of $2.1 million and 3.2 million for the three months ended June 30, 2020 and 2019, respectively. The Company recorded interest expense related to the Revolving Credit Agreement of $3.8  million and $5.2 million for the six months ended June 30, 2020 and 2019, respectively.

Senior Notes

The Company’s Senior Notes are recorded at amortized cost. The carrying amounts and estimated fair values of the Company’s Senior Notes were as follows (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.125% Senior Notes	$299,141	$304,500	$298,688	$311,100
5.375% Senior Notes	445,914	471,150	445,247	482,099
3.750% Senior Notes	296,495	295,800	296,129	300,600
Total	$1,041,550	$1,071,450	$1,040,064	$1,093,799

The fair values of the Senior Notes were determined using observable market prices as these securities are traded, and based on whether they are deemed to be actively traded, the 5.125% Senior Notes, the 5.375% Senior Notes, and the 3.750% Senior Notes are considered Level 2 within the fair value hierarchy.

5.125% Senior Notes

On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes. The 5.125% Senior Notes are general senior unsecured obligations of the Company. The 5.125% Senior Notes bear interest at a rate of 5.125% per year, payable in cash on May 27 and November 27 of each year, commencing November 27, 2016. The 5.125% Senior Notes will mature on May 27, 2021. The Company may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.125% Senior Notes was $295.8 million, net of the discount and debt issuance costs of $4.2 million. The issuance costs are amortized as interest expense, and the carrying value of the 5.125% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 5.125% Senior Notes as of June 30, 2020 was $299.1 million. The Company recorded interest expense related to the 5.125% Senior Notes of $4.1 million for each of the three months ended June 30, 2020 and 2019. The Company recorded interest expense related to the 5.125% Senior Notes of $8.1 million for each of the six months ended June 30, 2020 and 2019

5.375% Senior Notes

On July 24, 2018, the Company issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes. The 5.375% Senior Notes are general senior unsecured obligations of the Company. The 5.375% Senior Notes bear interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The 5.375% Senior Notes will mature on July 24, 2023. The Company may redeem some or all of the 5.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture related to the 5.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes was $444.2 million, net of the discount and debt issuance costs of $5.8 million. The issuance costs are amortized as interest expense, and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 5.375% Senior Notes as of June 30, 2020 was $445.9 million. The Company recorded interest expense related to the 5.375% Senior Notes of $6.4 million and $6.5 million for the three months ended June 30, 2020 and 2019, respectively. The Company recorded interest expense related to the 5.375% Senior Notes of $12.8 million for each of the six months ended June 30, 2020 and 2019.

3.750% Senior Notes

On September 27, 2019, the Company issued an aggregate of $300.0 million principal amount of 3.750% Senior Notes. The 3.750% Senior Notes are general unsecured obligations of the Company. The 3.750% Senior Notes bear interest at a rate of 3.750% per year, payable in cash on April 1 and October 1 of each year, commencing April 1, 2020. The 3.750% Senior Notes will mature on October 1, 2024. The Company may redeem some or all of the 3.750% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 3.750% Senior Notes was $296.1 million, net of discount and debt issuance costs of $3.9 million. The issuance costs will be amortized as interest expense, and the carrying value of the 3.750% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 3.750% Senior Notes was $296.5 million as of June 30, 2020. The Company recorded interest expense related to the 3.750% Senior Notes of $3.0 million and $6.0 million for the three and six months ended June 30, 2020, respectively. The Company did not record any interest expense related to the 3.750% Senior Notes for the three and six months ended June 30, 2019.

Collateralized Borrowings

On March 13, 2015, the Company entered into a $28.2 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.70% per year and matured on March 13, 2019; therefore, there were no borrowings outstanding as of June 30, 2020 or December 31, 2019. The Company did not record any interest expense related to this arrangement for the three and six months ended June 30, 2020. The Company did not record any interest related to this arrangement for the three months ended June 30, 2019. The Company recorded interest expense related to this arrangement of $30 thousand for the six months ended June 30, 2019.

On May 31, 2017, the Company entered into a $29.9 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.44% per year and matures on May 31, 2021. As of June 30, 2020 and December 31, 2019, the Company had $7.9 million and $11.7 million, respectively, outstanding related to this arrangement. The book value of the fixed assets pledged as of June 30, 2020 was $1.4 million. The Company recorded interest expense related to this arrangement of $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively. The Company recorded interest expense related to this arrangement of $0.1 million and $0.3 million for the three and six months ended June 30, 2019, respectively.

On April 8, 2019, the Company entered into a $15.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.77% and matures on April 8, 2023. As of June 30, 2020 and December 31, 2019, the Company had $11.5 million and $13.2 million, respectively, outstanding related to this arrangement. The book value of the fixed assets pledged as of June 30, 2020 was $4.1 million. The Company recorded interest expense related to this arrangement of $0.1 million and $0.3 million for the three and six months ended June 30, 2020, respectively. The Company recorded interest expense related to this arrangement of $0.1 million for each of the three and six months ended June 30, 2019.

On April 19, 2019, the Company entered into a $10.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.89% and matures on April 19, 2023. As of June 30, 2020 and December 31, 2019, the Company had $7.5 million and $8.8 million, respectively, outstanding related to this arrangement. The book value of the fixed assets pledged as of June 30, 2020 was $4.1 million. The Company recorded interest expense related to this arrangement of $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively. The Company recorded interest expense related to this arrangement of $0.1 million for each of the three and six months ended June 30, 2019.

Short-Term Borrowings

On August 22, 2017, the Company entered into a committed unsecured loan agreement with Itau Unibanco S.A. The agreement provides for short-term loans of up to $3.6 million (BRL 20.0 million). The maturity date of the agreement is August 20, 2020. Borrowings under this agreement bear interest at the Brazilian Interbank offering rate plus 3.30%. As of June 30, 2020 and December 31, 2019, there were $3.6 million (BRL 20.0 million) and $5.0 million (BRL 20.0 million), respectively, of borrowings outstanding under the agreement. As of June 30, 2020, the interest rate was 5.60%. The Company recorded interest expense related to the agreement of $0.1 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively. The Company recorded interest expense related to the agreement of $0.2 million and $0.3  million for the six months ended June 30, 2020 and 2019, respectively.

On August 23, 2017, the Company entered into a committed unsecured credit agreement with Itau Unibanco S.A. The agreement provides for an intra-day overdraft credit line up to $9.1 million (BRL 50.0 million). The maturity date of the agreement is September 20, 2020. This agreement bears a fee of 1.50% per year. As of June 30, 2020 and December 31, 2019, there were no borrowings outstanding under this agreement. The Company recorded bank fees related to the agreement of $27 thousand and $33 thousand for the three months ended June 30, 2020 and 2019, respectively. The Company recorded bank fees related to the agreement of $54 thousand and $66  thousand for the six months ended June 30, 2020 and 2019, respectively.
19.	Compensation

The Compensation Committee may grant various equity-based awards, including RSUs, restricted stock, stock options, LPUs and shares of BGC Class A common stock. Upon vesting of RSUs, issuance of restricted stock, exercise of stock options and redemption/exchange of LPUs, the Company generally issues new shares of BGC Class A common stock.

On June 22, 2016, at the annual meeting of stockholders, the stockholders approved the Equity Plan to increase from 350 million to 400 million the aggregate number of shares of BGC Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. As of June 30, 2020, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 129.6 million shares.

The Company incurred compensation expense related to Class A common stock, LPUs and RSUs held by BGC employees as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Issuance of common stock and grants of exchangeability	$2,362	$25,587	$25,396	$29,123
Allocations of net income[1]	2,660	4,780	3,939	9,326
LPU amortization	19,524	10,689	35,833	13,734
RSU amortization	3,273	2,696	4,855	3,710
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$27,819	$43,752	$70,023	$55,893

1	Certain LPUs generally receive quarterly allocations of net income and are generally contingent upon services being provided by the unit holders, including the Preferred Distribution.

Limited Partnership Units

A summary of the activity associated with LPUs held by BGC employees is as follows (in thousands):

	BGC LPUs	Newmark LPUs[2]
Balance at December 31, 2019	102,407	14,607
Granted	36,024	—
Redeemed/exchanged units	(3,717)	(301)
Forfeited units	(2)	—
Balance at June 30, 2020	134,712	14,306

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

	BGC LPUs	Newmark LPUs
Regular Units	92,471	10,192
Preferred Units	42,241	4,114
Balance at June 30, 2020	134,712	14,306

Issuance of Common Stock and Grants of Exchangeability

Compensation expense related to the issuance of BGC or Newmark Class A common stock and grants of exchangeability on BGC Holdings and Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Issuance of common stock and grants of exchangeability	$2,362	$25,587	$25,396	$29,123

BGC LPUs held by BGC employees may become exchangeable or redeemed for BGC Class A common stock on a one-for-one basis, and Newmark LPUs held by BGC employees may become exchangeable or redeemed for a number of shares of Newmark Class A common stock equal to the number of limited partnership interests multiplied by the then-current Exchange Ratio. As of June 30, 2020, the Exchange Ratio was 0.9366.

A summary of the LPUs redeemed in connection with the issuance of BGC Class A common stock or Newmark Class A common stock (at the then-current Exchange Ratio) or granted exchangeability for BGC Class A common stock or Newmark Class A common stock (at the then-current Exchange Ratio) held by BGC employees is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
BGC Holdings LPUs	471	5,101	4,473	5,621
Newmark Holdings LPUs	100	171	291	342
Total	571	5,272	4,764	5,963

As of June 30, 2020 and December 31, 2019, the number of share-equivalent BGC LPUs exchangeable for shares of BGC Class A common stock at the discretion of the unit holder held by BGC employees was 3.9 million and 3.1 million, respectively. As of June 30, 2020 and December 31, 2019, the number of Newmark LPUs exchangeable into shares of Newmark Class A common stock at the discretion of the unit holder held by BGC employees (at the then-current Exchange Ratio) was 0.6 million and 0.8 million, respectively.

LPU Amortization

Compensation expense related to the amortization of LPUs held by BGC employees is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stated vesting schedule	$18,459	$10,686	$34,736	$14,192
Post-termination payout	1,065	3	1,097	(458)
LPU amortization	$19,524	$10,689	$35,833	$13,734

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

A summary of the outstanding LPUs held by BGC employees with a stated vesting schedule that do not receive quarterly allocations of net income is as follows (in thousands):

	June 30, 2020	December 31, 2019
BGC Holdings LPUs	42,782	30,699
Newmark Holdings LPUs	446	1,171

Aggregate estimated grant date fair value – BGC and Newmark Holdings LPUs	$195,689	$138,324

As of June 30, 2020, there was approximately $102.8 million of total unrecognized compensation expense related to unvested BGC and Newmark LPUs held by BGC employees with a stated vesting schedule that do not receive quarterly allocations of net income that is expected to be recognized over 1.98 years.

Compensation expense related to LPUs held by BGC employees with a post-termination pay-out amount, such as REUs, and/or a stated vesting schedule is recognized over the stated service period. These LPUs generally vest between two and five years from the date of grant. As of June 30, 2020, there were 1.3 million outstanding BGC LPUs with a post-termination payout, with a notional value of approximately $16.0 million and an aggregate estimated fair value of $7.4 million, and 0.1 million outstanding Newmark LPUs with a post-termination payout, with a notional value of approximately $0.9 million and an aggregate estimated fair value of $0.2 million. As of December 31, 2019, there were 1.2 million outstanding BGC LPUs with a post-termination payout, with a notional value of approximately $15.3 million and an aggregate estimated fair value of $10.0 million, and 0.1 million outstanding Newmark LPUs with a post-termination payout, with a notional value of approximately $1.0 million and an aggregate estimated fair value of $0.2 million.

Restricted Stock Units

Compensation expense related to RSUs held by BGC employees is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
RSU amortization	$3,273	$2,696	$4,855	$3,710

A summary of the activity associated with RSUs held by BGC employees and directors is as follows (RSUs and dollars in thousands):

	RSUs	Weighted- Average Grant Date Fair Value	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2019	4,478	$5.25	$23,516	2.50
Granted	4,433	3.73	16,536
Delivered units	(1,224)	5.79	(7,086)
Forfeited units	(161)	4.61	(744)
Balance at June 30, 2020	7,526	$4.28	$32,222	2.84

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

For the RSUs that vested during the three months ended June 30, 2020 and 2019, the Company withheld shares of Class A common stock valued at $40 thousand and $32 thousand to pay taxes due at the time of vesting. For the RSUs that vested during the six months ended June 30, 2020 and 2019, the Company withheld shares of Class A common stock valued at $1.7 million and $0.5 million to pay taxes due at the time of vesting. As of June 30, 2020, there was approximately $30.0 million of total unrecognized compensation expense related to unvested RSUs held by BGC employees and directors that is expected to be recognized over a weighted-average period of 2.84 years.

Acquisitions

In connection with certain of its acquisitions, the Company has granted certain LPUs and RSUs. As of June 30, 2020 and December 31, 2019, the aggregate estimated fair value of these acquisition-related LPUs and RSUs was $9.0 million and $10.7 million, respectively. The liability for such acquisition-related awards is included in “Accounts payable, accrued and other liabilities” on the Company’s unaudited condensed consolidated statements of financial condition.

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

During both the three and six months ended June 30, 2020 and 2019, no BGC or Newmark restricted shares held by BGC employees were forfeited in connection with this provision. During the three months ended June 30, 2020 and 2019, the Company released the restrictions with respect to 0.2 million and 0.2 million of such BGC shares held by BGC employees, respectively. During the six months ended June 30, 2020 and 2019, the Company released the restrictions with respect to 0.3 million and 0.5 million of such BGC shares held by BGC employees, respectively. As of June 30, 2020 and December 31, 2019, there were 5.6 million and 6.4 million of such restricted BGC shares held by BGC employees outstanding, respectively. Additionally, during the three months ended June 30, 2020 and 2019, Newmark released the restrictions with respect to 0.1 million and 0.1 million, respectively, of restricted Newmark shares held by BGC employees. Additionally, during the six months ended June 30, 2020 and 2019, Newmark released the restrictions with respect to 0.1 million and 0.2 million, respectively, of restricted Newmark shares held by BGC employees.

Deferred Compensation

The Company maintains a deferred cash award program, which provides for the grant of deferred cash incentive compensation to eligible employees. The Company may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period.

The total compensation expense recognized in relation to the deferred cash compensation awards for the three months ended June 30, 2020 and 2019 was $0.2 million and $0.6 million, respectively. The total compensation expense recognized in relation to the deferred cash compensation awards for the six months ended June 30, 2020 and 2019 was $0.4 million and $0.6  million, respectively. As of June 30, 2020 and December 31, 2019, the total liability for the deferred cash compensation awards was $1.8 million and $3.5 million, respectively, which is included in “Accrued compensation” on the Company’s unaudited condensed consolidated statements of financial condition. As of June 30, 2020, total unrecognized compensation cost related to deferred cash compensation, prior to the consideration of forfeitures, was approximately $0.8 million and is expected to be recognized over a weighted-average period of 1.53 years.
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

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacts, that are used in lieu of margin and deposits with those clearing organizations. As of June 30, 2020 and December 31, 2019, the Company was contingently liable for $2.0 million and $2.3 million, respectively, under these letters of credit.

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

Insurance

The Company is self-insured for health care claims, up to a stop-loss amount for eligible participating employees and qualified dependents in the U.S., subject to deductibles and limitations. The Company’s liability for claims incurred but not reported is determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $2.7 million and $1.8 million in health care claims as of June 30, 2020 and December 31, 2019, respectively. The Company does not expect health care claims to have a material impact on its financial condition, results of operations, or cash flows.

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

Indemnifications

In connection with the sale of eSpeed, the Company has indemnified Nasdaq for amounts over a defined threshold against damages arising from breaches of representations, warranties and covenants. In addition, in connection with the acquisition of GFI, the Company has indemnified the directors and officers of GFI. As of June 30, 2020, no contingent liability has been recorded in the Company’s unaudited condensed consolidated statements of financial condition for these indemnifications, as the potential for being required to make payments under these indemnifications is remote.
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

As of both June 30, 2020 and December 31, 2019, the Company’s unrecognized tax benefits, excluding related interest and penalties, were $10.5 million, all of which, if recognized, would affect the effective tax rate. The Company is currently open to examination by tax authorities in U.S. federal, state and local jurisdictions and certain non-U.S. jurisdictions for tax years beginning 2008, 2009 and 2012, respectively. The Company is currently under examination by tax authorities in the U.S. Federal and certain state and local jurisdictions. The Company does not believe that the amounts of unrecognized tax benefits will materially change over the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits in “Provision (benefit) for income taxes” in the Company’s unaudited condensed consolidated statements of operations. As of both June 30, 2020 and December 31, 2019, the Company had accrued $2.3 million for income tax-related interest and penalties.

22.	Regulatory Requirements

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or FCMs subject to Rule 15c3-1 of the SEC and Rule 1.17 of the CFTC, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of June 30, 2020, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain U.K. and European subsidiaries of the Company are regulated by the FCA and must maintain financial resources (as defined by the FCA) in excess of the total financial resources requirement of the FCA. As of June 30, 2020, the U.K. and European subsidiaries had financial resources in excess of their requirements.

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

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of June 30, 2020, the Company’s regulated subsidiaries held $706.5 million of net assets. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $412.7 million.
23.	Segment, Geographic and Product Information

Segment Information

The Company currently operates its business in one reportable segment, by providing brokerage services to the financial markets, integrated Voice, Hybrid and Fully Electronic brokerage in a broad range of products, including fixed income (rates and credit), FX, equities, insurance, energy and commodities, and futures. It also provides a wide range of services, including trade execution, brokerage, clearing, trade compression, post-trade, information, consulting, and other back-office services to a broad range of financial and non-financial institutions.

Geographic Information

The Company offers products and services in the U.S., U.K., Asia (including Australia), Other Europe, MEA, France, and Other Americas. Information regarding revenues is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
U.S.	$135,911	$145,571	$289,355	$291,991
U.K.	222,726	222,473	465,096	454,253
Asia	74,596	92,297	164,188	173,864
Other Europe/MEA	46,508	54,349	113,145	104,192
France	25,968	21,130	60,221	42,619
Other Americas	13,379	15,367	30,250	29,019
Total revenues	$519,088	$551,187	$1,122,255	$1,095,938

Information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; ROU assets; certain other investments; goodwill; other intangible assets, net of accumulated amortization; and rent and other deposits) in the geographic areas is as follows (in thousands):

	June 30,	December 31,
	2020	2019
Long-lived assets:
U.S.	$763,286	$766,315
U.K.	637,919	595,571
Asia	124,797	122,564
Other Europe/MEA	52,759	38,994
France	21,042	21,877
Other Americas	17,004	19,595
Total long-lived assets	$1,616,807	$1,564,916

Product Information

The Company’s business is based on the products and services provided and reflect the manner in which financial information is evaluated by management.

The Company specializes in the brokerage of a broad range of products, including fixed income (rates and credit), FX, equities, insurance, energy and commodities, and futures. It also provides a wide range of services, including trade execution, broker-dealer services, clearing, trade compression, post-trade, information, consulting, and other back-office services to a broad range of financial and non-financial institutions.

Product information regarding revenues is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Rates	$133,034	$152,959	$300,274	$308,570
Credit	95,780	78,166	192,969	163,893
FX	74,393	101,899	168,759	203,457
Energy and commodities	71,326	73,887	155,064	144,229
Insurance	45,783	41,417	90,619	72,821
Equities	61,777	65,078	143,574	134,848
Total brokerage revenues	$482,093	$513,406	$1,051,259	$1,027,818
All other revenues	36,995	37,781	70,996	68,120
Total revenues	$519,088	$551,187	$1,122,255	$1,095,938

24.	Revenues from Contracts with Customers

The following table presents the Company’s total revenues separated between revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues from contracts with customers:
Commissions	$382,640	$422,974	$838,495	$853,156
Data, software, and post-trade	20,139	18,741	39,537	36,651
Fees from related parties	6,562	7,221	12,083	13,016
Other revenues	3,391	3,453	7,350	5,300
Total revenues from contracts with customers	412,732	452,389	897,465	908,123
Other sources of revenues:
Principal transactions	99,453	90,432	212,764	174,662
Interest and dividend income	6,536	7,813	10,697	11,478
Other revenues	367	553	1,329	1,675
Total revenues	$519,088	$551,187	$1,122,255	$1,095,938

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

The Company had receivables related to revenues from contracts with customers of $733.9 million and $778.4 million at June 30, 2020 and December 31, 2019, respectively. The Company had no impairments related to these receivables during the three and six months ended June 30, 2020 and 2019.

The Company’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at June 30, 2020 and December 31, 2019 was $16.4 million and $12.9 million, respectively. During the three months ended June 30, 2020 and 2019, the Company recognized revenue of $6.8 million and $7.0 million, respectively, that was recorded as deferred revenue at the beginning of the period. During the six months ended June 30, 2020 and 2019, the Company recognized revenue of $7.4  million and $8.1  million, respectively that was recorded as deferred revenue at the beginning of the period.

Contract Costs

The Company capitalizes costs to fulfill contracts associated with different lines of its business where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.

At both June 30, 2020 and December 31, 2019, there were $1.4 million of capitalized costs recognized to fulfill a contract.

25.Leases

The Company, acting as a lessee, has operating leases primarily relating to office space, data centers and office equipment. The leases have remaining lease terms of 0.2 year to 19.1 years, some of which include options to extend the leases in 1 to 10 year increments for up to 10 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term, and variable lease expense not included in the lease payment measurement is recognized as incurred. All leases were classified as operating leases as of June 30, 2020.

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

The Company determines whether an arrangement is a lease or includes a lease at the contract inception by evaluating whether the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. If the Company has the right to obtain substantially all of the economic benefits from, and can direct the use of, the identified asset for a period of time, the Company accounts for the identified asset as a lease. The Company has elected the practical expedient to not separate lease and non-lease components for all leases other than real estate leases. The primary non-lease component that is combined with a lease component represents operating expenses, such as utilities, maintenance or management fees.

As the rate implicit in the lease is not usually available, the Company used an incremental borrowing rate based on the information available at the adoption date of the new Leases standard in determining the present value of lease payments for existing leases. The Company has elected to use a portfolio approach for the incremental borrowing rate, applying corporate bond rates to the leases. The Company calculated the appropriate rates with reference to the lease term and lease currency. The Company uses information available at the lease commencement date to determine the discount rate for any new leases.

The Company subleases certain real estate to its affiliates and to third parties. The value of these commitments is not material to the Company’s unaudited condensed consolidated financial statements.

As of June 30, 2020 the Company did not have any leases that have not yet commenced but that create significant rights and obligations.

Supplemental information related to the Company’s operating leases is as follows (in thousands):

	Classification in Unaudited Condensed Consolidated Statements of Financial Condition	June 30, 2020	December 31, 2019
Assets
Operating lease right-of-use assets	Other assets	$160,333	$169,065
Liabilities
Operating lease liabilities	Accounts payable, accrued and other liabilities	$180,908	$187,398

	June 30, 2020	December 31, 2019
Weighted-average remaining lease term
Operating leases (years)	6.8	7.3
Weighted-average discount rate
Operating leases	4.9%	4.9%

The components of lease expense are as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification in Unaudited Condensed Consolidated Statements of Operations	2020	2019	2020	2019
Operating lease cost	Occupancy and equipment	$10,798	$11,903	$20,664	$24,137

Short-term lease expense is not material.

The following table shows the Company’s maturity analysis of its operating lease liabilities (in thousands):

June 30, 2020
2020 (excluding the six months ended June 30, 2020)	$16,544
2021	32,892
2022	29,819
2023	24,419
2024	19,884
Thereafter	124,863
Total	$248,421
Interest	(67,513)
Total	$180,908

The following table shows cash flow information related to lease liabilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash paid for obligations included in the measurement of lease liabilities	$10,936	$11,132	$20,024	$22,904

26.Current Expected Credit Losses (CECL)

The CECL reserve reflects management’s current estimate of potential credit losses related to the receivable balances included in the Company’s unaudited condensed consolidated statements of financial condition. See Note 3—“Summary of Significant Accounting Policies” for further discussion of the CECL reserve methodology.

As described in Note 1—“Organization and Basis of Presentation,” upon adoption of the new credit losses guidance on January 1, 2020, the Company recognized an initial CECL reserve of approximately $1.9 million, of which, $0.8 million was in Accrued commissions and other receivables, net and $1.1 million was in Loans, forgivable loans and other receivables from employees and partners, net, against its receivables portfolio with a corresponding charge to Retained deficit on the Company’s unaudited condensed consolidated statements of changes in equity.

As required, any subsequent changes to the CECL reserve are recognized in Net income (loss) available to common stockholders in the Company’s unaudited condensed consolidated statements of operations. During the three and six months ended June 30, 2020, the Company recorded approximately $0.6 million and $1.4 million increase in the CECL reserve against the receivables portfolio, respectively, bringing the Company’s total CECL reserve to approximately $3.3 million as of June 30, 2020. This total CECL reserve is comprised of $2.5 million for Loans, forgivable loans and other receivables from employees and partners, net and $0.8 million for Accrued commissions and other receivables, net. For the three and six months ended June 30, 2020, there was an increase of $0.8 million and $1.4 million, respectively, in the CECL reserve pertaining to Loans, forgivable loans and other receivables from employees and partners, net as a result of employee terminations, bringing CECL reserve recorded pertaining to Loans, forgivable loans and other receivables from employees and partners, net to $2.5 million for the six months ended June 30, 2020. For the three months ended June 30, 2020, there was a decrease of $0.2 million in the CECL reserve against Accrued commissions and other receivables, net, which reflected an increase in collections partially offset by the updated macroeconomic assumptions resulting from the COVID-19 pandemic, and the downward credit rating migration of certain receivables in the portfolio bringing the CECL reserve recorded pertaining to Accrued commissions and other receivables, net to $0.8 million for the six months ended June 30, 2020.

27.	Subsequent Events

Second Quarter 2020 Dividend

On July 29, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.01 per share for the second quarter of 2020, payable on September 2, 2020 to BGC Class A and Class B common stockholders of record as of August 19, 2020.

4.375% Senior Notes

On July 10, 2020, the Company issued $300.0 million aggregate principal amount of 4.375% Senior Notes. The notes are general senior unsecured obligations of the Company. The notes will pay interest semi-annually at a rate of 4.375% per annum, on each June 15 and December 15, beginning on December 15, 2020, and will mature on December 15, 2025. The initial carrying value of the 4.375% Senior Notes was $296.8 million, net of discount and debt issuance costs of $3.2 million. The issuance costs will be amortized as interest expense and the carrying value of the 4.375% Senior Notes will accrete up to the face amount over the term of the notes. The Company intends to use the net proceeds to repurchase, redeem and/or repay at maturity all $300.0 million outstanding aggregate principal amount of its 5.125% Senior Notes due 2021, including to pay any applicable redemption premium.

Repayment of the Revolving Credit Agreement

On July 14, 2020, the Company repaid in full the $225.0 million borrowings outstanding under the Revolving Credit Agreement.

Tender Offer for 5.125% Senior Notes

On August 5, 2020, the Company commenced a cash tender offer for any and all $300 million outstanding aggregate principal amount of its 5.125% Senior Notes. The tender offer will expire at 5:00 p.m., New York City time, on August 11, 2020, unless extended or earlier terminated by the Company. The Company has retained CF&Co as one of the dealer managers for the tender offer.

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

This discussion summarizes the significant factors affecting our results of operations and financial condition as of and during the three and six months ended June 30, 2020 and 2019. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW AND BUSINESS ENVIRONMENT

We are a leading global brokerage and financial technology company servicing the global financial markets.

Through brands including BGC®, GFI®, Sunrise™, Besso™, Ed Broking®, Poten & Partners™ and RP Martin™, among others, our businesses specialize in the brokerage of a broad range of products, including fixed income such as government bonds, corporate bonds, and other debt instruments, as well as related interest rate derivatives and credit derivatives. We also broker products across FX, equities, energy and commodities, shipping, insurance, and futures. Our businesses also provide a wide variety of services, including trade execution, brokerage services, clearing, trade compression, post-trade, information, and other back-office services to a broad assortment of financial and non-financial institutions. Our integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use Voice, Hybrid, or in many markets, Fully Electronic brokerage services in connection with transactions executed either OTC or through an exchange. Through our Fenics® group of electronic brands, we offer a number of market infrastructure and connectivity services, Fully Electronic marketplaces, and the Fully Electronic brokerage of certain products that also may trade via Voice and Hybrid execution. The full suite of Fenics® offerings include Fully Electronic brokerage, market data and related information services, compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions. Fenics® brands operate under the names Fenics®, BGC Trader™, CreditMatch®, Fenics MD™, BGC Market Data™, kACE2®, EMBonds®, Capitalab®, Swaptioniser®, CBID® and Lucera®.

We previously offered real estate services through our publicly traded subsidiary, Newmark (NASDAQ: NMRK). On November 30, 2018, we completed the Spin-Off of Newmark.

BGC, BGC Partners, BGC Trader, GFI, GFI Ginga, CreditMatch, Fenics, Fenics.com, Sunrise Brokers, Besso, Ed Broking, Poten & Partners, RP Martin, kACE2, EMBonds, Capitalab, Swaptioniser, CBID, and Lucera are trademarks/service marks, and/or registered trademarks/service marks of BGC Partners, Inc. and/or its affiliates.

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

As of June 30, 2020, we had over 2,800 brokers, salespeople, managers and other front-office personnel across our businesses.

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

Fully Electronic (Fenics) and Hybrid Execution

For the purposes of this document and subsequent SEC filings, all of our Fully Electronic businesses are referred to as Fenics. The Fenics business includes our group of electronic brands offering a number of Fully Electronic marketplaces, market infrastructure and connectivity services, and the Fully Electronic brokerage of certain products that also may trade via Voice and Hybrid execution. In addition, our Fenics offerings include market data and related information services, compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions.

Historically, our technology-based product growth has led to higher margins and greater profits over time for exchanges and wholesale financial intermediaries alike, even if overall Company revenues remain consistent. This is largely because automated and electronic trading efficiency allows the same number of employees to manage a greater volume of trades as the marginal cost of incremental trading activity falls. Over time, the conversion of exchange-traded and OTC markets to Fully Electronic trading has also led, on average, to an increase in volumes which offset commission declines, and thus often to similar or higher overall revenues. We have been a pioneer in creating and encouraging Hybrid and Fully Electronic execution, and we continually work with our customers to expand such trading across more asset classes and geographies.

Outside of U.S. Treasuries and spot FX, the banks and financial firms that dominate the OTC markets had, until recent years, generally been hesitant in adopting electronically traded products. However, the banks, broker-dealers, and other professional trading firms are now much more active in Hybrid and Fully Electronically traded markets across various OTC products, including credit derivative indices, FX derivatives, non-U.S. sovereign bonds, corporate bonds, and interest rate derivatives. These electronic markets have grown as a percentage of overall industry volumes for the past few years as firms like BGC have invested in the kinds of technology favored by our customers. Regulation in Asia, Europe and the U.S. regarding banking, capital markets, and OTC derivatives has accelerated the adoption of Fully Electronic execution, and we expect this to continue. We also believe that new clients, beyond our large bank customer base, will primarily transact electronically across our Fenics platforms.

The combination of more market acceptance of Hybrid and Fully Electronic execution and our competitive advantage in terms of technology and experience has contributed to our strong gains in electronically traded products. We continue to invest in Hybrid and Fully Electronic technology broadly across our product categories, not only expanding existing product pools but also launching new platforms with market leading protocols and functionality, which we believe will be game changing in the sector. Fenics has exhibited strong growth over the past several years, and we believe that this growth has outpaced the wholesale brokerage industry as a whole. We expect this trend to accelerate as we convert more of our Voice and Hybrid execution into Fully Electronic execution across our Fenics platforms.

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

We have continued to invest in our newer Fenics stand-alone Fully Electronic offerings, which currently include:

•

Fenics GO, our new electronic trading platform, which provides live, real-time and tradeable two-way electronic liquidity for exchange-listed futures and options, such as Eurex EURO STOXX 50 Index Options, NIKKEI 225, and related Delta One strategies. In January of this year, Fenics GO added Citadel Securities, who joined IMC, Maven Securities, and Optiver as electronic liquidity providers. During the second quarter of 2020, our Fenics GO fully electronic options trading platform doubled its volumes;

•

Fenics UST, which generated notional volume growth of more than 70% year-on-year in the second quarter of 2020. This compares with an increase of 10% for overall primary dealer U.S. Treasury volumes. Primary dealer volumes are based on data from the Securities Industry and Financial Markets Association. Fenics UST is now the second largest CLOB platform for U.S. Treasuries. CLOB market share is based on BGC’s estimates and data from Greenwich Associates for the U.S. Treasury volumes of Fenics UST, CME BrokerTec, Nasdaq Fixed Income, and Tradeweb’s Dealerweb platform. Including these CLOB platforms as well as the volumes of platforms using other fully electronic U.S. Treasury trading protocols, Fenics UST increased its market share from 2.8% to 4.9% year-on-year in June 2020, per Greenwich Associates. We are rolling out significant technological innovations to our system this quarter, which we expect to result in increased volumes and an expansion of our client base for Fenics UST;

•	Our expanded Fenics FX platforms, including MidFX, Spot, FX Options, and non-deliverable and FX forwards;
•	Lucera, which is our software-defined network, offering the trading community direct connectivity to each other;
•	Capitalab’s Nikkei 225 options compression service, which is in partnership with the Singapore Exchange; and

•

Algomi, acquired in March 2020, which provides technology aggregating buy-side clients’ access to venues, trading counterparties and exchanges. This subscription SaaS improves their workflow and liquidity through data aggregation, pre-trade information analysis, and execution facilitation. We are integrating this business with our existing Lucera SaaS connectivity subscription service in order to provide both data and execution capabilities directly between banks/dealers and their buy-side customers.

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

During the second quarter of 2020, we introduced Fenics Integrated, which seamlessly integrates hybrid liquidity with customer electronic orders either by GUI and/or API. Desks are categorized as “Fenics Integrated” if they utilize sufficient levels of technology such that significant amounts of their transactions can be or are executed without broker intervention and have expected pre-tax margins meaningfully higher than other broking desks. Fenics brokerage revenues include revenues from Fenics Integrated from the second quarter of 2020 onward. We believe that Fenics Integrated will enhance profit margins by further incentivizing our brokers and clients to automate execution and create superior real-time information and improve the robustness and value of Fenics Market Data, which will accelerate our growth rate.

Net revenues in our Fully Electronic businesses across brokerage, data, software, and post-trade increased 9.4% to $78.5 million and 3.7% to $154.0 million for the three and six months ended June 30, 2020, respectively, compared to the prior year periods. Within our Fenics business, total revenues from our high-margin data, software, and post-trade business were up 7.5% and 7.9% for the three and six months ended June 30, 2020, respectively, over the prior year periods, primarily driven by predictable and recurring revenue streams. Going forward, we expect Fenics to become an even more valuable part of BGC as it continues to grow. We continue to analyze how to optimally configure our Voice/Hybrid and Fully Electronic businesses.

Possible Corporation Conversion

The Company continues to explore a possible conversion into a simpler corporate structure. An important factor will be any significant change in taxation policy in any of the major jurisdictions in which the Company operates and its stakeholders reside, particularly the United States whose tax policies are likely to be affected by the outcome of the elections this November. This quarter, the Company will begin to work with regulators, lenders, and rating agencies regarding any possible conversion. BGC’s board committees will review potential transaction arrangements.

Cost Reduction Program

The Company is continuing to examine how best to operate our business with the goal of reducing expenses. During the first quarter of 2020, we implemented a cost reduction program to reduce our compensation-related cost base and streamline our operations, which resulted in $6.8 million and $29.5 million of U.S. GAAP compensation charges recorded in the three and six months ended June 30, 2020, respectively. This program is expected to reduce the Company’s compensation expenses by over $35.0 million in 2020. U.S. GAAP items recorded may include:

•	Certain severance charges incurred in connection with headcount reductions as part of a broad cost reduction program; and
•

Certain compensation and non-compensation-related charges incurred as part of a broad cost reduction program. Such U.S. GAAP items may include charges for exiting leases and/or other long-term contracts as part of cost-saving initiatives.

Financial Services Industry

The financial services industry has grown historically due to several factors. One factor was the increasing use of derivatives to manage risk or to take advantage of the anticipated direction of a market by allowing users to protect gains and/or guard against losses in the price of underlying assets without having to buy or sell the underlying assets. Derivatives are often used to mitigate the risks associated with interest rates, equity ownership, changes in the value of FX, credit defaults by corporate and sovereign debtors, and changes in the prices of commodity products. Over this same timeframe, demand from financial institutions, financial services intermediaries and large corporations have increased volumes in the wholesale derivatives market, thereby increasing the business opportunity for financial intermediaries.

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

From mid-2016 until the first quarter of 2020, the overall financial services industry benefited from sustained economic growth, a lower unemployment rate in most major economies, higher consumer spending, the modification or repeal of certain U.S. regulations, and higher investment income. In addition, the secular trend towards digitalization and electronification within the industry contributed to higher overall volumes and transaction count in Fully Electronic execution. From the second quarter of 2020 onward, concerns about the future trade relationship between the U.K. and the EU after Brexit, a slowdown in global growth driven by the outbreak of COVID-19, and an increase in trade protectionism are tempered by expectations of monetary and fiscal stimulus.

COVID-19

Impact of COVID-19 on Employees

As a global intermediary to financial markets, BGC has been considered an essential business in many of its various global locations where key employees are thus able to operate out of its primary offices around the world. The Company has nonetheless taken proactive measures intended to protect its employees and clients during this global pandemic. These policies and practices seek to protect the health, safety and welfare of the Company’s workforce while enabling employees to maintain a high level of performance. Certain of these items are summarized below:

•

The Company activated its Business Continuity Plan in the first quarter of 2020. While a majority of the front office personnel are working in a firm office currently, a majority of BGC staff members continue to work from home, or other remote locations and disaster recovery venues. In all cases, the Company has mandated appropriate social distancing measures.

•	The Company provides ongoing informational COVID-19 related messages and notices.
•	Where applicable, BGC is applying more frequent and vigorous cleaning and sanitation measures and providing personal protective equipment (PPE).
•	Internal and external meetings are generally conducted virtually or via phone calls.
•	Non-essential business travel, has been restricted since the beginning of March this year, particularly to areas most affected by the pandemic.
•	BGC has deferred and is continuing to defer corporate events and participation in industry conferences.
•	BGC is deploying clinical staff internally to support its employees and requiring self-quarantine.
•	The Company’s medical plans have waived applicable member cost sharing for all diagnostic testing related to COVID-19.
•	BGC continues to pay medical, dental, vision, and life insurance contributions for furloughed employees.
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

We continue to take significant steps to protect our employees. Even as re-opening continues for some workers and in some locations, changes in state work orders and virus spread may impact work arrangements of our employees, vendors and clients for the foreseeable future. While we have taken significant precautions to protect employees who work in our offices, no assurance can be given that measures will contain the spread of the virus.

Impact of COVID-19 on the Company’s Results

Revenues

Voice/Hybrid and/or Fully Electronic Brokerage

Our revenues were adversely impacted in the second quarter of 2020 by the continued dislocations faced by BGC and our clients due to COVID-19 and lower industry volumes in rates and foreign exchange, which reflected the massive quantitative easing undertaken by several major central banks and uniformly lower global interest rates.

In the second quarter of 2020, certain of the Company’s rates, FX, and credit businesses were adversely impacted by a global decline in activity across emerging market products, while historically low prices reduced demand for hedging and increased risk aversion across energy and commodities. In addition, global activity across rates and foreign exchange were broadly lower year-on-year during the quarter. BGC’s equities business is mainly focused on European equity derivatives, where it outperformed in its core markets and gained share, despite a decline in certain relevant industry-wide European volumes.

Certain key items are summarized below:

•	Revenues across rates, credit, FX, equities, energy, and commodities are generally correlated with corresponding industry volumes.
•	The elevated levels of government and corporate debt issuance currently underway are expected to benefit BGC’s rates and credit businesses in the long-term.
•	Conversely, additional quantitative easing measures taken by central banks around the world have lowered and may continue to lower market volumes.
•	Uniformly low or negative interest rates in many major economies have negatively impacted and may continue to negatively impact global rates and FX volumes.
•

An extended period of historically low oil prices and demand for commodities has led and may continue to lead to lower demand for hedging and increased risk aversion, which has lowered and may continue to lower market volumes across energy and commodities.

Although we have been challenged by the pandemic, we believe that the massive issuance of global debt in the world will eventually be a tailwind driving our voice business for the long term.

Overall Fenics

•	BGC’s stand-alone Fenics technology platforms maintained their strong momentum in the second quarter of 2020.
•	Fenics has benefited and is expected to continue to benefit from secular trend towards electronic execution and opportunities created by algorithmic trading and automation.
•

BGC’s clients have indicated that the dislocations caused by COVID-19 has resulted in an even greater demand for the Company’s electronic execution. The driver of this demand is the best-in-class market liquidity that only integrated global firms like BGC can provide.

•	This benefit may be tempered by temporary shifts by traders toward Voice execution in certain markets during periods of extreme market turbulence.
•

The pace of adoption of certain financial technology offerings may slow in the short-term due to physical dislocations experienced by BGC’s employees and clients. The Company’s medium-to longer-term overall strategy with respect to Fenics is not expected to be impacted.

•	BGC’s data, software, connectivity, and post-trade business includes a large percentage of predictable and recurring revenues.

Insurance Brokerage

•	The insurance brokerage industry typically generates significant amounts of predictable revenues at specific times of the year as different categories of clients sign or renew policies.
•	Although certain clients may be facing financial hardship or dislocation due to the pandemic, the insurance brokerage industry has generally performed well during past economic downturns.
•	BGC expects certain insurance market participants to have an even greater demand for the types of policies it brokers.
•

BGC’s insurance brokerage business generated organic growth in the second quarter of 2020 as previously hired brokers and salespeople ramped up production and the business benefited from favorable pricing trends for insurance renewals.

Expenses

BGC’s compensation expenses declined in the second quarter of 2020 primarily due to the impact of lower revenues on variable compensation. BGC’s non-compensation expenses declined largely due to lower selling and promotion expenses and commissions and floor brokerage, which tend to move in line with commission revenues. Selling and promotion expenses were much lower due to a significant decrease in travel and entertainment expenses as a result of the pandemic.

BGC has recorded or may potentially record amounts for certain expenses that are higher than they otherwise would have been due to the overall impact of the pandemic. Some of these items include:

•	Non-cash asset impairment charges with respect to goodwill or other intangible assets;
•	Non-cash mark-to-market adjustments for non-marketable investments;
•	Certain severance charges incurred in connection with headcount reductions as part of a broad cost reduction program;
•

Certain compensation and non-compensation-related charges incurred as part of a broad cost reduction program. Such U.S. GAAP items may include charges for exiting leases and/or other long-term contracts as part of cost-saving initiatives;

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

Capital and Liquidity

With the outbreak of COVID-19, we reduced our dividend and focused on strengthening our balance sheet. Effective with the first quarter dividend, the Board took the step of reducing the quarterly dividend out of an abundance of caution in order to strengthen the Company’s balance sheet as the global capital markets face difficult and unprecedented macroeconomic conditions. On July 29, 2020, our Board declared a 1 cent dividend for the second quarter. Additionally, BGC Holdings reduced its distributions to or on behalf of its partners. The distributions to or on behalf of partners will at least cover their related tax payments. Whether any given post-tax amount is equivalent to the amount received by a stockholder also on an after-tax basis depends upon stockholders’ and partners’ domiciles and tax status. BGC believes that these steps will allow the Company to prioritize its financial strength. Early next year we expect to announce our capital return policy, focused on increasing our dividend and detailing our share repurchase plan. Previously we were deeply dividend-centric, going forward we plan to consider both share buybacks and dividends.

The balance sheet as of June 30, 2020 reflects the paydown of $75.0 million of the revolving credit facility, ordinary movements in working capital, cash paid with respect to annual employee bonuses, taxes, and our continued investment in stand-alone Fenics products and our insurance brokerage businesses.  In addition, on July 10, 2020, we issued an aggregate of $300.0 million principal amount of 4.375% Senior Notes, and intend to use the net proceeds from the 4.375% Senior Notes is to redeem and/or repay at maturity the 5.125% Senior Notes due 2021. We continue to manage our business with a focus on its investment grade ratings.

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

The U.K. and EU are currently negotiating a trade deal which, if concluded, should determine the new bilateral trade relationship going forward. In case no new trade deal (or one incorporating financial services) is in place by the end of the transition period, absent mitigating legislative measures, this could hinder current levels of mutual market access. While other trade deals are being considered, for example between the U.K. and the U.S., these may also prove challenging to negotiate and may not replace or compensate for a reduction, if any, in U.K. and EU trade at least in the short term. Further, the terms of a U.K. and EU trade deal may adversely impact the negotiation and terms of such other deals and vice versa.

Given the current uncertainty around the future trade relationship, the consequences for the economies of the U.K. and the EU member states as a result of the U.K.’s withdrawal from the EU are unknown and unpredictable. Given the lack of comparable precedent, it is unclear what the broader macro-economic and financial implications the U.K. leaving the EU with no agreements in place would have.

This uncertainty could adversely impact investor confidence which could result in additional market volatility. Historically, elevated volatility has often led to increased volumes in the financial services markets in which we broker, which could be beneficial for our businesses. At other times, increased volatility has led to many market participants curtailing trading activity. Furthermore, any future trade deal might lead to a fragmented regulatory environment, which could disrupt our operations, increase the costs of our operations, and result in a loss of existing levels of cross-border market access. We have implemented plans to ensure continuity of service in Europe and continue to have regulated entities and offices in place in many of the major European markets. As part of our Brexit strategy, ownership of BGC Madrid, Copenhagen and Frankfurt & GFI Paris, Madrid and Dublin branches were transferred to Aurel BGC SAS in July 2020. Regardless of these and other mitigating measures, our European headquarters and largest operations are in London, and these and other risks and uncertainties could have a material adverse effect on our customers, counterparties, businesses, prospects, financial condition and results of operations.

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

On June 25, 2020, the CFTC approved a final rule prohibiting post-trade name give-up for swaps executed, prearranged or prenegotiated anonymously on or pursuant to the rules of a SEF and intended to be cleared. The rule provides exemptions for package transactions that include a component transaction that is not a swap that is intended to be cleared. The rule will go into effect on November 1, 2020 for swaps subject to the trade execution requirement under the Commodity Exchange Act Section 2(h)(8) and July 5, 2021 for swaps not subject to the trade execution requirement, but intended to be cleared.

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

Growth Drivers

As a wholesale intermediary in the financial services industry, our businesses are driven primarily by secondary trading volumes in the markets in which we broker, the size and productivity of our front-office headcount  including brokers, salespeople, managers and other front-office personnel, regulatory issues, and the percentage of our revenues we are able to generate by Fully Electronic means. BGC’s revenues tend to have low correlation in the short and medium-term with global bank and broker-dealer sales and trading revenues, which reflect bid-ask spreads and mark-to-market movements, as well as industry volumes in both the primary and secondary markets.

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

Rates volumes in particular are influenced by market volumes and, in certain instances, volatility. Historically low and negative interest rates across the globe have significantly reduced the overall trading appetite for rates products. As a result of central bank policies and actions, as well as continued expectations of low inflation rates, many sovereign bonds continue to trade at or close to negative yields, especially in real terms. In addition, also weighing on yields and rates volumes are global central bank quantitative easing programs. The programs depress rates volumes because they entail central banks buying government securities or other securities in the open market — particularly longer-dated instruments — in an effort to promote increased lending and liquidity and bring down long-term interest rates. When central banks hold these instruments, they tend not to trade or hedge, thus lowering rates volumes across cash and derivatives markets industry-wide. Following the market dislocation and ongoing pandemic, major central banks such as the U.S. Federal Reserve, ECB, Bank of Japan, Bank of England, and Swiss National Bank have or are expected to restart quantitative easing programs, and continue to maintain historically low interest rates, keep key short-term interest rates low, or a combination of both. The overall dollar value of balance sheets of the G-4 (the U.S., Eurozone, Japan, and U.K.) is expected to go up and remain high as a percentage of G-4 GDP over the medium-to-long-term. Largely as a result of quantitative easing and expectations of continued low inflation, the yield on Germany's 10-year bond was (0.456%) and the yield on Japan's 10-year bond was 0.020% as of the end of the second quarter of 2020.

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

During the three months ended June 30, 2020, industry volumes were higher year-over-year across credit and commodities, generally lower across rates and FX, and mixed across equities. BGC’s brokerage revenues, excluding insurance, were down by 8% year-on-year in the quarter. Below is an expanded discussion of the volume and growth drivers of our various brokerage product categories.

Rates Volumes and Volatility

Our rates business is influenced by a number of factors, including global sovereign issuances, secondary trading and the hedging of these sovereign debt instruments. The amount of global sovereign debt outstanding remains high by historical standards, and the level of secondary trading and related hedging activity was lower during the second quarter of 2020. In addition, according to Bloomberg and the Federal Reserve Bank of New York, the average daily volume of various U.S. Treasuries, excluding Treasury bills, among primary dealers was 4% lower in the second quarter of 2020 as compared to a year earlier. Additionally, interest rate derivative volumes were down 17% and 41% at ICE and the CME, respectively, all according to company press releases. In comparison, our overall rates revenues were down 13.0% as compared to a year earlier to $133.0 million.

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

FX Volumes and Volatility

Global FX volumes were generally lower during the second quarter of 2020. Volumes for CME FX futures and options and Refinitiv (formerly the Financial & Risk business of Thomson Reuters), and EBS spot FX were down 17%, 5%, and 20%, respectively, during the quarter. In comparison, our overall FX revenues decreased by 27.0% to $74.4 million.

Insurance

Our overall insurance brokerage business now includes Ed Broking, as well as our newly established aviation and space insurance brokerage business, whose producers are not yet generating meaningful revenue. Therefore, these newer insurance businesses are not yet up to scale. The pre-tax loss relating to our insurance brokerage business was $7.3 million and $15.8 million for the three and six months ended June 30, 2020 and 2019, respectively. We expect reduced insurance near-term earnings because of the scale of recent new hires. Over time, we expect our expenses to decline as a percentage of revenues as the insurance brokerage business improves its top line and we maintain our expense discipline. We expect our insurance brokerage to operate profitably in 2021.

We believe that our insurance brokerage platform is worth materially more than our investment in it. Our goal is to maximize value for our investors, and we are exploring ways to do so with respect to this business.

Equities

Global equity volumes were mixed to up during the second quarter of 2020. Research from Raymond James indicated that the average daily volumes of U.S. cash equities and U.S. options were up 79% and 47%, respectively, as compared to a year earlier, while average daily volume of European cash equities shares were down 2% (in notional value). Over the same timeframe, Eurex average daily volumes of equity derivatives were down 16% while Euronext equity derivative index volumes declined by 19%. BGC’s equities business is mainly focused on European equity derivatives, where it outperformed in its core markets and gained share, despite a decline in certain relevant industry-wide European volumes. Our overall revenues from equities decreased by 5.1% to $61.8 million.

Credit Volumes

The cash portion of our credit business is impacted by the level of global corporate bond issuance, while both the cash and credit derivatives sides of this business are impacted by sovereign and corporate issuance. The global credit derivative market turnover has declined over the last few years due to the introduction of rules and regulations around the clearing of credit derivatives in the U.S. and elsewhere, along with non-uniform regulation across different geographies. In addition, many of our large bank customers continue to reduce their inventory of bonds and other credit products in order to comply with Basel III and other international financial regulations. During the second quarter of 2020, primary dealer average daily volume for corporate bonds (excluding commercial paper) was up by 63% according to Bloomberg and the Federal Reserve Bank of New York. Total notional traded credit derivatives as reported by the International Swaps and Derivatives Association — a reflection of the OTC derivatives market — were up by 8%, from a year earlier. In comparison, our overall credit revenues were increased by 22.5% to $95.8 million.

Energy and Commodities

Energy and commodities volumes were generally higher during the second quarter of 2020 compared with the year earlier. According to the Futures Industry Association, the total contracts traded in energy and commodities futures and options were up 27% and down 1%, respectively, year-on-year in the quarter. Historically low oil prices reduced demand for hedging and increased risk aversion across energy and commodities. In comparison, BGC’s energy and commodities revenues decreased by 3.5% to $71.3 million.

Summary of Results of Operations

During the three and six months ended June 30, 2020, our revenues decreased $32.1 million, or 5.8%, to $519.1 million and increased $26.3 million, or 2.4%, to $1,122.3 million, respectively, compared to the same periods in 2019. These results were largely due to our brokerage revenues, which were down by $31.3 million, or 6.1%, to $482.1 million and up $23.4 million, or 2.3%, to $1,051.3 million, respectively, for the three and six months ended June 30, 2020 compared to the same periods in 2019. In addition, our revenues decreased $84.1 million, or 13.9%, during the three months ended June 30, 2020 as compared to the three months ended March 31, 2020, driven by a decrease in brokerage revenues of $87.1 million, or 15.3%, during the three months ended June 30, 2020 as compared to the three months ended March 31, 2020. Our results for the three months ended June 30, 2020 were adversely impacted by the continued dislocations faced by us and our clients due to COVID-19 and lower industry volumes in rates and foreign exchange, which reflected massive quantitative easing undertaken by several major central banks and uniformly lower global interest rates, and the impact of the relative strengthening of the U.S. dollar. Further, our data, software, and post-trade revenues increased by 7.5% to $20.1 million and 7.9% to $39.5 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019, which was driven by predictable and recurring revenue streams.

For the three months ended June 30, 2020, income from operations before income taxes increased by $11.4 million, or 31.1%, to $48.2 million compared to the same period in 2019, primarily due to a decrease of $40.6 million, or 7.9%, in our expenses more than offsetting the decline in revenues. This was led by a $15.9 million decrease in Equity-based compensation and allocations of net income to limited partnership units and FPUs, a decrease of $6.6 million in Compensation and employee benefits primarily driven by the impact of lower commission revenues on variable compensation, and a decrease of $14.9 million in Selling and promotion expenses driven by significantly lower travel and entertainment expenses as a result of the pandemic, as compared to the same period in the prior year.

For the six months ended June 30, 2020, income from operations before income taxes decreased by $75.9 million, or 49.3%, to $77.9 million compared to the same period in 2019, primarily due to a $44.1 million decrease in Other income (losses), net driven by a $18.4 million gain on the divestiture of CSC Commodities and gains of $20.4 million related to fair value adjustments on investments during the 2019 period, and a $50.1 million increase in Compensation and employee benefits, primarily driven by $29.5 million of charges taken in the 2020 period associated with our cost reduction program as well as the impact of higher commission revenues on variable compensation compared to the same period in the prior year. These reductions to income from operations before income taxes for the six months ended June 30, 2020, compared to the prior year period, were partially offset by a decrease of $14.6 million in Selling and promotion expenses primarily due to the impact of the pandemic.

For the three months ended June 30, 2020, income from operations before income taxes increased by $18.5 million, or 62.1%, to $48.2 million compared to the three months ended March 31, 2020, primarily due to a decrease of $95.3 million, or 16.8%, in our expenses more than offsetting the decline in revenues. This was principally a result of a $61.3 million decrease in Compensation and employee benefits, primarily driven by the impact of lower commission revenues on variable compensation, which reflected lower industry volumes and the continued dislocations faced by us and our clients due to COVID-19, as well as our initiative in reducing the Company’s cost base to improve margins which was in effect prior to the pandemic, and a $14.4 million decrease in Equity-based compensation and allocations of net income to limited partnership units and FPUs due to lower grants of exchangeability and issuance of Class A common stock. In addition, Selling and promotion expenses decreased $12.1 million for the three months ended June 30, 2020 compared to the three months ended March 31, 2020, due to significantly lower travel and entertainment expenses as a result of the pandemic.

REGULATORY ENVIRONMENT

See “Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for additional information related to our regulatory environment.

LIQUIDITY

See “Liquidity and Capital Resources” herein for information related to our liquidity and capital resources.

HIRING AND ACQUISITIONS

Key drivers of our revenue are front-office producer headcount and average revenue per producer. We believe that our strong technology platform and unique compensation structure have enabled us to use both acquisitions and recruiting to profitably increase our front-office staff at a faster rate than our largest competitors since our formation in 2004.

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

Our average revenue per front-office employee has historically declined year-over-year for the period immediately following significant headcount increases, and the additional brokers and salespeople generally achieve significantly higher productivity levels in their second or third year with the Company. Excluding our insurance brokerage business, as of June 30, 2020, our front-office headcount was 2,388 brokers, salespeople, managers and other front-office personnel, down 6% from 2,548 a year ago. Compared to the prior year period, average revenue per front-office employee for the three and six months ended June 30, 2020, decreased by 3% to approximately $187 thousand and increased 4% to approximately $402 thousand, respectively. On a stand-alone basis, our total insurance brokerage headcount increased by 15% to 435 from 379 a year ago.

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

FINANCIAL HIGHLIGHTS

For the three months ended June 30, 2020, we had income (loss) from operations before income taxes of $48.2 million compared to $36.8 million in the year earlier period. This increase was largely a result of a decrease in both compensation and non-compensation expenses in the three months ended June 30, 2020. Total revenues for the three months ended June 30, 2020 decreased $32.1 million, or 5.8%, to $519.1 million. While we benefited from strong organic growth in our credit and insurance businesses, this was partially offset by the dislocation faced by BGC’s employees and clients due to COVID-19. But for these disruptions, we believe that our revenues would have been higher.

Brokerage revenues for the three months ended June 30, 2020 decreased by $31.3 million, or 6.1% from the same period in 2019. We generated 22.5% growth in our credit business while we increased our insurance brokerage revenues by 10.5%. The Company’s credit business produced strong organic revenue growth due to improved industry volumes. BGC’s insurance brokerage business also generated organic growth as previously hired brokers and salespeople ramped up production and as it benefited from favorable pricing trends for insurance renewals. Certain of the Company’s rates, FX, and credit businesses were adversely impacted by a global decline in activity across emerging market products, while historically low prices reduced demand for hedging and increased risk aversion across energy and commodities. In addition, global activity across rates and FX were broadly lower year-on-year during the quarter. BGC’s equities business is mainly focused on European equity derivatives, where it outperformed in its core markets and gained share, despite a decline in certain relevant industry-wide European volumes. Net revenues in our Fully Electronic businesses across brokerage, data, software, and post-trade increased 9.4% to $78.5 million for the three months ended June 30, 2020, compared to the prior year period. Within our Fenics business, total revenues from our high-margin data, software, and post-trade business were up 7.5% over the prior year period. During the second quarter of 2020, we introduced Fenics Integrated, which seamlessly integrates hybrid liquidity with customer electronic orders. We believe that Fenics Integrated will enhance profit margins by further incentivizing the Company’s brokers and clients to automate execution. We believe that Fenics Integrated will create superior real-time information, improving the robustness and value of Fenics Market Data, which will accelerate our growth. As more business lines are added to Fenics Integrated, and as our stand-alone Fully Electronic platforms such as Fenics UST, Fenics GO, Lucera, and Fenics FX gain further traction, the Company expects its revenues and profits to grow.

Total expenses decreased $40.6 million to $473.1 million, primarily due to a $22.6 million decrease in compensation expenses as the Company focused on reducing its cost base to improve margins, as well as due to lower commissionable revenues. The $18.0 million decrease in non-compensation expenses was primarily driven by lower selling and promotion expenses as a result of the disruption caused by COVID-19, as well as a decrease in commissions and floor brokerage expenses, which tend to move in line with commissionable revenues. This was partially offset by an increase in interest expense related to the 3.750% Senior Notes, which were issued in September 2019.

On July 29, 2020, our Board declared a 1 cent dividend for the second quarter. Effective with the first quarter dividend, the Board took the step of reducing the quarterly dividend out of an abundance of caution in order to strengthen the Company’s balance sheet as the global capital markets face difficult and unprecedented macroeconomic conditions. Additionally, BGC Holdings reduced its distributions to or on behalf of its partners. The distributions to or on behalf of partners will at least cover their related tax payments. Whether any given post-tax amount is equivalent to the amount received by a stockholder also on an after-tax basis depends upon stockholders’ and partners’ domiciles and tax status. BGC believes that these steps will allow the Company to prioritize its financial strength. Early next year we expect to announce our capital return policy, focused on increasing our dividend and detailing our share repurchase plan. Previously we were deeply dividend-centric, going forward we plan to consider both share buybacks and dividends.

RESULTS OF OPERATIONS

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$382,640	73.7%	$422,974	76.7%	$838,495	74.7%	$853,156	77.9%
Principal transactions	99,453	19.2	90,432	16.4	212,764	19.0	174,662	15.9
Total brokerage revenues	482,093	92.9	513,406	93.1	1,051,259	93.7	1,027,818	93.8
Fees from related parties	6,562	1.3	7,221	1.3	12,083	1.1	13,016	1.2
Data, software and post-trade	20,139	3.9	18,741	3.4	39,537	3.5	36,651	3.3
Interest and dividend income	6,536	1.3	7,813	1.4	10,697	1.0	11,478	1.0
Other revenues	3,758	0.6	4,006	0.8	8,679	0.7	6,975	0.7
Total revenues	519,088	100.0	551,187	100.0	1,122,255	100.0	1,095,938	100.0
Expenses:
Compensation and employee benefits	283,437	54.6	290,071	52.7	628,186	56.0	578,071	52.7
Equity-based compensation and allocations of net income to limited partnership units and FPUs (1)	27,819	5.4	43,752	7.9	70,023	6.2	55,893	5.1
Total compensation and employee benefits	311,256	60.0	333,823	60.6	698,209	62.2	633,964	57.8
Occupancy and equipment	47,247	9.1	45,109	8.2	98,321	8.8	91,111	8.3
Fees to related parties	5,194	1.0	6,457	1.2	10,629	1.0	9,384	0.9
Professional and consulting fees	19,805	3.8	23,347	4.2	39,761	3.6	43,352	4.0
Communications	30,524	5.8	29,974	5.4	61,045	5.4	60,385	5.5
Selling and promotion	6,634	1.3	21,491	3.9	25,333	2.3	39,893	3.6
Commissions and floor brokerage	13,520	2.6	16,791	3.0	32,797	2.9	31,409	2.9
Interest expense	17,457	3.4	14,985	2.7	34,791	3.1	28,183	2.6
Other expenses	21,499	4.1	21,765	4.0	40,687	3.6	45,780	4.1
Total expenses	473,136	91.1	513,742	93.2	1,041,573	92.9	983,461	89.7
Other income (losses), net:
Gains (losses) on divestitures and sale of investments	—	—	(1,619)	(0.3)	—	—	18,435	1.7
Gains (losses) on equity method investments	1,119	0.2	738	0.1	2,142	0.2	1,521	0.1
Other income (loss)	1,129	0.2	194	0.1	(4,886)	(0.4)	21,396	2.0
Total other income (losses), net	2,248	0.4	(687)	(0.1)	(2,744)	(0.2)	41,352	3.8
Income (loss) from operations before income taxes	48,200	9.3	36,758	6.7	77,938	6.9	153,829	14.1
Provision (benefit) for income taxes	8,641	1.7	14,993	2.7	17,347	1.5	44,890	4.1
Consolidated net income (loss)	39,559	7.6	21,765	4.0	60,591	5.4	108,939	10.0
Less: Net income (loss) operations attributable to noncontrolling interest in subsidiaries	11,460	2.2	8,154	1.5	18,178	1.6	33,460	3.1
Net income (loss) available to common stockholders	$28,099	5.4%	$13,611	2.5%	$42,413	3.8%	$75,479	6.9%

(1)	The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and grants of exchangeability	$2,362	0.5%	$25,587	4.6%	$25,396	2.3%	$29,123	2.7%
Allocations of net income	2,660	0.5	4,780	0.9	3,939	0.3	9,326	0.9
LPU amortization	19,524	3.8	10,689	1.9	35,833	3.2	13,734	1.2
RSU amortization	3,273	0.6	2,696	0.5	4,855	0.4	3,710	0.3
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$27,819	5.4%	$43,752	7.9%	$70,023	6.2%	$55,893	5.1%

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Revenues

Brokerage Revenues

Total brokerage revenues decreased by $31.3 million, or 6.1%, to $482.1 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Commission revenues decreased by $40.3 million, or 9.5%, to $382.6 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Principal transactions revenues increased by $9.0 million, or 10.0%, to $99.5 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

The decrease in total brokerage revenues was primarily driven by decreases in revenues from foreign exchange, rates, equities, and energy and commodities, partially offset by an increase in revenues from credit and insurance.

Our FX revenues decreased by $27.5 million, or 27.0%, to $74.4 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. This decrease was primarily driven by lower industry volumes due to quantitative easing undertaken by several major central banks and uniformly lower global interest rates.

Our brokerage revenues from rates decreased by $19.9 million, or 13.0%, to $133.0 million for the three months ended June 30, 2020. The decrease in rates revenues was primarily driven by lower industry volumes due to quantitative easing undertaken by several major central banks and uniformly lower global interest rates during the quarter.

Our brokerage revenues from equities decreased by $3.3 million, or 5.1%, to $61.8 million for the three months ended June 30, 2020. This decrease was mainly driven by lower trading volumes.

Our brokerage revenues from energy and commodities decreased by $2.6 million, or 3.5%, to $71.3 million for the three months ended June 30, 2020. This decrease was primarily driven by historically low prices which reduced demand for hedging and increased risk aversion across energy and commodities.

Our credit revenues increased by $17.6 million, or 22.5%, to $95.8 million for the three months ended June 30, 2020. This increase was mainly due to organic growth and improved industry volumes.

Our brokerage revenues from insurance increased by $4.4 million, or 10.5% to $45.8 million for the three months ended June 30, 2020. This increase was primarily due to organic growth, as previously hired brokers and salespeople ramped up production and benefited from favorable pricing trends for insurance renewals.

Fees from Related Parties

Fees from related parties decreased by $0.7 million, or 9.1% to $6.6 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

Data, Software and Post-Trade

Data, software and post-trade revenues increased by $1.4 million, or 7.5%, to $20.1 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. This increase was primarily driven by the acquisition of Algomi and new business contracts for three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

Interest and Dividend Income

Interest and dividend income decreased by $1.3 million, or 16.3%, to $6.5 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. This decrease was primarily due to lower interest earned on deposits.

Other Revenues

Other revenues decreased by $0.2 million, or 6.2% to $3.8 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. This was primarily driven by a decrease in consulting income for Poten & Partners.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense decreased by $6.6 million, or 2.3%, to $283.4 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The main driver of this decrease was the impact of lower brokerage revenues on variable compensation as well as savings resulting from a cost reduction program that commenced in the first quarter of 2020.

Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units and FPUs

Equity-based compensation and allocations of net income to limited partnership units and FPUs decreased by $15.9 million, or 36.4%, to $27.8 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. This was primarily driven by a decrease in grants of exchangeability and issuance of Class A common stock.

Occupancy and Equipment

Occupancy and equipment expense increased by $2.1 million, or 4.7%, to $47.2 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. This increase was primarily driven by an increase in amortization expense on developed software and an increase in software licenses and maintenance costs, partially offset by lower rent expense.

Fees to Related Parties

Fees to related parties decreased by $1.3 million, or 19.6%, to $5.2 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Fees to related parties are allocations paid to Cantor for administrative and support services (such as accounting, occupancy, and legal).

Professional and Consulting Fees

Professional and consulting fees decreased by $3.5 million, or 15.2%, to $19.8 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The decrease was primarily driven by a decrease in consulting and legal fees in the three months ended June 30, 2020.

Communications

Communications expense increased by $0.6 million, or 1.8%, to $30.5 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. As a percentage of total revenues, communications expense slightly increased from the prior year period.

Selling and Promotion

Selling and promotion expense decreased by $14.9 million, or 69.1%, to $6.6 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. This decrease was a result of a reduction in travel and entertainment expenses due to the pandemic.

Commissions and Floor Brokerage

Commissions and floor brokerage expense decreased by $3.3 million, or 19.5%, to $13.5 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. This line item tends to move in line with brokerage revenues as lower volumes result in decreased commissions and floor brokerage costs.

Interest Expense

Interest expense increased by $2.5 million, or 16.5%, to $17.5 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. This increase was primarily driven by interest expense related to the 3.750% Senior Notes issued in September 2019.

Other Expenses

Other expenses decreased by $0.3 million, or 1.2% to $21.5 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, which was primarily due to a decrease in settlements.

Other Income (Losses), net

Gains (Losses) on Divestitures and Sale of Investments

We had no gains or losses from divestitures or sale of investments during the three months ended June 30, 2020, compared to a loss of $1.6 million from the sale of investments during the three months ended June 30, 2019.

Gains (Losses) on Equity Method Investments

Gains (losses) on equity method investments increased by $0.4 million, to a gain of $1.1 million, for the three months ended June 30, 2020 as compared to a gain of $0.7 million for the three months ended June 30, 2019. Gains (losses) on equity method investments represent our pro-rata share of the net gains or losses on investments over which we have significant influence, but which we do not control.

Other Income (Loss)

Other income (loss) increased by $0.9 million, to $1.1 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. This was primarily driven by an increase in other recoveries and partially offset by a decrease related to the mark-to-market on marketable securities.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes decreased by $6.4 million, or 42.4%, to $8.6 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. This decrease was primarily driven by the change in the geographical and business mix of earnings, which can have an impact on our consolidated effective tax rate from period-to-period.

Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries

Net income (loss) attributable to noncontrolling interest in subsidiaries increased by $3.3 million, or 40.5%, to $11.5 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Revenues

Brokerage Revenues

Total brokerage revenues increased by $23.4 million, or 2.3%, to $1,051.3 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Commission revenues decreased by $14.7 million, or 1.7%, to $838.5 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Principal transactions revenues increased by $38.1 million, or 21.8%, to $212.8 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

The increase in total brokerage revenues was primarily driven by increases in credit, insurance, energy and commodities and equities, partially offset by a decrease in revenues from foreign exchange and rates.

Our credit revenues increased by $29.1 million, or 17.7%, to $193.0 million for the six months ended June 30, 2020. This increase was mainly due to organic growth and higher global volumes.

Our brokerage revenues from insurance increased by $17.8 million, or 24.4% to $90.6 million for the six months ended June 30, 2020. This increase was primarily due to organic growth, as the insurance brokerage business benefitted as previously hired brokers and salespeople ramped up production and benefited from favorable pricing trends for insurance renewals.

Our brokerage revenues from energy and commodities increased by $10.8 million, or 7.5%, to $155.1 million for the six months ended June 30, 2020. This increase was primarily driven by organic growth.

Our brokerage revenues from equities increased by $8.7 million, or 6.5%, to $143.6 million for the six months ended June 30, 2020. The increase was mainly driven by organic growth. BGC’s equities business is mainly focused on European equity derivatives, where it outperformed in its core markets and gained share, despite a decline in certain relevant industry-wide European volumes.

Our FX revenues decreased by $34.7 million, or 17.1%, to $168.8 million for the six months ended June 30, 2020. This decrease was primarily driven by lower industry volumes due to quantitative easing undertaken by several major central banks and uniformly lower global interest rates.

Our rates revenues decreased by $8.3 million, or 2.7%, to $300.3 million for the six months ended June 30, 2020. The decrease in rates revenues was primarily driven by lower industry volumes due to quantitative easing undertaken by several major central banks and uniformly lower global interest rates.

Fees from Related Parties

Fees from related parties decreased by $0.9 million, or 7.2% to $12.1 million for the six months ended June 30, 2020 as compared to the prior year.

Data, Software and Post-Trade

Data, software and post-trade revenues increased by $2.9 million, or 7.9%, to $39.5 million for the six months ended June 30, 2020 as compared to the same period in prior year. This increase was primarily driven by the acquisition of Algomi and new business contracts.

Interest and Dividend Income

Interest and dividend income decreased by $0.8 million, or 6.8%, to $10.7 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. This decrease was primarily due to lower interest earned on deposits.

Other Revenues

Other revenues increased by $1.7 million, or 24.4% to $8.7 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. This was primarily driven by an increase in consulting income for Poten & Partners.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $50.1 million, or 8.7%, to $628.2 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The main drivers of this increase were the impact of higher brokerage revenues on variable compensation, cost associated with the implementation of a cost reduction program designed to reduce future expenses and streamline operations, as well as the impact of acquisitions and hires.

Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units and FPUs

Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $14.1 million, or 25.3%, to $70.0 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. This was primarily driven by an increase in charges related to equity-based compensation due to higher grants of Class A common stock, and increased equity award amortization.

Occupancy and Equipment

Occupancy and equipment expense increased by $7.2 million, or 7.9%, to $98.3 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. This increase was primarily driven by higher fixed asset impairments, software license costs and amortization expense on developed software. This was partially offset by a decrease in rent expense related to the build-out phase of BGC’s new U.K. based headquarters.

Fees to Related Parties

Fees to related parties increased by $1.2 million, or 13.3%, to $10.6 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees decreased by $3.6 million, or 8.3%, to $39.8 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. This decrease was primarily driven by a decrease in legal and consulting fees.

Communications

Communications expense increased by $0.7 million, or 1.1%, to $61.0 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. As a percentage of total revenues, communications expense remained relatively unchanged from the prior year period.

Selling and Promotion

Selling and promotion expense decreased by $14.6 million, or 36.5%, to $25.3 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The decrease was primarily due to reduction in travel and entertainment expenses due to pandemic.

Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $1.4 million, or 4.4%, to $32.8 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Commissions and floor brokerage expense tends to move in line with brokerage revenues.

Interest Expense

Interest expense increased by $6.6 million, or 23.4%, to $34.8 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. This increase was primarily driven by interest expense related to the 3.750% Senior Notes issued in September 2019.

Other Expenses

Other expenses decreased by $5.1 million, or 11.1%, to $40.7 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, which was primarily related to a decrease in settlements, and partially offset by an increase in other provisions.

Other Income (Losses), net

Gains (Losses) on Divestitures and Sale of Investments

For the six months ended June 30, 2020, we had no gains or losses from divestitures or the sale of investments. We had a gain of $18.4 million for the six months ended June 30, 2019, as a result of the sale of CSC Commodities.

Gains (Losses) on Equity Method Investments

Gains (losses) on equity method investments increased by $0.6 million, to a gain of $2.1 million, for the six months ended June 30, 2020 as compared to a gain of $1.5 million for the six months ended June 30, 2019. Gains (losses) on equity method investments represent our pro rata share of the net gains or losses on investments over which we have significant influence but which we do not control.

Other Income (Loss)

Other income (loss) decreased by $26.3 million, or 122.8%, to a loss of $4.9 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. This was primarily driven by a decrease related to fair value adjustments on investments carried under the measurement alternative. There was also a decrease related to the mark-to-market and/or hedging on the Nasdaq shares and a decrease in other recoveries. This was partially offset by an increase in acquisition-related fair value adjustments of contingent consideration.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes decreased by $27.5 million, or 61.4%, to $17.3 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. This decrease was primarily driven by lower pre-tax earnings as well as a change in the geographical and business mix of earnings. In general, our consolidated effective tax rate can vary from period-to-period depending on, among other factors, the geographic and business mix of our earnings.

Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries

Net income (loss) attributable to noncontrolling interest in subsidiaries decreased by $15.3 million, or 45.7%, to $18.2 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, which was primarily driven by a decrease in earnings.

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

	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018[1]	September 30, 2018[1]
Revenues:
Commissions	$382,640	$455,855	$382,897	$409,765	$422,974	$430,182	$372,370	$352,292
Principal transactions	99,453	113,311	71,725	75,536	90,432	84,230	62,787	73,360
Fees from related parties	6,562	5,521	8,218	8,208	7,221	5,795	5,022	6,821
Data, software and post-trade	20,139	19,398	18,151	18,364	18,741	17,910	18,169	16,547
Interest and dividend income	6,536	4,161	2,865	3,976	7,813	3,665	3,919	2,870
Other revenues	3,758	4,921	3,300	5,288	4,006	2,969	4,084	3,752
Total revenues	519,088	603,167	487,156	521,137	551,187	544,751	466,351	455,642
Expenses:
Compensation and employee benefits	283,437	344,749	271,296	278,544	290,071	288,000	249,951	221,575
Equity-based compensation and allocations of net income to limited partnership units and FPUs	27,819	42,204	69,389	40,330	43,752	12,141	85,178	34,901
Total compensation and employee benefits	311,256	386,953	340,685	318,874	333,823	300,141	335,129	256,476
Occupancy and equipment	47,247	51,074	48,987	44,709	45,109	46,002	38,934	39,148
Fees to related parties	5,194	5,435	2,858	7,123	6,457	2,927	4,586	5,644
Professional and consulting fees	19,805	19,956	27,553	21,262	23,347	20,005	23,865	22,329
Communications	30,524	30,521	29,715	29,882	29,974	30,411	26,808	29,078
Selling and promotion	6,634	18,699	21,432	20,320	21,491	18,402	19,112	16,146
Commissions and floor brokerage	13,520	19,277	16,377	15,831	16,791	14,618	17,549	15,082
Interest expense	17,457	17,334	15,636	15,258	14,985	13,198	11,615	10,722
Other expenses	21,499	19,188	18,886	42,757	21,765	24,015	17,541	14,882
Total expenses	473,136	568,437	522,129	516,016	513,742	469,719	495,139	409,507
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	—	(14)	—	(1,619)	20,054	—	—
Gains (losses) on equity method investments	1,119	1,023	1,064	1,530	738	783	2,415	1,327
Other income (loss)	1,129	(6,015)	9,462	2,095	194	21,202	2,453	15,123
Total other income (losses), net	2,248	(4,992)	10,512	3,625	(687)	42,039	4,868	16,450
Income (loss) from operations before income taxes	48,200	29,738	(24,461)	8,746	36,758	117,071	(23,920)	62,585
Provision (benefit) for income taxes	8,641	8,706	2,095	6,186	14,993	29,897	16,980	23,019
Consolidated net income (loss) from continuing operations	39,559	21,032	(26,556)	2,560	21,765	87,174	(40,900)	39,566
Consolidated net income (loss) from discontinued operations, net of tax	—	—	—	—	—	—	11,041	122,738
Consolidated net income (loss)	39,559	21,032	(26,556)	2,560	21,765	87,174	(29,859)	162,304
Less: Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries	11,460	6,718	(10,313)	6,089	8,154	25,306	(18,995)	7,956
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries	—	—	—	—	—	—	5,879	34,062
Net income (loss) available to common stockholders	$28,099	$14,314	$(16,243)	$(3,529)	$13,611	$61,868	$(16,743)	$120,286

[1]	Financial results have been retrospectively adjusted as a result of the Spin-Off to reflect Newmark through November 30, 2018 as discontinued operations.

The table below details our brokerage revenues by product category for the indicated periods (in thousands):

	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Brokerage revenue by product:
Rates	$133,034	$167,240	$129,549	$156,765	$152,959	$155,611	$128,874	$121,984
FX	74,393	94,366	80,369	86,492	101,899	101,558	94,706	96,988
Credit	95,780	97,189	70,438	72,382	78,166	85,727	67,484	67,111
Energy and commodities	71,326	83,738	71,456	73,012	73,887	70,342	54,048	58,213
Insurance	45,783	44,836	43,277	39,692	41,417	31,404	15,155	19,211
Equities	61,777	81,797	59,533	56,958	65,078	69,770	74,890	62,145
Total brokerage revenues	$482,093	$569,166	$454,622	$485,301	$513,406	$514,412	$435,157	$425,652
Brokerage revenue by product (percentage):
Rates	27.6%	29.4%	28.5%	32.3%	29.8%	30.2%	29.6%	28.6%
FX	15.4	16.6	17.7	17.8	19.8	19.7	21.8	22.8
Credit	19.9	17.1	15.5	14.9	15.2	16.7	15.5	15.8
Energy and commodities	14.8	14.6	15.7	15.0	14.4	13.7	12.4	13.7
Insurance	9.5	7.9	9.5	8.2	8.1	6.1	3.5	4.5
Equities	12.8	14.4	13.1	11.8	12.7	13.6	17.2	14.6
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Brokerage revenue by type:
Voice/Hybrid	$423,697	$513,101	$410,332	$436,841	$460,359	$455,582	$389,203	$382,272
Fully Electronic	58,396	56,065	44,290	48,460	53,047	58,830	45,954	43,380
Total brokerage revenues	$482,093	$569,166	$454,622	$485,301	$513,406	$514,412	$435,157	$425,652
Brokerage revenue by type (percentage):
Voice/Hybrid	87.9%	90.1%	90.3%	90.0%	89.7%	88.6%	89.4%	89.8%
Fully Electronic	12.1	9.9	9.7	10.0	10.3	11.4	10.6	10.2
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet

Our balance sheet and business model are not capital intensive. Our assets consist largely of cash and cash equivalents, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term capital (equity and notes payable) is held to support the less liquid assets and potential capital investment opportunities. Total assets as of June 30, 2020 were $4.5 billion, an increase of 15.0% as compared to December 31, 2019. The increase in total assets was driven primarily by increases in Receivables from broker-dealers, clearing organizations, customers and related broker-dealers as well as Cash and cash equivalents. We maintain a significant portion of our assets in Cash and cash equivalents and Securities owned, with our liquidity (which we define as Cash and cash equivalents, Reverse repurchase agreements, Marketable securities and Securities owned, less Securities loaned and Repurchase Agreements) as of June 30, 2020 of $522.5 million. See “Liquidity Analysis” below for a further discussion of our liquidity. Our Securities owned were $58.7 million as of June 30, 2020 and December 31, 2019. Our Marketable securities decreased to $0.3 million as of June 30, 2020, compared to $14.2 million as of December 31, 2019. We did not have any Repurchase Agreements or Reverse repurchase agreements as of June 30, 2020 and December 31, 2019. We had no Securities loaned as of June 30, 2020. As of December 31, 2019, we had Securities loaned of $13.9 million.

On March 19, 2018, we entered into the BGC Credit Agreement with Cantor. The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the previous credit facility between BGC and an affiliate of Cantor, and was approved by the Audit Committee of BGC. On August 6, 2018, the Company entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that can be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2021, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of June 30, 2020, there were no borrowings by BGC or Cantor outstanding under this agreement.

As part of our cash management process, we may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of June 30, 2020 and December 31, 2019, there were no reverse repurchase agreements outstanding.

Additionally, in August 2013, the Audit Committee authorized us to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including policies relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of June 30, 2020 and December 31, 2019, we had no investments in the program.

Funding

Our funding base consists of longer-term capital (equity and notes payable), collateralized financings, shorter-term liabilities and accruals that are a natural outgrowth of specific assets and/or our business model, such as matched fails and accrued compensation. We have limited need for short-term unsecured funding in our regulated entities for their brokerage business. Contingent liquidity needs are largely limited to potential cash collateral that may be needed to meet clearing bank, clearinghouse, and exchange margins and/or to fund fails. Capital expenditures tend to be cash neutral and approximately in line with depreciation. Current cash and cash equivalent balances exceed our potential normal course contingent liquidity needs. We believe that cash and cash equivalents in and available to our largest regulated entities, inclusive of financing provided by clearing banks and cash segregated under regulatory requirements, is adequate for potential cash demands of normal operations, such as margin or fail financing. We expect our operating activities going forward to generate adequate cash flows to fund normal operations, including any dividends paid pursuant to our dividend policy. However, we continually evaluate opportunities for us to maximize our growth and further enhance our strategic position, including, among other things, acquisitions, strategic alliances and joint ventures potentially involving all types and combinations of equity, debt and acquisition alternatives. As a result, we may need to raise additional funds to:

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

As discussed above, our liquidity was $522.5 million as of June 30, 2020. Our liquidity remains strong and the steps taken during the first quarter of 2020 were intended to prevent unwarranted financial stress during this extraordinary COVID-19 period. Our decision to reduce our dividend and draw down additional funds on the Revolving Credit Agreement, in the first quarter of 2020, was a result of preparing for the unknown in the current extraordinary macroeconomic/social environment and was not taken to meet an external demand for liquidity, but rather to strengthen our balance sheet. We continue to operate soundly without stress and do not have any Company-specific financial issues. The reduction of the dividend was an internally driven, precautionary step to ensure the financial security of the company in uncertain times. We have no meaningful debt maturities due until May 2021. The proceeds from the Revolving Credit Agreement may be used for general corporate purposes.

On July 10, 2020, the Company issued $300.0 million aggregate principal amount of 4.375% Senior Notes. The Company intends to use the net proceeds to repurchase, redeem and/or repay at maturity all $300.0 million outstanding aggregate principal amount of its 5.125% Senior Notes due 2021, including to pay the applicable redemption premium. See “Notes Payable, Other and Short-term Borrowings” below for further information on the 4.375% Senior Notes.

Notes Payable, Other and Short-term Borrowings

Unsecured Senior Revolving Credit Agreement

On November 28, 2018, we entered into a new Revolving Credit Agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, which replaced the existing committed unsecured senior revolving credit agreement. The maturity date of the new Revolving Credit Agreement was November 28, 2020 and the maximum revolving loan balance is $350.0 million. Borrowings under this agreement bear interest at either LIBOR or a defined base rate plus additional margin. On December 11, 2019, we entered into an amendment to the new unsecured Revolving Credit Agreement. Pursuant to the amendment, the maturity date was extended to February 26, 2021. On February 26, 2020, the Company entered into a second amendment to the unsecured revolving credit agreement, pursuant to which, the maturity date was extended by two years to February 26, 2023. The size of the Revolving Credit Agreement, along with the interest rate on the borrowings therefrom, remained unchanged. As of June 30, 2020, there was $222.6 million of borrowings outstanding, net of deferred financing costs of $2.4 million, under the new unsecured Revolving Credit Agreement. As of December 31, 2019, there was $68.9 million of borrowings outstanding, net of deferred financing costs of $1.1 million, under the new unsecured Revolving Credit Agreement. The average interest rate on the outstanding borrowings was 2.53% and 2.92% for the three and six months ended June 30, 2020. On July 14, 2020, the Company repaid in full the $225.0 million borrowings outstanding under the Revolving Credit Agreement. We may draw down on the Revolving Credit Agreement to provide flexibility in the current extraordinary macroeconomic/social environment as a result of the COVID-19 pandemic, including as necessary, based on the response to the tender offer of our 5.125% Senior Notes described below. Our liquidity remains strong, and was $522.5 million as of June 30, 2020, as discussed below.

5.125% Senior Notes

On May 27, 2016, we issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes. The 5.125% Senior Notes are general senior unsecured obligations of the Company. The 5.125% Senior Notes bear interest at a rate of 5.125% per year, payable in cash on May 27 and November 27 of each year, commencing November 27, 2016. The 5.125% Senior Notes will mature on May 27, 2021. The Company may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of its notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. Cantor purchased $15.0 million of such senior notes and still holds such notes as of June 30, 2020. The initial carrying value of the 5.125% Senior Notes was $295.8 million, net of the discount and debt issuance costs of $4.2 million, of which $0.5 million were underwriting fees payable to CF&Co and $18 thousand were underwriting fees payable to CastleOak Securities, L.P. The carrying value of the 5.125% Senior Notes as of June 30, 2020 was $299.1 million.

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

Tender Offer for 5.125% Senior Notes

On August 5, 2020, the Company commenced a cash tender offer for any and all $300 million outstanding aggregate principal amount of its 5.125% Senior Notes. The tender offer will expire at 5:00 p.m., New York City time, on August 11, 2020, unless extended or earlier terminated by the Company. The Company has retained CF&Co as one of the dealer managers for the tender offer. Depending on the dollar amount tendered in the tender offer by the holders of the 5.125% Senior Notes, the Company may draw down on the Revolving Credit Agreement as necessary.

5.375% Senior Notes

On July 24, 2018, we issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes. The 5.375% Senior Notes are general senior unsecured obligations of the Company. The 5.375% Senior Notes bear interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The 5.375% Senior Notes will mature on July 24, 2023. We may redeem some or all of the 5.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 5.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture related to the 5.375% Senior Notes) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes was $444.2 million, net of the discount and debt issuance costs of $5.8 million, of which $0.3 million were underwriting fees paid to CF&Co and $41 thousand were underwriting fees paid to CastleOak Securities, L.P. We also paid CF&Co an advisory fee of $0.2 million in connection with the issuance. The issuance costs are amortized as interest expense and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 5.375% Senior Notes as of June 30, 2020 was $445.9 million.

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

3.750% Senior Notes

On September 27, 2019, we issued an aggregate of $300.0 million principal amount of 3.750% Senior Notes. The 3.750% Senior Notes are general unsecured obligations of the Company. The 3.750% Senior Notes bear interest at a rate of 3.750% per annum, payable in cash on each April 1 and October 1, commencing April 1, 2020. The 3.750% Senior Notes will mature on October 1, 2024. We may redeem some or all of the 3.750% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 3.750% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture related to the 3.750%

Senior Notes) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 3.750% Senior Notes was $296.1 million, net of discount and debt issuance costs of $3.9 million, of which $0.2 million were underwriting fees payable to CF&Co and $36 thousand were underwriting fees payable to CastleOak Securities, L.P. The issuance costs will be amortized as interest expense and the carrying value of the 3.750% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 3.750% Senior Notes was $296.5 million as of June 30, 2020.

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

4.375% Senior Notes

On July 10, 2020, we issued an aggregate of $300.0 million principal amount of 4.375% Senior Notes. The 4.375% Senior Notes are general unsecured obligations of the Company. The 4.375% Senior Notes bear interest at a rate of 4.375% per year, payable in cash on June 15 and December 15, commencing December 15, 2020. The 4.375% Senior Notes will mature on December 15, 2025. We may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 4.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture related to the 4.375% Senior Notes) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 4.375% Senior Notes was $296.8 million, net of discount and debt issuance costs of $3.2 million, of which $0.2 million were underwriting fees payable to CF&Co and $36 thousand were underwriting fees payable to CastleOak Securities, L.P. BGC intends to use the net proceeds to repurchase, redeem and/or repay at maturity all $300 million outstanding aggregate principal amount of its 5.125% Senior Notes due 2021, including to pay any applicable redemption premium.

Collateralized Borrowings

On March 13, 2015, we entered into a secured loan arrangement of $28.2 million under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.70% per year and matured on March 13, 2019, therefore there were no borrowings outstanding as of December 31, 2019 or June 30, 2020.

On May 31, 2017, we entered into a secured loan arrangement of $29.9 million under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.44% per year and matures on May 31, 2021. As of June 30, 2020 and December 31, 2019, we had $7.9 million and $11.7 million, respectively, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of June 30, 2020 was $1.4 million. The book value of the fixed assets pledged as of December 31, 2019 was $2.3 million.

On April 8, 2019, we entered into a secured loan arrangement of $15.0 million, under which we pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.77% and matures on April 8, 2023. As of June 30, 2020, we had $11.5 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of June 30, 2020 was $4.1 million. As of December 31, 2019, we had $13.2 million outstanding related to this secured loan arrangement. The net book value of the fixed assets pledged as of December 31, 2019, was $8.1 million. Also, on April 19, 2019, we entered into a secured loan arrangement of $10.0 million, under which we pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.89% and matures on April 19, 2023. As of June 30, 2020, we had $7.5 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of June 30, 2020 was $4.1 million. As of December 31, 2019, we had $8.8 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2019, was $5.7 million.

Weighted-average Interest Rate

For the three months ended June 30, 2020 and 2019, the weighted-average interest rate of our total Notes payable and other borrowings, which include our Unsecured Senior Revolving Credit Agreement, Senior Notes, and Collateralized Borrowings, was 4.42% and 5.00%, respectively. For the six months ended June 30, 2020 and 2019, the weighted-average interest rate of our total Notes payable and other borrowings, was also 4.42% and 5.00%, respectively.

Short-term Borrowings

On August 22, 2017, we entered into a committed unsecured loan agreement with Itau Unibanco S.A. The credit agreement provides for short-term loans of up to $3.6 million (BRL 20.0 million). The maturity date of the agreement is August 20, 2020. Borrowings under this facility bear interest at the Brazilian Interbank offering rate plus 3.30%. As of June 30, 2020, there were $3.6 million (BRL 20.0 million) of borrowings outstanding under the facility. As of December 31, 2019, there were $5.0 million (BRL 20.0 million) of borrowings outstanding under the facility. As of June 30, 2020, the interest rate was 5.60%.

On August 23, 2017, we entered into a committed unsecured credit agreement with Itau Unibanco S.A. The credit agreement provides for an intra-day overdraft credit line up to $9.1 million (BRL 50.0 million). The maturity date of the agreement is September 20, 2020. This facility bears a fee of 1.50% per year. As of June 30, 2020 and December 31, 2019, there were no borrowings outstanding under this facility.

CREDIT RATINGS

As of June 30, 2020, our public long-term credit ratings and associated outlooks are as follows:

	Rating	Outlook
Fitch Ratings Inc.	BBB-	Stable
Standard & Poor’s	BBB-	Stable
Japan Credit Rating Agency, Ltd.[1]	BBB+	Stable
Kroll Bond Rating Agency[2]	BBB	Stable

[1]	Rating and outlooks were assigned on June 3, 2020
[2]	Rating and outlooks were assigned on June 17, 2020

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

Our liquidity analysis includes a comparison of our Consolidated net income (loss) adjusted for certain non-cash items (e.g., Equity-based compensation) as presented on the cash flow statement. Dividends and distributions are payments made to our holders of common shares and limited partnership interests and are related to earnings from prior periods. These timing differences will impact our cash flows in a given period.

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

At December 31, 2019, the Company completed the calculation of the one-time transition tax on the deemed repatriation of foreign subsidiaries’ earnings pursuant to the Tax Act and previously recorded a net cumulative tax expense of $25.0 million, net of foreign tax credits. An installment election can be made to pay the taxes over eight years with 40% paid in equal installments over the first five years and the remaining 60% to be paid in installments of 15%, 20% and 25% in years six, seven and eight, respectively. The cumulative remaining balance as of June 30, 2020 is $15.8 million.

As of June 30, 2020, the Company had $463.6 million of Cash and cash equivalents, and included in this amount was $317.7 million of Cash and cash equivalents held by foreign subsidiaries.

Discussion of the six months ended June 30, 2020

The table below presents our Liquidity Analysis:

	June 30, 2020	December 31, 2019
(in thousands)
Cash and cash equivalents	$463,554	$415,379
Securities owned	58,685	57,525
Marketable securities [1]	278	326
Total	$522,517	$473,230

[1]	As of December 31, 2019 $13.9 million of Marketable securities on our balance sheet had been lent in a Securities loaned transaction and, therefore, are not included in this Liquidity Analysis.

The $49.3 million increase in our liquidity position from $473.2 million as of December 31, 2019 to $522.5 million as of June 30, 2020, was primarily related to the $155.0 million net draw down on the Revolving Credit Agreement, partially offset by ordinary movements in working capital (including settlement of payables to related parties), cash paid with respect to annual employee bonuses and associated tax and compensation expenses, cost reduction charges, year-end taxes, acquisitions and our continued investment in new revenue generating hires.

Discussion of the six months ended June 30, 2019

The table below presents our Liquidity Analysis:

	June 30, 2019	December 31, 2018
(in thousands)
Cash and cash equivalents	$399,429	$336,535
Securities owned	62,085	58,408
Marketable securities [1]	482	16,924
Repurchase Agreements	(1,100)	(986)
Total	$460,896	$410,881

[1]

As of June 30, 2019 and December 31, 2018, $12.3 million and $15.1 million, respectively, of Marketable securities on our balance sheet had been lent in a Securities loaned transaction and therefore are not included in this Liquidity Analysis.

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

CLEARING CAPITAL

In November 2008, we entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on our behalf. In June 2020, this clearing capital agreement was amended to cover Cantor providing clearing services in all eligible financial products to us and not just U.S. Treasury and U.S. government agency securities. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to us, Cantor shall be entitled to request from us cash or other property acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement or Cantor will post cash or other property on our behalf for a commercially reasonable charge. Cantor had not requested any cash or other property from us as collateral as of June 30, 2020.

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

In addition, the majority of our other foreign subsidiaries are subject to similar regulation by the relevant authorities in the countries in which they do business. Certain other of our foreign subsidiaries are required to maintain non-U.S. net capital requirements. For example, in Hong Kong, BGC Securities (Hong Kong), LLC, GFI (HK) Securities LLC and Sunrise Broker (Hong Kong) Limited are regulated by the Securities and Futures Commission. BGC Capital Markets (Hong Kong), Limited and GFI (HK) Brokers Ltd are regulated by The Hong Kong Monetary Authority. All are subject to Hong Kong net capital requirements. In France, Aurel BGC and BGC France Holdings; in Australia, BGC Partners (Australia) Pty Limited, BGC (Securities) Pty Limited and GFI Australia Pty Ltd.; in Japan, BGC Shoken Kaisha Limited’s Tokyo branch and BGC Capital Markets Japan LLC’s Tokyo Branch; in Singapore, BGC Partners (Singapore) Limited, and GFI Group Pte Ltd; in Korea, BGC Capital Markets & Foreign Exchange Broker (Korea) Limited and GFI Korea Money Brokerage Limited; and in Turkey, BGC Partners Menkul Degerler AS, all have net capital requirements imposed upon them by local regulators. In addition, BGC is a member of clearing houses such as The London Metal Exchange, which may impose minimum capital requirements. In Latin America, BGC Liquidez Distribuidora De Titulos E Valores Mobiliarios Ltda. (Brazil) has net capital requirements imposed upon it by local regulators.

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

As of June 30, 2020, $706.5 million of net assets were held by regulated subsidiaries. As of June 30, 2020, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $412.7 million.

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

EQUITY

Class A Common Stock

Changes in shares of BGC Class A common stock outstanding were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shares outstanding at beginning of period	311,059	293,382	307,915	291,475
Share issuances:
Redemptions/exchanges of limited partnership interests[1]	1,969	3,880	4,074	5,700
Vesting of RSUs	103	81	800	322
Acquisitions	15	481	285	499
Other issuances of BGC Class A common stock	177	47	249	108
Treasury stock repurchases	—	—	—	(233)
Shares outstanding at end of period	313,323	297,871	313,323	297,871

1

Included in redemption/exchanges of limited partnership interests for the three months ended June 30, 2020 and 2019, are 0.7 million shares of BGC Class A common stock granted in connection with the cancellation of 0.6 million LPUs, and 2.3 million shares of BGC Class A common stock granted in connection with the cancellation of 2.5 million LPUs, respectively. Included in redemption/exchanges of limited partnership interests for the six months ended June 30, 2020 and 2019, are 2.1 million shares of BGC Class A common stock granted in connection with the cancellation of 2.1 million LPUs, and 2.4 million shares of BGC Class A common stock granted in connection with the cancellation of 2.6 million LPUs, respectively. Because LPUs are included in the Company’s fully diluted share count, if dilutive, redemptions/exchanges in connection with the issuance of BGC Class A common stock would not impact the fully diluted number of shares and units outstanding.

Class B Common Stock

The Company did not issue any shares of BGC Class B common stock during the three and six months ended June 30, 2020. As of June 30, 2020 and December 31, 2019, there were 45,884,380 shares of BGC Class B common stock outstanding.

Unit Redemptions and Share Repurchase Program

The Board and Audit Committee have authorized repurchases of BGC Class A common stock and redemptions of limited partnership interests or other equity interests in our subsidiaries. On August 1, 2018, the Company’s Board and Audit Committee increased the Company’s share repurchase and unit redemption authorization to $300.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of June 30, 2020, the Company had $255.4 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units.

The table below represents the units redeemed and/or shares repurchased for cash and does not include units redeemed/cancelled in connection with the grant of shares of BGC Class A common stock nor the limited partnership interests exchanged for shares of BGC Class A common stock. The gross unit redemptions and share repurchases of BGC Class A common stock during the three and six months ended June 30, 2020 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted-Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Program
Redemptions[1,2]
January 1, 2020—March 31, 2020	235	$4.30
April 1, 2020—June 30, 2020	103	3.05
Total Redemptions	338	$3.92
Repurchases[3,4]
January 1, 2020—March 31, 2020	—	$—
April 1, 2020—June 30, 2020	—	—
Total Repurchases	—	—
Total Redemptions and Repurchases	338	$3.92	$255,365

[1]

During the three months ended June 30, 2020, the Company redeemed 0.1 million LPUs at an aggregate redemption price of $0.3 million for an average price of $3.05 per unit. During the three months ended June 30, 2020, the Company redeemed 1 thousand FPUs at an aggregate redemption price of $4 thousand for an average price of $3.07 per unit. During the three months ended June 30, 2019, the Company redeemed 0.1 million LPUs at an aggregate redemption price of $0.5 million for a weighted-average price of $5.44 per unit and 2.8 thousand FPUs at an aggregate redemption price of $16.0 thousand for a weighted-average price of $5.79 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 0.7 million and 2.3 million shares of BGC Class A common stock during the three months ended June 30, 2020 and 2019, respectively, nor the limited partnership interests exchanged for 1.3 million and 1.6 million shares of BGC Class A common stock during the three months ended June 30, 2020 and 2019, respectively.

[2]

During the six months ended June 30, 2020, the Company redeemed 0.3 million LPUs at an aggregate redemption price of $1.3 million for an average price of $3.92 per unit. During the six months ended June 30, 2020, the Company redeemed 1 thousand FPUs at an aggregate redemption price of $4 thousand for an average price of $3.07 per unit. During the six months ended June 30, 2019, the Company redeemed 1.3 million LPUs at an aggregate redemption price of $7.7 million for a weighted-average price of $5.96 per unit and 5.1 thousand FPUs at an aggregate redemption price of $30.0 thousand for a weighted-average price of $5.94 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 2.1 million and 2.4 million shares of BGC Class A common stock during the six months ended June 30, 2020 and 2019, respectively, nor the limited partnership interests exchanged for 1.8 million and 2.5 million shares of BGC Class A common stock during the six months ended June 30, 2020 and 2019, respectively.

[3]	The Company did not repurchase any shares of BGC Class A common stock during the three and six months ended June 30, 2020.
[4]

The Company did not repurchase any shares of BGC Class A common stock during the three months ended June 30, 2019. During the six months ended June 30, 2019, the Company repurchased 0.2 million shares of BGC Class A common stock at an aggregate price of $1.2 million for a weighted-average price of $5.30 per share.

The weighted-average share count, including securities that were anti-dilutive for our earnings per share calculation was as follows (in thousands):

Three Months Ended June 30, 2020
Common stock outstanding[1]	360,614
Partnership units[2]	184,122
RSUs (Treasury stock method)	174
Other	1,213
Total[3]	546,123

1

Common stock consisted of shares of BGC Class A common stock, shares of BGC Class B common stock and contingent shares for which all necessary conditions have been satisfied except for the passage of time. For the quarter ended June 30, 2020, the weighted-average number of shares of BGC Class A common stock was 314.7 million and shares of BGC Class B common stock was 45.9 million.

2

Partnership units collectively include FPUs, LPUs, and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings,” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information).

3

For the three months ended June 30, 2020, 2.6 million potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Also as of June 30, 2020, 26.7 million shares of contingent BGC Class A common stock, N units, RSUs, and LPUs were excluded from fully diluted EPS computations because the conditions for issuance had not been met by the end of the period. The contingent BGC Class A common stock is recorded as a liability and included in “Accounts payable, accrued and other liabilities” in our unaudited condensed consolidated statement of financial condition as of June 30, 2020.

The fully diluted period-end spot share count was as follows (in thousands):

As of June 30, 2020
Common stock outstanding	359,207
Partnership units	182,665
RSUs (Treasury stock method)	174
Other	4,140
Total	546,186

On June 5, 2015, we entered into the Exchange Agreement with Cantor providing Cantor, CFGM and other Cantor affiliates entitled to hold BGC Class B common stock the right to exchange from time to time, on a one-to-one basis, subject to adjustment, up to an aggregate of 34,649,693 shares of BGC Class A common stock now owned or subsequently acquired by such Cantor entities for up to an aggregate of 34,649,693 shares of BGC Class B common stock. Such shares of BGC Class B common stock, which currently can be acquired upon the exchange of Cantor units owned in BGC Holdings, are already included in our fully diluted share count and will not increase Cantor’s current maximum potential voting power in the common equity. The Exchange Agreement enabled the Cantor entities to acquire the same number of shares of BGC Class B common stock that they were already entitled to acquire without having to exchange its Cantor units in BGC Holdings. The Audit Committee and Board have determined that it was in the best interests of us and our stockholders to approve the Exchange Agreement because it will help ensure that Cantor retains its Cantor units in BGC Holdings, which is the same partnership in which our partner employees participate, thus continuing to align the interests of Cantor with those of the partner employees. On November 23, 2018, in the Class B Issuance, BGC issued 10,323,366 shares of BGC Class B common stock to Cantor and 712,907 shares of BGC Class B common stock to CFGM, an affiliate of Cantor, in each case in exchange for shares of BGC Class A common stock from Cantor and CFGM, respectively, on a one-to-one basis pursuant to the Exchange Agreement. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC by Cantor or CFGM for the Class B Issuance. Following this exchange, Cantor and its affiliates only have the right to exchange under the Exchange Agreement up to an aggregate of 23,613,420 shares of BGC Class A common stock, now owned or subsequently acquired, or its Cantor units in BGC Holdings, into shares of BGC Class B common stock. As of June 30, 2020, Cantor and CFGM do not own any shares of BGC Class A common stock.

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

As of June 30, 2020, we have issued and sold 17.6 million shares of BGC Class A common stock (or $210.6 million) under the March 2018 Sales Agreement. We intend to use the net proceeds of any shares of BGC Class A common stock sold for general corporate purposes for potential acquisitions, redemptions of LPUs and FPUs in BGC Holdings and repurchases of shares of BGC Class A common stock from partners, executive officers and other employees of ours or our subsidiaries and of Cantor and its affiliates. Certain of such partners will be expected to use the proceeds from such sales to repay outstanding loans issued by, or credit enhanced by, Cantor, or BGC Holdings. In addition to general corporate purposes, these sales along with our share repurchase authorization are designed as a planning device in order to facilitate the redemption process. Going forward, we may redeem units and reduce our fully diluted share count under our repurchase authorization or later sell shares of BGC Class A common stock under the March 2018 Sales Agreement.

Further, we have an effective registration statement on Form S-4 filed on September 3, 2010, with respect to the offer and sale of up to 20 million shares of BGC Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of June 30, 2020, we have issued an aggregate of 14.1 million shares of BGC Class A common stock under this Form S-4 registration statement. Additionally, on September 13, 2019, we filed a registration statement on Form S-4, with respect to the offer and sale of up to 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of June 30, 2020, we have not issued any shares of BGC Class A common stock under this Form S-4 registration statement. We also have an effective shelf registration statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of BGC Class A common stock under the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan. As of June 30, 2020, we have issued 0.7 million shares of BGC Class A common stock under the Dividend Reinvestment and Stock Purchase Plan.

The Compensation Committee may grant stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other equity-based awards, including to provide exchange rights for shares of BGC Class A common stock upon exchange of LPUs. On June 22, 2016, at our Annual Meeting of Stockholders, our stockholders approved our Equity Plan to increase from 350 million to 400 million the aggregate number of shares of BGC Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. As of June 30, 2020, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 129.6 million shares of BGC Class A common stock.

On December 16, 2019, we filed a registration statement on Form S-3 pursuant to which CF&Co may make offers and sales of our 5.125% Senior Notes, 5.375% Senior Notes and 3.750% Senior Notes in connection with ongoing market-making transactions which may occur from time to time. Such market-making transactions in these securities may occur in the open market or may be privately negotiated at prevailing market prices at a time of resale or at related or negotiated prices. Neither CF&Co, nor any other of our affiliates, has any obligation to make a market in our securities, and CF&Co or any such other affiliate may discontinue market-making activities at any time without notice.

CONTINGENT PAYMENTS RELATED TO ACQUISITIONS

Since 2016, the Company has completed acquisitions whose purchase price included an aggregate of approximately 2.2 million shares of the Company’s Class A common stock (with an acquisition date fair value of approximately $9.2 million), 0.1 million LPUs (with an acquisition date fair value of approximately $0.2 million), 0.2 million RSUs (with an acquisition date fair value of approximately $1.2 million) and $37.5 million in cash that may be issued contingent on certain targets being met through 2023.

As of June 30, 2020, the Company has issued 0.4 million shares of BGC Class A common stock and paid $19.0 million in cash related to such contingent payments.

As of June 30, 2020, 2.6 million shares of BGC Class A common stock, 0.2 million RSUs and $22.8 million in cash remain to be issued if the targets are met, net of forfeitures and other adjustments.

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

As of June 30, 2020, there were 2,129,969 FPUs in BGC Holdings remaining, which the partnerships had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

JOINT SERVICES AGREEMENT WITH CANTOR

In February 2019, the Audit Committee authorized us to enter into a short-term services agreement with Cantor pursuant to which Cantor would be responsible for clearing, settling and processing certain transactions executed on behalf of customers in exchange for a 33% revenue share based on net transaction revenue and the payment by BGC of the fully allocated cost of certain salespersons related thereto. In May 2020, the Audit Committee authorized us to extend the initial term of the short-term services agreement for an additional nine months.

GUARANTEE AGREEMENT FROM MINT BROKERS

Under rules adopted by the CFTC, all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the NFA and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. Our European-based brokers engage from time to time in interest rate swap transactions with U.S.-based counterparties, and therefore we are subject to the CFTC requirements. Mint Brokers has entered into guarantees on our behalf (and on behalf of GFI), and we are required to indemnify Mint Brokers for the amounts, if any, paid by Mint Brokers on our behalf pursuant to this arrangement. Effective April 1, 2020, these guarantees were transferred to Mint Brokers from CF&Co. During the three and six months ended June 30, 2020, the Company recorded expenses of $31 thousand and $63 thousand with respect to these guarantees.

NEWMARK SUBLEASE TO BGC

 In May 2020, BGC U.S. OpCo entered into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark, which sublease was approved by the Audit Committee. The deal is a one-year sublease of approximately 21,000 rentable square feet in New York City. Under the terms of the lease, BGC U.S. OpCo will pay a fixed rent amount of $1.1 million. In connection with this agreement, BGC U.S. OpCo paid $0.1 million for the three and six months ended June 30, 2020.

DEBT REPURCHASE PROGRAM

On June 11, 2020, the Company’s Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by the Company of up to $50.0 million of Company Debt Securities. Repurchases of Company Debt Securities, if any, are expected to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption.

Under the authorization, the Company may make repurchases of Company Debt Securities for cash from time to time in the open market or in privately negotiated transactions upon such terms and at such prices as management may determine. Additionally, the Company is authorized to make any such repurchases of Company Debt Securities through CF&Co (or its affiliates), in its capacity as agent or principal, or such other broker-dealers as management shall determine to utilize from time to time, and such repurchases shall be subject to brokerage commissions which are no higher than standard market commission rates.

As of June 30, 2020, the Company had $50.0 million remaining from its debt repurchase authorization.

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

UNIT REDEMPTIONS AND EXCHANGES—EXECUTIVE OFFICERS

On March 2, 2020, the Company granted Stephen M. Merkel 360,065 exchange rights with respect to 360,065 non-exchangeable LPUs that were previously granted to Mr. Merkel. The resulting 360,065 exchangeable LPUs were immediately exchangeable by Mr. Merkel for an aggregate of 360,065 shares of BGC Class A common stock. The grant was approved by the Compensation Committee. Additionally, the Compensation Committee approved the right to exchange for cash 265,568 non-exchangeable PLPUs held by Mr. Merkel, for a payment of $1,507,285 for taxes when the LPU units were exchanged. On March 20, 2020, the Company redeemed 185,300 of such 360,065 exchangeable LPUs held by Mr. Merkel at the average price of shares of BGC Class A common stock sold under BGC’s CEO Program from March 10, 2020 to March 13, 2020 less 1% (approximately $4.0024 per LPU, for an aggregate redemption price of approximately $741,644). This transaction was approved by the Compensation Committee. On July 30, 2020, the Company redeemed the remaining 174,765 exchangeable LPUs held by Mr. Merkel at the price of $2.76, the closing price of our Class A Common Stock on July 30, 2020. This transaction was approved by the Compensation Committee. In connection with the redemption of the 185,300 exchangeable LPUs on March 20, 2020, 122,579 PLPUs were redeemed for $661,303 for taxes. In connection with the redemption of the 174,765 LPUs on July 30, 2020, 142,989 PLPUs were redeemed for $846,182 for taxes.

On March 2, 2020, the Company granted Shaun D. Lynn 883,348 exchange rights with respect to 883,348 non-exchangeable LPUs that were previously granted to Mr. Lynn. The resulting 883,348 exchangeable LPUs were immediately exchangeable by Mr. Lynn for an aggregate of 883,348 shares of BGC Class A common stock. The grant was approved by the Compensation Committee. Additionally, the Compensation Committee approved the right to exchange for cash 245,140 non-exchangeable PLPUs held by Mr. Lynn, for a payment of $ 1,099,599 for taxes when the LPU units are exchanged. On July 30, 2020, the Company redeemed 797,222 exchangeable LPUs held by Mr. Lynn at the price of $2.76, the closing price of our Class A Common Stock on July 30, 2020. This transaction was approved by the Compensation Committee. In connection with the redemption of the 797,222 exchangeable LPUs, 221,239 exchangeable PLPUs were redeemed for $992,388 for taxes. In connection with the redemption, Mr. Lynn’s remaining 86,126 exchangeable LPUs and 23,901 exchangeable PLPUs were redeemed for zero upon exchange in connection with his LLP status.

On March 2, 2020, the Company granted Sean A. Windeatt 519,725 exchange rights with respect to 519,725 non-exchangeable LPUs that were previously granted to Mr. Windeatt. The resulting 519,725 exchangeable LPUs were immediately exchangeable by Mr. Windeatt for an aggregate of 519,725 shares of BGC Class A common stock. The grant was approved by the Compensation Committee. Additionally, the Compensation Committee approved the right to exchange for cash 97,656 non-exchangeable PLPUs held by Mr. Windeatt, for a payment of $645,779 for taxes when the LPU units are exchanged. On August 5, 2020, the Company redeemed 436,665 exchangeable LPUs held by Mr. Windeatt at the price of $2.90, the closing price of our Class A common stock on August 5, 2020. This transaction was approved by the Compensation Committee. In connection with the redemption of the 436,665 exchangeable LPUs, 96,216 exchangeable PLPUs were redeemed for $637,865 for taxes. In connection with the redemption, 20,849 exchangeable LPUs and 1,440 exchangeable PLPUs were redeemed for zero upon exchange in connection with Mr. Windeatt’s LLP status.

Additionally, on August 5, 2020, the Company granted Mr. Windeatt 40,437 exchange rights with respect to 40,437 non-exchangeable LPUs that were previously granted to Mr. Windeatt. The resulting 40,437 exchangeable LPUs were immediately exchangeable by Mr. Windeatt for an aggregate of 40,437 shares of BGC Class A common stock. The grant was approved by the Compensation Committee. Additionally, the Compensation Committee approved the right to exchange for cash 21,774 non-exchangeable PLPUs held by Mr. Windeatt. On August 5, 2020 the Company redeemed these 40,437 exchangeable LPUs held by Mr. Windeatt at the price of $2.90, the closing price of our Class A common  stock on August 5, 2020. This transaction was approved by the Compensation Committee. In connection with the redemption of these 40,437 exchangeable LPUs, the 21,774 exchangeable PLPUs were redeemed for $136,305 for taxes.

In addition to the foregoing, on August 6, 2020, Mr. Windeatt was granted exchange rights with respect to 43,890 non-exchangeable Newmark Holding LPUs that were previously granted to Mr. Windeatt. Additionally, Mr. Windeatt was granted the right to exchange for cash 17,068 non-exchangeable Newmark Holdings PLPUs held by Mr. Windeatt. As these Newmark Holdings LPUs and PLPUs were previously non-exchangeable, the Company took a transaction charge of $381,961 upon grant of exchangeability. On August 6, 2020, Newmark redeemed the 40,209 Newmark Holdings exchangeable LPUs held by Mr. Windeatt for an amount equal to the closing price of Newmark’s Class A Common  Stock on August 6, 2020 ($4.16) multiplied by 37,660 (the amount of shares of Newmark’s Class A Common Stock  the 40,209 Newmark Holdings LPUs were exchangeable into based on the Exchange Ratio at August 6, 2020). In connection with the redemption of these 40,209 exchangeable Newmark Holdings LPUs, 15,637 exchangeable Newmark Holdings PLPUs were redeemed for $194,086 for taxes. In connection with the redemption, 3,681 exchangeable Newmark Holding LPUs and 1,431 exchangeable Newmark Holdings PLPUs were redeemed for zero upon exchange in connection with Mr. Windeatt’s LLP status.

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

MARKET SUMMARY

The following table provides certain volume and transaction count information for the quarterly periods indicated:

	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Notional Volume (in billions)
Total Fully Electronic volume	$7,103	$8,048	$5,975	$6,448	$5,825
Total Hybrid volume	63,874	85,290	66,996	73,485	66,619
Total Fully Electronic and Hybrid volume	$70,977	$93,338	$72,971	$79,933	$72,444
Transaction Count (in thousands, except for days)
Total Fully Electronic transactions	3,207	4,229	3,108	3,176	2,856
Total Hybrid transactions	1,333	1,513	1,165	1,265	1,283
Total Fully Electronic and Hybrid transactions	4,540	5,742	4,273	4,441	4,139
Trading days	63	62	64	64	63

Note: Certain information may have been recast with current estimates to reflect changes in reporting methodology. Such revisions have no impact on the Company’s revenues or earnings.

Fully Electronic volume, including new products, was $7.1 trillion for the three months ended June 30, 2020, compared to $5.8 trillion for the three months ended June 30, 2019. Our Hybrid volume for the three months ended June 30, 2020 was $63.9 trillion, compared to $66.6 trillion for the three months ended June 30, 2019.

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

Certain LPUs are granted exchangeability into shares of BGC or Newmark Class A common stock or are redeemed in connection with the grant of BGC or Newmark Class A common stock issued; BGC Class A common stock is issued on a one-for-one basis, and Newmark Class A common stock is issued based on the number of LPUs exchanged or redeemed multiplied by the then Exchange Ratio. At the time exchangeability is granted or shares of BGC or Newmark Class A common stock are issued, we recognize an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our unaudited condensed consolidated statements of operations. During the three months ended June 30, 2020 and 2019, we incurred equity-based compensation expense of $2.4 million and $25.6 million, respectively. During the six months ended June 30, 2020 and 2019, we incurred compensation expense of $25.4 million and $29.1 million, respectively, related to LPUs and issuance of common stock.

Certain LPUs have a stated vesting schedule and do not receive quarterly allocations of net income. Compensation expense related to these LPUs is recognized over the stated service period, and these units generally vest between two and five years. During the three months ended June 30, 2020 and 2019, we incurred compensation expense related to these LPUs of $19.5 million and $10.7 million, respectively. During the six months ended June 30, 2020 and 2019, we incurred compensation expense related to these LPUs of $35.8 million and $13.7 million, respectively. This expense is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our unaudited condensed consolidated statements of operations.

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

As of June 30, 2020 and December 31, 2019, the aggregate balance of employee loans, net of reserve, was $370.8 million and $315.6 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our unaudited condensed consolidated statements of financial condition. Compensation expense (benefit) for the above-mentioned employee loans for the three months ended June 30, 2020 and 2019, was $17.1 million and $7.4 million, respectively. Compensation expense (benefit) for the above-mentioned employee loans for the six months ended June 30, 2020 and 2019, was $31.6 million and $14.0 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our unaudited condensed consolidated statements of operations.

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

DIVIDEND POLICY

Our Board has authorized a dividend policy which provides that we expect to pay a quarterly cash dividend to our common stockholders based on our post-tax Adjusted Earnings per fully diluted share. In the first quarter of 2020, the Board took the step of reducing the quarterly dividend out of an abundance of caution in order to strengthen the Company’s balance sheet as the global capital markets face difficult and unprecedented macroeconomic conditions. Our Board declared a dividend of $0.01 per share for the second quarter of 2020. Additionally, BGC Holdings, L.P. has reduced its distributions to or on behalf of its partners. The distributions to or on behalf of partners will at least cover their related tax payments. Whether any given post-tax amount is equivalent to the amount received by a stockholder also on an after tax basis depends upon stockholders’ and partners’ domiciles and tax status. BGC believes that these steps will allow the Company to prioritize its financial strength. The Company expects to regularly review its capital return policy.

We expect to pay such dividends, if and when declared by our Board, on a quarterly basis. The dividend to our common stockholders is expected to be calculated based on post-tax Adjusted Earnings allocated to us and generated over the fiscal quarter ending prior to the record date for the dividend. No assurance can be made, however, that a dividend will be paid each quarter.

The declaration, payment, timing, and amount of any future dividends payable by us will be at the sole discretion of our Board. We are a holding company, with no direct operations, and therefore we are able to pay dividends only from our available cash on hand and funds received from distributions from BGC U.S. OpCo and BGC Global OpCo. Our ability to pay dividends may also be limited by regulatory considerations as well as by covenants contained in financing or other agreements. In addition, under Delaware law, dividends may be payable only out of surplus, which is our net assets minus our capital (as defined under Delaware law), or, if we have no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Accordingly, any unanticipated accounting, tax, regulatory or other charges against net income may adversely affect our ability to declare and pay dividends. While we intend to declare and pay dividends quarterly, there can be no assurance that our Board will declare dividends at all or on a regular basis or that the amount of our dividends will not change.

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

All share equivalents that are part of the Company’s equity-based compensation program, including REUs, PSUs, LPUs, HDUs, and other units that may be made exchangeable into common stock, as well as RSUs (which are recorded using the treasury stock method), are included in the fully diluted share count when issued or at the beginning of the subsequent quarter after the date of grant. Generally, LPUs other than Preferred Units are expected to be paid a pro-rata distribution based on BGC’s calculation of Adjusted Earnings per fully diluted share. However, out of an abundance of caution and in order to strengthen the Company’s balance sheet due the uncertain macroeconomic conditions with respect to the COVID-19 pandemic, BGC Holdings, L.P. has reduced its distributions of income from the operations of BGC’s businesses to its partners.

Compensation charges are also adjusted for certain other cash and non-cash items, including those related to the amortization of GFI employee forgivable loans granted prior to the closing of the January 11, 2016 back-end merger with GFI.

Certain Other Compensation-Related Adjustments for Adjusted Earnings

BGC also excludes various other U.S. GAAP items that management views as not reflective of the Company’s underlying performance in a given period from its calculation of Adjusted Earnings. These may include compensation-related items with respect to cost-saving initiatives, such as severance charges incurred in connection with headcount reductions as part of broad restructuring and/or cost savings plans.

Calculation of Non-Compensation Adjustments for Adjusted Earnings

Adjusted Earnings calculations may also exclude items such as:

*	Non-cash U.S. GAAP charges related to the amortization of intangibles with respect to acquisitions;
*	Acquisition related costs;
*	Certain rent charges;
*	Non-cash U.S. GAAP asset impairment charges; and
*

Various other U.S. GAAP items that management views as not reflective of the Company’s underlying performance in a given period, including non-compensation-related charges incurred as part of broad restructuring and/or cost savings plans. Such U.S. GAAP items may include charges for exiting leases and/or other long-term contracts as part of cost-saving initiatives, as well as non-cash impairment charges related to assets, goodwill and/or intangibles created from acquisitions.

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

OUR ORGANIZATIONAL STRUCTURE

Stock Ownership

As of June 30, 2020, there were 313,322,719 shares of BGC Class A common stock outstanding. On June 21, 2017, Cantor pledged 10,000,000 shares of BGC Class A common stock in connection with a partner loan program. On November 23, 2018, those shares of BGC Class A common stock were converted into 10,000,000 shares of BGC Class B common stock and remain pledged in connection with the partner loan program. On November 23, 2018, BGC Partners issued 10,323,366 shares of BGC Class B common stock to Cantor and 712,907 shares of BGC Class B common stock to CFGM, an affiliate of Cantor, in each case in exchange for shares of BGC Class A common stock from Cantor and CFGM, respectively, on a one-to-one basis pursuant to Cantor’s and CFGM’s right to exchange such shares under the letter agreement, dated as of June 5, 2015, by and between BGC Partners and Cantor. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Partners by Cantor or CFGM for the Class B Issuance. The Class B Issuance was exempt from registration pursuant to Section 3(a)(9) of the Securities Act. As of June 30, 2020, Cantor and CFGM did not own any shares of BGC Class A common stock. Each share of BGC Class A common stock is entitled to one vote on matters submitted to a vote of our stockholders.

In addition, as of June 30, 2020, Cantor and CFGM held 45,884,380 shares of BGC Class B common stock (which represents all of the outstanding shares of BGC Class B common stock), representing approximately 59.4% of our voting power on such date. Each share of BGC Class B common stock is generally entitled to the same rights as a share of BGC Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to ten votes. The BGC Class B common stock generally votes together with the BGC Class A common stock on all matters submitted to a vote of our stockholders.

Through June 30, 2020, Cantor has distributed to its current and former partners an aggregate of 20,850,346 shares of BGC Class A common stock, consisting of (i) 19,372,639 April 2008 distribution rights shares, and (ii) 1,477,707 February 2012 distribution rights shares. As of June 30, 2020, Cantor is still obligated to distribute to its current and former partners an aggregate of 15,756,625 shares of BGC Class A common stock, consisting of 13,999,105 April 2008 distribution rights shares and 1,757,520 February 2012 distribution rights shares.

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

As of June 30, 2020, we held directly and indirectly, through wholly-owned subsidiaries, 359,207,099 BGC U.S. OpCo limited partnership units and 359,207,099 BGC Global OpCo limited partnership units, representing approximately 67.7% of the outstanding limited partnership units in both BGC U.S. OpCo and BGC Global OpCo. As of that date, BGC Holdings held 171,682,949 BGC U.S. OpCo limited partnership units and 171,682,949 BGC Global OpCo limited partnership units, representing approximately 32.3% of the outstanding limited partnership units in both BGC U.S. OpCo and BGC Global OpCo.

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

As of June 30, 2020, excluding Preferred Units and NPSUs described below, outstanding BGC Holdings partnership interests included 118,099,781 LPUs, 12,202,262 FPUs and 52,362,964 Cantor units.

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

As of June 30, 2020, there were 2,129,969 FPUs remaining which BGC Holdings, had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

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

Such Preferred Units may not be made exchangeable into BGC Class A common stock and accordingly will not be included in the fully diluted share count. Each quarter, the net profits of BGC Holdings are allocated to such Units at a rate of either 0.6875% (which is 2.75% per calendar year) of the allocation amount assigned to them based on their award price, or such other amount as set forth in the award documentation, before calculation and distribution of the quarterly Partnership distribution for the remaining Partnership units. The Preferred Units will not be entitled to participate in Partnership distributions other than with respect to the Preferred Distribution. As of June 30, 2020, there were 31,389,204 such units granted and outstanding in BGC Holdings.

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

Under the Exchange Agreement, Cantor and CFGM have the right to exchange shares of BGC Class A common stock owned by them for the same number of shares of BGC Class B common stock. As of June 30, 2020, Cantor and CFGM do not own any shares of BGC Class A common stock. Cantor and CFGM would also have the right to exchange any shares of BGC Class A common stock subsequently acquired by either of them for shares of BGC Class B common stock, up to 23,613,420 shares of BGC Class B common stock.

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

The following diagram illustrates our organizational structure as of June 30, 2020. The diagram does not reflect the various subsidiaries of BGC, BGC U.S. OpCo, BGC Global OpCo, or Cantor, or the noncontrolling interests in our consolidated subsidiaries other than Cantor’s units in BGC Holdings.*

STRUCTURE OF BGC PARTNERS, INC. AS OF JUNE 30, 2020

CF Group Management Inc.
Cantor Limited Partners
Cantor
Public Stockholders
• Limited Partnership Units (30.5% of economics of BGC Holdings)
• 9.9% indirect economic interest in BGC U.S. and BGC Global
• BGC Class B common stock (12.8% of economics and 59.4% of voting power of BGC Partners, Inc.)
• 8.6% indirect economic interest in BGC U.S. and BGC Global
• BGC Class A common stock (87.2% of economics and 40.6% of voting power of BGC Partners, Inc.)
• 59.0% indirect economic interest in BGC U.S. and BGC Global
BGC Partners, Inc.
• Limited Partnership Units (67.7% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Units (67.7% of economics of BGC Global)
Limited Partnership Units and Founding/Working Partner Units
• Limited Partnership Units (69.5% of economics of BGC Holdings)
• 22.5% indirect economic interest in BGC U.S. and BGC Global
BGC Holdings
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Units (32.3% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Units (32.3% of economics of BGC Global)
BGC U.S.
BGC Global

* Shares of BGC Class B common stock are convertible into shares of BGC Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor and CFGM converted all of their BGC Class B common stock into BGC Class A common stock, Cantor would hold 12.6% of the voting power, CFGM would hold 0.2% of the voting power, and the public stockholders would hold 87.2% of the voting power (and Cantor and CFGM’s indirect economic interests in BGC U.S. and BGC Global would remain unchanged). The diagram does not reflect certain BGC Class A common stock and BGC Holdings partnership units as follows: (a) any shares of BGC Class A common stock that may become issuable upon the conversion or exchange of any convertible or exchangeable debt securities that may in the future be sold under our shelf Registration Statement on Form S-3 (Registration No. 333-180331); (b) 31,389,204 Preferred Units granted and outstanding to BGC Holdings partners (see “BGC Partners, Inc. Partnership Structure” herein); and (c) 46,219,566 N Units granted and outstanding to BGC Holdings partners.

The diagram reflects BGC Class A common stock and BGC Holdings partnership unit activity from January 1, 2020 through June 30, 2020 as follows: (a) an aggregate of 14,974,765 LPUs granted by BGC Holdings; (b) 185,300 shares of BGC Class A common stock sold by us under the March 2018 Sales Agreement pursuant to our Registration Statement on Form S-3 (Registration No. 333-223550), but not the remaining $89.4 million of stock remaining for sale by us under such sales agreement; (c) 799,674 shares of BGC Class A common stock issued for vested restricted stock units; (d) 285,435 shares of Class A common stock issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-169232), but not the 5,883,440 of such shares remaining available for issuance by us under such Registration Statement; (e) 89,343 shares issued by us under our Dividend Reinvestment and Stock Purchase Plan shelf Registration Statement on Form S-3 (Registration No. 333-173109), but not the 9,278,979 of such shares remaining available for issuance by us under shelf Registration Statement on Form S-3 (Registration No. 333-196999); (f) 35,742 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-175034), but not the 433,049 of such shares remaining available for sale by selling stockholders under such Registration Statement; (g) 8,421 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-167953), but not the 136,975 shares remaining available for sale by selling stockholders under such Registration Statement. As June 30, 2020, we have not issued any shares of BGC Class A common stock under our 2019 Form S-4 Registration Statement (Registration No. 333-233761).

Possible Corporation Conversion

The Company continues to explore a possible conversion into a simpler corporate structure. An important factor will be any significant change in taxation policy in any of the major jurisdictions in which the Company operates and its stakeholders reside, particularly the United States whose tax policies are likely to be affected by the outcome of the elections this November. This quarter, the Company will begin to work with regulators, lenders, and rating agencies regarding any possible conversion. BGC’s board committees will review potential transaction arrangements.

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

We also have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $0.3 million as of June 30, 2020. Investments in marketable securities carry a degree of risk, as there can be no assurance that the marketable securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of marketable securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in marketable securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in marketable securities. See Note 10—“Marketable Securities” and Note 12—“Derivatives” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these investments and related hedging activities.

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

The majority of the Company’s foreign currency exposure is related to the U.S. Dollar versus the British Pound and the Euro. While our international results of operations, as measured in U.S. Dollars, are subject to FX fluctuations, we do not consider the related risk to be material to our results of operations. For the financial assets and liabilities denominated in the British Pound and Euro, including foreign currency hedge positions related to these currencies, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. Dollar, holding all other assumptions constant. The analysis identified the worst case scenario as the U.S. Dollar weakening against the Euro and weakening against the British Pound. If as of June 30, 2020, the U.S. Dollar had weakened against the Euro and weakened against the British Pound by 10%, the currency movements would have had an aggregate negative impact on our net income of approximately $0.8 million.

Interest Rate Risk

BGC Partners had $1,068.4 million in fixed-rate debt outstanding as of June 30, 2020. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. In addition, as of June 30, 2020, BGC Partners had $222.6 million of net borrowings outstanding under its Revolving Credit Agreement. The interest rate on these borrowings is based on LIBOR.

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

The economic and financial disruptions from the COVID-19 outbreak, as well as measures taken by various governmental authorities in response to the outbreak, have led us to implement operational changes as we have executed our business continuity plan. We have taken significant steps to protect our employees. A majority of BGC staff members are working from home, or other remote locations and disaster recovery venues, and we restricted business travel. We are also dependent on third-party vendors for the performance of certain critical processes and such vendors are also operating under business continuity plans.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman of the Board and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman of the Board and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of June 30, 2020. Based on that evaluation, the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

During the three months ending June 30, 2020, there were no changes in our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The global spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, significant reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. As of July 23, 2020, the United States had the world’s most reported COVID-19 cases, and all 50 states and the District of Columbia have reported cases of infected individuals. Several states and countries, including New York and the U.K., where we are headquartered, have declared states of emergency.

The economic and financial disruptions from the COVID-19 outbreak, as well as measures taken by various governmental authorities in response to the outbreak, led us to implement operational changes as we executed our business continuity plan at the end of the first quarter. We continue to take significant steps to protect our employees. While a majority of the front office personnel are working in a firm office currently, a majority of BGC staff members continue to work from home, or other remote locations and disaster recovery venues, and we continue to restrict business travel, particularly to areas most affected by the pandemic. Although our information technology systems have been able to support remote working to date, we cannot assure you that they will continue to be able to support the volume of business conducted remotely by our employees in the future or to address increased volumes as our workforce shifts to additional locations and venues. We are also dependent on third-party vendors for the performance of certain critical processes and many such vendors are continuing to operate under business continuity plans. In addition, many of our vendors’ and clients’ workforces continue to work from home or remote locations and their normal operations have been disrupted due to the COVID-19 pandemic. Working remotely may place additional stress on the telecommunications infrastructure in the areas where our employees live and work. Disruptions in the availability of internet and telephone service may adversely affect the ability of our employees to perform their operations remotely in a timely manner. An extended period of remote working by our employees could also increase our cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Even as re-opening continues for some workers and in some locations, changes in state work orders and virus spread may impact work arrangements of our employees, vendors and clients for the foreseeable future. While we have taken significant precautions to protect employees who work in our offices, no assurance can be given that measures will contain the spread of the virus.

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

If significant portions of our, third-party vendors’ or our clients’ workforce, including key personnel, are unable to work effectively because of illness, government actions, or other restrictions in connection with the pandemic, this may impair our ability to operate our businesses, particularly when coupled with the significant increase in client trading volumes and inquiries. COVID-19 presents a threat to our employees’ well-being. While we have implemented a business continuity plan at the end of the first quarter and continue to revise the plan to implement changes in state and local responses, development of protocols and other factors to protect the health of our employees, such plan cannot anticipate all scenarios, these factors impacted productivity over the quarter, and we may experience a potential loss of productivity or adjustment to our business over time. Additionally, due to the physical dislocations experienced by our brokers and clients, the pace of adoption of some of our newer fully electronic brokerage offerings may be adversely affected.

The extent to which the COVID-19 pandemic or the emergence of another pandemic, and measures taken in response thereto could materially adversely affect the conduct of our businesses will depend upon future developments, which are highly uncertain. Although many foreign, state and local governments have begun to lift “shelter-in-place” orders for certain businesses, such lifting of restrictions may lead to a resurgence of the pandemic or may impact our business in additional ways as we adapt to a workforce in our offices, remote locations and working from home. Health experts have cautioned about the potential for a “second wave” of the pandemic. Any increase in the duration and impact of the pandemic, as well as measures taken in response thereto, could materially adversely affect our businesses, financial condition and results of operations.

The COVID-19 pandemic has also negatively affected, and may continue to negatively affect, the global economy, the United States economy and the global financial markets, resulting in a global recession that may adversely affect our businesses, financial condition and results of operations.

The outbreak of COVID-19 has negatively affected the global economy, the United States economy and the global financial markets. Unemployment rates in the United States have increased dramatically to levels not experienced since the Great Depression. The United States reported a decline in GDP for the first quarter of 2020, and most economists expect a significantly larger decline for the second quarter of 2020. The U.S. equity capital markets (as measured by the S&P 500) suffered a more than 30% decline in the first few weeks after many national and regional governments implemented “shelter-in-place” orders. While the S&P 500 increased by 20% over the course of the second quarter of 2020, there can be no assurance that the broader equity markets will not suffer similar declines in future periods should the pandemic further harm the U.S. or global economy. Oil prices and interest rates are at record low levels, primarily as a result of the decline in economic activity. All of these unprecedented developments in the global economy and the United States economy have led to substantial uncertainty about future economic conditions.

Our revenues for the second quarter of 2020 were adversely impacted by the continued dislocation faced by BGC and our clients due to COVID-19 and lower industry volumes in rates and foreign exchange, which reflected the massive quantitative easing undertaken by several major central banks and uniformly lower global interest rates. In the quarter, certain of the Company’s rates, FX, and credit businesses were adversely impacted by a global decline in activity across emerging market products. Additionally, an extended period of historically low oil prices and demand for commodities have led to lower demand for hedging and increased risk aversion. All these factors may negatively impact market volumes, which could have an adverse effect on our businesses, financial condition and results of operations. Because of these and other factors, we are unable to predict the impact of the pandemic if conditions persist, and there can be no assurance that these increased levels of volumes will be replicated in future quarters. Should these global market conditions be prolonged or worsen, or the pandemic lead to additional market disruptions, we could experience reduced client activity and demand for our products and services, counterparty defaults, impairments of other financial assets and other negative impacts on our financial position.

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

Our Board has authorized a dividend policy which provides that we expect to pay a quarterly cash dividend to our common stockholders based on our post-tax Adjusted Earnings per fully diluted share. On July 29, 2020, BGC Partners’ Board of Directors declared a quarterly qualified cash dividend of $0.01 per share to Class A and Class B common stockholders of record as of August 19, 2020. Our Board took the step beginning in the first quarter of 2020 of reducing the quarterly dividend from the previous $0.14 per share out of an abundance of caution in order to strengthen the Company’s balance sheet as the global capital markets face difficult and unprecedented macroeconomic conditions due to the COVID-19 pandemic. We cannot predict the duration of the current economic slowdown and its impact on our future quarterly dividend payments. Investors seeking a short-term dividend yield may find our Class A common stock less attractive than securities of issuers continuing to pay larger dividends.

Additionally, beginning with the first quarter of 2020, BGC Holdings has reduced distributions to or on behalf of its partners. The distributions to or on behalf of partners will at least cover their related tax payments. Whether any given post-tax amount is equivalent to the amount received by a stockholder also on an after tax basis depends upon stockholders’ and partners’ domiciles and tax status. Current or potential partners may find our equity-based compensation structure less attractive as a result. Moreover, we have entered into various agreements with certain partners, whereby these partners receive loans that may be either wholly or in part repaid from distributions that the partners receive on some or all of their LPUs or may be forgiven over a period of time. The reduction in BGC Holdings distributions may adversely affect the ability of such partners to repay such loans.

We believe that these steps have allowed us to prioritize near-term financial strength and bolster our financial condition, but we cannot assure you that such steps will prevent a decline in our financial condition. We expect to regularly review our capital return policy. There can be no assurance that future dividends will be paid or that dividend or distribution amounts will return to levels consistent with past practice.

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

The U.K. and EU are currently negotiating a trade deal which, if concluded, should determine the new bilateral trade relationship going forward. In case no new trade deal (or one incorporating financial services) is in place by the end of the transition period, absent mitigating legislative measures, this could hinder current levels of mutual market access. While other trade deals are being considered, for example between the U.K. and the U.S., these may also prove challenging to negotiate and may not replace or compensate for a reduction, if any, in U.K. and EU trade at least in the short term. Further, the terms of a U.K. and EU trade deal may adversely impact the negotiation and terms of such other deals and vice versa.

Given the current uncertainty around the future trade relationship, the consequences for the economies of the U.K. and the EU member states as a result of the U.K.’s withdrawal from the EU are unknown and unpredictable. Given the lack of comparable precedent, it is unclear what the broader macro-economic and financial implications the U.K. leaving the EU with no agreements in place would have.

This uncertainty could adversely impact investor confidence, which could result in additional market volatility. Historically, elevated volatility has often led to increased volumes in the financial services markets in which we broker, which could be beneficial for our businesses. At other times, increased volatility has led to many market participants curtailing trading activity. Furthermore, any future trade deal might lead to a fragmented regulatory environment, which could disrupt our operations, increase the costs of our operations, and result in a loss of existing levels of cross-border market access. We have implemented plans to ensure continuity of service in Europe and continue to have regulated entities and offices in place in many of the major European markets. As part of our Brexit strategy, ownership of BGC Madrid, Copenhagen and Frankfurt & GFI Paris, Madrid and Dublin branches transferred to Aurel BGC SAS in July 2020. Regardless of these and other mitigating measures, our European headquarters and largest operations are in London, and these and other risks and uncertainties could have a material adverse effect on our customers, counterparties, businesses, prospects, financial condition and results of operations.

We have debt, which could adversely affect our ability to raise additional capital to fund our operations and activities, limit our ability to react to changes in the economy or our businesses, expose us to interest rate risk, impact our ability to obtain or maintain favorable credit ratings and prevent us from meeting or refinancing our obligations under our indebtedness.

Our indebtedness, which at June 30, 2020 was $1,291.0 million, may have important, adverse consequences to us and our investors, including:

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

In addition, on July 10, 2020, the Company issued $300.0 million aggregate principal amount of 4.375% Senior Notes that will mature on December 15, 2025. The initial carrying value of the 4.375% Senior Notes was $296.8 million, net of discount and debt issuance costs. The Company intends to use the net proceeds to repurchase, redeem and/or repay at maturity all $300.0 million outstanding aggregate principal amount of its 5.125% Senior Notes due 2021, including to pay any applicable redemption premium. On July 14, 2020, we repaid in full the $225.0 million borrowings outstanding under the Revolving Credit Agreement. On August 5, 2020, we commenced a cash tender offer for any and all $300 million outstanding aggregate principal amount of our 5.125% Senior Notes. The tender offer will expire at 5:00 p.m., New York City time, on August 11, 2020, unless extended or earlier terminated.

To the extent that we incur additional indebtedness or seek to refinance our existing debt, or the COVID-19 pandemic continues to negatively affect the local, national and global economies, the risks described above could increase. In addition, our actual cash requirements in the future may be greater than expected and may impact the rate at which we make payments of obligations or occur additional obligations. Our cash flow from operations may not be sufficient to service our outstanding debt or to repay the outstanding debt as it becomes due, and we may not be able to borrow money, dispose of assets or otherwise raise funds on acceptable terms, or at all, to service or refinance our debt.

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

As of June 30, 2020, we had approximately $222.6 million of indebtedness outstanding, out of a total $350 million Revolving Credit Agreement, that is indexed to LIBOR. LIBOR is the rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. In July 2017, the head of the FCA announced the desire to phase out the use of LIBOR by the end of 2021. At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the U.K. or elsewhere. As such, the potential effect of any such event on our cost of capital and interest expense cannot yet be determined.

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

4.1

Indenture, dated as of September 27, 2019, between BGC Partners, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 30, 2019)

4.2

Second Supplemental Indenture, dated as of July 10, 2020, between BGC Partners, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 14, 2020)

4.3	Form of BGC Partners, Inc. 4.375% Senior Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 14, 2020)

10.1

Registration Rights Agreement, dated as of July 10, 2020, between BGC Partners, Inc. and the parties named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 14, 2020)

10.2

Clearing Services Agreement, dated May 9, 2006, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.3	Second Amendment, dated August 16, 2010, to the Clearing Services Agreement, dated May 9, 2006, between Cantor Fitzgerald & Co. and BGC Financial, Inc.

10.4	Third Amendment , dated June 16, 2020, to the Clearing Services Agreement, dated May 9, 2006, between Cantor Fitzgerald & Co. and BGC Financial, Inc.

10.5	First Amendment, dated June 16, 2020, to the Agreement between BGC Partners, Inc. and Cantor Fitzgerald, L.P. regarding clearing capital, dated November 5, 2008

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended June 30, 2020 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended June 30, 2020 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Partners, Inc.

/ S / HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

/ S / STEVEN BISGAY
Name:	Steven Bisgay
Title:	Chief Financial Officer

Date: August 7, 2020

[Signature page to the Quarterly Report on Form 10-Q for the period ended June 30, 2020 dated August 7, 2020.]