Form 10-Q
period 2020-09-30
BGC Partners, Inc.
filed 2020-11-06
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

On November 3, 2020, the registrant had 316,710,462 shares of Class A common stock, $0.01 par value, and 45,884,380 shares of Class B common stock, $0.01 par value, outstanding.

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

5.125% Senior Notes

The Company’s original $300.0 million principal amount of 5.125% senior notes maturing on May 27, 2021 and issued on May 27, 2016, of which $44.0 million was redeemed through a cash tender offer by the Company on August 14, 2020

5.375% Senior Notes	The Company’s $450.0 million principal amount of 5.375% senior notes maturing on July 24, 2023 and issued on July 24, 2018

Adjusted Earnings

A non-GAAP financial measure used by the Company to evaluate financial performance, which primarily excludes (i) certain non-cash items and other expenses that generally do not involve the receipt or outlay of cash and do not dilute existing stockholders, and (ii) certain gains and charges that management believes do not best reflect the ordinary results of BGC

Algomi	Algomi Limited, a wholly owned subsidiary of the Company, acquired on March 6, 2020

April 2008 distribution rights shares	Cantor’s deferred stock distribution rights provided to current and former Cantor partners on April 1, 2008

API	Application Programming Interface

Aqua

Aqua Securities L.P., an alternative electronic trading platform, which offers new pools of block liquidity to the global equities markets and is a 49%-owned equity method investment of the Company and 51% owned by Cantor

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

BGC Financial or BGCF	BGC Financial, L.P

BGC Global OpCo	BGC Global Holdings, L.P., an operating partnership, which is owned jointly by BGC and BGC Holdings and holds the non-U.S. businesses of BGC

BGC Group	BGC, BGC Holdings, and BGC U.S. OpCo, and their respective subsidiaries (other than, prior to the Spin-Off, the Newmark Group), collectively

TERM	DEFINITION

BGC Holdings	BGC Holdings, L.P., an entity owned by Cantor, Founding Partners, BGC employee partners and, after the Separation, Newmark employee partners

BGC Holdings Distribution

Pro-rata distribution, pursuant to the Separation and Distribution Agreement, by BGC Holdings to its partners of all of the exchangeable limited partnership interests of Newmark Holdings owned by BGC Holdings immediately prior to the distribution, completed on the Distribution Date

BGC OpCos	BGC U.S. OpCo and BGC Global OpCo, collectively

BGC Partners	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

BGC U.S. OpCo	BGC Partners, L.P., an operating partnership, which is owned jointly by BGC and BGC Holdings and holds the U.S. businesses of BGC

Board	Board of Directors of the Company

Brexit	Exit of the U.K. from the EU

Cantor	Cantor Fitzgerald, L.P. and, where applicable, its subsidiaries

Cantor group	Cantor and its subsidiaries other than BGC Partners

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

CLOB	Central Limit Order Book

CME	CME Group Inc., the company that acquired NEX in November 2018

Company	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

Company Debt Securities	The 5.125% Senior Notes, 5.375% Senior Notes, 3.750% Senior Notes, 4.375% Senior Notes and any future debt securities issued by the Company

Compensation Committee	Compensation Committee of the Board

Contribution Ratio	Equal to a BGC Holdings limited partnership interest multiplied by one, divided by 2.2 (or 0.4545)

Converted Term Loan

BGC’s term loan in an aggregate principal amount of $400.0 million entered into on November 22, 2017 in conversion of its then-outstanding borrowings under its revolving credit facility, which Converted Term Loan was assumed by Newmark in connection with the Separation and was repaid on November 6, 2018

TERM	DEFINITION

COVID-19	Coronavirus Disease 2019

CRD	Capital Requirements Directive

Credit Facility	A $150.0 million credit facility between the Company and an affiliate of Cantor entered into on April 21, 2017, which was terminated on March 19, 2018

CSC	CSC Commodities UK Limited

Distribution Date	November 30, 2018, the date that BGC and BGC Holdings completed the Spin-Off and the BGC Holdings Distribution, respectively

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

ECB	European Central Bank

Ed Broking	Ed Broking Group Limited, a wholly owned subsidiary of the Company, acquired on January 31, 2019

EMIR	European Market Infrastructure Regulation

EPS	Earnings Per Share

Equity Plan	Seventh Amended and Restated Long Term Incentive Plan, approved by the Company’s stockholders at the annual meeting of stockholders on June 22, 2016

ESG	Environmental, social and governance

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

Fenics

BGC’s group of electronic brands, offering a number of market infrastructure and connectivity services, Fully Electronic marketplaces, and the Fully Electronic brokerage of certain products that also may trade via Voice and Hybrid execution, including market data and related information services, Fully Electronic brokerage, connectivity software, compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions

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

Founding/Working Partners	Holders of FPUs

FPUs	Founding/Working Partners units in BGC Holdings or Newmark Holdings that are generally redeemed upon termination of employment

Freedom	Freedom International Brokerage Company, a 45%-owned equity method investment of the Company

Fully Electronic	Broking transactions intermediated on a solely electronic basis rather than by Voice or Hybrid Broking

FX	Foreign exchange

GDPR	General Data Protection Regulation

GFI	GFI Group Inc., a wholly owned subsidiary of the Company, acquired on January 12, 2016

GFI Merger

Acquisition of GFI by a wholly owned subsidiary of the Company pursuant to the GFI Merger Agreement, completed on January 12, 2016 after BGC’s acquisition of Jersey Partners, Inc., GFI’s largest shareholder

GFI Merger Agreement	Agreement in connection with the GFI Merger, dated December 22, 2015

GILTI	Global Intangible Low-Taxed Income

Ginga Petroleum	Ginga Petroleum (Singapore) Pte Ltd, a wholly owned subsidiary of the Company, acquired on March 12, 2019

GUI	Graphical User Interface

HDUs	LPUs with capital accounts, which are liability awards recorded in “Accrued compensation” in the Company’s statements of financial condition

Hybrid	Broking transactions executed by brokers and involving some element of Voice Broking and electronic trading

ICAP	ICAP plc, a part of TP ICAP group, and a leading markets operator and provider of execution and information services

ICE	Intercontinental Exchange

IMO	Initial Margin Optimization

Incentive Plan	The Company’s Second Amended and Restated Incentive Bonus Compensation Plan, approved by the Company’s stockholders at the annual meeting of stockholders on June 6, 2017

Investment in Newmark	Purchase of 16.6 million Newmark Holdings limited partnership units for $242.0 million by BGC Partners and BGC U.S. OpCo on March 7, 2018

Legacy BGC Holdings Units	BGC Holdings LPUs outstanding immediately prior to the Separation

Legacy Newmark Holdings Units	Newmark Holdings LPUs issued in connection with the Separation

LGD	Loss Given Default

LIBOR	London Interbank Offering Rate

TERM	DEFINITION

LPUs

Certain limited partnership units in BGC Holdings or Newmark Holdings held by certain employees of BGC Partners or Newmark and other persons who have provided services to BGC Partners or Newmark, which units may include APSIs, APSUs, AREUs, ARPSUs, HDUs, U.K. LPUs, N Units, PLPUs, PPSIs, PPSUs, PSEs, PSIs, PSUs, REUs, and RPUs, along with future types of limited partnership units in BGC Holdings or Newmark Holdings

Lucera	A wholly owned subsidiary of the Company. Lucera (also known as “LFI Holdings, LLC” or “LFI”) is our software defined network, offering the trading community direct connectivity

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

Mint Brokers	A wholly owned subsidiary of the Company, acquired on August 19, 2010, registered as an FCM with both the CFTC and NFA

Nasdaq	Nasdaq, Inc., formerly known as NASDAQ OMX Group, Inc.

Newmark	Newmark Group, Inc. (NASDAQ symbol: NMRK), a publicly traded and former majority-owned subsidiary of BGC until the Distribution Date, and, where applicable, its consolidated subsidiaries

Newmark Class A common stock	Newmark Group Class A common stock, par value $0.01 per share

Newmark Class B common stock	Newmark Group Class B common stock, par value $0.01 per share

Newmark Group	Newmark, Newmark Holdings, and Newmark OpCo and their respective subsidiaries, collectively

Newmark Holdings	Newmark Holdings, L.P.

Newmark IPO	Initial public offering of 23 million shares of Newmark Class A common stock by Newmark at a price of $14.00 per share in December 2017

Newmark OpCo	Newmark Partners, L.P., an operating partnership, which is owned jointly by Newmark and Newmark Holdings and holds the business of Newmark

NYAG	New York Attorney General’s Office

NEX	NEX Group plc, an entity formed in December 2016, formerly known as ICAP

NFA	National Futures Association

Non-GAAP	A financial measure that differs from the most directly comparable measure calculated and presented in accordance with U.S. GAAP, such as Adjusted Earnings and Adjusted EBITDA

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

Preferred partnership units in BGC Holdings or Newmark Holdings, such as PPSUs, which are settled for cash, rather than made exchangeable into shares of Class A common stock, are only entitled to a Preferred Distribution, and are not included in BGC’s or Newmark’s fully diluted share count

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

Separation

Principal corporate transactions pursuant to the Separation and Distribution Agreement, by which BGC, BGC Holdings and BGC U.S. OpCo and their respective subsidiaries (other than the Newmark Group) transferred to Newmark, Newmark Holdings and Newmark OpCo and their respective subsidiaries the assets and liabilities of the BGC Group relating to BGC’s real estate services business, and related transactions, including the distribution of Newmark Holdings units to holders of units in BGC Holdings and the assumption and repayment of certain BGC indebtedness by Newmark

Separation and Distribution Agreement

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

Tower Bridge	Tower Bridge International Services L.P., a subsidiary of the Company, which is 52% owned by the Company and 48% owned by Cantor

TP ICAP	TP ICAP plc, an entity formed in December 2016, formerly known as Tullett

Tullett	Tullett Prebon plc, a part of TP ICAP group and an interdealer broker, primarily operating as an intermediary in the wholesale financial and energy sectors

U.K.	United Kingdom

U.S. GAAP or GAAP	Generally Accepted Accounting Principles in the United States of America

UBT	Unincorporated Business Tax

VIE	Variable Interest Entity

Voice	Voice-only broking transactions executed by brokers over the telephone

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “possible,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements.

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:

•

the impact of the COVID-19 pandemic, including possible successive waves, on our operations, including the continued ability of our executives, employees, customers, clients, third-party service providers, exchanges and other facilities to perform their functions at normal levels and the availability of the requisite technology to execute trades in certain Fully Electronic offerings while working remotely;

•

macroeconomic and other challenges and uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, including the development and distribution of an effective vaccine, public acceptance of the vaccine, and governmental and public reactions thereto, the U.S. and global economies, financial and insurance markets and consumer and corporate clients and customers, including economic activity, employment levels and market liquidity, as well as the various actions taken in response to the challenges and uncertainties by governments, central banks and others, including us;

•

market conditions, including trading volume and volatility in the demand for the products and services we provide, resulting from the effects of COVID-19 or otherwise, possible disruptions in trading, developments in the insurance industry, potential deterioration of equity and debt capital markets, impact of significant changes in interest rates and our ability to access the capital markets as needed or on reasonable terms and conditions;

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

•

our relationships and transactions with Cantor and its affiliates, including CF&Co, and CCRE, our structure, including BGC Holdings, which is owned by us, Cantor, our employee partners and other partners, and the BGC OpCos, which are owned jointly by us and BGC Holdings, any possible changes to our structure, any related transactions, conflicts of interest or litigation, any impact of Cantor’s results on our credit ratings and associated outlooks, any loans to or from us or Cantor, BGC Holdings, or the BGC OpCos, including the balances and interest rates thereof from time to time and any convertible or equity features of any such loans, CF&Co’s acting as our sales agent or underwriter under our CEO program or other offerings, Cantor’s holdings of the Company’s Debt Securities, CF&Co’s acting as a market maker in the Company’s Debt Securities, CF&Co’s acting as our financial advisor in connection with potential acquisitions, dispositions, or other transactions and our participation in various investments, stock loans or cash management vehicles placed by or recommended by CF&Co;

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
•

economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including the impact of COVID-19 on the global markets, and related government stimulus packages, government “shelter-in-place” mandates and other restrictions on business and commercial activity and timing of reopening of world economies, uncertainty regarding the nature, timing and consequences of Brexit following the withdrawal process, proposed transition period and related rulings, including potential reduction in investment in the U.K., and the pursuit of trade, border control or other related policies by the U.S. and/or other countries (including U.S.- China trade relations), political and labor unrest in France, Hong Kong, China, and other jurisdictions, conflict in the Middle East, the impact of U.S. government shutdowns, elections, political unrest or stalemates relating to the U.S. Presidential and Congressional elections or in response to governmental mandates and other restrictions related to COVID-19 in the U.S. or abroad, risks of illness of the U.S. President and other governmental officials, and the impact of terrorist acts, acts of war or other violence or political unrest, as well as natural disasters or weather-related or similar events, including hurricanes as well as power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services and the impacts of pandemics and other international health emergencies, including COVID-19;

•

the effect on our businesses, our clients, the markets in which we operate, our possible restructuring, and the economy in general of changes in the U.S. and foreign tax and other laws, including changes in tax rates, repatriation rules, and deductibility of interest, potential policy and regulatory changes in Mexico and other countries, sequestrations, uncertainties regarding the debt ceiling and the federal budget, and other potential political policies;

•

the effect on our businesses of changes in interest rates, changes in benchmarks, including the phase out of LIBOR, the level of worldwide governmental debt issuances, austerity programs, government stimulus packages, including those related to COVID-19, increases or decreases in deficits and the impact of increased government tax rates, and other changes to monetary policy, and potential political impasses or regulatory requirements, including increased capital requirements for banks and other institutions or changes in legislation, regulations and priorities;

•

extensive regulation of our businesses and customers, changes in regulations relating to financial services companies and other industries, and risks relating to compliance matters, including regulatory examinations, inspections, investigations and enforcement actions, and any resulting costs, increased financial and capital requirements, enhanced oversight, remediation, fines, penalties, sanctions, and changes to or restrictions or limitations on specific activities, including potential delays in accessing markets, including due to our regulatory status and actions, operations, compensatory arrangements, and growth opportunities, including acquisitions, hiring, and new businesses, products, or services;

•

factors related to specific transactions or series of transactions, including credit, performance, and principal risk, trade failures, counterparty failures, and the impact of fraud and unauthorized trading;

•

the effect on our businesses of any extraordinary transactions, including the possible restructuring of our partnership into a corporate structure, including potential dilution and other impacts, as well as the continuing effects on our businesses and operations of the Spin-Off, to our stockholders, including Cantor and our executive officers, of all of the shares of common stock of Newmark which were owned by us immediately prior to the Distribution Date, including on any equity-based compensation paid to our employees, including our executive officers, in the form of shares of Newmark or units in Newmark Holdings, for services rendered to us, and any equity-based compensation paid to Newmark employees, including our executive officers, in the form of our shares or units of BGC Holdings for services rendered to Newmark, following the Spin-Off;

•

costs and expenses of developing, maintaining, and protecting our intellectual property, as well as employment, regulatory, and other litigation and proceedings, and their related costs, including judgments, indemnities, fines, or settlements paid and the impact thereof on our financial results and cash flows in any given period;

•

certain financial risks, including the possibility of future losses, reduced cash flows from operations, increased leverage, reduced availability under the Revolving Credit Agreement resulting from recent borrowings, and the need for short- or long-term borrowings, including from Cantor, our ability to refinance our indebtedness, including in the credit markets weakened by the impact of COVID-19, and changes to interest rates and liquidity or our access to other sources of cash relating to acquisitions, dispositions, or other matters, potential liquidity and other risks relating to our ability to maintain continued access to credit and availability of financing necessary to support our ongoing business needs, on terms acceptable to us, if at all, and risks associated with the resulting leverage, including potentially causing a reduction in our credit ratings and the associated outlooks and increased borrowing costs as well as interest rate and foreign currency exchange rate fluctuations;

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

•

our estimates or determinations of potential value with respect to various assets or portions of our businesses, such as Fenics and our insurance brokerage business, including with respect to the accuracy of the assumptions or the valuation models or multiples used;

•	our ability to hire and retain personnel, including brokers, salespeople, managers, and other professionals, and recent departures of senior personnel;
•	our ability to expand the use of technology for Hybrid and Fully Electronic trade execution in our product and service offerings;
•	our ability to effectively manage any growth that may be achieved, while ensuring compliance with all applicable financial reporting, internal control, legal compliance, and regulatory requirements;
•

our ability to identify and remediate any material weaknesses or significant deficiencies in our internal controls that could affect our ability to properly maintain books and records, prepare financial statements and reports in a timely manner, control our policies, practices and procedures, operations and assets, assess and manage our operational, regulatory and financial risks, and integrate our acquired businesses and brokers, salespeople, managers and other professionals;

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
•

the impact of our ESG or “sustainability” ratings on the decisions by clients, investors, ratings agencies, potential clients and other parties with respect to our businesses, investments in us or the market for and trading price of BGC Class A common stock, Company Debt Securities, or other matters;

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

•

the impact of our recent significant reductions to our dividends and distributions and the timing and amounts of any future dividends or distributions, including our ability to meet expectations with respect to payments of dividends and distributions and repurchases of shares of our Class A common stock and purchases or redemptions of limited partnership interests in BGC Holdings, or other equity interests in us or any of our other subsidiaries, including the BGC OpCos, including from Cantor, our executive officers, other employees, partners, and others, and the net proceeds to be realized by us from offerings of shares of BGC Class A common stock and Company Debt Securities; and

•

the effect on the markets for and trading prices of our Class A common stock and Company Debt Securities due to COVID-19 and other market factors as well as on various offerings and other transactions, including our CEO Program and other offerings of our Class A common stock and convertible or exchangeable debt or other securities, our repurchases of shares of our Class A common stock and purchases or redemptions of BGC Holdings limited partnership interests or other equity interests in us or in our subsidiaries, any exchanges by Cantor of shares of our Class A common stock for shares of our Class B common stock, any exchanges or redemptions of limited partnership units and issuances of shares of our Class A common stock in connection therewith, including in corporate or partnership restructurings, our payment of dividends on our Class A common stock and distributions on limited partnership interests in BGC Holdings and the BGC OpCos, convertible arbitrage, hedging, and other transactions engaged in by us or holders of our outstanding shares, Company Debt Securities, share sales and stock pledge, stock loans, and other financing transactions by holders of our shares (including by Cantor or others), including of shares acquired pursuant to our employee benefit plans, unit exchanges and redemptions, corporate or partnership restructurings, acquisitions, conversions of shares of our Class B common stock and our other convertible securities into shares of our Class A common stock, stock pledge, stock loan, or other financing transactions, and distributions of our Class A common stock by Cantor to its partners, including the April 2008 and February 2012 distribution rights shares.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

(unaudited)

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$492,303	$415,379
Cash segregated under regulatory requirements	244,230	220,735
Securities owned	58,547	57,525
Marketable securities	303	14,228
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	1,140,121	551,445
Accrued commissions and other receivables, net	689,045	778,415
Loans, forgivable loans and other receivables from employees and partners, net	401,633	315,590
Fixed assets, net	218,654	204,841
Investments	40,169	40,349
Goodwill	553,688	553,745
Other intangible assets, net	291,339	303,224
Receivables from related parties	14,246	14,273
Other assets	450,007	446,371
Total assets	$4,594,285	$3,916,120
Liabilities, Redeemable Partnership Interest, and Equity
Short-term borrowings	$3,546	$4,962
Repurchase agreements	2,089	—
Securities loaned	—	13,902
Accrued compensation	212,561	215,085
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	988,329	416,566
Payables to related parties	45,750	72,497
Accounts payable, accrued and other liabilities	1,197,615	1,283,046
Notes payable and other borrowings	1,318,490	1,142,687
Total liabilities	3,768,380	3,148,745
Commitments, contingencies and guarantees (Note 20)
Redeemable partnership interest	23,280	23,638
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 750,000 shares authorized; 365,842 and 358,440 shares issued at September 30, 2020 and December 31, 2019, respectively; and 315,315 and 307,915 shares outstanding at September 30, 2020 and December 31, 2019, respectively	3,658	3,584
Class B common stock, par value $0.01 per share; 150,000 shares authorized; 45,884 shares issued and outstanding at each of September 30, 2020 and December 31, 2019, convertible into Class A common stock	459	459
Additional paid-in capital	2,317,706	2,271,947
Treasury stock, at cost: 50,527 and 50,525 shares of Class A common stock at each of September 30, 2020 and December 31, 2019, respectively	(315,313)	(315,308)
Retained deficit	(1,237,657)	(1,241,754)
Accumulated other comprehensive income (loss)	(39,405)	(33,102)
Total stockholders’ equity	729,448	685,826
Noncontrolling interest in subsidiaries	73,177	57,911
Total equity	802,625	743,737
Total liabilities, redeemable partnership interest, and equity	$4,594,285	$3,916,120

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Commissions	$352,027	$409,765	$1,190,522	$1,262,921
Principal transactions	65,182	75,536	277,946	250,198
Fees from related parties	8,814	8,208	20,897	21,224
Data, software and post-trade	21,523	18,364	61,060	55,015
Interest and dividend income	2,418	3,976	13,115	15,454
Other revenues	5,075	5,288	13,754	12,263
Total revenues	455,039	521,137	1,577,294	1,617,075
Expenses:
Compensation and employee benefits	244,240	278,544	872,426	856,615
Equity-based compensation and allocations of net income to limited partnership units and FPUs	33,007	40,330	103,030	96,223
Total compensation and employee benefits	277,247	318,874	975,456	952,838
Occupancy and equipment	45,224	44,709	143,545	135,820
Fees to related parties	7,610	7,123	18,239	16,507
Professional and consulting fees	15,637	21,262	55,398	64,614
Communications	30,088	29,882	91,133	90,267
Selling and promotion	5,943	20,320	31,276	60,213
Commissions and floor brokerage	12,933	15,831	45,730	47,240
Interest expense	19,488	15,258	54,279	43,441
Other expenses	18,458	42,757	59,145	88,537
Total expenses	432,628	516,016	1,474,201	1,499,477
Other income (losses) , net:
Gain (loss) on divestitures and sale of investments	(9)	—	(9)	18,435
Gains (losses) on equity method investments	1,527	1,530	3,669	3,051
Other income (loss)	4,779	2,095	(107)	23,491
Total other income (losses), net	6,297	3,625	3,553	44,977
Income (loss) from operations before income taxes	28,708	8,746	106,646	162,575
Provision (benefit) for income taxes	3,778	6,186	21,125	51,076
Consolidated net income (loss)	$24,930	$2,560	$85,521	$111,499
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	5,549	6,089	23,727	39,549
Net income (loss) available to common stockholders	$19,381	$(3,529)	$61,794	$71,950
Per share data:
Basic earnings (loss) per share
Net income (loss) available to common stockholders	$19,381	$(3,529)	$61,794	$71,950
Basic earnings (loss) per share	$0.05	$(0.01)	$0.17	$0.21
Basic weighted-average shares of common stock outstanding	363,244	346,060	360,629	341,940
Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$29,575	$(3,529)	$90,270	$108,378
Fully diluted earnings (loss) per share	$0.05	$(0.01)	$0.17	$0.21
Fully diluted weighted-average shares of common stock outstanding	549,244	346,060	544,475	523,218

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Consolidated net income (loss)	$24,930	$2,560	$85,521	$111,499
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8,190	(8,241)	(8,375)	(10,476)
Benefit plans	—	—	2,236	—
Total other comprehensive income (loss), net of tax	8,190	(8,241)	(6,139)	(10,476)
Comprehensive income (loss)	33,120	(5,681)	79,382	101,023
Less: Comprehensive income (loss) attributable to noncontrolling interest in subsidiaries, net of tax	6,574	5,110	23,891	38,260
Comprehensive income (loss) attributable to common stockholders	$26,546	$(10,791)	$55,491	$62,763

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$85,521	$111,499
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Fixed asset depreciation and intangible asset amortization	63,075	58,710
Employee loan amortization and reserves on employee loans	42,733	23,286
Equity-based compensation and allocations of net income to limited partnership units and FPUs	103,030	96,223
Deferred compensation expense	502	1,193
Losses (gains) on equity method investments	(966)	(3,051)
Realized losses (gains) on marketable securities	(289)	(3,528)
Unrealized losses (gains) on marketable securities	(24)	(2,197)
Loss (gains) on other investments	1,036	(20,396)
Amortization of discount (premium) on notes payable	3,204	2,216
Impairment of fixed assets, intangible assets and investments	5,238	1,302
Deferred tax provision (benefit)	(1,202)	181
Change in estimated acquisition earn-out payables	1,172	(4,371)
Forfeitures of Class A common stock	—	(139)
Other	3,643	—
Consolidated net income (loss), adjusted for non-cash and non-operating items	306,673	260,928
Decrease (increase) in operating assets:
Securities owned	(1,078)	(1,990)
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(588,483)	(2,529,636)
Accrued commissions receivable, net	92,714	15,115
Loans, forgivable loans and other receivables from employees and partners, net	(135,874)	(76,489)
Receivables from related parties	(3,664)	91
Other assets	(14,782)	(15,158)
Increase (decrease) in operating liabilities:
Repurchase agreements	2,089	909
Securities loaned	(13,902)	(2,140)
Accrued compensation	1,656	(5,583)
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	571,965	2,529,655
Payables to related parties	(26,899)	45,047
Accounts payable, accrued and other liabilities	(48,880)	(87,169)
Net cash provided by (used in) operating activities	$141,535	$133,580

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(28,586)	$(36,618)
Capitalization of software development costs	(41,076)	(29,997)
Purchase of equity method investments	(1,103)	(1,103)
Proceeds from equity method investments	1,650	3,737
Payments for acquisitions, net of cash and restricted cash acquired	(7,871)	26,264
Proceeds from sale of marketable securities	14,237	24,626
Purchase of assets	(2,000)	—
Net cash provided by (used in) investing activities	$(64,749)	$(13,091)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt and collateralized borrowings	$(354,353)	$(328,974)
Issuance of long-term debt and collateralized borrowings, net of deferred issuance costs	524,551	670,263
Earnings distributions to limited partnership interests and other noncontrolling interests	(63,109)	(74,484)
Redemption and repurchase of limited partnership interests	(11,899)	(22,736)
Dividends to stockholders	(56,814)	(131,039)
Repurchase of Class A common stock	(6)	(1,236)
Cancellation of RSUs in satisfaction of withholding tax requirements	—	(458)
Payments on acquisition earn-outs	(8,540)	(7,888)
Net cash provided by (used in) financing activities	$29,830	$103,448
Effect of exchange rate changes on Cash and cash equivalents and Cash segregated under regulatory requirements	(6,197)	(3,235)
Net increase (decrease) in Cash and cash equivalents and Cash segregated under regulatory requirements	100,419	220,702
Cash and cash equivalents and Cash segregated under regulatory requirements at beginning of period	636,114	416,778
Cash and cash equivalents and Cash segregated under regulatory requirements at end of period	$736,533	$637,480
Supplemental cash information:
Cash paid during the period for taxes	$30,043	$28,817
Cash paid during the period for interest	48,036	41,830
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$10,029	$23,414
Issuance of Class A and contingent Class A common stock and limited partnership interests for acquisitions	1,377	3,038
ROU assets and liabilities	17,628	202,275

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months Ended September 30, 2020

(in thousands, except share amounts)

(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, July 1, 2020	$3,638	$459	$2,308,973	$(315,308)	$(1,253,434)	$(46,570)	$64,920	$762,678
Consolidated net income (loss)	—	—	—	—	19,381	—	5,549	24,930
Other comprehensive income (loss), net of tax	—	—	—	—	—	7,165	1,025	8,190
Equity-based compensation, 114,967 shares	1	—	2,701	—	—	—	1,297	3,999
Dividends to common stockholders	—	—	—	—	(3,604)	—	—	(3,604)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(3,142)	(3,142)
Grant of exchangeability and redemption of limited partnership interests, issuance of 1,746,526 shares	17	—	5,660	—	—	—	3,854	9,531
Issuance of Class A common stock (net of costs), 91,034 shares	1	—	233	—	—	—	6	240
Redemption of FPUs, 26,594 units	—	—	—	—	—	—	(32)	(32)
Repurchase of Class A common stock, 2,259 shares	—	—	—	(5)	—	—	(1)	(6)
Contributions of capital to and from Cantor for equity-based compensation	—	—	85	—	—	—	52	137
Issuance of Class A common stock and RSUs for acquisitions, 41,593 shares	1	—	84	—	—	—	(106)	(21)
Other	—	—	(30)	—	—	—	(245)	(275)
Balance, September 30, 2020	$3,658	$459	$2,317,706	$(315,313)	$(1,237,657)	$(39,405)	$73,177	$802,625

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2020	$3,584	$459	$2,271,947	$(315,308)	$(1,241,754)	$(33,102)	$57,911	$743,737
Consolidated net income (loss)	—	—	—	—	61,794	—	23,727	85,521
Other comprehensive income (loss), net of tax	—	—	—	—	—	(6,303)	164	(6,139)
Equity-based compensation, 914,641 shares	9	—	6,631	—	—	—	3,176	9,816
Dividends to common stockholders	—	—	—	—	(56,814)	—	—	(56,814)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(28,285)	(28,285)
Grant of exchangeability and redemption of limited partnership interests, issuance of 5,820,715 shares	58	—	31,785	—	—	—	16,443	48,286
Issuance of Class A common stock (net of costs), 339,617 shares	4	—	5,155	—	—	—	77	5,236
Redemption of FPUs, 27,844 units	—	—	—	—	—	—	(34)	(34)
Repurchase of Class A common stock, 2,259 shares	—	—	—	(5)	—	—	(1)	(6)
Contributions of capital to and from Cantor for equity-based compensation	—	—	849	—	—	—	593	1,442
Issuance of Class A common stock and RSUs for acquisitions, 327,028 shares	3	—	1,305	—	—	—	69	1,377
Cumulative effect of CECL standard adoption	—	—	—	—	(883)	—	(417)	(1,300)
Other	—	—	34	—	—	—	(246)	(212)
Balance, September 30, 2020	$3,658	$459	$2,317,706	$(315,313)	$(1,237,657)	$(39,405)	$73,177	$802,625

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Dividends declared per share of common stock	$0.01	$0.14	$0.16	$0.42
Dividends declared and paid per share of common stock	$0.01	$0.14	$0.16	$0.42

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months Ended September 30, 2019

(in thousands, except share amounts)

(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, July 1, 2019	$3,484	$459	$2,228,854	$(315,210)	$(1,124,860)	$(26,390)	$85,109	$851,446
Consolidated net income (loss)	—	—	—	—	(3,529)	—	6,089	2,560
Other comprehensive income (loss), net of tax	—	—	—	—	—	(7,262)	(979)	(8,241)
Equity-based compensation, 61,851 shares	1	—	343	—	—	—	166	510
Dividends to common stockholders	—	—	—	—	(48,353)	—	—	(48,353)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(18,469)	(18,469)
Grant of exchangeability and redemption of limited partnership interests, issuance of 4,001,618 shares	39	—	11,933	—	—	—	6,200	18,172
Issuance of Class A common stock (net of costs), 53,810 shares	1	—	212	—	—	—	56	269
Redemption of FPUs, 37,126 units	—	—	—	—	—	—	(169)	(169)
Forfeiture of Class A common stock, 22,046 shares	—	—	(12)	(98)	—	—	(29)	(139)
Contributions of capital to and from Cantor for equity-based compensation	—	—	561	—	—	—	358	919
Issuance of Class A common stock and RSUs for acquisitions, 348.797 shares	3	—	1,904	—	—	—	(971)	936
Other	—	—	94	—	1	—	3	98
Balance, September 30, 2019	$3,528	$459	$2,243,889	$(315,308)	$(1,176,741)	$(33,652)	$77,364	$799,539

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2019	$3,417	$459	$2,208,221	$(314,240)	$(1,105,019)	$(24,465)	$94,801	$863,174
Consolidated net income (loss)	—	—	—	—	71,950	—	39,549	111,499
Other comprehensive income (loss), net of tax	—	—	—	—	—	(9,187)	(1,289)	(10,476)
Equity-based compensation, 383,357 shares	4	—	3,462	—	—	—	1,687	5,153
Dividends to common stockholders	—	—	—	—	(143,673)	—	—	(143,673)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(71,310)	(71,310)
Grant of exchangeability and redemption of limited partnership interests, issuance of 9,701,674 shares	97	—	27,388	—	—	—	14,560	42,045
Issuance of Class A common stock (net of costs), 162,237 shares	2	—	648	—	—	—	175	825
Redemption of FPUs, 42,181 units	—	—	—	—	—	—	(190)	(190)
Repurchase of Class A common stock, 233,172 shares	—	—	—	(970)	—	—	(266)	(1,236)
Forfeiture of Class A common stock, 22,046 shares	—	—	(12)	(98)	—	—	(29)	(139)
Contributions of capital to and from Cantor for equity-based compensation	—	—	464	—	—	—	497	961
Issuance of Class A common stock and RSUs for acquisitions, 848,246 shares	8	—	3,573	—	—	—	(543)	3,038
Other	—	—	145	—	1	—	(278)	(132)
Balance, September 30, 2019	$3,528	$459	$2,243,889	$(315,308)	$(1,176,741)	$(33,652)	$77,364	$799,539

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Organization and Basis of Presentation

Business Overview

BGC Partners, Inc. is a leading global brokerage and financial technology company servicing the global financial markets. Through the Company’s financial service brands, including BGC, GFI, Sunrise Brokers, Besso, Ed Broking, Poten & Partners and RP Martin, among others, the Company specializes in the brokerage of a broad range of products, including fixed income (rates and credit), FX, equity derivatives and cash equities, energy and commodities, insurance, and futures. It also provides a wide variety of services, including trade execution, brokerage, clearing, trade compression, post-trade, information, and other back-office services to a broad assortment of financial and non-financial institutions. BGC Partners’ integrated platform is designed to provide flexibility to customers with regards to price discovery, execution and processing of transactions, and enables them to use Voice, Hybrid, or in many markets, Fully Electronic brokerage services in connection with transactions executed either OTC or through an exchange. Through the Company’s electronic brands, including Fenics, BGC Trader, CreditMatch, Fenics Market Data, BGC Market Data, kACE2, EMBonds, Capitalab, Swaptioniser, CBID and Lucera, BGC Partners offers Fully Electronic brokerage, financial technology solutions, market data, post-trade services and analytics related to financial instruments and markets.

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

The Company previously offered real estate services through its publicly traded subsidiary, Newmark (NASDAQ: NMRK). On November 30, 2018, BGC completed the Spin-Off, with shares of Newmark Class A common stock distributed to the holders of shares of BGC Class A common stock (including directors and executive officers of BGC Partners) of record as of the close of business on the Record Date and shares of Newmark Class B common stock distributed to the holders of shares of BGC Partners Class B common stock (consisting of Cantor and CFGM) of record as of the close of business on the Record Date. The Spin-Off was effective as of 12:01 a.m., New York City time, on the Distribution Date.

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

In the aggregate, BGC Partners distributed 131,886,409 shares of Newmark Class A common stock and 21,285,537 shares of Newmark Class B common stock to BGC’s stockholders in the Spin-Off. These shares of Newmark common stock collectively represented approximately 94% of the total voting power of the outstanding Newmark common stock and approximately 87% of the total economics of the outstanding Newmark common stock, in each case as of the Distribution Date.

On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, to distribute pro-rata all of the 1,458,931 exchangeable limited partnership interests in Newmark Holdings held by BGC Holdings immediately prior to the Distribution Date to its limited partners entitled to receive distributions on their BGC Holdings units who were holders as of the Record Date (including Cantor and executive officers of BGC). The Newmark Holdings units distributed to BGC Holdings partners in the BGC Holdings Distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 449,917 Newmark Holdings units received by Cantor also into shares of Newmark Class B common stock, at the current Exchange Ratio. As of September, 30, 2020, the Exchange Ratio equaled 0.9373 shares of Newmark common stock per Newmark Holdings unit (subject to adjustment).

See Note 1—“Organization and Basis of Presentation” to the Company’s consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K as of December 31, 2019, for further information regarding the transactions related to the IPO and Spin-Off of Newmark.

Following the Spin-Off and the BGC Holdings Distribution, BGC ceased to be a controlling stockholder of Newmark, and BGC and its subsidiaries no longer held any shares of Newmark common stock or other equity interests in Newmark or its subsidiaries. Therefore, the Company no longer consolidates Newmark with its financial results. Cantor continues to control Newmark and its subsidiaries following the Spin-Off and the BGC Holdings Distribution.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income (loss) unless the investments qualify for the new measurement alternative. The guidance also requires entities to record changes in instrument-

specific credit risk for financial liabilities measured under the fair value option in other comprehensive income (loss). In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, to clarify transition and subsequent accounting for equity investments without a readily determinable fair value, among other aspects of the guidance issued in ASU 2016-01. The amendments in ASU 2018-03 were effective for fiscal years beginning January 1, 2018 and interim periods beginning July 1, 2018. The amendments and technical corrections provided in ASU 2018-03 could be adopted concurrently with ASU 2016-01, which was effective for the Company on January 1, 2018. The Company adopted both ASUs on January 1, 2018 using the modified retrospective approach for equity securities with a readily determinable fair value and the prospective method for equity investments without a readily determinable fair value. As a result, upon transition the Company recognized a cumulative-effect adjustment as a decrease to both Retained deficit and Accumulated other comprehensive income (loss) and an increase in Noncontrolling interest in subsidiaries of approximately $2.1 million, $2.9 million, and $0.8 million, respectively, on a pre-tax basis. The tax effect of the impact of the adoption was an increase to both Retained deficit and Accumulated other comprehensive income (loss) and a decrease in Noncontrolling interest in subsidiaries of approximately $0.4 million, $0.6 million, and $0.2 million, respectively.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The standard is expected to reduce complexity and improve comparability of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The ASU also enhances information transparency by making targeted improvements to the related disclosures guidance. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The new standard will become effective for the Company beginning January 1, 2022 and can be applied using either a modified retrospective or a fully retrospective method of transition. Early adoption is permitted, but no earlier than beginning January 1, 2021. Management is currently evaluating the impact of the new standard on the Company’s unaudited condensed consolidated financial statements.
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

As a result of the Separation, limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time who held a BGC Holdings limited partnership interest received a corresponding Newmark Holdings limited partnership interest, determined by the Contribution Ratio, which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2, divided by the Exchange Ratio. Initially, the Exchange Ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the Exchange Ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. The Exchange Ratio as of September 30, 2020 equaled 0.9373.

Founding/Working Partner Units

Founding/Working Partners have FPUs in BGC Holdings and Newmark Holdings. The Company accounts for FPUs outside of permanent capital, as “Redeemable partnership interest,” in the Company’s unaudited condensed consolidated statements of financial condition. This classification is applicable to Founding/Working Partner units because these units are redeemable upon termination of a partner, including a termination of employment, which can be at the option of the partner and not within the control of the issuer.

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

The Company has also awarded certain Preferred Units. Each quarter, the net profits of BGC Holdings and Newmark Holdings are allocated to such units at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation. These allocations are deducted before the calculation and distribution of the quarterly partnership distribution for the remaining partnership interests and are generally contingent upon services being provided by the unit holder. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution. Preferred Units may not be made exchangeable into Class A common stock, and are only entitled to the Preferred Distribution; accordingly they are not included in the fully diluted share count. The quarterly allocations of net income on Preferred Units are reflected the same as those of the LPUs described above in the Company’s unaudited condensed consolidated statements of operations. After deduction of the Preferred Distribution, the remaining partnership units generally receive quarterly allocations of net income based on their weighted-average pro rata share of economic ownership of the operating subsidiaries. Preferred Units are granted in connection with the grant of certain LPUs, such as PSUs, that may be granted exchangeability or redeemed in connection with the issuance of shares of common stock to cover the withholding taxes owed by the unit holder, rather than issuing the gross amount of shares to employees, subject to cashless withholding of shares to pay applicable withholding taxes.

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

General

Certain of the limited partnership interests, described above, have been granted exchangeability into shares of BGC or Newmark Class A common stock, and additional limited partnership interests may become exchangeable into shares of BGC or Newmark Class A common stock. In addition, certain limited partnership interests have been granted the right to exchange into a partnership unit with a capital account, such as HDUs. HDUs have a stated capital account which is initially based on the closing trading price of Class A common stock at the time the HDU is granted. HDUs participate in quarterly partnership distributions and are generally not exchangeable into shares of Class A common stock.

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

3.	Summary of Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, see Note 3—“Summary of Significant Accounting Policies,” in its consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019. Other than the following, during the nine months ended September 30, 2020, there were no significant changes made to the Company’s significant accounting policies.

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

The LGD rate is derived from the Basel Committee’s June 2004 Second Basel Accord on international banking laws and regulations. The Company understands that the LGD assumption is a well-known industry benchmark for unsecured credits, which aligns with the unsecured nature of these receivables. Management considered that historically the Company has collected on substantially all its receivables, and, therefore, the LGD assumption is a reasonable benchmark in absence of internal data from which to develop an LGD measure.

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

Other Acquisitions

During the nine months ended September 30, 2020 and the year ended December 31, 2019, the Company completed several smaller acquisitions. The aggregate consideration paid for these acquisitions was not material to the Company’s unaudited condensed consolidated financial statements.

Total Consideration

The total consideration for all acquisitions during the nine months ended September 30, 2020 was $9.6 million in total fair value which was paid in cash. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of approximately $3.0 million. The goodwill figure includes measurement period adjustments of approximately $(0.1) million recorded during the nine months ended September 30, 2020.

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

During the three months ended March 31, 2019, the Company completed the sale of CSC, which was part of its energy and commodities businesses. As a result of this sale, the Company recognized a $18.4 million gain, which is included in “Gain (loss) on divestiture and sale of investments” in the Company’s unaudited condensed consolidated statements of operations. The Company had no significant gains or losses from divestitures or sale of investments during the three and nine months ended September 30, 2020.
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

Basic Earnings Per Share:

The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic earnings (loss) per share:
Net income (loss) available to common stockholders	$19,381	$(3,529)	$61,794	$71,950
Basic weighted-average shares of common stock outstanding	363,244	346,060	360,629	341,940
Basic earnings (loss) per share	$0.05	$(0.01)	$0.17	$0.21

Fully Diluted Earnings Per Share:

Fully diluted EPS is calculated utilizing net income (loss) available to common stockholders plus net income allocations to the limited partnership interests as the numerator. The denominator comprises the Company’s weighted-average number of outstanding BGC shares of common stock, including contingent shares of BGC common stock, and, if dilutive, the weighted-average number of limited partnership interests, including contingent units of BGC Holdings, and other contracts to issue shares of BGC common stock, including RSUs. The limited partnership interests generally are potentially exchangeable into shares of BGC Class A common stock (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings”) and are entitled to their pro-rata share of earnings after the deduction for the Preferred Distribution; as a result, they are included in the fully diluted EPS computation to the extent that the effect would be dilutive.

The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fully diluted earnings (loss) per share
Net income (loss) available to common stockholders	$19,381	$(3,529)	$61,794	$71,950
Allocations of net income (loss) to limited partnership interests, net of tax	10,194	—	28,476	36,428
Net income (loss) for fully diluted shares	$29,575	$(3,529)	$90,270	$108,378
Weighted-average shares:
Common stock outstanding	363,244	346,060	360,629	341,940
Partnership units[1]	184,642	—	182,394	178,971
RSUs (Treasury stock method)	219	—	221	938
Other	1,139	—	1,231	1,369
Fully diluted weighted-average shares of common stock outstanding	549,244	346,060	544,475	523,218
Fully diluted earnings (loss) per share	$0.05	$(0.01)	$0.17	$0.21

[1]	Partnership units collectively include FPUs, LPUs, and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for more information).

For the three and nine months ended September 30, 2020, 2.7 million and 2.9 million potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three and nine months ended September 30, 2020, comprised RSUs. For the three and nine months ended September 30, 2019, approximately 182.7 million and 0.5 million potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended September 30, 2019, included 180.5 million limited partnership interests and 2.2 million other contracts to issue shares of BGC common stock, including RSUs. Anti-dilutive securities for the nine months ended September 30, 2019, comprised RSUs.

As of September 30, 2020 and 2019, approximately 28.4 million and 15.3 million shares, respectively, of contingent shares of BGC Class A common stock, N units, RSUs, and LPUs were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the respective periods.
7.	Stock Transactions and Unit Redemptions

Class A Common Stock

Changes in shares of BGC Class A common stock outstanding were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shares outstanding at beginning of period	313,323	297,871	307,915	291,475
Share issuances:
Redemptions/exchanges of limited partnership interests[1]	1,747	4,002	5,821	9,702
Vesting of RSUs	115	62	915	383
Acquisitions	42	349	327	848
Other issuances of BGC Class A common stock	90	53	339	162
Treasury stock repurchases	(2)	—	(2)	(233)
Forfeitures of restricted BGC Class A common stock	—	(22)	—	(22)
Shares outstanding at end of period	315,315	302,315	315,315	302,315

[1]

Included in redemptions/exchanges of limited partnership interests for the three months ended September 30, 2020 and 2019 are 0.5 million shares of BGC Class A common stock granted in connection with the cancellation of 0.4 million LPUs, and 2.8 million shares of BGC Class A common stock granted in connection with the cancellation of 3.2 million LPUs, respectively. Included in redemptions/exchanges of limited partnership interests for the nine months ended September 30, 2020 and 2019 are 2.6 million shares of BGC Class A common stock granted in connection with the cancellation of 2.5 million LPUs, and 5.2 million shares of BGC Class A common stock granted in connection with the cancellation of 5.8 million LPUs, respectively. Because LPUs are included in the Company’s fully diluted share count, if dilutive, redemptions/exchanges in connection with the issuance of BGC Class A common stock would not impact the fully diluted number of shares outstanding.

Class B Common Stock

The Company did not issue any shares of BGC Class B common stock during the three and nine months ended September 30, 2020 and 2019. As of September 30, 2020 and December 31, 2019, there were 45,884,380 shares of BGC Class B common stock outstanding.

CEO Program

On March 9, 2018, the Company entered into the March 2018 Sales Agreement, pursuant to which the Company may offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock under the CEO Program. Proceeds from shares of BGC Class A common stock sold under the March 2018 Sales Agreement may be used for the repurchase of shares and the redemptions of limited partnership interests in BGC Holdings, as well as for general corporate purposes, including acquisitions and the repayment of debt. CF&Co is a wholly-owned subsidiary of Cantor and an affiliate of the Company. Under the March 2018 Sales Agreement, the Company has agreed to pay CF&Co up to 2% of the gross proceeds from the sale of shares. The Company did not sell any shares under the March 2018 Sales Agreement during the three months ended September 30, 2020. During the nine months ended September 30, 2020, the Company sold 0.2 million shares under the March 2018 Sales Agreement for aggregate proceeds of $0.7 million, at a weighted-average price of $4.04 per share. As of September 30, 2020, the Company had sold 17.6 million shares of BGC Class A common stock (or $210.6 million) under the March 2018 Sales Agreement. For additional information on the Company’s CEO Program sales agreements, see Note 14—“Related Party Transactions.”

Unit Redemptions and Share Repurchase Program

The Company’s Board and Audit Committee have authorized repurchases of BGC Class A common stock and redemptions of limited partnership interests or other equity interests in the Company’s subsidiaries. On August 1, 2018, the Company’s Board and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $300.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of September 30, 2020, the Company had $251.2 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units.

The table below represents the units redeemed and/or shares repurchased for cash and does not include units redeemed/cancelled in connection with the grant of shares of BGC Class A common stock nor the limited partnership interests exchanged for shares of BGC Class A common stock. The unit redemptions and share repurchases of BGC Class A common stock during the three and nine months ended September 30, 2020 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted-Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Program
Redemptions[1,2]
January 1, 2020—March 31, 2020	235	$4.30
April 1, 2020—June 30, 2020	103	3.05
July 1, 2020—September 30, 2020	1,481	2.80
Total Redemptions	1,819	$3.01
Repurchases[3,4]
January 1, 2020—March 31, 2020	—	$—
April 1, 2020—June 30, 2020	—	—
July 1, 2020—July 31, 2020	2	2.58
August 1, 2020—September 30, 2020	—	—
Total Repurchases	2	2.58
Total Redemptions and Repurchases	1,821	$3.01	$251,206

[1]

During the three months ended September 30, 2020, the Company redeemed 1.5 million LPUs at an aggregate redemption price of $4.1 million for a weighted-average price of $2.81 per unit. During the three months ended September 30, 2020, the Company redeemed 27 thousand FPUs at an aggregate redemption price of $73 thousand for a weighted-average price of $2.74 per unit. During the three months ended September 30, 2019, the Company redeemed 36 thousand LPUs at an aggregate redemption price of $188 thousand for a weighted-average price of $5.19 per unit and 37 thousand FPUs at an aggregate redemption price of $196 thousand for a weighted-average price of $5.28 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 0.5 million and 2.8 million shares of BGC Class A common stock during the three months ended September 30, 2020 and 2019, respectively, nor the limited partnership interests exchanged for 1.3 million and 1.2 million shares of BGC Class A common stock during the three months ended September 30, 2020 and 2019, respectively.

[2]

During the nine months ended September 30, 2020, the Company redeemed 1.8 million LPUs at an aggregate redemption price of $5.4 million for a weighted-average price of $3.02 per unit. During the nine months ended September 30, 2020, the Company redeemed 28 thousand FPUs at an aggregate redemption price of $77 thousand for a weighted-average price of $2.75 per unit. During the nine months ended September 30, 2019, the Company redeemed 1.3 million LPUs at an aggregate redemption price of $7.9 million for a weighted-average price of $5.94 per unit and 42 thousand FPUs at an aggregate redemption price of $226 thousand for a weighted-average price of $5.35 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 2.6 million and 5.2 million shares of BGC Class A common stock during the nine months ended September 30, 2020 and 2019, respectively, nor the limited partnership interests exchanged for 3.1 million and 3.6 million shares of BGC Class A common stock during the nine months ended September 30, 2020 and 2019, respectively.

[3]

During the three and nine months ended September 30, 2020, the Company repurchased 2 thousand shares of BGC Class A common stock at an aggregate price of $6 thousand for a weighted-average price of $2.58 per share.

[4]

The Company did not repurchase any shares of BGC Class A common stock during the three months ended September 30, 2019. During the nine months ended September 30, 2019, the Company repurchased 0.2 million shares of BGC Class A common stock at an aggregate price of $1.2 million for a weighted-average price of $5.30 per share.

Redeemable Partnership Interest

The changes in the carrying amount of FPUs were as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Balance at beginning of period	$23,638	$24,706
Consolidated net income allocated to FPUs	815	1,942
Earnings distributions	(255)	(1,297)
FPUs exchanged	(797)	(733)
FPUs redeemed	(121)	(58)
Balance at end of period	$23,280	$24,560

8.	Securities Owned

Securities owned primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total Securities owned were $58.5 million and $57.5 million as of September 30, 2020 and December 31, 2019, respectively. For additional information, see Note 13—“Fair Value of Financial Assets and Liabilities.”
9.	Collateralized Transactions

Repurchase Agreements

Securities sold under Repurchase Agreements are accounted for as collateralized financing transactions and are recorded at the contractual amount for which the securities will be repurchased, including accrued interest. As of September 30, 2020, Cantor facilitated Repurchase Agreements between the Company and Cantor in the amount of $2.1 million for the purpose of financing fails. U.S. Treasury or other fixed income securities were provided to Cantor as collateral for the fair value of the Repurchase Agreements. These Repurchase Agreements had a maturity date of October 1, 2020. As of December 31, 2019, Cantor had not facilitated any Repurchase Agreements between the Company and Cantor.

Securities Loaned

As of September 30, 2020, the Company did not have any Securities loaned transactions with Cantor. As of December 31, 2019, the Company had Securities loaned transactions of $13.9 million with CF&Co. The fair value of the securities loaned was $13.9 million. As of December 31, 2019, the cash collateral received from Cantor bore an annual interest rate of 2.45%. These transactions had no stated maturity date.

10.	Marketable Securities

Marketable securities consist of the Company’s ownership of equity securities carried at fair value in accordance with ASU 2016-01. The securities had a fair value of $0.3 million and $14.2 million as of September 30, 2020 and December 31, 2019, respectively.

These marketable securities are measured at fair value, with any changes in fair value recognized in earnings and included in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations. The Company recognized realized and unrealized net gains of $25.6 thousand and $0.3 million for the three and nine months ended September 30, 2020, respectively, related to sales of shares and the mark-to-market adjustments on shares. The Company recognized realized and unrealized net gains of $0.4 million and $5.7 million, for the three and nine months ended September 30, 2019, respectively, related to sales of shares, the mark-to-market adjustments on shares and any related hedging transactions, when applicable.

During the nine months ended September 30, 2020 and 2019, the Company sold marketable securities with a fair value of $14.2 million and $24.6 million, respectively, at the time of sale. The Company did not purchase any marketable securities during the nine months ended September 30, 2020 and 2019.

11.	Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers

Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts, including derivative contracts into which the Company may enter to minimize the effect of price changes of the Company’s marketable securities (see Note 12—“Derivatives”). As of September 30, 2020 and December 31, 2019, Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$986,870	$400,713
Receivables from clearing organizations	131,823	134,163
Other receivables from broker-dealers and customers	17,452	12,769
Net pending trades	3,445	1,932
Open derivative contracts	531	1,868
Total	$1,140,121	$551,445
Payables to broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$899,375	$389,458
Payables to clearing organizations	76,204	11,005
Other payables to broker-dealers and customers	10,907	11,950
Open derivative contracts	1,843	4,153
Total	$988,329	$416,566

A portion of these receivables and payables are with Cantor. See Note 14—“Related Party Transactions,” for additional information related to these receivables and payables.

Substantially all open fails to deliver, open fails to receive and pending trade transactions as of September 30, 2020 have subsequently settled at the contracted amounts.
12.	Derivatives

In the normal course of operations, the Company enters into derivative contracts. These derivative contracts primarily consist of FX swaps, FX/commodities options, futures and forwards. The Company enters into derivative contracts to facilitate client transactions, hedge principal positions and facilitate hedging activities of affiliated companies.

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

The fair value of derivative contracts, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	September 30, 2020			December 31, 2019
Derivative contract	Assets	Liabilities	Notional Amounts[1]	Assets	Liabilities	Notional Amounts[1]
FX/commodities options	$271	$—	$5,064	$26	$—	$4,487
Forwards	62	892	191,512	564	1,285	110,051
FX swaps	198	309	589,009	1,278	2,244	555,519
Futures	—	642	9,278,281	—	624	11,106,203
Total	$531	$1,843	$10,063,866	$1,868	$4,153	$11,776,260

[1]	Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of the Company’s derivative activity, and do not represent anticipated losses.

Certain of the Company’s FX swaps are with Cantor. See Note 14—“Related Party Transactions,” for additional information related to these transactions.

The replacement costs of contracts in a gain position were $0.5 million and $1.9 million, as of September 30, 2020 and December 31, 2019, respectively.

The following tables present information about the offsetting of derivative instruments (in thousands):

	September 30, 2020
			Net Amounts Presented in the
	Gross Amounts	Gross Amounts Offset	Statements of Financial Condition[1]
Assets
FX/commodities options	$273	$(2)	$271
Forwards	71	(9)	62
FX swaps	222	(24)	198
Futures	27,092	(27,092)	—
Total derivative assets	$27,658	$(27,127)	$531
Liabilities
FX/commodities options	$2	$(2)	$—
FX swaps	333	(24)	309
Forwards	901	(9)	892
Futures	27,734	(27,092)	642
Total derivative liabilities	$28,970	$(27,127)	$1,843

	December 31, 2019
			Net Amounts Presented in the
	Gross Amounts	Gross Amounts Offset	Statements of Financial Condition[1]
Assets
FX/commodities options	$26	$—	$26
Forwards	706	(142)	564
FX swaps	1,672	(394)	1,278
Futures	2,044	(2,044)	—
Total derivative assets	$4,448	$(2,580)	$1,868
Liabilities
FX swaps	2,638	(394)	2,244
Forwards	1,427	(142)	1,285
Futures	2,668	(2,044)	624
Total derivative liabilities	$6,733	$(2,580)	$4,153

[1]	There were no additional balances in gross amounts not offset as of September 30, 2020 and December 31, 2019.

The change in fair value of derivative contracts is reported as part of “Principal transactions” in the Company’s unaudited condensed consolidated statements of operations. The change in fair value of equity options related to marketable securities is included as part of “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations.

The table below summarizes gains and (losses) on derivative contracts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative contract	2020	2019	2020	2019
Futures	$3,478	$3,720	$8,966	$12,529
Forwards	503	(2,351)	(649)	(4,770)
FX/commodities options	30	114	228	226
FX swaps	46	670	371	1,894
Equity options	—	—	—	318
Gains (losses)	$4,057	$2,153	$8,916	$10,197

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

The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	Assets at Fair Value at September 30, 2020
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Marketable securities	$303	$—	$—	$—	$303
Government debt	57,805	—	—	—	57,805
Securities owned—Equities	79	—	—	—	79
FX/commodities options	273	—	—	(2)	271
Forwards	—	71	—	(9)	62
FX swaps	—	222	—	(24)	198
Futures	—	27,092	—	(27,092)	—
Corporate bonds	—	663	—	—	663
Total	$58,460	$28,048	$—	$(27,127)	$59,381

	Liabilities at Fair Value at September 30, 2020
	Level 1	Level 2	Level 3	Netting and Collateral	Total
FX/commodities options	$2	$—	$—	$(2)	$—
FX swaps	—	333	—	(24)	309
Forwards	—	901	—	(9)	892
Futures	—	27,734	—	(27,092)	642
Contingent consideration	—	—	36,515	—	36,515
Total	$2	$28,968	$36,515	$(27,127)	$38,358

	Assets at Fair Value at December 31, 2019
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Marketable securities	$14,228	$—	$—	$—	$14,228
Government debt	56,761	—	—	—	56,761
Securities owned—Equities	36	—	—	—	36
FX/commodities options	26	—	—	—	26
Forwards	—	706	—	(142)	564
FX swaps	—	1,672	—	(394)	1,278
Futures	—	2,044	—	(2,044)	—
Corporate bonds	—	728	—	—	728
Total	$71,051	$5,150	$—	$(2,580)	$73,621

	Liabilities at Fair Value at December 31, 2019
	Level 1	Level 2	Level 3	Netting and Collateral	Total
FX/commodities options	$—	$—	$—	$—	$—
FX swaps	—	2,638	—	(394)	2,244
Forwards	—	1,427	—	(142)	1,285
Futures	—	2,668	—	(2,044)	624
Contingent consideration	—	—	42,159	—	42,159
Total	$—	$6,733	$42,159	$(2,580)	$46,312

Level 3 Financial Liabilities

Changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended September 30, 2020 were as follows (in thousands):

							Unrealized (gains) losses for the period included in:
	Opening Balance as of July 1, 2020	Total realized and unrealized (gains) losses included in Net income (loss)[1]	Unrealized (gains) losses included in Other comprehensive income (loss)[2]	Purchases/ Issuances	Sales/ Settlements	Closing Balance at September 30, 2020	Net income (loss) on Level 3 Assets / Liabilities Outstanding at September 30, 2020	Other comprehensive income (loss) on Level 3 Assets / Liabilities Outstanding at September 30, 2020
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$35,107	$(1,541)	$—	$—	$(133)	$36,515	$(1,541)	$—

[1]	Realized and unrealized gains (losses) are reported in “Other expenses” and “Other income (loss),” as applicable, in the Company’s unaudited condensed consolidated statements of operations.
[2]	Unrealized gains (losses) are reported in “Foreign currency translation adjustments,” in the Company’s unaudited condensed consolidated statements of comprehensive income (loss).

Changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended September 30, 2019 were as follows (in thousands):

	Opening Balance as of July 1, 2019	Total realized and unrealized (gains) losses included in Net income (loss)	Unrealized (gains) losses included in Other comprehensive income (loss)	Purchases/ Issuances	Sales/ Settlements	Closing Balance at September 30, 2019	Unrealized (gains) losses for the period on Level 3 Assets / Liabilities Outstanding at September 30, 2019
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration[1]	$42,152	$(533)	$7	$—	$(1,652)	$41,026	$(533)

[1]	Realized and unrealized gains (losses) are reported in “Other expenses” and “Other income (loss),” as applicable, in the Company’s unaudited condensed consolidated statements of operations.

Changes in Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2020 were as follows (in thousands):

							Unrealized (gains) losses for the period included in:
	Opening Balance as of January 1, 2020	Total realized and unrealized (gains) losses included in Net income (loss)[1]	Unrealized (gains) losses included in Other comprehensive income (loss)[2]	Purchases/ Issuances	Sales/ Settlements	Closing Balance at September 30, 2020	Net income (loss) on Level 3 Assets / Liabilities Outstanding at September 30, 2020	Other comprehensive income (loss) on Level 3 Assets / Liabilities Outstanding at September 30, 2020
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration[1]	$42,159	$(1,173)	$(67)	$2,959	$(9,843)	$36,515	$(1,173)	$(67)

[1]	Realized and unrealized gains (losses) are reported in “Other expenses” and “Other income (loss),” as applicable, in the Company’s unaudited condensed consolidated statements of operations.
[2]	Unrealized gains (losses) are reported in “Foreign currency translation adjustments,” in the Company’s unaudited condensed consolidated statements of comprehensive income (loss).

Changes in Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2019 were as follows (in thousands):

	Opening Balance as of January 1, 2019	Total realized and unrealized (gains) losses included in Net income (loss)	Unrealized (gains) losses included in Other comprehensive income (loss)	Purchases/ Issuances	Sales/ Settlements	Closing Balance at September 30, 2019	Unrealized (gains) losses for the period on Level 3 Assets / Liabilities Outstanding at September 30, 2019
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration[1]	$45,984	$(4,242)	$14	$—	$(9,186)	$41,026	$(4,242)

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

Quantitative Information About Level 3 Fair Value Measurements on a Recurring Basis

The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value as of September 30, 2020
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Contingent consideration	$—	$36,515	Present value of expected payments	Discount rate[1] Probability of meeting earnout and contingencies	6.8%-10.3% 39%-100%	9.5% 78.9%[2]

[1]	The discount rate is based on the Company’s calculated weighted-average cost of capital.
[2]	The probability of meeting the earnout targets was based on the acquirees’ projected future financial performance, including revenues.

	Fair Value as of December 31, 2019
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Contingent consideration	$—	$42,159	Present value of expected payments	Discount rate Probability of meeting earnout and contingencies	9.2%-10.3% 70%-100%	9.8% 90.2%[1]

[1]	The probability of meeting the earnout targets was based on the acquirees’ projected future financial performance, including revenues.

Information About Uncertainty of Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of September 30, 2020 and December 31, 2019, the present value of expected payments related to the Company’s contingent consideration was $36.5 million and $42.2 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, would be $52.5 million and $54.0 million, as of September 30, 2020 and December 31, 2019, respectively.

Fair Value Measurements on a Non-Recurring Basis

Pursuant to the recognition and measurement guidance for equity investments, effective January 1, 2018, equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. The Company applied the measurement alternative to equity securities with the fair value of $82.4 million and $82.5 million, which were included in “Other assets” in the Company’s unaudited condensed consolidated statements of financial condition as of September 30, 2020 and December 31, 2019, respectively. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.

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

For the three months ended September 30, 2020 and 2019, Cantor’s share of the net profit (loss) in Tower Bridge was $0.9 million and $0.2 million, respectively. For the nine months ended September 30, 2020 and 2019, Cantor’s share of the net profit (loss) in Tower Bridge was $1.1 million and $0.5 million, respectively. This net profit is included as part of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of operations.

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

For the three months ended September 30, 2020 and 2019, the Company recognized related party revenues of $8.8 million and $8.2 million, respectively, for the services provided to Cantor. For the nine months ended September 30, 2020 and 2019, the Company recognized related party revenues of $20.9 million and $21.2 million, respectively, for the services provided to Cantor. These revenues are included as part of “Fees from related parties” in the Company’s unaudited condensed consolidated statements of operations.

In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an employee lease agreement whereby certain employees of Cantor are deemed leased employees of the Company. For the three months ended September 30, 2020 and 2019, the Company was charged $17.0 million and $16.3 million, respectively, for the services provided by Cantor and its affiliates, of which $9.4 million and $9.3 million, respectively, were to cover compensation to leased employees for these periods. For the nine months ended September 30, 2020 and 2019, the Company was charged $48.2 million and $44.1 million, respectively, for the services provided by Cantor and its affiliates, of which $30.0 million and $27.6 million, respectively, were to cover compensation to leased employees for these periods. The fees charged by Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations. The fees charged by Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

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

Prior to and in connection with the Spin-Off, 15.1 million Newmark Holdings interests held by BGC were exchanged into 9.4 million shares of Newmark Class A common stock and 5.4 million shares of Newmark Class B common stock, and 7.0 million Newmark OpCo interests, held by BGC were exchanged into 6.9 million shares of Newmark Class A common stock. These shares of Newmark Class A and Newmark Class B common stock were distributed to the BGC stockholders in the Spin-Off. On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, to distribute in the BGC Holdings Distribution pro rata all of the 1.5 million exchangeable interests of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the BGC Holdings Distribution Date to its limited partners entitled to receive distributions on their BGC Holdings units who were holders of record of such units as of the Record Date (including Cantor and executive officers of BGC). The Newmark Holdings interests distributed to BGC Holdings partners in the BGC Holdings Distribution are exchangeable for shares of Newmark Class A common stock, and, in the case of the 0.4 million Newmark Holdings interests received by Cantor, also into shares of Newmark Class B common stock, at the current Exchange Ratio. As of September 30, 2020, the Exchange Ratio equaled 0.9373 shares of Newmark common stock per Newmark Holdings interest (subject to adjustment).

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

Other Agreements with Cantor

The Company is authorized to enter into short-term arrangements with Cantor to cover any delivery failures in connection with U.S. Treasury securities transactions and to share equally in any net income resulting from such transactions, as well as any similar clearing and settlement issues.  As of September 30, 2020, Cantor facilitated $2.1 million in Repurchase Agreements between the Company and Cantor. As of December 31, 2019, Cantor had not facilitated any Repurchase Agreements between the Company and Cantor.

To more effectively manage the Company’s exposure to changes in FX rates, the Company and Cantor have agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to FX currency hedging between the Company and Cantor. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of the Company and Cantor is utilized to determine the shares of profit or loss allocated to each for the period. During the three months ended September 30, 2020 and 2019, the Company recognized its share of FX gains of $1.1 million and losses of $0.5 million, respectively. During the nine months ended September 30, 2020 and 2019, the Company recognized its share of FX gains of $0.9 million and $0.4 million, respectively. These gains and losses are included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations.

Pursuant to the separation agreement relating to the Company’s acquisition of certain BGC businesses from Cantor in 2008, Cantor has a right, subject to certain conditions, to be the Company’s customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use market data from the Company without any cost. Any future related-party transactions or arrangements between the Company and Cantor are subject to the prior approval by the Audit Committee. During the three months ended September 30, 2020 and 2019, the Company recorded revenues from Cantor entities of $38 thousand and $24 thousand, respectively, related to commissions paid to the Company by Cantor. During the nine months ended

September 30, 2020 and 2019, the Company recorded revenues from Cantor entities of $122 thousand and $171 thousand, respectively, related to commissions paid to the Company by Cantor. These revenues are included as part of “Commissions” in the Company’s unaudited condensed consolidated statements of operations.

The Company and Cantor are authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.

In August 2013, the Audit Committee authorized the Company to invest up to $350.0 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used by the Company from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including policies related to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of both September 30, 2020 and December 31, 2019, the Company did not have any investments in the program.

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

On November 23, 2018, in the Class B Issuance, BGC Partners issued 10,323,366 shares of BGC Partners Class B common stock to Cantor and 712,907 shares of BGC Partners Class B common stock to CFGM, in each case in exchange for shares of BGC Class A common stock owned by Cantor and CFGM, respectively, on a one-to-one basis pursuant to the Exchange Agreement. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Partners by Cantor or CFGM for the Class B Issuance. Following this exchange, Cantor and its affiliates have the right to exchange under the Exchange Agreement up to an aggregate of 23,613,420 shares of BGC Class A common stock, now owned or subsequently acquired, or its Cantor units in BGC Holdings, into shares of BGC Class B common stock. As of September 30, 2020, Cantor and CFGM do not own any shares of BGC Class A common stock.

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

On March 19, 2018, the Company entered into the BGC Credit Agreement with Cantor. The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the previous Credit Facility between BGC and an affiliate of Cantor. On August 6, 2018, the Company entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that could be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2021, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of both September 30, 2020 and December 31, 2019, there were no borrowings by BGC or Cantor outstanding under this Agreement. The Company did not record any interest expense related to the Agreement for the three months ended September 30, 2020. The Company recorded interest expense of $0.4 million for the nine months ended September 30, 2020. The Company did not record any interest income or interest expense related to the agreement for the three and nine months ended September 30, 2019.

As part of the Company’s cash management process, the Company may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of September 30, 2020 and December 31, 2019, the Company had no reverse repurchase agreements.

Receivables from and Payables to Related Broker-Dealers

Amounts due to or from Cantor and Freedom, one of the Company’s equity method investments, are for transactional revenues under a technology and services agreement with Freedom, as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited condensed consolidated statements of financial condition. As of both September 30, 2020 and December 31, 2019, the Company had receivables from Freedom of $1.3 million. As of September 30, 2020 and December 31, 2019, the Company had $0.2 million and $1.3 million, respectively, in receivables from Cantor related to open derivative contracts. As of September 30, 2020 and December 31, 2019, the Company had $0.4 million and $2.0 million, respectively, in payables to Cantor related to open derivative contracts. As of September 30, 2020 and December 31, 2019, the Company had $27.2 million and $2.3 million, respectively, in payables to Cantor related to fails and pending trades.

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

As of September 30, 2020 and December 31, 2019, the aggregate balance of employee loans, net, was $401.6 million and $315.6 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s unaudited condensed consolidated statements of financial condition. Compensation expense for the above-mentioned employee loans for the three months ended September 30, 2020 and 2019 was $11.1 million and $9.3 million, respectively. Compensation expense for the above-mentioned employee loans for the nine months ended September 30, 2020 and 2019 was $42.7 million and $23.3 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

Interest income on the above-mentioned employee loans for the three months ended September 30, 2020 and 2019 was $1.7 million and $1.3 million, respectively. Interest income on the above-mentioned employee loans for the nine months ended September 30, 2020 and 2019 was $6.1 million and $3.5 million, respectively. The interest income related to these employee loans is included as part of “Interest and dividend income” in the Company’s unaudited condensed consolidated statements of operations.

CEO Program and Other Transactions with CF&Co

As discussed in Note 7—“Stock Transactions and Unit Redemptions,” the Company has entered into the March 2018 Sales Agreement with CF&Co, as the Company’s sales agent under the CEO Program. During the three months ended September 30, 2020, the Company did not sell any shares of Class A common stock under the March 2018 Sales Agreement. During the nine months ended September 30, 2020, the Company sold 0.2 million shares under the March 2018 Sales Agreement for aggregate proceeds of $0.7 million, at a weighted-average price of $4.04 per share. During the three months ended September 30, 2019, the Company did not sell any shares under the March 2018 Sales Agreement. During the nine months ended September 30, 2019, the Company sold 0.9 million shares under the CEO Program with CF&Co for aggregate proceeds of $5.3 million, at a weighted-average price of $6.17 per share. For the three months ended September 30, 2020 and 2019, the Company was not charged for services provided by CF&Co related to the CEO Program with CF&Co. For the nine months ended September 30, 2020 and 2019, the Company was charged $7 thousand and $0.1 million, respectively, for services provided by CF&Co related to the CEO Program with CF&Co. The net proceeds of the shares sold are included as part of “Additional paid-in capital” in the Company’s unaudited condensed consolidated statements of financial condition.

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

On October 3, 2014, management was granted approval by Board and Audit Committee to enter into stock loan transactions with CF&Co utilizing equities securities. Such stock loan transactions will bear market terms and rates. As of September 30, 2020, the Company did not have any Securities loaned transactions with CF&Co.  As of December 31, 2019, the Company had Securities loaned transactions of $13.9 million with CF&Co. The fair value of the securities loaned was $13.9 million (see Note 9—“Collateralized Transactions”). As of December 31, 2019, the cash collateral received from CF&Co bore an annual interest rate of 2.45%. These transactions have no stated maturity date. Securities loaned transactions are included in “Securities loaned” in the Company’s unaudited condensed consolidated statements of financial condition.

On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes. In connection with this issuance of the 5.125% Senior Notes, the Company recorded $0.5 million in underwriting fees payable to CF&Co and $18 thousand to CastleOak Securities, L.P. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor purchased $15.0 million of such senior notes and does not hold such notes as of September 30, 2020.

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

On July 10, 2020, the Company issued an aggregate of $300.0 million principal amount of 4.375% Senior Notes. In connection with this issuance of the 4.375% Senior Notes, the Company recorded $0.2 million in underwriting fees payable to CF&Co and $36 thousand to CastleOak Securities, L.P as of September 30, 2020. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes.

On June 11, 2020, the Company’s Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by the Company of up to $50.0 million of Company Debt Securities. Repurchases of Company Debt Securities, if any, are expected to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption. Under the authorization, the Company may make repurchases of Company Debt Securities for cash from time to time in the open market or in privately negotiated transactions upon such terms and at such prices as management may determine. Additionally, the Company is authorized to make any such repurchases of Company Debt Securities through CF&Co (or its affiliates), in its capacity as agent or principal, or such other broker-dealers as management shall determine to utilize from time to time, and such repurchases shall be subject to brokerage commissions which are no higher than standard market commission rates. As of September 30, 2020, the Company had $50.0 million remaining from its debt repurchase authorization.

On August 14, 2020, the Company completed the cash tender offer to purchase its 5.125% Senior Notes. As of the expiration time, $44.0 million aggregate principal amount of the Notes (14.66%) were validly tendered. CF&Co acted as one of the dealer managers for the offer. As a result of this transaction, $14.5 thousand in dealer management fees was payable to CF&Co as of September 30, 2020.

Under rules adopted by the CFTC, all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the NFA and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered FCM. From time to time, the Company’s foreign-based brokers engage in interest rate swap transactions with U.S.-based counterparties, and, therefore, the Company is subject to the CFTC requirements. Mint Brokers has entered into guarantees on behalf of the Company, and the Company is required to indemnify Mint Brokers for the amounts, if any, paid by Mint Brokers on behalf of the Company pursuant to this arrangement. Effective April 1, 2020, these guarantees were transferred to Mint Brokers from CF&Co. During the three months ended September 30, 2020 and 2019, the Company recorded fees of $31 thousand with respect to these guarantees. During the nine months ended September 30, 2020 and 2019, the Company recorded fees of $94 thousand with respect to these guarantees. These fees were included in “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations.

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

As of September 30, 2020, there were 2,390,731 FPUs in BGC Holdings remaining, which BGC Holdings had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

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

On March 2, 2020, the Company granted Sean A. Windeatt 519,725 exchange rights with respect to 519,725 non-exchangeable LPUs that were previously granted to Mr. Windeatt. The resulting 519,725 exchangeable LPUs were immediately exchangeable by Mr. Windeatt for an aggregate of 519,725 shares of BGC Class A common stock. The grant was approved by the Compensation Committee. Additionally, the Compensation Committee approved the right to exchange for cash 97,656 non-exchangeable PLPUs held by Mr. Windeatt, for a payment of $645,779 for taxes when the LPU units are exchanged. On August 5, 2020, the Company redeemed 436,665 exchangeable LPUs held by Mr. Windeatt at the price of $2.90, the closing price of our Class A common stock on August 5, 2020. This transaction was approved by the Compensation Committee. In connection with the redemption of the 436,665 exchangeable LPUs, 96,216 exchangeable PLPUs were redeemed for $637,866 for taxes. In connection with the redemption, 20,849 exchangeable LPUs and 1,440 exchangeable PLPUs were redeemed for zero upon exchange in connection with Mr. Windeatt’s LLP status.

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

Transactions with the Relief Fund

During the year ended December 31, 2015, the Company committed to make charitable contributions to the Cantor Fitzgerald Relief Fund in the amount of $40.0 million, which the Company recorded in “Other expenses” in the Company’s unaudited condensed consolidated statements of operations for the year ended December 31, 2015. As of September 30, 2020 and December 31, 2019, the remaining liability associated with this commitment was $4.5 million and $4.0 million, respectively, which is included in “Accounts payable, accrued and other liabilities” in the Company’s unaudited condensed consolidated statements of financial condition. Further, for the three and nine months ended September 30, 2020, an additional expense and associated liability to the Cantor Fitzgerald Relief Fund was recorded in the amount of $1.1 million.

Other Transactions

The Company is authorized to enter into loans, investments or other credit support arrangements for Aqua, an alternative electronic trading platform that offers new pools of block liquidity to the global equities markets; such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. On February 5, 2020, the Board and Audit Committee increased the authorized amount by an additional $2.0 million, to $19.2 million. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. Aqua is 51% owned by Cantor and 49% owned by the Company. Aqua is accounted for under the equity method. During the three months ended September 30, 2020 and 2019, the Company made $0.5 million and $0.4 million, respectively, in contributions to Aqua. During both the nine months ended September 30, 2020 and 2019, the Company made $1.1 million in contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s unaudited condensed consolidated statements of financial condition.

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

During the three months ended September 30, 2020 and 2019, Lucera recognized $0.1 million and $0.2 million, respectively, in related party revenues from Cantor. During the nine months ended September 30, 2020 and 2019, Lucera recognized $0.4 and $0.5 million, respectively, in related party revenues from Cantor. These revenues are included in “Data, software and post-trade” in the Company’s unaudited condensed consolidated statements of operations.

Newmark Sublease To BGC

In May 2020, BGC U.S. OpCo entered into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark, which sublease was approved by the Audit Committee. The deal is a one-year sublease of approximately 21,000 rentable square feet in New York City. Under the terms of the sublease, BGC U.S. OpCo will pay a fixed rent amount of $1.1 million. In connection with the sublease, BGC U.S. OpCo paid $0.4 million and $0.5 million, respectively, for the three and nine months ended September 30, 2020.

15.	Investments

Equity Method Investments

The carrying value of the Company’s equity method investments was $39.8 million as of September 30, 2020 and $40.0 million as of December 31, 2019, and is included in “Investments” in the Company’s unaudited condensed consolidated statements of financial condition.

The Company recognized gains of  $1.5 million related to its equity method investments for both the three months ended September 30, 2020 and 2019. The Company recognized gains of $3.7 million and $3.1 million related to its equity method investments for the nine months ended September 30, 2020 and 2019, respectively. The Company’s share of the net gains or losses is reflected in “Gains (losses) on equity method investments” in the Company’s unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2020, the Company recorded impairment charges of $0.2 million and $2.7 million, respectively, relating to existing equity method investments. The impairment was recorded in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2019, the Company did not recognize any impairment charges relating to existing equity method investments.

See Note 14—“Related Party Transactions,” for information regarding related party transactions with unconsolidated entities included in the Company’s unaudited condensed consolidated financial statements.

Investments Carried Under Measurement Alternative

The Company has acquired investments for which it did not have the ability to exert significant influence over operating and financial policies of the investees. These investments are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. The carrying value of these investments was $0.4 million as of both September 30, 2020 and December 31, 2019, and they are included in “Investments” in the Company’s unaudited condensed statements of financial condition. The Company did not recognize any gains, losses, or impairments relating to investments carried under the measurement alternative for both the three and nine months ended September 30, 2020 and 2019.

In addition, the Company owns membership shares, which are included in “Other assets” in the Company’s unaudited condensed consolidated statements of financial condition as of September 30, 2020 and December 31, 2019. These equity investments are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. The Company recognized $1.0 million of unrealized losses to reflect observable transactions for these shares during the three months ended September 30, 2020. The Company did not recognize any unrealized gains to reflect observable transactions for these shares during the three months ended September 30, 2019. The Company recognized $1.0 million of unrealized losses and $20.4 million unrealized gains to reflect observable transactions for these shares during the nine months ended September 30, 2020 and 2019, respectively. The unrealized gains (losses) are reflected in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations.

Investments in VIEs

Certain of the Company’s equity method investments are considered VIEs as defined under the accounting guidance for consolidation. The Company is not considered the primary beneficiary of and therefore does not consolidate these VIEs. The Company’s involvement with such entities is in the form of direct equity interests and related agreements. The Company’s maximum exposure to loss with respect to the VIEs is its investment in such entities, as well as a credit facility and a subordinated loan.

The following table sets forth the Company’s investment in its unconsolidated VIEs and the maximum exposure to loss with respect to such entities (in thousands):

	September 30, 2020		December 31, 2019
		Maximum		Maximum
		Exposure to		Exposure to
	Investment	Loss	Investment	Loss
Variable interest entities[1]	$1,278	$2,258	$4,699	$5,679

[1]

The Company has entered into a subordinated loan agreement with Aqua, whereby the Company agreed to lend the principal sum of $980 thousand. The Company’s maximum exposure to loss with respect to its unconsolidated VIEs includes the sum of its equity investments in its unconsolidated VIEs and the $980 thousand subordinated loan to Aqua.

Consolidated VIE

The Company is invested in a limited liability company that is focused on developing a proprietary trading technology. The limited liability company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $6.9 million and $7.4 million as of September 30, 2020 and December 31, 2019, respectively, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $1.7 million and $2.1 million as of September 30, 2020 and December 31, 2019, respectively. The Company’s exposure to economic loss on this VIE was $3.7 million and $2.8 million as of September 30, 2020 and December 31, 2019, respectively.
16.	Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Computer and communications equipment	$97,999	$95,115
Software, including software development costs	249,514	235,230
Leasehold improvements and other fixed assets	126,556	116,231
	474,069	446,576
Less: accumulated depreciation and amortization	(255,415)	(241,735)
Fixed assets, net	$218,654	$204,841

Depreciation expense was $6.3 million and $4.8 million for the three months ended September 30, 2020 and 2019, respectively. Depreciation expense was $18.3 million and $15.2 million for the nine months ended September 30, 2020 and 2019, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

The Company has $5.6 million of asset retirement obligations related to certain of its leasehold improvements as of September 30, 2020. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit adjusted risk-free interest rate in effect when the liability was initially recognized.

For the three months ended September 30, 2020 and 2019, software development costs totaling $12.8 million and $14.5 million, respectively, were capitalized. Amortization of software development costs totaled $7.7 million and $7.2 million for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, software development costs totaling $41.1 million and $30.0 million, respectively, were capitalized. Amortization of software development costs totaled $23.0 million and $20.4 million for the nine months ended September 30, 2020 and 2019, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

Impairment charges of $0.1 million and $0.4 million were recorded for the three months ended September 30, 2020 and 2019, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges of $5.1 million and $1.3 million were recorded for the nine months ended September 30, 2020 and 2019, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

17.	Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill
Balance at December 31, 2019	$553,745
Acquisitions	3,065
Measurement period adjustments	(55)
Cumulative translation adjustment	(3,067)
Balance at September 30, 2020	$553,688

For additional information on Goodwill, See Note 4—“Acquisitions.”

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets.

Other intangible assets consisted of the following (in thousands, except weighted-average remaining life):

	September 30, 2020
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$237,239	$59,127	$178,112	10.6
Technology	24,023	19,174	4,849	1.4
Noncompete agreements	30,122	28,956	1,166	6.2
Patents	12,289	11,995	294	—
All other	30,757	5,708	25,049	8.6
Total definite life intangible assets	334,430	124,960	209,470	10.1
Indefinite life intangible assets:
Trade names	79,570	—	79,570	N/A
Licenses	2,299	—	2,299	N/A
Total indefinite life intangible assets	81,869	—	81,869	N/A
Total	$416,299	$124,960	$291,339	10.1

	December 31, 2019
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$250,788	$57,332	$193,456	11.2
Technology	24,024	16,608	7,416	2.2
Noncompete agreements	30,378	28,198	2,180	4.2
Patents	12,232	11,954	278	0.1
All other	7,552	3,195	4,357	9.4
Total definite life intangible assets	324,974	117,287	207,687	10.8
Indefinite life intangible assets:
Trade names	93,083	—	93,083	N/A
Licenses	2,454	—	2,454	N/A
Total indefinite life intangible assets	95,537	—	95,537	N/A
Total	$420,511	$117,287	$303,224	10.8

Intangible amortization expense was $7.2 million and $8.1 million for the three months ended September 30, 2020 and 2019, respectively. Intangible amortization expense was $21.7 million and $23.1 million for the nine months ended September 30, 2020 and 2019, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations. There were no impairment charges for the Company’s indefinite life intangibles for the three and nine months ended September 30, 2020 and 2019.

The estimated future amortization expense of definite life intangible assets as of September 30, 2020 is as follows (in millions):

2020 (excluding the nine months ended September 30, 2020)	$6.6
2021	24.5
2022	21.6
2023	21.0
2024	21.0
2025 and thereafter	114.8
Total	$209.5

18.	Notes Payable, Other and Short-Term Borrowings

Notes payable, other and short-term borrowings consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Unsecured senior revolving credit agreement	$—	$68,948
5.125% Senior Notes	255,308	298,688
5.375% Senior Notes	446,244	445,247
3.750% Senior Notes	296,701	296,129
4.375% Senior Notes	296,886	—
Collateralized borrowings	23,351	33,675
Total Notes payable and other borrowings	1,318,490	1,142,687
Short-term borrowings	3,546	4,962
Total Notes payable, other and short-term borrowings	$1,322,036	$1,147,649

Unsecured Senior Revolving Credit Agreement

On November 28, 2018, the Company entered into the Revolving Credit Agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, which replaced the existing committed unsecured senior revolving credit agreement. The maturity date of the Revolving Credit Agreement was November 28, 2020, and the maximum revolving loan balance is $350.0 million. Borrowings under this Revolving Credit Agreement bear interest at either LIBOR or a defined base rate plus additional margin. On December 11, 2019, the Company entered into an amendment to the Revolving Credit Agreement. Pursuant to the amendment, the maturity date was extended to February 26, 2021. On February 26, 2020, the Company entered into a second amendment to the Revolving Credit Agreement, pursuant to which, the maturity date was extended by two years to February 26, 2023. There was no change to the interest rate or the maximum revolving loan balance. On July 14, 2020, the Company repaid in full the $225.0 million borrowings outstanding under the Revolving Credit Agreement. As of September 30, 2020, there were no borrowings outstanding under the Revolving Credit Agreement. The average interest rate on the outstanding borrowings was 2.19% and 2.88% for the three and nine months ended September 30, 2020, respectively. The average interest rate on the outstanding borrowings was 4.27% and 4.38% for the three and nine months ended September 30, 2019, respectively. As of December 31, 2019, there was $68.9 million of borrowings outstanding, net of deferred financing costs of $1.1 million, under the Agreement. The Company recorded interest expense related to the Revolving Credit Agreement of $0.9 million and $3.6 million for the three months ended September 30, 2020 and 2019, respectively. The Company recorded interest expense related to the Revolving Credit Agreement of $4.7 million and $8.8 million for the nine months ended September 30, 2020 and 2019, respectively.

Senior Notes

The Company’s Senior Notes are recorded at amortized cost. The carrying amounts and estimated fair values of the Company’s Senior Notes were as follows (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.125% Senior Notes	$255,308	$260,154	$298,688	$311,100
5.375% Senior Notes	446,244	476,730	445,247	482,099
3.750% Senior Notes	296,701	300,330	296,129	300,600
4.375% Senior Notes	296,886	306,090	—	—
Total	$1,295,139	$1,343,304	$1,040,064	$1,093,799

The fair values of the Senior Notes were determined using observable market prices as these securities are traded, and based on whether they are deemed to be actively traded, the 5.125% Senior Notes, the 5.375% Senior Notes, the 3.750% Senior Notes, and the 4.375% Senior Notes are considered Level 2 within the fair value hierarchy.

5.125% Senior Notes

On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes. The 5.125% Senior Notes are general senior unsecured obligations of the Company. The 5.125% Senior Notes bear interest at a rate of 5.125% per year, payable in cash on May 27 and November 27 of each year, commencing November 27, 2016. The 5.125% Senior Notes will mature on May 27, 2021. The Company may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.125% Senior Notes was $295.8 million, net of the discount and debt issuance costs of $4.2 million. The issuance costs are amortized as interest expense, and the carrying value of the 5.125% Senior Notes will accrete up to the face amount over the term of the notes. On August 5, 2020, the Company commenced a cash tender offer for any and all $300.0 million outstanding aggregate principal amount of its 5.125% Senior Notes. On August 11, 2020, the Company’s cash tender offer expired at 5:00 p.m., New York City time. As of the expiration time, $44.0 million aggregate principal amount of the 5.125% Senior Notes were validly tendered. These notes were redeemed on the settlement date of August 14, 2020. The carrying value of the 5.125% Senior Notes as of September 30, 2020 was $255.3 million. The Company recorded interest expense related to the 5.125% Senior Notes of $4.6 million and $4.1 million for the three months ended September 30, 2020 and 2019, respectively. The Company recorded interest expense related to the 5.125% Senior Notes of $12.8 million and $12.1 million for the nine months ended September 30, 2020 and 2019, respectively.

5.375% Senior Notes

On July 24, 2018, the Company issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes. The 5.375% Senior Notes are general senior unsecured obligations of the Company. The 5.375% Senior Notes bear interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The 5.375% Senior Notes will mature on July 24, 2023. The Company may redeem some or all of the 5.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture related to the 5.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes was $444.2 million, net of the discount and debt issuance costs of $5.8 million. The issuance costs are amortized as interest expense, and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 5.375% Senior Notes as of September 30, 2020 was $446.2 million. The Company recorded interest expense related to the 5.375% Senior Notes of $6.4 million for each of the three months ended September 30, 2020 and 2019. The Company recorded interest expense related to the 5.375% Senior Notes of $19.1 million for each of the nine months ended September 30, 2020 and 2019.

3.750% Senior Notes

On September 27, 2019, the Company issued an aggregate of $300.0 million principal amount of 3.750% Senior Notes. The 3.750% Senior Notes are general unsecured obligations of the Company. The 3.750% Senior Notes bear interest at a rate of 3.750% per year, payable in cash on April 1 and October 1 of each year, commencing April 1, 2020. The 3.750% Senior Notes will mature on October 1, 2024. The Company may redeem some or all of the 3.750% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 3.750% Senior Notes was $296.1 million, net of discount and debt issuance costs of $3.9 million. The issuance costs will be amortized as interest expense, and the carrying value of the 3.750% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 3.750% Senior Notes was $296.7 million as of September 30, 2020. The Company recorded interest expense related to the 3.750% Senior Notes of $3.0 million and $9.1 million for the three and nine months ended September 30, 2020, respectively. The Company recorded interest expense related to the 3.750% Senior Notes of $0.1 million for both the three and nine months ended September 30, 2019.

4.375% Senior Notes

On July 10, 2020, the Company issued an aggregate of $300.0 million principal amount of 4.375% Senior Notes. The 4.375% Senior Notes are general unsecured obligations of the Company. The 4.375% Senior Notes bear interest at a rate of 4.375% per year, payable in cash on June 15 and December 15 of each year, commencing December 15, 2020. The 4.375% Senior Notes will mature on December 15, 2025. The Company may redeem some or all of the 4.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices. If a “Change of Control Triggering Event” occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 4.375% Senior Notes was $296.8 million, net of discount and debt issuance costs of $3.2 million. The issuance costs will be amortized as interest expense, and the carrying value of the 4.375% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 4.375% Senior Notes was $296.9 million as of September 30, 2020. The Company recorded interest expense related to the 4.375% Senior Notes of $3.1 million for both the three and nine months ended September 30, 2020. The Company did not record interest expense related to the 4.375% Senior Notes for the three and nine months ended September 30, 2019.

Collateralized Borrowings

On March 13, 2015, the Company entered into a $28.2 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.70% per year and matured on March 13, 2019; therefore, there were no borrowings outstanding as of September 30, 2020 or December 31, 2019. The Company did not record any interest expense related to this arrangement for the three and nine months ended September 30, 2020. The Company did not record any interest expense related to this arrangement for the three months ended September 30, 2019. The Company recorded interest expense related to this arrangement of $30 thousand for the nine months ended September 30, 2019.

On May 31, 2017, the Company entered into a $29.9 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.44% per year and matures on May 31, 2021. As of September 30, 2020 and December 31, 2019, the Company had $5.9 million and $11.7 million, respectively, outstanding related to this arrangement. The book value of the fixed assets pledged as of September 30, 2020 was $1.0 million. The Company recorded interest expense related to this arrangement of $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively. The Company recorded interest expense related to this arrangement of $0.1 million and $0.4 million for the three and nine months ended September 30, 2019, respectively.

On April 8, 2019, the Company entered into a $15.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.77% and matures on April 8, 2023. As of September 30, 2020 and December 31, 2019, the Company had $10.6 million and $13.2 million, respectively, outstanding related to this arrangement. The book value of the fixed assets pledged as of September 30, 2020 was $2.4 million. The Company recorded interest expense related to this arrangement of $0.1 million and $0.4 million for the three and nine months ended September 30, 2020, respectively. The Company recorded interest expense related to this arrangement of $0.1 million and $0.2 million for the three and nine months ended September 30, 2019.

On April 19, 2019, the Company entered into a $10.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.89% and matures on April 19, 2023. As of September 30, 2020 and December 31, 2019, the Company had $6.9 million and $8.8 million, respectively, outstanding related to this arrangement. The book value of the fixed assets pledged as of September 30, 2020 was $3.3 million. The Company recorded interest expense related to this arrangement of $0.1 million and $0.2 million for the three and nine months ended September 30, 2020, respectively. The Company recorded interest expense related to this arrangement of $0.1 million and $0.2 million for the three and nine months ended September 30, 2019.

Short-Term Borrowings

On August 22, 2017, the Company entered into a committed unsecured loan agreement with Itau Unibanco S.A. The agreement provides for short-term loans of up to $3.5 million (BRL 20.0 million). The maturity date of the agreement is February 19, 2021. Borrowings under this agreement bear interest at the Brazilian Interbank offering rate plus 3.30%. As of September 30, 2020 and December 31, 2019, there were $3.5 million (BRL 20.0 million) and $5.0 million (BRL 20.0 million), respectively, of borrowings outstanding under the agreement. As of September 30, 2020, the interest rate was 5.30%. The Company recorded interest expense related to the agreement of $0.1 million for each of the three months ended September 30, 2020 and 2019. The Company recorded interest expense related to the agreement of $0.2 million and $0.4 million for the nine months ended September 30, 2020 and 2019, respectively.

On August 23, 2017, the Company entered into a committed unsecured credit agreement with Itau Unibanco S.A. The agreement provides for an intra-day overdraft credit line up to $8.9 million (BRL 50.0 million). The maturity date of the agreement is December 9, 2020. This agreement bears a fee of 1.48% per year. As of September 30, 2020 and December 31, 2019, there were no borrowings outstanding under this agreement. The Company recorded bank fees related to the agreement of $34 thousand and $31 thousand for the three months ended September 30, 2020 and 2019, respectively. The Company recorded bank fees related to the agreement of $0.1 million for each of the nine months ended September 30, 2020 and 2019.
19.	Compensation

The Compensation Committee may grant various equity-based awards, including RSUs, restricted stock, stock options, LPUs and shares of BGC Class A common stock. Upon vesting of RSUs, issuance of restricted stock, exercise of stock options and redemption/exchange of LPUs, the Company generally issues new shares of BGC Class A common stock.

On June 22, 2016, at the annual meeting of stockholders, the stockholders approved the Equity Plan to increase from 350 million to 400 million the aggregate number of shares of BGC Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. As of September 30, 2020, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 128.2 million shares.

The Company incurred compensation expense related to Class A common stock, LPUs and RSUs held by BGC employees as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Issuance of common stock and grants of exchangeability	$3,554	$24,245	$28,950	$53,368
Allocations of net income[1]	8,213	10,273	12,152	19,599
LPU amortization	18,455	4,213	54,288	17,947
RSU amortization	2,785	1,599	7,640	5,309
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$33,007	$40,330	$103,030	$96,223

1	Certain LPUs generally receive quarterly allocations of net income, including the Preferred Distribution, and are generally contingent upon services being provided by the unit holders.

Limited Partnership Units

A summary of the activity associated with LPUs held by BGC employees is as follows (in thousands):

	BGC LPUs	Newmark LPUs[2]
Balance at December 31, 2019	102,407	14,607
Granted	41,937	—
Redeemed/exchanged units	(7,106)	(650)
Forfeited units	(381)	(105)
Balance at September 30, 2020	136,857	13,852

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

	BGC LPUs	Newmark LPUs
Regular Units	93,257	9,885
Preferred Units	43,600	3,967
Balance at September 30, 2020	136,857	13,852

Issuance of Common Stock and Grants of Exchangeability

Compensation expense related to the issuance of BGC or Newmark Class A common stock and grants of exchangeability on BGC Holdings and Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Issuance of common stock and grants of exchangeability	$3,554	$24,245	$28,950	$53,368

BGC LPUs held by BGC employees may become exchangeable or redeemed for BGC Class A common stock on a one-for-one basis, and Newmark LPUs held by BGC employees may become exchangeable or redeemed for a number of shares of Newmark Class A common stock equal to the number of limited partnership interests multiplied by the then-current Exchange Ratio. As of September 30, 2020, the Exchange Ratio was 0.9373.

A summary of the LPUs redeemed in connection with the issuance of BGC Class A common stock or Newmark Class A common stock (at the then-current Exchange Ratio) or granted exchangeability for BGC Class A common stock or Newmark Class A common stock (at the then-current Exchange Ratio) held by BGC employees is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
BGC Holdings LPUs	614	4,694	5,087	10,515
Newmark Holdings LPUs	104	128	395	470
Total	718	4,822	5,482	10,985

As of September 30, 2020 and December 31, 2019, the number of share-equivalent BGC LPUs exchangeable for shares of BGC Class A common stock at the discretion of the unit holder held by BGC employees was 2.2 million and 3.1 million, respectively. As of September 30, 2020 and December 31, 2019, the number of Newmark LPUs exchangeable into shares of Newmark Class A common stock at the discretion of the unit holder held by BGC employees (at the then-current Exchange Ratio) was 0.6 million and 0.8 million, respectively.

LPU Amortization

Compensation expense related to the amortization of LPUs held by BGC employees is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stated vesting schedule	$18,461	$4,330	$53,197	$18,522
Post-termination payout	(6)	(117)	1,091	(575)
LPU amortization	$18,455	$4,213	$54,288	$17,947

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

A summary of the outstanding LPUs held by BGC employees with a stated vesting schedule that do not receive quarterly allocations of net income is as follows (in thousands):

	September 30, 2020	December 31, 2019
BGC Holdings LPUs	43,684	30,699
Newmark Holdings LPUs	438	1,171

Aggregate estimated grant date fair value – BGC and Newmark Holdings LPUs	$205,360	$138,324

As of September 30, 2020, there was approximately $88.3 million of total unrecognized compensation expense related to unvested BGC and Newmark LPUs held by BGC employees with a stated vesting schedule that do not receive quarterly allocations of net income that is expected to be recognized over 1.94 years.

Compensation expense related to LPUs held by BGC employees with a post-termination pay-out amount, such as REUs, and/or a stated vesting schedule is recognized over the stated service period. These LPUs generally vest between two and five years from the date of grant. As of September 30, 2020, there were 1.3 million outstanding BGC LPUs with a post-termination payout, with a notional value of approximately $12.7 million and an aggregate estimated fair value of $7.3 million, and 0.1 million outstanding Newmark LPUs with a post-termination payout, with a notional value of approximately $0.9 million and an aggregate estimated fair value of $0.3 million. As of December 31, 2019, there were 1.2 million outstanding BGC LPUs with a post-termination payout, with a notional value of approximately $15.3 million and an aggregate estimated fair value of $10.0 million, and 0.1 million outstanding Newmark LPUs with a post-termination payout, with a notional value of approximately $1.0 million and an aggregate estimated fair value of $0.2 million.

Restricted Stock Units

Compensation expense related to RSUs held by BGC employees is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
RSU amortization	$2,785	$1,599	$7,640	$5,309

A summary of the activity associated with RSUs held by BGC employees and directors is as follows (RSUs and dollars in thousands):

	RSUs	Weighted- Average Grant Date Fair Value	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2019	4,478	$5.25	$23,516	2.50
Granted	5,578	3.40	18,967
Delivered	(1,344)	5.83	(7,836)
Forfeited	(458)	4.31	(1,979)
Balance at September 30, 2020	8,254	$3.96	$32,668	2.60

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

For the RSUs that vested during the three months ended September 30, 2020 and 2019, the Company withheld shares of Class A common stock valued at $69 thousand and $36 thousand to pay taxes due at the time of vesting. For the RSUs that vested during the nine months ended September 30, 2020 and 2019, the Company withheld shares of Class A common stock valued at $1.8 million and $0.5 million to pay taxes due at the time of vesting. As of September 30, 2020, there was approximately $28.5 million of total unrecognized compensation expense related to unvested RSUs held by BGC employees and directors that is expected to be recognized over a weighted-average period of 2.60 years.

Acquisitions

In connection with certain of its acquisitions, the Company has granted certain LPUs and RSUs. As of September 30, 2020 and December 31, 2019, the aggregate estimated fair value of these acquisition-related LPUs and RSUs was $8.7 million and $10.7 million, respectively. The liability for such acquisition-related LPUs and RSUs is included in “Accounts payable, accrued and other liabilities” on the Company’s unaudited condensed consolidated statements of financial condition.

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

During the three and nine months ended September 30, 2020, no BGC or Newmark restricted shares held by BGC employees were forfeited in connection with this provision, respectively. During the three and nine months ended September 30, 2019, 22 thousand BGC or Newmark restricted shares held by BGC employees were forfeited in connection with this provision. During the three months ended September 30, 2020 and 2019, the Company released the restrictions with respect to 0.1 million and 0.1 million of such BGC shares held by BGC employees, respectively. During the nine months ended September 30, 2020 and 2019, the Company released the restrictions with respect to 0.5 million and 0.6 million of such BGC shares held by BGC employees, respectively. As of September 30, 2020 and December 31, 2019, there were 5.3 million and 6.4 million of such restricted BGC shares held by BGC employees outstanding, respectively. Additionally, during the three months ended September 30, 2020 and 2019, Newmark released the restrictions with respect to 55 thousand and 42 thousand, respectively, of restricted Newmark shares held by BGC employees. Additionally, during the nine months ended September 30, 2020 and 2019, Newmark released the restrictions with respect to 0.2 million and 0.3 million, respectively, of restricted Newmark shares held by BGC employees.

Deferred Compensation

The Company maintains a deferred cash award program, which provides for the grant of deferred cash incentive compensation to eligible employees. The Company may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period.

The total compensation expense recognized in relation to the deferred cash compensation awards for the three months ended September 30, 2020 and 2019 was $0.1 million and $0.6 million, respectively. The total compensation expense recognized in relation to the deferred cash compensation awards for the nine months ended September 30, 2020 and 2019 was $0.5 million and $1.2 million, respectively. As of September 30, 2020 and December 31, 2019, the total liability for the deferred cash compensation awards was $3.7 million and $3.5 million, respectively, which is included in “Accrued compensation” on the Company’s unaudited condensed consolidated statements of financial condition. As of September 30, 2020, total unrecognized compensation cost related to deferred cash compensation, prior to the consideration of forfeitures, was approximately $0.7  million and is expected to be recognized over a weighted-average period of 1.50 years.
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

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacts, that are used in lieu of margin and deposits with those clearing organizations. As of September 30, 2020 and December 31, 2019, the Company was contingently liable for $1.0 million and $2.3 million, respectively, under these letters of credit.

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

Insurance

The Company is self-insured for health care claims, up to a stop-loss amount for eligible participating employees and qualified dependents in the U.S., subject to deductibles and limitations. The Company’s liability for claims incurred but not reported is determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $1.8 million in health care claims as of both September 30, 2020 and December 31, 2019. The Company does not expect health care claims to have a material impact on its financial condition, results of operations, or cash flows.

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

Indemnifications

In connection with the sale of eSpeed, the Company has indemnified Nasdaq for amounts over a defined threshold against damages arising from breaches of representations, warranties and covenants. In addition, in connection with the acquisition of GFI, the Company has indemnified the directors and officers of GFI. As of September 30, 2020, no contingent liability has been recorded in the Company’s unaudited condensed consolidated statements of financial condition for these indemnifications, as the potential for being required to make payments under these indemnifications is remote.
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

As of September 30, 2020 and December 31, 2019, the Company’s unrecognized tax benefits, excluding related interest and penalties, were $10.9 million and $10.5 million, respectively, all of which, if recognized, would affect the effective tax rate. The Company is currently open to examination by tax authorities in U.S. federal, state and local jurisdictions and certain non-U.S. jurisdictions for tax years beginning 2008, 2009 and 2012, respectively. The Company is currently under examination by tax authorities in the U.S. Federal and certain state and local jurisdictions. The Company does not believe that the amounts of unrecognized tax benefits will materially change over the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits in “Provision (benefit) for income taxes” in the Company’s unaudited condensed consolidated statements of operations. As of both September 30, 2020 and December 31, 2019, the Company had accrued $2.3 million for income tax-related interest and penalties.

22.	Regulatory Requirements

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or FCMs subject to Rule 15c3-1 of the SEC and Rule 1.17 of the CFTC, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of September 30, 2020, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain U.K. and European subsidiaries of the Company are regulated by the FCA and must maintain financial resources (as defined by the FCA) in excess of the total financial resources requirement of the FCA. As of September 30, 2020, the U.K. and European subsidiaries had financial resources in excess of their requirements.

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

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of September 30, 2020, the Company’s regulated subsidiaries held $682.2 million of net assets. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $385.2 million.
23.	Segment, Geographic and Product Information

Segment Information

The Company currently operates its business in one reportable segment, by providing brokerage services to the financial markets, integrated Voice, Hybrid and Fully Electronic brokerage in a broad range of products, including fixed income (rates and credit), FX, equity derivatives and cash equities, insurance, energy and commodities, and futures. It also provides a wide range of services, including trade execution, brokerage, clearing, trade compression, post-trade, information, consulting, and other back-office services to a broad range of financial and non-financial institutions.

Geographic Information

The Company offers products and services in the U.S., U.K., Asia (including Australia), Other Europe, MEA, France, and Other Americas. Information regarding revenues is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
U.S.	$113,548	$134,230	$402,903	$426,221
U.K.	192,271	212,121	657,367	666,374
Asia	75,892	84,730	240,080	258,594
Other Europe/MEA	36,275	53,374	149,420	157,566
France	23,905	21,724	84,126	64,343
Other Americas	13,148	14,958	43,398	43,977
Total revenues	$455,039	$521,137	$1,577,294	$1,617,075

Information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; ROU assets; certain other investments; goodwill; other intangible assets, net of accumulated amortization; and rent and other deposits) in the geographic areas is as follows (in thousands):

	September 30,	December 31,
	2020	2019
Long-lived assets:
U.S.	$773,718	$766,315
U.K.	645,284	595,571
Asia	128,275	122,564
Other Europe/MEA	59,065	38,994
France	27,845	21,877
Other Americas	16,652	19,595
Total long-lived assets	$1,650,839	$1,564,916

Product Information

The Company’s business is based on the products and services provided and reflect the manner in which financial information is evaluated by management.

The Company specializes in the brokerage of a broad range of products, including fixed income (rates and credit), FX, equity derivatives and cash equities, insurance, energy and commodities, and futures. It also provides a wide range of services, including trade execution, broker-dealer services, clearing, trade compression, post-trade, information, consulting, and other back-office services to a broad range of financial and non-financial institutions.

Product information regarding revenues is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rates	$119,325	$156,765	$419,599	$465,335
Credit	68,053	72,382	261,022	236,275
FX	73,281	86,492	242,040	289,949
Energy and commodities	65,871	73,012	220,935	217,241
Insurance	43,269	39,692	133,888	112,513
Equities derivatives and cash equities	47,410	56,958	190,984	191,806
Total brokerage revenues	$417,209	$485,301	$1,468,468	$1,513,119
All other revenues	37,830	35,836	108,826	103,956
Total revenues	$455,039	$521,137	$1,577,294	$1,617,075

24.	Revenues from Contracts with Customers

The following table presents the Company’s total revenues separated between revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues from contracts with customers:
Commissions	$352,027	$409,765	$1,190,522	$1,262,921
Data, software, and post-trade	21,523	18,364	61,060	55,015
Fees from related parties	8,814	8,208	20,897	21,224
Other revenues	4,077	4,162	11,427	9,462
Total revenues from contracts with customers	386,441	440,499	1,283,906	1,348,622
Other sources of revenues:
Principal transactions	65,182	75,536	277,946	250,198
Interest and dividend income	2,418	3,976	13,115	15,454
Other revenues	998	1,126	2,327	2,801
Total revenues	$455,039	$521,137	$1,577,294	$1,617,075

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

The Company had receivables related to revenues from contracts with customers of $689.0 million and $778.4 million at September 30, 2020 and December 31, 2019, respectively. The Company had no impairments related to these receivables during the three and nine months ended September 30, 2020 and 2019.

The Company’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at September 30, 2020 and December 31, 2019 was $15.2 million and $12.9 million, respectively. During the three months ended September 30, 2020 and 2019, the Company recognized revenue of $7.1 million and $7.3 million, respectively, that was recorded as deferred revenue at the beginning of the period. During the nine months ended September 30, 2020 and 2019, the Company recognized revenue of $8.0 million and $8.8 million, respectively that was recorded as deferred revenue at the beginning of the period.

Contract Costs

The Company capitalizes costs to fulfill contracts associated with different lines of its business where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.

At both September 30, 2020 and December 31, 2019, there were $1.4 million of capitalized costs recognized to fulfill a contract.
25.	Leases

The Company, acting as a lessee, has operating leases primarily relating to office space, data centers and office equipment. The leases have remaining lease terms of 0.2 year to 18.9 years, some of which include options to extend the leases in 1 to 10 year increments for up to 10 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term, and variable lease expense not included in the lease payment measurement is recognized as incurred. All leases were classified as operating leases as of September 30, 2020.

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

As of September 30, 2020 the Company did not have any leases that have not yet commenced but that create significant rights and obligations.

Supplemental information related to the Company’s operating leases is as follows (in thousands):

	Classification in Unaudited Condensed Consolidated Statements of Financial Condition	September 30, 2020	December 31, 2019
Assets
Operating lease ROU assets	Other assets	$157,756	$169,065
Liabilities
Operating lease liabilities	Accounts payable, accrued and other liabilities	$179,719	$187,398

	September 30, 2020	December 31, 2019
Weighted-average remaining lease term
Operating leases (years)	6.7	7.3
Weighted-average discount rate
Operating leases	4.9%	4.9%

The components of lease expense are as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification in Unaudited Condensed Consolidated Statements of Operations	2020	2019	2020	2019
Operating lease cost	Occupancy and equipment	$10,515	$11,876	$31,179	$36,013

Short-term lease expense is not material.

The following table shows the Company’s maturity analysis of its operating lease liabilities (in thousands):

September 30, 2020
2020 (excluding the nine months ended September 30, 2020)	$8,036
2021	32,861
2022	29,621
2023	24,210
2024	19,655
Thereafter	122,737
Total	$237,120
Interest	(57,401)
Total	$179,719

The following table shows cash flow information related to lease liabilities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash paid for obligations included in the measurement of lease liabilities	$8,913	$11,033	$28,937	$33,937

26.	Current Expected Credit Losses (CECL)

The CECL reserve reflects management’s current estimate of potential credit losses related to the receivable balances included in the Company’s unaudited condensed consolidated statements of financial condition. See Note 3—“Summary of Significant Accounting Policies” for further discussion of the CECL reserve methodology.

As described in Note 1—“Organization and Basis of Presentation,” upon adoption of the new CECL guidance on January 1, 2020, the Company recognized an initial CECL reserve of approximately $1.9 million, of which, $1.1 million was in “Loans, forgivable loans and other receivables from employees and partners, net,” and $0.8 million was in “Accrued commissions and other receivables, net,” against its receivables portfolio with a corresponding charge to “Retained deficit” on the Company’s unaudited condensed consolidated statements of changes in equity.

As required, any subsequent changes to the CECL reserve are recognized in “Net income (loss) available to common stockholders” in the Company’s unaudited condensed consolidated statements of operations. During the three and nine months ended September 30, 2020, the Company recorded a decrease of approximately $0.4 million and an increase of approximately $0.9 million in the CECL reserve against the receivables portfolio, respectively, bringing the Company’s total CECL reserve to approximately $2.9 million as of September 30, 2020. This total CECL reserve is comprised of $1.8 million for “Loans, forgivable loans and other receivables from employees and partners, net” and $1.1 million for “Accrued commissions and other receivables, net.” For the three and nine months ended September 30, 2020, there was a decrease of $0.7 million and an increase of $0.6 million, respectively, in the CECL reserve pertaining to “Loans, forgivable loans and other receivables from employees and partners, net” as a result of employee terminations, bringing the CECL reserve recorded pertaining to “Loans, forgivable loans and other receivables from employees and partners, net” to $1.8 million as of September 30, 2020. For each of the three and nine months ended September 30, 2020, there was an increase of $0.3 million in the CECL reserve against “Accrued commissions and other receivables, net,” which reflected the updated macroeconomic assumptions resulting from the COVID-19 pandemic, and the downward credit rating migration of certain receivables in the portfolio, bringing the CECL reserve recorded pertaining to “Accrued commissions and other receivables, net” to $1.1 million as of September 30, 2020.

27.	Subsequent Events

Third Quarter 2020 Dividend

On October 27, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.01 per share for the third quarter of 2020, payable on December 1, 2020 to BGC Class A and Class B common stockholders of record as of November 17, 2020.

Appointment of Vice Chairman and Transition of President

Effective October 1, 2020, Shaun Lynn was appointed Vice Chairman of the Company, transitioning from his role of President. Mr. Lynn continues to work for the Company on matters including strategy and corporate development.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of BGC Partners’ financial condition and results of operations should be read together with BGC Partners, Inc.’s unaudited condensed consolidated financial statements and notes to those statements, as well as the cautionary statements relating to forward-looking statements included in this report. When used herein, the terms “BGC Partners,” “BGC,” the “Company,” “we,” “us” and “our” refer to BGC Partners, Inc., including consolidated subsidiaries.

This discussion summarizes the significant factors affecting our results of operations and financial condition as of and during the three and nine months ended September 30, 2020 and 2019. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW AND BUSINESS ENVIRONMENT

We are a leading global brokerage and financial technology company servicing the global financial markets.

Through brands including BGC®, GFI®, Sunrise™, Besso™, Ed Broking®, Poten & Partners™ and RP Martin™, among others, our businesses specialize in the brokerage of a broad range of products, including fixed income such as government bonds, corporate bonds, and other debt instruments, as well as related interest rate derivatives and credit derivatives. We also broker products across FX, equity derivatives and cash equities, energy and commodities, shipping, insurance, and futures and options. Our businesses also provide a wide variety of services, including trade execution, brokerage services, clearing, compression and other post-trade services, information, and other back-office services to a broad assortment of financial and non-financial institutions. Our integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use Voice, Hybrid, or in many markets, Fully Electronic brokerage services in connection with transactions executed either OTC or through an exchange. Through our Fenics® group of electronic brands, we offer a number of market infrastructure and connectivity services, Fully Electronic marketplaces, and the Fully Electronic brokerage of certain products that also may trade via Voice and Hybrid execution. The full suite of Fenics® offerings include Fully Electronic brokerage, market data and related information services, compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions. Fenics® brands operate under the names Fenics®, BGC Trader™, CreditMatch®, Fenics MD™, BGC Market Data™, kACE2®, EMBonds®, Capitalab®, Swaptioniser®, CBID® and Lucera®.

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

As of September 30, 2020, we had over 2,800 brokers, salespeople, managers and other front-office personnel across our businesses.

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

Nasdaq Transaction

On June 28, 2013, we completed the sale of certain assets to Nasdaq, which purchased certain assets and assumed certain liabilities from us and our affiliates, including the eSpeed brand name and various assets comprising the Fully Electronic portion of our benchmark on-

the-run U.S. Treasury brokerage, market data and co-location service businesses. See “Nasdaq Transaction” under “Overview and Business Environment” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 for further information.

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

Historically, technology-based product growth has led to higher margins and greater profits over time for exchanges and wholesale financial intermediaries alike, even if overall Company revenues remain consistent. This is largely because automated and electronic trading efficiency allows the same number of employees to manage a greater volume of trades as the marginal cost of incremental trading activity falls. Over time, the conversion of exchange-traded and OTC markets to Fully Electronic trading has also led, on average, to an increase in volumes which offset lower commissions, and thus often to similar or higher overall revenues. We have been a pioneer in creating and encouraging Hybrid and Fully Electronic execution, and we continually work with our customers to expand such trading across more asset classes and geographies.

Outside of U.S. Treasuries and spot FX, the banks and financial firms that dominate the OTC markets had, until recent years, generally been hesitant in adopting electronically traded products. However, banks, broker-dealers, and other professional trading firms are now much more active in Hybrid and Fully Electronically traded markets across various OTC products, including credit derivative indices, FX derivatives, non-U.S. sovereign bonds, corporate bonds, and interest rate derivatives. These electronic markets have grown as a percentage of overall industry volumes for the past few years as firms like BGC have invested in the kinds of technology favored by our customers. Regulation in Asia, Europe and the U.S. regarding banking, capital markets, and OTC derivatives has accelerated the adoption of Fully Electronic execution, and we expect this demand to continue. We also believe that new clients, beyond our large bank customer base, will primarily transact electronically across our Fenics platforms.

The combination of wider adoption of Hybrid and Fully Electronic execution and our competitive advantage in terms of technology and experience has contributed to our strong gains in electronically traded products. We continue to invest in Hybrid and Fully Electronic technology broadly across our product categories, not only expanding existing product offerings, but also launching new platforms with market leading protocols and functionality, which we believe will be game changing in the sector. Fenics has exhibited strong growth over the past several years, and we believe that this growth has outpaced the wholesale brokerage industry as a whole. We expect this trend to accelerate as we convert more of our Voice and Hybrid execution into Fully Electronic execution across our Fenics platforms.

We expect to benefit from the secular trend towards electronic trading, increased demand for market data, and the need for increased connectivity, automation and post-trade services. We continue to onboard new customers as the opportunities created by electronic and algorithmic trading continue to transform our industry. We continue to roll out our next-gen Fenics brokerage platforms across more products and geographies with the goal of seamlessly integrating Voice liquidity with customer electronic orders either by a graphical user interface, application programming interface, or web-based interface, and we expect to have continued success converting Voice/Hybrid desks over time as we roll out these platforms across more products and geographies.

We have continued to invest in our newer Fenics stand-alone Fully Electronic offerings, which currently include:

•

Fenics GO, our electronic trading platform, which provides live, real-time and tradeable two-way electronic liquidity for exchange-listed futures and options, such as Eurex EURO STOXX 50 Index Options, NIKKEI 225, and related Delta One strategies. In July of this year, Fenics GO added Susquehanna International Securities (SIG), which joined DRW, Lighthouse, Citadel Securities, IMC, Maven Securities, and Optiver as electronic liquidity providers. Our Fenics GO fully electronic options trading platform more than tripled its volumes since the first quarter of 2020. In its short time since going live, we estimate that, as of September 30, 2020, Fenics GO commanded over 6% and 13% market share in EURO STOXX 50 and NIKKEI 225 front-month block-sized options, respectively. Fenics GO’s market share is based on estimated Euro Stoxx 50 and Nikkei 225 IDB block-sized transactions for “front-month” option volume, which refers to the nearest expiration date for an options contract (within 32 days of expiration);

•

Fenics UST, which generated notional volume growth of more than 86% for the nine months ended September 30, 2020. This compares with an increase of 4% for overall primary dealer U.S. Treasury volumes. Primary dealer volumes are based on data from the Securities Industry and Financial Markets Association. Fenics UST is now the second largest CLOB platform for U.S. Treasuries. CLOB market share is based on BGC’s estimates and data from Greenwich Associates for the U.S. Treasury volumes of Fenics UST, CME BrokerTec, Nasdaq Fixed Income, and Tradeweb’s Dealerweb platform. Including these CLOB platforms as well as the volumes of platforms using other fully electronic U.S. Treasury trading protocols, Fenics UST increased its market share from 4.3% to 5.8% year-on-year in September 2020, per Greenwich Associates. Fenics UST is estimated to have saved our clients approximately $115 million from January 2019 through September 2020 by offering the tightest spreads in the market. As a result of our continued technological innovations and strong client support, we expect both volumes and market share to continue to outperform the overall market;

•	Our expanded Fenics FX platforms, including MidFX, Spot, FX Options, and non-deliverable and FX forwards;
•

Lucera, which is our software-defined network, offering the trading community direct connectivity to each other. Lucera has a fully built, scalable infrastructure that provides clients electronic trading connectivity with their counterparties within two days, as opposed to months, and at a significantly lower cost. Lucera Connect is quickly becoming the industry standard for the FX market;
•	Capitalab’s interest rate and equity options compression, FX matching and initial margin optimization services; and
•

Algomi, acquired in March 2020, which is a dealer-to-client credit marketplace for banks streaming to buy-side clients, and provides the buy-side aggregated access to broad bank liquidity. This subscription SaaS improves their workflow and liquidity through data aggregation, pre-trade information analysis, and execution facilitation. We are integrating this business with our existing Lucera SaaS connectivity subscription service in order to provide both data and execution capabilities directly between banks/dealers and their buy-side customers.

Collectively, our newer Fenics offerings, such as those listed above, are not yet fully up to scale, and are not yet generating significant revenues. As we expand our product offerings, optimize our commercial agreements, and add new clients across our electronic platforms, we continue to expect profitability in our newer Fenics stand-alone businesses, which includes Fenics UST, Fenics GO, and Lucera, to improve by $40 million and collectively break-even next year. Over time, we expect these new products and services to become profitable, high-margin businesses as their scale and revenues increase, all else equal.

During the second quarter of 2020, we introduced Fenics Integrated, which seamlessly integrates hybrid liquidity with customer electronic orders either by GUI and/or API. Desks are categorized as “Fenics Integrated” if they utilize sufficient levels of technology such that significant amounts of their transactions can be or are executed without broker intervention and have expected pre-tax margins of at least 25%. Fenics brokerage revenues include revenues from Fenics Integrated from the second quarter of 2020 onward. We believe that Fenics Integrated will enhance profit margins by further incentivizing our brokers and clients to automate execution and create superior real-time information and improve the robustness and value of Fenics Market Data, which will accelerate our growth rate.

Net revenues in our Fully Electronic businesses across brokerage, data, software, and post-trade increased 19.0% to $79.5 million and 8.4% to $233.5 million for the three and nine months ended September 30, 2020, respectively, compared to the prior year periods. Within our Fenics business, total revenues from our high-margin data, software, and post-trade business, which is predominately comprised of recurring revenue, were up 17.2% and 11.0% for the three and nine months ended September 30, 2020, respectively, over the prior year periods, primarily driven by Lucera’s Connect platform winning new SaaS client contracts and the acquisition of Algomi. Going forward, we expect Fenics to become an even more valuable part of BGC as it continues to grow. We continue to analyze how to optimally configure our Voice/Hybrid and Fully Electronic businesses.

Possible Corporation Conversion

The Company continues to explore a possible conversion into a simpler corporate structure. An important factor will be any significant change in taxation policy in any of the major jurisdictions in which the Company operates and its stakeholders reside, particularly the United States whose tax policies are likely to be affected by the outcome of the elections on November 3, 2020. This quarter, the Company will continue to work with regulators, lenders, and rating agencies regarding any possible conversion. BGC’s board committees will review potential transaction arrangements.

Cost Reduction Program

The Company is continuing to examine how best to operate our business with the goal of reducing expenses. During the first quarter of 2020, we implemented a $35.0 million cost reduction program to reduce our compensation-related cost base and streamline our operations, which resulted in $2.5 million and $32.0 million of U.S. GAAP compensation charges recorded in the three and nine months ended September 30, 2020, respectively. U.S. GAAP items recorded may include:

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

Due largely to the impacts of the global financial crises of 2008-2009, our businesses had faced more challenging market conditions from 2009 until the second half of 2016. Accommodative monetary policies were enacted by several major central banks, including the Federal Reserve, Bank of England, Bank of Japan and the European Central Bank, in response to the global financial crises. These policies resulted in historically low levels of volatility and interest rates across many of the financial markets in which we operate. The global credit markets also faced structural issues, such as increased bank capital requirements under Basel III. Consequently, these factors contributed to lower trading volumes in our rates and credit asset classes across most geographies in which we operated.

From mid-2016 until the first quarter of 2020, the overall financial services industry benefited from sustained economic growth, a lower unemployment rate in most major economies, higher consumer spending, the modification or repeal of certain U.S. regulations, and higher overall corporate profitability. In addition, the secular trend towards digitalization and electronification within the industry contributed to higher overall volumes and transaction count in Fully Electronic execution. From the second quarter of 2020 onward, concerns about the future trade relationship between the U.K. and the EU after Brexit, a slowdown in global growth driven by the outbreak of COVID-19, and an increase in trade protectionism are tempered by expectations of monetary and fiscal stimulus.

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

•	The Company provides ongoing informational COVID-19 related messages and notices.
•	Where applicable, BGC is applying more frequent and vigorous cleaning and sanitation measures and providing personal protective equipment (PPE).
•	Internal and external meetings are generally conducted virtually or via phone calls.
•	Non-essential business travel, has been restricted since the beginning of March this year, particularly to areas most affected by the pandemic.
•	BGC has deferred and is continuing to defer corporate events and participation in industry conferences.
•	BGC is deploying clinical staff internally to support its employees and requiring self-quarantine.
•	The Company’s medical plans have waived applicable member cost sharing for all diagnostic testing related to COVID-19.
•	BGC continues to pay medical, dental, vision, and life insurance contributions for furloughed employees.
•	The Company has reminded employees about its Employee Assistance Program and the ways it can assist them during this challenging time. There is a zero co-pay for Teladoc mental health visits.
•	BGC provides paid leave in accordance with its policies and applicable COVID-19-related laws and regulations.

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

Impact of COVID-19 on the Company’s Results

Revenues

Voice/Hybrid and/or Fully Electronic Brokerage

Our revenues were adversely impacted in the third quarter of 2020 as a result of COVID-19 and its impact on the macroeconomic environment, including interest rates, FX, and oil prices. We had lower year-on-year secondary trading volumes in certain markets on our rates, FX, credit, and equity derivatives and cash equities businesses, while historically low prices across energy and commodities reduced demand for underlying product hedges. In addition, BGC and our clients faced continued dislocations due to COVID-19.

In the third quarter of 2020, Fenics net revenues increased 19% driven by double-digit growth in electronic brokerage and data, software, and post-trade. Our insurance brokerage business benefitted from favorable pricing trends and improved productivity from previously hired brokers and salespeople.

Certain key items are summarized below:

•	Revenues across rates, credit, FX, equity derivatives and cash equities, energy, and commodities are generally correlated with corresponding industry volumes.
•	The elevated levels of government and corporate debt issuance currently underway are expected to benefit BGC’s rates and credit businesses in the long-term.
•	Conversely, additional quantitative easing measures taken by central banks around the world have lowered and may continue to lower market volumes.
•	Uniformly low or negative interest rates and quantitative easing measures in many major economies have negatively impacted and may continue to negatively impact global rates and FX volumes.
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

Overall Fenics

•	BGC’s Fenics business continued to demonstrate strength and resilience, outperforming a challenging macro trading backdrop in the third quarter of 2020.
•	Fenics has benefited and is expected to continue to benefit from secular trend towards electronic execution and opportunities created by algorithmic trading and automation.
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
•

The pace of adoption of certain financial technology offerings may slow in the short-term due to physical dislocations experienced by BGC’s employees and clients as a result of the pandemic. The Company’s medium-to longer-term overall strategy with respect to Fenics is not expected to be impacted.

•	BGC’s data, software, and post-trade businesses are predominantly comprised of recurring revenues.

Insurance Brokerage

•	The insurance brokerage industry typically generates significant amounts of predictable revenues at specific times of the year as different categories of clients sign or renew policies.
•	Although certain clients may be facing financial hardship or dislocation due to the pandemic, the insurance brokerage industry has generally performed well during past economic downturns.
•	BGC expects certain insurance market participants to have an even greater demand for the types of policies it brokers.
•

BGC’s insurance brokerage business generated organic growth in the third quarter of 2020 as previously hired brokers and salespeople ramped up production and the business benefited from favorable pricing trends.

Expenses

BGC’s compensation expenses declined in the third quarter of 2020 primarily due to the impact of lower revenues on variable compensation, as well as our cost reduction program. BGC’s non-compensation expenses declined largely due to lower other expenses and selling and promotion expenses, the latter of which tend to move in line with commission revenues. Selling and promotion expenses were much lower due to a continued focus on tighter cost management as well as the impact of the pandemic.

BGC has recorded or may potentially record amounts for certain expenses that are higher than they otherwise would have been due to the overall impact of the pandemic. Some of these items include:

•	Non-cash impairment charges with respect to assets;
•	Non-cash mark-to-market adjustments for non-marketable investments;
•	Certain severance charges incurred in connection with headcount reductions as part of a broad cost reduction program;
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

Capital and Liquidity

With the outbreak of COVID-19, we reduced our dividend and focused on strengthening our balance sheet. Effective with the first quarter dividend, the Board took the step of reducing the quarterly dividend out of an abundance of caution in order to strengthen the Company’s balance sheet as the global capital markets face difficult and unprecedented macroeconomic conditions. On October 27, 2020, our Board declared a $0.01 dividend for the third quarter. Additionally, BGC Holdings reduced its distributions to or on behalf of its partners. The distributions to or on behalf of partners will at least cover their related tax payments. Whether any given post-tax amount is equivalent to the amount received by a stockholder also on an after-tax basis depends upon stockholders’ and partners’ domiciles and tax status. BGC believes that these steps will allow the Company to prioritize its financial strength. Early next year we expect to announce our updated capital return policy. Previously, we were deeply dividend-centric; going forward, we plan to consider both share buybacks and dividends.

The balance sheet as of September 30, 2020 reflects the issuance of $300.0 million of the 4.375% Senior Notes, the $68.9 million net payoff of the Revolving Credit Agreement and the $44.0 million cash tender offer on the 5.125% Senior Notes, ordinary movements in working capital, cash paid with respect to annual employee bonuses, taxes, and our continued investment in stand-alone Fenics products and our insurance brokerage businesses. We continue to manage our business with a focus on its investment grade ratings.

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

Regulation

Regulators in the U.S. have finalized most of the new rules across a range of financial marketplaces, including OTC derivatives, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act. Many of these rules became effective in prior years, while ongoing phase-ins are anticipated over coming years. We believe that certain parts of the Dodd-Frank Act rules may be modified or repealed, which could be a net positive for our business and its largest customers. However, there can be no assurance that these rules will be amended, and we continue to expect the industry to be more heavily regulated than it was prior to the financial crisis of 2008-2009, and we are prepared to operate under a variety of regulatory regimes.

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

In 2019, a new European Commission took office which may over the course of its five-year mandate or introduce new legislative proposals for the Financial Services Sector and change the Brexit landscape for EU and UK financial firms alike. We are unable to predict how any of these new laws and proposed rules and regulations in the U.S. or the U.K. will be implemented or in what form, or whether any additional or similar changes to statutes or rules and regulations, including the interpretation or implementation thereof or a relaxation or other amendment of existing rules and regulations, will occur in the future. Any such action could affect us in substantial and unpredictable ways, including important changes in market infrastructure, increased reporting costs and a potential rearrangement in the sources of available revenue in a more transparent market. Certain enhanced regulations could subject us to the risk of fines, sanctions, enhanced oversight, increased financial and capital requirements and additional restrictions or limitations on our ability to conduct or grow our businesses, and could otherwise have an adverse effect on our businesses, financial condition, results of operations and prospects. We believe that uncertainty and potential delays around the final form of such new rules and regulations may negatively impact our customers and trading volumes in certain markets in which we transact, although a relaxation of existing rules and requirements could potentially have a positive impact in certain markets. Increased capital requirements may also diminish transaction velocity.

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

On June 25, 2020, the CFTC approved a final rule prohibiting post-trade name give-up for swaps executed, prearranged or prenegotiated anonymously on or pursuant to the rules of a SEF and intended to be cleared. The rule provides exemptions for package transactions that include a component transaction that is not a swap that is intended to be cleared. The rule went into effect on November 1, 2020 for swaps subject to the trade execution requirement under the Commodity Exchange Act Section 2(h)(8) and July 5, 2021 for swaps not subject to the trade execution requirement, but intended to be cleared.

See “Regulation” included in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information related to our regulatory environment.

Industry Consolidation

In recent years, there has been significant consolidation among the interdealer-brokers and wholesale brokers with which we compete. We expect to continue to compete with the electronic markets, post-trade and information businesses of NEX, that are part of CME now, through the various offerings on our Fenics platform. We will also continue to compete with TP ICAP and Tradition across various Voice/Hybrid brokerage marketplaces as well as via Fenics. There has also been significant consolidation among smaller non-public wholesale brokers, including our acquisitions of RP Martin, Heat Energy Group, Remate Lince and Sunrise Brokers Group. We view the recent consolidation in the industry favorably, as we expect it to provide additional operating leverage to our businesses in the future.

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

Rates volumes in particular are influenced by market volumes and, in certain instances, volatility. Historically low and negative interest rates across the globe have significantly reduced the overall trading appetite for rates products. As a result of central bank policies and actions, as well as continued expectations of low inflation rates, many sovereign bonds continue to trade at or close to negative yields, especially in real terms. In addition, also weighing on yields and rates volumes are global central bank quantitative easing programs. The programs depress rates volumes because they entail central banks buying government securities or other securities in the open market in an effort to promote increased lending and liquidity and bring down long-term interest rates. When central banks hold these instruments, they tend not to trade or hedge, thus lowering rates volumes across cash and derivatives markets industry-wide. Following the market dislocation and ongoing pandemic, major central banks such as the U.S. Federal Reserve, ECB, Bank of Japan, Bank of England, and Swiss National Bank have restarted or may restart quantitative easing programs, and continue to maintain historically low interest rates, keep key short-term interest rates low, or a combination of both. The overall dollar value of balance sheets of the G-4 (the U.S., Eurozone, Japan, and U.K.) is expected to go up and remain high as a percentage of G-4 GDP over the medium-to-long-term.

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

During the three months ended September 30, 2020, industry volumes were generally lower year-over-year across rates, FX, credit derivatives and our equities businesses, while historically low prices across energy and commodities reduced demand for underlying product hedges. BGC’s brokerage revenues, excluding insurance, were down by 16.1% year-on-year in the quarter. Below is an expanded discussion of the volume and growth drivers of our various brokerage product categories.

Rates Volumes and Volatility

Our rates business is influenced by a number of factors, including global sovereign issuances, secondary trading and the hedging of these sovereign debt instruments. The amount of global sovereign debt outstanding remains high by historical standards, however the level of secondary trading and related hedging activity was lower during the third quarter of 2020. In addition, according to Bloomberg and the Federal Reserve Bank of New York, the average daily volume of various U.S. Treasuries, excluding Treasury bills, among primary dealers was 28% lower in the third quarter of 2020 as compared to a year earlier. Additionally, interest rate derivative volumes were down 27% and 51% at ICE and the CME, respectively, all according to company press releases. In comparison, our overall rates revenues were down 23.9% as compared to a year earlier to $119.3 million.

Our rates revenues, like the revenues for most of our products, are not fully dependent on market volumes and, therefore, do not always fluctuate consistently with industry metrics. This is largely because our Voice, Hybrid, and Fully Electronic rates desks often have volume discounts built into their price structure, which results in our rates revenues being less volatile than the overall industry volumes.

Overall, analysts and economists expect the absolute level of sovereign debt outstanding to remain at elevated levels for the foreseeable future as governments finance their future deficits and roll over their sizable existing debt. Meanwhile, economists expect that the effects of various forms of quantitative easing previously and currently being undertaken by the various major central banks will continue to negatively impact financial market volumes. As a result, we expect long-term tailwinds in our rates business from continuing high levels of government debt, but continued near-term headwinds due to the current low interest rate environment and continued accommodative monetary policies globally.

FX Volumes and Volatility

Global FX volumes were generally lower during the third quarter of 2020. Volumes for CME FX futures and options and Refinitiv (formerly the Financial & Risk business of Thomson Reuters) and CME EBS spot FX were down 3%, 8%, and 20%, respectively, during the quarter. In comparison, our overall FX revenues decreased by 15.3% to $73.3 million.

Insurance

Our overall insurance brokerage business includes Ed Broking and Besso, as well as our newly established aviation and space insurance brokerage business, whose producers are not yet generating meaningful revenue. Therefore, these newer insurance businesses are not yet up to scale. The pre-tax loss relating to our insurance brokerage business was $8.2 million and $1.6 million for the three months ended September 30, 2020 and 2019, respectively. The pre-tax loss relating to our insurance brokerage business was $24.0 million and $8.3 million for the nine months ended September 30, 2020 and 2019, respectively. We expect approximately 20% top-line growth next quarter, to over $50.0 million, as previous front office hires and newly launched business lines increase productivity. Furthermore, our insurance brokerage group has reached a size and scale where we expect it to become more profitable each quarter and improve our bottom line in 2021 compared to 2020.

Equity derivatives and cash equities

Global equity volumes were mixed during the third quarter of 2020. Research from Raymond James indicated that the average daily volumes of U.S. cash equities and U.S. options were up 44% and 51%, respectively, as compared to a year earlier, while average daily volume of European cash equities shares were down 8% (in notional value). Over the same timeframe, Eurex average daily volumes of equity derivatives were down 33% while Euronext equity derivative index volumes declined by 22%. BGC’s equity business primarily consists of equity derivatives, which is why we have renamed this revenue line item Equity derivatives and cash equities. Our overall revenues from equity derivatives and cash equities decreased by 16.8% to $47.4 million.

Credit Volumes

The cash portion of our credit business is impacted by the level of global corporate bond issuance, while both the cash and credit derivatives parts of our business is impacted by corporate issuance. Global credit derivative market turnover has declined over the last few years due to the introduction of rules and regulations around the clearing of credit derivatives in the U.S. and elsewhere, along with non-uniform regulation across different geographies. In addition, many of our large bank customers continue to reduce their inventory of bonds and other credit products in order to comply with Basel III and other international financial regulations. During the third quarter of 2020, primary dealer average daily volume for corporate bonds (excluding commercial paper) was up by 9% according to Bloomberg and the Federal Reserve Bank of New York. Total notional traded credit derivatives as reported by the International Swaps and Derivatives Association — a reflection of the OTC derivatives market — were down by 23%, from a year earlier. In comparison, our overall credit revenues decreased by 6.0% to $68.1 million.

Energy and Commodities

Energy and commodities volumes were generally lower during the third quarter of 2020 compared with the year earlier. CME and ICE energy futures and options volumes were down 25% and 8%, respectively. Historically low prices across energy and commodities reduced demand for underlying product hedges. In comparison, BGC’s energy and commodities revenues decreased by 9.8% to $65.9 million.

Summary of Results of Operations

During the three and nine months ended September 30, 2020, our revenues decreased $66.1 million, or 12.7%, to $455.0 million and decreased $39.8 million, or 2.5%, to $1,577.3 million, respectively, compared to the same periods in 2019. These results were largely due to our brokerage revenues, which were down by $68.1 million, or 14.0%, to $417.2 million and down $44.7 million, or 3.0%, to $1,468.5 million, respectively, for the three and nine months ended September 30, 2020 compared to the same periods in 2019. In addition, our revenues decreased $64.0 million, or 12.3%, during the three months ended September 30, 2020 as compared to the three months ended June 30, 2020, driven by a decrease in brokerage revenues of $64.9 million, or 13.5%, during the three months ended September 30, 2020 as compared to the three months ended June 30, 2020. Our revenues were adversely impacted in the third quarter of 2020 as a result of COVID-19 and its impact on the macroeconomic environment, including interest rates, FX, and oil prices. We had lower year-on-year secondary trading volumes in certain markets on our rates, FX, credit, and equity derivatives and cash equities businesses, while historically low prices across energy and commodities reduced demand for underlying product hedges. In addition, BGC and our clients faced continued dislocations due to COVID-19. Further, our data, software, and post-trade revenues increased by 17.2% to $21.5 million and 11.0% to $61.1 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019, which was driven by recurring revenue streams.

For the three months ended September 30, 2020, income from operations before income taxes increased by $20.0 million, or 228.2%, to $28.7 million compared to the same period in 2019, primarily due to a decrease of $83.4 million, or 16.2%, in our expenses more than offsetting the decline in revenues. This was led by a $34.3 million decrease in Compensation and employee benefits primarily driven by the impact of lower commissionable revenues on variable compensation as well as the cost reduction program the Company implemented in the first quarter of 2020 to reduce its cost base to improve margins. Further, there was a $7.3 million decrease in Equity-based compensation and allocations of net income to limited partnership units and FPUs, a $24.3 million decrease in Other expenses primarily driven by a decrease in legal settlements, and a decrease of $14.4 million in Selling and promotion expenses driven by significantly lower travel and entertainment expenses due to a continued focus on tighter cost management as well as the impact of the pandemic, as compared to the same period in the prior year.

For the nine months ended September 30, 2020, income from operations before income taxes decreased by $55.9 million, or 34.4%, to $106.6 million compared to the same period in 2019, primarily due to a $41.4 million decrease in Other income (losses), net driven by a $18.4 million gain on the divestiture of CSC Commodities and gains of $20.4 million related to fair value adjustments on investments during the 2019 period, and a $15.8 million increase in Compensation and employee benefits, primarily driven by $32.0 million of charges taken in the 2020 period associated with our cost reduction program, partially offset by the impact of lower commissionable revenues on variable compensation. Further, there was a $6.8 million increase in Equity-based compensation and allocations of net income to limited partnership units and FPUs. These reductions to income from operations before income taxes for the nine months ended September 30, 2020, compared to the prior year period, were partially offset by a decrease of $29.4 million in Other expenses primarily due to legal settlement charges taken in the 2019 period, and a decrease of $28.9 million in Selling and promotion expenses primarily due to a continued focus on tighter cost management as well as the impact of the pandemic.

For the three months ended September 30, 2020, income from operations before income taxes decreased by $19.5 million, or 40.4%, to $28.7 million compared to the three months ended June 30, 2020  This was principally a result of a $64.9 million decrease in brokerage revenues as our revenues were adversely impacted in the third quarter of 2020 as a result of COVID-19 and its impact on the macroeconomic environment, including interest rates, FX, and oil prices. We had lower year-on-year secondary trading volumes in certain markets on our rates, FX, credit, and equity derivatives and cash equities businesses, while historically low prices across energy and commodities reduced demand for underlying product hedges. These reductions were partially offset by a $39.2 million decrease in Compensation and employee benefits, which was primarily driven by the impact of lower commission revenues on variable compensation, which reflected lower industry volumes and the continued dislocations faced by us and our clients due to COVID-19, as well as our initiative in reducing the Company’s cost base to improve margins which was in effect prior to the pandemic.

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

We have invested significantly through acquisitions, technology spending and the hiring of new brokers, salespeople, managers and other front-office personnel. The business climate for these acquisitions has been competitive, and it is expected that these conditions will persist for the foreseeable future. We have been able to attract businesses and brokers, salespeople, managers and other front-office personnel to our platform as we believe they recognize that we have the scale, technology, experience and expertise to succeed.

We have made significant investments in our insurance brokerage business, including meaningful increases in front-office employees. Our average revenue per front-office employee has historically declined year-over-year for the period immediately following significant headcount increases, and the additional brokers and salespeople generally achieve significantly higher productivity levels in their second or third year with the Company. Excluding our insurance brokerage business, as of September 30, 2020, our front-office headcount was 2,351 brokers, salespeople, managers and other front-office personnel, down 8.1% from 2,559 a year ago. Compared to the prior year period, average revenue per front-office employee for the three and nine months ended September 30, 2020, decreased by 8.8% to approximately $166 thousand and decreased 0.7% to approximately $567 thousand, respectively. On a stand-alone basis, our total insurance brokerage headcount increased by 21.8% to 464 from 381 a year ago.

The laws and regulations passed or proposed on both sides of the Atlantic concerning OTC trading seem likely to favor increased use of technology by all market participants, and are likely to accelerate the adoption of both Hybrid and Fully Electronic execution. We believe these developments will favor the larger inter-dealer brokers over smaller, non-public local competitors, as the smaller players generally do not have the financial resources to invest the necessary amounts in technology. We believe this will lead to further consolidation across the wholesale financial brokerage industry, and thus allow us to grow profitably.

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

FINANCIAL HIGHLIGHTS

For the three months ended September 30, 2020, we had income (loss) from operations before income taxes of $28.7 million compared to $8.7 million in the year earlier period. This increase was largely a result of a decrease in both compensation and non-compensation expenses in the three months ended September 30, 2020. Total revenues for the three months ended September 30, 2020, decreased $66.1 million, or 12.7%, to $455.0 million. We have made excellent progress this quarter with respect to our investments in Fenics and insurance brokerage. Our Fenics brokerage revenues grew by double digits for the second consecutive quarter. Fenics UST and Fenics GO, two of our newer fully electronic offerings, reached record levels of market share, and our insurance brokerage group is positioned to turn profitable in the near-term. We believe the macro trends of accelerated adoption of electronic trading, record levels of global debt issuance, and a hardening insurance market will drive positive fundamentals for our businesses.

Brokerage revenues for the three months ended September 30, 2020 decreased by $68.1 million, or 14.0% from the same period in 2019. Our insurance brokerage business generated a 9.0% growth, driven by new hires in aviation and reinsurance. BGC’s insurance brokerage business benefitted from favorable pricing trends and improved productivity from previously hired brokers and salespeople. In addition, our rates, FX, credit and equity derivatives and cash equities businesses were adversely impacted by lower year-on-year secondary trading volumes in certain markets, while historically low prices across energy and commodities reduced demand for underlying product hedges. In addition, BGC and our clients faced continued dislocations due to COVID-19. Net revenues in our Fully Electronic businesses across brokerage, data, software, and post-trade increased 19.0% to $79.5 million for the three months ended September 30, 2020, compared to the prior year period. Within our Fenics business, total revenues from our high-margin data, software, and post-trade business, which is predominantly comprised of recurring revenue, were up 17.2% over the prior year period. During the second quarter of 2020, we introduced Fenics Integrated, which seamlessly integrates hybrid liquidity with customer electronic orders. We believe that Fenics Integrated will enhance profit margins by further incentivizing the Company’s brokers and clients to automate execution. We believe that Fenics Integrated will create superior real-time information, improving the robustness and value of Fenics Market Data, which will accelerate our growth. As we expand our product offerings, optimize our commercial agreements, and add new clients across our electronic platforms, we continue to expect profitability in our newer Fenics stand-alone businesses, which includes Fenics UST, Fenics GO, and Lucera.

Total expenses for the three months ended September 30, 2020 decreased $83.4 million to $432.6 million compared to the prior year period, primarily due to a $41.6 million decrease in total compensation expenses due to the impact of lower commissionable revenues on variable compensation as well as the cost reduction program which the Company implemented in the first quarter of 2020 to reduce its cost base to improve margins. The $41.8 million decrease in non-compensation expenses was primarily driven by lower selling and promotion expenses due to a continued focus on tighter cost management as well as the impact of COVID-19, a decrease in other expenses due to certain legal settlements in the prior year, as well as a decrease in commissions and floor brokerage expenses, which tend to move in line with commissionable revenue. This was partially offset by an increase in interest expense, driven by the $300 million 3.750% Senior Notes, which were issued in September 2019, and the $300 million 4.375% Senior Notes, which were issued in July 2020, less lower interest expense on BGC’s revolving credit facility, which was repaid in full during the third quarter of 2020.

On October 27, 2020, our Board declared a $0.01 dividend for the third quarter. Effective with the first quarter dividend, the Board took the step of reducing the quarterly dividend out of an abundance of caution in order to strengthen the Company’s balance sheet as the global capital markets face difficult and unprecedented macroeconomic conditions. Additionally, BGC Holdings reduced its distributions to or on behalf of its partners. The distributions to or on behalf of partners will at least cover their related tax payments. Whether any given post-tax amount is equivalent to the amount received by a stockholder also on an after-tax basis depends upon stockholders’ and partners’ domiciles and tax status. BGC believes that these steps will allow the Company to prioritize its financial strength. Early next year we expect to announce our capital return policy, focused on increasing our dividend and detailing our share repurchase plan. Previously, we were deeply dividend-centric; going forward, we plan to consider both share buybacks and dividends.

RESULTS OF OPERATIONS

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$352,027	77.4%	$409,765	78.6%	$1,190,522	75.5%	$1,262,921	78.1%
Principal transactions	65,182	14.3	75,536	14.5	277,946	17.6	250,198	15.5
Total brokerage revenues	417,209	91.7	485,301	93.1	1,468,468	93.1	1,513,119	93.6
Fees from related parties	8,814	1.9	8,208	1.6	20,897	1.3	21,224	1.3
Data, software and post-trade	21,523	4.7	18,364	3.5	61,060	3.9	55,015	3.4
Interest and dividend income	2,418	0.5	3,976	0.8	13,115	0.8	15,454	1.0
Other revenues	5,075	1.2	5,288	1.0	13,754	0.9	12,263	0.7
Total revenues	455,039	100.0	521,137	100.0	1,577,294	100.0	1,617,075	100.0
Expenses:
Compensation and employee benefits	244,240	53.6	278,544	53.4	872,426	55.3	856,615	53.0
Equity-based compensation and allocations of net income to limited partnership units and FPUs (1)	33,007	7.3	40,330	7.8	103,030	6.5	96,223	5.9
Total compensation and employee benefits	277,247	60.9	318,874	61.2	975,456	61.8	952,838	58.9
Occupancy and equipment	45,224	9.9	44,709	8.6	143,545	9.1	135,820	8.4
Fees to related parties	7,610	1.7	7,123	1.4	18,239	1.2	16,507	1.0
Professional and consulting fees	15,637	3.4	21,262	4.1	55,398	3.5	64,614	4.0
Communications	30,088	6.6	29,882	5.7	91,133	5.8	90,267	5.6
Selling and promotion	5,943	1.3	20,320	3.9	31,276	2.0	60,213	3.7
Commissions and floor brokerage	12,933	2.8	15,831	3.0	45,730	2.9	47,240	2.9
Interest expense	19,488	4.3	15,258	2.9	54,279	3.4	43,441	2.7
Other expenses	18,458	4.2	42,757	8.2	59,145	3.8	88,537	5.5
Total expenses	432,628	95.1	516,016	99.0	1,474,201	93.5	1,499,477	92.7
Other income (losses), net:
Gains (losses) on divestitures and sale of investments	(9)	—	—	—	(9)	—	18,435	1.1
Gains (losses) on equity method investments	1,527	0.3	1,530	0.3	3,669	0.2	3,051	0.2
Other income (loss)	4,779	1.1	2,095	0.4	(107)	—	23,491	1.5
Total other income (losses), net	6,297	1.4	3,625	0.7	3,553	0.2	44,977	2.8
Income (loss) from operations before income taxes	28,708	6.3	8,746	1.7	106,646	6.7	162,575	10.1
Provision (benefit) for income taxes	3,778	0.8	6,186	1.2	21,125	1.3	51,076	3.2
Consolidated net income (loss)	24,930	5.5	2,560	0.5	85,521	5.4	111,499	6.9
Less: Net income (loss) operations attributable to noncontrolling interest in subsidiaries	5,549	1.2	6,089	1.2	23,727	1.5	39,549	2.4
Net income (loss) available to common stockholders	$19,381	4.3%	$(3,529)	(0.7)%	$61,794	3.9%	$71,950	4.5%

(1)	The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and grants of exchangeability	$3,554	0.8%	$24,245	4.7%	$28,950	1.8%	$53,368	3.3%
Allocations of net income	8,213	1.8	10,273	2.0	12,152	0.8	19,599	1.2
LPU amortization	18,455	4.1	4,213	0.8	54,288	3.4	17,947	1.1
RSU amortization	2,785	0.6	1,599	0.3	7,640	0.5	5,309	0.3
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$33,007	7.3%	$40,330	7.8%	$103,030	6.5%	$96,223	5.9%

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Revenues

Brokerage Revenues

Total brokerage revenues decreased by $68.1 million, or 14.0%, to $417.2 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Commission revenues decreased by $57.7 million, or 14.1%, to $352.0 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Principal transactions revenues decreased by $10.4 million, or 13.7%, to $65.2 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

The decrease in total brokerage revenues was primarily driven by decreases in revenues from rates, FX, equity derivatives and cash equities, energy and commodities, and credit, partially offset by an increase in revenues from insurance.

Our brokerage revenues from rates decreased by $37.4 million, or 23.9%, to $119.3 million for the three months ended September 30, 2020. The decrease in rates revenues was primarily driven by lower industry volumes in certain markets due to quantitative easing undertaken by several major central banks and uniformly lower global interest rates during the quarter.

Our FX revenues decreased by $13.2 million, or 15.3%, to $73.3 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This decrease was primarily driven by lower industry volumes due to quantitative easing undertaken by several major central banks and uniformly lower global interest rates.

Our brokerage revenues from equity derivatives and cash equities decreased by $9.5 million, or 16.8%, to $47.4 million for the three months ended September 30, 2020. This decrease was mainly driven by lower trading volumes.

Our brokerage revenues from energy and commodities decreased by $7.1 million, or 9.8%, to $65.9 million for the three months ended September 30, 2020. This decrease was primarily driven by historically low prices across energy and commodities, which reduced demand for underlying product hedges.

Our credit revenues decreased by $4.3 million, or 6.0%, to $68.1 million for the three months ended September 30, 2020. This decrease was mainly due to lower secondary trading volumes.

Our brokerage revenues from insurance increased by $3.6 million, or 9.0% to $43.3 million for the three months ended September 30, 2020. This increase was primarily due to organic growth, as previously hired brokers and salespeople ramped up production and benefited from favorable pricing trends for insurance renewals.

Fees from Related Parties

Fees from related parties increased by $0.6 million, or 7.4%, to $8.8 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

Data, Software and Post-Trade

Data, software and post-trade revenues increased by $3.2 million, or 17.2%, to $21.5 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This increase was primarily driven by Lucera’s Connect platform winning new SaaS client contracts and the acquisition of Algomi.

Interest and Dividend Income

Interest and dividend income decreased by $1.6 million, or 39.2%, to $2.4 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This decrease was primarily due to lower interest earned on deposits.

Other Revenues

Other revenues decreased by $0.2 million, or 4.0%, to $5.1 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense decreased by $34.3 million, or 12.3%, to $244.2 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The main driver of this decrease was the impact of lower brokerage revenues on variable compensation, as well as savings resulting from a cost reduction program that commenced in the first quarter of 2020.

Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units and FPUs

Equity-based compensation and allocations of net income to limited partnership units and FPUs decreased by $7.3 million, or 18.2%, to $33.0 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This was primarily driven by a decrease in grants of exchangeability and issuance of Class A common stock.

Occupancy and Equipment

Occupancy and equipment expense increased by $0.5 million, or 1.2%, to $45.2 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This increase was primarily driven by an increase in software licenses and maintenance costs, partially offset by lower rent expense related to the build-out phase of BGC’s new U.K. – based headquarters in the prior year period.

Fees to Related Parties

Fees to related parties increased by $0.5 million, or 6.8%, to $7.6 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Fees to related parties are allocations paid to Cantor for administrative and support services (such as accounting, occupancy, and legal).

Professional and Consulting Fees

Professional and consulting fees decreased by $5.6 million, or 26.5%, to $15.6 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The decrease was primarily driven by a decrease in consulting and legal fees in the three months ended September 30, 2020.

Communications

Communications expense increased by $0.2 million, or 0.7%, to $30.1 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. As a percentage of total revenues, communications expense slightly increased from the prior year period.

Selling and Promotion

Selling and promotion expense decreased by $14.4 million, or 70.8%, to $5.9 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This decrease was a result of a reduction in travel and entertainment expenses due to a continued focus on tighter cost management as well as the impact of the pandemic.

Commissions and Floor Brokerage

Commissions and floor brokerage expense decreased by $2.9 million, or 18.3%, to $12.9 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This line item tends to move in line with brokerage revenues as lower volumes result in decreased commissions and floor brokerage costs.

Interest Expense

Interest expense increased by $4.2 million, or 27.7%, to $19.5 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This increase was primarily driven by interest expense related to the 3.750% Senior Notes issued in September 2019 and interest expense on the 4.375% Senior Notes issued in July 2020, partially offset by lower interest expense related to the borrowings on BGC’s credit facility.

Other Expenses

Other expenses decreased by $24.3 million, or 56.8%, to $18.5 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, which was primarily due to a decrease in legal settlements.

Other Income (Losses), net

Gains (Losses) on Divestitures and Sale of Investments

We had a loss of $9 thousand on divestitures during the three months ended September 30, 2020. For the three months ended September 30, 2019, we had no gains or losses from divestitures or the sale of investments.

Gains (Losses) on Equity Method Investments

Gains (losses) on equity method investments slightly decreased by 0.2%, to a gain of $1.5 million, for the three months ended September 30, 2020 as compared to a gain of $1.5 million for the three months ended September 30, 2019. Gains (losses) on equity method investments represent our pro-rata share of the net gains or losses on investments over which we have significant influence, but which we do not control.

Other Income (Loss)

Other income (loss) increased by $2.7 million, to $4.8 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This was primarily driven by an increase in other recoveries and partially offset by a decrease related to fair value adjustments on investments held, in addition to a decrease on the mark-to-market on marketable securities.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes decreased by $2.4 million, or 38.9%, to $3.8 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This decrease was primarily driven by the change in the geographical and business mix of earnings, which can impact on our consolidated effective tax rate from period-to-period.

Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries

Net income (loss) attributable to noncontrolling interest in subsidiaries decreased by $0.5 million, or 8.9%, to $5.5 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Revenues

Brokerage Revenues

Total brokerage revenues decreased by $44.7 million, or 3.0%, to $1,468.5 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Commission revenues decreased by $72.4 million, or 5.7%, to $1,190.5 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Principal transactions revenues increased by $27.7 million, or 11.1%, to $277.9 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

The decrease in total brokerage revenues was primarily driven by decreases in FX, rates, and equity derivatives and cash equities, partially offset by an increase in revenues from credit, insurance, and energy and commodities.

Our FX revenues decreased by $47.9 million, or 16.5%, to $242.0 million for the nine months ended September 30, 2020. This decrease was primarily driven by lower industry volumes due to quantitative easing undertaken by several major central banks and uniformly lower global interest rates.

Our rates revenues decreased by $45.7 million, or 9.8%, to $419.6 million for the nine months ended September 30, 2020. The decrease in rates revenues was primarily driven by lower industry volumes due to quantitative easing undertaken by several major central banks and uniformly lower global interest rates.

Our brokerage revenues from equity derivatives and cash equities decreased by $0.8 million, or 0.4%, to $191.0 million for the nine months ended September 30, 2020.

Our credit revenues increased by $24.7 million, or 10.5%, to $261.0 million for the nine months ended September 30, 2020. This increase was mainly due to organic growth and higher global volumes.

Our brokerage revenues from insurance increased by $21.4 million, or 19.0%, to $133.9 million for the nine months ended September 30, 2020. This increase was primarily due to organic growth, as the insurance brokerage business benefitted as previously hired brokers and salespeople ramped up production and benefited from favorable pricing trends for insurance renewals.

Our brokerage revenues from energy and commodities increased by $3.7 million, or 1.7%, to $220.9 million for the nine months ended September 30, 2020. This increase was primarily driven by organic growth.

Fees from Related Parties

Fees from related parties decreased by $0.3 million, or 1.5%, to $20.9 million for the nine months ended September 30, 2020 as compared to the prior year.

Data, Software and Post-Trade

Data, software and post-trade revenues increased by $6.0 million, or 11.0%, to $61.1 million for the nine months ended September 30, 2020 as compared to the same period in prior year. This increase was primarily driven by the acquisition of Algomi and new business contracts.

Interest and Dividend Income

Interest and dividend income decreased by $2.3 million, or 15.1%, to $13.1 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This decrease was primarily due to lower interest earned on deposits.

Other Revenues

Other revenues increased by $1.5 million, or 12.2% to $13.8 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This was primarily driven by an increase in consulting income for Poten & Partners.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $15.8 million, or 1.8%, to $872.4 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The main drivers of this increase were costs associated with the implementation of a cost reduction program designed to reduce future expenses and streamline operations, as well as the impact of acquisitions and hires.

Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units and FPUs

Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $6.8 million, or 7.1%, to $103.0 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This was primarily driven by an increase in equity award amortization.

Occupancy and Equipment

Occupancy and equipment expense increased by $7.7 million, or 5.7%, to $143.5 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This increase was primarily driven by higher fixed asset impairments, software license costs and amortization expense on developed software. This was partially offset by a decrease in rent expense related to the build-out phase of BGC’s new U.K. – based headquarters in the prior year period.

Fees to Related Parties

Fees to related parties increased by $1.7 million, or 10.5%, to $18.2 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Fees to related parties are allocations paid to Cantor for administrative and support services.

Professional and Consulting Fees

Professional and consulting fees decreased by $9.2 million, or 14.3%, to $55.4 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This decrease was primarily driven by a decrease in legal and consulting fees.

Communications

Communications expense increased by $0.9 million, or 1.0%, to $91.1 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. As a percentage of total revenues, communications expense remained relatively unchanged from the prior year period.

Selling and Promotion

Selling and promotion expense decreased by $28.9 million, or 48.1%, to $31.3 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This decrease was primarily a result of a reduction in travel and entertainment expenses due to a continued focus on tighter cost management as well as the impact of the pandemic.

Commissions and Floor Brokerage

Commissions and floor brokerage expense decreased by $1.5 million, or 3.2%, to $45.7 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Commissions and floor brokerage expense tends to move in line with brokerage revenues.

Interest Expense

Interest expense increased by $10.8 million, or 24.9%, to $54.3 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This increase was primarily driven by interest expense related to the 3.750% Senior Notes issued in September 2019, interest expense on the 4.375% Senior Notes issued in July 2020, partially offset by lower interest expense related to the borrowings on BGC’s credit facility.

Other Expenses

Other expenses decreased by $29.4 million, or 33.2%, to $59.1 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, which was primarily related to a decrease in settlements, and partially offset by an increase in other provisions.

Other Income (Losses), net

Gains (Losses) on Divestitures and Sale of Investments

For the nine months ended September 30, 2020, we had a loss of $9 thousand on divestitures. For the nine months ended September 30, 2019, we had a gain of $18.4 million as a result of the sale of CSC Commodities.

Gains (Losses) on Equity Method Investments

Gains (losses) on equity method investments increased by $0.6 million, to a gain of $3.7 million, for the nine months ended September 30, 2020 as compared to a gain of $3.1 million for the nine months ended September 30, 2019. Gains (losses) on equity method investments represent our pro rata share of the net gains or losses on investments over which we have significant influence but which we do not control.

Other Income (Loss)

Other income (loss) decreased by $23.6 million, or 100.5%, to a loss of $0.1 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This was primarily driven by a decrease related to fair value adjustments on investments carried under the measurement alternative. There was also a decrease related to the mark-to-market and/or hedging on the Nasdaq shares, and a decrease due to losses related to mark-to-market movements. This was partially offset by increases in other recoveries and acquisition-related fair value adjustments of contingent consideration.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes decreased by $30.0 million, or 58.6%, to $21.1 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This decrease was primarily driven by lower pre-tax earnings as well as a change in the geographical and business mix of earnings. In general, our consolidated effective tax rate can vary from period-to-period depending on, among other factors, the geographic and business mix of our earnings.

Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries

Net income (loss) attributable to noncontrolling interest in subsidiaries decreased by $15.8 million, or 40.0%, to $23.7 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, which was primarily driven by a decrease in earnings.

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

	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018[1]
Revenues:
Commissions	$352,027	$382,640	$455,855	$382,897	$409,765	$422,974	$430,182	$372,370
Principal transactions	65,182	99,453	113,311	71,725	75,536	90,432	84,230	62,787
Fees from related parties	8,814	6,562	5,521	8,218	8,208	7,221	5,795	5,022
Data, software and post-trade	21,523	20,139	19,398	18,151	18,364	18,741	17,910	18,169
Interest and dividend income	2,418	6,536	4,161	2,865	3,976	7,813	3,665	3,919
Other revenues	5,075	3,758	4,921	3,300	5,288	4,006	2,969	4,084
Total revenues	455,039	519,088	603,167	487,156	521,137	551,187	544,751	466,351
Expenses:
Compensation and employee benefits	244,240	283,437	344,749	271,296	278,544	290,071	288,000	249,951
Equity-based compensation and allocations of net income to limited partnership units and FPUs	33,007	27,819	42,204	69,389	40,330	43,752	12,141	85,178
Total compensation and employee benefits	277,247	311,256	386,953	340,685	318,874	333,823	300,141	335,129
Occupancy and equipment	45,224	47,247	51,074	48,987	44,709	45,109	46,002	38,934
Fees to related parties	7,610	5,194	5,435	2,858	7,123	6,457	2,927	4,586
Professional and consulting fees	15,637	19,805	19,956	27,553	21,262	23,347	20,005	23,865
Communications	30,088	30,524	30,521	29,715	29,882	29,974	30,411	26,808
Selling and promotion	5,943	6,634	18,699	21,432	20,320	21,491	18,402	19,112
Commissions and floor brokerage	12,933	13,520	19,277	16,377	15,831	16,791	14,618	17,549
Interest expense	19,488	17,457	17,334	15,636	15,258	14,985	13,198	11,615
Other expenses	18,458	21,499	19,188	18,886	42,757	21,765	24,015	17,541
Total expenses	432,628	473,136	568,437	522,129	516,016	513,742	469,719	495,139
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	(9)	—	—	(14)	—	(1,619)	20,054	—
Gains (losses) on equity method investments	1,527	1,119	1,023	1,064	1,530	738	783	2,415
Other income (loss)	4,779	1,129	(6,015)	9,462	2,095	194	21,202	2,453
Total other income (losses), net	6,297	2,248	(4,992)	10,512	3,625	(687)	42,039	4,868
Income (loss) from operations before income taxes	28,708	48,200	29,738	(24,461)	8,746	36,758	117,071	(23,920)
Provision (benefit) for income taxes	3,778	8,641	8,706	2,095	6,186	14,993	29,897	16,980
Consolidated net income (loss) from continuing operations	24,930	39,559	21,032	(26,556)	2,560	21,765	87,174	(40,900)
Consolidated net income (loss) from discontinued operations, net of tax	—	—	—	—	—	—	—	11,041
Consolidated net income (loss)	24,930	39,559	21,032	(26,556)	2,560	21,765	87,174	(29,859)
Less: Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries	5,549	11,460	6,718	(10,313)	6,089	8,154	25,306	(18,995)
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	5,879
Net income (loss) available to common stockholders	$19,381	$28,099	$14,314	$(16,243)	$(3,529)	$13,611	$61,868	$(16,743)

[1]	Financial results have been retrospectively adjusted as a result of the Spin-Off to reflect Newmark through November 30, 2018 as discontinued operations.

The table below details our brokerage revenues by product category for the indicated periods (in thousands):

	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Brokerage revenue by product:
Rates	$119,325	$133,034	$167,240	$129,549	$156,765	$152,959	$155,611	$128,874
FX	73,281	74,393	94,366	80,369	86,492	101,899	101,558	94,706
Credit	68,053	95,780	97,189	70,438	72,382	78,166	85,727	67,484
Energy and commodities	65,871	71,326	83,738	71,456	73,012	73,887	70,342	54,048
Insurance	43,269	45,783	44,836	43,277	39,692	41,417	31,404	15,155
Equity derivatives and cash equities	47,410	61,777	81,797	59,533	56,958	65,078	69,770	74,890
Total brokerage revenues	$417,209	$482,093	$569,166	$454,622	$485,301	$513,406	$514,412	$435,157
Brokerage revenue by product (percentage):
Rates	28.6%	27.6%	29.4%	28.5%	32.3%	29.8%	30.2%	29.6%
FX	17.6	15.4	16.6	17.7	17.8	19.8	19.7	21.8
Credit	16.3	19.9	17.1	15.5	14.9	15.2	16.7	15.5
Energy and commodities	15.8	14.8	14.6	15.7	15.0	14.4	13.7	12.4
Insurance	10.4	9.5	7.9	9.5	8.2	8.1	6.1	3.5
Equity derivatives and cash equities	11.3	12.8	14.4	13.1	11.8	12.7	13.6	17.2
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Brokerage revenue by type:
Voice/Hybrid	$359,194	$423,697	$513,101	$410,332	$436,841	$460,359	$455,582	$389,203
Fully Electronic	58,015	58,396	56,065	44,290	48,460	53,047	58,830	45,954
Total brokerage revenues	$417,209	$482,093	$569,166	$454,622	$485,301	$513,406	$514,412	$435,157
Brokerage revenue by type (percentage):
Voice/Hybrid	86.1%	87.9%	90.1%	90.3%	90.0%	89.7%	88.6%	89.4%
Fully Electronic	13.9	12.1	9.9	9.7	10.0	10.3	11.4	10.6
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet

Our balance sheet and business model are not capital intensive. Our assets consist largely of cash and cash equivalents, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term capital (equity and notes payable) is held to support the less liquid assets and potential capital investment opportunities. Total assets as of September 30, 2020 were $4.6 billion, an increase of 17.3% as compared to December 31, 2019. The increase in total assets was driven primarily by increases in Receivables from broker-dealers, clearing organizations, customers and related broker-dealers as well as Cash and cash equivalents. We maintain a significant portion of our assets in Cash and cash equivalents and Securities owned, with our liquidity (which we define as Cash and cash equivalents, Reverse repurchase agreements, Marketable securities and Securities owned, less Securities loaned and Repurchase Agreements) as of September 30, 2020 of $549.1 million. See “Liquidity Analysis” below for a further discussion of our liquidity. Our Securities owned were $58.5 million as of September 30, 2020 and December 31, 2019. Our Marketable securities decreased to $0.3 million as of September 30, 2020, compared to $14.2 million as of December 31, 2019. We had Repurchase agreements of $2.1 million as of September 30, 2020, compared to no Repurchase agreements as of December 31, 2019. Further, we did not have any Reverse repurchase agreements as of both September 30, 2020 and December 31, 2019. We also had no Securities loaned as of September 30, 2020, compared to $13.9 million as of December 31, 2019.

As part of our cash management process, we may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of September 30, 2020 and December 31, 2019, there were no reverse repurchase agreements outstanding.

Additionally, in August 2013, the Audit Committee authorized us to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including policies relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of September 30, 2020 and December 31, 2019, we had no investments in the program.

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

As discussed above, our liquidity was $549.1 million as of September 30, 2020. Our liquidity remains strong and the steps taken during the first quarter of 2020 were intended to prevent unwarranted financial stress during this extraordinary COVID-19 period. Our decision to reduce our dividend and draw down additional funds on the Revolving Credit Agreement, in the first quarter of 2020, was a result of preparing for the unknown in the current extraordinary macroeconomic/social environment and was not taken to meet an external demand for liquidity, but rather to strengthen our balance sheet. We continue to operate soundly without stress and do not have any Company-specific financial issues. The reduction of the dividend was an internally driven, precautionary step to ensure the financial security of the company in uncertain times. We have no meaningful debt maturities due until May 2021. Further, as of the third quarter of 2020 we have fully repaid the $225.0 million borrowings then-outstanding under the Revolving Credit Agreement.

Notes Payable, Other and Short-term Borrowings

Unsecured Senior Revolving Credit Agreement

On November 28, 2018, we entered into the Revolving Credit Agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, which replaced the existing committed unsecured senior revolving credit agreement. The maturity date of the Revolving Credit Agreement was November 28, 2020 and the maximum revolving loan balance is $350.0 million. Borrowings under this agreement bear interest at either LIBOR or a defined base rate plus additional margin. On December 11, 2019, we entered into an amendment to the new unsecured Revolving Credit Agreement. Pursuant to the amendment, the maturity date was extended to February 26, 2021. On February 26, 2020, the Company entered into a second amendment to the unsecured revolving credit agreement, pursuant to which, the maturity date was extended by two years to February 26, 2023. The size of the Revolving Credit Agreement, along with the interest rate on the borrowings therefrom, remained unchanged. On July 14, 2020, the Company repaid in full the $225.0 million borrowings outstanding under the Revolving Credit Agreement. As of September 30, 2020, there were no borrowings outstanding under the new unsecured Revolving Credit Agreement. As of December 31, 2019, there was $68.9 million of borrowings outstanding, net of deferred financing costs of $1.1 million, under the new unsecured Revolving Credit Agreement. The average interest rate on the outstanding borrowings was 2.19% and 2.88% for the three and nine months ended September 30, 2020. We may draw down on the Revolving Credit Agreement to provide flexibility in the normal course to meet ongoing operational cash needs, including as necessary to manage through the current extraordinary macroeconomic/business environment as a result of the COVID-19 pandemic. Our liquidity remains strong, and was $549.1 million as of September 30, 2020, as discussed below.

5.125% Senior Notes

On May 27, 2016, we issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes. The 5.125% Senior Notes are general senior unsecured obligations of the Company. The 5.125% Senior Notes bear interest at a rate of 5.125% per year, payable in cash on May 27 and November 27 of each year, commencing November 27, 2016. The 5.125% Senior Notes will mature on May 27, 2021. The Company may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of its notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. Cantor purchased $15.0 million of such senior notes and does not hold such notes as of September 30, 2020. The initial carrying value of the 5.125% Senior Notes was $295.8 million, net of the discount and debt issuance costs of $4.2 million, of which $0.5 million were underwriting fees payable to CF&Co and $18 thousand were underwriting fees payable to CastleOak Securities, L.P. The carrying value of the 5.125% Senior Notes as of September 30, 2020 was $255.3 million.

On August 16, 2016, we filed a Registration Statement on Form S-4 which was declared effective by the SEC on September 13, 2016. On September 15, 2016, BGC launched an exchange offer in which holders of the 5.125% Senior Notes, issued in a private placement on May 27, 2016. could exchange such notes for new registered notes with substantially identical terms. The exchange offer closed on October 12, 2016. at which point the initial 5.125% Senior Notes were exchanged for new registered notes with substantially identical terms.

Tender Offer for 5.125% Senior Notes

On August 5, 2020, the Company commenced a cash tender offer for any and all $300.0 million outstanding aggregate principal amount of its 5.125% Senior Notes. On August 11, 2020, the Company’s cash tender offer expired at 5:00 p.m., New York City time. As of the expiration time, $44.0 million aggregate principal amount of the 5.125% Senior Notes were validly tendered. These notes were redeemed on the settlement date of August 14, 2020. The Company retained CF&Co as one of the dealer managers for the tender offer.

5.375% Senior Notes

On July 24, 2018, we issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes. The 5.375% Senior Notes are general senior unsecured obligations of the Company. The 5.375% Senior Notes bear interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The 5.375% Senior Notes will mature on July 24, 2023. We may redeem some or all of the 5.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 5.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture related to the 5.375% Senior Notes) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes was $444.2 million, net of the discount and debt issuance costs of $5.8 million, of which $0.3 million were underwriting fees paid to CF&Co and $41 thousand were underwriting fees paid to CastleOak Securities, L.P. We also paid CF&Co an advisory fee of $0.2 million in connection with the issuance. The issuance costs are amortized as interest expense and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 5.375% Senior Notes as of September 30, 2020 was $446.2 million.

On July 31, 2018, we filed a Registration Statement on Form S-4 which was declared effective by the SEC on August 10, 2018. On August 10, 2018, BGC launched an exchange offer in which holders of the 5.375% Senior Notes, issued in a private placement on July 24, 2018, could exchange such notes for new registered notes with substantially identical terms. The exchange offer closed on September 17, 2018, at which point the initial 5.375% Senior Notes were exchanged for new registered notes with substantially identical terms.

3.750% Senior Notes

On September 27, 2019, we issued an aggregate of $300.0 million principal amount of 3.750% Senior Notes. The 3.750% Senior Notes are general unsecured obligations of the Company. The 3.750% Senior Notes bear interest at a rate of 3.750% per annum, payable in cash on each April 1 and October 1, commencing April 1, 2020. The 3.750% Senior Notes will mature on October 1, 2024. We may redeem some or all of the 3.750% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 3.750% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture related to the 3.750% Senior Notes) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 3.750% Senior Notes was $296.1 million, net of discount and debt issuance costs of $3.9 million, of which $0.2 million were underwriting fees payable to CF&Co and $36 thousand were underwriting fees payable to CastleOak Securities, L.P. The issuance costs will be amortized as interest expense and the carrying value of the 3.750% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 3.750% Senior Notes was $296.7 million as of September 30, 2020.

On October 11, 2019, we filed a Registration Statement on Form S-4, which was declared effective by the SEC on October 24, 2019. On October 28, 2019, BGC launched an exchange offer in which holders of the 3.750% Senior Notes, issued in a private placement on September 27, 2019, may exchange such notes for new registered notes with substantially identical terms. The exchange offer closed on December 9, 2019, at which point the initial 3.750% Senior Notes were exchanged for new registered notes with substantially identical terms.

4.375% Senior Notes

On July 10, 2020, we issued an aggregate of $300.0 million principal amount of 4.375% Senior Notes. The 4.375% Senior Notes are general unsecured obligations of the Company. The 4.375% Senior Notes bear interest at a rate of 4.375% per year, payable in cash on June 15 and December 15, commencing December 15, 2020. The 4.375% Senior Notes will mature on December 15, 2025. We may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 4.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture related to the 4.375% Senior Notes) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 4.375% Senior Notes was $296.8 million, net of discount and debt issuance costs of $3.2 million, of which $0.2 million were underwriting fees payable to CF&Co and $36 thousand were underwriting fees payable to CastleOak Securities, L.P. BGC intends to use the net proceeds to repurchase, redeem and/or repay at maturity all $300 million outstanding aggregate principal amount of its 5.125% Senior Notes, including to pay any applicable redemption premium. The carrying value of the 4.375% Senior Notes was $296.9 million as of September 30, 2020.

On August 28, 2020, we filed a Registration Statement on Form S-4, which was declared effective by the SEC on September 8, 2020. On September 9, 2020, BGC launched an exchange offer in which holders of the 4.375% Senior Notes, issued in a private placement on July 10, 2020, may exchange such notes for new registered notes with substantially identical terms. The exchange offer closed on October 14, 2020, at which point the initial 4.375% Senior Notes were exchanged for new registered notes with substantially identical terms.

Collateralized Borrowings

On March 13, 2015, we entered into a secured loan arrangement of $28.2 million under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.70% per year and matured on March 13, 2019, therefore there were no borrowings outstanding as of December 31, 2019 or September 30, 2020.

On May 31, 2017, we entered into a secured loan arrangement of $29.9 million under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.44% per year and matures on May 31, 2021. As of September 30, 2020 and December 31, 2019, we had $5.9 million and $11.7 million, respectively, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of September 30, 2020 was $1.0 million. The book value of the fixed assets pledged as of December 31, 2019 was $2.3 million.

On April 8, 2019, we entered into a secured loan arrangement of $15.0 million, under which we pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.77% and matures on April 8, 2023. As of September 30, 2020, we had $10.6 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of September 30, 2020 was $2.4 million. As of December 31, 2019, we had $13.2 million outstanding related to this secured loan arrangement. The net book value of the fixed assets pledged as of December 31, 2019, was $8.1 million. Also, on April 19, 2019, we entered into a secured loan arrangement of $10.0 million, under which we pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.89% and matures on April 19, 2023. As of September 30, 2020, we had $6.9 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of September 30, 2020 was $3.3 million. As of December 31, 2019, we had $8.8 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2019, was $5.7 million.

Weighted-average Interest Rate

For the three months ended September 30, 2020 and 2019, the weighted-average interest rate of our total Notes payable and other borrowings, which include our Unsecured Senior Revolving Credit Agreement, Senior Notes, and Collateralized Borrowings, was 4.71% and 4.78%, respectively. For the nine months ended September 30, 2020 and 2019, the weighted-average interest rate of our total Notes payable and other borrowings, was 4.71% and 4.79%, respectively.

Short-term Borrowings

On August 22, 2017, we entered into a committed unsecured loan agreement with Itau Unibanco S.A. The credit agreement provides for short-term loans of up to $3.5 million (BRL 20.0 million). The maturity date of the agreement is February 19, 2021. Borrowings under this agreement bear interest at the Brazilian Interbank offering rate plus 3.30%. As of September 30, 2020, there were $3.5 million (BRL 20.0 million) of borrowings outstanding under the facility. As of December 31, 2019, there were $5.0 million (BRL 20.0 million) of borrowings outstanding under the facility. As of September 30, 2020, the interest rate was 5.30%.

On August 23, 2017, we entered into a committed unsecured credit agreement with Itau Unibanco S.A. The credit agreement provides for an intra-day overdraft credit line up to $8.9 million (BRL 50.0 million). The maturity date of the agreement is December 9, 2020. This agreement bears a fee of 1.48% per year. As of September 30, 2020 and December 31, 2019, there were no borrowings outstanding under this agreement.

BGC Credit Agreement with Cantor

On March 19, 2018, we entered into the BGC Credit Agreement with Cantor. The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the previous credit facility between BGC and an affiliate of Cantor, and was approved by the Audit Committee of BGC. On August 6, 2018, the Company entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that can be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2021, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of September 30, 2020, there were no borrowings by BGC or Cantor outstanding under this Agreement.

CREDIT RATINGS

As of September 30, 2020, our public long-term credit ratings and associated outlooks are as follows:

	Rating	Outlook
Fitch Ratings Inc.	BBB-	Stable
Standard & Poor’s	BBB-	Stable
Japan Credit Rating Agency, Ltd.	BBB+	Stable
Kroll Bond Rating Agency	BBB	Stable

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

Our investing and funding activities represent a combination of our capital raising activities, including short-term borrowings and repayments, issuances of shares under our CEO Program (net), BGC Class A common stock repurchases and partnership unit redemptions, purchases and sales of securities, dispositions, and other investments (e.g., acquisitions, forgivable loans to new brokers and capital expenditures—all net of depreciation and amortization).

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

At December 31, 2019, the Company completed the calculation of the one-time transition tax on the deemed repatriation of foreign subsidiaries’ earnings pursuant to the Tax Act and previously recorded a net cumulative tax expense of $25.0 million, net of foreign tax credits. An installment election can be made to pay the taxes over eight years with 40% paid in equal installments over the first five years and the remaining 60% to be paid in installments of 15%, 20% and 25% in years six, seven and eight, respectively. The cumulative remaining balance as of September 30, 2020 is $15.8 million.

As of September 30, 2020, the Company had $492.3 million of Cash and cash equivalents, and included in this amount was $340.9 million of Cash and cash equivalents held by foreign subsidiaries.

Discussion of the nine months ended September 30, 2020

The table below presents our Liquidity Analysis:

	September 30, 2020	December 31, 2019
(in thousands)
Cash and cash equivalents	$492,303	$415,379
Securities owned	58,547	57,525
Marketable securities [1]	303	326
Repurchase agreements	(2,089)	—
Total	$549,064	$473,230

[1]	As of December 31, 2019, $13.9 million of Marketable securities on our balance sheet had been lent in a Securities loaned transaction and, therefore, are not included in this Liquidity Analysis.

The $75.8 million increase in our liquidity position from $473.2 million as of December 31, 2019 to $549.1 million as of September 30, 2020, was primarily related to the issuance of $300.0 million of the 4.375% Senior Notes, the $68.9 million net payoff of the Revolving Credit Agreement and the $44.0 million cash tender offer on the 5.125% Senior Notes. This was partially offset by ordinary movements in working capital (including settlement of payables to related parties), cash paid with respect to annual employee bonuses and associated tax and compensation expenses, cost reduction charges, tax payments, acquisitions and our continued investment in new revenue generating hires.

Discussion of the nine months ended September 30, 2019

The table below presents our Liquidity Analysis:

	September 30, 2019	December 31, 2018
(in thousands)
Cash and cash equivalents	$413,951	$336,535
Securities owned	60,398	58,408
Marketable securities [1]	220	16,924
Repurchase agreements	(1,895)	(986)
Total	$472,674	$410,881

[1]

As of September 30, 2019 and December 31, 2018, $13.0 million and $15.1 million, respectively, of Marketable securities on our balance sheet had been lent in a Securities loaned transaction and therefore are not included in this Liquidity Analysis.

The $61.8 million increase in our liquidity position from $410.9 million as of December 31, 2018 to $472.7 million as of September 30, 2019 was primarily related to the issuance of $300.0 million of the 3.750% Senior Notes, increased collateralized and other net borrowings of $55.0 million. This was partially offset by the financing of acquisitions, ordinary movements in working capital, and our continued investment in new revenue generating hires.

CLEARING CAPITAL

In November 2008, we entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on our behalf. In June 2020, this clearing capital agreement was amended to cover Cantor providing clearing services in all eligible financial products to us and not just U.S. Treasury and U.S. government agency securities. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to us, Cantor shall be entitled to request from us cash or other property acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement or Cantor will post cash or other property on our behalf for a commercially reasonable charge. Cantor had not requested any cash or other property from us as collateral as of September 30, 2020.

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

The final phase of Basel III (unofficially called “Basel IV”) is a global prudential regulatory standard designed to make banks more resilient and increase confidence in the banking system. Its wide scope includes reviewing market, credit and operational risk along with targeted changes to leverage ratios. Basel IV includes updates to the calculation of bank capital requirements with the aim of making outcomes more comparable across banks globally. Most of the requirements are expected to be implemented by national and regional authorities by around 2023, with certain delays announced by regulators recently due to COVID-19. The adoption of these proposed rules could restrict the ability of our large bank and broker-dealer customers to operate trading businesses and to maintain current capital market exposures under the present structure of their balance sheets, and will cause these entities to need to raise additional capital in order to stay active in our marketplaces.

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

In addition, the majority of our other foreign subsidiaries are subject to similar regulation by the relevant authorities in the countries in which they do business. Certain other of our foreign subsidiaries are required to maintain non-U.S. net capital requirements. For example, in Hong Kong, BGC Securities (Hong Kong), LLC, GFI (HK) Securities LLC and Sunrise Broker (Hong Kong) Limited are regulated by the Securities and Futures Commission. BGC Capital Markets (Hong Kong), Limited and GFI (HK) Brokers Ltd are regulated by The Hong Kong Monetary Authority. All are subject to Hong Kong net capital requirements. In France, Aurel BGC and BGC France Holdings; in Australia, BGC Partners (Australia) Pty Limited, BGC (Securities) Pty Limited and GFI Australia Pty Ltd.; in Japan, BGC Shoken Kaisha Limited’s Tokyo branch and BGC Capital Markets Japan LLC’s Tokyo Branch; in Singapore, BGC Partners (Singapore) Limited, GFI Group Pte Ltd and Ginga Global Markets Pte Ltd; in Korea, BGC Capital Markets & Foreign Exchange Broker (Korea) Limited and GFI Korea Money Brokerage Limited; and in Turkey, BGC Partners Menkul Degerler AS, all have net capital requirements imposed upon them by local regulators. In addition, BGC is a member of clearing houses such as The London Metal Exchange, which may impose minimum capital requirements. In Latin America, BGC Liquidez Distribuidora De Titulos E Valores Mobiliarios Ltda. (Brazil) has net capital requirements imposed upon it by local regulators.

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

As of September 30, 2020, $682.2 million of net assets were held by regulated subsidiaries. As of September 30, 2020, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $385.2 million.

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

On September 30, 2020, the SEC announced a settlement with BGC regarding alleged negligent disclosure violations related to one of BGC's non-GAAP financial measures for periods beginning with the first quarter of 2015 through the first quarter of 2016. All of the relevant disclosures related to those periods and pre-dated the SEC staff’s May 2016 detailed compliance and disclosure guidance with respect to non-GAAP presentations. BGC revised its non-GAAP presentation beginning with the second quarter of 2016 as a result of the SEC’s guidance, and the SEC has made no allegations with regard to any periods following the first quarter of 2016. In connection with the SEC settlement, BGC was ordered to cease and desist from any future violations of Sections 17(a)(2) and 17(a)(3) of the Securities Act, Section 13(a) of the Exchange Act and Rule 13a-11 thereunder, and Rule 100(b) of Regulation G, and agreed to pay a civil penalty of $1.4 million without admitting or denying the SEC’s allegations.

See “Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information related to our regulatory environment.

EQUITY

Class A Common Stock

Changes in shares of BGC Class A common stock outstanding were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shares outstanding at beginning of period	313,323	297,871	307,915	291,475
Share issuances:
Redemptions/exchanges of limited partnership interests[1]	1,747	4,002	5,821	9,702
Vesting of RSUs	115	62	915	383
Acquisitions	42	349	327	848
Other issuances of BGC Class A common stock	90	53	339	162
Treasury stock repurchases	(2)	—	(2)	(233)
Forfeitures of restricted BGC Class A common stock	—	(22)	—	(22)
Shares outstanding at end of period	315,315	302,315	315,315	302,315

1

Included in redemptions/exchanges of limited partnership interests for the three months ended September 30, 2020 and 2019 are 0.5 million shares of BGC Class A common stock granted in connection with the cancellation of 0.4 million LPUs, and 2.8 million shares of BGC Class A common stock granted in connection with the cancellation of 3.2 million LPUs, respectively. Included in redemptions/exchanges of limited partnership interests for the nine months ended September 30, 2020 and 2019 are 2.6 million shares of BGC Class A common stock granted in connection with the cancellation of 2.5 million LPUs, and 5.2 million shares of BGC Class A common stock granted in connection with the cancellation of 5.8 million LPUs, respectively. Because LPUs are included in the Company’s fully diluted share count, if dilutive, redemptions/exchanges in connection with the issuance of BGC Class A common stock would not impact the fully diluted number of shares outstanding.

Class B Common Stock

The Company did not issue any shares of BGC Class B common stock during the three and nine months ended September 30, 2020 and 2019. As of September 30, 2020 and December 31, 2019, there were 45,884,380 shares of BGC Class B common stock outstanding.

Unit Redemptions and Share Repurchase Program

The Board and Audit Committee have authorized repurchases of BGC Class A common stock and redemptions of limited partnership interests or other equity interests in our subsidiaries. On August 1, 2018, the Board and Audit Committee increased the Company’s share repurchase and unit redemption authorization to $300.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of September 30, 2020, the Company had $251.2 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units.

The table below represents the units redeemed and/or shares repurchased for cash and does not include units redeemed/cancelled in connection with the grant of shares of BGC Class A common stock nor the limited partnership interests exchanged for shares of BGC Class A common stock. The unit redemptions and share repurchases of BGC Class A common stock during the three and nine months ended September 30, 2020 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted-Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Program
Redemptions[1,2]
January 1, 2020—March 31, 2020	235	$4.30
April 1, 2020—June 30, 2020	103	3.05
July 1, 2020—September 30, 2020	1,481	2.80
Total Redemptions	1,819	$3.01
Repurchases[3,4]
January 1, 2020—March 31, 2020	—	$—
April 1, 2020—June 30, 2020	—	—
July 1, 2020—July 31, 2020	2	2.58
August 1, 2020—September 30, 2020	—	—
Total Repurchases	2	2.58
Total Redemptions and Repurchases	1,821	$3.01	$251,206

[1]

During the three months ended September 30, 2020, the Company redeemed 1.5 million LPUs at an aggregate redemption price of $4.1 million for a weighted-average price of $2.81 per unit. During the three months ended September 30, 2020, the Company redeemed 27 thousand FPUs at an aggregate redemption price of $73 thousand for a weighted-average price of $2.74 per unit. During the three months ended September 30, 2019, the Company redeemed 36 thousand LPUs at an aggregate redemption price of $188 thousand for a weighted-average price of $5.19 per unit and 37 thousand FPUs at an aggregate redemption price of $196 thousand for a weighted-average price of $5.28 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 0.5 million and 2.8 million shares of BGC Class A common stock during the three months ended September 30, 2020 and 2019, respectively, nor the limited partnership interests exchanged for 1.3 million and 1.2 million shares of BGC Class A common stock during the three months ended September 30, 2020 and 2019, respectively.

[2]

During the nine months ended September 30, 2020, the Company redeemed 1.8 million LPUs at an aggregate redemption price of $5.4 million for a weighted-average price of $3.02 per unit. During the nine months ended September 30, 2020, the Company redeemed 28 thousand FPUs at an aggregate redemption price of $77 thousand for a weighted-average price of $2.75 per unit. During the nine months ended September 30, 2019, the Company redeemed 1.3 million LPUs at an aggregate redemption price of $7.9 million for a weighted-average price of $5.94 per unit and 42 thousand FPUs at an aggregate redemption price of $226 thousand for a weighted-average price of $5.35 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 2.6 million and 5.2 million shares of BGC Class A common stock during the nine months ended September 30, 2020 and 2019, respectively, nor the limited partnership interests exchanged for 3.1 million and 3.6 million shares of BGC Class A common stock during the nine months ended September 30, 2020 and 2019, respectively.

[3]

During the three and nine months ended September 30, 2020, the Company repurchased 2 thousand shares of BGC Class A common stock at an aggregate price of $6 thousand for a weighted-average price of $2.58 per share.

[4]

The Company did not repurchase any shares of BGC Class A common stock during the three months ended September 30, 2019. During the nine months ended September 30, 2019, the Company repurchased 0.2 million shares of BGC Class A common stock at an aggregate price of $1.2 million for a weighted-average price of $5.30 per share.

The weighted-average share count, including securities that were anti-dilutive for our earnings per share calculation was as follows (in thousands):

Three Months Ended September 30, 2020
Common stock outstanding[1]	363,244
Partnership units[2]	184,642
RSUs (Treasury stock method)	219
Other	1,139
Total[3]	549,244

1

Common stock consisted of shares of BGC Class A common stock, shares of BGC Class B common stock and contingent shares of our Class A common stock for which all necessary conditions have been satisfied except for the passage of time. For the quarter ended September 30, 2020, the weighted-average number of shares of BGC Class A common stock was 317.4 million and shares of BGC Class B common stock was 45.9 million.

2

Partnership units collectively include FPUs, LPUs, including contingent units of BGC Holdings for which all necessary conditions have been satisfied except for the passage of time, and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings,” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information).

3

For the three months ended September 30, 2020, 2.7 million potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Also as of September 30, 2020, 28.4 million shares of contingent BGC Class A common stock, N units, RSUs, and LPUs were excluded from fully diluted EPS computations because the conditions for issuance had not been met by the end of the period. The contingent BGC Class A common stock is recorded as a liability and included in “Accounts payable, accrued and other liabilities” in our unaudited condensed consolidated statement of financial condition as of September 30, 2020.

The fully diluted period-end spot share count was as follows (in thousands):

As of September 30, 2020
Common stock outstanding	361,199
Partnership units	182,191
RSUs (Treasury stock method)	219
Other	4,466
Total	548,075

On June 5, 2015, we entered into the Exchange Agreement with Cantor providing Cantor, CFGM and other Cantor affiliates entitled to hold BGC Class B common stock the right to exchange from time to time, on a one-to-one basis, subject to adjustment, up to an aggregate of 34,649,693 shares of BGC Class A common stock now owned or subsequently acquired by such Cantor entities for up to an aggregate of 34,649,693 shares of BGC Class B common stock. Such shares of BGC Class B common stock, which currently can be acquired upon the exchange of Cantor units owned in BGC Holdings, are already included in our fully diluted share count and will not increase Cantor’s current maximum potential voting power in the common equity. The Exchange Agreement enabled the Cantor entities to acquire the same number of shares of BGC Class B common stock that they were already entitled to acquire without having to exchange its Cantor units in BGC Holdings. The Audit Committee and Board have determined that it was in the best interests of us and our stockholders to approve the Exchange Agreement because it will help ensure that Cantor retains its Cantor units in BGC Holdings, which is the same partnership in which our partner employees participate, thus continuing to align the interests of Cantor with those of the partner employees. On November 23, 2018, in the Class B Issuance, BGC issued 10,323,366 shares of BGC Class B common stock to Cantor and 712,907 shares of BGC Class B common stock to CFGM, an affiliate of Cantor, in each case in exchange for shares of BGC Class A common stock from Cantor and CFGM, respectively, on a one-to-one basis pursuant to the Exchange Agreement. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC by Cantor or CFGM for the Class B Issuance. Following this exchange, Cantor and its affiliates only have the right to exchange under the Exchange Agreement up to an aggregate of 23,613,420 shares of BGC Class A common stock, now owned or subsequently acquired, or its Cantor units in BGC Holdings, into shares of BGC Class B common stock. As of September 30, 2020, Cantor and CFGM do not own any shares of BGC Class A common stock.

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

Registration Statements

We currently have in place an effective equity shelf registration statement on Form S-3 filed on March 9, 2018 with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock from time to time on a delayed or continuous basis. On March 9, 2018, we entered into the March 2018 Sales Agreement, pursuant to which we may offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock under the CEO Program. Proceeds from shares of BGC Class A common stock sold under this CEO Program Sales Agreement may be used for redemptions of limited partnership interests in BGC Holdings, as well as for general corporate purposes, including acquisitions and the repayment of debt. CF&Co is a wholly owned subsidiary of Cantor and an affiliate of us. Under this Sales Agreement, we have agreed to pay CF&Co up to 2% of the gross proceeds from the sale of shares. For additional information on the Company’s CEO Program sales agreements, see Note 14—“Related Party Transactions” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

As of September 30, 2020, we have issued and sold 17.6 million shares of BGC Class A common stock (or $210.6 million) under the March 2018 Sales Agreement. We intend to use the net proceeds of any shares of BGC Class A common stock sold for general corporate purposes for potential acquisitions, redemptions of LPUs and FPUs in BGC Holdings and repurchases of shares of BGC Class A common stock from partners, executive officers and other employees of ours or our subsidiaries and of Cantor and its affiliates. Certain of such partners will be expected to use the proceeds from such sales to repay outstanding loans issued by, or credit enhanced by, Cantor, or BGC Holdings. In addition to general corporate purposes, these sales along with our share repurchase authorization are designed as a planning device in order to facilitate the redemption process. Going forward, we may redeem units and reduce our fully diluted share count under our repurchase authorization or later sell shares of BGC Class A common stock under the March 2018 Sales Agreement.

Further, we have an effective registration statement on Form S-4 filed on September 3, 2010, with respect to the offer and sale of up to 20 million shares of BGC Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of September 30, 2020, we have issued an aggregate of 14.2 million shares of BGC Class A common stock under this Form S-4 registration statement. Additionally, on September 13, 2019, we filed a registration statement on Form S-4, with respect to the offer and sale of up to 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of September 30, 2020, we have not issued any shares of BGC Class A common stock under this Form S-4 registration statement. We also have an effective shelf registration statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of BGC Class A common stock under the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan. As of September 30, 2020, we have issued 0.7 million shares of BGC Class A common stock under the Dividend Reinvestment and Stock Purchase Plan.

The Compensation Committee may grant stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other equity-based awards, including to provide exchange rights for shares of BGC Class A common stock upon exchange of LPUs. On June 22, 2016, at our Annual Meeting of Stockholders, our stockholders approved our Equity Plan to increase from 350 million to 400 million the aggregate number of shares of BGC Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. As of September 30, 2020, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 128.2 million shares of BGC Class A common stock.

On October 20, 2020, we filed a registration statement on Form S-3, which was declared effective on October 28, 2020, pursuant to which CF&Co may make offers and sales of our 5.125% Senior Notes, 5.375% Senior Notes, 3.750% Senior Notes and 4.375% Senior Notes in connection with ongoing market-making transactions which may occur from time to time. Such market-making transactions in these securities may occur in the open market or may be privately negotiated at prevailing market prices at a time of resale or at related or negotiated prices. Neither CF&Co, nor any other of our affiliates, has any obligation to make a market in our securities, and CF&Co or any such other affiliate may discontinue market-making activities at any time without notice.

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

As of September 30, 2020, the Company has issued 0.4 million shares of BGC Class A common stock, 0.3 million of RSUs and paid $19.2 million in cash related to such contingent payments.

As of September 30, 2020, 2.9 million shares of BGC Class A common stock, 1.2 million RSUs and $22.8 million in cash remain to be issued if the targets are met, net of forfeitures and other adjustments.

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

As of September 30, 2020, there were 2,390,731 FPUs in BGC Holdings remaining, which the partnerships had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

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

GUARANTEE AGREEMENT FROM MINT BROKERS

Under rules adopted by the CFTC, all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the NFA and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. Our European-based brokers engage from time to time in interest rate swap transactions with U.S.-based counterparties, and therefore we are subject to the CFTC requirements. Mint Brokers has entered into guarantees on our behalf (and on behalf of GFI), and we are required to indemnify Mint Brokers for the amounts, if any, paid by Mint Brokers on our behalf pursuant to this arrangement. Effective April 1, 2020, these guarantees were transferred to Mint Brokers from CF&Co. During the three and nine months ended September 30, 2020, the Company recorded expenses of $31 thousand and $94 thousand with respect to these guarantees.

NEWMARK SUBLEASE TO BGC

In May 2020, BGC U.S. OpCo entered into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark, which sublease was approved by the Audit Committee. The deal is a one-year sublease of approximately 21,000 rentable square feet in New York City. Under the terms of the sublease, BGC U.S. OpCo will pay a fixed rent amount of $1.1 million. In connection with the sublease, BGC U.S. OpCo paid $0.4 million and $0.5 million, respectively, for the three and nine months ended September 30, 2020.

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

As of September 30, 2020, the Company had $50.0 million remaining from its debt repurchase authorization.

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

On March 2, 2020, the Company granted Sean A. Windeatt 519,725 exchange rights with respect to 519,725 non-exchangeable LPUs that were previously granted to Mr. Windeatt. The resulting 519,725 exchangeable LPUs were immediately exchangeable by Mr. Windeatt for an aggregate of 519,725 shares of BGC Class A common stock. The grant was approved by the Compensation Committee. Additionally, the Compensation Committee approved the right to exchange for cash 97,656 non-exchangeable PLPUs held by Mr. Windeatt, for a payment of $645,779 for taxes when the LPU units are exchanged. On August 5, 2020, the Company redeemed 436,665 exchangeable LPUs held by Mr. Windeatt at the price of $2.90, the closing price of our Class A common stock on August 5, 2020. This transaction was approved by the Compensation Committee. In connection with the redemption of the 436,665 exchangeable LPUs, 96,216 exchangeable PLPUs were redeemed for $637,866 for taxes. In connection with the redemption, 20,849 exchangeable LPUs and 1,440 exchangeable PLPUs were redeemed for zero upon exchange in connection with Mr. Windeatt’s LLP status.

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

MARKET SUMMARY

The following table provides certain volume and transaction count information for the quarterly periods indicated:

	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Notional Volume (in billions)
Total Fully Electronic volume	$8,345	$7,103	$8,048	$5,975	$6,448
Total Hybrid volume	64,298	63,874	85,290	66,996	73,485
Total Fully Electronic and Hybrid volume	$72,643	$70,977	$93,338	$72,971	$79,933
Transaction Count (in thousands, except for days)
Total Fully Electronic transactions	2,713	3,207	4,229	3,108	3,176
Total Hybrid transactions	1,115	1,333	1,513	1,165	1,265
Total Fully Electronic and Hybrid transactions	3,828	4,540	5,742	4,273	4,441
Trading days	64	63	62	64	64

Note: Certain information may have been recast with current estimates to reflect changes in reporting methodology. Such revisions have no impact on the Company’s revenues or earnings.

Fully Electronic volume, including new products, was $8.3 trillion for the three months ended September 30, 2020, compared to $6.4 trillion for the three months ended September 30, 2019. Our Hybrid volume for the three months ended September 30, 2020 was $64.3 trillion, compared to $73.5 trillion for the three months ended September 30, 2019.

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

Certain LPUs are granted exchangeability into shares of BGC or Newmark Class A common stock or are redeemed in connection with the grant of BGC or Newmark Class A common stock issued; BGC Class A common stock is issued on a one-for-one basis, and Newmark Class A common stock is issued based on the number of LPUs exchanged or redeemed multiplied by the then Exchange Ratio. At the time exchangeability is granted or shares of BGC or Newmark Class A common stock are issued, we recognize an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our unaudited condensed consolidated statements of operations. During the three months ended September 30, 2020 and 2019, we incurred equity-based compensation expense of $3.6 million and $24.2 million, respectively. During the nine months ended September 30, 2020 and 2019, we incurred compensation expense of $29.0 million and $53.4 million, respectively, related to LPUs and issuance of common stock.

Certain LPUs have a stated vesting schedule and do not receive quarterly allocations of net income. Compensation expense related to these LPUs is recognized over the stated service period, and these units generally vest between two and five years. During the three months ended September 30, 2020 and 2019, we incurred compensation expense related to these LPUs of $18.5 million and $4.2 million, respectively. During the nine months ended September 30, 2020 and 2019, we incurred compensation expense related to these LPUs of $54.3 million and $17.9 million, respectively. This expense is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our unaudited condensed consolidated statements of operations.

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

As of September 30, 2020 and December 31, 2019, the aggregate balance of employee loans, net of reserve, was $401.6 million and $315.6 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our unaudited condensed consolidated statements of financial condition. Compensation expense (benefit) for the above-mentioned employee loans for the three months ended September 30, 2020 and 2019, was $11.1 million and $9.3 million, respectively. Compensation expense (benefit) for the above-mentioned employee loans for the nine months ended September 30, 2020 and 2019, was $42.7 million and $23.3 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our unaudited condensed consolidated statements of operations.

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

The first step involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. To estimate the fair value of the reporting units, we use a discounted cash flow model and data regarding market comparables. The valuation process requires significant judgment and involves the use of significant estimates and assumptions. These assumptions include cash flow projections, estimated cost of capital and the selection of peer companies and relevant multiples. Because assumptions and estimates are used in projecting future cash flows, choosing peer companies and selecting relevant multiples, actual results may differ from our estimates under different assumptions or conditions. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is deemed not to be impaired. If the carrying value exceeds the estimated fair value, in the second step of the process an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.

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

DIVIDEND POLICY

Our Board has authorized a dividend policy which provides that we expect to pay a quarterly cash dividend to our common stockholders based on our post-tax Adjusted Earnings per fully diluted share. In the first quarter of 2020, the Board took the step of reducing the quarterly dividend out of an abundance of caution in order to strengthen the Company’s balance sheet as the global capital markets face difficult and unprecedented macroeconomic conditions. Our Board declared a dividend of $0.01 per share for the third quarter of 2020. Additionally, beginning with the first quarter of 2020, BGC Holdings, L.P. has reduced its distributions to or on behalf of its partners. The distributions to or on behalf of partners will at least cover their related tax payments. Whether any given post-tax amount is equivalent to the amount received by a stockholder also on an after tax basis depends upon stockholders’ and partners’ domiciles and tax status. BGC believes that these steps will allow the Company to prioritize its financial strength. Early next year we expect to announce our updated capital return policy.

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

OUR ORGANIZATIONAL STRUCTURE

Stock Ownership

As of September 30, 2020, there were 315,314,580 shares of BGC Class A common stock outstanding. On June 21, 2017, Cantor pledged 10,000,000 shares of BGC Class A common stock in connection with a partner loan program. On November 23, 2018, those shares of BGC Class A common stock were converted into 10,000,000 shares of BGC Class B common stock and remain pledged in connection with the partner loan program. On November 23, 2018, BGC Partners issued 10,323,366 shares of BGC Class B common stock to Cantor and 712,907 shares of BGC Class B common stock to CFGM, an affiliate of Cantor, in each case in exchange for shares of BGC Class A common stock from Cantor and CFGM, respectively, on a one-to-one basis pursuant to Cantor’s and CFGM’s right to exchange such shares under the letter agreement, dated as of June 5, 2015, by and between BGC Partners and Cantor. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Partners by Cantor or CFGM for the Class B Issuance. The Class B Issuance was exempt from registration pursuant to Section 3(a)(9) of the Securities Act. As of September 30, 2020, Cantor and CFGM did not own any shares of BGC Class A common stock. Each share of BGC Class A common stock is entitled to one vote on matters submitted to a vote of our stockholders.

In addition, as of September 30, 2020, Cantor and CFGM held 45,884,380 shares of BGC Class B common stock (which represents all of the outstanding shares of BGC Class B common stock), representing approximately 59.3% of our voting power on such date. Each share of BGC Class B common stock is generally entitled to the same rights as a share of BGC Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to ten votes. The BGC Class B common stock generally votes together with the BGC Class A common stock on all matters submitted to a vote of our stockholders.

Through September 30, 2020, Cantor has distributed to its current and former partners an aggregate of 20,850,346 shares of BGC Class A common stock, consisting of (i) 19,372,639 April 2008 distribution rights shares, and (ii) 1,477,707 February 2012 distribution rights shares. As of September 30, 2020, Cantor is still obligated to distribute to its current and former partners an aggregate of 15,756,625 shares of BGC Class A common stock, consisting of 13,999,105 April 2008 distribution rights shares and 1,757,520 February 2012 distribution rights shares.

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

As of September 30, 2020, we held directly and indirectly, through wholly-owned subsidiaries, 361,198,960 BGC U.S. OpCo limited partnership units and 361,198,960 BGC Global OpCo limited partnership units, representing approximately 67.8% of the outstanding limited partnership units in both BGC U.S. OpCo and BGC Global OpCo. As of that date, BGC Holdings held 171,294,356 BGC U.S. OpCo limited partnership units and 171,294,356 BGC Global OpCo limited partnership units, representing approximately 32.2% of the outstanding limited partnership units in both BGC U.S. OpCo and BGC Global OpCo.

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

As of September 30, 2020, excluding Preferred Units and NPSUs described below, outstanding BGC Holdings partnership interests included 117,579,157 LPUs, 12,249,288 FPUs and 52,362,964 Cantor units.

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

As of September 30, 2020, there were 2,390,731 FPUs remaining which BGC Holdings, had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

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

Such Preferred Units may not be made exchangeable into BGC Class A common stock and accordingly will not be included in the fully diluted share count. Each quarter, the net profits of BGC Holdings are allocated to such Units at a rate of either 0.6875% (which is 2.75% per calendar year) of the allocation amount assigned to them based on their award price, or such other amount as set forth in the award documentation, before calculation and distribution of the quarterly Partnership distribution for the remaining Partnership units. The Preferred Units will not be entitled to participate in Partnership distributions other than with respect to the Preferred Distribution. As of September 30, 2020, there were 32,666,339 such units granted and outstanding in BGC Holdings.

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

Under the Exchange Agreement, Cantor and CFGM have the right to exchange shares of BGC Class A common stock owned by them for the same number of shares of BGC Class B common stock. As of September 30, 2020, Cantor and CFGM do not own any shares of BGC Class A common stock. Cantor and CFGM would also have the right to exchange any shares of BGC Class A common stock subsequently acquired by either of them for shares of BGC Class B common stock, up to 23,613,420 shares of BGC Class B common stock.

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

The following diagram illustrates our organizational structure as of September 30, 2020. The diagram does not reflect the various subsidiaries of BGC, BGC U.S. OpCo, BGC Global OpCo, or Cantor, or the noncontrolling interests in our consolidated subsidiaries other than Cantor’s units in BGC Holdings.*

STRUCTURE OF BGC PARTNERS, INC. AS OF SEPTEMBER 30, 2020

CF Group Management Inc.
Cantor Limited Partners
Cantor
Public Stockholders
• Limited Partnership Units (30.6% of economics of BGC Holdings)
• 9.8% indirect economic interest in BGC U.S. and BGC Global
• BGC Class B common stock (12.7% of economics and 59.3% of voting power of BGC Partners, Inc.)
• 8.6% indirect economic interest in BGC U.S. and BGC Global
• BGC Class A common stock (87.3% of economics and 40.7% of voting power of BGC Partners, Inc.)
• 59.3% indirect economic interest in BGC U.S. and BGC Global
BGC Partners, Inc.
• Limited Partnership Units (67.8% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Units (67.8% of economics of BGC Global)
Limited Partnership Units and Founding/Working Partner Units
• Limited Partnership Units (69.4% of economics of BGC Holdings)
• 22.3% indirect economic interest in BGC U.S. and BGC Global
BGC Holdings
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Units (32.2% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Units (32.2% of economics of BGC Global)
BGC U.S.
BGC Global

* Shares of BGC Class B common stock are convertible into shares of BGC Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor and CFGM converted all of their BGC Class B common stock into BGC Class A common stock, Cantor would hold 12.5% of the voting power, CFGM would hold 0.2% of the voting power, and the public stockholders would hold 87.3% of the voting power (and Cantor and CFGM’s indirect economic interests in BGC U.S. and BGC Global would remain unchanged). The diagram does not reflect certain BGC Class A common stock and BGC Holdings partnership units as follows: (a) any shares of BGC Class A common stock that may become issuable upon the conversion or exchange of any convertible or exchangeable debt securities that may in the future be sold under our shelf Registration Statement on Form S-3 (Registration No. 333-180331); (b) 32,666,339 Preferred Units granted and outstanding to BGC Holdings partners (see “BGC Partners, Inc. Partnership Structure” herein); and (c) 47,118,034 N Units granted and outstanding to BGC Holdings partners.

The diagram reflects BGC Class A common stock and BGC Holdings partnership unit activity from January 1, 2020 through September 30, 2020 as follows: (a) an aggregate of 18,409,504 LPUs granted by BGC Holdings; (b) 1,449,089 LPUs repurchased by us; (c) 185,300 shares of BGC Class A common stock sold by us under the March 2018 Sales Agreement pursuant to our Registration Statement on Form S-3 (Registration No. 333-223550), but not the remaining $89.4 million of stock remaining for sale by us under such sales agreement; (d) 914,641 shares of BGC Class A common stock issued for vested restricted stock units; (e) 327,028 shares of Class A common stock issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-169232), but not the 5,841,547 of such shares remaining available for issuance by us under such Registration Statement; (f) 99,151 shares issued by us under our Dividend Reinvestment and Stock Purchase Plan shelf Registration Statement on Form S-3 (Registration No. 333-173109), but not the 9,269,171 of such shares remaining available for issuance by us under shelf Registration Statement on Form S-3 (Registration No. 333-196999); (g) 40,576 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-175034), but not the 428,215 of such shares remaining available for sale by selling stockholders under such Registration Statement; (h) 8,421 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-167953), but not the 136,975 shares remaining available for sale by selling stockholders under such Registration Statement. As September 30, 2020, we have not issued any shares of BGC Class A common stock under our 2019 Form S-4 Registration Statement (Registration No. 333-233761).

Possible Corporation Conversion

The Company continues to explore a possible conversion into a simpler corporate structure. An important factor will be any significant change in taxation policy in any of the major jurisdictions in which the Company operates and its stakeholders reside, particularly the United States whose tax policies are likely to be affected by the outcome of the elections on November 3, 2020. This quarter, the Company will continue to work with regulators, lenders, and rating agencies regarding any possible conversion. BGC’s board committees will review potential transaction arrangements.

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

We also have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $0.3 million as of September 30, 2020. Investments in marketable securities carry a degree of risk, as there can be no assurance that the marketable securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of marketable securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in marketable securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in marketable securities. See Note 10—“Marketable Securities” and Note 12—“Derivatives” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these investments and related hedging activities.

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

The majority of the Company’s foreign currency exposure is related to the U.S. Dollar versus the British Pound and the Euro. While our international results of operations, as measured in U.S. Dollars, are subject to FX fluctuations, we do not consider the related risk to be material to our results of operations. For the financial assets and liabilities denominated in the British Pound and Euro, including foreign currency hedge positions related to these currencies, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. Dollar, holding all other assumptions constant. The analysis identified the worst case scenario as the U.S. Dollar strengthening against the Euro and weakening against the British Pound. If as of September 30, 2020, the U.S. Dollar had strengthened against the Euro and weakened against the British Pound by 10%, the currency movements would have had an aggregate negative impact on our net income of approximately $6.7 million.

Interest Rate Risk

BGC Partners had $1,318.5 million in fixed-rate debt outstanding as of September 30, 2020. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. In addition, as of September 30, 2020, BGC Partners had no borrowings outstanding under its Revolving Credit Agreement. The interest rate on any borrowings under its Revolving Credit Agreement is based on LIBOR.

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

Evaluation of Disclosure Controls and Procedures

BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman of the Board and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman of the Board and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of September 30, 2020. Based on that evaluation, the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

During the three months ending September 30, 2020, there were no changes in our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The global spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, significant reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. As of November 2, 2020, the United States had the world’s most reported COVID-19 cases, and all 50 states and the District of Columbia have reported cases of infected individuals. Several states and countries, including New York and the U.K., where we are headquartered, have declared states of emergency.

The economic and financial disruptions from the COVID-19 outbreak, as well as measures taken by various governmental authorities in response to the outbreak, led us to implement operational changes as we executed our business continuity plan at the end of the first quarter. We continue to take significant steps to protect our employees. While a majority of the front office personnel are working in a firm office currently, a majority of BGC staff members continue to work from home or other remote locations and disaster recovery venues, and we continue to restrict business travel, particularly to areas most affected by the pandemic. Although our information technology systems have been able to support remote working to date, we cannot assure you that they will continue to be able to support the volume of business conducted remotely by our employees in the future or to address increased volumes as our workforce shifts to additional locations and venues. We are also dependent on third-party vendors for the performance of certain critical processes and many such vendors are continuing to operate under business continuity plans. In addition, many of our vendors’ and clients’ workforces continue to work from home or remote locations and their normal operations have been disrupted due to the COVID-19 pandemic. Working remotely may place additional stress on the telecommunications infrastructure in the areas where our employees live and work. Disruptions in the availability of internet and telephone service has adversely affected and may continue to adversely affect the ability of our employees to perform their operations remotely in a timely manner. An extended period of remote working by our employees could also increase our cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Even as re-opening continues for some workers and in some locations, changes in state work orders and virus spread may impact work arrangements of our employees, vendors and clients for the foreseeable future. While we have taken significant precautions to protect employees who work in our offices, no assurance can be given that measures will contain the spread of the virus.

In particular, any disruption in our Fenics business operations could have an adverse effect on our results. Our Fully Electronic Fenics business has been a key growth driver and competitive advantage. A disruption or certain employees in our Fenics operations not being able to fully utilize our most advanced technology while working remotely may lead to an increased reliance on Voice and Hybrid brokerage, which may adversely affect our revenues and profit margins. Any disruption in the insurance markets may also adversely affect our businesses.

If significant portions of our, third-party vendors’ or our clients’ workforce, including executives or key personnel, are unable to work effectively because of illness, government actions, or other restrictions in connection with the pandemic, this may impair our ability to operate our businesses, particularly when coupled with the significant increase in client trading volumes and inquiries. COVID-19 presents a threat to our employees’ well-being. While we implemented a business continuity plan at the end of the first quarter and continue to revise the plan to implement changes in state and local responses and development of protocols and other factors to protect the health of our employees, such plan cannot anticipate all scenarios. These factors impacted productivity during the third quarter, and we may experience a continuing loss of productivity or adjustment to our business over time. Additionally, due to the physical dislocations experienced by our brokers and clients, the pace of adoption of some of our newer fully electronic brokerage offerings has been and may continue to be adversely affected.

The extent to which the COVID-19 pandemic, including any successive waves, or the emergence of another pandemic, and measures taken in response thereto could materially adversely affect the conduct of our businesses will depend upon future developments, which are highly uncertain. Although many foreign, state and local governments have begun to lift “shelter-in-place” orders for certain businesses, such lifting of restrictions has led in some instances and may lead to a resurgence of the pandemic in other instances or may impact our business in additional ways as we adapt to a workforce in our offices, remote locations and working from home. Health experts have indicated that a subsequent wave of the pandemic is already underway. The current increase in infections has led to the re-implementation of restrictions in many jurisdictions, including New York City. The timing of development and regulatory approval of an effective vaccine is uncertain. Even when such vaccine is approved, there may be a lengthy period of time before the vaccine is widely distributed. It is also uncertain whether there will be sufficient public confidence in the effectiveness of the vaccine to enable widespread vaccination of the public. Any increase in the duration and impact of the pandemic, including any successive waves, as well as measures taken in response thereto, could materially adversely affect our businesses, financial condition and results of operations.

The COVID-19 pandemic has also negatively affected, and may continue to negatively affect, the global economy, the United States economy and the global financial markets, resulting in a global recession that may adversely affect our businesses, financial condition and results of operations.

The outbreak of COVID-19 has negatively affected the global economy, the United States economy and the global financial markets. Unemployment rates in the United States have increased dramatically to levels not experienced since the Great Depression. The United States reported a strong recovery in GDP to over a 33% growth for the third quarter of 2020 following a significant decline in the second quarter of 2020. Most economists expect the recovery, albeit a more modest one, to continue in the fourth quarter of 2020. The U.S. equity capital markets (as measured by the S&P 500) suffered a more than 30% decline in the first few weeks after many national and regional governments implemented “shelter-in-place” orders. While the S&P 500 increased by 30% over the course of the second and third quarters of 2020, there can be no assurance that the broader equity markets will not suffer similar declines in future periods should the pandemic further harm the U.S. or global economy. Oil prices and interest rates are around record low levels, primarily as a result of the decline in economic activity. All of these unprecedented developments in the global economy and the United States economy have led to substantial uncertainty about future economic conditions.

Our revenues were adversely impacted in the third quarter of 2020 as a result of COVID-19 and its impact on the macroeconomic environment, including interest rates, FX, and oil prices. We had lower year-on-year secondary trading volumes in certain markets on our rates, FX, credit, and equity derivatives and cash equities businesses, while historically low prices across energy and commodities reduced demand for underlying product hedges. In addition, BGC and our clients faced continued dislocations due to COVID-19. All these factors negatively impacted, and may continue to negatively impact, market volumes, which could have an adverse effect on our businesses, financial condition and results of operations. Governmental actions in response to the pandemic, including “shelter-in-place” orders, may be confronted with resistance and lead to civil unrest. Such civil unrest could have a material adverse effect on economic conditions. Because of these and other factors, we are unable to predict the full impact of the pandemic if conditions persist, and there can be no assurance that these increased levels of volumes will be replicated in future quarters. Should these global market conditions be prolonged or worsen, or the pandemic lead to additional market disruptions, we could experience reduced client activity and demand for our products and services, counterparty defaults, impairments of other financial assets and other negative impacts on our financial position.

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

The full extent to which the COVID-19 outbreak, or the emergence of another pandemic, and measures taken in response thereto, could continue to negatively affect the global economy, the United States economy, and global financial markets and, in turn, materially adversely affect our businesses, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the outbreak or pandemic, actions taken by governmental authorities to contain the financial and economic impact of the outbreak or pandemic, the effects on our clients, employees and third-party vendors, and the overall impact on financial markets, the economy and society.

Reductions in our quarterly cash dividend and corresponding reductions in distributions by BGC Holdings to its partners may reduce the value of our common stock and the attractiveness of our equity-based compensation and limit the ability of our partners to repay employee loans.

Our Board has authorized a dividend policy which provides that we expect to pay a quarterly cash dividend to our common stockholders based on our post-tax Adjusted Earnings per fully diluted share. On October 27, 2020, BGC Partners’ Board of Directors declared a quarterly qualified cash dividend of $0.01 per share to Class A and Class B common stockholders of record as of November 17, 2020. Our Board took the step beginning in the first quarter of 2020 of reducing the quarterly dividend from the previous $0.14 per share out of an abundance of caution in order to strengthen the Company’s balance sheet as the global capital markets face difficult and unprecedented macroeconomic conditions due to the COVID-19 pandemic. We cannot predict the duration of the current economic slowdown and its impact on our future quarterly dividend payments. Investors seeking a short-term dividend yield may find our Class A common stock less attractive than securities of issuers continuing to pay larger dividends.

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

We believe that these steps have allowed us to prioritize near-term financial strength and bolster our financial condition, but we cannot assure you that such steps will prevent a decline in our financial condition. Early next year we expect to announce our updated capital return policy. There can be no assurance that future dividends will be paid or that dividend or distribution amounts will return to levels consistent with past practice.

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

The U.K. and EU are currently negotiating a trade deal which would determine the new bilateral trade relationship going forward. Such a deal and one including financial services currently looks unlikely, and, if no deal is in place by the end of the transition period, absent mitigating legislative measures, this could hinder current levels of mutual market access. While other trade deals are being considered, for example between the U.K. and the U.S., these may also prove challenging to negotiate and may not replace or compensate for a reduction, if any, in U.K. and EU trade at least in the short term. Further, the terms of a U.K. and EU trade deal may adversely impact the negotiation and terms of such other deals and vice versa.

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

Our indebtedness, which at September 30, 2020 was $1,318.5 million, may have important, adverse consequences to us and our investors, including:

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

Our $350 million Revolving Credit Agreement is indexed to LIBOR. As of September 30, 2020, we had no amount of indebtedness outstanding under the Revolving Credit Agreement. LIBOR is the rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. In July 2017, the head of the FCA announced the desire to phase out the use of LIBOR by the end of 2021. At this time, no consensus exists as to what reference rate or rates may become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the U.K. or elsewhere. As such, the potential effect of any such event on our cost of capital and interest expense cannot yet be determined.

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

On November 5, 2020, Sean Windeatt, the Chief Operating Officer of the Company, executed a Deed of Amendment (the “2020 Deed of Amendment”) with BGC Services (Holdings) LLP (the “U.K. Partnership”) which amends the Deed of Adherence, dated January 22,

2014, between Mr. Windeatt and the U.K. Partnership and the Deed of Amendment, dated February 24, 2017, between Mr. Windeatt and the U.K. Partnership (together, the “Deed”).

Under the 2020 Deed of Amendment, Mr. Windeatt’s membership in the U.K. Partnership was extended from a minimum initial period of up to and including March 31, 2024 to September 30, 2025 (the “Initial Period”). In addition, under the 2020 Deed of Amendment, commencing October 1, 2023,  either party may terminate the Deed by giving written notice to the other party at least twenty-four months prior to the expiration of the Initial Period (which is an increase from twelve months). Mr. Windeatt’s membership, unless terminated earlier in accordance with the terms of the Deed, will continue following September 30, 2025 on the same terms and conditions set forth in the Deed until written notice to terminate is provided and the 24-month notice period expires.

Under the 2020 Deed of Amendment, Mr. Windeatt reports directly to the Chairman and/or Chief Executive Officer of the Company or his designate.

Pursuant to the 2020 Deed of Amendment, Mr. Windeatt is also entitled to an increase in drawings from an aggregate amount of £500,000 per year to an aggregate amount of £600,000 per year (£50,000 per month) effective January 1, 2021, which shall be reviewed by the Compensation Committee annually. Mr. Windeatt is also eligible for additional allocations of the U.K. Partnership’s profits, subject to the approval of the Compensation Committee.

All other terms and conditions of Mr. Windeatt’s membership are unaffected and remain as set out in the Deed.

Additionally, on November 5, 2020, Mr. Windeatt entered into an amendment (the “Consultancy Agreement Amendment”) of the Consultancy Agreement, dated February 24, 2017, between Mr. Windeatt and the U.K. Partnership in order to fix a certain typographical error. Both the 2020 Deed of Amendment and the Consultancy Agreement Amendment were approved by the Compensation Committee of the Board of Directors.

The foregoing descriptions of the 2020 Deed of Amendment and the Consultancy Agreement Amendment do not purport to be complete and are qualified in their entirety by reference to the full text of such documents that are filed as Exhibits 10.2 and 10.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Additionally, on November 5, 2020, in connection with the execution of the 2020 Deed of Amendment, the Company granted Mr. Windeatt 458,425 non-exchangeable, non-earning BGC Holdings NLPUs and 246,844 non-exchangeable, non-earning BGC Holdings NPLPUs. Such grant was calculated by dividing $2,000,000 by $2.84, the volume-weighted average pricing per share closing price of BGC Class A common stock for the ten trading-day period covering the nine trading days immediately prior to, and the trading day of, November 5, 2020.

ITEM 6.	EXHIBITS

The exhibit index set forth below is incorporated by reference in response to this ITEM 6.

Exhibit Number	Exhibit Title

10.1

Deed of Amendment, dated August 14, 2020, between Shaun D. Lynn and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 14, 2020)

10.2	Deed of Amendment, dated November 5, 2020, to the Amended and Restated Deed of Adherence, between Sean A. Windeatt and BGC Services (Holdings) LLP

10.3	Amendment, dated November 5, 2020, to the Consultancy Agreement, dated February 24, 2017, between Sean A. Windeatt and BGC Services (Holdings) LLP

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended September 30, 2020 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended September 30, 2020 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Partners, Inc.

/ S / HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

/ S / STEVEN BISGAY
Name:	Steven Bisgay
Title:	Chief Financial Officer

Date: November 6, 2020

[Signature page to the Quarterly Report on Form 10-Q for the period ended September 30, 2020 dated November 6, 2020.]