Form 10-K
period 2020-12-31
BGC Partners, Inc.
filed 2021-03-01
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Securities registered pursuant to Section 12(g) of the Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting common equity held by non-affiliates of the registrant, based upon the closing price of the Class A common stock on June 30, 2020 as reported on NASDAQ, was approximately $836,497,422.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

On February 25, 2021, the registrant had 323,716,736 shares of Class A common stock, $0.01 par value, and 45,884,380 shares of Class B common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive proxy statement for its 2021 annual meeting of stockholders (the “2021 Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10-K. We anticipate that we will file the 2021 Proxy Statement with the SEC on or before April 30, 2021.

BGC Partners, Inc.

2020 FORM 10-K ANNUAL REPORT

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

Algomi	Algomi Limited, a wholly owned subsidiary of the Company, acquired on March 6, 2020

API	Application Programming Interface

April 2008 distribution rights shares	Cantor’s deferred stock distribution rights provided to current and former Cantor partners on April 1, 2008

April 2017 Sales Agreement	CEO sales agreement, by and between the Company and CF&Co, dated April 12, 2017, pursuant to which the Company offered and sold an aggregate of 20 million shares of BGC Class A common stock

Aqua

Aqua Securities L.P., an alternative electronic trading platform, which offers new pools of block liquidity to the global equities markets and is a 49%-owned equity method investment of the Company and 51% owned by Cantor

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

Audit Committee	Audit Committee of the Board

BEAT	Base Erosion and Anti-abuse Tax

Berkeley Point	Berkeley Point Financial LLC, a wholly owned subsidiary of the Company acquired on September 8, 2017 and contributed to Newmark in the Separation

Besso	Besso Insurance Group Limited, a wholly owned subsidiary of the Company, acquired on February 28, 2017

TERM	DEFINITION

BGC	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

BGC or our Class A common stock	BGC Partners Class A common stock, par value $0.01 per share

BGC or our Class B common stock	BGC Partners Class B common stock, par value $0.01 per share

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

TERM	DEFINITION

CLOB	Central Limit Order Book

CME	CME Group Inc., the company that acquired NEX in November 2018

Company	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

Company Debt Securities	The 5.125% Senior Notes, 5.375% Senior Notes, 3.750% Senior Notes, 4.375% Senior Notes and any future debt securities issued by the Company

Compensation Committee	Compensation Committee of the Board

Contribution Ratio	Equal to a BGC Holdings limited partnership interest multiplied by one, divided by 2.2 (or 0.4545)

Converted Term Loan

BGC’s term loan in an aggregate principal amount of $400.0 million entered into on November 22, 2017 in conversion of its then-outstanding borrowings under its revolving credit facility, which Converted Term Loan was assumed by Newmark in connection with the Separation and was repaid on November 6, 2018

Corant

Corant Global Limited, the proposed holding company for all insurance interests of BGC Partners, Inc, subject to regulatory consent; comprises its broking operations of Ed Broking, Besso, Piiq Risk Partners and Junge as well as the group’s managing general agents Cooper Gay, Globe Underwriting and Epsilon

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

ETR	Effective Tax Rate

EU	European Union

Exchange Act	Securities Exchange Act of 1934, as amended

TERM	DEFINITION

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

GFI Merger Agreement	Agreement in connection with the GFI Merger, dated December 22, 2015

GILTI	Global Intangible Low-Taxed Income

Ginga Petroleum	Ginga Petroleum (Singapore) Pte Ltd, a wholly owned subsidiary of the Company, acquired on March 12, 2019

GUI	Graphical User Interface

HDUs	LPUs with capital accounts, which are liability awards recorded in “Accrued compensation” in the Company’s statements of financial condition

Hybrid	Broking transactions executed by brokers and involving some element of Voice Broking and electronic trading

TERM	DEFINITION

ICAP	ICAP plc, a part of TP ICAP group, and a leading markets operator and provider of execution and information services

ICE	Intercontinental Exchange

IMO	Initial Margin Optimization

Incentive Plan	The Company’s Second Amended and Restated Incentive Bonus Compensation Plan, approved by the Company’s stockholders at the annual meeting of stockholders on June 6, 2017

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

Mint Brokers	A wholly owned subsidiary of the Company, acquired on August 19, 2010, registered as an FCM with both the CFTC and NFA

Nasdaq	Nasdaq, Inc., formerly known as NASDAQ OMX Group, Inc.

Newmark	Newmark Group, Inc. (NASDAQ symbol: NMRK), a publicly traded and former majority-owned subsidiary of BGC until the Distribution Date, and, where applicable, its consolidated subsidiaries

Newmark Class A common stock	Newmark Group Class A common stock, par value $0.01 per share

Newmark Class B common stock	Newmark Group Class B common stock, par value $0.01 per share

Newmark Group	Newmark, Newmark Holdings, and Newmark OpCo and their respective subsidiaries, collectively

Newmark Holdings	Newmark Holdings, L.P.

Newmark IPO	Initial public offering of 23 million shares of Newmark Class A common stock by Newmark at a price of $14.00 per share in December 2017

Newmark OpCo	Newmark Partners, L.P., an operating partnership, which is owned jointly by Newmark and Newmark Holdings and holds the business of Newmark

TERM	DEFINITION

Newmark OpCo Preferred Investments	Issuances of EPUs by Newmark OpCo in June 2018 and September 2018

NYAG	New York Attorney General’s Office

NEX	NEX Group plc, an entity formed in December 2016, formerly known as ICAP

NFA	National Futures Association

Non-GAAP	A financial measure that differs from the most directly comparable measure calculated and presented in accordance with U.S. GAAP, such as Adjusted Earnings and Adjusted EBITDA

N Units

Non-distributing partnership units of BGC Holdings or Newmark Holdings that may not be allocated any item of profit or loss, and may not be made exchangeable into shares of Class A common stock, including NREUs, NPREUs, NLPUs, NPLPUs, NPSUs, and NPPSUs

OCC	Options Clearing Corporation

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

CF Real Estate Finance Holdings, L.P., a commercial real estate-related financial and investment business controlled and managed by Cantor, of which Newmark owns a minority interest. On September 8, 2017, the Company invested $100.0 million in Real Estate L.P. which was part of the Spin-Off on November 30, 2018

Real GDP

Real Gross Domestic Product is a macroeconomic measure of the value of economic output adjusted for price changes (i.e. inflation or deflation), which transforms the money-value measure, nominal GDP, into an index for quantity of total output

Record Date	Close of business on November 23, 2018, in connection with the Spin-Off

Repurchase Agreements	Securities sold under agreements to repurchase that are recorded at contractual amounts, including interest, and accounted for as collateralized financing transactions

TERM	DEFINITION

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

Tower Bridge	Tower Bridge International Services L.P., a subsidiary of the Company, which is 52% owned by the Company and 48% owned by Cantor

TP ICAP	TP ICAP plc, an entity formed in December 2016, formerly known as Tullett

Tradition	Compagnie Financière Tradition (which is majority owned by Viel & Cie)

Tullett	Tullett Prebon plc, a part of TP ICAP group and an interdealer broker, primarily operating as an intermediary in the wholesale financial and energy sectors

U.K.	United Kingdom

U.S. GAAP or GAAP	Generally Accepted Accounting Principles in the United States of America

UBT	Unincorporated Business Tax

TERM	DEFINITION

VIE	Variable Interest Entity

Voice	Voice-only broking transactions executed by brokers over the telephone

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “possible,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. The information included herein is given as of the filing date of this Form 10-K with the SEC, and future results or events could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Risk Factor Summary

The following is a summary of material risks that could affect our businesses, each of which may have a material adverse effect on our businesses, financial condition, results of operations and prospects. This summary may not contain all of our material risks, and it is qualified in its entirety by the more detailed risk factors set forth in Item 1A “Risk Factors.”

•

The COVID-19 pandemic, and governmental measures taken in response thereto, have materially adversely affected, and may in the future continue to materially adversely affect, the global economy, the United States economy and the global financial markets, resulting in a global recession that may adversely affect our businesses, financial condition and results of operations. The extent to which the COVID-19 pandemic, including any successive waves or variants of the virus, or the emergence of another pandemic, and measures taken in response thereto, including “shelter-in-place” orders and other restrictions and delays or complications in the implementation of vaccination programs, could continue to materially adversely affect the conduct of our business will depend upon future developments and conditions, which remain highly uncertain.

•

The COVID-19 pandemic, and governmental measures taken in response thereto, have severely disrupted the global conduct of business, and have disrupted, and may continue to disrupt, our operations and our clients' operations, which has had, and may continue to have, a material adverse effect on our businesses, financial condition and results of operations. As a result, we have been required to implement operational changes, including transitioning a large portion of our workforce to remote working, thus exposing us to greater cybersecurity risks. The extent to which the pandemic, and governmental measures taken in response thereto, could materially adversely affect our businesses, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and the actions taken by governmental authorities in response thereto.

•	The U.K. exit from the EU could materially adversely impact our customers, counterparties, businesses, financial condition, results of operations and prospects.

•

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

•

We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined, the expected transition away from LIBOR and the use of alternative reference rates, including financial risks arising from any changes in the valuation of financial instruments, and operational risks due to the potential requirement to adapt our information technology systems and operational processes to address the transition away from LIBOR.

•

We are subject to certain risks relating to our indebtedness, including constraints on our ability to raise additional capital, declines in our credit ratings and limitations on our financial flexibility to react to changes in the economy or the financial services industry. We may need to incur additional indebtedness to finance our growth strategy, including in connection with the re-positioning of aspects of our business to adapt to changes in market conditions in the financial services industry.

•

Our ability to retain our key employees and the ability of certain key employees to devote adequate time and attention to us are critical to the success of our businesses, and failure to do so may materially adversely affect our businesses, financial condition, results of operations and prospects.

•

Our management has identified a material weakness in our internal control over financial reporting. While the remediation is in process, if we are unable to successfully remediate this material weakness, or if we otherwise fail to implement and maintain an effective internal control environment, our operations, reputation and stock price could suffer, we may need to restate our financial statements and we may be delayed in or prevented from accessing the capital markets.

•

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

•

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

•

We are a holding company with dual class common stock. Holders of our Class A common stock are subject to certain risks resulting from our structure, including our dependence upon distributions from the BGC OpCos and the concentration of our voting control among the holders of our Class B common stock, which may materially adversely affect the market price of our Class A common stock.

•

Reductions in our quarterly cash dividend and corresponding reductions in distributions by BGC Holdings to its partners may reduce the value of our common stock and the attractiveness of our equity-based compensation and limit the ability of our partners to repay employee loans.

•

We are controlled by Cantor and Mr. Lutnick, who have potential conflicts of interest with us and may exercise their control in a way that favors their interests to our detriment. Cantor’s interests may conflict with our interests, and Cantor may exercise its control in a way that favors its interests to our detriment, including in competition with us for acquisitions or other business opportunities. In addition, agreements between us and Cantor are between related parties, and the terms of these agreements may be less favorable to us than those that we could negotiate with third parties and may subject us to litigation.

•

If there is a determination that the Spin-Off (as defined below) was taxable for U.S. federal income tax purposes, then we and our stockholders could incur significant U.S. federal income tax liabilities, and we could incur significant liabilities.

•

Purchasers, as well as existing stockholders, may experience significant dilution as a result of offerings of shares of our Class A common stock. Our management will have broad discretion as to the timing and amount of sales of our Class A common stock, as well as the application of the net proceeds of any such sales.

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

Through brands including BGC®, GFI®, Sunrise Brokers™, Besso™, Ed® Broking, Poten & Partners®, RP Martin™, CORANT™, and CORANT GLOBAL™, among others, our businesses specialize in the brokerage of a broad range of products, including fixed income such as government bonds, corporate bonds, and other debt instruments, as well as related interest rate derivatives and credit derivatives. We also broker products across FX, equity derivatives and cash equities, energy and commodities, shipping, insurance, and futures and options. Our businesses also provide a wide variety of services, including trade execution, brokerage services, clearing, compression and other post-trade services, information, and other back-office services to a broad assortment of financial and non-financial institutions.

Our integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use Voice, Hybrid, or in many markets, Fully Electronic brokerage services in connection with transactions executed either OTC or through an exchange. Through our Fenics® group of electronic brands, we offer a number of market infrastructure and connectivity services, Fully Electronic marketplaces, and the Fully Electronic brokerage of certain products that also may trade via Voice and Hybrid execution. The full suite of Fenics® offerings include Fully Electronic brokerage, market data and related information services, trade compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions. Fenics® brands operate under the names Fenics®, BGC Trader™, CreditMatch®, Fenics Market Data™, BGC Market Data™, kACE2®, EMBonds®, Capitalab®, Swaptioniser®, CBID® and Lucera®.

BGC, BGC Partners, BGC Trader, GFI, GFI Ginga, CreditMatch, Fenics, Fenics.com, Sunrise Brokers, Corant, Corant Global, Besso, Ed Broking, Poten & Partners, RP Martin, kACE2, EMBonds, Capitalab, Swaptioniser, CBID, Aqua and Lucera are trademarks/service marks, and/or registered trademarks/service marks of BGC Partners, Inc. and/or its affiliates.

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

As of December 31, 2020, we had over 2,822 brokers, salespeople, managers and other front-office personnel across our businesses.

The outbreak of COVID-19 has impacted our business. See  “—COVID-19 Information,” “Item 1A  —  Risk Factors —Risks Related to Our Business Generally— Risks Related to the COVID-19 Pandemic” and “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations —.COVID -19” for additional information.

Our History

Our business originates from one of the oldest and most established inter-dealer or wholesale brokerage franchises in the financial intermediary industry. Cantor started our wholesale intermediary brokerage operations in 1972. In 1996, Cantor launched its eSpeed system, which revolutionized the way government bonds are traded in the inter-dealer market by providing a fully electronic trading marketplace. eSpeed completed an initial public offering in 1999 and began trading on NASDAQ, yet it remained one of Cantor’s controlled subsidiaries. Following eSpeed’s initial public offering, Cantor continued to operate its inter-dealer voice/hybrid brokerage business separately from eSpeed. In August 2004, Cantor announced the reorganization and separation of its inter-dealer voice/hybrid brokerage business into a subsidiary called “BGC,” in honor of B. Gerald Cantor, the pioneer in screen brokerage services and fixed income market data products. In April 2008, BGC and certain other Cantor assets merged with and into eSpeed, and the combined company began operating under the name “BGC Partners, Inc.” In June 2013, BGC sold certain assets relating to its U.S. Treasury benchmark business and the name “eSpeed” to Nasdaq.

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

Since the formation of BGC in 2004, we have substantially rebuilt our U.S. presence and have continued to expand our global footprint through the acquisition and integration of established brokerage companies and the hiring of experienced brokers. Through these actions, we have been able to expand our presence in key markets and position our business for sustained growth. Since 2015, our acquisitions have included those of GFI Group, Inc., Sunrise Brokers Group, Poten & Partners Group, Inc., Ed Broking Group Limited, Perimeter Markets Inc.,

Lucera, Micromega Securities Proprietary Limited, Besso Insurance Group Limited, Ginga Petroleum (Singapore) Private Limited, Emerging Markets Bond Exchange Ltd, Kalahari Ltd and Algomi Limited.

COVID-19 Information

Our businesses have been and continue to be adversely impacted by the COVID-19 pandemic and the dislocations it has caused our brokers, salespeople, and clients. Globally, both national and local governments have taken unprecedented actions to abate the spread of COVID-19, which include lockdowns, shelter-in-place orders, quarantines, travel bans and mandated business closures.

Our revenues were adversely impacted for the year ended December 31, 2020 as a result of COVID-19 and its impact on the macroeconomic environment, including interest rates, FX, and oil prices. This resulted in lower year-on-year secondary trading volumes across rates and certain FX products, which impacted our rates and FX businesses.

Responsive actions taken by Central Banks across the globe lowered interest rates and included restarting quantitative easing programs at levels not seen since the financial crisis. While both low interest rates and high levels of quantitative easing adversely affect certain of our businesses, including Rates and FX, we believe record levels of government and corporate debt issued in conjunction with pandemic will provide a tailwind for our businesses going forward. In certain areas of our businesses, such as our fully-electronic Fenics business, we believe the pandemic’s promotion of virtual and remote work arrangements, will support existing trends of electronification across our business. Other businesses, such as our data, software and post-trade businesses, continue to be recurring. The insurance brokerage industry also tends to be more predictable at certain times of year and we expect the pandemic to generate greater demand for insurance brokerage and we expect growth in this business over time.

From the onset of the pandemic, we have been able to provide our front, middle and back office staff with a remote work environment. While the majority of our front office brokers and salesforce have returned to designated office locations, a significant number of our middle and back office employees continue to work remotely.

The continued impact of the pandemic on our businesses is largely dependent on global efforts to stem the spread of COVID-19, including governmental efforts to distribute vaccines and overall vaccination rates across the United States, Europe, Asia and other geographies.

Additional information about the impact of COVID-19 on our businesses as a whole or specific businesses or line items, and the risks and other factors impacting our results, may be found in Item 1A –“Risk Factors”, Item 7 – Management, Discussion and Analysis  - Forward-Looking Cautionary Statements,” “Impact of COVID-19 on Employees” and “Impact of COVID-19 on the Company’s Results” and in other portions of this Annual Report on Form 10-K.

Overview of Our Products and Services

Financial Brokerage (including Fenics)

We are focused on serving four principal financial brokerage markets:

•

traditional, liquid brokerage markets, such as government bonds, over the counter (OTC) European and U.S. interest rate, foreign exchange, and energy derivatives, as well as listed futures and options;

•	less liquid markets, such as emerging market bonds and single name credit derivatives;
•	targeted local markets throughout the world; and
•	wholesale insurance brokerage.

Fenics is our foundation for our fully electronic and associated hybrid transactions across all asset classes. For the purposes of this document and subsequent SEC filings, all of our fully electronic businesses may be collectively referred to as “Fenics.” These offerings include fully electronic brokerage products and services, as well as offerings in market data, software solutions, and post-trade services across the Company.

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

During the COVID-19 pandemic, our fully electronic Fenics business has been a key growth driver and competitive advantage as many of our brokers and clients have adapted to working remotely. We have leveraged our hybrid platform to provide real-time product and price discovery information through applications such as BGC Trader. We also provide straight-through processing to our customers for an increasing number of products. Our end-to-end solution includes real-time and auction-based transaction processing, credit and risk management tools and back-end processing and billing systems. Customers can access our trading application through our privately managed global high speed data network, over the Internet, or through third-party communication networks.

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

G-10

Emerging markets

Cross currencies

Exotic options

Spot FX

Emerging market FX options

Non-deliverable forwards

Energy and Commodities (OTC and listed derivatives)	Environmental products and emissions Electricity

Natural Gas

Coal

Base and precious metals

Refined and crude oil

Soft commodities

Shipping brokerage

Equity Derivatives and Cash Equities	Equity derivatives

Cash equities

Index futures

Other derivatives and futures

Insurance

Accident and Health

Aerospace

Aviation

Cargo

Cyber

Energy

Engineering

Financial and Political Risk

Marine

Parametric insurance products

Professional and Executive Risk

Property and Casualty

Specialty

Reinsurance

Fine Art, Jewelry and Specie

Certain categories of trades settle for clearing purposes with CF&Co, one of our affiliates. CF&Co is a member of FINRA and the Fixed Income Clearing Corporation (“FICC”), a subsidiary of the Depository Trust & Clearing Corporation (“DTCC”). In addition, certain affiliated entities are subject to regulation by the CFTC, including CF&Co and BGCF. In certain products, we, CF&Co, BGC Financial and other affiliates act in a matched principal or principal capacity in markets by posting and/or acting upon quotes for our account. Such activity is intended, among other things, to assist us, CF&Co and other affiliates in managing proprietary positions (including, but not limited to, those established as a result of combination of trades and errors), facilitating transactions, framing markets, adding liquidity, increasing commissions and attracting order flow.

Market Data

Fenics Market Data™ is a supplier of real-time, tradable, indicative, end-of-day and historical market data. Our market data product suite includes fixed income, interest rate derivatives, credit derivatives, foreign exchange, foreign exchange options, money markets, energy, metals, and equity derivatives and structured market data products and services. The data are sourced from the voice, hybrid and electronic broking operations, as well as the market data operations, including BGC, GFI and RP Martin, among others. The data are made available to financial professionals, research analysts and other market participants via direct data feeds and BGC-hosted FTP environments, as well as via information vendors such as Bloomberg, Refinitiv, ICE Data Services, QUICK Corp., and other select specialist vendors. In the fourth quarter of 2020, we began delivering our innovative new data product created for compliance and surveillance departments.

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

We offer a derivative price discovery, pricing analysis, risk management and trading software used by over 200 institutions across 38 countries. Our clients include mid-tier banks, financial institutions and corporate clients. In 2020, we acquired Algomi (a buy-side focused platform that allows bond market participants to improve their workflow and liquidity by data aggregation, pre-trade information analysis, and execution facilitation) which is being folded into LumeMarkets. In 2019 we launched our Gateway module that links our client base with their counterparties, trading venues and regulators, enabling clients to automate order flow, straight through processing, data distribution and regulatory reporting. During the first half of 2018, we fully integrated Fenics software and Kalahari software to form kACE2, our analytics brand.

Our Software Solutions business provides the software and technology infrastructure for the transactional and technology related elements of the Freedom International Brokerage Company marketplace as well as certain other services in exchange for specified percentages of transaction revenue from the marketplace.

As part of our Software Solutions business, our Lucera® brand delivers high-performance technology solutions designed to be secure and scalable and to power demanding financial applications across several offerings: LumeFX® (distributed FX platform with managed infrastructure and software stack), LumeMarkets™ (multi-asset class aggregation platform), Connect™ (global SDN for rapid provisioning of connectivity to counter-parties), and Compute™ (on-demand, co-located compute services in key financial data centers).

Our Post-Trade Services include post-trade risk mitigation services provided using our Capitalab® brand. Capitalab, a division of BGC Brokers L.P. (“BGC Brokers”), provides compression, matching and optimization services that are designed to bring greater capital and operational efficiency to the global derivatives market. Capitalab assists clients in managing the growing cost of holding derivatives, while helping them to meet their regulatory mandates. Through the Swaptioniser® service for portfolio compression of Interest Rate Swaptions, Interest Rate Swaps, Caps and Floors, and through the Capitalab FX, with CLS service offering portfolio compression of FX Forwards, FX Swaps and FX Options, as well as Initial Margin Optimization services complete with fully automated trade processing and connection with LCH SwapAgent, Capitalab looks to simplify the complexities of managing large quantities of derivatives to promote sustainable growth and lower systemic risk and to improve resiliency in the industry.

Aqua Business

Cantor owns 51% and we own 49% of Aqua, a business that provides access to new block trading liquidity in the equities markets. The SEC has granted approval for Aqua to operate an Alternative Trading System in compliance with Regulation ATS.

Insurance Brokerage (Corant Global)

In February 2017, we completed the acquisition of Besso and in January 2019, we completed the acquisition of Ed Broking, each an independent Lloyd’s of London insurance broker. In addition, in 2019 we established Piiq Risk Partners Inc. and Piiq Risk Partners Limited as brokers in the U.S. and U.K., respectively, to focus exclusively on the insurance requirements of the aerospace and aviation industry. We established Ed Broking (Bermuda) Limited in 2019 to develop additional insurance opportunities in the Bermuda market, and in 2020, we expanded the Piiq platform further by establishing Piiq Risk Partners SAS in France. In January 2021 we launched Corant Global Limited (“Corant”). Subject to regulatory consent, Corant will become the holding company for all the insurance interests of BGC. Our insurance brokerage business has a strong reputation across Accident and Health, Aerospace, Aviation, Cargo, Cyber, Energy, Engineering, Financial and Political Risk, Marine, Parametric Insurance Products, Professional and Executive Risk, Property and Casualty, Specialty and Reinsurance and Fine Art, Jewelry and Specie.

Shipping Brokerage

In November 2018, we acquired Poten & Partners, a leading ship brokerage, consulting and business intelligence firm specializing in LNG, tanker and LPG markets. Founded over 80 years ago and with 170 employees worldwide, Poten & Partners provides its clients with valuable insight into the international oil, gas and shipping markets.

Energy Brokerage

In March 2019, we acquired Ginga Petroleum, which complements our existing energy brokerage businesses within BGC, GFI, and Poten. Ginga Petroleum provides a comprehensive range of broking services for physical and derivative energy products including naphtha, liquefied petroleum gas, fuel oil, biofuels, middle distillates, petrochemicals and gasoline.

Industry Recognition

Our business has consistently won global industry awards and accolades in recognition of its performance and achievements. Recent examples include:

•	Fenics GO was named OTC Trading Platform of the Year by Risk.net and Risk magazine at the Risk Awards 2021
•	Capitalab was named OTC Infrastructure Service of the Year by Risk.net and Risk magazine at the Risk Awards 2021
•	Fenics GO was named Trading and Execution Solution of the Year at the FOW International Awards 2020
•	BGC was named Interdealer Broker of the Year at the Financial News Trading and Technology Awards in 2020
•	BGC was named Equity Derivatives Interdealer Broker of the Year at the GlobalCapital Global Derivatives Awards in 2020
•	BGC won Best Broker for Currency Options at the FX Markets Best Bank Awards in 2020
•	In 2020, GFI was ranked #1 Overall for Precious Metals; #1 in Gold; #1 in Silver; and #1 in France for European Power in the Energy Risk Commodity Rankings 2020
•

In 2020, GFI was named #1 Overall Top Bulk Commodities Inter-Dealer Broker; #1 Overall Iron Ore Inter-Dealer Broker; #1 62% Iron Ore Futures Inter-Dealer Broker; and #1 Coking Coal Options Inter-Dealer Broker by the Singapore Exchange for their SGX Commodities Awards 2019.

Customers and Clients

We primarily serve the wholesale financial, energy and insurance markets, with clients including many of the world’s largest banks, brokerage houses, investment firms, hedge funds, and investment banks. Customers using our branded products and services also include professional trading firms, futures commission merchants, and other professional market participants and financial institutions. Our market data products and services are available through many platforms and are available to a wide variety of capital market participants, including banks, investment banks, brokerage firms, asset managers, hedge funds, investment analysts and financial advisors. We also license our intellectual property portfolio and offerings in Software Solutions to various financial markets participants. For the year ended December 31, 2020, our top ten customers, collectively, accounted for approximately 27.8% of our total revenue on a consolidated basis, and our largest customer accounted for approximately 4.4% of our total revenue on a consolidated basis.

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

Technology

Pre-Trade Technology. Our financial brokers use a suite of pricing and analytical tools that have been developed both in-house and in cooperation with specialist software suppliers. The pre-trade software suite combines proprietary market data, pricing and calculation libraries, together with those outsourced from external providers. The tools in turn publish to a normalized, global market data distribution platform, allowing prices and rates to be distributed to our proprietary network, data vendor pages, secure websites and trading applications as indicative pricing.

Inter-Dealer and Wholesale Trading Technology. We utilize a sophisticated proprietary electronic trading platform to provide execution and market data services to our customers. The services are available through our proprietary API, FIX and a multi-asset proprietary trading platform, operating under brands including BGC Trader™, CreditMatch®, Fenics®, GFI ForexMatch®, BGCForex™, BGCCredit™, BGCRates™, FenicsFX™, FenicsUST™, FenicsDirect™, Fenics GO™, and MidFX. This platform presently supports a wide and constantly expanding range of products and services, which includes FX options, corporate bonds, credit derivatives, OTC interest rate derivatives in multiple currencies, US REPO, TIPS, MBS, government bonds, spot FX, NDFs, and other products. Every product on the platform is supported in either view-only, hybrid/managed or fully electronic mode, and can be transitioned from one mode to the next in response to market demands. The flexible BGC technology stack is designed to support feature-rich workflows required by the hybrid mode as well as delivering high throughput and low transaction latency required by the fully-electronic mode. Trades executed by our customers in any mode are, when applicable, eligible for immediate electronic confirmation through direct straight-through processing (“STP”) links as well as STP hubs. The BGC trading platform services are operated out of several globally distributed data centers and delivered to customers over BGC’s global private network, third-party connectivity providers as well as the Internet. BGC’s proprietary graphical user interfaces and the API/FIX connectivity are deployed at hundreds of major banks and institutions and service thousands of users.

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

Systems Architecture. Our systems consist of layered components, which provide matching, credit management, market data distribution, position reporting, customer display and customer integration. The private network currently operates from six concurrent core data centers (three of which are in the U.K., one each in Trumbull, Connecticut, Weehawken, New Jersey and Secaucus, New Jersey) and many hub cities throughout the world acting as distribution points for all private network customers. The redundant structure of our system provides multiple backup paths and re-routing of data transmission in the event of failure.

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

Disaster Recovery

For a description of our disaster recovery processes, see “Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Disaster Recovery.”

Competition

We encounter competition in all aspects of our businesses. We compete primarily with other inter-dealer or wholesale financial brokers, and wholesale insurance brokers for brokers, salespeople, and suitable acquisition candidates. Our existing and potential competitors are numerous and include other wholesale financial brokerage and inter-dealer brokerage firms, wholesale insurance brokers, multi-dealer trading companies, financial technology companies, market data and information vendors, securities and futures exchanges, electronic communications networks, crossing systems, software companies, financial trading consortia, shipping brokers, business-to-business marketplace infrastructure companies, as well as niche market energy and other Internet-based commodity trading systems.

Inter-Dealer or Wholesale Financial Brokers and Wholesale Insurance Brokers

We primarily compete with two publicly traded, diversified inter-dealer and/or wholesale financial brokers. These are TP ICAP and Compagnie Financière Tradition (which is majority owned by Viel & Cie) (“Tradition”). Other competitors include a number of smaller, private firms that tend to specialize in specific product areas or geographies, such as Marex Spectron Group Limited in energy and commodities, XP Inc. in fixed income and foreign exchange, and Gottex Brokers Holding SA, which is an affiliate of Tradition, in OTC interest rate derivatives.

We also compete with global wholesale insurance and reinsurance brokers, including Aon, Marsh & McLennan Companies, Arthur J. Gallagher & Co., as well as numerous regional and specialist firms.

Demand for wholesale brokerage services is directly affected by the overall level of economic activity, international and domestic economic and political conditions, broad trends in business and finance, including employment levels, the level and volatility of interest rates, changes in and uncertainty regarding tax laws and substantial fluctuations in the volume and price levels of securities transactions. Other significant factors affecting competition in the brokerage industry are the quality and ability of professional personnel, the depth and pricing efficiency of the markets in which the brokers transact, the strength of the technology used to service and execute on those markets and the relative prices of products and services offered by the brokers and by competing markets and trading processes.

Business development is another highly competitive component of wholesale financial and insurance brokerage. During the COVID-19 pandemic, traditional business development efforts were adversely impacted for both us and our competitors. Competition for new and existing client business remains high, as does developing new ways to execute successful business development efforts in the current environment.

Market Data and Financial Software Vendors

The majority of our large inter-dealer and wholesale financial broker competitors also sell proprietary market data and information, which competes with our market data offerings. In addition to direct sales, we resell market data through large market data and information providers. These companies have established significant presences on the vast majority of trading desks in our industry. Some of these market data and information providers, such as Bloomberg L.P. and Refinitiv, include in their product mix electronic trading and execution of both OTC and listed products in addition to their traditional market data offerings. In January 2021, Refinitiv was acquired by the London Stock Exchange Group, which also sells proprietary market data and information.

Exchanges and Other Trading Platforms

Although our businesses will often use exchanges to execute transactions brokered in both listed and OTC markets, we believe that exchanges have sought and will seek to migrate products traditionally traded in OTC markets by inter-dealer and/or wholesale financial brokers to exchanges. However, we believe that when a product goes from OTC to exchange-traded, the underlying or related OTC market often continues to experience growth in line with the growth of the exchange-traded contract. In addition, ICE operates both regulated exchanges and OTC execution services, and in the latter it competes directly with inter-dealer and/or wholesale financial brokers in energy, commodities, and credit products. ICE entered these OTC markets primarily by acquiring independent OTC brokers. We also compete with CME via its acquisition of NEX. We believe that it is likely ICE, CME, or other exchange operators may seek to compete with us in the future by acquiring other such brokers, by creating listed products designed to mimic OTC products, or through other means.

In addition to exchanges, other electronic trading platforms which primarily operate in the dealer-to-client markets, including those run by MarketAxess Holdings Inc. (“MarketAxess”) and Tradeweb Markets Inc. (“Tradeweb”), now compete with us in the inter-dealer markets. At the same time, we have begun to offer an increasing number of our products and services to the customers of firms like MarketAxess and Tradeweb. Further, ICE also operates a SEF, as does Tradeweb, and we expect that other exchanges and trading platforms may also seek to do so.

Banks and Broker-Dealers

Banks and broker-dealers have in the past created and/or funded consortia to compete with exchanges and inter-dealer brokers. For example, CME’s wholesale businesses for fully electronic trading of U.S. Treasuries and spot foreign exchange both began as dealer-owned consortia before being acquired by CME’s NEX platform. An example of a current and similar consortium is Tradeweb. Several large banks continue to hold public equity stakes in Tradeweb. Refinitiv, which was acquired by the London Stock Exchange Group in January 2021, is Tradeweb’s single largest shareholder. Although Tradeweb operates primarily as a dealer to customer platform, some of its offerings include a voice and electronic inter-dealer platform and a SEF. Tradeweb’s management has said that it would like to further expand into other inter-dealer markets, and in February 2021, it announced it had entered into a definitive agreement to acquire Nasdaq’s U.S. fixed income electronic trading platform, formerly known as eSpeed. In 2013, BGC sold the eSpeed platform to Nasdaq, and subsequently launched a competing platform, Fenics UST.

In addition, certain investment management firms that traditionally deal with banks and broker-dealers have expressed a desire to have direct access to certain parts of the wholesale financial markets via firms such as ours. We believe that over time, interdealer-brokers will therefore gain a small percentage of the sales and trading market currently dominated by banks and broker-dealers. Since their collective revenues are many times those of the global inter-dealer market, we believe that gaining even a small share of banks and broker-dealers’ revenues could lead to a meaningful increase in our revenues. Additionally, wholesale financial brokers have aimed to grow their agency brokerage businesses, which typically serve a broader client set, including banks, broker-dealers, and institutional clients. Recent actions taken by wholesale financial brokers to expand their agency businesses include our acquisition of Algomi in March 2020 and TP ICAP’s announced acquisition of Liquidnet in October 2020.

Overall, we believe that we may also face future competition from market data and technology companies and some securities brokerage firms, some of which are currently our customers, as well as from any future strategic alliances, joint ventures or other partnerships created by one or more of our potential or existing competitors.

Seasonality

Traditionally, the financial markets around the world generally experience lower volume during the late summer and at the end of the year due to a slowdown in the business environment around holiday seasons. Therefore, our revenues tend to be strongest in the first quarter and lowest in the fourth quarter. For the year 2020, we earned approximately 29.3% of our revenues in the first quarter, while in 2019 we earned 25.9% of such revenues in the first quarter.

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

We believe that our emphasis on equity-based compensation promotes recruitment, motivation of our brokers and employees and alignment of interest with shareholders. Virtually all of our executives and front-office employees have equity or partnership stakes in the Company and its subsidiaries and generally receive grants of deferred equity or LPUs as part of their compensation. A significant percentage of BGC’s fully diluted shares are owned by its executives, partners and employees. While BGC Holdings limited partnership interests generally entitle our partners to participate in distributions of income from the operations of our business, upon leaving BGC Holdings (or upon any other redemption or purchase of such limited partnership interests as described below), any such partners are only entitled to receive over time, and provided he or she does not violate certain partner obligations, an amount for his or her BGC Holdings limited partnership interests that reflects such partner’s capital account or compensatory grant awards, excluding any goodwill or going concern value of our business unless Cantor, in the case of the founding partners, and we, as the general partner of BGC Holdings, otherwise determine. We may effect redemptions of BGC Holdings LPUs and FPUs, and concurrently grant shares of our Class A common stock, or may grant our partners the right to exchange their BGC Holdings limited partnership interests for shares of our Class A common stock (if, in the case of founding partners, Cantor so determines and, in the case of working partners and limited partnership unit holders, the BGC Holdings general partner, with Cantor’s consent, determines otherwise) and thereby realize any higher value associated with our Class A common stock. Similar provisions with respect to Newmark Holdings limited partnership interests are contained in the Newmark Holdings limited partnership agreement. We believe that, having invested in us, partners feel a sense of responsibility for the health and performance of our business and have a strong incentive to maximize our revenues and profitability.

Relationship Between BGC Partners and Cantor

See “Risk Factors—Risks Related to our Relationship with Cantor and its Affiliates.”

Debt

For information about our credit agreements and senior notes, see “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Newmark Spin-Off

On November 30, 2018, we completed the Spin-Off of the shares of Newmark Class A and Class B common stock held by us to our stockholders as of the close of business on the Record Date through a special pro-rata stock dividend pursuant to which shares of Newmark Class A common stock held by BGC were distributed to holders of BGC Class A common stock and shares of Newmark Class B common stock held by BGC were distributed to holders of BGC Class B common stock (which holders of BGC Class B common stock were Cantor and CFGM). Following the Spin-Off, BGC no longer holds any interest in Newmark.

For more information about the Newmark Spin-Off, see Note 1—“Organization and Basis of Presentation” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Business Environment.”

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

BGC Derivative Markets and GFI Swaps Exchange, our subsidiaries, operate as SEFs . Mandatory Dodd-Frank Act compliant execution on SEFs by eligible U.S. persons commenced in February 2014 for “made available to trade” products, and a wide range of other rules relating to the execution and clearing of derivative products were finalized with implementation periods in 2016 and beyond. We also own ELX, which became a dormant contract market on July 1, 2017. As these rules require authorized execution facilities to maintain robust front-end and back-office IT capabilities and to make large and ongoing technology investments, and because these execution facilities may be supported by a variety of voice and auction-based execution methodologies, we expect our Hybrid and Fully Electronic trading capability to perform strongly in such an environment.

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

In addition, several state laws that have recently come to into effect, and may come into effect in the future, have created and will create new compliance obligations in related to personal data.

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

Recent Settlements

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

In September 2020, the SEC announced a settlement with BGC regarding alleged negligent disclosure violations related to one of BGC's non-GAAP financial measures for periods beginning with the first quarter of 2015 through the first quarter of 2016. All of the relevant disclosures related to those periods and pre-dated the SEC staff’s May 2016 detailed compliance and disclosure guidance with respect to non-GAAP presentations. BGC revised its non-GAAP presentation beginning with the second quarter of 2016 as a result of the SEC’s guidance, and the SEC has made no allegations with regard to any periods following the first quarter of 2016. In connection with the SEC settlement, BGC was ordered to cease and desist from any future violations of Sections 17(a)(2) and 17(a)(3) of the Securities Act, Section 13(a) of the Exchange Act and Rule 13a-11 thereunder, and Rule 100(b) of Regulation G, and agreed to pay a civil penalty of $1.4 million without admitting or denying the SEC’s allegations.

U.K. and European Regulation

The FCA is the relevant statutory regulator for the United Kingdom financial services industry. The FCA’s objectives are to protect customers and financial markets, protect and enhance the integrity of the United Kingdom financial system and promote competition between financial services providers. It has broad rule-making, investigative and enforcement powers derived from the Financial Services and Markets Act 2000 and subsequent and derivative legislation and regulations. The FCA’s recent focus has been on liquidity risk management and separation of business and prudential regulation. Currently, we have subsidiaries and branches regulated by the FCA (some include BGC Brokers L.P., the U.K. branch of Aurel BGC, GFI Securities Ltd., GFI Brokers Limited and Sunrise Brokers LLP).

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

Increasingly, the FCA has developed a practice of requiring senior officers of regulated firms to provide individual attestations or undertakings as to the status of a firm’s control environment, compliance with specific rules and regulations, or the completion of required tasks. Officers of BGC Brokers L.P. and GFI Brokers Limited have given such attestations or undertakings in the past and may do so again in the future. Similarly, the FCA can seek a voluntary requirement notice, which is a voluntary undertaking on behalf of a firm that is made publicly available on the FCA’s website. The Senior Managers Certification Regime (“SMCR”) came into effect in the U.K. on December 9, 2019 for FCA solo-regulated firms. Personal accountability requirements will fall on senior managers, and a wider population of U.K. staff will be subject to certification requirements. SMCR will likely increase the cost of compliance, and will potentially increase financial penalties for non-compliance.

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

Brexit

On June 23, 2016, the U.K. held a referendum regarding continued membership of the EU. The exit from the EU is commonly referred to as Brexit. On January 1, 2021, the UK formally left the EU and UK-EU trade became subject to a new agreement that was concluded in December of 2020. Financial services falls outside of the scope of this trade agreement. Instead, the relationship will largely be determined by a series of “equivalence decisions,” each of which would grant mutual market access for a limited subset of financial services where either party finds the other party has a regulatory regime that achieves similar outcomes to its own. It is currently unknown if or when equivalence decisions will be taken.

In light of ongoing uncertainties, market participants are still adjusting. The exact impact of Brexit on the U.K.-EU flow of financial services therefore remains unknown. This same uncertainty applies to the consequences for the economies of the U.K. and the EU member states as a result of the U.K.’s withdrawal from the EU.

We have implemented plans to ensure continuity of service in Europe and continue to have regulated entities in place in many of the major European markets. As part of our Brexit strategy, ownership of BGC Madrid, Copenhagen and Frankfurt & GFI Paris, Madrid and Dublin branches was transferred to Aurel BGC SAS (a French based operation and therefore based in the EU) in July 2020, BGC’s Insurance division (Corant) has established new brokerage platforms in Cyprus and France and we have been generally increasing our footprint in the EU.

Regardless of these and other mitigating measures, our European headquarters and largest operations are in London, and market access risks and uncertainties have had and could continue to have a material adverse effect on our customers, counterparties, businesses, prospects, financial condition and results of operations. Furthermore, in the future the U.K. and EU’s regulation may diverge, which could disrupt and increase the costs of our operations, and result in a loss of existing levels of cross-border market access.

Insurance Regulation

Our insurance business is regulated by various national regulators, such as the FCA in the U.K., the Monetary Authority of Singapore in Singapore, the Dubai Financial Supervisory Authority in Dubai and the Bermuda Monetary Authority in Bermuda. Our insurance operations adhere to the statutory regulatory requirements but there are occasions where regulators will conduct periodic thematic reviews into specific practices and procedures within a chosen market. We fully comply with these reviews, however we may become the subject of these reviews at any point, often with little or no notice.

Other Regulation

Our subsidiaries that have foreign operations are subject to regulation by the relevant regulatory authorities and self-regulatory organizations in the countries in which they do business. The following table sets forth certain jurisdictions, other than the U.S., in which we do business and the applicable regulatory authority or authorities of each such jurisdiction:

Jurisdiction	Regulatory Authorities/Self-Regulatory Organizations

Argentina	Comisión Nacional de Valores

Australia	Australian Securities and Investments Commission and Australian Securities Exchange

Bahrain	The Central Bank of Bahrain

Belgium	National Bank of Belgium, L’Autorité des services et marchés financiers

Bermuda	Bermuda Monetary Authority

Brazil	Brazilian Securities and Exchange Commission, the Central Bank of Brazil, BM&F BOVESPA and Superintendencia de Seguors Privados

Jurisdiction	Regulatory Authorities/Self-Regulatory Organizations
Canada	Ontario Securities Commission, Autorite des Marches Financiers (Quebec), Investment Industry Regulatory Organization of Canada (IIROC)

Cayman	Cayman Islands Monetary Authority

Chile	Superintendencia de Valores y Seguros

China	China Banking Regulatory Commission, State Administration of Foreign Exchange and China Insurance Regulatory Commission

Columbia	Superintendencia Financiera de Columbia

Cyprus	Superintendent of Insurance

Denmark	Finanstilsynet

Dubai	Dubai Financial Supervisory Authority

France	ACPR (L’Autorité de Contrôle Prudentiel et de Résolution), AMF (Autorité des Marchés Financiers)

Germany	Bundesanstalt für Finanzdienstleistungsaufsicht (BAFIN)

Guernsey	Guernesey Financial Services Commission

Hong Kong	Hong Kong Securities and Futures Commission, The Hong Kong Monetary Authority and Professional Insurance Brokers Association

Ireland	Central Bank of Ireland

Japan	Japanese Financial Services Agency, Japan Securities Dealers Association and the Securities and Exchange Surveillance Commission

Jersey	Jersey Financial Services Commission

Mexico	Banking and Securities National Commission, Comision Nacional Bancaria y de Valores (CNBV)

Peru	Ministerio de Economica y Finanzas

Philippines	Securities and Exchange Commission

Russia	Federal Service for Financial Markets

Singapore	Monetary Authority of Singapore

South Africa	Johannesburg Stock Exchange

South Korea	Ministry of Strategy and Finance, The Bank of Korea, The Financial Services Commission and The Financial Supervisory Service

Spain	Comision Nacional del Mercado de Valores (CNMV)

Switzerland	Financial Markets Supervisory Authority (FINMA), Swiss Federal Banking Commission

Jurisdiction	Regulatory Authorities/Self-Regulatory Organizations
Turkey	Capital Markets Board of Turkey, The Financial Crimes Investigation Board of Turkey, the Undersecretariat of the Turkish Treasury and the Insurance Regulation and Supervision Authority

United Kingdom	Financial Conduct Authority

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

Non-U.S.

Our international operations are also subject to capital requirements in their local jurisdictions. Besso Limited, BGC Brokers L.P., BGC European Holdings, L.P, Ed Brokering LLP, GFI Brokers Limited, GFI Securities Limited, Piiq Risk Partners Limited and Sunrise Brokers LLP, which are based in the U.K., are currently subject to capital requirements established by the FCA. The capital requirements of our French entities (and its EU branches) are predominantly set by ACPR and AMF. U.K. and EU authorities apply stringent provisions with respect to capital applicable to the operation of these brokerage firms, which vary depending upon the nature and extent of their activities. EU policymakers have introduced a new capital regime applicable to EU Investment Firms with a phased implementation beginning in June 2021. The U.K. has introduced a regime that, while applying different rules and methods, is largely similar in its objectives. This regime will enter into force beginning in January 2022, with a similarly phased implementation.

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

We had net assets in our regulated subsidiaries of $676.3 million and $561.9 million for the years ended December 31, 2020 and 2019, respectively.

Human Capital Management

Human Capital Resources

As of December 31, 2020, we employed approximately 5,000 employees in 28 countries spread across five continents. Within this total, 98% of our employee base was comprised of full-time employees. Brokers, salespeople, managers and other front-office employees comprise approximately 3,600 employees, representing 72% of the total workforce Approximately 22% of our brokers, salespeople, managers and other front-office employees were based in the Americas, and approximately 57% were based in Europe, the Middle East and Africa, with the remaining approximately 21% based in the Asia-Pacific region. Various of our employees also work for Cantor and its affiliates and provide services to us pursuant to the Administrative Services Agreement, and therefore devote only a portion of their time to our business. Generally, our employees are not subject to any collective bargaining agreements, except for certain of our employees based in our European offices that are covered by the national, industry-wide collective bargaining agreements relevant to the countries in which they work.

We have invested significantly through acquisitions, and the hiring of new brokers, salespeople, managers and other front-office personnel. The business climate for these acquisitions and recruitment has been competitive, and it is expected that these conditions will persist for the foreseeable future. We have been able to attract businesses and brokers, salespeople, managers and other front-office personnel to our platform as we believe they recognize that we have the scale, technology, experience and expertise to succeed.

BGC is an organization built on strong values, employee engagement and ownership. At our core, we are committed to our employees by providing an opportunity to participate in our success. By cultivating a dynamic mix of people and ideas, we enrich the performance of our businesses, the experience of our increasingly diverse employee base, and the dynamism of our communities.

Human Capital Measures and Objectives

In operating our businesses, we focus on certain human capital measures and objectives that are key drivers of our revenues and margins. We continually work to expand our trading across more asset classes and geographies and to grow our Fully Electronic business and seek to manage our human capital resources to maximize our profitability in the face of shifting demands.

Our key human capital measures and objectives include front-office employee headcount (described above) and average revenue per front-office employee. With respect to this area, we have made significant investments in our insurance brokerage business (Corant), including meaningful increases in front-office employees. Our average revenue per front-office employee has historically declined year-over-year for the period immediately following significant headcount increases, and the additional brokers and salespeople generally achieve significantly higher productivity levels in their second or third year with the Company. Further, because revenue per broker is not a widely used or relevant statistic for the insurance brokerage industry, we do not commonly provide revenue statistics with respect to front-office staff for our insurance brokerage business. Excluding our insurance brokerage business, as of December 31, 2020, our front-office headcount was 2,297 brokers, salespeople, managers and other front-office personnel, down 10.7% from 2,573 a year ago. Compared to the prior year period, average revenue per front-office employee for the year ended December 31, 2020, increased by 1.9% to approximately $750 thousand. On a stand-alone basis, our total insurance brokerage headcount increased by 16.4% to 900 from 773 a year ago.

We invest heavily in developing our technology and new products and services in order to drive increased front-office productivity and generate higher margins, in particular with respect to our Fenics, insurance brokerage and other higher-margin businesses. For example, in our Fenics businesses, we aim to convert Voice and Hybrid trading to Fully Electronic trading in order to improve our margins. This is largely because automated and electronic trading efficiency allows the same number of employees to manage a greater volume of trades resulting in a decrease in the marginal cost of trading. Our Fully Electronic business has generally overcome challenges associated with remote working during the COVID-19 pandemic and productivity has remained high with revenue growth of 14.1% for the year ended December 31, 2020 compared to the prior year. From time to time, we also engage in cost-savings initiatives and restructurings in order to improve our margins.

Performance-Based and Highly Retentive Compensation Structure

Virtually all of our executives and front-office employees have equity or partnership stakes in the Company and its subsidiaries and generally receive grants of deferred equity or LPUs as part of their compensation. A significant percentage of BGC’s fully diluted shares are owned by its executives, partners and employees.

We issue LPUs as well as other forms of equity-based compensation, including grants of exchangeability into shares of Class A common stock and grants of shares of restricted stock, to provide liquidity to our employees, to align the interests of our employees and management with those of common stockholders, to help motivate and retain key employees, and to encourage a collaborative culture that drives cross-selling and revenue growth. These LPUs, which may be redeemed at any time for zero, and shares of restricted stock, which are subject to forfeiture if the non-compete, confidentiality or non-solicit provisions of the BGC Holdings limited partnership agreement are violated, are also extremely retentive. In addition, we pay amounts due to a partner upon termination of service over a number of years in order to ensure compliance with partner obligations.

We also rely heavily on various agreements we enter into with certain of our employees and partners whereby these individuals receive loans which may be either wholly or in part repaid from the distribution earnings that the individual receives on some or all of their LPUs or may be forgiven over a period of time. These loans provide incentives and promote retention.

Human Capital and Social Policies and Practices

We are committed to our people, stakeholders and to the community as a whole. We are investing in the long-term development and engagement of our employees by delivering training and development programs and a culture where our people can thrive. We are committed to equal opportunity, diversity and other policies and practices. And, we have a passionate commitment to community service and charity. We also take seriously the health, safety and welfare of our employees, clients, vendors and the broader communities in which we operate and are taking extraordinary measures in light of the current COVID-19 pandemic

Environmental, Social and Governance (ESG) / Sustainability Information

To learn more about policies and practices and our continuing efforts related to human capital, as well as environmental, social and governance matters, please refer to the ESG / sustainability section of our website at www.bgcpartners.com/esg for further information. You will also find our Corporate Governance Guidelines, our Code of Business Conduct and Ethics, the charters of the committees of our Board of Directors, our Hedging Policy, information about our charitable initiatives and other sustainability and ESG policies and practices on our website and in our annual proxy statement. The information contained on, or that may be accessed through, our website, is not part of, and not incorporated into, this Annual Report on Form 10-K.

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

OUR ORGANIZATIONAL STRUCTURE

Stock Ownership

As of December 31, 2020, there were 323,017,960 shares of BGC Class A common stock outstanding. On June 21, 2017, Cantor pledged 10,000,000 shares of BGC Class A common stock in connection with a partner loan program. On November 23, 2018, those shares of BGC Class A common stock were converted into 10,000,000 shares of BGC Class B common stock and remain pledged in connection with the partner loan program. On November 23, 2018, BGC Partners issued 10,323,366 shares of BGC Class B common stock to Cantor and 712,907 shares of BGC Class B common stock to CFGM, an affiliate of Cantor, in each case in exchange for shares of BGC Class A common stock from Cantor and CFGM, respectively, on a one-to-one basis pursuant to Cantor’s and CFGM’s right to exchange such shares under the letter agreement, dated as of June 5, 2015, by and between BGC Partners and Cantor. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Partners by Cantor or CFGM for the Class B Issuance. The Class B Issuance was exempt from registration pursuant to Section 3(a)(9) of the Securities Act. As of December 31, 2020, Cantor and CFGM did not own any shares of BGC Class A common stock. Each share of BGC Class A common stock is entitled to one vote on matters submitted to a vote of our stockholders.

In addition, as of December 31, 2020, Cantor and CFGM held 45,884,380 shares of BGC Class B common stock (which represents all of the outstanding shares of BGC Class B common stock), representing approximately 58.7% of our voting power on such date. Each share of BGC Class B common stock is generally entitled to the same rights as a share of BGC Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to ten votes. The BGC Class B common stock generally votes together with the BGC Class A common stock on all matters submitted to a vote of our stockholders.

Through December 31, 2020, Cantor has distributed to its current and former partners an aggregate of 20,850,346 shares of BGC Class A common stock, consisting of (i) 19,372,639 April 2008 distribution rights shares, and (ii) 1,477,707 February 2012 distribution rights shares. As of December 31, 2020, Cantor is still obligated to distribute to its current and former partners an aggregate of 15,756,625 shares of BGC Class A common stock, consisting of 13,999,105 April 2008 distribution rights shares and 1,757,520 February 2012 distribution rights shares.

We received shares of Newmark in connection with the Separation, and Newmark completed the Newmark IPO on December 19, 2017. However, on the Distribution Date, we completed our previously announced Spin-Off to our stockholders of all of the shares of common stock of Newmark owned by us as of immediately prior to the effective time of the Spin-Off. Following the Spin-Off, we ceased to be Newmark’s controlling stockholder, and we and our subsidiaries no longer held any shares of Newmark’s common stock or other equity interests in Newmark or its subsidiaries. For more information on the Spin-Off of Newmark, see Note 1—“Organization and Basis of Presentation” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Business Environment – Newmark Spin-Off.”

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

As of December 31, 2020, we held directly and indirectly, through wholly-owned subsidiaries, 368,902,340 BGC U.S. OpCo limited partnership units and 368,902,340 BGC Global OpCo limited partnership units, representing approximately 68.9% of the outstanding limited partnership units in both BGC U.S. OpCo and BGC Global OpCo. As of that date, BGC Holdings held 166,877,100 BGC U.S. OpCo limited partnership units and 166,877,100 BGC Global OpCo limited partnership units, representing approximately 31.1% of the outstanding limited partnership units in both BGC U.S. OpCo and BGC Global OpCo.

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

As of December 31, 2020, excluding Preferred Units and NPSUs described below, outstanding BGC Holdings partnership interests included 115,269,224 LPUs, 11,518,592 FPUs and 52,362,964 Cantor units.

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

As of December 31, 2020, there were 2,703,089 FPUs remaining which BGC Holdings had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

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

Such Preferred Units may not be made exchangeable into BGC Class A common stock and accordingly will not be included in the fully diluted share count. Each quarter, the net profits of BGC Holdings are allocated to such Units at a rate of either 0.6875% (which is 2.75% per calendar year) of the allocation amount assigned to them based on their award price, or such other amount as set forth in the award documentation, before calculation and distribution of the quarterly Partnership distribution for the remaining Partnership units. The Preferred Units will not be entitled to participate in Partnership distributions other than with respect to the Preferred Distribution. As of December 31, 2020, there were 48,128,948 such units granted and outstanding in BGC Holdings.

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

Under the Exchange Agreement, Cantor and CFGM have the right to exchange shares of BGC Class A common stock owned by them for the same number of shares of BGC Class B common stock. As of December 31, 2020, Cantor and CFGM do not own any shares of BGC Class A common stock. Cantor and CFGM would also have the right to exchange any shares of BGC Class A common stock subsequently acquired by either of them for shares of BGC Class B common stock, up to 23,613,420 shares of BGC Class B common stock.

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

The following diagram illustrates our organizational structure as of December 31, 2020. The diagram does not reflect the various subsidiaries of BGC, BGC U.S. OpCo, BGC Global OpCo, or Cantor, or the noncontrolling interests in our consolidated subsidiaries other than Cantor’s units in BGC Holdings.*

STRUCTURE OF BGC PARTNERS, INC. AS OF DECEMBER 31, 2020

CF Group Management Inc.
Cantor Limited Partners
Cantor
Public Stockholders
• Limited Partnership Units (31.4% of economics of BGC Holdings)
• 9.8% indirect economic interest in BGC U.S. and BGC Global
• BGC Class B common stock (12.4% of economics and 58.7% of voting power of BGC Partners, Inc.)
• 8.6% indirect economic interest in BGC U.S. and BGC Global
• BGC Class A common stock (87.6% of economics and 41.3% of voting power of BGC Partners, Inc.)
• 60.3% indirect economic interest in BGC U.S. and BGC Global
BGC Partners, Inc.
• Limited Partnership Units (68.9% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Units (68.9% of economics of BGC Global)
Limited Partnership Units and Founding/Working Partner Units
• Limited Partnership Units (68.6% of economics of BGC Holdings)
• 21.3% indirect economic interest in BGC U.S. and BGC Global
BGC Holdings
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Units (31.1% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Units (31.1% of economics of BGC Global)
BGC U.S.
BGC Global

* Shares of BGC Class B common stock are convertible into shares of BGC Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor and CFGM converted all of their BGC Class B common stock into BGC Class A common stock, Cantor would hold 12.2% of the voting power, CFGM would hold 0.2% of the voting power, and the public stockholders would hold 87.6% of the voting power (and Cantor and CFGM’s indirect economic interests in BGC U.S. and BGC Global would remain unchanged). The diagram does not reflect certain BGC Class A common stock and BGC Holdings partnership units as follows: (a) any shares of BGC Class A common stock that may become issuable upon the conversion or exchange of any convertible or exchangeable debt securities that may in the future be sold under our shelf Registration Statement on Form S-3 (Registration No. 333-180331); (b) 48,128,948 Preferred Units granted and outstanding to BGC Holdings partners (see “BGC Partners, Inc. Partnership Structure” herein); and (c) 27,521,164 N Units granted and outstanding to BGC Holdings partners.

The diagram reflects BGC Class A common stock and BGC Holdings partnership unit activity from January 1, 2020 through December 31, 2020 as follows: (a) an aggregate of 22,839,991 LPUs granted by BGC Holdings; (b) 1,449,089 LPUs repurchased by us; (c) 230,176 shares of BGC Class A common stock sold by us under the March 2018 Sales Agreement pursuant to our Registration Statement on Form S-3 (Registration No. 333-223550), but not the remaining $89.2 million of stock remaining for sale by us under such sales agreement; (d) 1,133,725 shares of BGC Class A common stock issued for vested restricted stock units; (e) 390,775 shares of Class A common stock issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-169232), but not the 5,778,100 of such shares remaining available for issuance by us under such Registration Statement; (f) 105,228 shares issued by us under our Dividend Reinvestment and Stock Purchase Plan shelf Registration Statement on Form S-3 (Registration No. 333-173109), but not the 9,263,094 of such shares remaining available for issuance by us under shelf Registration Statement on Form S-3 (Registration No. 333-196999); (g) 50,315 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-175034), but not the 418,476 of such shares remaining available for sale by selling stockholders under such Registration Statement; (h) 8,421 shares sold by selling stockholders under our resale shelf Registration Statement on Form S-3 (Registration No. 333-167953), but not the 136,975 shares remaining available for sale by selling stockholders under such Registration Statement. As December 31, 2020, we have not issued any shares of BGC Class A common stock under our 2019 Form S-4 Registration Statement (Registration No. 333-233761).

Possible Corporate Conversion

The Company continues to explore a possible conversion into a simpler corporate structure, weighing any significant change in taxation policy. In particular, the Company is awaiting insight into future U.S. Federal tax policies, which remain uncertain after the results of the U.S. elections. Should the Company decide to move forward with a corporate conversion it will work with regulators, lenders, and rating agencies, and BGC’s board and committees will review potential transaction arrangements.

Newmark Real Estate Services Business (Discontinued Operations)

We have determined that the Spin-Off met the criteria for reporting the financial results of Newmark as discontinued operations within our consolidated results for all periods through November 30, 2018.See Note 28—“Discontinued Operations” in our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

Any investment in shares of our Class A common stock, our 5.125% Senior Notes, our 5.375% Senior Notes, our 3.750% Senior Notes, our 4.375% Senior Notes or our other securities involves risks and uncertainties. The following are important risks and uncertainties that could affect our businesses, but we do not ascribe any particular likelihood or probability to them unless specifically indicated. Any of the risks and uncertainties set forth below, should they occur, could significantly and negatively affect our businesses, financial condition, results of operations, and prospects and/or the trading price of our Class A common stock, our 5.125% Senior Notes, our 5.375% Senior Notes, our 3.750% Senior Notes, our 4.375% Senior Notes or our other securities.

RISKS RELATED TO OUR BUSINESSES GENERALLY

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic, and governmental measures taken in response thereto, have materially adversely affected, and may in the future continue to materially adversely affect, the global economy, the United States economy and the global financial markets, resulting in a global recession that may adversely affect our businesses, financial condition and results of operations. The extent to which the COVID-19 pandemic, including any successive waves or variants of the virus, or the emergence of another pandemic, and measures taken in response thereto, including “shelter-in-place” orders and other restrictions and delays or complications in the implementation of vaccination programs, could continue to materially adversely affect the conduct of our businesses will depend upon future developments and conditions, which remain highly uncertain.

The outbreak of COVID-19, and governmental measures taken in response thereto, have materially adversely affected the global economy, the United States economy and the global financial markets. Unemployment rates in the United States have increased dramatically to levels not experienced since the Great Depression. The United States reported 4.0% growth in GDP for the fourth quarter of 2020 following a significant improvement in the third quarter of 2020. Most economists expect the recovery, to continue throughout 2021. The U.S. equity capital markets (as measured by the S&P 500) suffered a more than 30% decline during the first few weeks of the pandemic after many national and regional governments implemented “shelter-in-place” orders. While the S&P 500 increased by 11.7% over the course of the fourth quarter of 2020, there can be no assurance that the broader equity markets will not suffer similar declines in future periods should the pandemic further harm the U.S. or global economy. Oil prices and interest rates remain low, primarily as a result of the decline in economic activity. All of these unprecedented developments in the global economy and the United States economy have led to substantial uncertainty about future economic conditions.

Our revenues were adversely impacted in the fiscal year 2020 as a result of COVID-19 and its impact on the macroeconomic environment, including interest rates, FX, and oil prices, as well as causing continued dislocations faced by us and our clients. All these factors negatively impacted, and may continue to negatively impact, market volumes, which have had and could continue to have an adverse effect on our businesses, financial condition and results of operations. Governmental actions in response to the pandemic, including in response to further spreading of the virus through successive waves or variants of the virus, such as "shelter in place" orders, have been confronted and may continue to be confronted with resistance. While vaccines have been approved, there may be a lengthy period of time before any vaccine is widely distributed. It is also uncertain whether there will be sufficient public confidence in the effectiveness of any vaccine to enable widespread vaccination of the public. Because of these and other factors, we are unable to predict the full impact of the pandemic if conditions persist, and there can be no assurance that these increased levels of volumes will be replicated in future quarters. Should these global market conditions be prolonged or worsen, or the pandemic lead to additional market disruptions, we could experience reduced client activity and demand for our products and services, counterparty defaults, impairments of other financial assets and other negative impacts on our financial position.

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

The COVID-19 pandemic, and governmental measures taken in response thereto, have severely disrupted the global conduct of business, and have disrupted, and may continue to disrupt, our operations and our clients' operations, which has had, and may continue to have, a material adverse effect on our businesses, financial condition and results of operations. As a result, we have been required to implement operational changes, including transitioning a large portion of our workforce to remote working, thus exposing us to greater cybersecurity risks. The extent to which the pandemic, and governmental measures taken in response thereto, could materially adversely affect our businesses, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and the actions taken by governmental authorities in response thereto.

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The global spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, significant reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. As of February 26, 2021, the United States had the world’s most reported COVID-19 cases, and all 50 states and the District of Columbia have reported cases of infected individuals. Several states and countries, including New York and the U.K., where we are headquartered, have declared states of emergency.

The economic and financial disruptions from the COVID-19 outbreak, as well as measures taken by various governmental authorities in response to the outbreak, led us to implement operational changes as we executed our business continuity plan in the first quarter of 2020. We continue to take significant steps to protect our employees. While a majority of the front office personnel are working in a firm office currently, a majority of BGC staff members continue to work from home or other remote locations and disaster recovery venues. In all cases, the Company has mandated appropriate social distancing measures.

Although our information technology systems have been able to support remote working to date, we cannot assure you that they will continue to be able to support the volume of business conducted remotely by our employees in the future or to address increased volumes as our workforce shifts to additional locations and venues. We are also dependent on third-party vendors for the performance of certain critical processes and many such vendors are continuing to operate under business continuity plans. In addition, many of our vendors’ and clients’ workforces continue to work from home or remote locations and their normal operations have been disrupted due to the COVID-19 pandemic. Working remotely may place additional stress on the telecommunications infrastructure in the areas where our employees live and work. Disruptions in the availability of internet and telephone service has adversely affected and may continue to adversely affect the ability of our employees to perform their operations remotely in a timely manner. An extended period of remote working by our employees could also increase our cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. While we have taken significant precautions to protect employees who work in our offices, no assurance can be given that measures will contain the spread of the virus. Even as phased re-openings continue for some workers and in some locations, the current increase in infections has led to the re-implementation of restrictions in many jurisdictions, including New York City, and further changes in state and local work orders or in our policies or those of our clients and vendors, including in response to further spreading of the virus through successive waves or variants of the virus, may impact work arrangements of our employees, clients and vendors for the foreseeable future.

In particular, any disruption in our Fenics business operations has had and may continue to have an adverse effect on our results. We believe the pandemic’s promotion of virtual and remote work arrangements will support existing trends of electronification across our business. A disruption or certain employees in our Fenics operations not being able to fully utilize our most advanced technology while working remotely has led and may continue to lead to an increased reliance on Voice and Hybrid brokerage, which may adversely affect our revenues and profit margins. Any disruption in the insurance markets may also adversely affect our businesses.

If significant portions of our, third-party vendors’ or our clients’ workforce, including executives or key personnel, are unable to work effectively because of illness, government actions, or other restrictions in connection with the pandemic, this may impair our ability to operate our businesses, particularly when coupled with the significant increase in client trading volumes and inquiries. COVID-19 presents a threat to our employees’ well-being. While we implemented a business continuity plan at the end of the first quarter of 2020 and continue to revise the plan to implement changes in state and local responses and development of protocols and other factors to protect the health of our employees, such plan cannot anticipate all scenarios. These factors significantly impacted productivity during the fourth quarter and fiscal year 2020, and we experienced and may continue to experience a continuing loss of productivity or adjustment to our business over time. Additionally, due to the physical dislocations experienced by our brokers and clients, the pace of adoption of some of our newer fully electronic brokerage offerings has been and may continue to be adversely affected.

The extent to which the COVID-19 pandemic, including any successive waves or variants of the virus, or the emergence of another pandemic, and measures taken in response thereto could continue to materially adversely affect the conduct of our businesses will depend upon future developments, which are highly uncertain. While vaccines have been approved, there may be a lengthy period of time before any vaccine is widely distributed. It is also uncertain whether there will be sufficient public confidence in the effectiveness of any vaccine to enable widespread vaccination of the public. Any increase in the duration and impact of the pandemic, including any successive waves variants of the virus, as well as measures taken in response thereto, could materially adversely affect our businesses, financial condition and results of operations.

Risks Related to Global Economic and Market Conditions

Our businesses, financial condition, results of operations and prospects have been and may continue to be affected both positively and negatively by conditions in the global economy and financial markets generally.

Our businesses and results of operations have been and may continue to be affected both positively and negatively by conditions in the global economy and financial markets generally. Difficult market and economic conditions and geopolitical uncertainties have in the past adversely affected and may in the future adversely affect our businesses. Such conditions and uncertainties include financial pressures exacerbated by the Covid-19 pandemic, fluctuating levels of economic output, interest and inflation rates, employment levels, consumer confidence levels, and fiscal and monetary policy. Economic policies of the current administration and Congress, potential increases in interest rates and potential changes to existing tax rates and infrastructure spending plans may change the regulatory and economic landscape. These conditions may directly and indirectly impact a number of factors in the global markets that may have a positive or negative effect on our operating results, including the levels of trading, investing, and origination activity in the financial markets, the valuations of financial instruments, changes in interest rates, changes in benchmarks, changes in and uncertainty regarding laws and regulations, substantial fluctuations in volume and commissions on securities and derivatives transactions, the absolute and relative level of currency rates and the actual and the perceived quality of issuers, borrowers and investors. For example, the actions of the U.S. Federal Reserve and international central banking authorities directly impact our cost of funds and may impact the value of financial instruments we hold. In addition, changes in monetary policy may affect the credit quality of our customers. Changes in domestic and international monetary policy are beyond our control and difficult to predict.

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

•	pandemics and other international health emergencies;
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

Over the past year, the Covid-19 pandemic has led to uncertainties about global economic growth, which may impact the stability of financial markets and lead to uncertainty with respect to the likely responses of governments and central banks. Any one of these factors, or others, could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

Risks Related to the Geographic Locations of Our Business

Our businesses are geographically concentrated and could be significantly affected by any adverse change in the regions in which we operate.

Historically, our business operations have been substantially located in the U.S. and the U.K. While we are expanding our businesses to new geographic areas, we are still highly concentrated in these areas. Because we derived approximately 42.2% and approximately 25.2% of our total revenues on a consolidated basis for the year ended December 31, 2020 from our operations in the U.K. and the U.S., respectively, our businesses are exposed to adverse regulatory and competitive changes, economic downturns and changes in political conditions in these countries. If we are unable to identify and successfully manage or mitigate these risks, our businesses, financial condition, results of operations and prospects could be materially adversely affected.

The U.K. exit from the EU could materially adversely impact our customers, counterparties, businesses, financial condition, results of operations and prospects.

On June 23, 2016, the U.K. held a referendum regarding continued membership of the EU. The exit from the EU is commonly referred to as Brexit. On January 1, 2021, the UK formally left the EU and UK-EU trade became subject to a new agreement that was concluded in December of 2020. Financial services falls outside of the scope of this trade agreement. Instead, the relationship will largely be determined by a series of “equivalence decisions,” each of which would grant mutual market access for a limited subset of financial services where either party finds the other party has a regulatory regime that achieves similar outcomes to its own. It is currently unknown if or when equivalence decisions will be taken.

In light of ongoing uncertainties, market participants are still adjusting. The exact impact of Brexit on the U.K.-EU flow of financial services therefore remains unknown. This same uncertainty applies to the consequences for the economies of the U.K. and the EU member states as a result of the U.K.’s withdrawal from the EU.

We have implemented plans to ensure continuity of service in Europe and continue to have regulated entities in place in many of the major European markets. As part of our Brexit strategy, ownership of BGC Madrid, Copenhagen and Frankfurt & GFI Paris, Madrid and Dublin branches were transferred to Aurel BGC SAS (a French based operation and therefore based in the EU) in July 2020, BGC’s Insurance division (Corant) has established new brokerage platforms in Cyprus and France and we have been generally increasing our footprint in the EU.

Regardless of these and other mitigating measures, our European headquarters and largest operations are in London, and market access risks and uncertainties have had and could continue to have a material adverse effect on our customers, counterparties, businesses, prospects, financial condition and results of operations. Furthermore, in the future the U.K. and EU’s regulation may diverge, which could disrupt and increase the costs of our operations, and result in a loss of existing levels of cross-border market access.

Risks Related to New Opportunities/Possible Transactions and Hires

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
•

to the extent that we pursue these opportunities internationally, exposure to political, economic, legal, regulatory, operational and other risks that are inherent in operating in a foreign country, including risks of possible nationalization and/or foreign ownership restrictions, expropriation, price controls, capital controls, foreign currency fluctuations, regulatory and tax requirements, economic and/or political instability, geographic, time zone, language and cultural differences among personnel in different areas of the world, exchange controls and other restrictive government actions, as well as the outbreak of hostilities;

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

Any future growth will be partially dependent upon the continued availability of suitable transactional candidates at favorable prices and upon advantageous terms and conditions, which may not be available to us, as well as sufficient liquidity to fund these transactions. Future transactions and any necessary related financings also may involve significant transaction-related expenses, which include payment of break-up fees, assumption of liabilities, including compensation, severance, lease termination, and other restructuring costs, and transaction and deferred financing costs, among others. In addition, there can be no assurance that such transactions will be accretive or generate favorable operating margins. The success of these transactions will also be determined in part by the ongoing performance of the acquired companies and the acceptance of acquired employees of our equity-based compensation structure and other variables which may be different from the existing industry standards or practices at the acquired companies.

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

Risks Related to Change in LIBOR

We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined, the expected transition away from LIBOR and the use of alternative reference rates, including financial risks arising from any changes in the valuation of financial instruments, and operational risks due to the potential requirement to adapt our information technology systems and operational processes to address the transition away from LIBOR.

Our $350 million Revolving Credit Agreement is indexed to LIBOR. As of December 31, 2020, we had no indebtedness outstanding under the Revolving Credit Agreement. LIBOR is the rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. In July 2017, the head of the FCA announced the desire to phase out the use of LIBOR by the end of 2021. However, the ICE Benchmark Administration, in its capacity as administrator of USD LIBOR, has announced that it intends to extend publication of USD LIBOR (other than one-week and two-month tenors) by 18 months to June 2023. Several regulatory agencies have encouraged banks to cease entering into new contracts using USD LIBOR as a reference rate by the end of 2021. Federal and state legislative proposals to adopt a replacement reference rate are currently under consideration. At this time, no consensus exists as to what reference rate or rates may become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the U.K. or elsewhere. As such, the potential effect of any such event on our cost of capital and interest expense cannot yet be determined.

The expected withdrawal and replacement of LIBOR with alternative benchmarks also introduces a number of risks for us, our clients and the financial services industry more widely. Globally, vast amounts of loans, securities, derivatives and other financial instruments are linked to the LIBOR benchmark, and any failure by market participants and regulators to successfully introduce benchmark rates to replace LIBOR and implement effective transitional arrangements to address the discontinuation of LIBOR could result in disruption in the global financial markets in which we do business and suppress capital markets activities and trading volume. We may also be subject to legal implementation risks, as extensive changes to documentation for new and existing clients may be required, and operational risks due to the potential requirement to adapt information technology systems and operational processes to address the withdrawal and replacement of LIBOR.

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

Risks Related to Liquidity, Funding and Indebtedness

We have debt, which could adversely affect our ability to raise additional capital to fund our operations and activities, limit our ability to react to changes in the economy or our businesses, expose us to interest rate risk, impact our ability to obtain or maintain favorable credit ratings and prevent us from meeting or refinancing our obligations under our indebtedness, which, depending on the impact of the COVID-19 pandemic, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our indebtedness, which at December 31, 2020 was $1,315.9 million, may have important, adverse consequences to us and our investors, including:

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

We are dependent upon availability of adequate funding and liquidity to meet our clearing margin requirements, among other financial needs. Clearing margin is the amount of cash, guarantees or similar collateral that we must provide or deposit with our third-party clearing organizations in support of our obligations under contractual clearing arrangements with these organizations. Historically, these needs have been satisfied from internally generated funds and proceeds from debt and equity financings. We have also relied on arrangements with Cantor to clear certain of our transactions under the clearing agreement we entered into with Cantor in November 2008 which was amended in June 2020. Our next bond maturity is in May 2021 and the Company’s senior unsecured revolving credit facility matures in February 2023. Although we have historically been able to raise debt on acceptable terms, the impact of the COVID-19 pandemic on the world’s credit markets could make it more difficult for us to refinance or replace such indebtedness in a timely manner or on acceptable terms. Further, if for any reason we need to raise additional funds, including in order to meet regulatory capital requirements and/or clearing margin requirements arising from growth in our brokerage businesses, to complete acquisitions or otherwise, we may not be able to obtain additional financing when needed. If we cannot raise additional funds on acceptable terms, we may not be able to develop or enhance our businesses, take advantage of future growth opportunities or respond to competitive pressure or unanticipated requirements.

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

Risks Related to Our Senior Notes

Credit ratings downgrades or defaults by us could adversely affect us.

Our credit ratings and associated outlooks are critical to our reputation and operational and financial success. Our credit ratings and associated outlooks are influenced by a number of factors, including: operating environment, regulatory environment, earnings and profitability trends, the rating agencies’ view of our funding and liquidity management practices, balance sheet size/composition and resulting leverage, cash flow coverage of interest, composition and size of the capital base, available liquidity, outstanding borrowing levels, our competitive position in the industry, our relationships in the industry, our relationship with Cantor, acquisitions or dispositions of assets and other matters. A credit rating and/or the associated outlook can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances of that company or related companies warrant such a change. Any adverse ratings change or a downgrade in the credit ratings of BGC, Cantor or any of their other affiliates, and/or the associated ratings outlooks could adversely affect the availability of debt financing to us on acceptable terms, as well as the cost and other terms upon which we may obtain any such financing. In addition, our credit ratings and associated outlooks may be important to clients of ours in certain markets and in certain transactions. A company’s contractual counterparties may, in certain circumstances, demand collateral in the event of a credit ratings or outlook downgrade of that company. Further, interest rates, including with respect to our 5.375% Senior Notes, 3.750% Senior Notes and 4.375% Senior Notes, may increase in the event that our ratings decline.

As of December 31, 2020, BGC Partners’ public long-term credit ratings were BBB- from Fitch Ratings Inc. and Standard & Poor’s, BBB from Kroll Bond Rating Agency and BBB+ from Japan Credit Rating Agency, Ltd. and the associated outlooks on all the ratings were stable. No assurance can be given that the credit ratings will remain unchanged in the future. Any additional indebtedness that we incur, as well as any negative change to our credit ratings and associated outlooks, may restrict our ability to raise additional capital or refinance debt on favorable terms, and consequently. any resulting impacts on our funding access, liquidity or creditworthiness perception among our clients, counterparties, lenders, investors, or other market participants, could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

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

We may incur substantial additional debt in the future, some of which may be secured debt. We are not restricted under the terms of the indentures governing our 5.125% Senior Notes, 5.375% Senior Notes, 3.750% Senior Notes and 4.375% Senior Notes from incurring additional debt, securing existing or future debt (with certain exceptions, including to the extent already secured), recapitalizing our debt or taking a number of other actions that are not limited by the terms of our debt instruments that could have the effect of diminishing our ability to make payments on our debt when due.

We may not have the funds necessary to repurchase our 5.125% Senior Notes, 5.375% Senior Notes, 3.750% Senior Notes or 4.375% Senior Notes upon a change of control triggering event as required by the indentures governing these notes.

Upon the occurrence of a “change of control triggering event” (as defined in the indentures governing the 5.125% Senior Notes, the 5.375% Senior Notes , the 3.750% Senior Notes and the 4.375% Senior Notes), unless we have exercised our right to redeem such notes, holders of the notes will have the right to require us to repurchase all or any part of their notes at a price in cash equal to 100% of the then-outstanding aggregate principal amount of the notes repurchased plus accrued and unpaid interest, if any. There can be no assurance that we would have sufficient, readily available financial resources, or would be able to arrange financing, to repurchase the 5.125% Senior Notes, the 5.375% Senior Notes, the 3.750% Senior Notes or the 4.375% Senior Notes upon a “change of control triggering event.” A failure by us to repurchase the notes when required would result in an event of default with respect to the notes. In addition, such failure may also constitute an event of default and result in the effective acceleration of the maturity of our other then-existing indebtedness.

The requirement to offer to repurchase the 5.125% Senior Notes, the 5.375% Senior Notes, the 3.750% Senior Notes and the 4.375% Senior Notes upon a “change of control triggering event” may delay or prevent an otherwise beneficial takeover attempt of us.

The requirement to offer to repurchase the 5.125% Senior Notes, the 5.375% Senior Notes, the 3.750% Senior Notes and the 4.375% Senior Notes upon a “change of control triggering event” may in certain circumstances delay or prevent a takeover of us and/or the removal of incumbent management that might otherwise be beneficial to investors in our Class A common stock.

Risks Related to the Spin-Off

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

Moreover, notwithstanding the opinion of counsel, the Internal Revenue Service (“IRS”) could determine that the Spin-Off is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or if it disagrees with the conclusions in the opinion, or for any other reasons. In addition, certain events occurring after the Spin-Off may not be in our control, including certain significant changes in the stock ownership of us or Newmark after the Spin-Off. If the Spin-Off or a related transaction is determined to be taxable for U.S. federal income tax purposes, we and our stockholders could incur significant U.S. federal income tax liabilities. Any such liabilities could be substantial and could have a negative impact on our financial results and operations.

Risks Related to Our Intellectual Property

We may not be able to protect our intellectual property rights or may be prevented from using intellectual property necessary for our businesses.

Our success is dependent, in part, upon our intellectual property, including our proprietary technology. We rely primarily on trade secret, contract, patent, copyright, and trademark law in the U.S. and other jurisdictions as well as confidentiality procedures and contractual provisions to establish and protect our intellectual property rights to proprietary technologies, products, services or methods, and our brand. For example, we regularly file patent applications to protect inventions arising from our research and development, and we are currently pursuing patent applications around the world. We also control access to our proprietary technology and enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties. Protecting our intellectual property rights is costly and time consuming.

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

If our licenses or services from third parties are terminated or adversely changed or amended or contain material defects or errors, or if any of these third parties were to cease doing business or if products or services offered by third parties were to contain material defects or errors, our ability to operate our businesses may be materially adversely affected.

We license databases, software and services from third parties, much of which is integral to our systems and our businesses. The licenses are terminable if we breach or have been perceived to have breached our obligations under the license agreements. If any material licenses were terminated or adversely changed or amended, if any of these third parties were to cease doing business or if any licensed software or databases licensed by these third parties were to contain material defects or errors, we may be forced to spend significant time and money to replace the licensed software and databases, and our ability to operate our businesses may be materially adversely affected. Further, any errors or defects in third-party services or products (including hardware, software, databases, cloud computing and other platforms and systems) or in services or products that we develop ourselves, could result in errors in, or a failure of our services or products, which could harm our businesses. Although we take steps to locate replacements, there can be no assurance that the necessary replacements will be available on acceptable terms, if at all. There can be no assurance that we will have an ongoing license to use all intellectual property which our systems require, the failure of which could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

Risks Related to Our IT Systems and Cyber-Security

Defects or disruptions in our technology or services could diminish demand for our products and services and subject us to liability.

Because our technology, products and services are complex and use or incorporate a variety of computer hardware, software and databases, both developed in-house and acquired from third party vendors, our technology, products and services may have errors or defects. Errors and defects could result in unanticipated downtime or failure and could cause financial loss and harm to our reputation and our business. We have from time to time found defects and errors in our technology, products and service and defects and errors in our technology, products or services may be detected in the future. In addition, our customers may use our technology, products and services in unanticipated ways that may cause a disruption for other customers. As we acquire companies, we may encounter difficulty in incorporating the acquired technologies, products and services, and maintaining the quality standards that are consistent with our technology, products and services. Since our customers use our technology, products and services for important aspects of their businesses and for financial transactions, any errors, defects, or disruptions in such technology, products and services or other performance problems with our technology, products and services could subject our customers to financial loss and hurt our reputation.

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

In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take protective measures, such as software programs, firewalls and similar technology, to maintain the confidentiality, integrity and availability of our and our customers’ information, and endeavor to modify these protective measures as circumstances warrant, the nature of cyber threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential customer information), account takeovers, unavailability or disruption of service, computer viruses, acts of vandalism, or other malicious code, ransomware, hacking, phishing and other cyber-attacks and other adverse events that could have an adverse security impact. Despite the defensive measures we have taken, these threats may come from external forces, such as governments, nation-state actors, organized crime, hackers, and other third parties, including outsource or infrastructure-support providers and application developers, or may originate internally from within us. Given the high volume of transactions, certain errors may be repeated or compounded before they are discovered and rectified.

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

There have been an increasing number of ransomware, hacking, phishing and other cyber-attacks in recent years in various industries, including ours, and cyber-security risk management has been the subject of increasing focus by our regulators. Like other companies, we have on occasion experienced, and may continue to experience, threats to our systems, including viruses, phishing and other cyber-attacks. The number and complexity of these threats continue to increase over time. The techniques used in these attacks are increasingly sophisticated, change frequently and are often not recognized until launched. If one or more cyber-attacks occur, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, as well as our customers’ or other third parties’ operations, which could result in reputational damage, financial losses, customer dissatisfaction and/or regulatory penalties, which may not in all cases by covered by insurance. If an actual, threatened or perceived cyber-attack or breach of our security occurs, our clients could lose confidence in our platforms and solutions, security measures and reliability, which would materially harm our ability to retain existing clients and gain new clients. As a result of any such attack or breach, we may be required to expend significant resources to repair system, network or infrastructure damage and to protect against the threat of future cyber-attacks or security breaches. We could also face litigation or other claims from impacted individuals as well as substantial regulatory sanctions or fines.

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

Risk Relating to Our Key Personnel and Employees

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

Howard W. Lutnick, who serves as our Chief Executive Officer and as Chairman of us and Newmark, is also the Chairman of the Board, President and Chief Executive Officer of Cantor and President of CFGM, the managing partner of Cantor. Stephen M. Merkel, who serves as our Executive Vice President and General Counsel, is employed as Executive Managing Director, General Counsel and Secretary of Cantor and Executive Vice President and Chief Legal Officer of Newmark. In addition, Messrs. Lutnick and Merkel also hold offices at various other affiliates of Cantor. These two key employees are not subject to employment agreements with us or any of our subsidiaries. Our Board appointed Steven Bisgay as our Chief Financial Officer, effective January 1, 2020. Mr. Bisgay previously served as the Chief Financial Officer of Cantor. While Mr. Bisgay will no longer be involved in Cantor’s operating businesses, including its investment bank and broker-dealer. Mr. Bisgay continues to oversee overlapping functions such as bondholder, lender, and rating agency relations at Cantor and its affiliates, including Newmark.

Currently, Mr. Lutnick and Mr. Merkel each typically spends at least 50% of his time on our matters, and Mr. Bisgay is expected to spend a significant majority of his time on our matters. These percentages may vary depending on business developments at us or Newmark or Cantor or any of our or Cantor’s other affiliates, including SPACs sponsored by Cantor and other ventures or investments. As a result, these key employees (and others in key executive or management roles whom we may hire from time to time) dedicate only a portion of their professional efforts to our businesses and operations, and there is no contractual obligation for them to spend a specific amount of their time with us and/or Cantor and its affiliates. These key employees may not be able to dedicate adequate time and attention to our businesses and operations, and we could experience an adverse effect on our operations due to the demands placed on our management team by their other professional obligations. In addition, these key employees’ other responsibilities could cause conflicts of interest with us.

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

In addition, our success has largely been dependent on the efforts of Mr. Lutnick and other executive officers. Should Mr. Lutnick leave or otherwise become unavailable to render services to us, control of us would likely pass to Cantor, and indirectly pass to the then-controlling stockholder of CFGM (which is Mr. Lutnick), Cantor’s managing general partner, or to such other managing general partner as CFGM would appoint, and as a result control could remain with Mr. Lutnick. If any of our key employees were to join an existing competitor, form a competing company, offer services to Cantor or any affiliates that compete with our products, services or otherwise leave us, some of our customers could choose to use the services of that competitor or another competitor instead of our services, which could adversely affect our revenues and as a result could materially adversely affect our businesses, financial condition, results of operations and prospects.

Internal Controls

Our management has identified a material weakness in our internal control over financial reporting. While the remediation is in process, if we are unable to successfully remediate this material weakness, or if we otherwise fail to implement and maintain an effective internal control environment, our operations, reputation and stock price could suffer, we may need to restate our financial statements and we may be delayed in or prevented from accessing the capital markets.

As a public company, we are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment is required to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging.

Internal controls over financial reporting, no matter how well designed, has inherent limitations. Therefore, internal controls determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As such, we could lose investor confidence in the accuracy and completeness of our financial reports, which may have a material adverse effect on our reputation and stock price.

Our ability to identify and remediate any material weaknesses in our internal controls over financial reporting could affect our ability to prepare financial reports in a timely manner, control our policies, procedures, operations and assets, assess and manage our operational, regulatory and financial risks, and integrate our acquired businesses. Similarly, we need to effectively manage any growth that we achieve in such a way as to ensure continuing compliance with all applicable control, financial reporting and legal and regulatory requirements.

As disclosed in “Item 9A – Controls and Procedures,” management has identified a material weakness in our internal control over financial reporting. Because of the material weakness identified, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020. Management has taken immediate action to remediate the material weakness identified. While certain remedial actions have been completed, others are in process. If we are unable to successfully remediate this material weakness in our internal control over financial reporting, or if we otherwise fail to implement and maintain an effective internal control environment, our operations, reputation and stock price could suffer, we may need to restate our financial statements, and we may be delayed or prevented from accessing the capital markets.

Risks Related to Seasonality

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

Risks Related to Income Tax Regulations

We may be adversely affected by the impact of recent income tax regulations.

On December 22, 2017, the Tax Act, was signed into law in the U.S. During 2020, the Treasury and the IRS released proposed and finalized regulations associated with certain provisions of the Tax Act to provide taxpayers with clarifying guidance. Certain provisions of the Tax Act, such as the reduction in the Federal income tax rate from 35% to 21%is expected to have a favorable impact on the Company’s effective tax rate and net income as reported under U.S. GAAP in 2020 and subsequent reporting periods to which the Tax Act is effective, while other provisions, such as the Global Intangible Low Taxed Income (“GILTI”) is expected to have an unfavorable impact. We are continuing to evaluate the Tax Act and its requirements, as well as its application to our business and impact on our effective tax rate. The impact of the Tax Act may differ from our estimate for the provision for income taxes, possibly materially, due to, among other things, changes in interpretations, additional guidance that may be issued, unexpected negative changes in business and market conditions that could reduce certain tax benefits, and actions taken by the Company as a result of the Tax Act.

Risks Related to General Market Conditions

Consolidation and concentration of market share in the banking, brokerage, exchange and financial services industries could materially adversely affect our businesses, financial condition, results of operations and prospects because we may not be able to compete successfully.

In recent years, there has been substantial consolidation and concentration of market share among companies in the banking, brokerage, exchange, and financial services industries, resulting in increasingly large existing and potential competitors, and increased concentration in markets dominated by some of our largest customers. In addition, some of our large broker-dealer customers, such as Deutsche Bank, Barclays, Goldman Sachs, and Credit Suisse, have reduced their sales and trading businesses in fixed income, currency, and commodities. This is in addition to the reductions in these businesses already completed by customers, including Morgan Stanley, UBS, and The Royal Bank of Scotland.

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

We also face existing and potential competition from large exchanges, which seek or may seek to migrate trading from the inter-dealer market to their own platform. Consolidation and concentration of market share are occurring in this area as well. For example, in recent years, CME acquired NEX; BATS Global Markets acquired the foreign-exchange trading venue, Hotspot, from KCG Holdings (“KCG”). KCG was itself acquired by Virtu in 2017, while BATS was acquired by CBOE. In early 2018, the Intercontinental Exchange acquired BondPoint, a provider of electronic fixed income trading solutions, from Virtu Financial. In addition, the Hong Kong Exchange and Clearing Limited acquired the London Metal Exchange, ICE completed the acquisition of NYSE Euronext, and London Stock Exchange completed its acquisition of Refinitiv in January 2021. Most recently, in February 2021, Tradeweb announced it had entered into a definitive agreement to acquire Nasdaq’s U.S. fixed income electronic trading platform, formerly known as eSpeed. In 2013, BGC sold the eSpeed platform to Nasdaq, and subsequently launched a competing platform, Fenics UST. In addition, in April of 2019, Tradeweb completed its initial public offering, which may increase their ability to hire and acquire in competition with us. Finally, TP ICAP announced an agreement to acquire Liquidnet, an electronic trading network, in October 2020. This transaction is expected to close in the first quarter of 2021. Consolidation among exchanges may increase their financial resources and ability to compete with us.

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

In recent years, including in response to the COVID-19 pandemic, policies undertaken by certain central banks, such as the U.S. Federal Reserve, the ECB, and the Bank of England, have involved quantitative easing. Quantitative easing involves open market transactions by monetary authorities to stimulate economic activity through the purchase of assets of longer maturity and has the effect of lowering interest rates further out on the yield curve.

For example, as of January 27, 2021, the U.S. Federal Reserve held approximately $5.5 trillion worth of long-dated U.S. Treasury and Federal Agency securities which are not being traded or hedged. This compares to $2.9 trillion prior to the onset of the Covid-19 pandemic, $1.7 trillion at the beginning of 2011 and zero prior to September 2008. This has reduced volatility and volumes for listed and OTC interest rate products in the U.S. In addition, the Federal Reserve and other central banks may continue to use traditional methods to keep short-term interest rates low by historical standards.

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

The migration of OTC swaps to SEF markets may adversely impact volumes, liquidity, and demand for our services in certain markets.

BGC Derivative Markets and GFI Swaps Exchange, our subsidiaries, operate as SEFs. Mandatory Dodd-Frank Act compliant execution on SEFs by eligible U.S. persons commenced in February 2014 for “made available to trade” products, and a wide range of other rules relating to the execution and clearing of derivative products have been finalized.

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

The Dodd-Frank Act mandated that certain cleared swaps (subject to an exemption from the clearing requirement) trade on either a SEF or DCM. SEF and DCM core principles relate to trading and product requirements, compliance and audit-trail obligations, governance and disciplinary requirements, operational capabilities, surveillance obligations and financial information and resource requirements. While these principles may or may not be permanently enforced, we do know that we will be subject to a more complex regulatory framework going forward, and that there will be significant costs to prepare for and to comply with these ongoing regulatory requirements and potential amendments. We will incur increased legal fees, personnel expenses, and other costs, as we work to analyze and implement the necessary legal structure for full compliance with all applicable regulations. There will also be significant costs related to the development, operation and enhancement of our technology relating to trade execution, trade reporting, surveillance, compliance and back-up and disaster recovery plans designed to meet the requirements of the regulators.

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

On June 25, 2020, the CFTC approved a final rule prohibiting post-trade name give-up for swaps executed, prearranged or prenegotiated anonymously on or pursuant to the rules of a SEF and intended to be cleared. The rule provides exemptions for package transactions that include a component transaction that is not a swap that is intended to be cleared. The rule went into effect on November 1, 2020 for swaps subject to the trade execution requirement under the Commodity Exchange Act Section 2(h)(8) and July 5, 2021 for swaps not subject to the trade execution requirement but intended to be cleared.

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

If we fail to continue to qualify as a SEF under any of these conditions, we may be unable to maintain our position as a provider of execution and brokerage services in the markets for many of the OTC products for which we have traditionally acted as an intermediary. This would have a broad impact on us and could have a material adverse effect on our businesses, financial condition, results operations, and prospects.

Our commodities derivatives activities, including those related to electricity, natural gas and environmental interests, subject us to extensive regulation, potential catastrophic events and other risks that may result in our incurring significant costs and liabilities.

We engage in the brokerage of commodities derivatives, including those involving electricity and natural gas, and related products and indices. These activities subject us and our customers to extensive regulatory oversight, involving federal, state, and local and foreign commodities, energy, environmental, and other governmental laws and regulations and may result in our incurring significant costs and liabilities.

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

Risks Related to Our Insurance Brokerage Business

We face significant competitive pressures in the insurance brokerage business.

The insurance brokerage business is highly competitive, and many insurance brokerage firms actively compete with us in one or more areas of our business. We compete with global wholesale insurance and reinsurance brokers, including Aon, Marsh & McLennan Companies, Arthur J. Gallagher & Co., as well as numerous regional and specialist firms. Firms that we compete with may have greater financial, technical, and marketing resources, larger customer bases, greater name recognition, stronger presence in certain geographies, or more established relationships with their customers and suppliers than we have. In addition, new competitors in the insurance industry, alliances among competitors, or mergers of competitors could emerge and gain significant market share. Over the past decade, private equity sponsors have invested heavily in the insurance industry, creating new competitors, and strengthening existing ones. The insurance industry continued to see robust market consolidation in 2020, and this trend could continue or accelerate in 2021. If we fail to respond successfully to the competition we face, our insurance brokerage business, financial condition, results of operations and prospects could be negatively affected.

Our ability to retain senior insurance brokerage management and key brokers is critical to the success of our insurance brokerage business.

We rely upon the contributions of our senior insurance brokerage management team to manage the future growth of our insurance brokerage business. The loss of any of these individuals could limit our ability to successfully execute our insurance brokerage business’ strategy or adversely affect our ability to retain existing and attract new clients. Across all our insurance brokerage businesses, brokers and other employees are critical to developing and retaining client relationships as well as performing the services on which our revenues are earned. Losing key brokers who manage or support substantial client relationships or possess substantial experience or expertise and/or the managerial and other professionals who support them could adversely affect our ability to secure and complete client engagements. Additionally, if a key insurance broker or employee were to join an existing competitor or form a competing company, some of our insurance brokerage clients could choose to use the services of that competitor instead of our services. Competition for experienced insurance brokers and employees is intense, and we are constantly working to retain and attract these individuals. If we cannot successfully do so, our insurance brokerage business, financial condition, results of operations and prospects could be negatively affected.

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

Risks Related to Regulatory and Legal Compliance

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

Our international operations are also subject to capital requirements in their local jurisdictions. BGC Brokers L.P., BGC European Holdings, L.P, GFI Brokers Limited, GFI Securities Limited and Sunrise Brokers LLP, which are based in the U.K., are currently subject to capital requirements established by the FCA. The capital requirements of our French entities (and its EU branches) are predominantly set by ACPR and AMF. U.K. and EU authorities apply stringent provisions with respect to capital applicable to the operation of these brokerage firms, which vary depending upon the nature and extent of their activities. EU policymakers have introduced a new capital regime applicable to EU Investment Firms with a phased implementation beginning in June 2021. The U.K. has introduced a regime that, while applying different rules and methods, is largely similar in its objectives. This regime will enter into force beginning in January 2022, with a similarly phased implementation. The impact of both regimes on our firm will be dependent on further detailed legislative requirements, which will be published next year and in following years.

In addition, the majority of our other foreign subsidiaries are subject to similar regulation by the relevant authorities in the jurisdictions in which they do business, such as Australia and Hong Kong. These regulations often include minimum capital requirements, which are subject to change. Further, we may become subject to capital requirements in other foreign jurisdictions in which we currently operate or in which we may enter.

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

In addition, financial services firms such as ours are subject to numerous conflicts of interests or perceived conflicts, including for example principal trading and trading to make markets. We have adopted various policies, controls, and procedures to address or limit actual or perceived conflicts, and we will regularly seek to review and update our policies, controls and procedures. However, these policies, controls and procedures may result in increased costs and additional operational personnel. Failure to adhere to these policies, controls and procedures may result in regulatory sanctions or customer claims.

Our businesses, financial condition, results of operations and prospects could be materially adversely affected by new laws, rules, or regulations or by changes in existing law, rules or regulations or the application thereof.

The financial services industry, in general, is heavily regulated. Proposals for additional legislation further regulating the financial services industry are periodically introduced in the U.S., the U.K., the EU, and other geographic areas. Moreover, the agencies regulating the financial services industry also periodically adopt changes to their rules and regulations, particularly as these agencies have increased the focus and intensity of their regulation of the financial services industry.

Changes in legislation and in the rules and regulations promulgated by the SEC, FINRA, the CFTC, the NFA, the U.S. Treasury, the FCA, the European Commission, ESMA and other domestic and international regulators and self-regulatory organizations, as well as changes in the interpretation or enforcement of existing laws and rules, often directly affect the method of operation and profitability of brokerage and could result in restrictions in the way we conduct our businesses. For example, the U.S. Congress, the U.S. Treasury, the Board of Governors of the Federal Reserve System, the SEC and the CFTC are continuing to review the nature and scope of their regulation and oversight of the government securities markets and U.S. securities and derivative markets. Furthermore, in Europe, MiFID II was implemented in January 2018. MiFID II requires a significant part of the market in these instruments to trade on trading venues subject to pre- and post- trade transparency regimes and non-discriminatory fee structures and access. In addition, it has had a particularly significant impact in several key areas, including corporate governance, transaction reporting, technology synchronization, best execution and investor protection. MiFID II also introduced a new regulated execution venue category to accompany the existing Multilateral Trading Facility regime. The new venue category is known as an OTF, and it captures much of the voice and hybrid trading in EU. Certain of our existing EU derivatives and fixed income execution business now take place on OTFs, and we currently operate one OTF for each of the U.K.-regulated entities, one in France at Aurel BGC and one MTF under GFI Securities Limited. In 2019, a new European Commission took office which may over the course of its five-year mandate or introduce new legislative proposals for the financial services sector. This will include various legislative reviews of MIFID, which have started in 2020. After the Brexit transition period, the U.K. may introduce new Financial Services legislation, which could deviate from EU legislation. The uncertainties resulting from the possibility of additional legislation and/or regulation could materially adversely impact our businesses. Failure to comply with any of these laws, rules or regulations could result in fines, penalties, restrictions or limitations on business activity, suspension, or expulsion from the industry, any of which could have a material adverse effect upon us. The European Commission’s CSD regulation (“CSDR”) introduces mandatory buy-ins for transactions where the seller fails to deliver the instrument contracted for in February 2022 to all transactions settled on an EU CSD. Market participants have warned for possible risks this may pose to market liquidity. There may also be some specific risks associated with the Matched Principal trading model. These risks are currently being addressed by various industry bodies.

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

.Democratic Party control of both houses of Congress and the U.S. Presidency could result in new regulations. While we continue to have a compliance framework in place to comply with both existing and proposed rules and regulations, it is possible that the existing regulatory framework may be amended, which amendments could have a positive or negative impact on our businesses, financial condition, results of operations and prospects.

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

Our businesses are subject to regulation by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the U.S., are empowered to bring enforcement actions and to conduct administrative proceedings and examinations, inspections, and investigations, which may result in costs, penalties, fines, enhanced oversight, increased financial and capital requirements, restrictions or limitations, and censure, suspension, or expulsion. Self-regulatory organizations such as FINRA and the NFA, along with statutory bodies such as the SEC, the CFTC, and the FCA, and other international regulators, require strict compliance with their rules and regulations. In addition, as a result of regulatory actions, our registration statements under the Securities Act will be subject to SEC review prior to effectiveness, which may lengthen the time required for us to raise capital, reducing our access to the capital markets or increasing our cost of capital.

Firms in the financial services industry, including us, have experienced increased scrutiny in recent years, and penalties, fines and other sanctions sought by regulatory authorities, including the SEC, the CFTC, FINRA, the NFA, state securities commissions and state attorneys general in the U.S., and the FCA in the U.K. and other international regulators, have increased accordingly. This trend toward a heightened regulatory and enforcement environment can be expected to continue for the foreseeable future, and this environment may create uncertainty. From time to time, we have been and are subject to periodic examinations, inspections, and investigations, including periodic risk assessment and related reviews of our U.K. group. As a result of such reviews, we may be subject to increased monitoring and be required to include or enhance certain regulatory structures and frameworks in our operating procedures, systems, and controls.

Increasingly, the FCA has developed a practice of requiring senior officers of regulated firms to provide individual attestations or undertakings as to the status of the firm’s control environment, compliance with specific rules and regulations, or the completion of required tasks. Officers of BGC Brokers L.P. and GFI Brokers Limited have given such attestations or undertakings in the past and may do so again in the future. Similarly, the FCA can seek a voluntary requirement notice, which is a voluntary undertaking on behalf of a firm that is made publicly available on the FCA’s website. The SMCR came into effect in the U.K. on December 9, 2019. Accountability requirements will fall on senior managers, and a wider population of U.K. staff will be subject to certification requirements. SMCR will likely increase the cost of compliance and will potentially increase financial penalties for non-compliance. These activities have resulted, and may in the future result, in significant costs and remediation expenses, and possible disciplinary actions by the SEC, the CFTC, the FCA, self-regulatory organizations and state securities administrators and have impacted, and may impact in the future, our acquisitions of regulated businesses or entry into new business lines.

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

In the normal course of business, we have been a party to investigations, administrative proceedings, lawsuits, arbitrations, and other actions involving primarily claims for damages. In certain circumstances, we could also face potential criminal investigations, enforcement actions or liability, including fines or other penalties. Examinations, inspections, regulatory inquiries and subpoenas or other requests for information or testimony may cause us to incur significant expenses, including fees for legal representation and other professional advisors and costs associated with document production and remediation efforts. Such regulatory, legal, or other actions may also be directed at certain executives or employees who may be critical to our businesses or to particular brokerage desks. The risks associated with such matters often may be difficult to assess or quantify, and their existence and magnitude often remain unknown for substantial periods of time.

A settlement of, or judgment related to, any such matters could result in regulatory, civil or criminal liability, fines, penalties, restrictions or limitations on our operations and activities and other sanctions and could otherwise have a material adverse effect on our businesses, results of operations, financial condition and prospects. Any such action could also cause us significant reputational harm, which, in turn, could seriously harm us. In addition, regardless of the outcome of such matters, we may incur significant legal and other costs, including substantial management time, dealing with such matters, even if we are not a party to the litigation or a target of the inquiry. For example, in September 2019, the Company settled investigations conducted jointly by the CFTC and the NYAG which alleged that certain emerging markets foreign exchange options (EFX options) brokers in the U.S. misrepresented that certain prices posted to their electronic platform were immediately executable when in fact they were not and that such brokers had communicated that matches had occurred when they had not. We have agreed to pay certain financial penalties in connection with the settlements and have agreed to a monitor for two years to assess regulatory compliance for certain of our businesses. In addition, in September 2020, the SEC announced a settlement with BGC regarding alleged negligent disclosure violations related to one of BGC's non-GAAP financial measures for periods beginning with the first quarter of 2015 through the first quarter of 2016. All of the relevant disclosures related to those periods and pre-dated the SEC staff’s May 2016 detailed compliance and disclosure guidance with respect to non-GAAP presentations. BGC revised its non-GAAP presentation beginning with the second quarter of 2016 as a result of the SEC’s guidance, and the SEC has made no allegations with regard to any periods following the first quarter of 2016. In connection with the SEC settlement, BGC was ordered to cease and desist from any future violations of Sections 17(a)(2) and 17(a)(3) of the Securities Act, Section 13(a) of the Exchange Act and Rule 13a-11 thereunder, and Rule 100(b) of Regulation G, and agreed to pay a civil penalty of $1.4 million without admitting or denying the SEC’s allegations. Further, during the fourth quarter, management identified the theft of UK tax payment related funds from the Company. The theft, which occurred over several years ending September 2020, was perpetrated by two individuals associated with the Company, and did not involve the operations or business of the Company. Litigation has commenced against the two individuals seeking recovery of stolen amounts. The cumulative impact to the Company’s ”Consolidated net income (loss)” as a result of the theft was determined to be $35.2 million. The Company expects to recover most or substantially all of the stolen funds through a combination of insurance and return of assets through litigation.

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

Risks Related to Competition

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

Competition for talent is intense, especially for brokers with experience in the specialized businesses in which we participate or we may seek to enter. If we are unable to hire or retain highly qualified professionals, including retaining those employed by businesses we acquire in the future, we may not be able to enter new brokerage markets or develop new products or services. If we lose one or more of our brokers in a particular market in which we participate, our revenues may decrease, and we may lose market share.

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

The financial services industry is intensely competitive and is expected to remain so. We primarily compete with three major, diversified inter-dealer brokers and financial intermediaries. These include CME, TP ICAP and Compagnie Financiere Tradition (which is majority owned by Viel & Cie) (“Tradition”), TP ICAP and Tradition are currently publicly traded companies. Other inter-dealer broker and financial intermediary competitors include a number of smaller, privately held firms that tend to specialize in specific products and services or geographic areas.

We also compete with companies that provide alternative products and services, such as contracts traded on futures exchanges, and trading processes, such as the direct dealer-to-dealer market for government securities and stock exchange markets for corporate equities, debt and other securities. We increasingly compete, directly or indirectly, with exchanges for the execution of trades in certain products, mainly in derivatives such as futures, swaps, options, and options on futures. Certain exchanges have made and will likely continue to make attempts to move certain OTC-traded products to exchange-based execution, or to create listed derivatives products that mimic the qualities of similar OTC-traded products. We also compete with consortia, which are created or funded from time to time by banks, broker-dealers and other companies involved in financial services to compete in various markets with exchanges and inter-dealer brokers. We may compete in OTC-traded products with platforms, such as those owned by MarketAxess Holdings Inc. and Tradeweb Markets, in fixed income products or various OTC FX platforms owned by exchanges such as CBOE and Deutsche Börse. In addition, financial data and information firms such as Refinitiv and Bloomberg L.P. operate trading platforms for both OTC and listed products and may attempt to compete with us for trade execution in the future.

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

Risks Related to Our International Operations

We are generally subject to various risks inherent in doing business in the international financial markets, in addition to those unique to the regulated brokerage industry, and any failure to identify and manage those risks could materially adversely affect our businesses, financial condition, results of operations and prospects.

We currently provide products and services to customers in many foreign countries, and we may seek to further expand our operations into additional jurisdictions. On a consolidated basis, revenues from foreign countries were approximately $1.5 billion, or approximately 75% of total revenues for the year ended December 31, 2020. In many countries, the laws and rules and regulations applicable to the financial services industry are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local regulations in every jurisdiction. Our inability to remain in compliance with local laws and rules and regulations in a particular foreign jurisdiction could have a significant and negative effect not only on our businesses in that market but also on our reputation generally. If we are unable to manage any of these risks effectively, our businesses, financial condition, results of operations and prospects could be adversely affected.

There are also certain additional political, economic, legal, operational, and other risks inherent in doing business in international financial markets, particularly in the regulated financial services industry. These risks include:

•	less developed automation in exchanges, depositories and national clearing systems;
•	additional or unexpected changes in regulatory requirements, capital requirements, tariffs and other trade barriers;
•	the impact of the laws, rules and regulations of foreign governmental and regulatory authorities of each country in which we conduct business, including initiatives such as Brexit;
•	possible nationalization, expropriation and regulatory, political and price controls;
•	difficulties in staffing and managing international operations;
•	capital controls, exchange controls and other restrictive governmental actions;
•	failure to develop effective compliance and reporting systems, which could result in regulatory penalties in the applicable jurisdiction;
•	fluctuations in currency exchange rates;
•	reduced protections for intellectual property rights;
•	adverse labor and employment laws, including those related to compensation, tax, health insurance and benefits, and social security;
•	outbreak of hostilities or mass demonstrations, pandemics, etc.; and
•	potentially adverse tax consequences arising from compliance with foreign laws, rules, and regulations to which our international businesses are subject and the repatriation of overseas earnings.

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

As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity problems, losses, or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which we transact on a regular basis, and therefore could adversely affect us. Similarly, our vendors, including insurance companies and other providers, are subject to normal business risks as well as risks related to changes in U.S. and international economic and market conditions. Failure of any of these vendor institutions could also materially, adversely affect us.

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

We have adopted policies and procedures to identify, monitor and manage credit and market risks, in both agency and principal transactions, leveraging risk reporting and control procedures and by monitoring credit standards applicable to our customers and counterparties. These policies and procedures, however, may not be fully effective, particularly against fraud, unauthorized trading, and similar incidents. Some of these risk management methods depend upon the evaluation of information regarding markets, customers, counterparties, or other matters that are publicly available or otherwise accessible by us. That information may not, in all cases, be accurate, complete, up-to-date, or properly evaluated. If our policies and procedures are not fully effective or we are not always successful in monitoring or evaluating the risks to which we are, or may be, exposed, our businesses, financial condition, results of operations and prospects could be materially adversely affected. In addition, our insurance policies do not provide coverage for these risks.

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

In agency transactions, we charge a commission for connecting buyers and sellers and assisting in the negotiation of the price and other material terms of the transaction. After all material terms of a transaction are agreed upon, we identify the buyer and seller to each other and leave them to settle the trade directly. We are exposed to credit risk for commissions, as we bill customers for our agency brokerage services. Our customers may default on their obligations to us due to disputes, bankruptcy, lack of liquidity, operational failure, or other reasons. Any losses arising from such defaults could materially adversely affect our businesses, financial condition, results of operations and prospects.

In emerging market countries, we primarily conduct our businesses on an agency and matched principal basis, where the risk of counterparty default, inconvertibility events and sovereign default is greater than in more developed countries.

We enter transactions in cash and derivative instruments primarily on an agency and matched principal basis with counterparties domiciled in countries in Latin America, Eastern Europe and Asia. Transactions with these counterparties are generally in instruments or contracts of sovereign or corporate issuers located in the same country as the counterparty. This exposes us to a higher degree of sovereign or convertibility risk than in more developed countries. In addition, these risks may entail correlated risks. A correlated risk arises when the counterparty’s inability to meet its obligations also corresponds to a decline in the value of the instrument traded. In the case of a sovereign convertibility event or outright default, the counterparty to the trade may be unable to pay or transfer payment of an instrument purchased out of the country when the value of the instrument has declined due to the default or convertibility event. The global financial crisis of recent years has heightened the risk of sovereign or convertibility events in emerging markets similar to the events that occurred in previous financial downturns. Our risk management function monitors the creditworthiness of emerging countries and counterparties on an ongoing basis and, when the risk of inconvertibility or sovereign default is deemed to be too great, correlated transactions or all transactions may be restricted or suspended. However, there can be no assurance that these procedures will be effective in controlling these risks.

Concentration and Market Risk

The rates business is our largest product category, and we could be significantly affected by any downturn in the rates product market.

We offer our brokerage services in six broad product categories: rates, credit, FX, energy and commodities, insurance, and equity derivatives and cash equities. Our brokerage revenues are strongest in our rates products, which accounted for approximately 28.3% of our total brokerage revenues on a consolidated basis for the year ended December 31, 2020. While we focus on expanding and have successfully diversified our product offerings, we may currently be exposed to any adverse change or condition affecting the rates product market. Accordingly, the concentration of our brokerage businesses on rates products subjects our results to a greater market risk than if we had more diversified product offerings.

Due to our current customer concentration, a loss of one or more of our significant customers could materially harm our businesses, financial condition, results of operations and prospects.

For the year ended December 31, 2020, on a consolidated basis, our top ten customers, collectively, accounted for approximately 27.8% of our total revenues. We have limited long-term contracts with certain of these customers. If we were to lose one or more of these significant customers for any reason, including as a result of further consolidation and concentration in the financial services industry, and not be compensated for such loss by doing additional business with other customers or by adding new customers, our revenues would decline significantly and our businesses, financial condition, results of operations and prospects would materially suffer.

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

Certain categories of trades settle for clearing purposes with CF&Co, one of our affiliates. CF&Co is a member of FINRA and the FICC, a subsidiary of the Depository Trust & Clearing Corporation. In addition, certain affiliated entities are subject to regulation by the CFTC, including CF&Co and BGC Financial. In certain products we, CF&Co, BGC Financial and other affiliates act in a matched principal or principal capacity in markets by posting and/or acting upon quotes for our account. Such activity is intended, among other things, to assist us, CF&Co, and other affiliates in managing proprietary positions (including, but not limited to, those established as a result of combination trades and errors), facilitating transactions, framing markets, adding liquidity, increasing commissions and attracting order flow.

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

Risks Related to Our Corporate Structure

Because our voting control is concentrated among the holders of our Class B common stock, the market price of our Class A common stock may be materially adversely affected by its disparate voting rights.

As of February 25, 2021, Cantor (including CFGM) beneficially owned all of the outstanding shares of our Class B common stock, representing approximately 58.6% of our total voting power. In addition, Cantor has the right to exchange exchangeable partnership interests in BGC Holdings into additional shares of our Class B common stock, and pursuant to an exchange agreement with us, Cantor has the right to exchange shares of our Class A common stock for additional shares of our Class B common stock.

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

We continue to explore a possible conversion into a simpler corporate structure, weighing any significant change in taxation policy. In particular, the Company is awaiting insight into future U.S. Federal tax policies, which remain uncertain after the results of the U.S. elections. Should the Company decide to move forward with a corporate conversion it will work with regulators, lenders, and rating agencies, and BGC’s board and committees will review potential transaction arrangements.

Any such restructuring is subject to various risks and uncertainties. There can be no assurance as to whether management will make a proposal or whether the Board will accept management’s proposal, whether the restructuring will be completed in accordance with the expected timeline or whether it will achieve its anticipated benefits. Other factors such as changes in legal, tax, regulatory, political or other regimes could impact the potential transaction. If such transaction is completed, there can be no assurance that (i) our brokers and other employees, the rating agencies, our lenders, our bondholders, our investors, our counterparties, our clients, or others will view our new structure favorably, (ii) that the new structure will have the expected retentive effect on said employees or (iii) it will have the expected impact on our GAAP or non-GAAP results, cash position, cash or non-cash accounting charges, or other factors. Furthermore, the restructuring will involve significant time, expense and management attention. Any of these factors or others could negatively affect our businesses, financial condition, results of operations and prospects.

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

BGC’s 2021 capital allocation priorities are to return capital to stockholders and to continue investing in its high growth Fenics businesses. BGC plans to prioritize share and unit repurchases over dividends and distributions. The Company plans to reassess its current dividend and distribution with an aim to nominally increase it toward the end of the year.

Traditionally, our dividend policy provides that we expect to pay a quarterly cash dividend to our common stockholders based on our post-tax Adjusted Earnings per fully diluted share. Please see below for a detailed definition of post-tax Adjusted Earnings per fully diluted share. Beginning in the first quarter of 2020, and for all of the quarterly periods in 2020, the Board reduced the quarterly dividend to $0.01 per share out of an abundance of caution in order to strengthen the Company’s balance sheet as the global capital markets faced difficult and unprecedented macroeconomic conditions related to the global pandemic. Additionally, during 2020, BGC Holdings, L.P. reduced its distributions to or on behalf of its partners. BGC plans to reassess its current dividend and distribution with an aim to nominally increase it toward the end of the year. BGC believes that these steps will allow the Company to maintain its financial strength.

Any dividends, if and when declared by our Board, will be paid on a quarterly basis. The dividend to our common stockholders is expected to be calculated based on post-tax Adjusted Earnings allocated to us and generated over the fiscal quarter ending prior to the record date for the dividend. No assurance can be made, however, that a dividend will be paid each quarter. The declaration, payment, timing, and amount of any future dividends payable by us will be at the sole discretion of our Board. With respect to any distributions which are declared, amounts paid to or on behalf of partners will at least cover their related tax payments. Whether any given post-tax amount is equivalent to the amount received by a stockholder also on an after tax basis depends upon stockholders’ and partners’ domiciles and tax status.

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

Our Board and our Audit Committee have authorized repurchases of shares of BGC Class A common stock and purchases of BGC Holdings limited partnership interests or other equity interests in us or in subsidiaries, from Cantor, our executive officers, other employees, partners and others. On August 1, 2018, our Board renewed and increased the authorization to $300 million. As of December 31, 2020, we had approximately $249.9 million remaining under this authorization and may continue to actively make repurchases or purchases, or cease to make such repurchases or purchases, from time to time. In addition, from time to time, we may reinvest all or a portion of the distributions we receive from BGC U.S. OpCo and BGC Global OpCo in our businesses. Accordingly, there can be no assurance that future dividends will be paid or that dividend amounts will be maintained or that repurchases and purchases will be made at current or future levels.

Reductions in our quarterly cash dividend and corresponding reductions in distributions by BGC Holdings to its partners may reduce the value of our common stock and the attractiveness of our equity-based compensation and limit the ability of our partners to repay employee loans.

Our Board has authorized a dividend policy which provides that we expect to pay a quarterly cash dividend to our common stockholders based on our post-tax Adjusted Earnings per fully diluted share. On February 23, 2021, our Board declared a quarterly qualified cash dividend of $0.01 per share to Class A and Class B common stockholders of record as of March 16, 2021. Our Board took the step in the first quarter of 2020 of reducing the quarterly dividend from the previous $0.10 per share in order to strengthen our balance sheet as the global capital markets face difficult and unprecedented macroeconomic conditions due to the COVID-19 pandemic. We cannot predict the duration of the current economic slowdown and its impact on our future quarterly dividend payments. Investors seeking a high short-term dividend yield may find our Class A common stock less attractive than securities of issuers continuing to pay larger dividends.

Our ability to pay dividends is dependent upon our available cash on hand and funds received from distributions, loans or other payments from BGC U.S. OpCo and BGC Global OpCo. The BGC OpCos intend to distribute to its limited partners, including us, on a pro rata and quarterly basis, cash in an amount that will be determined by BGC Holdings, their general partner, of which we are the general partner. The BGC OpCos’ ability, and in turn our ability, to make such distributions will depend upon the continuing profitability and strategic and operating needs of our business. We may not pay the same dividend to our shares as the distribution paid by the BGC OpCos to their limited partners.

Additionally, beginning with the first quarter of 2020 and for the foreseeable future, BGC Holdings has reduced its distributions to or on behalf of its partners. The distributions to or on behalf of partners will at least cover their related tax payments. Whether any given post-tax amount is equivalent to the amount received by a stockholder also on an after-tax depends upon stockholders’ and partners’ domiciles and tax status. Current or potential partners may find our equity-based compensation structure less attractive as a result. Moreover, we have entered into various agreements with certain partners, whereby these partners receive loans that may be either wholly or in part repaid from distributions that the partners receive on some or all of their limited partner units or may be forgiven over a period of time. The reduction in

BGC Holdings distributions may adversely affect the ability of such partners to repay such loans. The inability of partners to repay the loans may require us to forgive a greater portion of such loans, increasing our compensation expense.

We believe that these actions reinforce the Company’s ability to maintain financial flexibility during the pandemic and emerge from the crisis with market share gains, but we cannot assure you that such steps will prevent a decline in our financial condition. The Company plans to reassess its current dividend and distribution during year with an aim to nominally increase it from current levels. We may also repurchase shares of our common stock or purchase BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor or our executive officers, other employees, partners and others, or cease to make such repurchases or purchases, from time to time. In addition, from time to time, we may reinvest all or a portion of the distributions we receive in the BGC OpCos’ businesses. Accordingly, there can be no assurance that future dividends will be paid, that dividend amounts will be maintained or that repurchases or purchases will be made at current or future levels. See “Item 5-Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Dividend Policy.”

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

Risks Related to Our Partnership and Equity-Based Compensation Structure

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

Moreover, the service of officers or partners of Cantor as our executive officers and directors, and those persons’ ownership interests in and payments from Cantor and its affiliates, SPACs and similar investments or other entities, could create conflicts of interest when we and those directors or executive officers are faced with decisions that could have different implications for us and Cantor. Our ability to retain our key employees and the ability of certain key employees to devote adequate time and attention to us are critical to the success of our businesses, and failure to do so may adversely affect our businesses, financial condition, results of operations and prospects.

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

If any Cantor Company or any its representatives acquires knowledge of a potential transaction or matter that may be a corporate opportunity (as defined in our restated certificate of incorporation) for any such person, on the one hand, and us or any of our representatives, on the other hand, such person will have no duty to communicate or offer such corporate opportunity to us or any of our representatives, and will not be liable to us, any of our stockholders or any of our representatives for breach of any fiduciary duty by reason of the fact that they pursue or acquire such corporate opportunity for themselves, direct such corporate opportunity to another person or do not present such corporate opportunity us or any of our representatives, subject to the requirement described in the following sentence. If a third party presents a corporate opportunity to a person who is both our representative and a representative of a Cantor Company, expressly and solely in such person’s capacity as our representative, and such person acts in good faith in a manner consistent with the policy that such corporate opportunity belongs to us, then such person will be deemed to have fully satisfied and fulfilled any fiduciary duty that such person has to us as our representative with respect to such corporate opportunity, provided that any Cantor Company or any of its representatives may pursue such corporate opportunity if we decide not to pursue such corporate opportunity.

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

We are controlled by Cantor, which in turn controls its wholly owned subsidiary, CF&Co, which has acted in the past and may continue to act as our sales agent in our CEO program, including pursuant to the March 2018 Sales Agreement, and received fees in connection therewith. We may enter into similar agreements in the future. Pursuant to the March 2018 Sales Agreement, we may offer and sell up to $300 million of shares of our Class A common stock. Under the March 2018 Sales Agreement, we agree to pay CF&Co 2% of the gross proceeds from the sale of shares of our Class A common stock. For certain transactions during 2020, we paid CF&Co 1% of the gross proceeds from the sale of shares of our Class A common stock in our CEO program. As of December 31, 2020, we have issued and sold 17.6 million shares of BGC Class A common stock (or $210.8 million) under the March 2018 Sales Agreement.

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

Risks Related to Our Class A Common Stock

Purchasers, as well as existing stockholders, may experience significant dilution as a result of offerings of shares of our Class A common stock, which may occur from time to time through our CEO Program or otherwise, as well as other potential forms of employee share monetization, including issuance of shares to employees and partners which may be sold through broker transactions. Our management will have broad discretion as to the timing and amount of sales of our Class A common stock under the March 2018 Sales Agreement or in any other offering, as well as the application of the net proceeds of any such sales.

The March 2018 Sales Agreement with CF&Co currently remains in effect to assist us with partner and employee sales of shares of Class A common stock, which may occur from time to time, as well as other potential forms of employee share monetization including issuance of shares to employees and partners which may be sold through broker transactions. The March 2018 Sales Agreement provides for the issuance and sale of up to $300 million of shares of our Class A common stock of our Class A common stock from time to time on a delayed or continuous basis. As of December 31, 2020, we have issued and sold 17.6 million shares of BGC Class A common stock (or $210.8 million) under the March 2018 Sales Agreement. Upon the sale of the remaining amount available under the March 2018 Sales Agreement or at another time, we may enter into a new sales agreement with CF&Co.

We have an effective registration statement on Form S-4 filed on September 3, 2010 (the “2010 Form S-4 Registration Statement”), with respect to the offer and sale of up to 20 million shares of BGC Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of December 31, 2020, we have issued an aggregate of 14.2 million shares of BGC Class A common stock under the 2010 Form S-4 Registration Statement. Additionally, on

September 13, 2019, we filed a registration statement on Form S-4 (the “2019 Form S-4 Registration Statement”), with respect to the offer and sale of up to 20 million shares of BGC Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of December 31, 2020, we have not issued any shares of BGC Class A common stock under the 2019 Form S-4 Registration Statement. We also have an effective shelf Registration Statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of BGC Class A common stock under the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan. As of December 31, 2020, we have issued 0.7 million shares of BGC Class A common stock under the Dividend Reinvestment and Stock Purchase Plan. We have filed a number of registration statements on Form S-8 pursuant to which we have registered the shares underlying our Equity Plan. As of December 31, 2020, there were 118.5 million shares remaining for sale under such registration statements.

Because the sales of shares of our Class A common stock under the March 2018 Sales Agreement have been made, and any other future sales of our Class A common stock may be made, in the markets at prevailing market prices or at prices related to such prevailing market prices, the prices at which these shares have been sold and may be sold in the future will vary, and these variations may be significant. Purchasers of these shares may suffer significant dilution if the price they pay is higher than the price paid by other purchasers of shares of our Class A common stock under the March 2018 Sales Agreement and any future offerings of shares of our Class A common stock.

Our management will have broad discretion as to the timing and amount of sales of our Class A common stock under the March 2018 Sales Agreement or in any other offering, as well as application of the net proceeds of any such sale. Accordingly, purchasers in any such offering will be relying on the judgment of our management with regard to the use of such net proceeds, and purchasers will not have the opportunity, as part of their investment decision, to assess whether the proceeds are being used appropriately. It is possible that the proceeds will be invested in a way that does not yield a favorable, or any, return for us and cause the price of our Class A common stock to decline.

We cannot predict the effect, if any, of future sales of our Class A common stock, or the availability of shares for future sales, on the market price of our Class A common stock. Sales of substantial amounts of our Class A common stock, or the perception that such sales could occur, could dilute existing holders of our Class A common stock and may adversely affect prevailing market prices for our Class A common stock.

In addition, the sale by us of any shares of our Class A common stock may decrease our existing Class A common stockholders’ proportionate ownership interest in us, reduce the amount of cash available per share for dividends payable on shares of our Class A common stock and diminish the relative voting strength of each previously outstanding share of our Class A common stock.

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

In the event that we make any such sales, we intend to use any net proceeds of the sale of shares of BGC Class A common stock from time to time under the March 2018 Sales Agreement, and may use the net proceeds from any future offerings, for general corporate purposes, which among other things, are expected to include repurchases of shares of our Class A common stock and purchases of BGC Holdings units or other equity interests in us or in our subsidiaries, from Cantor, our executive officers, other employees, partners, and others, and/or to replenish cash used to effect such repurchases and purchases. From January 1, 2020 to December 31, 2020, we repurchased an aggregate of 2 thousand shares of our Class A common stock at an aggregate purchase price of approximately $6 thousand, with a weighted-average repurchase price of $2.58 per share. During that period, we redeemed for cash an aggregate of 1.8 million limited partnership units at a weighted-average price of $3.03 per unit and an aggregate of 0.7 million founding/working partner units at a weighted-average price of $1.79 per unit. In the future, we may continue to repurchase shares of our Class A common stock and purchase partnership units from Cantor, our executive officers, other employees, partners, and others, and these repurchases and purchases may be significant.

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

See Note 22—“Commitments, Contingencies and Guarantees” to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K and the section under the heading “Derivative Suit” included in Part I, Item 7 of this Annual Report on Form 10-K, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of our legal proceedings, which are incorporated by reference herein.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is traded on the NASDAQ Global Select Market under the symbol “BGCP.” There is no public trading market for our Class B common stock, which is held by Cantor and CFGM.

As of February 25, 2021, there were 731 holders of record of our Class A common stock and two holders of record of our Class B common stock.

Capital Deployment Priorities, Dividend Policy and Repurchase and Redemption Program

BGC’s 2021 capital allocation priorities are to return capital to stockholders and to continue investing in its high growth Fenics businesses. BGC plans to prioritize share and unit repurchases over dividends and distributions. The Company plans to reassess its current dividend and distribution with an aim to nominally increase it toward the end of the year.

Traditionally, our dividend policy provides that we expect to pay a quarterly cash dividend to our common stockholders based on our post-tax Adjusted Earnings per fully diluted share. Please see below for a detailed definition of post-tax Adjusted Earnings per fully diluted share. Beginning in the first quarter of 2020, and for all of the quarterly periods in 2020, the Board reduced the quarterly dividend to $0.01 per share out of an abundance of caution in order to strengthen the Company’s balance sheet as the global capital markets faced difficult and unprecedented macroeconomic conditions related to the global pandemic. Additionally, during 2020, BGC Holdings, L.P. reduced its distributions to or on behalf of its partners. We plan to continue dividends and distributions at or near current levels through the balance of 2021 and prioritize our other capital allocation priorities. BGC believes that these steps will allow the Company to maintain its financial strength.

Any dividends, if and when declared by our Board, will be paid on a quarterly basis. The dividend to our common stockholders is expected to be calculated based on post-tax Adjusted Earnings allocated to us and generated over the fiscal quarter ending prior to the record date for the dividend. No assurance can be made, however, that a dividend will be paid each quarter. The declaration, payment, timing, and amount of any future dividends payable by us will be at the sole discretion of our Board. With respect to any distributions which are declared, amounts paid to or on behalf of partners will at least cover their related tax payments. Whether any given post-tax amount is equivalent to the amount received by a stockholder also on an after tax basis depends upon stockholders’ and partners’ domiciles and tax status.

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

Stock and Unit Repurchase and Redemption Program and 2020 Activity

Our Board of Directors and our Audit Committee have authorized repurchases of our Class A common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners and others, including Cantor employees and partners. On August 1, 2018, our Board of Directors and Audit Committee renewed and increased the authorized repurchases of stock or units, including from Cantor employees and partners to $300 million. As of December 31, 2020, we had approximately $249.9 million remaining under this authorization and may continue to actively make repurchases or purchases, or cease to make such repurchases or purchases, from time to time.

During the year ended December 31, 2020, we repurchased 2,259 shares of our Class A common stock at an aggregate price of $5.8 thousand for a weighted-average price of $2.58 per share. During the year ended December 31, 2020, we redeemed 2,538,629 limited partnership interests at an aggregate price of $6.8 million for a weighted-average price of $2.67 per unit.

We did not repurchase any shares of our Class A common stock during the fourth quarter of 2020. During the fourth quarter of 2020, we redeemed 719,591 limited partnership interests at an aggregate price of $1.3 million for a weighted-average price of $1.78 per unit.

Performance Graph

On November 30, 2018, all the shares of Newmark Group, Inc. (NASDAQ: NMRK) (“Newmark”) held by BGC Partners, Inc. (NASDAQ: BGCP) (“BGC Partners” or “BGC” or the “Company”) were distributed to stockholders of the Company (the “Spin-Off” or “Distribution”). The Spin-Off included the shares of Newmark Class A and Class B common stock owned by BGC, as well as the shares of Newmark common stock into which the limited partnership units of Newmark Holdings, L.P. and Newmark Partners, L.P. owned by BGC were exchanged prior to and in connection with the Spin-Off. Based on the number of shares of BGC common stock outstanding on the

Record Date, BGC’s stockholders as of the Record Date received 0.463895 of a share of Newmark Class A common stock for each share of BGC Class A common stock held as of the Record Date, and 0.463895 of a share of Newmark Class B common stock for each share of BGC Class B common stock held as of the Record Date (the “Distribution Ratio”). No fractional shares of Newmark common stock were distributed in the Spin-Off. Instead, BGC stockholders received cash in lieu of any fraction of a share of Newmark common stock that they otherwise would have received in the Spin-Off. For more information, see the press release titled “BGC Partners Announces Completion of Spin-Off of Newmark” dated November 30, 2018, and the related filing on Form 8-K filed before market open on December 6, 2018.

Following the Spin-Off, all historical prices for BGCP were restated using an adjustment factor based on the closing prices of BGCP and NMRKV on November 18, 2018, with NMRKV being the when-issued market for the additional shares of Newmark Group, Inc. Class A common stock that traded on Nasdaq from November 20, 2018 until November 30, 2018. This formula for calculating the adjustment factor was 1 – (NMRKV Price on 11/30 times the final Distribution Ratio)/(BGCP closing price on 11/30). All historical BGCP prices have been multiplied by this factor to determine their adjusted historical prices as if BGC had owned only its former Financial Services segment during the entire 5-year period covered by the BGCP performance graph.

The performance graph below shows a comparison of the cumulative total stockholder return, on a net dividend reinvestment basis (other than the dividend that effected the Spin-Off), of $100 invested in shares of the Company (identified as “BGC Partners, Inc.”), and the effects of the restatement of historical prices on December 31, 2015, measured on December 31, 2016, December 31, 2017, December 31, 2018, December 31, 2019, and December 31, 2020. The Peer Group consists of Compagnie Financière Tradition SA and TP ICAP plc. In December 2016, Tullett Prebon plc acquired ICAP plc’s global hybrid voice broking and information businesses and became TP ICAP plc. The stock performance of TP ICAP plc before December 29, 2016 reflects the performance of Tullett Prebon plc. The returns of the Peer Group have been weighted at the beginning of the period according to their U.S. dollar stock market capitalizations for purposes of arriving at a Peer Group average.

The performance graph below also shows a hypothetical situation in which BGCP stockholders re-invested the proceeds they received from the NMRK Spin-Off into BGCP on 11/30/2018, the date of the Spin-Off (identified as “BGC Partners, Inc. Scenario 1”). In Scenario 1, Zacks Investment Research, Inc. applied a special dividend of $3.89676 on 12/3/2018 to account for the NMRK shares being re-invested into BGCP, and assumed the reinvestment of dividends received on the BGCP shares purchased with the proceeds of the Spin-Off, to calculate this return. This was the approach followed by the Company in performance graphs in 2019 and will be the approach going forward.

Total returns are shown on a “net dividend” basis, which reflects tax effects on dividend reinvestments from companies operating under certain U.K. and European tax jurisdictions, according to local tax laws.

Note: The above chart reflects $100 invested on 12/31/15 in stock or index, including reinvestment of dividends.

A second scenario that is not depicted in the above chart represents a hypothetical situation in which BGCP stockholders held onto their shares of both BGCP and NMRK after the Spin-Off and re-invested the dividends they received from both companies (“Scenario 2”). In other words, Scenario 2 assumes shareholders did not sell the shares of NMRK received for each share of BGCP at the time of the Spin-Off. In Scenario 2, the total return on $100 would have resulted in approximately $100 from 12/31/2015 - 12/31/2020.

In addition to the foregoing five-year returns, the 10-year total returns on $100 calculated using the same methodology described above are as follows:

•	The 10-year total return for BGC Partners, Inc. from 12/31/2010 through 12/31/2020 would have resulted in approximately $157.
•	The 10-year total return for BGC Partners, Inc. Scenario 1 would have resulted in approximately $162 from 12/31/2010 through 12/31/2020.
•	The 10-year total return for BGCP under Scenario 2 would have resulted in approximately $180 from 12/31/2010 through 12/31/2020.
•

In comparison, the 10-year total return for $100 invested in the Peer Group, Russell 2000, Russell 2000 Financial Services, and S&P 500 from 12/31/2010 through 12/31/2020 would have resulted in approximately in $101, $289, $254, and $367, respectively.

Note: Peer group indices use beginning of period market capitalization weighting. The above graph was prepared by Zacks Investment Research, Inc. and used with their permission, all rights reserved, Copyright 1980-2021. S&P 500 is Copyright © 2021 S&P Dow Jones Indices LLC, a division of S&P Global, all rights reserved. The second hypothetical scenario above was calculated by S&P Global.

Certain Definitions

We use non-GAAP financial measures that differ from the most directly comparable measures calculated and presented in accordance with GAAP. Non-GAAP financial measures used by the Company include “Adjusted Earnings before noncontrolling interests and taxes”, which is used interchangeably with “pre-tax Adjusted Earnings”; “Post-tax Adjusted Earnings to fully diluted shareholders”, which is used interchangeably with “post-tax Adjusted Earnings”; “Adjusted EBITDA”; and “Liquidity”. The definitions of these terms are below.

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

As compared with “Income (loss) from operations before income taxes” and “Net income (loss) for fully diluted shares”, both prepared in accordance with GAAP, Adjusted Earnings calculations primarily exclude certain non-cash items and other expenses that generally do not involve the receipt or outlay of cash by the Company and/or which do not dilute existing stockholders. In addition, Adjusted Earnings calculations exclude certain gains and charges that management believes do not best reflect the ordinary results of BGC. Adjusted Earnings is calculated by taking the most comparable GAAP measures and adjusting for certain items with respect to compensation expenses, non-compensation expenses, and other income, as discussed below.

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

BGC incurs income tax expenses based on the location, legal structure and jurisdictional taxing authorities of each of its subsidiaries. Certain of the Company’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in New York City. Any U.S. federal and state income tax liability or benefit related to the partnership income or loss, with the exception of UBT, rests with the unit holders rather than with the partnership entity. The Company’s consolidated financial statements include U.S. federal, state, and local income taxes on the Company’s allocable share of the U.S. results of operations. Outside of the U.S., BGC is expected to operate principally through subsidiary corporations subject to local income taxes. For these reasons, taxes for Adjusted Earnings are expected to be presented to show the tax provision the consolidated Company would expect to pay if 100 percent of earnings were taxed at global corporate rates.

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

The declaration, payment, timing, and amount of any future dividends payable by the Company will be at the discretion of its Board of Directors using the fully diluted share count. For more information on any share count adjustments, see the table titled “Fully Diluted Weighted-Average Share Count under GAAP and for Adjusted Earnings” in the Company’s most recent financial results press release.

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

For more information regarding Adjusted Earnings, see the section in the Company’s most recent financial results press release titled “Reconciliation of GAAP Income (Loss) from Operations before Income Taxes to Adjusted Earnings and GAAP Fully Diluted EPS to Post-Tax Adjusted EPS”, including the related footnotes, for details about how BGC’s non-GAAP results are reconciled to those under GAAP.

Adjusted EBITDA Defined

BGC also provides an additional non-GAAP financial performance measure, “Adjusted EBITDA”, which it defines as GAAP “Net income (loss) available to common stockholders”, adjusted to add back the following items:

*	Provision (benefit) for income taxes;
*	Net income (loss) attributable to noncontrolling interest in subsidiaries;
*	Interest expense;
*	Fixed asset depreciation and intangible asset amortization;
*	Equity-based compensation and allocations of net income to limited partnership units and FPUs;
*	Impairment of long-lived assets;
*	(Gains) losses on equity method investments; and
*	Certain other non-cash GAAP items, such as non-cash charges of amortized rents incurred by the Company for its new UK based headquarters.

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

For more information regarding Liquidity, see the section in the Company’s most recent financial results press release titled “Liquidity Analysis”, including any footnotes to the same, for details about how BGC’s non-GAAP results are reconciled to those under GAAP.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the last five years ended December 31, 2020. This selected consolidated financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the accompanying Notes thereto included elsewhere in this Annual Report on Form 10-K. Amounts in thousands, except per share data.

	Year Ended December 31,
	2020	2019 (1)	2018 (1) (2)	2017 (1) (2)	2016 (1) (2) (3) (4)
Consolidated Statements of Operations Data:
Revenues:
Commissions	$1,567,668	$1,645,818	$1,511,522	$1,340,608	$1,136,248
Principal transactions	351,633	321,923	313,053	317,856	326,682
Total brokerage revenues	1,919,301	1,967,741	1,824,575	1,658,464	1,462,930
Fees from related parties	25,754	29,442	24,076	27,094	24,200
Data, software and post-trade	81,920	73,166	65,185	54,557	54,309
Interest and dividend income	12,332	18,319	14,404	14,557	8,896
Other revenues	17,413	15,563	9,570	2,504	5,177
Total revenues	2,056,720	2,104,231	1,937,810	1,757,176	1,555,512
Expenses:
Compensation and employee benefits	1,131,650	1,125,911	1,004,793	947,764	856,708
Equity-based compensation and allocations of net income to limited partnership units and FPUs	183,545	170,625	200,057	233,241	155,057
Total compensation and employee benefits	1,315,195	1,296,536	1,204,850	1,181,005	1,011,765
Other expenses	670,617	738,678	619,066	602,994	520,692
Total expenses	1,985,812	2,035,214	1,823,916	1,783,999	1,532,457
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	394	18,421	—	561	7,044
Gains (losses) on equity method investments	5,023	4,115	7,377	4,627	3,543
Other income (loss)	1,580	30,511	50,645	25,863	84,078
Total other income (losses), net	6,997	53,047	58,022	31,051	94,665
Income (loss) from operations before income taxes	77,905	122,064	171,916	4,228	117,720
Provision (benefit) for income taxes	21,303	49,811	63,768	97,756	57,271
Consolidated net income (loss) from continuing operations	56,602	72,253	108,148	(93,528)	60,449
Consolidated net income (loss) from discontinued operations, net of tax	—	—	178,462	165,986	191,645
Consolidated net income (loss)	56,602	72,253	286,610	72,458	252,094
Less: Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries	7,694	24,691	31,293	33,449	69,356
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries	—	—	53,121	(6,681)	(1,189)
Net income (loss) available to common stockholders	$48,908	$47,562	$202,196	$45,690	$183,927
Per share data:
Basic earnings (loss) per share from continuing operations	$0.14	$0.14	$0.24	$(0.44)	$(0.03)
Fully diluted earnings (loss) per share from continuing operations	$0.13	$0.13	$0.24	$(0.44)	$(0.03)
Basic weighted-average shares of common stock outstanding	361,736	344,332	322,141	287,378	277,073
Fully diluted weighted-average shares of common stock outstanding	546,848	459,743	323,844	287,378	277,073
Dividends declared per share of common stock	$0.17	$0.56	$0.72	$0.70	$0.62
Dividends declared and paid per share of common stock	$0.17	$0.56	$0.72	$0.70	$0.62
Cash and cash equivalents	$593,646	$415,379	$336,535	$513,306	$468,986
Total assets	$3,949,300	$3,926,914	$3,437,366	$5,437,981	$5,048,930
Notes payable and other borrowings	$1,315,935	$1,142,687	$763,548	$575,029	$965,767
Total liabilities	$3,120,397	$3,178,308	$2,562,879	$4,263,696	$3,367,172
Total stockholders’ equity	$748,939	$674,647	$760,415	$626,662	$1,180,953

(1)

Prior years reflect revisions of our previously issued financial statements. See Note 4—“Prior Periods’ Financial Statement Revisions” in our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

(2)	Financial results have been retrospectively adjusted as a result of the Spin-Off to reflect Newmark through November 30, 2018 as discontinued operations for all periods presented.
(3)

Amounts include the gain related to the earn-out associated with the NASDAQ transaction. During the third quarter of 2017, the Company transferred the right to receive the Nasdaq earn-out payments to Newmark.

(4)	Financial results have been retrospectively adjusted to include the financial results of Lucera.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of BGC Partners’ financial condition and results of operations should be read together with BGC Partners Inc.’s consolidated financial statements and notes to those statements, as well as the cautionary statements relating to forward-looking statements included in this report. When used herein, the terms “BGC Partners,” “BGC,” the “Company,” “we,” “us” and “our” refer to BGC Partners, Inc., including consolidated subsidiaries.

This discussion summarizes the significant factors affecting our results of operations and financial condition as of and during the years ended December 31, 2020, 2019, and 2018. This discussion is provided to increase the understanding of, and should be read in conjunction with, our consolidated financial statements and the notes thereto included elsewhere in this report.

As described in both Note 4—“Prior Periods’ Financial Statement Revisions” and Note 5—“Quarterly Results of Operations (Unaudited)” in our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, we have revised previously issued financial statements to correct for immaterial revisions. Accordingly, this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the effects of the revisions as of and for the years ended December 31, 2019 and 2018, as well as the first three quarters of 2020 and all interim periods of 2019.

FORWARD-LOOKING CAUTIONARY STATEMENTS

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:

•

the impact of the COVID-19 pandemic, including possible successive waves or variants of the virus, on our operations, including the continued ability of our executives, employees, customers, clients, third-party service providers, exchanges and other facilities to perform their functions at normal levels and the availability of the requisite technology to execute trades in certain Fully Electronic offerings while working remotely;

•

macroeconomic and other challenges and uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, including the distribution of effective vaccines, public acceptance of the vaccines, and governmental and public reactions thereto, the U.S. and global economies, financial and insurance markets and consumer and corporate clients and customers, including economic activity, employment levels and market liquidity, as well as the various actions taken in response to the challenges and uncertainties by governments, central banks and others, including us;

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
•

economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including the impact of COVID-19 on the global markets, and related government stimulus packages, government “shelter-in-place” mandates and other restrictions on business and commercial activity and timing of reopening of world economies, uncertainty regarding the nature, timing and consequences of Brexit following the withdrawal process, including potential reduction in investment in the U.K., and the pursuit of trade, border control or other related policies by the U.S. and/or other countries (including U.S.- China trade relations), political and labor unrest in France, Hong Kong, China, and other jurisdictions, conflict in the Middle East, the impact of U.S. government shutdowns, elections, political unrest or stalemates  in response to governmental mandates and other restrictions related to COVID-19 in the U.S. or abroad, risks of illness of the U.S. President and other governmental officials, and the impact of terrorist acts, acts of war or other violence or political unrest, as well as natural disasters or weather-related or similar events, including hurricanes as well as power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services and the impacts of pandemics and other international health emergencies, including COVID-19;

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

•	the effect on our businesses of any extraordinary transactions, including the possible restructuring of our partnership into a corporate structure, including potential dilution and other impacts;
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

•

the impact of any restructuring or similar transactions on our ability to enter into marketing and strategic alliances and business combinations or other transactions in the financial services and other industries, including acquisitions, tender offers, dispositions, reorganizations, partnering opportunities and joint ventures, the failure to realize the anticipated benefits of any such transactions, relationships or growth and the future impact of any such transactions, relationships or growth on our other businesses and our financial results for current or future periods, the integration of any completed acquisitions and the use of proceeds of any completed dispositions, and the value of and any hedging entered into in connection with consideration received or to be received in connection with such dispositions and any transfers thereof;

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
•

our ability to remediate our material weakness in our internal controls and our ability to identify and remediate any other material weaknesses or significant deficiencies in our internal controls which could affect our ability to properly maintain books and records, prepare financial statements and reports in a timely manner, control our policies, practices and procedures, operations and assets, assess and manage our operational, regulatory and financial risks, and integrate our acquired businesses and brokers, salespeople, managers and other professionals;

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

Through brands including BGC®, GFI®, Sunrise Brokers™, Besso™, Ed® Broking, Poten & Partners®, RP Martin™, CORANT™, and CORANT GLOBAL™, among others, our businesses specialize in the brokerage of a broad range of products, including fixed income such as government bonds, corporate bonds, and other debt instruments, as well as related interest rate derivatives and credit derivatives. We also broker products across FX, equity derivatives and cash equities, energy and commodities, shipping, insurance, and futures and options. Our businesses also provide a wide variety of services, including trade execution, brokerage services, clearing, compression and other post-trade services, information, and other back-office services to a broad assortment of financial and non-financial institutions.

Our integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use Voice, Hybrid, or in many markets, Fully Electronic brokerage services in connection with transactions executed either OTC or through an exchange. Through our Fenics® group of electronic brands, we offer a number of market infrastructure and connectivity services, Fully Electronic marketplaces, and the Fully Electronic brokerage of certain products that also may trade via Voice and Hybrid execution. The full suite of Fenics® offerings include Fully Electronic brokerage, market data and related information services, trade compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions. Fenics® brands operate under the names Fenics®, BGC Trader™, CreditMatch®, Fenics Market Data™, BGC Market Data™, kACE2®, EMBonds®, Capitalab®, Swaptioniser®, CBID® and Lucera®. We previously offered real estate services through our publicly traded subsidiary, Newmark (NASDAQ: NMRK). On November 30, 2018, we completed the Spin-Off of Newmark (see “Newmark Spin-Off” for more information).

BGC, BGC Partners, BGC Trader, GFI, GFI Ginga, CreditMatch, Fenics, Fenics.com, Sunrise Brokers, Corant, Corant Global, Besso, Ed Broking, Poten & Partners, RP Martin, kACE2, EMBonds, Capitalab, Swaptioniser, CBID, Aqua and Lucera are trademarks/service marks, and/or registered trademarks/service marks of BGC Partners, Inc. and/or its affiliates.

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

As of December 31, 2020, we had over 2,822 brokers, salespeople, managers and other front-office personnel across our businesses.

Newmark Spin-Off

On November 30, 2018, we completed the Spin-Off of the shares of Newmark Class A and Class B common stock held by us to our stockholders as of the close of business on the Record Date through a special pro-rata stock dividend pursuant to which shares of Newmark Class A common stock held by BGC were distributed to holders of BGC Class A common stock and shares of Newmark Class B common stock held by BGC were distributed to holders of BGC Class B common stock (which holders of BGC Class B common stock were Cantor and CFGM). Following the Spin-Off, BGC no longer holds any interest in Newmark.

For more information about the Newmark Spin-Off, see Note 1—“Organization and Basis of Presentation” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Fully Electronic (Fenics) and Hybrid Execution

For the purposes of this document and subsequent SEC filings, all of our Fully Electronic businesses are referred to as Fenics. The Fenics business includes our group of electronic brands offering a number of Fully Electronic marketplaces, market infrastructure and connectivity services, and the Fully Electronic brokerage of certain products that also may trade via Voice and Hybrid execution. In addition, our Fenics offerings include market data and related information services, trade compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions.

Historically, technology-based product growth has led to higher margins and greater profits over time for exchanges and wholesale financial intermediaries alike, even if overall Company revenues remain consistent. This is largely because automated and electronic trading efficiency allows the same number of employees to manage a greater volume of trades as the marginal cost of incremental trading activity falls. Over time, the conversion of exchange-traded and OTC markets to Fully Electronic trading has also typically led to an increase in volumes which offset lower commissions, and thus often to similar or higher overall revenues. We have been a pioneer in creating and encouraging Hybrid and Fully Electronic execution, and we continually work with our customers to expand such trading across more asset classes and geographies.

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

The combination of wider adoption of Hybrid and Fully Electronic execution and our competitive advantage in terms of technology and experience has contributed to our strong growth in electronically traded products. We continue to invest in Hybrid and Fully Electronic technology broadly across our product categories, not only expanding existing product offerings, but also launching new platforms with market leading protocols and functionality, which we believe will be game changing in the sector. Fenics has exhibited strong growth over the past several years, and we believe that this growth has outpaced the wholesale brokerage industry as a whole. We expect this trend to accelerate as we convert more of our Voice and Hybrid execution into Fully Electronic execution across our Fenics platforms and introduce new standalone Fully Electronic trading platforms.

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

We have continued to invest in our newer Fenics stand-alone Fully Electronic offerings, which currently include:

•

Fenics GO, our electronic trading platform, which provides live, real-time and tradeable two-way electronic liquidity for exchange-listed futures and options, such as Eurex Euro Stoxx 50 Index Options, Euro Stoxx Banks Index Options, which launched in August 2020, Nikkei 225 Index Options, Hang Seng Composite Index Options, which launched in December 2020, and related Delta One strategies. In July of this year, Fenics GO added Susquehanna International Securities (SIG), which joined DRW, Lighthouse, Citadel Securities, IMC, Maven Securities, and Optiver as electronic liquidity providers. Our Fenics GO fully electronic options trading platform has increased its volumes by over 600% in the fourth quarter of 2020 from a year ago. Strong performance across its index options offering, and recent launches of additional European and Asian index products drove volumes and market share higher during 2020. Fenics GO is the only anonymous multilateral electronic platform for block-sized listed equity index options, giving it a unique advantage in helping clients satisfy their best execution requirements. In its short time since going live, we estimate that, as of December 31, 2020, Fenics GO commanded over 5% and 10% market share in Euro Stoxx 50 and Nikkei 225 front-month block-sized options, respectively. Fenics GO’s market share is based on estimated Euro Stoxx 50 and Nikkei 225 IDB block-sized transactions for “front-month” option volume, which refers to the nearest expiration date for an options contract (within 32 days of expiration);

•

Fenics UST, which generated notional volume growth of more than 66% for year ended December 31, 2020 and increased its CLOB market share by 600 basis points and is now the second largest CLOB platform for U.S. Treasuries. This compares with an increase of 3% for overall primary dealer U.S. Treasury volumes. Primary dealer volumes are based on data from the Securities Industry and Financial Markets Association.  Over 70% of all trades in the fourth quarter were transacted at prices only offered on the Fenics UST platform, providing a tremendous competitive advantage. CLOB market share is based on BGC’s estimates and data from Greenwich Associates for the U.S. Treasury volumes of Fenics UST, CME BrokerTec, Nasdaq Fixed Income, and Tradeweb’s Dealerweb platform. Including these CLOB platforms as well as the volumes of platforms using other fully electronic U.S. Treasury trading protocols, Fenics UST increased its market share from 5.4% to 7.0% year-on-year in December 2020, per Greenwich Associates. Fenics UST is estimated to have saved our clients approximately $140 million from January 2019 through December 2020 by offering the tightest spreads in the market. As a result of our continued technological innovations and strong client support, we expect both volumes and market share to continue to outperform the overall market Additionally, Fenics UST optimized its commercial agreements going into 2021, which is expected to drive revenue growth. Advancing on its success in U.S. Treasuries, Fenics UST launched Treasury Bills at the end of the fourth quarter and is expected to introduce U.S. Repo products in the first quarter of 2021;

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

Collectively, our newer Fenics offerings, such as those listed above, are not yet fully up to scale, and are not yet generating significant revenues. Fenics brokerage revenue comprised 15.5% of overall financial brokerage revenue for the fourth quarter of 2020, representing its highest ever contribution. Additionally, revenue growth from Fenics standalone businesses, including Fenics UST, Fenics GO and Lucera, continued to significantly outpace the overall business. Over time, we expect these new products and services to become profitable, high-margin businesses as their scale and revenues increase, all else equal.

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

Net revenues in our Fully Electronic businesses across brokerage, data, software, and post-trade increased 12.0% to $81.9 million for the year ended December 31, 2020. Within our Fenics business, total revenues from our high-margin data, software, and post-trade business, which is predominately comprised of recurring revenue, were up 14.1% for the year ended December 31, 2020, primarily driven by Lucera’s LumeMarkets platform, their Connect platform winning new SaaS client contracts and the acquisition of Algomi. Fenics Market Data had solid growth in both the fourth quarter and full year 2020, signing a record number of new, multiyear contracts throughout the year. Going forward, we expect Fenics to become an even more valuable part of BGC as it continues to grow. We continue to analyze how to optimally configure our Voice/Hybrid and Fully Electronic businesses.

Possible Corporate Conversion

The Company continues to explore a possible conversion into a simpler corporate structure, weighing any significant change in taxation policy. In particular, the Company is awaiting insight into future U.S. Federal tax policies, which remain uncertain after the results of the U.S. elections. Should the Company decide to move forward with a corporate conversion it will work with regulators, lenders, and rating agencies, and BGC’s board and committees will review potential transaction arrangements.

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

Cost Reduction Program

The Company is continuing to examine how best to operate our business with the goal of reducing expenses. During the first quarter of 2020, we implemented a $35.0 million cost reduction program to reduce our compensation-related cost base and streamline our operations, which resulted in $33.5 million of U.S. GAAP compensation charges recorded under this program for the year-ended December 31, 2020. U.S. GAAP items recorded may include:

•	Certain severance charges incurred in connection with headcount reductions as part of a broad cost reduction program; and
•

Certain compensation and non-compensation-related charges incurred as part of a broad cost reduction program. Such U.S. GAAP items may include charges for exiting leases and/or other long-term contracts as part of cost-saving initiatives.

Financial Services Industry

The financial services industry has grown historically due to several factors. One factor was the increasing use of derivatives to manage risk or to take advantage of the anticipated direction of a market by allowing users to protect gains and/or guard against losses in the price of underlying assets without having to buy or sell the underlying assets. Derivatives are often used to mitigate the risks associated with interest rates, equity ownership, changes in the value of FX, credit defaults by corporate and sovereign debtors, and changes in the prices of commodity products. Over this same timeframe, demand from financial institutions, large corporations and other end-users of financial products have increased volumes in the wholesale derivatives market, thereby increasing the business opportunity for financial intermediaries.

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

Due largely to the impacts of the global financial crisis of 2008-2009, our businesses had faced more challenging market conditions from 2009 until the second half of 2016. Accommodative monetary policies were enacted by several major central banks, including the

Federal Reserve, Bank of England, Bank of Japan and the European Central Bank, in response to the global financial crises. These policies resulted in historically low levels of volatility and interest rates across many of the financial markets in which we operate. The global credit markets also faced structural issues, such as increased bank capital requirements under Basel III. Consequently, these factors contributed to lower trading volumes in our Rates and Credit asset classes across most geographies in which we operated.

From mid-2016 until the first quarter of 2020, the overall financial services industry benefited from sustained economic growth, lower unemployment rates in most major economies, higher consumer spending, the modification or repeal of certain U.S. regulations, and higher overall corporate profitability. In addition, the secular trend towards digitalization and electronification within the industry contributed to higher overall volumes and transaction count in Fully Electronic execution. From the second quarter of 2020 onward, concerns about the future trade relationship between the U.K. and the EU after Brexit, a slowdown in global growth driven by the outbreak of COVID-19, and an increase in trade protectionism are tempered by expectations of monetary and fiscal stimulus.

COVID-19

Impact of COVID-19 on Employees

As a global intermediary to financial markets, BGC has been considered an essential business in many of its various global locations where key employees are thus able to operate out of its primary offices around the world. We have nonetheless taken proactive measures intended to protect our employees and clients during this global pandemic. These policies and practices seek to protect the health, safety and welfare of our workforce while enabling employees to maintain a high level of performance. Certain of these items are summarized below:

•

We activated our Business Continuity Plan in the first quarter of 2020. While a majority of the front office personnel are working in a firm office currently, a majority of BGC staff members continue to work from home, or other remote locations and disaster recovery venues. In all cases, we have mandated appropriate social distancing measures.

•	We provide ongoing informational COVID-19 related messages and notices.
•	Where applicable, we are applying more frequent and vigorous cleaning and sanitation measures and providing personal protective equipment (PPE).
•	Internal and external meetings are generally conducted virtually or via phone calls.
•	Non-essential business travel, has been restricted since the beginning of March this year, particularly to areas most affected by the pandemic.
•	We have deferred and are continuing to defer corporate events and participation in industry conferences.
•	We are deploying clinical staff internally to support its employees and requiring self-quarantine.
•	Our medical plans have waived applicable member cost sharing for all diagnostic testing related to COVID-19.
•	We have reminded employees about our Employee Assistance Program and the ways it can assist them during this challenging time. There is a zero co-pay for Teladoc mental health visits.
•	We update employees on vaccination availability as it becomes available from state governmental agencies.
•	We provide paid leave in accordance with its policies and applicable COVID-19-related laws and regulations.

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

Impact of COVID-19 on the Company’s Results

Revenues

Voice/Hybrid and/or Fully Electronic Brokerage

Our revenues were adversely impacted for the year ended December 31, 2020 as a result of COVID-19 and its impact on the macroeconomic environment, including interest rates, FX, and oil prices. This resulted in lower year-on-year secondary trading volumes across rates and certain FX products, which impacted our Rates and FX businesses. In addition, BGC and our clients faced continued dislocations due to COVID-19.

For the year ended December 31, 2020, Fenics net revenues increased 14.1% driven by double-digit growth in electronic brokerage and data, software, and post-trade. Our Insurance brokerage business benefitted from favorable pricing trends and improved productivity from previously hired brokers and salespeople.

Certain key items are summarized below:

•	Revenues across Rates, Credit, FX, Equity derivatives and cash equities, Energy and commodities are generally correlated with corresponding industry volumes.
•	The elevated levels of government and corporate debt issuance are expected to benefit BGC’s Rates and Credit businesses in the long-term.
•	Conversely, additional quantitative easing measures taken by central banks around the world have lowered and may continue to lower market volumes.
•

Responsive actions taken by Central Banks across the globe lowered interest rates and included restarting quantitative easing programs at levels not seen since the financial crisis. Uniformly low or negative interest rates and quantitative easing measures in many major economies have negatively impacted and may continue to negatively impact global rates and FX volumes.

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

Overall Fenics

•	BGC’s Fenics business continued to demonstrate strength and resilience, outperforming a challenging macro trading backdrop in the fourth quarter of 2020.
•	Fenics has benefited and is expected to continue to benefit from secular trend towards electronic execution and opportunities created by algorithmic trading and automation.
•

The dislocations caused by COVID-19 have resulted in an even greater demand for the Company’s electronic execution. We believe that the driver of this demand is the best-in-class market liquidity that only integrated global firms like BGC can provide.

•	This benefit may be tempered by temporary shifts by traders toward Voice execution in certain markets during periods of extreme market turbulence.
•

The pace of adoption of certain financial technology offerings may slow in the short-term due to physical dislocations experienced by BGC’s employees and clients as a result of the pandemic. Our medium-to longer-term overall strategy with respect to Fenics is not expected to be impacted.

•	BGC’s data, software, and post-trade businesses are predominantly comprised of recurring revenues.

Insurance Brokerage (Corant)

•	The insurance brokerage industry typically generates significant amounts of predictable revenues at specific times of the year as different categories of clients sign or renew policies.
•	Although certain clients may be facing financial hardship or dislocation due to the pandemic, the insurance brokerage industry has generally performed well during past economic downturns.
•	BGC expects certain insurance market participants to have an even greater demand for the types of policies it brokers.
•	Corant generated organic growth in the fourth quarter of 2020 as previously hired brokers and salespeople ramped up production and the business benefited from favorable pricing trends.

Expenses

BGC’s compensation expenses declined in the fourth quarter of 2020 primarily due to the impact of lower revenues on variable compensation, as well as our cost reduction program. BGC’s non-compensation expenses declined largely due to lower professional and consulting fees, and selling and promotion expenses, the latter of which tend to move in line with commission revenues. Selling and promotion expenses were significantly lower due to a continued focus on tighter cost management as well as the impact of the pandemic. BGC’s compensation expenses increased for the year ended December 31, 2020 primarily driven by an increase in equity award amortization. BGC’s non-compensation expenses declined largely due to lower selling and promotion expenses and other expenses. Selling and promotion expenses, which tend to move in line with commission revenues, were much lower due to a continued focus on tighter cost management as well as the COVID-19 pandemic significantly impacting travel and entertainment.

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

Capital and Liquidity

With the outbreak of COVID-19, we reduced our dividend and focused on strengthening our balance sheet. Effective with the first quarter of 2020 dividend, the Board took the step of reducing the quarterly dividend out of an abundance of caution in order to strengthen the Company’s balance sheet as the global capital markets face difficult and unprecedented macroeconomic conditions. On February 23, 2021, our Board declared a $0.01 dividend for the fourth quarter. Additionally, BGC Holdings reduced its distributions to or on behalf of its partners. The distributions to or on behalf of partners will at least cover their related tax payments. Whether any given post-tax amount is equivalent to the amount received by a stockholder also on an after-tax basis depends upon stockholders’ and partners’ domiciles and tax status. BGC believes that these steps will allow the Company to prioritize its financial strength. Our 2021 capital allocation priorities are to return capital to stockholders and to continue investing in our high growth Fenics businesses. Previously, we were deeply dividend-centric; going forward, we plan to prioritize share and unit repurchases over dividends and distributions. We plan to reassess our current dividend and distribution with an aim to nominally increase it toward the end of the year.

The balance sheet as of December 31, 2020 reflects the issuance of $300.0 million of the 4.375% Senior Notes, the $68.9 million net payoff of the Revolving Credit Agreement and the $44.0 million cash tender offer on the 5.125% Senior Notes, ordinary movements in working capital, cash paid with respect to annual employee bonuses, taxes, and our continued investment in stand-alone Fenics products and our insurance brokerage businesses. We continue to manage our business with a focus on its investment grade ratings.

Brexit

On June 23, 2016, the U.K. held a referendum regarding continued membership of the EU. The exit from the EU is commonly referred to as Brexit. On January 1, 2021, the UK formally left the EU and UK-EU trade became subject to a new agreement that was concluded in December of 2020. Financial services falls outside of the scope of this trade agreement. Instead, the relationship will largely be determined by a series of “equivalence decisions,” each of which would grant mutual market access for a limited subset of financial services where either party finds the other party has a regulatory regime that achieves similar outcomes to its own. It is currently unknown if or when equivalence decisions will be taken.

In light of ongoing uncertainties, market participants are still adjusting. The exact impact of Brexit on the U.K.-EU flow of financial services therefore remains unknown. This same uncertainty applies to the consequences for the economies of the U.K. and the EU member states as a result of the U.K.’s withdrawal from the EU.

We have implemented plans to ensure continuity of service in Europe and continue to have regulated entities in place in many of the major European markets. As part of our Brexit strategy, ownership of BGC Madrid, Copenhagen and Frankfurt & GFI Paris, Madrid and Dublin branches was transferred to Aurel BGC SAS (a French-based operation and therefore based in the EU) in July 2020, BGC’s Insurance division (Corant) has established new brokerage platforms in Cyprus and France and we have been generally increasing our footprint in the EU.

Regardless of these and other mitigating measures, our European headquarters and largest operations are in London, and market access risks and uncertainties have had and could continue to have a material adverse effect on our customers, counterparties, businesses, prospects, financial condition and results of operations. Furthermore, in the future the U.K. and EU’s regulation may diverge, which could disrupt and increase the costs of our operations, and result in a loss of existing levels of cross-border market access.

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

Rates volumes in particular are influenced by market volumes and, in certain instances, volatility. Historically low and negative interest rates across the globe have significantly reduced the overall trading appetite for rates products. As a result of central bank policies and actions, as well as continued expectations of low inflation rates, many sovereign bonds continue to trade at or close to negative yields, especially in real terms. Also weighing on yields and rates volumes are global central bank quantitative easing programs. The programs depress rates volumes because they entail central banks buying government securities or other securities in the open market in an effort to promote increased lending and liquidity and bring down long-term interest rates. When central banks hold these instruments, they tend not to trade or hedge, thus lowering rates volumes across cash and derivatives markets industry-wide. Following the market dislocation and ongoing pandemic, major central banks such as the U.S. Federal Reserve, ECB, Bank of Japan, Bank of England, and Swiss National Bank have restarted or may restart quantitative easing programs, and continue to maintain historically low interest rates, keep key short-term interest rates low, or a combination of both. The overall dollar value of balance sheets of the G-4 (the U.S., Eurozone, Japan, and U.K.) is expected to increase and remain high as a percentage of G-4 GDP over the medium-to-long-term.

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

For the year ended December 31, 2020, industry volumes were lower year-over-year across Rates, mixed across FX, and generally higher across Credit, Equity derivatives and cash equities, and Energy and commodities. BGC’s brokerage revenues, excluding Insurance, were down by 4.2% year-on-year. Below is an expanded discussion of the volume and growth drivers of our various brokerage product categories.

Rates Volumes and Volatility

Our Rates business is influenced by a number of factors, including global sovereign issuances, secondary trading and the hedging of these sovereign debt instruments. The amount of global sovereign debt outstanding remains high by historical standards, however the level of secondary trading and related hedging activity was lower during 2020. In addition, according to Bloomberg and the Federal Reserve Bank of New York, the average daily volume of various U.S. Treasuries, excluding Treasury bills, among primary dealers was 11% lower in 2020 as compared to a year earlier. Additionally, interest rate derivative volumes were down 5% and 22% at ICE and the CME, respectively, all according to company press releases. In comparison, our revenue from Fenics Fully Electronic Rates increased 20.6%, while our overall Rates revenues were down 8.5% as compared to a year earlier to $544.1 million.

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

FX Volumes and Volatility

Global FX volumes were generally mixed during 2020. Volumes for CME FX futures and options, Refinitiv (formerly the Financial & Risk business of Thomson Reuters) and CME EBS spot FX were up 1%, and down 4%, respectively. In comparison, our overall FX revenues decreased by 14.9% to $315.3 million.

Insurance Brokerage

Our overall Insurance brokerage business (Corant) includes Ed Broking and Besso, as well as our newly established aviation and space insurance brokerage business, whose producers are not yet generating meaningful revenue. Therefore, these newer insurance businesses are not yet up to scale. The pre-tax loss relating to Corant was $25.4 million and $17.8 million for the years ended December 31, 2020 and 2019, respectively. Corant posted record revenue for both the fourth quarter and full year 2020 as it continued to benefit from improved productivity from previously hired brokers and hardening pricing trends. Corant’s growth was also driven by new business lines including its aviation & aerospace business, Piiq Risk Partners, which won new key clients.

Equity derivatives and cash equities

Global equity volumes were higher during 2020. Research from Raymond James indicated that the average daily volumes of U.S. cash equities and U.S. options were up 56% and 52%, respectively, as compared to a year earlier, while average daily volume of European cash equities shares were up 5% (in notional value). Over the same timeframe, Eurex average daily volumes of equity derivatives were down 36% while Euronext equity derivative index volumes increased by 10%. BGC’s equity business primarily consists of equity derivatives, which is why we have renamed this revenue line-item: Equity derivatives and cash equities. Our overall revenues from Equity derivatives and cash equities increased by 1.3% to $254.7 million.

Credit Volumes

The cash portion of our Credit business is impacted by the level of global corporate bond issuance, while both the cash and credit derivatives parts of our business is impacted by corporate issuance. Global credit derivative market turnover has declined over the last few years due to the introduction of rules and regulations around the clearing of credit derivatives in the U.S. and elsewhere, along with non-uniform regulation across different geographies. In addition, many of our large bank customers continue to reduce their inventory of bonds and other credit products in order to comply with Basel III and other international financial regulations. During 2020, primary dealer average daily volume for corporate bonds (excluding commercial paper) was up by 21% according to Bloomberg and the Federal Reserve Bank of New York. Total notional traded credit derivatives as reported by the International Swaps and Derivatives Association — a reflection of the OTC derivatives market — were up by 15%, from a year earlier. In comparison, our overall Credit revenues increased by 7.6% to $329.9 million.

Energy and Commodities

Energy and commodities volumes were generally higher during 2020 compared with the year earlier. CME and ICE energy futures and options volumes were up 1% and 15%, respectively, in 2020 compared to the previous year. In comparison, BGC’s Energy and commodities revenues increased by 1.4% to $292.6 million.

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

We offer our brokerage services in seven broad product categories: Rates, FX, Credit, Energy & commodities, Insurance, Equity derivatives and cash equities classes. The chart below details brokerage revenues by product category and by Voice/Hybrid versus Fully Electronic (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Brokerage revenue by product:
Rates	$544,094	$594,884	$549,825
Credit	329,904	306,713	292,171
FX	315,253	370,318	396,256
Energy and commodities	292,641	288,697	229,121
Equity derivatives and cash equities	254,702	251,339	288,265
Insurance	182,707	155,790	68,937
Total brokerage revenues	$1,919,301	$1,967,741	$1,824,575
Brokerage revenue by product (percentage):
Rates	28.3%	30.2%	30.1%
Credit	17.2	15.6	16.0
FX	16.4	18.8	21.7
Energy and commodities	15.2	14.7	12.6
Equity derivatives and cash equities	13.4	12.8	15.8
Insurance	9.5	7.9	3.8
Total brokerage revenues	100.0%	100.0%	100.0%
Brokerage revenue by type:
Voice/Hybrid	$1,684,380	$1,763,114	$1,628,653
Fully Electronic	234,921	204,627	195,922
Total brokerage revenues	$1,919,301	$1,967,741	$1,824,575
Brokerage revenue by type (percentage):
Voice/Hybrid	87.8%	89.6%	89.3%
Fully Electronic	12.2	10.4	10.7
Total brokerage revenues	100.0%	100.0%	100.0%

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

Insurance

We provide wholesale insurance and reinsurance broking solutions and underwriting services across the global marketplace, operating through the brands Ed Broking, Besso, Piiq Risk Partners and Junge, as well as the group’s managing general agents Cooper Gay, Globe Underwriting and Epsilon. Subject to regulatory consent, Corant will become the holding company for all insurance interests of BGC, comprising the brands referenced above.

Equity Derivatives and Cash Equities

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

In addition, we also enter into deferred compensation agreements with employees providing services to us. The costs associated with such plans are generally amortized over the period in which they vest. See Note 21—“Compensation” to our consolidated financial statements.

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

We have invested significantly through acquisitions and the hiring of new brokers, salespeople, managers and other front-office personnel. The business climate for these acquisitions has been competitive, and it is expected that these conditions will persist for the foreseeable future. We have been able to attract businesses and brokers, salespeople, managers and other front-office personnel to our platform as we believe they recognize that we have the scale, technology, experience and expertise to succeed.

We have made significant investments in our Insurance brokerage business (Corant), including meaningful increases in front-office employees. Our average revenue per front-office employee has historically declined year-over-year for the period immediately following significant headcount increases, and the additional brokers and salespeople generally achieve significantly higher productivity levels in their second or third year with the Company. Excluding Corant, as of December 31, 2020, our front-office headcount was 2,297 brokers, salespeople, managers and other front-office personnel, down 10.7% from 2,573 a year ago. Compared to the prior year, average revenue per front-office employee for the year ended December 31, 2020 increased by 1.9% to $750 thousand from $736 thousand. On a stand-alone basis, total Corant headcount increased by 16.4% to 900 from 773 a year ago.

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

FINANCIAL HIGHLIGHTS

For the year ended December 31, 2020, we had income (loss) from operations before income taxes of $77.9 million compared to income (loss) from operations before income taxes of $122.1 million in the year earlier period. We have made excellent progress this year with respect to our investments in Fenics and Insurance brokerage. Our Fenics brokerage revenues grew by double digits in the year ended December 31, 2020 compared to the year earlier period. Fenics UST and Fenics GO, two of our newer fully electronic offerings, reached record levels of market share, and our Insurance brokerage group (Corant) is positioned to turn profitable in the near-term. We believe the macro trends of accelerated adoption of electronic trading, record levels of global debt issuance, and a hardening insurance market will drive positive fundamentals for our businesses.

Total revenues for the year ended December 31, 2020 decreased $47.5 million to $2,056.7 million compared to the year earlier period, which was primarily due to a $48.4 million decrease in brokerage revenues. Our revenues were adversely impacted in the year ended December 31, 2020 as a result of COVID-19 and its impact on the macroeconomic environment, including interest rates, FX and oil prices.  Corant generated 17.3% growth as it benefitted from favorable pricing trends and improved productivity from previously hired brokers and salespeople. In addition, our Credit business generated a 7.6% increase, while our Energy and commodities, and Equity derivatives and cash equities businesses generated growths of 1.4% and 1.3%, respectively. Our FX and Rates businesses were adversely impacted by lower year-on-year secondary trading volumes in certain markets. Net revenues in our Fully Electronic businesses across brokerage, data, software, and post-trade increased 14.1% to $316.8 million compared to the prior year period. Within our Fenics business, total revenues from our high-margin data, software, and post-trade business, which is predominantly comprised of recurring revenue, were up 12.0% to $81.9 million compared to the prior year period. During the second quarter of 2020, we introduced Fenics Integrated, which seamlessly integrates hybrid liquidity with customer electronic orders. We believe that Fenics Integrated will enhance profit margins by further incentivizing the Company’s brokers and clients to automate execution. We believe that Fenics Integrated will create superior real-time information, improving the robustness and value of Fenics Market Data, which will accelerate our growth. As we expand our product offerings, optimize our commercial agreements, and add new clients across our electronic platforms, we continue to expect profitability in our newer Fenics stand-alone businesses, which includes Fenics UST, Fenics GO, and Lucera.

Total expenses for the year ended December 31, 2020 decreased $49.4 million to $1,985.8 million compared to the prior year period, primarily due to a $68.1 million decrease in non-compensation expenses largely as a result of lower selling and promotion expenses due to a continued focus on tighter cost management as well as the impact of COVID-19, a decrease in other expenses due to certain legal settlements in the prior year, as well as a decrease in professional and consulting fees. This was partially offset by an increase in interest expense, driven by the $300 million 3.750% Senior Notes, which were issued in September 2019, and the $300 million 4.375% Senior Notes, which were issued in July 2020, less lower interest expense on BGC’s revolving credit facility, which was repaid in full during the third quarter of 2020. Compensation expenses for the year ended December 31, 2020 increased $18.7 million compare to the year earlier period, which was primarily driven by an increase in equity-based compensation expenses.

Total other income (losses), net for the year ended December 31, 2020 decreased $46.1 million to $7.0 million compared to the prior year period, primarily due to a $18.4 million gain on the divestiture of CSC Commodities in the prior year and gains of $20.3 million related to fair value adjustments on investments during 2019.

On February 23, 2021, our Board declared a $0.01 dividend for the fourth quarter. Effective with the first quarter of 2020 dividend, the Board took the step of reducing the quarterly dividend out of an abundance of caution in order to strengthen the Company’s balance sheet as the global capital markets face difficult and unprecedented macroeconomic conditions. Additionally, BGC Holdings reduced its distributions to or on behalf of its partners. The distributions to or on behalf of partners will at least cover their related tax payments. Whether any given post-tax amount is equivalent to the amount received by a stockholder also on an after-tax basis depends upon stockholders’ and partners’ domiciles and tax status. BGC believes that these steps will allow the Company to prioritize its financial strength. Our 2021 capital allocation priorities are to return capital to stockholders and to continue investing in our high growth Fenics businesses. Previously, we were deeply dividend-centric; going forward, we plan to prioritize share and unit repurchases over dividends and distribution with an aim to nominally increase it toward the end of the year.

RESULTS OF OPERATIONS

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Year Ended December 31,
	2020		2019		2018
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$1,567,668	76.2%	$1,645,818	78.2%	$1,511,522	78.0%
Principal transactions	351,633	17.1	321,923	15.3	313,053	16.2
Total brokerage revenues	1,919,301	93.3	1,967,741	93.5	1,824,575	94.2
Fees from related parties	25,754	1.3	29,442	1.4	24,076	1.2
Data, software and post-trade	81,920	4.0	73,166	3.5	65,185	3.4
Interest and dividend income	12,332	0.6	18,319	0.9	14,404	0.7
Other revenues	17,413	0.8	15,563	0.7	9,570	0.5
Total revenues	2,056,720	100.0	2,104,231	100.0	1,937,810	100.0
Expenses:
Compensation and employee benefits	1,131,650	55.0	1,125,911	53.5	1,004,793	51.9
Equity-based compensation and allocations of net income to limited partnership units and FPUs[1]	183,545	8.9	170,625	8.1	200,057	10.3
Total compensation and employee benefits	1,315,195	63.9	1,296,536	61.6	1,204,850	62.2
Occupancy and equipment	189,268	9.2	183,207	8.7	151,194	7.8
Fees to related parties	23,193	1.1	19,365	0.9	20,163	1.0
Professional and consulting fees	73,470	3.6	92,167	4.4	84,103	4.3
Communications	121,603	5.9	119,982	5.7	118,014	6.1
Selling and promotion	38,167	1.9	81,645	3.9	69,338	3.6
Commissions and floor brokerage	59,376	2.9	63,617	3.0	61,891	3.2
Interest expense	76,607	3.7	60,246	2.9	42,494	2.2
Other expenses	88,933	4.4	118,449	5.6	71,869	3.7
Total expenses	1,985,812	96.6	2,035,214	96.7	1,823,916	94.1
Other income (losses), net:
Gains (losses) on divestitures and sale of investments	394	0.0	18,421	0.9	—	—
Gains (losses) on equity method investments	5,023	0.2	4,115	0.2	7,377	0.4
Other income (loss)	1,580	0.1	30,511	1.4	50,645	2.6
Total other income (losses), net	6,997	0.3	53,047	2.5	58,022	3.0
Income (loss) from continuing operations before income taxes	77,905	3.7	122,064	5.8	171,916	8.9
Provision (benefit) for income taxes	21,303	0.9	49,811	2.4	63,768	3.3
Consolidated net income (loss) from continuing operations	56,602	2.8	72,253	3.4	108,148	5.6
Consolidated net income (loss) from discontinued operations, net of tax	—	—	—	—	178,462	9.2
Consolidated net income (loss)	56,602	2.8	72,253	3.4	286,610	14.8
Less: Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries	7,694	0.4	24,691	1.1	31,293	1.7
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries	—	—	—	—	53,121	2.7
Net income (loss) available to common stockholders	$48,908	2.4%	$47,562	2.3%	$202,196	10.4%

[1]	The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Year Ended December 31,
	2020		2019		2018
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and grants of exchangeability	$84,966	4.1%	$100,948	4.8%	$150,147	7.7%
Allocations of net income	14,006	0.7	20,491	1.0	38,352	2.0
LPU amortization	74,282	3.6	41,721	2.0	6,346	0.3
RSU amortization	10,291	0.5	7,465	0.3	5,212	0.3
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$183,545	8.9%	$170,625	8.1%	$200,057	10.3%

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Revenues

Brokerage Revenues

Total brokerage revenues decreased by $48.4 million, or 2.5%, to $1,919.3 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. Commission revenues decreased by $78.2 million, or 4.7%, to $1,567.7 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. Principal transactions revenues increased by $29.7 million, or 9.2%, to $351.6 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019.

The decrease in total brokerage revenues was primarily driven by decreases in FX and Rates, partially offset by an increase in revenues from Insurance, Credit, Energy and commodities, and Equity derivatives and cash equities.

Our FX revenues decreased by $55.1 million, or 14.9%, to $315.3 million for the year ended December 31, 2020. This decrease was primarily driven by lower industry volumes due to quantitative easing undertaken by several major central banks and uniformly lower global interest rates.

Our brokerage revenues from Rates decreased by $50.8 million, or 8.5%, to $544.1 million for the year ended December 31, 2020. The decrease in Rates revenues was primarily driven by lower industry volumes in certain markets due to quantitative easing undertaken by several major central banks and uniformly lower global interest rates.

Our brokerage revenues from Insurance increased by $26.9 million, or 17.3%, to $182.7 million for the year ended December 31, 2020. This increase was primarily due to organic growth, as previously hired brokers and salespeople ramped up production and benefited from favorable pricing trends for insurance renewals.

Our Credit revenues increased by $23.2 million, or 7.6%, to $329.9 million for the year ended December 31, 2020. This increase was mainly due to greater trading volumes.

Our brokerage revenues from Energy and commodities increased by $3.9 million, or 1.4%, to $292.6 million for the year ended December 31, 2020. This increase was primarily driven by organic growth.

Our brokerage revenues from equity derivatives and cash equities increased by $3.4 million, or 1.3%, to $254.7 million for the year ended December 31, 2020. This was primarily driven by organic growth.

Fees from Related Parties

Fees from related parties decreased by $3.7 million, or 12.5% to $25.8 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019.

Data, Software and Post-Trade

Data, software and post-trade revenues increased by $8.8 million, or 12.0%, to $81.9 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. This increase was primarily driven by Lucera’s Connect platform winning new SaaS client contracts, the acquisition of Algomi, as well as an increase in revenues from post-trade services.

Interest and Dividend Income

Interest and dividend income decreased by $6.0 million, or 32.7%, to $12.3 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. This decrease was primarily due to a decrease in dividend income and lower interest earned on deposits.

Other Revenues

Other revenues increased by $1.9 million, or 11.9% to $17.4 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. This increase was primarily driven by an increase in consulting income for Poten & Partners.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $5.7 million, or 0.5%, to $1,131.7 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The main drivers of this increase were costs associated with the implementation of a cost reduction program designed to reduce future expenses and streamline operations, partially offset by the impact of lower brokerage revenues on variable compensation.

Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units and FPUs

Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $12.9 million, or 7.6%, to $183.5 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. This increase was primarily driven by an increase in equity award amortization.

Occupancy and Equipment

Occupancy and equipment expense increased by $6.1 million, or 3.3%, to $189.3 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. This increase was primarily driven by higher software license costs, amortization expense on developed software, and fixed asset impairments. This was partially offset by a decrease in rent expense related to the build-out phase of BGC’s new U.K. —  based headquarters in the prior year period.

Fees to Related Parties

Fees to related parties increased by $3.8 million, or 19.8%, to $23.2 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. Fees to related parties are allocations paid to Cantor for administrative and support services, such as accounting, occupancy, and legal.

Professional and Consulting Fees

Professional and consulting fees decreased by $18.7 million, or 20.3%, to $73.5 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. This decrease was primarily driven by a decrease in legal and consulting fees.

Communications

Communications expense increased by $1.6 million, or 1.4%, to $121.6 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019.

Selling and Promotion

Selling and promotion expense decreased by $43.5 million, or 53.3%, to $38.2 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. This decrease was primarily a result of a reduction in travel and entertainment expenses due to a continued focus on tighter cost management as well as the impact of COVID-19.

Commissions and Floor Brokerage

Commissions and floor brokerage expense decreased by $4.2 million, or 6.7%, to $59.4 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. Commissions and floor brokerage expense tends to move in line with brokerage revenues.

Interest Expense

Interest expense increased by $16.4 million, or 27.2%, to $76.6 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. This increase was primarily driven by interest expense related to the 3.750% Senior Notes issued in September 2019 and interest expense on the 4.375% Senior Notes issued in July 2020, partially offset by lower interest expense related to the borrowings on BGC’s credit facility.

Other Expenses

Other expenses decreased by $29.5 million, or 24.9%, to $88.9 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019, which was primarily related to a decrease in settlements, and partially offset by an increase in other provisions.

Other Income (Losses), Net

Gains (Losses) on Divestitures and Sale of Investments

For the year ended December 31, 2020, we had a gain of $394 thousand on divestitures. For the year ended December 31, 2019, there was a gain of $18.4 million as a result of the sale of CSC Commodities.

Gains (Losses) on Equity Method Investments

Gains (losses) on equity method investments increased by $0.9 million, to a gain of $5.0 million, for the year ended December 31, 2020 as compared to a gain of $4.1 million for the year ended December 31, 2019. Gains (losses) on equity method investments represent our pro-rata share of the net gains or losses on investments over which we have significant influence, but which we do not control.

Other Income (Loss)

Other income (loss) decreased by $28.9 million, or 94.8%, to $1.6 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. This was primarily driven by a decrease related to fair value adjustments on investments carried under the measurement alternative. There was also a decrease related the mark-to-market and/or hedging on the Nasdaq shares.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes decreased by $28.5 million, or 57.2%, to $21.3 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. This decrease was primarily driven by lower pre-tax earnings, as well as a change in the geographical and business mix of earnings. In general, our consolidated effective tax rate can vary from period-to-period depending on, among other factors, the geographic and business mix of our earnings.

Net Income (Loss) From Continuing Operations Attributable to Noncontrolling Interest in Subsidiaries

Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries decreased by $17.0 million, or 68.8%, to $7.7 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019, which was primarily driven by a decrease in earnings.

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

The increase in total brokerage revenues was primarily driven by increases in revenues from Insurance, Energy and commodities, Rates, and Credit, partially offset by a decrease in revenues from Equity derivatives and cash equities, and FX.

Our brokerage revenues from Insurance increased by $86.9 million, to $155.8 million, for the year ended December 31, 2019. This increase was primarily driven by the acquisition of Ed Broking.

Our brokerage revenues from Energy and commodities increased by $59.6 million, or 26.0%, to $288.7 million for the year ended December 31, 2019. This increase was primarily driven by the acquisitions of Poten & Partners and Ginga Petroleum, as well as organic growth, partially offset by the sale of CSC Commodities.

Our brokerage revenues from Rates increased by $45.1 million, or 8.2%, to $594.9 million for the year ended December 31, 2019. This increase in Rates was primarily driven by higher global volumes and improvement in our Fully Electronic Rates business, which was a result of our continued investment in technology and the ongoing conversion of our businesses to more profitable Fully Electronic execution.

Our Credit revenues increased by $14.5 million, or 5.0%, to $306.7 million for the year ended December 31, 2019. The increase was mainly due to higher global volumes.

Our Equity derivatives and cash equities revenues decreased by $36.9 million, or 12.8%, to $251.3 million for the year ended December 31, 2019. This decrease was mainly due to lower trading volumes.

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

Interest and Dividend Income

Interest and dividend income increased by $3.9 million, or 27.2%, to $18.3 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. This increase was primarily due to higher interest earned on deposits and an increase in dividend income.

Other Revenues

Other revenues increased by $6.0 million, or 62.6% to $15.6 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. This increase was primarily driven by revenues generated from the acquisitions of Poten & Partners and Ed Broking.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $121.1 million, or 12.1%, to $1,125.9 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The main drivers of this increase were the acquisitions of Poten & Partners, Ed Broking, and Ginga Petroleum, as well as the impact of higher brokerage revenues on variable compensation.

Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units and FPUs

Equity-based compensation and allocations of net income to limited partnership units and FPUs decreased by $29.4 million, or 14.7%, to $170.6 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. This decrease was primarily driven by a decrease in charges related to equity-based compensation, as well as a decrease in allocations of net income to limited partnership units and FPUs.

Occupancy and Equipment

Occupancy and equipment expense increased by $32.0 million, or 21.2%, to $183.2 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. This increase was primarily driven by increases related to the acquisitions of Poten & Partners, Ed Broking, and Ginga Petroleum, as well as rent expense related to the build-out phase of BGC’s new U.K.-based headquarters.

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

Interest Expense

Interest expense increased by $17.8 million, or 41.8%, to $60.2 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. This increase was primarily driven by interest expense on the $450.0 million 5.375% Senior Notes issued in July 2018, interest expense related to the borrowings on the Revolving Credit Agreement, and interest expense on the $300 million 3.750% Senior Notes issued in September 2019, partially offset by lower interest expense on the $240.0 million 8.375% Senior Notes which were repaid in July 2018.

Other Expenses

Other expenses increased by $46.6 million, or 64.8%, to $118.4 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018, which was primarily related to our previously disclosed settlements with the CFTC and the NYAG, as well as higher costs associated with the acquisitions of Poten & Partners and Ed Broking.

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

Other Income (Loss)

Other income (loss) decreased by $20.1 million, or 39.8% to $30.5 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. This was primarily driven by a decrease related to fair value adjustments on investments carried under the measurement alternative. There was also a decrease related the mark-to-market and/or hedging on the Nasdaq earn out shares. This was partially offset by an increase in other recoveries related to our insurance business.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes decreased by $14.0 million, or 21.9%, to $49.8 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. This decrease was primarily driven by lower pre-tax earnings, as well as a change in the geographical and business mix of earnings, which can have an impact on our consolidated effective tax rate from period-to-period.

Net Income (Loss) From Continuing Operations Attributable to Noncontrolling Interest in Subsidiaries

Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries decreased by $6.6 million, or 21.1%, to $24.7 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018.

Net Income (Loss) From Discontinued Operations Attributable to Noncontrolling Interest in Subsidiaries

For the year ended December 31, 2019 there was no net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries. For the year ended December 31, 2018, we had net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries of $53.1 million.

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

	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Revenues:
Commissions	$377,146	$352,027	$382,640	$455,855	$382,897	$409,765	$422,974	$430,182
Principal transactions	73,687	65,182	99,453	113,311	71,725	75,536	90,432	84,230
Fees from related parties	4,857	8,814	6,562	5,521	8,218	8,208	7,221	5,795
Data, software and post-trade	20,860	21,523	20,139	19,398	18,151	18,364	18,741	17,910
Interest and dividend income	(783)	2,418	6,536	4,161	2,865	3,976	7,813	3,665
Other revenues	3,659	5,075	3,758	4,921	3,300	5,288	4,006	2,969
Total revenues	479,426	455,039	519,088	603,167	487,156	521,137	551,187	544,751
Expenses:
Compensation and employee benefits	258,687	244,419	283,616	344,928	268,696	278,744	290,271	288,200
Equity-based compensation and allocations of net income to limited partnership units and FPUs	80,515	33,007	27,819	42,204	69,389	44,093	45,002	12,141
Total compensation and employee benefits	339,202	277,426	311,435	387,132	338,085	322,837	335,273	300,341
Occupancy and equipment	45,723	45,224	47,247	51,074	47,387	44,709	45,109	46,002
Fees to related parties	4,954	7,610	5,194	5,435	2,858	7,123	6,457	2,927
Professional and consulting fees	18,072	15,637	19,805	19,956	27,553	21,262	23,347	20,005
Communications	30,470	30,088	30,524	30,521	29,715	29,882	29,974	30,411
Selling and promotion	6,891	5,943	6,634	18,699	21,432	20,320	21,491	18,402
Commissions and floor brokerage	13,646	12,933	13,520	19,277	16,377	15,831	16,791	14,618
Interest expense	21,811	19,665	17,625	17,506	16,354	15,403	15,136	13,353
Other expenses	21,574	28,348	21,480	17,531	29,487	42,257	21,354	25,351
Total expenses	502,343	442,874	473,464	567,131	529,248	519,624	514,932	471,410
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	403	(9)	—	—	(14)	—	(1,619)	20,054
Gains (losses) on equity method investments	1,354	1,527	1,119	1,023	1,064	1,530	738	783
Other income (loss)	1,687	4,779	1,129	(6,015)	11,642	2,095	194	16,580
Total other income (losses), net	3,444	6,297	2,248	(4,992)	12,692	3,625	(687)	37,417
Income (loss) from operations before income taxes	(19,473)	18,462	47,872	31,044	(29,400)	5,138	35,568	110,758
Provision (benefit) for income taxes	(6,729)	8,558	8,599	10,875	4,075	6,691	13,261	25,784
Consolidated net income (loss)	$(12,744)	$9,904	$39,273	$20,169	$(33,475)	$(1,553)	$22,307	$84,974
Less: Net income (loss) operations attributable to noncontrolling interest in subsidiaries	(10,406)	251	11,354	6,495	(12,914)	4,752	8,335	24,518
Net income (loss) available to common stockholders	$(2,338)	$9,653	$27,919	$13,674	$(20,561)	$(6,305)	$13,972	$60,456

The table below details our brokerage revenues by product category for the indicated periods (in thousands):

	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Brokerage revenue by product:
Rates	$124,495	$119,325	$133,034	$167,240	$129,549	$156,765	$152,959	$155,611
FX	73,213	73,281	74,393	94,366	80,369	86,492	101,899	101,558
Energy and commodities	71,706	65,871	71,326	83,738	71,456	73,012	73,887	70,342
Credit	68,882	68,053	95,780	97,189	70,438	72,382	78,166	85,727
Equity derivatives and cash equities	63,718	47,410	61,777	81,797	59,533	56,958	65,078	69,770
Insurance	48,819	43,269	45,783	44,836	43,277	39,692	41,417	31,404
Total brokerage revenues	$450,833	$417,209	$482,093	$569,166	$454,622	$485,301	$513,406	$514,412
Brokerage revenue by product (percentage):
Rates	27.6%	28.6%	27.6%	29.4%	28.5%	32.3%	29.8%	30.2%
FX	16.2	17.6	15.4	16.6	17.7	17.8	19.8	19.7
Energy and commodities	15.9	15.8	14.8	14.6	15.7	15.0	14.4	13.7
Credit	15.3	16.3	19.9	17.1	15.5	14.9	15.2	16.7
Equity derivatives and cash equities	14.2	11.3	12.8	14.4	13.1	11.8	12.7	13.6
Insurance	10.8	10.4	9.5	7.9	9.5	8.2	8.1	6.1
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Brokerage revenue by type:
Voice/Hybrid	$388,388	$359,194	$423,697	$513,101	$410,332	$436,841	$460,359	$455,582
Fully Electronic	62,445	58,015	58,396	56,065	44,290	48,460	53,047	58,830
Total brokerage revenues	$450,833	$417,209	$482,093	$569,166	$454,622	$485,301	$513,406	$514,412
Brokerage revenue by type (percentage):
Voice/Hybrid	86.1%	86.1%	87.9%	90.1%	90.3%	90.0%	89.7%	88.6%
Fully Electronic	13.9	13.9	12.1	9.9	9.7	10.0	10.3	11.4
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet

Our balance sheet and business model are not capital intensive. Our assets consist largely of cash and cash equivalents, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our businesses. Longer-term capital (equity and notes payable) is held to support the less liquid assets and potential capital investment opportunities. Total assets as of December 31, 2020 were $3.9 billion, an increase of 0.6% as compared to December 31, 2019. The increase in total assets was driven primarily by increases in Loans, forgivable loans and other receivables from employees and partners, net, Other assets, as well as Cash and cash equivalents. We maintain a significant portion of our assets in Cash and cash equivalents and Securities owned, with our liquidity (which we define as Cash and cash equivalents, Reverse repurchase agreements, Marketable securities and Securities owned, less Securities loaned and Repurchase Agreements) as of December 31, 2020 of $652.6 million. See “Liquidity Analysis” below for a further discussion of our liquidity. Our Securities owned were $58.6 million as of December 31, 2020, compared to $57.5 million as of December 31, 2019. Our Marketable securities decreased to $0.3 million as of December 31, 2020, compared to $14.2 million as of December 31, 2019. We had no Repurchase agreements as of December 31, 2020 and 2019. Further, we did not have any Reverse repurchase agreements as of December 31, 2020 and December 31, 2019. We also had no Securities loaned as of December 31, 2020, compared to $13.9 million as of December 31, 2019.

On March 19, 2018, we entered into the BGC Credit Agreement with Cantor. The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the previous Credit Facility between BGC and an affiliate of Cantor, and was approved by the Audit Committee. On August 6, 2018, the Company entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that can be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2020, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of December 31, 2020, there were no borrowings by BGC or Cantor outstanding under this Agreement.

As part of our cash management process, we may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of December 31, 2020 and 2019, there were no reverse repurchase agreements outstanding.

Additionally, in August 2013, the Audit Committee authorized us to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including policies relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of December 31, 2020 and 2019, we had no investments in the program.

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

Acquisitions and financial reporting obligations related thereto may impact our ability to access longer-term capital markets funding on a timely basis and may necessitate greater short-term borrowings in the interim. This may impact our credit rating or the interest rates on our debt. We may need to access short-term capital sources to meet business needs from time to time, including, but not limited to, conducting operations; hiring or retaining brokers, salespeople, managers and other front-office personnel; financing acquisitions; and providing liquidity, including in situations where we may not be able to access the capital markets in a timely manner when desired by us. Accordingly, we cannot guarantee that we will be able to obtain additional financing when needed on terms that are acceptable to us, if at all. In addition, as a result of regulatory actions, our registration statements under the Securities Act will be subject to SEC review prior to effectiveness, which may lengthen the time required for us to raise capital, reducing our access to the capital markets or increasing our cost of capital.

As described earlier in this document, on November 30, 2018, we completed the Spin-Off of Newmark. (See “Newmark Spin-Off” above for more information). As set forth in the Separation and Distribution Agreement, Newmark assumed certain BGC indebtedness and repaid such indebtedness. (See “Notes Payable, Other and Short-term Borrowings” below for more information).

As discussed above, our liquidity was $652.6 million as of December 31, 2020. Our liquidity remains strong and the steps taken during the first quarter of 2020 were intended to prevent unwarranted financial stress during this extraordinary COVID-19 period. Our decision to reduce our dividend and draw down additional funds on the Revolving Credit Agreement, in the first quarter of 2020, was a result of preparing for the unknown in the current extraordinary macroeconomic/social environment and was not taken to meet an external demand for liquidity, but rather to strengthen our balance sheet. We continue to operate soundly without stress and do not have any Company-specific financial issues. The reduction of the dividend was an internally driven, precautionary step to ensure the financial security of the company in uncertain times. We have no meaningful debt maturities due until May 2021. Further, as of the third quarter of 2020 we have fully repaid the $225.0 million borrowings then-outstanding under the Revolving Credit Agreement.

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

On November 28, 2018, we entered into the Revolving Credit Agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, which replaced the existing committed unsecured senior revolving credit agreement. The maturity date of the Revolving Credit Agreement was November 28, 2020 and the maximum revolving loan balance is $350.0 million. Borrowings under this agreement bear interest at either LIBOR or a defined base rate plus additional margin. On December 11, 2019, we entered into an amendment to the new unsecured Revolving Credit Agreement. Pursuant to the amendment, the maturity date was extended to February 26, 2021. On February 26, 2020, the Company entered into a second amendment to the unsecured revolving credit agreement, pursuant to which, the maturity date was extended by two years to February 26, 2023. The size of the Revolving Credit Agreement, along with the interest rate on the borrowings therefrom, remained unchanged. On July 14, 2020, the Company repaid in full the $225.0 million borrowings outstanding under the Revolving Credit Agreement. As of December 31, 2020, there were no borrowings outstanding under the new unsecured Revolving Credit Agreement. As of December 31, 2019, there was $68.9 million of borrowings outstanding, net of deferred financing costs of $1.1 million, under the new unsecured Revolving Credit Agreement. The average interest rate on the outstanding borrowings was 2.88% for the year ended December 31, 2020. We may draw down on the Revolving Credit Agreement to provide flexibility in the normal course to meet ongoing operational cash needs, including as necessary to manage through the current extraordinary macroeconomic/business environment as a result of the COVID-19 pandemic. Our liquidity remains strong, and was $652.6 million as of December 31, 2020, as discussed below.

8.375% Senior Notes

As part of the GFI acquisition, we assumed $240.0 million in aggregate principal amount of 8.375% Senior Notes. Interest on these notes was payable, semi-annually in arrears on the 19th of January and July. On July 19, 2018, the Company repaid the $240.0 million principal amount of its 8.375% Senior Notes upon their maturity.

5.125% Senior Notes

On May 27, 2016, we issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes. The 5.125% Senior Notes are general senior unsecured obligations of the Company. The 5.125% Senior Notes bear interest at a rate of 5.125% per year, payable in cash on May 27 and November 27 of each year, commencing November 27, 2016. The 5.125% Senior Notes will mature on May 27, 2021. The Company may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of its notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. Cantor purchased $15.0 million of such senior notes and does not hold such notes as of December 31, 2020. The initial carrying value of the 5.125% Senior Notes was $295.8 million, net of the discount and debt issuance costs of $4.2 million, of which $0.5 million were underwriting fees payable to CF&Co and $18 thousand were underwriting fees payable to CastleOak Securities, L.P. The carrying value of the 5.125% Senior Notes as of December 31, 2020 was $255.6 million.

On August 16, 2016, we filed a Registration Statement on Form S-4 which was declared effective by the SEC on September 13, 2016. On September 15, 2016, BGC launched an exchange offer in which holders of the 5.125% Senior Notes, issued in a private placement on May 27, 2016. could exchange such notes for new registered notes with substantially identical terms. The exchange offer closed on October 12, 2016, at which point the initial 5.125% Senior Notes were exchanged for new registered notes with substantially identical terms.

Tender Offer for 5.125% Senior Notes

On August 5, 2020, the Company commenced a cash tender offer for any and all $300.0 million outstanding aggregate principal amount of its 5.125% Senior Notes. On August 11, 2020, the Company’s cash tender offer expired at 5:00 p.m., New York City time. As of the expiration time, $44.0 million aggregate principal amount of the 5.125% Senior Notes were validly tendered. These notes were redeemed on the settlement date of August 14, 2020. The Company retained CF&Co as one of the dealer managers for the tender offer. As a result of this transaction, $14 thousand in dealer management fees were paid to CF&Co as of December 31, 2020.

5.375% Senior Notes

On July 24, 2018, we issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes The 5.375% Senior Notes are general senior unsecured obligations of the Company. The 5.375% Senior Notes bear interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The 5.375% Senior Notes will mature on July 24, 2023. We may redeem some or all of the 5.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 5.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture related to the 5.375% Senior Notes) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes was $444.2 million, net of the discount and debt issuance costs of $5.8 million, of which $0.3 million were underwriting fees paid to CF&Co and $41 thousand were underwriting fees paid to CastleOak Securities, L.P. We also paid CF&Co an advisory fee of $0.2 million in connection with the issuance. The issuance costs are amortized as interest expense and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 5.375% Senior Notes as of December 31, 2020 was $446.6 million.

On July 31, 2018, we filed a Registration Statement on Form S-4 which was declared effective by the SEC on August 10, 2018. On August 10, 2018, BGC launched an exchange offer in which holders of the 5.375% Senior Notes , issued in a private placement on July 24, 2018, could exchange such notes for new registered notes with substantially identical terms. The exchange offer closed on September 17, 2018, at which point the initial 5.375% Senior Notes were exchanged for new registered notes with substantially identical terms.

3.750% Senior Notes

On September 27, 2019, we issued an aggregate of $300.0 million principal amount of 3.750% Senior Notes. The 3.750% Senior Notes are general unsecured obligations of the Company. The 3.750% Senior Notes bear interest at a rate of 3.750% per annum, payable in cash on each April 1 and October 1, commencing April 1, 2020. The 3.750% Senior Notes will mature on October 1, 2024. We may redeem some or all of the 3.750% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 3.750% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture related to the 3.750% Senior Notes) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 3.750% Senior Notes was $296.1 million, net of discount and debt issuance costs of $3.9 million, of which $0.2 million were underwriting fees payable to CF&Co and $36 thousand were underwriting fees payable to CastleOak Securities, L.P. The issuance costs will be amortized as interest expense and the carrying value of the 3.750% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 3.750% Senior Notes was $296.9 million as of December 31, 2020.

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

4.375% Senior Notes

On July 10, 2020, we issued an aggregate of $300.0 million principal amount of 4.375% Senior Notes. The 4.375% Senior Notes are general unsecured obligations of the Company. The 4.375% Senior Notes bear interest at a rate of 4.375% per year, payable in cash on June 15 and December 15, commencing December 15, 2020. The 4.375% Senior Notes will mature on December 15, 2025. We may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 4.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture related to the 4.375% Senior Notes) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. Cantor purchased $14.5 million of such senior notes and still holds such notes as of December 31, 2020. The initial carrying value of the 4.375% Senior Notes was $296.8 million, net of discount and debt issuance costs of $3.2 million, of which $0.2 million were underwriting fees payable to CF&Co and $36 thousand were underwriting fees payable to CastleOak Securities, L.P. BGC intends to use the net proceeds to repurchase, redeem and/or repay at maturity all $300 million outstanding aggregate principal amount of its 5.125% Senior Notes, including to pay any applicable redemption premium. The carrying value of the 4.375% Senior Notes was $297.0 million as of December 31, 2020.

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

Collateralized Borrowings

On March 13, 2015, we entered into a secured loan arrangement of $28.2 million under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.70% per year and matured on March 13, 2019, therefore, there were no borrowings outstanding as of December 31, 2020 and December 31, 2019.

On May 31, 2017, we entered into a secured loan arrangement of $29.9 million under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.44% per year and matures on May 31, 2021. As of December 31, 2020 and 2019, we had $4.0 million and $11.7 million, respectively, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2020 was $0.8 million. The book value of the fixed assets pledged as of December 31, 2019 was $2.3 million.

On April 8, 2019, we entered into a secured loan arrangement of $15.0 million, under which we pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.77% and matures on April 8, 2023. As of December 31, 2020, we had $9.6 million outstanding related to this secured loan arrangement. The net book value of the fixed assets pledged as of December 31, 2020 was $1.2 million. As of December 31, 2019, we had $13.2 million outstanding related to this secured loan arrangement. The net book value of the fixed assets pledged as of December 31, 2019 was $8.1 million. Also, on April 19, 2019, we entered into a secured loan arrangement of $10.0 million, under which we pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.89% and matures on April 19, 2023. As of December 31, 2020, we had $6.3 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2020 was $2.7 million. As of December 31, 2019, we had $8.8 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2019 was $5.7 million.

Weighted-average Interest Rate

For the years ended December 31, 2020 and 2019, the weighted-average interest rate of our total Notes payable and other borrowings, which include our Unsecured Senior Revolving Credit Agreement, Senior Notes, and Collateralized Borrowings, was 4.71% and 4.77%, respectively.

Short-term Borrowings

On August 22, 2017, we entered into a committed unsecured loan agreement with Itau Unibanco S.A. The credit agreement provides for short-term loans of up to $3.8 million (BRL 20.0 million). The maturity date of the agreement is August 19, 2021, 2021. Borrowings under this agreement bear interest at the Brazilian Interbank offering rate plus 3.30%. As of December 31, 2020, there were $3.8 million (BRL 20.0 million) of borrowings outstanding under the facility. As of December 31, 2019, there were $5.0 million (BRL 20.0 million) of borrowings outstanding under the facility. As of December 31, 2020, the interest rate was 5.3%.

On August 23, 2017, we entered into a committed unsecured credit agreement with Itau Unibanco S.A. The credit agreement provides for an intra-day overdraft credit line up to $9.6 million (BRL 50.0 million). The maturity date of the agreement is March 9, 2021. This agreement bears a fee of 1.28% per year. As of December 31, 2020 and 2019, there were no borrowings outstanding under this agreement.

BGC Credit Agreement with Cantor

On March 19, 2018, we entered into the BGC Credit Agreement with Cantor. The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the previous credit facility between BGC and an affiliate of Cantor, and was approved by the Audit Committee of BGC. On August 6, 2018, the Company entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that can be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2021, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of December 31, 2020, there were no borrowings by BGC or Cantor outstanding under this Agreement.

CREDIT RATINGS

As of December 31, 2020, our public long-term credit ratings and associated outlooks are as follows:

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

At December 31, 2019, the Company completed the calculation of the one-time transition tax on the deemed repatriation of foreign subsidiaries’ earnings pursuant to the Tax Act and previously recorded a net cumulative tax expense of $25.0 million, net of foreign tax credits. An installment election can be made to pay the taxes over eight years with 40% paid in equal installments over the first five years and the remaining 60% to be paid in installments of 15%, 20% and 25% in years six, seven and eight, respectively. The cumulative remaining balance as of December 31, 2020 is $15.8 million.

As of December 31, 2020, the Company had $593.6 million of Cash and cash equivalents, and included in this amount was $443.5 million of Cash and cash equivalents held by foreign subsidiaries.

Discussion of the year ended December 31, 2020

The table below presents our Liquidity Analysis as of December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
(in thousands)
Cash and cash equivalents	$593,646	$415,379
Securities owned	58,572	57,525
Marketable securities[1]	349	326
Total	$652,567	$473,230

1	As of December 31, 2019, $13.9 million of Marketable securities on our balance sheet had been lent in a Securities loaned transaction and, therefore, are not included in this Liquidity Analysis.

The $179.3 million increase in our liquidity position from $473.2 million as of December 31, 2019 to $652.6 million as of December 31, 2020 was primarily related to the issuance of $300.0 million of the 4.375% Senior Notes, partially reduced by the $68.9 million net payoff of the Revolving Credit Agreement and the $44.0 million cash tender offer on the 5.125% Senior Notes. This net increase was partially offset by ordinary movements in working capital (including settlement of payables to related parties), cash paid with respect to annual employee bonuses and associated tax and compensation expenses, cost reduction charges, tax payments, acquisitions and our continued investment in new revenue generating hires.

Discussion of the year ended December 31, 2019

The table below presents our Liquidity Analysis as of December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
(in thousands)
Cash and cash equivalents	$415,379	$336,535
Securities owned	57,525	58,408
Marketable securities[1]	326	16,924
Repurchase agreements	—	(986)
Total	$473,230	$410,881

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

CLEARING CAPITAL

In November 2008, we entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on our behalf. In June 2020, this clearing capital agreement was amended to cover Cantor providing clearing services in all eligible financial products to us and not just U.S. Treasury and U.S. government agency securities. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to us, Cantor shall be entitled to request from us cash or other property acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement or Cantor will post cash or other property on our behalf for a commercially reasonable charge. Cantor had not requested any cash or other property from us as collateral as of December 31, 2020.

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

These subsidiaries may also be prohibited from repaying the borrowings of their parents or affiliates, paying cash dividends, making loans to their parent or affiliates or otherwise entering into transactions, in each case, that result in a significant reduction in their regulatory capital position without prior notification or approval from their principal regulator. See Note 24—“Regulatory Requirements” to our consolidated financial statements for further details on our regulatory requirements.

As of December 31, 2020, $676.3 million of net assets were held by regulated subsidiaries. As of December 31, 2020, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $373.4 million.

In April 2013, the Board and Audit Committee authorized management to enter into indemnification agreements with Cantor and its affiliates with respect to the provision of any guarantees provided by Cantor and its affiliates from time to time as required by regulators. These services may be provided from time to time at a reasonable and customary fee.

BGC Derivative Markets and GFI Swaps Exchange, our subsidiaries, operate as SEFs. Mandatory Dodd-Frank Act compliant execution on SEFs by eligible U.S. persons commenced in February 2014 for “made available to trade” products, and a wide range of other rules relating to the execution and clearing of derivative products have been finalized with implementation periods in 2016 and beyond. We also own ELX, which became a dormant contract market on July 1, 2017. As these rules require authorized execution facilities to maintain robust front-end and back-office IT capabilities and to make large and ongoing technology investments, and because these execution facilities may be supported by a variety of voice and auction-based execution methodologies, we expect our Hybrid and Fully Electronic trading capability to perform strongly in such an environment.

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

EQUITY

Class A Common Stock

Changes in shares of BGC Class A common stock outstanding were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Shares outstanding at beginning of period	307,915	291,475
Share issuances:
Redemptions/exchanges of limited partnership interests¹	13,190	15,008
Vesting of RSUs	1,134	435
Acquisitions	391	1,039
Other issuances of BGC Class A common stock	345	213
Issuance of BGC Class A common stock for general corporate purposes	45	—
Treasury stock repurchases	(2)	(233)
Forfeitures of restricted BGC Class A common stock	—	(22)
Shares outstanding at end of period	323,018	307,915

1

Included in redemptions/exchanges of limited partnership interests for the year ended December 31, 2020, are 9.5 million shares of BGC Class A common stock granted in connection with the cancellation of 9.2 million LPUs. Included in redemption/exchanges of limited partnership interests for the year ended December 31, 2019, are 10.1 million shares of BGC Class A common stock granted in connection with the cancellation of 11.5 million LPUs. Because LPUs are included in the Company’s fully diluted share count, if dilutive, redemptions/exchanges in connection with the issuance of BGC Class A common stock would not impact the fully diluted number of shares outstanding.

Class B Common Stock

The Company did not issue any shares of BGC Class B common stock during the years ended December 31, 2020 and 2019. As of December 31, 2020 and 2019, there were 45.9 million shares of BGC Class B common stock outstanding.

Unit Redemptions and Share Repurchase Program

The Board and Audit Committee have authorized repurchases of BGC Class A common stock and redemptions of limited partnership interests or other equity interests in our subsidiaries. On August 1, 2018, the Board and Audit Committee increased the Company’s share repurchase and unit redemption authorization to $300.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of December 31, 2020, the Company had $249.9 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units.

The table below represents the units redeemed and/or shares repurchased for cash and does not include units redeemed/cancelled in connection with the grant of shares of BGC Class A common stock nor the limited partnership interests exchanged for shares of BGC Class A common stock. The unit redemptions and share repurchases of BGC Class A common stock during the year ended December 31, 2020 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted- Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Program
Redemptions[1]
January 1, 2020—March 31, 2020	235	$4.30
April 1, 2020—June 30, 2020	103	3.05
July 1, 2020—September 30, 2020	1,481	2.80
October 1, 2020—December 31, 2020	720	1.78
Total Redemptions	2,539	$2.67
Repurchases[2]
January 1, 2020—March 31, 2020	—	$—
April 1, 2020—June 30, 2020	—	—
July 1, 2020—September 30, 2020	2	2.58
October 1, 2020—December 31, 2020	—	—
Total Repurchases	2	2.58
Total Redemptions and Repurchases	2,541	$2.67	$249,908

[1]

During the year ended December 31, 2020, the Company redeemed 1.8 million LPUs at an aggregate redemption price of $5.5 million for a weighted-average price of $3.03 per unit and 0.7 million FPUs at an aggregate redemption price of $1.3 million for a weighted-average price of $1.79 per unit. During the year ended December 31, 2019, the Company redeemed 1.4 million LPUs at an aggregate redemption price of $8.0 million for a weighted-average price of $5.92 per unit and approximately 56.9 thousand FPUs at an aggregate redemption price of $320.6 thousand for a weighted-average price of $5.64 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 9.5 million shares and 10.1 million shares of BGC Class A common stock during the years ended December 31, 2020 and 2019, respectively, nor the limited partnership interests exchanged for 3.7 million and 4.4 million shares of BGC Class A common stock during the years ended December 31, 2020 and 2019, respectively.

[2]

During the year ended December 31, 2020, the Company repurchased 2 thousand shares of BGC Class A common stock at an aggregate price of $6 thousand for a weighted-average price of $2.58 per share. During the year ended December 31, 2019, the Company repurchased approximately 0.2 million shares of BGC Class A common stock at an aggregate price of $1.2 million for a weighted-average price of $5.30 per share.

The weighted-average share counts from continuing operations, including securities that were anti-dilutive for our earnings per share calculations, for the three months and year ended December 31, 2020 were as follows (in thousands):

	Three Months Ended December 31, 2020	Year Ended December 31, 2020
Common stock outstanding[1]	365,259	361,736
Partnership units[2]	—	183,130
RSUs (Treasury stock method)	—	737
Other	—	1,245
Total[3]	365,259	546,848

[1]

Common stock consisted of shares of BGC Class A common stock, shares of BGC Class B common stock and contingent shares of our Class A common stock for which all necessary conditions have been satisfied except for the passage of time. For the quarter ended December 31, 2020, the weighted-average number shares of BGC Class A common stock was 319.4 million and Class B shares was 45.9 million. For the year ended December 31, 2020, the weighted-average number shares of BGC Class A common stock was 315.9 million and Class B shares was 45.9 million.

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

[3]

For the quarter ended December 31, 2020, approximately 188.8 million potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the quarter ended December 31, 2020 included, on a weighted-average basis, approximately 185.3 million limited partnership interests, 2.4 million RSUs, and 1.1 million other contracts to issue shares of BGC Class A common stock. For the year ended December 31, 2020, approximately 0.7 million potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the year ended December 31, 2020 included, on a weighted-average basis, approximately 0.7 million RSUs. As of December 31, 2020, approximately 27.7 million shares of contingent BGC Class A common stock, N units, RSUs, and LPUs were excluded from fully diluted EPS computations because the conditions for issuance had not been met by the end of the period. The contingent BGC Class A common stock is recorded as a liability and included in “Accounts payable, accrued and other liabilities” in our consolidated statement of financial condition as of December 31, 2020.

The fully diluted period-end spot share count was as follows (in thousands):

As of December 31, 2020
Common stock outstanding	368,902
Partnership units	179,151
RSUs (Treasury stock method)	1,971
Other	3,168
Total	553,192

On June 5, 2015, we entered into the Exchange Agreement with Cantor providing Cantor, CFGM and other Cantor affiliates entitled to hold BGC Class B common stock the right to exchange from time to time, on a one-to-one basis, subject to adjustment, up to an aggregate of 34,649,693 shares of BGC Class A common stock now owned or subsequently acquired by such Cantor entities for up to an aggregate of 34,649,693 shares of BGC Class B common stock. Such shares of BGC Class B common stock, which currently can be acquired upon the exchange of Cantor units owned in BGC Holdings, are already included in our fully diluted share count and will not increase Cantor’s current maximum potential voting power in the common equity. The Exchange Agreement enabled the Cantor entities to acquire the same number of shares of BGC Class B common stock that they were already entitled to acquire without having to exchange its Cantor units in BGC Holdings. The Audit Committee and Board have determined that it was in the best interests of us and our stockholders to approve the Exchange Agreement because it will help ensure that Cantor retains its Cantor units in BGC Holdings, which is the same partnership in which our partner employees participate, thus continuing to align the interests of Cantor with those of the partner employees. On November 23, 2018, in the Class B Issuance, BGC issued 10,323,366 shares of BGC Class B common stock to Cantor and 712,907 shares of BGC Class B common stock to CFGM, an affiliate of Cantor, in each case in exchange for shares of BGC Class A common stock from Cantor and CFGM, respectively, on a one-to-one basis pursuant to the Exchange Agreement. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC by Cantor or CFGM for the Class B Issuance. Following this exchange, Cantor and its affiliates only have the right to exchange under the Exchange Agreement up to an aggregate of 23,613,420 shares of BGC Class A common stock, now owned or subsequently acquired, or its Cantor units in BGC Holdings, into shares of BGC Class B common stock. As of December 31, 2020, Cantor and CFGM do not own any shares of BGC Class A common stock.

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

Registration Statements

We currently have in place an effective equity shelf registration statement on Form S-3 filed on March 9, 2018 with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock from time to time on a delayed or continuous basis. On March 9, 2018, we entered into the March 2018 Sales Agreement, pursuant to which we may offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock under the CEO Program. Proceeds from shares of BGC Class A common stock sold under this CEO Program Sales Agreement may be used for redemptions of limited partnership interests in BGC Holdings, as well as for general corporate purposes, including acquisitions and the repayment of debt. CF&Co is a wholly owned subsidiary of Cantor and an affiliate of us. Under this Sales Agreement, we have agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. For certain transactions during 2020, we paid CF&Co 1% of the gross proceeds from the sale of shares of our Class A common stock in our CEO program. As of the date of filing of this Form 10-K, we have issued and sold 17.6 million shares of BGC Class A common stock (or $210.8 million) under the March 2018 Sales Agreement, and $89.2 million of stock is remaining for sale by us under the March 2018 Sales Agreement. For additional information on the Company’s CEO Program sales agreements, see Note 16—“Related Party Transactions” to our consolidated financial statements in Part 8, Item II of this Annual Report on Form 10-K.

As of December 31, 2020, we have issued and sold 17.6 million shares of BGC Class A common stock (or $210.8 million) under the March 2018 Sales Agreement. As of March 31, 2018, we had sold all 20 million shares of BGC Class A common stock pursuant to the April 2017 Sales Agreement. We intend to use the net proceeds of any shares of BGC Class A common stock sold for general corporate purposes for potential acquisitions, redemptions of LPUs and FPUs in BGC Holdings and repurchases of shares of BGC Class A common stock from partners, executive officers and other employees of ours or our subsidiaries and of Cantor and its affiliates. Certain of such partners will be expected to use the proceeds from such sales to repay outstanding loans issued by, or credit enhanced by, Cantor, or BGC Holdings. In addition to general corporate purposes, these sales along with our share repurchase authorization are designed as a planning device in order to facilitate the redemption process. Going forward, we may redeem units and reduce our fully diluted share count under our repurchase authorization or later sell shares of BGC Class A common stock under the March 2018 Sales Agreement.

Further, we have an effective registration statement on Form S-4 filed on September 3, 2010, with respect to the offer and sale of up to 20 million shares of BGC Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of December 31, 2020, we have issued an aggregate of 14.2 million shares of BGC Class A common stock under this Form S-4 registration statement. Additionally, on September 13, 2019, we filed a registration statement on Form S-4, with respect to the offer and sale of up to 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of December 31, 2020, we have not issued any shares of BGC Class A common stock under this Form S-4 registration statement. We also have an effective shelf registration statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of BGC Class A common stock under the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan. As of December 31, 2020, we have issued approximately 0.7 million shares of BGC Class A common stock under the Dividend Reinvestment and Stock Purchase Plan.

The Compensation Committee may grant stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other equity-based awards, including to provide exchange rights for shares of BGC Class A common stock upon exchange of LPUs. On June 22, 2016, at our Annual Meeting of Stockholders, our stockholders approved our Equity Plan to increase from 350 million to 400 million the aggregate number of shares of BGC Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. As of December 31, 2020, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 118.5 million shares of BGC Class A common stock.

On July 31, 2018, we filed a registration statement on Form S-4 pursuant to which the holders of the 5.375% Senior Notes which were issued in a private placement, exchanged such notes for new registered notes with substantially identical terms.

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

As of December 31, 2020, the Company has issued 0.4 million shares of BGC Class A common stock, 0.1 million of RSUs, and paid $19.2 million in cash related to such contingent payments.

As of December 31, 2020, 1.9 million shares of the Company’s Class A common stock and 0.2 million RSUs, and $26.4 million in cash remain to be issued if the targets are met, net of forfeitures and other adjustments.

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

As of December 31, 2020, there were 2.7 million FPUs in BGC Holdings remaining, which the partnerships had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

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

GUARANTEE AGREEMENT FROM MINT BROKERS

Under rules adopted by the CFTC, all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the NFA and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. Our European-based brokers engage from time to time in interest rate swap transactions with U.S.-based counterparties, and therefore we are subject to the CFTC requirements. Mint Brokers has entered into guarantees on our behalf (and on behalf of GFI), and we are required to indemnify Mint Brokers for the amounts, if any, paid by Mint Brokers on our behalf pursuant to this arrangement. Effective April 1, 2020, these guarantees were transferred to Mint Brokers from CF&Co. During the years ended December 31, 2020 and 2019, the Company recorded expenses of $125,000 with respect to these guarantees.

BGC SUBLEASE FROM NEWMARK

In May 2020, BGC U.S. OpCo entered into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark, which sublease was approved by the Audit Committee. The deal is a one-year sublease of approximately 21,000 rentable square feet in New York City. Under the terms of the sublease, BGC U.S. OpCo will pay a fixed rent amount of $1.1 million in addition to all operating and tax expenses attributable to the lease. In connection with the sublease, BGC U.S. OpCo paid $0.8 million for the year ended December 31, 2020.

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

As of December 31, 2020, the Company had $50.0 million remaining from its debt repurchase authorization.

EQUITY METHOD INVESTMENTS

The Company was authorized to enter into loans, investments or other credit support arrangements for Aqua; such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. On February 5, 2020 and February 25, 2021, the Company’s Board and Audit Committee increased the authorized amount by an additional $2.0 million and $1.0 million respectively, to an aggregate of $20.2 million. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor (see Note 16—“Related Party Transactions,” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information).

UNIT REDEMPTIONS AND EXCHANGES—EXECUTIVE OFFICERS

On February 22, 2021, the Company granted Sean A. Windeatt 123,713 exchange rights with respect to 123,713 non-exchangeable LPUs that were previously granted to Mr. Windeatt on February 22, 2019. The resulting 123,713 exchangeable LPUs are immediately exchangeable by Mr. Windeatt for an aggregate of 123,713 shares of BGC Class A common stock. The grant was approved by the Compensation Committee. Additionally, the Compensation Committee approved the right to exchange for cash 28,477 non-exchangeable PLPUs held by Mr. Windeatt, for a payment of $178,266 for taxes when the LPU units are exchanged.

On February 22, 2021, the Company granted Shaun Lynn 558,107 exchange rights with respect to 558,107 non-exchangeable LPUs that were previously granted to Mr. Lynn on February 22, 2019. The resulting 558,107 exchangeable LPUs are immediately exchangeable by Mr. Lynn for an aggregate of 558,107 shares of BGC Class A common stock. The grant was approved by the Compensation Committee. Additionally, the Compensation Committee approved the right to exchange for cash 128,468 non-exchangeable PLPUs held by Mr. Lynn, for a payment of $804,210 for taxes when the LPU units are exchanged.

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

MARKET SUMMARY

The following table provides certain volume and transaction count information for the quarterly periods indicated:

	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Notional Volume (in billions)
Total Fully Electronic volume	$8,600	$8,383	$7,132	$8,051	$5,978
Total Hybrid volume[1]	62,056	64,298	63,873	85,290	66,996
Total Fully Electronic and Hybrid volume	$70,656	$72,681	$71,005	$93,341	$72,974
Transaction Count (in thousands, except for days)
Total Fully Electronic transactions	2,819	2,711	3,205	4,229	3,108
Total Hybrid transactions	1,129	1,115	1,333	1,513	1,165
Total Fully Electronic and Hybrid transactions	3,948	3,826	4,538	5,742	4,273
Trading days	64	64	63	62	64

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

Fully Electronic volume, including new products, was $32.2 trillion for the year ended December 31, 2020, compared to $25.0 trillion for the year ended December 31, 2019. Our Hybrid volume for the year ended December 31, 2020 was $275.5 trillion, compared to $275.9 trillion for the year ended December 31, 2019.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes certain of our contractual obligations at December 31, 2020 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt and collateralized borrowings[1]	$1,369,854	$310,212	$459,642	$600,000	—
Operating leases[2]	250,572	36,541	60,222	39,798	114,011
Interest on long-term debt and collateralized borrowings[3]	177,619	55,566	88,220	33,833	—
Short-term borrowings[4]	3,849	3,849	—	—	—
Interest on Short-term borrowings	183	183	—	—	—
One-time transition tax[5]	15,817	1,440	4,907	9,470	—
Other[6]	5,599	5,599		—	—
Total contractual obligations	$1,823,493	$413,390	$612,991	$683,101	$114,011

[1]

Long-term debt and collateralized borrowings reflects long-term borrowings of $300.0 million of the 5.125% Senior Notes due on May 27, 2021 (the $300.0 million represents the principal amount of the debt; the carrying value of the 5.125% Senior Notes as of December 31, 2020 was approximately $255.6 million), $450.0 million of the 5.375% Senior Notes due on July 24, 2023 (the $450.0 million represents the principal amount of the debt; the carrying value of the 5.375% Senior Notes as of December 31, 2020 was $446.6 million), $300.0 million of the 3.750% Senior Notes due October 1, 2024 (the $300.0 million represents the principal amount of the debt; the carrying value of the 3.750% Senior Notes as of December 31, 2020 was approximately $296.9 million), $300.0 million of the 4.375% Senior Notes due December 15, 2025 (the $300.0 million represents the principal amount of the debt; the carrying value of the 4.375% Senior Notes as of December 31, 2020 was approximately $297.0 million, $4.0 million of collateralized borrowings due May 31, 2021, $9.6 million of collateralized borrowings due April 8, 2023, and $6.3 million of collateralized borrowings due April 19, 2023. See Note 20—“Notes Payable, Other and Short-term Borrowings” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding these obligations, including timing of payments and compliance with debt covenants.
[2]

Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sublease payments to be received. There are no sublease payments to be received over the life of the agreement.

[3]

Interest on long-term debt and collateralized borrowings also includes interest on the undrawn portion of the committed unsecured senior Revolving Credit Agreement which was calculated through the maturity date of the facility, which is February 26, 2023. As of December 31, 2020, the undrawn portion of the committed unsecured Revolving Credit Agreement was $350.0 million (repaid in full).

[4]

Short-term borrowings reflects approximately $3.8 million (BRL 20.0 million) of borrowing under the Company’s committed unsecured loan agreement. See Note 20—“Notes Payable, Other and Short-term Borrowings” for more information regarding this obligation.

[5]

The Company completed the calculation of the one-time transition tax on the deemed repatriation of foreign subsidiaries’ earnings pursuant to the Tax Act and previously recorded a net cumulative tax expense of $25.0 million, net of foreign tax credits, with an election to pay the taxes over eight years with 40% to be paid in equal installments over the first five years and the remaining 60% to be paid in installments of 15%, 20% and 25% in years six, seven and eight, respectively. The cumulative remaining balance as of December 31, 2020 is $15.8 million.

[6]

Other contractual obligations reflect commitments to make charitable contributions, which are recorded as part of “Accounts payable, accrued and other liabilities” in the Company’s consolidated statements of financial condition. The amount payable each year reflects an estimate of future Charity Day obligations.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, we enter into arrangements with unconsolidated entities, including variable interest entities. See Note 17—“Investments” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to our investments in unconsolidated entities.

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

Certain LPUs are granted exchangeability into shares of BGC or Newmark Class A common stock or are redeemed in connection with the grant of BGC or Newmark Class A common stock issued; BGC Class A common stock is issued on a one-for-one basis, and Newmark Class A common stock is issued based on the number of LPUs exchanged or redeemed multiplied by the then Exchange Ratio. At the time exchangeability is granted or shares of BGC or Newmark Class A common stock are issued, we recognize an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our consolidated statements of operations. During the years ended December 31, 2020, 2019 and 2018, we incurred equity-based compensation expense of $85.0 million, $100.9 million and $150.1 million, respectively, related to LPUs and issuance of common stock.

Certain LPUs have a stated vesting schedule and do not receive quarterly allocations of net income. Compensation expense related to these LPUs is recognized over the stated service period, and these units generally vest between two and five years. During the years ended December 31, 2020, 2019 and 2018, we incurred compensation expense related to these LPUs of $74.3 million, $41.7 million, and $6.3 million, respectively. This expense is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our consolidated statements of operations.

Employee Loans: We have entered into various agreements with certain employees and partners, whereby these individuals receive loans that may be either wholly or in part repaid from distributions that the individuals receive on some or all of their LPUs and from proceeds of the sale of the employees' shares of BGC Class A common stock or may be forgiven over a period of time. Cash advance distribution loans are documented in formal agreements and are repayable in timeframes outlined in the underlying agreements. We intend for these advances to be repaid in full from the future distributions on existing and future awards granted. The distributions are treated as compensation expense when made and the proceeds are used to repay the loan. The forgivable portion of any loans is recognized as compensation expense in our consolidated statements of operations over the life of the loan. We review the loan balances each reporting period for collectability. If we determine that the collectability of a portion of the loan balances is not expected, we recognize a reserve against the loan balances. Actual collectability of loan balances may differ from our estimates.

As of December 31, 2020 and 2019, the aggregate balance of employee loans, net of reserve, was $408.1 million and $315.6 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our consolidated statements of financial condition. Compensation expense (benefit) for the above-mentioned employee loans for the years ended December 31, 2020, 2019 and 2018 was $67.0 million, $35.7 million and $16.5 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our consolidated statements of operations.

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

When reviewing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we choose to bypass the qualitative assessment, we perform a quantitative goodwill impairment analysis as follows.

The quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss should be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is deemed not to be impaired. To estimate the fair value of the reporting unit, we use a discounted cash flow model and data regarding market comparables. The valuation process requires significant judgment and involves the use of significant estimates and assumptions. These assumptions include cash flow projections, estimated cost of capital and the selection of peer companies and relevant multiples. Because assumptions and estimates are used in projecting future cash flows, choosing peer companies and selecting relevant multiples, actual results may differ from our estimates under different assumptions or conditions.

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

We also have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $0.3 million as of December 31, 2020. Investments in marketable securities carry a degree of risk, as there can be no assurance that the marketable securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of marketable securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in marketable securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in marketable securities. See Note 12—“Marketable Securities” and Note 14—“Derivatives” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding these investments and related hedging activities.

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

The majority of the Company’s foreign currency exposure is related to the U.S. Dollar versus the British Pound and the Euro. While our international results of operations, as measured in U.S. Dollars, are subject to FX fluctuations, we do not consider the related risk to be material to our results of operations. For the financial assets and liabilities denominated in the British Pound and Euro, including foreign currency hedge positions related to these currencies, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. Dollar, holding all other assumptions constant. The analysis identified the worst case scenario as the U.S. Dollar strengthening against both the Euro and the British Pound. If as of December 31, 2020, the U.S. Dollar had strengthened against both the Euro and the British Pound by 10%, the currency movements would have had an aggregate negative impact on our net income of approximately $1.5 million.

Interest Rate Risk

BGC Partners had $1,315.9 million in fixed-rate debt outstanding as of December 31, 2020. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. In addition, as of December 31, 2020, BGC Partners had no borrowings outstanding under its Revolving Credit Agreement. The interest rate on any borrowings under its Revolving Credit Agreement is based on LIBOR.

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

BGC Partners, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of BGC Partners, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of BGC Partners, Inc.  (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in equity for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), as applicable and our report dated March 1, 2021 expressed an adverse opinion thereon.

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

Accounting for Income Taxes
Description of the Matter

As discussed in Notes 3 and 23 to the consolidated financial statements, the Company is subject to income taxes in the U.S. and numerous foreign jurisdictions, which affect the Company’s provision for income taxes. The provision for income taxes is an estimate based on management’s understanding of current enacted tax laws and tax rates of each tax jurisdiction. For the year-ended December 31, 2020, the Company recognized a consolidated provision for income taxes of $21.3 million.

Auditing management’s calculation of the provision for income taxes was complex because the Company’s global structure required an assessment of the Company’s application of tax laws in multiple jurisdictions including the income tax impact of the legal entity ownership structure. The assessment of tax positions involves the evaluation and application of complex statutes, regulations, and case law which are subject to legal and factual interpretation. Our audit procedures required significant audit effort including the use of our tax professionals to assist in evaluating the provision for income taxes.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls related to the Company’s global tax structure.  For example, we tested management’s controls over the completeness and accuracy of the data utilized, the effective tax rate reconciliation and the evaluation of permanent and temporary differences within various jurisdictions.

To test the Company’s provision for income taxes and to address the risks associated with the complexity of the Company’s global tax structure, we performed audit procedures that included, among others, evaluating the income tax impact of the Company’s structure, operations and jurisdictional tax law and considered the impact of any changes in the current year. We used our tax professionals with specialized skill and knowledge to assist in evaluating the provision for income taxes including the application of relevant local and foreign tax laws to management’s calculation methodologies and tax positions. Additionally, we tested the related effective tax rate reconciliation, evaluated the tax impact of permanent and temporary differences, and tested the application of new regulations, case law, and other authoritative guidance.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

New York, New York

March 1, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of BGC Partners, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited BGC Partners, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, BGC Partners, Inc. (the “Company”) has not maintained effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the remittance of certain cash payments in the UK.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of BGC Partners, Inc. as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in equity for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and this report does not affect our report dated March 1, 2021, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York

March 1, 2021

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$593,646	$415,379
Cash segregated under regulatory requirements	257,031	220,735
Securities owned	58,572	57,525
Marketable securities	349	14,228
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	304,022	551,445
Accrued commissions and other receivables, net	739,009	788,284
Loans, forgivable loans and other receivables from employees and partners, net	408,142	315,590
Fixed assets, net	214,782	204,841
Investments	38,008	40,349
Goodwill	556,211	553,745
Other intangible assets, net	287,157	303,224
Receivables from related parties	11,953	14,273
Other assets	480,418	447,296
Total assets	$3,949,300	$3,926,914
Liabilities, Redeemable Partnership Interest, and Equity
Short-term borrowings	$3,849	$4,962
Securities loaned	—	13,902
Accrued compensation	220,726	215,085
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	179,716	416,566
Payables to related parties	36,252	72,497
Accounts payable, accrued and other liabilities	1,363,919	1,312,609
Notes payable and other borrowings	1,315,935	1,142,687
Total liabilities	3,120,397	3,178,308
Commitments, contingencies and guarantees (Note 22)
Redeemable partnership interest	20,674	23,638
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 750,000 shares authorized; 373,545 and 358,440 shares issued at December 31, 2020 and December 31, 2019, respectively; and 323,018 and 307,915 shares outstanding at December 31, 2020 and December 31, 2019, respectively	3,735	3,584
Class B common stock, par value $0.01 per share; 150,000 shares authorized; 45,884 shares issued and outstanding at each of December 31, 2020 and December 31, 2019, convertible into Class A common stock	459	459
Additional paid-in capital	2,354,492	2,272,103
Treasury stock, at cost: 50,527 and 50,525 shares of Class A common stock at December 31, 2020 and December 31, 2019, respectively	(315,313)	(315,308)
Retained deficit	(1,265,504)	(1,253,089)
Accumulated other comprehensive income (loss)	(28,930)	(33,102)
Total stockholders’ equity	748,939	674,647
Noncontrolling interest in subsidiaries	59,290	50,321
Total equity	808,229	724,968
Total liabilities, redeemable partnership interest, and equity	$3,949,300	$3,926,914

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Commissions	$1,567,668	$1,645,818	$1,511,522
Principal transactions	351,633	321,923	313,053
Fees from related parties	25,754	29,442	24,076
Data, software and post-trade	81,920	73,166	65,185
Interest and dividend income	12,332	18,319	14,404
Other revenues	17,413	15,563	9,570
Total revenues	2,056,720	2,104,231	1,937,810
Expenses:
Compensation and employee benefits	1,131,650	1,125,911	1,004,793
Equity-based compensation and allocations of net income to limited partnership units and FPUs	183,545	170,625	200,057
Total compensation and employee benefits	1,315,195	1,296,536	1,204,850
Occupancy and equipment	189,268	183,207	151,194
Fees to related parties	23,193	19,365	20,163
Professional and consulting fees	73,470	92,167	84,103
Communications	121,603	119,982	118,014
Selling and promotion	38,167	81,645	69,338
Commissions and floor brokerage	59,376	63,617	61,891
Interest expense	76,607	60,246	42,494
Other expenses	88,933	118,449	71,869
Total expenses	1,985,812	2,035,214	1,823,916
Other income (losses), net:
Gain (loss) on divestitures and sale of investments	394	18,421	—
Gains (losses) on equity method investments	5,023	4,115	7,377
Other income (loss)	1,580	30,511	50,645
Total other income (losses), net	6,997	53,047	58,022
Income (loss) from operations before income taxes	77,905	122,064	171,916
Provision (benefit) for income taxes	21,303	49,811	63,768
Consolidated net income (loss) from continuing operations	$56,602	$72,253	$108,148
Consolidated net income (loss) from discontinued operations, net of tax	—	—	178,462
Consolidated net income (loss)	$56,602	$72,253	$286,610
Less: Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries	7,694	24,691	31,293
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries	—	—	53,121
Net income (loss) available to common stockholders	$48,908	$47,562	$202,196
Per share data:
Basic earnings (loss) per share from continuing operations
Net income (loss) from continuing operations available to common stockholders	$48,908	$47,562	$76,855
Basic earnings (loss) per share from continuing operations	$0.14	$0.14	$0.24
Basic weighted-average shares of common stock outstanding	361,736	344,332	322,141
Fully diluted earnings (loss) per share from continuing operations
Net income (loss) from continuing operations for fully diluted shares	$70,430	$62,054	$76,855
Fully diluted earnings (loss) per share from continuing operations	$0.13	$0.13	$0.24
Fully diluted weighted-average shares of common stock outstanding	546,848	459,743	323,844

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Consolidated net income (loss)	$56,602	$72,253	$286,610
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	6,457	(86)	(13,543)
Benefit plans	(1,840)	(12,928)	—
Total other comprehensive income (loss), net of tax	4,617	(13,014)	(13,543)
Comprehensive income (loss)	61,219	59,239	273,067
Less: Comprehensive income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries, net of tax	8,139	20,314	29,436
Less: Comprehensive income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries, net of tax	—	—	53,121
Less: Comprehensive income (loss) attributable to noncontrolling interest in subsidiaries, net of tax	8,139	20,314	82,557
Comprehensive income (loss) attributable to common stockholders	$53,080	$38,925	$190,510

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$56,602	$72,253	$286,610
Less: Consolidated net income from discontinued operations, net of tax	—	—	(178,462)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Fixed asset depreciation and intangible asset amortization	84,115	79,466	71,495
Employee loan amortization and reserves on employee loans	67,032	35,650	16,460
Equity-based compensation and allocations of net income to limited partnership units and FPUs	183,545	170,625	200,057
Deferred compensation expense	630	5,879	5,879
Losses (gains) on equity method investments	(1,126)	(4,115)	(7,377)
Realized losses (gains) on marketable securities	(289)	(3,528)	(11,831)
Unrealized losses (gains) on marketable securities	(69)	(3,204)	2,316
Loss (gains) on other investments	431	(18,163)	(43,113)
Amortization of discount (premium) on notes payable	4,187	3,223	(1,081)
Impairment of fixed assets, intangible assets and investments	9,396	4,466	2,807
Deferred tax provision (benefit)	(16,549)	(4,196)	(23,737)
Change in estimated acquisition earn-out payables	4,661	5,622	2,885
Forfeitures of Class A common stock	—	(139)	(1,458)
Other	2,730	(5,682)	4,445
Consolidated net income (loss), adjusted for non-cash and non-operating items	395,296	338,157	325,895
Decrease (increase) in operating assets:
Securities owned	(1,346)	883	(25,401)
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	246,498	389,058	(206,051)
Accrued commissions receivable, net	44,389	(22,287)	(108,851)
Loans, forgivable loans and other receivables from employees and partners, net	(149,145)	(119,469)	(104,266)
Receivables from related parties	5,427	(4,215)	37,506
Other assets	(20,070)	5,239	(25,343)
Increase (decrease) in operating liabilities:
Repurchase agreements	—	(986)	986
Securities loaned	(13,902)	(1,238)	(129,580)
Accrued compensation	13,752	(7,231)	(49,853)
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	(235,605)	(353,313)	167,443
Payables to related parties	(38,822)	32,342	(833)
Accounts payable, accrued and other liabilities	57,791	(17,878)	51,003
Net cash provided by (used in) operating activities	$304,263	$239,062	$(67,345)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(30,829)	$(46,665)	$(24,528)
Capitalization of software development costs	(53,997)	(48,846)	(49,813)
Purchase of equity method investments	(1,458)	(1,715)	(925)
Proceeds from equity method investments	4,326	3,737	7,046
Payments for acquisitions, net of cash acquired	(7,871)	28,261	(50,562)
Proceeds from sale of marketable securities	14,237	24,626	128,018
Purchase of other assets	(2,000)	—	—
Net cash provided by (used in) investing activities	$(77,592)	$(40,602)	$9,236

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt and collateralized borrowings	$(357,789)	$(332,378)	$(449,598)
Issuance of long-term debt and collateralized borrowings, net of deferred issuance costs	524,396	709,849	639,196
Earnings distributions to limited partnership interests and other noncontrolling interests	(63,109)	(113,673)	(163,935)
Redemption and repurchase of limited partnership interests	(47,613)	(43,270)	(51,943)
Dividends to stockholders	(60,440)	(192,442)	(231,446)
Repurchase of Class A common stock	(6)	(1,236)	(10,439)
Cancellation of RSUs in satisfaction of withholding tax requirements	—	(458)	(647)
Proceeds from issuance of Class A common stock, net of costs	—	—	327,624
Payments on acquisition earn-outs	(8,540)	(8,146)	(7,924)
Net cash provided by (used in) financing activities	$(13,101)	$18,246	$50,888
Net cash provided by (used in) operating activities from discontinued operations	—	—	(748,231)
Net cash provided by (used in) investing activities from discontinued operations	—	—	18,347
Net cash provided by (used in) financing activities from discontinued operations	—	—	367,931
Effect of exchange rate changes on Cash and cash equivalents, and Cash segregated under regulatory requirements	993	2,630	(10,838)
Net increase (decrease) in Cash and cash equivalents, and Cash segregated under regulatory requirements	214,563	219,336	(380,012)
Cash and cash equivalents, and Cash segregated under regulatory requirements at beginning of period	636,114	416,778	796,790
Cash and cash equivalents, and Cash segregated under regulatory requirements at end of period	$850,677	$636,114	$416,778
Supplemental cash information:
Cash paid during the period for taxes	$41,910	$47,997	$66,540
Cash paid during the period for interest	69,572	51,776	41,951
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$11,388	$26,146	$143,232
Issuance of Class A and contingent Class A common stock and limited partnership interests for acquisitions	1,578	3,040	21,899
ROU assets and liabilities	34,456	169,065	—

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Year Ended December 31, 2018

(in thousands, except share amounts)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2018	$3,063	$348	$1,764,013	$40,472	$(303,873)	$(866,875)	$(10,486)	$501,208	$1,127,870
Consolidated net income (loss)	—	—	—	—	—	202,196	—	84,414	286,610
Other comprehensive gain, net of tax	—	—	—	—	—	—	(11,686)	(1,857)	(13,543)
Equity-based compensation, 527,951 shares	5	—	4,242	—	—	—	—	3,219	7,466
Dividends to common stockholders	—	—	—	—	—	(231,446)	—	(6,300)	(237,746)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(201,484)	(201,484)
Grant of exchangeability and redemption of limited partnership interests, issuance of 18,287,721 shares	183	—	158,913	—	—	—	—	79,556	238,652
Issuance of Class A common stock (net of costs), 26,003,424 shares	260	—	245,338	—	—	—	—	67,244	312,842
Exchange Class A to Class B common stock, 11,036,273 shares	(111)	111	—	—	—	—	—	—	—
Redemption of FPUs, 108,967 units	—	—	—	—	—	—	—	(925)	(925)
Repurchase of Class A common stock, 788,788 shares	—	—	—	—	(8,185)	—	—	(2,254)	(10,439)
Forfeitures of restricted Class A common stock, 231,602 shares	—	—	1,031	—	(2,182)	—	—	(306)	(1,457)
Contributions of capital to and from Cantor for equity-based compensation	—	—	(15,921)	—	—	(3,932)	—	(10,321)	(30,174)
Issuance of Class A common stock for acquisitions, 1,743,963 shares	17	—	46,454	(40,472)	—	—	—	1,649	7,648
Issuance of contingent shares and limited partnership interests in connection with acquisitions	—	—	—	—	—	—	—	14,251	14,251
Purchase of Newmark noncontrolling interest	—	—	—	—	—	—	—	(54)	(54)
Newmark noncontrolling interest	—	—	—	—	—	—	—	2,053	2,053
Cumulative effect of revenue standard adoption	—	—	—	—	—	16,387	—	2,303	18,690
Cumulative effect of adoption of standard on equity investments	—	—	—	—	—	1,671	(2,293)	622	—
Issuance of EPUs	—	—	—	—	—	—	—	320,786	320,786
Spin-Off of Newmark	—	—	—	—	—	(226,210)	—	(764,103)	(990,313)
Other	—	—	(617)	—	—	—	—	(335)	(952)
Balance, December 31, 2018	$3,417	$459	$2,203,453	$—	$(314,240)	$(1,108,209)	$(24,465)	$89,366	$849,781

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Year Ended December 31, 2019

(in thousands, except share amounts)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2019	$3,417	$459	$2,203,453	$(314,240)	$(1,108,209)	$(24,465)	$89,366	$849,781
Consolidated net income (loss)	—	—	—	—	47,562	—	24,691	72,253
Other comprehensive gain, net of tax	—	—	—	—	—	(8,637)	(4,377)	(13,014)
Equity-based compensation, 434,694 shares	4	—	7,066	—	—	—	3,419	10,489
Dividends to common stockholders	—	—	—	—	(192,442)	—	—	(192,442)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(89,616)	(89,616)
Grant of exchangeability and redemption of limited partnership interests, issuance of 15,008,431 shares	150	—	56,455	—	—	—	29,853	86,458
Issuance of Class A common stock (net of costs), 212,711 shares	2	—	879	—	—	—	235	1,116
Redemption of FPUs, 56,878 units	—	—	—	—	—	—	(256)	(256)
Repurchase of Class A common stock, 233,172 shares	—	—	—	(970)	—	—	(266)	(1,236)
Forfeiture of Class A common stock, 22,046 shares	—	—	(12)	(98)	—	—	(29)	(139)
Contributions of capital to and from Cantor for equity-based compensation	—	—	(382)	—	—	—	246	(136)
Issuance of Class A common stock and RSUs for acquisitions, 1,039,452 shares	11	—	4,471	—	—	—	(1,442)	3,040
Other	—	—	173	—	—	—	(1,503)	(1,330)
Balance, December 31, 2019	$3,584	$459	$2,272,103	$(315,308)	$(1,253,089)	$(33,102)	$50,321	$724,968

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Year Ended December 31, 2020

(in thousands, except share amounts)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2020	$3,584	$459	$2,272,103	$(315,308)	$(1,253,089)	$(33,102)	$50,321	$724,968
Consolidated net income (loss)	—	—	—	—	48,908	—	7,694	56,602
Other comprehensive income (loss), net of tax	—	—	—	—	—	4,172	445	4,617
Equity-based compensation, 1,133,725 shares	11	—	8,565	—		—	4,096	12,672
Dividends to common stockholders	—	—	—	—	(60,440)	—	—	(60,440)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(36,569)	(36,569)
Grant of exchangeability and redemption of limited partnership interests, issuance of 13,190,311 shares	132	—	61,766	—	—	—	31,895	93,793
Issuance of Class A common stock (net of costs), 390,570 shares	4	—	5,381	—	—	—	120	5,505
Redemption of FPUs, 730,141 units	—	—	—	—	—	—	(102)	(102)
Repurchase of Class A common stock, 2,259 shares	—	—	—	(5)	—	—	(1)	(6)
Contributions of capital to and from Cantor for equity-based compensation	—	—	3,613	—	—	—	1,906	5,519
Issuance of Class A common stock and RSUs for acquisitions, 390,775 shares	4	—	1,664	—	—	—	(90)	1,578
Cumulative effect of CECL standard adoption	—	—	—	—	(883)	—	(417)	(1,300)
Other	—	—	1,400	—	—	—	(8)	1,392
Balance, December 31, 2020	$3,735	$459	$2,354,492	$(315,313)	$(1,265,504)	$(28,930)	$59,290	$808,229

	For the Year Ended December 31,
	2020		2019		2018
Dividends declared per share of common stock	$0.17		$0.56		$0.72
Dividends declared and paid per share of common stock	$0.17		$0.56		$0.72

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

Business Overview

BGC Partners, Inc. is a leading global brokerage and financial technology company servicing the global financial markets. Through the Company’s financial service brands, including BGC, GFI, Sunrise Brokers, Besso, Ed Broking, Poten & Partners, RP Martin, CORANT, and CORANT GLOBAL, among others, the Company specializes in the brokerage of a broad range of products, including fixed income such as government bonds, corporate bonds, and other debt instruments, as well as related interest rate derivatives and credit derivatives. The Company also brokers products across FX, equity derivatives and cash equities, energy and commodities, shipping, insurance, and futures and options. The Company’s businesses also provide a wide variety of services, including trade execution, brokerage services, clearing, compression and other post-trade services, information, and other back-office services to a broad assortment of financial and non-financial institutions.

BGC Partners’ integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use Voice, Hybrid, or in many markets, Fully Electronic brokerage services in connection with transactions executed either OTC or through an exchange. Through the Company’s Fenics group of electronic brands, BGC Partners offers a number of market infrastructure and connectivity services, Fully Electronic marketplaces, and the Fully Electronic brokerage of certain products that also may trade via Voice and Hybrid execution. The full suite of Fenics offerings include Fully Electronic brokerage, market data and related information services, trade compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions. Fenics brands operate under the names Fenics, BGC Trader, CreditMatch, Fenics Market Data, BGC Market Data, kACE2, EMBonds, Capitalab, Swaptioniser, CBID and Lucera,

BGC, BGC Partners, BGC Trader, GFI, GFI Ginga, CreditMatch, Fenics, Fenics.com, Sunrise Brokers, Corant, Corant Global, Besso, Ed Broking, Poten & Partners, RP Martin, kACE2, EMBonds, Capitalab, Swaptioniser, CBID, Aqua and Lucera are trademarks/service marks, and/or registered trademarks/service marks of BGC Partners, Inc. and/or its affiliates.

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
•

the Spin-Off distribution of the shares of Newmark Class A common stock and the shares of Newmark Class B common stock held by BGC, pursuant to which shares of Newmark Class A common stock held by BGC would be distributed to the holders of shares of BGC Class A common stock and shares of Newmark Class B common stock held by BGC would be distributed to the holders of shares of BGC Class B common stock (which were Cantor and CFGM). The Spin-Off is intended to qualify as generally tax-free for U.S. federal income tax purposes.

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

Assumption and Repayment of Indebtedness by Newmark Group

In connection with the Separation, on December 13, 2017, Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the 2042 Promissory Note in relation to the 8.125% Senior Notes and the 2019 Promissory Note in relation to the 5.375% Senior Notes. Newmark repaid the $112.5 million outstanding principal amount under the 2042 Promissory Note on September 5, 2018, and repaid the $300.0 million outstanding principal amount under the 2019 Promissory Note on November 23, 2018. In addition, as part of the Separation, Newmark assumed the obligations of BGC as borrower under the Term Loan and Converted Term Loan. Newmark repaid the outstanding balance of the Term Loan as of March 31, 2018, and repaid the outstanding balance of the Converted Term Loan on November 6, 2018. In addition, on March 19, 2018, the Company borrowed $150.0 million under the BGC Credit Agreement from Cantor, and loaned Newmark $150.0 million under the Intercompany Credit Agreement on the same day. All borrowings outstanding under the Intercompany Credit Agreement were repaid on November 7, 2018. See Note 20—“Notes Payable, Other and Short-Term Borrowings” for more information on the Company’s long-term debt.

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

On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, to distribute pro-rata all of the 1,458,931 exchangeable limited partnership interests in Newmark Holdings held by BGC Holdings immediately prior to the Distribution Date to its limited partners entitled to receive distributions on their BGC Holdings units who were holders as of the Record Date (including Cantor and executive officers of BGC). The Newmark Holdings units distributed to BGC Holdings partners in the BGC Holdings Distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 449,917 Newmark Holdings units received by Cantor also into shares of Newmark Class B common stock, at the current Exchange Ratio. As of December 31, 2020, the Exchange Ratio equaled  0.9379 shares of Newmark common stock per Newmark Holdings unit (subject to adjustment).

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

During the year ended December 31 2019, the Company changed the line item formerly known as “Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock” to “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the Company’s consolidated statements of operations and consolidated statements of cash flows. The change resulted in the reclassification of amortization charges related to equity-based awards such as REUs and RSUs from “Compensation and employee benefits” to “Equity-based compensation and allocations of net income to limited partnership units and FPUs.” This change in presentation had no impact on the Company’s “Total compensation and employee benefits” nor “Total expenses.”

During the year ended December 31 2020, the Company changed the line item formerly known as “Interest income” to “Interest and dividend income” in the Company’s consolidated statements of operation. The change did not result in any reclassification of revenue, had no impact on the Company’s “Total revenues” and is viewed only as a name change to better reflect the underlying activity.

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

•	Charges related to the amortization of RSUs and LPUs, including REUs.
•	Allocations of net income to LPUs and FPUs, including the Preferred Distribution

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

Revisions of Previously Issued Financial Statements

During the fourth quarter of 2020, the Company’s management identified the theft of U.K. tax payment related funds from the Company. The theft, which occurred over several years ending September 2020, was perpetrated by two individuals associated with the Company, and did not involve the operations or business of the Company. Litigation has commenced against the two individuals seeking recovery of stolen amounts. The cumulative impact to the Company’s “Consolidated net income (loss)” as a result of the theft was determined to be $35.2 million. As a result, the Company has revised its previously issued financial statements as of and for the years ended December 31, 2019 and 2018, as well as the first three quarters of 2020 and all interim periods of 2019. The Company believes that these revisions are not material to any of the Company’s previously issued financial statements based on an analysis of quantitative and qualitative factors in accordance with the SEC Staff Bulletin Nos. 99 and 108. Accordingly, the Company has concluded that an amendment of previously filed periodic reports is not required. However, though the revisions were not material to any previously issued financial statements, correcting the accumulated adjustment in 2020 would have been material to the Company’s consolidated financial statements for the year ended December 31, 2020. Therefore, the Company has revised the historical periods in this Annual Report on Form 10-K, in addition to the historical interim periods that will be presented in the Company's prospective filings.

For more information about the revisions to the Company’s previously issued financial statements, see both Note 4—“Prior Periods’ Financial Statement Revisions” and Note 5—“Quarterly Results of Operations (Unaudited)” in the Company’s consolidated financial statements.

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

The Company has determined that the Spin-Off met the criteria for reporting the financial results of Newmark as discontinued operations within BGC’s consolidated results for all periods through the Distribution Date. Newmark’s results are presented in “Consolidated net income (loss) from discontinued operations, net of tax” and the related noncontrolling interest in Newmark and its subsidiaries is presented in “Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries” in the Company’s consolidated statements of operations for the year ended December 31, 2018. Unless otherwise noted, discussion within these Notes to the Consolidated Financial Statements relates to the Company’s continuing operations. See Note 30—“Discontinued Operations” for more information.

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

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which relates to how an entity recognizes the revenue it expects to be entitled to for the transfer of promised goods and services to customers. The ASU replaced certain previously existing revenue recognition guidance. The FASB has subsequently issued several additional amendments to the standard, including ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance on principal versus agent analysis based on the notion of control and affects recognition of revenue on a gross or net basis. The Company adopted the new revenue recognition guidance on its required effective date of January 1, 2018 using the modified retrospective transition approach applied to contracts that were not completed as of the adoption date. Accordingly, the new revenue standard is applied prospectively in the Company’s financial statements from January 1, 2018 onward and reported financial information for historical comparable periods is not revised and continues to be reported under the accounting standards in effect during those historical periods. The new revenue recognition guidance does not apply to revenues associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, and as a result, it did not have a material impact on the elements of the Company’s consolidated statements of operations most closely associated with financial instruments such as revenues from Principal transactions. As a result, the adoption of the new revenue recognition guidance as of January 1, 2018 did not have a material impact on the Company’s consolidated financial statements. Further, the adoption of the new guidance on principal versus agent considerations impacted the Company’s presentation of revenues versus expenses incurred on behalf of customers for certain commissions contracts. The Company concluded that it controls the services provided by a third party on behalf of the customers and, therefore, acts as a principal under those contracts. Accordingly, upon adoption on January 1, 2018 and going forward, for these commission-related contracts the Company began to present expenses incurred on behalf of its customers along with a corresponding reimbursement revenue on a gross basis in its consolidated statements of operations, with no impact to Net income (loss) available to common stockholders. See Note 26—“Revenues from Contracts with Customers” for additional information.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income (loss) unless the investments qualify for the new measurement alternative. The guidance also requires entities to record changes in instrument-specific credit risk for financial liabilities measured under the fair value option in other comprehensive income (loss). In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, to clarify transition and subsequent accounting for equity investments without a readily determinable fair value, among other aspects of the guidance issued in ASU No. 2016-01. The amendments in ASU No. 2018-03 were effective for fiscal years beginning January 1, 2018 and interim periods beginning July 1, 2018. The amendments and technical corrections provided in ASU No. 2018-03 could be adopted concurrently with ASU No. 2016-01, which was effective for the Company on January 1, 2018. The Company adopted both ASUs on January 1, 2018 using the modified retrospective approach for equity securities with a readily determinable fair value and the prospective method for equity investments without a readily determinable fair value. As a result, upon transition the Company recognized a cumulative-effect adjustment as a decrease to both Retained deficit and Accumulated other comprehensive income (loss) and an increase in Noncontrolling interest in subsidiaries of approximately $2.1 million, $2.9 million, and $0.8 million, respectively, on a pre-tax basis. The tax effect of the impact of the adoption was an increase to both Retained deficit and Accumulated other comprehensive income (loss) and a decrease in Noncontrolling interest in subsidiaries of approximately $0.4 million, $0.6 million, and $0.2 million, respectively.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires lessees to recognize an ROU asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. Accounting guidance for lessors is mostly unchanged. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other issues. In addition, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which provided an additional (and optional) transition method to adopt the new leases standard. Under the new transition method, a reporting entity would initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption; continue to report comparative periods presented in the financial statements in the period of adoption in accordance with legacy U.S. GAAP (i.e., ASC 840, Leases); and provide the required disclosures under ASC 840 for all periods presented under legacy U.S. GAAP. Further, ASU No. 2018-11 contains a practical expedient that allows lessors to avoid separating lease and associated non-lease components within a contract if certain criteria are met. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors, to clarify guidance for lessors on sales taxes and other similar taxes collected from lessees, certain lessor costs and recognition of variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842), Codification Improvements, to clarify certain application and transitional disclosure aspects of the new leases standard. The amendments address determination of the fair value of the underlying asset by lessors that are not manufacturers or dealers and clarify interim period transition disclosure requirements, among other issues. The guidance in ASUs No. 2016-02, 2018-10, 2018-11 and 2018-20 was effective beginning January 1, 2019, with early adoption permitted; whereas the guidance in ASU No. 2019-01 is effective beginning January 1, 2020, with early adoption permitted. The Company adopted the abovementioned standards on January 1, 2019 using the effective date as the date of initial application. Therefore, pursuant to this transition method financial information was not updated and the disclosures required under the new leases standards were not provided for dates and periods before January 1, 2019. The guidance provides a number of optional practical expedients to be utilized by lessees upon transition. Accordingly, BGC elected the “package of practical expedients,” which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. BGC did not elect the use-of-hindsight or the practical expedient pertaining to land easements, with the latter not being applicable to the Company. The standard also provides practical expedients for an entity’s ongoing accounting as a lessee. BGC elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets and lease liabilities, and this includes not recognizing ROU assets and lease liabilities for existing short-term leases of those assets upon transition. The Company also elected the practical expedient to not separate lease and non-lease components for all of leases other than leases of real estate. As a result upon adoption, acting primarily as a lessee, BGC recognized a $192.4 million ROU asset and a $206.0 million lease liability on its consolidated statements of financial condition for its real estate and equipment operating leases. The adoption of the guidance did not have a material impact on the Company’s consolidated statements of operations, consolidated statements of changes in equity and consolidated statements of cash flows. See Note 27—“Leases” for additional information on the Company’s leasing arrangements.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The guidance largely aligns the accounting for share-based payment awards issued to employees and nonemployees, whereby the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The standard became effective for the Company on January 1, 2019. The ASU was required to be applied on a prospective basis to all new awards granted after the date of adoption. In addition, any liability-classified awards that were not settled and equity-classified awards for which a measurement date had not been established by the adoption date were remeasured at fair value as of the adoption date with a cumulative effect adjustment to opening retained earnings in the year of adoption. BGC adopted this standard on its effective date. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, which requires financial assets that are measured at amortized cost to be presented, net of an allowance for credit losses, at the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets, as well as changes to credit losses during the period, are recognized in earnings. For certain PCD assets, the initial allowance for expected credit losses is recorded as an increase to the purchase price. Expected credit losses, including losses on off-balance-sheet exposures such as lending commitments, are measured based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The new standard became effective for the Company beginning January 1, 2020, under a modified retrospective approach, and early adoption was permitted. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, to clarify that operating lease receivables accounted for under ASC 842, Leases, are not in the scope of the new credit losses guidance, and, instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The ASU makes changes to the guidance introduced or amended by ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments. See below for the description of the amendments stipulated in ASU No. 2019-04. In addition, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. The amendments in this ASU allow entities, upon adoption of ASU No. 2016-13, to irrevocably elect the fair value option for financial instruments that were previously carried at amortized cost and are eligible for the fair value option under ASC 825-10, Financial Instruments: Overall. In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The amendments in this ASU require entities to include certain expected recoveries of the amortized cost basis previously written off, or expected to be written off, in the allowance for credit losses for PCD assets; provide transition relief related to troubled debt restructurings; allow entities to exclude accrued interest amounts from certain required disclosures; and clarify the requirements for applying the collateral maintenance practical expedient. The amendments in ASUs No. 2018-19, 2019-04, 2019-05 and 2019-11 were required to be adopted concurrently with the guidance in ASU No. 2016-13. BGC adopted the standards on their required effective date beginning January 1, 2020. The primary effect of adoption related to the increase in the allowances for credit losses for Accrued commissions receivable, and Loans, forgivable loans and other receivables from employees and partners. As a result, on a pre-tax basis, the Company recognized a decrease in assets and noncontrolling interest in subsidiaries, and an increase in retained deficit, of approximately $1.9 million, $0.6 million, and $1.3 million, respectively, as of January 1, 2020. The tax effect of the impact of the adoption was an increase in assets and noncontrolling interest in subsidiaries, and a decrease in retained deficit of approximately $0.6 million, $0.2 million, and $0.4 million, respectively.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the ASU, goodwill impairment testing is performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company adopted the standard on its required effective date beginning January 1, 2020, and the guidance was applied on a prospective basis starting with the goodwill impairment test during the year ended December 31, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The guidance is part of the FASB’s disclosure framework project, whose objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements. The ASU eliminates, amends and adds certain disclosure requirements for fair value measurements. The FASB concluded that these changes improve the overall usefulness of the footnote disclosures for financial statement users and reduce costs for preparers. Certain disclosures are required to be applied prospectively and other disclosures need to be adopted retrospectively in the period of adoption. As permitted by the transition guidance in the ASU, the Company early adopted, eliminated and modified disclosure requirements as of September 30, 2018. The early adoption of this guidance did not have an impact on the Company’s consolidated financial statements. The additional disclosure requirements were adopted by BGC beginning January 1, 2020, and the adoption of these fair value measurement disclosures did not have an impact on the Company’s consolidated financial statements. See Note 15—“Fair Value of Financial Assets and Liabilities” for additional information.

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

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The ASU amends guidance introduced or amended by ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, and ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments to ASU No. 2016-13 clarify the scope of the credit losses standard and address guidance related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other issues. With respect to amendments to ASU No. 2017-12, the guidance addresses partial-term fair value hedges, fair value hedge basis adjustments, and certain transition requirements, along with other issues. The clarifying guidance pertaining to ASU No. 2016-01 requires an entity to remeasure an equity security without a readily determinable fair value accounted for under the measurement alternative at fair value in accordance with guidance in ASC 820, Fair Value Measurement; specifies that equity securities without a readily determinable fair value denominated in nonfunctional currency must be remeasured at historical exchange rates; and provides fair value measurement disclosure guidance. BGC adopted the standard on the required effective date beginning January 1, 2020. The adoption of the hedge accounting and the recognition and measurement guidance amendments did not have a material impact on the Company’s consolidated financial statements. See above for the impact of adoption of the amendments related to the credit losses standard.

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

New Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU is part of the FASB’s simplification initiative; and it is expected to reduce cost and complexity related to accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740, Income Taxes related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The new standard became effective for the Company beginning January 1, 2021 and, with certain exceptions, will be applied prospectively.

In January 2020, the FASB issued ASU No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the FASB Emerging Issues Task Force). These amendments improve previous guidance by reducing diversity in practice and increasing comparability of the accounting for the interactions between these codification topics as they pertain to certain equity securities, investments under the equity method of accounting and forward contracts or purchased options to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option. The new standard became effective for the Company beginning January 1, 2021 and will be applied prospectively. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, and borrowings) necessitated by reference rate reform as entities transition away from LIBOR and other interbank offered rates to alternative reference rates. This ASU also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. Application of the guidance is optional and only available in certain situations. The ASU is effective upon issuance and generally can be applied through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this standard are elective and principally apply to entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform (referred to as the “discounting transition”). The standard expands the scope of ASC 848, Reference Rate Reform and allows entities to elect optional expedients to derivative contracts impacted by the discounting transition. Similar to ASU No. 2020-04, provisions of this ASU are effective upon issuance and generally can be applied through December 31, 2022. Management is evaluating and planning for adoption of the new guidance, including forming a cross-functional LIBOR transition team to determine the Company’s transition plan and facilitate an orderly transition to alternative reference rates, and continuing its assessment on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The standard is expected to reduce complexity and improve comparability of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The ASU also enhances information transparency by making targeted improvements to the related disclosures guidance. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The new standard will become effective for the Company beginning January 1, 2022 and can be applied using either a modified retrospective or a fully retrospective method of transition. Early adoption is permitted, but no earlier than beginning January 1, 2021. Management is currently evaluating the impact of the new standard on the Company’s consolidated financial statements.

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements. The standard amends the Codification by moving existing disclosure requirements to (or adding appropriate references in) the relevant disclosure sections. The ASU also clarifies various provisions of the Codification by amending and adding new headings, cross-referencing, and refining or correcting terminology. The new standard became effective for the Company beginning January 1, 2021 and can be applied using either a modified retrospective or a fully retrospective method of transition. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

As a result of the Separation, limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time who held a BGC Holdings limited partnership interest received a corresponding Newmark Holdings limited partnership interest, determined by the Contribution Ratio, which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2, divided by the Exchange Ratio. Initially, the Exchange Ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the Exchange Ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. The Exchange Ratio as of December 31, 2020 equaled 0.9379.

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

Cantor Units

Cantor holds limited partnership interests in BGC Holdings. Cantor units are reflected as a component of “Noncontrolling interest in subsidiaries” in the Company’s consolidated statements of financial condition. Cantor receives allocations of net income (loss), which are cash distributed on a quarterly basis and are reflected as a component of “Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries” in the Company’s consolidated statements of operations. In addition, Cantor holds limited partnership interests in Newmark Holdings, which were reflected as a component of “Noncontrolling interest in subsidiaries” in the Company’s consolidated statements of financial condition until the Spin-Off. The allocations of net income (loss) Cantor received for its interests in Newmark Holdings, which was cash distributed on a quarterly basis, were reflected as a component of “Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries” in the Company’s consolidated statements of operations until the Spin-Off. Cantor units in BGC Holdings are generally exchangeable for up to 23.6 million shares of BGC Class B common stock.

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

Each quarter, net income (loss) is allocated between the limited partnership interests and the Company’s common stockholders. In quarterly periods in which the Company has a net loss, the loss allocation for FPUs, LPUs and Cantor units in BGC Holdings is allocated to Cantor and reflected as a component of “Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries” in the Company’s consolidated statements of operations. In subsequent quarters in which the Company has net income, the initial allocation of income to the limited partnership interests in BGC Holdings is to Cantor and is recorded as “Net income (loss) from continuing operations attributable to noncontrolling interests in subsidiaries,” to recover any losses taken in earlier quarters, with the remaining income allocated to the limited partnership interests. This income (loss) allocation process has no impact on the net income (loss) allocated to common stockholders. In addition, in quarterly periods in which Newmark has a net loss, the loss allocation for FPUs, LPUs and Cantor units in Newmark Holdings is allocated to Cantor. In subsequent quarters in which Newmark has net income, the initial allocation of income to limited partnership interests in Newmark Holdings is allocated to Cantor to recover any losses taken in earlier quarters, with the remaining income allocated to the limited partnership interests. These income (loss) allocations to Cantor by Newmark have no impact on BGC’s consolidated statements of operations following the Spin-Off.

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

The accounting policies described below were updated pursuant to the adoption of the U.S. GAAP standard on Revenue from Contracts with Customers and related amendments on January 1, 2018. These revenue recognition policy updates have been applied prospectively in the Company’s consolidated financial statements from January 1, 2018 onward. See Note 26—“Revenue from Contracts with Customers” for additional information.

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

Other Revenues:

Other revenues are earned from various sources, including underwriting and advisory fees.

Other Income (Losses), Net:

Gain (Loss) on Divestiture and Sale of Investments:

Gain (loss) on divestiture and sale of investments is comprised of gains or losses recorded in connection with the divestiture of certain businesses or sale of investments (see Note 7—“Divestitures”).

Gains (Losses) on Equity Method Investments:

Gains (losses) on equity method investments represent the Company’s pro-rata share of the net gains or losses on investments over which the Company has significant influence but which it does not control.

Other Income (Loss):

Other income (loss) is primarily comprised of gains or losses associated with the movements related to the changes in fair value and/or hedges on marketable equity securities and investments carried under the measurement alternative (see Note 12—“Marketable Securities” and Note 17—“Investments”).

Segments:

Prior to the Spin-Off, the Company’s operations consisted of two reportable segments, Financial Services and Real Estate Services. As a result of the Spin-Off, the Company has one reportable segment (see Note 25—“Segment, Geographic and Product Information”).

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

In addition, BGC premiums collected from insureds but not yet remitted to insurance companies and claims collected from insurance companies but not yet remitted to insureds are recorded as “Cash segregated under regulatory requirements,” and the corresponding liability is recorded as “Accounts payable, accrued and other liabilities” in the Company’s consolidated statements of financial condition.

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

See Note 15— “Fair Value of Financial Assets and Liabilities” for more information on the fair value of financial assets and liabilities.

Marketable Securities:

Marketable securities comprise equity securities with readily determinable fair value. These securities are held for investment purposes and accounted for in accordance with the U.S. GAAP guidance, Investments—Debt and Equity Securities. In accordance with the guidance on recognition and measurement of equity investments, the Company carries its marketable equity securities at fair value and recognizes any changes in fair value currently within “Other income (loss)” in the Company’s consolidated statements of operations. See Note 12—“Marketable Securities” for additional information.

Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers:

Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent principal transactions for which the stated settlement dates have not yet been reached and principal transactions which have not settled as of their stated settlement dates, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, and spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges. Also included are amounts related to open derivative contracts, which are generally executed on behalf of the Company’s customers. A portion of the unsettled principal transactions and open derivative contracts that constitute receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers are with related parties (see Note 16—“Related Party Transactions” for more information regarding these receivables and payables).

Current Expected Credit Losses (CECL)

The accounting policy changes described below were updated pursuant to the adoption of ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments and related amendments on January 1, 2020. These policy updates have been applied using the modified retrospective approach in the Company’s consolidated financial statements from January 1, 2020 onward. Financial information for the historical comparable periods was not revised and continues to be reported under the accounting standards in effect during those historical periods. In accordance with the guidance in ASC Topic 326, the Company presents its financial assets that are measured at amortized cost, net of an allowance for credit losses, which represents the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets carried at amortized cost, as well as changes to expected lifetime credit losses during the period, are recognized in earnings. The CECL methodology represents a significant change from prior U.S. GAAP and replaced the prior multiple impairment methods, which generally required that a loss be incurred before it was recognized. Within the life cycle of a loan or other financial asset in scope, the methodology generally results in the earlier recognition of the provision for credit losses and the related allowance for credit losses than under prior U.S. GAAP. The CECL methodology’s impact on expected credit losses, among other things, reflects the Company’s view of the current state of the economy, forecasted macroeconomic conditions and the Company’s portfolios. Refer to Note 28—“Current Expected Credit Losses (CECL)” for additional information.

Accrued Commissions and Other Receivables, Net:

The Company has accrued commissions receivable from securities and commodities transactions. Accrued commissions receivable are presented net of allowance for doubtful accounts of approximately $14.0 million and $10.5 million as of December 31, 2020 and 2019, respectively. The allowance is based on management’s estimate and reviewed periodically based on the facts and circumstances of each outstanding receivable.

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

The PD rate is sourced from Moody’s Annual Default Study for Corporates and it corresponds to the 1983-2020 average 1-year default rate by rating. The Moody’s quarterly updated data is used as well, if deemed appropriate. A significant number of the Company’s counterparties are publicly rated, and, therefore, the Moody’s PD rate is used as a proxy based on the counterparty’s external rating. In addition, the Company maintains internal obligor ratings that map to Moody’s long-term ratings.

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

In accordance with the guidance on recognition and measurement of equity investments, the Company has elected to use a measurement alternative for its equity investments without a readily determinable fair value, pursuant to which these investments are initially recognized at cost and remeasured through earnings when there is an observable transaction involving the same or similar investment of the same issuer, or due to an impairment. See Note 15—“Fair Value of Financial Assets and Liabilities” and Note 17—“Investments” for additional information.

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

The accounting policies described below were updated pursuant to the adoption of the U.S. GAAP standard on Leases and related amendments on January 1, 2019. These policy updates have been applied using the modified retrospective approach in the Company’s consolidated financial statements from January 1, 2019 onward. Financial information for the year ended December 31, 2018 was not revised and continues to be reported under the previous accounting guidance on leases in effect during that historical period.

BGC determines whether an arrangement is a lease at inception. ROU lease assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent BGC’s obligation to make lease payments arising from the lease. Other than for leases with an initial term of twelve months or less, operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. Lease expense pertaining to operating leases is recognized on a straight-line basis over the lease term. Refer to Note 27—“Leases” for additional information.

Goodwill and Other Intangible Assets, Net:

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. As prescribed in the U.S. GAAP guidance, Intangibles—Goodwill and Other, goodwill and other indefinite-lived intangible assets are not amortized, but instead are periodically tested for impairment. The Company reviews goodwill and other indefinite-lived intangible assets for impairment on an annual basis during the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount. When reviewing goodwill for impairment, BGC first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company performed impairment evaluations for the years ended December 31, 2020, 2019 and 2018 and concluded that there was no impairment of its goodwill during any of these periods. There was no impairment charge recognized for the Company’s indefinite-lived intangible assets other than goodwill for the years ended December 31, 2020, 2019 and 2018.

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

Following the Spin-Off, certain limited partnership units in BGC Holdings are granted exchangeability or redeemed in connection with the grant of shares of BGC Class A common stock on a one-for-one basis (subject to adjustment), and certain limited partnership units in Newmark Holdings are granted exchangeability or redeemed in connection with the grant of shares of Newmark Class A common stock based on the exchange ratio at the time. At the time exchangeability or redemption is granted for BGC employees, the Company recognizes an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the Company’s consolidated statements of operations.

Further, certain LPUs in BGC Holdings and Newmark Holdings have a stated vesting schedule and do not receive quarterly allocations of net income.  The grant-date fair value of these LPUs is amortized to expense ratably over the awards’ expected vesting periods. The non-cash equity-based amortization expense is reflected as a component of “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the Company’s consolidated statements of operations.

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

Contingent Class A Common Stock:

In connection with certain acquisitions, the Company committed to issue shares of the Company’s Class A common stock upon the achievement of certain performance targets. The contingent shares met the criteria for liability classification, are measured at fair value on a recurring basis and presented in “Accounts payable, accrued and other liabilities” in the Company’s consolidated statements of financial condition. Realized and unrealized gains (losses) resulting from changes in fair value are reported in “Other income (loss)” in the Company’s consolidated statements of operations.

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

4.	Prior Periods’ Financial Statement Revisions

During the fourth quarter of 2020, the Company’s management identified the theft of U.K. tax payment related funds from the Company. The theft, which occurred over several years ending September 2020, was perpetrated by two individuals associated with the Company, and did not involve the operations or business of the Company. Litigation has commenced against the two individuals seeking recovery of stolen amounts. The cumulative impact to the Company’s ”Consolidated net income (loss)” as a result of the theft was determined to be $35.2 million. As a result, the Company has revised its previously issued financial statements as of and for the years ended December 31, 2019 and 2018, as well as the first three quarters of 2020 and all interim periods of 2019.

The Company assessed the materiality of these revisions on prior periods’ financial statements in accordance with SEC Staff Accounting Bulletin Topic 1.M, Materiality, codified in ASC Topic 250, Accounting Changes and Error Corrections, and concluded that the revisions were not material to the prior annual or interim periods. Although the revisions were not material to any previously issued financial statements, correcting the accumulated revision in 2020 would have been material to the Company’s consolidated financial statements for the year ended December 31, 2020. Accordingly, the Company has concluded that an amendment of previously filed periodic reports is not required. Therefore, the Company has revised the historical periods in this Annual Report on Form 10-K, and the historical interim periods that will be presented in the Company's prospective filings. The Company is revising other prior period financial statements to reflect certain previously unrecorded immaterial adjustments, primarily related to BGC’s provision (benefit) for income taxes, in the Company’s consolidated financial statements for the periods stated above. The accompanying notes to the consolidated financial statements further reflect the impact of these revisions. The Company has also reflected the impact of these revisions in the applicable unaudited quarterly financial results presented in Note 5—“Quarterly Results of Operations (Unaudited).”

The following table includes the effects of the revisions on the "Additional paid-in capital", "Retained deficit" and “Noncontrolling interest in subsidiaries” beginning balances as of January 1, 2018 which represents the cumulative impact to periods prior to 2018.

	As of January 1, 2018
	As Reported	Adjustments	As Revised
Additional paid-in capital	$1,763,371	$642	$1,764,013
Retained deficit	$(859,009)	$(7,866)	$(866,875)
Noncontrolling interest in subsidiaries	$505,855	$(4,647)	$501,208

The following table presents the effect of the resulting revision on the consolidated statements of financial condition as of December 31, 2019.

	December 31, 2019
	As Reported	Adjustments	As Revised
Assets
Accrued commissions and other receivables, net	778,415	9,869	788,284
Other assets	446,371	925	447,296
Total assets	$3,916,120	$10,794	$3,926,914
Liabilities, Redeemable Partnership Interest, and Equity
Accounts payable, accrued and other liabilities	1,283,046	29,563	1,312,609
Total liabilities	3,148,745	29,563	3,178,308
Equity
Stockholders’ equity:
Additional paid-in capital	2,271,947	156	2,272,103
Retained deficit	(1,241,754)	(11,335)	(1,253,089)
Total stockholders’ equity	685,826	(11,179)	674,647
Noncontrolling interest in subsidiaries	57,911	(7,590)	50,321
Total equity	743,737	(18,769)	724,968
Total liabilities, redeemable partnership interest, and equity	$3,916,120	$10,794	$3,926,914

The following tables present the effect of the resulting revision on the consolidated statements of operations for the years ended December 31, 2019 and 2018.

	Year Ended December 31, 2019
	As Reported	Adjustments	As Revised
Expenses:
Compensation and employee benefits	1,127,911	(2,000)	1,125,911
Equity-based compensation and allocations of net income to limited partnership units and FPUs	165,612	5,013	170,625
Total compensation and employee benefits	1,293,523	3,013	1,296,536
Occupancy and equipment	184,807	(1,600)	183,207
Interest expense	59,077	1,169	60,246
Other expenses	107,423	11,026	118,449
Total expenses	2,021,606	13,608	2,035,214
Other income (losses), net:
Other income (loss)	32,953	(2,442)	30,511
Total other income (losses), net	55,489	(2,442)	53,047
Income (loss) from operations before income taxes	138,114	(16,050)	122,064
Provision (benefit) for income taxes	53,171	(3,360)	49,811
Consolidated net income (loss)	$84,943	$(12,690)	$72,253
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	29,236	(4,545)	24,691
Net income (loss) available to common stockholders	$55,707	$(8,145)	$47,562
Per share data:
Basic earnings (loss) per share
Net income (loss) available to common stockholders	$55,707	$(8,145)	$47,562
Basic earnings (loss) per share	$0.16	$(0.02)	$0.14
Basic weighted-average shares of common stock outstanding	344,332	—	344,332
Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$83,531	$(21,477)	$62,054
Fully diluted earnings (loss) per share	$0.16	$(0.03)	$0.13
Fully diluted weighted-average shares of common stock outstanding	524,550	(64,807)	459,743

	Year Ended December 31, 2018
	As Reported	Adjustments	As Revised
Expenses:
Compensation and employee benefits	1,001,623	3,170	1,004,793
Equity-based compensation and allocations of net income to limited partnership units and FPUs	205,070	(5,013)	200,057
Total compensation and employee benefits	1,206,693	(1,843)	1,204,850
Occupancy and equipment	149,594	1,600	151,194
Interest expense	41,733	761	42,494
Other expenses	64,309	7,560	71,869
Total expenses	1,815,838	8,078	1,823,916
Other income (losses), net:
Other income (loss)	50,468	177	50,645
Total other income (losses), net	57,845	177	58,022
Income (loss) from operations before income taxes	179,817	(7,901)	171,916
Provision (benefit) for income taxes	76,120	(12,352)	63,768
Consolidated net income (loss) from continuing operations	$103,697	$4,451	$108,148
Consolidated net income (loss) from discontinued operations, net of tax	176,169	2,293	178,462
Consolidated net income (loss)	$279,866	$6,744	$286,610
Less: Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries	29,993	1,300	31,293
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries	52,353	768	53,121
Net income (loss) available to common stockholders	$197,520	$4,676	$202,196
Per share data:
Basic earnings (loss) per share from continuing operations
Net income (loss) from continuing operations available to common stockholders	$73,704	$3,151	$76,855
Basic earnings (loss) per share from continuing operations	$0.23	$0.01	$0.24
Basic weighted-average shares of common stock outstanding	322,141	—	322,141
Fully diluted earnings (loss) per share from continuing operations
Net income (loss) from continuing operations for fully diluted shares	$73,704	$3,151	$76,855
Fully diluted earnings (loss) per share from continuing operations	$0.23	$0.01	$0.24
Fully diluted weighted-average shares of common stock outstanding	323,844	—	$323,844

The following tables present the effect of the resulting revision on the consolidated statements of cash flows for the years ended December 31, 2019 and 2018.

	Year Ended December 31, 2019
	As Reported	Adjustments	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$84,943	$(12,690)	$72,253
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Equity-based compensation and allocations of net income to limited partnership units and FPUs	165,612	5,013	170,625
Loss (gains) on other investments	(22,785)	4,622	(18,163)
Deferred tax provision (benefit)	(1,803)	(2,393)	(4,196)
Consolidated net income (loss), adjusted for non-cash and non-operating items	343,605	(5,448)	338,157
Decrease (increase) in operating assets:
Accrued commissions receivable, net	(12,418)	(9,869)	(22,287)
Other assets	3,784	1,455	5,239
Increase (decrease) in operating liabilities:
Accrued compensation	(4,131)	(3,100)	(7,231)
Accounts payable, accrued and other liabilities	(34,840)	16,962	(17,878)
Net cash provided by (used in) operating activities	$239,062	$—	$239,062
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	$(40,602)	$—	$(40,602)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by (used in) financing activities	$18,246	$—	$18,246
Effect of exchange rate changes on Cash and cash equivalents, and Cash segregated under regulatory requirements	2,630	—	2,630
Net increase (decrease) in Cash and cash equivalents, and Cash segregated under regulatory requirements	219,336	$—	219,336
Cash and cash equivalents, and Cash segregated under regulatory requirements at beginning of period	416,778	—	416,778
Cash and cash equivalents, and Cash segregated under regulatory requirements at end of period	$636,114	$—	$636,114

	Year Ended December 31, 2018
	As Reported	Adjustments	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$279,866	$6,744	$286,610
Less: Consolidated net income from discontinued operations, net of tax	(176,169)	(2,293)	(178,462)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Employee loan amortization and reserves on employee loans	13,015	3,445	16,460
Equity-based compensation and allocations of net income to limited partnership units and FPUs	205,070	(5,013)	200,057
Loss (gains) on other investments	(38,491)	(4,622)	(43,113)
Deferred tax provision (benefit)	(22,635)	(1,102)	(23,737)
Other	—	4,445	4,445
Consolidated net income (loss), adjusted for non-cash and non-operating items	324,291	1,604	325,895
Decrease (increase) in operating assets:
Reverse repurchase agreements	986	(986)	—
Other assets	(30,924)	5,581	(25,343)
Increase (decrease) in operating liabilities:
Repurchase agreements	—	986	986
Accrued compensation	(52,953)	3,100	(49,853)
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	165,517	1,926	167,443
Accounts payable, accrued and other liabilities	63,214	(12,211)	51,003
Net cash provided by (used in) operating activities	$(67,345)	$—	$(67,345)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	$9,236	$—	$9,236
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by (used in) financing activities	$50,888	$—	$50,888
Net cash provided by (used in) operating activities from discontinued operations	(748,231)	—	(748,231)
Net cash provided by (used in) investing activities from discontinued operations	18,347	—	18,347
Net cash provided by (used in) financing activities from discontinued operations	367,931	—	367,931
Effect of exchange rate changes on Cash and cash equivalents, and Cash segregated under regulatory requirements	(10,838)	—	(10,838)
Net increase (decrease) in Cash and cash equivalents, and Cash segregated under regulatory requirements	(380,012)	$—	(380,012)
Cash and cash equivalents, and Cash segregated under regulatory requirements at beginning of period	796,790	—	796,790
Cash and cash equivalents, and Cash segregated under regulatory requirements at end of period	$416,778	$—	$416,778

The following tables present the effect of the resulting revision on the consolidated statements of changes in equity for the years ended December 31, 2019 and 2018.

	BGC Partners, Inc. Stockholders
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
	Additional Paid-in Capital	Additional Paid-in Capital	Additional Paid-in Capital	Retained Deficit	Retained Deficit	Retained Deficit	Noncontrolling Interest in Subsidiaries	Noncontrolling Interest in Subsidiaries	Noncontrolling Interest in Subsidiaries	Total	Total	Total
Balance, January 1, 2019	$2,208,221	$(4,768)	$2,203,453	$(1,105,019)	$(3,190)	$(1,108,209)	$94,801	$(5,435)	$89,366	$863,174	$(13,393)	$849,781
Consolidated net income (loss)	—	—	—	55,707	(8,145)	47,562	29,236	(4,545)	24,691	84,943	(12,690)	72,253
Grant of exchangeability and redemption of limited partnership interests, issuance of 15,008,431 shares	51,531	4,924	56,455	—	—	—	27,463	2,390	29,853	79,144	7,314	86,458
Balance, December 31, 2019	$2,271,947	$156	$2,272,103	$(1,241,754)	$(11,335)	$(1,253,089)	$57,911	$(7,590)	$50,321	$743,737	$(18,769)	$724,968

	BGC Partners, Inc. Stockholders
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
	Additional Paid-in Capital	Additional Paid-in Capital	Additional Paid-in Capital	Retained Deficit	Retained Deficit	Retained Deficit	Noncontrolling Interest in Subsidiaries	Noncontrolling Interest in Subsidiaries	Noncontrolling Interest in Subsidiaries	Total	Total	Total
Balance, January 1, 2018	$1,763,371	$642	$1,764,013	$(859,009)	$(7,866)	$(866,875)	$505,855	$(4,647)	$501,208	$1,139,741	$(11,871)	$1,127,870
Consolidated net income (loss)	—	—	—	197,520	4,676	202,196	82,346	2,068	84,414	279,866	6,744	286,610
Grant of exchangeability and redemption of limited partnership interests, issuance of 18,287,721 shares	163,706	(4,793)	158,913	—	—	—	82,077	(2,521)	79,556	245,966	(7,314)	238,652
Other	—	(617)	(617)	—	—	—	—	(335)	(335)	—	(952)	(952)
Balance, December 31, 2018	$2,208,221	$(4,768)	$2,203,453	$(1,105,019)	$(3,190)	$(1,108,209)	$94,801	$(5,435)	$89,366	$863,174	$(13,393)	$849,781

Certain prior period line items in the consolidated statements of comprehensive income (loss) were affected by the revisions of previously issued financial statements. All of the changes in the consolidated statements of comprehensive income were related to the change in net income, which has been addressed through the preceding disclosures.

5.	Quarterly Results of Operations (Unaudited)

The following tables present the revisions to the Company’s previously issued financial statements for the relevant quarterly periods of 2020 and 2019.

As described in Note 4—“Prior Periods’ Financial Statement Revisions,” during 2020 the Company’s management identified the theft of U.K. tax payment related funds from the Company. As a result, the Company has revised its previously issued financial statements. The effect of the revision on the 2020 and 2019 previously issued unaudited quarterly financial results is presented in the tables below. Certain prior period line items in the consolidated statements of comprehensive income (loss) were affected by the revisions of previously issued financial statements, in which all of the changes were related to the change in net income.

	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
		(As Revised)	(As Revised)	(As Revised)
Revenues:
Commissions	$377,146	$352,027	$382,640	$455,855
Principal transactions	73,687	65,182	99,453	113,311
Fees from related parties	4,857	8,814	6,562	5,521
Data, software and post-trade	20,860	21,523	20,139	19,398
Interest and dividend income	(783)	2,418	6,536	4,161
Other revenues	3,659	5,075	3,758	4,921
Total revenues	479,426	455,039	519,088	603,167
Expenses:
Compensation and employee benefits	258,687	244,419	283,616	344,928
Equity-based compensation and allocations of net income to limited partnership units and FPUs	80,515	33,007	27,819	42,204
Total compensation and employee benefits	339,202	277,426	311,435	387,132
Occupancy and equipment	45,723	45,224	47,247	51,074
Fees to related parties	4,954	7,610	5,194	5,435
Professional and consulting fees	18,072	15,637	19,805	19,956
Communications	30,470	30,088	30,524	30,521
Selling and promotion	6,891	5,943	6,634	18,699
Commissions and floor brokerage	13,646	12,933	13,520	19,277
Interest expense	21,811	19,665	17,625	17,506
Other expenses	21,574	28,348	21,480	17,531
Total expenses	502,343	442,874	473,464	567,131
Other income (losses) , net:
Gain (loss) on divestitures and sale of investments	403	(9)	—	—
Gains (losses) on equity method investments	1,354	1,527	1,119	1,023
Other income (loss)	1,687	4,779	1,129	(6,015)
Total other income (losses), net	3,444	6,297	2,248	(4,992)
Income (loss) from operations before income taxes	(19,473)	18,462	47,872	31,044
Provision (benefit) for income taxes	(6,729)	8,558	8,599	10,875
Consolidated net income (loss)	$(12,744)	$9,904	$39,273	$20,169
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	(10,406)	251	11,354	6,495
Net income (loss) available to common stockholders	$(2,338)	$9,653	$27,919	$13,674
Per share data:
Basic earnings (loss) per share
Net income (loss) available to common stockholders	$(2,338)	$9,653	$27,919	$13,674
Basic earnings (loss) per share	$(0.01)	$0.03	$0.08	$0.04
Basic weighted-average shares of common stock outstanding	365,259	363,244	360,614	358,001
Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$(2,338)	$15,278	$40,173	$19,325
Fully diluted earnings (loss) per share	$(0.01)	$0.03	$0.07	$0.04
Fully diluted weighted-average shares of common stock outstanding	365,259	549,244	546,123	538,442

	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(As Revised)
Revenues:
Commissions	$382,897	$409,765	$422,974	$430,182
Principal transactions	71,725	75,536	90,432	84,230
Fees from related parties	8,218	8,208	7,221	5,795
Data, software and post-trade	18,151	18,364	18,741	17,910
Interest and dividend income	2,865	3,976	7,813	3,665
Other revenues	3,300	5,288	4,006	2,969
Total revenues	487,156	521,137	551,187	544,751
Expenses:
Compensation and employee benefits	268,696	278,744	290,271	288,200
Equity-based compensation and allocations of net income to limited partnership units and FPUs	69,389	44,093	45,002	12,141
Total compensation and employee benefits	338,085	322,837	335,273	300,341
Occupancy and equipment	47,387	44,709	45,109	46,002
Fees to related parties	2,858	7,123	6,457	2,927
Professional and consulting fees	27,553	21,262	23,347	20,005
Communications	29,715	29,882	29,974	30,411
Selling and promotion	21,432	20,320	21,491	18,402
Commissions and floor brokerage	16,377	15,831	16,791	14,618
Interest expense	16,354	15,403	15,136	13,353
Other expenses	29,487	42,257	21,354	25,351
Total expenses	529,248	519,624	514,932	471,410
Other income (losses) , net:
Gain (loss) on divestitures and sale of investments	(14)	—	(1,619)	20,054
Gains (losses) on equity method investments	1,064	1,530	738	783
Other income (loss)	11,642	2,095	194	16,580
Total other income (losses), net	12,692	3,625	(687)	37,417
Income (loss) from operations before income taxes	(29,400)	5,138	35,568	110,758
Provision (benefit) for income taxes	4,075	6,691	13,261	25,784
Consolidated net income (loss)	$(33,475)	$(1,553)	$22,307	$84,974
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	(12,914)	4,752	8,335	24,518
Net income (loss) available to common stockholders	$(20,561)	$(6,305)	$13,972	$60,456
Per share data:
Basic earnings (loss) per share
Net income (loss) available to common stockholders	$(20,561)	$(6,305)	$13,972	$60,456
Basic earnings (loss) per share	$(0.06)	$(0.02)	$0.04	$0.18
Basic weighted-average shares of common stock outstanding	351,431	346,060	341,272	338,403
Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$(20,561)	$(6,305)	$21,549	$88,670
Fully diluted earnings (loss) per share	$(0.06)	$(0.02)	$0.04	$0.17
Fully diluted weighted-average shares of common stock outstanding	351,431	346,060	522,984	516,066

	Three Months Ended September 30, 2020
	As Reported	Adjustments	As Revised
Expenses:
Compensation and employee benefits	244,240	179	244,419
Total compensation and employee benefits	277,247	179	277,426
Interest expense	19,488	177	19,665
Other expenses	18,458	9,890	28,348
Total expenses	432,628	10,246	442,874
Income (loss) from operations before income taxes	28,708	(10,246)	18,462
Provision (benefit) for income taxes	3,778	4,780	8,558
Consolidated net income (loss)	$24,930	$(15,026)	$9,904
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	5,549	(5,298)	251
Net income (loss) available to common stockholders	$19,381	$(9,728)	$9,653
Per share data:
Basic earnings (loss) per share
Net income (loss) available to common stockholders	$19,381	$(9,728)	$9,653
Basic earnings (loss) per share	$0.05	$(0.02)	$0.03
Basic weighted-average shares of common stock outstanding	363,244	—	363,244
Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$29,575	$(14,297)	$15,278
Fully diluted earnings (loss) per share	$0.05	$(0.02)	$0.03
Fully diluted weighted-average shares of common stock outstanding	549,244	—	549,244

	Three Months Ended June 30, 2020
	As Reported	Adjustments	As Revised
Expenses:
Compensation and employee benefits	283,437	179	283,616
Total compensation and employee benefits	311,256	179	311,435
Interest expense	17,457	168	17,625
Other expenses	21,499	(19)	21,480
Total expenses	473,136	328	473,464
Income (loss) from operations before income taxes	48,200	(328)	47,872
Provision (benefit) for income taxes	8,641	(42)	8,599
Consolidated net income (loss)	$39,559	$(286)	$39,273
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	11,460	(106)	11,354
Net income (loss) available to common stockholders	$28,099	$(180)	$27,919
Per share data:
Basic earnings (loss) per share
Net income (loss) available to common stockholders	$28,099	$(180)	$27,919
Basic earnings (loss) per share	$0.08	$—	$0.08
Basic weighted-average shares of common stock outstanding	360,614	—	360,614
Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$40,436	$(263)	$40,173
Fully diluted earnings (loss) per share	$0.07	$—	$0.07
Fully diluted weighted-average shares of common stock outstanding	546,123	—	546,123

	Three Months Ended March 31, 2020
	As Reported	Adjustments	As Revised
Expenses:
Compensation and employee benefits	344,749	179	344,928
Total compensation and employee benefits	386,953	179	387,132
Interest expense	17,334	172	17,506
Other expenses	19,188	(1,657)	17,531
Total expenses	568,437	(1,306)	567,131
Income (loss) from operations before income taxes	29,738	1,306	31,044
Provision (benefit) for income taxes	8,706	2,169	10,875
Consolidated net income (loss)	$21,032	$(863)	$20,169
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	6,718	(223)	6,495
Net income (loss) available to common stockholders	$14,314	$(640)	$13,674
Per share data:
Basic earnings (loss) per share
Net income (loss) available to common stockholders	$14,314	$(640)	$13,674
Basic earnings (loss) per share	$0.04	$—	$0.04
Basic weighted-average shares of common stock outstanding	358,001	—	358,001
Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$20,259	$(934)	$19,325
Fully diluted earnings (loss) per share	$0.04	$—	$0.04
Fully diluted weighted-average shares of common stock outstanding	538,442	—	538,442

	Three Months Ended December 31, 2019
	As Reported	Adjustments	As Revised
Expenses:
Compensation and employee benefits	271,296	(2,600)	268,696
Total compensation and employee benefits	340,685	(2,600)	338,085
Occupancy and equipment	48,987	(1,600)	47,387
Interest expense	15,636	718	16,354
Other expenses	18,886	10,601	29,487
Total expenses	522,129	7,119	529,248
Other income (losses), net:
Other income (loss)	9,462	2,180	11,642
Total other income (losses), net	10,512	2,180	12,692

Income (loss) from operations before income taxes	(24,461)	(4,939)	(29,400)
Provision (benefit) for income taxes	2,095	1,980	4,075
Consolidated net income (loss)	$(26,556)	$(6,919)	$(33,475)
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	(10,313)	(2,601)	(12,914)
Net income (loss) available to common stockholders	$(16,243)	$(4,318)	$(20,561)
Per share data:
Basic earnings (loss) per share
Net income (loss) available to common stockholders	$(16,243)	$(4,318)	$(20,561)
Basic earnings (loss) per share	$(0.05)	$(0.01)	$(0.06)
Basic weighted-average shares of common stock outstanding	351,431	—	351,431
Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$(16,243)	$(4,318)	$(20,561)
Fully diluted earnings (loss) per share	$(0.05)	$(0.01)	$(0.06)
Fully diluted weighted-average shares of common stock outstanding	351,431	—	351,431

	Three Months Ended September 30, 2019
	As Reported	Adjustments	As Revised
Expenses:
Compensation and employee benefits	278,544	200	278,744
Equity-based compensation and allocations of net income to limited partnership units and FPUs	40,330	3,763	44,093
Total compensation and employee benefits	318,874	3,963	322,837
Interest expense	15,258	145	15,403
Other expenses	42,757	(500)	42,257
Total expenses	516,016	3,608	519,624
Income (loss) from operations before income taxes	8,746	(3,608)	5,138
Provision (benefit) for income taxes	6,186	505	6,691
Consolidated net income (loss)	$2,560	$(4,113)	$(1,553)
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	6,089	(1,337)	4,752
Net income (loss) available to common stockholders	$(3,529)	$(2,776)	$(6,305)
Per share data:
Basic earnings (loss) per share
Net income (loss) available to common stockholders	$(3,529)	$(2,776)	$(6,305)
Basic earnings (loss) per share	$(0.01)	$(0.01)	$(0.02)
Basic weighted-average shares of common stock outstanding	346,060	—	346,060
Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$(3,529)	$(2,776)	$(6,305)
Fully diluted earnings (loss) per share	$(0.01)	$(0.01)	$(0.02)
Fully diluted weighted-average shares of common stock outstanding	346,060	—	346,060

	Three Months Ended June 30, 2019
	As Reported	Adjustments	As Revised
Expenses:
Compensation and employee benefits	290,071	200	290,271
Equity-based compensation and allocations of net income to limited partnership units and FPUs	43,752	1,250	45,002
Total compensation and employee benefits	333,823	1,450	335,273
Interest expense	14,985	151	15,136
Other expenses	21,765	(411)	21,354
Total expenses	513,742	1,190	514,932
Income (loss) from operations before income taxes	36,758	(1,190)	35,568
Provision (benefit) for income taxes	14,993	(1,732)	13,261
Consolidated net income (loss)	$21,765	$542	$22,307
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	8,154	181	8,335
Net income (loss) available to common stockholders	$13,611	$361	$13,972
Per share data:
Basic earnings (loss) per share
Net income (loss) available to common stockholders	$13,611	$361	$13,972
Basic earnings (loss) per share	$0.04	$—	$0.04
Basic weighted-average shares of common stock outstanding	341,272	—	341,272
Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$21,010	$539	$21,549
Fully diluted earnings (loss) per share	$0.04	$—	$0.04
Fully diluted weighted-average shares of common stock outstanding	522,984	—	522,984

	Three Months Ended March 31, 2019
	As Reported	Adjustments	As Revised
Expenses:
Compensation and employee benefits	288,000	200	288,200
Total compensation and employee benefits	300,141	200	300,341
Interest expense	13,198	155	13,353
Other expenses	24,015	1,336	25,351
Total expenses	469,719	1,691	471,410
Other income (losses) , net:
Other income (loss)	21,202	(4,622)	16,580
Total other income (losses), net	42,039	(4,622)	37,417
Income (loss) from operations before income taxes	117,071	(6,313)	110,758
Provision (benefit) for income taxes	29,897	(4,113)	25,784
Consolidated net income (loss)	$87,174	$(2,200)	$84,974
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	25,306	(788)	24,518
Net income (loss) available to common stockholders	$61,868	$(1,412)	$60,456
Per share data:
Basic earnings (loss) per share
Net income (loss) available to common stockholders	$61,868	$(1,412)	$60,456
Basic earnings (loss) per share	$0.18	$—	$0.18
Basic weighted-average shares of common stock outstanding	338,403	—	338,403
Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$90,765	$(2,095)	$88,670
Fully diluted earnings (loss) per share	$0.18	$(0.01)	$0.17
Fully diluted weighted-average shares of common stock outstanding	516,066	—	516,066

	Nine Months Ended September 30, 2020
	As Reported	Adjustments	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$85,521	$(16,175)	$69,346
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:		—
Deferred tax provision (benefit)	(1,202)	8,000	6,798
Consolidated net income (loss), adjusted for non-cash and non-operating items	306,673	(8,175)	298,498
Decrease (increase) in operating assets:
Accrued commissions receivable, net	92,714	(900)	91,814
Other assets	(14,782)	(317)	(15,099)
Increase (decrease) in operating liabilities:
Accounts payable, accrued and other liabilities	(48,880)	9,392	(39,488)
Net cash provided by (used in) operating activities	$141,535	$—	$141,535
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	$(64,749)	$—	$(64,749)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by (used in) financing activities	$29,830	$—	$29,830
Effect of exchange rate changes on Cash and cash equivalents and Cash segregated under regulatory requirements	(6,197)	—	(6,197)
Net increase (decrease) in Cash and cash equivalents and Cash segregated under regulatory requirements	100,419	—	100,419
Cash and cash equivalents and Cash segregated under regulatory requirements at beginning of period	636,114	—	636,114
Cash and cash equivalents and Cash segregated under regulatory requirements at end of period	$736,533	$—	$736,533

	Six Months Ended June 30, 2020
	As Reported	Adjustments	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$60,591	$(1,149)	$59,442
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Impairment of fixed assets, intangible assets and investments	7,485	147	7,632
Deferred tax provision (benefit)	722	1,900	2,622
Consolidated net income (loss), adjusted for non-cash and non-operating items	212,363	898	213,261
Decrease (increase) in operating assets:
Accrued commissions receivable, net	51,560	(900)	50,660
Other assets	8,924	(6,808)	2,116
Increase (decrease) in operating liabilities:
Accounts payable, accrued and other liabilities	(85,059)	6,810	(78,249)
Net cash provided by (used in) operating activities	$73,027	$—	$73,027
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	$(42,929)	$—	$(42,929)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by (used in) financing activities	$35,074	$—	$35,074
Effect of exchange rate changes on Cash and cash equivalents and Cash segregated under regulatory requirements	(14,286)	—	(14,286)
Net increase (decrease) in Cash and cash equivalents and Cash segregated under regulatory requirements	50,886	—	50,886
Cash and cash equivalents and Cash segregated under regulatory requirements at beginning of period	636,114	—	636,114
Cash and cash equivalents and Cash segregated under regulatory requirements at end of period	$687,000	$—	$687,000

	Three Months Ended March 31, 2020
	As Reported	Adjustments	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$21,032	$(863)	$20,169
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Deferred tax provision (benefit)	786	1,900	2,686
Consolidated net income (loss), adjusted for non-cash and non-operating items	106,621	1,037	107,658
Decrease (increase) in operating assets:
Accrued commissions receivable, net	(59,682)	(900)	(60,582)
Other assets	7,698	(15,626)	(7,928)
Increase (decrease) in operating liabilities:
Accounts payable, accrued and other liabilities	(60,259)	15,489	(44,770)
Net cash provided by (used in) operating activities	$(71,594)	$—	$(71,594)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	$(18,383)	$—	$(18,383)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by (used in) financing activities	$124,721	$—	$124,721
Effect of exchange rate changes on Cash and cash equivalents and Cash segregated under regulatory requirements	(13,496)	—	(13,496)
Net increase (decrease) in Cash and cash equivalents and Cash segregated under regulatory requirements	21,248	—	21,248
Cash and cash equivalents and Cash segregated under regulatory requirements at beginning of period	636,114	—	636,114
Cash and cash equivalents and Cash segregated under regulatory requirements at end of period	$657,362	$—	$657,362

	BGC Partners, Inc. Stockholders
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
	Additional Paid-in Capital	Additional Paid-in Capital	Additional Paid-in Capital	Retained Deficit	Retained Deficit	Retained Deficit	Noncontrolling Interest in Subsidiaries	Noncontrolling Interest in Subsidiaries	Noncontrolling Interest in Subsidiaries	Total	Total	Total
Balance, January 1, 2020	$2,271,947	$156	$2,272,103	$(1,241,754)	$(11,335)	$(1,253,089)	$57,911	$(7,590)	$50,321	$743,737	$(18,769)	$724,968
Consolidated net income (loss)	—	—	—	14,314	(640)	13,674	6,718	(223)	6,495	21,032	(863)	20,169
Balance, March 31, 2020	$2,293,065	$156	$2,293,221	$(1,277,956)	$(11,975)	$(1,289,931)	$56,162	$(7,813)	$48,349	$715,956	$(19,632)	$696,324

	BGC Partners, Inc. Stockholders
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
	Additional Paid-in Capital	Additional Paid-in Capital	Additional Paid-in Capital	Retained Deficit	Retained Deficit	Retained Deficit	Noncontrolling Interest in Subsidiaries	Noncontrolling Interest in Subsidiaries	Noncontrolling Interest in Subsidiaries	Total	Total	Total
Balance, April 1, 2020	$2,293,065	$156	$2,293,221	$(1,277,956)	$(11,975)	$(1,289,931)	$56,162	$(7,813)	$48,349	$715,956	$(19,632)	$696,324
Consolidated net income (loss)	—	—	—	28,099	(180)	27,919	11,460	(106)	11,354	39,559	(286)	39,273
Balance, June 30, 2020	$2,308,973	$156	$2,309,129	$(1,253,434)	$(12,155)	$(1,265,589)	$64,920	$(7,919)	$57,001	$762,678	$(19,918)	$742,760

	BGC Partners, Inc. Stockholders
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
	Additional Paid-in Capital	Additional Paid-in Capital	Additional Paid-in Capital	Retained Deficit	Retained Deficit	Retained Deficit	Noncontrolling Interest in Subsidiaries	Noncontrolling Interest in Subsidiaries	Noncontrolling Interest in Subsidiaries	Total	Total	Total
Balance, January 1, 2020	$2,271,947	$156	$2,272,103	$(1,241,754)	$(11,335)	$(1,253,089)	$57,911	$(7,590)	$50,321	$743,737	$(18,769)	$724,968
Consolidated net income (loss)	—	—	—	42,413	(820)	41,593	18,178	(329)	17,849	60,591	(1,149)	59,442
Balance, June 30, 2020	$2,308,973	$156	$2,309,129	$(1,253,434)	$(12,155)	$(1,265,589)	$64,920	$(7,919)	$57,001	$762,678	$(19,918)	$742,760

	BGC Partners, Inc. Stockholders
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
	Additional Paid-in Capital	Additional Paid-in Capital	Additional Paid-in Capital	Retained Deficit	Retained Deficit	Retained Deficit	Noncontrolling Interest in Subsidiaries	Noncontrolling Interest in Subsidiaries	Noncontrolling Interest in Subsidiaries	Total	Total	Total
Balance, July 1, 2020	$2,308,973	$156	$2,309,129	$(1,253,434)	$(12,155)	$(1,265,589)	$64,920	$(7,919)	$57,001	$762,678	$(19,918)	$742,760
Consolidated net income (loss)	—	—	—	19,381	(9,728)	9,653	5,549	(5,298)	251	24,930	(15,026)	9,904
Balance, September 30, 2020	$2,317,706	$156	$2,317,862	$(1,237,657)	$(21,883)	$(1,259,540)	$73,177	$(13,217)	$59,960	$802,625	$(34,944)	$767,681

	BGC Partners, Inc. Stockholders
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
	Additional Paid-in Capital	Additional Paid-in Capital	Additional Paid-in Capital	Retained Deficit	Retained Deficit	Retained Deficit	Noncontrolling Interest in Subsidiaries	Noncontrolling Interest in Subsidiaries	Noncontrolling Interest in Subsidiaries	Total	Total	Total
Balance, January 1, 2020	$2,271,947	$156	$2,272,103	$(1,241,754)	$(11,335)	$(1,253,089)	$57,911	$(7,590)	$50,321	$743,737	$(18,769)	$724,968
Consolidated net income (loss)	—	—	—	61,794	(10,548)	51,246	23,727	(5,627)	18,100	85,521	(16,175)	69,346
Balance, September 30, 2020	$2,317,706	$156	$2,317,862	$(1,237,657)	$(21,883)	$(1,259,540)	$73,177	$(13,217)	$59,960	$802,625	$(34,944)	$767,681

6.	Acquisitions

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

Other Acquisitions

During the years ended December 31, 2020 and 2019, the Company completed several smaller acquisitions. The aggregate consideration paid for these acquisitions was not material to the Company’s consolidated financial statements.

Total Consideration

The total consideration for all acquisitions during the year ended December 31, 2020 was approximately $9.6 million in total fair value which was paid in cash. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of approximately $2.8 million. The goodwill figure includes measurement period adjustments of approximately $0.3 million recorded during the year ended December 31, 2020.

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
7.	Divestitures

During the year ended December 31, 2019, the Company completed the sale of CSC, which was part of its energy and commodities businesses. As a result of this sale, the Company recognized a $18.4 million gain, which is included in “Gain (loss) on divestiture and sale of investments” in the Company’s consolidated statements of operations. The Company had no significant gains or losses from divestitures or sale of investments during the year ended December 31, 2020. The Company had no gains or losses from divestitures or sale of investments during the year ended December 31, 2018.

8.	Earnings Per Share

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

Basic Earnings Per Share:

The following is the calculation of the Company’s basic EPS from continuing and discontinued operations (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Basic earnings (loss) per share:
Net income (loss) from continuing operations available to common stockholders	$48,908	$47,562	$76,855
Net income (loss) from discontinued operations available to common stockholders¹	—	—	121,963
Net income (loss) available to common stockholders	$48,908	$47,562	$198,818
Basic weighted-average shares of common stock outstanding	361,736	344,332	322,141

Continuing operations	$0.14	$0.14	$0.24
Discontinued operations	—	—	0.38
Basic earnings (loss) per share	$0.14	$0.14	$0.62

[1]	In accordance with ASC 260, includes a reduction for dividends on preferred stock or units.

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

Continuing Operations

The following is the calculation of the Company’s fully diluted EPS from continuing operations (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Fully diluted earnings (loss) per share:
Net income (loss) from continuing operations available to common stockholders	$48,908	$47,562	$76,855
Allocations of net income (loss) to limited partnership interests, net of tax	21,522	14,492	—
Net income (loss) for fully diluted shares	$70,430	$62,054	$76,855
Weighted-average shares:
Common stock outstanding	361,736	344,332	322,141
Partnership units¹	183,130	114,006	—
RSUs (Treasury stock method)	737	38	368
Other	1,245	1,367	1,335
Fully diluted weighted-average shares of common stock outstanding	546,848	459,743	323,844
Fully diluted earnings (loss) per share from continuing operations	$0.13	$0.13	$0.24

[1]	Partnership units collectively include FPUs, LPUs, and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for more information).

For the years ended December 31, 2020, 2019 and 2018, approximately 0.7 million, 65.6 million and 163.0 million potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS from continuing operations because their effect would have been anti-dilutive. Anti-dilutive securities for the year ended December 31, 2020 were RSUs. Anti-dilutive securities for the year ended December 31, 2019 included 64.8 million limited partnership interests and 0.8 million RSUs. Anti-dilutive securities for the year ended December 31, 2018 included 162.8 million limited partnership interests and 0.2 million RSUs.

Discontinued Operations

The following is the calculation of the Company’s fully diluted EPS from discontinued operations (in thousands, except per share data):

Year Ended
December 31, 2018
Fully diluted earnings (loss) per share:
Net income (loss) from discontinued operations available to common stockholders	$121,963
Allocations of net income (loss) to limited partnership interests, net of tax	—
Net income (loss) for fully diluted shares	$121,963
Weighted-average shares:
Common stock outstanding	322,141
Partnership units¹	—
RSUs (Treasury stock method)	368
Other	1,335
Fully diluted weighted-average shares of common stock outstanding	323,844
Fully diluted earnings (loss) per share from discontinued operations	$0.38

[1]

Partnership units collectively include Founding/Working Partner Units, limited partnership units, and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for more information).

For the year ended December 31, 2018 approximately 163.0 million potentially dilutive securities were excluded from the computation of fully diluted EPS from Discontinued Operations. Anti-dilutive securities for the year ended December 31, 2018 included 162.8 million limited partnership interests and 0.2 million RSUs.

For the years ended year ended December 31, 2020 and 2019, there were no standalone BGC Holdings partnership units excluded from the fully diluted EPS weighted average computation from continuing and discontinued operations. For the year ended December 31, 2018, there were approximately 15.6 million of standalone BGC Holdings partnership units excluded from the fully diluted EPS weighted average computation from continuing and discontinued operations, because the conversion into Class A common stock was contingent on the Spin-Off (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for further information on standalone BGC Holdings partnership units). Additionally, as of December 31, 2020, 2019 and 2018, approximately 27.7 million, 15.8 million and 1.5 million shares, respectively, of contingent shares of BGC Class A common stock, N units, RSUs, and LPUs were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the respective periods.
9.	Stock Transactions and Unit Redemptions

Class A Common Stock

Changes in shares of BGC Class A common stock outstanding for the years ended December 31, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Shares outstanding at beginning of period	307,915	291,475
Share issuances:
Redemptions/exchanges of limited partnership interests¹	13,190	15,008
Vesting of RSUs	1,134	435
Acquisitions	391	1,039
Other issuances of BGC Class A common stock	345	213
Issuance of BGC Class A common stock for general corporate purposes	45	—
Treasury stock repurchases	(2)	(233)
Forfeitures of restricted BGC Class A common stock	—	(22)
Shares outstanding at end of period	323,018	307,915

[1]

Included in redemptions/exchanges of limited partnership interests for the year ended December 31, 2020, are 9.5 million shares of BGC Class A common stock granted in connection with the cancellation of 9.2 million LPUs. Included in redemption/exchanges of limited partnership interests for the year ended December 31, 2019, are 10.1 million shares of BGC Class A common stock granted in connection with the cancellation of 11.5 million LPUs. Because LPUs are included in the Company’s fully diluted share count, if dilutive, redemptions/exchanges in connection with the issuance of BGC Class A common stock would not impact the fully diluted number of shares outstanding.

Class B Common Stock

The Company did not issue any shares of BGC Class B common stock during the years ended December 31, 2020 and 2019. As of December 31, 2020 and 2019, there were 45.9 million shares, respectively, of BGC Class B common stock outstanding.

CEO Program

 On April 12, 2017, the Company entered into the April 2017 Sales Agreement, pursuant to which the Company offered and sold up to an aggregate of 20 million shares of BGC Class A common stock under the CEO Program. Shares of BGC Class A common stock sold under this Agreement were used for redemptions of limited partnership interests in BGC Holdings and Newmark Holdings, as well as for general corporate purposes. Under this Agreement, the Company agreed to pay Cantor 2% of the gross proceeds from the sale of shares. As of March 31, 2018, the Company had sold all 20 million shares of BGC Class A common stock under the April 2017 Sales Agreement.

On March 9, 2018, the Company entered into the March 2018 Sales Agreement, pursuant to which the Company may offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock under the CEO Program. Proceeds from shares of BGC Class A common stock sold under the March 2018 Sales Agreement may be used for the repurchase of shares and the redemptions of limited partnership interests in BGC Holdings, as well as for general corporate purposes, including acquisitions and the repayment of debt. CF&Co is a wholly-owned subsidiary of Cantor and an affiliate of the Company. Under the March 2018 Sales Agreement, the Company has agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. For certain transactions during 2020, the Company paid CF&Co 1% of the gross proceeds from the sale of shares of BGC Class A common stock in the Company’s CEO program. During the year ended December 31, 2020, the Company sold 0.2 million shares under the March 2018 Sales Agreement for aggregate proceeds of $0.9 million, at a weighted-average price of $4.11 per share. As of December 31, 2020, the Company had sold 17.6 million shares of BGC Class A common stock (or $210.8 million) under the March 2018 Sales Agreement. For additional information on the Company’s CEO Program sales agreements, see Note 16—“Related Party Transactions.”

Unit Redemptions and Share Repurchase Program

The Company’s Board and Audit Committee have authorized repurchases of BGC Class A common stock and redemptions of limited partnership interests or other equity interests in the Company’s subsidiaries. On August 1, 2018, the Company’s Board and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $300.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of December 31, 2020, the Company had $249.9 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units.

The table below represents the units redeemed and/or shares repurchased for cash and does not include units redeemed/cancelled in connection with the grant of shares of BGC Class A common stock nor the limited partnership interests exchanged for shares of BGC Class A common stock. The gross unit redemptions and share repurchases of BGC Class A common stock during the year ended December 31, 2020 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted- Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Program
Redemptions[1]
January 1, 2020—March 31, 2020	235	$4.30
April 1, 2020—June 30, 2020	103	3.05
July 1, 2020—September 30, 2020	1,481	2.80
October 1, 2020—December 31, 2020	720	1.78
Total Redemptions	2,539	$2.67
Repurchases[2]
January 1, 2020—March 31, 2020	—	$—
April 1, 2020—June 30, 2020	—	—
July 1, 2020—September 30, 2020	2	2.58
October 1, 2020—December 31, 2020	—	—
Total Repurchases	2	2.58
Total Redemptions and Repurchases	2,541	$2.67	$249,908

[3]

During the year ended December 31, 2020, the Company redeemed 1.8 million LPUs at an aggregate redemption price of $5.5 million for a weighted-average price of $3.03 per unit and 0.7 million FPUs at an aggregate redemption price of $1.3 million for a weighted-average price of $1.79 per unit. During the year ended December 31, 2019, the Company redeemed 1.4 million LPUs at an aggregate redemption price of $8.0 million for a weighted-average price of $5.92 per unit and approximately 56.9 thousand FPUs at an aggregate redemption price of $320.6 thousand for a weighted-average price of $5.64 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 9.5 million shares and 10.1 million shares of BGC Class A common stock during the years ended December 31, 2020 and 2019, respectively, nor the limited partnership interests exchanged for 3.7 million and 4.4 million shares of BGC Class A common stock during the years ended December 31, 2020 and 2019, respectively.

[4]

During the year ended December 31, 2020, the Company repurchased 2 thousand shares of BGC Class A common stock at an aggregate price of $6 thousand for a weighted-average price of $2.58 per share. During the year ended December 31, 2019, the Company repurchased approximately 0.2 million shares of BGC Class A common stock at an aggregate price of $1.2 million for a weighted-average price of $5.30 per share.

Redeemable Partnership Interest

The changes in the carrying amount of FPUs for the years ended December 31, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Balance at beginning of period	$23,638	$24,706
Consolidated net income allocated to FPUs	815	1,942
Earnings distributions	(815)	(1,942)
FPUs exchanged	(1,682)	(980)
FPUs redeemed	(1,282)	(88)
Balance at end of period	$20,674	$23,638

10.	Securities Owned

Securities owned primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total Securities owned were $58.6 million and $57.5 million as of December 31, 2020 and 2019, respectively. For additional information, see Note 15—“Fair Value of Financial Assets and Liabilities.”

11.	Collateralized Transactions

Repurchase Agreements

Securities sold under Repurchase Agreements are accounted for as collateralized financing transactions and are recorded at the contractual amount for which the securities will be repurchased, including accrued interest. As of December 31, 2020 and 2019, Cantor had not facilitated any Repurchase Agreements between the Company and Cantor.

Securities Loaned

As of December 31, 2020, the Company did not have any Securities loaned transactions with Cantor. As of December 31, 2019, the Company had Securities loaned transactions of $13.9 million with CF&Co. The fair value of the securities loaned was $13.9 million. As of December 31, 2019, the cash collateral received from Cantor bore an annual interest rate of 2.45%. These transactions had no stated maturity date.

12.	Marketable Securities

Marketable securities consist of the Company’s ownership of equity securities carried at fair value in accordance with ASU 2016-01. The securities had a fair value of $0.3 million and $14.2 million as of December 31, 2020 and 2019, respectively.

These marketable securities are measured at fair value, with any changes in fair value recognized in earnings and included in “Other income (loss)” in the Company’s consolidated statements of operations. During the years ended December 31, 2020, 2019 and 2018, the Company recognized realized and unrealized net gains of $0.4 million, $6.7 million and $9.5 million, respectively, related to sales of shares, the mark-to-market adjustments on shares and any related hedging transactions, when applicable.

During the years ended December 31, 2020 and 2019, the Company sold marketable securities with a fair value of $14.2 million and $24.6 million, respectively, at the time of sale. The Company did not purchase any marketable securities during the years ended December 31, 2020 and 2019.

13.	Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers

Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts, including derivative contracts into which the Company may enter to minimize the effect of price changes of the Company’s marketable securities (see Note 14—“Derivatives”). As of December 31, 2020 and December 31, 2019, Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$158,976	$400,713
Receivables from clearing organizations	126,879	134,163
Other receivables from broker-dealers and customers	14,237	12,769
Net pending trades	2,999	1,932
Open derivative contracts	931	1,868
Total	$304,022	$551,445
Payables to broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$154,050	$389,458
Payables to clearing organizations	12,373	11,005
Other payables to broker-dealers and customers	11,833	11,950
Open derivative contracts	1,460	4,153
Total	$179,716	$416,566

A portion of these receivables and payables are with Cantor. See Note 16—“Related Party Transactions” for additional information related to these receivables and payables.

Substantially all open fails to deliver, open fails to receive and pending trade transactions as of December 31, 2020 have subsequently settled at the contracted amounts.
14.	Derivatives

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

The fair value of derivative contracts, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	December 31, 2020			December 31, 2019
Derivative contract	Assets	Liabilities	Notional Amounts[1]	Assets	Liabilities	Notional Amounts[1]
FX/commodities options	$74	$—	$4,844	$26	$—	$4,487
Forwards	295	215	302,141	564	1,285	110,051
FX swaps	562	319	513,588	1,278	2,244	555,519
Futures	—	926	6,113,220	—	624	11,106,203
Total	$931	$1,460	$6,933,793	$1,868	$4,153	$11,776,260

[1]	Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of the Company’s derivative activity, and do not represent anticipated losses.

Certain of the Company’s FX swaps are with Cantor. See Note 16—“Related Party Transactions” for additional information related to these transactions.

The replacement costs of contracts in a gain position were $0.9 million and $1.9 million, as of December 31, 2020 and 2019, respectively.

The following tables present information about the offsetting of derivative instruments as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020
			Net Amounts Presented in the
	Gross Amounts	Gross Amounts Offset	Statements of Financial Condition
Assets
FX/commodities options	$74	$—	$74
Forwards	338	(43)	295
FX swaps	583	(21)	562
Futures	41,257	(41,257)	—
Total derivative assets	$42,252	$(41,321)	$931
Liabilities
FX swaps	$340	$(21)	319
Forwards	258	(43)	215
Futures	42,183	(41,257)	926
Total derivative liabilities	$42,781	$(41,321)	$1,460

	December 31, 2019
			Net Amounts Presented in the
	Gross Amounts	Gross Amounts Offset	Statements of Financial Condition
Assets
FX/commodities options	$26	$—	$26
Forwards	706	(142)	564
FX swaps	1,672	(394)	1,278
Futures	2,044	(2,044)	—
Total derivative assets	$4,448	$(2,580)	$1,868
Liabilities
FX swaps	$2,638	$(394)	$2,244
Forwards	1,427	(142)	1,285
Futures	2,668	(2,044)	624
Total derivative liabilities	$6,733	$(2,580)	$4,153

There were no additional balances in gross amounts not offset as of December 31, 2020 and 2019, respectively.

The change in fair value of derivative contracts is reported as part of “Principal transactions” in the Company’s consolidated statements of operations. The change in fair value of equity options related to marketable securities is included as part of “Other income (loss)” in the Company’s consolidated statements of operations.

The table below summarizes gains and (losses) on derivative contracts for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
Derivative contract	2020	2019	2018
Futures	$10,100	$15,316	$16,484
FX swaps	381	2,340	1,271
FX/commodities options	293	252	14,657
Forwards	97	(3,597)	(222)
Equity options	—	318	102
Interest rate swaps	—	—	(5)
Gains (losses)	$10,871	$14,629	$32,287

15.	Fair Value of Financial Assets and Liabilities

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

The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	Assets at Fair Value at December 31, 2020
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Marketable securities	$349	$—	$—	$—	$349
Government debt	57,918	—	—	—	57,918
FX/commodities options	74	—	—	—	74
Securities owned—Equities	75	—	—	—	75
Forwards	—	338	—	(43)	295
FX swaps	—	583	—	(21)	562
Futures	—	41,257	—	(41,257)	—
Corporate bonds	—	579	—	—	579
Total	$58,416	$42,757	$—	$(41,321)	$59,852

	Liabilities at Fair Value at December 31, 2020
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Futures	$—	$42,183	$—	$(41,257)	$926
FX swaps	—	340	—	(21)	319
Forwards	—	258	—	(43)	215
Contingent consideration	—	—	39,791	—	39,791
Total	$—	$42,781	$39,791	$(41,321)	$41,251

	Assets at Fair Value at December 31, 2019
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Marketable securities	$14,228	$—	$—	$—	$14,228
Government debt	56,761	—	—	—	56,761
FX/commodities options	26	—	—	—	26
Securities owned—Equities	36	—	—	—	36
Forwards	—	706	—	(142)	564
FX swaps	—	1,672	—	(394)	1,278
Futures	—	2,044	—	(2,044)	—
Corporate bonds	—	728	—	—	728
Total	$71,051	$5,150	$—	$(2,580)	$73,621

	Liabilities at Fair Value at December 31, 2019
	Level 1	Level 2	Level 3	Netting and Collateral	Total
FX swaps	$—	$2,638	$—	$(394)	$2,244
Forwards	—	1,427	—	(142)	1,285
Futures	—	2,668	—	(2,044)	624
Contingent consideration	—	—	42,159	—	42,159
Total	$—	$6,733	$42,159	$(2,580)	$46,312

Level 3 Financial Liabilities

Changes in Level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2020 were as follows (in thousands):

							Unrealized (gains) losses for the period included in:
	Opening Balance as of January 1, 2020	Total realized and unrealized (gains) losses included in Net income (loss)	Unrealized (gains) losses included in Other comprehensive income (loss)[1]	Purchases/ Issuances	Sales/ Settlements	Closing Balance at December 31, 2019	Net income (loss) on Level 3 Assets / Liabilities Outstanding at December 31, 2020	Other comprehensive income (loss) on Level 3 Assets / Liabilities Outstanding at December 31, 2020
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration[1]	$42,159	$4,661	$55	$2,959	$(10,043)	$39,791	$4,649	$—

[1]	Unrealized gains (losses) are reported in “Foreign currency translation adjustments,” in the Company’s consolidated statements of comprehensive income (loss).

Changes in Level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2019 were as follows (in thousands):

	Opening Balance as of January 1, 2019	Total realized and unrealized (gains) losses included in Net income (loss)	Unrealized (gains) losses included in Other comprehensive income (loss)	Purchases/ Issuances	Sales/ Settlements	Closing Balance at December 31, 2019	Unrealized (gains) losses for the period on Level 3 Assets / Liabilities Outstanding at December 31, 2019
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration[1]	$45,984	$5,622	$(3)	$—	$(9,444)	$42,159	$5,622

Quantitative Information About Level 3 Fair Value Measurements on a Recurring Basis

The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value as of December 31, 2020
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Contingent consideration	$—	$39,791	Present value of expected payments	Discount rate[1] Probability of meeting earnout and contingencies	6.8%-10.3% 39%-100%	9.5% 82.9% (2)

[1]	The discount rate is based on the Company’s calculated weighted-average cost of capital.
[2]	The probability of meeting the earnout targets was based on the acquirees’ projected future financial performance, including revenues.

	Fair Value as of December 31, 2019
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Contingent consideration	$—	$42,159	Present value of expected payments	Discount rate Probability of meeting earnout and contingencies	9.2%-10.3% 70%-100%	9.8% 90.2% (1)

[1]	The probability of meeting the earnout targets was based on the acquirees’ projected future financial performance, including revenues.

Information About Uncertainty of Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of December 31, 2020 and 2019, the present value of expected payments related to the Company’s contingent consideration was $39.8 million and $42.2 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, would be $53.4 million and $54.0 million, respectively.

Fair Value Measurements on a Non-Recurring Basis

Pursuant to the recognition and measurement guidance for equity investments, effective January 1, 2018, equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. The Company applied the measurement alternative to equity securities with the fair value of approximately $83.0 million and $82.5 million, which were included in “Other assets” in the Company’s consolidated statements of financial condition as of December 31, 2020 and 2019, respectively. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.

16.	Related Party Transactions

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

For the years ended December 31, 2020, 2019 and 2018, Cantor’s share of the net profit (loss) in Tower Bridge was $0.8 million, $3.1 million and $1.1 million, respectively. This net profit is included as part of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s consolidated statements of operations.

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

For the years ended December 31, 2020, 2019 and 2018, the Company recognized related party revenues of $25.8 million, $29.4 million and $24.1 million, respectively, for the services provided to Cantor. These revenues are included as part of “Fees from related parties” in the Company’s consolidated statements of operations.

In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an administrative services agreement whereby certain employees of Cantor are deemed leased employees of the Company. For the years ended December 31, 2020, 2019 and 2018, the Company was charged $62.6 million, $59.1 million and $52.4 million, respectively, for the services provided by Cantor and its affiliates, of which $39.4 million, $39.8 million and $32.2 million, respectively, were to cover compensation to leased employees for the years ended December 31, 2020, 2019 and 2018. The fees charged by Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s consolidated statements of operations. The fees charged by Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s consolidated statements of operations.

Newmark Spin-Off

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

Prior to and in connection with the Spin-Off, 15.1 million Newmark Holdings interests held by BGC were exchanged into 9.4 million shares of Newmark Class A common stock and 5.4 million shares of Newmark Class B common stock, and 7.0 million Newmark OpCo interests, held by BGC were exchanged into 6.9 million shares of Newmark Class A common stock. These shares of Newmark Class A and Newmark Class B common stock were distributed to the BGC stockholders in the Spin-Off. On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, to distribute in the BGC Holdings Distribution pro rata all of the 1.5 million exchangeable interests of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the BGC Holdings Distribution Date to its limited partners entitled to receive distributions on their BGC Holdings units who were holders of record of such units as of the Record Date (including Cantor and executive officers of BGC). The Newmark Holdings interests distributed to BGC Holdings partners in the BGC Holdings Distribution are exchangeable for shares of Newmark Class A common stock, and, in the case of the 0.4 million Newmark Holdings interests received by Cantor, also into shares of Newmark Class B common stock, at the current Exchange Ratio of 0.9379 shares of Newmark common stock per Newmark Holdings interest (subject to adjustment). See Note 1—“Organization and Basis of Presentation” for additional information.

[Lucera]

On October 25, 2016, the Board and Audit Committee authorized the purchase of Class B Units of Lucera, representing all of the issued and outstanding Class B Units of Lucera not already owned by the Company. On November 4, 2016, the Company completed this transaction. As a result of this transaction, the Company owns % of the ownership interests in Lucera.

In the purchase agreement, Cantor agreed, subject to certain exceptions, not to solicit certain senior executives of Lucera’s business and was granted the right to be a customer of Lucera’s businesses on the best terms made available to any other customer. The aggregate purchase price paid by the Company to Cantor consisted of approximately million in cash plus a million post-closing adjustment determined after closing based on netting Lucera’s expenses paid by Cantor after May 1, 2016 against accounts receivable owed to Lucera by Cantor for access to Lucera’s business from May 1, 2016 through the closing date. The Company previously had a % ownership interest in Lucera and accounted for its investment using the equity method. The purchase has been accounted for as a transaction between entities under common control.

During the years ended December 31, 2020, 2019 and 2018, respectively, Lucera had $[00] million, $0.4 million and $0.8 million in related party revenues from Cantor. These revenues are included in “Data, software and post-trade” in the Company’s consolidated statements of operations.

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

Other Agreements with Cantor

The Company is authorized to enter into short-term arrangements with Cantor to cover any delivery failures in connection with U.S. Treasury securities transactions and to share equally in any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of December 31, 2020 and 2019, Cantor had not facilitated any Repurchase Agreements between the Company and Cantor.

To more effectively manage the Company’s exposure to changes in FX rates, the Company and Cantor have agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to FX currency hedging between the Company and Cantor. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of the Company and Cantor is utilized to determine the shares of profit or loss allocated to each for the period. During the years ended December 31, 2020, 2019 and 2018, the Company recognized its share of FX gains of $1.5 million, gains of $0.3 million and losses of $1.6 million, respectively. These gains and losses are included as part of “Other expenses” in the Company’s consolidated statements of operations.

Pursuant to the separation agreement relating to the Company’s acquisition of certain BGC businesses from Cantor in 2008, Cantor has a right, subject to certain conditions, to be the Company’s customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use market data from the Company without any cost. Any future related party transactions or arrangements between the Company and Cantor are subject to the prior approval by the Audit Committee. During the years ended December 31, 2020, 2019 and 2018, the Company recorded revenues from Cantor entities of $0.1 million, $0.2 million and $0.3 million, respectively, related to commissions paid to the Company by Cantor. These revenues are included as part of “Commissions” in the Company’s consolidated statements of operations.

The Company and Cantor are authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.

In August 2013, the Audit Committee authorized the Company to invest up to $350.0 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used by the Company from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including policies related to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of December 31, 2020 and December 31, 2019, the Company did not have any investments in the program.

On June 5, 2015, the Company entered into the Exchange Agreement with Cantor providing Cantor, CFGM and other Cantor affiliates entitled to hold BGC Class B common stock the right to exchange from time to time, on a one-to-one basis, subject to adjustment, up to an aggregate of 34.6 million shares of BGC Class A common stock now owned or subsequently acquired by such Cantor entities for up to an aggregate of 34.6 million shares of BGC Class B common stock. Such shares of BGC Class B common stock, which currently can be acquired upon the exchange of Cantor units owned in BGC Holdings, are already included in the Company’s fully diluted share count and will not increase Cantor’s current maximum potential voting power in the common equity. The Exchange Agreement enabled the Cantor entities to acquire the same number of shares of BGC Class B common stock that they were already entitled to acquire without having to exchange its Cantor units in BGC Holdings. The Audit Committee and Board determined that it was in the best interests of the Company and its stockholders to approve the Exchange Agreement because it will help ensure that Cantor retains its units in BGC Holdings, which is the same partnership in which the Company’s partner employees participate, thus continuing to align the interests of Cantor with those of the partner employees.

On November 23, 2018, in the Class B Issuance, BGC Partners issued 10.3 million shares of BGC Partners Class B common stock to Cantor and 0.7 million shares of BGC Partners Class B common stock to CFGM, in each case in exchange for shares of BGC Class A common stock owned by Cantor and CFGM, respectively, on a one-to-one basis pursuant to the Exchange Agreement. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Partners by Cantor or CFGM for the Class B Issuance. Following this exchange, Cantor and its affiliates have the right to exchange under the Exchange Agreement up to an aggregate of 23.6 million shares of BGC Class A common stock, now owned or subsequently acquired, or its Cantor units in BGC Holdings, into shares of BGC Class B common stock. As of December 31, 2020, Cantor and CFGM do not own any shares of BGC Class A common stock.

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

On March 19, 2018, the Company entered into the BGC Credit Agreement with Cantor. The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the previous Credit Facility between BGC and an affiliate of Cantor. On August 6, 2018, the Company entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that could be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2021, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of December 31, 2020 and 2019, there were no borrowings by BGC or Cantor outstanding under this Agreement. The Company recorded interest expense related to the BGC Credit Agreement of $0.4 million for the year ended December 31, 2020. The Company did not record any interest income or interest expense related to the agreement for the year ended December 31, 2019. The Company recorded interest expense related to the BGC Credit Agreement of $3.9 million for the year ended December 31, 2018, of which $3.5 million, was allocated to discontinued operations in the Company’s consolidated statements of operations.

As part of the Company’s cash management process, the Company may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of December 31, 2020 and 2019, the Company had no reverse repurchase agreements.

Receivables from and Payables to Related Broker-Dealers

Amounts due to or from Cantor and Freedom, one of the Company’s equity method investments, are for transactional revenues under a technology and services agreement with Freedom, as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s consolidated statements of financial condition. As of December 31, 2020 and 2019, the Company had receivables from Freedom of $1.4 million and $1.3 million, respectively. As of December 31, 2020 and 2019, the Company had $0.6 million and $1.3 million, respectively, in receivables from Cantor related to open derivative contracts. As of December 31, 2020 and 2019, the Company had $0.1 million and $2.0 million, respectively, in payables to Cantor related to open derivative contracts. As of December 31, 2020 and 2019, the Company had $26.0 million and $2.3 million, respectively, in payables to Cantor related to fails and pending trades.

Loans, Forgivable Loans and Other Receivables from Employees and Partners, Net

The Company has entered into various agreements with certain employees and partners whereby these individuals receive loans which may be either wholly or in part repaid from the distributions that the individuals receive on some or all of their LPUs and from proceeds of the sale of the employees' shares of BGC Class A common stock or may be forgiven over a period of time. The forgivable portion of these loans is recognized as compensation expense over the life of the loan. From time to time, the Company may also enter into agreements with employees and partners to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements.

As of December 31, 2020 and 2019, the aggregate balance of employee loans, net, was $408.1 million and $315.6 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s consolidated statements of financial condition. Compensation expense for the above-mentioned employee loans for the years ended December 31, 2020, 2019 and 2018 was $67.0 million, $35.7 million and $16.5 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s consolidated statements of operations.

Interest income on the above-mentioned employee loans for the years ended December 31, 2020, 2019 and 2018 was $8.8 million, $4.8 million and $3.6 million, respectively. The interest income related to these employee loans is included as part of “Interest and dividend income” in the Company’s consolidated statements of operations.

CEO Program and Other Transactions with CF&Co

As discussed in Note 9—“Stock Transactions and Unit Redemptions,” the Company has entered into the April 2017 and March 2018 Sales Agreements with CF&Co, as the Company’s sales agent under the CEO Program. During the year ended December 31, 2020, the Company sold 0.2 million shares under the March 2018 Sales Agreement for aggregate proceeds of $0.9 million, at a weighted-average price of $4.11 per share. During the year ended December 31, 2019, the Company sold 0.9 million shares under the CEO Program with CF&Co for aggregate proceeds of $5.3 million, at a weighted-average price of $6.17 per share. For the years ended December 31, 2020, 2019 and 2018, the Company was charged approximately $9 thousand, $0.1 million and $9.0 million, respectively, for services provided by CF&Co related to the CEO Program with CF&Co. The net proceeds of the shares sold are included as part of “Additional paid-in capital” in the Company’s consolidated statements of financial condition.

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

On October 3, 2014, management was granted approval by the Board and Audit Committee to enter into stock loan transactions with CF&Co utilizing equities securities. Such stock loan transactions will bear market terms and rates. As of December 31, 2020, the Company did not have any Securities loaned transactions with CF&Co. As of December 31, 2019, the Company had Securities loaned transactions of $13.9 million with CF&Co. The fair value of the securities loaned was $13.9 million (see Note 11—“Collateralized Transactions”). As of December 31, 2019, the cash collateral received from CF&Co bore an annual interest rate of 2.45%. These transactions have no stated maturity date. Securities loaned transactions are included in “Securities loaned” in the Company’s consolidated statements of financial condition.

On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes. In connection with this issuance of the 5.125% Senior Notes, the Company recorded $0.5 million in underwriting fees payable to CF&Co and $18 thousand to CastleOak Securities, L.P. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor purchased $15.0 million of such senior notes and does not hold such notes as of December 31, 2020.

On July 24, 2018, the Company issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes . The 5.375% Senior Notes are general senior unsecured obligations of the Company. In connection with this issuance of the 5.375% Senior Notes, the Company recorded approximately $0.3 million in underwriting fees payable to CF&Co and $41 thousand were underwriting fees paid to CastleOak Securities, L.P. The Company also paid CF&Co an advisory fee of $0.2 million in connection with the issuance. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes.

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

On July 10, 2020, the Company issued an aggregate of $300.0 million principal amount of 4.375% Senior Notes. In connection with this issuance of the 4.375% Senior Notes, the Company recorded $0.2 million in underwriting fees payable to CF&Co and $36 thousand to CastleOak Securities, L.P as of December 31, 2020. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor purchased $14.5 million of such senior notes and still holds such notes as of December 31, 2020.

On June 11, 2020, the Company’s Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by the Company of up to $50.0 million of Company Debt Securities. Repurchases of Company Debt Securities, if any, are expected to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption. Under the authorization, the Company may make repurchases of Company Debt Securities for cash from time to time in the open market or in privately negotiated transactions upon such terms and at such prices as management may determine. Additionally, the Company is authorized to make any such repurchases of Company Debt Securities through CF&Co (or its affiliates), in its capacity as agent or principal, or such other broker-dealers as management shall determine to utilize from time to time, and such repurchases shall be subject to brokerage commissions which are no higher than standard market commission rates. As of December 31, 2020, the Company had $50.0 million remaining from its debt repurchase authorization.

On August 14, 2020, the Company completed the cash tender offer to purchase its 5.125% Senior Notes. As of the expiration time, $44.0 million aggregate principal amount of the Notes (14.66%) were validly tendered. CF&Co acted as one of the dealer managers for the offer. As a result of this transaction, $14 thousand in dealer management fees were paid to CF&Co as of December 31, 2020.

Under rules adopted by the CFTC, all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the NFA and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered FCM. From time to time, the Company’s foreign-based brokers engage in interest rate swap transactions with U.S.-based counterparties, and, therefore, the Company is subject to the CFTC requirements. Mint Brokers has entered into guarantees on behalf of the Company, and the Company is required to indemnify Mint Brokers for the amounts, if any, paid by Mint Brokers on behalf of the Company pursuant to this arrangement. Effective April 1, 2020, these guarantees were transferred to Mint Brokers from CF&Co. During the years ended December 31, 2020, 2019 and 2018, the Company recorded fees of $0.1 million with respect to these guarantees. These fees were included in “Fees to related parties” in the Company’s consolidated statements of operations.

Cantor Rights to Purchase Cantor Units from BGC Holdings

Cantor has the right to purchase Cantor units from BGC Holdings upon redemption of non-exchangeable FPUs redeemed by BGC Holdings upon termination or bankruptcy of the Founding/Working Partner. In addition, pursuant to Article Eight, Section 8.08, of the Second Amended and Restated BGC Holdings Limited Partnership Agreement (previously the Sixth Amendment), where either current, terminating, or terminated partners are permitted by the Company to exchange any portion of their FPUs and Cantor consents to such exchangeability, the Company shall offer to Cantor the opportunity for Cantor to purchase the same number of Cantor units in BGC Holdings at the price that Cantor would have paid for the FPUs had the Company redeemed them. Any such Cantor units purchased by Cantor are currently exchangeable for up to 23.6 million shares of BGC Class B common stock or, at Cantor’s election or if there are no such additional shares of BGC Class B common stock, shares of BGC Class A common stock, in each case on a one-for-one basis (subject to customary anti-dilution adjustments).

As of December 31, 2020, there were 2.7 million FPUs in BGC Holdings remaining, which BGC Holdings had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units.

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

Transactions with the Relief Fund

During the year ended December 31, 2015, the Company committed to make charitable contributions to the Cantor Fitzgerald Relief Fund in the amount of $40.0 million, which the Company recorded in “Other expenses” in the Company’s consolidated statements of operations for the year ended December 31, 2015. As of December 31, 2020 and 2019, the remaining liability associated with this commitment was $1.6 million and $4.0 million, respectively, which is included in “Accounts payable, accrued and other liabilities” in the Company’s consolidated statements of financial condition. Further, for the year ended December 31, 2020, an additional expense and associated liability to the Cantor Fitzgerald Relief Fund was recorded in the amount of $1.1 million.

Other Transactions

The Company is authorized to enter into loans, investments or other credit support arrangements for Aqua, an alternative electronic trading platform that offers new pools of block liquidity to the global equities markets; such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. On February 5, 2020 and February 25, 2021, the Board and Audit Committee increased the authorized amount by an additional $2.0 million and $1.0 million, respectively, to an aggregate of $20.2 million. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. Aqua is 51% owned by Cantor and 49% owned by the Company. Aqua is accounted for under the equity method. During the years ended December 31, 2020 and 2019, the Company made $1.5 million and $1.7 million, respectively, in contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s consolidated statements of financial condition.

The Company has also entered into a subordinated loan agreement with Aqua, whereby the Company loaned Aqua the principal sum of $980.0 thousand. The scheduled maturity date on the subordinated loan is September 1, 2022, and the current rate of interest on the loan is three month LIBOR plus 600 basis points. The loan to Aqua is recorded as part of “Receivables from related parties” in the Company’s consolidated statements of financial condition.

On October 25, 2016, the Board and Audit Committee authorized the purchase of Class B Units of Lucera, representing all of the issued and outstanding Class B Units of Lucera not already owned by the Company. On November 4, 2016, the Company completed this transaction. As a result of this transaction, the Company owns % of the ownership interests in Lucera.

In the purchase agreement, by which the Company acquired Cantor’s remaining interest in Lucera, Cantor agreed, subject to certain exceptions, not to solicit certain senior executives of Lucera’s business and was granted the right to be a customer of Lucera’s businesses on the best terms made available to any other customer.

During the years ended December 31, 2020, 2019 and 2018, respectively, Lucera recognized $0.7 million, $ million and $ million in related party revenues from Cantor. These revenues are included in “Data, software and post-trade” in the Company’s consolidated statements of operations.

On December 13, 2017, BGC and Newmark entered into various agreements to separate the business of Newmark from BGC in anticipation of the Spin-Off which was consummated on November 30, 2018. Effective on November 9, 2020, in furtherance of the Separation and Spin-Off, BGC has assigned certain of its assets to Cantor. In consideration of the transfer of the assets to Cantor, BGC has received payment of $4.5 million from Cantor, which represents the aggregate net book value of the assigned assets as of October 31, 2020.

BGC Sublease From Newmark

In May 2020, BGC U.S. OpCo entered into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark, which sublease was approved by the Audit Committee. The deal is a one-year sublease of approximately 21,000 rentable square feet in New York City. Under the terms of the sublease, BGC U.S. OpCo will pay a fixed rent amount of $1.1 million in addition to all operating and tax expenses attributable to the lease. In connection with the sublease, BGC U.S. OpCo paid $0.8 million for the year ended December 31, 2020.

17.	Investments

Equity Method Investments and Investments Carried Under the Measurement Alternative

(in thousands)	Percent Ownership[1]	December 31, 2020	December 31, 2019
Advanced Markets Holdings	43%	$8,867	$10,259
China Credit BGC Money Broking Company Limited	33%	15,119	12,214
Freedom International Brokerage	45%	9,800	10,142
Other		3,873	7,385
Equity method investments		$37,659	$40,000
Investments carried under measurement alternative		349	349
Total equity method and investments carried under measurement alternative		$38,008	$40,349

[1]	Represents the Company’s voting interest in the equity method investment as of December 31, 2020.

The carrying value of the Company’s equity method investments was $37.7 million and $40.0 million as of December 31, 2020 and 2019, respectively, and is included in “Investments” in the Company’s consolidated statements of financial condition.

The Company recognized gains of $5.0 million, $4.1 million and $7.4 million related to its equity method investments for the years ended December 31, 2020, 2019 and 2018, respectively. The Company’s share of the net gains or losses is reflected in “Gains (losses) on equity method investments” in the Company’s consolidated statements of operations. For the year ended December 31, 2020, the Company recorded impairment charges of $3.9 million, relating to existing equity method investments. The impairment was recorded in “Other income (loss)” in the Company’s consolidated statements of operations. For the years ended December 31, 2019 and 2018, the Company did not recognize any impairment charges relating to existing equity method investments.

Summarized financial information for the Company’s equity method investments is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Statements of operations:
Total revenues	$94,744	$77,211	$85,619
Total expenses	71,241	61,680	72,906
Net income	$23,503	$15,531	$12,713

	December 31,
	2020	2019
Statements of financial condition:
Cash and cash equivalents	$89,627	$64,614
Fixed assets, net	2,806	3,120
Other assets	29,065	22,782
Total assets	$121,498	$90,516
Payables to related parties	2,000	2,000
Other liabilities	70,020	46,287
Total partners’ capital	49,478	42,229
Total liabilities and partners’ capital	$121,498	$90,516

See Note 16—“Related Party Transactions” for information regarding related party transactions with unconsolidated entities included in the Company’s consolidated financial statements.

Investments Carried Under Measurement Alternative

The Company has acquired equity investments for which it did not have the ability to exert significant influence over operating and financial policies of the investees. These investments are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. The carrying value of these investments was $0.4 million  as of December 31, 2020 and 2019, and they are included in “Investments” in the Company’s consolidated statements of financial condition. The Company did not recognize any gains, losses, or impairments relating to investments carried under the measurement alternative for the both the years ended December 31, 2020 and 2019.

In addition, the Company owns membership shares, which are included in “Other assets” in the Company’s consolidated statements of financial condition as of December 31, 2020 and 2019. Prior to January 1, 2018, the equity investments in this line item were accounted for using the cost method in accordance with U.S. GAAP guidance, Investments—Other. These equity investments are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. The Company recognized $0.4 million of unrealized losses and $18.2 million of unrealized gains to reflect observable transactions for these shares during the years ended December 31, 2020 and 2019, respectively. The unrealized gains (losses) are reflected in “Other income (loss)” in the Company’s consolidated statements of operations.

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

	December 31, 2020		December 31, 2019
	Investment	Maximum Exposure to Loss	Investment	Maximum Exposure to Loss
Variable interest entities[1]	$1,258	$2,238	$4,699	$5,679

[1]

The Company has entered into a subordinated loan agreement with Aqua, whereby the Company agreed to lend the principal sum of $980 thousand. As of December 31, 2020 and 2019, the Company’s maximum exposure to loss with respect to its unconsolidated VIEs includes the sum of its equity investments in its unconsolidated VIEs and the $980 thousand subordinated loan to Aqua.

Consolidated VIE

The Company is invested in a limited liability company that is focused on developing a proprietary trading technology. The limited liability company is a VIE, and it was determined that the Company is the primary beneficiary of this VIE because the Company was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $7.2 million and $7.4 million as of December 31, 2020 and 2019, respectively, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $1.0 million and $2.1 million as of December 31, 2020 and 2019, respectively. The Company’s exposure to economic loss on this VIE was $4.8 million and $2.8 million as of December 31, 2020 and 2019, respectively.
18.	Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Computer and communications equipment	$92,565	$95,115
Software, including software development costs	259,439	235,230
Leasehold improvements and other fixed assets	120,951	116,231
	472,955	446,576
Less: accumulated depreciation and amortization	(258,173)	(241,735)
Fixed assets, net	$214,782	$204,841

Depreciation expense was $24.1 million, $21.5 million and $19.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s consolidated statements of operations.

The Company has approximately $5.9 million and $6.4 million of asset retirement obligations related to certain of its leasehold improvements as of December 31, 2020 and 2019, respectively. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit adjusted risk-free interest rate in effect when the liability was initially recognized.

For the years ended December 31, 2020, 2019 and 2018, software development costs totaling $54.0 million, $48.8 million and $49.9 million, respectively, were capitalized. Amortization of software development costs totaled $31.8 million, $28.6 million and $24.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s consolidated statements of operations.

Impairment charges of $7.0 million, $4.5 million and $1.1 million were recorded for the years ended December 31, 2020, 2019 and 2018, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s consolidated statements of operations.
19.	Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill for the year ended December 31, 2019 and 2018 were as follows (in thousands):

Goodwill
Balance at December 31, 2018	$504,646
Acquisitions	55,872
Measurement period adjustments	(7,130)
Cumulative translation adjustment	357
Balance at December 31, 2019	$553,745
Acquisitions	3,065
Measurement period adjustments	(301)
Cumulative translation adjustment	(298)
Balance at December 31, 2020	$556,211

For additional information on Goodwill, see Note 6—“Acquisitions.”

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets.

The Company completed its annual goodwill impairment testing during the fourth quarters of 2020 and 2019, respectively, which did not result in any goodwill impairment. See Note 3—“Summary of Significant Accounting Policies” for more information.

Other intangible assets consisted of the following (in thousands, except weighted-average remaining life):

	December 31, 2020
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$252,241	$77,106	$175,135	10.4
Technology	24,025	20,031	3,994	1.2
Noncompete agreements	30,715	29,596	1,119	5.9
Patents	10,616	10,223	393	1.60
All other	29,566	5,028	24,538	8.3
Total definite life intangible assets	347,163	141,984	205,179	9.9
Indefinite life intangible assets:
Trade names	79,570	—	79,570	N/A
Licenses	2,408	—	2,408	N/A
Total indefinite life intangible assets	81,978	—	81,978	N/A
Total	$429,141	$141,984	$287,157	9.9

	December 31, 2019
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$250,788	$57,332	$193,456	11.2
Technology	24,024	16,608	7,416	2.2
Noncompete agreements	30,378	28,198	2,180	4.2
Patents	12,232	11,954	278	0.1
All other	7,552	3,195	4,357	9.4
Total definite life intangible assets	324,974	117,287	207,687	10.8
Indefinite life intangible assets:
Trade names	93,083	—	93,083	N/A
Licenses	2,454	—	2,454	N/A
Total indefinite life intangible assets	95,537	—	95,537	N/A
Total	$420,511	$117,287	$303,224	10.8

Intangible amortization expense was $28.3 million, $29.4 million and $27.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s consolidated statements of operations.

The Company completed its annual intangible impairment testing during the fourth quarter of 2020. There were no impairment charges for the Company’s definite and indefinite life intangibles for the years ended December 31, 2020, 2019 and 2018. See Note 3—“Summary of Significant Accounting Policies” for more information.

The estimated future amortization expense of definite life intangible assets as of December 31, 2020 is as follows (in millions):

2021	$26.5
2022	23.6
2023	21.7
2024	21.3
2025	21.3
2026 and thereafter	90.8
Total	$205.2

20.	Notes Payable, Other and Short-Term Borrowings

Notes payable, other and short-term borrowings consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Unsecured senior revolving credit agreement	$—	$68,948
5.125% Senior Notes	255,570	298,688
5.375% Senior Notes	446,577	445,247
3.750% Senior Notes	296,903	296,129
4.375% Senior Notes	297,031	—
Collateralized borrowings	19,854	33,675
Total Notes payable and other borrowings	1,315,935	1,142,687
Short-term borrowings	3,849	4,962
Total Notes payable, other and short-term borrowings	$1,319,784	$1,147,649

Unsecured Senior Revolving Credit Agreement

On September 8, 2017, the Company entered into a committed unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. The revolving credit agreement provided for revolving loans of up to $400.0 million. The maturity date of the facility was September 8, 2019. On November 22, 2017, the Company and Newmark entered into an amendment to the unsecured senior revolving credit agreement. Pursuant to the amendment, the then-outstanding borrowings of the Company under the revolving credit facility were converted into the Converted Term Loan. There was no change in the maturity date or interest rate. Effective December 13, 2017, Newmark assumed the obligations of the Company as borrower under the Converted Term Loan. The Company remained a borrower under, and retained access to, the revolving credit facility for any future draws, subject to availability which increased as Newmark repaid the Converted Term Loan. During the year ended December 31, 2018, the Company borrowed $195.0 million under the committed unsecured senior revolving credit agreement and subsequently repaid the $195.0 million during the year. Therefore, there were no borrowings outstanding as of December 31, 2018. The Company recorded interest expense of $1.0 million for the year ended December 31, 2018. The Company did not record any interest expense related to the committed unsecured revolving credit agreement for the years ended December 31, 2020 and 2019.

On November 28, 2018, the Company entered into a new Revolving Credit Agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, which replaced the existing committed unsecured senior revolving credit agreement. The maturity date of the new Revolving Credit Agreement was November 28, 2020, and the maximum revolving loan balance is $350.0 million. Borrowings under this Revolving Credit Agreement bear interest at either LIBOR or a defined base rate plus additional margin. On December 11, 2019, the Company entered into an amendment to the new Revolving Credit Agreement. Pursuant to the amendment, the maturity date was extended to February 26, 2021. On February 26, 2020, the Company entered into a second amendment to the new Revolving Credit Agreement, pursuant to which, the maturity date was extended by two years to February 26, 2023. There was no change to the interest rate or the maximum revolving loan balance. On July 14, 2020, the Company repaid in full the $225.0 million borrowings outstanding under the new Revolving Credit Agreement. As of December 31, 2020, there were no borrowings outstanding under the new Revolving Credit Agreement. As of December 31, 2019, there was $68.9 million of borrowings outstanding, net of deferred financing costs of $1.1 million, under the new Revolving Credit Agreement. The average interest rate on the outstanding borrowings was 2.88% and 3.88% for the years ended December 31, 2020 and 2019, respectively. The Company recorded interest expense related to the new Revolving Credit Agreement of $5.3 million, $10.0 million and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

.

Senior Notes

The Company’s Senior Notes are recorded at amortized cost. The carrying amounts and estimated fair values of the Company’s Senior Notes were as follows (in thousands):

	December 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.125% Senior Notes	$255,570	$258,067	$298,688	$311,100
5.375% Senior Notes	446,577	486,747	445,247	482,099
3.750% Senior Notes	296,903	314,031	296,129	300,600
4.375% Senior Notes	297,031	317,466	—	—
Total	$1,296,081	$1,376,311	$1,040,064	$1,093,799

The fair values of the Senior Notes were determined using observable market prices as these securities are traded, and based on whether they are deemed to be actively traded, the 5.125% Senior Notes, the 5.375% Senior Notes, the 3.750% Senior Notes, and the 4.375% Senior Notes are considered Level 2 within the fair value hierarchy.

8.375% Senior Notes

As part of the GFI acquisition, the Company assumed $240.0 million in aggregate principal amount of 8.375% Senior Notes. Interest on these notes was payable, semi-annually in arrears on the 19th of January and July. On July 19, 2018, the Company repaid the $240.0 million principal amount of its 8.375% Senior Notes upon their maturity. The Company did not record any interest expense related to the 8.375% Senior Notes for the year ended December 31, 2020 and 2019, respectively. The Company recorded interest expense related to the 8.375% Senior Notes of $11.1 million for the year ended December 31, 2018.

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

The initial carrying value of the 5.125% Senior Notes was $295.8 million, net of the discount and debt issuance costs of $4.2 million. The issuance costs are amortized as interest expense and the carrying value of the 5.125% Senior Notes will accrete up to the face amount over the term of the notes. On August 5, 2020, the Company commenced a cash tender offer for any and all $300.0 million outstanding aggregate principal amount of its 5.125% Senior Notes. On August 11, 2020, the Company’s cash tender offer expired at 5:00 p.m., New York City time. As of the expiration time, $44.0 million aggregate principal amount of the 5.125% Senior Notes were validly tendered. These notes were redeemed on the settlement date of August 14, 2020. The carrying value of the 5.125% Senior Notes as of December 31, 2020 was $255.6 million. The Company recorded interest expense related to the 5.125% Senior Notes of $16.3 million, $16.2 million, and $16.2 million for the years ended December 31, 2020, 2019 and 2018.

5.375% Senior Notes

On July 24, 2018, the Company issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes. The 5.375% Senior Notes are general senior unsecured obligations of the Company. The 5.375% Senior Notes bear interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The 5.375% Senior Notes will mature on July 24, 2023. The Company may redeem some or all of the 5.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture related to the 5.375% Senior). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes was $444.2 million, net of the discount and debt issuance costs of $5.8 million. The issuance costs are amortized as interest expense and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 5.375% Senior Notes as of December 31, 2020 was $446.6 million. The Company recorded interest expense related to the 5.375% Senior Notes of $25.5 million, $25.6 million and $11.0 million for the years ended December 31, 2020, 2019 and December 31, 2018, respectively.

3.750% Senior Notes

On September 27, 2019, the Company issued an aggregate of $300.0 million principal amount of 3.750% Senior Notes. The 3.750% Senior Notes are general unsecured obligations of the Company. The 3.750% Senior Notes bear interest at a rate of 3.750% per year, payable in cash on April 1 and October 1 of each year, commencing April 1, 2020. The 3.750% Senior Notes will mature on October 1, 2024. The Company may redeem some or all of the 3.750% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 3.750% Senior Notes was $296.1 million, net of discount and debt issuance costs of $3.9 million. The issuance costs will be amortized as interest expense and the carrying value of the 3.750% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 3.750% Senior Notes was $296.9 million as of December 31, 2020. The Company recorded interest expense related to the 3.750% Senior Notes of $12.1 million and $3.2 million for the years ended December 31, 2020 and 2019, respectively. The Company did not record any interest expense related to the 3.750% Senior Notes for the year ended December 31, 2018.

4.375% Senior Notes

On July 10, 2020, the Company issued an aggregate of $300.0 million principal amount of 4.375% Senior Notes. The 4.375% Senior Notes are general unsecured obligations of the Company. The 4.375% Senior Notes bear interest at a rate of 4.375% per year, payable in cash on June 15 and December 15 of each year, commencing December 15, 2020. The 4.375% Senior Notes will mature on December 15, 2025. The Company may redeem some or all of the 4.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices. If a “Change of Control Triggering Event” occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 4.375% Senior Notes was $296.8 million, net of discount and debt issuance costs of $3.2 million. The issuance costs will be amortized as interest expense, and the carrying value of the 4.375% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 4.375% Senior Notes was $297.0 million as of December 31, 2020. The Company recorded interest expense related to the 4.375% Senior Notes of $6.5 million for year ended December 31, 2020. The Company did not record interest expense related to the 4.375% Senior Notes for years ended December 31, 2019 and 2018.

Collateralized Borrowings

On March 13, 2015, the Company entered into a $28.2 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.70% per year and matured on March 13, 2019; therefore, there were no borrowings outstanding as of December 31, 2020 and 2019. The Company did not record any interest expense related to this secured loan arrangement for the year ended December 31, 2020. The Company recorded interest expense related to this secured loan arrangement of $30 thousand and $0.3 million for the years ended December 31, 2019 and 2018, respectively.

On May 31, 2017, the Company entered into a $29.9 million secured loan arrangement,  under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.44% per year and matures on May 31, 2021. As of December 31, 2020 and December 31, 2019, the Company had $4.0 million and $11.7 million, respectively, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2020 was $0.8 million. The book value of the fixed assets pledged as of December 31, 2019 was $2.3 million. The Company recorded interest expense related to this secured loan arrangement of $0.3 million, $0.5 million and $0.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

On April 8, 2019, the Company entered into a $15.0 million secured loan arrangement , under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.77% and matures on April 8, 2023. As of December 31, 2020 and December 31, 2019, the Company had $9.6 million and $13.2 million, respectively, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2020 was $1.2 million. The book value of the fixed assets pledged as of December 31, 2019 was $8.1 million. The Company recorded interest expense related to this secured loan arrangement of $0.4 million for both the years ended December 31, 2020 and 2019, respectively. The Company did not record any interest expense related to this secured loan arrangement for the year ended December 31, 2018.

On April 19, 2019, the Company entered into a $10.0 million secured loan arrangement , under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.89% and matures on April 19, 2023. As of December 31, 2020 and December 31, 2019, the Company had $6.3 million and $8.8 million, respectively, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2020 was $2.7 million. The book value of the fixed assets pledged as of December 31, 2019 was $5.7 million. The Company recorded interest expense related to this secured loan arrangement of $0.3 million for both the years ended December 31, 2020 and 2019, respectively. The Company did not record any interest expense related to this secured loan arrangement for the year ended December 31, 2018.

Short-term Borrowings

On August 22, 2017, the Company entered into a committed unsecured loan agreement with Itau Unibanco S.A. The agreement provides for short-term loans of up to $3.8 million (BRL 20.0 million). The maturity date of the agreement is August 19, 2021. Borrowings under this agreement bear interest at the Brazilian Interbank offering rate plus 3.30%. As of December 31, 2020 and December 31, 2019, there were $3.8 million (BRL 20.0 million) and $5.0 million (BRL 20.0 million), respectively, of borrowings outstanding under the agreement. As of December 31, 2020, the interest rate was 5.3%. The Company recorded interest expense related to the loan of $0.3 million, $0.5 million and $0.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

On August 23, 2017, the Company entered into a committed unsecured credit agreement with Itau Unibanco S.A. The agreement provides for an intra-day overdraft credit line up to $9.6 million (BRL 50.0 million). The maturity date of the agreement is March 9, 2021. This agreement bears a fee of 1.28% per year. As of December 31, 2020 and December 31, 2019, there were no borrowings outstanding under this agreement. The Company recorded bank fees related to the agreement of $0.1 million for the years ended December 31, 2020, 2019 and 2018.

21.	Compensation

The Compensation Committee may grant various equity-based awards, including RSUs, restricted stock, stock options, LPUs and shares of BGC Class A common stock. Upon vesting of RSUs, issuance of restricted stock, exercise of stock options and redemption/exchange of LPUs, the Company generally issues new shares of BGC Class A common stock.

On June 22, 2016, at the annual meeting of stockholders, the stockholders approved the Equity Plan to increase from 350 million to 400 million the aggregate number of shares of BGC Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. As of December 31, 2020, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 118.5 million shares.

The Company incurred compensation expense related to Class A common stock, LPUs and RSUs held by BGC employees as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Issuance of common stock and grants of exchangeability	$84,966	$100,948	$150,147
Allocations of net income[1]	14,006	20,491	38,352
LPU amortization	74,282	41,721	6,346
RSU amortization	10,291	7,465	5,212
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$183,545	$170,625	$200,057

1	Certain LPUs generally receive quarterly allocations of net income, including the Preferred Distribution, and are generally contingent upon services being provided by the unit holders.

Limited Partnership Units

A summary of the activity associated with LPUs held by BGC employees is as follows (in thousands):

	BGC LPUs	Newmark LPUs[2]
Balance at December 31, 2017	58,323	26,510
Granted	36,821	2,694
Redeemed/exchanged units	(14,908)	(7,032)
Forfeited units	(507)	(59)
Balance at December 31, 2018	79,729	22,113
Granted	47,916	662
Redeemed/exchanged units	(21,110)	(1,024)
Forfeited units	(4,128)	(7,144)
Balance at December 31, 2019	102,407	14,607
Granted	50,269	—
Redeemed/exchanged units	(14,642)	(1,300)
Forfeited units	(382)	(105)
Balance at December 31, 2020	137,652	13,202

2	The Newmark LPUs were issued as part of the Separation.

The LPUs table above includes both regular and Preferred Units. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for further information on Preferred Units). Subsequent to the Spin-Off, there are remaining partners who hold limited partnership interests in BGC Holdings who are Newmark employees, and there are remaining partners who hold limited partnership interests in Newmark Holdings who are BGC employees. These limited partnership interests represent interests that were held prior to the Newmark IPO or were distributed in connection with the Separation. Following the Newmark IPO, employees of BGC and Newmark only receive limited partnership interests in BGC Holdings and Newmark Holdings, respectively. As a result of the Spin-Off, as the existing limited partnership interests in BGC Holdings held by Newmark employees and the existing limited partnership interests in Newmark Holdings held by BGC employees are exchanged/redeemed, the related capital can be contributed to and from Cantor, respectively. The compensation expenses under GAAP related to the limited partnership interests are based on the company where the partner is employed. Therefore, compensation expenses related to the limited partnership interests of both BGC and Newmark but held by a BGC employee are recognized by BGC. However, the BGC Holdings limited partnership interests held by Newmark employees are included in the BGC share count and the Newmark Holdings limited partnership interests held by BGC employees are included in the Newmark share count.

A summary of the BGC Holdings and Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

	BGC LPUs	Newmark LPUs
Regular Units	92,296	9,480
Preferred Units	45,356	3,722
Balance at December 31, 2020	137,652	13,202

Issuance of Common Stock and Grants of Exchangeability

Compensation expense related to the issuance of BGC or Newmark Class A common stock and grants of exchangeability on BGC Holdings and Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Issuance of common stock and grants of exchangeability	$84,966	$100,948	$150,147

BGC LPUs held by BGC employees may become exchangeable or redeemed for BGC Class A common stock on a one-for-one basis, and Newmark LPUs held by BGC employees may become exchangeable or redeemed for a number of shares of Newmark Class A common stock equal to the number of limited partnership interests multiplied by the then-current Exchange Ratio. As of December 31, 2020, the Exchange Ratio was 0.9373.

A summary of the LPUs redeemed in connection with the issuance of BGC Class A common stock or Newmark Class A common stock (at the then-current Exchange Ratio) or granted exchangeability for BGC Class A common stock or Newmark Class A common stock (at the then-current Exchange Ratio) held by BGC employees is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
BGC Holdings LPUs	16,618	17,209	18,227
Newmark Holdings LPUs	1,164	500	3,116
Total	17,782	17,709	21,343

As of December 31, 2020 and 2019, the number of share-equivalent BGC LPUs exchangeable for shares of BGC Class A common stock at the discretion of the unit holder held by BGC employees was 3.5 million and 3.1 million, respectively. As of December 31, 2020 and 2019, the number of Newmark LPUs exchangeable into shares of Newmark Class A common stock at the discretion of the unit holder held by BGC employees (at the then-current Exchange Ratio) was 0.5 million and 0.8 million, respectively.

LPU Amortization

Compensation expense related to the amortization of LPUs held by BGC employees is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Stated vesting schedule	$73,034	$42,060	$2,462
Post-termination payout	1,248	(339)	3,884
LPU amortization	$74,282	$41,721	$6,346

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

A summary of the outstanding LPUs held by BGC employees with a stated vesting schedule that do not receive quarterly allocations of net income is as follows (in thousands):

	December 31, 2020	December 31, 2019
BGC Holdings LPUs	44,529	30,699
Newmark Holdings LPUs	353	1,171
Aggregate estimated grant date fair value – BGC and Newmark Holdings LPUs	$201,239	$138,324

As of December 31, 2020, there was approximately $70.0 million of total unrecognized compensation expense related to unvested BGC and Newmark LPUs held by BGC employees with a stated vesting schedule that do not receive quarterly allocations of net income that is expected to be recognized over 2.32 years.

Compensation expense related to LPUs held by BGC employees with a post-termination pay-out amount, such as REUs, and/or a stated vesting schedule is recognized over the stated service period. These LPUs generally vest between two and five years from the date of grant. As of December 31, 2020, there were 1.3 million outstanding BGC LPUs with a post-termination payout, with a notional value of approximately $12.7 million and an aggregate estimated fair value of $7.5 million, and 0.1 million outstanding Newmark LPUs with a post-termination payout, with a notional value of approximately $0.8 million and an aggregate estimated fair value of $0.3 million. As of December 31, 2019, there were 1.2 million outstanding BGC LPUs with a post-termination payout, with a notional value of approximately $15.3 million and an aggregate estimated fair value of $10.0 million, and 0.1 million outstanding Newmark LPUs with a post-termination payout, with a notional value of approximately $1.0 million and an aggregate estimated fair value of $0.2 million.

Restricted Stock Units

Compensation expense related to RSUs held by BGC employees is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
RSU amortization	$10,291	$7,465	$5,212

A summary of the activity associated with RSUs held by BGC employees and directors is as follows (RSUs and dollars in thousands):

	RSUs	Weighted- Average Grant Date Fair Value	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2017	1,063	$9.08	$9,651	1.63
Granted	578	12.05	6,964
Delivered	(553)	8.59	(4,753)
Forfeited	(159)	11.34	(1,804)
Balance at December 31, 2018	929	$10.83	$10,058	1.75
Granted	4,283	4.61	19,764
Delivered	(464)	10.11	(4,692)
Forfeited	(270)	5.99	(1,614)
Balance at December 31, 2019	4,478	$5.25	$23,516	2.50
Granted	6,618	3.25	21,506
Delivered	(1,579)	5.79	(9,148)
Forfeited	(557)	4.11	(2,292)
Balance at December 31, 2020	8,960	$3.75	$33,582	2.46

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

For the RSUs that vested during the years ended December 31, 2020 and 2019, the Company withheld shares of Class A common stock valued at $1.9 million and $0.5 million to pay taxes due at the time of vesting. As of December 31, 2020, there was approximately $28.2 million of total unrecognized compensation expense related to unvested RSUs held by BGC employees and directors that is expected to be recognized over a weighted-average period of 2.46 years.

Acquisitions

In connection with certain of its acquisitions, the Company has granted certain LPUs, RSUs, and other deferred compensation awards. As of December 31, 2020 and 2019, the aggregate estimated fair value of these acquisition-related LPUs and RSUs was $9.4 million and $10.7 million, respectively. As of December 31, 2020 and 2019, the aggregate estimated fair value of the deferred compensation awards was $23.6 million and $22.6 million, respectively. The liability for such acquisition-related LPUs and RSUs is included in “Accounts payable, accrued and other liabilities” on the Company’s consolidated statements of financial condition.

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

During the year ended December 31, 2020, there were no BGC or Newmark restricted shares held by BGC employees that were forfeited in connection with this provision. During the year ended December 31, 2019, approximately 22 thousand BGC or Newmark restricted shares held by BGC employees were forfeited in connection with this provision. During both the years ended December 31, 2020 and 2019, the Company released the restrictions with respect to 0.7 million of BGC shares held by BGC employees. As of December 31, 2020 and 2019, there were 3.7 million and 4.4 million of restricted BGC shares held by BGC employees outstanding, respectively. Additionally, during both the years ended December 31, 2020 and 2019, Newmark released the restrictions with respect to 0.3 million of restricted Newmark shares held by BGC employees. As of December 31, 2020 and 2019, there were 1.7 million and 2.1 million of restricted Newmark shares held by BGC employees outstanding, respectively.

Deferred Compensation

The Company maintains a deferred cash award program, which provides for the grant of deferred cash incentive compensation to eligible employees. The Company may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period.

The total compensation expense recognized in relation to the deferred cash compensation awards for the years ended December 31, 2020, 2019 and 2018 was $0.8 million, $5.9 million and $4.7 million respectively. As of December 31, 2020 and 2019, the total liability for the deferred cash compensation awards was $1.5 million and $3.5 million respectively, which is included in “Accrued compensation” on the Company’s consolidated statements of financial condition. As of December 31, 2020, total unrecognized compensation cost related to deferred cash compensation, prior to the consideration of forfeitures, was approximately $0.4 million and is expected to be recognized over a weighted-average period of 1.61 years.

22.	Commitments, Contingencies and Guarantees

Contractual Obligations and Commitments

The following table summarizes certain of the Company’s contractual obligations at December 31, 2020 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt and collateralized borrowings[1]	$1,369,854	$310,212	$459,642	$600,000	—
Operating leases[2]	250,572	36,541	60,222	39,798	114,011
Interest on long-term debt and collateralized borrowings[3]	177,619	55,566	88,220	33,833	—
Short-term borrowings[4]	3,849	3,849	—	—	—
Interest on Short-term borrowings	183	183	—	—	—
One-time transition tax[5]	15,817	1,440	4,907	9,470	—
Other[6]	5,599	5,599		—	—
Total contractual obligations	$1,823,493	$413,390	$612,991	$683,101	$114,011

[1]

Long-term debt and collateralized borrowings reflects long-term borrowings of $300.0 million of the 5.125% Senior Notes (the $300.0 million represents the principal amount of the debt; the carrying value of the 5.125% Senior Notes as of December 31, 2020 was approximately $255.6 million), $450.0 million of the 5.375% Senior Notes (the $450.0 million represents the principal amount of the debt; the carrying value of the 5.375% Senior Notes as of December 31, 2020 was $446.6 million), $300.0 million of the 3.750% Senior Notes (the $300.0 million represents the principal amount of the debt; the carrying value of the 3.750% Senior Notes as of December 31, 2020 was approximately $296.9 million), $300.0 million of the 4.375% Senior Notes (the $300.0 million represents the principal amount of the debt; the carrying value of the 4.375% Senior Notes as of December 31, 2020 was approximately $297.0 million), $4.0 million of collateralized borrowings due May 31, 2021, $9.6 million of collateralized borrowings due April 8, 2023, and $6.3 million of collateralized borrowings due April 19, 2023. See Note 20—“Notes Payable, Other and Short-term Borrowings” for more information regarding these obligations, including timing of payments and compliance with debt covenants.

[2]

Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sublease payments to be received. There are no sublease payments to be received over the life of the agreement.

[3]

Interest on long-term debt and collateralized borrowings also includes interest on the undrawn portion of the committed unsecured senior Revolving Credit Agreement which was calculated through the maturity date of the facility, which is February 26, 2023. As of December 31, 2020, the undrawn portion of the committed unsecured Revolving Credit Agreement was $350.0 million.

[4]

Short-term borrowings reflects approximately $3.8 million (BRL 20.0 million) of borrowing under the Company’s committed unsecured loan agreement. See Note 20—“Notes Payable, Other and Short-term Borrowings” for more information regarding this obligation.

[5]

The Company completed the calculation of the one-time transition tax on the deemed repatriation of foreign subsidiaries’ earnings pursuant to the Tax Act and previously recorded a net cumulative tax expense of $25.0 million, net of foreign tax credits, with an election to pay the taxes over eight years with 40% to be paid in equal installments over the first five years and the remaining 60% to be paid in installments of 15%, 20% and 25% in years six, seven and eight, respectively. The cumulative remaining balance as of December 31, 2020 is $15.8 million.

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

As of December 31, 2020, minimum lease payments under these arrangements are as follows (in thousands):

Net Lease Commitment
2021	$36,541
2022	33,335
2023	26,887
2024	22,235
2025	17,563
2026 and thereafter	114,011
Total	$250,572

The lease obligations shown above are presented net of payments to be received under a non-cancelable sublease. There are no sublease payments to be received over the life of the agreement.

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

The Company also allocates a portion of the rental payments for which it is obligated under non-cancelable operating leases to Cantor and its affiliates. These allocations are based on square footage used (see Note 16—“Related Party Transactions,” for more information).

Rent expense for the years ended December 31, 2020, 2019 and 2018 was $51.1 million, $56.0 million and $44.3 million, respectively. Rent expense is included as part of “Occupancy and equipment” in the Company’s consolidated statements of operations.

In the event the Company anticipates incurring costs under any of its leases that exceed anticipated sublease revenues, it recognizes a loss and records a liability for the present value of the excess lease obligations over the estimated sublease rental income. There was no liability for future lease payments associated with vacant space as of December 31, 2020, 2019 and 2018.

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

During the year ended December 31, 2020, the Company completed acquisitions whose purchase price included approximately $3.1 million in cash that may be issued or paid contingent on certain targets being met through 2023. The Company did not issue any contingent shares of BGC Class A common stock, LPUs or RSUs for acquisitions during the year ended December 31, 2020. The Company did not issue any contingent shares of Class A common stock, LPUs, RSUs or cash for acquisitions during the year ended December 31, 2019.

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

During the year ended December 31, 2020, the contingent cash consideration increased by approximately $3.6 million to $20.6 million in cash that may be paid due to an increase in probability of payout. During the year ended December 31, 2019, the contingent cash consideration increased by approximately $4.6 million to $21.4 million in cash that may be paid due to an increase in probability of payout.

As of December 31, 2020, the Company has issued 0.4 million shares of its Class A common stock, 0.1 million of RSUs and paid $19.2 million in cash related to contingent payments for acquisitions completed since 2016.

As of December 31, 2020, 1.9 million shares of the Company’s Class A common stock and 0.2 million RSUs remain to be issued, and $26.4 million in cash remains to be paid, net of forfeitures and other adjustments, if the targets are met.

The Company’s contingent considerations are classified as Level 3 liabilities. See Note 15—“Fair Value of Financial Assets and Liabilities,” for additional information.

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

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacts, that are used in lieu of margin and deposits with those clearing organizations. As of December 31, 2020 and 2019, the Company was contingently liable for $1.0 million and $2.3 million, respectively, under these letters of credit.

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

Insurance

The Company is self-insured for health care claims, up to a stop-loss amount for eligible participating employees and qualified dependents in the U.S., subject to deductibles and limitations. The Company’s liability for claims incurred but not reported is determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $1.2 million and $1.8 million in health care claims as of December 31, 2020 and 2019, respectively. The Company does not expect health care claims to have a material impact on its financial condition, results of operations, or cash flows.

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

Indemnifications

In connection with the sale of eSpeed, the Company has indemnified Nasdaq for amounts over a defined threshold against damages arising from breaches of representations, warranties and covenants. In addition, in connection with the acquisition of GFI, the Company has indemnified the directors and officers of GFI. As of December 31, 2020, no contingent liability has been recorded in the Company’s consolidated statements of financial condition for these indemnifications, as the potential for being required to make payments under these indemnifications is remote.
23.	Income Taxes

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

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
U.S. federal	$239	$(4,142)	$36,027
U.S. state and local	6,828	3,928	6,449
Foreign	30,788	52,943	46,982
UBT	(3)	1,278	(1,953)
	37,852	54,007	87,505
Deferred:
U.S. federal	(11,050)	(11,565)	(32,527)
U.S. state and local	(5,848)	8,537	149
Foreign	3,602	506	6,671
UBT	(3,253)	(1,674)	1,970
	(16,549)	(4,196)	(23,737)
Provision for income taxes	$21,303	$49,811	$63,768

The Company had pre-tax income (loss) of $77.9 million, $122.1 million and $171.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company had pre-tax income (loss) from domestic operations of $(206.3) million, $(201.3) million and $(144.4) million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company had pre-tax income (loss) from foreign operations of $284.2 million, $323.3 million and $316.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Differences between the Company’s actual income tax expense and the amount calculated utilizing the U.S. federal statutory rates were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Tax expense at federal statutory rate	$16,360	$25,633	$36,103
Non-controlling interest	73	3,466	(3,544)
Incremental impact of foreign taxes compared to federal tax rate	(476)	7,935	2,739
Other permanent differences	5,337	3,397	6,051
U.S. state and local taxes, net of U.S. federal benefit	(321)	(2,650)	(539)
New York City UBT	(3,256)	(392)	(514)
Other rate changes	(12,783)	10,509	4,024
Revaluation of deferred taxes related to tax reform	—	—	4,776
Uncertain tax positions	1,475	(1,025)	2,764
U.S. tax on foreign earnings, net of tax credits	2,643	3,166	2,163
Return-to-provision adjustments	1,076	(3,937)	2,598
Valuation allowance	11,966	4,015	2,567
Other	(791)	(306)	4,580
Provision for income taxes	$21,303	$49,811	$63,768

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

As of December 31, 2020, the Company’s intention is to permanently reinvest undistributed foreign pre-tax earnings in the Company’s foreign operations. While the one-time transition tax eliminated most of the income tax effects of repatriating the undistributed earnings, there could still be foreign and state and local tax effects on the distribution. Accordingly, no provision has been recorded on foreign and state and local taxes that would be applicable upon distribution of such earnings to the U.S. Further, determination of an estimate of deferred tax liability associated with the distribution of foreign earnings is not practicable. However, this policy will be further re-evaluated and assessed based on the Company’s overall business needs and requirements.

The Company has finalized its accounting policy and elect to treat taxes associated with the GILTI provision using the Period Cost Method and thus have not recorded deferred taxes for basis differences under this regime as of December 31, 2020. Accordingly, the Company recorded a tax expense of $6.1 million, net of foreign tax credits, for the impact of the GILTI provision on its foreign subsidiaries.

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

Significant components of the Company’s deferred tax asset and liability consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019
Deferred tax asset
Basis difference of investments	$15,644	$7,678
Deferred compensation	74,030	65,794
Excess interest expense	26,238	21,028
Other deferred and accrued expenses	8,835	17,685
Net operating loss and credit carry-forwards	84,822	73,072
Total deferred tax asset[1]	209,569	185,257
Valuation allowance	(81,191)	(71,931)
Deferred tax asset, net of valuation allowance	128,378	113,326
Deferred tax liability
Depreciation and amortization	27,406	35,346
Total deferred tax liability[1]	27,406	35,346
Net deferred tax asset	$100,972	$77,980

[1]	Before netting within tax jurisdictions.

The Company has deferred tax assets associated with net operating losses in U.S. state and local, and non-U.S. jurisdictions of $7.1 million and $72.9 million, respectively. These losses will begin to expire in 2025 and 2020, respectively. The Company’s change in net operating losses as well as associated valuation allowance is primarily due to acquisitions that occurred during the year. The Company’s deferred tax asset and liability are included in the Company’s consolidated statements of financial condition as components of “Other assets” and “Accounts payable, accrued and other liabilities,” respectively.

Pursuant to U.S. GAAP guidance, Accounting for Uncertainty in Income Taxes, the Company provides for uncertain tax positions as a component of income tax expense based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.

A reconciliation of the beginning to the ending amounts of gross unrecognized tax benefits for the years ended December 31, 2020 and 2019 is as follows (in thousands):

Balance, December 31, 2018	$10,252
Increases for prior year tax positions	2,500
Decreases for prior year tax positions	—
Increases for current year tax positions	—
Decreases related to settlements with taxing authorities	(2,271)
Decreases related to a lapse of applicable statute of limitations	—
Balance, December 31, 2019	$10,481
Increases for prior year tax positions	1,706
Decreases for prior year tax positions	—
Increases for current year tax positions	—
Decreases related to settlements with taxing authorities	—
Decreases related to a lapse of applicable statute of limitations	—
Balance, December 31, 2020	$12,187

As of December 31, 2020, the Company’s unrecognized tax benefits, excluding related interest and penalties, were $12.2 million, of which $9.2 million, if recognized, would affect the effective tax rate. The Company is currently open to examination by tax authorities in U.S. federal, state and local jurisdictions and certain non-U.S. jurisdictions for tax years beginning 2008, 2009 and 2012, respectively. The Company is currently under examination by tax authorities in the U.S. Federal and certain state and local jurisdictions. The Company does not believe that the amounts of unrecognized tax benefits will materially change over the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits in “Provision (benefit) for income taxes” in the Company’s consolidated statements of operations. As of December 31, 2020, the Company had accrued $3.3 million for income tax-related interest and penalties of which $0.3 million was accrued during 2020.

24.	Regulatory Requirements

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or FCMs subject to Rule 15c3-1 of the SEC and Rule 1.17 of the CFTC, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of December 31, 2020, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain U.K. and European subsidiaries of the Company are regulated by the FCA and must maintain financial resources (as defined by the FCA) in excess of the total financial resources requirement of the FCA. As of December 31, 2020, the U.K. and European subsidiaries had financial resources in excess of their requirements.

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

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of December 31, 2020, the Company’s regulated subsidiaries held $676.3 million of net assets. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $373.4 million.
25.	Segment, Geographic and Product Information

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

Geographic Information

The Company offers products and services in the U.K., U.S., Asia (including Australia), Other Europe, MEA, France, and Other Americas. Information regarding revenues is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenues:
U.K.	$867,066	$864,955	$811,542
U.S.	518,770	564,037	544,887
Asia	311,190	331,328	278,141
Other Europe/MEA	192,852	202,144	170,561
France	107,679	83,664	77,992
Other Americas	59,163	58,103	54,687
Total revenues	$2,056,720	$2,104,231	$1,937,810

Information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; ROU assets; certain other investments; goodwill; other intangible assets, net of accumulated amortization; and rent and other deposits) in the geographic areas is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Long-lived assets:
U.S.	$767,082	$766,315
U.K.	655,906	595,571
Asia	119,619	122,564
Other Europe/MEA	66,487	38,994
France	28,518	21,877
Other Americas	18,236	19,595
Total long-lived assets	$1,655,848	$1,564,916

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

Product information regarding revenues is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenues:
Rates	$544,094	$594,884	$549,825
Credit	329,904	306,713	292,171
FX	315,253	370,318	396,256
Energy and commodities	292,641	288,697	229,121
Equities derivatives and cash equities	254,702	251,339	288,265
Insurance	182,707	155,790	68,937
Total brokerage revenues	$1,919,301	$1,967,741	$1,824,575
All other revenues	137,419	136,490	113,235
Total revenues	$2,056,720	$2,104,231	$1,937,810

26.	Revenues from Contracts with Customers

The following table presents the Company’s total revenues separated between revenues from contracts with customers and other sources of revenues (in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Revenues from contracts with customers:
Commissions	$1,567,668	$1,645,818
Data, software, and post-trade	81,920	73,166
Fees from related parties	25,754	29,442
Other revenues	14,948	12,806
Total revenues from contracts with customers	1,690,290	1,761,232
Other sources of revenues:
Principal transactions	351,633	321,923
Interest and dividend income	12,332	18,319
Other revenues	2,465	2,757
Total revenues	$2,056,720	$2,104,231

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

Disaggregation of Revenue

Refer to Note 25—“Segment, Geographic and Product Information” for a further discussion on the allocation of revenues to geographic regions.

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

The Company had receivables related to revenues from contracts with customers of $629.4 million and $778.4 million at December 31, 2020 and December 31, 2019 respectively. The Company had no impairments related to these receivables during the years ended December 31, 2020 and 2019.

The Company’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at December 31, 2020 and December 31, 2019 was $15.0 million and $12.9 million, respectively. During the years ended December 31, 2020 and 2019, the Company recognized revenue of $8.3 million and $9.1 million, respectively, that was recorded as deferred revenue at the beginning of the period.

Contract Costs

The Company capitalizes costs to fulfill contracts associated with different lines of its business where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized. At December 31, 2020, there were $1.7 million of capitalized costs recognized to fulfill a contract. At December 31, 2019, there were $1.4 million of capitalized costs recognized to fulfill a contract.

27.Leases

The Company, acting as a lessee, has operating leases primarily relating to office space, data centers and office equipment. The leases have remaining lease terms of 0.1 year to 18.6 years, some of which include options to extend the leases in 1 to 10 year increments for up to 10 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement is recognized as incurred. All leases were classified as operating leases as of December 31, 2020.

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

The Company subleases certain real estate to its affiliates and to third parties. The value of these commitments is not material to the Company’s consolidated financial statements.

As of December 31, 2020, the Company did not have any leases that have not yet commenced but that create significant rights and obligations.

Supplemental information related to the Company’s operating leases is as follows (in thousands):

	Classification in Consolidated Statements of Financial Condition	December 31, 2020	December 31, 2019
Assets
Operating lease ROU assets	Other assets	$165,969	$169,065
Liabilities
Operating lease liabilities	Accounts payable, accrued and other liabilities	$190,207	$187,398

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term
Operating leases (years)	10.5	7.3
Weighted-average discount rate
Operating leases	4.9%	4.9%

The components of lease expense are as follows (in thousands):

	Classification in Consolidated Statements of Operations	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Operating lease cost	Occupancy and equipment	$43,726	$47,908

Short-term lease expense is not material.

The following table shows the Company’s maturity analysis of its operating lease liabilities as of December 31, 2020 (in thousands):

2021	$36,541
2022	33,335
2023	26,887
2024	22,235
2025	17,563
Thereafter	114,011
Total	$250,572
Interest	(60,365)
Total	$190,207

The following table shows cash flow information related to lease liabilities (in thousands):

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Cash paid for obligations included in the measurement of lease liabilities	$37,552	$44,964

28.	Current Expected Credit Losses (CECL)

The CECL reserve reflects management’s current estimate of potential credit losses related to the receivable balances included in the Company’s consolidated statements of financial condition. See Note 3—“Summary of Significant Accounting Policies” for further discussion of the CECL reserve methodology.

As described in Note 1—“Organization and Basis of Presentation,” upon adoption of the new CECL guidance on January 1, 2020, the Company recognized an initial CECL reserve of $1.9 million, of which, $1.1 million was in “Loans, forgivable loans and other receivables from employees and partners, net,” and $0.8 million was in “Accrued commissions and other receivables, net,” against its receivables portfolio with a corresponding charge to “Retained deficit” on the Company’s consolidated statements of changes in equity.

As required, any subsequent changes to the CECL reserve are recognized in “Net income (loss) available to common stockholders” in the Company’s consolidated statements of operations. During the year ended December 31, 2020, the Company recorded an increase of $0.7 million in the CECL reserve against the receivables portfolio, bringing the Company’s total CECL reserve to $2.6 million as of December 31, 2020. This total CECL reserve is comprised of $1.6 million for “Loans, forgivable loans and other receivables from employees and partners, net” and $1.0 million for “Accrued commissions and other receivables, net.” For the year ended December 31, 2020, there was an increase of $0.5 million, in the CECL reserve pertaining to “Loans, forgivable loans and other receivables from employees and partners, net” as a result of employee terminations, bringing the CECL reserve recorded pertaining to “Loans, forgivable loans and other receivables from employees and partners, net” to $1.6 million as of December 31, 2020. For the year ended December 31, 2020, there was an increase of $0.2 million in the CECL reserve against “Accrued commissions and other receivables, net,” due to the updated macroeconomic assumptions resulting from COVID-19, and the downward credit rating migration of certain receivables in the portfolio, bringing the CECL reserve recorded pertaining to “Accrued commissions and other receivables, net” to $1.0 million as of December 31, 2020.

29.	Supplemental Balance Sheet Information

The components of certain balance sheet accounts are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Other assets:
Operating lease ROU assets[1]	$165,969	$169,065
Deferred tax asset	125,292	96,051
Equity securities carried under measurement alternative	81,758	83,668
Prepaid expenses	35,210	24,722
Other taxes	27,450	17,962
Rent and other deposits	16,355	15,720
Other	28,384	40,108
Total other assets	$480,418	$447,296

	Year Ended December 31,
	2020	2019
Accounts payable, accrued and other liabilities:
Accrued expenses and other liabilities[2]	$890,690	$890,653
Taxes payable	255,944	212,488
Operating lease liabilities[1]	190,207	187,398
Deferred tax liability	24,320	18,071
Charitable contribution liability	2,758	3,999
Total accounts payable, accrued and other liabilities	$1,363,919	$1,312,609

1

As of December 31, 2020, $166.0 million and $190.2 million, relating to lease ROU assets and lease liabilities, respectively, is attributable to the adoption of ASU No. 2016-02, Leases (Topic 842). As of December 31, 2019, $169.1 million and $187.4 million, relating to lease ROU assets and lease liabilities, respectively, is attributable to the adoption of ASU No. 2016-02, Leases (Topic 842). See Note 27—“Leases”, in addition to the information under the heading “Recently Adopted Accounting Pronouncements” included in Note 1—“Organization and Basis of Presentation” for additional information.

2

As of December 31, 2020, $607.3 million is attributable to Besso and Ed Broking. As of December 31, 2019, $594.0 million is attributable to Besso and Ed Broking. See “Cash Segregated Under Regulatory Requirements” and “Accrued Commissions and Other Receivables, Net” in Note 3—“Summary of Significant Accounting Policies” for additional information.

30.	Discontinued Operations

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

The Company has determined that the Spin-Off met the criteria for reporting the financial results of Newmark as discontinued operations within BGC’s consolidated results for all periods through the Distribution Date. Newmark’s results are presented in “Consolidated net income (loss) from discontinued operations, net of tax” and the related noncontrolling interest in Newmark and its subsidiaries is presented in “Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries” in the Company’s consolidated statements of operations for the year ended December 31, 2018.

The following table provides the components of “Consolidated net income (loss) from discontinued operations, net of tax” and “Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries” for the year ended December 31, 2018 (in thousands):

Year Ended December 31,
2018
Revenues:
Commissions	$1,112,629
Gains from mortgage banking activities/originations, net	160,688
Real estate management and other services	375,428
Servicing fees	119,587
Fees from related parties	1,055
Interest income	35,238
Other revenues	607
Total revenues	1,805,232
Expenses:
Compensation and employee benefits	1,049,903
Equity-based compensation and allocations of net income to limited partnership units and FPUs	141,965
Total compensation and employee benefits	1,191,868
Occupancy and equipment	69,368
Fees to related parties	15,999
Professional and consulting fees	31,699
Communications	11,328
Selling and promotion	54,650
Commissions and floor brokerage	1,087
Interest expense	79,732
Other expenses	197,144
Total expenses	1,652,875
Other income (losses), net:
Gains (losses) on equity method investments	2,759
Other income (loss)	110,145
Total other income (losses), net	112,904
Income (loss) from operations before income taxes	265,261
Provision (benefit) for income taxes	86,799
Consolidated net income (loss) from discontinued operations, net of tax	178,462
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest in subsidiaries	53,121
Net income (loss) from discontinued operations available to common stockholders[1]	$125,341

[1]

This amount excludes EPU payable-in-kind dividends, which is a reduction to “Net income (loss) from discontinued operations available to common stockholders” for the calculation of the Company’s “Basic earnings (loss) per share and Fully diluted earnings (loss) per share from discontinued operations.”

Total net cash provided by (used in) operating activities from discontinued operations was $(748.2) million for the year ended December 31, 2018. Total net cash provided by (used in) investing activities from discontinued operations was $18.3 million for the year ended December 31, 2018.

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

In connection with the Separation, on December 13, 2017, Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the 2042 Promissory Note in relation to the 8.125% Senior Notes and the 2019 Promissory Note in relation to the 5.375% Senior Notes. Newmark repaid the $112.5 million outstanding principal amount under the 2042 Promissory Note on September 5, 2018, and repaid the $300.0 million outstanding principal amount under the 2019 Promissory Note on November 23, 2018. In addition, as part of the Separation, Newmark assumed the obligations of BGC as borrower under the Term Loan and Converted Term Loan. Newmark repaid the outstanding balance of the Term Loan as of March 31, 2018, and repaid the outstanding balance of the Converted Term Loan on November 6, 2018. For the year ended December 31, 2018, $46.1 million of interest expense on the obligations assumed as part of the Separation was included as part of discontinued operations in the table above. In addition, on March 19, 2018, the Company borrowed $150.0 million under the BGC Credit Agreement from Cantor, and loaned Newmark $150.0 million under the Intercompany Credit Agreement on the same day. All borrowings outstanding under the Intercompany Credit Agreement were repaid on November 7, 2018. The interest expense for the year ended December 31, 2018 related to the $150.0 million borrowed under the BGC Credit Agreement was $3.5 million and was allocated to discontinued operations in the table above.
31.	Subsequent Events

Fourth Quarter 2020 Dividend

On February 23, 2021, the Company’s Board declared a quarterly cash dividend of $0.01 per share for the fourth quarter of 2020, payable on March 30, 2021 to Class A and Class B common stockholders of record as of March 16, 2021.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of December 31, 2020. Based on that evaluation, as a result of the material weakness in internal control over financial reporting described below, the Chairman and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were not effective as of December 31, 2020.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based upon criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Our internal control over financial reporting includes policies and procedures that are intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Management has identified the following control deficiencies that in combination constitute a material weakness in our internal control over financial reporting as of December 31, 2020:

•

We did not design an effective control over wire payments in the UK to vendors, including taxing authorities. Specifically, we did not require independent validation of vendor banking details for wire payments where vendors had requested remittance be made to a different account than the one recorded within the vendor master listing.

•	We did not operate an effective control in the UK to validate bank information to the vendor master listing when effecting wire payments.
•	We did not design an effective control over the reconciliation of receipts and disbursements for certain UK partnerships in relation to partner related payments.

This material weakness resulted in payments being made to incorrect bank accounts. The above material weakness resulted in misstatements to expenses and accounts payable, accrued and other liabilities.

Because of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. We reviewed the results of management’s assessment with our Audit Committee.

In response to the identified material weakness, our management, with the oversight of the Audit Committee of our Board of Directors, has taken immediate action to remediate the material weakness identified. While certain remedial actions have been completed, others are in process.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing under “Election of Directors,” “Information about our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics and Whistleblower Procedures” in the 2021 Proxy Statement is hereby incorporated by reference in response to this Item 10.

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing under “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2021 Proxy Statement is hereby incorporated by reference in response to this Item 11.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information as of December 31, 2020” in the 2021 Proxy Statement is hereby incorporated by reference in response to this Item 12.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under “Certain Relationships and Related Transactions and Director Independence” and “Election of Directors—Independence of Directors” in the 2021 Proxy Statement is hereby incorporated by reference in response to this Item 13.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under “Independent Registered Public Accounting Firm Fees” and “Audit Committee Pre-Approval Policies and Procedures” in the 2021 Proxy Statement is hereby incorporated by reference in response to this Item 14.

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

1.1

Controlled Equity Offering SM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated March 9, 2018 (incorporated by reference to Exhibit 1.1 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on March 9, 2018)

2.1

Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)

2.2

Amendment No. 1, dated as of November 5, 2007, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)

2.3

Amendment No. 2, dated as of February 1, 2008, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)

2.4

Separation Agreement, dated as of March 31, 2008, by and among Cantor Fitzgerald, L.P., BGC Partners, LLC, BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

2.5

Purchase Agreement, dated as of April 1, 2013, by and among BGC Partners, Inc., BGC Partners, L.P., The NASDAQ OMX Group, Inc., and for certain limited purposes, Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013)

2.6

Tender Offer Agreement executed by BGC Partners, Inc., BGC Partners, L.P. and GFI Group Inc., dated February 19, 2015 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2015)

2.7

Stock Purchase Agreement by and among GFINet, Inc., GFI TP Holdings Pte Ltd, Intercontinental Exchange, Inc., and, solely for the purposes set forth therein, GFI Group Inc. and BGC Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 18, 2015)

2.8

Agreement and Plan of Merger, dated December 22, 2015, by and among BGC Partners, Inc., JPI Merger Sub 1, Inc., JPI Merger Sub 2, LLC, Jersey Partners Inc., New JP Inc., Michael Gooch and Colin Heffron (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2015)

2.9

Transaction Agreement, dated as of July 17, 2017, by and among BGC Partners, Inc. BGC Partners, L.P., Cantor Fitzgerald, L.P., Cantor Commercial Real Estate Company, L.P., Cantor Sponsor, L.P., CF Real Estate Finance Holdings, L.P. and CF Real Estate Finance Holdings GP, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 21, 2017)

Exhibit Number	Exhibit Title

2.10

Amended and Restated Separation and Distribution Agreement, dated as of November  23, 2018, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., BGC Global Holdings, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 27, 2018)

3.1	Restated Certificate of Incorporation of BGC Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016)

3.2	Amended and Restated Bylaws of BGC Partners, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.1	Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on April 18, 2008)

4.3

Indenture, dated as of June 26, 2012, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee,  (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2012)

4.4

Third Supplemental Indenture, dated as of May 27, 2016, by and between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to the 5.125% Senior Notes due 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed with the SEC on May 31, 2016)

4.5	Form of 5.125% Senior Notes due 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 31, 2016)

4.6

Fourth Supplemental Indenture, dated as of July 24, 2018, by and between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to the 5.375% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed with the SEC on July 25, 2018)

4.7	Form of 5.375% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2018)
4.8

Indenture, dated as of September 27, 2019, between BGC Partners, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on September 30, 2019)

4.9

First Supplemental Indenture, dated as of September 27, 2019, between BGC Partners, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed with the SEC on September 30, 2019)

4.10	Form of BGC Partners, Inc. 3.750% Senior Notes due 2024 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed with the SEC on September 30, 2019)

4.11

Second Supplemental Indenture, dated as of July 10, 2020, between BGC Partners, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 14, 2020)

4.12	Form of BGC Partners, Inc. 4.375% Senior Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 14, 2020)

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

10.6

Tax Receivable Agreement, dated as of March 31, 2008, by and between BGC Partners, LLC and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.7

License Agreement, dated as of April 1, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.8

Clearing Services Agreement, dated May 9, 2006, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.9

Amendment to Clearing Services Agreement, dated November 7, 2008, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.10

Second Amendment, dated August 16, 2010,  to the Clearing Services Agreement, dated May 9, 2006, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2020)

10.11

Third Amendment , dated June 16, 2020, to the Clearing Services Agreement, dated May 9, 2006, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2020)

10.12

Agreement dated November 5, 2008 between BGC Partners, Inc. and Cantor Fitzgerald, L.P. regarding clearing capital (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.13

First Amendment, dated June 16, 2020, to the Agreement between BGC Partners, Inc. and Cantor Fitzgerald, L.P. regarding clearing capital, dated  November 5, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2020)

10.14

Subscription Agreement, dated March 16, 2010, among BGC Partners, Inc., BGC Holdings, L.P. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.15

Registration Rights Agreement, dated as of April 1, 2010, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

10.16

Tower Bridge International Services L.P. and BGC Brokers L.P. Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.17

Tower Bridge International Services L.P. and Cantor Fitzgerald Europe Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.18

Tower Bridge International Services L.P. and Cantor Index Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.19

Tower Bridge International Services L.P. and BGC International Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.20

Tower Bridge International Services L.P. and eSpeed International Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

Exhibit Number	Exhibit Title

10.21

Tower Bridge International Services L.P. and eSpeed Support Services Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.22

Amended and Restated Change in Control Agreement dated August 3, 2011 between Howard W. Lutnick and BGC Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)*

10.23

Amended and Restated Change in Control Agreement dated August 3, 2011 between Stephen M. Merkel and BGC Partners, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)*

10.24

Deed of Amendment, dated August 14, 2020, between Shaun D. Lynn and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 14, 2020)*

10.25

Amended and Restated Deed of Adherence, dated as of January 22, 2014, between Sean Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 28, 2014)*

10.26

Deed of Amendment, dated February 24, 2017, to the Amended and Restated Deed of Adherence, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.86 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2017)*

10.27

Deed of Amendment, dated November 5, 2020, to the Amended and Restated Deed of Adherence, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020)*

10.28

Consultancy Agreement, dated February 24, 2017, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.87 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2017)*

10.29

Amendment, dated November 5, 2020, to the Consultancy Agreement, dated February 24, 2017, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020)*

10.30

Letter Agreement, dated as of August 24, 2015, among BGC Partners, Inc., BGC Partners, L.P. and GFI Group Inc., relating to shareholder litigation and the Tender Offer Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015)

10.31

Seventh Amended and Restated Long Term Incentive Plan, dated as of June 22, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2016)*

10.32

Second Amended and Restated BGC Partners, Inc. Incentive Bonus Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2017)*

10.33

Amended and Restated Agreement of Limited Partnership of CF Real Estate Finance Holdings, L.P., dated as of September 8, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2017)

10.34

Second Amended and Restated Agreement of Limited Partnership of BGC Holdings, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.35

Amendment No. 1, dated November 8, 2018, to the Second Amended and Restated Agreement of Limited Partnership of BGC Holdings, L.P (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2018).

10.36

Second Amended and Restated Agreement of Limited Partnership of BGC Partners, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.37

Second Amended and Restated Agreement of Limited Partnership of BGC Global Holdings, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

Exhibit Number	Exhibit Title

10.38

Registration Rights Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.39

Tax Matters Agreement, dated as of December 13, 2017, by and among BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.40

Amended and Restated  Tax Receivable Agreement, dated as of December 13, 2017, by and between Cantor Fitzgerald, L.P. and BGC Partners, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.41

Registration Rights Agreement, dated as of July 10, 2020, between BGC Partners, Inc. and the parties named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 14, 2020)

10.42

Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 23, 2018)

10.43

Amendment, dated August 6, 2018, to the Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2018)

10.44

Amended and Restated Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 23, 2018)

10.45

Credit Agreement, dated as of November  28, 2018, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 27, 2018)

10.46

First Amendment, dated December 11, 2019, to the Credit Agreement, dated as of November  28, 2018, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2019)

10.47

Second Amendment, dated February 26, 2020, to the Credit Agreement, dated as of November 28, 2018, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as the Administrative Agent.

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

101

The following materials from BGC Partners’ Annual Report on Form 10-K for the period ended December 31, 2020 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, (vi) Notes to the Consolidated Financial Statements, and (vii) Schedule I, Parent Company Only Financial Statements. The XBRL Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document.

Exhibit Number	Exhibit Title

104	The cover page from this Annual Report on Form 10-K, formatted in inline XBRL (included in Exhibit 101).

ITEM 16.	FORM 10-K SUMMARY

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2020 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March, 2021.

BGC Partners, Inc.

By:	/S/ HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant, BGC Partners, Inc., in the capacities and on the date or dates indicated.

Signature	Capacity in Which Signed	Date

/S/ HOWARD W. LUTNICK	Chairman of the Board and Chief Executive Officer	March 1, 2021
Howard W. Lutnick	(Principal Executive Officer)

/S/ STEVEN BISGAY	Chief Financial Officer	March 1, 2021
Steven Bisgay	(Principal Financial and Accounting Officer)

/S/ LINDA A. BELL	Director	March 1, 2021
Linda A. Bell

/S/ STEPHEN T. CURWOOD	Director	March 1, 2021
Stephen T. Curwood

/S/ WILLIAM J. MORAN	Director	March 1, 2021
William J. Moran

/S/ DAVID P. RICHARDS	Director	March 1, 2021
David P. Richards

BGC PARTNERS, INC.

(Parent Company Only)

STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share data)

	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$24	$44
Investments in subsidiaries	732,658	657,961
Receivables from related parties	2,758	3,999
Note receivable from related party	1,296,082	1,109,013
Other assets	64,498	49,347
Total assets	$2,096,020	$1,820,364
Liabilities and Stockholders’ Equity
Accounts payable, accrued and other liabilities	$50,999	$36,704
Notes payable	1,296,082	1,109,013
Total liabilities	1,347,081	1,145,717
Commitments and contingencies (Note 3)
Total stockholders’ equity	748,939	674,647
Total liabilities and stockholders’ equity	$2,096,020	$1,820,364

See accompanying Notes to Financial Statements.

BGC PARTNERS, INC.

(Parent Company Only)

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Other revenues	$450	—	$36,944
Interest and dividend income	65,762	55,044	68,382
Total revenue	66,212	55,044	105,326
Expenses:
Interest expense	65,762	55,044	68,382
Total expenses	65,762	55,044	68,382
Income from operations before income taxes	450	—	36,944
Equity income (loss) of subsidiaries	41,876	50,413	49,087
Equity income of discontinued operations, net	—	—	125,341
Provision (benefit) for income taxes	(6,582)	2,851	9,176
Net income available to common stockholders	$48,908	$47,562	$202,196
Per share data:
Basic earnings (loss) per share from continuing operations
Net income (loss) from continuing operations	$48,908	$47,562	$76,855
Basic earnings (loss) per share from continuing operations	$0.14	$0.14	$0.24
Basic weighted-average shares of common stock outstanding	361,736	344,332	322,141
Fully diluted earnings (loss) per share from continuing operations
Net income (loss) from continuing operations for fully diluted shares	$70,430	$62,054	$76,855
Fully diluted earnings (loss) per share from continuing operations	$0.13	$0.13	$0.24
Fully diluted weighted-average shares of common stock outstanding	546,848	459,743	323,844

  See accompanying Notes to Financial Statements.

BGC PARTNERS, INC.

(Parent Company Only)

STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income available to common stockholders	$48,908	$47,562	$202,196
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	5,382	96	(11,686)
Benefit plans	(1,210)	(8,733)	—
Total other comprehensive (loss) income, net of tax	4,172	(8,637)	(11,686)
Comprehensive income attributable to common stockholders	$53,080	$38,925	$190,510

See accompanying Notes to Financial Statements.

BGC PARTNERS, INC.

(Parent Company Only)

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income available to common stockholders	$48,908	$47,562	$202,196
Less: Equity income of discontinued operations	—	—	(125,341)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred financing costs	4,188	3,206	4,012
Equity in net gains (losses) of unconsolidated investments	(41,876)	(50,413)	(49,087)
Deferred tax (benefit) expense	(13,585)	(20,042)	(12,449)
Decrease (increase) in operating assets:
Investments in subsidiaries	(11,480)	12,400	(368,509)
Receivables from related parties	1,241	16,029	10,686
Note receivable from related party	(187,069)	(366,496)	(450,000)
Other assets	887	861	39
(Decrease) increase in operating liabilities:
Accounts payable, accrued and other liabilities	14,295	(4,125)	3,321
Net cash used in operating activities	(184,491)	(361,018)	(785,132)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	—	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to stockholders	(60,440)	(192,442)	(231,446)
Repurchase of Class A common stock	(5)	(970)	(8,185)
Issuance of senior notes, net of deferred issuance costs	294,396	294,845	444,196
Repayments of senior notes	(43,968)	—	—
Unsecured revolving credit agreement borrows	230,000	390,000	195,000
Unsecured revolving credit agreement repayments	(300,000)	(320,000)	(195,000)
Distributions from subsidiaries	61,972	184,545	199,062
Proceeds from offering of Class A common stock, net	2,516	4,929	345,974
Net cash provided by financing activities	184,471	360,907	749,601
Net cash provided by (used in) operating activities from discontinued operations	—	—	—
Net cash provided by (used in) investing activities from discontinued operations	—	—	—
Net cash provided by (used in) financing activities from discontinued operations	—	—	35,487
Net increase (decrease) in cash and cash equivalents	(20)	(111)	(44)
Cash and cash equivalents at beginning of period	44	155	199
Cash and cash equivalents at end of period	$24	$44	$155

Supplemental cash information:
Cash paid (refund) during the period for taxes	$(5,919)	$5,422	$20,598
Cash paid during the period for interest	60,594	47,329	15,375
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$11,388	$26,146	$143,232
Issuance of Class A and contingent Class A common stock and limited partnership interests for acquisitions	1,578	3,040	21,899

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

For the year ended December 31, 2020, the Company declared and paid cash dividends of $0.17 per share to BGC Class A and Class B common stockholders. For the year ended December 31, 2019 and 2018, the comparable cash dividend amounts were $0.56 per share and $0.72 per share, respectively.

Revisions of Previously Issued Financial Statements

During the fourth quarter of 2020, the Company’s management identified the theft of U.K. tax payment related funds from the Company. The theft, which occurred over several years ending September 2020, was perpetrated by two individuals associated with the Company, and did not involve the operations or business of the Company. Litigation has commenced against the two individuals seeking recovery of stolen amounts. The cumulative impact to the Company’s “Consolidated net income (loss)” as a result of the theft was determined to be $35.2 million. As a result, the Company has revised its previously issued financial statements as of and for the years ended December 31, 2019 and 2018. The Company believes that these revisions are not material to any of the Company’s previously issued financial statements based on an analysis of quantitative and qualitative factors in accordance with the SEC Staff Bulletin Nos. 99 and 108. Accordingly, the Company has concluded that an amendment of previously filed periodic reports is not required. However, though the revisions were not material to any previously issued financial statements, correcting the accumulated adjustment in 2020 would have been material to the Company’s consolidated financial statements for the year ended December 31, 2020. Therefore, the company has revised the historical periods in this Annual Report on Form 10-K.

For more information about the revisions to our previously issued financial statements, see Note 4—“Prior Periods’ Financial Statement Revisions” in the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

2.	Prior Periods’ Financial Statement Revisions

 During the fourth quarter of 2020, the Company’s management identified the theft of U.K. tax payment related funds from the Company. The theft, which occurred over several years ending September 2020, was perpetrated by two individuals associated with the Company, and did not involve the operations or business of the Company. Litigation has commenced against the two individuals seeking recovery of stolen amounts. The cumulative impact to the Company’s ”Consolidated net income (loss)” as a result of the theft was determined to be $35.2 million. As a result, the Company has revised its previously issued financial statements as of and for the years ended December 31, 2019 and 2018.

The Company assessed the materiality of these revisions on prior periods’ financial statements in accordance with SEC Staff Accounting Bulletin Topic 1.M, Materiality, codified in ASC Topic 250, Accounting Changes and Error Corrections, and concluded that the revisions were not material to the prior annual periods. Although the revisions were not material to any previously issued financial statements, correcting the accumulated revision in 2020 would have been material to the Company’s consolidated financial statements for the year ended December 31, 2020. Accordingly, the Company has concluded that an amendment of previously filed periodic reports is not required. Therefore, the Company has revised the historical periods in this Annual Report on Form 10-K. The Company is revising other prior period financial statements to reflect certain previously unrecorded immaterial adjustments, primarily related to BGC’s provision (benefit) for income taxes, in the Company’s consolidated financial statements for the periods stated above. The accompanying notes to the consolidated financial statements further reflect the impact of these revisions.

The following table presents the effect of the resulting revision on the statements of financial condition as of December 31, 2019.

	December 31, 2019
	As Reported	Adjustments	As Revised
Assets
Cash and cash equivalents	$44	$—	$44
Investments in subsidiaries	669,402	(11,441)	657,961
Receivables from related parties	3,999	—	3,999
Note receivable from related party	1,109,013	—	1,109,013
Other assets	49,252	95	49,347
Total assets	$1,831,710	$(11,346)	$1,820,364
Liabilities and Stockholders’ Equity
Accounts payable, accrued and other liabilities	$36,871	$(167)	$36,704
Notes payable	1,109,013	—	1,109,013
Total liabilities	1,145,884	(167)	1,145,717
Commitments and contingencies (Note 3)
Total stockholders’ equity	685,826	(11,179)	674,647
Total liabilities and stockholders’ equity	$1,831,710	$(11,346)	$1,820,364

The following tables present the effect of the resulting revision on the statements of operations for the years ended December 31, 2019 and 2018.

	Year Ended December 31, 2019
	As Reported	Adjustments	As Revised
Revenues:
Interest and dividend income	$55,044	$—	$55,044
Total revenue	55,044	—	55,044
Expenses:
Interest expense	55,044	—	55,044
Total expenses	55,044	—	55,044
Income from operations before income taxes	—	—	—
Equity income (loss) of subsidiaries	58,819	(8,406)	50,413
Provision (benefit) for income taxes	3,112	(261)	2,851
Net income available to common stockholders	$55,707	$(8,145)	$47,562
Per share data:
Basic earnings (loss) per share
Net income (loss) available to common stockholders	$55,707	$(8,145)	$47,562
Basic earnings (loss) per share	$0.16	$(0.02)	$0.14
Basic weighted-average shares of common stock outstanding	344,332	—	344,332
Fully diluted earnings (loss) per share
Net income for fully diluted shares	$83,531	$(21,477)	$62,054
Fully diluted earnings (loss) per share	$0.16	$(0.03)	$0.13
Fully diluted weighted-average shares of common stock outstanding	524,550	(64,807)	459,743

	Year Ended December 31, 2018
	As Reported	Adjustments	As Revised
Revenues:
Other revenues	$36,944	$—	$36,944
Interest and dividend income	68,382	—	68,382
Total revenue	105,326	—	105,326
Expenses:
Interest expense	68,382	—	68,382
Total expenses	68,382	—	68,382
Income from operations before income taxes	36,944	—	36,944
Equity income (loss) of subsidiaries	49,472	(385)	49,087
Equity income of discontinued operations, net	123,816	1,525	125,341
Provision (benefit) for income taxes	12,712	(3,536)	9,176
Net income available to common stockholders	$197,520	$4,676	$202,196
Per share data:
Basic earnings (loss) per share from continuing operations
Net income (loss) from continuing operations	$73,704	$3,151	$76,855
Basic earnings (loss) per share from continuing operations	$0.23	$0.01	$0.24
Basic weighted-average shares of common stock outstanding	322,141	—	322,141
Fully diluted earnings (loss) per share from continuing operations
Net income (loss) from continuing operations for fully diluted shares	$73,704	$3,151	$76,855
Fully diluted earnings (loss) per share from continuing operations	$0.23	$0.01	$0.24
Fully diluted weighted-average shares of common stock outstanding	323,844	—	323,844

The following tables present the effect of the resulting revision on the consolidated statements of cash flows for the years ended December 31, 2019 and 2018.

	Year Ended December 31, 2019
	As Reported	Adjustments	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income available to common stockholders	$55,707	$(8,145)	$47,562
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net gains (losses) of unconsolidated investments	(58,819)	8,406	(50,413)
Deferred tax (benefit) expense	(19,947)	(95)	(20,042)
Decrease (increase) in operating assets:
Investments in subsidiaries	12,399	1	12,400
(Decrease) increase in operating liabilities:
Accounts payable, accrued and other liabilities	(3,958)	(167)	(4,125)
Net cash used in operating activities	(361,018)	—	(361,018)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	$—	$—	$—
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	$360,907	$—	$360,907
Net increase (decrease) in cash and cash equivalents	(111)	—	(111)
Cash and cash equivalents at beginning of period	155	—	155
Cash and cash equivalents at end of period	$44	$—	$44

	Year Ended December 31, 2018
	As Reported	Adjustments	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income available to common stockholders	$197,520	$4,676	$202,196
Less: Equity income of discontinued operations	(123,816)	(1,525)	(125,341)
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net gains (losses) of unconsolidated investments	(49,472)	385	(49,087)
Decrease (increase) in operating assets:
Investments in subsidiaries	(365,405)	(3,104)	(368,509)
(Decrease) increase in operating liabilities:
Accounts payable, accrued and other liabilities	3,753	(432)	3,321
Net cash used in operating activities	(785,132)	—	(785,132)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	$—	$—	$—
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	$749,601	$—	$749,601
Net increase (decrease) in cash and cash equivalents	(44)	—	(44)
Cash and cash equivalents at beginning of period	199	—	199
Cash and cash equivalents at end of period	$155	$—	$155

Certain prior period line items in the statements of comprehensive income (loss) were affected by the revisions of previously issued financial statements. All of the changes in the statements of comprehensive income were isolated to the net income line, which has been addressed through the preceding disclosures.

3.	Commitments, Contingencies and Guarantees

On March 13, 2015, subsidiaries of the Company entered into a secured loan arrangement of $28.2 million, under which it pledged certain fixed assets as security for a loan. This arrangement was guaranteed by the Parent Company, incurred interest at a fixed rate of 3.70% and matured on March 13, 2019, therefore there were no borrowings outstanding as of December 31, 2020 and 2019.

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

On May 31, 2017, the Company entered into a secured loan arrangement of $29.9 million, under which it pledged certain fixed assets as security for a loan. This arrangement is guaranteed by the Parent Company, incurs interest at a fixed rate of 3.44% per year and matures on May 31, 2021. As of December 31, 2020 and December 31, 2019, the Company had $4.0 million and $11.7 million, respectively, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2020 was $0.8 million. The book value of the fixed assets pledged as of December 31, 2019 was $2.3 million.

On April 8, 2019, the Company entered into a secured loan arrangement of $15.0 million, under which it pledged certain fixed assets as security for a loan. This arrangement is guaranteed by the Parent Company, incurs interest at a fixed rate of 3.77% and matures on April 8, 2023. As of December 31, 2020 and 2019, the Company had $9.6 million and $13.2 million outstanding related to this secured loan arrangement, respectively. The book value of the fixed assets pledged as of December 31, 2020 was $1.2 million. The book value of the fixed assets pledged as of December 31, 2019 was $8.1 million.

On April 19, 2019, the Company entered into a $10.0 million secured loan arrangement , under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.89% and matures on April 19, 2023. As of December 31, 2020 and December 31, 2019, the Company had $6.3 million and $8.8 million, respectively, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2020 was $2.7 million. The book value of the fixed assets pledged as of December 31, 2019 was $5.7 million.
4.	Long-Term Debt

Unsecured Senior Revolving Credit and Converted Term Loan Agreement

On September 8, 2017, the Company entered into a committed unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. The revolving credit agreement provided for revolving loans of up to $400.0 million. The maturity date of the facility was September 8, 2019. On November 22, 2017, the Company and Newmark entered into an amendment to the unsecured senior revolving credit agreement. Pursuant to the amendment, the then-outstanding borrowings of the Company under the revolving credit facility were converted into a term loan. There was no change in the maturity date or interest rate. Effective December 13, 2017, Newmark assumed the obligations of the Company as borrower under the converted term loan. The Company remained a borrower under, and retained access to, the revolving credit facility for any future draws, subject to availability which increased as Newmark repaid the converted term loan. During the year ended December 31, 2018, Newmark repaid the outstanding balance of the converted term loan. During the year ended December 31, 2018, the Company borrowed $195.0 million under the committed unsecured senior revolving credit agreement and subsequently repaid the $195.0 million during the year. Therefore, there were no borrowings outstanding as of December 31, 2018. The Company recorded interest expense of $1.0 million for the year ended December 31, 2018. The Company did not record any interest expense related to the committed unsecured revolving credit agreement for the years ended December 31, 2020 and 2019.

On November 28, 2018, the Company entered into a new Revolving Credit Agreement which replaced the existing committed unsecured senior revolving credit agreement. The maturity date of the new Revolving Credit Agreement was November 28, 2020 and the maximum revolving loan balance has been reduced from $400.0 million to $350.0 million. Borrowings under this agreement bore interest at either LIBOR or a defined base rate plus additional margin. On December 11, 2019, the Company entered into an amendment to the new unsecured Revolving Credit Agreement. Pursuant to the amendment, the maturity date was extended to February 26, 2021. On February 26, 2020, the Company entered into a second amendment to the new Revolving Credit Agreement, pursuant to which, the maturity date was extended by two years to February 26, 2023. There was no change to the interest rate or the maximum revolving loan balance. On July 14, 2020, the Company repaid in full the $225.0 million borrowings outstanding under the new Revolving Credit Agreement. As of December 31, 2020, there were no borrowings outstanding under the new Revolving Credit Agreement. As of December 31, 2019, there was $68.9 million of borrowings outstanding, net of deferred financing costs of $1.1 million, under the new unsecured Revolving Credit Agreement. The average interest rate on the outstanding borrowings was 2.88% and 3.88% for the years ended December 31, 2020 and 2019, respectively. The Company recorded interest expense related to the unsecured senior Revolving Credit Agreement of $5.3 million, $10.0 million and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The initial carrying value of the 5.125% Senior Notes was $295.8 million, net of the discount and debt issuance costs of $4.2 million. The issuance costs are amortized as interest expense and the carrying value of the 5.125% Senior Notes will accrete up to the face amount over the term of the notes. On August 5, 2020, the Company commenced a cash tender offer for any and all $300.0 million outstanding aggregate principal amount of its 5.125% Senior Notes. On August 11, 2020, the Company’s cash tender offer expired at 5:00 p.m., New York City time. As of the expiration time, $44.0 million aggregate principal amount of the 5.125% Senior Notes were validly tendered. These notes were redeemed on the settlement date of August 14, 2020. The carrying value of the 5.125% Senior Notes as of December 31, 2020 was $255.6 million. The Company recorded interest expense related to the 5.125% Senior Notes of $16.3 million, $16.2 million, and $16.2 million for the years ended December 31, 2020, 2019, and 2018.

5.375% Senior Notes

On July 24, 2018, the Company issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes. The 5.375% Senior Notes are general senior unsecured obligations of the Company. These 5.375% Senior Notes bear interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The 5.375% Senior Notes will mature on July 24, 2023. The Company may redeem some or all of the 5.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 5.375% Senior Notes ). If a “Change of Control Triggering Event” (as defined in the indenture related to the 5.375% Senior Notes ) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes was $444.2 million, net of the discount and debt issuance costs of $5.8 million. The issuance costs are amortized as interest expense and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 5.375% Senior Notes as of December 31, 2020 was $446.6 million. The Company recorded interest expense related to the 5.375% Senior Notes of $25.5 million, $25.6 million and $11.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

3.750% Senior Notes

On September 27, 2019, the Company issued an aggregate of $300.0 million principal amount of 3.750% Senior Notes due October 1, 2024. The 3.750% Senior Notes are general unsecured obligations of the Company. The 3.750% Senior Notes bear interest at a rate of 3.750% per annum, payable on each April 1 and October 1, commencing April 1, 2020. The 3.750% Senior Notes will mature on October 1, 2024. The Company may redeem some or all of the 3.750% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 3.750% Senior Notes was $296.1 million, net of discount and debt issuance costs of $3.9 million. The issuance costs will be amortized as interest expense and the carrying value of the 3.750% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 3.750% Senior Notes was $296.9 million as of December 31, 2020. The Company recorded interest expense related to the 3.750% Senior Notes of $12.1 million and $3.2 million for the years ended December 31, 2020 and 2019, respectively. The Company did not record any interest expense related to the 3.750% Senior Notes for the year ended December 31, 2018.

4.375% Senior Notes

On July 10, 2020, the Company issued an aggregate of $300.0 million principal amount of 4.375% Senior Notes. The 4.375% Senior Notes are general unsecured obligations of the Company. The 4.375% Senior Notes bear interest at a rate of 4.375% per year, payable in cash on June 15 and December 15 of each year, commencing December 15, 2020. The 4.375% Senior Notes will mature on December 15, 2025. The Company may redeem some or all of the 4.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices. If a “Change of Control Triggering Event” occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 4.375% Senior Notes was $296.8 million, net of discount and debt issuance costs of $3.2 million. The issuance costs will be amortized as interest expense, and the carrying value of the 4.375% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 4.375% Senior Notes was $297.0 million as of December 31, 2020. The Company recorded interest expense related to the 4.375% Senior Notes of $6.5 million for year ended December 31, 2020. The Company did not record interest expense related to the 4.375% Senior Notes for years ended December 31, 2019 and 2018.