Form 10-K/A
period 2020-12-31
BGC Partners, Inc.
filed 2021-04-29
CIK 1094831

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
On April
26
, 2021, the registrant had 337,688,786 shares of Class A common stock, $0.01 par value, and 45,884,380 shares of Class B common stock, $0.01 par value, outstanding.

EXPLANATORY NOTE
Throughout this document BGC Partners, Inc. is referred to as “BGC,” and “BGC Partners,” and, together with its subsidiaries, as the “Company,” “we,” “us,” or “our.”
On March 1, 2021, BGC filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Original Form 10-K”). Certain Part III information was omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year. The Company does not anticipate that its definitive proxy statement involving the election of directors in connection with its 2021 annual meeting of stockholders will be filed by April 30, 2021
(i.e.,
within 120 days after the end of the Company’s 2020 fiscal year). Accordingly, this Amendment No. 1 (this “Amendment”) hereby amends and restates Part III, Items 10 through 14, of the Original Form 10-K as set forth below. The information included herein as required by Part III, Items 10 through 14, of the Original Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our 2021 annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14, of Form 10-K.
This Amendment also restates Item 15 of Part IV of the Original Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.
No other amendments are being made hereby to the Original Form 10-K. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the Securities and Exchange Commission on March 1, 2021, and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Board of Directors is currently composed of five members. Information with respect to our directors is set forth below.
Information about our Directors

Name	Age	Director Since	Biographies
Howard W. Lutnick	59	1999
Mr. Lutnick is the Chairman of our Board of Directors and our Chief Executive Officer, positions in which he has served from June 1999 to the present. Mr. Lutnick joined Cantor Fitzgerald, L.P. (“Cantor”) in 1983 and has served as President and Chief Executive Officer of Cantor since 1992 and as Chairman since 1996. Mr. Lutnick also served as President of Cantor from 1991 until 2017. Mr. Lutnick has been Chairman of Newmark Group, Inc. (“Newmark”) since 2016. In addition, Mr. Lutnick also holds offices at and provides services to various other affiliates of Cantor and provides services to our and Newmark’s operating partnerships and subsidiaries, including BGC Partners, L.P. (“BGC U.S. OpCo”), BGC Global Holdings, L.P. (“BGC Global OpCo”), and Newmark Partners, L.P. (“Newmark OpCo”). In addition, Mr. Lutnick’s company, CF Group Management, Inc. (“CFGM”), is the managing general partner of Cantor. Mr. Lutnick is a member of the Board of Directors of the Fisher Center for Alzheimer’s Research Foundation at Rockefeller University, the Board of Directors of the Horace Mann School, the Board of Directors of the National September 11 Memorial & Museum, the Board of Directors of the Partnership for New York City and the Board of Overseers of The Hoover Institution. Mr. Lutnick also served as the Chairman and Chief Executive Officer of CF Finance Acquisition Corp, from October 2015 until consummation of its business combination with GCM Grosvenor in November 2020 and as the Chairman and Chief Executive Officer of CF Finance Acquisition Corp. II from September 2019 until consummation of its business combination with View, Inc. in March 2021. Currently, Mr. Lutnick has served as Chairman and Chief Executive Officer of CF Finance Acquisition Corp. III since March 2016, CF Acquisition Corp. IV since January 2020, CF Acquisition Corp. V since April 2020, CF Acquisition Corp. VI since April 2020, CF Acquisition Corp VI since July 2020 and CF Acquisition Corp. VIII since July 2020, all of which are special purpose acquisition companies or “SPACS.” Additionally, Mr. Lutnick has served as Chairman and Chief Executive Officer of each of Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.) and Rodin Income Trust, Inc. since February 2017 and as President of Rodin Income Trust, Inc. since January 2018, which are non-traded real estate investment trusts, or REITs. Mr. Lutnick received an undergraduate degree from Haverford College.

Stephen T. Curwood	73	2009
Mr. Curwood has been a director of our Company since December 2009. Mr. Curwood has been President of the World Media Foundation, Inc., a non-profit media production company, since 1992 and Senior Managing Director of SENCAP LLC, a New York and New Hampshire-based investment group, since 2005. Mr. Curwood was a Principal in Mamawood (Pty) Ltd, a media holding company based in Johannesburg with investments in South Africa, from 2005 to 2017. He has been a member of the Haverford College Corporation since 2000 and a trustee of the Woods Hole Research Center since 1996. From 1996 to present, Mr. Curwood has been faculty associate of the Harvard University Center for the Environment and has lectured in Environmental Science and Public Policy. From 2017 to present, he has been a Professor of Practice for the University of Massachusetts at Boston School for the Environment. Mr. Curwood was a trustee of Pax World Funds, a $2.5 billion group of investment funds focused on sustainable and socially responsible investments based in Portsmouth, New Hampshire, from 2007 until 2009. Mr. Curwood is also currently a member of the Board of Trustees of the New England Aquarium. Mr. Curwood received an. A.B. from Harvard College.

William J. Moran	79	2013
Mr. Moran has been a director of our Company since June 2013. Mr. Moran retired from JPMorgan Chase & Co. in June 2005, after serving as its Executive Vice President since 1997 and General Auditor since 1992. Mr. Moran previously worked in public accounting for nine years at KPMG LLP, providing financial audit, tax and advisory professional services. He served as a director of eSpeed, Inc., the Company’s predecessor, from December 1999 to November 2005. Mr. Moran served as a member of the Board of Directors and as the Chairman of the Audit Committee of GFI from February 26, 2015 through the closing of our back-end merger with GFI in January 2016. Mr. Moran also served as a director of Sovereign Bancorp, Inc. from 2006 until it was acquired by Banco Santander, S.A. in 2009. He also serves on the Advisory Board of the School of Management of Marist College and previously served on the Board of Directors of The College of Technology. He also previously served as a director of Lighthouse International. He is a member of the American Institute of Certified Public Accountants and the New York Society of Certified Public Accountants, and was a member of the Bank Administration Institute and the Institute of Internal Auditors. Mr. Moran graduated with a B.A., cum laude, from Marist College and a M.B.A. from Columbia University. Mr. Moran also is a Certified Public Accountant.

Linda A. Bell	62	2013
Dr. Bell has been a director of our Company since July 2013. Dr. Bell has served as the Provost and Dean of the Faculty at Barnard College, Columbia University since 2012, where she is also a Professor of Economics. Prior to joining Barnard, Dr. Bell was the Provost and John B. Hurford Professor of Economics at Haverford College from 2007 and 2012 and a member of the faculty since 1992.

Prior to her tenure at Haverford, Dr. Bell held visiting faculty appointments at Stanford University, the University of California, San Diego, the John F. Kennedy School of Government at Harvard University, and the Woodrow Wilson School of Public Administration at Princeton University, and has taught at the Leonard N. Stern School of Business at New York University. Dr. Bell has also served as a research fellow at the Institute for the Study of Labor (IZA) in Bonn, Germany since 2003, and as a senior consultant for the labor practice group of the National Economic Research Associates since 2006. Dr. Bell holds a Ph.D. in Economics from Harvard University.

David P. Richards	68	2017	Mr. Richards has been a director of our Company since December 2017. Mr. Richards is the Chairman of Prodrive Holdings Ltd., a British motorsport and advanced engineering group, a position in which he has served since the firm’s founding in 1984. He previously served as Chairman of Aston Martin Lagonda Ltd., a British manufacturer of luxury sports cars, from 2007 until 2013, and as a non-executive director of BGC European GP Limited from May 2009 until June 2017. Mr. Richards currently serves in the role of Chairman of the UK governing body of the Motor Sports Association. Mr. Richards has been a director of Phytome Life Sciences, a U.K. plant-based medical research company since August 2019. In the 2005 Queen’s New Year’s Honours, Mr. Richards was made a Commander of the British Empire, CBE, for his services to motorsport. Mr Richards attended Brynhyfryd School in North Wales followed by five years of articles with a Liverpool firm of chartered accountants. He holds honorary doctorates and fellowships from the Universities of Wales, Coventry, Warwick and Cranfield.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Our executive officers are appointed annually by our Board of Directors and serve at the discretion of our Board. In addition to Mr. Lutnick, our Chief Executive Officer, who also serves as a member of the Board, our executive officers, their respective ages and positions and certain other information with respect to each of them are as follows:
Sean A. Windeatt
, 47, has been our Chief Operating Officer since January 2009 and was our Interim Chief Financial Officer from December 2018 until December 31, 2019. Mr. Windeatt has been Executive Managing Director and Vice President of BGC Partners from 2007 to 2009 and served as a Director of Cantor Fitzgerald International from 2004 to 2007. Mr. Windeatt also provides services to our operating partnerships and subsidiaries. Mr. Windeatt also served as a Business Manager and member of the finance department of Cantor Fitzgerald International from 1997 to 2003.
Steven Bisgay
, 54, has been our Chief Financial Officer since January 1, 2020. Mr. Bisgay joined Cantor in February 2015. From that time until August 2020, and from January 2021 to present, Mr. Bisgay served as Chief Financial Officer of Cantor. Mr. Bisgay continues to oversee overlapping functions of Cantor’s business such as bondholder, lender, and rating agency relations. He also held various offices at and provided services to other affiliates of Cantor until December 2019, including as a director of the CF Finance Acquisition Corp., beginning in 2015 and as a director, Chief Financial Officer and Treasurer of two publicly non-traded REITs, Rodin Income Trust, Inc. and Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.), beginning in 2016. Prior to his time at Cantor, Mr. Bisgay was Chief Financial Officer at KCG Holdings, Inc., a market-making firm focused on client trading solutions, liquidity services and market-making technologies, after serving as Chief Financial Officer and Chief Operating Officer, Head of Business Development, Group Controller, and Director of Internal Audit at Knight Capital Group, Inc. and as a Senior Manager at PricewaterhouseCoopers, LLP. Mr. Bisgay received a B.S. in Accounting from Binghamton University and a M.B.A. from Columbia University. Mr. Bisgay also is registered with FINRA, holds a Series 27 Financial and Operations Principal license and is a Certified Public Accountant.
Stephen M. Merkel
, 62, has been our Executive Vice President and General Counsel since September 2001 and was our Senior Vice President, General Counsel and Secretary from June 1999 to September 2001. Mr. Merkel was our Secretary from September 2001 until January 2019. Mr. Merkel served as a director of our Company from September 2001 until October 2004. Mr. Merkel has been Executive Managing Director, General Counsel and Secretary of Cantor since December 2000 and was Senior Vice President, General Counsel and Secretary of Cantor from May 1993 to December 2000. Mr. Merkel has been Executive Vice President, Chief Legal Officer of Newmark since January 2019 and was its Corporate Secretary from December 2017 to January 2019. Mr. Merkel also holds offices at and provides services to various other affiliates of Cantor and provides services to our operating partnerships and subsidiaries, including BGC U.S. OpCo, BGC Global OpCo and Newmark OpCo. Prior to joining Cantor, Mr. Merkel was Vice President and Assistant General Counsel of Goldman Sachs & Co. from February 1990 to May 1993. From September 1985 to January 1990, Mr. Merkel was an associate with the law firm of Paul, Weiss, Rifkind, Wharton & Garrison. Mr. Merkel is a founding board member of the Wholesale Markets Brokers’ Association, Americas. In addition, Mr. Merkel served as the Executive Vice President, General Counsel and Secretary of CF Finance Acquisition Corp, from October 2015 until consummation of its business combination with GCM Grosvenor in November 2020. Mr. Merkel graduated with a B.A. magna cum laude, from the University of Pennsylvania and received his law degree from the University of Michigan School of Law.

CORPORATE GOVERNANCE
Independence of Directors
Our Board of Directors has determined that each of Dr. Bell and Messrs. Curwood, Moran and Richards qualifies as an “independent director” in accordance with the published listing requirements of the Nasdaq Stock Market, Inc. (“Nasdaq”). The Nasdaq independence definition consists of a series of objective tests, including that the director is not an officer or employee of ours and has not engaged in various types of business dealings with us. In addition, as further required by Nasdaq rules, our Board has made a subjective determination with respect to each independent director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment by each such director in carrying out the responsibilities of a director. In making these determinations, our Board has reviewed and discussed information provided by the individual directors and us with regard to each director’s business and personal activities as they may relate to us and our management, including participation on any boards of other organizations in which other members of our Board are members. In making the determination that Mr. Richards is independent, the Board took into consideration an immaterial contract between a company controlled by Mr. Richards and the adult son of our former President, Shaun Lynn.
Meetings and Committees of Our Board of Directors
Our Board of Directors held 21 meetings during the year ended December 31, 2020. In addition to meetings, our Board and its committees reviewed and acted upon matters by unanimous written consent from time to time.
Our Board of Directors has an Audit Committee. The members of the Committee are currently Dr. Bell and Messrs. Curwood, Moran and Richards, all of whom qualify as independent in accordance with the published listing requirements of Nasdaq. Mr. Moran serves as chair. The members of the Committee also each qualify as “independent” under special standards established by the SEC for members of audit committees, and the Committee includes at least two members who are determined by our Board to also meet the qualifications of an audit committee financial expert in accordance with the SEC rules. Each of Messrs. Moran and Richards is an independent director who has been determined to be an audit committee financial expert. The Committee operates pursuant to an Audit Committee Charter, which is available at
www.bgcpartners.com/esg/governance/
under the heading “Independent Audit Committee” or upon written request from BGC free of charge.
The Audit Committee selects our independent registered public accounting firm (our “Auditors”), consults with our Auditors and with management with regard to the adequacy of our financial reporting, internal control over financial reporting and the audit process and considers any permitted non-audit services to be performed by our Auditors. The Committee also approves all related party transactions, oversees the management of our enterprise risk management program, oversees compliance with our Code of Business Conduct and Ethics (the “Code of Ethics”), and administers our whistleblower policy, including the establishment of procedures with respect to the receipt, retention and treatment of complaints received by us regarding accounting, internal controls and auditing matters, and the anonymous submission by employees of complaints involving questionable accounting or auditing matters. The Committee held 15 meetings during the year ended December 31, 2020.
During 2020, the Audit Committee engaged Ernst & Young LLP (“Ernst & Young”) to be our Auditors for the year ending December 31, 2020. Ernst & Young was also approved to perform reviews of each of our quarterly financial reports for the year ending December 31, 2020, and certain other audit-related services such as accounting consultations. Pursuant to our Audit Committee Charter, the Committee will pre-approve audit services, internal control-related services and permitted non-audit services (including the fees and other terms thereof) to be performed for us by Ernst & Young, as set forth in the Audit Committee Charter.

Our Board of Directors has a Compensation Committee. The members of the Committee are currently Dr. Bell and Messrs. Curwood, Moran and Richards, all of whom are independent directors. Mr. Curwood serves as chair. Mr. Richards joined the Compensation Committee on April 7, 2021. The Committee is responsible for reviewing and approving all compensation arrangements for our executive officers and for administering the BGC Holdings, L.P. (“BGC Holdings”) Participation Plan (the “Participation Plan”), our Seventh Amended and Restated BGC Partners, Inc. Long Term Incentive Plan (the “Equity Plan”) and our Second Amended and Restated BGC Partners, Inc. Incentive Bonus Compensation Plan (the “Incentive Plan” and together with the Participation Plan and the Equity Plan, the “BGC Compensation Plans”). The Committee operates pursuant to a Compensation Committee Charter, which is available at
www.bgcpartners.com/esg/governance/
under the heading “Independent Compensation Committee” or upon written request from BGC free of charge. The Committee held 13 meetings during the year ended December 31, 2020.
Our Board of Directors also has an Environmental, Social and Governance (“ESG”) Committee. The members of the Committee are currently Dr. Bell and Mr. Curwood, both of whom are independent directors. Dr. Bell serves as chair. Each member of the Committee qualifies as “independent” in accordance with the published listing requirements of Nasdaq. The Committee is responsible for working with management to review ESG initiatives and procedures appropriate to the Company, to provide periodic review of ESG practices and policies and to review management’s current ESG strategy to ensure the Company engages in appropriate practices and technologies and otherwise make recommendations on these matters to the full Board. The Committee operates pursuant to an Environmental, Social and Governance Committee Charter, which is available at www.bgcpartners.com/esg/governance under the heading “Independent Environmental, Social and Governance Committee,” or upon written request from us free of charge. The Committee was formed in April 2021. The Committee has met in 2021.
During 2020, no director attended fewer than 90% of the total number of meetings of the Board of Directors and the committees of which he or she was a member. Each independent director attended over 90% of the total number of meetings of the Board of Directors and the committees of which he or she was a member.
Nominating Process
All directors participate in the consideration of director nominees recommended for selection by a majority of the independent directors as defined by the published listing requirements of Nasdaq. Accordingly, our Board of Directors does not have a separate nominating committee or committee performing similar functions and does not have a nominating committee charter. The Board believes that such participation of all directors is appropriate given the size of the Board and the level of participation of all of our independent directors in the nomination process. The Board will also consider qualified director candidates identified by a member of senior management or by a stockholder. However, it is our general policy to re-nominate qualified incumbent directors, and, absent special circumstances, the Board will not consider other candidates when a qualified incumbent consents to stand for re-election. A stockholder wishing to submit a recommendation for a director candidate should follow the instructions set forth in this Amendment under the section below entitled “Communications with Our Board of Directors.”
Qualification Criteria and Diversity
Our Board of Directors considers the following minimum criteria when reviewing a director nominee: director candidates must (1) have the highest character and integrity, (2) be free of any conflict of interest which would violate applicable laws or regulations or interfere with the proper performance of the responsibilities of a director, (3) possess substantial and significant experience which would be of particular importance in the performance of the duties of a director, (4) have sufficient time available to devote to our affairs in order to carry out the responsibilities of a director, and (5) have the capacity and desire to represent the best interests of our stockholders. In addition, the Board considers as one factor among many the diversity of Board candidates, which may include diversity of gender, age and ethnicity. The Board also considers diversity of skills and experience, as well as geographic background. The Board screens candidates, does reference checks and conducts interviews, as appropriate. The Board does not evaluate nominees for director any differently because the nominee is or is not recommended by a stockholder.

With respect to qualifications of the members of the Board of Directors, the Board generally values the broad business experience and independent business judgment in the financial services or in other fields of each member. Specifically, Mr. Curwood is qualified based on his experience in the global business world and his media experience. Mr. Lutnick formerly served on the Board of Managers of Haverford College with Mr. Curwood. Mr. Moran is qualified as a result of his experience in the financial services industry, his general business experience, and his status an audit committee financial expert. Dr. Bell is qualified based on her experience as a university academic manager, as an academic researcher and professor in economics, and as a former director of a fully electronic exchange. Mr. Richards is qualified based on his global business experience and his status as an audit committee financial expert.
Chairman of the Board
The Board of Directors has determined that in light of Mr. Lutnick’s control of the vote of our Company through his control of Cantor, having a separate Chairman of the Board and CEO is not efficient or appropriate for our Company. Additionally, the Board does not have a lead independent director for the same reasons.
We believe that the Company and its stockholders are best served by having Mr. Lutnick, our Chief Executive Officer, serve as Chairman of the Board of Directors. Mr. Lutnick’s combined role as Chairman of the Board and Chief Executive Officer promotes unified leadership and direction for the Board and executive management, and it allows for a single, clear focus for the chain of command to execute our strategic initiatives and business plans. Our strong and independent Board effectively oversees our management and provides vigorous oversight of our business and affairs and any proposed related party transactions. The Board is composed of independent, active and effective directors. Four of our current five directors meet the independence requirements of Nasdaq, the SEC and the Board’s standards for determining director independence. Mr. Lutnick is the only member of executive management who is also a director. Requiring that the Chairman of the Board be an independent director is not necessary to ensure that our Board provides independent and effective oversight of our business and affairs. Such oversight is maintained at the Company through the composition of our Board, the strong leadership of our independent directors and Board committees, and our highly effective corporate governance structures and processes.
Corporate Governance Guidelines
The Board of Directors has adopted Corporate Governance Guidelines that provide the framework for the governance of the Company. The Guidelines address, among other things, the composition and structure of the Board, including membership criteria, independence standards and limits on other directorships, duties and responsibilities of directors, meeting procedures, committees of the Board, executive officer leadership development and stockholder engagement, including with respect to ESG matters. The Board reviews these principles and other aspects of governance annually. The Guidelines are available at
www.bgcpartners.com/esg/ governance/
under the heading “Corporate Governance Guidelines” or upon written request from the Company free of charge.
Executive Sessions
In order to comply with Nasdaq rules, the Board of Directors has resolved that it will continue to schedule and/or provide opportunities during at least two meetings a year in which the independent directors will meet without the presence of Mr. Lutnick.
Annual Meetings
The Corporate Governance Guidelines provide that each member of the Board of Directors is expected to attend Annual Meetings of Stockholders of the Company. At the 2020 Annual Meeting of Stockholders, held on June 11, 2020, all of the Company’s directors were in attendance.

Communications with Our Board of Directors
Stockholders may contact any member of our Board of Directors, including to recommend a candidate for director, by addressing their correspondence to the director, c/o BGC Partners, Inc., 499 Park Avenue, New York, NY 10022, Attention: Corporate Secretary. Our Corporate Secretary will forward all such correspondence to the named director.
The Board’s Role in Risk Oversight
Risk is an integral part of Board of Directors and committee deliberations throughout the year. The Audit Committee oversees the management of our enterprise risk management program, and it annually reviews an assessment prepared by management of the critical risks facing us, their relative magnitude and management’s actions to mitigate these risks.
The Company’s management implemented an enterprise risk management program to enhance our existing processes through an integrated effort to identify, evaluate and manage risks that may affect our ability to execute our corporate strategy and fulfill our business objectives. The activities of the enterprise risk management program entail the identification, prioritization and assessment of a broad range of risks (e.g., strategic, operational, financial, cybersecurity, legal/regulatory, reputational and market) and the formulation of plans to mitigate their effects.
Our Board of Directors generally discusses cybersecurity and information security risks annually with the Chief Information Officer and the Chief Information Security Officer.
Similarly, in designing and implementing our executive compensation program, the Compensation Committee takes into consideration our operating and financial objectives, including our risk profile, and considers executive compensation decisions based in part on incentivizing our executive officers to take appropriate business risk consistent with our overall goals and risk tolerance.
Non-executive brokers, managers and other professionals in both of our business segments are generally compensated based upon production or commissions, which may involve our committing to certain transactions. These transactions may expose the Company to risks by individual employees, who are motivated to increase production. While we have in place management oversight and risk management policies, there is an inevitable conflict of interest between our compensation structure and certain trading, transactional, or similar risks on a portion of our businesses.
ENVIRONMENTAL, SOCIAL AND GOVERNANCE POLICIES AND PRACTICES (ESG / SUSTAINABILITY)
We believe that our environmental, social and governance policies and practices will create sustainable long-term value for BGC, our stockholders and other stakeholders, our clients and our employees while also helping us mitigate risks, reduce costs, protect brand value, and identify market opportunities. With the Board’s and its Committees’ oversight, we are embedding social and human capital, employment, environmental, sustainability, charitable and corporate governance policies and practices into our corporate strategy, compensation, disclosure, and goals to maintain and advance long-term stockholder value.
To learn more about policies and practices and our continuing efforts related to human capital and ESG matters, please refer to the ESG/sustainability section of our website at www.
bgcpartners.com/esg
for further information. You may also find our Corporate Governance Guidelines, Code of Business Conduct and Ethics, the charters of the committees of our Board of Directors, Hedging Policy, information about our charitable initiatives and other sustainability and ESG policies and practices on our website and in the annual proxy statement. The information contained on, or that may be accessed through, our website, is not part of, and not incorporated into, this Amendment or the Original 10-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Under the securities laws of the United States, our directors, executive officers and any person holding more than 10% of our Class A common stock are required to file initial forms of ownership of our Class A common stock and reports of changes in that ownership with the SEC. Based solely on our review of the copies of such forms received by us with respect to 2020 and 2021 through the date hereof, the Company believes that all reports were filed on a timely basis with respect to transactions in 2020 and 2021 through the date hereof, except that Mr. Merkel filed a late Form 4 on March 4, 2021 to report his spouse’s sale of Class A common stock on November 9, 2020.
CODE OF ETHICS AND WHISTLEBLOWER PROCEDURES
We have adopted the BGC Partners Code of Ethics, a code of ethics that applies to members of our Board of Directors, our executive officers, other officers and our covered employees globally. The Code of Ethics is publicly available on our website at
www.bgcpartners.com/esg/governance/
under the heading “Code of Business Conduct & Ethics.” If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our directors or executive officers, we intend to disclose such amendment or waiver by posting information about such amendment or waiver on our website.
In accordance with the requirements of the Sarbanes-Oxley Act, the Audit Committee has established our whistleblower policy, which sets forth procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls, or auditing matters, and for the confidential, anonymous reporting of employee concerns regarding questionable accounting or auditing matters. The General Counsel and the Chairman of the Audit Committee will direct the investigation of any such complaints in accordance with the procedures. Our whistleblower policy is publicly available on our website at
www.bgcpartners.com/esg/governance/
under the heading “Whistleblower Policy.” Information available on our website is not incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Introduction
Newmark IPO, Separation Transaction and Spin-Off and its Effect on BGC’s Compensation
On December 19, 2017, our subsidiary Newmark Group, Inc. (“Newmark”), completed its initial public offering (the “IPO”). Through the following series of transactions prior to and following the completion of the Separation (as defined below) and the IPO, Newmark became a separate publicly traded company. Prior to the closing of the IPO, on December 13, 2017, the Company, BGC Holdings, BGC U.S. OpCo, Newmark, Newmark Holdings, L.P. (“Newmark Holdings”), Newmark OpCo and, solely for the provisions listed therein, Cantor and BGC Global OpCo entered into the Separation and Distribution Agreement (such agreement, as amended from time to time, the “Original Separation and Distribution Agreement”). Pursuant to the Original Separation and Distribution Agreement, BGC, BGC Holdings and BGC U.S. OpCo and their respective subsidiaries (other than the Newmark group (defined below), the “BGC group”) transferred to Newmark, Newmark Holdings and Newmark OpCo and their respective subsidiaries (the “Newmark group”) the assets and liabilities of the BGC group relating to BGC’s Real Estate Services business (such series of transactions that resulted in the transfer are herein referred to as the “Separation”).
In connection with the Separation, Newmark Holdings limited partnership interests, Newmark Holdings founding partner interests, Newmark Holdings working partner interests and Newmark Holdings limited partnership units were distributed to holders of BGC Holdings limited partnership interests, BGC Holdings founding partner interests, BGC Holdings working partner interests and BGC Holdings limited partnership units in proportion to such interests of BGC Holdings held by such holders immediately prior to the Separation. Due to such distribution, any BGC related interests or units that existed as of December 13, 2017 also included 0.454545 of a Newmark Holdings related interest or unit, as applicable, and any redemption or exchange of a BGC Holdings related interest or unit prior to the Spin-Off must have also included the redemption or exchange of the associated ratable portion of a Newmark Holdings related interests or units. As holders of BGC Holdings limited partnership units, the executive officers of the Company received units of Newmark Holdings in connection with the Separation of Newmark in accordance with this formula. This 0.454545 figure was based on what the distribution ratio would have been had the Spin-Off occurred immediately following the Newmark IPO. Newmark provides exchangeability for partnership units under certain circumstances in connection with (i) Newmark’s partnership redemption, compensation and restructuring programs, (ii) other incentive compensation arrangements and (iii) business combination transactions.
On November 30, 2018, we completed our distribution (the “Spin-Off”) of all of the shares of Class A common stock and Class B common stock, par value $0.01 per share (the “Class B common stock”) of Newmark held by us to our stockholders as of the close of business on November 23, 2018 through a special pro-rata stock dividend pursuant to which shares of Newmark’s Class A common stock held by BGC were distributed to holders of the Class A common stock of BGC and shares of Newmark’s Class B common stock held by BGC were distributed to holders of the Class B common stock of BGC (which holders of Class B common stock of BGC were Cantor and another entity controlled by our CEO, Howard W. Lutnick). Following the Spin-Off, BGC no longer holds any shares of Newmark. For more information on Newmark’s IPO, Newmark’s structure after the IPO and transactions and agreements related to the IPO, the Separation and the Spin-Off, see “Certain Relationships and Related Transactions, and Director Independence—Transactions with and Related to Newmark.”
As a result of the Separation and Spin-Off, and due to the fact that (i) certain BGC awards granted pursuant to the BGC Compensation Plans prior to the Separation became, upon the Separation, awards of interests in both BGC and Newmark entities and (ii) prior to the Spin-Off, (a) certain awards granted pursuant to the BGC Compensation Plans were previously exchangeable for interests in Newmark and (b) certain executives may receive or have received awards under the Newmark Compensation Plans (as defined below), when we refer generally to partnership units that may be awarded as part of compensation (i.e. NPSUs, PSUs, PPSUs, LPUs and PLPUs) we are referring to such units as may be awarded under both the BGC Compensation Plans and the Newmark Group, Inc. Long Term Incentive Plan (the “Newmark Equity Plan”), the Newmark Group, Inc. Incentive Bonus Compensation Plan (the “Newmark Incentive Plan”), and the Newmark Holdings, L.P. Participation Plan (the “Newmark Participation Plan” and collectively, with the Newmark Equity Plan and the Newmark Incentive Plan, the “Newmark Compensation Plans”). When we refer to specific awards, we are referring to awards under the BGC Compensation Plans, unless otherwise indicated. The partnership transactions described in this Amendment refer generally to BGC Holdings units and refer specifically to Newmark Holdings units where applicable.
Newmark was a consolidated subsidiary of BGC during the period from Newmark’s IPO in December 2017 until the Spin-Off on November 30, 2018. Following its IPO, Newmark had a separate board of directors and audit and compensation committee and compensation decisions for 2017 and 2018 with respect to Newmark’s executive officers were made by Newmark’s compensation committee. To the extent that an executive officer provides services to both BGC and Newmark (such as Mr. Lutnick since Newmark’s IPO and Mr. Merkel, who became an executive officer of Newmark in 2019), compensation decisions for BGC and Newmark were made by such company’s applicable compensation committee and are identified below. Certain compensation decisions were ratified by the other compensation committee as required by law. As a result of the Spin-Off, Newmark is a discontinued operation of BGC for accounting purposes.
As required by applicable SEC disclosure rules, the discussion of BGC compensation for Mr. Lutnick in the narrative and tables below for 2018 includes both the compensation paid by BGC to Mr. Lutnick on a stand-alone basis plus 11/12ths of the compensation paid by Newmark during 2018 for Mr. Lutnick, which represents the portion of Mr. Lutnick’s Newmark compensation during the portion of 2018 for which Newmark was a consolidated subsidiary of BGC prior to the November 30 Spin-Off. Compensation set forth below for Mr. Lutnick for 2019 and 2020 is for BGC on a standalone basis. The discussion below primarily relates to the compensation decisions by the BGC Compensation Committee and all references below are to the BGC Compensation Committee unless specifically noted. For more detailed information regarding the executive compensation of Newmark on a stand-alone basis, please see the Newmark Group, Inc. Form 10-K/A for the year ended December 31, 2020.

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
We believe the compensation of our executive officers should reflect their success in attaining key corporate objectives, such as growth or maintenance of market position, success in attracting and retaining qualified brokers and other professionals, increasing or maintaining revenues and/or profitability, developing new products and marketplaces, completing acquisitions, dispositions, restructurings, and other value-enhancing transactions and integrating any such transactions, as applicable, meeting established goals for operating earnings, earnings per share and increasing the total return for stockholders, including stock price and/or dividend increases, and maintaining and developing customer relationships and long-term competitive advantage. Such objectives may also include the ability to respond to extraordinary events and manage the business under changing health, environmental and financial circumstances.
Executive compensation should also reflect achievement of individual managerial objectives established for specific executive officers. Specific significant events led by executives, including acquisitions, dispositions and other significant transactions, should also be given significant weight. The performance of our executives in managing our Company, and in the provision of services to our operating partnerships and subsidiaries, considered in light of general economic and specific Company, industry and competitive conditions should be the basis for determining their overall compensation.
Our policy is generally that the compensation of our executive officers should not be based on the short- term performance of our Class A common stock, whether favorable or unfavorable, since we believe that the price of our stock will, in the long term, reflect our overall performance and, ultimately, the management of our Company by our executives. Long-term stock performance is reflected in executive compensation through the grant of various equity and partnership awards as described below.
The Compensation Committee is aware that certain of our executive officers, including Messrs. Lutnick and Merkel also receive compensation from our affiliates, including Cantor and/or Newmark, but it generally does not specifically review the nature or amount of such compensation except as described above. Additionally, Mr. Bisgay continues to have duties at Cantor and is paid compensation from Cantor in addition to his BGC compensation. The portion of Mr. Lutnick’s compensation paid directly by Newmark is reviewed and approved by the compensation committee of the Newmark board of directors as he is also an executive officer of Newmark. Mr. Merkel became an executive officer of Newmark effective in January 2019 and his 2019 and 2020 compensation for services provided to Newmark was separately approved by the Newmark compensation committee for 2019 and 2020 but was not specifically approved by the Newmark compensation committee for 2018. Beginning in 2019, the BGC Compensation Committee did not review the nature or amount of any compensation received by Mr. Lutnick or Mr. Merkel as compensation for services provided to Newmark. None of our executive officers has received any compensation for serving as directors of BGC or Newmark. As a result of our ownership of a controlling interest in Newmark prior to the Spin-Off and the distribution of equity of Newmark and its subsidiaries in the Spin-Off and related transactions, certain of our executive officers received equity awards comprised of interests in Newmark or its subsidiaries for services to BGC prior to the Spin-Off and may continue to hold such equity awards. Such equity awards for 11/12ths of 2018 are reflected in the executive compensation tables below and the amounts thereof may differ from any compensation paid to Mr. Lutnick for his services to Newmark.
Our Board of Directors and our Compensation Committee determined that Messrs. Lutnick, Lynn, Merkel, Windeatt and Bisgay were our executive officers for 2020. On October 1, 2020, Mr. Lynn became Vice Chairman of the Company and no longer served as an executive officer.

Overview of Compensation and Processes
For 2020, executive compensation was composed of the following principal components: (i) a base salary, which is designed to retain talented executive officers and contribute to motivating, retaining and rewarding individual performance; (ii) an incentive bonus award under our Incentive Plan, that is intended to tie financial rewards to the achievement of our short- or longer-term performance objectives; and (iii) an incentive program under our Equity Plan and our Participation Plan, which is designed to promote the achievement of short- and long-term performance goals, and to align the long-term interests of our executive officers with those of our stockholders through the grant of awards. In all cases, performance objectives and goals relate to the performance of our executives at the Company and in the provision of services to our operating partnerships and subsidiaries.
From time to time, we may also restructure the existing partnership and compensation arrangements of our executive officers, as described below. We may also adopt various policies related to or in addition to such restructurings, including with respect to the grant of exchange rights, other monetization of awards, and the acceleration of the lapse of restrictions on restricted stock.
From time to time, we have also used employment agreements, change of control agreements and other arrangements, including some with specified target or guaranteed bonus components, and discretionary bonuses to attract, motivate and retain talented executives. These specific arrangements with our executive officers are summarized below.
Our Compensation Committee approves and recommends to our Board of Directors that it approve, the salaries, bonuses and other compensation of our executive officers. In addition, the Committee approves grants to executive officers under and otherwise administers the Incentive Plan, the Equity Plan and the Participation Plan.
From time to time, our Compensation Committee has engaged a compensation consultant in connection with its compensation decisions. With respect to 2020, Korn Ferry (the “Advisor”) advised the Committee. The Committee retained the Advisor to provide surveys and other information with respect to pay practices and compensation levels at our peer group and other companies, and the Committee discussed with the Advisor all compensation arrangements for 2020. While the Committee does take into consideration such peer data, the Committee does not attempt to benchmark our executive compensation against any level, range, or percentile of compensation paid at any other companies, does not apply any specific measures of internal or external pay equity in reaching its conclusions, and does not employ tally sheets, wealth accumulation, or similar tools in its analysis. Our Compensation Committee considered whether the Advisor had any conflicts of interest in advising the Committee. In doing so, the Committee considered whether the Advisor had been providing services of any other nature to the Company; the amount of fees received from the Company by the Advisor; the policies and procedures adopted by the Advisor that have been designed to prevent conflicts of interest; whether any business or personal relationships existed between the consultants employed by the Advisor who worked on Company matters and any member of the Committee; whether any business or personal relationship existed between such consultants and any of the Company’s executive officers; and whether the Advisor or such consultants hold any of our Class A common stock. The Advisor is also providing similar services to Newmark. Upon evaluating such considerations, the Committee found no conflicts of interest in the Advisor advising the Committee.
Our policy for allocating between currently paid short- and long-term compensation is designed to ensure adequate base compensation to attract and retain talented executive officers, while providing incentives to maximize long-term value for our Company and our stockholders. Cash compensation is provided in the form of base salary to meet competitive salary norms and reward superior performance on an annual basis, and in the form of bonuses and awards for achievement of specific short-term goals or in the discretion of the Compensation Committee. Equity and partnership awards reward superior performance against specific objectives and long-term strategic goals and assist in retaining executive officers and aligning their interests with those of our Company and our stockholders. From time to time, we may provide additional equity or partnership awards on a periodic basis to reward superior performance, which awards may provide further long-term retention opportunities.
Base salaries for the following year are generally set for our executive officers at the year-end meetings of our Compensation Committee or in the early part of the applicable year. At these meetings, the Committee also approves the incentive bonuses under our Incentive Plan and any discretionary bonuses for executive officers and grants of equity and partnership awards under our Equity Plan and the Participation Plan to our executive officers.
At or around the year-end Compensation Committee meetings, our Chairman of the Board of Directors and Chief Executive Officer, Mr. Lutnick, makes compensation recommendations to the Committee with respect to the other executive officers. Such executive officers are not present at the time of these deliberations. With respect to its determination of the Chief Executive Officer’s compensation, the Committee shall consider such information received from the Chief Executive Officer as it deems necessary or appropriate. The Committee deliberates on compensation decisions with respect to all executive officers other than Mr. Lutnick in the presence of Mr. Lutnick, and separately in executive sessions with the Advisor as to all executive officers, including Mr. Lutnick. The Committee may accept or adjust Mr. Lutnick’s recommendations and makes the sole determination of the compensation of all of our executive officers. The Committee reviews and evaluates, at least annually, the performance and leadership of Mr. Lutnick as Chief Executive Officer. Based upon the results of this evaluation, and input from the Advisor, the Committee reviews and approves Mr. Lutnick’s compensation.
During or around the first quarter of each fiscal year, it has been the practice of our Compensation Committee to establish annual incentive performance goals for executive officers under the Incentive Plan, with the Committee retaining negative discretion to reduce or withhold any bonuses earned at the end of the year. In all cases, such performance goals relate to the performance of our executive officers at the Company and in the provision of services to our operating partnerships and subsidiaries. All executive officers in office at that time are eligible to participate in the Incentive Plan.
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
In designing and implementing our executive compensation program, our Compensation Committee considers our Company’s operating and financial objectives, including our risk profile, and the effect that its executive compensation decisions will have on encouraging our executive officers to take an appropriate level of business, operational and market risk consistent with our overall goal of enhancing long-term stockholder value. In particular, the Committee considers those risks identified in our risk factors and the known trends and uncertainties identified in our management discussion and analysis, and considers how our executive compensation program serves to achieve our operating, financial and other strategic objectives while at the same time mitigating any incentives for our executive officers to engage in excessive risk-taking to achieve short-term results that may not be sustainable in the long term. Our Committee may also consider specific performance measures or grants based on specific events or particular strategic efforts or transactions.

In attempting to strike this balance, our Compensation Committee seeks to provide our executive officers with an appropriately diversified mix of fixed and variable cash and non-cash compensation opportunities, time- based and performance-based awards, and short- and long-term incentives. In particular, our performance-based bonuses under our Incentive Plan have focused on a mix of Company-wide and product-specific operating and financial metrics, in some cases based upon our absolute performance and in other cases based upon our performance relative to our peer group or other companies. In addition, our Incentive Plan award opportunities provide for the exercise of considerable negative discretion by the Committee to reduce, but not increase, amounts granted to our executive officers under the Plan, and to take individual as well as corporate performance into account in exercising that discretion. Further, the Committee retains the discretion to pay out any amounts finally awarded under the Plan in equity or partnership awards, rather than cash, and to include restrictions on vesting, resale and forfeiture in any such equity or partnership awards.
Discretionary and Retentive Partnership Opportunities
To incentivize executive officers and hold them accountable to stockholders, the Compensation Committee uses a variety of highly retentive partnership units under the Participation Plan. These partnership awards are granted as a tax-efficient, strongly retentive, and risk-appropriate means to align the interests of the executive officers with those of our long-term stockholders. For executive officers, these grants include NPSUs, along with PSUs and PPSUs for our U.S.-based executives and LPUs and PLPUs for our U.K.-based executives who have executed deeds of adherence to BGC Services (Holdings) LLP, a U.K. limited liability partnership, which we refer to as the “U.K. Partnership.” The Committee believes that the features of the units, coupled with the discretion of the Committee to grant the right of partnership distributions, exchangeability into shares of Class A common stock and various liquidity opportunities, create an effective incentive award for our executives. Until such units are made exchangeable into a share of Class A common stock or exchanged for cash or, in some cases, made exchangeable into another partnership unit with a capital account such as an HDU, at the discretion of the Committee, these units are generally forfeitable for any reason, subject to certain exceptions. We believe this incentivizes performance. These partnership units may be redeemed for zero by the Committee at its discretion. Traditionally, the Committee generally has not granted options and equity-based awards such as RSUs to executives and emphasized instead these flexible and retentive limited partnership units. The Committee has recently granted NPSUs, along with PSUs/PPSUs, LPUs/PLPUs and HDUs, provided as long-term incentives to executive officers, which awards are generally coupled with performance-based grants of exchange rights and cash settlement awards. The Committee may consider RSUs and options, as well as partnership units and other forms of compensation, in future grants.
NPSUs have no value for accounting or other purposes at the time of grant, do not participate in quarterly partnership distributions, are not allocated any items of profit or loss and may not be made exchangeable into shares of Class A common stock. NPSU awards are highly discretionary and provide additional flexibility for the Compensation Committee to determine the timing and circumstances of replacing such units with units that earn partnership distributions and any rights to exchange such units for shares of Class A common stock or cash. NPSUs have generally been granted to our executives as mid-year grants or in connection with execution of long-term employment arrangements. See “—NPSU Grants and Related Replacement and Exchange Right Grants” below.
From time to time, the Compensation Committee may choose to replace an NPSU with a non-exchangeable PSU or HDU in the U.S. or an LPU in the U.K. A non-exchangeable PSU may also be replaced with a non-exchangeable HDU. A non-exchangeable PSU that has been granted the right to convert into a non- exchangeable HDU is referred to as a “PSU-H,” and a non-exchangeable PPSU that has been granted the right to be converted into cash upon conversion of the underlying PSU-H into an HDU is referred to as a “PPSU-H.” PSUs/LPUs participate in quarterly partnership distributions, but otherwise have no value for accounting purposes and are not exchangeable into shares of Class A common stock until such exchange rights are granted by the Committee. HDUs have a stated capital account and are valued based upon such capital account which is initially based on the closing trading price of Class A common stock at the time the HDU is issued. HDUs participate in quarterly partnership distributions and are not exchangeable into shares of Class A common stock unless such exchange rights are granted by the Committee.

Executive officers may also receive PPSUs in the U.S. or PLPUs in the U.K. These units are preferred limited partnership units that may be awarded to holders of, or contemporaneously with, the grant of PSUs. PPSUs are entitled to a preferred distribution of net profits of BGC Holdings but otherwise are not entitled to participate in quarterly distributions. PPSUs/PLPUs cannot be made exchangeable into shares of Class A common stock, can only be exchanged for cash, at the determination price on the date of grant, in connection with an exchange of the related PSUs, LPUs or HDUs, respectively, and therefore are not included in our fully diluted share count. PPSUs/PLPUs are expected to provide a mechanism for issuing fewer aggregate share equivalents than traditionally issued in connection with our compensation and to have a lesser overall impact on our fully diluted share count. The ratio of the grant of PPSUs/PLPUs to traditional units (e.g. PSUs/LPUs) is expected to approximate the compensatory tax rate applicable in the relevant country jurisdiction of the partner recipient. The determination price used to exchange PPSUs/PLPUs for cash is determined by the Compensation Committee on the date the grant of such unit and is based on a closing trading price of Class A common stock identified by the Committee on such date.
Executive officers in the U.K. may also receive certain LPUs (“LPU-NEWs”) and PLPUs (“PLPU-NEWs”) or certain non-distribution earnings NLPUs (“NLPU-NEWs”) and non- distribution earning NPLPUs (“NPLPU-NEWs”) that have certain employment-related conditions to the grant of exchangeability.
Over time, as compensation goals are met and other incentives are reached by the executives, the Compensation Committee may choose, in its sole discretion, to grant an exchange right with respect to a PSU/ LPU, thereby creating a potential liquidity event for the executive and creating a value for accounting purposes. The life cycle of these units, as they may evolve from NPSUs to shares of Class A common stock, provides the Committee and the Board with superior opportunities to retain and incentivize executives and employees in a tax-efficient and discretionary manner.
Until non-exchangeable units are made exchangeable into a share of Class A common stock or otherwise monetized at the discretion of the Committee, they are generally forfeitable for any reason, subject to certain exceptions. We believe this incentivizes performance.
Our executive officers have much of their personal net worth in a combination of our equity-based awards and non-exchangeable and exchangeable limited partnership units. Messrs. Lutnick, Merkel, Bisgay and Windeatt hold limited partnership units in BGC Holdings. Messrs. Lutnick, Merkel and Bisgay hold additional partnership interests in our parent Cantor, which, through ownership of shares of our Class B common stock and exchangeable limited partnership interests in BGC Holdings, owns a 18.3% direct and indirect economic interest as of December 31, 2020 in our operations. All of our executive officers, except Mr. Bisgay, held limited partnership interests in Newmark Holdings following the Separation.
Section 162(m) of the U.S. Internal Revenue Code of 1986, which we refer to as the “Code,” eliminates a corporation’s tax deduction in a given year for payments to certain executive officers in excess of $1,000,000. We do not currently expect that decisions relating to compensation will be significantly impacted by Section 162(m) matters on a going forward basis. The Committee retains negative discretion to reduce or withhold performance-based compensation to our executive officers, including after taking into consideration changing business conditions or the executive officer’s individual performance.
Our management and Compensation Committee recognize that we are subject to certain Financial Accounting Standards Board and SEC guidance on share-based awards and other accounting charges with respect to the compensation of our executive officers and other employees. However, our management and the Committee do not believe that these accounting charges should necessarily determine the appropriate types and levels of compensation to be made available. Where material to the Committee’s decisions, these accounting charges will be described in our compensation discussion and analysis, compensation tables and related narratives.

Our Compensation Committee may grant equity and partnership awards to our executive officers in a variety of ways under our Equity Plan and the Participation Plan, including restricted stock, RSUs, exchange rights, cash settlement awards and other equity grants under our Equity Plan and non-exchangeable limited partnership unit awards under the Participation Plan. Grants of such awards may have different accounting treatment and may be reported differently in the compensation tables and related narratives depending upon the type of award granted and how and when it is granted.
For U.S. GAAP purposes, a compensation charge is recorded on PSUs, LPUs and similar limited partnership units if and when an exchange right is granted to such units to acquire shares of Class A common stock, and the charge is based on the market price of our Class A common stock on the date on which the exchange right is granted, regardless of when such exchange occurs. Additionally, when the exchange actually occurs, a U.S. federal income tax deduction is generally allowed equal to the fair market value of a share of our Class A common stock on the date of exchange. In relation to this, there are certain LPUs in which a compensation charge is recorded ratably over the awards’ stated vesting schedule using the grant-date fair value. These LPUs vest into exchangeable units or Class A shares.
For U.S. GAAP purposes, a compensation charge is recorded on PSUs and similar limited partnership units if and when an exchange right is granted relating to the right to exchange such units into HDUs or similar limited partnership units, and the charge is based on the market price of Class A common stock on the date on which the exchange right is granted, regardless of whether such exchange occurs. Additionally, when the exchange actually occurs, a U.S. federal income tax deduction is generally allowed equal to the fair market value of a share of Class A common stock on the date of exchange.
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
We generally establish base pay at levels comparable to our peer group and other companies which employ similarly skilled personnel, including CME Group, Inc., Compagnie Financiere Tradition SA, Cowen, Inc., Evercore Inc., Houlihan Lokey, Inc., Interactive Brokers Group, Inc., Intercontinental Exchange, Inc., Lazard Ltd., LPL Financial Holdings Inc., Marketaxess Holdings, Inc., Oppenheimer Holdings Inc., Piper Sandler Companies, Raymond James Financial, Inc., The Charles Schwab Corporation, Stifel Financial Corp., Stonex Group Inc., TP ICAP Group plc, Tradeweb Markets Inc. and Virtu Financial, Inc. While we determine these levels by reviewing publicly available information with respect to our peer group of companies and others, we have not traditionally engaged in benchmarking.
Clawback, Forfeiture and Recoupment
The highly retentive nature of the NPSUs, PSUs/LPUs and similar partnership units, which may be redeemed for zero at any time by the Compensation Committee, as well as the non-compete, non-disparagement and other obligations under the BGC Holdings Partnership Agreement, provides extraordinary discretion and superior clawback power to the Compensation Committee. Accordingly, we do not have a separate general compensation recovery or “clawback” policy. Further, our annual policy is to provide the majority of our compensation through highly retentive partnership units or other equity with strong vesting mechanisms. Accordingly, we do not require additional share ownership or hold-through-retirement thresholds.

Base Salaries/Payments for 2020
Base salary and similar cash payment rates for 2020 were established in March 2020 by our Compensation Committee. In setting the base rates for 2020, the Committee considered the qualifications, experience and responsibilities of our executive officers. The BGC base rates for 2020 were continued at $1,000,000 each for Messrs. Lutnick, Lynn and Merkel and £500,000 ($637,300 as of March 2, 2020) for Mr. Windeatt. The base rate for Mr. Bisgay for 2020 was set at $750,000.
For each of the executive officers, in 2018 and 2019 the Company allocated and paid an appropriate portion of their cash and equity-based compensation in respect of their approximate time spent on BGC matters and specifically allocates such compensation to Newmark, as appropriate and applicable. In addition, Mr. Lutnick and Mr. Merkel receive certain equity-based compensation directly from Newmark. Currently, Mr. Lutnick and Mr. Merkel each typically spends at least 50% of his time on BGC matters, although these percentages may vary depending on business developments at us or Newmark or Cantor or any of our or Cantor’s other affiliates. For 2018, both Messrs. Lutnick and Merkel devoted approximately 50% of that time to Newmark matters. For 2019, Mr. Lutnick devoted approximately 33% of his time and Mr. Merkel devoted approximately 25% of time on Newmark matters. For 2020, Mr. Lutnick devoted approximately33% of his time on Newmark matters and Mr. Merkel devoted approximately 25% of his time on Newmark matters. For 2020, Mr. Bisgay devoted approximately 80% of his time on BGC matters. For 2021, Mr. Lutnick expects to spend approximately 33% of his time on Newmark matters. Mr. Merkel expects to spend approximately 25% of his time on Newmark matters, including on investments or ventures., Mr. Bisgay expects to spend approximately 80% of his time on BGC matters. Mr. Windeatt spends all of his time on Company matters.
Mr. Lutnick received a base salary of $1,000,000 at BGC for 2018, 2019 and 2020 and a base salary of $1,000,000 at Newmark for 2018. Mr. Merkel received a base salary of $1,000,000 at BGC for 2019. For 2018, 50% of Mr. Merkel’s BGC compensation was allocated to Newmark.
Base Salaries/Payments for 2021
Base salary and similar cash payment rates for 2021 were established at meetings in April 2021 by our Compensation Committee, based on the continuing qualifications, experience and responsibilities of our executive officers. The BGC base rates for 2021 were continued at $1,000,000 each for Messrs. Lutnick and Merkel and $750,000 for Mr. Bisgay. The base rate for Mr. Windeatt was raised from £500,000 to £600,000 effective January 1, 2021 (approximately $822,000 as of April 8, 2021).
Bonus Compensation
Notwithstanding the elimination of the exception to the $1,000,000 limit on deductibility for qualified performance-based compensation under Section 162(m) of the Code pursuant to the Tax Act, we intend to award performance-based compensation in the form of bonuses to our executive officers, including pursuant to the Incentive Plan. The Compensation Committee believes that such performance-based compensation appropriately aligns the interests of our executive officers with the interests of our stockholders.
With respect to each performance period, our Compensation Committee specifies the applicable performance criteria and targets to be used under the Incentive Plan for that performance period. These performance criteria, which may vary from participant to participant, will be determined by the Committee and may be based upon one or more of the following financial performance measures:

•	pre-tax or after-tax net income;

•	pre-tax or after-tax operating income;

•	gross revenue;

•	profit margin;

•	stock price, dividends and/or total stockholder return;

•	cash flow(s);

•	market share;

•	pre-tax or after-tax earnings per share;

•	pre-tax or after-tax operating earnings per share;

•	expenses;

•	return on equity; or

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
Incentive Plan Bonus Goals for 2020
In the first quarter of 2020, our Compensation Committee determined that Messrs. Lutnick, Lynn, Merkel, Windeatt and Bisgay would be participating executives for 2020 in our Incentive Plan. In the case of our U.K.-based executive officers, Messrs. Lynn and Windeatt, the bonus award opportunities are governed by the Incentive Plan and administered by the Committee.
For 2020, the Compensation Committee used the same performance criteria for all executive officers and set a bonus for 2020 equal to the maximum value allowed for each individual pursuant to the terms of the Incentive Plan (i.e., $25 million), provided that (i) the Company achieved operating profits or distributable earnings for 2020, as calculated on substantially the same basis as the Company’s financial results press release for 2019, or (ii) the Company achieved improvement or percentage growth in gross revenue or total transaction volumes for any product for 2020 as compared to 2019 over any of its peer group members or industry measures, as reported in the Company’s 2020 financial results press release, in each case calculated on substantially the same basis as in the Company’s financial results press release for 2019 and compared to the most recently available peer group information or industry measures, in each case subject to any appropriate corporate adjustment to reflect stock splits, reverse stock splits, mergers, spin offs or any other extraordinary corporate transactions in accordance with the Incentive Plan, the Equity Plan and the Participation Plan, as applicable, each of which we refer to as a “Performance Goal.”
The Compensation Committee determined that the payment of any such amount may be in the form of cash, shares of our Class A common stock, limited partnership units or other equity or partnership awards permitted under our Equity Plan, the Participation Plan, or otherwise. The Committee, in its sole and absolute discretion, retained the right to reduce the amount of any Incentive Plan bonus payment based upon any factors it determines, including whether and the extent to which the Performance Goals or any other corporate, as well as individual, performance objectives have been achieved.

Incentive Plan Bonuses Awarded for 2020
On April 8, 2021, having determined that the Performance Goals established in the first quarter of 2020 had been met for 2020, our Compensation Committee made awards to the participating executive officers for 2020 under our Incentive Plan. The awards were granted using a stock price of $5.38 on April 8, 2021 and provided a combination of short and long-term incentives that align the Company’s financial performance with its executive compensation. In addition to short-term cash compensation awarded to certain executives, the Committee awarded significant portions of its 2020 compensation to all executives in the form of long-term partnership units. All of such 2020 partnership awards are forfeitable in the event that any such executive was to leave the Company and compete or otherwise violate applicable partnership obligations. Most units are eligible for partnership distributions, if any, in the current period, which are tied to the Company’s current and future earnings. The units awards, however, are issued as non-exchangeable and non-preferred unit awards that may be made exchangeable into the Company’s common stock at a future time at the Committee’s discretion, thus incentivizing future performance by aligning it with the Company’s stock price and performance. The Committee considered the impact of the pandemic as well as the Company’s financial performance as a whole and results in various businesses when making these awards for 2020. The impact of any of these measures during 2021 or beyond may materially impact the value of current and previous partnership awards, thus aligning the interests of the executives with those of our stockholders in both the current period and in future periods of both uncertainty and success. These components are more important than ever in unpredictable times.
The specific awards to our executive officers were as follows:

•
Mr. Lutnick’s 2020 award consisted of an aggregate BGC bonus of $11,000,000 paid $2,000,000 in current cash compensation and $9,000,000 in a long-term partnership award represented by 1,087,361 non-exchangeable BGC Holdings PSUs and 585,502 non-exchangeable BGC Holdings PPSUs. This long-term unit award aligns Mr. Lutnick’s compensation with the Company’s earnings and, over time, in the event such units become exchangeable, its stock performance with respect to the PSUs. The bonus for Mr. Lutnick represented a $250,000, or approximately 2.3%, increase from the prior year. The Committee focused on Mr. Lutnick’s efforts during the pandemic and the Company’s overall financial performance and the results of various businesses.

•
Mr. Lynn’s 2020 award consisted of a long-term $2,500,000 partnership award, a reduction of approximately 16.7% as compared to the prior year. Mr. Lynn’s bonus was based on the contractual terms following his stepping down as President in October 2020. Mr. Lynn’s $2,500,000 2020 Incentive Plan award was represented by 86,199 non-exchangeable BGC Holdings NLPUs and 76,441 non-exchangeable BGC Holdings NPLPUs, as well as 196,329 non-exchangeable BGC Holdings LPU-NEWs and 105,716 BGC Holdings PLPU-NEWs, which shall have certain exchange rights beginning April 1, 2023 upon certain conditions set forth below.

•
Mr. Merkel’s BGC bonus of $750,000 for 2020 was paid $312,500 in current cash compensation and $437,500 in a long-term partnership award represented by 40,660 non-exchangeable BGC Holdings NPSUs and 40,660 non-exchangeable BGC Holdings NPPSUs. The BGC standalone bonus for 2020 awarded to Mr. Merkel equaled his prior year’s allocated bonus. In awarding Mr. Merkel a 2020 bonus under the Incentive Plan, the Committee considered his role in managing legal issues during the pandemic and overall leadership of the Company’s complex business, legal and regulatory matters in 2020.

•
Mr. Windeatt’s 2020 bonus of £1,300,000 ($1,781,000 as of April 8, 2021) was paid £75,000 in current cash compensation and £933,000 in a long-term partnership award represented by 21,324 non-exchangeable BGC Holdings NLPUs and 18,910 non-exchangeable BGC Holdings NPLPUs as well as 128,279 non-exchangeable BGC Holdings New LPU-NEWs and 69,073 BGC Holdings PLPU-NEWs, which shall have certain exchange rights beginning April 1, 2023 upon certain conditions set forth below. These exchange rights, accordingly, tie Mr. Windeatt’s compensation directly to stock performance over time and serve as a retention feature over the same period. Mr. Windeatt’s 2020 bonus represented a £83,333, or approximate 6.8%, increase from the prior year. The foregoing also included 20% of a previously issued grant award to Mr. Windeatt in connection with his contract extension on November 5, 2020 represented by 91,685 non-exchangeable BGC Holdings LPUs and 49,369 non-exchangeable BGC Holdings PLPUs at $2.84 per unit. In determining the specific 2020 Incentive Plan bonus for Mr. Windeatt, the Committee considered his increased responsibilities and duties and the Company’s financial performance.

•
Mr. Bisgay’s aggregate 2020 award of $1,250,000 was paid $1,025,000 in current cash compensation and $225,000 in a long-term partnership award represented by 20,911 non-exchangeable BGC Holdings NPSUs and 20,911 non-exchangeable BGC Holdings NPPSUs. In determining the specific 2020 Incentive Plan bonus for Mr. Bisgay, the Committee noted his overall efforts on behalf of the Company with respect to financial reporting and related projects and the Company’s financial performance.

With respect to Mr. Lynn and Mr. Windeatt, their 2020 year-end New BGC Holdings NLPU and NPLPU awards (also called “NLPU-NEW” and NPLPU-NEW” units ) only shall have the following features in accordance with their membership in BGC Services (Holdings) LLP (the “U.K. LLP”): (a) their effective grant date shall be April 1, 2021 for future exchange right eligibility purposes and (b) they will become exchangeable or exchanged for (in the case of NLPU-NEWs, shares of our Class A common stock, or in the case of NPLPU- NEWs, the determination amount) as of April 1, 2023 or as soon as practicable thereafter, provided that, as of such exchangeability date: (i) such executive remains a member in good standing of the U.K. LLP and has complied at all times with his then-current Deed of Adherence with the U.K. LLP, the BGC Holdings Partnership Agreement, and all other agreements with BGC Holdings or an Affiliate thereof; and (ii) U.K. LLP senior management has reasonably determined that he has at all times satisfactorily performed his duties for the U.K. LLP, taking into account, inter alia, as applicable his performance evaluation(s) and adherence to regulatory obligations, compliance requirements, and applicable laws. The NLPU-NEWs and NPLPU-NEWs reflect the revised design and terms of the U.K. LLP structure generally based on current tax guidance.
For all compensation that relied upon converting U.S. dollars into pounds, the Company’s records of the GBP FX exchange rate on April 8, 2021, the date that the Compensation Committee approved the 2020 year-end compensation, was used. Such exchange rate was 1.37 USD to 1 GBP.
In making its bonus determinations for 2020, the Compensation Committee considered the pay practices of the Company’s peer group and other companies, including a compensation survey prepared by, and advice from, the Advisor. In particular, it also considered earnings performance of the Company as a whole and specific businesses, the impact and challenges of the pandemic, individual contributions toward achievement of strategic goals and overall financial and operating results. These awards were also expected to incentivize our executive officers with respect to future performance and encourage ongoing contributions to our businesses.
In 2020, the Incentive Plan cash bonus for Messrs. Lutnick, Merkel, Windeatt and Bisgay as a percentage of the overall total compensation paid to them by BGC was approximately 16.7%, 17.9%, 4.2% and 51.3% respectively. The 2020 Incentive Plan bonus for Mr. Lynn was paid entirely in the form of partnership awards.

Incentive Plan Bonus Goals for 2021
In April 2021, our Compensation Committee determined that Messrs. Lutnick, Merkel, Windeatt and Bisgay, our executive officers, would be participating executives for 2021 in our Incentive Plan. For 2021, the Committee used the same performance criteria for all executive officers and set a bonus for 2021 equal to the maximum value allowed for each individual pursuant to the terms of the Incentive Plan (i.e., $25 million), provided that (i) the Company achieves operating profits or adjusted earnings for 2021, as calculated on substantially the same basis as the Company’s financial results press release for 2020, or (ii) the Company achieves improvement or percentage growth in gross revenue or total transaction volumes for any product for 2021 as compared to 2020 over any of its peer group members or industry measures, as reported in the Company’s 2021 financial results press release, in each case calculated on substantially the same basis as in the Company’s financial results press release for 2020 and compared to the most recently available peer group information or industry measures, in each case subject to any appropriate corporate adjustment to reflect stock splits, reverse stock splits, mergers, spin offs or any other extraordinary corporate transactions in accordance with the Incentive Plan, the Equity Plan and the Participation Plan, as applicable. As each of the Company’s executive officers also provide services to certain of our operating partnerships and subsidiaries, potential bonuses for 2021 are also on behalf of all such operating partnerships and subsidiaries, as may be applicable.
The Compensation Committee determined that the payment of any such amount may be in the form of cash, shares of Class A common stock, limited partnership units or other equity or partnership awards permitted under our Equity Plan, the Participation Plan, or otherwise. The extent determined to reflect the portion of an executive officer’s compensation related to services performed for a particular subsidiary or affiliate, as noted above, the cost of compensation awarded under any of the BGC Compensation Plans, or, as applicable, the Newmark Compensation Plans, shall be borne by such operating partnership or subsidiary. The Committee, in its sole and absolute discretion, retained the right to reduce the amount of any Incentive Plan bonus payment based upon any factors it determines, including whether and the extent to which the Performance Goals or any other corporate, as well as individual, performance objectives have been achieved. The Committee further retains discretion to authorize bonuses and other awards to the Participating Executives regardless of whether or not such bonuses and awards are tax deductible under tax law in effect at the time of such bonuses and awards.
Equity Plan and Participation Plan Awards
It is the Compensation Committee’s general policy to award restricted stock, exchange rights, awards that are repurchased for cash, which we refer to as “cash settlement awards,” and other equity or partnership awards to our executive officers in order to align their interests with those of our long-term investors and to help attract and retain qualified individuals. Our Equity Plan permits the Committee to grant restricted stock, stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents, and other stock-based awards, including to provide exchange rights for shares of our Class A common stock and cash settlement awards relating to BGC Holdings limited partnership units. The Participation Plan provides for the grant or sale of BGC Holdings limited partnership units. The total number of BGC Holdings limited partnership units issuable under the Participation Plan will be determined from time to time by our Board of Directors, provided that exchange rights or cash settlement awards relating to units may only be granted pursuant to other stock-based awards granted under our Equity Plan. Partnership units in BGC Holdings (other than NPSUs) are entitled to participate in preferred or quarterly partnership distributions from BGC Holdings and (other than Preferred Units (as defined below) and NPSUs) are eligible to be made exchangeable for shares of Class A common stock. We view these incentives as an effective tool in motivating, rewarding and retaining our executive officers.
Our Compensation Committee retains the right to grant a combination of forms of such awards under our Equity Plan and the Participation Plan to executive officers as it considers appropriate or to differentiate among executive officers with respect to different types of awards. The Committee has also granted authority to Mr. Lutnick, our Chairman of the Board of Directors and Chief Executive Officer, to grant awards to non-executive officer employees of our Company under the Equity Plan and the Participation Plan and to establish sub-plans for such persons.

In addition, our executive officers and other employees may also be offered the opportunity to purchase limited partnership units. The Compensation Committee and Mr. Lutnick will have the discretion to determine the price of any purchase right for partnership units, which may be set at preferential or historical prices that are less than the prevailing market price of our Class A common stock.
Timing of Awards
Equity and partnership awards to our executive officers that are in payment of Incentive Plan or discretionary bonuses are typically granted annually in conjunction with our Compensation Committee’s review of Company and individual performance of our executive officers, although interim grants may be considered and approved from time to time. The Committee’s annual review generally takes place at year-end meetings, which are generally held in the first quarter of each year, although the reviews may be held at any time and from time to time throughout the year. From time to time, grants to executive officers may be made on a mid-year or other basis in the event of business developments, changing compensation requirements or other factors, in the discretion of the Committee.
Our policy in recent years has generally been to award year-end grants to executive officer recipients by the end of the calendar year or in the quarter thereafter, with grants to non-executive employees occurring closer to the end of the first quarter of the following year. Grants, if any, to newly hired employees are effective on the first day of the quarter following the employee’s first day of employment. In addition, from time to time the Company may offer compensation enhancements or modifications to employees that it does not offer to its executive officers.
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
NPSU Grants and Related Replacement and Exchange Right Grants
During 2015, 2016, 2017 and 2018, the Compensation Committee has made additional discretionary NPSU awards to certain of our executive officers. The Committee granted the following NPSUs and replaced such NPSUs with other partnership units in calendar 2018, 2019 and 2020. For 2018, 2019 and 2020:
Amendments to Merkel NPSUs:
On November 7, 2016, the Compensation Committee approved a grant of 200,000 non-exchangeable BGC Holdings PSUs/PPSUs to Mr. Merkel in replacement of 200,000 BGC Holdings NPSUs previously granted to him on or about each of the following dates, provided that the Company and its affiliates earn, in aggregate, at least $25 million in gross revenues in the calendar quarter in which the PSUs/PPSUs are to be granted: (i) December 1, 2016 and (ii) each March 31 of 2017 through 2020 (for an aggregate total of 1,000,000 non-exchangeable BGC Holdings PSUs/PPSUs). In connection with the foregoing, Mr. Merkel agreed to surrender a total of 1,714,826 previously granted BGC Holdings NPSUs.
Each grant of such non-exchangeable BGC Holdings PSUs/PPSUs is subject to Mr. Merkel’s continued employment and compliance with the Partnership Agreement as of the applicable grant date. The number of PSUs and PPSUs issuable on each grant date shall be determined by reference to the then-applicable practices for U.S.-based partners when determining the proportionality of PSUs/PPSUs (currently 55% in PSUs and 45% in PPSUs). The determination price of the PPSUs upon grant shall be the closing price of our Class A common stock on the applicable grant dates. In addition to the foregoing grants of PSUs/PPSUs in replacement of NPSUs, the Compensation Committee granted: (i) effective November 7, 2016, exchange rights with respect to 110,000 of Mr. Merkel’s previously issued non-exchangeable BGC Holdings PSUs and 90,000 of Mr. Merkel’s previously issued non-exchangeable BGC Holdings PPSUs, and (ii) effective on or about each February 28 of 2017 through 2020, exchange rights for 200,000 of Mr. Merkel’s then non-exchangeable BGC Holdings PSU/ PPSUs (the proportion of PSUs to PPSUs shall be in accordance with their issuance), subject to Mr. Merkel’s continued employment and compliance with the Partnership Agreement as of the applicable exchangeability date (for an aggregate total of 1 million exchangeable BGC Holdings PSUs/PPSUs).

The Compensation Committee also agreed to the repurchase by the Company of (i) 110,000 exchangeable BGC Holdings PSUs for an aggregate of $952,600, based on the closing price of the Company’s Class A common stock on November 7, 2016, and (ii) 90,000 exchangeable BGC Holdings PPSUs for an aggregate of $773,599, at the weighted-average determination price for such PPSUs at the time of grant, which was $8.60 per unit.
Consistent with the previously approved schedule, effective February 28, 2018, the Compensation Committee approved (i) the grant of exchange rights with respect to 110,000 BGC Holdings PSUs and 90,000 BGC Holdings PPSUs held by Mr. Merkel and (ii) the Company’s exchange for cash of such 110,000 PSUs at the average price that the Company received for sales of Class A common stock sold under the Controlled Equity Offering sales program on the date of sale, April 2, 2018, less 2%, and such 90,000 BGC Holdings PPSUs at the applicable determination price of $11.36 per PPSU, for an aggregate of $2,428,920. The foregoing transactions also applied to the ratable portion of the Newmark Holdings interests or units that Mr. Merkel held in association with such exchanged or redeemed non-exchangeable BGC Holdings PSUs and non-exchangeable BGC Holdings PPSUs.
Consistent with the previously approved schedule, effective February 28, 2019, as to Mr. Merkel, 110,000 non-exchangeable BGC Holdings PSUs were redeemed for zero, 90,000 non-exchangeable BGC Holdings PPSUs at the determination price of $6.26 per PPSU (totaling $563,400) were redeemed, 50,000 non-exchangeable Newmark Holdings PSUs were redeemed for zero, and 40,909 non-exchangeable Newmark Holdings PPSUs at a determination price of $10.70 per PPSU (totaling $437,727) were redeemed and Mr. Merkel was issued 93,560 shares of BGC Class A common stock and 42,864 shares of Newmark Class A common stock in connection therewith, less applicable taxes and withholdings. These BGC shares were repurchased by the Company on March 27, 2019 at a price of $5.30 per share.
In addition, under terms previously approved by the Compensation Committee, Mr. Merkel received an award of 110,000 non-exchangeable BGC Holdings PSUs and 90,000 non-exchangeable BGC Holdings PPSUs with a determination price of $6.26 per unit, effective March 31, 2018.
Further, consistent with the previously approved schedule, on or about March 31, 2019, Mr. Merkel received an award of 110,000 non-exchangeable BGC Holdings PSUs, 90,000 non-exchangeable BGC Holdings PPSUs with a determination price of $5.31, 50,000 non-exchangeable Newmark Holdings PSUs, and 40,909 non-exchangeable Newmark Holdings PPSUs with a determination price of $10.70.
Further, consistent with the previously approved schedule, as to Mr. Merkel, 110,000 non-exchangeable BGC Holdings PSUs were made exchangeable for shares and 90,000 non-exchangeable BGC Holdings PPSUs at the determination price of $5.31 per unit (totaling $447,900) were made exchangeable for cash effective February 28, 2020.
Lynn Grants in Connection with New Deed:
On December 14, 2016, in connection with his execution of the New Lynn Deed (defined below) and a related letter agreement, the Compensation Committee granted 1,000,000 BGC Holdings NPSUs and 3,500,000 non-exchangeable BGC Holdings LPUs to Mr. Lynn effective as of October 1, 2016. The 1,000,000 BGC Holdings NPSUs shall be replaced by non-exchangeable BGC Holdings LPUs ratably (in installments of 250,000 each) effective October 1 of 2017, 2018, 2019 and 2020, subject to the terms of the letter agreement, including the Revenue Requirement (as defined below). See “Executive Compensation—Potential Payments Upon Change in Control—Employment Agreements and Deeds of Adherence—Shaun D. Lynn Agreements.”

Consistent with the previously approved schedule above, effective October 1, 2018, 250,000 BGC Holdings NPSUs and 113,636 Newmark Holdings NPSUs held by Mr. Lynn were cancelled and replaced by 250,000 non-exchangeable BGC Holdings LPUs and 113,636 non-exchangeable Newmark Holdings LPUs.
In addition, consistent with the previously approved schedule, effective October 1, 2019, 250,000 BGC Holdings NPSUs and 113,636 Newmark Holdings NPSUs held by Mr. Lynn were cancelled and replaced by 250,000 non-exchangeable BGC Holdings LPUs and 113,636 non-exchangeable Newmark Holdings LPUs.
In addition, consistent with the previously approved schedule, effective October 1, 2020, 250,000 BGC Holdings NPSUs and 113,636 Newmark Holdings NPSUs held by Mr. Lynn were cancelled and replaced by 250,000 non-exchangeable BGC Holdings LPUs and 113,636 non-exchangeable Newmark Holdings LPUs.
2017 Previously Approved Exchanges:
In early 2018, certain previous awards of BGC Holdings NPSUs approved by the Compensation Committee in 2017 or earlier vesting in early 2018 were replaced with non-exchangeable BGC Holdings PSUs/PPSUs (for Mr. Lutnick) and non-exchangeable BGC Holdings LPUs/ PLPUs (for Messrs. Lynn and Windeatt) as follows: (i) 2,187,879 BGC Holdings NPSUs held by Mr. Lutnick were cancelled and replaced by 1,575,273 BGC Holdings PSUs and 612,606 BGC Holdings PPSUs at a determination price of $7.88 per unit, effective January 1, 2018; (ii) 750,000 BGC Holdings NPSUs held by Mr. Lynn were cancelled and replaced by 540,000 BGC Holdings LPUs, and 210,000 BGC Holdings PLPUs at a determination price of $7.88 per unit, effective January 1, 2018; (iii) as noted above, Mr. Merkel received an award of 110,000 non-exchangeable BGC Holdings PSUs and 90,000 non-exchangeable BGC Holdings PPSUs with a determination price of $6.26 per unit, effective April 1, 2018; and (iv) 18,750 BGC Holdings NPSUs held by Mr. Windeatt were cancelled and replaced by 13,500 BGC Holdings LPUs, and 5,250 BGC Holdings PLPUs at a determination price of $7.88 per unit, effective January 1, 2018, as well as 100,000 BGC Holdings NLPUs held by Mr. Windeatt were cancelled and replaced by 100,000 BGC Holdings LPUs, effective April 1, 2018, as described below. The foregoing replacement transactions also applied to the ratable portions of the Newmark Holdings interests or units that each of Messrs. Lutnick, Lynn and Windeatt held in association with such BGC Holdings NPSUs and NPLUs, as applicable.
In addition, consistent with the previously approved schedule, effective January 1, 2019, 750,000 BGC Holdings NPSUs and 340,909 Newmark Holdings NPSUs held by Mr. Lynn were cancelled and replaced by 540,000 non-exchangeable BGC Holdings LPUs, 210,000 non-exchangeable BGC Holdings PLPUs at a determination price of $5.17 per unit, 245,454 non-exchangeable Newmark Holdings LPUs, and 95,454 non-exchangeable Newmark Holdings PLPUs at a determination price of $7.85 per unit.
In addition, consistent with the previously approved schedule, effective January 1, 2020, 500,000 BGC Holdings NPSUs and 227,272 Newmark Holdings NPSUs held by Mr. Lynn were cancelled and replaced by 325,000 non-exchangeable BGC Holdings LPUs, 175,000 non-exchangeable BGC Holdings PLPUs at a determination price of $5.94 per unit, 147,727 non-exchangeable Newmark Holdings LPUs, and 79,545 non-exchangeable Newmark Holdings PLPUs at a determination price of $12.64 per unit.
2017 Windeatt Grants in Connection with New Deed:
On January 31, 2017, in connection with his execution of the New Windeatt Deed (defined below) and a related letter agreement, the Compensation Committee granted 400,000 BGC Holdings NLPUs and 100,000 BGC Holdings LPUs to Mr. Windeatt effective as of February 24, 2017. The 400,000 BGC Holdings NPSUs shall be replaced by BGC Holdings LPUs ratably (in installments of 100,000 each) on or about each April 1 of 2018, 2019, 2020, and 2021, subject to the terms of the letter agreement, including the Revenue Requirement. See “Executive Compensation—Potential Payments Upon Change in Control—Employment Agreements and Deeds of Adherence—Sean A. Windeatt Agreements.”

Consistent with the previously approved schedule above, effective April 1, 2018, the Compensation Committee approved the replacement of 100,000 of Mr. Windeatt’s BGC Holdings NPSUs with 100,000 non-exchangeable BGC Holdings LPUs. The foregoing replacement transaction also applied to the ratable portion of the Newmark Holdings interests or units that Mr. Windeatt held in association with such BGC Holdings NPSUs.
In addition, consistent with the previously approved schedule, effective as of January 1, 2019, 18,750 BGC Holdings NPSUs and 8,523 Newmark Holdings NPSUs held by Mr. Windeatt have been cancelled and replaced by 13,500 non-exchangeable BGC Holdings LPUs and 5,250 non-exchangeable BGC Holdings PLPUs at a determination price of $5.17 per unit, 6,136 non-exchangeable Newmark Holdings LPUs, and 2,386 non-exchangeable Newmark Holdings PLPUs at a determination price of $7.85.
In addition, consistent with the previously approved schedule, effective April 1, 2019, 100,000 BGC Holdings NLPUs and 45,455 Newmark Holdings NLPUs held by -Mr. Windeatt were cancelled and replaced by 100,000 non-exchangeable BGC Holdings LPUs and 45,455 non-exchangeable Newmark Holdings LPUs.
In addition, consistent with the previously approved schedule, effective as of January 1, 2020, 18,750 BGC Holdings NPSUs and 8,521 Newmark Holdings NPSUs held by Mr. Windeatt have been cancelled and replaced by 12,188 non-exchangeable BGC Holdings LPUs and 6,563 non-exchangeable BGC Holdings PLPUs at a determination price of $5.94 per unit, 5,541 non-exchangeable Newmark Holdings LPUs, and 2,984 non-exchangeable Newmark Holdings PLPUs at a determination price of $12.64.
In addition, consistent with the previously approved schedule, effective April 1, 2020, 100,000 BGC Holdings NLPUs and 45,455 Newmark Holdings NLPUs held by Mr. Windeatt were cancelled and replaced by 100,000 non-exchangeable BGC Holdings LPUs and 45,455 non-exchangeable Newmark Holdings LPUs.
In addition, consistent with the previously approved schedule, effective April 1, 2021, 100,000 BGC Holdings NLPUs and 45,454 Newmark Holdings NLPUs held by Mr. Windeatt were cancelled and replaced by 100,000 non-exchangeable BGC Holdings LPUs and 45,454 non-exchangeable Newmark Holdings LPUs.
With respect to all of such awards, any grant of exchange rights with respect to any PSUs/PPSUs and LPUs/ PLPUs issued in replacement of NPSUs will be determined in accordance with the Company’s practices when determining discretionary bonuses or awards, and any grants of exchangeability shall be subject to the approval of the Compensation Committee. In addition, upon the signing of any agreement that would result in a “Change in Control” (as defined in the Amended and Restated Change in Control Agreements entered into by Messrs. Lutnick and Merkel and the applicable Deeds of Adherence entered into by Messrs. Lynn and Windeatt), (1) any NPSUs held by the foregoing executives shall be replaced by exchangeable PSUs/PPSUs or LPUs/PLPUs (i.e., such PSUs and LPUs shall be exchangeable for shares of Class A common stock and PPSUs and PLPUs shall be exchangeable for cash), and (2) any non-exchangeable BGC Holdings PSUs/PPSUs and LPUs/PLPUs held by the foregoing executives shall become immediately exchangeable, which exchangeability may be exercised in connection with such “Change in Control,” except that, with respect to (1) and (2), 9.75% of Mr. Lynn’s and Mr. Windeatt’s LPUs/PLPUs shall be deemed to be redeemed for zero in proportion to such exchanges of LPUs/ PLPUs in accordance with the customary LPU/PLPU structure. See “Executive Compensation—Potential Payments Upon Change in Control—Change in Control Agreements” and “Executive Compensation—Potential Payments Upon Change in Control—Employment Agreements and Deeds of Adherence” for more information.
As of March 31, 2021, the named executive officers have the following BGC Holdings NPSUs / NLPUs outstanding: Mr. Lutnick: 0, Mr. Merkel: 0, Mr. Windeatt:693,939; Mr. Bisgay: 0; and Mr. Lynn 268,595.

Global Partnership Restructuring Program
Beginning at the end of the second quarter of 2013, we initiated an ongoing global partnership redemption and compensation restructuring program (the “Global Partnership Restructuring Program”) to enhance our employment arrangements. Under the Global Partnership Restructuring Program, participating partners have generally agreed to extend the lengths of their employment agreements, to accept a larger portion of their compensation in limited partnership units and to other contractual modifications sought by us. Also, as part of this program, we have redeemed limited partnership units for cash and/or other units or shares of stock, including restricted stock (subject to accelerated lapse of restrictions on transferability), and granted exchange rights relating to certain non-exchangeable units. The Global Partnership Restructuring Program allows us to reward those who provide service to us and our subsidiaries, and to provide enhanced retention incentives to such employees, reduce our fully diluted share count and allow us to take advantage of certain tax efficiencies.
The shares of restricted stock previously granted to the executive officers generally have all of the rights of a holder of shares of Class A common stock. The shares of restricted stock will become transferable in 10 years, subject to acceleration. The shares of restricted stock are not subject to continued employment or service with the Company or any of its affiliates or subsidiaries or other risk of forfeiture, except that the shares are subject to forfeiture (if not then already transferable) if the executive officer competes during his service or employment term or during the four years thereafter.
2018 Unit Redemptions and Exchanges
On December 31, 2018, the Compensation Committee approved the monetization of 760,797 BGC Holdings PPSUs held by Mr. Lutnick (which at an average determination price of $6.57 per share on such date, had a value of $5,000,000). On February 1, 2019, the Compensation Committee approved a modification which consisted of the following: (i) the right to exchange 376,651 non-exchangeable BGC Holdings PSUs held by Mr. Lutnick into 376,651 non-exchangeable BGC Holdings partnership units with a capital account (HDUs) (which, based on the closing price of our Class A common stock of $6.21 per share on such date, had a value of $2,339,000); and (ii) the right to exchange for cash 463,969 non-exchangeable BGC Holdings PPSUs held by Mr. Lutnick, for a payment of $2,661,000 for taxes when such PSUs are exchanged into HDUs. To date, Mr. Lutnick has not exercised this right to exchange and has not sold any shares in connection with these rights. PPSUs are not included in our fully-diluted share count.
On December 31, 2018, the Compensation Committee approved the grant of exchange rights to Mr. Lynn with respect to 750,308 non-exchangeable BGC Holdings LPUs (which, at the closing price of $5.17 per share on such date, had a value of $3,879,092) and the exchange for cash (at the average determination price of $3.894 per unit) of 287,888 non-exchangeable BGC Holdings PLPUs for a payment of $1,120,909 for taxes. On February 22, 2019, the Compensation Committee approved the grant of exchange rights to Mr. Lynn with respect to an additional 43,131 non-exchangeable BGC Holdings LPUs (which, at the closing price of $6.26 per share on such date, had a value of $270,000) and the exchange for cash (at the average determination price of $4.1239 per unit) of 25,461 non-exchangeable BGC Holdings PLPUs for a payment of $105,000 for taxes. On March 1, 2019, we repurchased for cash 716,079 of Mr. Lynn’s exchangeable BGC Holdings LPUs at $6.109 per unit based on the average proceeds of the sale of shares of our Class A common stock under our Controlled Equity Offering from February 25, 2019 through March 1, 2019 less 1%, for an aggregate of $4,374,553. In connection with these transactions, the remaining 77,360 exchangeable BGC Holdings LPUs were redeemed for zero.
On December 31, 2018, the BGC Compensation Committee approved the cancellation of 113,032 non-exchangeable BGC Holdings PSUs held by Mr. Merkel, and the cancellation of 89,225 non-exchangeable BGC Holdings PPSUs (which had a determination price of $5.36 per unit). In connection with these transactions, we issued $1,062,500 in Class A common stock, less applicable taxes and withholdings at a 45% tax rate, resulting in 113,032 net shares of Class A common stock at a price of $5.17 per share and the payment of $478,123 in cash for taxes. On March 27, 2019, we repurchased an aggregate of 233,172 shares of Class A common stock from Mr. Merkel at a price of $5.30 per share, for an aggregate of $1,235,812.

On December 31, 2018, the Compensation Committee approved the grant of exchange rights to Mr. Windeatt with respect to 139,265 non-exchangeable BGC Holdings LPUs (which at the closing price of$5.17 per share on such date, had a value of $720,000) and the exchange for cash (at the average determination price of $4.388 per unit) of 63,814 non-exchangeable BGC Holdings PLPUs for a payment of $280,002 for taxes. On February 22, 2019, the Compensation Committee approved the grant of exchange rights to Mr. Windeatt with respect to an additional 22,020 non-exchangeable BGC Holdings LPUs (which at the closing price of $6.26 per share on such date, had a value of $137,845) and the exchange for cash (at the average determination price of $5.6457 per unit) of 9,495 non-exchangeable BGC Holdings PLPUs for a payment of $53,606 for taxes. On March 1, 2019, we repurchased for cash 145,560 of Mr. Windeatt’s exchangeable BGC Holdings LPUs at $6.109 per unit based on the average proceeds of the sale of shares of our Class A common stock under our Controlled Equity Offering from February 25, 2019 through March 1, 2019 less 1%, for an aggregate of $889,230. In connection with these transactions, the remaining 15,725 exchangeable BGC Holdings LPUs were redeemed for zero.
2019 Unit Redemptions and Exchanges
On January 28, 2020, the Compensation Committee approved the redemption for zero at $6.26 per unit of 172,051 non-exchangeable BGC Holdings New PLPUs held by Mr. Lynn and 38,138 non-exchangeable BGC Holding New PLPUs held by Mr. Windeatt at $6.26 per unit.
On March 2, 2020, the Compensation Committee approved the grant of exchange rights to Mr. Lynn with respect to 883,348 non-exchangeable BGC Holdings LPUs and 245,140 non-exchangeable BGC Holdings PLPUs (at the average determination price of $4.4856 per unit). On July 30, 2020, the Company redeemed 797,222 BGC Holdings exchangeable LPUs held by Mr. Lynn at the price of $2.76, the closing price of our Class A common stock on July 30, 2020. In connection with the redemption of the 797,222 exchangeable BGC Holdings LPUs, 221,239 exchangeable BGC Holdings PLPUs were redeemed for $992,388 for taxes. In connection with the redemption, Mr. Lynn’s remaining 86,126 exchangeable BGC Holdings LPUs and 23,901 exchangeable BGC Holdings PLPUs were redeemed for zero upon exchange in connection with his LLP status.
On March 2, 2020, the Compensation Committee approved the grant of exchange rights to Mr. Windeatt with respect to 519,725 non-exchangeable BGC Holdings LPUs and 97,656 non-exchangeable BGC Holdings PLPUs (at the average determination price of $6.6128 per unit). On August 5, 2020, the Company redeemed 436,665 exchangeable BGC Holdings LPUs held by Mr. Windeatt at the price of $2.90, the closing price of our Class A common stock on August 5, 2020. In connection with the redemption of the 436,665 exchangeable BGC Holdings LPUs, 96,216 exchangeable BGC Holdings PLPUs were redeemed for $637,866 for taxes. In connection with the redemption, 20,849 exchangeable BGC Holdings LPUs and 1,440 exchangeable BGC Holdings PLPUs were redeemed for zero (at an average determination price of $5.4971 per unit upon exchange in connection with Mr. Windeatt’s LLP status.
Additionally, on August 5, 2020, the Compensation Committee approved the grant of exchange rights to Mr. Windeatt with respect to 40,437non-exchangeable BGC Holdings LPUs and 21,774 non-exchangeable BGC Holdings PLPUs (at the average determination price of $6.6128 per unit). On August 5, 2020 the Company redeemed these 40,437 exchangeable BGC Holdings LPUs held by Mr. Windeatt at the price of $2.90, the closing price of our Class A common stock on August 5, 2020. In connection with the redemption of these 40,437 exchangeable BGC Holdings LPUs, the 21,774 exchangeable BGC Holdings PLPUs were redeemed for $136,305 for taxes.
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
On March 2, 2020, consistent with the previously approved schedule, the Compensation Committee approved the grant of exchange rights to Mr. Merkel with respect to 110,000 non-exchangeable PSUs and 90,000 non-exchangeable PPSUs (at an average determination price of $5.6757 per unit). The Compensation Committee also approved the grant of exchange rights to Mr. Merkel with respect to an additional 250,065 non-exchangeable BGC Holdings PSUs and 175,568 non-exchangeable BGC Holdings PPSUs (at an average determination price of $5.6757 per unit). These additional exchange rights involved units that were the subject of previous dollar- denominated awards under the Incentive Bonus Plan reported in column (g) of the Summary Compensation Table at full notional value. On March 20, 2020, the Company repurchased 185,300 of such 360,065 exchangeable BGC Holdings PSUs at the average price of shares of Class A common stock sold under the Company’s controlled equity offering from March 10, 2020 to March 13, 2020 less 1% (approximately $4.0024 per limited partnership interest, for an aggregate purchase price of approximately $741,644) and redeemed 122,579 of such 265,568 exchangeable BGC Holdings PPSUs for $661,303, for an aggregate payment of $1,402,947. On July 30, 2020, the Company redeemed the remaining 174,765 exchangeable BGC Holdings LPUs held by Mr. Merkel at the price of $2.76, the closing price of our Class A common stock on July 30, 2020. In connection with the redemption of the 174,765 exchangeable BGC Holdings LPUs on July 30, 2020, 142,989 exchangeable BGC Holdings PLPUs were redeemed for $846,182.
2020 Unit Redemptions and Exchanges
On April 8, 2021, the Compensation Committee approved the repurchase by the Company of the remaining 62,211exchangeable BGC Holdings LPUs held by Mr. Windeatt that were granted exchangeability on March 2, 2020 at the price of $5.38, the closing price of Class A common stock on April 8, 2020.
On April 8, 2021, the Compensation Committee approved the redemption of 43,585 of Mr. Lynn’s non-exchangeable BGC Holdings PLPUs for cash at the average determination price of $4.284 per unit and 112,076 of Mr. Lynn’s non-exchangeable BGC Holdings LPUs for zero in connection with the issuance of 112,076 shares of Class A common stock, which, less applicable taxes and withholdings, were repurchased by the Company at the price of $5.38 per share, the closing price of our Class A common stock on April 8, 2021. Due to Mr. Lynn’s U.K. LLP membership, 4,709 additional non-exchangeable BGC Holdings PLPUs and 12,108 additional non-exchangeable BGC Holdings LPUs were redeemed for zero.
On April 8, 2021, the Compensation Committee approved the repurchase by the Company on April 23, 2021 of 123,713 exchangeable BGC Holdings LPU-NEWs held by Mr. Windeatt at the price of $5.65, which was the closing price of our Class A common stock on April 23, 2021, and the redemption of 28,477 exchangeable BGC Holdings PLPU-NEWs held by Mr. Windeatt for $178,266, less applicable taxes and withholdings.
On April 8, 2021, the Compensation Committee approved the exchange on April 23, 2021 of 558,107 exchangeable BGC Holdings LPU-NEWs held by Mr. Lynn into shares of BGC Class A common stock and the redemption of 128,468 exchangeable BGC Holdings PLPUs held by Mr. Lynn for $804,210, less applicable taxes and withholdings.

2018 Newmark Unit Exchange Rights for Mr. Lutnick
On December 31, 2018, the Newmark Compensation Committee approved the monetization of 898,080 BGC Holdings PPSUs held by Mr. Lutnick (which had an average determination price of $7.65 per unit), and 592,721 Newmark Holdings PPSUs (which had an average determination price of $13.715 per unit), which transactions had an aggregate value of $15,000,000. On February 6, 2019, the Newmark Compensation Committee approved a modification which consisted of the following: (i) the right to exchange 1,131,774 non-exchangeable BGC Holdings PSUs held by Mr. Lutnick into 1,131,774 non-exchangeable BGC Holdings partnership units with a capital account (HDUs) (which, based on the closing price of the BGC Class A common stock of $6.20 per share on such date, had a value of $7,017,000); and (ii) the right to exchange for cash 1,018,390 BGC Holdings non-exchangeable PPSUs held by Mr. Lutnick (which had an average determination price of $7.8388 per unit), for a payment of $7,983,000 in cash for taxes when such PSUs are exchanged into HDUs. To date, Mr. Lutnick has not exercised this right to exchange and has not sold any shares in connection with these rights. PPSUs are not included in our fully-diluted share count. For the avoidance of doubt, the amounts set forth in this paragraph are as approved by the Newmark Compensation Committee and do not reflect the 11/12ths adjustment.
These unit and share monetizations were approved by the Compensation Committees of BGC and Newmark in order to provide liquidity to the executives in accordance with applicable tax and accounting rules, taking into consideration dilution and the retentive impact of the remaining units held by the executives. The February modifications generally reduced the cash paid, were less dilutive and considered by the Compensation Committees to be more retentive.
2021 Monetization for Mr. Merkel
On April 28, 2021, the Compensation Committee approved an additional monetization opportunity for Mr. Merkel. Effective April 29, 2021, (i) 108,350 of Mr. Merkel’s 273,612 non-exchangeable BGC Holdings PSUs were redeemed for zero, (ii) 101,358 of Mr. Merkel’s 250,659 non-exchangeable BGC Holdings PPSUs were redeemed for a cash payment of $575,687, and (iii) 108,350 shares of our Class A common stock were issued to Mr. Merkel. On April 29, 2021, the 108,350 shares of our Class A common stock were repurchased from Mr. Merkel at the closing price of our Class A common stock on that date, under our stock buyback program.
Standing Policy for Mr. Lutnick
In December 2010, as amended in 2013, the Audit Committee and the Compensation Committee approved a standing policy that gives Mr. Lutnick the same right, subject to certain conditions, to accept or waive opportunities that have previously been offered, or that may be offered in the future, to other executive officers to participate in any opportunity to monetize or otherwise provide liquidity with respect to some or all of their non-exchangeable limited partnership units or to accelerate the lapse of or eliminate any restrictions on transferability with respect to shares of restricted stock. In January 2017, the policy was further amended to include recent executive awards such as transactions that monetize and/or provide liquidity of equity or partnership awards granted to the Company’s executive officers, including the right to exchange non-distribution earning units such as NPSUs into distribution earning units such as PSUs, or convert preferred units such as PPSUs into regular, non-preferred units, such as PSUs, based upon the highest percentage of distribution earning awards and in the same proportion of regular to preferred units held by another executive.
The policy provides generally that Mr. Lutnick shall be treated no less favorably than, and in proportion to, any other executive officer with respect to the change, right or modification of equity or partnership awards, which include, but are not limited to, opportunities (i) to have non-exchangeable units redeemed or replaced by other non-exchangeable units; (ii) to have non-exchangeable units received upon such replacement redeemed by BGC Holdings for cash, or, with the concurrence of Cantor, granted exchange rights for shares of Class A common stock; (iii) to accelerate the lapse of or eliminate any restrictions on transferability with respect to restricted shares of Class A common stock; and (iv) to replace non-distributing units with distributing units and replace preferred units with non-preferred units. The policy may also include exchange of units into HDUs or other units with a capital account and the cancellation or redemption of non-exchangeable units and the issuance of new shares or units.
Under the policy, Mr. Lutnick shall have the right to accept or waive in advance some or all of the foregoing offers of opportunities that the Company may offer to any other executive officer. In each case, Mr. Lutnick’s right to accept or waive any opportunity offered to him to participate in any such opportunity shall be cumulative (and, accordingly, Mr. Lutnick would again have the right to accept or waive the opportunity to participate with respect to such portion previously waived if and when any additional opportunity is offered to any other executive officer) and shall be equal to the greatest proportion of outstanding units and the greatest percentage of shares of restricted stock with respect to which any other executive officer has been or is offered with respect to all of such opportunities. This policy may result in grants to him of exchange rights/cash settlement awards, grants of HDUs or other units with a capital account, the cancellation or redemption of non-exchangeable units and the issuance of new shares or units, or the acceleration of the lapse of restrictions on transferability of shares of restricted stock owned by him if a future triggering event under the policy occurs.
On February 22, 2019, under the BGC standing policy, our Compensation Committee granted exchange rights with respect to rights available to Mr. Lutnick. Mr. Lutnick elected to waive such rights one-time with such future opportunities to exchange to be cumulative. The number of Mr. Lutnick’ s units for which he waived exchangeability is 2,180,565 non-exchangeable BGC Holdings PSUs and 8,927 non-exchangeable BGC Holdings PPSUs with an aggregate determination amount of $62,043.
On March 2, 2020, under the BGC standing policy, our Compensation Committee granted exchange rights with respect to rights available to Mr. Lutnick. Mr. Lutnick elected to waive such rights one-time with such future opportunities to exchange to be cumulative. The number of Mr. Lutnick’s units for which he waived exchangeability is 8,055,781 non-exchangeable BGC Holdings PSUs and 1,678,326 non-exchangeable BGC Holdings PPSUs with an aggregate determination amount of $11,508,700.
On April 8, 2021, under the BGC standing policy, our Compensation Committee granted exchange rights with respect to rights available to Mr. Lutnick. Mr. Lutnick elected to waive such rights one-time with such future opportunities to exchange to be cumulative. The number of Mr. Lutnick’s units for which he waived exchangeability was 9,918,304 non-exchangeable BGC Holdings PSUs/PSU-Hs and 2,221,289 non-exchangeable BGC Holdings PPSUs/PPSU-Hs with an aggregate determination amount of $15,166,255.
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
We offer medical, dental, life insurance, short and long term disability insurance and a 401(k) plan to all employees on a non-discriminatory basis. Medical insurance premiums are charged to employees at varying levels based on total cash compensation, and all of our executive officers were charged at the maximum contribution level in light of their compensation. Certain of our executive officers living in London have in the past received certain additional private medical benefits.
Post-Employment Compensation
Pension Benefits
We do not currently provide pension arrangements or post-retirement health coverage for our employees in the U.S., although we may consider such benefits in the future. For our employees in the U.K., other than executives who are members of the U.K. Partnership, we provide a pension arrangement as required by law.

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

COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis, which we refer to as the “CD&A,” set forth in this Amendment with management of the Company and, based on such review and discussions, the Compensation Committee recommended to the Company’s Board of Directors that the CD&A be included in this Amendment.
Dated: April 29, 2021

THE COMPENSATION COMMITTEE

Stephen T. Curwood, Chair
Linda A. Bell
William J. Moran
David P. Richards

EXECUTIVE COMPENSATION
Summary Compensation Table

(a) Name and Principal Position	(b) Year	(c) Salary($)	(d) Bonus ($)	(e) Equity Awards (Related to Prior Periods) ($)(2)	(f) Option Awards ($)	(g) Non- Equity Incentive Plan Compensation ($)(3)	(h) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(i) All Other Compensation ($)	(j) Total ($)
Howard W. Lutnick,	2020(1)	1,000,000	—	—	—	11,000,000	—	—	12,000,000
Chairman of the Board of	2019(1)	1,000,000	—	—	—	10,750,000	—	—	11,750,000
Directors and Chief	2018 BGC(1)	1,000,000	—	5,000,000	—	11,750,000	—	—	17,750,000
Executive Officer of	2018 Newmark(1)	916,700	—	6,902,302	—	4,125,150	—	—	11,944,152

BGC and Chairman of Newmark	2018 Total(1)	1,916,700	—	11,902,302	—	15,875,150	—	—	29,694,152(1)
Stephen M. Merkel,	2020(1)	1,000,000	—	530,400	—	750,000	—	—	2,280,400
Executive Vice President	2019(1)	1,000,000	—	1,096,054	—	750,000	—	—	2,846,054
and General Counsel	2018(1)	1,000,000	—	2,428,920	—	1,750,000	—	—	5,178,920
Sean A. Windeatt,	2020(1)	685,000	—	378,319	—	1,781,000	—	—	2,844,319
Chief Operating Officer(4)	2019(1)	616,056	—	—	—	1,550,764	—	—	2,166,820
	2018(1)	522,280	—	—	—	1,762,695	—	—	2,284,975
Steven Bisgay,	2020(1)	750,000	—	—	—	1,250,000	—	—	2,000,000
Chief Financial Officer
Shaun D. Lynn,	2020(1)	1,000,000	—	764,237	—	2,500,000	—	—	4,264,237
Former President	2019(1)	1,000,000	—	—	—	3,000,000	—	—	4,000,000
	2018(1)	1,000,000	—	—	—	7,500,000	—	—	8,500,000

(1)
For 2020 and 2019, this table only reflects BGC compensation. The awards represented in column (g) for 2020 were made on April 8, 2021 and reflected a stock price of $5.38 per share. The awards represented in column (g) for 2019 were made on March 2, 2020 and reflected a stock price of $4.84 per share. The table includes all compensation paid on behalf of the Company as well as Newmark, where applicable for 2018. Compensation for Mr. Lutnick for 2018 includes separate lines for his BGC stand alone compensation and 11/12ths of his Newmark stand alone compensation, representing the portion paid during the period in which Newmark was a subsidiary of BGC. BGC completed the Spin-Off of Newmark on November 30, 2018. The two items are totaled for 2018 for Mr. Lutnick in accordance with SEC rules.

The table does not include matters for 2020, 2019, and 2018 discussed under the heading “Compensation Discussion and Analysis—Global Partnership Restructuring Program” because the shares granted in the Global Partnership Restructuring Program were fewer than the number of limited partnership units redeemed/exchanged, those units had been granted in partial payment of prior years’ Incentive Plan bonuses that had been reported at full notional value, and the partnership unit and cash payment adjustments described as part of the program were incidental adjustments required by the terms of the partnership unit agreements and the timing of the program in relation to distributions on units.

(2)
2018 amounts under column (e) for Mr. Lutnick represent the right to monetize certain units granted to Mr. Lutnick in 2014, 2015 and 2016. The $5,000,000 amount in column (e) for Mr. Lutnick for 2018 BGC represents the aggregate fair value of (i) the right to exchange 376,651 non-exchangeable BGC Holdings PSUs held by Mr. Lutnick into 376,651 non-exchangeable BGC Holdings partnership units with a capital account (HDUs) (which, based on the closing price of our Class A common stock of $6.21 per share on February 1, 2019, had a value of $2,339,000); and (ii) the right to exchange for cash 463,969 non-exchangeable BGC Holdings PPSUs held by Mr. Lutnick, for a payment of $2,661,000 for taxes when such PSUs are exchanged for HDUs. These PSUs and PPSUs were granted to Mr. Lutnick in exchange for certain long-term incentive awards in the form of NPSUs granted to Mr. Lutnick in 2014, 2015 and 2016. To date, Mr. Lutnick has not exercised this right to exchange and has not sold any shares in connection with these rights. PPSUs are not included in our fully-diluted share count.

The $6,902,302 amount in column (e) for Mr. Lutnick for 2018 Newmark represents the aggregate fair value of (i) the right to exchange 160,645 non-exchangeable BGC Holdings PSUs held by Mr. Lutnick into 160,645 non-exchangeable BGC Holdings partnership units with a capital account (HDUs) (which, based on the closing price of the BGC Class A common stock of $6.20 per share on February 6, 2019, had a value of $996,001); and (ii) the right to exchange for cash 749,531 BGC Holdings nonexchangeable PPSUs held by Mr. Lutnick (which had an average determination price of $7.88 per unit) for a payment of $5,906,301 for taxes when the foregoing PPSUs are exchanged. These PSUs and PPSUs were granted to Mr. Lutnick in exchange for certain NPSUs received by Mr. Lutnick in 2014, 2015 and 2016.
In addition, Mr. Lutnick was granted the right to exchange 876,852 nonexchangeable BGC Holdings PSUs into 876,852 non-exchangeable partnership units with a capital account (HDUs) (which, based on the closing price of the BGC Class A common stock of $6.20 per share on February 6, 2019, had a value of $5,436,482) and the right to exchange for cash 203,125 BGC Holdings nonexchangeable PPSUs held by Mr. Lutnick (which had an average determination price of $6.95 per unit) for a payment of $1,411,720 for taxes when the foregoing PPSUs are exchanged. These PSUs and PPSUs were issued to Mr. Lutnick in connection with prior year-end compensation grants under the BGC Incentive Plan and were previously included under column (g) at full notional value for the applicable period. To date, Mr. Lutnick has not exercised this right to exchange and has not sold any shares in connection with these rights. PPSUs are not included in our fully-diluted share count.
The 2020 amount under column(e) for Mr. Windeatt of $378,319 represents the aggregate fair value of: 15,238 exchangeable BGC Holdings PLPUs held by Mr. Windeatt that were redeemed at the determination price of $6.1184 per PLPU and 76,973 exchangeable BGC Holdings LPUs that were redeemed for $2.90 per unit (the August 5, 2020 closing price of BGC Class A common stock) and 1,316 exchangeable BGC Holdings LPUs and 512 exchangeable PLPUs held by Mr. Windeatt that were redeemed for zero in connection with Mr. Windeatt’s U.K. LLP status, plus 6,137 Newmark LPUs made exchangeable by the Committee on August 5, 2020, and exchanged for 5,748 Newmark shares at $4.16 per share on August 6, 2020 based on the exchange ratio of 0.9366 and 2,387 Newmark PLPUs with a determination price of $15.90 which were made exchangeable by the Committee on August 5, 2020.
The 2020 amount under column (e) for Mr. Merkel of $530,400 represents the aggregate fair value of: (i) the redemption of 90,000 BGC Holdings PPSUs at the determination price of $2.52 per PPSU and the redemption of 110,000 BGC Holdings PSUs for zero; and (ii) the issuance of 110,000 shares of BGC Class A common stock at $2.76 per share on July 30, 2020, the closing price of BGC Class A common stock. All of the units were the result of a March 2019 contractual grant of BGC Holdings PSUs / PPSUs.
The 2020 amount under column (e) for Mr. Lynn of $764,237 represents the aggregate fair value of: 63,175 exchangeable BGC Holdings PLPUs held by Mr. Lynn that were redeemed at the determination price of $5.00 per PLPU and 162,450 exchangeable BGC Holdings LPUs that were redeemed for $2.76 per unit (the July 30, 2020 closing price of BGC Class A common stock). and 17,550 exchangeable BGC Holdings LPUs and 6,825 exchangeable PLPUs held by Mr. Lynn that were redeemed for zero in connection with Mr. Lynn’s U.K. LLP status. All of the units were the result of a January 2015 grant of 1,000,000 BGC Holdings NPSUs.

The 2019 amount under column (e) for Mr. Merkel of $1,096,054 represents 50% of $2,192,108 which is BGC’s allocation of the aggregate value of: (i) the redemption of 90,000 BGC Holdings PPSUs at the determination price of $6.26 per PPSU and redemption of 110,000 BGC Holdings PSUs for zero; (ii) issuance of 93,560 shares of BGC Class A common stock at $6.26 per share, which is less applicable taxes and withholdings; (iii) the redemption of 40,909 Newmark Holdings PPSUs at the determination price of $10.70 per PPSU and redemption of 50,000 Newmark Holdings PSUs for zero; and (iv) issuance of 42,864 shares of Newmark Class A common stock at $10.26 per share, which is less applicable taxes and withholdings, as approved by the BGC Compensation Committee for Mr. Merkel on February 22, 2019, which was the date of these transactions. The foregoing amount of $2,192,108 was allocated 50% to BGC and 50% to Newmark based on the allocation methodology for Mr. Merkel. Such redeemed BGC Holdings PSUs and PPSUs were originally issued in 2018 pursuant to the prior approval of the BGC Compensation Committee in 2016, and such redeemed Newmark Holdings PSUs and PPSUs were originally issued in 2018 in connection with the issuance of such BGC Holdings PSUs and PPSUs.
The $2,428,920 amount in column (e) for Mr. Merkel for 2018 represents (a) 200,000 of Mr. Merkel’s non-exchangeable BGC Holdings PSUs that were made exchangeable and exchanged by the Company at $12.79, which was the average price per unit of the sale proceeds of shares of our Class A common stock under our Controlled Equity Offering on April 2, 2018, which was the date of such exchange, less 2%, totaling $1,406,520, and (b) 90,000 non-exchangeable BGC Holdings PPSUs that were made exchangeable and exchanged by the Company at the average determination price of $11.36 per unit, totaling $1,022,400, for a total aggregate amount of $2,428,920.
Column (e) does not include the (i) 4,000,000 BGC Holdings NPSUs granted to Mr. Lutnick and 1,000,000 BGC Holdings NPSUs granted to Mr. Lynn in 2015; (ii) 1,500,000 BGC Holdings NPSUs granted to Mr. Lutnick, 3,000,000 BGC Holdings NPSUs granted to Mr. Lynn, 1,000,000 BGC Holdings NPSUs granted to Mr. Merkel, and 75,000 BGC Holdings NPSUs granted to Mr. Windeatt in 2016; (iii) 400,000 BGC Holdings NPSUs granted to Mr. Windeatt in 2017; or (iv) 500,000 NPSUs in Newmark Holdings granted to Mr. Lutnick in 2019 for 2018, in each case, because such NPSUs do not represent a right to acquire shares of Class A common stock and had no grant date fair value for accounting purposes. Of the 4,000,000 BGC Holdings NPSUs granted to Mr. Lutnick in 2014, (i) 2,000,000 were in 2015 replaced by a total of 1,100,000 non-exchangeable BGC Holdings PSUs and 900,000 non-exchangeable BGC Holdings PPSUs; and (ii) 1,000,000 were in 2016 replaced by 720,000 non-exchangeable BGC Holdings PSUs and 280,000 non-exchangeable BGC Holdings PPSUs. Of the 1,000,000 BGC Holdings NPSUs granted to Mr. Merkel in 2014, (i) in 2015, 142,858 were replaced by 78,571 non-exchangeable BGC Holdings PSUs and 64,286 non-exchangeable BGC Holdings PPSUs, of which (a) 5,607 BGC Holdings PSUs and 4,588 BGC Holdings PPSUs were made exchangeable and repurchased by the Company at the average price of shares of our Class A common stock under our Controlled Equity Offering, less 2%, for an aggregate of $91,558; (b) 8,536 BGC Holdings PSUs were made exchangeable and repurchased by the Company at a price of $8.34 per share, the closing price of our Class A common stock on the date the Compensation Committee approved the transaction, for an aggregate of $71,190; and (c) 6,983 BGC Holdings PPSUs were made exchangeable and repurchased by the Company at a price of $9.15 per share, the closing price of our Class A common stock on December 31, 2014, for an aggregate $63,894, for a total aggregate of $226,643; and (ii) in 2016, 142,858 BGC Holdings NPSUs were replaced by 78,571 non-exchangeable BGC Holdings PSUs and 64,286 non-exchangeable BGC Holdings PPSUs, of which (a) 60,103 BGC Holdings PSUs were made exchangeable and repurchased by the Company at a price of $6.51 per BGC Holdings PSU, for an aggregate of $391,270; and (b) 49,175 BGC Holdings PPSUs were made exchangeable and repurchased by the Company at a price of $6.51 per BGC Holdings PPSU, for an aggregate of $320,129, for a total aggregate of $711,399. The remaining 714,826 BGC Holdings NPSUs of the 1,000,000 BGC Holdings NPSUs granted to Mr. Merkel in 2014 were surrendered by Mr. Merkel in 2016 (see “—NPSU Grants and Related Replacement and Exchange Right Grants”)
Of the 4,000,000 BGC Holdings NPSUs granted to Mr. Lutnick in 2015, (i) in 2016, 1,000,000 were replaced by 550,000 non-exchangeable BGC Holdings PSUs and 450,000 non-exchangeable BGC Holdings PPSUs, and (ii) in 2017, 1,000,000 were replaced by 720,000 non-exchangeable BGC Holdings PSUs and 280,000 non-exchangeable BGC Holdings PPSUs. Of the 1,000,000 BGC Holdings NPSUs granted to Mr. Lynn in 2015, in each of 2016, 2017, 2018 and 2019, 250,000 were replaced by 180,000 non-exchangeable BGC Holdings LPUs and 70,000 non-exchangeable BGC Holdings PLPUs for an aggregate of 720,000 non-exchangeable BGC Holdings LPUs and 280,000 non-exchangeable BGC Holdings PLPUs.
Of the 1,500,000 BGC Holdings NPSUs granted to Mr. Lutnick in 2016, in 2017, 375,000 were replaced by 270,000 non-exchangeable BGC Holdings PSUs and 105,000 non-exchangeable BGC Holdings PPSUs. Of the 3,000,000 BGC Holdings NPSUs granted to Mr. Lynn in 2016, in each of 2017 and 2018 and 2019, 750,000 were replaced by 610,000 non-exchangeable BGC Holdings LPUs and 140,000 non-exchangeable BGC Holdings PLPUs for an aggregate of 1,830,000 non-exchangeable BGC Holdings LPUs and 420,000 non-exchangeable BGC Holdings PLPUs. Of the 1,000,000 BGC Holdings NPSUs granted to Mr. Merkel in 2016, (i) in 2016, 200,000 of such BGC Holdings NPSUs were replaced by (a) 110,000 non-exchangeable BGC Holdings PSUs, which were made exchangeable and repurchased by the Company for an aggregate of $952,600, based on the closing price of $8.65 of our Class A common stock on November 7, 2016; and (b) 90,000 non-exchangeable BGC Holdings PPSUs, which were made exchangeable and repurchased by the Company for an aggregate of $773,599, at the weighted-average determination price of $8.60 per unit, for a total aggregate of $1,726,199; (ii) in 2017, 200,000 of such BGC Holdings NPSUs were replaced by (a) 110,000 non-exchangeable BGC Holdings PSUs, which were made exchangeable and repurchased by the Company at $11.06, the average price of shares of our Class A common stock under our Controlled Equity Offering, less 2%, for an aggregate of $1,216,911; and (b) 90,000 non-exchangeable BGC Holdings PPSUs, which were made exchangeable and repurchased by the Company for an aggregate of $847,033 at the weighted-average determination price of $9.41 per unit; and (iii) in 2018, (i) 110,000 of such BGC Holdings NPSUs were replaced by (a) 110,000 non-exchangeable BGC Holdings PSUs, which were made exchangeable and exchanged for cash by the Company at $12.79, the average price of shares of our Class A common stock sold under our Controlled Equity Offering on April 2, 2018, the date of such exchange, less 2%; and (b) 90,000 non-exchangeable BGC Holdings PPSUs, which were made exchangeable and exchanged for cash by the Company at the weighted-average determination price of $11.36 per unit, for a total aggregate cash proceeds of $2,428,920; and (iv) in 2019, (a) 110,000 of Mr. Merkel’s BGC Holdings NPSUs were replaced by 110,000 non-exchangeable BGC Holdings PSUs and 90,000 of Mr. Merkel’s BGC Holdings NPSUs were replaced by 90,000 non-exchangeable BGC Holdings PPSUs, and (b) 90,000 of Mr. Merkel’s BGC Holdings PPSUs were redeemed at the determination price of $6.26 per PPSU and 93,560 shares of BGC Class A common stock were issued to Mr. Merkel at $6.26 per share, which is less applicable taxes and withholdings (as stated previously above). Of the 75,000 BGC Holdings NPSUs granted to Mr. Windeatt in 2016, in each of 2017 and 2018, 18,750 were replaced by 13,500 non-exchangeable BGC Holdings LPUs and 5,250 non-exchangeable BGC Holdings PLPUs and in 2019, 18,750 were replaced by 12,188 non-exchangeable BGC Holdings LPUs and 6,563 non-exchangeable BGC Holdings PLPUs for an aggregate of 39,188 non-exchangeable BGC Holdings LPUs and 17,063 non-exchangeable BGC Holdings PLPUs. Of the 400,000 BGC Holdings NPSUs granted to Mr. Windeatt in 2017, in each of 2018 and 2019, 100,000 of such NPSUs were replaced by 100,000 non-exchangeable BGC Holdings LPUs for an aggregate of 200,000 non-exchangeable BGC Holding LPUs.
On February 16, 2018, pursuant to the standing policy for Mr. Lutnick, all of Mr. Lutnick’s remaining BGC Holdings NPSUs were cancelled and replaced with BGC Holdings PSUs and BGC Holdings PPSUs as follows: 1,137,626 non-exchangeable BGC Holdings PSUs and 474,495 non-exchangeable BGC Holdings PPSUs, in replacement of 1,612,121 NPSUs, effective as of January 1, 2018.
For each of the foregoing transactions that occurred between December 13, 2017 and November 30, 2018, such transaction also applied to the ratable portion of the Newmark Holdings interests or units held in association with such replaced, exchanged or redeemed BGC Holdings NPSUs, non-exchangeable BGC Holdings PSUs, non-exchangeable BGC Holdings PPSUs, non-exchangeable BGC Holdings LPUs and/or non-exchangeable BGC Holdings PLPUs, as applicable.
On December 31, 2018, the Compensation Committee approved the grant of exchange rights to Mr. Lynn with respect to 750,308 non-exchangeable BGC Holdings LPUs (which at the closing price of $5.17 per share on such date, had a value of $3,879,092) and the exchange for cash (at the average determination price of $3.894 per unit) of 287,888 non-exchangeable BGC Holdings PLPUs for a payment of $1,120,909 for taxes. On February 22, 2019, the Committee approved the grant of exchange rights to Mr. Lynn with respect to an additional 43,131 non-exchangeable BGC Holdings LPUs (which at the closing price of our Class A common stock of $6.26 per share on such date, had a value of $270,000) and the exchange for cash (at the average determination price of $4.1239 per unit) of 25,461 non-exchangeable BGC Holdings PLPUs for a payment of $105,000 for taxes. On March 1, 2019, we repurchased for cash of 716,079 of Mr. Lynn’s exchangeable BGC Holdings LPUs at $6.109 per unit based on the average proceeds of the sale of shares of our Class A common stock under our Controlled Equity Offering from February 25, 2019 through March 1, 2019 less 1%, for an aggregate of $4,374,553. In connection with these transactions, the remaining 77,360 exchangeable BGC Holdings LPUs were redeemed for zero. On January 28, 2020, the Compensation Committee approved the redemption for zero at $6.26 per unit of 172,051 non-exchangeable BGC Holdings New PLPUs held by Mr. Lynn at $6.26 per unit. On March 2, 2020, the Compensation Committee approved the grant of exchange rights to Mr. Lynn with respect to 883,348 non-exchangeable BGC Holdings LPUs and 245,140 non-exchangeable BGC Holdings PLPUs (at the average determination price of $4.4856 per unit). On July 30, 2020, the Company redeemed 797,222 BGC Holdings exchangeable LPUs held by Mr. Lynn at the price of $2.76, the closing price of our Class A common stock on July 30, 2020. In connection with the redemption of the 797,222 exchangeable BGC Holdings LPUs, 221,239 exchangeable BGC Holdings PLPUs were redeemed for $992,388 for taxes. In connection with the redemption, Mr. Lynn’s remaining 86,126 exchangeable BGC Holdings LPUs and 23,901 exchangeable BGC Holdings PLPUs were redeemed for zero upon exchange in connection with his LLP status. On April 8, 2021, the Compensation Committee approved the redemption of 43,585 of Mr. Lynn’s non-exchangeable BGC Holdings PLPUs for cash at the average determination price of $4.284 per unit and 112,076 of Mr. Lynn’s non-exchangeable BGC Holdings LPUs for zero in connection with the issuance of 112,076 shares of Class A common stock, which, less applicable taxes and withholdings, were repurchased by the Company at the price of $5.38 per share, the closing price of our Class A common stock on April 8, 2021. Due to Mr. Lynn’s U.K.LLP membership, 4,709 additional non-exchangeable BGC Holdings PLPUs and 12,108 additional non-exchangeable BGC Holdings LPUs were redeemed for zero. On March 2, 2020, the Committee authorized redeeming a sufficient number of BGCHLP PNLPU-NEW units held by Mr. Lynn and Mr Windeatt at the appropriate time each year to permit them to fund their tax liability for their BGCHLP NLPU-NEW and PNLPU-NEW awards, which is expected to be in January of the year following issuance, in accordance with the LLP structure. Pursuant to this authorization, 89,476 or Mr. Lynn’s PNLPU-NEW units issued effective April 1, 2020 were redeemed for a cash payment based upon $4.84 per unit, and 45,143 of Mr. Windeatt’s PNLPU-NEW units issued effective April 1, 2020 were redeemed for a cash payment based upon $4.84 per unit, to fund their tax liability due in January 2021 for the BGCHLP NLPU-NEW and PNLPU-NEW awards issued effective April 1, 2020. On April 8, 2021, the Compensation Committee approved the exchange on April 23, 2021 of 558,107 exchangeable BGC Holdings LPU-NEWs held by Mr. Lynn into shares of BGC Class A common stock and the redemption of 128,468 exchangeable BGC Holdings PLPUs held by Mr. Lynn for $804,210, less applicable taxes and withholdings. Column (e) does not include the fair value of these grants of exchange rights because each of those LPUs and PLPUs was originally granted to Mr. Lynn in partial payment of bonuses awarded to him under the BGC Incentive Plan for prior years and reflected in column (g) of the table for each of those prior years at their full notional dollar values.
On December 31, 2018, the BGC Compensation Committee approved the cancellation of 113,032 non-exchangeable BGC Holdings PSUs held by Mr. Merkel, and the cancellation of 89,225 non-exchangeable BGC Holdings PPSUs (which had a determination price of $5.36 per unit). In connection with these transactions, we issued $1,062,500 in Class A common stock, less applicable taxes and withholdings at a 45% tax rate, resulting in 113,032 net shares of class A common stock at a price of $5.17 per share and the payment of $478,123 in cash for taxes. On March 27, 2019, we repurchased an aggregate of 233,172 shares of Class A common stock from Mr. Merkel at a price of $5.30 per share, for an aggregate of $1,235,812.
On March 2, 2020, consistent with the previously approved schedule, the Compensation Committee approved the grant of exchange rights to Mr. Merkel with respect to 110,000 non-exchangeable PSUs and 90,000 non-exchangeable PPSUs (at an average determination price of $5.6757 per unit). The Compensation Committee also approved the grant of exchange rights to Mr. Merkel with respect to an additional 250,065 non-exchangeable BGC Holdings PSUs and 175,568 non-exchangeable BGC Holdings PPSUs (at an average determination price of $5.6757 per unit). On March 20, 2020, the Company repurchased 185,300 of such 360,065 exchangeable BGC Holdings PSUs at the average price of shares of Class A common stock sold under the Company’s controlled equity offering from March 10, 2020 to March 13,

2020 less 1% (approximately $4.0024 per limited partnership interest, for an aggregate purchase price of approximately $741,644) and redeemed 122,579 of such 265,568 exchangeable BGC Holdings PPSUs for $661,303, for an aggregate payment of $1,402,947. On July 30, 2020, the Company redeemed the remaining 174,765 exchangeable BGC Holdings LPUs held by Mr. Merkel at the price of $2.76, the closing price of our Class A common stock on July 30, 2020. In connection with the redemption of the 174,765 exchangeable BGC Holdings LPUs on July 30, 2020, 142,989 exchangeable BGC Holdings PLPUs were redeemed for $846,182. Column (e) does not include the fair value of these grants of exchange rights because each of those LPUs and PLPUs was originally granted to Mr. Merkel in partial payment of bonuses awarded to him under the BGC Incentive Plan for prior years and reflected in column (g) of the table for each of those prior years at their full notional dollar values.
On December 31, 2018, the Compensation Committee approved the grant of exchange rights to Mr. Windeatt with respect to 139,265 non-exchangeable BGC Holdings LPUs (which at the closing price of $5.17 per share on such date, had a value of $720,000) and the exchange for cash (at the average determination price of $4.388 per unit) of 63,814 non-exchangeable BGC Holdings PLPUs for a payment of $280,002 for taxes. On February 22, 2019, the Compensation Committee approved the grant of exchange rights to Mr. Windeatt with respect to an additional 22,020 non-exchangeable BGC Holdings LPUs (which at the closing price of $6.26 per share on such date, had a value of $137,845) and the exchange for cash (at the average determination price of $5.6457 per unit) of 9,495 non-exchangeable BGC Holdings PLPUs for a payment of $53,606 for taxes. On March 1, 2019, we repurchased for cash of 145,560 of Mr. Windeatt’s exchangeable BGC Holdings LPUs at $6.109 per unit based on the average proceeds of the sale of shares of our Class A common stock under our Controlled Equity Offering from February 25, 2019 through March 1, 2019 less 1%, for an aggregate of $889,230. In connection with these transactions, the remaining 15,725 exchangeable BGC Holdings LPUs were redeemed for zero. On March 2, 2020, the Compensation Committee approved the grant of exchange rights to Mr. Windeatt with respect to 519,725 non-exchangeable BGC Holdings LPUs and 97,656 non-exchangeable BGC Holdings PLPUs (at the average determination price of $6.6128 per unit). On August 5, 2020, the Company redeemed 436,665 exchangeable BGC Holdings LPUs held by Mr. Windeatt at the price of $2.90, the closing price of our Class A common stock on August 5, 2020. In connection with the redemption of the 436,665 exchangeable BGC Holdings LPUs, 96,216 exchangeable BGC Holdings PLPUs were redeemed for $637,866 for taxes. In connection with the redemption, 20,849 exchangeable BGC Holdings LPUs and 1,440 exchangeable BGC Holdings PLPUs were redeemed for zero (at an average determination price of $5.4971 per unit upon exchange in connection with Mr. Windeatt’s LLP status. Additionally, on August 5, 2020, the Compensation Committee approved the grant of exchange rights to Mr. Windeatt with respect to 40,437non-exchangeable BGC Holdings LPUs and 21,774 non-exchangeable BGC Holdings PLPUs (at the average determination price of $6.6128 per unit). On August 5, 2020 the Company redeemed these 40,437 exchangeable BGC Holdings LPUs held by Mr. Windeatt at the price of $2.90, the closing price of our Class A common stock on August 5, 2020. In connection with the redemption of these 40,437 exchangeable BGC Holdings LPUs, the 21,774 exchangeable BGC Holdings PLPUs were redeemed for $136,305 for taxes. In addition to the foregoing, on August 6, 2020, Mr. Windeatt was granted exchange rights with respect to 43,890 non-exchangeable Newmark Holding LPUs that were previously granted to Mr. Windeatt. Additionally, Mr. Windeatt was granted the right to exchange for cash 17,068 non-exchangeable Newmark Holdings PLPUs held by Mr. Windeatt. As these Newmark Holdings LPUs and PLPUs were previously non-exchangeable, the Company took a transaction charge of $381,961 upon grant of exchangeability. On August 6, 2020, Newmark redeemed the 40,209 Newmark Holdings exchangeable LPUs held by Mr. Windeatt for an amount equal to the closing price of Newmark’s Class A common stock on August 6, 2020 ($4.16) multiplied by 37,660 (the amount of shares of Newmark’s Class A common stock the 40,209 Newmark Holdings LPUs were exchangeable into based on the Exchange Ratio at August 6, 2020). In connection with the redemption of these 40,209 exchangeable Newmark Holdings LPUs, 15,637 exchangeable Newmark Holdings PLPUs were redeemed for $194,086 for taxes. In connection with the redemption, 3,681 exchangeable Newmark Holding LPUs and 1,431 exchangeable Newmark Holdings PLPUs were redeemed for zero upon exchange in connection with Mr. Windeatt’s LLP status. On April 8, 2021, the Compensation Committee approved the repurchase by the Company on April 23, 2021 of 123,713 exchangeable BGC Holdings LPU-NEWs held by Mr. Windeatt at the price of $5.65, which was the closing price of our Class A common stock on April 23, 2021, and the redemption of 28,477 exchangeable BGC Holdings PLPU-NEWs held by Mr. Windeatt for $178,266, less applicable taxes and withholdings. Column (e) does not include the fair value of these grants of exchange rights because each of those LPUs and PLPUs was originally granted to Mr. Windeatt in partial payment of bonuses awarded to him under the BGC Incentive Plan for prior years and reflected in column (g) of the table for each of those prior years at their full notional dollar values.

(3)	The amounts in column (g) reflect the bonus awards to the named executive officers under our Incentive Plan.
For 2020, Mr. Lutnick’s Incentive Plan bonus for BGC was $11,000,000 paid $2,000,000 in cash and $9,000,000 in a partnership award represented by 1,087,361non-exchangeable BGC Holdings PSUs and 585,502 non-exchangeable BGC Holdings PPSUs; Mr. Lynn’s Incentive Plan bonus was paid $2,500,000 in the form of 86,199 non-exchangeable BGC Holdings NLPUs and 76,441 non-exchangeable BGC Holdings NPLPUs as well as 196,329 non-exchangeable BGC Holding LPU-NEWs and 105,716 BGC Holding PLPU-NEWs, which shall have certain exchange rights beginning April 1, 2023, upon certain conditions set forth above; Mr. Merkel’s Incentive Plan bonus was $750,000 under the BGC Incentive Plan paid in $312,500 in cash and $437,500 in a partnership award represented by 40,660 non-exchangeable BGC Holdings NPSUs and 40,660 non-exchangeable BGC Holdings NPPSUs; Mr. Windeatt’s Incentive Plan bonus was $1,781,000 (£1,300,000) under the BGC Incentive Plan paid in $102,750 (£75,000) in cash and $1,278,210 (£933,000) in the form of 21,324 non-exchangeable BGC Holdings NLPUs and 18,910 non-exchangeable BGC Holdings NPLPUs as well as 128,279 non-exchangeable BGC Holding LPU-NEWs and 69,073 BGC Holding LPU-NEWs , which shall have certain exchange rights beginning April 1, 2023 upon certain conditions set forth above and $400,000 (£292,000) attributed to Mr. Windeatt’s previously issued BGCHLP NLPU / NPLPU award effective January 1, 2021 based upon the expectation of including $400,000 of the January 1, 2021 award as part of Mr. Windeatt’s annual compensation for calendar years 2020 through 2024; and Mr. Bisgay’s Incentive Plan bonus was $1,250,000 under the BGC Incentive Plan paid in $1,025,000 in cash and $225,000 in a partnership award represented by 20,911 non-exchangeable BGC Holdings NPSUs and 20,911 non-exchangeable BGC Holdings NPPSU.
For 2019, Mr. Lutnick’s Incentive Plan bonus for BGC was $10,750,000 paid $2,000,000 in cash and $8,750,000 in a partnership award represented by 1,175,103 non-exchangeable BGC Holdings PSUs and 632,748 non-exchangeable BGC Holdings PPSUs; Mr. Lynn’s Incentive Plan bonus was paid $3,000,000 in the form of 134,298 non-exchangeable BGC Holdings LPUs and 72,314 non-exchangeable BGC Holdings PLPUs as well as 268,595 non-exchangeable BGC Holding NLPU-NEWs and 144,628 BGC Holding NLPU-NEWs, which shall have certain exchange rights beginning March 2, 2022, upon certain conditions set forth above; Mr. Merkel’s Incentive Plan bonus was $750,000 under the BGC Incentive Plan in the form of 77,479 non-exchangeable BGC Holdings PSUs and 77,479 non-exchangeable BGC Holdings PPSUs; and Mr. Windeatt’s Incentive Plan bonus was paid $1,550,764 (£1,216,667) in the form of 72,750 non-exchangeable BGC Holdings LPUs and 39,173 non-exchangeable BGC Holdings PLPUs as well as 135,514 non-exchangeable BGC Holding NLPU-NEWs and 72,969 BGC Holding NLPU-NEWs, which shall have certain exchange rights beginning March 2, 2022 upon certain conditions set forth above.
For 2018, (i) Mr. Lutnick’s Incentive Plan bonus for BGC was $11,750,000 paid $2,000,000 in cash and $9,750,000 in a partnership award represented by 1,012,380 non-exchangeable BGC Holdings PSUs and 545,128 non-exchangeable BGC Holdings PPSUs and (ii) Mr. Lutnick’s Incentive Plan bonus for Newmark was $4,125,150, paid $1,833,400 in cash and $2,291,750 in a partnership award represented by 114,045 of non-exchangeable Newmark Holdings PSUs and 114,045 non-exchangeable Newmark Holdings PPSUs issued pursuant to the Newmark Holdings Participation Plan, resulting in a total bonus for both companies of $15,875,150; Mr. Lynn’s Incentive Plan bonus was paid $7,500,000 in the form of 220,647 non-exchangeable BGC Holdings LPUs and 118,810 non-exchangeable BGC Holdings PLPUs as well as 558,107 non-exchangeable BGC Holding New LPUs and 300,519 BGC Holding New PLPUs, which shall have certain exchange rights beginning February 22, 2021 upon certain conditions set forth above; Mr. Merkel’s Incentive Plan bonus was $1,750,000 in the aggregate, paid $875,000 under the BGC Incentive Plan in the form of 69,888 non-exchangeable BGC Holdings PSUs and 69,888 non-exchangeable BGC Holdings PPSUs and a bonus under the Newmark Incentive Plan of $875,000 allocated to the 50% of his time allocated to Newmark represented by 43,543 non-exchangeable Newmark Holdings PSUs and 43,543 non-exchangeable Newmark Holdings PPSUs issued pursuant to the Newmark Holdings Participation Plan; Mr. Windeatt’s Incentive Plan bonus was paid $1,762,695 (£1,350,000) in the form of 59,314 non-exchangeable BGC Holdings LPUs and 31,939 non-exchangeable BGC Holdings PLPUs as well as 123,713 non-exchangeable BGC Holding New LPUs and 66,615 BGC Holding New PLPUs, which shall have certain exchange rights beginning February 22, 2021 upon certain conditions set forth above;

(4)
For 2020, Mr. Windeatt’s base salary was £500,000, and the $685,000 base salary reflected in the table was calculated using an exchange rate of 1.37, the exchange rate in effect as of April 8, 2021.For 2019, Mr. Windeatt’s base salary was £500,000, effective March 1, 2019. For January and February 2019, Mr. Windeatt’s salary was based on his 2018 annual rate of £400,000. Mr. Windeatt therefore received approximately £483,333 in salary for 2019. The $616,056 salary reflected in the table was calculated using an exchange rate of 1.2746, the exchange rate in effect as of March 2, 2020. For 2018, Mr. Windeatt’s base salary was £400,000, and the $522,280 base salary reflected in the table was calculated using an exchange rate of 1.3057, the exchange rate in effect as of February 22, 2019.

Grants of Plan-Based Awards
The following table shows all grants of plan-based awards to the named executive officers in 2020:

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Grant Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
	Grant	Threshold	Target	Maximum	Threshold Target Maximum			Units	Underlying	Awards	Awards
Name	Date	($)	($)	($)(1)	(#)	(#)	(#)	(#)(2)	Options (#)	($/Sh)	($)(2)
Howard W. Lutnick	1/1/20	—	—	25,000,000	—	—	—	—	—	—	—
Shaun D. Lynn	1/1/20	—	—	25,000,000	—	—	—	162,450	—	—	764,237
Stephen M. Merkel	1/1/20	—	—	25,000,000	—	—	—	110,000	—	—	530,400
Sean A. Windeatt	1/1/20	—	—	25,000,000	—	—	—	83,110	—	—	378,319
Steven Bisgay	1/1/20	—	—	25,000,000	—	—	—	—	—	—	—

(1)
The amounts in column (e) reflect the maximum possible individual payment under our Incentive Plan. During 2020, there were no specific minimum and target levels under the Incentive Plan. The $25,000,000 maximum amount was the maximum annual amount available for payment to any one executive officer under the Incentive Plan for 2020, and our Compensation Committee retained negative discretion to award less than this amount. Actual amounts paid to each named executive officer for 2020 are set forth in column (g) of the Summary Compensation Table.

(2)
The amounts in columns (i) and (l) reflect aggregate grants under the Incentive Plan for Messrs. Lynn, Windeatt and Merkel for 2020. For Mr. Lynn, the fair value of $764,237 represents the aggregate fair value of: (i) the redemption of 63,175 BGC Holdings PPSUs at the determination price of $5.00 per PPSU and redemption of 162,450 BGC Holdings PSUs for zero; and (ii) the issuance of 162,450 shares of BGC Class A common stock at $2.76 per share. For Mr. Windeatt, the fair value of $378,319 represents the aggregate fair value of: (i) the redemption of 15,238 BGC Holdings PPSUs at the determination price of $6.1184 per PPSU and the redemption of 76,973 BGC Holdings PSUs for zero; and (ii) the issuance of 76,973 shares of BGC Class A common stock at $2.90 per share, plus 6,137 Newmark LPUs made exchangeable by the Committee on August 5, 2020, and exchanged for 5,748 Newmark shares at $4.16 per share on August 6, 2020 based on the exchange ratio of 0.9366 and 2,387 Newmark PLPUs with a determination price of $15.90 which were made exchangeable by the Committee on August 5, 2020. For Mr. Merkel, the fair value of $530,400 represents the aggregate fair value of: (i) the redemption of 90,000 BGC Holdings PPSUs at the determination price of $2.52 per PPSU and the redemption of 110,000 BGC Holdings PSUs for zero; and (ii) the issuance of 110,000 shares of BGC Class A common stock at $2.76 per share.

Of the 1,500,000 BGC Holdings NPSUs granted to Mr. Lutnick in 2016, in 2017, 375,000 were replaced by 270,000 non-exchangeable BGC Holdings PSUs and 105,000 non-exchangeable BGC Holdings PPSUs. On February 16,2018, pursuant to the standing policy for Mr. Lutnick, all of Mr. Lutnick’s remaining 3,800,000 BGC Holdings NPSUs were cancelled and replaced with 2,712,900 BGC Holdings PSUs and 1,087,100 BGC Holdings PPSUs, effective as of January 1, 2018, which is inclusive of the 1,125,000 remaining NPSUs from the above 2016 1,500,000 BGC Holdings NPSU grant.
Of the 1,000,000 BGC Holdings NPSUs granted to Mr. Lynn in 2015, in each of 2016, 2017, 2018 and 2019, 250,000 were replaced by 180,000 non-exchangeable BGC Holdings LPUs and 70,000 non-exchangeable BGC Holdings PLPUs for an aggregate of 720,000 non-exchangeable BGC Holdings LPUs and 280,000 non-exchangeable BGC Holdings PLPUs. Of the 2,000,000 BGC Holdings NPSUs granted to Mr. Lynn in 2016, in each of 2017, 2018 and 2019, 500,000 were replaced by 360,000 non-exchangeable BGC Holdings LPUs and 140,000 non-exchangeable BGC Holdings PLPUs for an aggregate of 1,080,000 non-exchangeable BGC Holdings LPUs and 420,000 non-exchangeable BGC Holdings PLPUs.
Of the 1,000,000 BGC Holdings NPSUs granted to Mr. Merkel in 2014, in 2015 and 2016, 142,858 BGC Holdings NPSUs were replaced by 78,572 non-exchangeable BGC Holdings PSUs and 64,286 non-exchangeable BGC Holdings PPSUs for an aggregate total of 157,144 non-exchangeable BGC Holdings PSUs and 128,572 non-exchangeable BGC Holdings PPSUs , of which (a) 60,103 BGC Holdings PSUs were made exchangeable and repurchased by the Company at a price of $6.51 per unit, for an aggregate of $391,270; and (b) 49,175 BGC Holdings PPSUs were made exchangeable and repurchased by the Company at a price of $6.51 per unit, for an aggregate of $320,129, for a total aggregate of $711,399. Of the 1,000,000 BGC Holdings NPSUs granted to Mr. Merkel in 2016, (i) in 2016, 200,000 of such BGC Holdings NPSUs were replaced by (a) 110,000 non-exchangeable BGC Holdings PSUs, which were made exchangeable and repurchased by the Company for an aggregate of $952,600, based on the closing price of $8.65 of our Class A common stock on November 7, 2016; and (b) 90,000 non-exchangeable BGC Holdings PPSUs, which were made exchangeable and repurchased by the Company for an aggregate of $773,599, at the weighted-average determination price for $8.60 per unit, for a total aggregate of $1,726,199; (ii) in 2017, 200,000 of such BGC Holdings NPSUs were replaced by (a) 110,000 non-exchangeable BGC Holdings PSUs, which were made exchangeable and repurchased by the Company at $11.06, the average price of shares of our Class A common stock under our Controlled Equity Offering, less 2%, for an aggregate of $1,216,911, and (b) 90,000 non-exchangeable BGC Holdings PPSUs, which were made exchangeable and repurchased by the Company for an aggregate of $847,033, at the weighted-average determination price $9.41 per unit; and (iii) in 2018, (a) 110,000 of Mr. Merkel’s non-exchangeable BGC Holdings PSUs were made exchangeable and exchanged by the Company at $12.79, which was the average price per unit of the sale proceeds of shares of our Class A common stock under our Controlled Equity Offering on April 2, 2018, which was the date of such exchange, less 2%, totaling $1,406,520, and (b) 90,000 non-exchangeable BGC Holdings PPSUs were made exchangeable and exchanged by the Company at the weighted-average determination price of $11.36 per unit, totaling $1,022,400, for a total aggregate amount of $2,428,920; and (iv) in 2019, (a) 110,000 of Mr. Merkel’s BGC Holdings NPSUs were replaced by 110,000 non-exchangeable BGC Holdings PSUs and 90,000 of Mr. Merkel’s BGC Holdings NPSUs were replaced by 90,000 non-exchangeable BGC Holdings PPSUs, and (b) 90,000 of Mr. Merkel’s BGC Holdings PPSUs were redeemed at the determination price of $6.26 per PPSU and 93,560 shares of BGC Class A common stock were issued to Mr. Merkel at $6.26 per share, which is less applicable taxes and withholdings.
Of the 75,000 BGC Holdings NPSUs granted to Mr. Windeatt in 2016, in each of 2017, and 2018 and 2019, 18,750 were replaced by 13,500 non-exchangeable BGC Holdings LPUs and 5,250 non-exchangeable BGC Holdings PLPUs and in 2020, 18,750 were replaced by 12,188 non-exchangeable BGC Holdings LPUs and 6,563 non-exchangeable BGC Holdings PLPUs for an aggregate of 52,688 non-exchangeable BGC Holdings LPUs and 22,312 non-exchangeable BGC Holdings PLPUs.

Outstanding Equity Awards at Fiscal Year End
None of the named executive officers held any unexercised options as of December 31, 2020. The following table shows all equity awards for services to the registrant held by each of the named executive officers as of December 31, 2020:

	Option Awards					Grant Awards
	(b) Number of Securities Underlying Unexercised Options/ Exchangeable Units Exercisable/	(c) Number of Securities Underlying Unexercised Options/ Exchangeable Units Unexercisable/	(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	(e) Option Exercise	(f) Option	(g) Number of Shares or Units of Stock That Have Not	(h) Market Value of Shares or Units of Stock That	(i) Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not	(j) Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not
(a)	Exchangeable	Unexchangeable	Options	Price	Expiration	Vested	Have Not	Vested	Vested
Name	(#)(1)(2)	(#)(3)	(#)	($)(1)	Date	(#)	Vested	(#)	($)
Howard W. Lutnick	2,549,185	0	—	—	—	—	—	—	—
Shaun D. Lynn	0	0	—	—	—	—	—	—	—
Stephen M. Merkel	0	0	—	—	—	—	—	—	—
Sean A. Windeatt	62,211	0	—	—	—	—	—	—	—
Steven Bisgay	0	0	—	—	—	—	—	—	—

(1)
Column (b) represents 1,040,760 exchangeable BGC Holdings PSUs held by Mr. Lutnick as of December 31, 2020. These exchangeable BGC Holdings units may be exchanged at any time on a 1:1 basis for shares of BGC’s Class A common stock. As of December 31, 2020, the closing market price of a share of our Class A common stock was $4.00. Column (b) also includes the right of Mr. Lutnick (i) from BGC to exchange 1,508,425 non-exchangeable BGC Holdings PSUs into 376,651 non-exchangeable BGC Holdings HDU partnership units (which, based on the closing price of our Class A common stock of $6.21 per share on grant date, had a value of $2,339,000) but excluding the related right to exchange for cash 463,969 non-exchangeable BGC Holdings PPSUs, for a payment of $2,661,000 for taxes when such PSUs are exchanged into HDUs; and (ii) from Newmark to exchange 1,131,774 non-exchangeable BGC Holdings PSUs into 1,131,774 non-exchangeable BGC Holdings HDU partnership units (which, based on the closing price of the BGC Class A common stock of $6.20 per share on the grant date, had a value of $7,017,000 but excluding the related right to exchange for cash 1,018,390 BGC Holdings non-exchangeable PPSUs (which had an average determination price of $7.8388 per unit), for a payment of $7,983,000 for taxes when such PSUs are exchanged into HDUs.

Column (b) represents 62,211 exchangeable BGC Holdings LPUs held by Mr. Windeatt as of December 31, 2020. These exchangeable BGC Holdings units may be exchanged at any time on a 1:1 basis for shares of BGC’s Class A common stock. As of December 31, 2020, the closing market price of a share of our Class A common stock was $4.00.

(2)	Column (b) does not include 851,531 exchangeable BGC Holdings PPSUs and 1,482,359 non - exchangeable BGC Holdings PPSU-Hs.
Non-exchangeable BGC Holdings PSUs or LPUs held as of December 31, 2020 that are eligible to be granted exchange rights into our Class A common stock were as follows: Mr. Lutnick: 9,649,524 BGC Holdings PSUs, Mr. Lynn: 8,202,442 BGC Holdings LPUs, and 558,107 BGC Holdings LPU-NEWs; Mr. Merkel: 273,612 BGC Holdings PSUs; Mr. Windeatt: 384,938 BGC Holdings LPUs, and 123,713 BGC Holdings LPU-NEWs; Mr. Bisgay: 39,788 BGC Holdings PSUs.
BGC Holdings NPSUs held as of December 31, 2020 that are eligible to be replaced by non-exchangeable BGC Holdings PSUs/ PPSUs or LPUs/PLPUs, which in turn would be eligible to be granted exchange rights for shares of our Class A common stock or cash, were as follows: Mr. Windeatt: 100,000 BGC Holdings NPSUs;
Each of such BGC Holdings units listed above held prior to the Newmark IPO and separation was issued 0.454545 related Newmark Holdings units in connection with the Separation and Distribution Agreement, as described in “Certain Relationships and Related Transactions, and Director Independence—Transactions with and Related to Newmark—Separation and Distribution Agreement.”

(3)
Column (c) does not include 1,354,393 non-exchangeable BGC Holdings PPSUs held by Mr. Lutnick, in addition to the PPSUs described in footnote 1 above, 1,536,750 non-exchangeable BGC Holdings PLPUs and 128,468 non-exchangeable BGC Holdings PLPU-NEWs held by Mr. Lynn, 250,659 non-exchangeable BGC Holdings PPSUs held by Mr. Merkel and 45,736 non-

exchangeable BGC Holdings PLPUs and 28,477 non-exchangeable BGC Holdings PLPU-NEWs held by Mr. Windeatt as of December 31, 2020 39,788 non-exchangeable BGC Holdings PPSUs held by Mr. Bisgay because they did not represent a right to acquire shares of our Class A common stock. Each of such BGC Holdings units held prior to the Newmark IPO and separation was issued 0.454545 related Newmark Holdings units in connection with the Separation and Distribution Agreement, as described in “Certain Relationships and Related Transactions, and Director Independence—Transactions with and Related to Newmark— Separation and Distribution Agreement.”

Option Exercises and Stock Vested
During 2020 no options were exercised by and no stock vested for any of the named executive officers.
Potential Payments upon Change in Control
The following table provides information regarding the estimated amounts payable to the named executive officers listed below, upon either termination or continued employment if such change in control had occurred on December 31, 2020 under their change in control and other agreements, described below, in effect on December 31, 2020 (including NPSUs granted and Incentive Plan and other bonuses and commissions paid during and with respect to the year ended December 31, 2020). The amounts are determined, where applicable, using the $4.00 closing market price of our Class A common stock as of December 31, 2020 in accordance with SEC rules. All amounts, including estimated vesting of equity compensation and tax gross-up payments, are subject to the specific terms and conditions set forth in the applicable change of control or other agreements and applicable law:

Name	Base Salary ($)		Bonus ($)		Vesting of Equity Compensation ($)(1)	Welfare Benefit Continuation ($)	Tax Gross-Up Payment ($)(2)	Total ($)
Howard W. Lutnick
Termination of Employment	2,000,000		22,000,000		—	96,548	—	24,096,548
Extension of Employment	1,000,000		11,000,000		—	96,548	—	12,096,548
Shaun D. Lynn
Termination of Employment	2,000,000		5,000,000		—	14,161	—	7,014,161
Extension of Employment	1,000,000		2,500,000		—	—	—	3,500,000
Stephen M. Merkel
Termination of Employment	2,000,000		1,500,000		—	105,028	—	3,605,028
Extension of Employment	1,000,000		750,000		—	105,028	—	1,855,028
Sean A. Windeatt
Termination of Employment	1,370,000	(3)	3,562,000	(3)	—	13,815	—	4,945,815
Extension of Employment	685,000	(3)	1,781,000	(3)	—	—	—	2,466,000

(1)
Upon a change in control at December 31, 2020, Messrs. Lutnick, Lynn, and Merkel would have had the right to receive (i) replacement of any partnership units ineligible for exchange rights with new partnership units eligible for such exchange rights, (ii) grants of immediately exchangeable exchange rights (into stock or cash, as applicable) with respect to any non-exchangeable limited partnership units (including those replacement units described in clause (i) (other than the Lynn 2016 NPSUs)); and (iii) the immediate lapse of any restrictions on transferability of any shares of restricted stock held by them at such time. With respect to the Lynn 2016 NPSUs, upon a change in control at December 31, 2020, Mr. Lynn would have the right to receive grants of exchange rights with respect to non-exchangeable BGC Holdings LPUs at the times and over the periods described below under “Employment Agreements and Deeds of Adherence—Shaun D. Lynn Agreements.” Upon a change in control at December 31, 2020, Mr. Windeatt would have the right to receive (ii) and (iii) above. With respect to the Windeatt 2017 NPSUs, upon a change in control at December 31, 2020, Mr. Windeatt would have the right to receive the replacement of the then remaining NPSUs with non-exchangeable BGC Holdings LPUs and grants of exchange rights at the times and over the periods described below under “Employment Agreements and Deeds of Adherence—Sean A. Windeatt Agreements.”
At December 31, 2020, Messrs. Lutnick, Lynn, Merkel and Windeatt held the following numbers of such BGC Holdings non-exchangeable non-preferred partnership units (including PSUs or LPUs, LPU-NEWs, PSU-Hs, and NPSUs that would be replaced with PSUs/PPSUs or LPUs/PLPUs): Mr. Lutnick: 11,157,949 units; Mr. Lynn: 9,029,144 units; Mr. Merkel: 273,612 units; and Mr. Windeatt: 644,165 units. Based on the closing price of the BGC Class A common stock of $4.00 on December 31, 2020, the aggregate value of the shares and cash underlying such grants for each such person would have been as follows: Mr. Lutnick: $44,631,796; Mr. Lynn: $36,116,576; Mr. Merkel: $1,094,448; and Mr. Windeatt: $2,576,660.
At December 31, 2020, Messrs. Lutnick, Lynn, Merkel and Windeatt held the following numbers of non-exchangeable BGC Holdings PPSUs/PPSU-Hs/PLPUs/PLPU-NEWs: Mr. Lutnick: 2,836,752 non-exchangeable BGC Holdings PPSUs/PPSU-Hs; Mr. Lynn: 1,665,218 non-exchangeable BGC Holdings PLPUs/PLPU-NEWs; Mr. Merkel: 250,659 non-exchangeable BGC Holdings PPSUs; Mr. Windeatt: 74,213 non-exchangeable BGC Holdings PLPUs/PLPU- NEWs. Based on the applicable determination price of each grant of the BGC Holdings PPSUs, PLPUs, or PLPU-NEWs, as applicable, the cash value underlying such exchange rights would have been $18,345,802 with respect to of the non- exchangeable BGC Holdings PPSUs/PPSU-Hs for Mr. Lutnick; $10,144,895 with respect to non-exchangeable BGC Holdings PLPUs/PLPU-NEWs for Mr. Lynn; $1,131,677 with respect to the non-exchangeable BGC Holdings PPSUs for Mr. Merkel; and $406,848 with respect to the non-exchangeable BGC Holdings PLPUs/PLPU-NEWs for Mr. Windeatt. With respect to the foregoing PSU-Hs and PPSU-Hs, Mr. Lutnick has the right (i) from BGC to exchange 376,651 non-exchangeable BGC Holdings PSU-Hs into 376,651 non-exchangeable BGC Holdings HDU partnership units (which, based on the closing price of our Class A common stock of $6.20 per share on grant date, had a value of $2,339,000) and exchange for cash 463,969 non-exchangeable BGC Holdings PPSU-Hs, for a payment of $2,661,000 for taxes when such PSU-Hs are exchanged into HDUs; and (ii) from Newmark to exchange 1,131,774 non-exchangeable BGC Holdings PSU-Hs into 1,131,774 non-exchangeable BGC Holdings HDU partnership units (which, based on the closing price of the BGC Class A common stock of $6.20 per share on the grant date, had a value of $7,017,000) and exchange for cash 1,018,390 BGC Holdings non-exchangeable PPSU-Hs (which had an average determination price of $7.8388 per unit), for a payment of $7,983,000 for taxes when such PSU-Hs are exchanged into HDUs. If exercised, these HDUs would also become exchangeable upon a change of control.
In each case, the units exclude any units subject to redemption for zero or for cash in accordance with applicable agreements. See “—Change in Control Agreements below.”
As of December 31, 2020, Messrs. Lutnick, Lynn, Merkel and Windeatt did not hold any shares of BGC restricted stock
.
With respect to a number of the non-exchangeable BGC Holdings PSUs, non-exchangeable BGC Holdings PPSUs, non- exchangeable BGC Holdings NPSUs, non-exchangeable BGC Holdings LPUs and/or non-exchangeable BGC Holdings PLPUs issued prior to December 13, 2017, the ratable portion of the remaining Newmark Holdings units held by each of Messrs. Lynn and Windeatt in association with the foregoing units would be added to such executive’s above amount to the extent applicable and in accordance with his arrangement. With respect to Mr. Lynn, based upon his holdings as of December 31, 2020, this would include 3,970,859 non-exchangeable Newmark Holdings LPUs (which, at the December 31, 2020 Newmark Class A common stock price of $7.29 as adjusted by an exchange ratio of 0.9379, had a value of $27,149,919). With respect to Mr. Windeatt, based upon his holdings as of December 31, 2020, this would include 279,673 non-exchangeable Newmark Holdings LPUs (which, at the December 31, 2020 Newmark Class A common stock price of $7.29 as adjusted by an exchange ratio of 0.9379, had a value of $1,912,206). BGC would have borne the expense of the above Newmark Holdings transactions if they had occurred.

(2)
Mr. Lutnick is also entitled to a tax gross-up for excess parachute payments, if any, that would be due in respect of the impact a change in control would have on certain of his outstanding partnership units as stated in footnote (1). The aggregate tax-gross up payment upon a termination of employment in connection with a change of control is $46,109,671 when calculated based upon the equity compensation in footnote (1), base salary, bonus, and welfare benefit continuation as of December 31, 2020. The aggregate tax-gross up payment upon an extension of employment in connection with a change of control is $37,703,003 when calculated based upon the equity compensation in footnote (1), base salary, bonus, and welfare benefit continuation as of December 31, 2020.

Mr. Merkel is also entitled to a tax gross-up for excess parachute payments, if any, that would be due in respect of the impact a change in control would have on certain of his outstanding partnership units as stated in footnote (1). There is no aggregate tax-gross up payment upon either a termination of employment, or upon an extension of employment, in connection with a change of control due when calculated based upon the equity compensation in footnote (1), base salary, bonus, and welfare benefit continuation as of December 31, 2020.

(3)
For 2020, Mr. Windeatt received £500,000 in salary and his bonus was £1,300,000. The $685,000 salary and $1,781,000 bonus reflected in the table were calculated using an exchange rate of 1.37, the exchange rate in effect as of April 8, 2021.

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
Employment Agreements and Deeds of Adherence
In December 2012, Messrs. Lynn and Windeatt, our executive officers who were resident in the U.K., as well as many of our other former employees in the U.K., became members of the U.K. Partnership. Mr. Windeatt continues to serve as an executive officer, though it is intended that the majority of his day-to-day activities will be performed as a member of the U.K. Partnership.
As members of the U.K. Partnership, members render services to us as partners following their execution of Deeds of Adherence to the U.K. Partnership. Members receive Allocated Monthly Advance Drawings, which we refer to as “Drawings,” which are comparable to the salary payments under prior employment agreements, and are eligible for discretionary allocations of the U.K. Partnership’s profits. Any such Drawings or allocations, as well as any equity or partnership grants, are subject to the direction and control of our Compensation Committee and, in the case of allocations and equity or partnership grants, are made under the Incentive Plan, the Equity Plan, or the Participation Plan. Upon termination of their employment contracts, members in the U.K. have their outstanding PSUs redeemed.

In connection with their participation in the U.K. Partnership, U.K. members are issued BGC Holdings LPUs and BGC Holdings PLPUs. The U.K. Partnership is intended to improve the flexibility of our operating model in the U.K. and also to make certain benefits available to us and the relevant individuals from a U.K. employment, tax and regulatory perspective. We intend that BGC Holdings LPUs and BGC Holdings PLPUs, and NPSUs that may be replaced by BGC Holdings LPUs/PLPUs, will be used for the benefit of the U.K. Partnership members in future periods. Our Compensation Committee continues to review the performance and determine the compensation of the U.K. executive officers under its compensation philosophy and processes.
Sean A. Windeatt Agreements
Mr. Windeatt originally had a standard employment agreement with BGC Brokers pursuant to which he was initially paid £200,000 per year. His base salary was raised to £275,000 as of January 1, 2010, £325,000 as of January 1, 2011, £375,000 ($582,750 as of January 1, 2012), £400,000 ($663,000 as of January 1, 2014), £500,000 ($685,000 as of March 1, 2019) and £600,000 ($822,000 as of January 1, 2021). He was also eligible for discretionary and Incentive Plan, Equity Plan and Participation Plan awards.
On December 31, 2012, Mr. Windeatt’s employment with BGC Brokers terminated, and he executed a deed of adherence as a member of the U.K. Partnership. Effective January 22, 2014, Mr. Windeatt executed an amended and restated deed of adherence to the U.K. Partnership, which we refer to as the “Windeatt Deed.” On November 5, 2020, Mr. Windeatt executed a Deed of Amendment (the “2020 Deed of Amendment”) with the U.K. Partnership which amends the Windeatt Deed, dated January 22, 2014, between Mr. Windeatt and the U.K. Partnership and the Deed of Amendment, dated February 24, 2017, between Mr. Windeatt and the U.K. Partnership (together, the “Deed”).
The Deed states that Mr. Windeatt may (i) not compete with the U.K. Partnership or its affiliates or solicit clients or counterparties of the U.K. Partnership or any affiliate for 24 months after his termination, and (ii) not solicit members or employees of the U.K. Partnership or any affiliate to leave their employment of or to discontinue the supply of his or her services to the U.K. Partnership or any affiliate for 24 months after his termination.
Effective February 24, 2017, Mr. Windeatt executed a deed of amendment to the Windeatt Deed (the “Windeatt Amendment”). The Compensation Committee approved the Windeatt Amendment and a related letter agreement, dated February 24, 2017 (the “Windeatt Letter Agreement”), providing for a grant to Mr. Windeatt of 400,000 BGC Holdings NPSUs (the “Windeatt 2017 NPSUs”) and 100,000 BGC Holdings LPSUs, effective as of January 1, 2017.
As described above, on or about each April 1 of 2018 through 2021, pursuant to the Windeatt Letter Agreement, the Partnership shall grant an aggregate award of 100,000 non-exchangeable BGC Holdings LPUs in replacement of 100,000 of the Windeatt 2017 NPSUs, provided that (i) the Company, inclusive of all affiliates thereof, earns, in aggregate, at least $5 million in gross revenues in the calendar quarter in respect of which the applicable award of LPUs is to be granted, and (ii) except in the event of Mr. Windeatt’s death prior to the applicable grant date, Mr. Windeatt remains a member in the U.K. Partnership and has complied at all times with the Windeatt Deed (as amended) and Partnership Agreement, as of the applicable grant date. The LPUs shall be subject to customary adjustments due to membership in the U.K. Partnership upon their exchange or redemption (e.g., 9.75% cancellation/forfeiture upon exchange).
In the event of a change of control of the U.K. Partnership (which will occur if the Company is no longer controlled by Cantor or a person or entity controlled by, controlling or under common control with Cantor), the individual or entity that acquires control would have the option to either extend the term of Mr. Windeatt’s membership in the U.K. Partnership for a period of three years from the date the change of control took effect (if the remaining term of the Windeatt Deed at the time of the change of control is less than three years), or to terminate Mr. Windeatt’s membership. If the membership period is extended, Mr. Windeatt will be entitled to receive an amount equal to his aggregate profit allocation for the most recent full 12-month financial period (£500,000 in salary and any bonus paid) in addition to any other allocation that Mr. Windeatt would have been entitled to under the Deed. In addition, in the event that Mr. Windeatt remains a member in the U.K. Partnership on the second anniversary of the change of control (unless he is not engaged on such date solely as a result of termination by the continuing company under circumstances that constitute a fundamental breach of contract by it) and has not materially breached the Windeatt Deed, Mr. Windeatt will receive an additional payment equal to the payment he received at the time of the change of control. If Mr. Windeatt’s membership is terminated, he is entitled to receive two times his aggregate profit allocation under the Windeatt Deed for the most recent full financial period in full and final settlement of all claims.
In each case, Mr. Windeatt will receive full vesting and immediate exchangeability of all options, RSUs, restricted stock, LPUs, PLPUs and any other BGC Holdings partnership units held by Mr. Windeatt at the time of the change of control (but excluding certain units that were are granted solely for the purpose of participation in BGC Holdings quarterly distributions and will be redeemed for zero and unless otherwise provided in the applicable award agreement and including any such awards or units issued to him in connection with or related to such change in control) into either shares of Company Class A common stock or cash to the extent that any partnership units, such as PLPUs, cannot be exchanged into shares. Mr. Windeatt is also entitled to a continuation of benefits (e.g., health insurance) for two years and a pro rata
discretionary profit allocation for the year of termination.
Also in the event of a change of control of the U.K. Partnership at any time while Mr. Windeatt is providing substantial services to the Company or an affiliate thereof (the date such event takes effect, the “Windeatt Change of Control”), then the Partnership shall grant exchangeable LPUs in replacement of any of the Windeatt 2017 NPSUs then held by Mr. Windeatt, and any such non-exchangeable BGC Holdings LPUs then held by Mr. Windeatt shall become exchangeable for shares of the Company’s Class A common stock as follows: (a) in a lump sum following the third anniversary of the Windeatt Change of Control if Mr. Windeatt continuously provides substantial services (as an employee, member, partner, consultant or otherwise) to the Company, any of the individual(s) or entity(ies) which acquire(s) control of the Company (the “Windeatt Controller”), or any affiliate thereof for the three years after the Windeatt Change of Control, or (b) ratably on or about the first through third anniversaries following the Windeatt Change of Control if the Windeatt Controller permanently terminates Mr. Windeatt’s services in all capacities to the Company, the Windeatt Controller, and all affiliates thereof prior to the third anniversary of the Windeatt Change of Control (provided that, in the event of a termination between the first and third anniversaries of the Windeatt Change of Control, the portion of the payment attributed to the anniversary(ies) that passed prior to such termination shall be delivered in a lump sum following such termination, with the outstanding portion to be delivered in accordance with the remaining anniversary(ies)). These rights are subject to compliance by Mr. Windeatt of certain terms and conditions set forth in the applicable agreements, including not engaging in Competitive Activity (as such term is defined under the Partnership Agreement) at any time prior to the applicable grant of exchangeability. The grant of exchangeability with respect to such LPUs will be determined in accordance with the Company’s practices when determining discretionary bonuses or awards, and any grants of exchangeability shall be subject to the approval of the Compensation Committee.
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
Finally, in connection with and in consideration for Mr. Windeatt’s execution of the 2020 Deed Amendment, on November 5, 2020, the Company granted Mr. Windeatt 458,425 non-exchangeable, non-earning BGCHLP NLPUs and 246,844 non-exchangeable non-earning BGCHLP NPLPUs, which were determined by dividing $2,000,000 by $2.84 (which was the volume-weighted average price per share of BGC Class A common stock for the ten trading-day period covering the nine trading days immediately prior to, and the trading day of, November 5, 2020).
In addition, the Compensation Committee approved a separate consultancy agreement between Mr. Windeatt and the U.K. Partnership dated February 24, 2017, under which Mr. Windeatt will be paid a fee of £8,333.33 per month (£100,000 per year) for his services, commencing upon the termination of his membership in the U.K. Partnership until the earlier of two years following such termination or such time as the U.K. Partnership chooses to terminate the engagement (the “Windeatt Consultancy Agreement”). The Windeatt Consultancy Agreement subjects Mr. Windeatt to substantially the same two-year restrictive covenants as in the Windeatt Deed subsequent to his consultancy termination.
Shaun D. Lynn Agreements
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
Effective as of January 7, 2013, Mr. Lynn executed an amended and restated deed of adherence to the U.K. Partnership, which we refer to as the “Old Lynn Deed.” Under the Old Lynn Deed, Mr. Lynn’s membership in the U.K. Partnership was for a minimum initial period ending March 31, 2014 and was subject to extension for successive periods of one year each on the same terms and conditions unless either the U.K. Partnership or Mr. Lynn provides notice of non-renewal. In March 2013, the Old Lynn Deed was amended to provide for termination on 12-months’ notice.
Pursuant to the Old Lynn Deed (and pursuant to the New Lynn Deed, as defined below), Mr. Lynn is entitled to certain payments in amounts that are comparable to those that he was paid under the Lynn Employment Agreement, including Drawings in the aggregate amount of $1,000,000 per year ($83,333 per month), which shall be reviewed by the Compensation Committee annually. Mr. Lynn is also eligible for additional allocations of the U.K. Partnership’s profits, subject to the approval of the Compensation Committee, comparable to his bonus award opportunities under the Lynn Employment Agreement. Any such additional allocation is subject to the satisfactory achievement by Mr. Lynn of such performance goals as may be established by the Compensation Committee under the Incentive Plan, the Equity Plan, or the Participation Plan, in its discretion from time to time, and the target allocation for each annual financial period is 300% of his aggregate Drawings for such period. To the extent that Mr. Lynn is eligible to receive a U.K. Partnership allocation, the first $1,000,000 of such allocation shall be paid in cash, with the remainder, if any, to be paid in cash or a contingent non-cash grant, as determined by the Compensation Committee, which could be in the form of LPUs, PLPUs or other BGC Holdings partnership units or award types with a value to be determined by reference to the closing price of the Company’s Class A common stock on the date of grant. For 2016, Mr. Lynn waived the provision requiring that the first $1,000,000 of such allocation be paid in cash.
Effective December 14, 2016, Mr. Lynn executed a new amended and restated deed of adherence to the U.K. Partnership (the “New Lynn Deed”). The Compensation Committee approved the New Lynn Deed and a related letter agreement, dated December 14, 2016 (the “Lynn Letter Agreement”), providing for a grant to Mr. Lynn of 1,000,000 BGC Holdings NPSUs (the “Lynn 2016 NPSUs”) and 3,500,000 BGC Holdings LPUs effective as of October 1, 2016 as described above.
The New Lynn Deed provides for substantially similar terms to the Old Lynn Deed, except that (i) the 52-week rolling notice period has been replaced with a fixed-term contract expiring March 31, 2023, with a 24-month advance rolling notice period; (ii) the term of the restrictive covenants in the Old Lynn Deed has been extended from 18 months to two years; (iii) the profit allocation payable to Mr. Lynn in the event of a termination due to illness or injury will be based on a pro rata portion of the profit allocation for the prior year; and (iv) the profit allocation payable in the event of the death of Mr. Lynn will be payable to his estate all in cash, with the Compensation Committee taking into consideration the portion of the year served and the profit allocation which might have paid to Mr. Lynn in the event that he had survived.
On August 14, 2020, Mr. Lynn executed a new Deed of Amendment which amended the New Lynn Deed (the “Amended Deed”). The Amended Deed amends the New Lynn Deed by, among other things, (i) stating that effective as of October 1, 2020, Mr. Lynn shall no longer be responsible for the day-to-day operations of the brokerage business of BGC; (ii) reducing the target allocation of profit for each financial period during the term of the Deed, effective October 1, 2020, from 300% to 100% of annualized allocation monthly advanced drawings (pro rata with respect to 2020); and (iii) adjusting the portion paid in cash and non-cash grants effective on the same date.
In the event of a change in control of the U.K. Partnership (which will occur if BGC Partners, Inc. is no longer controlled by Cantor or a person or entity controlled by, controlling or under common control with Cantor), the individual or entity that acquires control would have the option to either extend the term of Mr. Lynn’s membership in the U.K. Partnership for a period of three years from the date the change in control took effect (if the remaining term of the New Lynn Deed at the time of the change in control is less than three years), or to terminate Mr. Lynn’s membership. If the membership period is extended, Mr. Lynn will be entitled to receive an amount equal to his aggregate Profit Allocation under the New Lynn Deed for the most recent full Financial Period (the “Aggregate Profit Allocation Account”), in addition to any other profit allocation that he may be entitled to receive under the New Lynn Deed. In addition, in the event that Mr. Lynn remains a member in the U.K. Partnership on the second anniversary of the change in control (unless he is not engaged on such date solely as a result of termination by the continuing company under circumstances that constitute a fundamental breach of contract by it) and has not materially breached the New Lynn Deed, Mr. Lynn will receive an additional payment of the Aggregate Profit Allocation Account. If Mr. Lynn’s membership is terminated, he is entitled to receive two times his Aggregate Profit Allocation Amount under the New Lynn Deed for the most recent full financial period in full and final settlement of all claims. In each case, if applicable, he will receive full vesting and immediate exchangeability of all options, RSUs, restricted stock, LPUs, PLPUs and any other BGC Holdings partnership units (unless otherwise provided in the applicable award agreement and including any such awards or units issued to him in connection with or related to such change in control). He is also entitled to welfare benefit continuation for two years and a pro rata discretionary profits allocation for the year of termination. The New Lynn Deed also contains provisions with respect to suspension, consequences of removal, payments in the event of illness or disability and various restrictive covenants.

Also in the event of a change of control of the U.K. Partnership at any time while Mr. Lynn is providing substantial services to the Company or an affiliate thereof (the “Change of Control”), the Partnership shall grant exchangeable LPUs in replacement of any of the above Lynn 2016 NPSUs then held by Mr. Lynn, and any of such non-exchangeable BGC Holdings LPUs then held by Mr. Lynn shall become exchangeable for shares of the Company’s Class A common stock as follows: (a) in a lump sum following (i) the third anniversary of the Change of Control if Mr. Lynn continuously provides substantial services (as an employee, member, partner, consultant, or otherwise) to the Company, any of the individual(s) or entity(ies) which acquire(s) control of the Company (the “Controller”), or any affiliate thereof for the three years after the Change of Control, or (ii) the date the Controller permanently terminates Mr. Lynn’s services in all capacities to the Company, the Controller, and all affiliates thereof prior to the third anniversary of the Change of Control if the circumstances amount to a fundamental breach of contract by the Controller as determined by a court of competent jurisdiction, or (b) ratably on or about the first through third anniversaries following the Change of Control if the Controller permanently terminates Mr. Lynn’s services in all capacities to the Company, the Controller, and all affiliates thereof prior to the third anniversary of the Change of Control unless (a)(ii) above applies. These rights are subject to compliance by Mr. Lynn with certain terms and conditions set forth in the applicable agreements, including not engaging in Competitive Activity (as such term is defined under the Partnership Agreement) at any time prior to the applicable grant of exchangeability. The grant of exchangeability with respect to such LPUs will be determined in accordance with the Company’s practices when determining discretionary bonuses or awards, and any grants of exchangeability shall be subject to the approval of the Compensation Committee.
In addition, the Compensation Committee approved a separate consultancy agreement between Mr. Lynn and the U.K. Partnership, dated December 14, 2016, under which Mr. Lynn will be paid a fee of $20,833.33 per month ($250,000 per year) for his services, commencing upon the termination of his membership in the U.K. Partnership until the earlier of five years following such termination or such time as the U.K. Partnership chooses to terminate the engagement (the “Lynn Consultancy Agreement”). The Lynn Consultancy Agreement subjects Mr. Lynn to substantially the same two-year restrictive covenants as in the New Lynn Deed subsequent to his consultancy termination.
2020 CEO Pay Ratio
The following information contains the relationship of the median annual total compensation of employees and independent contractors and brokers of BGC and its subsidiaries to the annual total compensation of Mr. Lutnick, the Chief Executive Officer and Chairman of the Board of Directors.
For 2020, we used the same median employee we used in 2018 as permitted by the SEC. Our median employee was a Web Developer in the United States. There has been no change in organizational structure, employee demographics or any employee compensation arrangements that would significantly affect our ability to use the previously identified median employee for this disclosure.
The pay ratio for the annual total compensation of the median employee to the CEO was calculated for the 2020 fiscal year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K and the pay ratio was determined as follows:

•	the annual total compensation of the median employee of all employees of the Company (other than the CEO) was $114,075;

•	the annual total compensation of the CEO, as reported in the Summary Compensation Table, was $12,000,000; and

•	the ratio of the annual total compensation of the CEO to the median employee of all employees of the Company was approximately 105 to 1.

Compensation of Directors
Directors who are also our employees do not receive additional compensation for serving as director. The compensation schedule for our non-employee directors was as follows: the annual cash retainer is $100,000, the annual stipend for the chair of our Compensation Committee is $15,000, the annual stipend for the chair of our Audit Committee is $25,000 and the annual stipend for the chair of our ESG Committee is $15,000. We also pay $2,000 for each meeting of our Board of Directors and $1,000 for each meeting of a committee of our Board actually attended, whether in person or by telephone. Under our policy, none of our non-employee directors is paid more than $3,000 in the aggregate for attendance at meetings held on the same date. Non-employee directors may also receive additional per diem fees for services as a director at the rate of $1,000 per day, with a limit of $5,000 per matter, for additional time spent on Board or Committee matters as directed from time to time by the Board, including interviewing candidates and participating in the Company’s diversity recruiting program initiatives. Non-employee directors also are reimbursed for all out-of-pocket expenses incurred in attending meetings of our Board or committees of our Board on which they serve.
In addition to the cash compensation described above, under our current policy, upon the appointment or initial election of a non-employee director, we grant to such non-employee director RSUs equal to the value of shares of our Class A common stock that could be purchased for $70,000 at the closing price of our Class A common stock on the trading date of the appointment or initial election of the non-employee director (rounded down to the next whole share). These RSUs vest equally on each of the first two anniversaries of the grant date, provided that the non-employee director is a member of our Board of Directors at the opening of business on such dates.
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
The table below summarizes the compensation paid to our non-employee directors for the year ended December 31, 2020:

(a) Name (1)	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($)(2)	(d) Option Awards ($)(3)	(e) Non- Equity Incentive Plan Compensation ($)	(f) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(g) All Other Compensation ($)	(h) Total
Stephen T. Curwood,
Director	186,000	50,000	—	—	—	—	236,000
William J. Moran,
Director	201,000	50,000	—	—	—	—	251,000
Linda A. Bell,
Director	171,000	50,000	—	—	—	—	221,000
David P. Richards,
Director	162,000	50,000	—	—	—	—	212,000

(1)
Howard W. Lutnick, our Chairman of the Board and Chief Executive Officer, is not included in this table as he is an employee of our Company and thus received no compensation for his services as director. The compensation received by Mr. Lutnick as an employee of our Company is shown in the Summary Compensation Table. Table includes compensation paid with respect to 2020, including payments for 2020 that were made in January 2021.

(2)
Reflects the grant date fair value of RSUs granted on June 11, 2020 to each of Messrs. Curwood, Moran and Richards and Dr. Bell. More information with respect to the calculation of these amounts is included in the footnotes to our consolidated financial statements included in Item 8 of our latest Annual Report on Form 10-K. In 2020, each of Messrs. Curwood, Moran and Richards and Dr. Bell was granted 17,422 RSUs. As of December 31, 2020, Messrs. Curwood, Moran and Richards and Dr. Bell each had 22,295 RSUs outstanding.

(3)	No options were granted to non-employee directors in 2020. As of December 31, 2020, none of the non-employee directors had any options outstanding.
Compensation Committee Interlocks and Insider Participation
During 2020, the Compensation Committee of our Board of Directors consisted of Dr. Bell and Messrs. Curwood and Moran. All of the members who served on our Compensation Committee during 2020 were independent directors. No member of the Compensation Committee had any relationship with the Company during 2020 pursuant to which disclosure would be required under applicable SEC rules. With the exception of Mr. Lutnick, our Chief Executive Officer and Chairman of the Board of Directors, during 2020, none of our executive officers served as a member of the board of directors or the compensation committee, or similar body, of a corporation where any of its executive officers served on our Compensation Committee or on our Board of Directors. Mr. Lutnick serves on the board of directors of Newmark.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information, as of March 31, 2021 with respect to the beneficial ownership of our Common Equity by: (i) each stockholder, or group of affiliated stockholders, that we know owns more than 5% of any class of our outstanding capital stock, (ii) each of the named executive officers, (iii) each director and (iv) the executive officers and directors as a group. Unless otherwise indicated in the footnotes, the principal address of each of the stockholders, executive officers and directors identified below is located at 499 Park Avenue, New York, NY 10022. Shares of our Class B common stock are convertible into shares of our Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, a holder of Class B common stock is deemed to be the beneficial owner of an equal number of shares of our Class A common stock for purposes of this table.
As of March 31, 2021, Cantor is obligated to distribute an aggregate of 15,756,625 shares of our Class A common stock consisting of (i) 13,999,105 shares to certain partners of Cantor to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on April 1, 2008 (the “April 2008 distribution rights shares”), and (ii) 1,757,520 shares to certain partners of Cantor to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions (the “February 2012 distribution rights shares” and, together with the April 2008 distribution rights shares, the “distribution rights shares”), all of which can be distributed within 60 days of March 31, 2021. Certain partners elected to receive their shares and others elected to defer receipt of their shares until a future date. As a result, certain of these distribution rights shares are included both in the number of shares beneficially owned directly by Cantor, and indirectly by CF Group Management, Inc. (“CFGM”) and Mr. Lutnick as a result of their control of Cantor, and in the number of shares beneficially owned directly by CFGM, Mr. Lutnick and the other recipients of distribution rights shares, resulting in substantial duplications in the number of shares set forth in the table below. Once Cantor delivers these 15,756,625 distribution rights shares, these shares will no longer be reflected as beneficially owned directly by Cantor and indirectly by CFGM and Mr. Lutnick as a result of their control of Cantor. Instead, beneficial ownership of the shares will only be reported by CFGM and Mr. Lutnick as a result of their direct holdings of the shares, and Mr. Lutnick’s indirect holdings as a result of his control of KBCR Management Partners, LLC (“KBCR”) and LFA LLC (“LFA”), and by the other recipients of the distribution rights shares.

	Class B Common Stock				Class A Common Stock
Name	Shares		%		Shares		%
5% Beneficial Owners(1):
Cantor Fitzgerald, L.P.(2)	68,736,148	(3)	98.9	(4)	100,253,752	(5)	23.0	(6)
CF Group Management, Inc.	69,497,800	(7)	100.0	(4)	103,226,276	(8)	23.6	(9)
The Vanguard Group	—		—		27,930,845		8.4
BlackRock, Inc.	—		—		22,000,823		6.6
Executive Officers and Directors(1):
Executive Officers
Howard W. Lutnick	69,497,800	(10)	100.0	(4)	127,375,153	(11)	28.2	(12)
Stephen M. Merkel	—		—		42,268	(13)	*
Steven Bisgay	—		—		1,503	(14)	*
Sean A. Windeatt	—		—		—		*
Directors
Stephen T. Curwood	—		—		34,705	(15)	*
William J. Moran	—		—		68,719	(16)	*
Linda A. Bell	—		—		10,971	(17)	*
David P. Richards	—		—		15,929	(18)	*
All executive officers and directors as a group (8 persons)	69,497,800		100.0		127,549,248		28.2	(19)

*	Less than 1% and percentages are based on 334,364,449 shares of our Class A common stock outstanding as of March 31, 2021.
(1)
Based upon information supplied by directors, executive officers and 5% beneficial owners in filings under Sections 13(d) and 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

(2)
Cantor has pledged to a financial institution, pursuant to a Put and Pledge Agreement, dated as of July 21, 2017, 10,000,000 shares of our Class A common stock in connection with a loan program established for certain employees and partners of Cantor and its affiliates. On November 23, 2018, those Class A shares were converted into 10,000,000 shares of our Class B common stock and remain pledged in connection with the partner loan program.

(3)
Consists of (i) 45,122,728 shares of our Class B common stock held directly and (ii) 23,613,420 shares of our Class B common stock acquirable upon exchange of 23,613,420 BGC Holdings exchangeable limited partnership interests. These exchangeable limited partnership interests held by Cantor are exchangeable with us at any time for shares of our Class B common stock (or, at Cantor’s option, or if there are no additional authorized but unissued shares of our Class B common stock, our Class A common stock) on a one-for-one basis (subject to customary anti-dilution adjustments).

(4)
Percentage based on (i) 45,884,380 shares of our Class B common stock outstanding as of March 31, 2021, and (ii) 23,613,420 shares of our Class B common stock acquirable upon exchange of 23,613,420 BGC Holdings exchangeable limited partnership interests held by Cantor.

(5)
Consists of (i) 45,122,728 shares of our Class A common stock acquirable upon conversion of 45,122,728 shares of our Class B common stock, and (ii) 55,131,024 shares of our Class A common stock acquirable upon exchange of 55,131,024 BGC Holdings exchangeable limited partnership interests. These amounts include an aggregate of 15,756,625 distribution rights shares consisting of (A) 13,999,105 April 2008 distribution rights shares and (B) 1,757,520 February 2012 distribution rights shares, which may generally be issued to certain Cantor partners upon request, or are scheduled to be distributed within 60 days of March 31, 2021.

(6)
Percentage based on (i) 334,364,449 shares of our Class A common stock outstanding as of March 31, 2021, (ii) 45,884,380 shares of our Class A common stock acquirable upon conversion of 45,884,380 shares of our Class B common stock, and (iii) 55,131,024 shares of our Class A common stock acquirable upon exchange of 55,131,024 BGC Holdings exchangeable limited partnership interests.

(7)
Consists of (i) 761,652 shares of our Class B common stock held by CFGM, (ii) 45,122,728 shares of our Class B common stock held by Cantor, and (iii) 23,613,420 shares of our Class B common stock acquirable upon exchange by Cantor of 23,613,420 BGC Holdings exchangeable limited partnership interests. CFGM is the managing general partner of Cantor.

(8)
Consists of (i) 761,652 shares of our Class A common stock acquirable upon conversion of 761,652 shares of our Class B common stock held by CFGM, (ii) 2,050,197 April 2008 distribution rights shares held by CFGM, receipt of which has been deferred, (iii) 160,675 February 2012 distribution rights shares, receipt of which has been deferred, (iv) 45,122,728 shares of our Class A common stock acquirable upon conversion of 45,122,728 shares of our Class B common stock held by Cantor, and (v) 55,131,024 shares of our Class A common stock acquirable upon exchange of 55,131,024 BGC Holdings exchangeable limited partnership interests. These amounts include an aggregate of 15,756,625 distribution rights shares consisting of (A) 13,999,105 April 2008 distribution rights shares and (B) 1,757,520 February 2012 distribution rights shares, which may generally be issued to such partners upon request, or are scheduled to be distributed within 60 days of March 31, 2021.

(9)
Percentage based on (i) 334,364,449 shares of our Class A common stock outstanding as of March 31, 2021, (ii) 45,884,380 shares of our Class A common stock acquirable upon conversion of 45,884,380 shares of our Class B common stock, (iii) 55,131,024 shares of our Class A common stock acquirable upon exchange of 55,131,024 BGC Holdings exchangeable limited partnership interests, (iv) 2,050,197 April 2008 distribution rights shares held by CFGM, receipt of which has been deferred, and (v) 160,675 February 2012 distribution rights shares held by CFGM, receipt of which has been deferred.

(10)
Consists of (i) 761,652 shares of our Class B common stock held by CFGM, (ii) 45,122,728 shares of our Class B common stock held by Cantor, and (iii) 23,613,420 shares of our Class B common stock acquirable upon exchange by Cantor of 23,613,420 BGC Holdings exchangeable limited partnership interests. Mr. Lutnick is the Chairman and Chief Executive Officer of CFGM and also the trustee of an entity that is the sole shareholder of CFGM. CFGM is the managing general partner of Cantor.

(11)	Mr. Lutnick’s holdings consist of:

(i)	5,033,338 shares of our Class A common stock held directly;

(ii)	590,940 of our Class A common stock held in Mr. Lutnick’s 401(k) account (as of March 31, 2021);

(iii)
3,741,303 shares of our Class A common stock held in various trust, retirement and custodial accounts consisting of (A) 1,095,925 shares held in Mr. Lutnick’s personal asset trust, of which he is the sole trustee, (B) 1,000,000 shares held in Mr. Lutnick’s GRAT I account, of which he is the sole trustee, (C) 768,133 shares held by a trust for the benefit of descendants of Mr. Lutnick and his immediate family (the “Trust”), of which Mr. Lutnick’s wife is one of two trustees and Mr. Lutnick has limited powers to remove and replace such trustees, (D) 283,392 shares held in a Keogh retirement account for Mr. Lutnick, (E) 539,154 shares held by trust accounts for the benefit of Mr. Lutnick and members of his immediate family, (F) 33,770 shares held in other retirement accounts, (G) 19,922 shares held in custodial accounts for the benefit of certain members of Mr. Lutnick’s family under the Uniform Gifts to Minors Act, and (H) 1.007 shares of Class A common stock held in other retirement accounts for the benefit of Mr. Lutnick’s spouse;

(iv)	761,652 shares of our Class A common stock acquirable upon conversion of 761,652 shares of our Class B common stock held by CFGM;

(v)	45,122,728 shares of our Class A common stock acquirable upon conversion of 45,122,728 shares of our Class B common stock held by Cantor;

(vi)	55,131,024 shares of our Class A common stock acquirable upon exchange of 55,131,024 BGC Holdings exchangeable limited partnership interests held by Cantor;

(vii)	7,742,325 April 2008 distribution rights shares acquirable by Mr. Lutnick, receipt of which has been deferred;

(viii)	1,231,396 February 2012 distribution rights shares acquirable by Mr. Lutnick, receipt of which has been deferred;

(ix)	2,050,197 April 2008 distribution rights shares acquirable by CFGM, receipt of which has been deferred;

(x)	160,675 February 2012 distribution rights shares acquirable by CFGM, receipt of which has been deferred;

(xi)	1,610,182 April 2008 distribution rights shares acquirable by the Trust, receipt of which has been deferred;

(xii)
2,048,000 April 2008 distribution rights shares acquirable by KBCR, by virtue of Mr. Lutnick being the managing member of KBCR, which is a non-managing General Partner of Cantor, receipt of which has been deferred;

(xiii)	287,967 February 2012 distribution rights shares acquirable by KBCR, receipt of which has been deferred;

(xiv)	161,842 April 2008 distribution rights shares acquirable by LFA, receipt of which has been deferred;

(xv)	16,193 February 2012 distribution rights shares acquirable by LFA, receipt of which has been deferred;

(xvi)	600,938 shares of our Class A common stock owned of record by KBCR;

(xvii)	43,693 shares of our Class A common stock owned of record by LFA; and

(xviii)	1,040,760 shares of Class A common stock acquirable upon exchange of 1,040,760 BGC Holdings exchangeable limited partnership units.
Mr. Lutnick is the Chairman and Chief Executive Officer of CFGM and also the trustee of an entity that is the sole shareholder of CFGM. CFGM is the managing general partner of Cantor. These amounts include an aggregate of 15,756,625 distribution rights shares consisting of (A) 13,999,105 April 2008 distribution rights shares and (B) 1,757,520 February 2012 distribution rights shares, which may generally be issued to such partners upon request.

(12)
Percentage based on (i) 334,364,449 shares of BGC Partners Class A common stock outstanding as of March 31, 2021, (ii) 45,884,380 shares of BGC Partners Class B common stock outstanding, (iii) 55,131,024 shares of BGC Partners Class A common stock acquirable upon exchange of 55,131,024 BGC Holdings exchangeable limited partnership interests held by Cantor, (iv) 7,742,325 April 2008 distribution rights shares acquirable by Mr. Lutnick, receipt of which has been deferred; (v) 1,231,396 February 2012 distribution rights shares acquirable by Mr. Lutnick, receipt of which has been deferred; (vi) 2,050,197 April 2008 distribution rights shares acquirable by CFGM, receipt of which has been deferred, (vii) 160,675 February 2012 distribution rights shares acquirable by CFGM, receipt of which has been deferred, (viii) 1,610,182 shares of BGC Partners Class A common stock receivable by pursuant to April 2008 distribution rights shares held by a trust for the benefit of Mr. Lutnick’ s family, receipt of which has been deferred, (ix) 2,048,000 shares of BGC Partners Class A common stock receivable pursuant to April 2008 distribution rights shares held by KBCR, receipt of which has been deferred, (x) 287,967 February 2012 distribution rights shares acquirable by KBCR, receipt of which has been deferred, (xi) 161,842 April 2008 distribution rights shares acquirable by LFA, receipt of which has been deferred, (xii) 16,193 February 2012 distribution rights shares acquirable by LFA, receipt of which has been deferred, and (xiii) 1,040,760 shares of BGC Partners Class A common stock acquirable upon exchange of 1,040,760 BGC Holdings exchangeable limited partnership units held directly by Mr. Lutnick.

(13)
Mr. Merkel’s holdings consist of (i) 36,010 shares of our Class A common stock held in Mr. Merkel’s 401(k) account (as of March 31, 2021) and (ii) 6,258 shares of Class A common stock held in trusts for the benefit of Mr. Merkel’s immediate family, of which Mr. Merkel’s spouse is the sole trustee.

(14)	Mr. Bisgay’s holdings consist of 1,503 shares of our Class A common stock held directly.
(15)	Mr. Curwood’s holdings consist of 34,905 shares of our Class A common stock held directly.
(16)	Mr. Moran’s holdings consist of 68,719 shares of our Class A common stock held directly.
(17)	Ms. Bell’s holdings consist of 10,971 shares of our Class A common stock held directly.
(18)	Mr. Richards’ holdings consist of 15,929 shares of our Class A common stock held directly.
(19)
Percentage based on (i) 334,364,449 shares of our Class A common stock outstanding, (ii) 45,884,380 shares of our Class A common stock acquirable upon conversion of 45,884,380 shares of our Class B common stock outstanding, (iii) 55,131,024 shares of our Class A common stock acquirable upon exchange of 55,131,024 BGC Holdings exchangeable limited partnership interests held by Cantor, (iv) 1,040,760 shares of Class A common stock acquirable upon exchange of 1,040,760 BGC Holdings exchangeable limited partnership units held by Mr. Lutnick, and (v) 15,756,625 distribution rights shares, receipt of which has been deferred.

Equity Compensation Plan Information as of December 31, 2020

	Number of securities to be issued upon exercise of outstanding restricted stock units, options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Plan (approved by security holders)	33,606,927	$3.93	118,508,180
Equity compensation plans not approved by security holders
Total	33,606,927	$3.93	118,508,180

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Review, Approval and Ratification of Transactions with Related Persons
The general policy of our Company and our Audit Committee is that all material transactions with a related party, including transactions with Cantor or Newmark, the relationship between us and Cantor or Newmark and agreements with related parties, as well as all material transactions in which there is an actual, or in some cases, perceived, conflict of interest, including repurchases of Class A common stock or purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor or our executive officers (see “—Repurchases and Purchases”), are subject to prior review and approval by our Audit Committee, which will determine whether such transactions or proposals are fair and reasonable to our stockholders. In general, potential related party transactions are identified by our management and discussed with the Audit Committee at Audit Committee meetings. Detailed proposals, including, where applicable, financial and legal analyses, alternatives and management recommendations, are provided to the Audit Committee with respect to each issue under consideration and decisions are made by the Audit Committee with respect to the foregoing related-party transactions after opportunity for discussion and review of materials. When applicable, the Audit Committee requests further information and, from time to time, requests guidance or confirmation from internal or external counsel or auditors. Our policies and procedures regarding related party transactions are set forth in our Audit Committee Charter and Code of Business Conduct and Ethics, both of which are publicly available on our website at
www.bgcpartners.com/esg/governance/
under the headings “Independent Audit Committee” and “Code of Business Conduct & Ethics,” respectively. Related party transactions with Newmark are also reviewed by the Newmark board and its audit committee under their own policies.
Possible Corporate Reorganization
The Company continues to explore a possible conversion into a simpler corporate structure, weighing any significant change in taxation policy. In particular, the Company is awaiting insight into future U.S. Federal tax policies, which remain uncertain. Should the Company decide to move forward with a corporate conversion, it will continue to work with regulators, lenders, and rating agencies, and BGC’s board and committees will review potential transaction arrangements.
The 2008 Merger and the Merger Agreement
The Merger
BGC Partners, Inc. was created as a result of the April 1, 2008 merger with eSpeed and the issuance of stock and limited partnership units in that transaction and the entry into a separation agreement setting forth the rights, obligations and liabilities of the parties related to the transferred businesses (the “BGC separation agreement”).
License
We entered into a license agreement with Cantor on April 1, 2008 with respect to a non-exclusive, perpetual, irrevocable, worldwide, non-transferable and royalty-free license to all software, technology and intellectual property in connection with the operation of Cantor’s business.
The license is not transferable except to any purchaser of all or substantially all of the business or assets of Cantor or its subsidiaries or to any purchaser of a business, division or subsidiary of Cantor or its subsidiaries pursuant to a bona fide acquisition of a line of business of Cantor or its subsidiaries (provided that (a) such purchaser agrees not to use the software, technology and intellectual property provided under the license to create a fully electronic brokerage system that competes with eSpeed’s fully electronic systems for U.S. Treasuries and foreign exchange, (b) we are a third-party beneficiary of the transferee’s agreement in clause (a) above and (c) Cantor enforces its rights against the purchaser to the extent that it breaches its obligations under clause (a) above). Cantor has granted to us a non-exclusive, perpetual, irrevocable, worldwide, non-transferable and royalty-

free license to all intellectual property used in connection with our business operations. The license is not transferable except to a purchaser of all or substantially all of our business or assets or business, division or subsidiaries pursuant to a bona fide acquisition of our line of business. Cantor also agreed that it will not use or grant any aspect of the license to create a fully electronic brokerage system that competes with our fully electronic systems for U.S. Treasuries and foreign exchange.
Corporate Governance Matters
Until six months after Cantor ceases to hold 5% of our voting power, transactions or arrangements between us and Cantor will be subject to prior approval by a majority of the members of our Board of Directors who have been found to qualify as “independent” in accordance with the published listing requirements of Nasdaq. See “—Potential Conflicts of Interest and Competition Among Cantor, BGC and Newmark.”
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
Continuing Interests in Cantor
The founding partners and other limited partners of Cantor, including Messrs. Lutnick, Lynn, Merkel and Windeatt, received distribution rights in connection with the separation of the BGC businesses from Cantor prior to the merger (the “BGC separation”). The distribution rights of founding partners, including Messrs. Lynn and Windeatt, entitled the holder to receive a fixed number of shares of BGC Partners Class A common stock, with one-third of such shares distributable on each of the first, second and third anniversaries of the merger. The distribution rights of the retained partners in Cantor who did not become founding partners, including Messrs. Lutnick and Merkel, generally entitled the holder to receive a distribution of a fixed number of shares of BGC Partners common stock over a two or three year period following the merger, depending on the holding period of units in respect of which the distribution rights were received.
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
As of April 1, 2021, the aggregate number of remaining April 2008 distribution rights shares and February 2012 distribution rights shares that Cantor is obligated to distribute to retained and founding partners is 13,999,105 shares and 1,757,520 shares, respectively, of our Class A common stock.
Commissions; Market Data; Clearing
Pursuant to the BGC separation agreement, Cantor has a right, subject to certain conditions, to be our customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. This right will terminate upon the earlier of a change of control of Cantor and the last day of the calendar quarter during which Cantor represents one of our 15 largest customers in terms of transaction volume. In addition, Cantor has an unlimited right to internally use our market data without any cost but Cantor does not have the right to furnish such data to any third party. Any future related-party transactions or arrangements between us and Cantor are subject to the prior approval by our Audit Committee. During the year ended December 31, 2020, we recorded revenues from Cantor entities of $0.1 million related to commissions paid to us by Cantor.
During the three-year period following the closing of the BGC separation, Cantor provided us with services that we determined were reasonably necessary in connection with the clearance, settlement and fulfillment of futures transactions by us. We received from Cantor all of the economic benefits and burdens associated with Cantor’s performance of such services. Although this arrangement with Cantor is continuing, we are using our commercially reasonable efforts to reduce and eliminate our need for such services from Cantor.
Reinvestments in the OpCos; Co-Investment Rights; Distributions to Holders of Our Common Stock
We are a holding company, and our businesses are operated through two operating partnerships, which we refer to as the “OpCos”: BGC U.S. OpCo, which holds our U.S. businesses, and BGC Global OpCo, which holds our non-U.S. businesses. In order to maintain our economic interest in the OpCos, any net proceeds received by us from any subsequent issuances of our common stock other than upon exchange of BGC Holdings exchangeable limited partnership interests will be indirectly contributed to BGC U.S. OpCo and BGC Global OpCo in exchange for BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests consisting of a number of BGC U.S. OpCo units and BGC Global OpCo units that will equal the number of shares of our common stock issued.
In addition, we may elect to purchase from the OpCos an equal number of BGC U.S. OpCo units and BGC Global OpCo units through cash or non-cash consideration. In the future, from time to time, we also may use cash on hand and funds received from distributions from BGC U.S. OpCo and BGC Global OpCo to purchase shares of common stock or BGC Holdings exchangeable limited partnership interests.
In the event that we acquire any additional BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests from BGC U.S. OpCo or BGC Global OpCo, Cantor would have the right to cause BGC Holdings to acquire additional BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests from BGC U.S. OpCo and BGC Global OpCo, respectively, up to the number of BGC U.S. OpCo units and BGC Global OpCo units that would preserve Cantor’s relative indirect economic percentage interest in BGC U.S. OpCo and BGC Global OpCo compared to our interests immediately prior to the acquisition of such additional partnership units by us, and Cantor would acquire an equivalent number of additional BGC Holdings limited partnership interests to reflect such relative indirect interest. The purchase price per BGC U.S. OpCo unit and BGC Global OpCo unit for any such BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests issued indirectly to Cantor pursuant to its co-investment rights will be equal to the price paid by us per BGC U.S. OpCo unit and BGC Global OpCo unit. Any such BGC Holdings limited partnership interests issued to Cantor will be designated as exchangeable limited partnership interests.
Cantor will have 10 days after the related issuance of BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests to elect such reinvestment and will have to close such election no later than 120 days following such election.
In addition, the Participation Plan provides for issuances, in the discretion of our Compensation Committee or its designee, of BGC Holdings limited partnership interests to current or prospective working partners and executive officers of BGC Partners. Any net proceeds received by BGC Holdings for such issuances generally will be contributed to BGC U.S. OpCo and BGC Global OpCo in exchange for BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests consisting of a number of BGC U.S. OpCo units and BGC Global OpCo units equal to the number of BGC Holdings limited partnership interests being issued so that the cost of such compensation award, if any, is borne pro rata by all holders of the BGC U.S. OpCo units and BGC Global OpCo units, including by us. Any BGC Holdings limited partnership interests acquired by the working partners, including any such interests acquired at preferential or historical prices that are less than the prevailing fair market value of our Class A common stock, will be designated as BGC Holdings working partner interests and will generally receive distributions from BGC U.S. OpCo and BGC Global OpCo on an equal basis with all other limited partnership interests.
To the extent that any BGC U.S. OpCo units and BGC Global OpCo units are issued pursuant to the reinvestment and co-investment rights described above, an equal number of BGC U.S. OpCo units and BGC Global OpCo units will be issued. It is the non-binding intention of us, BGC U.S. OpCo, BGC Global OpCo and BGC Holdings that the aggregate number of BGC U.S. OpCo units held by the BGC Holdings group at a given time divided by the aggregate number of BGC Holdings units issued and outstanding at such time is at all times equal to one, which ratio is referred to herein as the “BGC Holdings ratio,” and that the aggregate number of BGC U.S. OpCo units held by the BGC Partners group at a given time divided by the aggregate number of shares of our common stock issued and outstanding as of such time is at all times equal to one, which ratio is referred to herein as the “BGC Partners ratio.” In furtherance of such non-binding intention, in the event of any issuance of BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests to us pursuant to voluntary reinvestment, immediately following such an issuance, we will generally declare a pro rata stock dividend to our stockholders, and in the event of any issuance of BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests to BGC Holdings pursuant to its co-investment rights, BGC Holdings will generally issue a pro rata unit distribution to its partners.
BGC Administrative Services Agreements and Tower Bridge
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

In March 2011, the Audit Committee authorized us to receive an allocation of the differential between our and Cantor’s average increase in total compensation year over year to employees shared with Cantor under each administrative services agreement without a corresponding increase in allocation to Cantor for 2010. For 2011, the Committee also authorized that the differential in average increase in total compensation for that year to shared employees be allocated to us only. In each case, such total compensation shall be allocated or credited to us only in respect of the period for which the awards were made (regardless of the ultimate charges associated with such awards) and shall be calculated at the date of grant and equal the total cash paid by us to each employee plus the number of partnership or equity units issued to such employee multiplied by the price of a share of our Class A common stock on the date of grant plus the gross amount of any cash advance distribution loan made to such employee.
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
Throughout Europe and Asia, we provide Cantor with administrative services, technology services and other support for which we charge Cantor based on the cost of providing such services plus a mark-up, generally 7.5%. In the U.K., we provide these services to Cantor through Tower Bridge International Services L.P. (“Tower Bridge”). We own 52% of Tower Bridge and consolidate it, and Cantor owns 48%. Cantor’s interest in Tower Bridge is reflected as a component of “Noncontrolling interest in subsidiaries” in our consolidated statements of financial condition, and the portion of Tower Bridge’s income attributable to Cantor is included as part of “Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries” in our consolidated statements of operations. The right to share in profits and losses and receive distributions from Tower Bridge is divided between us (on behalf of our nominated entities) and Cantor (on behalf of its nominated entities) based on these ownership interests.
On January 9, 2012, Tower Bridge entered into six new administrative services agreements, which we refer to as the “New ASAs,” effective December 31, 2011, under which Tower Bridge provides specified administrative services to each of our six U.K. affiliates: BGC Brokers L.P., Cantor Fitzgerald Europe, BGC International, eSpeed International Limited, eSpeed Support Services Limited and Cantor Index Limited, which we refer to as the “U.K. Entities.” In the event of any conflict between the administrative services agreements and the New ASAs, the New ASAs will govern. The New ASAs terminated the then-existing administrative service agreements in relation to the U.K. Entities only. The New ASAs are compliant with relevant regulatory requirements in the U.K. and comply with the FSA rules relating to outsourcing of material functions under Section 8 of the Senior Management Arrangements, Systems and Controls. The New ASAs do not materially change the services obligations between the parties and the existing commercial relationships have been broadly retained. The New ASAs provide for various provisions, including additional service levels, a longer termination period, step-in rights for the U.K. Entities, continuation rights on insolvency, audit rights for the U.K. Entities and their regulators, and provision of business continuity in the event of an outage or incident.

Each New ASA commenced on December 31, 2011 and will remain in force until terminated in accordance with its terms. A U.K. Entity may terminate the New ASA on 365 days’ notice, for material uncorrected breaches, insolvency of Tower Bridge or a force majeure event which continues for three months or more. A U.K. Entity may also terminate specific services upon 365 days’ notice (or a shorter period if the parties agree in writing), and Tower Bridge may terminate specific services with a U.K. Entity’s consent. Tower Bridge may terminate the New ASA on 365 days’ notice or for material uncorrected breaches, for failure to pay or a force majeure event which continues for three months or more. The charges to a U.K. Entity for services are calculated using the direct cost to Tower Bridge of providing the services plus a transfer pricing markup which varies according to which entity provides the services.
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
Tower Bridge charges each recipient of services for actual costs incurred for services provided plus a mark-up (if any), as the parties may agree from time to time. Each recipient of services remains responsible for its own regulatory and other compliance functions. These revenues are included as part of “Fees from related parties” in the Company’s consolidated statements of operations. For the year ended December 31, 2020, the Company was charged $62.6 million for the services provided by Cantor and its affiliates, of which $39.4 million was to cover compensation to leased employees for the year ended December 31, 2020. The fees paid to Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s consolidated statements of operations. The fees paid to Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s consolidated statements of operations.
Tower Bridge Lease Guarantee
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
Aqua
In January 2007, the Company announced the formation of Aqua Securities L.P. (“Aqua”), an alternative electronic trading platform which offers new pools of block liquidity to the global equities markets. On May 30, 2007, the Financial Industry Regulatory Authority (“FINRA”) approved the partial ownership change and name agreement whereby we are entitled to a 49% interest in Aqua, and Cantor is entitled to a 51% interest in Aqua, which may be subject to dilution by other investors from time to time. Cantor and the Company have collectively contributed financial, professional and technology assets to the venture, which included all of the Company’s former equities order routing business. On October 2, 2007, Aqua obtained permission from FINRA to operate an Alternative Trading System and to provide Direct Market Access for institutional block equity buy-side and sell- side firms. In June 2008, we were authorized to enter into loans, investments or other credit support arrangements for Aqua of up to $5.0 million in the aggregate, which arrangements would be proportionally and on the same terms as similar arrangements between Aqua and Cantor (which amount authorized was increased by an aggregate of $11.2 million between November 2010 and October 2015, an additional $1.0 million on August 8, 2019, an additional $2.0 million on February 5, 2020, and an additional $1.0 million on February 25, 2021). We were further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor.
On August 21, 2008, the Company entered into a two-year Subordinated Loan Agreement, whereby the Company agreed to lend Aqua the principal sum of $980,000, at the applicable rate of six month LIBOR plus 200 basis points. The cash proceeds covered by this Agreement were used and dealt with by Aqua as part of its capital and were subject to the risks of the business. The Subordinated Loan Agreement was amended and as a result of such amendments, the scheduled maturity date on the subordinated loan is September 1, 2022, and the current rate of interest on the loan is three month LIBOR plus 600 basis points. Aqua is also authorized to receive clearing and administrative services from Cantor and technology infrastructure services from us. Aqua is authorized to pay sales commissions to brokers of Cantor or other brokers who introduce clients who become Aqua participants.
The Company has been authorized to enter into loans, investments or other credit support arrangements for Aqua of up to $20.2 million in the aggregate; such arrangements would be proportionally and on the same terms as similar previous arrangements between Aqua and Cantor. During the year ended December 31, 2020, the Company made $1.5 million in cash contributions to Aqua.
Guarantee Agreement From Cantor Fitzgerald & Co
Under rules adopted by the U.S. Commodity Futures Trading Commission (the “CFTC”), all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the National Futures Association and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. From time to time, the Company’s foreign-based brokers engage in interest rate swap transactions with U.S.-based counterparties, and, therefore, the Company is subject to the CFTC requirements. Mint Brokers has entered into guarantees on behalf of the Company, and the Company is required to indemnify Mint Brokers for the amounts, if any, paid by Mint Brokers on behalf of the Company pursuant to this arrangement. Effective April 1, 2020, these guarantees were transferred to Mint Brokers from CF&Co. During the year ended December 31, 2020 the Company recorded fees of $0.1 million with respect to these guarantees.
Registration Rights Agreements
Pursuant to various registration rights agreements entered into by Cantor and us, Cantor has received piggyback and demand registration rights.
Formation Registration Rights Agreement
Under the formation registration rights agreement, the piggyback registration rights allow Cantor to register the shares of Class A common stock issued or issuable to it in connection with the conversion of its shares of Class B common stock whenever we propose to register any shares of our Class A common stock for our own or another’s account under the Securities Act, for a public offering, other than any shelf registration of shares of our Class A common stock to be used as consideration for acquisitions of additional businesses and registrations relating to employee benefit plans.

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
BGC Separation Registration Rights Agreement
In connection with the BGC separation in 2008, BGC Partners OldCo entered into the BGC separation registration rights agreement with Cantor which provides that the holders of our common stock, issued or to be issued upon exchange of the BGC Holdings exchangeable limited partnership interests held by Cantor and for any shares of our common stock issued or issuable in respect of or in exchange for any shares of our common stock, are granted registration rights. We refer to these shares as “registrable securities,” and we refer to the holders of these registrable securities as “holders.”
The BGC separation registration rights agreement provides that, after exchange of the BGC Holdings exchangeable limited partnership interests or conversion of Class B common stock into Class A common stock, as the case may be, each holder is entitled to unlimited piggyback registration rights, meaning that each holder can include his or her registrable securities in registration statements filed by us, subject to certain limitations. Cantor exercised such piggyback rights to participate in the June 2008 offering.
The BGC separation registration rights agreement also grants Cantor four demand registration rights requiring that we register the shares of Class A common stock held by Cantor, provided that the amount of securities subject to such demand constitutes at least 10% of the shares of Class A common stock outstanding or has an aggregate market value in excess of $20 million and no more than one demand registration during any twelve-month period.
We will pay the costs but the holders will pay for any underwriting discounts or commissions or transfer taxes associated with all such registrations.
We have agreed to indemnify the holders registering shares pursuant to the BGC separation registration rights agreement against certain liabilities under the Securities Act.
Notes Payable, Other and Short-term Borrowings
Unsecured Senior Revolving Credit Agreement
On September 8, 2017, the Company entered into a committed unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. The revolving credit agreement provided for revolving loans of up to $400.0 million. The maturity date of the facility was September 8, 2019. On November 22, 2017, the Company and Newmark entered into an amendment to the unsecured senior revolving credit agreement. Pursuant to the amendment, the then-outstanding borrowings of the Company under the revolving credit facility were converted into a term loan (“Converted Term Loan”). There was no change in the maturity date or interest rate. Effective December 13, 2017, Newmark assumed the obligations of the Company as borrower under the Converted Term Loan. The Company remained a borrower under, and retained access to, the revolving credit facility for any future draws, subject to availability which increased as Newmark repaid the Converted Term Loan. During the year ended December 31, 2018, Newmark repaid the outstanding balance of the Converted Term Loan. During the year ended December 31, 2018, the Company borrowed $195.0 million and subsequently repaid the $195.0 million.

On November 28, 2018, the Company entered into a new revolving credit facility which replaced the existing committed unsecured senior revolving credit agreement (the “Revolving Credit Agreement”). The maturity date of the new Revolving Credit Agreement was November 28, 2020 and the maximum revolving loan balance has been reduced from $400.0 million to $350.0 million. Borrowings under this agreement bear interest at either LIBOR or a defined base rate plus additional margin. On December 11, 2019, the Company entered into an amendment to the new unsecured Revolving Credit Agreement. Pursuant to the amendment, the maturity date was extended to February 26, 2021. There was no change to the interest rate or the maximum revolving loan balance. On February 26, 2020, the Company entered into a second amendment to the unsecured Revolving Credit Agreement, pursuant to which, the maturity date was extended by two years to February 26, 2023. On July 14, 2020, the Company repaid in full the $225.0 million borrowings outstanding under the Revolving Credit Agreement. As of December 31, 2020, there were no borrowings outstanding under the new unsecured Revolving Credit Agreement. The average interest rate on the outstanding borrowings was 2.88% for the year ended December 31, 2020.
5.125% Senior Notes due 2021
On May 27, 2016, we issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes due 2021 (the “5.125% Senior Notes”). The 5.125% Senior Notes are general senior unsecured obligations of the Company. The 5.125% Senior Notes bear interest at a rate of 5.125% per year, payable in cash on May 27 and November 27 of each year, commencing November 27, 2016. The 5.125% Senior Notes will mature on May 27, 2021. The Company may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of its notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. Cantor purchased $15.0 million of such senior notes and did not hold such notes as of December 31, 2020. The initial carrying value of the 5.125% Senior Notes was $295.8 million, net of the discount and debt issuance costs of $4.2 million, of which $0.5 million were underwriting fees payable to CF&Co and $18 thousand were underwriting fees payable to CastleOak Securities, L.P. The carrying value of the 5.125% Senior Notes as of December 31, 2020 was $255.6 million.
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
5.375% Senior Notes due 2023
On July 24, 2018, we issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes due 2023 (the “5.375% Senior Notes). The 5.375% Senior Notes are general senior unsecured obligations of the Company. The 5.375% Senior Notes bear interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The 5.375% Senior Notes will mature on July 24, 2023. We may redeem some or all of the 5.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 5.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture related to the 5.375% Senior Notes) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes was $444.2 million, net of the discount and debt issuance costs of $5.8 million, of which $0.3 million were underwriting fees paid to CF&Co and $41 thousand were underwriting fees paid to CastleOak Securities, L.P. We also paid CF&Co an advisory fee of $0.2 million in connection with the issuance. The issuance costs are amortized as interest expense and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 5.375% Senior Notes as of December 31, 2020 was $446.6 million.
3.750% Senior Notes due 2024
On September 27, 2019, we issued an aggregate of $300.0 million principal amount of 3.750% Senior Notes due 2024 (the “3.750% Senior Notes”). The 3.750% Senior Notes are general unsecured obligations of the Company. The 3.750% Senior Notes bear interest at a rate of 3.750% per year, payable in cash on April 1 and October 1 of each year, commencing April 1, 2020. The 3.750% Senior Notes will mature on October 1, 2024. We may redeem some or all of the 3.750% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 3.750% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture related to the 3.750% Senior Notes) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 3.750% Senior Notes was $296.1 million, net of discount and debt issuance costs of $3.9 million, of which $0.2 million were underwriting fees payable to CF&Co and $36 thousand were underwriting fees payable to CastleOak Securities, L.P. The issuance costs will be amortized as interest expense and the carrying value of the 3.750% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 3.750% Senior Notes was $296.9 million as of December 31, 2020.
4.375% Senior Notes due 2025
On July 10, 2020, we issued an aggregate of $300.0 million principal amount of 4.375% Senior Notes due 2025 (the “4.375% Senior Notes”). The 4.375% Senior Notes are general unsecured obligations of the Company. The 4.375% Senior Notes bear interest at a rate of 4.375% per year, payable in cash on June 15 and December 15, commencing December 15, 2020. The 4.375% Senior Notes will mature on December 15, 2025. We may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 4.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture related to the 4.375% Senior Notes) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. Cantor purchased $14.5 million of such senior notes and still holds such notes as of December 31, 2020. The initial carrying value of the 4.375% Senior Notes was $296.8 million, net of discount and debt issuance costs of $3.2 million, of which $0.2 million were underwriting fees payable to CF&Co and $36 thousand were underwriting fees payable to CastleOak Securities, L.P. The carrying value of the 4.375% Senior Notes was $297.0 million as of December 31, 2020.
Market-Making Transactions
On October 20, 2020, we filed a registration statement on Form S-3 pursuant to which CF&Co may make offers and sales of our 5.125% Senior Notes, 5.375% Senior Notes due 2023, 3.750% Senior Notes and 4.375% Senior Notes in connection with ongoing market-making transactions which may occur from time to time. Such market-making transactions in these securities may occur in the open market or may be privately negotiated at prevailing market prices at a time of resale or at related or negotiated prices. Neither CF&Co, nor any other of our affiliates, has any obligation to make a market in our securities, and CF&Co or any such other affiliate may discontinue market-making activities at any time without notice.

Freedom International Brokerage
We and Cantor formed Freedom International Brokerage Company (“Freedom”) to acquire a 66.7% economic interest in Freedom International Brokerage, a Canadian government securities broker-dealer and Nova Scotia unlimited liability company, in April 2001. As of the closing of the merger, we became entitled to 100% of Freedom’s capital interest in Freedom International Brokerage and we assumed 100% of Freedom’s cumulative profits. As of December 31, 2020, the investment in Freedom International Brokerage was $9.8 million. We also entered into the Freedom services agreements with Freedom International Brokerage. As of December 31, 2020, the Company had receivables from Freedom of $1.4 million.
Controlled Equity Offerings/Payment of Commissions to Cantor Fitzgerald & Co
On March 9, 2018, the Company entered into a controlled equity offering sales agreement with CF&Co (the “March 2018 Sales Agreement”), pursuant to which the Company could offer and sell up to $300,000,000 of shares of its Class A common stock sold under the Company’s shelf Registration Statement on Form S-3 (Reg. No. 333-223550), from time to time through CF&Co as the Company’s sales agent. Under such sales agreement, the Company agreed to pay to CF&Co a commission of 2% of the gross proceeds from the sale of such shares. For certain transactions during 2020, the Company paid CF&Co 1% of the gross proceeds from the sale of shares of BGC Class A common stock in the Company’s controlled equity offering. During the year ended December 31, 2020, the Company sold 0.2 million shares under the March 2018 Sales Agreement for aggregate proceeds of $0.9 million, at a weighted-average price of $4.11 per share resulting in a total of approximately $9 thousand paid by the Company to CF&Co in commissions under the March 2018 Sales Agreement during 2020. As of December 31, 2020, the Company had sold 17.6 million shares of BGC Class A common stock (or $210.8 million) under the March 2018 Sales Agreement.
BGC Holdings Exchangeable Limited Partnership Interests Held by Cantor
As of March 31, 2021, Cantor held an aggregate of 55,131,024 BGC Holdings exchangeable limited partnership interests.
The Company has filed various resale registration statements with respect to shares of Class A common stock that may be sold from time to time on a delayed or continuous basis by (i) Cantor at the direction of and for the account of certain current and former Cantor partners, and/or by such partners, as distributees of shares of Class A common stock from Cantor, (ii) charitable organizations that receive donations of shares from Cantor, and/or (iii) the Cantor Fitzgerald Relief Fund (the “Relief Fund”) with respect to the shares donated by the Company to it in connection with the Company’s Charity Day. The Company pays all of the expenses of registration other than any underwriting discounts and commissions and stock transfer taxes.
Certain Financial Advisory Fees and Commissions Paid by the Company to CF&Co
On August 2, 2010, the Company was authorized to engage CF&Co and its affiliates to act as financial advisor in connection with one or more third-party business combination transactions with or involving one or more targets as requested by the Company on behalf of its affiliates from time to time on specified terms, conditions and fees. In 2020, we paid $0 in fees to CF&Co in connection with business combination transactions.
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
Agreements with Cantor Commercial Real Estate Company, L.P.
On October 29, 2013, the Audit Committee of the Board of Directors authorized us to enter into agreements from time to time with Cantor and/or its affiliates, including CCRE, to provide services, including finding and reviewing suitable acquisition or partner candidates, structuring transactions and negotiating and due diligence services, in connection with our acquisition and other business strategies in commercial real estate and other businesses from time to time. Such services would be provided at fees not to exceed the fully allocated cost of such services plus 10% and payment of fees for such services prior to October 31, 2013. In connection with this agreement, the Company did not recognize any expense for the year ended December 31, 2020.
We also have a referral agreement in place with CCRE, in which brokers are incentivized to refer business to CCRE through a revenue-share arrangement. In connection with this revenue-share agreement, we did not make any payments to CCRE for the year ended December 31, 2020.
We also have an additional revenue-share agreement with CCRE, in which the Company pays CCRE for referrals for leasing or other services. The Company did not make any payments under this agreement to CCRE for the year ended December 31, 2020.
Charity Day
During the year ended December 31, 2015, the Company committed to make charitable contributions to the Cantor Fitzgerald Relief Fund in the amount of $40.0 million. As of December 31, 2020, the remaining liability associated with this commitment was $1.6 million.
Development Services
On February 9, 2016, the Audit Committee of the Board of Directors authorized the Company to enter into an arrangement with Cantor in which the Company would provide dedicated development services to Cantor at a cost to the Company not to exceed $1.4 million per year for the purpose of Cantor developing the capacity to provide quotations in certain ETF component securities, as well as other securities from time to time. The services are terminable by either party at any time and will be provided on the terms and conditions set forth in the existing Administrative Services Agreement. The Company did not provide any development services to Cantor in the year ended December 31, 2020 under this arrangement.
Real Estate and Related Services
In July 2016, the Audit Committee of the Company authorized the Company to provide real estate and related services, including real estate advice, brokerage, property or facilities management, appraisals and valuations and other services, to Cantor on rates and terms no less favorable to the Company than those charged to third-party customers. The Company did not provide any such real estate and related services in the year ended December 31, 2020.
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
Joint Services Agreement with Cantor
In February 2019, the Audit Committee authorized the Company to enter into a short-term services agreement with Cantor pursuant to which Cantor would be responsible for clearing, settling and processing certain transactions executed on behalf of customers in exchange for a 33% revenue share based on net transaction revenue and the payment by BGC of the fully allocated cost of certain salespersons related thereto. In May 2020, the Audit Committee authorized us to extend the initial term of the short-term services agreement for an additional nine months.

Other Transactions with Cantor
The Company is authorized to enter into short-term arrangements with Cantor to cover any failed U.S. Treasury securities transactions and to share equally any net income resulting from such transactions, as well as any similar clearing and settlement issues. During the year ended December 31, 2020, Cantor did not facilitate any repurchase agreements between the Company and Cantor for the purpose of financing fails.
To more effectively manage the Company’s exposure to changes in foreign exchange rates, the Company and Cantor have agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to foreign exchange currency hedging between Cantor and the Company. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of Cantor and the Company is utilized to determine the shares of profit or loss allocated to each for the period. During the year ended December 31, 2020, the Company recognized its share of foreign exchange gains of $1.5 million.
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
In August 2013, the Audit Committee authorized the Company to invest up to $350 million in an asset- backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time by the Company as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of December 31, 2020, the Company did not have any investments in the program.
As part of the Company’s cash management process, the Company may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of December 31, 2020, the Company had no reverse repurchase agreements.
On June 5, 2015, the Company entered into an agreement with Cantor providing Cantor, CFGM and other Cantor affiliates entitled to hold Class B common stock the right to exchange from time to time, on a one-to-one basis, subject to adjustment, up to an aggregate of 34,649,693 shares of Class A common stock now owned or subsequently acquired by such Cantor entities for up to an aggregate of 34,649,693 shares of Class B common stock. Such shares of Class B common stock, which currently can be acquired upon the exchange of exchangeable limited partnership units owned in BGC Holdings, are already included in the Company’s fully diluted share count and will not increase Cantor’s current maximum potential voting power in the common equity. These shares of Class B common stock represented the then-remaining 34,649,693 authorized but unissued shares of Class B common stock available under the Company’s then-Amended and Restated Certificate of Incorporation. The exchange agreement will enable the Cantor entities to acquire the same number of shares of Class B common stock that they are already entitled to acquire without having to exchange its exchangeable limited partnership units in BGC Holdings. The Company’s Audit Committee and full Board of Directors determined that it was in the best interests of the Company and its stockholders to approve the exchange agreement because it will help ensure that Cantor retains its exchangeable limited partnership units in BGC Holdings, which is the same partnership in which the Company’s partner employees participate, thus continuing to align the interests of Cantor with those of the partner employees.

As of December 31, 2020, Cantor and CFGM did not own any shares of our Class A common stock and had the right to exchange any shares of our Class A common stock subsequently acquired by either of them for shares of our Class B common stock, up to 23,613,420shares of our Class B common stock.
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
Related Party Receivables and Payables
The Company has receivables and payables to and from certain affiliated entities. As of December 31, 2020, the related party receivables and payables were $12.0 million and $36.3 million, respectively.
LFI Holdings Investment
On October 25, 2016, the Company’s Board of Directors and Audit Committee authorized the purchase of 9,000 Class B Units of LFI Holdings, LLC (“LFI”), a wholly owned subsidiary of Cantor, representing all of the issued and outstanding Class B Units of LFI not already owned by the Company. On November 4, 2016, the Company completed this transaction. As a result of this transaction, the Company owns 100% of the ownership interests in LFI. In the purchase agreement, Cantor agreed, subject to certain exceptions, not to solicit certain senior executives of LFI’s business and was granted the right to be a customer of LFI’s businesses on the best terms made available to any other customer. The aggregate purchase price paid by the Company to Cantor consisted of approximately $24.2 million in cash plus a $4.8 million post-closing adjustment. During the year ended December 31, 2020, LFI had $0.7 million in related party revenues from Cantor.
Credit Facility with Cantor
On March 19, 2018, we entered into an unsecured senior credit agreement (the “BGC Credit Agreement”) with Cantor pursuant to an authorization from the Audit Committee. The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250 million outstanding at any time. The BGC Credit Agreement was approved by the Audit Committee and replaced the credit agreement of $150 million between the parties described above. On August 6, 2018, the Company entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that can be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time.
The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2020, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of December 31, 2020, there were no borrowings by BGC or Cantor outstanding under this agreement. The Company recorded interest expense related to this agreement of $3.9 million for the year ended December 31, 2018, of which $3.5 million was allocated to discontinued operations in the Company’s consolidated statements of operations. The Company did not record any interest income or interest expense related to the agreement for the year ended December 31, 2020.

Debt Repurchase Program
On June 11, 2020, the Company’s Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by the Company of up to $50.0 million of the Company’s 5.125% Senior Notes, 5.375% Senior Notes, 3.750% Senior Notes, 4.375% Senior Notes and any future debt securities issued by the Company (“Company Debt Securities”). Repurchases of Company Debt Securities, if any, are expected to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption.
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
Transactions With and Related to Newmark
Newmark IPO, Separation Transaction and Spin-Off
In December 2017, Newmark completed its initial public offering of an aggregate 23 million shares of its Class A common stock (the “IPO”). Newmark received approximately $304.3 million in aggregate net proceeds from the IPO, all of which Newmark used to partially repay indebtedness under a certain term loan that Newmark assumed from BGC Partners prior to the closing of Newmark’s IPO.
Prior to the Newmark IPO, Newmark was our wholly owned subsidiary. On December 13, 2017, prior to the Newmark IPO, pursuant to Separation and Distribution Agreement (as described below), we transferred substantially all of the assets and liabilities relating to our Real Estate Services business to Newmark (the “Separation”). In connection with the Separation, Newmark assumed certain indebtedness and made a proportional distribution of interests in Newmark Holdings to holders of interests in BGC Holdings.
On November 30, 2018 (the “Distribution Date”), BGC completed its Spin-Off to its stockholders of all of the shares of common stock of Newmark owned by BGC as of immediately prior to the effective time of the Spin-Off, with an aggregate of 131,886,409 shares of Newmark Class A common stock distributed to the holders of shares of BGC Partners Class A common stock (including directors and executive officers of BGC Partners) of record as of the November 23, 2018 record date for the Spin-Off (the “Record Date”), and an aggregate of 21,285,537 shares of Newmark Class B common stock distributed to the holders of shares of BGC Partners Class B common stock (consisting of Cantor and CFGM) of record as of the close of business on the Record Date. These shares of Newmark common stock collectively represented approximately 94% of the total voting power of the outstanding Newmark common stock and approximately 87% of the total economics of the outstanding Newmark common stock in each case as of the Distribution Date.
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
Separation and Distribution Agreement
On December 13, 2017, prior to the closing of Newmark’s IPO, BGC Partners, BGC Holdings, BGC U.S. OpCo, Newmark, Newmark Holdings, Newmark OpCo, and, solely for the provisions listed therein, CFLP and BGC Global OpCo entered into a Separation and Distribution Agreement (as amended on November 8, 2018 and amended and restated on November 23, 2018, the “Separation and Distribution Agreement”). The Separation and Distribution Agreement sets forth the agreements among BGC Partners, Cantor, Newmark and their respective subsidiaries regarding, among other things:

•
the principal corporate transactions pursuant to which the BGC Group transferred to Newmark, Newmark Holdings and Newmark OpCo and their respective subsidiaries (the “Newmark Group”) the assets and liabilities of BGC, BGC Holdings, and BGC U.S. OpCo, and their respective subsidiaries (the “BGC Group”) relating to BGC’s Real Estate Services business, including BGC’s interests in both BPF and Real Estate LP;

•	the proportional distribution in the Separation of interests in Newmark Holdings to holders of interests in BGC Holdings;

•	the IPO and certain pre-IPO contributions of assets by BGC Partners to Newmark in exchange for additional shares thereof;

•	the assumption and repayment of indebtedness by the BGC Group and the Newmark Group, as further described below;

•	the Spin-Off, including the termination of certain arrangements between the BGC Group and the Newmark Group immediately prior thereto;

•	the BGC Holdings distribution;

•
indemnities by and among the BGC Group, the Newmark Group and Cantor and each of their respective directors, officers, general partners, managers and employees, from and against all liabilities with respect to liabilities retained or assumed by the BGC Group or the Newmark Group, as applicable, and/or resulting from breaches of the agreement; and

•
future access to information, records and personnel necessary or appropriate to comply with regulatory requests or inquiries, for the preparation of financial statements or tax returns, or to conduct litigation.

Employee Matters
In connection with the Spin-Off, the compensation committee of the board of directors of BGC Partners had the exclusive authority to determine the treatment of restricted stock awards and restricted stock unit awards outstanding under the Equity Plan. BGC Partners restricted stock awards participated in the Spin-Off as if such holder held unrestricted shares of BGC Partners common stock, and following the Spin-Off, any shares of Newmark common stock issued in respect of restricted BGC Partners common stock remain subject to any vesting, lapse or forfeiture restrictions applicable to the restricted BGC Partners shares prior to the Spin-Off. Restricted stock unit awards outstanding under the Equity Plan were adjusted so that each holder of a BGC Partners restricted stock unit award shall continue to hold a BGC restricted stock unit award covering BGC Partners Class A common shares, but also receive a Newmark restricted stock unit award covering Newmark Class A common shares on an “as distributed basis” in order to reflect the impact of the Spin-Off on the pre Spin-Off BGC Partners restricted stock unit awards. Such restricted stock units shall generally have the same terms, including vesting terms, as the pre-Spin-Off BGC Partners restricted stock unit awards, subject to any adjustments made by the Compensation Committee of the BGC Partners board of directors.

For a discussion of the exchangeability of limited partnership units of BGC Holdings and Newmark Holdings, see “—Second Amended and Restated BGC Holdings Limited Partnership Agreement—Exchanges” below.
Transition Services Agreement
On December 13, 2017, Newmark entered into a transition services agreement with BGC Partners which is described below.
The transition services agreement had a term of two years following the distribution, starting on the date of the Separation. The agreement has expired by its terms.
Any particular service provided under the transition services agreement may have been cancelled by the receiving party, with at least 90 days’ prior written notice to the providing party, with no effect on the other services. The terminating party would be charged a termination fee equal to the costs incurred by the party providing services as a result of such termination, including any severance or cancellation fees.
BGC Partners was entitled to continued use of hardware and equipment it used prior to the date of the transition services agreement on the terms and conditions provided until two years following the distribution, even in the event Newmark terminated the transition services agreement, although there was no requirement to repair or replace such hardware or equipment.
During the term of the transition services agreement, the parties provided transition services to each other, including, among others, office space, personnel, hardware and equipment services; communication and data facilities; and any miscellaneous services to which the parties reasonably agreed.
The transition services agreement included provisions for allowing a provider or affiliate to arrange for a third party to provide for the services.
In consideration for the services provided, the providing party generally charged the other party an amount (including any applicable taxes) equal to (1) the direct cost that the providing party incurred in performing those services, including third-party charges incurred in providing services, plus (2) a reasonable allocation of other costs determined in a consistent and fair manner so as to cover the providing party’s appropriate costs or in such other manner as the parties agreed.
The transition services agreement provided that the services recipient generally indemnified the services provider for liabilities that it incurred arising from the provision of services other than liabilities arising from fraud or willful misconduct of the service provider.
Second Amended and Restated BGC Holdings Limited Partnership Agreement
On December 13, 2017, the Amended and Restated BGC Holdings Partnership Agreement was amended and restated (the “Second Amended and Restated BGC Holdings Partnership Agreement” or the “BGC Holdings limited partnership agreement”) to include prior standalone amendments and to make certain other changes related to the Separation. The Second Amended and Restated BGC Holdings Partnership Agreement, among other things, reflects changes resulting from the division in the Separation of BGC Holdings into BGC Holdings and Newmark Holdings among other things, including:

•
an apportionment of the existing economic attributes (including, among others, capital accounts and post-termination payments) of each BGC Holdings limited partnership unit outstanding immediately prior to the Separation (a “legacy BGC Holdings unit”) between such legacy BGC Holdings unit and the 0.4545 of a Newmark Holdings limited partnership unit issued in the Separation in respect of such legacy BGC Holdings unit (a “legacy Newmark Holdings unit”), based on the relative value of BGC and Newmark as of after the Newmark IPO; and

•
a right of the employer of a partner (whether it be Newmark or BGC) to determine whether to grant exchangeability with respect to legacy BGC Holdings units or legacy Newmark Holdings units held by such partner.

The Second Amended and Restated BGC Holdings Partnership Agreement also removes certain classes of BGC Holdings units that are no longer outstanding, and permits the general partner of BGC Holdings to determine the total number of authorized BGC Holdings units. The Second Amended and Restated BGC Holdings Limited Partnership Agreement was approved by our Audit Committee.
Management
BGC Holdings is managed by its general partner. Through ownership of the general partner of BGC Holdings, we hold the BGC Holdings general partnership interest and the BGC Holdings special voting limited partnership interest, which entitles us to control BGC Holdings and to remove and appoint the general partner of BGC Holdings.
Under the BGC Holdings limited partnership agreement, we, as the BGC Holdings general partner, manage the business and affairs of BGC Holdings. However, Cantor’s consent is required for amendments to the BGC Holdings limited partnership agreement, to decrease distributions to BGC Holdings limited partners to less than 100% of net income received by BGC Holdings (other than with respect to selected extraordinary items as described above), to transfer any BGC U.S. OpCo or BGC Global OpCo partnership interests beneficially owned by BGC Holdings and to take any other actions that may adversely affect Cantor’s exercise of its co-investment rights to acquire BGC Holdings limited partnership interests, its right to purchase BGC Holdings founding partner interests and its right to exchange the BGC Holdings exchangeable limited partnership interests. Cantor’s consent is also required in connection with transfers of BGC Holdings limited partnership interests by other limited partners and the issuance of additional BGC Holdings limited partnership interests outside of the Participation Plan. As described below under “—Exchanges,” BGC Holdings founding partner interests are only exchangeable if Cantor so determines.
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
The BGC Holdings limited partnership agreement also provides that BGC Holdings, in its capacity as the general partner of each of BGC U.S. OpCo and BGC Global OpCo, requires Cantor’s consent to amend the terms of the BGC U.S. OpCo or BGC Global OpCo limited partnership agreements or take any other action that may interfere with Cantor’s exercise of its co-investment rights to acquire BGC Holdings limited partnership interests (and the corresponding investment in BGC U.S. OpCo and BGC Global OpCo by BGC Holdings) or its rights to exchange the BGC Holdings exchangeable limited partnership interests. Founding/working partners and limited partnership unit holders do not have any voting rights with respect to their ownership of BGC Holdings limited partnership interests, other than limited consent rights concerning amendments to the terms of the BGC Holdings limited partnership agreement.

Classes of Interests in BGC Holdings
As of March 31, 2021, BGC Holdings had the following outstanding interests

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

•
BGC Holdings PSI, PSE, APSI, PSU, APSU, HDUs, U.K. LPUs and N Units, which are types of working partner interests held by PSI, PSE, APSI, PSU, APSU, HDU, U.K. LPU and N Unit partners. HDUs are LPUs with capital accounts, which are liability awards recorded in “Accrued compensation” in our consolidated statements of financial condition. N Units are Non-distributing partnership units that may not be allocated any item of profit or loss and may not be made exchangeable into shares of our Class A common stock. Which units may include NREUs, NPREUs, NLPUs, NPLPUs, NPSUs, and NPPSUs;

•	Certain BGC New LPUs and New PLPUs which are not entitled to distributions while non-exchangeable and that have certain employment-related conditions to exchangeability; and

•
Preferred Units (“Preferred Units”), which are working partner units that may be awarded to holders of, or contemporaneous with the grant of, PSUs, PSIs, PSEs, LPUs, REUs, RPUs and AREUs and which carry the same name as the underlying unit, with the insertion of an additional “P” to designate them as Preferred Units.

REU, AREU, RPU, ARPU, PSI, PSU, APSU, PSE, LPU, NPSU, NREU, NPREU, NLPU, NPLPU, NPPSU, HDU, New LPU and New PLPU and Preferred Unit interests are collectively referred to as “limited partnership units.”
For a description of the exchange rights and obligations, see “—Exchanges” below. No BGC Holdings founding partner interests were issued after the BGC separation nor will they be. The BGC Holdings founding/ working partner interests held by founding/working partners are designated in various classes, reflecting in general the terms of classes of units that the founding partners previously held in Cantor. See “—Distributions— Classes of Founding/Working Partner Interests.”
Any authorized but unissued BGC Holdings units may be issued:

•	pursuant to the BGC separation, or as otherwise contemplated by the BGC separation agreement or the BGC Holdings limited partnership agreement;

•	to Cantor and members of the Cantor group, in connection with a reinvestment in BGC Holdings;

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

•	as otherwise agreed by us, as general partner, and a BGC Holdings exchangeable limited partner interest majority in interest;

•	pursuant to the Participation Plan;

•	to any then-current founding/working partner or limited partnership unit holder pursuant to the BGC Holdings limited partnership agreement;

•	to any BGC Holdings partner in connection with a conversion of an issued unit and interest into a different class or type of unit and interest; and

•
to Cantor in the event of a termination or bankruptcy of a founding/working partner or limited partnership unit holder or the redemption of a founding/working partner interest or limited partnership unit pursuant to the BGC Holdings limited partnership agreement.

Exchanges
In connection with the Separation, Newmark Holdings interests and units were distributed to holders of BGC Holdings interests and units in proportion to such interests and units of BGC Holdings held by such holders immediately prior to the Separation. Prior to the Spin-Off, unless otherwise agreed by BGC, with respect to legacy BGC Holdings units and legacy Newmark Holdings units, to the extent such units were exchangeable, in order to make an exchange for a share of BGC common stock, a holder had to have exchanged both one legacy BGC Holdings unit and a certain number of legacy Newmark Holdings units as set forth in the BGC Holdings limited partnership agreement, in order to have received one share of BGC common stock.
The BGC Holdings limited partnership interests held by Cantor are generally exchangeable with us for BGC Class B common stock (or, at Cantor’s option or if there are no additional authorized but unissued shares of BGC Class B common stock, BGC Class A common stock) on a one-for-one basis (subject to customary anti-dilution adjustments).
The BGC Holdings limited partnership interests that Cantor transferred to founding partners in connection with the redemption of their current limited partnership interests in Cantor at the time of the BGC separation are not exchangeable with us unless (1) Cantor reacquires such interests from BGC Holdings upon termination or bankruptcy of the founding partners or redemption of their units (which it has the right to do under certain circumstances), in which case such interests will be exchangeable with BGC Partners for Class A common stock or Class B common stock as described above or (2) Cantor determines that such interests can be exchanged by such founding partners with us for Class A common stock, generally on a one-for-one basis (subject to customary anti-dilution adjustments), on terms and conditions to be determined by Cantor, provided that the terms and conditions of such exchange cannot in any way diminish or adversely affect our rights or rights of our subsidiaries (it being understood that an obligation by BGC Partners to deliver shares of Class A common stock upon exchange will not be deemed to diminish or adversely affect the rights of us or our subsidiaries) (which exchange of certain interests Cantor expects to permit from time to time). Once a BGC Holdings founding partner interest becomes exchangeable, such founding partner interest is automatically exchanged for our Class A common stock.
In particular, the BGC Holdings founding partner interests that Cantor provided are exchangeable with us for our Class A common stock on a one-for-one basis (subject to customary anti-dilution adjustments from time to time), in accordance with the terms of the BGC Holdings limited partnership agreement.
Further, the Company provides exchangeability for partnership units under other circumstances in connection with compensation, acquisitions and investments.
Notwithstanding the foregoing, to the extent that BGC Holdings units that were outstanding immediately prior to the Separation (“legacy BGC Holdings units”) and Newmark Holdings units issued in the Separation with respect of such BGC Holdings units (“legacy Newmark Holdings units”), were not exchangeable as of immediately after the Separation, the determination of whether to grant an exchange right with respect to such legacy BGC Holdings units and legacy Newmark Holdings units will be made as follows:

•	If the legacy BGC Holdings units and legacy Newmark Holdings unit are held by an employee of the BGC group providing services solely to the BGC group, then BGC Partners shall make such determination;

•
If the legacy BGC Holdings units and legacy Newmark Holdings unit are held by an employee of the Newmark group providing services solely to the Newmark group, then Newmark shall make such determination; and

•
If the legacy BGC Holdings units and legacy Newmark Holdings unit are held by an employee of the BGC group, the Newmark group or the Cantor group providing services to both the BGC group and the Newmark group, then BGC Partners shall make such determination to the extent that the grant of the exchange right relates to compensation for services by such employee to the BGC group, and Newmark shall make such determination to the extent that the grant of the exchange right relates to compensation for services by such employee to the Newmark group. Grants of exchangeability may be made at any time in the discretion of the relevant service recipient, and future grant practices may differ from prior practices, including without limitation in connection with performance achievement, changes in incentive arrangements, accounting principles, and tax laws (including deductibility of compensation) and other applicable laws.

The Company also provides for exchangeability of certain working partner units without a capital account for other working partner units with a capital account in connection with compensatory arrangements.
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
With each exchange, our indirect interest in BGC U.S. OpCo and BGC Global OpCo will proportionately increase, because immediately following an exchange, BGC Holdings will redeem the BGC Holdings unit so acquired for the BGC U.S. OpCo limited partnership interest and the BGC Global OpCo limited partnership interest underlying such BGC Holdings unit. The acquired BGC U.S. OpCo limited partnership interest and BGC Global OpCo limited partnership interest will be appropriately adjusted to reflect the impact of certain litigation matters and the intention of the parties to the BGC Holdings limited partnership agreement for BGC Holdings (and not BGC Partners) to realize the economic benefits and burdens of such potential claims.

In addition, upon a transfer of a BGC Holdings exchangeable limited partnership interest that is not permitted by the BGC Holdings limited partnership agreement (see “—Transfers of Interests” below), such interest will cease to be designated as a BGC Holdings exchangeable limited partnership interest and will automatically be designated as a regular limited partnership interest.
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
We agreed to reserve, out of our authorized but unissued BGC Partners Class B common stock and BGC Partners Class A common stock, a sufficient number of shares of BGC Partners Class B common stock and BGC Partners Class A common stock solely to effect the exchange of all then outstanding BGC Holdings exchangeable limited partnership interests, the BGC Holdings founding/working partner interests, if exchangeable, and BGC Holdings limited partnership units, if exchangeable, into shares of BGC Partners Class B common stock or BGC Partners Class A common stock pursuant to the exchanges (subject, in the case of BGC Partners Class B common stock, to the maximum number of shares authorized but unissued under BGC Partners’ Restated Certificate of Incorporation as then in effect) and a sufficient number of shares of BGC Partners Class A common stock to effect the exchange of shares of BGC Partners Class B common stock issued or issuable in respect of exchangeable BGC Holdings limited partnership interests. We have agreed that all shares of BGC Partners Class B common stock and BGC Partners Class A common stock issued in an exchange will be duly authorized, validly issued, fully paid and non-assessable and will be free from pre-emptive rights and free of any encumbrances.
Partnership Enhancement Program
During March 2010, we began a global partnership redemption and compensation restructuring program to enhance our employment arrangements by leveraging our unique partnership structure. Under this program, participating partners generally agree to extend the lengths of their employment agreements, to accept a larger portion of their compensation in partnership units and to other contractual modifications sought by us. Also as part of this program, we redeemed limited partnership interests for cash and/or other units and granted exchangeability to certain units. At the same time, we sold shares of Class A common stock under our controlled equity offering. In connection with the global partnership redemption and compensation program, we granted exchangeability on 5,551,625 limited partnership units for the year ended December 31, 2020. In addition, during the year ended December 31, 2020, as part of this redemption and compensation program, we redeemed approximately 1,808,488 limited partnership units at a weighted-average price of $3.03 per unit and an aggregate of 730,141 founding partner units at a weighted-average price of $1.79 per unit. In connection with this program, Cantor agreed to grant exchangeability on certain founding partner units. Also, during the year ended December 31, 2020, 9,180,125 limited partnership units were cancelled in connection with the grant of 9,509,751 shares of Class A common stock. No exchangeability was granted on limited partnership units for the three months ended March 31, 2021 in connection with this program.
During the three months ended March 31, 2021, 7,856,719 LPUs were issued for the vesting of 7,856,719 NLPU-NEW units. The NLPU-NEW units generally vest over two years from the date of grant. The fair value is determined on the date of grant based on the market value of an equivalent share of BGC Class A common stock, and is recognized as compensation expense, net of the effect of estimated forfeitures, ratably over the vesting period.
In addition, during the three months ended March 31, 2021, as part of this program, we redeemed approximately 13,886 limited partnership units at a weighted-average price of $4.36 per share and an aggregate of 6,313 founding partner units at a weighted-average price of $4.48 per unit. Also, during the three months ended March 31, 2021, 1,667,705 limited partnership units were cancelled in connection with the grant of 1,595,571 shares of Class A common stock.
Distributions
The profit and loss of BGC U.S. OpCo and BGC Global OpCo are generally allocated based on the total number of BGC U.S. OpCo units and BGC Global OpCo units outstanding, other than in the case of certain litigation matters, the impact of which would be allocated to the BGC U.S. OpCo and BGC Global OpCo partners who are members of the BGC Holdings group as described in “—Second Amended and Restated Limited Partnership Agreements of BGC U.S. OpCo and BGC Global OpCo.” The profit and loss of BGC Holdings are generally allocated based on the total number of BGC Holdings units outstanding, other than the impact of certain litigation matters, which will be allocated to the BGC Holdings partners who are members of the Cantor group, or who are founding/working partners or limited partnership unit holders. The minimum distribution for each RPU interest is $0.005 per quarter, provided that, with respect to a BGC legacy unit, the minimum distribution shall be apportioned between the BGC legacy unit on one hand and the Newmark legacy unit on the other hand, based on the relative value of BGC and Newmark, such that the sum of the minimum distribution for such BGC legacy unit and Newmark legacy unit immediately following the distribution shall equal $0.005 with respect to each quarter. For the avoidance of doubt, the distribution provisions of the BGC Holdings limited partnership agreement do not apply to holders of APSUs, AREUs, ARPUs, NLPUs, NPLPUs, NPPSUs, NPREUs, NPSUs and NREUs.
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

Pursuant to the terms of the BGC Holdings limited partnership agreement, distributions by BGC Holdings to its partners may not be decreased below 100% of net income received by BGC Holdings from BGC U.S. OpCo and BGC Global OpCo (other than with respect to selected extraordinary items with respect to founding/working partners or limited partnership unit holders, such as the disposition directly or indirectly of partnership assets outside of the ordinary course of business) unless we determine otherwise, subject to Cantor’s consent (as the holder of the BGC Holdings exchangeable limited partnership interest majority in interest). The BGC Holdings general partner, with the consent of Cantor, as the holder of the BGC Holdings exchangeable limited partnership interest majority in interest, may direct BGC Holdings to distribute all or part of any amount distributable to a founding/working partner or a limited partnership unit holder in the form of a distribution of publicly traded shares, including shares of any capital stock of any other entity if such shares are listed on any national securities exchange or included for quotation in any quotation system in the United States, which we refer to as “publicly traded shares,” or in other property.
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
The BGC Holdings limited partnership agreement, however, provides that any and all items of income, gain, loss or deduction resulting from certain specified items allocated entirely to the capital accounts of the limited partnership interests in BGC U.S. OpCo and BGC Global OpCo held by BGC Holdings will be allocated entirely to the capital accounts of BGC Holdings limited partnership interests held by its founding/working partners, its limited partnership unit holders and Cantor as described below under “—Second Amended and Restated Limited Partnership Agreements of BGC U.S. OpCo and BGC Global OpCo—Distributions.” In addition, in the discretion of the BGC Holdings general partner, distributions with respect to selected extraordinary transactions, as described below, may be withheld from the founding/working partners and the limited partnership unit holders and distributed over time subject to the satisfaction of conditions set by us, as the general partner of BGC Holdings, such as continued service to us. See “—Redemption of BGC Holdings Founding/Working Partner Interests and Limited Partnership Interests.” These distributions that may be withheld relate to income items from non-recurring events, including, without limitation, items that would be considered “extraordinary items” under U.S. GAAP and recoveries with respect to claims for expenses, costs and damages (excluding any recovery that does not result in monetary payments to BGC Holdings) attributable to extraordinary events affecting BGC Holdings (such events may include, unless otherwise determined by the BGC Holdings general partner, any disposition, directly or indirectly (including deemed sales), of capital stock of any affiliate owned by BGC Holdings, whether or not recurring in nature). The BGC Holdings general partner may also deduct from these withheld amounts all or a portion of any extraordinary expenditures from non-recurring events that it determines are to be treated as extraordinary expenditures, including, without limitation, any distribution or other payment (including a redemption payment) to a BGC Holdings partner, the purchase price or other cost of acquiring any asset, any other non-recurring expenditure of BGC Holdings, items that would be considered “extraordinary items” under U.S. GAAP, and expenses, damages or costs attributable to extraordinary events affecting BGC Holdings (including actual, pending or threatened litigation). Any amounts that are withheld from distribution and forfeited by the founding/working partners and the limited partnership unit holders with respect to such extraordinary transactions will be distributed to Cantor in respect of the BGC Holdings limited partnership interests held by Cantor.
No partner may charge or encumber its BGC Holdings limited partnership interest or otherwise subject such interest to any encumbrance, except those created by the BGC Holdings limited partnership agreement. However, a BGC Holdings exchangeable limited partner may encumber its BGC Holdings exchangeable limited partnership interest in connection with any bona fide bank financing transaction.
Classes of Founding/Working Partner Interests and Limited Partnership Units
Founding/working partners currently hold five classes of BGC Holdings units underlying such partner’s BGC Holdings founding partner interests and BGC Holdings working partner interests, respectively: High Distribution, High Distribution II, High Distribution III, High Distribution IV, and Grant. In addition, there are separate classes of working partner interests called RPUs, PSUs, and PSIs and there are limited partnership units called REUs. In addition, effective April 1, 2011, five new units were created. AREUs, ARPUs, APSUs and APSI are identical in all respects to existing REUs, RPUs, PSU and PSI, respectively, except that (i) until any related distribution conditions specified in the applicable award agreement are met, if ever, only net losses shall be allocable with respect to such units; and (ii) no distributions shall be made until such distribution conditions are met. The other new unit created in 2011, the PSE, is identical in all respects to existing PSUs, except that (x) PSEs shall require minimum distributions of no less than $0.015 per fiscal quarter; and (y) such distributions may be delayed for up to four quarters in the discretion of the General Partner of our Partnership; provided that, with respect to a BGC legacy unit that is a PSE, the minimum distribution shall be apportioned between such BGC legacy unit on one hand and the related Newmark legacy unit on the other hand, based on the relative value of BGC and Newmark, such that the sum of the minimum distribution for such BGC legacy unit and Newmark legacy unit immediately following the distribution shall equal $0.015 with respect to each quarter. Further, effective December 17, 2012, a new unit was created, the LPU, which is identical in all respects to the existing PSU, except that the LPU shall be available for issuance only to members of a certain U.K. limited liability partnership. In addition, on November 6, 2013, the Preferred Units were created as discussed above. Also, on May 9, 2014, the NPSUs were created as discussed above.
The term “limited partnership units” is generally used to refer to REUs, AREUs, RPUs, ARPUs, PSUs, APSUs, PSIs, APSIs, PSEs, LPUs, NPSUs, NREUs, NPREUs, NLPUs, NPLPUs, NPPSUs or the Preferred Unit equivalents of such limited partnership units as described above.
In general, the rights and obligations of founding/working partners with respect to their BGC Holdings units are similar, but not identical, to the rights and obligations of the founding partners, as limited partners in Cantor with respect to their Cantor units. Each class of BGC Holdings units held by founding/working partners generally entitles the holder to receive a pro rata share of the distributions of income received by BGC Holdings. See “—Distributions” below. High Distribution II and High Distribution III units differ from High Distribution units, however, in that holders of High Distribution II and High Distribution III units paid at their original issuance, or the original issuance of their predecessor interests in Cantor, only a portion (generally approximately 20% in the case of High Distribution II Units and 14.3% in the case of High Distribution III Units) of the amount that would have been paid by a holder of a High Distribution unit as of that date, with the remaining amount (increased by a stated rate), which we refer to as a “HD II Account Obligation” or “HD III Account Obligation,” as applicable, paid, on a stated schedule (generally four years in the case of High Distribution II units and seven years in the case of High Distribution III units). With respect to High Distribution II Units and High Distribution III Units issued in redemption of similar units in Cantor, the applicable HD II Account Obligation or HD III Account Obligation will be paid to Cantor rather than to BGC Holdings. High Distribution IV units differ from High Distribution units in that holders of High Distribution IV units are entitled to receive an additional payment following redemption, as described in “—Redemption of BGC Holdings Founding/Working Partner Interests and Limited Partnership Units.” Grant Units and Matching Grant Units differ from the other classes of BGC Holdings units in the calculation and the compensatory tax treatment of amounts payable upon redemption of such units.
With respect to the limited partnership units, each grant of REUs or AREUs will have associated with it an “REU post-termination amount” or an “AREU post-termination amount” which represents an amount payable to the REU or AREU holder upon redemption of such units. A partner’s entitlement to the REU or AREU post- termination amount will vest ratably over three years or according to such schedule as determined by BGC Holdings at the time of grant. In lieu of paying all or a portion of the REU or AREU post-termination amount, BGC Holdings may cause the REUs or AREUs held by a redeemed partner to be automatically exchanged for shares of BGC Partners Class A common stock at the applicable exchange ratio.
The value of such shares may be more or less than the applicable post-termination amount. These payments of cash and/or shares are conditioned on the former REU or AREU holder not violating his or her partner obligations or engaging in any competitive activity prior to the date such payments are made, and are subject to reduction if any losses are allocated to such REUs or AREUs. From time to time, the terms of specific grants of REUs or AREUs will vary, which variations may include limitations on the income or distributions and may also provide for exchangeability at an identified time or upon the occurrence of certain conditions. RPUs and APSUs have similar features to existing REU and AREU interests except that (i) they provide for a minimum distribution of $0.005 per quarter and (ii) they provide that if BGC Holdings were to be dissolved, the obligation to provide Post-Termination Payments to terminated partners holding RPUs or ARPUs is cancelled. PSUs, APSUs, PSIs, PSEs and APSIs are similar to REUs, AREUs, RPUs and ARPUs, respectively, except that they do not have post- termination payments. Preferred Units are entitled solely to the Preferred Distribution and, similarly, do not have post-termination payments. NPSUs are identical to PSUs except that they are not entitled to participate in partnership distributions, will not be allocated any items of profit or loss and may not be made exchangeable into shares of our Class A common stock, but may be converted into PSUs or PPSUs in the sole discretion of the General Partner of our Partnership. The N Units are identical to their underlying units except that they are not entitled to participate in partnership distributions, will not be allocated any items of profit or loss and may not be made exchangeable into shares of our Class A common stock, but may be converted into the underlying unit in the sole discretion of the General Partner of the Partnership and subject to the approval of the Compensation Committee.
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

•
except as permitted with respect to corporate opportunities and fiduciary duties in the BGC Holdings limited partnership agreement (see “—Corporate Opportunity; Fiduciary Duty” below) take advantage of, or provide another person with the opportunity to take advantage of, a BGC Partners “corporate opportunity” (as such term would apply to BGC Holdings if it were a corporation) including opportunities related to intellectual property, which for this purpose requires granting BGC Partners a right of first refusal to acquire any assets, stock or other ownership interest in a business being sold by any partner or affiliate of such partner if an investment in such business would constitute a “corporate opportunity” (as such term would apply to BGC Holdings if it were a corporation), that has not been presented to and rejected by BGC Partners or that BGC Partners rejects but reserves for possible further action by BGC Partners in writing, unless otherwise consented to by BGC Holdings general partner in writing in its sole and absolute discretion, for a four-year period following the date on which such partner ceases, for any reason, to be a founding/working partner or a limited partnership unit holder, as the case may be; or

•
otherwise take any action to harm, that harms or that reasonably could be expected to harm, BGC Partners for a four-year period following the date on which a founding/working partner or a limited partnership unit holder, as the case may be, ceases, for any reason, to be a founding/working partner or a limited partnership unit holder, as the case may be, including any breach of its confidentiality obligations.

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

Notwithstanding anything to the contrary, and unless Cantor determines otherwise, none of such partner obligations apply to any founding/working partner or limited partnership unit holder that is also a Cantor Company. “Cantor Company” means Cantor or any of its affiliates (other than, if applicable, BGC and any of our subsidiaries, including Newmark and its subsidiaries).Such partners are exempt from these partner obligations.

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
A founding/working partner or a limited partnership unit holder, as the case may be, will become a terminated partner upon (a) the actual termination of the employment of such partner, so that such partner is no longer an employee of BGC U.S. OpCo, BGC Global OpCo or any affiliated entity, with or without cause by the employer, by such partner or by reason of death, (b) the termination by the BGC Holdings general partner, which may occur without the termination of a partner’s employment, of such partner’s status as a partner by reason of a determination by the BGC Holdings general partner that such partner has breached the BGC Holdings limited partnership agreement or that such partner has ceased to provide substantial services to BGC Holdings or any affiliated entity, even if such cessation is at the direction of BGC Holdings or any affiliated entity or (c) ceasing to be a partner for any reason. With respect to a corporate or other entity partner, such partner will also be considered terminated upon the termination of the beneficial owner, grantor, beneficiary or trustee of such partner.
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

Redemption of BGC Holdings Founding/Working Partner Interests and Limited Partnership Units
Unlike the BGC Holdings limited partnership interests held by Cantor, the classes of BGC Holdings limited partnership interests held by founding partners, working partners and limited partnership unit holders (in each case, to the extent such interests have not become exchangeable) are subject to purchase and redemption by BGC Holdings in the following circumstances (subject to Cantor’s right to purchase such interests from BGC Holdings as described in “—Cantor’s Right to Purchase Exchangeable BGC Holdings Limited Partnership Interests Upon Redemption or Exchange of BGC Holdings Founding Partner Interests”):

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

Founding/working partner interests or REU or RPU interests, as the case may be, will be redeemed at a pre-determined formula redemption price. The redemption price for a BGC Holdings founding/working partner interest or limited partnership unit holder interest, as the case may be, generally reflects the purchase price paid by such partner for his or her interest, adjusted to reflect such partner’s share of changes in the book value of BGC Holdings. For purposes of determining the redemption price, the book value is determined in accordance with the BGC Holdings limited partnership agreement, which in general does not take into account goodwill or going concern value, provided, however, in all cases where the BGC Holdings unit is a legacy BGC Holdings unit and the distribution has not yet occurred, the redemption price will be adjusted to address the portion of BGC Holdings legacy units and Newmark Holdings legacy units held by such founding partners, working partners and limited partnership unit holders. In the circumstances described above, BGC Holdings limited partnership interests that have become exchangeable will be automatically exchanged for BGC Partners Class A common stock, provided that in all cases where the distribution has not yet occurred and the exchangeable BGC Holdings unit is a legacy BGC Holdings unit, instead of common stock, BGC Holdings shall purchase the BGC Holdings legacy unit at a price determined in accordance with the terms of the BGC Holdings limited partnership agreement.
Each grant of REUs or RPUs will have associated with it a “post-termination amount,” which represents an amount payable to the REU or RPU holder upon redemption of such units. A partner’s entitlement to the post- termination amount will vest ratably over three years or according to such schedule as determined by BGC Holdings at the time of grant. In lieu of paying all or a portion of the post-termination amount, BGC Holdings may cause the REUs or RPUs held by a redeemed partner to be automatically exchanged for shares of BGC Partners Class A common stock at the applicable exchange ratio. The value of such shares may be more or less than the applicable post-termination amount. These post-termination payments are conditioned on the former REU or RPU holder not violating his or her partner obligations or engaging in any competitive activity prior to the date such payments are made, and are subject to reduction if any losses are allocated to such REUs or RPUs.

The aggregate redemption price for a founding partner interest is generally equal to the adjusted capital account of such interest.
In general, with respect to founding partner interests, working partner interests or limited partnership unit holder interests that have not become exchangeable and that are held by terminated or bankrupt founding/ working partners or terminated or bankrupt limited partnership unit holders, as the case may be, a portion of the redemption price, which we refer to as the “base amount,” is to be paid within 90 days of redemption, with the remainder of the redemption price paid on each of the following four anniversaries. The base amount of BGC Holdings founding/working partner interests and BGC Holdings REU and RPU interests designated as Grant Units, High Distribution III Units and High Distribution IV Units will each at all times be zero. The base amount is calculated pursuant to a formula, and it reflects a larger percentage of the total redemption price for working partners who have been partners for a longer period in BGC Holdings. The portion of the redemption price that is to be paid to a terminated or bankrupt founding/working partner or terminated or bankrupt REU or RPU partner, as the case may be, on each of the four anniversaries following a redemption is conditioned on such partner not having engaged in a competitive activity or violated his or her partner obligations. In addition, redemption prices shall be adjusted in the case of legacy BGC Holdings units as described in the BGC Holdings limited partnership agreement.
The general partner of BGC Holdings may also withhold each founding/working partner or limited partner unit holder’s, as the case may be, share of distributions attributable to income and loss with respect to selected extraordinary transactions, such as the disposition directly or indirectly of partnership assets outside the ordinary course of business. With respect to terminated or bankrupt founding/working partners or terminated or bankrupt REU or RPU interests, as the case may be, such partner whose limited partnership interests in BGC Holdings are redeemed will receive payments reflecting these extraordinary items only to the extent that such partner’s right to receive these payments has vested (with 30% vesting on the third anniversary of the applicable event or, if later, the date of acquisition of interests in BGC Holdings and the remainder vesting ratably over a seven year vesting schedule, provided that the BGC Holdings general partner may, in its sole and absolute discretion, accelerate the vesting of such amounts), with payments made on each of the first five anniversaries of the redemption of such limited partner interests. These payments are conditioned on such partner not violating his or her partner obligations or engaging in any competitive activity, prior to the date such payments are completed and are subject to prepayment at the sole and absolute discretion of the BGC Holdings general partner at any time. Any amounts that are withheld from distribution and forfeited by such partners will be distributed to Cantor in respect of its BGC Holdings limited partnership interests. In addition, such payments shall be adjusted in the case of legacy BGC Holdings units as described in the BGC Holdings limited partnership agreement.
Any distribution to a holder of High Distribution II Units or High Distribution III Units, including with respect to additional amounts payable upon redemption, may be reduced in the discretion of the BGC Holdings general partner to satisfy such holder’s HD II Account Obligation or HD III Account Obligation, as applicable, as described above in “—Classes of Founding/Working Partner Interests and Limited Partnership Units.” Upon the purchase by Cantor of High Distribution II Units or High Distribution III Units issued in redemption of similar units in Cantor, the amount payable by Cantor to acquire such units will be reduced by an amount equal to the HD II Account Obligation or HD III Account Obligation, as applicable, with respect to such units and shall also be adjusted in the case of legacy BGC Holdings units as described in the BGC Holdings limited partnership agreement.
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

In the event of such a redemption or purchase by BGC Holdings of any BGC Holdings founding/working partner interests, BGC Holdings will cause BGC U.S. OpCo and BGC Global OpCo to redeem and purchase from BGC Holdings a number of BGC U.S. OpCo units and BGC Global OpCo units, in each case, equal to (1) the number of units underlying the redeemed or purchased BGC Holdings founding/working partner interests or REU or RPU interests, as the case may be, multiplied by (2) the Holdings ratio as of immediately before the redemption or purchase of such BGC Holdings founding/working partner interests or REU or RPU interests, as the case may be. The purchase price paid to BGC U.S. OpCo and BGC Global OpCo will be an amount of cash equal to the amount required by BGC Holdings to redeem or purchase such interest. Upon mutual agreement of the BGC Holdings general partner, the BGC U.S. OpCo general partner and the BGC Global OpCo general partner, BGC U.S. OpCo and BGC Global OpCo may, instead of cash, pay all or a portion of such aggregate purchase price, in publicly traded shares. The PSUs, PSIs, LPUs and the Preferred Units are redeemable at the discretion of the general partner of BGC Holdings.
If the partnership or the general partner, as the case may be, is entitled to exercise discretion under the BGC Holdings limited partnership agreement with respect to BGC Holdings legacy units, then the general partner or the partnership, as the case may be, may exercise the same discretion with respect to the corresponding Newmark Holdings legacy units.
Cantor’s Right to Purchase Exchangeable BGC Holdings Limited Partnership Interests Upon Redemption or Exchange of BGC Holdings Founding Partner Interests
Cantor has a right to purchase from BGC Holdings exchangeable limited partnership interests in the event that any BGC Holdings founding partner interests that have not become exchangeable are redeemed by BGC Holdings upon termination or bankruptcy of a founding partner or upon mutual consent of the general partner of BGC Holdings and Cantor. Cantor has the right to purchase such BGC Holdings exchangeable limited partnership interests at a price equal to the lesser of (1) the amount that BGC Holdings would be required to pay to redeem and purchase such BGC Holdings founding partner interests and (2) the amount equal to (x) the number of units underlying such founding partner interests, multiplied by (y) the exchange ratio as of the date of such purchase, multiplied by (z) the then current market price of BGC Partners Class A common stock. Cantor may pay such price using cash, publicly traded shares or other property, or a combination of the foregoing. If Cantor (or the other member of the Cantor group acquiring such limited partnership interests, as the case may be) so purchases such limited partnership interests at a price equal to clause (2) above, neither Cantor nor any member of the Cantor group nor BGC Holdings nor any other person is obligated to pay BGC Holdings or the holder of such founding partner interests any amount in excess of the amount set forth in clause (2) above.
In addition, in the event that current, terminating or terminated partners are permitted by the Company to exchange any portion of their founding partner units and Cantor consents to such exchange, the Company, pursuant to the terms of the BGC Holdings limited partnership agreement which were adopted as part of the Sixth Amendment to the then-Amended and Restated BGC Holdings Partnership Agreement (the “Sixth Amendment”), shall offer Cantor the right to purchase the same number of new exchangeable limited partnership interests in BGC Holdings at the price it would have paid for the founding partner units had the Company redeemed them. Such interests, if issued, would be subject to, and granted in accordance with, applicable laws, rules and regulations then in effect.
If Cantor acquires any units as a result of the purchase or redemption by BGC Holdings of any founding partner interests, Cantor will be entitled to the benefits (including distributions) of such units it from the date of termination or bankruptcy of the applicable founding partner. In addition, any such units acquired by Cantor will be exchangeable by Cantor for shares of BGC Partners Class B common stock or, at Cantor’s election, shares of BGC Partners Class A common stock, in each case, on a one-for-one basis (subject to customary anti-dilution adjustments), on the same basis as the Cantor interests, and will be designated as BGC Holdings exchangeable limited partnership interests when acquired by Cantor. This may permit Cantor to receive a larger share of income generated by BGC Partners’ business at a less expensive price than through purchasing shares of BGC Partners Class A common stock, which is a result of the price payable by Cantor to BGC Holdings upon exercise of its right to purchase equivalent exchangeable interests.
Cantor also has a right to purchase any BGC Holdings working partner interests or BGC Holdings limited partnership units (in each case that have not become exchangeable), as the case may be, that are redeemed by BGC Holdings if BGC Holdings elects to transfer the right to purchase such interests to a BGC Holdings partner rather than redeem such interests itself. Cantor has the right to purchase such interests on the same terms that such BGC Holdings partner would have a right to purchase such interests.
On November 1, 2010, the Audit and Compensation Committees of the Board of Directors of the Company authorized the Company’s management from time to time to cause it to enter into various compensatory arrangements with partners, including founding partners who hold non-exchangeable founding partner units that Cantor has not elected to make exchangeable into shares of Class A common stock. These arrangements, which may be entered into prior to or in connection with the termination of such partners, include but are not limited to the grant of shares or other awards under the Equity Plan, payments of cash or other property, or partnership awards under the BGC Holdings’ Participation Plan or other partnership adjustments, which arrangements may result in the repayment by such partners of any partnership loans or other amounts payable to or guaranteed by Cantor earlier than might otherwise be the case, and for which the Company may incur compensation charges that it might not otherwise have incurred had such arrangements not been entered into.
On March 31, 2021, Cantor purchased from BGC Holdings an aggregate of (i) 1,149,684 exchangeable limited partnership interests for aggregate consideration of $2,104,433 as a result of the redemption of 1,149,684 founding partner interests, and (ii) 1,618,376 exchangeable limited partnership interests for aggregate consideration of $3,040,411 as a result of the exchange of 1,618,376 founding partner interests. Following such purchases, as of March 31, 2021 there were 0.5 million founding/working partner units remaining in which BGC Holdings had the right to redeem or exchange and with respect to which Cantor will have the right to purchase an equivalent number of exchangeable limited partnership interests following such redemption or exchange.
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
Regular limited partners (other than the special voting limited partner of BGC Holdings), including exchangeable limited partners, of BGC Holdings may transfer limited partnership interests in the following circumstances:

•	pursuant to a permitted exchange under the BGC limited partnership agreement;

•	to any Cantor Company;

•	in connection with an exchange with BGC Partners, if applicable;

•	if the transferor limited partner is a member of the Cantor group, to any person; or

•
with the prior written consent of the general partner and the exchangeable limited partners (by affirmative vote of a BGC Holdings exchangeable limited partnership interest majority in interest, not to be unreasonably withheld or delayed), provided that if such transfer could reasonably be expected to result in the partnership being classified or treated as a publicly traded partnership for U.S. federal income tax purposes, the withholding of consent to such transfer shall not be deemed unreasonable).

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

Working partners and limited partnership unit holders may transfer BGC Holdings working partner interests or BGC Holdings limited partnership units, as the case may be, in the following circumstances:

•	pursuant to a redemption, in the case of working partners, and pursuant to the grants concurrently with the BGC separation, in the case of limited partnership unit holders;

•	in connection with an exchange with BGC Partners, if applicable;

•
if the transferee limited partner is a member of the Cantor group (except that in the event such transferee ceases to be a member of the Cantor group, such interest will automatically transfer to Cantor); or

•	with the mutual consent of the general partner and the BGC Holdings exchangeable limited partnership interest majority in interest.
The special voting limited partner may transfer the special voting limited partnership interest in connection with the contribution and the BGC separation or to a wholly-owned subsidiary of BGC Partners (except that in the event such transferee ceases to be a wholly-owned subsidiary of BGC Partners, the special voting partnership interest will automatically be transferred to BGC Partners, without any further action required on the part of BGC Holdings, BGC Partners or any other person).
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
Corporate Opportunity; Fiduciary Duty
The BGC Holdings limited partnership agreement contains similar corporate opportunity provisions to those included in BGC Partners’ certificate of incorporation with respect to BGC Partners and/or Cantor and their respective representatives. See “—Potential Conflicts of Interest and Competition Among Cantor, BGC and Newmark.”
Parity of Interests
The BGC Holdings limited partnership agreement provides that it is the non-binding intention of BGC Holdings and each of the partners of BGC Holdings that the BGC Holdings ratio at all times equals one. It is the non-binding intention of each of the partners of BGC Holdings and of BGC Holdings that there be a parallel issuance or repurchase transaction by BGC Holdings in the event of any issuance or repurchase by BGC U.S. OpCo of BGC U.S. OpCo units to or held by BGC Holdings so that the BGC Holdings ratio at all times equals one. In August 2008, we were authorized to cause BGC Holdings to issue REUs in connection with acquisitions and to provide for such acquisitions to be done in only one of BGC U.S. OpCo or BGC Global OpCo when appropriate. In such event, we are authorized to break parity with respect to outstanding units in such entities, although no decision to do so has been made at this time.

Second Amended and Restated Limited Partnership Agreements of BGC U.S. OpCo and BGC Global OpCo
Effective as of December 13, 2017, each of BGC U.S. OpCo and BGC Global OpCo entered into a Second Amended and Restated Limited Partnership Agreement. The Second Amended and Restated Limited Partnership Agreements of each of BGC U.S. OpCo and BGC Global OpCo provide that, at our election, in connection with a repurchase of our Class A common stock or similar actions, BGC U.S. OpCo and BGC Global OpCo will redeem and repurchase from us a number of units in BGC U.S. OpCo and BGC Global OpCo equivalent to the number of shares of Class A common stock repurchased by us in exchange for cash in the amount of the gross proceeds to be paid in connection with such stock repurchase. The proportion of such amount to be paid by BGC U.S. OpCo or BGC Global OpCo will be determined by BGC Partners. Certain technical amendments were also made to conform such limited partnership agreements to the BGC Holdings limited partnership agreement.
Management
BGC U.S. OpCo and BGC Global OpCo each are managed by their general partner, which is BGC Holdings. BGC Holdings, in turn, holds the BGC U.S. OpCo general partnership interest and the BGC U.S. OpCo special voting limited partnership interest, which entitles the holder thereof to remove and appoint the general partner of BGC U.S. OpCo, and the BGC Global OpCo general partnership interest and the BGC Global OpCo special voting limited partnership interest, which entitles the holder thereof to remove and appoint the general partner of BGC Global OpCo, and serves as the general partner of each of BGC U.S. OpCo and BGC Global OpCo, which entitles BGC Holdings (and thereby, BGC Partners) to control each of BGC U.S. OpCo and BGC Global OpCo, subject to limited consent rights of Cantor and to the rights of BGC Holdings as the special voting limited partner. BGC Holdings holds its BGC U.S. OpCo general partnership interest through a Delaware limited liability company, BGC Holdings, LLC, and holds its BGC Global OpCo general partnership interest through a company incorporated in the Cayman Islands, BGC Global OpCo Holdings GP Limited.
“Cantor’s consent rights” means that BGC Holdings, in its capacity as general partner of each of BGC U.S. OpCo and BGC Global OpCo, is required to obtain Cantor’s consent to amend the terms of the BGC U.S. OpCo limited partnership agreement or BGC Global OpCo limited partnership agreement or take any other action that may adversely affect Cantor’s exercise of its co-investment rights to acquire BGC Holdings limited partnership interests (and the corresponding investment in BGC U.S. OpCo and BGC Global OpCo by BGC Holdings) or right to exchange BGC Holdings exchangeable limited partnership interests. BGC Partners, in its capacity as the general partner of BGC Holdings, will not cause BGC Holdings, in its capacity as the general partner of BGC U.S. OpCo and BGC Global OpCo, to make any amendments (other than ministerial or other immaterial amendments) to the limited partnership agreement of either BGC U.S. OpCo or BGC Global OpCo unless such action is approved by a majority of BGC Partners’ independent directors.
Classes of Interests in the OpCos
As of the date hereof, BGC U.S. OpCo and BGC Global OpCo each had the following outstanding interests:

•	a general partnership interest, which is held by BGC Holdings;

•	limited partnership interests, which are directly and indirectly held by BGC Partners and BGC Holdings; and

•
a special voting limited partnership interest, which is held by BGC Holdings and which entitles the holder thereof to remove and appoint the general partner of BGC U.S. OpCo or BGC Global OpCo, as the case may be.

The general partner shall determine the aggregate number of authorized units in each of BGC U.S. OpCo and BGC Global OpCo.

Any authorized but unissued BGC U.S. OpCo units or BGC Global OpCo units, as the case may be, may be issued:

•	to BGC Partners and/or BGC Holdings and members of their group, as the case may be, in connection with an investment in BGC U.S. OpCo and BGC Global OpCo;

•
to BGC Holdings or members of its group in connection with a redemption pursuant to the BGC Holdings limited partnership agreement as described in “—Second Amended and Restated BGC Holdings Limited Partnership Agreement—Redemption of BGC Holdings Founding/Working Partner Interests and Limited Partnership Units”;

•
as otherwise agreed by each of the general partner and the limited partners (by affirmative vote of the limited partners holding a majority of the units underlying limited partnership interests outstanding of BGC U.S. OpCo or BGC Global OpCo, as the case may be (except that if BGC Holdings and its group holds a majority in interest and Cantor and its group holds a majority of units underlying the BGC Holdings exchangeable limited partnership interests, then majority of interest means Cantor), which we refer to as an “OpCos majority in interest”;

•	to BGC Partners or BGC Holdings in connection with a grant of equity by BGC Partners or BGC Holdings; and

•	to any BGC U.S. OpCo or BGC Global OpCo partner, as the case may be, in connection with a conversion of an issued unit and interest into a different class or type of unit and interest.
There will be no additional classes of partnership interests in BGC U.S. OpCo or BGC Global OpCo.
Distributions
The profit and loss of BGC U.S. OpCo and BGC Global OpCo are generally allocated based on the total number of BGC U.S. OpCo units and BGC Global OpCo units outstanding, other than in the case of certain litigation matters, the impact of which is allocated to the BGC U.S. OpCo and BGC Global OpCo partners who are members of the BGC Holdings group.
BGC U.S. OpCo and BGC Global OpCo each distribute to each of its partners (subject to the allocation of certain litigation matters to BGC U.S. OpCo and BGC Global OpCo partners, as the case may be, who are members of the BGC Holdings group):

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

•
on or prior to each estimated tax due date for partners who are members of the BGC Holdings group, an amount (positive or negative) for such fiscal quarter in respect of items of income, gain, loss or deduction allocated in respect of certain litigation matters; and

•
as promptly as practicable after the end of each fiscal quarter (or on such other date and time as determined by the general partner) , an amount equal to (a) all amounts allocated to such partner’s capital account with respect to such quarter pursuant to the BGC U.S. OpCo limited partnership agreement or BGC Global OpCo limited partnership agreement, as the case may be, after the date of such agreement over (b) the amount of any prior distributions to such partner so long as such reduction does not bring the amount below zero.

BGC U.S. OpCo or BGC Global OpCo, as the case may be, may, with the prior written consent of the holders of an OpCos majority in interest of the limited partnership interests, decrease the total amount distributed by BGC U.S. OpCo or BGC Global OpCo, as the case may be. In addition, if BGC U.S. OpCo or BGC Global OpCo, as the case may be, is unable to make the distributions required above as a result of any losses of the

OpCos arising from the certain litigation claims, then BGC U.S. OpCo or BGC Global OpCo, as the case may be, will use reasonable best efforts to borrow such amounts as are necessary to make distributions that would have been received by the BGC Partners group in the absence of any such potential litigation claims and to make the estimated proportionate quarterly tax distribution to the Cantor group. The borrowing costs of any such borrowing will be treated as part of such potential litigation claims.
The limited partnership agreements of BGC U.S. OpCo and BGC Global OpCo also provide that at the election of BGC Partners, in connection with a repurchase of its Class A common stock or similar actions, BGC U.S. OpCo and BGC Global OpCo may redeem and repurchase from BGC Partners a number of units equivalent to the number of shares of common stock repurchased by BGC Partners in exchange for cash in the amount of the gross proceeds to be paid in connection with such stock repurchase. The proportion of such amount to be paid by BGC U.S. OpCo and BGC Global OpCo shall be determined by BGC Partners.
Transfers of Interests
In general, subject to the exceptions described below, no BGC U.S. OpCo partner or BGC Global OpCo partner, as the case may be, may transfer or agree to transfer all or any portion of, or any rights, title and interest in and to, its interest in BGC U.S. OpCo or BGC Global OpCo, as the case may be.
Limited partners of BGC U.S. OpCo and BGC Global OpCo may transfer their limited partnership interests in the following circumstances:

•	if the transferee limited partner will be a member of the BGC Partners group or the BGC Holdings group; or

•	with the prior written consent of the general partner and the limited partners (by affirmative vote of an OpCos majority in interest, not to be unreasonably withheld or delayed).
The special voting limited partner may transfer the special voting limited partnership interest in connection with the contribution and the BGC separation or to a wholly-owned subsidiary of BGC Holdings (except that in the event such transferee ceases to be a wholly-owned subsidiary of BGC Holdings, the special voting partnership interest will automatically be transferred to BGC Holdings, without any further action required on the part of BGC U.S. OpCo or BGC Global OpCo, as the case may be, BGC Holdings or any other person).
The general partner may transfer its general partnership interest in the following circumstances:

•	to a new general partner; or

•	with the special voting limited partner’s prior written consent.
The special voting limited partner may in its sole and absolute discretion remove any general partner, with or without cause. The general partner may resign as the general partner of BGC U.S. OpCo or BGC Global OpCo, as the case may be, for any reason, or for no reason whatsoever, except that as a condition to any removal or resignation, the special voting limited partner will first appoint a new general partner who will be admitted to BGC U.S. OpCo or BGC Global OpCo, as the case may be, and the resigning or removed general partner will transfer its entire general partnership interest to the new general partner.
No partner may charge or encumber its BGC U.S. OpCo or BGC Global OpCo interest, as the case may be, or otherwise subject such interest to any encumbrance, except those created by the BGC U.S. OpCo limited partnership agreement or BGC Global OpCo limited partnership agreement, as the case may be.

Amendments
Each of the BGC U.S. OpCo and BGC Global OpCo limited partnership agreements cannot be amended except with the approval of each of the general partner and the limited partners (by the affirmative vote of an OpCos majority in interest) of BGC U.S. OpCo or BGC Global OpCo, as the case may be. In addition, each of the BGC U.S. OpCo and BGC Global OpCo limited partnership agreements cannot be amended to:

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
The general partner of BGC U.S. OpCo or BGC Global OpCo, as the case may be, may authorize any amendment to correct any technically incorrect statement or error in order to further the parties’ intent or to correct any formality or error or defect in the execution of the BGC U.S. OpCo or BGC Global OpCo limited partnership agreement, as the case may be.
Corporate Opportunity; Fiduciary Duty
The BGC U.S. OpCo limited partnership agreement and BGC Global OpCo limited partnership agreement contain similar corporate opportunity provisions to those included in the BGC Partners certificate of incorporation with respect to BGC Partners and/or BGC Holdings and their respective representatives. See “—Potential Conflicts of Interest and Competition Among Cantor, BGC and Newmark.”
Parity of Interests
The BGC U.S. OpCo limited partnership agreement and BGC Global OpCo limited partnership agreement provide that it is the non-binding intention of each of the partners of BGC U.S. OpCo and BGC Global OpCo and each of BGC Global OpCo and BGC U.S. OpCo that the number of outstanding BGC U.S. OpCo units equals the number of outstanding BGC Global OpCo units except with respect to units issued in connection with acquisitions. It is the non-binding intention of each of the partners of BGC U.S. OpCo and BGC Global OpCo and each of BGC Global OpCo and BGC U.S. OpCo that there be a parallel issuance or repurchase transaction by BGC U.S. OpCo or BGC Global OpCo in the event of any issuance or repurchase by the other OpCo other than in the event of an acquisition so that the number of outstanding BGC U.S. OpCo units at all times equals the number of outstanding BGC Global OpCo units.
At the Company’s election, in connection with a repurchase of our Class A common stock or similar actions, BGC U.S. OpCo and BGC Global OpCo will redeem and repurchase from the Company a number of units in BGC U.S. OpCo and BGC Global OpCo equivalent to the number of shares of Class A common stock repurchased by the Company in exchange for cash in the amount of the gross proceeds to be paid in connection with such stock repurchase. The proportion of such amount to be paid by BGC U.S. OpCo or BGC Global OpCo will be determined by BGC Partners.
Tax Matters Agreement
On December 13, 2017, BGC Partners, BGC Holdings, BGC U.S. OpCo, Newmark, Newmark Holdings and Newmark OpCo entered into a tax matters agreement in connection with the Separation that governs the parties’ respective rights, responsibilities and obligations after the Separation with respect to taxes (including taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the distribution and certain related transactions to qualify as tax-free for U.S. federal income tax purposes), tax attributes and tax benefits, the preparation and filing of tax returns, the control of audits and other tax proceedings, tax elections, assistance and cooperation in respect of tax matters, procedures and restrictions relating to the distribution, if any, and certain other tax matters.

In addition, the tax matters agreement imposes certain restrictions on Newmark and its subsidiaries (including restrictions on share issuances, business combinations, sales of assets and similar transactions) that will be designed to preserve the tax-free status of the distribution and certain related transactions. The tax matters agreement provides special rules to allocate tax liabilities in the event the distribution, together with certain related transactions, is not tax-free, as well as any tax liabilities incurred in connection with the Separation. In general, under the tax matters agreement, each party is expected to be responsible for any taxes imposed on BGC Partners or Newmark that arise from the failure of the distribution, together with certain related transactions, to qualify as a transaction that is generally tax-free, for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) and certain other relevant provisions of the Code, to the extent that the failure to so qualify is attributable to actions, events or transactions relating to such party’s respective stock, assets or business, or a breach of the relevant representations or covenants made by that party in the tax matters agreement.
Amended and Restated Tax Receivable Agreement
We are party to a tax receivable agreement with Cantor that was entered into on March 31, 2008, in connection with the transactions contemplated by the BGC separation agreement, and was amended and restated on December 13, 2017, in connection with the Newmark IPO. Certain interests in BGC Holdings may, in effect, be exchanged in the future for shares of BGC Partners Class A common stock or BGC Partners Class B common stock on a one-for-one basis (subject to customary anti-dilution adjustments). The exchanges may result in increases to our share of the tax basis of the tangible and intangible assets of each of BGC U.S. OpCo and BGC Global OpCo and, so long as Newmark remains a consolidated subsidiary Newmark OpCo that otherwise would not have been available, although the Internal Revenue Service may challenge all or part of that tax basis increase, and a court could sustain such a challenge by the Internal Revenue Service. These increases in tax basis, if sustained, may reduce the amount of tax that we would otherwise be required to pay in the future.
The tax receivable agreement provides for the payment by us to Cantor of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to its entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. It is expected that we will benefit from the remaining 15% of cash savings, if any, in income tax that we realize. Pursuant to the tax receivable agreement, we will determine, after consultation with Cantor, the extent to which we are permitted to claim any such tax benefits, and such tax benefits will be taken into account in computing any cash savings so long as our accountants agree that it is at least more likely than not that such tax benefit is available. Cantor has not exercised this right to date, but there can be no assurance that it will not do so in the future.
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
For purposes of the tax receivable agreement, cash savings in income and franchise tax will be computed by comparing our actual income and franchise tax liability to the amount of such taxes that we would have been required to pay had there been no depreciation or amortization deductions available to us that were attributable to an increase in tax basis (or any imputed interest) as a result of an exchange and had we not entered into the tax receivable agreement. The tax receivable will continue in effect until all tax benefits covered thereby have been utilized or expired, unless we (with the approval by a majority of our independent directors) exercise our right to terminate the tax receivable agreement for an amount based on an agreed value of payments remaining to be made under the agreement, provided that if Cantor and we cannot agree upon a value, the agreement will remain in full force and effect. The actual amount and timing of any payment under the tax receivable agreement will vary depending on a number of factors, including the timing of exchanges, the extent to which such exchanges are taxable and the amount and timing of our income.
Any amendment to the tax receivable agreement will be subject to approval by a majority of our independent directors. The amendment and restatement of the tax receivable agreement in December of 2017 was approved by the majority of our independent directors.
Potential Conflicts of Interest and Competition Among Cantor, BGC and Newmark
General
Various conflicts of interest between us, Newmark and Cantor may arise in the future in a number of areas relating to our past and ongoing relationships, including potential acquisitions of businesses or properties, the election of new directors, payment of dividends, incurrence of indebtedness, tax matters, financial commitments, marketing functions, indemnity arrangements, service arrangements, issuances of capital stock, sales or distributions of shares of our common stock and the exercise by Cantor of control over BGC’s and Newmark’s management and affairs.
Conflicts of interest may arise between and among BGC, Newmark and Cantor in a number of areas relating to each of their past and ongoing relationships, including:

•	potential acquisitions and dispositions of businesses;

•	the issuance or disposition of securities;

•	the election of new or additional directors to the board of directors of either BGC or Newmark;

•
the payment of dividends by either BGC or Newmark (if any), distribution of profits by BGC U.S., BGC Global and/or BGC Holdings or Newmark OpCo and/or Newmark Holdings, as applicable, and repurchases of shares of either company’s common stock or purchases of BGC Holdings or Newmark Holdings limited partnership interests or other equity interests in subsidiaries of either BGC or Newmark, as applicable, including from Cantor, BGC or executive officers of BGC or Newmark, other employees, partners and others, as applicable;

•	business operations or business opportunities of BGC, Newmark and Cantor that would compete with the other party’s business opportunities;

•	intellectual property matters;

•	business combinations involving BGC or Newmark;

•	conflicts between BGC’s agency trading for primary and secondary bond sales and Cantor’s investment banking bond origination business;

•	competition between BGC’s and Cantor’s other equity derivatives and cash equity inter-dealer brokerage businesses;

•	the terms of the Separation and Distribution agreement and the ancillary agreements BGC and Newmark entered into in connection with the Separation;

•	the nature, quality and pricing of administrative services to be provided by BGC, Cantor and/or Tower Bridge;

•	potential and existing loan arrangements; and

•	provision of clearing capital pursuant to the Clearing Agreement and potential and existing loan arrangements.
We also expect that Cantor will manage its ownership of BGC and Newmark so that no company will be deemed to be an investment company under the Investment Company Act, including by maintaining its voting power in BGC and/or Newmark, as applicable, above a majority absent an applicable exemption from the Investment Company Act. This may result in conflicts with BGC and/or Newmark, including those relating to acquisitions or offerings by BGC and/or Newmark involving issuances of shares of common stock, or securities convertible or exchangeable into shares of common stock, that would dilute the voting power in BGC of the holders of BGC Holdings exchangeable limited partnership interests and in Newmark of the holders of Newmark Holdings exchangeable limited partnership interests.
Moreover, the service of officers or partners of Cantor as our executive officers and directors and of officers or partners of BGC Partners or Cantor as Newmark’s executive officers and directors, and those persons’ ownership interests in and payments from BGC Partners or Cantor and their respective affiliates, as applicable, could create conflicts of interest when Newmark and those directors or executive officers are faced with decisions that could have different implications for BGC and/or Newmark and them.
For purposes of the below:

•	“BGC Partners Company” means BGC Partners or any of its affiliates (other than, if applicable, Newmark and Newmark’s subsidiaries);

•	“Newmark Company” means Newmark or any of its affiliates;

•	“representatives” means, with respect to any person, the directors, officers, employees, general partners or managing member of such person; and

•
“corporate opportunity” means any business opportunity that BGC or Newmark, respectively, are financially able to undertake, that is, from its nature, in BGC’s or Newmark’s lines of business, respectively, is of practical advantage to BGC or Newmark, respectively, and is one in which BGC or Newmark, respectively has an interest or a reasonable expectancy, and in which, by embracing the opportunities, the self-interest of a BGC Partners Company, a Newmark Company or a Cantor Company or any of their respective representatives, as the case may be, will be brought into conflict with one another’s self-interest.

BGC Partners
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

•	Mr. Merkel, who serves as our Executive Vice President and General Counsel, is employed as Executive Managing Director, General Counsel and Secretary of Cantor.
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
Agreements and other arrangements with Cantor and/or Newmark may be amended upon agreement of the parties to those agreements and approval of our audit committee. During the time that we are controlled by Cantor, Cantor may be able to require us to agree to amendments to these agreements. We may not be able to resolve any potential conflicts and, even if we do, the resolution may be less favorable to us than if we were dealing with an unaffiliated party. As a result, the prices charged to or by us for services provided under agreements with Cantor may be higher or lower than prices that may be charged to or by third parties, and the terms of these agreements may be more or less favorable to us than those that we could have negotiated with third parties.
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
No contract, agreement, arrangement or transaction between any BGC Partners Company, any Newmark Company, any Cantor Company or any of their respective representatives, on the one hand, and BGC or any of BGC’s representatives, on the other hand, will be void or voidable solely because any BGC Partners Company, Newmark Company, any Cantor Company or any of their respective representatives has a direct or indirect interest in such contract, agreement, arrangement or transaction, and any BGC Partners Company, Newmark Company, any Cantor Company or any of their respective representatives (i) shall have fully satisfied and fulfilled its duties and obligations to BGC and BGC’s stockholders with respect thereto; and (ii) shall not be liable to BGC or BGC’s stockholders for any breach of any duty or obligation by reason of the entering into, performance or consummation of any such contract, agreement, arrangement or transaction, if:

•
such contract, agreement, arrangement or transaction is approved by BGC’s Board of Directors or any committee thereof by the affirmative vote of a majority of the disinterested directors, even if the disinterested directors constitute less than a quorum;

•
such contract, agreement, arrangement or transaction is approved by BGC’s stockholders by the affirmative vote of a majority of the voting power of all of Newmark’s outstanding shares of capital stock entitled to vote thereon, excluding from such calculation shares of capital stock that are beneficially owned (as such term is defined in Rule 16a-1(a)(2) promulgated by the SEC under the Exchange Act) by a BGC Partners Company, a Newmark Company, or a Cantor Company, respectively; or

•	such contract, agreement, arrangement or transaction, judged according to the circumstances at the time of the commitment, is fair to us.
While the satisfaction of the foregoing conditions shall be sufficient to show that any BGC Partners Company, any Newmark Company, any Cantor Company or any of their respective representatives (i) shall have fully satisfied and fulfilled its duties and obligations to BGC and BGC’s stockholders with respect thereto; and (ii) shall not be liable to BGC or BGC’s stockholders for any breach of any duty or obligation by reason of the entering into, performance or consummation of any such contract, agreement, arrangement or transaction, none of the foregoing conditions shall be required to be satisfied for such showing.
BGC’s directors who are also directors or officers of any BGC Partners Company, any Newmark Company, any Cantor Company or any of their respective representatives may be counted in determining the presence of a quorum at a meeting of our Board of Directors or of a committee that authorizes such contract, agreement, arrangement or transaction. Shares of our common stock owned by any BGC Partners Company, any Newmark Company, any Cantor Company or any of their respective representatives may be counted in determining the presence of a quorum at a meeting of stockholders called to authorize such contract, agreement, arrangement or transaction. Our directors who are also directors or officers of any BGC Partners Company, any Newmark Company, any Cantor Company or any of their respective representatives shall not owe or be liable for breach of any fiduciary duty to BGC or any of BGC’s stockholders for any action taken by any BGC Partners Company, any Newmark Company, any Cantor Company or their respective representatives, in their capacity as BGC’s stockholder or affiliate.
Newmark
Various conflicts of interest between and among Newmark, BGC Partners and Cantor may arise in the future in a number of areas relating to Newmark’s past and ongoing relationships, including potential acquisitions of businesses or properties, the election of new directors, payment of dividends, incurrence of indebtedness, tax matters, financial commitments, marketing functions, indemnity arrangements, service arrangements, issuances of capital stock, sales or distributions of shares of Newmark’s common stock and the exercise by Cantor of control over Newmark’s management and affairs.

Cantor will be able to exercise control over Newmark’s management and affairs and all matters requiring stockholder approval, including the election of Newmark’s directors and determinations with respect to acquisitions and dispositions, as well as material expansions or contractions of Newmark’s business, entry into new lines of business and borrowings and issuances of Newmark’s common stock or other securities. Cantor’s voting power may also have the effect of delaying or preventing a change of control of Newmark. This control will also be exercised because Cantor is, in turn, controlled by CFGM, its managing general partner, and, ultimately, by Mr. Lutnick, who serves as Newmark’s Chairman. Mr. Lutnick is also the Chairman of the Board of Directors and Chief Executive Officer of BGC Partners and Cantor and the Chairman and Chief Executive Officer of CFGM as well as the trustee of an entity that is the sole shareholder of CFGM. Mr. Merkel, who serves as Executive Managing Director, General Counsel and Secretary of Cantor, also services as Newmark’s Executive Vice President and Chief Legal Officer.
In addition, each of BGC Partners and Cantor has from time to time in the past and may in the future consider possible strategic realignments of its own businesses and/or of the relationships that exist between and among BGC Partners and/or Cantor and their other respective affiliates and us. Any future material related-party transaction or arrangement between BGC Partners and/or Cantor and their other respective affiliates and Newmark is subject to the prior approval by Newmark’s Audit Committee, but generally does not require the separate approval of Newmark’s stockholders, and if such stockholder approval is required, Cantor may retain sufficient voting power to provide any such requisite approval without the affirmative consent of Newmark’s other stockholders.
Newmark’s agreements and other arrangements with BGC Partners and Cantor, including the Separation and Distribution Agreement, may be amended upon agreement of the parties to those agreements and approval of Newmark’s Audit Committee. During the time that Newmark is controlled by Cantor, Cantor may be able to require Newmark to agree to amendments to these agreements. Newmark may not be able to resolve any potential conflicts, and, even if Newmark does, the resolution may be less favorable to Newmark than if Newmark were dealing with an unaffiliated party. As a result, the prices charged to or by Newmark for services provided under Newmark’s agreements with BGC Partners and/or Cantor may be higher or lower than prices that may be charged to or by third parties, and the terms of these agreements may be more or less favorable to Newmark than those that Newmark could have negotiated with third parties.
In order to address potential conflicts of interest between or among BGC Partners, Cantor and their respective representatives and us, Newmark’s certificate of incorporation contains provisions regulating and defining the conduct of Newmark’s affairs as they may involve BGC Partners and/or Cantor and their respective representatives, and Newmark’s powers, rights, duties and liabilities and those of Newmark’s representatives in connection therewith. Newmark’s certificate of incorporation provides that, to the greatest extent permitted by law, no Cantor Company or BGC Partners Company, each as defined below, or any of the representatives, as defined below, of a Cantor Company or BGC Partners Company will, in its capacity as Newmark’s stockholder or affiliate, owe or be liable for breach of any fiduciary duty to Newmark or any of Newmark’s stockholders. In addition, to the greatest extent permitted by law, none of any Cantor Company, BGC Partners Company or any of their respective representatives will owe any duty to refrain from engaging in the same or similar activities or lines of business as Newmark or Newmark’s representatives or doing business with any of Newmark’s or Newmark’s representatives’ clients or customers. If any Cantor Company, BGC Partners Company or any of their respective representatives acquires knowledge of a potential transaction or matter that may be a corporate opportunity (as defined below) for any such person, on the one hand, and Newmark or any of Newmark’s representatives, on the other hand, such person will have no duty to communicate or offer such corporate opportunity to Newmark or any of Newmark’s representatives, and will not be liable to us, any of Newmark’s stockholders or any of Newmark’s representatives for breach of any fiduciary duty by reason of the fact that they pursue or acquire such corporate opportunity for themselves, direct such corporate opportunity to another person or do not present such corporate opportunity to Newmark or any of Newmark’s representatives, subject to the requirement described in the following sentence. If a third party presents a corporate opportunity to a person who is both Newmark’s representative and a representative of a BGC Partners Company and/or a Cantor Company, expressly and solely in such person’s capacity as Newmark’s representative, and such person acts in good faith in a manner consistent with the policy that such corporate opportunity belongs to us, then such person will be deemed to have fully satisfied and fulfilled any fiduciary duty that such person has to Newmark as Newmark’s representative with respect to such corporate opportunity, provided that any BGC Partners Company, any Cantor Company or any of their respective representatives may pursue such corporate opportunity if Newmark decide not to pursue such corporate opportunity.
No contract, agreement, arrangement or transaction between any BGC Partners Company, any Cantor Company or any of their respective representatives, on the one hand, and Newmark or any of Newmark’s representatives, on the other hand, will be void or voidable solely because any BGC Partners Company, any Cantor Company or any of their respective representatives has a direct or indirect interest in such contract, agreement, arrangement or transaction, and any BGC Partners Company, any Cantor Company or any of their respective representatives (i) shall have fully satisfied and fulfilled its duties and obligations to Newmark and Newmark’s stockholders with respect thereto; and (ii) shall not be liable to Newmark or Newmark’s stockholders for any breach of any duty or obligation by reason of the entering into, performance or consummation of any such contract, agreement, arrangement or transaction, if:

•
such contract, agreement, arrangement or transaction is approved by Newmark’s Board of Directors or any committee thereof by the affirmative vote of a majority of the disinterested directors, even if the disinterested directors constitute less than a quorum;

•
such contract, agreement, arrangement or transaction is approved by Newmark’s stockholders by the affirmative vote of a majority of the voting power of all of Newmark’s outstanding shares of capital stock entitled to vote thereon, excluding from such calculation shares of capital stock that are beneficially owned (as such term is defined in Rule 16a-1(a)(2) promulgated by the SEC under the Exchange Act by a BGC Partners Company or a Cantor Company, respectively; or

•	such contract, agreement, arrangement or transaction, judged according to the circumstances at the time of the commitment, is fair to us.
While the satisfaction of the foregoing conditions shall be sufficient to show that any BGC Partners Company, any Cantor Company or any of their respective representatives (i) shall have fully satisfied and fulfilled its duties and obligations to Newmark and Newmark’s stockholders with respect thereto; and (ii) shall not be liable to Newmark or Newmark’s stockholders for any breach of any duty or obligation by reason of the entering into, performance or consummation of any such contract, agreement, arrangement or transaction, none of the foregoing conditions shall be required to be satisfied for such showing.
Newmark’s directors who are also directors or officers of any BGC Partners Company, any Cantor Company or any of their respective representatives may be counted in determining the presence of a quorum at a meeting of Newmark’s Board of Directors or of a committee that authorizes such contract, agreement, arrangement or transaction. Shares of Newmark’s common stock owned by any BGC Partners Company, any Cantor Company or any of their respective representatives may be counted in determining the presence of a quorum at a meeting of stockholders called to authorize such contract, agreement, arrangement or transaction. Newmark’s directors who are also directors or officers of any BGC Partners Company, any Cantor Company or any of their respective representatives shall not owe or be liable for breach of any fiduciary duty to Newmark or any of Newmark’s stockholders for any action taken by any BGC Partners Company, any Cantor Company or their respective representatives, in their capacity as Newmark’s stockholder or affiliate.

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
(Case No. 2018-0722), alleging breaches of fiduciary duty against (i) the members of the Board of Directors of BGC, (ii) Howard Lutnick, Cantor Fitzgerald Group Management, Inc., and Cantor Fitzgerald, L.P.as controlling stockholders of BGC, and (iii) Howard Lutnick as an officer of BGC. The complaint challenges the transactions by which BGC (i) completed the Berkeley Point Financial LLC acquisition from Cantor Commercial Real Estate Company, L.P. (“CCRE”)for $875 million and (ii) committed to invest $100 million for a 27% interest in Real Estate, L.P. (collectively, the “Transaction”). Among other things, the complaint alleges that (i) the price BGC paid in connection with the Transaction was unfair, (ii) the process leading up to the Transaction was unfair, and (iii) the members of the special committee of the Board of Directors of the Company were not independent. It seeks to recover for the Company unquantified damages, disgorgement of any payments received by defendants, and attorneys’ fees.
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
In response to motions to dismiss filed by all defendants in December 2018, Plaintiffs filed a motion for leave to amend the operative complaint in February 2019, requesting that the Court allow them to supplement their allegations, which the Court granted. The amended complaint alleges the same purported breaches of fiduciary duty as the operative complaint, raises no new claims, and seeks identical relief, but includes additional allegations, including alleged reasons for plaintiffs’ failure to make a demand on the Board, which was the basis of defendants’ motion to dismiss. On March 19, 2019, all defendants filed motions to dismiss the amended complaints, again on demand grounds. On September 30, 2019, the Court denied defendants’ motions to dismiss, permitting the case to move forward into discovery. In its ruling, the Court determined that the amended complaint sufficiently pled that plaintiffs were not required to make demand on the Board in order to file a derivative suit, but did not make findings of fact with respect to the underlying merits of plaintiffs’ allegations concerning the Transaction. On February 11, 2021, following the close of discovery, the Company and the independent directors of the Board filed motions for summary judgment seeking dismissal of the case based on the discovery record, which plaintiffs have opposed. If the Court does not rule in defendants’ favor on these motions, trial is currently set for October 2021.

The Company continues to believe that the allegations pled against the defendants in the amended complaint are without merit and intends to defend against them vigorously as the case moves forward. However, as in any litigated matter, the outcome cannot be determined with certainty.
Transactions by Cantor with BGC in Equity Securities
Our Board of Directors has determined that Cantor is a “deputized” director of the Company for purposes of Rule 16b-3 under the Exchange Act with respect to the transactions contemplated by the BGC separation and the merger and other transactions from time to time. Rule 16b-3 exempts from the short-swing profits liability provisions of Section 16(b) of the Exchange Act certain transactions in an issuer’s securities between the issuer or its majority-owned subsidiaries and its officers and directors if, among other things, the transaction is approved in advance by the issuer’s Board of Directors or a disinterested committee of the issuer’s board of directors. The Rule 16b-3 exemption extends to any such transactions by an entity beneficially owning more than 10% of a class of an issuer’s equity securities if the entity is a “deputized” director because it has a representative on the issuer’s Board of Directors. Our Board of Directors’ intent in determining that Cantor is a “deputized” director is that Cantor’s acquisitions or dispositions of shares of our common stock or interests in our common stock from or to us or their respective majority-owned subsidiaries will be eligible for the Rule 16b-3 exemption from the short-swing profits liability provisions of Section 16(b) of the Exchange Act.
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
On August 1, 2018, our Board of Directors and Audit Committee authorized up to $300 million of share repurchases and unit redemptions. As of March 31, 2021, we had approximately $245.4 million remaining under this authorization and may continue to actively make repurchases or purchases, or cease to make such repurchases or purchases, from time to time.
All of our 2020 transactions were redemptions and redemptions for zero.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES
The following table sets forth the aggregate fees incurred by us for audit and other services rendered by Ernst & Young during the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Audit fees	$9,286,774	$8,702,495
Audit-related fees	138,000	224,325
Tax fees	3,024,904	1,854,395
All other fees	—	—

Total	$12,449,678	$10,781,215
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
AUDIT COMMITTEE’S PRE-APPROVAL POLICIES AND PROCEDURES
During 2020, our Audit Committee specifically approved the appointment of Ernst & Young to be our independent auditors for the year ended December 31, 2020. Ernst & Young was also approved to perform reviews of our quarterly financial reports within the year ended December 31, 2020 and certain other audit- related services such as accounting consultations. Pursuant to our Audit Committee Charter, the Audit Committee will pre-approve auditing services, internal control-related services and permitted non-audit services to be performed for us by our independent auditors, as set forth in the Audit Committee Charter.
PART IV—OTHER INFORMATION

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements. The consolidated financial statements required to be filed in this Annual Report on Form 10-K/A are included in Part II, Item 8 in the Original 10-K.
(a) (2) Schedule I, Parent Company Only Financial Statements. All other schedules are omitted because they are not applicable or not required, or the required information is in the financial statements or the notes thereto.
(a) (3) The following Exhibits are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A as required by Regulation S-K.
The following Exhibits are filed as part of this Report as required by Regulation S-K. The Exhibits designated by an asterisk (*) are management contracts and compensation plans and arrangements required to be filed as Exhibits to this Report. Certain exhibits have been previously filed with the SEC pursuant to the Securities Exchange Act of 1934 (Commission File Number 0-28191).

EXHIBIT INDEX

Exhibit Number	Exhibit Title

1.1	Controlled Equity Offering SM Sales Agreement between BGC Partners, Inc. and Cantor Fitzgerald & Co., dated March 9, 2018 (incorporated by reference to Exhibit 1.1 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on March 9, 2018)

2.1	Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)

2.2	Amendment No. 1, dated as of November 5, 2007, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)

2.3	Amendment No. 2, dated as of February 1, 2008, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)

2.4	Separation Agreement, dated as of March 31, 2008, by and among Cantor Fitzgerald, L.P., BGC Partners, LLC, BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

2.5	Purchase Agreement, dated as of April 1, 2013, by and among BGC Partners, Inc., BGC Partners, L.P., The NASDAQ OMX Group, Inc., and for certain limited purposes, Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013)

2.6	Tender Offer Agreement executed by BGC Partners, Inc., BGC Partners, L.P. and GFI Group Inc., dated February 19, 2015 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2015)

2.7	Stock Purchase Agreement by and among GFINet, Inc., GFI TP Holdings Pte Ltd, Intercontinental Exchange, Inc., and, solely for the purposes set forth therein, GFI Group Inc. and BGC Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 18, 2015)

2.8	Agreement and Plan of Merger, dated December 22, 2015, by and among BGC Partners, Inc., JPI Merger Sub 1, Inc., JPI Merger Sub 2, LLC, Jersey Partners Inc., New JP Inc., Michael Gooch and Colin Heffron (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2015)

2.9	Transaction Agreement, dated as of July 17, 2017, by and among BGC Partners, Inc. BGC Partners, L.P., Cantor Fitzgerald, L.P., Cantor Commercial Real Estate Company, L.P., Cantor Sponsor, L.P., CF Real Estate Finance Holdings, L.P. and CF Real Estate Finance Holdings GP, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 21, 2017)

2.10	Amended and Restated Separation and Distribution Agreement, dated as of November 23, 2018, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., BGC Global Holdings, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 27, 2018)

Exhibit Number	Exhibit Title

3.1	Restated Certificate of Incorporation of BGC Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016)

3.2	Amended and Restated Bylaws of BGC Partners, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.1	Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended (included as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2021).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on April 18, 2008)

4.3	Indenture, dated as of June 26, 2012, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2012)

4.4	Third Supplemental Indenture, dated as of May 27, 2016, by and between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to the 5.125% Senior Notes due 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed with the SEC on May 31, 2016)

4.5	Form of 5.125% Senior Notes due 2021 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 31, 2016)

4.6	Fourth Supplemental Indenture, dated as of July 24, 2018, by and between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to the 5.375% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed with the SEC on July 25, 2018)

4.7	Form of 5.375% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2018)

4.8	Indenture, dated as of September 27, 2019, between BGC Partners, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on September 30, 2019)

4.9	First Supplemental Indenture, dated as of September 27, 2019, between BGC Partners, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed with the SEC on September 30, 2019)

4.10	Form of BGC Partners, Inc. 3.750% Senior Notes due 2024 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed with the SEC on September 30, 2019)

4.11	Second Supplemental Indenture, dated as of July 10, 2020, between BGC Partners, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 14, 2020)

4.12	Form of BGC Partners, Inc. 4.375% Senior Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 14, 2020)

10.1	Registration Rights Agreement, dated as of December 9, 1999, by and among eSpeed, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.2	Registration Rights Agreement by and between Cantor Fitzgerald, L.P. and BGC Partners, LLC, dated as of March 31, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

Exhibit Number	Exhibit Title

10.3	Administrative Services Agreement, dated as of March 6, 2008, by and between Cantor Fitzgerald, L.P. and BGC Partners, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.4	Administrative Services Agreement, dated as of August 9, 2007, by and among Tower Bridge International Services L.P. and BGC International (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.5	BGC Holdings, L.P. Participation Plan, effective as of April 1, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.6	Tax Receivable Agreement, dated as of March 31, 2008, by and between BGC Partners, LLC and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.7	License Agreement, dated as of April 1, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.8	Clearing Services Agreement, dated May 9, 2006, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.9	Amendment to Clearing Services Agreement, dated November 7, 2008, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.10	Second Amendment, dated August 16, 2010, to the Clearing Services Agreement, dated May 9, 2006, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2020)

10.11	Third Amendment , dated June 16, 2020, to the Clearing Services Agreement, dated May 9, 2006, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2020)

10.12	Agreement dated November 5, 2008 between BGC Partners, Inc. and Cantor Fitzgerald, L.P. regarding clearing capital (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.13	First Amendment, dated June 16, 2020, to the Agreement between BGC Partners, Inc. and Cantor Fitzgerald, L.P. regarding clearing capital, dated November 5, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2020)

10.14	Subscription Agreement, dated March 16, 2010, among BGC Partners, Inc., BGC Holdings, L.P. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.15	Registration Rights Agreement, dated as of April 1, 2010, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

Exhibit Number	Exhibit Title

10.16	Tower Bridge International Services L.P. and BGC Brokers L.P. Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.17	Tower Bridge International Services L.P. and Cantor Fitzgerald Europe Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.18	Tower Bridge International Services L.P. and Cantor Index Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.19	Tower Bridge International Services L.P. and BGC International Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.20	Tower Bridge International Services L.P. and eSpeed International Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.21	Tower Bridge International Services L.P. and eSpeed Support Services Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.22	Amended and Restated Change in Control Agreement dated August 3, 2011 between Howard W. Lutnick and BGC Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)*

10.23	Amended and Restated Change in Control Agreement dated August 3, 2011 between Stephen M. Merkel and BGC Partners, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)*

10.24	Deed of Amendment, dated August 14, 2020, between Shaun D. Lynn and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 14, 2020)*

10.25	Amended and Restated Deed of Adherence, dated as of January 22, 2014, between Sean Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 28, 2014)*

10.26	Deed of Amendment, dated February 24, 2017, to the Amended and Restated Deed of Adherence, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.86 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2017)*

10.27	Deed of Amendment, dated November 5, 2020, to the Amended and Restated Deed of Adherence, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020)*

10.28	Consultancy Agreement, dated February 24, 2017, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.87 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2017)*

Exhibit Number	Exhibit Title

10.29	Amendment, dated November 5, 2020, to the Consultancy Agreement, dated February 24, 2017, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020)*

10.30	Letter Agreement, dated as of August 24, 2015, among BGC Partners, Inc., BGC Partners, L.P. and GFI Group Inc., relating to shareholder litigation and the Tender Offer Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015)

10.31	Seventh Amended and Restated Long Term Incentive Plan, dated as of June 22, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2016)*

10.32	Second Amended and Restated BGC Partners, Inc. Incentive Bonus Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2017)*

10.33	Amended and Restated Agreement of Limited Partnership of CF Real Estate Finance Holdings, L.P., dated as of September 8, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2017)

10.34	Second Amended and Restated Agreement of Limited Partnership of BGC Holdings, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.35	Amendment No. 1, dated November 8, 2018, to the Second Amended and Restated Agreement of Limited Partnership of BGC Holdings, L.P (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2018).

10.36	Second Amended and Restated Agreement of Limited Partnership of BGC Partners, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.37	Second Amended and Restated Agreement of Limited Partnership of BGC Global Holdings, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.38	Registration Rights Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.39	Tax Matters Agreement, dated as of December 13, 2017, by and among BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.40	Amended and Restated Tax Receivable Agreement, dated as of December 13, 2017, by and between Cantor Fitzgerald, L.P. and BGC Partners, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.41	Registration Rights Agreement, dated as of July 10, 2020, between BGC Partners, Inc. and the parties named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 14, 2020)

Exhibit Number	Exhibit Title

10.42	Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 23, 2018)

10.43	Amendment, dated August 6, 2018, to the Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2018)

10.44	Amended and Restated Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 23, 2018)

10.45	Credit Agreement, dated as of November 28, 2018, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 27, 2018)

10.46	First Amendment, dated December 11, 2019, to the Credit Agreement, dated as of November 28, 2018, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2019)

10.47	Second Amendment, dated February 26, 2020, to the Credit Agreement, dated as of November 28, 2018, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as the Administrative Agent. (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2021)

21.1	List of subsidiaries of BGC Partners, Inc. (included as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2021)

23.1	Consent of Ernst & Young LLP (included as Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2021)

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2021)

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2021)

31.3	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2021)

Exhibit Number	Exhibit Title

101	The following materials from BGC Partners’ Annual Report on Form
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

104	The cover page from this Amendment No. 1 to Annual Report on Form 10-K/A, formatted in inline XBRL.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No.1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of April, 2021.

BGC Partners, Inc.

By:	/s/ Howard W. Lutnick
Name: Howard W. Lutnick
Title: Chairman of the Board and Chief Executive Officer