Form 10-Q
period 2021-03-31
BGC Partners, Inc.
filed 2021-05-07
CIK 1094831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

On May 4, 2021, the registrant had 338,503,870 shares of Class A common stock, $0.01 par value, and 45,884,380 shares of Class B common stock, $0.01 par value, outstanding.

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

Corant

Corant Global Limited, the proposed holding company for all insurance brokerage businesses of BGC, subject to regulatory consent; comprising its broking operations of Ed Broking, Besso, Piiq Risk Partners and Junge, as well as the group’s managing general agents Cooper Gay, Globe Underwriting and Epsilon

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

TERM	DEFINITION

Fenics Growth Platforms	Includes Fenics UST, Fenics GO, Lucera, Fenics FX and other newer standalone platforms

Fenics Integrated

Includes businesses that utilize sufficient levels of technology such that significant amounts of their transactions can be, or are, executed without broker intervention and have expected pre-tax margins of at least 25%

Fenics Markets	Includes the Fully Electronic portions of BGC’s brokerage businesses, data, software and post-trade revenues that are unrelated to Fenics Growth Platforms, as well as Fenics Integrated revenues

FINRA	Financial Industry Regulatory Authority

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

Lucera	A wholly owned subsidiary of the Company, also known as “LFI Holdings, LLC” or “LFI,” is a software defined network offering the trading community direct connectivity

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

•

macroeconomic and other challenges and uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, including the distribution of effective vaccines, public acceptance of the vaccines, and governmental and public reactions thereto, including the adoption of vaccine passport requirements by governmental authorities or private operators of public spaces, the U.S. and global economies, financial and insurance markets and consumer and corporate clients and customers, including economic activity, employment levels and market liquidity, as well as the various actions taken in response to the challenges and uncertainties by governments, central banks and others, including us;

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

•

the impact on our stock price of the reduction of our dividend and potential future changes in our capital deployment priorities, including repurchases and dividend policy, as well as reductions in BGC Holdings distributions to partners and the related impact of such reductions, as well as layoffs, salary cuts, and expected lower commissions or bonuses on the repayment of partner loans;

•	the integration of acquired businesses with our other businesses;
•	the rebranding of our current businesses or risks related to any potential dispositions of all or any portion of our existing or acquired businesses;
•	market volatility as a result of the effects of COVID-19, which may not be sustainable or predictable in future periods;
•

economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including the impact of COVID-19 on the global markets, and related government stimulus packages, government “shelter-in-place” mandates and other restrictions on business and commercial activity and timing of reopening of world economies, uncertainty regarding the nature, timing and consequences of Brexit following the withdrawal process, including potential reduction in investment in the U.K. and the failure of the U.K. and the EU to obtain agreement on regulations or adopt “equivalence decisions” governing the financial services industry, and the pursuit of trade, border control or other related policies by the U.S. and/or other countries (including U.S.- China trade relations), political and labor unrest in Hong Kong, China, and other jurisdictions, conflict in the Middle East, the impact of U.S. government shutdowns, elections, political unrest or stalemates in the U.S. or abroad, risks of illness of the U.S. President and other governmental officials, and the impact of terrorist acts, acts of war or other violence or political unrest, as well as natural disasters or weather-related or similar events, including hurricanes as well as power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services and the impacts of pandemics and other international health emergencies, including COVID-19;

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

•

the effect on our businesses of inflationary pressures, infrastructure spending, changes in interest rates, changes in benchmarks, including the phase out of LIBOR and federal and state legislation relating thereto, the level of worldwide governmental debt issuances, austerity programs, government stimulus packages, including those related to COVID-19, increases or decreases in deficits and the impact of increased government tax rates, and other changes to monetary policy, and potential political impasses or regulatory requirements, including increased capital requirements for banks and other institutions or changes in legislation, regulations and priorities;

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

•

certain financial risks, including the possibility of future losses, reduced cash flows from operations, increased leverage, reduced availability under the Revolving Credit Agreement, and the need for short- or long-term borrowings, including from Cantor, our ability to refinance our indebtedness, including in the credit markets, and changes to interest rates and liquidity or our access to other sources of cash relating to acquisitions, dispositions, or other matters, potential liquidity and other risks relating to our ability to maintain continued access to credit and availability of financing necessary to support our ongoing business needs, on terms acceptable to us, if at all, and risks associated with the resulting leverage, including potentially causing a reduction in our credit ratings and the associated outlooks and increased borrowing costs as well as interest rate and foreign currency exchange rate fluctuations;

•

risks associated with the temporary or longer-term investment of our available cash, including in the BGC OpCos, defaults or impairments on our investments, joint venture interests, stock loans or cash management vehicles and collectability of loan balances owed to us by partners, employees, the BGC OpCos or others;

•

our ability to enter new markets or develop new products, trading desks, marketplaces, or services for existing or new clients, including efforts to convert certain existing products to a Fully Electronic trade execution, and to induce such clients to use these products, trading desks, marketplaces, or services and to secure and maintain market share, including changes to the likelihood or timing of such efforts due to COVID-19 or other developments;

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

•

our estimates or determinations of potential value with respect to various assets or portions of our businesses, such as Fenics and our insurance brokerage business (Corant), including with respect to the accuracy of the assumptions or the valuation models or multiples used;

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
•

our ability to remediate any material weaknesses in our internal controls and our ability to identify and remediate any future material weaknesses or significant deficiencies in our internal controls which could affect our ability to properly maintain books and records, prepare financial statements and reports in a timely manner, control our policies, practices and procedures, operations and assets, assess and manage our operational, regulatory and financial risks, and integrate our acquired businesses and brokers, salespeople, managers and other professionals;

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

•

the fact that the prices at which shares of our Class A common stock are or may be sold in one or more of our CEO Program or other offerings, acquisitions, or other transactions may vary significantly, and purchasers of shares in such offerings or other transactions, as well as existing stockholders, may suffer significant dilution if the price they paid for their shares is higher than the price paid by other purchasers in such offerings or transactions;

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

(unaudited)

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$574,384	$593,646
Cash segregated under regulatory requirements	257,512	257,031
Securities owned	59,527	58,572
Marketable securities	338	349
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	1,822,549	304,022
Accrued commissions and other receivables, net	854,761	739,009
Loans, forgivable loans and other receivables from employees and partners, net	419,638	408,142
Fixed assets, net	211,233	214,782
Investments	40,004	38,008
Goodwill	556,392	556,211
Other intangible assets, net	281,571	287,157
Receivables from related parties	6,919	11,953
Other assets	485,837	480,418
Total assets	$5,570,665	$3,949,300
Liabilities, Redeemable Partnership Interest, and Equity
Short-term borrowings	$3,510	$3,849
Repurchase agreements	94	—
Accrued compensation	202,918	220,726
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	1,676,985	179,716
Payables to related parties	47,501	36,252
Accounts payable, accrued and other liabilities	1,435,951	1,363,919
Notes payable and other borrowings	1,313,295	1,315,935
Total liabilities	4,680,254	3,120,397
Commitments, contingencies and guarantees (Note 19)
Redeemable partnership interest	19,989	20,674
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 750,000 shares authorized; 385,857 and 373,545 shares issued at March 31, 2021 and December 31, 2020, respectively; and 334,364 and 323,018 shares outstanding at March 31, 2021 and December 31, 2020, respectively	3,858	3,735
Class B common stock, par value $0.01 per share; 150,000 shares authorized; 45,884 shares issued and outstanding at each of March 31, 2021 and December 31, 2020, convertible into Class A common stock	459	459
Additional paid-in capital	2,365,750	2,354,492
Treasury stock, at cost: 51,492 and 50,527 shares of Class A common stock at March 31, 2021 and December 31, 2020, respectively	(318,864)	(315,313)
Retained deficit	(1,226,187)	(1,265,504)
Accumulated other comprehensive income (loss)	(32,284)	(28,930)
Total stockholders’ equity	792,732	748,939
Noncontrolling interest in subsidiaries	77,690	59,290
Total equity	870,422	808,229
Total liabilities, redeemable partnership interest, and equity	$5,570,665	$3,949,300

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Commissions	$435,220	$455,855
Principal transactions	98,763	113,311
Fees from related parties	3,785	5,521
Data, software and post-trade	21,986	19,398
Interest and dividend income	3,038	4,161
Other revenues	4,784	4,921
Total revenues	567,576	603,167
Expenses:
Compensation and employee benefits	308,162	344,928
Equity-based compensation and allocations of net income to limited partnership units and FPUs	33,495	42,204
Total compensation and employee benefits	341,657	387,132
Occupancy and equipment	48,133	51,074
Fees to related parties	5,291	5,435
Professional and consulting fees	16,140	19,956
Communications	29,804	30,521
Selling and promotion	7,488	18,699
Commissions and floor brokerage	17,929	19,277
Interest expense	17,853	17,506
Other expenses	16,089	17,531
Total expenses	500,384	567,131
Other income (losses), net:
Gains (losses) on equity method investments	1,466	1,023
Other income (loss)	5,406	(6,015)
Total other income (losses), net	6,872	(4,992)
Income (loss) from operations before income taxes	74,064	31,044
Provision (benefit) for income taxes	14,939	10,875
Consolidated net income (loss)	$59,125	$20,169
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	16,034	6,495
Net income (loss) available to common stockholders	$43,091	$13,674
Per share data:
Basic earnings (loss) per share
Net income (loss) available to common stockholders	$43,091	$13,674
Basic earnings (loss) per share	$0.12	$0.04
Basic weighted-average shares of common stock outstanding	374,318	358,001
Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$62,248	$19,325
Fully diluted earnings (loss) per share	$0.11	$0.04
Fully diluted weighted-average shares of common stock outstanding	557,068	538,442

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Consolidated net income (loss)	$59,125	$20,169
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4,036)	(19,359)
Benefit plans	82	9,150
Total other comprehensive income (loss), net of tax	(3,954)	(10,209)
Comprehensive income (loss)	55,171	9,960
Less: Comprehensive income (loss) attributable to noncontrolling interest in subsidiaries, net of tax	15,434	7,266
Comprehensive income (loss) attributable to common stockholders	$39,737	$2,694

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$59,125	$20,169
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Fixed asset depreciation and intangible asset amortization	21,655	21,923
Employee loan amortization and reserves on employee loans	15,561	14,551
Equity-based compensation and allocations of net income to limited partnership units and FPUs	33,495	42,204
Deferred compensation expense	128	187
Losses (gains) on equity method investments	(1,532)	(1,023)
Realized losses (gains) on marketable securities	11	(289)
Loss (gains) on other investments	—	40
Amortization of discount (premium) on notes payable	981	1,098
Impairment of fixed assets, intangible assets and investments	2,009	7,253
Deferred tax provision (benefit)	(350)	2,686
Change in estimated acquisition earn-out payables	1,102	(1,141)
Other	(1,052)	—
Consolidated net income (loss), adjusted for non-cash and non-operating items	131,133	107,658
Decrease (increase) in operating assets:
Securities owned	(955)	(131)
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(1,518,927)	(1,753,696)
Accrued commissions receivable, net	(115,045)	(60,582)
Loans, forgivable loans and other receivables from employees and partners, net	(31,201)	(34,183)
Receivables from related parties	3,869	9,004
Other assets	(2,669)	(7,928)
Increase (decrease) in operating liabilities:
Repurchase agreements	94	512
Securities loaned	—	(10,929)
Accrued compensation	(15,873)	22,413
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	1,497,233	1,760,191
Payables to related parties	11,195	(59,153)
Accounts payable, accrued and other liabilities	85,337	(44,770)
Net cash provided by (used in) operating activities	$44,191	$(71,594)

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(1,707)	$(6,631)
Capitalization of software development costs	(11,157)	(12,931)
Purchase of equity method investments	(355)	(245)
Proceeds from equity method investments	77	—
Payments for acquisitions, net of cash and restricted cash acquired	—	(7,938)
Proceeds from sale of marketable securities	—	11,362
Purchase of assets	—	(2,000)
Net cash provided by (used in) investing activities	$(13,142)	$(18,383)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt and collateralized borrowings	$(3,524)	$(3,402)
Issuance of long-term debt and collateralized borrowings, net of deferred issuance costs	(97)	227,837
Earnings distributions to limited partnership interests and other noncontrolling interests	(19,773)	(29,578)
Redemption and repurchase of limited partnership interests	(21,017)	(16,575)
Dividends to stockholders	(3,774)	(49,633)
Repurchase of Class A common stock	(4,397)	—
Proceeds from sale of Cantor Units in BGC Holdings	5,145	—
Payments on acquisition earn-outs	(837)	(3,928)
Net cash provided by (used in) financing activities	$(48,274)	$124,721
Effect of exchange rate changes on Cash and cash equivalents and Cash segregated under regulatory requirements	(1,556)	(13,496)
Net increase (decrease) in Cash and cash equivalents and Cash segregated under regulatory requirements	(18,781)	21,248
Cash and cash equivalents and Cash segregated under regulatory requirements at beginning of period	850,677	636,114
Cash and cash equivalents and Cash segregated under regulatory requirements at end of period	$831,896	$657,362
Supplemental cash information:
Cash paid during the period for taxes	$1,201	$17,461
Cash paid during the period for interest	13,339	15,394
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$39,137	$3,264
Issuance of Class A and contingent Class A common stock and limited partnership interests for acquisitions	25	1,399
ROU assets and liabilities	—	7,654

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2021

(in thousands, except share amounts)

(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2021	$3,735	$459	$2,354,492	$(315,313)	$(1,265,504)	$(28,930)	$59,290	$808,229
Consolidated net income (loss)	—	—	—	—	43,091	—	16,034	59,125
Other comprehensive income (loss), net of tax	—	—	—	—	—	(3,354)	(600)	(3,954)
Equity-based compensation, 1,367,094 shares	14	—	2,842	—	—	—	1,316	4,172
Dividends to common stockholders	—	—	—	—	(3,774)	—	—	(3,774)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(6,447)	(6,447)
Grant of exchangeability and redemption of limited partnership interests, issuance of 10,430,945 shares	104	—	6,004	—	—	—	4,728	10,836
Issuance of Class A common stock (net of costs), 262,373 shares	3	—	536	—	—	—	4	543
Redemption of FPUs, 617,208 units	—	—	—	—	—	—	(19)	(19)
Repurchase of Class A common stock, 964,471 shares	—	—	—	(3,551)	—	—	(846)	(4,397)
Contributions of capital to and from Cantor for equity-based compensation	—	—	603	—	—	—	278	881
Grant of exchangeability, redemption of limited partnership interests and issuance of Class A common stock and RSUs for acquisitions, 250,575 shares	2	—	1,217	—	—	—	(1,194)	25
Cantor purchase of Cantor units from BGC Holdings upon redemption of FPUs, 2,768,060 units	—	—	—	—	—	—	5,145	5,145
Other	—	—	56	—	—	—	1	57
Balance, March 31, 2021	$3,858	$459	$2,365,750	$(318,864)	$(1,226,187)	$(32,284)	$77,690	$870,422

	For the three months ended March 31,
	2021	2020
Dividends declared per share of common stock	$0.01	$0.14
Dividends declared and paid per share of common stock	$0.01	$0.14

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2020

(in thousands, except share amounts)

(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2020	$3,584	$459	$2,272,103	$(315,308)	$(1,253,089)	$(33,102)	$50,321	$724,968
Consolidated net income (loss)	—	—	—	—	13,674	—	6,495	20,169
Other comprehensive gain, net of tax	—	—	—	—	—	(10,980)	771	(10,209)
Equity-based compensation, 696,507 shares	7	—	1,833	—	—	—	866	2,706
Dividends to common stockholders	—	—	—	—	(49,633)	—	—	(49,633)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(18,200)	(18,200)
Grant of exchangeability and redemption of limited partnership interests, issuance of 2,105,401 shares	21	—	17,029	—	—	—	7,748	24,798
Issuance of Class A common stock (net of costs), 71,663 shares	1	—	232	—	—	—	60	293
Contributions of capital to and from Cantor for equity-based compensation	—	—	729	—	—	—	489	1,218
Issuance of Class A common stock and RSUs for acquisitions, 270,496 shares	3	—	1,179	—	—	—	217	1,399
Cumulative effect of CECL standard adoption	—	—	—	—	(883)	—	(417)	(1,300)
Other	—	—	116	—	—	—	(1)	115
Balance, March 31, 2020	$3,616	$459	$2,293,221	$(315,308)	$(1,289,931)	$(44,082)	$48,349	$696,324

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Organization and Basis of Presentation

Business Overview

BGC Partners, Inc. is a leading global brokerage and financial technology company servicing the global financial markets. Through the Company’s financial service brands, including BGC, GFI, Sunrise Brokers, Besso, Ed Broking, Poten & Partners, RP Martin, Fenics, Corant, and Corant Global, among others, the Company specializes in the brokerage of a broad range of products, including fixed income such as government bonds, corporate bonds, and other debt instruments, as well as related interest rate derivatives and credit derivatives. The Company also brokers products across FX, equity derivatives and cash equities, energy and commodities, shipping, insurance, and futures and options. The Company’s businesses also provide a wide variety of services, including trade execution, brokerage services, clearing, compression and other post-trade services, information, and other back-office services to a broad assortment of financial and non-financial institutions.

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

The Company’s customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, and investment firms. BGC Partners has dozens of offices globally in major markets including New York and London, as well as in Bahrain, Beijing, Bermuda, Bogotá, Brisbane, Buenos Aires, Chicago, Copenhagen, Dubai, Dublin, Frankfurt, Geneva, Hong Kong, Houston, Istanbul, Johannesburg, Madrid, Melbourne, Mexico City, Miami, Moscow, Nyon, Paris, Rio de Janeiro, Santiago, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tel Aviv, Tokyo, and Toronto.

The Company previously offered real estate services through its publicly traded subsidiary, Newmark (NASDAQ: NMRK). On November 30, 2018, BGC completed the Spin-Off, with shares of Newmark Class A common stock distributed to the holders of shares of BGC Class A common stock (including directors and executive officers of BGC Partners) of record as of the close of business on the Record Date and shares of Newmark Class B common stock distributed to the holders of shares of BGC Partners Class B common stock (consisting of Cantor and CFGM) of record as of the close of business on the Record Date. The Spin-Off was effective as of 12:01 a.m., New York City time, on the Distribution Date. Following the Spin-Off and the BGC Holdings Distribution, BGC ceased to be a controlling stockholder of Newmark, and BGC and its subsidiaries no longer held any shares of Newmark common stock or other equity interests in Newmark or its subsidiaries. Therefore, the Company no longer consolidates Newmark with its financial results. Cantor continues to control Newmark and its subsidiaries following the Spin-Off and the BGC Holdings Distribution. See Note 1—“Organization and Basis of Presentation” to the Company’s consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K as of December 31, 2020, for further information regarding the transactions related to the IPO and Spin-Off of Newmark.

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

During the year ended December 31, 2020, the Company changed the line item formerly known as “Interest income” to “Interest and dividend income” in the Company’s unaudited condensed consolidated statements of operation. The change did not result in any reclassification of revenue, had no impact on the Company’s “Total revenues” and is viewed only as a name change to better reflect the underlying activity.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires lessees to recognize an ROU asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. Accounting guidance for lessors is mostly unchanged. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other issues. In addition, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which provided an additional (and optional) transition method to adopt the new leases standard. Under the new transition method, a reporting entity would initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption; continue to report comparative periods presented in the financial statements in the period of adoption in accordance with legacy U.S. GAAP (i.e., ASC 840, Leases); and provide the required disclosures under ASC 840 for all periods presented under legacy U.S. GAAP. Further, ASU No. 2018-11 contains a practical expedient that allows lessors to avoid separating lease and associated non-lease components within a contract if certain criteria are met. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors, to clarify guidance for lessors on sales taxes and other similar taxes collected from lessees, certain lessor costs and recognition of variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842), Codification Improvements, to clarify certain application and transitional disclosure aspects of the new leases standard. The amendments address determination of the fair value of the underlying asset by lessors that are not manufacturers or dealers and clarify interim period transition disclosure requirements, among other issues. The guidance in ASUs No. 2016-02, 2018-10, 2018-11 and 2018-20 was effective beginning January 1, 2019, with early adoption permitted; whereas the guidance in ASU No. 2019-01 was effective beginning January 1, 2020, with early adoption permitted. The Company adopted the abovementioned standards on January 1, 2019 using the effective date as the date of initial application. Therefore, pursuant to this transition method financial information was not updated and the disclosures required under the new leases standards were not provided for dates and periods before January 1, 2019. The guidance provides a number of optional practical expedients to be utilized by lessees upon transition. Accordingly, BGC elected the “package of practical expedients,” which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. BGC did not elect the use-of-hindsight or the practical expedient pertaining to land easements, with the latter not being applicable to the Company. The standard also provides practical expedients for an entity’s ongoing accounting as a lessee. BGC elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets and lease liabilities, and this includes not recognizing ROU assets and lease liabilities for existing short-term leases of those assets upon transition. The Company also elected the practical expedient to not separate lease and non-lease components for all of leases other than leases of real estate. As a result upon adoption, acting primarily as a lessee, BGC recognized a $192.4 million ROU asset and a $206.0 million lease liability on its unaudited condensed consolidated statements of financial condition for its real estate and equipment operating leases. The adoption of the guidance did not have a material impact on the Company’s unaudited condensed consolidated statements of operations, unaudited condensed consolidated statements of changes in equity and unaudited condensed consolidated statements of cash flows. See Note 24 —“Leases” for additional information on the Company’s leasing arrangements.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU is part of the FASB’s simplification initiative, and it is expected to reduce cost and complexity related to accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740, Income Taxes related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. BGC adopted the standard on the required effective date beginning January 1, 2021 on a prospective basis. The adoption of the standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In January 2020, the FASB issued ASU No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the FASB Emerging Issues Task Force). These amendments improve previous guidance by reducing diversity in practice and increasing comparability of the accounting for the interactions between these codification topics as they pertain to certain equity securities, investments under the equity method of accounting and forward contracts or purchased options to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option. BGC adopted the standard on the required effective date beginning January 1, 2021 on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments. This ASU makes narrow-scope amendments related to various aspects pertaining to financial instruments and related disclosures by clarifying or improving the Codification. For the most part, the guidance was effective upon issuance, and the adoption of the standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements. The standard amends the Codification by moving existing disclosure requirements to (or adding appropriate references in) the relevant disclosure sections. The ASU also clarifies various provisions of the Codification by amending and adding new headings, cross-referencing, and refining or correcting terminology. BGC adopted the standard on the required effective date beginning January 1, 2021 and was applied using a modified retrospective method of transition. The adoption of this guidance did not have an impact on the Company’s unaudited condensed consolidated financial statements.

New Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, and borrowings) necessitated by reference rate reform as entities transition away from LIBOR and other interbank offered rates to alternative reference rates. This ASU also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. Application of the guidance is optional and only available in certain situations. The ASU is effective upon issuance and generally can be applied through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this standard are elective and principally apply to entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform (referred to as the “discounting transition”). The standard expands the scope of ASC 848, Reference Rate Reform and allows entities to elect optional expedients to derivative contracts impacted by the discounting transition. Similar to ASU No. 2020-04, provisions of this ASU are effective upon issuance and generally can be applied through December 31, 2022. Management is evaluating and planning for adoption of the new guidance, including forming a cross-functional LIBOR transition team to determine the Company’s transition plan and facilitate an orderly transition to alternative reference rates, and continuing its assessment on the Company’s unaudited condensed consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The standard is expected to reduce complexity and improve comparability of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The ASU also enhances information transparency by making targeted improvements to the related disclosures guidance. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The new standard will become effective for the Company beginning January 1, 2022, can be applied using either a modified retrospective or a fully retrospective method of transition and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s unaudited condensed consolidated financial statements.

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

As a result of the Separation, limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time who held a BGC Holdings limited partnership interest received a corresponding Newmark Holdings limited partnership interest, determined by the Contribution Ratio, which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2, divided by the Exchange Ratio. Initially, the Exchange Ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the Exchange Ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. The Exchange Ratio as of March 31, 2021 equaled 0.9365.

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

Generally, LPUs receive quarterly allocations of net income, which are cash distributed and generally are contingent upon services being provided by the unit holder. As prescribed in U.S. GAAP guidance, following the Spin-Off, the quarterly allocations of net income on BGC Holdings and Newmark Holdings LPUs held by BGC employees are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the Company’s unaudited condensed consolidated statements of operations, and the quarterly allocations of net income on BGC Holdings LPUs held by Newmark employees are reflected as a component of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of operations. From time to time, the Company also issues BGC LPUs as part of the consideration for acquisitions.

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

3.	Summary of Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, see Note 3—“Summary of Significant Accounting Policies,” in its consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020. During the three months ended March 31, 2021, there were no significant changes made to the Company’s significant accounting policies.

4.	Acquisitions

Algomi

On March 6, 2020, the Company completed the acquisition of Algomi, a software company operating under a SaaS model that provides technology to bond market participants to improve their workflow and liquidity by data aggregation, pre-trade information analysis, and execution facilitation.

Other Acquisitions

During the year ended December 31, 2020, the Company completed several smaller acquisitions. The aggregate consideration paid for these acquisitions was not material to the Company’s unaudited condensed consolidated financial statements. There were no acquisitions completed by the Company for the three months ended March 31, 2021.

Total Consideration

The total consideration for acquisitions during the year ended December 31, 2020 was approximately $9.6 million in total fair value which was paid in cash. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of approximately $2.8 million.

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

Basic Earnings Per Share:

The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Basic earnings (loss) per share:
Net income (loss) available to common stockholders	$43,091	$13,674
Basic weighted-average shares of common stock outstanding	374,318	358,001
Basic earnings (loss) per share	$0.12	$0.04

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

The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Fully diluted earnings (loss) per share
Net income (loss) available to common stockholders	$43,091	$13,674
Allocations of net income (loss) to limited partnership interests, net of tax	19,157	5,651
Net income (loss) for fully diluted shares	$62,248	$19,325
Weighted-average shares:
Common stock outstanding	374,318	358,001
Partnership units[1]	178,116	178,393
RSUs (Treasury stock method)	3,413	708
Other	1,221	1,340
Fully diluted weighted-average shares of common stock outstanding	557,068	538,442
Fully diluted earnings (loss) per share	$0.11	$0.04

[1]	Partnership units collectively include FPUs, LPUs, and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for more information).

For the three months ended March 31, 2021 and 2020, 0.1 million and 0.2 million of potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for both the three months ended March 31, 2021 and 2020, comprised RSUs.

As of March 31, 2021 and 2020, approximately 34.3 million and 18.2 million shares, respectively, of contingent shares of BGC Class A common stock, N units, RSUs, and LPUs were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the respective periods.
6.	Stock Transactions and Unit Redemptions

Class A Common Stock

Changes in shares of BGC Class A common stock outstanding were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Shares outstanding at beginning of period	323,018	307,915
Share issuances:
Redemptions/exchanges of limited partnership interests[1]	10,431	2,105
Vesting of RSUs	1,367	697
Acquisitions	251	270
Other issuances of BGC Class A common stock	262	72
Treasury stock repurchases	(965)	—
Shares outstanding at end of period	334,364	311,059

[1]

Included in redemptions/exchanges of limited partnership interests for the three months ended March 31, 2021 and 2020 are 1.6 million shares of BGC Class A common stock granted in connection with the cancellation of 1.7 million LPUs, and 1.4 million shares of BGC Class A common stock granted in connection with the cancellation of 1.4 million LPUs, respectively. Because LPUs are included in the Company’s fully diluted share count, if dilutive, redemptions/exchanges in connection with the issuance of BGC Class A common stock would not impact the fully diluted number of shares outstanding.

Class B Common Stock

The Company did not issue any shares of BGC Class B common stock during the three months ended March 31, 2021 and 2020. As of March 31, 2021 and December 31, 2020, there were 45.9 million shares of BGC Class B common stock outstanding.

CEO Program

On March 9, 2018, the Company entered into the March 2018 Sales Agreement, pursuant to which the Company may offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock under the CEO Program. Proceeds from shares of BGC Class A common stock sold under the March 2018 Sales Agreement may be used for the repurchase of shares and the redemptions of limited partnership interests in BGC Holdings, as well as for general corporate purposes, including acquisitions and the repayment of debt. CF&Co is a wholly-owned subsidiary of Cantor and an affiliate of the Company. Under the March 2018 Sales Agreement, the Company has agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. The Company did not sell any shares under the March 2018 Sales Agreement during the three months ended March 31, 2021. As of March 31, 2021, the Company had sold 17.6 million shares of BGC Class A common stock (or $210.8 million) under the March 2018 Sales Agreement. For additional information on the Company’s CEO Program sales agreements, see Note 13—“Related Party Transactions.” On March 8, 2021, we filed a replacement CEO Program shelf registration statement on Form S-3, which has not yet been declared effective, with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock (inclusive of the $89.2 million of shares remaining for sale under the current CEO Program) from time to time on a delayed or continuous basis.

Unit Redemptions and Share Repurchase Program

The Company’s Board and Audit Committee have authorized repurchases of BGC Class A common stock and redemptions of limited partnership interests or other equity interests in the Company’s subsidiaries. On August 1, 2018, the Company’s Board and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $300.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of March 31, 2021, the Company had $245.4 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units.

The table below represents the units redeemed and/or shares repurchased for cash and does not include units redeemed/cancelled in connection with the grant of shares of BGC Class A common stock nor the limited partnership interests exchanged for shares of BGC Class A common stock. The gross unit redemptions and share repurchases of BGC Class A common stock during the three months ended March 31, 2021 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted-Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Program
Redemptions[1]
January 1, 2021—March 31, 2021	20	$4.40
Repurchases[2]
January 1, 2021—January 31, 2021	—	$—
February 1, 2021—February 28, 2021	962	4.56
March 1, 2021—March 31, 2021	3	4.29
Total Repurchases	965	$4.56
Total Redemptions and Repurchases	985	$4.56	$245,422

[1]

During the three months ended March 31, 2021, the Company redeemed 14 thousand LPUs at an aggregate redemption price of $61 thousand for a weighted-average price of $4.36 per unit. During the three months ended March 31, 2021, the Company redeemed 6 thousand FPUs at an aggregate redemption price of $28 thousand for a weighted-average price of $4.48 per unit. During the three months ended March 31, 2020, the Company redeemed 0.2 million LPUs at an aggregate redemption price of $1.0 million for a weighted-average price of $4.30 per unit. No FPUs were redeemed during the three months ended March 31, 2020. The table above does not include units redeemed/cancelled in connection with the grant of 1.6 million and 1.4 million shares of BGC Class A common stock during the three months ended March 31, 2021 and 2020, respectively, nor the limited partnership interests exchanged for 9.1 million and 0.6 million shares of BGC Class A common stock during the three months ended March 31, 2021 and 2020, respectively.

[2]

During the three months ended March 31, 2021, the Company repurchased 1.0 million shares of BGC Class A common stock at an aggregate price of $4.4 million for a weighted-average price of $4.56 per share. The Company did not repurchase any shares of BGC Class A common stock during the three months ended March 31, 2020.

Redeemable Partnership Interest

The changes in the carrying amount of FPUs were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$20,674	$23,638
Consolidated net income allocated to FPUs	520	—
FPUs exchanged	(256)	(181)
FPUs redeemed	(949)	—
Balance at end of period	$19,989	$23,457

7.	Securities Owned

Securities owned primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total Securities owned were $59.5 million and $58.6 million as of March 31, 2021 and December 31, 2020, respectively. For additional information, see Note 12—“Fair Value of Financial Assets and Liabilities.”

8.	Collateralized Transactions

Repurchase Agreements

Securities sold under Repurchase Agreements are accounted for as collateralized financing transactions and are recorded at the contractual amount for which the securities will be repurchased, including accrued interest. As of March 31, 2021, Cantor facilitated Repurchase Agreements between the Company and Cantor in the amount of $0.1 million for the purpose of financing fails. U.S. Treasury or other fixed income securities were provided to Cantor as collateral for the fair value of the Repurchase Agreements. These Repurchase Agreements had a maturity date of April 1, 2021. As of December 31, 2020, Cantor had not facilitated any Repurchase Agreements between the Company and Cantor.

9.	Marketable Securities

Marketable securities consist of the Company’s ownership of equity securities carried at fair value in accordance with ASU 2016-01. The securities had a fair value of $0.3 million as of both March 31, 2021 and December 31, 2020.

These marketable securities are measured at fair value, with any changes in fair value recognized in earnings and included in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations. The Company recognized realized and unrealized net losses of $11 thousand and realized and unrealized net gains of $0.3 million for the three months ended March 31, 2021 and 2020, respectively, related to sales of shares and the mark-to-market adjustments on shares and any related hedging transactions, when applicable.

During the three months ended March 31, 2021, the Company did not sell any marketable securities. During the three months ended March 31, 2020, the Company sold marketable securities with a fair value of $14.2 million, at the time of sale. The Company did not purchase any marketable securities during the three months ended March 31, 2021 and 2020.

10.	Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers

Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts (see Note 11—“Derivatives”). As of March 31, 2021 and December 31, 2020, Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Receivables from broker-dealers, clearing organizations, customers and related broker- dealers:
Contract values of fails to deliver	$1,668,615	$158,976
Receivables from clearing organizations	129,585	126,879
Other receivables from broker-dealers and customers	14,393	14,237
Net pending trades	6,619	2,999
Open derivative contracts	3,337	931
Total	$1,822,549	$304,022
Payables to broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$1,601,334	$154,050
Payables to clearing organizations	60,756	12,373
Other payables to broker-dealers and customers	12,205	11,833
Open derivative contracts	2,690	1,460
Total	$1,676,985	$179,716

A portion of these receivables and payables are with Cantor. See Note 13—“Related Party Transactions,” for additional information related to these receivables and payables.

Substantially all open fails to deliver, open fails to receive and pending trade transactions as of March 31, 2021 have subsequently settled at the contracted amounts.
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

The fair value of derivative contracts, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	March 31, 2021			December 31, 2020
Derivative contract	Assets	Liabilities	Notional Amounts[1]	Assets	Liabilities	Notional Amounts[1]
FX/commodities options	$—	$151	$5,446	$74	$—	$4,844
Forwards	581	531	259,435	295	215	302,141
FX swaps	2,756	1,527	631,819	562	319	513,588
Futures	—	481	10,708,237	—	926	6,113,220
Total	$3,337	$2,690	$11,604,937	$931	$1,460	$6,933,793

[1]	Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of the Company’s derivative activity, and do not represent anticipated losses.

Certain of the Company’s FX swaps are with Cantor. See Note 13—“Related Party Transactions,” for additional information related to these transactions.

The replacement costs of contracts in a gain position were $3.3 million and $0.9 million, as of March 31, 2021 and December 31, 2020, respectively.

The following tables present information about the offsetting of derivative instruments (in thousands):

	March 31, 2021
			Net Amounts Presented in the
	Gross Amounts	Gross Amounts Offset	Statements of Financial Condition[1]
Assets
Forwards	$842	$(261)	$581
FX swaps	3,336	(580)	2,756
Futures	28,563	(28,563)	—
Total derivative assets	$32,741	$(29,404)	$3,337
Liabilities
FX/commodities options	$151	$—	$151
FX swaps	2,107	(580)	1,527
Forwards	792	(261)	531
Futures	29,044	(28,563)	481
Total derivative liabilities	$32,094	$(29,404)	$2,690

	December 31, 2020
			Net Amounts Presented in the
	Gross Amounts	Gross Amounts Offset	Statements of Financial Condition[1]
Assets
FX/commodities options	$74	$—	$74
Forwards	338	(43)	295
FX swaps	583	(21)	562
Futures	41,257	(41,257)	—
Total derivative assets	$42,252	$(41,321)	$931
Liabilities
FX swaps	$340	$(21)	$319
Forwards	258	(43)	215
Futures	42,183	(41,257)	926
Total derivative liabilities	$42,781	$(41,321)	$1,460

[1]	There were no additional balances in gross amounts not offset as of March 31, 2021 and December 31, 2020.

The change in fair value of derivative contracts is reported as part of “Principal transactions” in the Company’s unaudited condensed consolidated statements of operations. The change in fair value of equity options related to marketable securities is included as part of “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations.

The table below summarizes gains and (losses) on derivative contracts (in thousands):

	Three Months Ended March 31,
Derivative contract	2021	2020
Futures	$3,834	$2,764
FX/commodities options	86	55
Forwards	35	(1,268)
FX swaps	(2)	236
Gains	$3,953	$1,787

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

The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	Assets at Fair Value at March 31, 2021
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Marketable securities	$338	$—	$—	$—	$338
Government debt	58,806	—	—	—	58,806
Securities owned—Equities	88	—	—	—	88
Forwards	—	842	—	(261)	581
FX swaps	—	3,336	—	(580)	2,756
Futures	—	28,563	—	(28,563)	—
Corporate bonds	—	633	—	—	633
Total	$59,232	$33,374	$—	$(29,404)	$63,202

	Liabilities at Fair Value at March 31, 2021
	Level 1	Level 2	Level 3	Netting and Collateral	Total
FX/commodities options	$151	$—	$—	$—	$151
FX swaps	—	2,107	—	(580)	1,527
Forwards	—	792	—	(261)	531
Futures	—	29,044	—	(28,563)	481
Contingent consideration	—	—	40,056	—	40,056
Total	$151	$31,943	$40,056	$(29,404)	$42,746

	Assets at Fair Value at December 31, 2020
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Marketable securities	$349	$—	$—	$—	$349
Government debt	57,918	—	—	—	57,918
Securities owned—Equities	75	—	—	—	75
FX/commodities options	74	—	—	—	74
Forwards	—	338	—	(43)	295
FX swaps	—	583	—	(21)	562
Futures	—	41,257	—	(41,257)	—
Corporate bonds	—	579	—	—	579
Total	$58,416	$42,757	$—	$(41,321)	$59,852

	Liabilities at Fair Value at December 31, 2020
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Futures	$—	$42,183	$—	$(41,257)	$926
FX swaps	—	340	—	(21)	319
Forwards	—	258	—	(43)	215
Contingent consideration	—	—	39,791	—	39,791
Total	$—	$42,781	$39,791	$(41,321)	$41,251

Level 3 Financial Liabilities

Changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2021 were as follows (in thousands):

							Unrealized (gains) losses for the period included in:
	Opening Balance as of January 1, 2021	Total realized and unrealized (gains) losses included in Net income (loss)	Unrealized (gains) losses included in Other comprehensive income (loss)[1]	Purchases/ Issuances	Sales/ Settlements	Closing Balance at March 31, 2021	Net income (loss) on Level 3 Assets / Liabilities Outstanding at March 31, 2021	Other comprehensive income (loss) on Level 3 Assets / Liabilities Outstanding at March 31, 2021
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$39,791	$1,102	$—	$—	$(837)	$40,056	$1,102	$—

[1]	Unrealized gains (losses) are reported in “Foreign currency translation adjustments,” in the Company’s unaudited condensed consolidated statements of comprehensive income (loss).

Changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2020 were as follows (in thousands):

							Unrealized (gains) losses for the period included in:
	Opening Balance as of January 1, 2020	Total realized and unrealized (gains) losses included in Net income (loss)	Unrealized (gains) losses included in Other comprehensive income (loss)[1]	Purchases/ Issuances	Sales/ Settlements	Closing Balance at March 31, 2020	Net income (loss) on Level 3 Assets / Liabilities Outstanding at March 31, 2020	Other comprehensive income (loss) on Level 3 Assets / Liabilities Outstanding at March 31, 2020
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$42,159	$(1,141)	$59	$2,959	$(5,327)	$38,709	$(1,141)	$59

1Unrealized gains (losses) are reported in “Foreign currency translation adjustments,” in the Company’s unaudited condensed consolidated statements of comprehensive income (loss).

Quantitative Information About Level 3 Fair Value Measurements on a Recurring Basis

The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value as of March 31, 2021
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Contingent consideration	$—	$40,056	Present value of expected payments	Discount rate[1] Probability of meeting earnout and contingencies	6.8%-10.3% 39%-100%	9.6% 83.1%[2]

[1]	The discount rate is based on the Company’s calculated weighted-average cost of capital.
[2]	The probability of meeting the earnout targets was based on the acquirees’ projected future financial performance, including revenues.

	Fair Value as of December 31, 2020
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Contingent consideration	$—	$39,791	Present value of expected payments	Discount rate[1] Probability of meeting earnout and contingencies	6.8%-10.3% 39%-100%	9.5% 82.9%[2]

[1]	The discount rate is based on the Company’s calculated weighted-average cost of capital.
[2]	The probability of meeting the earnout targets was based on the acquirees’ projected future financial performance, including revenues.

Information About Uncertainty of Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of March 31, 2021 and December 31, 2020, the present value of expected payments related to the Company’s contingent consideration was $40.1 million and $39.8 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, would be $50.3 million and $53.4 million, as of March 31, 2021 and December 31, 2020, respectively.

Fair Value Measurements on a Non-Recurring Basis

Pursuant to the recognition and measurement guidance for equity investments, effective January 1, 2018, equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. The Company applied the measurement alternative to equity securities with the fair value of $82.1 million and $83.0 million, which were included in “Other assets” in the Company’s unaudited condensed consolidated statements of financial condition as of March 31, 2021 and December 31, 2020, respectively. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.

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

For the three months ended March 31, 2021 and 2020, Cantor’s share of the net profit (loss) in Tower Bridge was $40 thousand and $(134) thousand, respectively. This net profit is included as part of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of operations.

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

For the three months ended March 31, 2021 and 2020, the Company recognized related party revenues of $3.8 million and $5.5 million, respectively, for the services provided to Cantor. These revenues are included as part of “Fees from related parties” in the Company’s unaudited condensed consolidated statements of operations.

In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an administrative services agreement whereby certain employees of Cantor are deemed leased employees of the Company. For the three months ended March 31, 2021 and 2020, the Company was charged $21.1 million and $15.9 million, respectively, for the services provided by Cantor and its affiliates, of which $15.8 million and $10.4 million, respectively, were to cover compensation to leased employees for these periods. The fees charged by Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations. The fees charged by Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

Newmark Spin-Off

The Separation and Distribution Agreement sets forth the agreements among BGC, Cantor, Newmark and their respective subsidiaries. For additional information, see Note 1—“Organization and Basis of Presentation” and Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” of this Quarterly Report on Form 10-Q, and Note 1—“Organization and Basis of Presentation,” Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” and Note 16—“Related Party Transactions” to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Other Agreements with Cantor

The Company is authorized to enter into short-term arrangements with Cantor to cover any delivery failures in connection with U.S. Treasury securities transactions and to share equally in any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of March 31, 2021, Cantor facilitated $0.1 million in Repurchase Agreements between the Company and Cantor. As of December 31, 2020, Cantor had not facilitated any Repurchase Agreements between the Company and Cantor.

To more effectively manage the Company’s exposure to changes in FX rates, the Company and Cantor have agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to FX currency hedging between the Company and Cantor. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of the Company and Cantor is utilized to determine the shares of profit or loss allocated to each for the period. During the three months ended March 31, 2021 and 2020, the Company recognized its share of FX gains of $0.1 million and $1.7 million, respectively. These gains are included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations.

Pursuant to the separation agreement relating to the Company’s acquisition of certain BGC businesses from Cantor in 2008, Cantor has a right, subject to certain conditions, to be the Company’s customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use market data from the Company without any cost. Any future related-party transactions or arrangements between the Company and Cantor are subject to the prior approval by the Audit Committee. During the three months ended March 31, 2021 and 2020, the Company recorded revenues from Cantor entities of $25 thousand and $75 thousand, respectively, related to commissions paid to the Company by Cantor. These revenues are included as part of “Commissions” in the Company’s unaudited condensed consolidated statements of operations.

The Company and Cantor are authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.

In August 2013, the Audit Committee authorized the Company to invest up to $350.0 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used by the Company from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including policies related to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of both March 31, 2021 and December 31, 2020, the Company did not have any investments in the program.

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

On November 23, 2018, in the Class B Issuance, BGC Partners issued 10.3 million shares of BGC Partners Class B common stock to Cantor and 0.7 million shares of BGC Partners Class B common stock to CFGM, in each case in exchange for shares of BGC Class A common stock owned by Cantor and CFGM, respectively, on a one-to-one basis pursuant to the Exchange Agreement. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Partners by Cantor or CFGM for the Class B Issuance. Following this exchange, Cantor and its affiliates have the right to exchange under the Exchange Agreement up to an aggregate of 23.6 million shares of BGC Class A common stock, now owned or subsequently acquired, or its Cantor units in BGC Holdings, into shares of BGC Class B common stock. As of March 31, 2021, Cantor and CFGM do not own any shares of BGC Class A common stock.

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

On March 19, 2018, the Company entered into the BGC Credit Agreement with Cantor. The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the previous Credit Facility between BGC and an affiliate of Cantor. On August 6, 2018, the Company entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that could be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2022, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of both March 31, 2021 and December 31, 2020, there were no borrowings by BGC or Cantor outstanding under this Agreement. The Company did not record any interest expense related to the Agreement for the three months ended March 31, 2021 and 2020.

As part of the Company’s cash management process, the Company may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of March 31, 2021 and December 31, 2020, the Company had no reverse repurchase agreements.

Receivables from and Payables to Related Broker-Dealers

Amounts due to or from Cantor and Freedom, one of the Company’s equity method investments, are for transactional revenues under a technology and services agreement with Freedom, as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited condensed consolidated statements of financial condition. As of March 31, 2021 and December 31, 2020, the Company had receivables from Freedom of $2.2 million and $1.4 million, respectively. As of March 31, 2021 and December 31, 2020, the Company had $2.8 million and $0.6 million, respectively, in receivables from Cantor related to open derivative contracts. As of March 31, 2021 and December 31, 2020, the Company had $1.5 million and $0.1 million, respectively, in payables to Cantor related to open derivative contracts. As of March 31, 2021 and December 31, 2020, the Company had $11.0 million and $26.0 million, respectively, in payables to Cantor related to fails and pending trades.

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

As of March 31, 2021 and December 31, 2020, the aggregate balance of employee loans, net, was $419.6 million and $408.1 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s unaudited condensed consolidated statements of financial condition. Compensation expense for the above-mentioned employee loans for the three months ended March 31, 2021 and 2020 was $15.6 million and $14.6 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.

Interest income on the above-mentioned employee loans for the three months ended March 31, 2021 and 2020 was $2.2 million and $2.7 million, respectively. The interest income related to these employee loans is included as part of “Interest and dividend income” in the Company’s unaudited condensed consolidated statements of operations.

CEO Program and Other Transactions with CF&Co

As discussed in Note 6—“Stock Transactions and Unit Redemptions,” the Company has entered into the March 2018 Sales Agreement with CF&Co, as the Company’s sales agent under the CEO Program. During the three months ended March 31, 2021, the Company did not sell any shares of Class A common stock under the March 2018 Sales Agreement. During the three months ended March 31, 2020, the Company sold 0.2 million shares under the March 2018 Sales Agreement for aggregate proceeds of $0.7 million, at a weighted-average price of $4.04 per share. For the three months ended March 31, 2021, the Company was not charged for services provided by CF&Co related to the CEO Program with CF&Co. For the three months ended March 31, 2020, the Company was charged $7 thousand for services provided by CF&Co related to the Company’s Sales Agreements with CF&Co. The net proceeds of the shares sold are included as part of “Additional paid-in capital” in the Company’s unaudited condensed consolidated statements of financial condition.

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

On October 3, 2014, management was granted approval by the Board and Audit Committee to enter into stock loan transactions with CF&Co utilizing equities securities. Such stock loan transactions will bear market terms and rates. As of March 31, 2021, the Company did not have any Securities loaned transactions with CF&Co. As of December 31, 2020, the Company did not have any Securities loaned transactions with CF&Co. Securities loaned transactions are included in “Securities loaned” in the Company’s unaudited condensed consolidated statements of financial condition.

On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes. In connection with this issuance of the 5.125% Senior Notes, the Company recorded $0.5 million in underwriting fees payable to CF&Co and $18 thousand to CastleOak Securities, L.P. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor tendered $15.0 million of such senior notes in the tender offer completed on August 14, 2020, and did not hold such notes as of March 31, 2021.

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

On June 11, 2020, the Company’s Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by the Company of up to $50.0 million of Company Debt Securities. Repurchases of Company Debt Securities, if any, are expected to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption. Under the authorization, the Company may make repurchases of Company Debt Securities for cash from time to time in the open market or in privately negotiated transactions upon such terms and at such prices as management may determine. Additionally, the Company is authorized to make any such repurchases of Company Debt Securities through CF&Co (or its affiliates), in its capacity as agent or principal, or such other broker-dealers as management shall determine to utilize from time to time, and such repurchases shall be subject to brokerage commissions which are no higher than standard market commission rates. As of March 31, 2021, the Company had $50.0 million remaining from its debt repurchase authorization.

On July 10, 2020, the Company issued an aggregate of $300.0 million principal amount of 4.375% Senior Notes. In connection with this issuance of the 4.375% Senior Notes, the Company recorded $0.2 million in underwriting fees payable to CF&Co and $36 thousand to CastleOak Securities, L.P. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor purchased $14.5 million of such senior notes and still holds such notes as of March 31, 2021.

On August 14, 2020, the Company completed the cash tender offer to purchase its 5.125% Senior Notes. As of the expiration time, $44.0 million aggregate principal amount of the Notes (14.66%) were validly tendered. CF&Co acted as one of the dealer managers for the offer. As a result of this transaction, $14 thousand in dealer management fees were paid to CF&Co.

Under rules adopted by the CFTC, all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the NFA and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered FCM. From time to time, the Company’s foreign-based brokers engage in interest rate swap transactions with U.S.-based counterparties, and, therefore, the Company is subject to the CFTC requirements. Mint Brokers has entered into guarantees on behalf of the Company, and the Company is required to indemnify Mint Brokers for the amounts, if any, paid by Mint Brokers on behalf of the Company pursuant to this arrangement. Effective April 1, 2020, these guarantees were transferred to Mint Brokers from CF&Co. During the three months ended March 31, 2021 and 2020, the Company recorded fees of $31 thousand with respect to these guarantees. These fees were included in “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations.

Cantor Rights to Purchase Cantor Units from BGC Holdings

Cantor has the right to purchase Cantor units from BGC Holdings upon redemption of non-exchangeable FPUs redeemed by BGC Holdings upon termination or bankruptcy of the Founding/Working Partner. In addition, pursuant to Article Eight, Section 8.08, of the Second Amended and Restated BGC Holdings Limited Partnership Agreement (previously the Sixth Amendment), where either current, terminating, or terminated partners are permitted by the Company to exchange any portion of their FPUs and Cantor consents to such exchangeability, the Company shall offer to Cantor the opportunity for Cantor to purchase the same number of Cantor units in BGC Holdings at the price that Cantor would have paid for Cantor units had the Company redeemed the FPUs. If Cantor acquires any Cantor units as a result of the purchase or redemption by BGC Holdings of any FPUs, Cantor will be entitled to the benefits (including distributions) of such units it acquires from the date of termination or bankruptcy of the applicable Founding/Working Partner. In addition, any such Cantor units purchased by Cantor are currently exchangeable for up to 23.6 million shares of BGC Class B common stock or, at Cantor’s election or if there are no such additional shares of BGC Class B common stock, shares of BGC Class A common stock, in each case on a one-for-one basis (subject to customary anti-dilution adjustments).

On March 31, 2021, Cantor purchased from BGC Holdings an aggregate of 1,149,684 Cantor units for aggregate consideration of $2,104,433 as a result of the redemption of 1,149,684 FPUs, and 1,618,376 Cantor units for aggregate consideration of $3,040,411 as a result of the exchange of 1,618,376 FPUs. Each Cantor unit in BGC Holdings held by Cantor is exchangeable by Cantor at any time on a one-for-one basis (subject to adjustment) for shares of BGC Class A common stock.

As of March 31, 2021, there were 0.5 million FPUs in BGC Holdings remaining, which BGC Holdings had the right to redeem or exchange and with respect to which Cantor will have the right to purchase an equivalent number of Cantor units following such redemption or exchange.

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

Additionally, on August 5, 2020, the Company granted Mr. Windeatt 40,437 exchange rights with respect to 40,437 non-exchangeable LPUs that were previously granted to Mr. Windeatt. The resulting 40,437 exchangeable LPUs were immediately exchangeable by Mr. Windeatt for an aggregate of 40,437 shares of BGC Class A common stock. The grant was approved by the Compensation Committee. Additionally, the Compensation Committee approved the right to exchange for cash 21,774 non-exchangeable PLPUs held by Mr. Windeatt. On August 5, 2020, the Company redeemed these 40,437 exchangeable LPUs held by Mr. Windeatt at the price of $2.90, the closing price of our Class A common stock on August 5, 2020. This transaction was approved by the Compensation Committee. In connection with the redemption of these 40,437 exchangeable LPUs, the 21,774 exchangeable PLPUs were redeemed for $136,305 for taxes.

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

Transactions with the Relief Fund

During the year ended December 31, 2015, the Company committed to make charitable contributions to the Cantor Fitzgerald Relief Fund in the amount of $40.0 million, which the Company recorded in “Other expenses” in the Company’s unaudited condensed consolidated statements of operations for the year ended December 31, 2015. As of both March 31, 2021 and December 31, 2020, the remaining liability associated with this commitment was $1.6 million, which is included in “Accounts payable, accrued and other liabilities” in the Company’s unaudited condensed consolidated statements of financial condition. Further, as of March 31, 2021 and December 31, 2020 the Company had a liability to the Cantor Fitzgerald Relief Fund for $1.1 million associated with additional expense taken in September of 2020.

Other Transactions

The Company is authorized to enter into loans, investments or other credit support arrangements for Aqua, an alternative electronic trading platform that offers new pools of block liquidity to the global equities markets; such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. On February 5, 2020 and February 25, 2021, the Board and Audit Committee increased the authorized amount by an additional $2.0 million and $1.0 million, respectively, to an aggregate of $20.2 million. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. Aqua is 51% owned by Cantor and 49% owned by the Company. Aqua is accounted for under the equity method. During the three months ended March 31, 2021 and 2020, the Company made $0.4 million and $0.2 million, respectively, in contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s unaudited condensed consolidated statements of financial condition.

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

During the three months ended March 31, 2021 and 2020, Lucera recognized $0.1 million and $0.1 million, respectively, in related party revenues from Cantor. These revenues are included in “Data, software and post-trade” in the Company’s unaudited condensed consolidated statements of operations.

BGC Sublease From Newmark

In May 2020, BGC U.S. OpCo entered into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark, which sublease was approved by the Audit Committee. The deal is a one-year sublease of approximately 21,000 rentable square feet in New York City. Under the terms of the sublease, BGC U.S. OpCo will pay a fixed rent amount of $1.1 million in addition to all operating and tax expenses attributable to the lease. In connection with the sublease, BGC U.S. OpCo paid $0.3 million for the three months ended March 31, 2021.

14.	Investments

Equity Method Investments

The carrying value of the Company’s equity method investments was $39.6 million as of March 31, 2021 and $37.7 million as of December 31, 2020, and is included in “Investments” in the Company’s unaudited condensed consolidated statements of financial condition.

The Company recognized gains of $1.5 million and $1.0 million related to its equity method investments for the three months ended March 31, 2021 and 2020, respectively. The Company’s share of the net gains or losses is reflected in “Gains (losses) on equity method investments” in the Company’s unaudited condensed consolidated statements of operations. For the three months ended March 31, 2021, the Company did not record impairment charges related to existing equity method investments. For the three months ended March 31, 2020, the Company recorded $2.5 million of impairment charges relating to existing equity method investments. The impairment was recorded in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations.

See Note 13—“Related Party Transactions,” for information regarding related party transactions with unconsolidated entities included in the Company’s unaudited condensed consolidated financial statements.

Investments Carried Under Measurement Alternative

The Company has acquired equity investments for which it did not have the ability to exert significant influence over operating and financial policies of the investees. These investments are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. The carrying value of these investments was $0.4 million as of both March 31, 2021 and December 31, 2020, and they are included in “Investments” in the Company’s unaudited condensed statements of financial condition. The Company did not recognize any gains, losses, or impairments relating to investments carried under the measurement alternative for both the three months ended March 31, 2021 and 2020.

In addition, the Company owns membership shares, which are included in “Other assets” in the Company’s unaudited condensed consolidated statements of financial condition as of March 31, 2021 and December 31, 2020. These equity investments are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. The Company did not recognize any observable transactions for the three months ended March 31, 2021 and recognized $40 thousand of unrealized losses to reflect observable transactions for these shares during the three months ended March 31, 2020. The unrealized losses are reflected in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations.

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

The following table sets forth the Company’s investment in its unconsolidated VIEs and the maximum exposure to loss with respect to such entities (in thousands):

	March 31, 2021		December 31, 2020
		Maximum		Maximum
		Exposure to		Exposure to
	Investment	Loss	Investment	Loss
Variable interest entities[1]	$1,343	$2,323	$1,258	$2,238

[1]

The Company has entered into a subordinated loan agreement with Aqua, whereby the Company agreed to lend the principal sum of $980 thousand. The Company’s maximum exposure to loss with respect to its unconsolidated VIEs includes the sum of its equity investments in its unconsolidated VIEs and the $980 thousand subordinated loan to Aqua.

Consolidated VIE

The Company is invested in a limited liability company that is focused on developing a proprietary trading technology. The limited liability company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $7.6 million and $7.2 million as of March 31, 2021 and December 31, 2020, respectively, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $1.4 million and $1.0 million as of March 31, 2021 and December 31, 2020, respectively. The Company’s exposure to economic loss on this VIE was $4.5 million and $4.8 million as of March 31, 2021 and December 31, 2020, respectively.

15.	Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Computer and communications equipment	$93,813	$92,565
Software, including software development costs	269,608	259,439
Leasehold improvements and other fixed assets	118,796	120,951
	482,217	472,955
Less: accumulated depreciation and amortization	(270,984)	(258,173)
Fixed assets, net	$211,233	$214,782

Depreciation expense was $6.3 million and $6.1 million for the three months ended March 31, 2021 and 2020, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

The Company has $5.9 million of asset retirement obligations related to certain of its leasehold improvements as of March 31, 2021 and December 31, 2020. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit adjusted risk-free interest rate in effect when the liability was initially recognized.

For the three months ended March 31, 2021 and 2020, software development costs totaling $11.2 million and $12.9 million, respectively, were capitalized. Amortization of software development costs totaled $8.3 million and $7.6 million for the three months ended March 31, 2021 and 2020, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

Impairment charges of $2.0 million and $4.8 million were recorded for the three months ended March 31, 2021 and 2020, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.

16.	Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill
Balance at December 31, 2020	$556,211
Cumulative translation adjustment	181
Balance at March 31, 2021	$556,392

For additional information on Goodwill, see Note 4—“Acquisitions.”

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets.

Other intangible assets consisted of the following (in thousands, except weighted-average remaining life):

	March 31, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$252,743	$82,068	$170,675	10.2
Technology	24,025	20,887	3,138	0.9
Noncompete agreements	30,816	29,745	1,071	5.7
Patents	10,616	10,228	388	1.5
All other	30,629	6,303	24,326	7.9
Total definite life intangible assets	348,829	149,231	199,598	9.7
Indefinite life intangible assets:
Trade names	79,570	—	79,570	N/A
Licenses	2,403	—	2,403	N/A
Total indefinite life intangible assets	81,973	—	81,973	N/A
Total	$430,802	$149,231	$281,571	9.7

	December 31, 2020
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$252,241	$77,106	$175,135	10.4
Technology	24,025	20,031	3,994	1.2
Noncompete agreements	30,715	29,596	1,119	5.9
Patents	10,616	10,223	393	1.6
All other	29,566	5,028	24,538	8.3
Total definite life intangible assets	347,163	141,984	205,179	9.9
Indefinite life intangible assets:
Trade names	79,570	—	79,570	N/A
Licenses	2,408	—	2,408	N/A
Total indefinite life intangible assets	81,978	—	81,978	N/A
Total	$429,141	$141,984	$287,157	9.9

Intangible amortization expense was $7.0 million and $8.2 million for the three months ended March 31, 2021 and 2020, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations. There were no impairment charges for the Company’s definite and indefinite life intangibles for the three months ended March 31, 2021 and 2020.

The estimated future amortization expense of definite life intangible assets as of March 31, 2021 is as follows (in millions):

2021	$19.9
2022	23.6
2023	21.8
2024	21.3
2025	21.3
2026 and thereafter	91.7
Total	$199.6

17.	Notes Payable, Other and Short-Term Borrowings

Notes payable, other and short-term borrowings consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Unsecured senior revolving credit agreement	$—	$—
5.125% Senior Notes	255,847	255,570
5.375% Senior Notes	446,911	446,577
3.750% Senior Notes	297,110	296,903
4.375% Senior Notes	297,097	297,031
Collateralized borrowings	16,330	19,854
Total Notes payable and other borrowings	1,313,295	1,315,935
Short-term borrowings	3,510	3,849
Total Notes payable, other and short-term borrowings	$1,316,805	$1,319,784

Unsecured Senior Revolving Credit Agreement

On November 28, 2018, the Company entered into the Revolving Credit Agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, which replaced the existing committed unsecured senior revolving credit agreement. The maturity date of the Revolving Credit Agreement was November 28, 2020, and the maximum revolving loan balance is $350.0 million. Borrowings under this Revolving Credit Agreement bear interest at either LIBOR or a defined base rate plus additional margin. On December 11, 2019, the Company entered into an amendment to the Revolving Credit Agreement. Pursuant to the amendment, the maturity date was extended to February 26, 2021. On February 26, 2020, the Company entered into a second amendment to the Revolving Credit Agreement, pursuant to which, the maturity date was extended by two years to February 26, 2023. There was no change to the interest rate or the maximum revolving loan balance. On July 14, 2020, the Company repaid in full the $225.0 million borrowings outstanding under the Revolving Credit Agreement. As of March 31, 2021, there were no borrowings outstanding under the Revolving Credit Agreement. The average interest rate on the outstanding borrowings was 3.45% for the three months ended March 31, 2020. As of December 31, 2020, there were no borrowings outstanding  under the Revolving Credit Agreement. The Company recorded interest expense related to the Revolving Credit Agreement of $0.5 million and $1.7 million for the three months ended March 31, 2021 and 2020, respectively.

Senior Notes

The Company’s Senior Notes are recorded at amortized cost. The carrying amounts and estimated fair values of the Company’s Senior Notes were as follows (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.125% Senior Notes	$255,847	$257,312	$255,570	$258,067
5.375% Senior Notes	446,911	487,800	446,577	486,747
3.750% Senior Notes	297,110	313,500	296,903	314,031
4.375% Senior Notes	297,097	318,900	297,031	317,466
Total	$1,296,965	$1,377,512	$1,296,081	$1,376,311

The fair values of the Senior Notes were determined using observable market prices as these securities are traded, and based on whether they are deemed to be actively traded, the 5.125% Senior Notes, the 5.375% Senior Notes, the 3.750% Senior Notes, and the 4.375% Senior Notes are considered Level 2 within the fair value hierarchy.

5.125% Senior Notes

On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes. The 5.125% Senior Notes are general senior unsecured obligations of the Company. The 5.125% Senior Notes bear interest at a rate of 5.125% per year, payable in cash on May 27 and November 27 of each year, commencing November 27, 2016. The 5.125% Senior Notes will mature on May 27, 2021. The Company may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.125% Senior Notes was $295.8 million, net of the discount and debt issuance costs of $4.2 million. The issuance costs are amortized as interest expense, and the carrying value of the 5.125% Senior Notes will accrete up to the face amount over the term of the notes. On August 5, 2020, the Company commenced a cash tender offer for any and all $300.0 million outstanding aggregate principal amount of its 5.125% Senior Notes. On August 11, 2020, the Company’s cash tender offer expired at 5:00 p.m., New York City time. As of the expiration time, $44.0 million aggregate principal amount of the 5.125% Senior Notes were validly tendered. These notes were redeemed on the settlement date of August 14, 2020. The carrying value of the 5.125% Senior Notes as of March 31, 2021 was $255.8 million. The Company recorded interest expense related to the 5.125% Senior Notes of $3.6 million and $4.1 million for the three months ended March 31, 2021 and 2020, respectively.

5.375% Senior Notes

On July 24, 2018, the Company issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes. The 5.375% Senior Notes are general senior unsecured obligations of the Company. The 5.375% Senior Notes bear interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The 5.375% Senior Notes will mature on July 24, 2023. The Company may redeem some or all of the 5.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture related to the 5.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes was $444.2 million, net of the discount and debt issuance costs of $5.8 million. The issuance costs are amortized as interest expense, and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 5.375% Senior Notes as of March 31, 2021 was $446.9 million. The Company recorded interest expense related to the 5.375% Senior Notes of $6.4 million for each of the three months ended March 31, 2021 and 2020.

3.750% Senior Notes

On September 27, 2019, the Company issued an aggregate of $300.0 million principal amount of 3.750% Senior Notes. The 3.750% Senior Notes are general unsecured obligations of the Company. The 3.750% Senior Notes bear interest at a rate of 3.750% per year, payable in cash on April 1 and October 1 of each year, commencing April 1, 2020. The 3.750% Senior Notes will mature on October 1, 2024. The Company may redeem some or all of the 3.750% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 3.750% Senior Notes was $296.1 million, net of discount and debt issuance costs of $3.9 million. The issuance costs will be amortized as interest expense, and the carrying value of the 3.750% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 3.750% Senior Notes was $297.1 million as of March 31, 2021. The Company recorded interest expense related to the 3.750% Senior Notes of $3.0 million for each of the three months ended March 31, 2021 and 2020.

4.375% Senior Notes

On July 10, 2020, the Company issued an aggregate of $300.0 million principal amount of 4.375% Senior Notes. The 4.375% Senior Notes are general unsecured obligations of the Company. The 4.375% Senior Notes bear interest at a rate of 4.375% per year, payable in cash on June 15 and December 15 of each year, commencing December 15, 2020. The 4.375% Senior Notes will mature on December 15, 2025. The Company may redeem some or all of the 4.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices. If a “Change of Control Triggering Event” occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 4.375% Senior Notes was $296.8 million, net of discount and debt issuance costs of $3.2 million. The issuance costs will be amortized as interest expense, and the carrying value of the 4.375% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 4.375% Senior Notes was $297.1 million as of March 31, 2021. The Company recorded interest expense related to the 4.375% Senior Notes of $3.4 million for the three months ended March 31, 2021. The Company did not record interest expense related to the 4.375% Senior Notes for the three ended March 31, 2020.

Collateralized Borrowings

On May 31, 2017, the Company entered into a $29.9 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.44% per year and matures on May 31, 2021. As of March 31, 2021 and December 31, 2020, the Company had $2.0 million and $4.0 million, respectively, outstanding related to this arrangement. The book value of the fixed assets pledged as of March 31, 2021 and December 31, 2020 was $0.5 million and $0.8 million, respectively. The Company recorded interest expense related to this arrangement of $28 thousand and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

On April 8, 2019, the Company entered into a $15.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.77% and matures on April 8, 2023. As of March 31, 2021 and December 31, 2020, the Company had $8.7 million and $9.6 million, respectively, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of March 31, 2021 and December 31, 2020 was $0.6 million and $1.2 million, respectively. The Company recorded interest expense related to this arrangement of $0.1 million for each of the three months ended March 31, 2021 and 2020.

On April 19, 2019, the Company entered into a $10.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.89% and matures on April 19, 2023. As of March 31, 2021 and December 31, 2020, the Company had $5.6 million and $6.3 million, respectively, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of March 31, 2021 and December 31, 2020 was $2.2 million and $2.7 million, respectively. The Company recorded interest expense related to this arrangement of $0.1 million for each of the three months ended March 31, 2021 and 2020.

Short-Term Borrowings

On August 22, 2017, the Company entered into a committed unsecured loan agreement with Itau Unibanco S.A. The agreement provides for short-term loans of up to $3.5 million (BRL 20.0 million). The maturity date of the agreement is August 19, 2021. Borrowings under this agreement bear interest at the Brazilian Interbank offering rate plus 3.30%. As of March 31, 2021 and December 31, 2020, there were $3.5 million (BRL 20.0 million) and $3.8 million (BRL 20.0 million), respectively, of borrowings outstanding under the agreement. As of March 31, 2021, the interest rate was 6.1%. The Company recorded interest expense related to the agreement of $0.1 million for each of the three months ended March 31, 2021 and 2020.

On August 23, 2017, the Company entered into a committed unsecured credit agreement with Itau Unibanco S.A. The agreement provides for an intra-day overdraft credit line up to $8.8 million (BRL 50.0 million). The maturity date of the agreement is June 9, 2021. This agreement bears a fee of 1.48% per year. As of March 31, 2021 and December 31, 2020, there were no borrowings outstanding under this agreement. The Company recorded bank fees related to the agreement of $33 thousand and $27 thousand for the three months ended March 31, 2021 and 2020, respectively.

18.	Compensation

The Compensation Committee may grant various equity-based awards, including RSUs, restricted stock, stock options, LPUs and shares of BGC Class A common stock. Upon vesting of RSUs, issuance of restricted stock, exercise of stock options and redemption/exchange of LPUs, the Company generally issues new shares of BGC Class A common stock.

On June 22, 2016, at the annual meeting of stockholders, the stockholders approved the Equity Plan to increase from 350 million to 400 million the aggregate number of shares of BGC Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. As of March 31, 2021, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 108.2 million shares.

The Company incurred compensation expense related to Class A common stock, LPUs and RSUs held by BGC employees as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Issuance of common stock and grants of exchangeability	$7,854	$23,034
Allocations of net income[1]	5,631	1,279
LPU amortization	17,094	16,309
RSU amortization	2,916	1,582
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$33,495	$42,204

1	Certain LPUs generally receive quarterly allocations of net income, including the Preferred Distribution, and are generally contingent upon services being provided by the unit holders.

Limited Partnership Units

A summary of the activity associated with LPUs held by BGC employees is as follows (in thousands):

	BGC LPUs	Newmark LPUs[2]
Balance at December 31, 2020	137,652	13,202
Granted	13,290	—
Redeemed/exchanged units	(16,495)	(657)
Forfeited units	(642)	(228)
Balance at March 31, 2021	133,805	12,317

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

A summary of the BGC Holdings and Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

	BGC LPUs	Newmark LPUs
Regular Units	91,507	9,112
Preferred Units	42,298	3,205
Balance at March 31, 2021	133,805	12,317

Issuance of Common Stock and Grants of Exchangeability

Compensation expense related to the issuance of BGC or Newmark Class A common stock and grants of exchangeability on BGC Holdings and Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Issuance of common stock and grants of exchangeability	$7,854	$23,034

BGC LPUs held by BGC employees may become exchangeable or redeemed for BGC Class A common stock on a one-for-one basis, and Newmark LPUs held by BGC employees may become exchangeable or redeemed for a number of shares of Newmark Class A common stock equal to the number of limited partnership interests multiplied by the then-current Exchange Ratio. As of March 31, 2021, the Exchange Ratio was 0.9365.

A summary of the LPUs redeemed in connection with the issuance of BGC Class A common stock or Newmark Class A common stock (at the then-current Exchange Ratio) or granted exchangeability for BGC Class A common stock or Newmark Class A common stock (at the then-current Exchange Ratio) held by BGC employees is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
BGC Holdings LPUs	1,097	4,001
Newmark Holdings LPUs	180	192
Total	1,277	4,193

As of March 31, 2021 and December 31, 2020, the number of share-equivalent BGC LPUs exchangeable for shares of BGC Class A common stock at the discretion of the unit holder held by BGC employees was 5.6 million and 3.5 million, respectively. As of March 31, 2021 and December 31, 2020, the number of Newmark LPUs exchangeable into shares of Newmark Class A common stock at the discretion of the unit holder held by BGC employees (at the then-current Exchange Ratio) was 0.4 million and 0.5 million, respectively.

LPU Amortization

Compensation expense related to the amortization of LPUs held by BGC employees is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Stated vesting schedule	$17,074	$16,277
Post-termination payout	20	32
LPU amortization	$17,094	$16,309

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

A summary of the outstanding LPUs held by BGC employees with a stated vesting schedule that do not receive quarterly allocations of net income is as follows (in thousands):

	March 31, 2021	December 31, 2020
BGC Holdings LPUs	42,607	44,529
Newmark Holdings LPUs	326	353

Aggregate estimated grant date fair value – BGC and Newmark Holdings LPUs	$177,489	$201,239

As of March 31, 2021, there was approximately $83.6 million of total unrecognized compensation expense related to unvested BGC and Newmark LPUs held by BGC employees with a stated vesting schedule that do not receive quarterly allocations of net income that is expected to be recognized over 2.14 years.

Compensation expense related to LPUs held by BGC employees with a post-termination pay-out amount, such as REUs, and/or a stated vesting schedule is recognized over the stated service period. These LPUs generally vest between two and five years from the date of grant. As of March 31, 2021, there were 1.3 million outstanding BGC LPUs with a post-termination payout, with a notional value of approximately $12.7 million and an aggregate estimated fair value of $7.4 million, and 0.1 million outstanding Newmark LPUs with a post-termination payout, with a notional value of approximately $0.8 million and an aggregate estimated fair value of $0.3 million. As of December 31, 2020, there were 1.3 million outstanding BGC LPUs with a post-termination payout, with a notional value of approximately $12.7 million and an aggregate estimated fair value of $7.5 million, and 0.1 million outstanding Newmark LPUs with a post-termination payout, with a notional value of approximately $0.8 million and an aggregate estimated fair value of $0.3 million.

Restricted Stock Units

Compensation expense related to RSUs held by BGC employees is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
RSU amortization	$2,916	$1,582

A summary of the activity associated with RSUs held by BGC employees and directors is as follows (RSUs and dollars in thousands):

	RSUs	Weighted- Average Grant Date Fair Value	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2020	8,960	$3.75	$33,582	2.46
Granted	508	3.22	1,632
Delivered	(2,088)	4.40	(9,179)
Forfeited	(158)	3.97	(627)
Balance at March 31, 2021	7,222	$3.52	$25,408	2.40

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

For the RSUs that vested during the three months ended March 31, 2021 and 2020, the Company withheld shares of Class A common stock valued at $3.2 million and $1.7 million to pay taxes due at the time of vesting. As of March 31, 2021, there was approximately $26.2 million of total unrecognized compensation expense related to unvested RSUs held by BGC employees and directors that is expected to be recognized over a weighted-average period of 2.40 years.

Acquisitions

In connection with certain of its acquisitions, the Company has granted certain LPUs and RSUs, and other deferred compensation awards. As of March 31, 2021 and December 31, 2020, the aggregate estimated fair value of these acquisition-related LPUs and RSUs was $9.6 million and $9.4 million, respectively. As of March 31, 2021 and December 31, 2020, the aggregate estimated fair value of the deferred compensation awards was $24.6 million and $23.6 million, respectively. The liability for such acquisition-related LPUs and RSUs is included in “Accounts payable, accrued and other liabilities” on the Company’s unaudited condensed consolidated statements of financial condition.

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

During the three months ended March 31, 2021, no BGC or Newmark restricted shares held by BGC employees were forfeited in connection with this provision, respectively. During the three months ended March 31, 2020, 0.2 million BGC or Newmark restricted shares held by BGC employees were forfeited in connection with this provision. During the three months ended March 31, 2021 and 2020, the Company released the restrictions with respect to 0.2 million and 0.1 million of such BGC shares held by BGC employees, respectively. As of March 31, 2021 and December 31, 2020, there were 3.5 million and 3.7 million of such restricted BGC shares held by BGC employees outstanding, respectively. Additionally, during the three months ended March 31, 2021 and 2020, Newmark released the restrictions with respect to 0.1 million and 0.1 million, respectively, of restricted Newmark shares held by BGC employees. As of March 31, 2021 and December 31, 2020, there were 1.6 million and 1.7 million, respectively, of restricted Newmark shares held by BGC employees outstanding.

Deferred Compensation

The Company maintains a deferred cash award program, which provides for the grant of deferred cash incentive compensation to eligible employees. The Company may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period.

The total compensation expense recognized in relation to the deferred cash compensation awards for the three months ended March 31, 2021 and 2020 was $0.1 million and $0.2 million, respectively. As of March 31, 2021 and December 31, 2020, the total liability for the deferred cash compensation awards was $1.8 million and $1.5 million, respectively, which is included in “Accrued compensation” on the Company’s unaudited condensed consolidated statements of financial condition. As of March 31, 2021, total unrecognized compensation cost related to deferred cash compensation, prior to the consideration of forfeitures, was approximately $0.3 million and is expected to be recognized over a weighted-average period of 1.71 years.
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

Letter of Credit Agreements

The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacts, that are used in lieu of margin and deposits with those clearing organizations. As of March 31, 2021 and December 31, 2020, the Company was contingently liable for $1.1 million and $1.0 million, respectively, under these letters of credit.

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

Insurance

The Company is self-insured for health care claims, up to a stop-loss amount for eligible participating employees and qualified dependents in the U.S., subject to deductibles and limitations. The Company’s liability for claims incurred but not reported is determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $1.0 million and $1.2 million in health care claims as of March 31, 2021 and December 31, 2020, respectively. The Company does not expect health care claims to have a material impact on its financial condition, results of operations, or cash flows.

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

Indemnifications

In connection with the sale of eSpeed, the Company has indemnified Nasdaq for amounts over a defined threshold against damages arising from breaches of representations, warranties and covenants. In addition, in connection with the acquisition of GFI, the Company has indemnified the directors and officers of GFI. As of March 31, 2021, no contingent liability has been recorded in the Company’s unaudited condensed consolidated statements of financial condition for these indemnifications, as the potential for being required to make payments under these indemnifications is remote.
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

As of both March 31, 2021 and December 31, 2020, the Company’s unrecognized tax benefits, excluding related interest and penalties, were $12.2 million, of which $9.2 million, if recognized, would affect the effective tax rate. The Company is currently open to examination by tax authorities in U.S. federal, state and local jurisdictions and certain non-U.S. jurisdictions for tax years beginning 2008, 2009 and 2012, respectively. The Company is currently under examination by tax authorities in the U.S. Federal and certain state and local jurisdictions. The Company does not believe that the amounts of unrecognized tax benefits will materially change over the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits in “Provision (benefit) for income taxes” in the Company’s unaudited condensed consolidated statements of operations. As of both March 31, 2021 and December 31, 2020, the Company had accrued $3.3 million for income tax-related interest and penalties.

21.	Regulatory Requirements

Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or FCMs subject to Rule 15c3-1 of the SEC and Rule 1.17 of the CFTC, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of March 31, 2021, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain U.K. and European subsidiaries of the Company are regulated by the FCA and must maintain financial resources (as defined by the FCA) in excess of the total financial resources requirement of the FCA. As of March 31, 2021, the U.K. and European subsidiaries had financial resources in excess of their requirements.

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

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of March 31, 2021, the Company’s regulated subsidiaries held $790.4 million of net assets. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $466.7 million.
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

Geographic Information

The Company offers products and services in the U.K., U.S., Asia (including Australia), Other Europe, MEA, France, and Other Americas. Information regarding revenues is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenues:
U.K.	$236,564	$242,370
U.S.	143,439	153,444
Asia	83,084	89,592
Other Europe/MEA	57,951	66,637
France	30,955	34,253
Other Americas	15,583	16,871
Total revenues	$567,576	$603,167

Information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; ROU assets; certain other investments; goodwill; other intangible assets, net of accumulated amortization; and rent and other deposits) in the geographic areas is as follows (in thousands):

	March 31,	December 31,
	2021	2020
Long-lived assets:
U.S.	$770,561	$767,082
U.K.	656,073	655,906
Asia	113,804	119,619
Other Europe/MEA	72,282	66,487
France	26,850	28,518
Other Americas	18,299	18,236
Total long-lived assets	$1,657,869	$1,655,848

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

Product information regarding revenues is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenues:
Rates	$161,793	$167,240
Credit	90,047	97,189
FX	83,433	94,366
Energy and commodities	75,868	83,738
Equities derivatives and cash equities	70,462	81,797
Insurance	52,380	44,836
Total brokerage revenues	$533,983	$569,166
All other revenues	33,593	34,001
Total revenues	$567,576	$603,167

23.	Revenues from Contracts with Customers

The following table presents the Company’s total revenues separated between revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenues from contracts with customers:
Commissions	$435,220	$455,855
Data, software, and post-trade	21,986	19,398
Fees from related parties	3,785	5,521
Other revenues	3,898	3,957
Total revenues from contracts with customers	464,889	484,731
Other sources of revenues:
Principal transactions	98,763	113,311
Interest and dividend income	3,038	4,161
Other revenues	886	964
Total revenues	$567,576	$603,167

As discussed in Note 1— “Organization and Basis of Presentation”, the Company adopted the new revenue recognition standard as of January 1, 2018. There was no significant impact to the Company’s unaudited condensed consolidated financial statements for the periods presented as a result of applying the new revenue recognition standard.

Refer to Note 3— “Summary of Significant Accounting Policies” in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020 for detailed information on the recognition of the Company’s revenues from contracts with customers.

Disaggregation of Revenue

Refer to Note 22—“Segment, Geographic and Product Information,” for a further discussion on the allocation of revenues to geographic regions.

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

The Company had receivables related to revenues from contracts with customers of $854.8 million and $629.4 million at March 31, 2021 and December 31, 2020, respectively. The Company had no impairments related to these receivables during the three months ended March 31, 2021 and 2020.

The Company’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at March 31, 2021 and December 31, 2020 was $16.7 million and $15.0 million, respectively. During the three months ended March 31, 2021 and 2020, the Company recognized revenue of $7.1 million and $6.4 million, respectively, that was recorded as deferred revenue at the beginning of the period.

Contract Costs

The Company capitalizes costs to fulfill contracts associated with different lines of its business where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.

At both March 31, 2021 and December 31, 2020, there were $1.7 million of capitalized costs recognized to fulfill a contract.
24.	Leases

The Company, acting as a lessee, has operating leases primarily relating to office space, data centers and office equipment. The leases have remaining lease terms of 0.1 year to 18.4 years some of which include options to extend the leases in 1 to 10 year increments for up to 10 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term, and variable lease expense not included in the lease payment measurement is recognized as incurred. All leases were classified as operating leases as of March 31, 2021.

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

As of March 31, 2021, the Company did not have any leases that have not yet commenced but that create significant rights and obligations.

Supplemental information related to the Company’s operating leases is as follows (in thousands):

	Classification in Unaudited Condensed Consolidated Statements of Financial Condition	March 31, 2021	December 31, 2020
Assets
Operating lease ROU assets	Other assets	$156,094	$165,969
Liabilities
Operating lease liabilities	Accounts payable, accrued and other liabilities	$183,687	$190,207

	March 31, 2021	December 31, 2020
Weighted-average remaining lease term
Operating leases (years)	10.7	10.5
Weighted-average discount rate
Operating leases	4.8%	4.9%

The components of lease expense are as follows (in thousands):

		Three Months Ended March 31,
	Classification in Unaudited Condensed Consolidated Statements of Operations	2021	2020
Operating lease cost	Occupancy and equipment	$11,006	$9,866

Short-term lease expense is not material.

The following table shows the Company’s maturity analysis of its operating lease liabilities (in thousands):

March 31, 2021
2021 (excluding the three months ended March 31, 2021)	$27,154
2022	33,127
2023	26,816
2024	22,203
2025	17,525
Thereafter	114,772
Total	$241,597
Interest	(57,910)
Total	$183,687

The following table shows cash flow information related to lease liabilities (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for obligations included in the measurement of lease liabilities	$9,249	$9,088

25.	Current Expected Credit Losses (CECL)

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

As required, any subsequent changes to the CECL reserve are recognized in “Net income (loss) available to common stockholders” in the Company’s unaudited condensed consolidated statements of operations. During the three months ended March 31, 2021 and 2020, the Company recorded an increase of $0.2 million and $0.8 million, respectively, in the CECL reserve against the receivables portfolio bringing the Company’s total CECL reserve to $2.8 million as of March 31, 2021. The total CECL reserve as of December 31, 2020 was $2.6 million. This total CECL reserve is comprised of $1.8 million and $1.6 million for “Loans, forgivable loans and other receivables from employees and partners, net” as of March 31, 2021 and December 31, 2020, respectively. The total CECL reserve is further comprised of $1.0 million for “Accrued commissions and other receivables, net” as of both March 31, 2021 and December 31, 2020. For three months ended March 31, 2021 and 2020, there was an increase of $0.2 million and $0.6 million, respectively, in the CECL reserve pertaining to “Loans, forgivable loans and other receivables from employees and partners, net” as a result of employee terminations, bringing the CECL reserve recorded pertaining to “Loans, forgivable loans and other receivables from employees and partners, net” to $1.8 million as of March 31, 2021. For the three months ended March 31, 2021 and 2020, there was a decrease of $22 thousand and an increase of $0.2 million, respectively, in the CECL reserve against “Accrued commissions and other receivables, net,” due to the updated macroeconomic assumptions resulting from COVID-19, and the downward credit rating migration of certain receivables in the portfolio, bringing the CECL reserve recorded pertaining to “Accrued commissions and other receivables, net” to $1.0 million as of March 31, 2021.
26.	Subsequent Events

First Quarter 2021 Dividend

On April 28, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.01 per share for the first quarter of 2021, payable on June 2, 2021 to BGC Class A and Class B common stockholders of record as of May 19, 2021.

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

This discussion summarizes the significant factors affecting our results of operations and financial condition as of and during the three months ended March 31, 2021 and 2020. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW AND BUSINESS ENVIRONMENT

We are a leading global brokerage and financial technology company servicing the global financial markets.

Through brands including BGC®, GFI®, Sunrise™, Besso™, Ed Broking®, Poten & Partners™, RP Martin™, Fenics, Corant™, and Corant Global™, among others, our businesses specialize in the brokerage of a broad range of products, including fixed income such as government bonds, corporate bonds, and other debt instruments, as well as related interest rate derivatives and credit derivatives. We also broker products across FX, equity derivatives and cash equities, energy and commodities, shipping, insurance, and futures and options. Our businesses also provide a wide variety of services, including trade execution, brokerage services, clearing, compression and other post-trade services, information, and other back-office services to a broad assortment of financial and non-financial institutions. Our integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use Voice, Hybrid, or in many markets, Fully Electronic brokerage services in connection with transactions executed either OTC or through an exchange. Through our Fenics® group of electronic brands, we offer a number of market infrastructure and connectivity services, Fully Electronic marketplaces, and the Fully Electronic brokerage of certain products that also may trade via Voice and Hybrid execution. The full suite of Fenics® offerings include Fully Electronic and Hybrid brokerage, market data and related information services, trade compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions. Fenics® brands operate under the names Fenics®, BGC Trader™, CreditMatch®, Fenics MD™, BGC Market Data™, kACE2®, EMBonds®, Capitalab®, Swaptioniser®, CBID® and Lucera®.

We previously offered real estate services through our publicly traded subsidiary, Newmark (NASDAQ: NMRK). On November 30, 2018, we completed the Spin-Off of Newmark. Following the Spin-Off, BGC no longer holds any interest in Newmark. See Note 1—“Organization and Basis of Presentation” to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020, for further information regarding the transactions related to the Newmark IPO, Separation and Spin-Off.

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

As of March 31, 2021, we had approximately 2,800 brokers, salespeople, managers and other front-office personnel across our businesses.

Fenics

For the purposes of this document and subsequent SEC filings, all of our higher-margin, technology-driven businesses are referred to as Fenics. Beginning this quarter, we will categorize our Fenics businesses as Fenics Markets and Fenics Growth Platforms, and we have conformed our prior period comparisons of the components of our Fenics businesses to this new categorization. Fenics Markets includes the fully electronic portion of BGC’s brokerage businesses, data, software and post-trade revenues that are unrelated to Fenics Growth Platforms, as well as Fenics Integrated revenues. Fenics Growth Platforms includes Fenics UST, Fenics GO, Lucera, Fenics FX and other newer standalone platforms. Revenue generated from data, software, and post-trade attributable to Fenics Growth Platforms are included within their related businesses.

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

The combination of wider adoption of Hybrid and Fully Electronic execution and our competitive advantage in terms of technology and experience has contributed to our strong growth in electronically traded products. We continue to invest in our high-growth, high-margin, technology-driven businesses, including our standalone Fully Electronic Fenics Growth Platforms, which we believe will be game changing in the sector. Fenics has exhibited strong growth over the past several years, and we believe that this growth has outpaced the wholesale brokerage industry as a whole. We expect this trend to accelerate as we convert more of our Voice and Hybrid execution into higher-margin, technology-driven execution across our Fenics platforms and grow our Fenics Growth Platforms.

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

We have continued to invest in our Fenics Growth Platforms, which currently include:

•

Fenics UST, for which average daily volumes grew by over 47% during the quarter and is the second largest CLOB platform for U.S. Treasuries. This compares with an increase of approximately 2% for overall primary dealer U.S. Treasury volumes with maturities greater than 2 years. Primary dealer volumes are based on data from the Securities Industry and Financial Markets Association. Fenics UST increased its market share across all Fully Electronic U.S. Treasury platforms, including non-CLOB platforms, such as Tradeweb, Bloomberg and MarketAxess, from 6.0% to 9.2% year-on-year in March 2021 as per Greenwich associates. CLOB market share nearly doubled from 9% to over 18% during the same period. CLOB market share is based on BGC’s estimates and data from Greenwich Associates. Nearly 70% of all it CLOB trades in the first quarter were transacted at prices only offered on the Fenics UST platform, providing a tremendous competitive advantage. Fenics UST is estimated to have saved our clients over $180 million from January 2019 through March 2021 by offering the tightest spreads in the market. As a result of our continued technological innovations and strong client support, we expect both volumes and market share to continue to outperform the overall market. Additionally, Fenics UST optimized its commercial agreements going into 2021, which is expected to drive revenue growth. Advancing on its success in U.S. Treasuries, Fenics UST launched Treasury Bills at the end of the fourth quarter of 2020 and is expected to introduce U.S. Repo products later in 2021;

•

Fenics GO, our electronic trading platform, which provides live, real-time and tradeable two-way electronic liquidity for exchange-listed futures and options, such as Eurex Euro Stoxx 50 Index Options, Euro Stoxx Banks Index Options, which launched in August 2020, Nikkei 225 Index Options, Hang Seng Composite Index Options, which launched in December 2020, DAX Index Options, which launched in March 2021, and related Delta One strategies. In July of 2020, Fenics GO added Susquehanna International Securities (SIG), which joined DRW, Lighthouse, Citadel Securities, IMC, Maven Securities, Optiver and Akuna Capital as electronic liquidity providers. Our Fenics GO Fully Electronic options trading platform has increased its volumes by over 300% in the first quarter of 2021 from a year ago. Strong performance across its index options offering, and recent launches of additional European and Asian index products drove volumes and market share higher during the first quarter of 2021. Fenics GO is the only anonymous multilateral electronic platform for block-sized listed equity index options, giving it a unique advantage in helping clients satisfy their best execution requirements. In its short time since going live, we estimate that, as of March 31, 2021, Fenics GO commanded over 5.7% and 13.0% market share in Euro Stoxx 50 and Nikkei 225 front-month block-sized options, respectively. Fenics GO’s market share is based on estimated Euro Stoxx 50 and Nikkei 225 IDB block-sized transactions for “front-month” option volume, which refers to the nearest expiration date for an options contract (within 32 days of expiration);

•

Lucera, which is our software-defined network, offering the trading community direct connectivity to each other. Lucera has a fully built, scalable infrastructure that provides clients electronic trading connectivity with their counterparties within two days, as opposed to months, and at a significantly lower cost. Lucera Connect is quickly becoming the industry standard for the FX market. Algomi, acquired in March 2020, which is a dealer-to-client credit marketplace for banks streaming to buy-side clients, and provides the buy-side aggregated access to broad bank liquidity. This subscription SaaS improves their workflow and liquidity through data aggregation, pre-trade information analysis, and execution facilitation. We have rebranded Algomi to LumeAlfa, a new product that combines the functionality of Algomi Alfa’s aggregation with Lucera’s global bank and buyside connectivity, and credit and rates execution, and are integrating this business with our existing Lucera SaaS connectivity subscription service in order to provide both data and execution capabilities directly between banks/dealers and their buy-side customers;

•	Our expanded Fenics FX platforms, including MidFX, Spot FX, and FX Options, and non-deliverable forwards; and
•	Capitalab, which businesses are included under both Fenics Markets and Fenics Growth Platforms.

Collectively, our newer Fenics offerings, such as those listed above, are not yet fully up to scale, and are not yet generating significant revenues. Fenics revenue comprised 20.5% overall total revenue, excluding Insurance brokerage, for the first quarter of 2021, representing its highest ever contribution. Additionally, revenue growth from Fenics Growth Platforms, including Fenics UST, Fenics GO and Lucera, continued to significantly outpace the overall business. Over time, we expect these new products and services to become profitable, high-margin businesses as their scale and revenues increase, all else equal.

Fenics Markets includes Fenics Integrated, introduced during the second quarter of 2020, which seamlessly integrates hybrid liquidity with customer electronic orders either by GUI and/or API. Desks are categorized as “Fenics Integrated” if they utilize sufficient levels of technology such that significant amounts of their transactions can be or are executed without broker intervention and have expected pre-tax margins of at least 25%. Fenics brokerage revenues include revenues from Fenics Integrated from the second quarter of 2020 onward. We believe that Fenics Integrated will enhance profit margins by further incentivizing our brokers and clients to automate execution and create superior real-time information and improve the robustness and value of Fenics Market Data, which will accelerate our growth rate.

Revenues in our Fenics businesses increased 40.0% to $105.6 million for the three months ended March 31, 2021, compared to the prior year period. Within our Fenics businesses, Fenics Markets revenue grew 36.5% to $95.1 million, and Fenics Growth Platforms grew 82.1% to $10.6 million. Fenics Markets had a pre-tax margin of 30.2% in the first quarter of 2021.

Total revenues from our high-margin data, software, and post-trade business, which is predominately comprised of recurring revenue, were up 13.3% for the three months ended March 31, 2021, over the prior year period and Fenics brokerage revenues increased by 49.2% to $83.7 million. Going forward, we expect Fenics to become an even more valuable part of BGC as it continues to grow. We continue to analyze how to optimally configure our Voice/Hybrid and Fully Electronic businesses.

Possible Corporate Conversion

The Company continues to explore a possible conversion into a simpler corporate structure, weighing any significant change in taxation policy. In particular, the Company is awaiting insight into future U.S. Federal tax policies, which remain uncertain under the new U.S. administration. Should the Company decide to move forward with a corporate conversion, it will continue to work with regulators, lenders, and rating agencies, and BGC’s board and committees will review potential transaction arrangements.

Cost Reduction Program

The Company is continuing to examine how best to operate our business with the goal of reducing expenses. During the first quarter of 2020, we implemented a $35.0 million cost reduction program to reduce our compensation-related cost base and streamline our operations, which resulted in $1.7 million and $22.7 million of U.S. GAAP compensation charges recorded under this program for the three months ended March 31, 2021 and 2020, respectively. U.S. GAAP items recorded may include:

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

From mid-2016 until the first quarter of 2020, the overall financial services industry benefited from sustained economic growth, a lower unemployment rates in most major economies, higher consumer spending, the modification or repeal of certain U.S. regulations, and higher overall corporate profitability. In addition, the secular trend towards digitalization and electronification within the industry contributed to higher overall volumes and transaction count in Fully Electronic execution. From the second quarter of 2020 onward, concerns about the future trade relationship between the U.K. and the EU after Brexit, a slowdown in global growth driven by the outbreak of COVID-19, and an increase in trade protectionism were tempered by expectations of monetary and fiscal stimulus.

Impact of COVID-19

Impact of COVID-19 on Employees

As a global intermediary to financial markets, BGC is considered an essential business in many of its various global locations where key employees are thus able to operate out of its primary offices around the world. We have nonetheless taken proactive measures intended to protect our employees and clients during this global pandemic. These policies and practices seek to protect the health, safety and welfare of our workforce while enabling employees to maintain a high level of performance. Certain of these items are summarized below:

•

We activated our Business Continuity Plan in the first quarter of 2020. While a majority of the front-office personnel are working in a firm office currently, a majority of BGC staff members continue to work from home, or other remote locations and disaster recovery venues. In all cases, we have mandated appropriate social distancing measures.

•	We provide ongoing informational COVID-19-related messages and notices.
•	Where applicable, we are applying more frequent and vigorous cleaning and sanitation measures and providing personal protective equipment (PPE).
•	Internal and external meetings are generally conducted virtually or via phone calls.
•	We have deferred and are continuing to defer corporate events and participation in industry conferences.
•	We are deploying clinical staff internally to support its employees and requiring self-quarantine.
•	Our medical plans have waived applicable member cost sharing for all medically necessary diagnostic testing related to COVID-19.
•

We have reminded employees about our Employee Assistance Program and the ways it can assist them during this challenging time. There is a zero co-pay for Teladoc mental health visits through June 30, 2021.

•	We update employees on vaccination availability as it becomes available from state governmental agencies.
•	We provide paid leave in accordance with its policies and applicable COVID-19-related laws and regulations.

We continue to take significant steps to protect our employees. Even as re-opening continues for some workers and in some locations, changes in state work orders and virus surges may impact work arrangements of our employees, vendors and clients for the foreseeable future. While we have taken significant precautions to protect employees who work in our offices, no assurance can be given that measures will contain the spread of the virus.

Impact of COVID-19 on the Company’s Results

Revenues

Voice/Hybrid and/or Higher-Margin, Technology-Driven Fenics Businesses

We recorded our second highest ever total revenue of $567.6 million, behind only the year ago period, where the COVID-19 pandemic drove market volatility and trading volumes to record levels.

For the three months ended March 31, 2021, Fenics revenues increased 40.0% driven by a $25.4 million, or 36.5%, increase in Fenics Markets and a $4.8 million, or 82.1%, increase in Fenics Growth Platforms.

Certain key items are summarized below:

•	Revenues across Rates, Credit, FX, Equity derivatives and cash equities, Energy and commodities are generally correlated with corresponding industry volumes.
•

We recorded our second highest ever quarterly Rates brokerage revenue, second only to the year ago period. The first quarter of 2021 provided a favorable trading environment across many of the Rates products we broker.

•	Increasing U.S. interest rates, particularly in longer dated benchmarks, drove volatility higher and supported global Rates trading volumes.
•

Conversely, additional quantitative easing measures taken by central banks around the world have lowered and may continue to lower market volumes should these programs remain in place for a sustained period of time.

We expect record levels of global debt issuance, interest rate volatility, and an improving U.S. and global economy to provide tailwinds to our Rates business going forward.

Overall Fenics

•	BGC’s Fenics revenues increased 40.0% in the first quarter of 2021 compared to the prior year period.
•	Fenics has benefited and is expected to continue to benefit from secular trend towards electronic execution and opportunities created by algorithmic trading and automation.
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

Insurance Brokerage (Corant)

•

Our Insurance brokerage business benefitted from favorable pricing trends and improved productivity from previously hired brokers and salespeople, and generated record revenue during the first quarter of $52.4 million, up 16.8% compared to the prior year period.

•	The insurance brokerage industry typically generates significant amounts of predictable revenues at specific times of the year as different categories of clients sign or renew policies.
•	Although certain clients may be facing financial hardship or dislocation due to the pandemic, the insurance brokerage industry has generally performed well during past economic downturns.
•	BGC expects certain insurance market participants to have an even greater demand for the types of policies it brokers.
•	Corant generated organic growth in the first quarter of 2021 as previously hired brokers and salespeople ramped up production and the business benefited from favorable pricing trends.

Expenses

BGC’s compensation expenses declined in the first quarter of 2021 primarily due to the impact of lower revenues on variable compensation, lower headcount, as well as our cost reduction program. BGC’s non-compensation expenses decreased due to management’s tighter cost control, lower selling and promotion expenses as a result of the COVID-19 pandemic, reduced professional and consulting fees, and decreased commissions and floor brokerage expense.

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

Capital and Liquidity

With the outbreak of COVID-19, we reduced our dividend and focused on strengthening our balance sheet. Effective with the first quarter of 2020 dividend, the Board took the step of reducing the quarterly dividend out of an abundance of caution in order to strengthen the Company’s balance sheet as the global capital markets face difficult and unprecedented macroeconomic conditions. On April 28, 2021, our Board declared a $0.01 dividend for the first quarter. Additionally, BGC Holdings reduced its distributions to or on behalf of its partners. The distributions to or on behalf of partners will at least cover their related tax payments. Whether any given post-tax amount is equivalent to the amount received by a stockholder also on an after-tax basis depends upon stockholders’ and partners’ domiciles and tax status. BGC believes that these steps will allow the Company to prioritize its financial strength. Our 2021 capital allocation priorities are to return capital to stockholders and to continue investing in our high growth Fenics businesses. Previously, we were deeply dividend-centric; going forward, we plan to prioritize share and unit repurchases over dividends and distributions. We plan to reassess our current dividend and distribution with an aim to nominally increase it toward the end of the year.

The balance sheet as of March 31, 2021 reflects ordinary movements in working capital, cash paid with respect to annual employee bonuses, taxes, and our continued investment in Fenics Growth Platforms and our insurance brokerage businesses. We continue to manage our business with a focus on its investment grade ratings.

Brexit

On June 23, 2016, the U.K. held a referendum regarding continued membership of the EU. The exit from the EU is commonly referred to as Brexit. On January 1, 2021, the U.K. formally left the EU and U.K.-EU trade became subject to a new agreement that was concluded in December of 2020. Financial services falls outside of the scope of this trade agreement. Instead, the relationship will largely be determined by a series of “equivalence decisions,” each of which would grant mutual market access for a limited subset of financial services where either party finds the other party has a regulatory regime that achieves similar outcomes to its own. It is currently unknown if or when equivalence decisions will be taken. In March 2021, the U.K. and EU agreed a Memorandum of Understanding on Financial Services Regulatory Cooperation which creates a structure for dialogue but does not include commitments on equivalence.

In light of ongoing uncertainties, market participants are still adjusting. The exact impact of Brexit on the U.K.-EU flow of financial services therefore remains unknown. This same uncertainty applies to the consequences for the economies of the U.K. and the EU member states as a result of the U.K.’s withdrawal from the EU.

We have implemented plans to ensure continuity of service in Europe and continue to have regulated entities in place in many of the major European markets. As part of our Brexit strategy, ownership of BGC Madrid, Copenhagen and Frankfurt & GFI Paris, Madrid and Dublin branches was transferred to Aurel BGC SAS (a French-based operation and therefore based in the EU) in July 2020, BGC’s Insurance division (Corant) has established new brokerage platforms in Cyprus and France, and we have been generally increasing our footprint in the EU.

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

In 2019, a new European Commission took office which may over the course of its five-year mandate or introduce new legislative proposals for the Financial Services Sector and change the Brexit landscape for EU and U.K. financial firms alike. We are unable to predict how any of these new laws and proposed rules and regulations in the U.S. or the U.K. will be implemented or in what form, or whether any additional or similar changes to statutes or rules and regulations, including the interpretation or implementation thereof or a relaxation or other amendment of existing rules and regulations, will occur in the future. Any such action could affect us in substantial and unpredictable ways, including important changes in market infrastructure, increased reporting costs and a potential rearrangement in the sources of available revenue in a more transparent market. Certain enhanced regulations could subject us to the risk of fines, sanctions, enhanced oversight, increased financial and capital requirements and additional restrictions or limitations on our ability to conduct or grow our businesses, and could otherwise have an adverse effect on our businesses, financial condition, results of operations and prospects. We believe that uncertainty and potential delays around the final form of such new rules and regulations may negatively impact our customers and trading volumes in certain markets in which we transact, although a relaxation of existing rules and requirements could potentially have a positive impact in certain markets. Increased capital requirements may also diminish transaction velocity.

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

On June 25, 2020, the CFTC approved a final rule prohibiting post-trade name give-up for swaps executed, prearranged or pre-negotiated anonymously on or pursuant to the rules of a SEF and intended to be cleared. The rule provides exemptions for package transactions that include a component transaction that is not a swap that is intended to be cleared. The rule went into effect on November 1, 2020 for swaps subject to the trade execution requirement under the Commodity Exchange Act Section 2(h)(8) and July 5, 2021 for swaps not subject to the trade execution requirement, but intended to be cleared.

See “Regulation” included in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information related to our regulatory environment.

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

Rates volumes in particular are influenced by market volumes and, in certain instances, volatility. Historically low and negative interest rates across the globe have significantly reduced the overall trading appetite for rates products. As a result of central bank policies and actions, as well as continued expectations of low inflation rates outside of the U.S., many sovereign bonds continue to trade at or close to negative yields, especially in real terms. Also, weighing on yields and rates volumes are global central bank quantitative easing programs. The programs depress rates volumes because they entail central banks buying government securities or other securities in the open market in an effort to promote increased lending and liquidity and bring down long-term interest rates. When central banks hold these instruments, they tend not to trade or hedge, thus lowering rates volumes across cash and derivatives markets industry-wide. Following the market dislocation and ongoing pandemic, major central banks such as the U.S. Federal Reserve, ECB, Bank of Japan, Bank of England, and Swiss National Bank have restarted or may restart quantitative easing programs, and continue to maintain historically low interest rates, keep key short-term interest rates low, or a combination of both. The overall dollar value of balance sheets of the G-4 (the U.S., Eurozone, Japan, and U.K.) is expected to increase and remain high as a percentage of G-4 GDP over the medium-to-long-term.

Additional factors have weighed on market volumes in the products we broker. For example, the Basel III accord, implemented in late 2010 by the G-20 central banks, is a global regulatory framework on bank capital adequacy, stress testing and market liquidity risk that was developed with the intention of making banks more stable in the wake of the financial crisis by increasing bank liquidity and reducing bank leverage. The accord, which is expected to be fully phased in as of January 1, 2022, has already required most large banks in G-20 nations to hold approximately three times as much Tier 1 capital as was required under the previous set of rules. These capital rules have made it more expensive for banks to hold non-sovereign debt assets on their balance sheets, and as a result, analysts say that banks have reduced their proprietary trading activity in corporate and asset-backed fixed income securities as well as in various other OTC cash and derivative instruments. We believe that this has further reduced overall market exposure and industry volumes in many of the products we broker, particularly in Credit.

During the three months ended March 31, 2021, industry volumes were generally lower year-over-year across Rates, FX, Credit derivatives, Energy & Commodities, and European equities and generally higher across cash credit products and U.S. Equity derivatives and cash equities. BGC’s brokerage revenues, excluding Insurance, were down by 8.1% year-on-year in the quarter, which was primarily driven by record levels of volatility and volumes related to the onset of the COVID-19 pandemic in the first quarter of 2020. Below is an expanded discussion of the volume and growth drivers of our various brokerage product categories.

Rates Volumes and Volatility

Our Rates business is influenced by a number of factors, including global sovereign issuances, secondary trading and the hedging of these sovereign debt instruments. The amount of global sovereign debt outstanding remains high by historical standards, however the level of secondary trading and related hedging activity was lower during the first quarter of 2021 due to the elevated levels of volatility and trading volume related to the onset of the COVID-19 pandemic during the first quarter of last year. In addition, according to SIFMA and the Federal Reserve Bank of New York, the average daily volume of various U.S. Treasuries, excluding Treasury bills, among primary dealers was 5.9% lower in the first quarter of 2021 as compared to a year earlier. However, volumes of longer-dated U.S. Treasuries, with maturities greater than two years, increased 1.8% compared to the prior year. Additionally, interest rate derivative volumes were down 18% and 29% at ICE and the CME, respectively, all according to company press releases. In comparison, our revenue from Fenics Rates increased 76.1%, while our overall Rates revenues were down 3.3% as compared to a year earlier to $161.8 million.

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

Overall, analysts and economists expect the absolute level of sovereign debt outstanding to remain at elevated levels for the foreseeable future as governments finance their future deficits and roll over their sizable existing debt. Additionally, yields on benchmark U.S. Treasuries exhibited significant volatility during the first quarter of 2021 on future inflation concerns. While most economists expect that the effects of various forms of quantitative easing being undertaken by the various major central banks will continue to negatively impact financial market volumes, elevated levels of government debt issuance, coupled with rising U.S. interest rates and volatility, are expected to provide tailwinds to our Rates business.

FX Volumes and Volatility

Global FX volumes were generally lower during the first quarter of 2021. Volumes for CME FX futures and options, Refinitiv and CME EBS spot FX were down 21%, 15%, and 26%, respectively, during the quarter. In comparison, our overall FX revenues decreased by 11.6% to $83.4 million.

Insurance Brokerage

Our overall Insurance brokerage business (Corant) includes Ed Broking and Besso, as well as our newly established aviation and space insurance brokerage business. The pre-tax loss relating to Corant was $0.4 million and $8.5 million for the three months ended March 31, 2021 and 2020, respectively. Corant posted record revenues of $52.4 million for the first quarter of 2021 as it continued to benefit from improved productivity from previously hired brokers and hardening pricing trends. Corant’s growth was also driven by new business lines, including its aviation & aerospace business, Piiq Risk Partners, which won new key clients.

Equity derivatives and cash equities

Global equity volumes were mixed during the first quarter of 2021. Research from Raymond James indicated that the average daily volumes of U.S. cash equities and U.S. options were up 34% and 49%, respectively, as compared to a year earlier, while average daily volume of European cash equities shares were down 18% (in notional value). Over the same timeframe, Eurex average daily volumes of equity derivatives were down 36% while Euronext equity derivative index volumes declined by 43%. BGC’s equity business primarily consists of equity derivatives, which is why we have renamed this revenue line item Equity derivatives and cash equities. Our overall revenues from Equity derivatives and cash equities decreased by 13.9% to $70.5 million.

Credit Volumes

The cash portion of our Credit business is impacted by the level of global corporate bond issuance, while both the cash and credit derivatives parts of our business is impacted by corporate issuance. Global credit derivative market turnover has declined over the last few years due to the introduction of rules and regulations around the clearing of credit derivatives in the U.S. and elsewhere, along with non-uniform regulation across different geographies. In addition, many of our large bank customers continue to reduce their inventory of bonds and other credit products in order to comply with Basel III and other international financial regulations. During the first quarter of 2021, primary dealer average daily volume for corporate bonds (excluding commercial paper) was up by 16% according to Bloomberg and the Federal Reserve Bank of New York. Total notional traded credit derivatives as reported by the International Swaps and Derivatives Association — a reflection of the OTC derivatives market — were down by 33%, from a year earlier. In comparison, our overall Credit revenues decreased by 7.3% to $90.0 million.

Energy and Commodities

Energy and commodities volumes were generally lower during the first quarter of 2021 compared with the year earlier. CME and ICE energy futures and options volumes were down 26% and 14%, respectively. Historically lower sustained prices across energy and commodities reduced demand for underlying product hedges. In comparison, BGC’s energy and commodities revenues decreased by 9.4% to $75.9 million.

REGULATORY ENVIRONMENT

See “Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for additional information related to our regulatory environment.

LIQUIDITY

See “Liquidity and Capital Resources” herein for information related to our liquidity and capital resources.

HIRING AND ACQUISITIONS

Key drivers of our revenue are front-office producer headcount and average revenue per producer. We believe that our strong technology platform and unique compensation structure have enabled us to use both acquisitions and recruiting to profitably grow at a faster rate than our largest competitors since our formation in 2004.

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

We have made significant investments in our Insurance brokerage business (Corant), including meaningful increases in front-office employees. Our average revenue per front-office employee has historically declined year-over-year for the period immediately following significant headcount increases, and the additional brokers and salespeople generally achieve significantly higher productivity levels in their second or third year with the Company. Excluding Corant, as of March 31, 2021, our front-office headcount was 2,238 brokers, salespeople, managers and other front-office personnel, down 10% from 2,491 a year ago. Compared to the prior year period, average revenue per front-office employee for the three months ended March 31, 2021, increased by 4.2% to approximately $223 thousand, despite overall revenue being lower versus the prior year. On a stand-alone basis, our front-office Corant headcount increased by 21% to 546 from 452 a year ago.

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

Since 2019, our acquisitions have included Ed Broking, Ginga Petroleum, Algomi and several smaller acquisitions.

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

On March 6, 2020, we completed the acquisition of Algomi, a software company operating under a SaaS model that provides technology to bond market participants to improve their workflow and liquidity by data aggregation, pre-trade information analysis and execution facilitation.

FINANCIAL HIGHLIGHTS

For the three months ended March 31, 2021, we had income (loss) from operations before income taxes of $74.1 million compared to $31.0 million in the year earlier period. This increase was largely a result of a decrease in both compensation and non-compensation expenses in the three months ended March 31, 2021. Total revenues for the three months ended March 31, 2021, decreased $35.6 million, or 5.9%, to $567.6 million, which was primarily driven by record levels of volatility and volumes related to the onset of the COVID-19 pandemic in the first quarter of 2020. We have made excellent progress this quarter with respect to our investments in Fenics and Corant. Our Fenics growth accelerated during the first quarter, with revenues increasing by 40.0% and represented 20.5% of our total revenues, excluding Corant, its highest ever contribution. The growth in our Fenics platforms continued to significantly outpace the overall business as we added new clients and expanded our product offerings. As we continue to grow our higher margin businesses, we are well positioned for increased profitability.

Brokerage revenues for the three months ended March 31, 2021 decreased by $35.2 million, or 6.2% from the same period in 2020. Corant generated 16.8% growth, driven by new hires in aviation and reinsurance. Corant benefitted from favorable pricing trends and improved productivity from previously hired brokers and salespeople. The first quarter of 2020 was unique in that it reflected record market volatility and volumes driven by the onset of the COVID-19 pandemic. BGC recorded its second highest ever quarterly Rates brokerage revenues, second only to the year ago period. The first quarter of 2021 provided a favorable trading environment across many of the Rates products BGC brokers. Increasing U.S. interest rates, particularly in longer-dated benchmarks, drove volatility higher and supported global Rates trading volumes. We expect record levels of global debt issuance and increasing interest rate volatility to provide long-term tailwinds to the overall Rates asset class. Revenues in our Fenics business increased 40.0% to $105.6 million for the three months ended March 31, 2021, compared to the prior year period.

Beginning this quarter, BGC will categorize its Fenics businesses as Fenics Markets and Fenics Growth Platforms. Fenics Markets includes the Fully Electronic portions of BGC’s brokerage businesses, data, software and post-trade revenues that are unrelated to Fenics Growth Platforms, as well as Fenics Integrated revenues. Fenics Growth Platforms includes Fenics UST, Fenics GO, Lucera, Fenics FX and other newer standalone platforms. Revenues generated from data, software and post-trade attributable to Fenics Growth Platforms are included within their related businesses. Fenics Markets and Fenics Growth Platforms compete with companies such as CME, Tradeweb and MarketAxess. Fenics Markets revenues comprised of $95.1 million, an improvement of $25.4 million, or 36.5%, which reflected accelerating Rates and FX growth. Fenics Growth Platforms revenues comprised $10.6 million, an increase of $4.8 million, or 82.1%, driven by strong growth in Fenics UST, Lucera and Fenics GO. During the second quarter of 2020, we introduced Fenics Integrated, which seamlessly integrates hybrid liquidity with customer electronic orders. We believe that Fenics Integrated will enhance profit margins by further incentivizing the Company’s brokers and clients to automate execution. We believe that Fenics Integrated will create superior real-time information, improving the robustness and value of Fenics Market Data, which will accelerate our growth. As we expand our product offerings, optimize our commercial agreements, and add new clients across our electronic platforms, we continue to expect profitability in our newer Fenics Growth Platforms, which includes Fenics UST, Fenics GO, Lucera, Fenics FX and other newer standalone platforms.

Total expenses for the three months ended March 31, 2021 decreased $66.7 million to $500.4 million compared to the prior year period, primarily due to a $45.5 million decrease in total compensation expenses due to the impact of lower commissionable revenues on variable compensation as well as the cost reduction program which the Company implemented in the first quarter of 2020 to reduce its cost base to improve margins. The $21.3 million decrease in non-compensation expenses was primarily driven by a continued focus on tighter cost management as well as the impact of COVID-19, including lower selling and promotion expenses, reduced professional and consulting fees, as well as a decrease in commissions and floor brokerage expenses, which tend to move in line with commissionable revenue.

Total other income (losses), net for the three months ended March 31, 2021 increased $11.9 million, to $6.9 million compared to the prior year period, primarily due to an increase related to mark-to-market movements on other assets, a gain recognized on a litigation resolution in the first quarter of 2021, and an increase due to an impairment of an equity method investment recorded in the first quarter of 2020 compared to no impairment recorded in the three months ended March 31, 2021.

In addition, for the three months ended March 31, 2021, income from operations before income taxes increased by $93.5 million, to $74.1 million, compared to a loss from operations before income taxes of $19.5 million for the three months ended December 31, 2020. Total revenues for the three months ended March 31, 2021, increased $88.2 million, or 18.4%, to $567.6 million. This was principally a result of a $83.2 million increase in brokerage revenues, which was largely driven by an increase of $37.3 million in Rates revenues, a $21.2 million increase in Credit, and a $10.2 million increase in FX as the first quarter of 2021 provided a favorable trading environment across many of the products BGC brokers. Traditionally, the financial markets around the world generally experience lower volume during the late summer and at the end of the year due to a slowdown in the business environment around holiday seasons. Therefore, our revenues tend to be strongest in the first quarter and lowest in the fourth quarter. Total expenses for the three months ended March 31, 2021 decreased $2.0 million, to $500.4 million, compared to the three months ended December 31, 2020, primarily due to a $4.4 million decrease in non-compensation expenses and partially offset by a $2.5 million increase in total compensation expenses. Within total compensation expenses, our Compensation and employee benefits increased $49.5 million, or 19.1%, to $308.2 million which was driven by the impact of higher commissionable revenues on variable compensation, while expenses for Equity-based compensation and allocations of net income to limited partnership units and FPUs decreased by $47.0 million, or 58.4%, to $33.5 million due to a decrease in charges related to grants of exchangeability and issuance of shares of BGC Class A common stock. Total other income (losses), net for the three months ended March 31, 2021 increased $3.4 million, to $6.9 million compared to the three months ended December 31, 2020, primarily due to a gain recognized on a litigation resolution in the first quarter of 2021.

On April 28, 2021, our Board declared a $0.01 dividend for the first quarter. Effective with the first quarter of 2020 dividend, the Board took the step of reducing the quarterly dividend out of an abundance of caution in order to strengthen the Company’s balance sheet as the global capital markets face difficult and unprecedented macroeconomic conditions. Additionally, BGC Holdings reduced its distributions to or on behalf of its partners. The distributions to or on behalf of partners will at least cover their related tax payments. Whether any given post-tax amount is equivalent to the amount received by a stockholder also on an after-tax basis depends upon stockholders’ and partners’ domiciles and tax status. BGC believes that these steps will allow the Company to prioritize its financial strength. Our 2021 capital allocation priorities are to return capital to stockholders and to continue investing in our high growth Fenics businesses. Previously, we were deeply dividend-centric; going forward, we plan to prioritize share and unit repurchases over dividends and distribution with an aim to nominally increase it toward the end of the year.

RESULTS OF OPERATIONS

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021		2020
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$435,220	76.7%	$455,855	75.6%
Principal transactions	98,763	17.4	113,311	18.8
Total brokerage revenues	533,983	94.1	569,166	94.4
Fees from related parties	3,785	0.7	5,521	0.9
Data, software and post-trade	21,986	3.9	19,398	3.2
Interest and dividend income	3,038	0.5	4,161	0.7
Other revenues	4,784	0.8	4,921	0.8
Total revenues	567,576	100.0	603,167	100.0
Expenses:
Compensation and employee benefits	308,162	54.3	344,928	57.2
Equity-based compensation and allocations of net income to limited partnership units and FPUs (1)	33,495	5.9	42,204	7.0
Total compensation and employee benefits	341,657	60.2	387,132	64.2
Occupancy and equipment	48,133	8.5	51,074	8.5
Fees to related parties	5,291	0.9	5,435	0.9
Professional and consulting fees	16,140	2.8	19,956	3.3
Communications	29,804	5.3	30,521	5.1
Selling and promotion	7,488	1.3	18,699	3.1
Commissions and floor brokerage	17,929	3.2	19,277	3.2
Interest expense	17,853	3.2	17,506	2.9
Other expenses	16,089	2.8	17,531	2.9
Total expenses	500,384	88.2	567,131	94.1
Other income (losses), net:
Gains (losses) on equity method investments	1,466	0.2	1,023	0.2
Other income (loss)	5,406	1.0	(6,015)	(1.0)
Total other income (losses), net	6,872	1.2	(4,992)	(0.8)
Income (loss) from operations before income taxes	74,064	13.0	31,044	5.1
Provision (benefit) for income taxes	14,939	2.6	10,875	1.8
Consolidated net income (loss)	$59,125	10.4%	$20,169	3.3%
Less: Net income (loss) operations attributable to noncontrolling interest in subsidiaries	16,034	2.8	6,495	1.0
Net income (loss) available to common stockholders	$43,091	7.6%	$13,674	2.3%

(1)	The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Three Months Ended March 31,
	2021		2020
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and grants of exchangeability	$7,854	1.4%	$23,034	3.8%
Allocations of net income	5,631	1.0	1,279	0.2
LPU amortization	17,094	3.0	16,309	2.7
RSU amortization	2,916	0.5	1,582	0.3
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$33,495	5.9%	$42,204	7.0%

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Revenues

Brokerage Revenues

Total brokerage revenues decreased by $35.2 million, or 6.2%, to $534.0 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Commission revenues decreased by $20.6 million, or 4.5%, to $435.2 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Principal transactions revenues decreased by $14.5 million, or 12.8%, to $98.8 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

The decrease in total brokerage revenues was primarily driven by decreases in revenues from Equity derivatives and cash equities, FX, Energy and commodities, Credit, and Rates, partially offset by an increase in revenues from Insurance. The decreases in BGC’s brokerage revenues, excluding Insurance, were due to the elevated levels of volatility and trading volume related to the onset of the COVID-19 pandemic during the first quarter of 2020.

Our brokerage revenues from Equity derivatives and cash equities decreased by $11.3 million, or 13.9%, to $70.5 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Our FX revenues decreased by $10.9 million, or 11.6%, to $83.4 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Our brokerage revenues from Energy and commodities decreased by $7.9 million, or 9.4%, to $75.9 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Our Credit revenues decreased by $7.1 million, or 7.3%, to $90.0 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Our brokerage revenues from Rates decreased by $5.4 million, or 3.3%, to $161.8 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Our brokerage revenues from Insurance increased by $7.5 million, or 16.8%, to $52.4 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This increase was primarily due to organic growth, as previously hired brokers and salespeople ramped up production and benefited from favorable pricing trends for insurance renewals.

Fees from Related Parties

Fees from related parties decreased by $1.7 million, or 31.4%, to $3.8 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Data, Software and Post-Trade

Data, software and post-trade revenues increased by $2.6 million, or 13.3%, to $22.0 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This increase was primarily driven by Lucera expanding their client base, the integration of Algomi, as well as an increase in revenues from post-trade services.

Interest and Dividend Income

Interest and dividend income decreased by $1.1 million, or 27.0%, to $3.0 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This decrease was primarily due to lower interest income earned on employee loans and deposits.

Other Revenues

Other revenues decreased by $0.1 million, or 2.8%, to $4.8 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense decreased by $36.8 million, or 10.7%, to $308.2 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The main driver of this decrease was the impact of lower brokerage revenues on variable compensation, as well as costs associated with the cost reduction program which were significantly higher in the first quarter of 2020 compared to the first quarter of 2021.

Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units and FPUs

Equity-based compensation and allocations of net income to limited partnership units and FPUs decreased by $8.7 million, or 20.6%, to $33.5 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This was primarily driven by a decrease in grants of exchangeability and issuance of Class A common stock.

Occupancy and Equipment

Occupancy and equipment expense decreased by $2.9 million, or 5.8%, to $48.1 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This was primarily driven by a decrease in fixed asset impairments.

Fees to Related Parties

Fees to related parties decreased by $0.1 million, or 2.6%, to $5.3 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Fees to related parties are allocations paid to Cantor for administrative and support services (such as accounting, occupancy, and legal).

Professional and Consulting Fees

Professional and consulting fees decreased by $3.8 million, or 19.1%, to $16.1 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This decrease was primarily driven by a decrease in consulting fees in the three months ended March 31, 2021.

Communications

Communications expense decreased by $0.7 million, or 2.3%, to $29.8 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Selling and Promotion

Selling and promotion expense decreased by $11.2 million, or 60.0%, to $7.5 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This decrease was primarily a result of a reduction in travel and entertainment expenses due to a continued focus on tighter cost management as well as the impact of COVID-19.

Commissions and Floor Brokerage

Commissions and floor brokerage expense decreased by $1.3 million, or 7.0%, to $17.9 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This line item tends to move in line with brokerage revenues.

Interest Expense

Interest expense increased by $0.3 million, or 2.0%, to $17.9 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This increase was primarily driven by interest expense related to the 4.375% Senior Notes issued in July 2020, partially offset by lower interest expense related to borrowings on the Revolving Credit Agreement.

Other Expenses

Other expenses decreased by $1.4 million, or 8.2%, to $16.1 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, which was primarily due to a decrease in intangible amortization expense.

Other Income (Losses), net

Gains (Losses) on Equity Method Investments

Gains (losses) on equity method investments increased by $0.4 million, or 43.3%, to a gain of $1.5 million, for the three months ended March 31, 2021 as compared to a gain of $1.0 million for the three months ended March 31, 2020. Gains (losses) on equity method investments represent our pro-rata share of the net gains or losses on investments over which we have significant influence, but which we do not control.

Other Income (Loss)

Other income (loss) increased by $11.4 million, to $5.4 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This was primarily driven by an increase related to mark-to-market movements on other assets, a gain recognized on a litigation resolution in the first quarter of 2021, and an increase due to an impairment of an equity method investment recorded in the first quarter of 2020 compared to no impairment recorded in the three months ended March 31, 2021.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes increased by $4.1 million, or 37.4%, to $14.9 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This increase was primarily driven by the change in the geographical and business mix of earnings, which can impact our consolidated effective tax rate from period-to-period.

Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries

Net income (loss) attributable to noncontrolling interest in subsidiaries increased by $9.5 million, or 146.9%, to $16.0 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

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

	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Revenues:
Commissions	$435,220	$377,146	$352,027	$382,640	$455,855	$382,897	$409,765	$422,974
Principal transactions	98,763	73,687	65,182	99,453	113,311	71,725	75,536	90,432
Fees from related parties	3,785	4,857	8,814	6,562	5,521	8,218	8,208	7,221
Data, software and post-trade	21,986	20,860	21,523	20,139	19,398	18,151	18,364	18,741
Interest and dividend income	3,038	(783)	2,418	6,536	4,161	2,865	3,976	7,813
Other revenues	4,784	3,659	5,075	3,758	4,921	3,300	5,288	4,006
Total revenues	567,576	479,426	455,039	519,088	603,167	487,156	521,137	551,187
Expenses:
Compensation and employee benefits	308,162	258,687	244,419	283,616	344,928	268,696	278,744	290,271
Equity-based compensation and allocations of net income to limited partnership units and FPUs	33,495	80,515	33,007	27,819	42,204	69,389	44,093	45,002
Total compensation and employee benefits	341,657	339,202	277,426	311,435	387,132	338,085	322,837	335,273
Occupancy and equipment	48,133	45,723	45,224	47,247	51,074	47,387	44,709	45,109
Fees to related parties	5,291	4,954	7,610	5,194	5,435	2,858	7,123	6,457
Professional and consulting fees	16,140	18,072	15,637	19,805	19,956	27,553	21,262	23,347
Communications	29,804	30,470	30,088	30,524	30,521	29,715	29,882	29,974
Selling and promotion	7,488	6,891	5,943	6,634	18,699	21,432	20,320	21,491
Commissions and floor brokerage	17,929	13,646	12,933	13,520	19,277	16,377	15,831	16,791
Interest expense	17,853	21,811	19,665	17,625	17,506	16,354	15,403	15,136
Other expenses	16,089	21,574	28,348	21,480	17,531	29,487	42,257	21,354
Total expenses	500,384	502,343	442,874	473,464	567,131	529,248	519,624	514,932
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	403	(9)	—	—	(14)	—	(1,619)
Gains (losses) on equity method investments	1,466	1,354	1,527	1,119	1,023	1,064	1,530	738
Other income (loss)	5,406	1,687	4,779	1,129	(6,015)	11,642	2,095	194
Total other income (losses), net	6,872	3,444	6,297	2,248	(4,992)	12,692	3,625	(687)
Income (loss) from operations before income taxes	74,064	(19,473)	18,462	47,872	31,044	(29,400)	5,138	35,568
Provision (benefit) for income taxes	14,939	(6,729)	8,558	8,599	10,875	4,075	6,691	13,261
Consolidated net income (loss)	$59,125	$(12,744)	$9,904	$39,273	$20,169	$(33,475)	$(1,553)	$22,307
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	16,034	(10,406)	251	11,354	6,495	(12,914)	4,752	8,335
Net income (loss) available to common stockholders	$43,091	$(2,338)	$9,653	$27,919	$13,674	$(20,561)	$(6,305)	$13,972

The table below details our brokerage revenues by product category for the indicated periods (in thousands):

	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Brokerage revenue by product:
Rates	$161,793	$124,495	$119,325	$133,034	$167,240	$129,549	$156,765	$152,959
Credit	90,047	68,882	68,053	95,780	97,189	70,438	72,382	78,166
FX	83,433	73,213	73,281	74,393	94,366	80,369	86,492	101,899
Energy and commodities	75,868	71,706	65,871	71,326	83,738	71,456	73,012	73,887
Equity derivatives and cash equities	70,462	63,718	47,410	61,777	81,797	59,533	56,958	65,078
Insurance	52,380	48,819	43,269	45,783	44,836	43,277	39,692	41,417
Total brokerage revenues	$533,983	$450,833	$417,209	$482,093	$569,166	$454,622	$485,301	$513,406
Brokerage revenue by product (percentage):
Rates	30.3%	27.6%	28.6%	27.6%	29.4%	28.5%	32.3%	29.8%
Credit	16.9	15.3	16.3	19.9	17.1	15.5	14.9	15.2
FX	15.6	16.2	17.6	15.4	16.6	17.7	17.8	19.8
Energy and commodities	14.2	15.9	15.8	14.8	14.6	15.7	15.0	14.4
Equity derivatives and cash equities	13.2	14.2	11.3	12.8	14.4	13.1	11.8	12.7
Insurance	9.8	10.8	10.4	9.5	7.9	9.5	8.2	8.1
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Brokerage revenue by type:
Voice/Hybrid	$450,332	$388,388	$359,194	$423,697	$513,101	$410,332	$436,841	$460,359
Fully Electronic	83,651	62,445	58,015	58,396	56,065	44,290	48,460	53,047
Total brokerage revenues	$533,983	$450,833	$417,209	$482,093	$569,166	$454,622	$485,301	$513,406
Brokerage revenue by type (percentage):
Voice/Hybrid	84.3%	86.1%	86.1%	87.9%	90.1%	90.3%	90.0%	89.7%
Fully Electronic	15.7	13.9	13.9	12.1	9.9	9.7	10.0	10.3
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet

Our balance sheet and business model are not capital intensive. Our assets consist largely of cash and cash equivalents, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term capital (equity and notes payable) is held to support the less liquid assets and potential capital investment opportunities. Total assets as of March 31, 2021 were $5.6 billion, an increase of 41.1% as compared to December 31, 2020. The increase in total assets was driven primarily by increases in Receivables from broker-dealers, clearing organizations, customers and related broker-dealers as well as Accrued commissions and other receivables, net. We maintain a significant portion of our assets in Cash and cash equivalents and Securities owned, with our liquidity (which we define as Cash and cash equivalents, Reverse repurchase agreements, Marketable securities and Securities owned, less Securities loaned and Repurchase Agreements) as of March 31, 2021 of $634.2 million. See “Liquidity Analysis” below for a further discussion of our liquidity. Our Securities owned were $59.5 million as of March 31, 2021 and December 31, 2020. Our Marketable securities were $0.3 million as of March 31, 2021 and December 31, 2020. Our Repurchase agreements as of March 31, 2021 were $0.1 million. We did not have any Repurchase agreements as of December 31, 2021. We did not have any Securities loaned or Reverse repurchase agreements as of March 31, 2021 and December 31, 2020.

As part of our cash management process, we may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of March 31, 2021 and December 31, 2020, there were no reverse repurchase agreements outstanding.

Additionally, in August 2013, the Audit Committee authorized us to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including policies relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of March 31, 2021 and December 31, 2020, we had no investments in the program.

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

As discussed above, our liquidity remains strong at $634.2 million as of March 31, 2021. Our decision to reduce our dividend and draw down additional funds on the Revolving Credit Agreement in the first quarter of 2020, was a result of preparing for the unknown in the current extraordinary macroeconomic/social environment and was not taken to meet an external demand for liquidity, but rather to strengthen our balance sheet. We continue to operate soundly without stress and do not have any Company-specific financial issues. The reduction of the dividend was an internally driven, precautionary step to ensure the financial security of the company in uncertain times. As of the third quarter of 2020 we fully repaid the $225.0 million borrowings then-outstanding under the Revolving Credit Agreement.

On May 27, 2021, we expect to repay our 5.125% Senior Notes with a carrying value of $255.8 million as of March 31, 2021, which will reduce our cash and outstanding debt.

Notes Payable, Other and Short-term Borrowings

Unsecured Senior Revolving Credit Agreement

On November 28, 2018, we entered into the Revolving Credit Agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, which replaced the existing committed unsecured senior revolving credit agreement. The maturity date of the Revolving Credit Agreement was November 28, 2020 and the maximum revolving loan balance is $350.0 million. Borrowings under this agreement bear interest at either LIBOR or a defined base rate plus additional margin. On December 11, 2019, we entered into an amendment to the new unsecured Revolving Credit Agreement. Pursuant to the amendment, the maturity date was extended to February 26, 2021. On February 26, 2020, the Company entered into a second amendment to the unsecured revolving credit agreement, pursuant to which, the maturity date was extended by two years to February 26, 2023. The size of the Revolving Credit Agreement, along with the interest rate on the borrowings therefrom, remained unchanged. On July 14, 2020, the Company repaid in full the $225.0 million borrowings outstanding under the Revolving Credit Agreement. As of March 31, 2021 and December 31, 2020, there were no borrowings outstanding under the new unsecured Revolving Credit Agreement. We may draw down on the Revolving Credit Agreement to provide flexibility in the normal course to meet ongoing operational cash needs, including as necessary to manage through the current extraordinary macroeconomic/business environment as a result of the COVID-19 pandemic. Our liquidity remains strong, and was $634.2 million as of March 31, 2021, as discussed below.

5.125% Senior Notes

On May 27, 2016, we issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes. The 5.125% Senior Notes are general senior unsecured obligations of the Company. The 5.125% Senior Notes bear interest at a rate of 5.125% per year, payable in cash on May 27 and November 27 of each year, commencing November 27, 2016. The 5.125% Senior Notes will mature on May 27, 2021. The Company may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of its notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. On August 5, 2020, the Company commenced a cash tender offer for any and all $300.0 million outstanding aggregate principal amount of its 5.125% Senior Notes. On August 11, 2020, the Company’s cash tender offer expired at 5:00 p.m., New York City time. As of the expiration time, $44.0 million aggregate principal amount of the 5.125% Senior Notes were validly tendered. These notes were redeemed on the settlement date of August 14, 2020. The Company retained CF&Co as one of the dealer managers for the tender offer. As a result of this transaction, $14 thousand in dealer management fees were paid to CF&Co. Cantor tendered $15.0 million of such senior notes in the tender offer, and did not hold such notes as of March 31, 2021.

The initial carrying value of the 5.125% Senior Notes was $295.8 million, net of the discount and debt issuance costs of $4.2 million, of which $0.5 million were underwriting fees payable to CF&Co and $18 thousand were underwriting fees payable to CastleOak Securities, L.P. The carrying value of the 5.125% Senior Notes as of March 31, 2021 was $255.8 million.

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

5.375% Senior Notes

On July 24, 2018, we issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes. The 5.375% Senior Notes are general senior unsecured obligations of the Company. The 5.375% Senior Notes bear interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The 5.375% Senior Notes will mature on July 24, 2023. We may redeem some or all of the 5.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 5.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture related to the 5.375% Senior Notes) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes was $444.2 million, net of the discount and debt issuance costs of $5.8 million, of which $0.3 million were underwriting fees paid to CF&Co and $41 thousand were underwriting fees paid to CastleOak Securities, L.P. We also paid CF&Co an advisory fee of $0.2 million in connection with the issuance. The issuance costs are amortized as interest expense and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 5.375% Senior Notes as of March 31, 2021 was $446.9 million.

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

3.750% Senior Notes

On September 27, 2019, we issued an aggregate of $300.0 million principal amount of 3.750% Senior Notes. The 3.750% Senior Notes are general unsecured obligations of the Company. The 3.750% Senior Notes bear interest at a rate of 3.750% per annum, payable in cash on each April 1 and October 1, commencing April 1, 2020. The 3.750% Senior Notes will mature on October 1, 2024. We may redeem some or all of the 3.750% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 3.750% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture related to the 3.750% Senior Notes) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 3.750% Senior Notes was $296.1 million, net of discount and debt issuance costs of $3.9 million, of which $0.2 million were underwriting fees payable to CF&Co and $36 thousand were underwriting fees payable to CastleOak Securities, L.P. The issuance costs will be amortized as interest expense and the carrying value of the 3.750% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 3.750% Senior Notes was $297.1 million as of March 31, 2021.

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

4.375% Senior Notes

On July 10, 2020, we issued an aggregate of $300.0 million principal amount of 4.375% Senior Notes. The 4.375% Senior Notes are general unsecured obligations of the Company. The 4.375% Senior Notes bear interest at a rate of 4.375% per year, payable in cash on June 15 and December 15, commencing December 15, 2020. The 4.375% Senior Notes will mature on December 15, 2025. We may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 4.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture related to the 4.375% Senior Notes) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. Cantor purchased $14.5 million of such senior notes and still holds such notes as of March 31, 2021. The initial carrying value of the 4.375% Senior Notes was $296.8 million, net of discount and debt issuance costs of $3.2 million, of which $0.2 million were underwriting fees payable to CF&Co and $36 thousand were underwriting fees payable to CastleOak Securities, L.P. The carrying value of the 4.375% Senior Notes was $297.1 million as of March 31, 2021.

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

Collateralized Borrowings

 On May 31, 2017, we entered into a secured loan arrangement of $29.9 million under which we pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.44% per year and matures on May 31, 2021. As of March 31, 2021 and December 31, 2020, we had $2.0 million and $4.0 million, respectively, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of March 31, 2021 was $0.5 million. The book value of the fixed assets pledged as of December 31, 2020 was $0.8 million.

On April 8, 2019, we entered into a secured loan arrangement of $15.0 million, under which we pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.77% and matures on April 8, 2023. As of March 31, 2021, we had $8.7 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of March 31, 2021 was $0.6 million. As of December 31, 2020, we had $9.6 million outstanding related to this secured loan arrangement. The net book value of the fixed assets pledged as of December 31, 2020, was $1.2 million. Also, on April 19, 2019, we entered into a secured loan arrangement of $10.0 million, under which we pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.89% and matures on April 19, 2023. As of March 31, 2021, we had $5.6 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of March 31, 2021 was $2.2 million. As of December 31, 2020, we had $6.3 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2020, was $2.7 million.

Weighted-average Interest Rate

For the three months ended March 31, 2021 and 2020, the weighted-average interest rate of our total Notes payable and other borrowings, which include our Unsecured Senior Revolving Credit Agreement, Senior Notes, and Collateralized Borrowings, was 4.71% and 4.43%, respectively.

Short-term Borrowings

On August 22, 2017, we entered into a committed unsecured loan agreement with Itau Unibanco S.A. The credit agreement provides for short-term loans of up to $3.5 million (BRL 20.0 million). The maturity date of the agreement is August 19, 2021. Borrowings under this agreement bear interest at the Brazilian Interbank offering rate plus 3.30%. As of March 31, 2021, there were $3.5 million (BRL 20.0 million) of borrowings outstanding under the facility. As of December 31, 2020, there were $3.8 million (BRL 20.0 million) of borrowings outstanding under the facility. As of March 31, 2021, the interest rate was 6.1%.

On August 23, 2017, we entered into a committed unsecured credit agreement with Itau Unibanco S.A. The credit agreement provides for an intra-day overdraft credit line up to $8.8 million (BRL 50.0 million). The maturity date of the agreement is June 9, 2021. This agreement bears a fee of 1.48% per year. As of March 31, 2021 and December 31, 2020, there were no borrowings outstanding under this agreement.

BGC Credit Agreement with Cantor

On March 19, 2018, we entered into the BGC Credit Agreement with Cantor. The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the previous credit facility between BGC and an affiliate of Cantor, and was approved by the Audit Committee of BGC. On August 6, 2018, the Company entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that can be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2022, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of March 31, 2021, there were no borrowings by BGC or Cantor outstanding under this Agreement.

CREDIT RATINGS

As of March 31, 2021, our public long-term credit ratings and associated outlooks are as follows:

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

At December 31, 2019, the Company completed the calculation of the one-time transition tax on the deemed repatriation of foreign subsidiaries’ earnings pursuant to the Tax Act and previously recorded a net cumulative tax expense of $25.0 million, net of foreign tax credits. An installment election can be made to pay the taxes over eight years with 40% paid in equal installments over the first five years and the remaining 60% to be paid in installments of 15%, 20% and 25% in years six, seven and eight, respectively. The cumulative remaining balance as of March 31, 2021 is $15.8 million.

As of March 31, 2021, the Company had $574.4 million of Cash and cash equivalents, and included in this amount was $416.3 million of Cash and cash equivalents held by foreign subsidiaries.

Discussion of the three months ended March 31, 2021

The table below presents our Liquidity Analysis:

	March 31, 2021	December 31, 2020
(in thousands)
Cash and cash equivalents	$574,384	$593,646
Securities owned	59,527	58,572
Marketable securities	338	349
Repurchase agreements	(94)	—
Total	$634,155	$652,567

The $18.4 million decrease in our liquidity position from $652.6 million as of December 31, 2020 to $634.2 million as of March 31, 2021, was primarily related to ordinary movements in working capital, cash paid with respect to annual employee bonuses, tax payments, and our continued investment in Fenics Growth Platforms and our insurance brokerage businesses.

Discussion of the three months ended March 31, 2020

The table below presents our Liquidity Analysis:

	March 31, 2020	December 31, 2019
(in thousands)
Cash and cash equivalents	$455,016	$415,379
Securities owned	57,529	57,525
Marketable securities [1]	245	326
Repurchase agreements	(512)	—
Total	$512,278	$473,230

[1]	As of December 31, 2019 $13.9 million of Marketable securities on our balance sheet had been lent in a Securities loaned transaction and, therefore, are not included in this Liquidity Analysis.

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

CLEARING CAPITAL

In November 2008, we entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on our behalf. In June 2020, this clearing capital agreement was amended to cover Cantor providing clearing services in all eligible financial products to us and not just U.S. Treasury and U.S. government agency securities. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to us, Cantor shall be entitled to request from us cash or other property acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement or Cantor will post cash or other property on our behalf for a commercially reasonable charge. Cantor had not requested any cash or other property from us as collateral as of March 31, 2021.

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

These subsidiaries may also be prohibited from repaying the borrowings of their parents or affiliates, paying cash dividends, making loans to their parent or affiliates or otherwise entering into transactions, in each case, that result in a significant reduction in their regulatory capital position without prior notification or approval from their principal regulator. See Note 21—“Regulatory Requirements” to our unaudited condensed consolidated financial statements for further details on our regulatory requirements.

As of March 31, 2021, $790.4 million of net assets were held by regulated subsidiaries. As of March 31, 2021, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $466.7 million.

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

MiFID II is intended to help improve the functioning of the EU single market by achieving a greater consistency of regulatory standards. By design, therefore, it is intended that EU member states should have very similar regulatory regimes in relation to the matters addressed to MiFID. MiFID II has also introduced a new regulated execution venue category known as an OTF that captures much of the Voice-and Hybrid-oriented trading in EU. Much of our existing EU derivatives and fixed income execution business now take place on OTFs. Further to its decision to leave the EU, the U.K. has implemented MIFID II’s requirements into its own domestic legislation. Brexit may impact future market structures and MiFID II rulemaking and implementation. Both the U.K. and EU are in the process of reviewing their financial services rulebooks, which may lead to regulatory changes.

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

See “Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information related to our regulatory environment.

EQUITY

Class A Common Stock

Changes in shares of BGC Class A common stock outstanding were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Shares outstanding at beginning of period	323,018	307,915
Share issuances:
Redemptions/exchanges of limited partnership interests[1]	10,431	2,105
Vesting of RSUs	1,367	697
Acquisitions	251	270
Other issuances of BGC Class A common stock	262	72
Treasury stock repurchases	(965)	—
Shares outstanding at end of period	334,364	311,059

1

Included in redemptions/exchanges of limited partnership interests for the three months ended March 31, 2021 and 2020 are 1.6 million shares of BGC Class A common stock granted in connection with the cancellation of 1.7 million LPUs, and 1.4 million shares of BGC Class A common stock granted in connection with the cancellation of 1.4 million LPUs, respectively. Because LPUs are included in the Company’s fully diluted share count, if dilutive, redemptions/exchanges in connection with the issuance of BGC Class A common stock would not impact the fully diluted number of shares outstanding.

Class B Common Stock

The Company did not issue any shares of BGC Class B common stock during the three months ended March 31, 2021 and 2020. As of March 31, 2021 and December 31, 2020, there were 45.9 million shares of BGC Class B common stock outstanding.

Unit Redemptions and Share Repurchase Program

The Board and Audit Committee have authorized repurchases of BGC Class A common stock and redemptions of limited partnership interests or other equity interests in our subsidiaries. On August 1, 2018, the Board and Audit Committee increased the Company’s share repurchase and unit redemption authorization to $300.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of March 31, 2021, the Company had $245.4 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units.

The table below represents the units redeemed and/or shares repurchased for cash and does not include units redeemed/cancelled in connection with the grant of shares of BGC Class A common stock nor the limited partnership interests exchanged for shares of BGC Class A common stock. The unit redemptions and share repurchases of BGC Class A common stock during the three months ended March 31, 2021 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted-Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Program
Redemptions[1]
January 1, 2021—March 31, 2021	20	$4.40
Repurchases[2]
January 1, 2021—January 31, 2021	—	$—
February 1, 2021—February 28, 2021	962	4.56
March 1, 2021—March 31, 2021	3	4.29
Total Repurchases	965	$4.56
Total Redemptions and Repurchases	985	$4.56	$245,422

[1]

During the three months ended March 31, 2021, the Company redeemed 14 thousand LPUs at an aggregate redemption price of $61 thousand for a weighted-average price of $4.36 per unit. During the three months ended March 31, 2021, the Company redeemed 6 thousand FPUs at an aggregate redemption price of $28 thousand for a weighted-average price of $4.48 per unit. During the three months ended March 31, 2020, the Company redeemed 0.2 million LPUs at an aggregate redemption price of $1.0 million for a weighted-average price of $4.30 per unit. No FPUs were redeemed during the three months ended March 31, 2020. The table above does not include units redeemed/cancelled in connection with the grant of 1.6 million and 1.4 million shares of BGC Class A common stock during the three months ended March 31, 2021 and 2020, respectively, nor the limited partnership interests exchanged for 9.1 million and 0.6 million shares of BGC Class A common stock during the three months ended March 31, 2021 and 2020, respectively.

[2]

During the three months ended March 31, 2021, the Company repurchased 1.0 million shares of BGC Class A common stock at an aggregate price of $4.4 million for a weighted-average price of $4.56 per share. The Company did not repurchase any shares of BGC Class A common stock during the three months ended March 31, 2020.

The weighted-average share count for our earnings per share calculation was as follows (in thousands):

Three Months Ended March 31, 2021
Common stock outstanding[1]	374,318
Partnership units[2]	178,117
RSUs (Treasury stock method)	3,413
Other	1,220
Total[3]	557,068

1

Common stock consisted of shares of BGC Class A common stock, shares of BGC Class B common stock and contingent shares of our Class A common stock for which all necessary conditions have been satisfied except for the passage of time. For the quarter ended March 31, 2021, the weighted-average number of shares of BGC Class A common stock was 326.5 million and shares of BGC Class B common stock was 45.9 million.

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

3

For the three months ended March 31, 2021, 0.1 million potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Also as of March 31, 2021, 34.3 million shares of contingent BGC Class A common stock, N units, RSUs, and LPUs were excluded from fully diluted EPS computations because the conditions for issuance had not been met by the end of the period. The contingent BGC Class A common stock is recorded as a liability and included in “Accounts payable, accrued and other liabilities” in our unaudited condensed consolidated statement of financial condition as of March 31, 2021.

The fully diluted period-end spot share count was as follows (in thousands):

As of March 31, 2021
Common stock outstanding	380,249
Partnership units	170,896
RSUs (Treasury stock method)	2,801
Other	3,051
Total	556,997

On June 5, 2015, we entered into the Exchange Agreement with Cantor providing Cantor, CFGM and other Cantor affiliates entitled to hold BGC Class B common stock the right to exchange from time to time, on a one-to-one basis, subject to adjustment, up to an aggregate of 34.6 million shares of BGC Class A common stock now owned or subsequently acquired by such Cantor entities for up to an aggregate of 34.6 million shares of BGC Class B common stock. Such shares of BGC Class B common stock, which currently can be acquired upon the exchange of Cantor units owned in BGC Holdings, are already included in our fully diluted share count and will not increase Cantor’s current maximum potential voting power in the common equity. The Exchange Agreement enabled the Cantor entities to acquire the same number of shares of BGC Class B common stock that they were already entitled to acquire without having to exchange its Cantor units in BGC Holdings. The Audit Committee and Board have determined that it was in the best interests of us and our stockholders to approve the Exchange Agreement because it will help ensure that Cantor retains its Cantor units in BGC Holdings, which is the same partnership in which our partner employees participate, thus continuing to align the interests of Cantor with those of the partner employees. On November 23, 2018, in the Class B Issuance, BGC issued 10.3 million shares of BGC Class B common stock to Cantor and 0.7 million shares of BGC Class B common stock to CFGM, an affiliate of Cantor, in each case in exchange for shares of BGC Class A common stock from Cantor and CFGM, respectively, on a one-to-one basis pursuant to the Exchange Agreement. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC by Cantor or CFGM for the Class B Issuance. Following this exchange, Cantor and its affiliates only have the right to exchange under the Exchange Agreement up to an aggregate of 23.6 million shares of BGC Class A common stock, now owned or subsequently acquired, or its Cantor units in BGC Holdings, into shares of BGC Class B common stock. As of March 31, 2021, Cantor and CFGM do not own any shares of BGC Class A common stock.

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

Registration Statements

We currently have in place an effective equity shelf registration statement on Form S-3 filed on March 9, 2018 with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock from time to time on a delayed or continuous basis. On March 9, 2018, we entered into the March 2018 Sales Agreement, pursuant to which we may offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock under the CEO Program. Proceeds from shares of BGC Class A common stock sold under this CEO Program Sales Agreement may be used for redemptions of limited partnership interests in BGC Holdings, as well as for general corporate purposes, including acquisitions and the repayment of debt. CF&Co is a wholly owned subsidiary of Cantor and an affiliate of us. Under this Sales Agreement, we have agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. For certain transactions during 2020, we paid CF&Co 1% of the gross proceeds from the sale of shares of our Class A common stock in our CEO program. As of the date of filing of this Form 10-Q, we have issued 17.6 million shares of BGC Class A common stock (or $210.8 million) under the March 2018 Sales Agreement, and $89.2 million of stock is remaining for sale by us under the March 2018 Sales Agreement. For additional information on the Company’s CEO Program sales agreements, see Note 13—“Related Party Transactions” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. On March 8, 2021, we filed a replacement CEO Program shelf registration statement on Form S-3, which has not yet been declared effective, with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock (inclusive of the $89.2 million of shares remaining for sale under the current CEO Program) from time to time on a delayed or continuous basis.

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

Further, we have an effective registration statement on Form S-4 filed on September 3, 2010, with respect to the offer and sale of up to 20 million shares of BGC Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of March 31, 2021, we have issued an aggregate of 14.5 million shares of BGC Class A common stock under this Form S-4 registration statement. Additionally, on September 13, 2019, we filed a registration statement on Form S-4, with respect to the offer and sale of up to 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of March 31, 2021, we have not issued any shares of BGC Class A common stock under this Form S-4 registration statement. We also have an effective shelf registration statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of BGC Class A common stock under the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan. As of March 31, 2021, we have issued 0.7 million shares of BGC Class A common stock under the Dividend Reinvestment and Stock Purchase Plan.

The Compensation Committee may grant stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other equity-based awards, including to provide exchange rights for shares of BGC Class A common stock upon exchange of LPUs. On June 22, 2016, at our Annual Meeting of Stockholders, our stockholders approved our Equity Plan to increase from 350 million to 400 million the aggregate number of shares of BGC Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. As of March 31, 2021, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 108.2 million shares of BGC Class A common stock.

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

As of March 31, 2021, the Company has issued 0.4 million shares of BGC Class A common stock, 0.1 million of RSUs and paid $20.0 million in cash related to such contingent payments.

As of March 31, 2021, 1.9 million shares of BGC Class A common stock, 0.2 million RSUs and $25.6 million in cash remain to be issued if the targets are met, net of forfeitures and other adjustments.

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

In response to motions to dismiss filed by all defendants in December 2018, Plaintiffs filed a motion for leave to amend the operative complaint in February 2019, requesting that the Court allow them to supplement their allegations, which the Court granted. The amended complaint alleges the same purported breaches of fiduciary duty as the operative complaint, raises no new claims, and seeks identical relief, but includes additional allegations, including alleged reasons for plaintiffs’ failure to make a demand on the Board, which was the basis of defendants’ motion to dismiss. On March 19, 2019, all defendants filed motions to dismiss the amended complaints, again on demand grounds. On September 30, 2019, the Court denied defendants’ motions to dismiss, permitting the case to move forward into discovery. In its ruling, the Court determined that the amended complaint sufficiently pled that plaintiffs were not required to make demand on the Board in order to file a derivative suit, but did not make findings of fact with respect to the underlying merits of plaintiffs’ allegations concerning the Transaction. On February 11, 2021, following the close of discovery, the Company and the independent directors of the Board filed motions for summary judgement seeking dismissal of the case based on the discovery record, which plaintiffs have opposed. If the Court does not rule in defendants’ favor on these motions, trial is currently set for October 2021.

The Company continues to believe that the allegations pled against the defendants in the amended complaint are without merit and intends to defend against them vigorously as the case moves forward. However, as in any litigated matter, the outcome cannot be determined with certainty.

PURCHASE OF LIMITED PARTNERSHIP INTERESTS

Cantor has the right to purchase Cantor units from BGC Holdings upon redemption of non-exchangeable FPUs redeemed by BGC Holdings upon termination or bankruptcy of the Founding/Working Partner. In addition, pursuant to Article Eight, Section 8.08, of the Second Amended and Restated BGC Holdings Limited Partnership Agreement (previously the Sixth Amendment), where either current, terminating, or terminated partners are permitted by the Company to exchange any portion of their FPUs and Cantor consents to such exchangeability, the Company shall offer to Cantor the opportunity for Cantor to purchase the same number of Cantor units in BGC Holdings at the price that Cantor would have paid for Cantor units had the Company redeemed the FPUs. If Cantor acquires any Cantor units as a result of the purchase or redemption by BGC Holdings of any FPUs, Cantor will be entitled to the benefits (including distributions) of such units it acquires from the date of termination or bankruptcy of the applicable Founding/Working Partner. In addition, any such Cantor units purchased by Cantor are currently exchangeable for up to 23.6 million shares of BGC Class B common stock or, at Cantor’s election or if there are no such additional shares of BGC Class B common stock, shares of BGC Class A common stock, in each case on a one-for-one basis (subject to customary anti-dilution adjustments).

On March 31, 2021, Cantor purchased from BGC Holdings an aggregate of 1,149,684 Cantor units for aggregate consideration of $2,104,433 as a result of the redemption of 1,149,684 FPUs, and 1,618,376 Cantor units for aggregate consideration of $3,040,411 as a result of the exchange of 1,618,376 FPUs. Each Cantor unit in BGC Holdings held by Cantor is exchangeable by Cantor at any time on a one-for-one basis (subject to adjustment) for shares of BGC Class A common stock.

As of March 31, 2021, there were 0.5 million FPUs in BGC Holdings remaining, which BGC Holdings had the right to redeem or exchange and with respect to which Cantor will have the right to purchase an equivalent number of Cantor units following such redemption or exchange.

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

GUARANTEE AGREEMENT FROM MINT BROKERS

Under rules adopted by the CFTC, all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the NFA and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. Our European-based brokers engage from time to time in interest rate swap transactions with U.S.-based counterparties, and therefore we are subject to the CFTC requirements. Mint Brokers has entered into guarantees on our behalf (and on behalf of GFI), and we are required to indemnify Mint Brokers for the amounts, if any, paid by Mint Brokers on our behalf pursuant to this arrangement. Effective April 1, 2020, these guarantees were transferred to Mint Brokers from CF&Co. During the three months ended March 31, 2021, the Company recorded expenses of $31 thousand with respect to these guarantees.

BGC SUBLEASE FROM NEWMARK

In May 2020, BGC U.S. OpCo entered into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark, which sublease was approved by the Audit Committee. The deal is a one-year sublease of approximately 21,000 rentable square feet in New York City. Under the terms of the sublease, BGC U.S. OpCo will pay a fixed rent amount of $1.1 million in addition to all operating and tax expenses attributable to the lease. In connection with the sublease, BGC U.S. OpCo paid $0.3 million for the three months ended March 31, 2021.

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

As of March 31, 2021, the Company had $50.0 million remaining from its debt repurchase authorization.

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

On April 8, 2021, the Compensation Committee approved the repurchase by the Company of the remaining 62,211 exchangeable BGC Holdings LPUs held by Mr. Windeatt that were granted exchangeability on March 2, 2020 at the price of $5.38, the closing price of Class A common stock on April 8, 2020.

On April 28, 2021, the Compensation Committee approved an additional monetization opportunity for Mr. Merkel. Effective April 29, 2021, 108,350 of Mr. Merkel’s 273,612 non-exchangeable BGC Holdings PSUs were redeemed for zero, 101,358 of Mr. Merkel’s 250,659 non- exchangeable BGC Holdings PPSUs were redeemed for a cash payment of $575,687, and 108,350 shares of BGC Class A common stock were issued to Mr. Merkel. On April 29, 2021, the 108,350 shares of BGC Class A common stock were repurchased from Mr. Merkel at the closing price of our Class A common stock on that date, under our stock buyback program.

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

Additionally, on August 5, 2020, the Company granted Mr. Windeatt 40,437 exchange rights with respect to 40,437 non-exchangeable LPUs that were previously granted to Mr. Windeatt. The resulting 40,437 exchangeable LPUs were immediately exchangeable by Mr. Windeatt for an aggregate of 40,437 shares of BGC Class A common stock. The grant was approved by the Compensation Committee. Additionally, the Compensation Committee approved the right to exchange for cash 21,774 non-exchangeable PLPUs held by Mr. Windeatt. On August 5, 2020, the Company redeemed these 40,437 exchangeable LPUs held by Mr. Windeatt at the price of $2.90, the closing price of our Class A common stock on August 5, 2020. This transaction was approved by the Compensation Committee. In connection with the redemption of these 40,437 exchangeable LPUs, the 21,774 exchangeable PLPUs were redeemed for $136,305 for taxes.

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

MARKET SUMMARY

The following table provides certain volume and transaction count information for the quarterly periods indicated:

	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Notional Volume (in billions)
Total Fully Electronic volume	$11,802	$8,736	$8,426	$7,206	$8,020
Total Hybrid volume[1]	67,913	59,165	64,298	63,873	76,330
Total Fully Electronic and Hybrid volume	$79,715	$67,901	$72,724	$71,079	$84,350
Transaction Count (in thousands, except for days)
Total Fully Electronic transactions	3,744	2,895	2,735	3,247	4,212
Total Hybrid transactions	1,348	1,129	1,115	1,333	1,591
Total Fully Electronic and Hybrid transactions	5,092	4,024	3,850	4,580	5,803
Trading days	61	64	64	63	62

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

Fully Electronic volume, including new products, was $11.8 trillion for the three months ended March 31, 2021, compared to $8.0 trillion for the three months ended March 31, 2020. Our Hybrid volume for the three months ended March 31, 2021 was $67.9 trillion, compared to $76.3 trillion for the three months ended March 31, 2020.

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

Revenue Recognition

We derive our revenues primarily through commissions from brokerage services, the spread between the buy and sell prices on matched principal transactions, fees from related parties, data, software and post-trade services, and other revenues. See Note 3—“Summary of Significant Accounting Policies” to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020, for further information regarding revenue recognition.

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

Certain LPUs are granted exchangeability into shares of BGC or Newmark Class A common stock or are redeemed in connection with the grant of BGC or Newmark Class A common stock issued; BGC Class A common stock is issued on a one-for-one basis, and Newmark Class A common stock is issued based on the number of LPUs exchanged or redeemed multiplied by the then Exchange Ratio. At the time exchangeability is granted or shares of BGC or Newmark Class A common stock are issued, we recognize an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our unaudited condensed consolidated statements of operations. During the three months ended March 31, 2021 and 2020, we incurred equity-based compensation expense of $7.9 million and $23.0 million, respectively.

Certain LPUs have a stated vesting schedule and do not receive quarterly allocations of net income. Compensation expense related to these LPUs is recognized over the stated service period, and these units generally vest between two and five years. During the three months ended March 31, 2021 and 2020, we incurred equity-based compensation expense related to these LPUs of $17.1 million and $16.3 million, respectively. This expense is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our unaudited condensed consolidated statements of operations.

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

As of March 31, 2021 and December 31, 2020, the aggregate balance of employee loans, net of reserve, was $419.6 million and $408.1 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our unaudited condensed consolidated statements of financial condition. Compensation expense (benefit) for the above-mentioned employee loans for the three months ended March 31, 2021 and 2020, was $15.6 million and $14.6 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our unaudited condensed consolidated statements of operations.

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

See Note 3—“Summary of Significant Accounting Policies” to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K as of December 31, 2020 for additional information regarding these critical accounting policies and other significant accounting policies.

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

OUR ORGANIZATIONAL STRUCTURE

Stock Ownership

As of March 31, 2021, there were 334.4 million shares of BGC Class A common stock outstanding. On June 21, 2017, Cantor pledged 10.0 million shares of BGC Class A common stock in connection with a partner loan program. On November 23, 2018, those shares of BGC Class A common stock were converted into 10.0 million shares of BGC Class B common stock and remain pledged in connection with the partner loan program. On November 23, 2018, BGC Partners issued 10.3 million shares of BGC Class B common stock to Cantor and 0.7 million shares of BGC Class B common stock to CFGM, an affiliate of Cantor, in each case in exchange for shares of BGC Class A common stock from Cantor and CFGM, respectively, on a one-to-one basis pursuant to Cantor’s and CFGM’s right to exchange such shares under the letter agreement, dated as of June 5, 2015, by and between BGC Partners and Cantor. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Partners by Cantor or CFGM for the Class B Issuance. The Class B Issuance was exempt from registration pursuant to Section 3(a)(9) of the Securities Act. As of March 31, 2021, Cantor and CFGM did not own any shares of BGC Class A common stock. Each share of BGC Class A common stock is entitled to one vote on matters submitted to a vote of our stockholders.

In addition, as of March 31, 2021, Cantor and CFGM held 45.9 million shares of BGC Class B common stock (which represents all of the outstanding shares of BGC Class B common stock), representing approximately 57.8% of our voting power on such date. Each share of BGC Class B common stock is generally entitled to the same rights as a share of BGC Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to ten votes. The BGC Class B common stock generally votes together with the BGC Class A common stock on all matters submitted to a vote of our stockholders.

Through March 31, 2021, Cantor has distributed to its current and former partners an aggregate of 20.9 million shares of BGC Class A common stock, consisting of (i) 19.4 million April 2008 distribution rights shares, and (ii) 1.5 million February 2012 distribution rights shares. As of March 31, 2021, Cantor is still obligated to distribute to its current and former partners an aggregate of 15.8 million shares of BGC Class A common stock, consisting of 14.0 million April 2008 distribution rights shares and 1.8 million February 2012 distribution rights shares.

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

As of March 31, 2021, we held directly and indirectly, through wholly-owned subsidiaries, 380.2 million BGC U.S. OpCo limited partnership units and 380.2 million BGC Global OpCo limited partnership units, representing approximately 69.5% of the outstanding limited partnership units in both BGC U.S. OpCo and BGC Global OpCo. As of that date, BGC Holdings held 166.8 million BGC U.S. OpCo limited partnership units and 166.8 million BGC Global OpCo limited partnership units, representing approximately 30.5% of the outstanding limited partnership units in both BGC U.S. OpCo and BGC Global OpCo.

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

As of March 31, 2021, excluding Preferred Units and NPSUs described below, outstanding BGC Holdings partnership interests included 106.4 million LPUs, 9.4 million FPUs and 55.1 million Cantor units.

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

Cantor units in BGC Holdings are generally exchangeable under the Exchange Agreement for up to 23.6 million shares of BGC Class B common stock (or, at Cantor’s option or if there are no such additional authorized but unissued shares of our Class B common stock, BGC Class A common stock) on a one-for-one basis (subject to adjustments). Upon certain circumstances, Cantor may have the right to acquire additional Cantor units in connection with the redemption of or grant of exchangeability to certain non-exchangeable BGC Holdings FPUs owned by persons who were previously Cantor partners prior to our 2008 acquisition of the BGC business from Cantor. Cantor has exercised this right from time to time.

As of March 31, 2021, there were 0.5 million FPUs remaining which BGC Holdings had the right to redeem or exchange and with respect to which Cantor will have the right to purchase an equivalent number of Cantor units following such redemption or exchange.

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

Such Preferred Units may not be made exchangeable into BGC Class A common stock and accordingly will not be included in the fully diluted share count. Each quarter, the net profits of BGC Holdings are allocated to such Units at a rate of either 0.6875% (which is 2.75% per calendar year) of the allocation amount assigned to them based on their award price, or such other amount as set forth in the award documentation, before calculation and distribution of the quarterly Partnership distribution for the remaining Partnership units. The Preferred Units will not be entitled to participate in Partnership distributions other than with respect to the Preferred Distribution. As of March 31, 2021, there were 31.4 million such units granted and outstanding in BGC Holdings.

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

Under the Exchange Agreement, Cantor and CFGM have the right to exchange shares of BGC Class A common stock owned by them for the same number of shares of BGC Class B common stock. As of March 31, 2021, Cantor and CFGM do not own any shares of BGC Class A common stock. Cantor and CFGM would also have the right to exchange any shares of BGC Class A common stock subsequently acquired by either of them for shares of BGC Class B common stock, up to 23.6 million shares of BGC Class B common stock.

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

The following diagram illustrates our organizational structure as of March 31, 2021. The diagram does not reflect the various subsidiaries of BGC, BGC U.S. OpCo, BGC Global OpCo, or Cantor, or the noncontrolling interests in our consolidated subsidiaries other than Cantor’s units in BGC Holdings.*

STRUCTURE OF BGC PARTNERS, INC. AS OF MARCH 31, 2021

CF Group Management Inc.
Cantor Limited Partners
Cantor
Public Stockholders
▪ BGC Class B common stock (12.1% of economics and 57.8% of voting power of BGC Partners, Inc.)
▪ 8.4% indirect economic interest in BGC U.S. and BGC Global
▪ Limited Partnership Units (33.0% of economics of BGC Holdings)
▪ 10.1% indirect economic interest in BGC U.S. and BGC Global
▪ BGC Class A common stock (87.9% of economics and 42.2% of voting power of BGC Partners, Inc.)
▪ 61.1% indirect economic interest in BGC U.S. and BGC Global
BGC Partners, Inc.
▪ Limited Partnership Units (69.5% of economics of BGC U.S.)
▪ General Partnership Interests (controlling interest)
▪ Special Voting Limited Partnership Interest
▪ Limited Partnership Units (69.5% of economics of BGC Global)
Limited Partnership Units and Founding/Working Partner Units
▪ Limited Partnership Units (67.0% of economics of BGC Holdings)
▪ 20.4% indirect economic interest in BGC U.S. and BGC Global
BGC Holdings
▪ General Partnership Interests (controlling interest)
▪ Special Voting Limited Partnership Interest
▪ Limited Partnership Units (30.5% of economics of BGC U.S.)
▪ General Partnership Interests (controlling interest)
▪ Special Voting Limited Partnership Interest
▪ Limited Partnership Units (30.5% of economics of BGC Global)
BGC U.S.
BGC Global

* Shares of BGC Class B common stock are convertible into shares of BGC Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor and CFGM converted all of their BGC Class B common stock into BGC Class A common stock, Cantor would hold 11.9% of the voting power, CFGM would hold 0.2% of the voting power, and the public stockholders would hold 87.9% of the voting power (and Cantor and CFGM’s indirect economic interests in BGC U.S. and BGC Global would remain unchanged). The diagram does not reflect certain BGC Class A common stock and BGC Holdings partnership units as follows: (a) any shares of BGC Class A common stock that may become issuable upon the conversion or exchange of any convertible or exchangeable debt securities that may in the future be sold under our shelf Registration Statement on Form S-3 (Registration No. 333-180331); (b) 31.4 million Preferred Units granted and outstanding to BGC Holdings partners (see “BGC Partners, Inc. Partnership Structure” herein); and (c) 48.3 million N Units granted and outstanding to BGC Holdings partners.

The diagram reflects BGC Class A common stock and BGC Holdings partnership unit activity from January 1, 2021 through March 31, 2021 as follows: (a) 2.2 million LPUs for vested N Units; (b) 2.2 million LPUs forfeited; (c) 1.4 million shares of BGC Class A common stock issued for vested restricted stock units; (d) 1.2 million LPUs related to prior period adjustments; (e) 1.0 million shares of BGC Class A common stock repurchased by us; (f) an aggregate of 0.5 million LPUs granted by BGC Holdings; (g) 0.3 million shares of Class A common stock issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-169232), but not the 5.5 million of such shares remaining available for issuance by us under such Registration Statement; and (h) 5 thousand shares issued by us under our Dividend Reinvestment and Stock Purchase Plan shelf Registration Statement on Form S-3 (Registration No. 333-173109), but not the 9.3 million of such shares remaining available for issuance by us under shelf Registration Statement on Form S-3 (Registration No. 333-196999). No shares of BGC Class A common stock were sold by us during the three months ended March 31, 2021 under the March 2018 Sales Agreement pursuant to our Registration Statement on Form S-3 (Registration No. 333-223550) ($89.2 million of stock remains for sale by us under such sales agreement). As March 31, 2021, we have not issued any shares of BGC Class A common stock under our 2019 Form S-4 Registration Statement (Registration No. 333-233761).

Possible Corporate Conversion

The Company continues to explore a possible conversion into a simpler corporate structure, weighing any significant change in taxation policy. In particular, the Company is awaiting insight into future U.S. Federal tax policies, which remain uncertain under the new U.S. administration. Should the Company decide to move forward with a corporate conversion, it will continue to work with regulators, lenders, and rating agencies, and BGC’s board and committees will review potential transaction arrangements.

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

We also have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $0.3 million as of March 31, 2021. Investments in marketable securities carry a degree of risk, as there can be no assurance that the marketable securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of marketable securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in marketable securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in marketable securities. See Note 9—“Marketable Securities” and Note 11—“Derivatives” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these investments and related hedging activities.

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

The majority of the Company’s foreign currency exposure is related to the U.S. Dollar versus the British Pound and the Euro. While our international results of operations, as measured in U.S. Dollars, are subject to FX fluctuations, we do not consider the related risk to be material to our results of operations. For the financial assets and liabilities denominated in the British Pound and Euro, including foreign currency hedge positions related to these currencies, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. Dollar, holding all other assumptions constant. The analysis identified the worst case scenario as the U.S. Dollar strengthening against the Euro and weakening against the British Pound. If as of March 31, 2021, the U.S. Dollar had strengthened against the Euro and weakened against the British Pound by 10%, the currency movements would have had an aggregate negative impact on our net income of approximately $2.8 million.

Interest Rate Risk

BGC Partners had $1,313.3 million in fixed-rate debt outstanding as of March 31, 2021. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. In addition, as of March 31, 2021, BGC Partners had no borrowings outstanding under its Revolving Credit Agreement. The interest rate on any borrowings under its Revolving Credit Agreement is based on LIBOR.

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

Evaluation of Disclosure Controls and Procedures

BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman of the Board and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman of the Board and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of March 31, 2021. Based on that evaluation, as a result of the material weakness in internal control over financial reporting described below, the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were not effective as of March 31, 2021.

Internal Control over Financial Reporting

Material Weakness Identified

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2020, management identified the following control deficiencies that in combination constituted a material weakness in our internal control over financial reporting as of December 31, 2020:

•

We did not design an effective control over wire payments in the U.K. to vendors, including taxing authorities. Specifically, we did not require independent validation of vendor banking details for wire payments where vendors had requested remittance be made to a different account than the one recorded within the vendor master listing.

•	We did not operate an effective control in the U.K. to validate bank information to the vendor master listing when effecting wire payments.
•	We did not design an effective control over the reconciliation of receipts and disbursements for certain U.K. partnerships in relation to partner related payments.

Remediation of Material Weakness

Our management, with the oversight of the Audit Committee of our Board of Directors, has taken immediate action to initiate a plan to remediate the material weakness previously identified and disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2020. The below remediation measures are designed to remediate the control deficiencies and enhance our overall internal control environment:

•	Wire payments are not permitted to be made to vendor bank accounts other than from the master listing.
•	Changes to bank details within the vendor master listing can only be made once an independent validation has been performed.
•	Prior to the release of wire payments, the payee bank details are required to be validated to the vendor master listing by an independent department.
•	A reconciliation of disbursements and payments to taxing authorities has been implemented with respect to certain U.K. partnerships.

We are committed to continuing to improve our internal control over financial reporting, have implemented the measures described above, and are in the process of evaluating their design and operating effectiveness. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address the control deficiencies described above, or we may modify certain of the remediation measures described above.

We believe the measures described above will fully remediate the material weakness identified and strengthen our internal control over financial reporting. We will not consider our material weakness to be fully remediated until the applicable changes in internal control operate for a sufficient period of time, and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2021, there were no changes in our internal control over financial reporting, other than the remediation measures implemented as described above, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021.

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

101

The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended March 31, 2021 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended March 31, 2021 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Partners, Inc.

/ S / HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

/ S / STEVEN BISGAY
Name:	Steven Bisgay
Title:	Chief Financial Officer

Date: May 7, 2021

[Signature page to the Quarterly Report on Form 10-Q for the period ended March 31, 2021 dated May 7, 2021.]