Form 10-Q
period 2021-06-30
BGC Partners, Inc.
filed 2021-08-06
CIK 1094831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Numbers: 0-28191
_________________________________________________
BGC Partners, Inc.
(Exact name of registrant as specified in its charter)
_________________________________________________

Delaware	13-4063515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
499 Park Avenue, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
(212) 610-2200
(Registrant’s telephone number, including area code)
___________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On August 4, 2021, the registrant had 339,697,821 shares of Class A common stock, $0.01 par value, and 45,884,380 shares of Class B common stock, $0.01 par value, outstanding.

BGC PARTNERS, INC.

GLOSSARY OF TERMS, ABBREVIATIONS AND ACRONYMS
The following terms, abbreviations and acronyms are used to identify frequently used terms and phrases that may be used in this report:

TERM	DEFINITION

3.750% Senior Notes	The Company’s $300.0 million principal amount of 3.750% senior notes maturing on October 1, 2024 and issued on September 27, 2019

4.375% Senior Notes	The Company’s $300.0 million principal amount of 4.375% senior notes maturing on December 15, 2025 and issued on July 10, 2020

5.125% Senior Notes	The Company’s original $300.0 million principal amount of 5.125% senior notes which matured on May 27, 2021 and were issued on May 27, 2016, of which $44.0 million was redeemed through a cash tender offer by the Company on August 14, 2020

5.375% Senior Notes	The Company’s $450.0 million principal amount of 5.375% senior notes maturing on July 24, 2023 and issued on July 24, 2018

Adjusted Earnings	A non-GAAP financial measure used by the Company to evaluate financial performance, which primarily excludes (i) certain non-cash items and other expenses that generally do not involve the receipt or outlay of cash and do not dilute existing stockholders, and (ii) certain gains and charges that management believes do not best reflect the ordinary results of BGC

Algomi	Algomi Limited, a wholly owned subsidiary of the Company, acquired on March 6, 2020

API	Application Programming Interface

April 2008 distribution rights shares	Cantor’s deferred stock distribution rights provided to current and former Cantor partners on April 1, 2008

Aqua	Aqua Securities L.P., an alternative electronic trading platform, which offers new pools of block liquidity to the global equities markets and is a 49%-owned equity method investment of the Company and 51% owned by Cantor

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

Audit Committee	Audit Committee of the Board

BEAT	Base Erosion and Anti-abuse Tax

Besso	Besso Insurance Group Limited, a wholly owned subsidiary of the Company, acquired on February 28, 2017

BGC	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

BGC or our Class A common stock	BGC Partners Class A common stock, par value $0.01 per share

BGC or our Class B common stock	BGC Partners Class B common stock, par value $0.01 per share

BGC Credit Agreement	Agreement between the Company and Cantor, dated March 19, 2018, that provides for each party or its subsidiaries to borrow up to $250.0 million, as amended on August 6, 2018 to increase the facility to $400.0 million

BGC Financial or BGCF	BGC Financial, L.P

BGC Global OpCo	BGC Global Holdings, L.P., an operating partnership, which is owned jointly by BGC and BGC Holdings and holds the non-U.S. businesses of BGC

BGC Group	BGC, BGC Holdings, and BGC U.S. OpCo, and their respective subsidiaries (other than, prior to the Spin-Off, the Newmark Group), collectively

TERM	DEFINITION

BGC Holdings	BGC Holdings, L.P., an entity owned by Cantor, Founding Partners, BGC employee partners and, after the Separation, Newmark employee partners

BGC Holdings Distribution	Pro-rata distribution, pursuant to the Separation and Distribution Agreement, by BGC Holdings to its partners of all of the exchangeable limited partnership interests of Newmark Holdings owned by BGC Holdings immediately prior to the distribution, completed on the Distribution Date

BGC OpCos	BGC U.S. OpCo and BGC Global OpCo, collectively

BGC Partners	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

BGC U.S. OpCo	BGC Partners, L.P., an operating partnership, which is owned jointly by BGC and BGC Holdings and holds the U.S. businesses of BGC

Board	Board of Directors of the Company

Brexit	Exit of the U.K. from the EU

Cantor	Cantor Fitzgerald, L.P. and, where applicable, its subsidiaries

Cantor group	Cantor and its subsidiaries other than BGC Partners; includes Newmark

Cantor units	Limited partnership interests of BGC Holdings or Newmark Holdings held by the Cantor group, which units are exchangeable into shares of BGC Class A common stock or BGC Class B common stock, or Newmark Class A common stock or Newmark Class B common stock, as applicable

CCRE	Cantor Commercial Real Estate Company, L.P.

CECL	Current Expected Credit Losses

CEO Program	Controlled equity offering program

CF&Co	Cantor Fitzgerald & Co., a wholly owned broker-dealer subsidiary of Cantor

CFGM	CF Group Management, Inc., the general partner of Cantor

CFS	Cantor Fitzgerald Securities, a wholly owned broker-dealer subsidiary of Cantor

CFTC	Commodity Futures Trading Commission

Charity Day	BGC’s annual event held on September 11th where employees of the Company raise proceeds for charity

Class B Issuance	Issuance by BGC of 10,323,366 and 712,907 shares of BGC Class B common stock to Cantor and CFGM, respectively, in exchange for an aggregate of 11,036,273 shares of BGC Class A common stock under the Exchange Agreement, completed on November 23, 2018

CLOB	Central Limit Order Book

CME	CME Group Inc., the company that acquired NEX in November 2018

Company	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

Company Debt Securities	The 5.125% Senior Notes, 5.375% Senior Notes, 3.750% Senior Notes, 4.375% Senior Notes and any future debt securities issued by the Company

Compensation Committee	Compensation Committee of the Board

Contribution Ratio	Equal to a BGC Holdings limited partnership interest multiplied by one, divided by 2.2 (or 0.4545)

TERM	DEFINITION
Converted Term Loan	BGC’s term loan in an aggregate principal amount of $400.0 million entered into on November 22, 2017 in conversion of its then-outstanding borrowings under its revolving credit facility, which Converted Term Loan was assumed by Newmark in connection with the Separation and was repaid on November 6, 2018

Corant	Corant Global Limited

Corporate Conversion	The Company's exploration of converting its umbrella partnership C corporation (Up-C) into a simpler corporate structure

COVID-19	Coronavirus Disease 2019

CRD	Capital Requirements Directive

Credit Facility	A $150.0 million credit facility between the Company and an affiliate of Cantor entered into on April 21, 2017, which was terminated on March 19, 2018

CSC	CSC Commodities UK Limited

Distribution Date	November 30, 2018, the date that BGC and BGC Holdings completed the Spin-Off and the BGC Holdings Distribution, respectively

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

ECB	European Central Bank

Ed Broking	Ed Broking Group Limited, a wholly owned subsidiary of the Company, acquired on January 31, 2019

EMIR	European Market Infrastructure Regulation

EPS	Earnings Per Share

Equity Plan	Seventh Amended and Restated Long Term Incentive Plan, approved by the Company’s stockholders at the annual meeting of stockholders on June 22, 2016

ESG	Environmental, social and governance, including sustainability or similar items

eSpeed	Various assets comprising the Fully Electronic portion of the Company’s former benchmark on-the-run U.S. Treasury brokerage, market data and co-location service businesses, sold to Nasdaq on June 28, 2013

ETR	Effective Tax Rate

EU	European Union

Exchange Act	Securities Exchange Act of 1934, as amended

Exchange Agreement	A letter agreement by and between BGC Partners and Cantor and CFGM, dated June 5, 2015, that grants Cantor and CFGM the right to exchange shares of BGC Class A common stock into shares of BGC Class B common stock on a one-to-one basis up to the limits described therein

Exchange Ratio	Ratio by which a Newmark Holdings limited partnership interest can be exchanged for shares of Newmark Class A or Class B common stock

FASB	Financial Accounting Standards Board

FCA	Financial Conduct Authority of the U.K.

FCM	Futures Commission Merchant

February 2012 distribution rights shares	Cantor’s deferred stock distribution rights provided to current and former Cantor partners on February 14, 2012

TERM	DEFINITION
Fenics	BGC’s group of electronic brands, offering a number of market infrastructure and connectivity services, Fully Electronic marketplaces, and the Fully Electronic brokerage of certain products that also may trade via Voice and Hybrid execution, including market data and related information services, Fully Electronic brokerage, connectivity software, compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions; includes Fenics Growth Platforms and Fenics Markets

Fenics Growth Platforms	Includes Fenics UST, Fenics GO, Lucera, Fenics FX and other newer standalone platforms

Fenics Integrated	Includes businesses that utilize sufficient levels of technology such that significant amounts of their transactions can be, or are, executed without broker intervention and have expected pre-tax margins of at least 25%

Fenics Markets	Includes the Fully Electronic portions of BGC’s brokerage businesses, data, software and post-trade revenues that are unrelated to Fenics Growth Platforms, as well as Fenics Integrated revenues

FINRA	Financial Industry Regulatory Authority

Founding Partners	Individuals who became limited partners of BGC Holdings in the mandatory redemption of interests in Cantor in connection with the 2008 separation and merger of Cantor’s BGC division with eSpeed, Inc. (provided that members of the Cantor group and Howard W. Lutnick (including any entity directly or indirectly controlled by Mr. Lutnick or any trust with respect to which he is a grantor, trustee or beneficiary) are not founding partners) and became limited partners of Newmark Holdings in the Separation

Founding/Working Partners	Holders of FPUs

FPUs	Founding/Working Partners units in BGC Holdings or Newmark Holdings that are generally redeemed upon termination of employment

Freedom	Freedom International Brokerage Company, a 45%-owned equity method investment of the Company

Fully Electronic	Broking transactions intermediated on a solely electronic basis rather than by Voice or Hybrid broking

Futures Exchange Group	CFLP CX Futures Exchange Holdings, LLC, CFLP CX Futures Exchange Holdings, L.P., CX Futures Exchange Holdings, LLC, CX Clearinghouse Holdings, LLC, CX Futures Exchange, L.P. and CX Clearinghouse, L.P.

Futures Transaction	The sale to BGC of Cantor’s futures exchange and related clearinghouse

FX	Foreign exchange

GDPR	General Data Protection Regulation

GFI	GFI Group Inc., a wholly owned subsidiary of the Company, acquired on January 12, 2016

GFI Merger	Acquisition of GFI by a wholly owned subsidiary of the Company pursuant to the GFI Merger Agreement, completed on January 12, 2016 after BGC’s acquisition of Jersey Partners, Inc., GFI’s largest shareholder

GFI Merger Agreement	Agreement in connection with the GFI Merger, dated December 22, 2015

GILTI	Global Intangible Low-Taxed Income

Ginga Petroleum	Ginga Petroleum (Singapore) Pte Ltd, a wholly owned subsidiary of the Company, acquired on March 12, 2019

GUI	Graphical User Interface

HDUs	LPUs with capital accounts, which are liability awards recorded in “Accrued compensation” in the Company’s statements of financial condition

Hybrid	Broking transactions executed by brokers and involving some element of Voice broking and electronic trading

TERM	DEFINITION

ICAP	ICAP plc, a part of TP ICAP group, and a leading markets operator and provider of execution and information services

ICE	Intercontinental Exchange

IMO	Initial Margin Optimization

Incentive Plan	The Company’s Second Amended and Restated Incentive Bonus Compensation Plan, approved by the Company’s stockholders at the annual meeting of stockholders on June 6, 2017

Insurance brokerage business	The insurance brokerage business of BGC, including Corant, Ed Broking, Besso, Piiq Risk Partners, Junge, Cooper Gay, Global Underwriting and Episilon, which business is being sold to The Ardonagh Group as announced on May 26, 2021

Investment in Newmark	Purchase of 16.6 million Newmark Holdings limited partnership units for $242.0 million by BGC Partners and BGC U.S. OpCo on March 7, 2018

Legacy BGC Holdings Units	BGC Holdings LPUs outstanding immediately prior to the Separation

Legacy Newmark Holdings Units	Newmark Holdings LPUs issued in connection with the Separation

LGD	Loss Given Default

LIBOR	London Interbank Offering Rate

LPUs	Certain limited partnership units in BGC Holdings or Newmark Holdings held by certain employees of BGC Partners or Newmark and other persons who have provided services to BGC Partners or Newmark, which units may include APSIs, APSUs, AREUs, ARPSUs, HDUs, U.K. LPUs, N Units, PLPUs, PPSIs, PPSUs, PSEs, PSIs, PSUs, REUs, and RPUs, along with future types of limited partnership units in BGC Holdings or Newmark Holdings

Lucera	A wholly owned subsidiary of the Company, also known as “LFI Holdings, LLC” or “LFI,” is a software defined network offering the trading community direct connectivity

March 2018 Sales Agreement	CEO sales agreement, by and between the Company and CF&Co, dated March 9, 2018, pursuant to which the Company may offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock

MEA	Middle East and Africa region

MiFID II	Markets in Financial Instruments Directive II, a legislative framework instituted by the EU to regulate financial markets and improve protections for investors by increasing transparency and standardizing regulatory disclosures

Mint Brokers	A wholly owned subsidiary of the Company, acquired on August 19, 2010, registered as an FCM with both the CFTC and the NFA

Nasdaq	Nasdaq, Inc., formerly known as NASDAQ OMX Group, Inc.

Newmark	Newmark Group, Inc. (NASDAQ symbol: NMRK), a publicly traded and former majority-owned subsidiary of BGC until the Distribution Date, and, where applicable, its consolidated subsidiaries

Newmark Class A common stock	Newmark Group Class A common stock, par value $0.01 per share

Newmark Class B common stock	Newmark Group Class B common stock, par value $0.01 per share

Newmark Group	Newmark, Newmark Holdings, and Newmark OpCo and their respective subsidiaries, collectively

Newmark Holdings	Newmark Holdings, L.P.

Newmark IPO	Initial public offering of 23 million shares of Newmark Class A common stock by Newmark at a price of $14.00 per share in December 2017

TERM	DEFINITION
Newmark OpCo	Newmark Partners, L.P., an operating partnership, which is owned jointly by Newmark and Newmark Holdings and holds the business of Newmark

NYAG	New York Attorney General’s Office

NEX	NEX Group plc, an entity formed in December 2016, formerly known as ICAP

NFA	National Futures Association

Non-GAAP	A financial measure that differs from the most directly comparable measure calculated and presented in accordance with U.S. GAAP, such as Adjusted Earnings and Adjusted EBITDA

N Units	Non-distributing partnership units of BGC Holdings or Newmark Holdings that may not be allocated any item of profit or loss, and may not be made exchangeable into shares of Class A common stock, including NREUs, NPREUs, NLPUs, NPLPUs, NPSUs, and NPPSUs

OCI	Other comprehensive income (loss), including gains and losses on cash flow and net investment hedges, unrealized gains and losses on available for sale securities (in periods prior to January 1, 2018), certain gains and losses relating to pension and other retirement benefit obligations and foreign currency translation adjustments

OECD	Organization for Economic Cooperation and Development

OTC	Over-the-Counter

OTF	Organized Trading Facility, a regulated execution venue category introduced by MiFID II

PCD assets	Purchased financial assets with deterioration in credit quality since origination

PD	Probability of Default

Period Cost Method	Treatment of taxes associated with the GILTI provision as a current period expense when incurred rather than recording deferred taxes for basis differences

Poten & Partners	Poten & Partners Group, Inc., a wholly owned subsidiary of the Company, acquired on November 15, 2018

Preferred Distribution	Allocation of net profits of BGC Holdings or Newmark Holdings to holders of Preferred Units, at a rate of either 0.6875% (i.e., 2.75% per calendar year) or such other amount as set forth in the award documentation

Preferred Units	Preferred partnership units in BGC Holdings or Newmark Holdings, such as PPSUs, which are settled for cash, rather than made exchangeable into shares of Class A common stock, are only entitled to a Preferred Distribution, and are not included in BGC’s or Newmark’s fully diluted share count

Real Estate L.P.	CF Real Estate Finance Holdings, L.P., a commercial real estate-related financial and investment business controlled and managed by Cantor, of which Newmark owns a minority interest

Real GDP	Real Gross Domestic Product is a macroeconomic measure of the value of economic output adjusted for price changes (i.e. inflation or deflation), which transforms the money-value measure, nominal GDP, into an index for quantity of total output

Record Date	Close of business on November 23, 2018, in connection with the Spin-Off

Repurchase Agreements	Securities sold under agreements to repurchase that are recorded at contractual amounts, including interest, and accounted for as collateralized financing transactions

Revolving Credit Agreement	The Company’s unsecured senior revolving credit facility with Bank of America, N.A., as administrative agent, and a syndicate of lenders, dated as of November 28, 2018, that provides for a maximum revolving loan balance of $350.0 million, bearing interest at either LIBOR or a defined base rate plus additional margin, amended on December 11, 2019 to extend the maturity date to February 26, 2021 and further amended on February 26, 2020 to extend the maturity date to February 26, 2023

ROU	Right-of-Use

TERM	DEFINITION

RSUs	BGC or Newmark unvested restricted stock units, payable in shares of BGC Class A common stock or Newmark Class A common stock, respectively, held by certain employees of BGC Partners or Newmark and other persons who have provided services to BGC Partners or Newmark, or issued in connection with certain acquisitions

SaaS	Software as a Service

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

SEF	Swap Execution Facility

Separation	Principal corporate transactions pursuant to the Separation and Distribution Agreement, by which BGC, BGC Holdings and BGC U.S. OpCo and their respective subsidiaries (other than the Newmark Group) transferred to Newmark, Newmark Holdings and Newmark OpCo and their respective subsidiaries the assets and liabilities of the BGC Group relating to BGC’s real estate services business, and related transactions, including the distribution of Newmark Holdings units to holders of units in BGC Holdings and the assumption and repayment of certain BGC indebtedness by Newmark

Separation and Distribution Agreement	Separation and Distribution Agreement, by and among the BGC Group, the Newmark Group, Cantor and BGC Global OpCo, originally entered into on December 13, 2017, as amended on November 8, 2018 and amended and restated on November 23, 2018

SMCR	Senior Managers Certification Regime

SPAC	Special Purpose Acquisition Company

SPAC Investment Banking Activities	Aurel’s investment banking activities with respect to special purpose acquisition companies

Spin-Off	Pro-rata distribution, pursuant to the Separation and Distribution Agreement, by BGC to its stockholders of all the shares of common stock of Newmark owned by BGC Partners immediately prior to the Distribution Date, with shares of Newmark Class A common stock distributed to the holders of shares of BGC Class A common stock (including directors and executive officers of BGC Partners) of record on the Record Date, and shares of Newmark Class B common stock distributed to the holders of shares of BGC Class B common stock (Cantor and CFGM) of record on the Record Date, completed on the Distribution Date

Tax Act	Tax Cuts and Jobs Act enacted on December 22, 2017

Term Loan	BGC’s term loan in an aggregate principal amount of $575.0 million under a credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, dated as of September 8, 2017, as amended, which Term Loan was assumed by Newmark in connection with the Separation and repaid on March 31, 2018

The Ardonagh Group	The Ardonagh Group Limited; the U.K.'s largest independent insurance broker and planned purchaser of BGC's insurance brokerage business as announced on May 26, 2021

Tower Bridge	Tower Bridge International Services L.P., a subsidiary of the Company, which is 52%-owned by the Company and 48%-owned by Cantor

TP ICAP	TP ICAP plc, an entity formed in December 2016, formerly known as Tullett

Tullett	Tullett Prebon plc, a part of TP ICAP group and an interdealer broker, primarily operating as an intermediary in the wholesale financial and energy sectors

U.K.	United Kingdom

U.S. GAAP or GAAP	Generally Accepted Accounting Principles in the United States of America

UBT	Unincorporated Business Tax

VIE	Variable Interest Entity

TERM	DEFINITION

Voice	Voice-only broking transactions executed by brokers over the telephone

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
Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:
•the impact of the COVID-19 pandemic, including possible successive waves or variants of the virus, on our operations, including the continued ability of our executives, employees, customers, clients, third-party service providers, exchanges and other facilities to perform their functions at normal levels and the availability of the requisite technology to execute trades in certain Fully Electronic offerings while working remotely;
•macroeconomic and other challenges and uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, including the distribution of effective vaccines, public acceptance of the vaccines, and governmental and public reactions thereto, including the adoption of vaccine passport requirements by governmental authorities or private operators of public spaces, the U.S. and global economies, financial and insurance markets and consumer and corporate clients and customers, including economic activity, employment levels and market liquidity, as well as the various actions taken in response to the challenges and uncertainties by governments, central banks and others, including us;
•market conditions, including trading volume and volatility in the demand for the products and services we provide, resulting from the effects of COVID-19 or otherwise, possible disruptions in trading, developments in the insurance industry, potential deterioration of equity and debt capital markets, impact of significant changes in interest rates and our ability to access the capital markets as needed or on reasonable terms and conditions;
•Our recent announcement of an agreement to sell our Insurance business and the impact of such transaction on our financial results, the timing of any related regulatory approvals and the timing of the closing of such transaction;
•pricing, commissions and fees, and market position with respect to any of our products and services and those of our competitors;
•the effect of industry concentration and reorganization, reduction of customers, and consolidation;
•liquidity, regulatory, cash and clearing capital requirements and the impact of credit market events, including the impact of COVID-19 and actions taken by governments and businesses in response thereto on the credit markets and interest rates;
•our relationships and transactions with Cantor and its affiliates, including CF&Co, and CCRE, our structure, including BGC Holdings, which is owned by us, Cantor, our employee partners and other partners, and the BGC OpCos, which are owned jointly by us and BGC Holdings, any possible Corporate Conversion, changes to our structure, any related transactions, conflicts of interest or litigation, any impact of Cantor’s results on our credit ratings and associated outlooks, any loans to or from us or Cantor, BGC Holdings, or the BGC OpCos, including the balances and interest rates thereof from time to time and any convertible or equity features of any such loans, CF&Co’s acting as our sales agent or underwriter under our CEO program or other offerings, Cantor’s holdings of the Company’s Debt Securities, CF&Co’s acting as a market maker in the Company’s Debt Securities, CF&Co’s acting as our financial advisor in connection with potential acquisitions, dispositions, or other transactions, and our participation in various investments, stock loans or cash management vehicles placed by or recommended by CF&Co;
•the impact on our stock price of the reduction of our dividend and potential future changes in our capital deployment priorities, including repurchases of shares and LPUs, and dividend policy, as well as reductions in BGC Holdings distributions to partners and the related impact of such reductions, as well as layoffs, salary cuts, and expected lower commissions or bonuses on the repayment of partner loans;
•the integration of acquired businesses with our other businesses;

•the rebranding of our current businesses or risks related to any potential dispositions of all or any portion of our existing or acquired businesses;
•market volatility as a result of the effects of COVID-19, which may not be sustainable or predictable in future periods;
•economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including the impact of COVID-19 on the global markets, and related government stimulus packages, including those related to COVID-19, government “shelter-in-place” mandates and other restrictions on business and commercial activity and timing of reopening of world economies, uncertainty regarding the nature, timing and consequences of Brexit following the withdrawal process, including potential reduction in investment in the U.K. and the failure of the U.K. and the EU to obtain agreement on regulations or adopt “equivalence decisions” governing the financial services industry, and the pursuit of trade, border control or other related policies by the U.S. and/or other countries (including U.S.- China trade relations), political and labor unrest in China and other jurisdictions, conflict in the Middle East, the impact of U.S. government shutdowns, elections, political unrest or stalemates in the U.S. or abroad, risks of illness of the U.S. President and other governmental officials, and the impact of terrorist acts, acts of war or other violence or political unrest, as well as natural disasters or weather-related or similar events, including hurricanes as well as power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services and the impacts of pandemics and other international health emergencies, including COVID-19;
•the effect on our businesses, our clients, the markets in which we operate, our possible restructuring, and the economy in general of changes in the U.S. and foreign tax and other laws, including changes in tax rates, repatriation rules, and deductibility of interest, potential policy and regulatory changes in Mexico and other countries, sequestrations, uncertainties regarding the debt ceiling and the federal budget, and other potential political policies;
•the effect on our businesses of inflationary pressures, and the Federal Reserve's response thereto, infrastructure spending, changes in interest rates, changes in benchmarks, including the phase out of LIBOR and federal and state legislation relating thereto, the level of worldwide governmental debt issuances, austerity programs, government stimulus packages, including those related to COVID-19, increases or decreases in deficits and the impact of increased government tax rates, and other changes to monetary policy, and potential political impasses or regulatory requirements, including increased capital requirements for banks and other institutions or changes in legislation, regulations and priorities;
•extensive regulation of our businesses and customers, changes in regulations relating to financial services companies and other industries, and risks relating to compliance matters, including regulatory examinations, inspections, investigations and enforcement actions, and any resulting costs, increased financial and capital requirements, enhanced oversight, remediation, fines, penalties, sanctions, and changes to or restrictions or limitations on specific activities, including potential delays in accessing markets, including due to our regulatory status and actions, operations, compensatory arrangements, and growth opportunities, including acquisitions, hiring, and new businesses, products, or services;
•factors related to specific transactions or series of transactions, including credit, performance, and principal risk, trade failures, counterparty failures, and the impact of fraud and unauthorized trading;
•the effect on our businesses of any extraordinary transactions, including the possible restructuring of our partnership into a corporate structure, including potential dilution and other impacts;
•costs and expenses of developing, maintaining, and protecting our intellectual property, as well as employment, regulatory, and other litigation and proceedings, and their related costs, including judgments, indemnities, fines, or settlements paid and the impact thereof on our financial results and cash flows in any given period;
•certain financial risks, including the possibility of future losses, reduced cash flows from operations, increased leverage, reduced availability under the Revolving Credit Agreement, and the need for short- or long-term borrowings, including from Cantor, our ability to refinance our indebtedness, including in the credit markets, and changes to interest rates and liquidity or our access to other sources of cash relating to acquisitions, dispositions, or other matters, potential liquidity and other risks relating to our ability to maintain continued access to credit and availability of financing necessary to support our ongoing business needs, on terms acceptable to us, if at all, and risks associated with the resulting leverage, including potentially causing a reduction in our credit ratings and the associated outlooks and increased borrowing costs as well as interest rate and foreign currency exchange rate fluctuations;

•risks associated with the temporary or longer-term investment of our available cash, including in the BGC OpCos, defaults or impairments on our investments, joint venture interests, stock loans or cash management vehicles and collectability of loan balances owed to us by partners, employees, the BGC OpCos or others;
•our ability to enter new markets or develop new products, trading desks, marketplaces, or services for existing or new clients, including efforts to convert certain existing products to a Fully Electronic trade execution, and to induce such clients to use these products, trading desks, marketplaces, or services and to secure and maintain market share, including changes to the likelihood or timing of such efforts due to COVID-19 or other developments;
•the impact of any Corporate Conversion, restructuring or similar transactions on our ability to enter into marketing and strategic alliances and business combinations or other transactions in the financial services and other industries, including acquisitions, tender offers, dispositions, reorganizations, partnering opportunities and joint ventures, the failure to consummate or to realize the anticipated benefits of any such transactions, relationships or growth, including the proposed sale of our Insurance brokerage business to The Ardonagh Group, and the future impact of any such transactions, relationships or growth on our other businesses and our financial results for current or future periods, the integration of any completed acquisitions and the use of proceeds of any completed dispositions, and the value of and any hedging entered into in connection with consideration received or to be received in connection with such dispositions and any transfers thereof;
•our estimates or determinations of potential value with respect to various assets or portions of our businesses, such as Fenics, including with respect to the accuracy of the assumptions or the valuation models or multiples used;
•our ability to hire and retain personnel, including brokers, salespeople, managers, and other professionals, including senior personnel;
•our ability to expand the use of technology for Hybrid and Fully Electronic trade execution in our product and service offerings;
•our ability to effectively manage any growth that may be achieved, while ensuring compliance with all applicable financial reporting, internal control, legal compliance, and regulatory requirements;
•our ability to remediate any material weaknesses or significant deficiencies in our internal controls and our ability to identify and remediate any future material weaknesses or significant deficiencies in our internal controls which could affect our ability to properly maintain books and records, prepare financial statements and reports in a timely manner, access the capital markets, control our policies, practices and procedures, operations and assets, assess and manage our operational, regulatory and financial risks, and integrate our acquired businesses and brokers, salespeople, managers and other professionals;
•the impact of unexpected market moves and similar events;
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
•the effectiveness of our governance, risk management, and oversight procedures and impact of any potential transactions or relationships with related parties;
•the impact of our ESG or “sustainability” ratings on the decisions by clients, investors, ratings agencies, potential clients and other parties with respect to our businesses, investments in us or the market for and trading price of BGC Class A common stock, Company Debt Securities, or other matters;
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
•the impact of our recent significant reductions to our dividends and distributions and the timing and amounts of any future dividends or distributions, including our ability to meet expectations with respect to payments of dividends and distributions and repurchases of shares of our Class A common stock and purchases or redemptions of limited partnership interests in BGC Holdings, or other equity interests in us or any of our other subsidiaries, including the BGC OpCos, including from Cantor, our executive officers, other employees, partners, and others, and the net proceeds to be realized by us from offerings of shares of BGC Class A common stock and Company Debt Securities; and
•the effect on the markets for and trading prices of our Class A common stock and Company Debt Securities due to COVID-19 and other market factors as well as on various offerings and other transactions, including our CEO Program and other offerings of our Class A common stock and convertible or exchangeable debt or other securities, our repurchases, including block purchases or repurchase plans or arrangements, of shares of our Class A common stock and purchases or redemptions of BGC Holdings limited partnership interests or other equity interests in us or in our subsidiaries, any exchanges by Cantor of shares of our Class A common stock for shares of our Class B common stock, any exchanges or redemptions of limited partnership units and issuances of shares of our Class A common stock in connection therewith, including in corporate or partnership restructurings, our payment of dividends on our Class A common stock and distributions on limited partnership interests in BGC Holdings and the BGC OpCos, convertible arbitrage, hedging, and other transactions engaged in by us or holders of our outstanding shares, Company Debt Securities, share sales and stock pledge, stock loans, and other financing transactions by holders of our shares (including by Cantor or others), including of shares acquired pursuant to our employee benefit plans, unit exchanges and redemptions, corporate or partnership restructurings, acquisitions, conversions of shares of our Class B common stock and our other convertible securities into shares of our Class A common stock, stock pledge, stock loan, or other financing transactions, and distributions of our Class A common stock by Cantor to its partners, including the April 2008 and February 2012 distribution rights shares.
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except per share data)
(unaudited)

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$420,302	$593,646
Cash segregated under regulatory requirements	36,365	257,031
Securities owned	49,222	58,572
Marketable securities	360	349
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	1,455,333	304,022
Accrued commissions and other receivables, net	338,313	739,009
Loans, forgivable loans and other receivables from employees and partners, net	370,800	408,142
Fixed assets, net	204,531	214,782
Investments	33,400	38,008
Goodwill	487,434	556,211
Other intangible assets, net	219,291	287,157
Receivables from related parties	7,890	11,953
Other assets	461,379	480,418
Assets held for sale	1,048,859	—
Total assets	$5,133,479	$3,949,300
Liabilities, Redeemable Partnership Interest, and Equity
Short-term borrowings	$5,997	$3,849
Accrued compensation	187,166	220,726
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	1,305,743	179,716
Payables to related parties	79,920	36,252
Accounts payable, accrued and other liabilities	652,366	1,363,919
Notes payable and other borrowings	1,243,248	1,315,935
Liabilities held for sale	850,112	—
Total liabilities	4,324,552	3,120,397
Commitments, contingencies and guarantees (Note 20)
Redeemable partnership interest	19,582	20,674
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 750,000 shares authorized; 416,914 and 373,545 shares issued at June 30, 2021 and December 31, 2020, respectively; and 348,795 and 323,018 shares outstanding at June 30, 2021 and December 31, 2020, respectively	4,169	3,735
Class B common stock, par value $0.01 per share; 150,000 shares authorized; 45,884 shares issued and outstanding at each of June 30, 2021 and December 31, 2020, convertible into Class A common stock	459	459
Additional paid-in capital	2,367,458	2,354,492
Treasury stock, at cost: 68,119 and 50,527 shares of Class A common stock at June 30, 2021 and December 31, 2020, respectively	(406,701)	(315,313)
Retained deficit	(1,211,870)	(1,265,504)
Accumulated other comprehensive income (loss)	(30,605)	(28,930)
Total stockholders’ equity	722,910	748,939
Noncontrolling interest in subsidiaries	66,435	59,290
Total equity	789,345	808,229
Total liabilities, redeemable partnership interest, and equity	$5,133,479	$3,949,300
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Commissions	$389,768	$382,640	$824,988	$838,495
Principal transactions	81,997	99,453	180,760	212,764
Fees from related parties	4,245	6,562	8,030	12,083
Data, software and post-trade	21,602	20,139	43,588	39,537
Interest and dividend income	11,455	6,536	14,493	10,697
Other revenues	3,383	3,758	8,167	8,679
Total revenues	512,450	519,088	1,080,026	1,122,255
Expenses:
Compensation and employee benefits	270,427	283,616	578,589	628,544
Equity-based compensation and allocations of net income to limited partnership units and FPUs	58,290	27,819	91,785	70,023
Total compensation and employee benefits	328,717	311,435	670,374	698,567
Occupancy and equipment	46,900	47,247	95,033	98,321
Fees to related parties	4,452	5,194	9,743	10,629
Professional and consulting fees	17,820	19,805	33,960	39,761
Communications	30,774	30,524	60,578	61,045
Selling and promotion	8,616	6,634	16,104	25,333
Commissions and floor brokerage	14,308	13,520	32,237	32,797
Interest expense	18,680	17,625	36,533	35,131
Other expenses	23,688	21,480	39,777	39,011
Total expenses	493,955	473,464	994,339	1,040,595
Other income (losses), net:
Gains (losses) on divestitures and sale of investments	(32)	—	(32)	—
Gains (losses) on equity method investments	1,323	1,119	2,789	2,142
Other income (loss)	1,864	1,129	7,270	(4,886)
Total other income (losses), net	3,155	2,248	10,027	(2,744)
Income (loss) from operations before income taxes	21,650	47,872	95,714	78,916
Provision (benefit) for income taxes	(1,191)	8,599	13,748	19,474
Consolidated net income (loss)	$22,841	$39,273	$81,966	$59,442
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	4,672	11,354	20,706	17,849
Net income (loss) available to common stockholders	$18,169	$27,919	$61,260	$41,593
Per share data:
Basic earnings (loss) per share
Net income (loss) available to common stockholders	$18,169	$27,919	$61,260	$41,593
Basic earnings (loss) per share	$0.05	$0.08	$0.16	$0.12
Basic weighted-average shares of common stock outstanding	384,902	360,614	379,639	359,308
Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$26,023	$40,173	$88,271	$59,498
Fully diluted earnings (loss) per share	$0.05	$0.07	$0.16	$0.11
Fully diluted weighted-average shares of common stock outstanding	563,923	546,123	560,210	542,390
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Consolidated net income (loss)	$22,841	$39,273	$81,966	$59,442
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,139	2,794	(1,897)	(16,565)
Benefit plans	(279)	(6,914)	(197)	2,236
Total other comprehensive income (loss), net of tax	1,860	(4,120)	(2,094)	(14,329)
Comprehensive income (loss)	24,701	35,153	79,872	45,113
Less: Comprehensive income (loss) attributable to noncontrolling interest in subsidiaries, net of tax	4,853	9,722	20,287	16,988
Comprehensive income (loss) attributable to common stockholders	$19,848	$25,431	$59,585	$28,125
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$81,966	$59,442
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Fixed asset depreciation and intangible asset amortization	42,910	41,842
Employee loan amortization and reserves on employee loans	34,687	31,633
Equity-based compensation and allocations of net income to limited partnership units and FPUs	91,785	70,023
Deferred compensation expense	289	404
Losses (gains) on equity method investments	(2,855)	(2,142)
Realized losses (gains) on marketable securities	—	(289)
Unrealized losses (gains) on marketable securities	(10)	2
Loss (gains) on other investments	87	46
Amortization of discount (premium) on notes payable	1,967	2,307
Impairment of fixed assets, intangible assets and investments	3,265	7,632
Deferred tax provision (benefit)	(4,401)	2,622
Change in estimated acquisition earn-out payables	1,939	(369)
Forfeitures of Class A common stock	(330)	—
Other	(1,934)	108
Consolidated net income (loss), adjusted for non-cash and non-operating items	249,365	213,261
Decrease (increase) in operating assets:
Securities owned	9,730	(1,255)
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(1,151,410)	(546,351)
Accrued commissions receivable, net	(160,613)	50,660
Loans, forgivable loans and other receivables from employees and partners, net	(12,400)	(78,661)
Receivables from related parties	3,216	2,714
Other assets	(9,955)	2,116
Increase (decrease) in operating liabilities:
Securities loaned	—	(13,902)
Accrued compensation	(16,971)	23,877
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	1,126,168	541,339
Payables to related parties	42,593	(42,522)
Accounts payable, accrued and other liabilities	118,592	(78,249)
Net cash provided by (used in) operating activities	$198,315	$73,027
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(5,912)	$(20,058)
Capitalization of software development costs	(23,895)	(28,274)
Purchase of equity method investments	(625)	(613)
Proceeds from equity method investments	5,318	1,650
Payments for acquisitions, net of cash and restricted cash acquired	—	(7,871)
Proceeds from sale of marketable securities	—	14,237
Purchase of assets	—	(2,000)
Net cash provided by (used in) investing activities	$(25,114)	$(42,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt and collateralized borrowings	$(263,102)	$(81,850)
Issuance of long-term debt and collateralized borrowings, net of deferred issuance costs	188,449	227,828
Earnings distributions to limited partnership interests and other noncontrolling interests	(34,714)	(42,726)
Redemption and repurchase of limited partnership interests	(39,240)	(6,561)
Dividends to stockholders	(7,626)	(53,210)
Repurchase of Class A common stock	(107,783)	—
Proceeds from sale of Cantor Units in BGC Holdings	5,145	—
Short term borrowings, net of repayments	1,999	—
Payments on acquisition earn-outs	(8,139)	(8,407)
Net cash provided by (used in) financing activities	$(265,011)	$35,074
Effect of exchange rate changes on Cash and cash equivalents and Cash segregated under regulatory requirements	478	(14,286)
Net increase (decrease) in Cash and cash equivalents, and Cash segregated under regulatory requirements including Cash and Cash segregated under regulatory requirements classified within Assets held for sale	(91,332)	50,886
Less: Net increase (decrease) in cash classified within Assets held for sale	(302,678)	—
Net increase (decrease) in Cash and cash equivalents, and Cash segregated under regulatory requirements	(394,010)	50,886
Cash and cash equivalents and Cash segregated under regulatory requirements at beginning of period	850,677	636,114
Cash and cash equivalents and Cash segregated under regulatory requirements at end of period	$456,667	$687,000
Supplemental cash information:
Cash paid during the period for taxes	$21,334	$19,667
Cash paid during the period for interest	35,352	32,537
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$132,907	$6,750
Issuance of Class A and contingent Class A common stock and limited partnership interests for acquisitions	513	1,399
ROU assets and liabilities	—	11,326
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended June 30, 2021
(in thousands, except share amounts)
(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, April 1, 2021	$3,858	$459	$2,365,750	$(318,864)	$(1,226,187)	$(32,284)	$77,690	$870,422
Consolidated net income (loss)	—	—	—	—	18,169	—	4,672	22,841
Other comprehensive income (loss), net of tax	—	—	—	—	—	1,679	181	1,860
Equity-based compensation, 360,422 shares	3	—	1,722	—	—	—	762	2,487
Dividends to common stockholders	—	—	—	—	(3,852)	—	—	(3,852)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(4,958)	(4,958)
Grant of exchangeability and redemption of limited partnership interests, issuance of 30,155,970 shares	302	—	11,736	—	—	—	19,910	31,948
Issuance of Class A common stock (net of costs), 3,542 shares	—	—	126	—	—	—	4	130
Redemption of FPUs, 44,496 units	—	—	—	—	—	—	(108)	(108)
Repurchase of Class A common stock, 16,542,535 shares	—	—	—	(87,421)	—	—	(15,965)	(103,386)
Forfeiture of Class A common stock, 83,765 shares	—	—	137	(416)	—	—	(51)	(330)
Contributions of capital to and from Cantor for equity-based compensation	—	—	(14,746)	—	—	—	(12,425)	(27,171)
Grant of exchangeability, redemption of limited partnership interests and issuance of Class A common stock and RSUs for acquisitions, 536,893 shares	6	—	2,820	—	—	—	(2,338)	488
Other	—	—	(87)	—	—	—	(939)	(1,026)
Balance, June 30, 2021	$4,169	$459	$2,367,458	$(406,701)	$(1,211,870)	$(30,605)	$66,435	$789,345

BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2021
(in thousands, except share amounts)
(unaudited)

	BGC Partners, Inc. Stockholders						Noncontrolling Interest in Subsidiaries	Total
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2021	$3,735	$459	$2,354,492	$(315,313)	$(1,265,504)	$(28,930)	$59,290	$808,229
Consolidated net income (loss)	—	—	—	—	61,260	—	20,706	81,966
Other comprehensive income (loss), net of tax	—	—	—	—	—	(1,675)	(419)	(2,094)
Equity-based compensation, 1,727,516 shares	17	—	4,564	—	—	—	2,078	6,659
Dividends to common stockholders	—	—	—	—	(7,626)	—	—	(7,626)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(11,405)	(11,405)
Grant of exchangeability and redemption of limited partnership interests, issuance of 40,586,915 shares	406	—	17,740	—	—	—	24,638	42,784
Issuance of Class A common stock (net of costs), 265,915 shares	3	—	662	—	—	—	8	673
Redemption of FPUs, 661,704 units	—	—	—	—	—	—	(127)	(127)
Repurchase of Class A common stock, 17,507,006 shares	—	—	—	(90,972)	—	—	(16,811)	(107,783)
Forfeiture of Class A common stock, 83,765 shares	—	—	137	(416)	—	—	(51)	(330)
Contributions of capital to and from Cantor for equity-based compensation	—	—	(14,143)	—	—	—	(12,147)	(26,290)
Grant of exchangeability, redemption of limited partnership interests and issuance of Class A common stock and RSUs for acquisitions, 787,468 shares	8	—	4,037	—	—	—	(3,532)	513
Cantor purchase of Cantor units from BGC Holdings upon redemption of FPUs, 2,768,060 units	—	—	—	—	—	—	5,145	5,145
Other	—	—	(31)	—	—	—	(938)	(969)
Balance, June 30, 2021	$4,169	$459	$2,367,458	$(406,701)	$(1,211,870)	$(30,605)	$66,435	$789,345

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Dividends declared per share of common stock	$0.01	$0.01	$0.02	$0.15
Dividends declared and paid per share of common stock	$0.01	$0.01	$0.02	$0.15
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three and Six Months Ended June 30, 2020
(in thousands, except share amounts)
(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, April 1, 2020	$3,616	$459	$2,293,221	$(315,308)	$(1,289,931)	$(44,082)	$48,349	$696,324
Consolidated net income (loss)	—	—	—	—	27,919	—	11,354	39,273
Other comprehensive gain, net of tax	—	—	—	—	—	(2,488)	(1,632)	(4,120)
Equity-based compensation, 103,167 shares	1	—	2,097	—	—	—	1,013	3,111
Dividends to common stockholders	—	—	—	—	(3,577)	—	—	(3,577)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(6,943)	(6,943)
Grant of exchangeability and redemption of limited partnership interests, issuance of 1,968,788 shares	20	—	9,096	—	—	—	4,841	13,957
Issuance of Class A common stock (net of costs), 176,920 shares	1	—	4,690	—	—	—	11	4,702
Redemption of FPUs, 1,250 units	—	—	—	—	—	—	(2)	(2)
Contributions of capital to and from Cantor for equity-based compensation	—	—	35	—	—	—	52	87
Issuance of Class A common stock and RSUs for acquisitions, 14,939 shares	—	—	42	—	—	—	(42)	—
Other	—	—	(52)	—	—	—	—	(52)
Balance, June 30, 2020	$3,638	$459	$2,309,129	$(315,308)	$(1,265,589)	$(46,570)	$57,001	$742,760

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2020	$3,584	$459	$2,272,103	$(315,308)	$(1,253,089)	$(33,102)	$50,321	$724,968
Consolidated net income (loss)	—	—	—	—	41,593	—	17,849	59,442
Other comprehensive income (loss), net of tax	—	—	—	—	—	(13,468)	(861)	(14,329)
Equity-based compensation, 799,674 shares	8	—	3,930	—	—	—	1,879	5,817
Dividends to common stockholders	—	—	—	—	(53,210)	—	—	(53,210)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(25,143)	(25,143)
Grant of exchangeability and redemption of limited partnership interests, issuance of 4,074,189 shares	41	—	26,125	—	—	—	12,589	38,755
Issuance of Class A common stock (net of costs), 248,583 shares	2	—	4,922	—	—	—	71	4,995
Redemption of FPUs, 1,250 units	—	—	—	—	—	—	(2)	(2)
Contributions of capital to and from Cantor for equity-based compensation	—	—	764	—	—	—	541	1,305
Issuance of Class A common stock and RSUs for acquisitions, 285,435 shares	3	—	1,221	—	—	—	175	1,399
Cumulative effect of current expected credit losses standard adoption					(883)		(417)	(1,300)
Other	—	—	64	—	—	—	(1)	63
Balance, June 30, 2020	$3,638	$459	$2,309,129	$(315,308)	$(1,265,589)	$(46,570)	$57,001	$742,760

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
BGC Partners’ integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use Voice, Hybrid, or in many markets, Fully Electronic brokerage services in connection with transactions executed either OTC or through an exchange. Through the Company’s Fenics group of electronic brands, BGC Partners offers a number of market infrastructure and connectivity services, Fully Electronic marketplaces, and the Fully Electronic brokerage of certain products that also may trade via Voice and Hybrid execution. The full suite of Fenics offerings include Fully Electronic brokerage, market data and related information services, trade compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions. Fenics brands operate under the names Fenics, BGC Trader, CreditMatch, Fenics Market Data, BGC Market Data, kACE2, EMBonds, Capitalab, Swaptioniser, CBID and Lucera.
BGC, BGC Partners, BGC Trader, GFI, GFI Ginga, CreditMatch, Fenics, Fenics.com, Sunrise Brokers, Corant, Corant Global, Besso, Ed Broking, Poten & Partners, RP Martin, kACE2, EMBonds, Capitalab, Swaptioniser, CBID, Aqua and Lucera are trademarks/service marks, and/or registered trademarks/service marks of BGC Partners, Inc. and/or its affiliates.
The Company’s customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, and investment firms. BGC Partners has dozens of offices globally in major markets including New York and London, as well as in Bahrain, Beijing, Bermuda, Bogotá, Brisbane, Buenos Aires, Chicago, Copenhagen, Dubai, Dublin, Frankfurt, Geneva, Hong Kong, Houston, Istanbul, Johannesburg, Madrid, Melbourne, Mexico City, Miami, Moscow, Nyon, Paris, Rio de Janeiro, Santiago, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tel Aviv, Tokyo, Toronto, and Zurich.
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
Assets and Liabilities Held for Sale
The Company classifies disposal groups to be sold as held for sale in the period in which all held for sale criteria in ASC 360, Property, Plant, and Equipment are met.
The respective disposal group classified as held for sale and the assets and liabilities included in the group, are carried at the lower of cost or the fair value less costs to sell on the Company’s unaudited condensed consolidated statements of financial condition. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met, and any gains on the sale of the disposal group are not recognized until the transaction has completed. The fair value of the disposal group less any costs to sell is reassessed each reporting period it remains classified as held for sale. Any subsequent changes in fair value, where the cost was previously deemed to be greater than the fair value of the disposal group less costs to sell, are reported as an adjustment to the carrying value of the disposal group, except if the adjusted carrying amounts of the long-lived assets and liabilities exceed the carrying values at the time they were initially classified as held for sale.
Upon determining that a disposal group meets the criteria to be classified as held for sale, the Company ceases depreciation and amortization of long-lived assets included in the disposal group. BGC reports long-lived assets and the assets and liabilities of the disposal group in the line items Assets held for sale and Liabilities held for sale, respectively, in its unaudited condensed consolidated statements of financial condition.
Refer to Note 4—“Assets and Liabilities Held for Sale” for detailed information on the held for sale activities reported in the Company's unaudited condensed consolidated statements of financial condition as of June 30, 2021.
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
As a result of the Separation, limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time who held a BGC Holdings limited partnership interest received a corresponding Newmark Holdings limited partnership interest, determined by the Contribution Ratio, which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2, divided by the Exchange Ratio. Initially, the Exchange Ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the Exchange Ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. The Exchange Ratio as of June 30, 2021 equaled 0.9403.

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
3.    Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, see Note 3—“Summary of Significant Accounting Policies,” in its consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020. During the six months ended June 30, 2021, there were no significant changes made to the Company’s significant accounting policies.
4.    Assets and Liabilities Held For Sale
On May 26, 2021, the Company entered into an agreement to sell its Insurance brokerage business to The Ardonagh Group, subject to receipt of the required regulatory approvals and satisfaction of other closing conditions and approval, for $500 million of cash consideration, subject to adjustments for working capital and other certain closing adjustments. As of June 30, 2021, the Company’s Insurance brokerage business met the criteria to be classified as held for sale. As the business has met this criteria, the Company is required to record the respective assets and liabilities at the lower of carrying value or fair value less any costs to sell, and present the related assets and liabilities as separate line items in the unaudited condensed consolidated statements of financial condition.
The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in the Company’s unaudited condensed consolidated statements of financial condition as of June 30, 2021:

June 30, 2021
Accrued commissions and other receivables, net	$561,074
Cash segregated under regulatory requirements	274,107
Goodwill	69,725
Other intangible assets, net	56,031
Other assets	33,290
Cash and cash equivalents	28,571
Loans, forgivable loans and other receivables from employees and partners, net	14,496
Fixed assets, net	8,606
Other	2,959
Total assets held for sale	$1,048,859

Accounts payable, accrued and other liabilities	$839,872
Accrued compensation	10,233
Other	7
Total liabilities held for sale	$850,112
No impairment charge was recorded for the three and six months ended June 30, 2021 as the carrying amount of the net assets was less than the fair value less costs to sell. Fair value was determined based on the sales price in the sales and purchase agreement. Further, the sale of the business did not represent a strategic shift that would have a major effect on operations and financial results and was, therefore, not classified as discontinued operations.
5.    Acquisitions
Algomi
On March 6, 2020, the Company completed the acquisition of Algomi, a software company operating under a SaaS model that provides technology to bond market participants to improve their workflow and liquidity by data aggregation, pre-trade information analysis, and execution facilitation.
Other Acquisitions
During the year ended December 31, 2020, the Company completed several smaller acquisitions. The aggregate consideration paid for these acquisitions was not material to the Company’s unaudited condensed consolidated financial statements. There were no acquisitions completed by the Company for the six months ended June 30, 2021.
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

Basic Earnings Per Share:
The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic earnings (loss) per share:
Net income (loss) available to common stockholders	$18,169	$27,919	$61,260	$41,593
Basic weighted-average shares of common stock outstanding	384,902	360,614	379,639	359,308
Basic earnings (loss) per share	$0.05	$0.08	$0.16	$0.12
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
The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fully diluted earnings (loss) per share
Net income (loss) available to common stockholders	$18,169	$27,919	$61,260	$41,593
Allocations of net income (loss) to limited partnership interests, net of tax	7,854	12,254	27,011	17,905
Net income (loss) for fully diluted shares	$26,023	$40,173	$88,271	$59,498
Weighted-average shares:
Common stock outstanding	384,902	360,614	379,639	359,308
Partnership units¹	173,606	184,122	175,849	181,257
RSUs (Treasury stock method)	4,141	174	3,475	549
Other	1,274	1,213	1,247	1,276
Fully diluted weighted-average shares of common stock outstanding	563,923	546,123	560,210	542,390
Fully diluted earnings (loss) per share	$0.05	$0.07	$0.16	$0.11
__________________________
1Partnership units collectively include FPUs, LPUs, and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for more information).
For the three and six months ended June 30, 2021, 31 thousand and 55 thousand of potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for both the three and six months ended June 30, 2021, comprised RSUs. For the three and six months ended June 30, 2020, 2.6 million and 0.4 million of potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for both the three and six months ended June 30, 2020, comprised RSUs.
As of June 30, 2021 and 2020, approximately 31.4 million and 26.7 million shares, respectively, of contingent shares of BGC Class A common stock, N units, RSUs, and LPUs were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the respective periods.
7.    Stock Transactions and Unit Redemptions
Class A Common Stock
Changes in shares of BGC Class A common stock outstanding were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shares outstanding at beginning of period	334,364	311,059	323,018	307,915
Share issuances:
Redemptions/exchanges of limited partnership interests¹	30,156	1,969	40,587	4,074
Vesting of RSUs	360	103	1,728	800
Acquisitions	537	15	787	285
Other issuances of BGC Class A common stock	5	177	266	249
Restricted stock forfeitures	(84)	—	(84)	—
Treasury stock repurchases	(16,543)	—	(17,507)	—
Shares outstanding at end of period	348,795	313,323	348,795	313,323
__________________________
1.Included in redemptions/exchanges of limited partnership interests for the three months ended June 30, 2021 and 2020 are 13.8 million shares of BGC Class A common stock granted in connection with the cancellation of 14.6 million LPUs, and 0.7 million shares of BGC Class A common stock granted in connection with the cancellation of 0.6 million LPUs, respectively. Included in redemptions/exchanges of limited partnership interests for the six months ended June 30, 2021 and 2020 are 15.4 million shares of BGC Class A common stock granted in connection with the cancellation of 16.3 million LPUs, and 2.1 million shares of BGC Class A common stock granted in connection with the cancellation of 2.1 million LPUs, respectively. Because LPUs are included in the Company’s fully diluted share count, if dilutive, redemptions/exchanges in connection with the issuance of BGC Class A common stock would not impact the fully diluted number of shares outstanding.
Class B Common Stock
The Company did not issue any shares of BGC Class B common stock during the three and six months ended June 30, 2021 and 2020. As of June 30, 2021 and December 31, 2020, there were 45.9 million shares of BGC Class B common stock outstanding.
CEO Program
On March 9, 2018, the Company entered into the March 2018 Sales Agreement, pursuant to which the Company may offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock under the CEO Program. Proceeds from shares of BGC Class A common stock sold under the March 2018 Sales Agreement may be used for the repurchase of shares and the redemptions of limited partnership interests in BGC Holdings, as well as for general corporate purposes, including acquisitions and the repayment of debt. CF&Co is a wholly-owned subsidiary of Cantor and an affiliate of the Company. Under the March 2018 Sales Agreement, the Company has agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. The Company did not sell any shares under the March 2018 Sales Agreement during the three and six months ended June 30, 2021. As of June 30, 2021, the Company had sold 17.6 million shares of BGC Class A common stock (or $210.8 million) under the March 2018 Sales Agreement. For additional information on the Company’s CEO Program sales agreements, see Note 14—“Related Party Transactions.” On March 8, 2021, we filed a replacement CEO Program shelf registration statement on Form S-3, which has not yet been declared effective, with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock (inclusive of the $89.2 million of shares remaining for sale under the current CEO Program) from time to time on a delayed or continuous basis.
Unit Redemptions and Share Repurchase Program
The Company’s Board and Audit Committee have authorized repurchases of BGC Class A common stock and redemptions of limited partnership interests or other equity interests in the Company’s subsidiaries. On August 1, 2018, the Company’s Board and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $300.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of June 30, 2021, the Company had $114.6 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units.
The table below represents the units redeemed and/or shares repurchased for cash and does not include units redeemed/cancelled in connection with the grant of shares of BGC Class A common stock nor the limited partnership interests exchanged for shares of BGC Class A common stock. The gross unit redemptions and share repurchases of BGC Class A common stock during the three and six months ended June 30, 2021 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted-Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Program
Redemptions[1,2]
January 1, 2021—March 31, 2021	20	$4.40
April 1, 2021—June 30, 2021	4,715	5.82
Total Redemptions	4,735	$5.82
Repurchases[3,4]
January 1, 2021—March 31, 2021	965	$4.56
April 1, 2021—April 30, 2021	2	5.29
May 1, 2021—May 31, 2021	1,018	5.59
June 1, 2021—June 30, 2021	15,522	6.29
Total Repurchases	17,507	$6.16
Total Redemptions and Repurchases	22,242	$6.08	$114,584
__________________________
1.During the three months ended June 30, 2021, the Company redeemed 4.7 million LPUs at an aggregate redemption price of $27.3 million for a weighted-average price of $5.84 per unit. During the three months ended June 30, 2021, the Company redeemed 44 thousand FPUs at an aggregate redemption price of $181 thousand for a weighted-average price of $4.06 per unit. During the three months ended June 30, 2020, the Company redeemed 0.1 million LPUs at an aggregate redemption price of $0.3 million for a weighted-average price of $3.05 per unit. During the three months ended June 30, 2020, the Company redeemed 1 thousand FPUs at an aggregate redemption price of $4 thousand for an average price of $3.07 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 13.8 million and 0.7 million shares of BGC Class A common stock during the three months ended June 30, 2021 and 2020, respectively, nor the limited partnership interests exchanged for 16.8 million and 1.3 million shares of BGC Class A common stock during the three months ended June 30, 2021 and 2020, respectively.
2.During the six months ended June 30, 2021, the Company redeemed 4.7 million LPUs at an aggregate redemption price of $27.3 million for an average price of $5.83 per unit. During the six months ended June 30, 2021, the Company redeemed 51 thousand FPUs at an aggregate redemption price of $209 thousand for an average price of $4.11 per unit. During the six months ended June 30, 2020, the Company redeemed 0.3 million LPUs at an aggregate redemption price of $1.3 million for an average price of $3.92 per unit. During the six months ended June 30, 2020, the Company redeemed 1 thousand FPUs at an aggregate redemption price of $4 thousand for an average price of $3.07 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 15.4 million and 2.1 million shares of BGC Class A common stock during the six months ended June 30, 2021 and 2020, respectively, nor the limited partnership interests exchanged for 25.9 million and 1.8 million shares of BGC Class A common stock during the six months ended June 30, 2021 and 2020, respectively.
3.During the three months ended June 30, 2021, the Company repurchased 16.5 million shares of BGC Class A common stock at an aggregate price of $103.4 million for a weighted-average price of $6.25 per share. The Company did not repurchase any shares of BGC Class A common stock during the three months ended June 30, 2020.
4.During the six months ended June 30, 2021, the Company repurchased 17.5 million shares of BGC Class A common stock at an aggregate price of $107.8 million for a weighted-average price of $6.16 per share. The Company did not repurchase any shares of BGC Class A common stock during the six months ended June 30, 2020.
Redeemable Partnership Interest
The changes in the carrying amount of FPUs were as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Balance at beginning of period	$20,674	$23,638
Consolidated net income allocated to FPUs	958	255
Earnings distributions	(520)	—
FPUs exchanged	(509)	(470)
FPUs redeemed	(1,021)	(80)
Balance at end of period	$19,582	$23,343

8.    Securities Owned
Securities owned primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total Securities owned were $49.2 million and $58.6 million as of June 30, 2021 and December 31, 2020, respectively. For additional information, see Note 13—“Fair Value of Financial Assets and Liabilities.”
9.    Collateralized Transactions
Repurchase Agreements
Securities sold under Repurchase Agreements are accounted for as collateralized financing transactions and are recorded at the contractual amount for which the securities will be repurchased, including accrued interest. As of both June 30, 2021 and December 31, 2020, Cantor had not facilitated any Repurchase Agreements between the Company and Cantor for the purpose of financing fails.
Securities Loaned
As of both June 30, 2021 and December 31, 2020, the Company did not have any Securities loaned transactions with Cantor.

10.    Marketable Securities
Marketable securities consist of the Company’s ownership of equity securities carried at fair value in accordance with ASU 2016-01. The securities had a fair value of $0.4 million and $0.3 million as of June 30, 2021 and December 31, 2020, respectively.
These marketable securities are measured at fair value, with any changes in fair value recognized in earnings and included in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations. The Company recognized realized and unrealized net gains of $21 thousand and $33 thousand for the three months ended June 30, 2021 and 2020, respectively, related to sales of shares and the mark-to-market adjustments on shares and any related hedging transactions, when applicable. The Company recognized realized and unrealized net gains of $10 thousand and $0.3 million for the six months ended June 30, 2021 and 2020, respectively, related to sales of shares and the mark-to-market adjustments on shares and any related hedging transactions, when applicable.
During the six months ended June 30, 2021, the Company did not sell any marketable securities. During the six months ended June 30, 2020, the Company sold marketable securities with a fair value of $14.2 million, at the time of sale. The Company did not purchase any marketable securities during the six months ended June 30, 2021 and 2020.
11.    Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers
Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts (see Note 12

—“Derivatives”). As of June 30, 2021 and December 31, 2020, Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$1,285,423	$158,976
Receivables from clearing organizations	136,547	126,879
Other receivables from broker-dealers and customers	17,211	14,237
Net pending trades	10,909	2,999
Open derivative contracts¹	5,243	931
Total	$1,455,333	$304,022
Payables to broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$1,142,236	$154,050
Payables to clearing organizations	133,892	12,373
Other payables to broker-dealers and customers	23,194	11,833
Open derivative contracts²	6,421	1,460
Total	$1,305,743	$179,716
__________________________
1.Excludes $310 thousand of Receivables from broker-dealers, clearing organizations, customers and related broker-dealers classified as Assets held for sale as of June 30, 2021.
2.Excludes $7 thousand of Payables to broker-dealers, clearing organizations, customers and related broker-dealers classified as Liabilities held for sale as of June 30, 2021.
A portion of these receivables and payables are with Cantor. See Note 14—“Related Party Transactions,” for additional information related to these receivables and payables.
Substantially all open fails to deliver, open fails to receive and pending trade transactions as of June 30, 2021 have subsequently settled at the contracted amounts.
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

The fair value of derivative contracts, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	June 30, 2021			December 31, 2020
Derivative contract	Assets	Liabilities	Notional Amounts[1]	Assets	Liabilities	Notional Amounts[1]
FX/commodities options	$—	$—	$—	$74	$—	$4,844
Forwards[2]	690	653	216,829	295	215	302,141
FX swaps	4,553	4,551	610,762	562	319	513,588
Futures	—	1,217	18,307,688	—	926	6,113,220
Total	$5,243	$6,421	$19,135,279	$931	$1,460	$6,933,793
__________________________
1Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of the Company’s derivative activity, and do not represent anticipated losses.
2Excludes $30 thousand derivative assets and $7 thousand derivative liabilities classified as Assets held for sale and Liabilities held for sale, respectively, as of June 30, 2021.
Certain of the Company’s FX swaps are with Cantor. See Note 14—“Related Party Transactions,” for additional information related to these transactions.
The replacement costs of contracts in a gain position were $5.2 million and $0.9 million, as of June 30, 2021 and December 31, 2020, respectively.
The following tables present information about the offsetting of derivative instruments (in thousands):

	June 30, 2021
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition[1]
Assets
Forwards[2]	$948	$(258)	$690
FX swaps	5,729	(1,176)	4,553
Futures	75,703	(75,703)	—
Total derivative assets	$82,380	$(77,137)	$5,243
Liabilities
FX swaps	5,727	(1,176)	4,551
Forwards[2]	911	(258)	653
Futures	76,920	(75,703)	1,217
Total derivative liabilities	$83,558	$(77,137)	$6,421

	December 31, 2020
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition[1]
Assets
FX/commodities options	$74	$—	$74
Forwards	338	(43)	295
FX swaps	583	(21)	562
Futures	41,257	(41,257)	—
Total derivative assets	$42,252	$(41,321)	$931
Liabilities
FX swaps	$340	$(21)	$319
Forwards	258	(43)	215
Futures	42,183	(41,257)	926
Total derivative liabilities	$42,781	$(41,321)	$1,460
__________________________
1There were no additional balances in gross amounts not offset as of June 30, 2021 and December 31, 2020.
2Excludes $30 thousand derivative assets and $7 thousand derivative liabilities classified as Assets held for sale and Liabilities held for sale, respectively, as of June 30, 2021.
The change in fair value of derivative contracts is reported as part of “Principal transactions” in the Company’s unaudited condensed consolidated statements of operations. The change in fair value of equity options related to marketable securities is included as part of “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations.
The table below summarizes gains and (losses) on derivative contracts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivative contract	2021	2020	2021	2020
Futures	$3,321	$2,724	$7,155	$5,488
FX/commodities options	78	143	164	198
Forwards	(63)	116	(28)	(1,152)
FX swaps	140	89	138	325
Gains	$3,476	$3,072	$7,429	$4,859

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
The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	Assets at Fair Value at June 30, 2021
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Marketable securities	$360	$—	$—	$—	$360
Government debt	47,959	—	—	—	47,959
Securities owned—Equities	110	—	—	—	110
Forwards[1]	—	948	—	(258)	690
FX swaps	—	5,729	—	(1,176)	4,553
Futures	—	75,703	—	(75,703)	—
Corporate bonds	—	1,153	—	—	1,153
Total	$48,429	$83,533	$—	$(77,137)	$54,825

	Liabilities at Fair Value at June 30, 2021
	Level 1	Level 2	Level 3	Netting and Collateral	Total
FX swaps	$—	$5,727	$—	$(1,176)	$4,551
Forwards[1]	—	911	—	(258)	653
Futures	—	76,920	—	(75,703)	1,217
Contingent consideration	—	—	32,975	—	32,975
Total	$—	$83,558	$32,975	$(77,137)	$39,396
1.Excludes $30 thousand derivative assets and $7 thousand derivative liabilities classified as Assets held for sale and Liabilities held for sale, respectively, as of June 30, 2021.

	Assets at Fair Value at December 31, 2020
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Marketable securities	$349	$—	$—	$—	$349
Government debt	57,918	—	—	—	57,918
Securities owned—Equities	75	—	—	—	75
FX/commodities options	74	—	—	—	74
Forwards	—	338	—	(43)	295
FX swaps	—	583	—	(21)	562
Futures	—	41,257	—	(41,257)	—
Corporate bonds	—	579	—	—	579
Total	$58,416	$42,757	$—	$(41,321)	$59,852

	Liabilities at Fair Value at December 31, 2020
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Futures	$—	$42,183	$—	$(41,257)	$926
FX swaps	—	340	—	(21)	319
Forwards	—	258	—	(43)	215
Contingent consideration	—	—	39,791	—	39,791
Total	$—	$42,781	$39,791	$(41,321)	$41,251
Level 3 Financial Liabilities
Changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended June 30, 2021 were as follows (in thousands):

							Unrealized (gains) losses for the period included in:
	Opening Balance at April 1, 2021	Total realized and unrealized (gains) losses included in Net income (loss)	Unrealized (gains) losses included in Other comprehensive income (loss)¹	Purchases/ Issuances	Sales/ Settlements	Closing Balance at June 30, 2021	Net income (loss) on Level 3 Assets / Liabilities Outstanding at June 30, 2021	Other comprehensive income (loss) on Level 3 Assets / Liabilities Outstanding at June 30, 2021
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$40,056	$838	$—	$—	$(7,919)	$32,975	$838	$—
__________________________
1Unrealized gains (losses) are reported in “Foreign currency translation adjustments,” in the Company’s unaudited condensed consolidated statements of comprehensive income (loss).

Changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended June 30, 2020 were as follows (in thousands):

							Unrealized (gains) losses for the period included in:
	Opening Balance at April 1, 2020	Total realized and unrealized (gains) losses included in Net income (loss)¹	Unrealized (gains) losses included in Other comprehensive income (loss)²	Purchases/ Issuances	Sales/ Settlements	Closing Balance at June 30, 2020	Net income (loss) on Level 3 Assets / Liabilities Outstanding at June 30, 2020	Other comprehensive income (loss) on Level 3 Assets / Liabilities Outstanding at June 30, 2020
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$38,709	$772	$8	$—	$(4,382)	$35,107	$772	$8
__________________________
1Realized and unrealized gains (losses) are reported in “Other expenses” and “Other income (loss),” as applicable, in the Company’s unaudited condensed consolidated statements of operations.
2Unrealized gains (losses) are reported in “Foreign currency translation adjustments,” in the Company’s unaudited condensed consolidated statements of comprehensive income (loss).
Changes in Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2021 were as follows (in thousands):

							Unrealized (gains) losses for the period included in:
	Opening Balance at January 1, 2021	Total realized and unrealized (gains) losses included in Net income (loss)	Unrealized (gains) losses included in Other comprehensive income (loss)¹	Purchases/ Issuances	Sales/ Settlements	Closing Balance at June 30, 2021	Net income (loss) on Level 3 Assets / Liabilities Outstanding at June 30, 2021	Other comprehensive income (loss) on Level 3 Assets / Liabilities Outstanding at June 30, 2021
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$39,791	$1,939	$—	$—	$(8,755)	$32,975	$1,939	$—
__________________________
1Unrealized gains (losses) are reported in “Foreign currency translation adjustments,” in the Company’s unaudited condensed consolidated statements of comprehensive income (loss).
Changes in Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2020 were as follows (in thousands):

							Unrealized (gains) losses for the period included in:
	Opening Balance at January 1, 2020	Total realized and unrealized (gains) losses included in Net income (loss)¹	Unrealized (gains) losses included in Other comprehensive income (loss)²	Purchases/ Issuances	Sales/ Settlements	Closing Balance at June 30, 2020	Net income (loss) on Level 3 Assets / Liabilities Outstanding at June 30, 2020	Other comprehensive income (loss) on Level 3 Assets / Liabilities Outstanding at June 30, 2020
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$42,159	$(369)	$67	$2,959	$(9,709)	$35,107	$(369)	$67

__________________________
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
Quantitative Information About Level 3 Fair Value Measurements on a Recurring Basis
The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value as of June 30, 2021
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
				Discount rate[1]	6.8%-10.3%	9.5%

Contingent consideration	$—	$32,975	Present value of expected payments	Probability of meeting earnout and contingencies	39%-100%	81.4% [2]
__________________________
1The discount rate is based on the Company’s calculated weighted-average cost of capital.
2The probability of meeting the earnout targets was based on the acquirees’ projected future financial performance, including revenues.

	Fair Value as of December 31, 2020
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
				Discount rate[1]	6.8%-10.3%	9.5%

Contingent consideration	$—	$39,791	Present value of expected payments	Probability of meeting earnout and contingencies	39%-100%	82.9%[2]
__________________________
1The discount rate is based on the Company’s calculated weighted-average cost of capital.
2The probability of meeting the earnout targets was based on the acquirees’ projected future financial performance, including revenues.
Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of June 30, 2021 and December 31, 2020, the present value of expected payments related to the Company’s contingent consideration was $33.0 million and $39.8 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, would be $45.5 million and $53.4 million, as of June 30, 2021 and December 31, 2020, respectively.
Fair Value Measurements on a Non-Recurring Basis
Pursuant to the recognition and measurement guidance for equity investments, effective January 1, 2018, equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. The Company applied the measurement alternative to equity securities with the fair value of $82.0 million and $83.0 million, which were included in “Other assets” in the Company’s unaudited condensed consolidated statements of financial condition as of June 30, 2021 and December 31, 2020, respectively. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.
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
For the three months ended June 30, 2021 and 2020, Cantor’s share of the net profit (loss) in Tower Bridge was $0.5 million and $0.4 million, respectively. For the six months ended June 30, 2021 and 2020, Cantor’s share of the net profit (loss) in Tower Bridge was $0.6 million and $0.2 million, respectively. This net profit is included as part of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of operations.
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
For the three months ended June 30, 2021 and 2020, the Company recognized related party revenues of $4.2 million and $6.6 million, respectively, for the services provided to Cantor. For the six months ended June 30, 2021 and 2020, the Company recognized related party revenues of $8.0 million and $12.1 million, respectively, for the services provided to Cantor. These revenues are included as part of “Fees from related parties” in the Company’s unaudited condensed consolidated statements of operations.
In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an administrative services agreement whereby certain employees of Cantor are deemed leased employees of the Company. For the three months ended June 30, 2021 and 2020, the Company was charged $20.0 million and $15.2 million, respectively, for the services provided by Cantor and its affiliates, of which $15.5 million and $10.1 million, respectively, were to cover compensation to leased employees for these periods. For the six months ended June 30, 2021 and 2020, the Company was charged $41.1 million and $31.1 million, respectively, for the services provided by Cantor and its affiliates, of which $31.4 million and $20.6 million, respectively, were to cover compensation to leased employees for these periods. The fees charged by Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations. The fees charged by Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.
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
Other Agreements with Cantor
The Company is authorized to enter into short-term arrangements with Cantor to cover any delivery failures in connection with U.S. Treasury securities transactions and to share equally in any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of both June 30, 2021, and December 31, 2020, Cantor had not facilitated any Repurchase Agreements between the Company and Cantor.
To more effectively manage the Company’s exposure to changes in FX rates, the Company and Cantor have agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to FX currency hedging between the Company and Cantor. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of the Company and Cantor is utilized to determine the shares of profit or loss allocated to each for the period. For the three months ended June 30, 2021 and 2020, the Company recognized its share of FX losses of $0.2 million and $0.8 million, respectively. During the six months ended June 30, 2021 and 2020, the Company recognized its share of FX losses of $23 thousand and $0.2 million, respectively. These losses are included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations.
Pursuant to the separation agreement relating to the Company’s acquisition of certain BGC businesses from Cantor in 2008, Cantor has a right, subject to certain conditions, to be the Company’s customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use market data from the Company without any cost. Any future related-party transactions or arrangements between the Company and Cantor are subject to the prior approval by the Audit Committee. During the three months ended June 30, 2021 and 2020, the Company recorded revenues from Cantor entities of $37 thousand and $9 thousand, respectively, related to commissions paid to the Company by Cantor. For the six months ended June 30, 2021 and 2020, the Company recorded revenues from Cantor entities of $62 thousand and $84 thousand, respectively, related to commissions paid to the Company by Cantor. These revenues are included as part of “Commissions” in the Company’s unaudited condensed consolidated statements of operations.
The Company and Cantor are authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.
In August 2013, the Audit Committee authorized the Company to invest up to $350.0 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used by the Company from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including policies related to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of both June 30, 2021 and December 31, 2020, the Company did not have any investments in the program.
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
On November 23, 2018, in the Class B Issuance, BGC Partners issued 10.3 million shares of BGC Partners Class B common stock to Cantor and 0.7 million shares of BGC Partners Class B common stock to CFGM, in each case in exchange for shares of BGC Class A common stock owned by Cantor and CFGM, respectively, on a one-to-one basis pursuant to the Exchange Agreement. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Partners by Cantor or CFGM for the Class B Issuance. Following this exchange, Cantor and its affiliates have the right to exchange under the Exchange Agreement up to an aggregate of 23.6 million shares of BGC Class A common stock, now owned or subsequently acquired, or its Cantor units in BGC Holdings, into shares of BGC Class B common stock. As of June 30, 2021, Cantor and CFGM do not own any shares of BGC Class A common stock.
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
On March 19, 2018, the Company entered into the BGC Credit Agreement with Cantor. The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the previous Credit Facility between BGC and an affiliate of Cantor. On August 6, 2018, the Company entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that could be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2022, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of both June 30, 2021 and December 31, 2020, there were no borrowings by BGC or Cantor outstanding under this Agreement. The Company did not record any interest expense related to the Agreement for the three and six months ended June 30, 2021. The Company recorded interest expense of $0.4 million for the three and six months ended June 30, 2020.
As part of the Company’s cash management process, the Company may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of both June 30, 2021 and December 31, 2020, the Company had no reverse repurchase agreements.
Receivables from and Payables to Related Broker-Dealers
Amounts due to or from Cantor and Freedom, one of the Company’s equity method investments, are for transactional revenues under a technology and services agreement with Freedom, as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited condensed consolidated statements of financial condition. As of June 30, 2021 and December 31, 2020, the Company had receivables from Freedom of $2.1 million and $1.4 million, respectively. As of June 30, 2021 and December 31, 2020, the Company had $4.6 million and $0.6 million, respectively, in receivables from Cantor related to open derivative contracts. As of June 30, 2021 and December 31, 2020, the Company had $4.5 million and $0.1 million, respectively, in payables to Cantor related to open derivative contracts. As of June 30, 2021 and December 31, 2020, the Company had $20.1 million and $26.0 million, respectively, in payables to Cantor related to fails and pending trades.
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

As of June 30, 2021 and December 31, 2020, the aggregate balance of employee loans, net, was $370.8 million and $408.1 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s unaudited condensed consolidated statements of financial condition. The June 30, 2021 balance above excludes $14.5 million of employee loans classified as Assets held for sale as of June 30, 2021. Compensation expense for the above-mentioned employee loans for the three months ended June 30, 2021 and 2020 was $19.1 million and $17.1 million, respectively. Compensation expense (benefit) for the above-mentioned employee loans for the six months ended June 30, 2021 and 2020 was $34.7 million and $31.6 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.
Interest income on the above-mentioned employee loans for the three months ended June 30, 2021 and 2020 was $3.3 million and $1.7 million, respectively. Interest income on the above-mentioned employee loans for the six months ended June 30, 2021 and 2020 was $5.5 million and $4.4 million, respectively. The interest income related to these employee loans is included as part of “Interest and dividend income” in the Company’s unaudited condensed consolidated statements of operations.
CEO Program and Other Transactions with CF&Co
As discussed in Note 7—“Stock Transactions and Unit Redemptions,” the Company has entered into the March 2018 Sales Agreement with CF&Co, as the Company’s sales agent under the CEO Program. During the three and six months ended June 30, 2021, the Company did not sell any shares of Class A common stock under the March 2018 Sales Agreement. During the three months ended June 30, 2020, the Company did not sell any shares of Class A common stock under the March 2018 Sales Agreement. During the six months ended June 30, 2020, the Company sold 0.2 million shares under the March 2018 Sales Agreement for aggregate proceeds of $0.7 million, at a weighted-average price of $4.04 per share. For the three and six months ended June 30, 2021, the Company was not charged for services provided by CF&Co related to the CEO Program with CF&Co. For the three months ended June 30, 2020, the Company was not charged for services provided by CF&Co related to the CEO Program with CF&Co. For the six months ended June 30, 2020, the Company was charged $7 thousand for services provided by CF&Co related to the Company’s Sales Agreements with CF&Co. The net proceeds of the shares sold are included as part of “Additional paid-in capital” in the Company’s unaudited condensed consolidated statements of financial condition.
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
On October 3, 2014, management was granted approval by the Board and Audit Committee to enter into stock loan transactions with CF&Co utilizing equities securities. Such stock loan transactions will bear market terms and rates. As of June 30, 2021, the Company did not have any Securities loaned transactions with CF&Co. As of December 31, 2020, the Company did not have any Securities loaned transactions with CF&Co. Securities loaned transactions are included in “Securities loaned” in the Company’s unaudited condensed consolidated statements of financial condition.
On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes. In connection with this issuance of the 5.125% Senior Notes, the Company recorded $0.5 million in underwriting fees payable to CF&Co and $18 thousand to CastleOak Securities, L.P. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor tendered $15.0 million of such senior notes in the tender offer completed on August 14, 2020, and did not hold such notes as of June 30, 2021.
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

On June 11, 2020, the Company’s Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by the Company of up to $50.0 million of Company Debt Securities. Repurchases of Company Debt Securities, if any, are expected to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption. Under the authorization, the Company may make repurchases of Company Debt Securities for cash from time to time in the open market or in privately negotiated transactions upon such terms and at such prices as management may determine. Additionally, the Company is authorized to make any such repurchases of Company Debt Securities through CF&Co (or its affiliates), in its capacity as agent or principal, or such other broker-dealers as management shall determine to utilize from time to time, and such repurchases shall be subject to brokerage commissions which are no higher than standard market commission rates. As of June 30, 2021, the Company had $50.0 million remaining from its debt repurchase authorization.
On July 10, 2020, the Company issued an aggregate of $300.0 million principal amount of 4.375% Senior Notes. In connection with this issuance of the 4.375% Senior Notes, the Company recorded $0.2 million in underwriting fees payable to CF&Co and $36 thousand to CastleOak Securities, L.P. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor purchased $14.5 million of such senior notes and still holds such notes as of June 30, 2021.
On August 14, 2020, the Company completed the cash tender offer to purchase its 5.125% Senior Notes. As of the expiration time, $44.0 million aggregate principal amount of the Notes (14.66%) were validly tendered. CF&Co acted as one of the dealer managers for the offer. As a result of this transaction, $14 thousand in dealer management fees were paid to CF&Co.
Under rules adopted by the CFTC, all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the NFA and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered FCM. From time to time, the Company’s foreign-based brokers engage in interest rate swap transactions with U.S.-based counterparties, and, therefore, the Company is subject to the CFTC requirements. Mint Brokers has entered into guarantees on behalf of the Company, and the Company is required to indemnify Mint Brokers for the amounts, if any, paid by Mint Brokers on behalf of the Company pursuant to this arrangement. Effective April 1, 2020, these guarantees were transferred to Mint Brokers from CF&Co. During both the three months ended June 30, 2021 and 2020, the Company recorded fees of $31 thousand with respect to these guarantees. During both the six months ended June 30, 2021 and 2020, the Company recorded fees of $63 thousand with respect to these guarantees. These fees were included in “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations.
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
As of June 30, 2021, there were 1.6 million FPUs in BGC Holdings remaining, which BGC Holdings had the right to redeem or exchange and with respect to which Cantor will have the right to purchase an equivalent number of Cantor units following such redemption or exchange.
Cantor Aurel Revenue Sharing Agreement
On June 24, 2021, the Board and Audit Committee authorized our French subsidiary, Aurel BGC SAS, to enter into a revenue sharing agreement pursuant to which Cantor shall provide services to Aurel to support Aurel’s investment banking activities with respect to special purpose acquisition companies. The services provided by Cantor to Aurel in support of such

SPAC Investment Banking Activities shall include referral of clients, structuring advice, financial advisory services, referral of investors, deal execution services, and other advisory services in support of Aurel’s SPAC Investment Banking Activities pursuant to its French investment services license. As compensation, Cantor shall receive a revenue share of 80% of Aurel’s net revenue attributable to SPAC Investment Banking Activities. The term of the revenue sharing agreement is for an initial period of 12 months, which automatically renews each year unless either party provides notice of termination at least three months prior to the anniversary. Aurel is also authorized to serve as bookrunner, underwriter or advisor in connection with French SPACs which are sponsored by Cantor at market rates for such services.
Transactions with Executive Officers and Directors

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

On April 8, 2021, the Compensation Committee approved the repurchase by the Company on April 23, 2021 of 123,713 exchangeable BGC Holdings LPU-NEWs held by Mr. Windeatt at the price of $5.65, which was the closing price of the Company's Class A common stock on April 23, 2021, and the redemption of 28,477 exchangeable BGC Holdings PLPU-NEWs held by Mr. Windeatt for $178,266, less applicable taxes and withholdings.

On April 8, 2021, the Compensation Committee approved the repurchase by the Company of the remaining 62,211 exchangeable BGC Holdings LPUs held by Mr. Windeatt that were granted exchangeability on March 2, 2020 at the price of $5.38, the closing price of Class A common stock on April 8, 2020.

On April 28, 2021, the Compensation Committee approved an additional monetization opportunity for Mr. Merkel. Effective April 29, 2021, 108,350 of Mr. Merkel’s 273,612 non-exchangeable BGC Holdings PSUs were redeemed for zero, 101,358 of Mr. Merkel’s 250,659 non- exchangeable BGC Holdings PPSUs were redeemed for a cash payment of $575,687, and 108,350 shares of BGC Class A common stock were issued to Mr. Merkel. On April 29, 2021, the 108,350 shares of BGC Class A common stock were repurchased from Mr. Merkel at the closing price of the Company's Class A common stock on that date, under the Company's stock buyback program.

On June 28, 2021, (i) the Company exchanged 520,380 exchangeable LPUs held by Mr. Lutnick at the price of $5.86, which was the closing price of the Company's Class A common stock on June 28, 2021, for 520,380 shares of BGC Class A common stock, less applicable taxes and withholdings, resulting in the delivery of 365,229 net shares of BGC Class A common stock to Mr. Lutnick, and in connection with the exchange of these 520,380 exchangeable LPUs, 425,765 exchangeable PLPUs were redeemed for a cash payment of $1,525,705 towards taxes; (ii) 88,636 non-exchangeable LPUs were redeemed for zero, and in connection therewith the Company issued Mr. Lutnick 88,636 shares of BGC Class A common stock, less applicable taxes and withholdings, resulting in the delivery of 41,464 net shares of BGC Class A common stock to Mr. Lutnick; and (iii) 1,131,774 H Units held by Mr. Lutnick were redeemed for 1,131,774 HDUs with a capital account of $7,017,000, and in connection with the redemption of these 1,131,774 H Units, 1,018,390 Preferred H Units were redeemed for $7,983,000 for taxes.

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
On March 2, 2020, the Company granted Shaun D. Lynn 883,348 exchange rights with respect to 883,348 non-exchangeable LPUs that were previously granted to Mr. Lynn. The resulting 883,348 exchangeable LPUs were immediately exchangeable by Mr. Lynn for an aggregate of 883,348 shares of BGC Class A common stock. The grant was approved by the Compensation Committee. Additionally, the Compensation Committee approved the right to exchange for cash 245,140 non-exchangeable PLPUs held by Mr. Lynn, for a payment of $1,099,599 for taxes when the LPU units are exchanged. On July 30, 2020, the Company redeemed 797,222 exchangeable LPUs held by Mr. Lynn at the price of $2.76, the closing price of our Class A Common Stock on July 30, 2020. This transaction was approved by the Compensation Committee. In connection with the redemption of the 797,222 exchangeable LPUs, 221,239 exchangeable PLPUs were redeemed for $992,388 for taxes. In connection with the redemption, Mr. Lynn’s remaining 86,126 exchangeable LPUs and 23,901 exchangeable PLPUs were redeemed for zero upon exchange in connection with his LLP status.
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
Transactions with the Relief Fund
During the year ended December 31, 2015, the Company committed to make charitable contributions to the Cantor Fitzgerald Relief Fund in the amount of $40.0 million, which the Company recorded in “Other expenses” in the Company’s unaudited condensed consolidated statements of operations for the year ended December 31, 2015. As of June 30, 2021 and December 31, 2020, the remaining liability associated with this commitment was $1.5 million and $1.6 million, respectively, which is included in “Accounts payable, accrued and other liabilities” in the Company’s unaudited condensed consolidated statements of financial condition. Further, as of June 30, 2021 and December 31, 2020 the Company had a liability to the Cantor Fitzgerald Relief Fund for $1.1 million associated with additional expense taken in September of 2020.
Other Transactions
The Company is authorized to enter into loans, investments or other credit support arrangements for Aqua, an alternative electronic trading platform that offers new pools of block liquidity to the global equities markets; such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. On February 5, 2020 and February 25, 2021, the Board and Audit Committee increased the authorized amount by an additional $2.0 million and $1.0 million, respectively, to an aggregate of $20.2 million. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. Aqua is 51% owned by Cantor and 49% owned by the Company. Aqua is accounted for under the equity method. During the three months ended June 30, 2021 and 2020, the Company made $0.3 million and $0.4 million, respectively, in contributions to Aqua. During both the six months ended June 30, 2021 and 2020, the Company made $0.6 million, in contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s unaudited condensed consolidated statements of financial condition.

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
During the three months ended June 30, 2021 and 2020, Lucera recognized $0.1 million and $0.2 million, respectively, in related party revenues from Cantor. During the six months ended June 30, 2021 and 2020, Lucera recognized $0.2 million and $0.3 million, respectively, in related party revenues from Cantor. These revenues are included in “Data, software and post-trade” in the Company’s unaudited condensed consolidated statements of operations.
BGC Sublease From Newmark
In May 2020, BGC U.S. OpCo entered into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark, which sublease was approved by the Audit Committee. The deal is a one-year sublease of approximately 21,000 rentable square feet in New York City. Under the terms of the sublease, BGC U.S. OpCo will pay a fixed rent amount of $1.1 million in addition to all operating and tax expenses attributable to the lease. In connection with the sublease, BGC U.S. OpCo paid $0.1 million and $0.1 million for the three months ended June 30, 2021 and 2020. In connection with the sublease, BGC U.S. OpCo paid $0.4 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively.
15.    Investments
Equity Method Investments
The carrying value of the Company’s equity method investments was $33.2 million as of June 30, 2021 and $37.7 million as of December 31, 2020, and is included in “Investments” in the Company’s unaudited condensed consolidated statements of financial condition.
The Company recognized gains of $1.3 million and $1.1 million related to its equity method investments for the three months ended June 30, 2021 and 2020, respectively. The Company recognized gains of $2.8 million and $2.1 million related to its equity method investments for the six months ended June 30, 2021 and 2020, respectively. The Company’s share of the net gains or losses is reflected in “Gains (losses) on equity method investments” in the Company’s unaudited condensed consolidated statements of operations.

For the three and six months ended June 30, 2021, the Company did not record impairment charges related to existing equity method investments. For the three months ended June 30, 2020, the Company did not record any impairment charges related to existing equity method investments. For the six months ended June 30, 2020, the Company recorded $2.5 million of impairment charges relating to existing equity method investments. The impairment was recorded in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations. The Company sold part of an equity method investment with a fair value of $3.8 million during the three and six months ended June 30, 2021. During the three and six months ended June 30, 2020, the Company did not sell any equity method investments.

As of June 30, 2021, the Company reclassified an equity method investment with a carrying value of $2.6 million as Assets held for sale.
See Note 14—“Related Party Transactions,” for information regarding related party transactions with unconsolidated entities included in the Company’s unaudited condensed consolidated financial statements.
Investments Carried Under Measurement Alternative
The Company has acquired equity investments for which it did not have the ability to exert significant influence over operating and financial policies of the investees. These investments are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. The carrying value of these investments as of June 30, 2021 and December 31, 2020 was $0.2 million and $0.4 million, respectively, and they are included in “Investments” in the Company’s unaudited condensed statements of financial condition. The Company did not recognize any gains, losses, or impairments relating to investments carried under the measurement alternative for both the three and six months ended June 30, 2021 and 2020.

As of June 30, 2021, the Company reclassified an equity investment carried under the measurement alternative with a carrying value of $0.2 million as Assets held for sale.

In addition, the Company owns membership shares, which are included in “Other assets” in the Company’s unaudited condensed consolidated statements of financial condition as of June 30, 2021 and December 31, 2020. These equity investments are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. The Company recognized $87 thousand of unrealized losses to reflect observable transactions for these shares during both the three and six months ended June 30, 2021. The Company recognized $6 thousand and $46 thousand of unrealized losses to reflect observable transactions for these shares during three and six months ended June 30, 2020, respectively. The unrealized losses are reflected in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations.
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
The following table sets forth the Company’s investment in its unconsolidated VIEs and the maximum exposure to loss with respect to such entities (in thousands):

	June 30, 2021		December 31, 2020
	Investment	Maximum Exposure to Loss	Investment	Maximum Exposure to Loss
Variable interest entities¹	$1,223	$2,203	$1,258	$2,238
__________________________
1The Company has entered into a subordinated loan agreement with Aqua, whereby the Company agreed to lend the principal sum of $980 thousand. The Company’s maximum exposure to loss with respect to its unconsolidated VIEs includes the sum of its equity investments in its unconsolidated VIEs and the $980 thousand subordinated loan to Aqua.
Consolidated VIE
The Company is invested in a limited liability company that is focused on developing a proprietary trading technology. The limited liability company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $8.2 million and $7.2 million as of June 30, 2021 and December 31, 2020, respectively, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $1.8 million and $1.0 million as of June 30, 2021 and December 31, 2020, respectively. The Company’s exposure to economic loss on this VIE was $4.8 million as of both June 30, 2021 and December 31, 2020.
16.    Fixed Assets, Net
Fixed assets, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Computer and communications equipment	$92,751	$92,565
Software, including software development costs	265,770	259,439
Leasehold improvements and other fixed assets	106,780	120,951
	465,301	472,955
Less: accumulated depreciation and amortization	(260,770)	(258,173)
Fixed assets, net¹	$204,531	$214,782
___________________________
1Excludes Fixed assets, net of $8,606 thousand classified as Assets held for sale.
Depreciation expense was $6.6 million and $5.9 million for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense was $12.9 million and $12.0 million for the six months ended June 30, 2021 and 2020, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.
The Company has $6.5 million and $5.9 million of asset retirement obligations related to certain of its leasehold improvements as of June 30, 2021 and December 31, 2020. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit adjusted risk-free interest rate in effect when the liability was initially recognized.
For the three months ended June 30, 2021 and 2020, software development costs totaling $10.8 million and $15.3 million, respectively, were capitalized. Amortization of software development costs totaled $8.0 million and $7.7 million for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, software development costs totaling $23.9 million and $28.3 million, respectively, were capitalized. Amortization of software development costs totaled $16.3 million and $15.3 million for the six months ended June 30, 2021 and 2020, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.
Impairment charges of $1.1 million and $0.2 million were recorded for the three months ended June 30, 2021 and 2020, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges of $3.1 million and $5.0 million were recorded for the six months ended June 30, 2021 and 2020, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.
17.    Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill
Balance at December 31, 2020	$556,211
Goodwill reclassified as Assets held for sale	(69,725)
Cumulative translation adjustment	948
Balance at June 30, 2021	$487,434
For additional information on Goodwill, see Note 5—“Acquisitions.”
Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets.

Other intangible assets consisted of the following (in thousands, except weighted-average remaining life):

	June 30, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$182,616	$63,859	$118,757	10.5
Technology	23,997	21,716	2,281	0.7
Noncompete agreements	19,821	18,797	1,024	5.4
Patents	10,616	10,233	383	1.5
All other	19,340	4,498	14,842	8.0
Total definite life intangible assets	256,390	119,103	137,287	10.0
Indefinite life intangible assets:
Trade names	79,570	—	79,570	N/A
Licenses	2,434	—	2,434	N/A
Total indefinite life intangible assets	82,004	—	82,004	N/A
Total[1]	$338,394	$119,103	$219,291	10.0
__________________________
1Excludes intangibles at cost of $92,845 thousand, and net carrying amount of $56,031 thousand classified as Assets held for sale.

	December 31, 2020
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$252,241	$77,106	$175,135	10.4
Technology	24,025	20,031	3,994	1.2
Noncompete agreements	30,715	29,596	1,119	5.9
Patents	10,616	10,223	393	1.6
All other	29,566	5,028	24,538	8.3
Total definite life intangible assets	347,163	141,984	205,179	9.9
Indefinite life intangible assets:
Trade names	79,570	—	79,570	N/A
Licenses	2,408	—	2,408	N/A
Total indefinite life intangible assets	81,978	—	81,978	N/A
Total	$429,141	$141,984	$287,157	9.9

Intangible amortization expense was $6.7 million and $6.3 million for the three months ended June 30, 2021 and 2020, respectively. Intangible amortization expense was $13.7 million and $14.5 million for the six months ended June 30, 2021 and 2020, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations. There were no impairment charges for the Company’s definite and indefinite life intangibles for the three and six months ended June 30, 2021 and 2020.
The estimated future amortization expense of definite life intangible assets as of June 30, 2021 is as follows (in millions):

2021	$10.3
2022	16.7
2023	14.9
2024	14.4
2025	14.4
2026 and thereafter	66.6
Total	$137.3

18.    Notes Payable, Other and Short-Term Borrowings
Notes payable, other and short-term borrowings consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Unsecured senior revolving credit agreement	$188,652	$—
5.125% Senior Notes	—	255,570
5.375% Senior Notes	447,244	446,577
3.750% Senior Notes	297,317	296,903
4.375% Senior Notes	297,252	297,031
Collateralized borrowings	12,783	19,854
Total Notes payable and other borrowings	1,243,248	1,315,935
Short-term borrowings	5,997	3,849
Total Notes payable, other and short-term borrowings	$1,249,245	$1,319,784
Unsecured Senior Revolving Credit Agreement
On November 28, 2018, the Company entered into the Revolving Credit Agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, which replaced the existing committed unsecured senior revolving credit agreement. The maturity date of the Revolving Credit Agreement was November 28, 2020, and the maximum revolving loan balance is $350.0 million. Borrowings under this Revolving Credit Agreement bear interest at either LIBOR or a defined base rate plus additional margin. On December 11, 2019, the Company entered into an amendment to the Revolving Credit Agreement. Pursuant to the amendment, the maturity date was extended to February 26, 2021. On February 26, 2020, the Company entered into a second amendment to the Revolving Credit Agreement, pursuant to which, the maturity date was extended by two years to February 26, 2023. There was no change to the interest rate or the maximum revolving loan balance. As of June 30, 2021, there were $188.7 million borrowings outstanding, net of deferred financing costs of $1.3 million, under the Revolving Credit Agreement. The average interest rate on the outstanding borrowings was 2.08% for the three and six months ended June 30, 2021. The average interest rate on the outstanding borrowings was 2.53% and 2.92% for the three and six months ended June 30, 2020, respectively. As of December 31, 2020, there were no borrowings outstanding under the Revolving Credit Agreement. The Company recorded interest expense related to the Revolving Credit Agreement of $0.7 million and $2.1 million for the three months ended June 30, 2021 and 2020, respectively. The Company recorded interest expense related to the Revolving Credit Agreement of $1.1 million and $3.8 million for the six months ended June 30, 2021 and 2020, respectively.
Senior Notes
The Company’s Senior Notes are recorded at amortized cost. The carrying amounts and estimated fair values of the Company’s Senior Notes were as follows (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.125% Senior Notes	$—	$—	$255,570	$258,067
5.375% Senior Notes	447,244	486,315	446,577	486,747
3.750% Senior Notes	297,317	317,250	296,903	314,031
4.375% Senior Notes	297,252	325,170	297,031	317,466
Total	$1,041,813	$1,128,735	$1,296,081	$1,376,311
The fair values of the Senior Notes were determined using observable market prices as these securities are traded, and based on whether they are deemed to be actively traded, the 5.125% Senior Notes, the 5.375% Senior Notes, the 3.750% Senior Notes, and the 4.375% Senior Notes are considered Level 2 within the fair value hierarchy.
5.125% Senior Notes
On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes, which matured on May 27, 2021. The 5.125% Senior Notes were general senior unsecured obligations of the Company. The 5.125% Senior Notes bear interest at a rate of 5.125% per year, payable in cash on May 27 and November 27 of each year, commencing November 27, 2016 and ending the maturity date. Prior to maturity, on August 5, 2020, the Company commenced a cash tender offer for any and all $300.0 million outstanding aggregate principal amount of its 5.125% Senior Notes. On August 11, 2020, the Company’s cash tender offer expired at 5:00 p.m., New York City time. As of the expiration time, $44.0 million aggregate principal amount of the 5.125% Senior Notes were validly tendered. These notes were redeemed on the settlement date of August 14, 2020. On May 27, 2021, BGC repaid $256.0 million principal plus accrued interest on its 5.125% Senior Notes. The Company recorded interest expense related to the 5.125% Senior Notes of $2.3 million and $4.1 million for the three months ended June 30, 2021 and 2020, respectively. The Company recorded interest expense related to the 5.125% Senior Notes of $5.8 million and $8.1 million for the six months ended June 30, 2021 and 2020, respectively.
5.375% Senior Notes
On July 24, 2018, the Company issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes. The 5.375% Senior Notes are general senior unsecured obligations of the Company. The 5.375% Senior Notes bear interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The 5.375% Senior Notes will mature on July 24, 2023. The Company may redeem some or all of the 5.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture related to the 5.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes was $444.2 million, net of the discount and debt issuance costs of $5.8 million. The issuance costs are amortized as interest expense, and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 5.375% Senior Notes as of June 30, 2021 was $447.2 million. The Company recorded interest expense related to the 5.375% Senior Notes of $6.4 million for each of the three months ended June 30, 2021 and 2020. The Company recorded interest expense related to the 5.375% Senior Notes of $12.8 million for each of the six months ended June 30, 2021 and 2020.
3.750% Senior Notes
On September 27, 2019, the Company issued an aggregate of $300.0 million principal amount of 3.750% Senior Notes. The 3.750% Senior Notes are general unsecured obligations of the Company. The 3.750% Senior Notes bear interest at a rate of 3.750% per year, payable in cash on April 1 and October 1 of each year, commencing April 1, 2020. The 3.750% Senior Notes will mature on October 1, 2024. The Company may redeem some or all of the 3.750% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 3.750% Senior Notes was $296.1 million, net of discount and debt issuance costs of $3.9 million. The issuance costs will be amortized as interest expense, and the carrying value of the 3.750% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 3.750% Senior Notes was $297.3 million as of June 30, 2021. The Company recorded interest expense related to the 3.750%

Senior Notes of $3.0 million for each of the three months ended June 30, 2021 and 2020. The Company recorded interest expense related to the 3.750% Senior Notes of $6.0 million for each of the six months ended June 30, 2021 and 2020.
4.375% Senior Notes
On July 10, 2020, the Company issued an aggregate of $300.0 million principal amount of 4.375% Senior Notes. The 4.375% Senior Notes are general unsecured obligations of the Company. The 4.375% Senior Notes bear interest at a rate of 4.375% per year, payable in cash on June 15 and December 15 of each year, commencing December 15, 2020. The 4.375% Senior Notes will mature on December 15, 2025. The Company may redeem some or all of the 4.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices. If a “Change of Control Triggering Event” occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 4.375% Senior Notes was $296.8 million, net of discount and debt issuance costs of $3.2 million. The issuance costs will be amortized as interest expense, and the carrying value of the 4.375% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 4.375% Senior Notes was $297.3 million as of June 30, 2021. The Company recorded interest expense related to the 4.375% Senior Notes of $3.4 million and $6.9 million for the three and six months ended June 30, 2021. The Company did not record interest expense related to the 4.375% Senior Notes for the three and six months ended June 30, 2020.
Collateralized Borrowings
On May 31, 2017, the Company entered into a $29.9 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.44% per year and matured on May 31, 2021, therefore there were no borrowings outstanding as of June 30, 2021. As of December 31, 2020, the Company had $4.0 million, outstanding related to this arrangement. The book value of the fixed assets pledged as of December 31, 2020 was $0.8 million. The Company recorded interest expense related to this arrangement of $11 thousand and $0.1 million for the three months ended June 30, 2021 and 2020, respectively. The Company recorded interest expense related to this arrangement of $40 thousand and $0.1 million for the six months ended June 30, 2021 and 2020, respectively.
On April 8, 2019, the Company entered into a $15.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.77% and matures on April 8, 2023. As of June 30, 2021 and December 31, 2020, the Company had $7.8 million and $9.6 million, respectively, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of June 30, 2021 and December 31, 2020 was $0.4 million and $1.2 million, respectively. The Company recorded interest expense related to this arrangement of $0.1 million for each of the three months ended June 30, 2021 and 2020. The Company recorded interest expense related to this arrangement of $0.1 million for each of the six months ended June 30, 2021 and 2020.
On April 19, 2019, the Company entered into a $10.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.89% and matures on April 19, 2023. As of June 30, 2021 and December 31, 2020, the Company had $5.0 million and $6.3 million, respectively, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of June 30, 2021 and December 31, 2020 was $1.7 million and $2.7 million, respectively. The Company recorded interest expense related to this arrangement of $0.1 million for each of the three months ended June 30, 2021 and 2020. The Company recorded interest expense related to this arrangement of $0.2 million for each of the six months ended June 30, 2021 and 2020.
Short-Term Borrowings
On August 22, 2017, the Company entered into a committed unsecured loan agreement with Itau Unibanco S.A. The agreement provides for short-term loans of up to $4.0 million (BRL 20.0 million). The maturity date of the agreement is August 19, 2021. Borrowings under this agreement bear interest at the Brazilian Interbank offering rate plus 4.75%. As of June 30, 2021 and December 31, 2020, there were $4.0 million (BRL 20.0 million) and $3.8 million (BRL 20.0 million), respectively, of borrowings outstanding under the agreement. As of June 30, 2021, the interest rate was 9.0%. The Company recorded interest expense related to the agreement of $0.1 million for each of the three months ended June 30, 2021 and 2020. The Company recorded interest expense related to the agreement of $0.1 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively.
On August 23, 2017, the Company entered into a committed unsecured credit agreement with Itau Unibanco S.A. The agreement provides for an intra-day overdraft credit line up to $10.0 million (BRL 50.0 million). The maturity date of the agreement is September 9, 2021. This agreement bears a fee of 1.48% per year. As of June 30, 2021 and December 31, 2020, there were no borrowings outstanding under this agreement. The Company recorded bank fees related to the agreement of $36 thousand and $27 thousand for the three months ended June 30, 2021 and 2020, respectively. The Company recorded bank fees related to the agreement of $69 thousand and $54 thousand for the six months ended June 30, 2021 and 2020, respectively.
On June 1, 2021, the Company entered into a committed unsecured loan agreement with Banco Daycoval S.A. The agreement provides for short-term loans of up to $2.0 million (BRL $10.0 million). The maturity date of the agreement is January 18, 2022. Borrowings under this agreement bear interest at the Brazilian Interbank offering rate plus 3.66%. As of June 30, 2021, there were $2.0 million (BRL $10.0 million) of borrowings outstanding under the agreement. As of June 30, 2021, the interest rate was 7.90%. The Company recorded interest expense related to the agreement of $10 thousand for each of the three and six months ended June 30, 2021. The Company did not record any interest expense related to the agreement for the three and six months ended June 30, 2020.
19.    Compensation
The Compensation Committee may grant various equity-based awards, including RSUs, restricted stock, stock options, LPUs and shares of BGC Class A common stock. Upon vesting of RSUs, issuance of restricted stock, exercise of stock options and redemption/exchange of LPUs, the Company generally issues new shares of BGC Class A common stock.
On June 22, 2016, at the annual meeting of stockholders, the stockholders approved the Equity Plan to increase from 350 million to 400 million the aggregate number of shares of BGC Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. As of June 30, 2021, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 86.4 million shares.
The Company incurred compensation expense related to Class A common stock, LPUs and RSUs held by BGC employees as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Issuance of common stock and grants of exchangeability	$31,222	$2,362	$39,076	$25,396
Allocations of net income¹	6,846	2,660	12,477	3,939
LPU amortization	16,741	19,524	33,835	35,833
RSU amortization	3,481	3,273	6,397	4,855
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$58,290	$27,819	$91,785	$70,023
_________________________________________
1Certain LPUs generally receive quarterly allocations of net income, including the Preferred Distribution, and are generally contingent upon services being provided by the unit holders.
Limited Partnership Units
A summary of the activity associated with LPUs held by BGC employees is as follows (in thousands):

	BGC LPUs	Newmark LPUs[2]
Balance at December 31, 2020	137,652	13,202
Granted	19,292	—
Redeemed/exchanged units	(37,612)	(1,454)
Forfeited units	(642)	(229)
Balance at June 30, 2021	118,690	11,519
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
A summary of the BGC Holdings and Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

	BGC LPUs	Newmark LPUs
Regular Units	82,508	8,659
Preferred Units	36,182	2,860
Balance at June 30, 2021	118,690	11,519
Issuance of Common Stock and Grants of Exchangeability
Compensation expense related to the issuance of BGC or Newmark Class A common stock and grants of exchangeability on BGC Holdings and Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Issuance of common stock and grants of exchangeability	$31,222	$2,362	$39,076	$25,396
BGC LPUs held by BGC employees may become exchangeable or redeemed for BGC Class A common stock on a one-for-one basis, and Newmark LPUs held by BGC employees may become exchangeable or redeemed for a number of shares of Newmark Class A common stock equal to the number of limited partnership interests multiplied by the then-current Exchange Ratio. As of June 30, 2021, the Exchange Ratio was 0.9403.
A summary of the LPUs redeemed in connection with the issuance of BGC Class A common stock or Newmark Class A common stock (at the then-current Exchange Ratio) or granted exchangeability for BGC Class A common stock or Newmark Class A common stock (at the then-current Exchange Ratio) held by BGC employees is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
BGC Holdings LPUs	5,568	471	6,666	4,473
Newmark Holdings LPUs	246	100	425	291
Total	5,814	571	7,091	4,764
As of June 30, 2021 and December 31, 2020, the number of share-equivalent BGC LPUs exchangeable for shares of BGC Class A common stock at the discretion of the unit holder held by BGC employees was 2.9 million and 3.5 million, respectively. As of June 30, 2021 and December 31, 2020, the number of Newmark LPUs exchangeable into shares of Newmark Class A common stock at the discretion of the unit holder held by BGC employees (at the then-current Exchange Ratio) was 0.4 million and 0.5 million, respectively.
LPU Amortization
Compensation expense related to the amortization of LPUs held by BGC employees is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stated vesting schedule	$16,701	$18,459	$33,775	$34,736
Post-termination payout	39	1,065	59	1,097
LPU amortization	$16,740	$19,524	$33,834	$35,833
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

A summary of the outstanding LPUs held by BGC employees with a stated vesting schedule that do not receive quarterly allocations of net income is as follows (in thousands):

	June 30, 2021	December 31, 2020
BGC Holdings LPUs	41,150	44,529
Newmark Holdings LPUs	279	353

Aggregate estimated grant date fair value – BGC and Newmark Holdings LPUs	$163,016	$201,239
As of June 30, 2021, there was approximately $81.5 million of total unrecognized compensation expense related to unvested BGC and Newmark LPUs held by BGC employees with a stated vesting schedule that do not receive quarterly allocations of net income that is expected to be recognized over 1.89 years.
Compensation expense related to LPUs held by BGC employees with a post-termination pay-out amount, such as REUs, and/or a stated vesting schedule is recognized over the stated service period. These LPUs generally vest between two and five years from the date of grant. As of June 30, 2021, there were 1.3 million outstanding BGC LPUs with a post-termination payout, with a notional value of approximately $12.7 million and an aggregate estimated fair value of $7.5 million, and 0.1 million outstanding Newmark LPUs with a post-termination payout, with a notional value of approximately $0.8 million and an aggregate estimated fair value of $0.3 million. As of December 31, 2020, there were 1.3 million outstanding BGC LPUs with a post-termination payout, with a notional value of approximately $12.7 million and an aggregate estimated fair value of $7.5 million, and 0.1 million outstanding Newmark LPUs with a post-termination payout, with a notional value of approximately $0.8 million and an aggregate estimated fair value of $0.3 million.
Restricted Stock Units
Compensation expense related to RSUs held by BGC employees is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
RSU amortization	$3,481	$3,273	$6,397	$4,855
A summary of the activity associated with RSUs held by BGC employees and directors is as follows (RSUs and dollars in thousands):

	RSUs	Weighted- Average Grant Date Fair Value	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2020	8,960	$3.75	$33,582	2.46
Granted	4,658	4.30	20,044
Delivered	(2,572)	4.04	(10,385)
Forfeited	(245)	3.84	(940)
Balance at June 30, 2021	10,801	$3.92	$42,301	2.65
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
For the RSUs that vested during the three months ended June 30, 2021 and 2020, the Company withheld shares of Class A common stock valued at $0.6 million and $40 thousand to pay taxes due at the time of vesting. For the RSUs that vested during the six months ended June 30, 2021 and 2020, the Company withheld shares of Class A common stock valued at $3.8 million and $1.7 million to pay taxes due at the time of vesting. As of June 30, 2021, there was approximately $40.8 million of total unrecognized compensation expense related to unvested RSUs held by BGC employees and directors that is expected to be recognized over a weighted-average period of 2.65 years.
Acquisitions

In connection with certain of its acquisitions, the Company has granted certain LPUs and RSUs, and other deferred compensation awards. As of June 30, 2021 and December 31, 2020, the aggregate estimated fair value of these acquisition-related LPUs and RSUs was $9.3 million and $9.4 million, respectively. As of June 30, 2021 and December 31, 2020, the aggregate estimated fair value of the deferred compensation awards was $19.8 million and $23.6 million, respectively. The liability for such acquisition-related LPUs and RSUs is included in “Accounts payable, accrued and other liabilities” on the Company’s unaudited condensed consolidated statements of financial condition.
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
During both the three and six months ended June 30, 2021, 84 thousand BGC or Newmark restricted shares held by BGC employees were forfeited in connection with this provision. During the three and six months ended June 30, 2020, no BGC or Newmark restricted shares held by BGC employees were forfeited in connection with this provision. During the three months ended June 30, 2021 and 2020, the Company released the restrictions with respect to 0.2 million and 0.2 million of such BGC shares held by BGC employees, respectively. During the six months ended June 30, 2021 and 2020, the Company released the restrictions with respect to 0.4 million and 0.3 million of such BGC shares held by BGC employees, respectively. As of June 30, 2021 and December 31, 2020, there were 3.3 million and 3.7 million of such restricted BGC shares held by BGC employees outstanding, respectively. Additionally, during the three months ended June 30, 2021 and 2020, Newmark released the restrictions with respect to zero and 0.1 million, respectively, of restricted Newmark shares held by BGC employees. Additionally, during the six months ended June 30, 2021 and 2020, Newmark released the restrictions with respect to 0.1 million and 0.1 million, respectively, of restricted Newmark shares held by BGC employees. As of June 30, 2021 and December 31, 2020, there were 1.6 million and 1.7 million, respectively, of restricted Newmark shares held by BGC employees outstanding.
Deferred Compensation
The Company maintains a deferred cash award program, which provides for the grant of deferred cash incentive compensation to eligible employees. The Company may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period.
The total compensation expense recognized in relation to the deferred cash compensation awards for the three months ended June 30, 2021 and 2020 was $0.2 million and $0.2 million, respectively. The total compensation expense recognized in relation to the deferred cash compensation awards for the six months ended June 30, 2021 and 2020 was $0.3 million and $0.4 million, respectively. As of June 30, 2021 and December 31, 2020, the total liability for the deferred cash compensation awards was $0.7 million and $1.5 million, respectively, which is included in “Accrued compensation” on the Company’s unaudited condensed consolidated statements of financial condition. As of June 30, 2021, total unrecognized compensation cost related to deferred cash compensation, prior to the consideration of forfeitures, was approximately $0.2 million and is expected to be recognized over a weighted-average period of 2.23 years.
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
Letter of Credit Agreements
The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacts, that are used in lieu of margin and deposits with those clearing organizations. As of June 30, 2021 and December 31, 2020, the Company was contingently liable for $1.7 million and $1.0 million, respectively, under these letters of credit.
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
Insurance
The Company is self-insured for health care claims, up to a stop-loss amount for eligible participating employees and qualified dependents in the U.S., subject to deductibles and limitations. The Company’s liability for claims incurred but not reported is determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $0.7 million and $1.2 million in health care claims as of June 30, 2021 and December 31, 2020, respectively. The Company does not expect health care claims to have a material impact on its financial condition, results of operations, or cash flows.
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
Indemnifications
In connection with the sale of eSpeed, the Company has indemnified Nasdaq for amounts over a defined threshold against damages arising from breaches of representations, warranties and covenants. In addition, in connection with the acquisition of GFI, the Company has indemnified the directors and officers of GFI. As of June 30, 2021, no contingent liability has been recorded in the Company’s unaudited condensed consolidated statements of financial condition for these indemnifications, as the potential for being required to make payments under these indemnifications is remote.

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
As of June 30, 2021 and December 31, 2020, the Company’s unrecognized tax benefits, excluding related interest and penalties, were $8.9 million and $12.2 million, respectively, of which $8.9 million and $9.2 million, respectively, if recognized, would affect the effective tax rate. The Company is currently open to examination by tax authorities in U.S. federal, state and local jurisdictions and certain non-U.S. jurisdictions for tax years beginning 2008, 2009 and 2012, respectively. The Company is currently under examination by tax authorities in the U.S. Federal and certain state and local jurisdictions. The Company does not believe that the amounts of unrecognized tax benefits will materially change over the next 12 months.
The Company recognizes interest and penalties related to unrecognized tax benefits in “Provision (benefit) for income taxes” in the Company’s unaudited condensed consolidated statements of operations. As of June 30, 2021 and December 31, 2020, the Company had accrued $3.7 million and $3.3 million, respectively, for income tax-related interest and penalties.
22.    Regulatory Requirements
Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.
Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or FCMs subject to Rule 15c3-1 of the SEC and Rule 1.17 of the CFTC, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of June 30, 2021, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.
Certain U.K. and European subsidiaries of the Company are regulated by the FCA and must maintain financial resources (as defined by the FCA) in excess of the total financial resources requirement of the FCA. As of June 30, 2021, the U.K. and European subsidiaries had financial resources in excess of their requirements.
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
The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of June 30, 2021, the Company’s regulated subsidiaries held $687.9 million of net assets excluding $51.9 million classified as held for sale. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $375.4 million, excluding $43.2 million classified as held for sale.
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
Geographic Information
The Company offers products and services in the U.K., U.S., Asia (including Australia), Other Europe, MEA, France, and Other Americas. Information regarding revenues is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
U.K.	$216,228	$222,726	$452,792	$465,096
U.S.	129,880	135,911	273,319	289,355
Asia	75,283	74,596	158,367	164,188
Other Europe/MEA	50,820	46,508	108,771	113,145
France	24,325	25,968	55,280	60,221
Other Americas	15,914	13,379	31,497	30,250
Total revenues	$512,450	$519,088	$1,080,026	$1,122,255
Information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; ROU assets; certain other investments; goodwill; other intangible assets, net of accumulated amortization; and rent and other deposits) in the geographic areas is as follows (in thousands):

	June 30, 2021	December 31, 2020
Long-lived assets:
U.S.	$774,170	$767,082
U.K.	479,703	655,906
Asia	102,017	119,619
Other Europe/MEA	72,739	66,487
France	19,492	28,518
Other Americas	16,057	18,236
Total long-lived assets[1]	$1,464,178	$1,655,848
__________________________
1.Excludes $149.5 million of long-lived assets classified as Assets held for sale, as well as $7.3 million of operating lease ROU assets classified as Assets held for sale as of June 30, 2021.
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
Product information regarding revenues is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Rates	$136,474	$133,034	$298,267	$300,274
Credit	72,609	95,780	162,656	192,969
FX	72,807	74,393	156,240	168,759
Energy and commodities	74,735	71,326	150,603	155,064
Equities derivatives and cash equities	60,825	61,777	131,287	143,574
Insurance	54,315	45,783	106,695	90,619
Total brokerage revenues	$471,765	$482,093	$1,005,748	$1,051,259
All other revenues	40,685	36,995	74,278	70,996
Total revenues	$512,450	$519,088	$1,080,026	$1,122,255

24.    Revenues from Contracts with Customers
The following table presents the Company’s total revenues separated between revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues from contracts with customers:
Commissions	$389,768	$382,640	$824,988	$838,495
Data, software, and post-trade	21,602	20,139	43,588	39,537
Fees from related parties	4,245	6,562	8,030	12,083
Other revenues	3,172	3,391	7,071	7,350
Total revenues from contracts with customers	418,787	412,732	883,677	897,465
Other sources of revenues:
Principal transactions	81,997	99,453	180,760	212,764
Interest and dividend income	11,455	6,536	14,493	10,697
Other revenues	211	367	1,096	1,329
Total revenues	$512,450	$519,088	$1,080,026	$1,122,255
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

The Company had receivables related to revenues from contracts with customers of $338.3 million, which excludes $561.1 million of receivables classified as Assets held for sale, and $629.4 million at June 30, 2021 and December 31, 2020, respectively. The Company had no impairments related to these receivables during the three and six months ended June 30, 2021 and 2020.
The Company’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at June 30, 2021 and December 31, 2020 was $9.8 million and $15.0 million, respectively. At June 30, 2021, the Company reclassified $6.0 million of deferred revenue as Liabilities held for sale.
During the three months ended June 30, 2021 and 2020, the Company recognized revenue of $7.6 million and $6.8 million, respectively, that was recorded as deferred revenue at the beginning of the period. During the six months ended June 30, 2021 and 2020, the Company recognized revenue of $8.3 million and $7.4 million, respectively, that was recorded as deferred revenue at the beginning of the period.
Contract Costs
The Company capitalizes costs to fulfill contracts associated with different lines of its business where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
The Company did not have any capitalized costs to fulfill a contract as of June 30, 2021. At December 31, 2020, there were $1.7 million of capitalized costs recognized to fulfill a contract. At June 30, 2021, the Company reclassified $1.7 million of capitalized costs recognized to fulfill a contract as Assets held for sale.
25.    Leases
The Company, acting as a lessee, has operating leases and finance leases primarily relating to office space, data centers and office equipment. The leases have remaining lease terms of 0.2 years to 18.1 years some of which include options to extend the leases in 1 to 10 year increments for up to 10 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term, and variable lease expense not included in the lease payment measurement is recognized as incurred.
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

As of June 30, 2021, the Company did not have any leases that have not yet commenced but that create significant rights and obligations.
Supplemental information related to the Company’s operating leases is as follows (in thousands):

	Classification in Unaudited Condensed Consolidated Statements of Financial Condition	June 30, 2021[1]	December 31, 2020
Assets
Operating lease ROU assets	Other assets	$140,607	$165,969
Finance lease ROU assets	Fixed assets, net	$531	$—
Liabilities
Operating lease liabilities	Accounts payable, accrued and other liabilities	$170,155	$190,207
Finance lease liabilities	Accounts payable, accrued and other liabilities	$532	$—
__________________________
1.The Company reclassified $7,286 thousand of operating lease ROU assets, and $7,392 thousand of operating lease liabilities as Assets held for sale and Liabilities held for sale, respectively.

	June 30, 2021	December 31, 2020
Weighted-average remaining lease term
Operating leases (years)	11.1	10.5
Finance leases (years)	4.9	—
Weighted-average discount rate
Operating leases	4.9%	4.9%
Finance leases	3.1%	—%
The components of lease expense are as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification in Unaudited Condensed Consolidated Statements of Operations	2021	2020	2021	2020
Operating lease cost[1]	Occupancy and equipment	$10,589	$10,798	$21,595	$20,664
Finance lease cost
Amortization on ROU assets	Occupancy and equipment	$18	$—	$18	$—
Interest on lease liabilities	Interest expense	$3	$—	$3	$—
__________________________
1.The Company recorded operating lease costs related to the Insurance brokerage business of $1,080 thousand and $2,193 thousand for the three and six months ended June 30, 2021.

Short-term lease expense is not material.
The following table shows the Company’s maturity analysis of its operating lease liabilities (in thousands):

	June 30, 2021
	Operating leases	Finance leases
2021 (excluding the six months ended June 30, 2021)	$16,688	$59
2022	31,152	119
2023	25,980	119
2024	21,362	119
2025	16,874	119
Thereafter	113,568	40
Total	$225,624	$575
Interest	(55,469)	(43)
Total	$170,155	$532
The following table shows cash flow information related to lease liabilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash paid for obligations included in the measurement of operating lease liabilities[1]	$8,794	$10,936	$18,043	$20,024
Cash paid for obligations included in the measurement of finance lease liabilities	$20	$—	$20	$—
__________________________
1.The Company made payments for operating lease liabilities related to the Insurance brokerage business of $1,120 thousand and $2,279 thousand for the three and six months ended June 30, 2021.
26.    Current Expected Credit Losses (CECL)
The CECL reserve reflects management’s current estimate of potential credit losses related to the receivable balances included in the Company’s unaudited condensed consolidated statements of financial condition. See Note 3—“Summary of Significant Accounting Policies” for further discussion of the CECL reserve methodology.
As described in Note 1—“Organization and Basis of Presentation,” upon adoption of the new CECL guidance on January 1, 2020, the Company recognized an initial CECL reserve of approximately $1.9 million, of which, $1.1 million was in “Loans, forgivable loans and other receivables from employees and partners, net,” and $0.8 million was in “Accrued commissions and other receivables, net,” against its receivables portfolio with a corresponding charge to “Retained deficit” on the Company’s unaudited condensed consolidated statements of changes in equity. As of June 30, 2021, the Company reclassified $0.1 million of “Accrued commissions and other receivables, net,” from the initial CECL reserve as Assets held for sale.
As required, any subsequent changes to the CECL reserve are recognized in “Net income (loss) available to common stockholders” in the Company’s unaudited condensed consolidated statements of operations. During the three months ended June 30, 2021 and 2020, the Company recorded an increase of $0.1 million and $0.6 million, respectively, in the CECL reserve against the receivables portfolio. During the six months ended June 30, 2021 there was no change, which excludes $0.1 million reclassified as Assets held for sale, in the CECL reserve against the receivables portfolio. During the six months ended June 30, 2020, the Company recorded an increase of $1.4 million in the CECL reserve against the receivables portfolio.
The Company’s total CECL reserve as of June 30, 2021 and December 31, 2020 were $2.6 million, which excludes $0.1 million reclassified as Assets held for sale, and $2.6 million, respectively. This total CECL reserve is comprised of $1.5 million and $1.6 million for “Loans, forgivable loans and other receivables from employees and partners, net” as of June 30, 2021 and December 31, 2020, respectively. The total CECL reserve is further comprised of $1.1 million, which excludes $0.1 million reclassified as Assets held for sale, and $1.0 million for “Accrued commissions and other receivables, net” as of June 30, 2021 and December 31, 2020, respectively.
For the three months ended June 30, 2021 and 2020, there was an increase of $0.1 million and $0.8 million, respectively, in the CECL reserve pertaining to “Loans, forgivable loans and other receivables from employees and partners, net” as a result of employee terminations. For the six months ended June 30, 2021 and 2020, there was a decrease of $0.1 million and an increase of $1.4 million, respectively, in the CECL reserve pertaining to “Loans, forgivable loans and other receivables from employees and partners, net” as a result of employee terminations, bringing the CECL reserve recorded pertaining to “Loans, forgivable loans and other receivables from employees and partners, net” to $1.5 million as of June 30, 2021.
There was no change in the CECL reserve recorded pertaining to “Accrued Commissions and other receivables, net” for the three months ended June 30, 2021. For the three months ended June 30, 2020, there was a decrease of $0.2 million in the CECL reserve against “Accrued commissions and other receivables, net,” due to an increase in collections partially offset by the updated macroeconomic assumptions resulting from the COVID-19 pandemic, and the downward credit rating migration of certain receivables in the portfolio. For the six months ended June 30, 2021, there was an increase of $0.1 million, which excludes $0.1 million reclassified as Assets held for sale, in the CECL reserve against “Accrued commissions and other receivables, net,” due to the updated macroeconomic assumptions resulting from COVID-19, and the downward credit rating migration of certain receivables in the portfolio, bringing the CECL reserve recorded pertaining to “Accrued commissions and other receivables, net” to $1.1 million as of June 30, 2021. There was no change in the CECL reserve recorded pertaining to “Accrued Commissions and other receivables, net” for the six months ended June 30, 2020.
27.    Subsequent Events
Second Quarter 2021 Dividend
On August 3, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.01 per share for the second quarter of 2021, payable on September 7, 2021 to BGC Class A and Class B common stockholders of record as of August 24, 2021.
Purchase of CX Futures Transaction
On June 7, 2021, the Board and Audit Committee approved entry into an agreement between certain affiliates of BGC and Cantor for the sale to BGC of Cantor’s futures exchange and related clearinghouse. On June 21, 2021, BGC entered into a purchase agreement with Cantor, providing that at closing BGC will purchase the direct and indirect equity of each of (i) CFLP CX Futures Exchange Holdings, LLC, (ii) CFLP CX Futures Exchange Holdings, L.P., (iii) CX Futures Exchange Holdings, LLC, (iv) CX Clearinghouse Holdings, LLC, (v) CX Futures Exchange, L.P. and (vi) CX Clearinghouse, L.P., for a purchase price of approximately $4.9 million at closing, plus the cash held at closing by the Futures Exchange Group, and an earn-out, only payable out of BGC’s portion of the profits of the Futures Exchange Group, capped at the amount Cantor contributed to the Futures Exchange Group prior to closing. The Futures Transaction closed on July 30, 2021.
Unit Redemptions and Share Repurchase Program
On August 3, 2021, the Board and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities.

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
This discussion summarizes the significant factors affecting our results of operations and financial condition as of and during the three and six months ended June 30, 2021 and 2020. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report.
Due to BGC's Insurance brokerage business being classified as "Held for Sale" as of June 30, 2021, certain financial statement line items within our unaudited condensed consolidated statement of financial condition are not fully comparable. Assets and liabilities related to the Insurance brokerage business, including cash and cash equivalents, are reflected within "Assets held for sale" and "Liabilities held for sale" in our unaudited condensed consolidated statement of financial condition, as of June 30, 2021, but not as of December 31, 2020. Refer to Note 4—“Assets and Liabilities Held for Sale” for detailed information on the held for sale activities of the Company reported in the unaudited condensed consolidated statements of financial condition as of June 30, 2021.
OVERVIEW AND BUSINESS ENVIRONMENT
We are a leading global brokerage and financial technology company servicing the global financial markets.
Through brands including BGC®, GFI®, Sunrise™, Besso™, Ed Broking®, Poten & Partners™, RP Martin™, Fenics, Corant™, and Corant Global™, among others, our businesses specialize in the brokerage of a broad range of products, including fixed income such as government bonds, corporate bonds, and other debt instruments, as well as related interest rate derivatives and credit derivatives. We also broker products across FX, equity derivatives and cash equities, energy and commodities, shipping, insurance, and futures and options. Our businesses also provide a wide variety of services, including trade execution, brokerage services, clearing, compression, connectivity solutions, and other post-trade services, information, and other back-office services to a broad assortment of financial and non-financial institutions. Our integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use Voice, Hybrid, or in many markets, Fully Electronic brokerage services in connection with transactions executed either OTC or through an exchange. Through our Fenics® group of electronic brands, we offer a number of market infrastructure and connectivity services, Fully Electronic marketplaces, and the Fully Electronic brokerage of certain products that also may trade via Voice and Hybrid execution. The full suite of Fenics® offerings include Fully Electronic and Hybrid brokerage, market data and related information services, trade compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions. Fenics® brands operate under the names Fenics®, BGC Trader™, CreditMatch®, Fenics Market Data™, Fenics GO™, BGC Market Data™, kACE®, Capitalab®, Swaptioniser®, CBID® and Lucera®.
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
BGC, BGC Partners, BGC Trader, GFI, GFI Ginga, CreditMatch, Fenics, Fenics.com, Sunrise Brokers, Corant, Corant Global, Besso, Ed Broking, Poten & Partners, RP Martin, kACE, Capitalab, Swaptioniser, CBID, Aqua and Lucera are trademarks/service marks, and/or registered trademarks/service marks of BGC Partners, Inc. and/or its affiliates.
Our customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, and investment firms. We have dozens of offices globally in major markets including New York and London, as well as in Bahrain, Beijing, Bermuda, Bogotá, Brisbane, Buenos Aires, Chicago, Copenhagen, Dubai, Dublin, Frankfurt, Geneva, Hong Kong, Houston, Istanbul, Johannesburg, Madrid, Melbourne, Mexico City, Moscow, Nyon, Paris, Rio de Janeiro, Santiago, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tel Aviv, Tokyo, Toronto, and Zurich.
As of June 30, 2021, we had approximately 2,750 brokers, salespeople, managers and other front-office personnel across our businesses.
Fenics

For the purposes of this document and subsequent SEC filings, all of our higher-margin, technology-driven businesses are referred to as Fenics. In the first quarter of 2021, we began to categorize our Fenics businesses as Fenics Markets and Fenics Growth Platforms, and we have conformed our prior period comparisons of the components of our Fenics businesses to this new categorization. Fenics Markets includes the fully electronic portion of BGC’s brokerage businesses, data, software and post-trade revenues that are unrelated to Fenics Growth Platforms, as well as Fenics Integrated revenues. Fenics Growth Platforms includes Fenics UST, Fenics GO, Lucera, Fenics FX and other newer standalone platforms. Revenue generated from data, software, and post-trade attributable to Fenics Growth Platforms are included within their related businesses.
Historically, technology-based product growth has led to higher margins and greater profits over time for exchanges and wholesale financial intermediaries alike, even if overall Company revenues remain consistent. This is largely because automated and electronic trading efficiency allows the same number of employees to manage a greater volume of trades as the marginal cost of incremental trading activity falls. Over time, the conversion of exchange-traded and OTC markets to Fully Electronic trading has also typically led to an increase in volumes which offset lower commissions, and often lead to similar or higher overall revenues. We have been a pioneer in creating and encouraging Hybrid and Fully Electronic execution, and we continually work with our customers to expand such trading across more asset classes and geographies.
Outside of U.S. Treasuries and spot FX, the banks and financial firms that dominate the OTC markets had, until recent years, generally been hesitant in adopting electronically traded products. However, banks, broker-dealers, and other professional trading firms are now much more active in Hybrid and Fully Electronically traded markets across various OTC products, including credit derivative indices, FX derivatives, non-U.S. sovereign bonds, corporate bonds, and interest rate derivatives. These electronic markets have grown as a percentage of overall industry volumes for the past few years as firms like BGC have invested in the kinds of technology favored by our customers. Regulation in banking, capital markets, and OTC derivatives has accelerated the adoption of Fully Electronic execution, and we expect this demand to continue. We also believe that new clients, beyond our large bank customer base, will primarily transact electronically across our Fenics platforms.
The combination of wider adoption of Hybrid and Fully Electronic execution and our competitive advantage in terms of technology and experience has contributed to our strong growth in electronically traded products. We continue to invest in our high-growth, high-margin, technology-driven businesses, including our standalone Fully Electronic Fenics Growth Platforms. Fenics has exhibited strong growth over the past several years, and we believe that this growth has outpaced the wholesale brokerage industry as a whole. We expect this trend to accelerate as we convert more of our Voice and Hybrid execution into higher-margin, technology-driven execution across our Fenics platforms and grow our Fenics Growth Platforms.
We expect to benefit from the secular trend towards electronic trading, increased demand for market data, and the need for increased connectivity, automation and post-trade services. We continue to onboard new customers as the opportunities created by electronic and algorithmic trading continue to transform our industry. We continue to roll out our next-gen Fenics execution platforms across more products and geographies with the goal of seamlessly integrating Voice liquidity with customer electronic orders either by a graphical user interface, application programming interface, or web-based interface, and we expect to have continued success converting Voice/Hybrid desks over time as we roll out these platforms across more products and geographies.
We have continued to invest in our Fenics Growth Platforms, which currently include:
•Fenics UST, for which average daily volumes grew by over 71% during the quarter and is the second largest CLOB platform for U.S. Treasuries. This compares with an increase of approximately 2% for overall primary dealer U.S. Treasury volumes with maturities greater than 2 years. Primary dealer volumes are based on data from the Securities Industry and Financial Markets Association. CLOB market share increased from 10% a year ago to over 17% in the second quarter. CLOB market share is based on BGC’s estimates and data from Greenwich Associates. Nearly 65% of all CLOB trades in the second quarter were transacted at prices only offered on the Fenics UST platform, providing a tremendous competitive advantage. Fenics UST is estimated to have saved our clients over $32 million in the second quarter and over $213 million from January 2019 through June 2021 by offering the tightest spreads in the market. As a result of our continued technological innovations and strong client support, we expect both volumes and market share to continue to outperform the overall market. Additionally, Fenics UST optimized its commercial agreements going into 2021, which together with higher volumes, has driven revenue growth. Additionally, Fenics UST will be launching U.S. Repos on the platform in August 2021, following on the recent successful launch of UST Bills.
•Fenics GO, our global options electronic trading platform, which provides live, real-time, and tradeable two-way electronic liquidity for exchange-listed futures and options, such as Eurex Euro Stoxx 50 Index Options, Euro Stoxx Banks Index Options, Nikkei 225 Index Options, Hang Seng Chinese Enterprise Index Options (HSCEI), DAX Index Options and related Delta One strategies. In May 2021, Fenics GO, launched Korea Composite Stock Price Index (KOSPI) options, which quickly grew to over 12 percent of estimated block-sized front-month market share in June 2021. Additionally, Fenics GO has continued to scale Hang Seng

Chinese Enterprise Index (HSCEI) option volumes, where GO represented over 26 percent of estimated market share in June 2021, only six months after launch. Fenics GO electronic liquidity providers include Susquehanna International Securities (SIG), which joined DRW, Lighthouse, Citadel Securities, IMC, Maven Securities, Optiver and Akuna Capital as electronic liquidity providers. Strong performance across its newly launched Asian index options offering, including HSCEI and KOSPI, drove volumes during the second quarter of 2021. Fenics GO is the only anonymous multilateral electronic platform for block-sized listed equity index options, giving it a unique advantage in helping clients satisfy their best execution requirements. Following the success of its recent APAC expansion, Fenics GO plans to launch U.S. listed options by the end of 2021.
•Lucera, which is our software-defined network, offering the trading community direct connectivity to each other. Lucera has a fully built, scalable infrastructure that provides clients electronic trading connectivity with their counterparties within days, as opposed to months, and at a significantly lower cost. Lucera is comprised of three main business lines, LumeMarkets, LuceraConnect and LumeALFA. LumeMarkets is our low latency aggregator, providing a single access point across multiple fragmented marketplaces and exchanges (FX, Rates, Futures and Credit markets). LuceraConnect provides on-demand connectivity to over one thousand endpoints across buy-side clients, trading firms, marketplaces, and exchanges. LuceraConnect has quickly become the industry standard for the FX market and is rapidly expanding in other asset classes. Lucera also supports the distribution of Fenics trading platforms, including Fenics UST, Fenics FX and Fenics MIDFX. Algomi, acquired in March 2020, which is a dealer-to-client credit marketplace for banks streaming to buy-side clients, provides the buy-side aggregated access to broad bank liquidity. This subscription SaaS improves their workflow and liquidity through data aggregation, pre-trade information analysis, and execution facilitation. We have rebranded Algomi to LumeALFA, a new product that combines the functionality of Algomi Alfa's aggregation with Lucera's global bank and buy side connectivity, and credit and rates execution, and are integrating this business with our existing Lucera SaaS connectivity subscription service in order to provide both data and execution capabilities directly between banks/dealers and their buy side customers.
•Fenics Portfolio Match, our newly developed session-based Credit portfolio trading solution, continued to gain traction during the quarter, with volumes quadrupling versus the first quarter of 2021. Since its fourth quarter 2020 launch, over 30 bank counterparties have uploaded bond portfolios totaling over $650 billion in notional value to the platform. Portfolio Match currently supports U.S. and European investment grade credit, and European high yield credit. U.S. high yield credit sessions are expected to launch in the fourth quarter of 2021.
•Our expanded Fenics FX platforms, which has businesses included under both Fenics Markets and Fenics Growth Platforms, including MIDFX, Spot FX, and FX Options, and non-deliverable forwards; and
•Capitalab, which has businesses included under both Fenics Markets and Fenics Growth Platforms.
Collectively, our newer Fenics offerings, such as those listed above, are not yet fully up to scale, and are not yet generating significant revenues. Fenics revenue comprised 21% overall revenue, excluding Insurance brokerage, for the second quarter of 2021, representing its highest ever contribution. Additionally, revenue growth from Fenics Growth Platforms continued to significantly outpace the overall business. Over time, we expect these new products and services to become profitable, high-margin businesses as their scale and revenues increase, all else equal.
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
Fenics Markets notable highlights for the second quarter of 2021 include:
•Fenics MIDFX, our leading wholesale FX hedging platform, grew its revenue by approximately 25% versus the prior year. Building on the longstanding success in Spot FX, Fenics MIDFX launched Asian non-deliverable forwards at the beginning of 2021, which have continued to gain traction throughout the year.
•Fenics Direct, our web-delivered FX options platform, had a record quarter and more than doubled its volumes and revenue.

•Fenics Market Data signed a record number of new contracts during the quarter, with total contracted value increasing by nearly 150% compared to last year.
•Capitalab's NDF Match business, our advanced web-based matching platform that helps clients reduce foreign exchange exposure, generated record revenue during the quarter. Since its launch in 2017, NDF Match has grown its market share and has become a leading solution for post-trade risk reduction.
Revenues in our Fenics businesses increased 23.5% to $97.0 million and 32.9% to $204.6 million for the three and six months ended June 30, 2021, respectively, compared to the prior year period. Within our Fenics businesses, Fenics Markets revenue grew 21.0% to $86.4 million, and Fenics Growth Platforms grew 48.4% to $10.6 million. Fenics Markets had a pre-tax margin of 29.9% in the second quarter of 2021.
Total revenues from our high-margin data, software, and post-trade business, which is predominately comprised of recurring revenue, were up 7.3% and 10.2% for the three and six months ended June 30, 2021, respectively, over the prior year period and Fenics brokerage revenues increased by 28.9% to $75.3 million and 40.6% to $160.9 million, for the three and six months ended June 30, 2021, respectively. Going forward, we expect Fenics to become an even more valuable part of BGC as it continues to grow. We continue to analyze how to optimally configure our Voice/Hybrid and Fully Electronic businesses.
Possible Corporate Conversion
The Company continues to explore a possible conversion into a simpler corporate structure. Our board and committees have hired advisors and are reviewing the potential structure and details of such conversion. Should the Company decide to move forward with a corporate conversion, it will continue to work with regulators, lenders, and rating agencies.
Cost Reduction Program
The Company is continuing to examine how best to operate our business with the goal of reducing expenses. During the first quarter of 2020, we implemented a $35.0 million cost reduction program to reduce our compensation-related cost base and streamline our operations, which resulted in $6.8 million and $29.5 million of U.S. GAAP compensation charges recorded under this program for the three and six months ended June 30, 2020, respectively. U.S. GAAP items recorded include:
•Certain severance charges incurred in connection with headcount reductions as part of a broad cost reduction program; and
•Certain compensation and non-compensation-related charges incurred as part of a broad cost reduction program. Such U.S. GAAP items may include charges for exiting leases and/or other long-term contracts as part of cost-saving initiatives.
Insurance Disposition
On May 26, 2021, the Company announced that it has entered into an agreement to sell its Insurance brokerage business to The Ardonagh Group for $500 million of cash consideration, subject to adjustments for working capital and other certain closing adjustments. As of June 30, 2021, the Company’s Insurance brokerage business met the criteria to be classified as held for sale. The sale of the business did not represent a strategic shift that would have a major effect on the Company’s operations and financial results and was, therefore, not classified as discontinued operations.
BGC’s Insurance brokerage business contributed $54.4 million and $106.9 million in Total revenues for the three and six months ended June 30, 2021, respectively. No impairment charge was recorded for the sale of Insurance brokerage business for the three and six months ended June 30, 2021 as the carrying amount of the net assets was less than the fair value less costs to sell.
Equity awards previously granted by the Company to employees of its Insurance brokerage business will be converted into the right to receive a cash payment from BGC; 50% vests and is paid in cash at closing of the proposed transaction and 50% vests and is paid in cash two years after closing, if the applicable employee remains an employee of the buyer. CF&Co served as advisor to the Company and, upon the closing of the proposed transaction, will receive a fee consistent with market rates in connection with the proposed transaction. The Company expects to complete the sale prior to December 31, 2021.
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
From mid-2016 until the first quarter of 2020, the overall financial services industry benefited from sustained economic growth, a lower unemployment rates in most major economies, higher consumer spending, the modification or repeal of certain U.S. regulations, and higher overall corporate profitability. In addition, the secular trend towards digitalization and electronification within the industry contributed to higher overall volumes and transaction count in Fully Electronic execution. From the second quarter of 2020 onward, concerns about the future trade relationship between the U.K. and the EU after Brexit, a slowdown in global growth driven by the outbreak of COVID-19, inflation expectation impact on U.S. rates volumes, and an increase in trade protectionism were tempered by monetary and fiscal stimulus.
Impact of COVID-19
Impact of COVID-19 on Employees
As a global intermediary to financial markets, BGC is considered an essential business in many of its various global locations where key employees are thus able to operate out of its primary offices around the world. We have nonetheless taken proactive measures intended to protect our employees and clients during this global pandemic. These policies and practices seek to protect the health, safety and welfare of our workforce while enabling employees to maintain a high level of performance. Certain of these items are summarized below:
•We activated our Business Continuity Plan in the first quarter of 2020. The vast majority of front-office personnel are working in a firm office and most BGC staff members are attending work in the office several days a week, while working remotely the other part of the week. Unvaccinated employees are required to wear masks in common spaces and when not able to maintain six feet of distance.
•We provide ongoing informational COVID-19-related messages and notices. We disseminated our COVID-19 policies and FAQs on a regular basis; they are also posted on the Company's intranet sites.
•Where applicable, we are applying more frequent and vigorous cleaning and sanitation measures and providing personal protective equipment (PPE).
•Internal and external meetings are sometimes held in person, as well as conducted virtually and via phone calls.
•We have deferred some corporate events and participation in industry conferences.
•Our medical plans have waived applicable member cost sharing for all medically necessary diagnostic testing related to COVID-19.
•We have reminded employees about our Employee Assistance Program and the ways it can assist them during this challenging time. There is a zero co-pay for Teladoc mental health visits through December 31, 2021.
•We provide paid leave in accordance with its policies and applicable COVID-19-related laws and regulations.
We continue to take significant steps to protect our employees and encourage them all to get vaccinated. Currently 82% of our employees are fully vaccinated.
Impact of COVID-19 on the Company’s Results

Revenues
Voice/Hybrid and/or Higher-Margin, Technology-Driven Fenics Businesses
We recorded total revenue of $512.5 million, which reflected improved trading activity in the second half of the quarter, following softer industry-wide trading volumes in April.
For the three months ended June 30, 2021, Fenics revenues increased 23.5% driven by a $15.0 million, or 21.0%, increase in Fenics Markets and a $3.5 million, or 48.4%, increase in Fenics Growth Platforms.
Certain key items are summarized below:
•Revenues across Rates, Credit, FX, Equity derivatives and cash equities, Energy and commodities are generally correlated with corresponding industry volumes.
•The second quarter of 2021 provided a favorable Rates trading environment, particularly across BGC's U.S. government bond, inflation, and interest rate swap businesses.
•Energy & Commodities generated solid revenue growth, driven by strong performance in BGC's environmental brokerage business.
•Increasing concerns around U.S. inflation drove interest rate volatility higher and supported global Rates trading volumes.
•Conversely, quantitative easing measures taken by central banks around the world have lowered and may continue to lower market volumes should these programs remain in place for a sustained period of time.
We expect record levels of global debt issuance, interest rate volatility, and an improving U.S. and global economy to provide tailwinds to our Rates business going forward.
Overall Fenics
•BGC’s Fenics revenues increased 23.5% in the second quarter of 2021 compared to the prior year period.
•Fenics has benefited and is expected to continue to benefit from secular trend towards electronic execution and opportunities created by algorithmic trading and automation.
•The dislocations caused by COVID-19 have resulted in an even greater demand for the Company’s electronic execution. We believe that the driver of this demand is the best-in-class market liquidity that only integrated global firms like BGC can provide.
•This benefit may be tempered by temporary shifts by traders toward Voice execution in certain markets during periods of extreme market turbulence.
•The pace of adoption of certain financial technology offerings may slow in the short-term due to physical dislocations experienced by BGC’s employees and clients as a result of the pandemic. Our medium-to longer-term overall strategy with respect to Fenics is not expected to be impacted.
•BGC’s data, software, and post-trade businesses are predominantly comprised of recurring revenues.
Insurance Brokerage
•Our Insurance brokerage business generated record revenue during the second quarter of $54.3 million, up 18.6% compared to the prior year period, driven by strong performance across the U.S. Property & Casualty markets and improved market conditions.
•The insurance brokerage industry typically generates significant amounts of predictable revenues at specific times of the year as different categories of clients sign or renew policies.
•Although certain clients may be facing financial hardship or dislocation due to the pandemic, the insurance brokerage industry has generally performed well during past economic downturns.
Expenses
BGC’s compensation expenses increased in the second quarter of 2021 primarily due to an increase in charges related to grants of exchangeability and issuance of shares of BGC Class A common stock partially offset by the impact of lower commissionable revenues on variable compensation. BGC’s non-compensation expenses increased due to higher selling and promotion, and other expenses.
BGC has recorded or may potentially record amounts for certain expenses that are higher than they otherwise would have been due to the overall impact of the pandemic. Some of these items include:
•Non-cash impairment charges with respect to assets;
•Non-cash mark-to-market adjustments for non-marketable investments;
•Certain severance charges incurred in connection with headcount reductions as part of a broad cost reduction program;
•Certain compensation and non-compensation-related charges incurred as part of a broad cost reduction program. Such U.S. GAAP items may include charges for exiting leases and/or other long-term contracts as part of cost-saving initiatives;
•Expenses relating to setting up and maintaining remote and/or back-up locations; and
•Communication expenses related to additional voice and data connections.
Some of the above items may be partially offset by certain tax benefits. It is difficult to predict the amounts of any these items or when they might be recorded because they may depend on the duration, severity, and overall impact of the pandemic.
Capital and Liquidity
With the outbreak of COVID-19, we reduced our dividend and focused on strengthening our balance sheet. Effective with the first quarter of 2020 dividend, the Board took the step of reducing the quarterly dividend out of an abundance of caution in order to strengthen the Company’s balance sheet as the global capital markets face difficult and unprecedented macroeconomic conditions. On August 3, 2021, our Board declared a $0.01 dividend for the second quarter of 2021. Additionally, BGC Holdings reduced its distributions to or on behalf of its partners. The distributions to or on behalf of partners will at least cover their related tax payments. Whether any given post-tax amount is equivalent to the amount received by a stockholder also on an after-tax basis depends upon stockholders’ and partners’ domiciles and tax status. BGC believes that these steps will allow the Company to prioritize its financial strength. Our 2021 capital allocation priorities are to return capital to stockholders and to continue investing in our high growth Fenics businesses. Previously, we were deeply dividend-centric; going forward, we plan to prioritize share and unit repurchases over dividends and distributions. We plan to reassess our current dividend and distribution with an aim to nominally increase it toward the end of the year.
The balance sheet as of June 30, 2021 reflects the maturity of the 5.125% Senior Notes paid in full and the draw down of $190.0 million on the Revolving Credit Agreement, ordinary movements in working capital, repurchases of BGC Class A common stock and LPU's, cash paid with respect to employee bonuses, tax payments, and our continued investment in Fenics Growth Platforms. We continue to manage our business with a focus on its investment grade ratings.
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
We have implemented plans to ensure continuity of service in Europe and continue to have regulated entities in place in many of the major European markets. As part of our Brexit strategy, ownership of BGC Madrid, Copenhagen and Frankfurt & GFI Paris, Madrid and Dublin branches was transferred to Aurel BGC SAS (a French-based operation and therefore based in the EU) in July 2020, BGC’s Insurance division has established new brokerage platforms in Cyprus and France, and we have been generally increasing our footprint in the EU.

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
Industry Consolidation
In recent years, there has been significant consolidation among the interdealer-brokers and wholesale brokers with which we compete. We expect to continue to compete with the electronic markets, post-trade and information businesses of NEX, that are part of CME now, through the various offerings on our Fenics platform. We will also continue to compete with TP ICAP and Tradition across various Voice/Hybrid brokerage marketplaces as well as via Fenics. Additionally, there has been an increase in acquisitions of OTC trading platforms by exchanges such as ICE buying BondPoint, Deutsche Börse buying 360T, and CBOE buying Hotspot, etc. We view the recent consolidation in the industry favorably, as we expect it to provide additional operating leverage to our businesses in the future.
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
Rates volumes in particular are influenced by market volumes and, in certain instances, volatility. Historically low and negative interest rates across the globe have significantly reduced the overall trading appetite for rates products. As a result of central bank policies and actions, many sovereign bonds continue to trade at or close to negative yields, especially in real terms. Also, weighing on yields and rates volumes are global central bank quantitative easing programs. The programs depress rates volumes because they entail central banks buying government securities or other securities in the open market in an effort to promote increased lending and liquidity and bring down long-term interest rates. When central banks hold these instruments, they tend not to trade or hedge, thus lowering rates volumes across cash and derivatives markets industry-wide. Following the market dislocation and ongoing pandemic, major central banks such as the U.S. Federal Reserve, ECB, Bank of Japan, Bank of England, and Swiss National Bank have restarted quantitative easing programs, and continue to maintain historically low interest rates, keep key short-term interest rates low, or a combination of both. The overall dollar value of balance sheets of many developed countries such as the U.S., Japan, U.K., as well as the Eurozone is expected to increase and remain high as a percentage of GDP over the medium-to-long-term.
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
During the three months ended June 30, 2021, industry volumes were mixed year-over-year for Rates, generally lower across Credit, Energy & Commodities, U.S. cash equities and European equities and generally higher across FX and U.S. Equity derivatives. BGC’s brokerage revenues, excluding Insurance, were down by 4.3% year-on-year in the quarter, which reflected improved trading activity in the second half of the quarter, following softer industry-wide trading volumes in April. Below is an expanded discussion of the volume and growth drivers of our various brokerage product categories.
Rates Volumes and Volatility
Our Rates business is influenced by a number of factors, including global sovereign issuances, secondary trading and the hedging of these sovereign debt instruments. The amount of global sovereign debt outstanding remains high by historical standards; however the level of secondary trading and related hedging activity was higher during the second quarter of 2021 due to the elevated levels of volatility and trading volume related to the onset of the COVID-19 pandemic during the first quarter of last year. In addition, according to SIFMA and the Federal Reserve Bank of New York, the average daily volume of various U.S. Treasuries, excluding Treasury bills, among primary dealers was flat in the second quarter of 2021 as compared to a year earlier. However, volumes of longer-dated U.S. Treasuries, with maturities greater than two years, increased 2.0% compared to the prior year. Additionally, interest rate derivative volumes were up 19.4% and 24.5% at ICE and the CME, respectively, all according to company press releases. In comparison, our revenue from Fenics Rates increased 44.7%, while our overall Rates revenues were up 2.6% as compared to a year earlier to $136.5 million.
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
Overall, analysts and economists expect the absolute level of sovereign debt outstanding to remain at elevated levels for the foreseeable future as governments finance their future deficits and roll over their sizable existing debt. Additionally, yields on benchmark U.S. Treasuries exhibited volatility during the second quarter of 2021 on future inflation concerns. While most economists expect that the effects of various forms of quantitative easing being undertaken by the various major central banks will continue to negatively impact financial market volumes, elevated levels of government debt issuance, coupled with the potential for rising U.S. interest rates and volatility, are expected to provide tailwinds to our Rates business.
FX Volumes and Volatility
Global FX volumes were generally higher during the second quarter of 2021. Volumes for CME FX futures and options, Refinitiv and CME EBS spot FX were up 6.1%, 8.0%, and down 1.1%, respectively, during the quarter. In comparison, our revenue from Fenics FX increased 68.2%, while our overall FX revenues decreased by 2.1% to $72.8 million.
Insurance Brokerage
Our overall Insurance Brokerage business, which is being sold to The Ardonagh Group, includes Ed Broking and Besso, as well as our aviation and space insurance brokerage business, Piiq. The pre-tax loss relating to Insurance was $6.7 million and $7.3 million for the three months ended June 30, 2021 and 2020, respectively. Insurance posted record revenues of $54.3 million for the second quarter of 2021 as it continued to benefit from strong performance across the U.S. property & casualty markets and improved market conditions. The pre-tax loss relating to Insurance was $7.1 million and $15.8 million for the six months ended June 30, 2021 and 2020, respectively. Our Insurance brokerage business growth was also driven by new business lines, including its aviation & aerospace business, Piiq Risk Partners, which won new key clients.
Equity derivatives and cash equities
Global equity volumes were down during the second quarter of 2021. Research from Raymond James indicated that the average daily volumes of U.S. cash equities and U.S. options were down 14.7% and 29.0%, respectively, as compared to a year earlier, while average daily volume of European cash equities shares were down 7.2% (in notional value). Over the same timeframe, Eurex average daily volumes of equity derivatives were down 14.3% while Euronext equity derivative index volumes declined by 24.6%. BGC’s equity business primarily consists of equity derivatives. Our overall revenues from Equity derivatives and cash equities decreased by 1.5% to $60.8 million.
Credit Volumes
The cash portion of our Credit business is impacted by the level of global corporate bond issuance, while both the cash and credit derivatives parts of our business is impacted by corporate issuance. Global credit derivative market turnover has declined over the last few years due to the introduction of rules and regulations around the clearing of credit derivatives in the U.S. and elsewhere, along with non-uniform regulation across different geographies. In addition, many of our large bank customers continue to reduce their inventory of bonds and other credit products in order to comply with Basel III and other international financial regulations. During the second quarter of 2021, primary dealer average daily volume for corporate bonds (excluding commercial paper) was down by 30.5% according to Bloomberg and the Federal Reserve Bank of New York. Total notional traded credit derivatives as reported by the International Swaps and Derivatives Association — a reflection of the OTC derivatives market — were down by 13.7%, from a year earlier. In comparison, our overall Credit revenues decreased by 24.2% to $72.6 million.
Energy and Commodities
Energy and commodities volumes were generally lower during the second quarter of 2021 compared with the year earlier. CME and ICE energy futures and options volumes were down 5.8% and 8.4%, respectively. Historically lower sustained prices across energy and commodities reduced demand for underlying product hedges. In comparison, BGC’s energy and commodities revenues increased by 4.8% to $74.7 million.
REGULATORY ENVIRONMENT
See “Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for additional information related to our regulatory environment.
LIQUIDITY
See “Liquidity and Capital Resources” herein for information related to our liquidity and capital resources.
HIRING AND ACQUISITIONS
Key drivers of our revenue are front-office producer headcount and average revenue per producer. We believe that our strong technology platform and unique compensation structure have enabled us to use both acquisitions and recruiting to profitably grow at a faster rate than our largest competitors since our formation in 2004. We reduced front office headcount with a focus on underperforming or less profitable brokers, which helped improve our average revenue per producer.
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
Our average revenue per front-office employee has historically declined year-over-year for the period immediately following significant headcount increases, and the additional brokers and salespeople generally achieve significantly higher productivity levels in their second or third year with the Company. Excluding Insurance, as of June 30, 2021, our front-office headcount was 2,196 brokers, salespeople, managers and other front-office personnel, down 8.0% from 2,388 a year ago. Compared to the prior year period, average revenue per front-office employee for the three and six months ended June 30, 2021, increased by 5.7% to approximately $198 thousand and 4.7% to approximately $421 thousand, respectively, despite overall revenue being lower versus the prior year. On a stand-alone basis, our front-office Insurance headcount increased by 25.7% to 547 from 435 a year ago.
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
FINANCIAL HIGHLIGHTS
For the three months ended June 30, 2021, we had income (loss) from operations before income taxes of $21.7 million compared to $47.9 million in the year earlier period. This decrease was largely a result of an increase in both compensation and non-compensation expenses in the three months ended June 30, 2021. Total revenues for the three months ended June 30, 2021, decreased $6.6 million, or 1.3%, to $512.5 million, which was primarily driven by record levels of volatility and volumes related to the onset of the COVID-19 pandemic beginning in the first quarter of 2020. For the six months ended June 30, 2021, income from operations before income taxes increased by $16.8 million, or 21.3%, to $95.7 million compared to the same period in 2020, primarily due to a decrease of $46.3 million, or 4.4%, in our expenses more than offsetting the decline in revenues. This was principally a result of a $50.0 million decrease in Compensation and employee benefits, primarily driven by the impact of lower commission revenues on variable compensation as well as the cost reduction program which the Company implemented in the first quarter of 2020 to reduce its cost base to improve margins. Total revenues for the six months ended June 30, 2021 decreased by $42.2 million, or 3.8%, to $1,080.0 million compared to the prior year period. The first quarter of 2020 was unique in that it reflected record market volatility and volumes driven by the onset of the COVID-19 pandemic. We continue to make excellent progress with respect to our investments in Fenics. Our Fenics growth accelerated during the second quarter, with revenues increasing by 23.5% and represented 21.2% of our total revenues, excluding our Insurance brokerage business, its highest ever contribution. The growth in our Fenics platforms continued to significantly outpace the overall business as we added new clients and expanded our product offerings. As we continue to grow our higher margin businesses, we are well positioned for increased profitability.
Brokerage revenues for the three months ended June 30, 2021 decreased by $10.3 million, or 2.1%, to $471.8 million compared to the same period in 2020. For the six months ended June 30, 2021, our brokerage revenues decreased by $45.5 million, or 4.3%, to $1,005.7 million compared to the same period in 2020. The decline in our brokerage revenues was primarily driven by Credit revenues, which decreased by $23.2 million, to $72.6 million, and $30.3 million, to $162.7 million, for the three and six months ended June 30, 2021, respectively, due to significantly lower industry-wide trading volumes. For the six months ended June 30, 2021, our FX revenues decreased $12.5 million, to $156.2 million, and revenues from Equity derivatives and cash equities decreased by $12.3 million, to $131.3 million. Our Insurance brokerage business generated 18.6% and 17.7% growth for the three and six months ended June 30, 2021, respectively, driven by new hires in aviation and reinsurance. Our Insurance brokerage business benefited from favorable pricing trends and improved productivity from previously hired brokers and salespeople. The second quarter of 2021 provided a favorable trading environment across many of the Rates products BGC brokers, particularly across BGC's U.S. government bond, inflation, and interest rate swap businesses. Energy and commodities generated solid revenue growth during the three months ended June 30, 2021, driven by strong performance in our environmental brokerage business. Revenues in our Fenics business increased 23.5% to $97.0 million and 32.9% to $204.6 million, respectively, for the three and six months ended June 30, 2021, compared to the prior year period.
Beginning in the first quarter of 2021, BGC categorized its Fenics businesses as Fenics Markets and Fenics Growth Platforms. Fenics Markets includes the Fully Electronic portions of BGC’s brokerage businesses, data, software and post-trade revenues that are unrelated to Fenics Growth Platforms, as well as Fenics Integrated revenues. Fenics Growth Platforms includes Fenics UST, Fenics GO, Lucera, Fenics FX and other newer standalone platforms. Revenues generated from data, software and post-trade attributable to Fenics Growth Platforms are included within their related businesses. Fenics Markets and Fenics Growth Platforms compete with companies such as CME, Tradeweb and MarketAxess. Fenics Markets revenues comprised $86.4 million, an improvement of $15.0 million, or 21.0%, which reflected higher conversion of Voice and Hybrid execution to Fenics brokerage, increased contribution from Fenics Integrated, and strong growth across Rates, FX and Market Data. Fenics Growth Platforms revenues comprised $10.6 million, an increase of $3.5 million, or 48.4%, driven by strong growth in Fenics UST, Lucera and Fenics GO. During the second quarter of 2020, we introduced Fenics Integrated, which seamlessly integrates hybrid liquidity with customer electronic orders. We believe that Fenics Integrated will enhance profit margins by further incentivizing the Company’s brokers and clients to automate execution. We believe that Fenics Integrated will create superior real-time information, improving the robustness and value of Fenics Market Data, which will accelerate our growth. As we expand our product offerings, optimize our commercial agreements, and add new clients across our electronic platforms, we continue to expect profitability in our newer Fenics Growth Platforms, which includes Fenics UST, Fenics GO, Lucera, Fenics FX and other newer standalone platforms.
Total expenses for the three months ended June 30, 2021 increased $20.5 million to $494.0 million compared to the prior year period, primarily due to a $17.3 million increase in total compensation expenses. Within total compensation, our Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $30.5 million to $58.3 million due to an increase in charges related to grants of exchangeability and issuance of shares of BGC Class A common stock, while expenses for Compensation and employee benefits decreased by $13.2 million to $270.4 million due to the impact of lower commissionable revenues on variable compensation. The $3.2 million increase in non-compensation expenses was primarily driven by higher selling and promotion expenses, an increase in other expenses driven by legal settlement and litigation costs, and an increase in interest expense related to the 4.375% Senior Notes issued on July 10, 2020 partially offset by lower interest expense recorded on the 5.125% Senior Notes due to repayment in full on May 27, 2021, partially offset by reduced professional and consulting fees. Total expenses for the six months ended June 30, 2021 decreased by $46.3 million to $994.3 million compared to the prior year period, primarily driven by a $50.0 million decrease in Compensation and employee benefits, due to the impact of lower commission revenues on variable compensation as well as the cost reduction program which the Company implemented in the first quarter of 2020 to reduce its cost base to improve margins. Our non-compensation expenses decreased by $18.1 million, or 5.3%, primarily driven by a continued focus on tighter cost management as well as the impact of COVID-19, including lower selling and promotion expenses, as well as reduced professional and consulting fees. This was partially offset by an increase of $21.8 million, or 31.1%, in Equity-based compensation and allocations of net income to limited partnership units and FPUs due to an increase in charges related to grants of exchangeability and issuance of shares of BGC Class A common stock.
Total other income (losses), net for the three months ended June 30, 2021 increased $0.9 million, to $3.2 million compared to the prior year period, primarily due to an increase in other recoveries related to our Insurance brokerage business, and an increase related to mark-to-market movements on other assets, partially offset by a decrease related to COVID-19 recoveries in the three months ended June 30, 2020. Total other income (losses), net for the six months ended June 30, 2021, increased $12.8 million, to $10.0 million compared to the prior year period, primarily due to an increase related to mark-to-market movements on other assets, a gain recognized on a litigation resolution in the first quarter of 2021, and an increase due to an impairment of an equity-method investment recorded in the first quarter of 2020 compared to no impairment recorded in the six months ended June 30, 2021.
In addition, for the three months ended June 30, 2021, income from operations before income taxes decreased by $52.4 million, to $21.7 million, compared to income from operations before income taxes of $74.1 million for the three months ended March 31, 2021. Total revenues for the three months ended June 30, 2021 decreased by $55.1 million, or 9.7%, to $512.5 million. This was principally a result of a $62.2 million decrease in brokerage revenues, which was largely driven by a decrease of $25.3 million in Rates revenues, a $17.4 million decrease in Credit, a $10.6 million decrease in FX, and a $9.6 million decrease in Equity derivatives and cash equities. Total expenses for the three months ended June 30, 2021 decreased $6.4 million, to $494.0 million, compared to the three months ended March 31, 2021, primarily due to a $12.9 million decrease in total compensation expenses and partially offset by a $6.5 million increase in non-compensation expenses. Within total compensation expenses, our Compensation and employee benefits decreased $37.7 million, or 12.2%, to $270.4 million which was driven by the impact of lower commissionable revenues on variable compensation, while expenses for Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $24.8 million, or 74.0%, to $58.3 million due to an increase in charges related to grants of exchangeability and issuance of shares of BGC Class A common stock. Total other income (losses), net for the three months ended June 30, 2021 decreased $3.7 million, to $3.2 million compared to the three months ended March 31, 2021, primarily due to a gain recognized on a litigation resolution in the first quarter of 2021.
On August 3, 2021, our Board declared a $0.01 dividend for the second quarter. Effective with the first quarter of 2020 dividend, the Board took the step of reducing the quarterly dividend out of an abundance of caution in order to strengthen the Company’s balance sheet as the global capital markets face difficult and unprecedented macroeconomic conditions. Additionally, BGC Holdings reduced its distributions to or on behalf of its partners. The distributions to or on behalf of partners will at least cover their related tax payments. Whether any given post-tax amount is equivalent to the amount received by a stockholder also on an after-tax basis depends upon stockholders’ and partners’ domiciles and tax status. BGC believes that these steps will allow the Company to prioritize its financial strength. Our 2021 capital allocation priorities are to return capital to stockholders and to continue investing in our high growth Fenics businesses. Previously, we were deeply dividend-centric; going forward, we plan to prioritize share and unit repurchases over dividends and distribution with an aim to nominally increase it toward the end of the year.

RESULTS OF OPERATIONS
The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$389,768	76.1%	$382,640	73.7%	$824,988	76.4%	$838,495	74.7%
Principal transactions	81,997	16.0	99,453	19.2	180,760	16.7	212,764	19.0
Total brokerage revenues	471,765	92.1	482,093	92.9	1,005,748	93.1	1,051,259	93.7
Fees from related parties	4,245	0.8	6,562	1.3	8,030	0.7	12,083	1.1
Data, software and post-trade	21,602	4.2	20,139	3.9	43,588	4.0	39,537	3.5
Interest and dividend income	11,455	2.2	6,536	1.3	14,493	1.3	10,697	1.0
Other revenues	3,383	0.7	3,758	0.6	8,167	0.9	8,679	0.7
Total revenues	512,450	100.0	519,088	100.0	1,080,026	100.0	1,122,255	100.0
Expenses:
Compensation and employee benefits	270,427	52.7	283,616	54.6	578,589	53.6	628,544	56.0
Equity-based compensation and allocations of net income to limited partnership units and FPUs¹	58,290	11.4	27,819	5.4	91,785	8.5	70,023	6.2
Total compensation and employee benefits	328,717	64.1	311,435	60.0	670,374	62.1	698,567	62.2
Occupancy and equipment	46,900	9.2	47,247	9.1	95,033	8.8	98,321	8.8
Fees to related parties	4,452	0.9	5,194	1.0	9,743	0.9	10,629	1.0
Professional and consulting fees	17,820	3.5	19,805	3.8	33,960	3.1	39,761	3.5
Communications	30,774	6.0	30,524	5.9	60,578	5.6	61,045	5.4
Selling and promotion	8,616	1.7	6,634	1.3	16,104	1.5	25,333	2.3
Commissions and floor brokerage	14,308	2.8	13,520	2.6	32,237	3.0	32,797	2.9
Interest expense	18,680	3.6	17,625	3.4	36,533	3.4	35,131	3.1
Other expenses	23,688	4.6	21,480	4.1	39,777	3.7	39,011	3.6
Total expenses	493,955	96.4	473,464	91.2	994,339	92.1	1,040,595	92.8
Other income (losses), net:
Gains (losses) on divestitures and sale of investments	(32)	0.0	—	—	(32)	0.0	—	—
Gains (losses) on equity method investments	1,323	0.3	1,119	0.2	2,789	0.3	2,142	0.2
Other income (loss)	1,864	0.3	1,129	0.2	7,270	0.7	(4,886)	(0.4)
Total other income (losses), net	3,155	0.6	2,248	0.4	10,027	1.0	(2,744)	(0.2)
Income (loss) from operations before income taxes	21,650	4.2	47,872	9.2	95,714	8.9	78,916	7.0
Provision (benefit) for income taxes	(1,191)	(0.3)	8,599	1.6	13,748	1.3	19,474	1.7
Consolidated net income (loss)	$22,841	4.5%	$39,273	7.6%	$81,966	7.6%	$59,442	5.3%
Less: Net income (loss) operations attributable to noncontrolling interest in subsidiaries	4,672	1.0	11,354	2.2	20,706	1.9	17,849	1.6
Net income (loss) available to common stockholders	$18,169	3.5%	$27,919	5.4%	$61,260	5.7%	$41,593	3.7%
________________
1.The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and grants of exchangeability	$31,222	6.1%	$2,362	0.5%	$39,076	3.6%	$25,396	2.3%
Allocations of net income	6,846	1.3	2,660	0.5	12,477	1.2	3,939	0.3
LPU amortization	16,741	3.3	19,524	3.8	33,835	3.1	35,833	3.2
RSU amortization	3,481	0.7	3,273	0.6	6,397	0.6	4,855	0.4
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$58,290	11.4%	$27,819	5.4%	$91,785	8.5%	$70,023	6.2%
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Revenues
Brokerage Revenues
Total brokerage revenues decreased by $10.3 million, or 2.1%, to $471.8 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Commission revenues increased by $7.1 million, or 1.9%, to $389.8 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Principal transactions revenues decreased by $17.5 million, or 17.6%, to $82.0 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.
The decrease in total brokerage revenues was primarily driven by decreases in revenues from Credit, FX, Equity derivatives and cash equities, partially offset by an increase in revenues from Insurance, Rates, and Energy and commodities. The decreases in BGC’s brokerage revenues, excluding Insurance, Rates and Energy and commodities, were due to the elevated levels of volatility and trading volume related to the onset of the COVID-19 pandemic beginning in the first quarter of 2020.
Our Credit revenues decreased by $23.2 million, or 24.2%, to $72.6 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. This was primarily driven by significantly lower industry-wide trading volumes.
Our FX revenues decreased by $1.6 million, or 2.1%, to $72.8 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.
Our brokerage revenues from Equity derivatives and cash equities decreased by $1.0 million, or 1.5%, to $60.8 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.
Our brokerage revenues from Insurance increased by $8.5 million, or 18.6%, to $54.3 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. This increase was primarily due to organic growth, as previously hired brokers and salespeople ramped up production and benefited from favorable pricing trends for insurance renewals.
Our brokerage revenues from Rates increased by $3.4 million, or 2.6%, to $136.5 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The second quarter of 2021 provided favorable Rates trading environment, particularly across BGC's U.S. government bond, inflation, and interest rate swap businesses.
Our brokerage revenues from Energy and commodities increased by $3.4 million, or 4.8%, to $74.7 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.
Fees from Related Parties
Fees from related parties decreased by $2.3 million, or 35.3%, to $4.2 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. This was primarily driven by a decrease in technology service revenues in connection with services provided to Cantor.
Data, Software and Post-Trade

Data, software and post-trade revenues increased by $1.5 million, or 7.3%, to $21.6 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. This increase was primarily driven by Lucera expanding their client base.
Interest and Dividend Income
Interest and dividend income increased by $4.9 million, or 75.3%, to $11.5 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. This was primarily due to an increase in dividend income and higher interest income earned on employee loans.
Other Revenues
Other revenues decreased by $0.4 million, or 10.0%, to $3.4 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.
Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense decreased by $13.2 million, or 4.7%, to $270.4 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The main driver of this decrease was the impact of lower brokerage revenues on variable compensation.
Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $30.5 million, or 109.5%, to $58.3 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. This was primarily driven by a increase in grants of exchangeability and issuance of Class A common stock.
Occupancy and Equipment
Occupancy and equipment expense decreased by $0.3 million, or 0.7%, to $46.9 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.
Fees to Related Parties
Fees to related parties decreased by $0.7 million, or 14.3%, to $4.5 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Fees to related parties are allocations paid to Cantor for administrative and support services (such as accounting, occupancy, and legal).
Professional and Consulting Fees
Professional and consulting fees decreased by $2.0 million, or 10.0%, to $17.8 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. This decrease was primarily driven by a decrease in consulting fees in the three months ended June 30, 2021.
Communications
Communications expense increased by $0.3 million, or 0.8%, to $30.8 million for the three months ended June 30, 2021 as compared to three months ended June 30, 2020.
Selling and Promotion
Selling and promotion expense increased by $2.0 million, or 29.9%, to $8.6 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. This increase was primarily due to the impact of COVID-19 and the continued focus on tighter cost management during the three months ended June 30, 2020, which resulted in a significant reduction in travel and entertainment expenses.
Commissions and Floor Brokerage

Commissions and floor brokerage expense increased by $0.8 million, or 5.8%, to $14.3 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.
Interest Expense
Interest expense increased by $1.1 million, or 6.0%, to $18.7 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. This increase was primarily driven by interest expense related to the 4.375% Senior Notes issued in July 2020, partially offset by lower interest expense related to the 5.125% Senior Notes, which were repaid in May 2021, and lower interest expense related to borrowings on the Revolving Credit Agreement.
Other Expenses
Other expenses increased by $2.2 million, or 10.3%, to $23.7 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, which was primarily due to an increase in settlements, and partially offset by a decrease in other provisions.
Other Income (Losses), net
Gains (Losses) on Divestitures and Sale of Investments
For the three months ended June 30, 2021, we had a loss of $32 thousand on divestitures. For the three months ended June 30, 2020, we had no gains or losses from divestitures or the sale of investments.

Gains (Losses) on Equity Method Investments
Gains (losses) on equity method investments increased by $0.2 million, or 18.2%, to a gain of $1.3 million, for the three months ended June 30, 2021 as compared to a gain of $1.1 million for the three months ended June 30, 2020. Gains (losses) on equity method investments represent our pro-rata share of the net gains or losses on investments over which we have significant influence, but which we do not control.
Other Income (Loss)
Other income (loss) increased by $0.7 million, or 65.1%, to $1.9 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. This was primarily driven by an increase in other recoveries related to our Insurance brokerage business, and an increase related to mark-to-market movements on other assets, partially offset by a decrease related to COVID-19 recoveries in the three months ended June 30, 2020.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes decreased by $9.8 million, or 113.9%, to $(1.2) million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The decrease is primarily driven by the revaluation of deferred taxes due to enacted rate changes in the U.K. and the geographical and business mix of earnings, which can impact our consolidated effective tax rate from period-to-period.
Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries
Net income (loss) attributable to noncontrolling interest in subsidiaries decreased by $6.7 million, or 58.9%, to $4.7 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Revenues
Brokerage Revenues
Total brokerage revenues decreased by $45.5 million, or 4.3%, to $1,005.7 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Commission revenues decreased by $13.5 million, or 1.6%, to $825.0 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Principal transactions revenues decreased by $32.0 million, or 15.0%, to $180.8 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

The decrease in total brokerage revenues was primarily driven by decreases in Credit, FX, Equity derivatives and cash equities, Energy and commodities, and Rates, partially offset by an increase in revenues from Insurance.
Our Credit revenues decreased by $30.3 million, or 15.7%, to $162.7 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. This decrease was mainly due to significantly lower industry-wide volumes.
Our FX revenues decreased by $12.5 million, or 7.4%, to $156.2 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. This decrease was primarily driven by lower industry volumes due to quantitative easing undertaken by several major central banks and uniformly lower global interest rates.
Our brokerage revenues from Equity derivatives and cash equities decreased by $12.3 million, or 8.6%, to $131.3 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020.
Our brokerage revenues from energy and commodities decreased by $4.5 million, or 2.9%, to $150.6 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. This decrease was primarily driven by lower industry volumes.
Our brokerage revenues from Rates decreased by $2.0 million, or 0.7%, to $298.3 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020.
Our brokerage revenues from Insurance increased by $16.1 million, or 17.7%, to $106.7 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. This increase was primarily due to organic growth, as the Insurance brokerage business benefited as previously hired brokers and salespeople ramped up production and benefited from favorable pricing trends for insurance renewals.
Fees from Related Parties
Fees from related parties decreased by $4.1 million, or 33.5%, to $8.0 million for the six months ended June 30, 2021 as compared to the prior year. This was primarily driven by a decrease in technology service revenues in connection with services provided to Cantor.
Data, Software and Post-Trade
Data, software and post-trade revenues increased by $4.1 million, or 10.2%, to $43.6 million for the six months ended June 30, 2021 as compared to the same period in prior year. This increase was primarily driven by Lucera expanding their client base, and an increase in revenues from post-trade services.
Interest and Dividend Income
Interest and dividend income increased by $3.8 million, or 35.5%, to $14.5 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. This was primarily driven by an increase in dividend income.
Other Revenues
Other revenues decreased by $0.5 million, or 5.9% to $8.2 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. This was primarily driven by a decrease in consulting income for Poten & Partners.
Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense decreased by $50.0 million, or 7.9%, to $578.6 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The main drivers of this decrease was the impact of lower brokerage revenues on variable compensation, as well as costs associated with the cost reduction program which were significantly higher in the six months ended June 30, 2020 compared to the six months ended June 30, 2021.
Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $21.8 million, or 31.1%, to $91.8 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. This was primarily driven by an increase in grants of exchangeability and issuance of Class A common stock.

Occupancy and Equipment
Occupancy and equipment expense decreased by $3.3 million, or 3.3%, to $95.0 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. This was primarily driven by a decrease in fixed asset impairments.
Fees to Related Parties
Fees to related parties decreased by $0.9 million, or 8.3%, to $9.7 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Fees to related parties are allocations paid to Cantor for administrative and support services.
Professional and Consulting Fees
Professional and consulting fees decreased by $5.8 million, or 14.6%, to $34.0 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. This decrease was primarily driven by a decrease in consulting fees.
Communications
Communications expense decreased by $0.5 million, or 0.8%, to $60.6 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. As a percentage of total revenues, communications expense remained relatively unchanged from the prior year period.
Selling and Promotion
Selling and promotion expense decreased by $9.2 million, or 36.4%, to $16.1 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. This decrease was primarily a result of a reduction in travel and entertainment expenses due to a continued focus on tighter cost management as well as the impact of COVID-19.
Commissions and Floor Brokerage
Commissions and floor brokerage expense decreased by $0.6 million, or 1.7%, to $32.2 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Commissions and floor brokerage expense tends to move in line with brokerage revenues.
Interest Expense
Interest expense increased by $1.4 million, or 4.0%, to $36.5 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. This increase was primarily driven by interest expense related to the 4.375% Senior Notes issued in July 2020, partially offset by lower interest expense related to the 5.125% Senior Notes, which were repaid in May 2021, and lower interest expense related to the borrowings on the Revolving Credit Agreement.
Other Expenses
Other expenses increased by $0.8 million, or 2.0%, to $39.8 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, which was primarily related to an increase in settlements, and partially offset by a decrease in other provisions.
Other Income (Losses), net
Gains (Losses) on Divestitures and Sale of Investments
For the six months ended June 30, 2021, we had a loss of $32 thousand on divestitures. For the six months ended June 30, 2020, we had no gains or losses from divestitures or the sale of investments.
Gains (Losses) on Equity Method Investments
Gains (losses) on equity method investments increased by $0.6 million, to a gain of $2.8 million, for the six months ended June 30, 2021 as compared to a gain of $2.1 million for the six months ended June 30, 2020. Gains (losses) on equity method investments represent our pro rata share of the net gains or losses on investments over which we have significant influence but which we do not control.
Other Income (Loss)
Other income (loss) increased by $12.2 million, to $7.3 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. This was primarily driven by an increase related to mark-to-market movements on other assets, a gain recognized on a litigation resolution during the six months ended June 30, 2021, an increase due to an impairment of an equity method investment recorded in the six months ended June 30, 2020, and an increase in other recoveries related to our Insurance brokerage business, partially offset by a decrease related to COVID-19 recoveries in the six months ended June 30, 2020
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes decreased by $5.7 million, or 29.4%, to $13.7 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. This decrease is primarily driven by the revaluation of deferred taxes due to enacted rate changes in the U.K. and the geographical and business mix of earnings, which can impact our consolidated effective tax rate from period-to-period.
Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries
Net income (loss) attributable to noncontrolling interest in subsidiaries increased by $2.9 million, or 16.0%, to $20.7 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, which was primarily driven by an increase in earnings.
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

	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Revenues:
Commissions	$389,768	$435,220	$377,146	$352,027	$382,640	$455,855	$382,897	$409,765
Principal transactions	81,997	98,763	73,687	65,182	99,453	113,311	71,725	75,536
Fees from related parties	4,245	3,785	4,857	8,814	6,562	5,521	8,218	8,208
Data, software and post-trade	21,602	21,986	20,860	21,523	20,139	19,398	18,151	18,364
Interest and dividend income	11,455	3,038	(783)	2,418	6,536	4,161	2,865	3,976
Other revenues	3,383	4,784	3,659	5,075	3,758	4,921	3,300	5,288
Total revenues	512,450	567,576	479,426	455,039	519,088	603,167	487,156	521,137
Expenses:
Compensation and employee benefits	270,427	308,162	258,687	244,419	283,616	344,928	268,696	278,744
Equity-based compensation and allocations of net income to limited partnership units and FPUs	58,290	33,495	80,515	33,007	27,819	42,204	69,389	44,093
Total compensation and employee benefits	328,717	341,657	339,202	277,426	311,435	387,132	338,085	322,837
Occupancy and equipment	46,900	48,133	45,723	45,224	47,247	51,074	47,387	44,709
Fees to related parties	4,452	5,291	4,954	7,610	5,194	5,435	2,858	7,123
Professional and consulting fees	17,820	16,140	18,072	15,637	19,805	19,956	27,553	21,262
Communications	30,774	29,804	30,470	30,088	30,524	30,521	29,715	29,882
Selling and promotion	8,616	7,488	6,891	5,943	6,634	18,699	21,432	20,320
Commissions and floor brokerage	14,308	17,929	13,646	12,933	13,520	19,277	16,377	15,831
Interest expense	18,680	17,853	21,811	19,665	17,625	17,506	16,354	15,403
Other expenses	23,688	16,089	21,574	28,348	21,480	17,531	29,487	42,257
Total expenses	493,955	500,384	502,343	442,874	473,464	567,131	529,248	519,624
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	(32)	—	403	(9)	—	—	(14)	—
Gains (losses) on equity method investments	1,323	1,466	1,354	1,527	1,119	1,023	1,064	1,530
Other income (loss)	1,864	5,406	1,687	4,779	1,129	(6,015)	11,642	2,095
Total other income (losses), net	3,155	6,872	3,444	6,297	2,248	(4,992)	12,692	3,625
Income (loss) from operations before income taxes	21,650	74,064	(19,473)	18,462	47,872	31,044	(29,400)	5,138
Provision (benefit) for income taxes	(1,191)	14,939	(6,729)	8,558	8,599	10,875	4,075	6,691
Consolidated net income (loss)	$22,841	$59,125	$(12,744)	$9,904	$39,273	$20,169	$(33,475)	$(1,553)
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	4,672	16,034	(10,406)	251	11,354	6,495	(12,914)	4,752
Net income (loss) available to common stockholders	$18,169	$43,091	$(2,338)	$9,653	$27,919	$13,674	$(20,561)	$(6,305)
The table below details our brokerage revenues by product category for the indicated periods (in thousands):

	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Brokerage revenue by product:
Rates	$136,474	$161,793	$124,495	$119,325	$133,034	$167,240	$129,549	$156,765
Credit	72,609	90,047	68,882	68,053	95,780	97,189	70,438	72,382
FX	72,807	83,433	73,213	73,281	74,393	94,366	80,369	86,492
Energy and commodities	74,735	75,868	71,706	65,871	71,326	83,738	71,456	73,012
Equity derivatives and cash equities	60,825	70,462	63,718	47,410	61,777	81,797	59,533	56,958
Insurance	54,315	52,380	48,819	43,269	45,783	44,836	43,277	39,692
Total brokerage revenues	$471,765	$533,983	$450,833	$417,209	$482,093	$569,166	$454,622	$485,301
Brokerage revenue by product (percentage):
Rates	28.9%	30.3%	27.6%	28.6%	27.6%	29.4%	28.5%	32.3%
Credit	15.4	16.9	15.3	16.3	19.9	17.1	15.5	14.9
FX	15.4	15.6	16.2	17.6	15.4	16.6	17.7	17.8
Energy and commodities	15.8	14.2	15.9	15.8	14.8	14.6	15.7	15.0
Equity derivatives and cash equities	12.9	13.2	14.2	11.3	12.8	14.4	13.1	11.8
Insurance	11.6	9.8	10.8	10.4	9.5	7.9	9.5	8.2
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Brokerage revenue by type:
Voice/Hybrid	$396,480	$448,350	$387,305	$358,418	$423,697	$513,101	$410,332	$436,841
Fully Electronic	75,285	85,633	63,528	58,791	58,396	56,065	44,290	48,460
Total brokerage revenues	$471,765	$533,983	$450,833	$417,209	$482,093	$569,166	$454,622	$485,301
Brokerage revenue by type (percentage):
Voice/Hybrid	84.0%	84.0%	85.9%	85.9%	87.9%	90.1%	90.3%	90.0%
Fully Electronic	16.0	16.0	14.1	14.1	12.1	9.9	9.7	10.0
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

LIQUIDITY AND CAPITAL RESOURCES
Balance Sheet
Our balance sheet and business model are not capital intensive. Our assets consist largely of cash and cash equivalents, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term capital (equity and notes payable) is held to support the less liquid assets and potential capital investment opportunities. Total assets as of June 30, 2021 were $5.1 billion, an increase of 30.0% as compared to December 31, 2020. The increase in total assets was driven primarily by an increase in Receivables from broker-dealers, clearing organizations, customers and related broker-dealers. We maintain a significant portion of our assets in Cash and cash equivalents and Securities owned, with our liquidity (which we define as Cash and cash equivalents, Reverse repurchase agreements, Marketable securities and Securities owned, less Securities loaned and Repurchase Agreements) as of June 30, 2021 of $469.9 million. See “Liquidity Analysis” below for a further discussion of our liquidity. Our Securities owned were $49.2 million as of June 30, 2021, compared to $58.6 million at December 31, 2020. Our Marketable securities increased to $0.4 million as of June 30, 2021, compared to $0.3 million as of December 31, 2020. We did not have any Repurchase agreements, Securities loaned or Reverse repurchase agreements as of June 30, 2021 and December 31, 2020. As of June 30, 2021, there were $1.0 billion Assets held for sale and $850.1 million Liabilities held for sale. Refer to Note 4—“Assets and Liabilities Held for Sale” for detailed information on the held for sale activities of the Company reported in the unaudited condensed consolidated statements of financial condition as of June 30, 2021.
As part of our cash management process, we may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of June 30, 2021 and December 31, 2020, there were no reverse repurchase agreements outstanding.

Additionally, in August 2013, the Audit Committee authorized us to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including policies relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of June 30, 2021 and December 31, 2020, we had no investments in the program.
Funding
Our funding base consists of longer-term capital (equity and notes payable), collateralized financings, shorter-term liabilities and accruals that are a natural outgrowth of specific assets and/or our business model, such as matched fails and accrued compensation. We have limited need for short-term unsecured funding in our regulated entities for their brokerage business. Contingent liquidity needs are largely limited to potential cash collateral that may be needed to meet clearing bank, clearinghouse, and exchange margins and/or to fund fails. Current cash and cash equivalent balances exceed our potential normal course contingent liquidity needs. We believe that cash and cash equivalents in and available to our largest regulated entities, inclusive of financing provided by clearing banks and cash segregated under regulatory requirements, is adequate for potential cash demands of normal operations, such as margin or fail financing. We expect our operating activities going forward to generate adequate cash flows to fund normal operations, including any dividends paid pursuant to our dividend policy. However, we continually evaluate opportunities for us to maximize our growth and further enhance our strategic position, including, among other things, acquisitions, strategic alliances and joint ventures potentially involving all types and combinations of equity, debt and acquisition alternatives. As a result, we may need to raise additional funds to:
•increase the regulatory net capital necessary to support operations;
•support continued growth in our businesses;
•effect acquisitions, strategic alliances, joint ventures and other transactions;
•develop new or enhanced products, services and markets; and
•respond to competitive pressures.
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
As discussed above, our liquidity remains strong at $469.9 million as of June 30, 2021, which reflects the maturity of the 5.125% Senior Notes paid in full and the draw down of $190.0 million on the Revolving Credit Agreement, ordinary movements in working capital, repurchases of BGC Class A common stock and LPUs, cash paid with respect to employee bonuses, tax payments, and our continued investment in Fenics Growth Platforms.
With the outbreak of COVID-19, we reduced our dividend and focused on strengthening our balance sheet. Effective with the first quarter of 2020 dividend, the Board took the step of reducing the quarterly dividend out of an abundance of caution in order to strengthen the Company’s balance sheet as the global capital markets face difficult and unprecedented macroeconomic conditions. On August 3, 2021, our Board declared a $0.01 dividend for the second quarter of 2021. Additionally, BGC Holdings reduced its distributions to or on behalf of its partners. The distributions to or on behalf of partners will at least cover their related tax payments. Whether any given post-tax amount is equivalent to the amount received by a stockholder also on an after-tax basis depends upon stockholders’ and partners’ domiciles and tax status. BGC believes that these steps will allow the Company to prioritize its financial strength. Our 2021 capital allocation priorities are to return capital to stockholders an d to continue investing in our high growth Fenics businesses. Previously, we were deeply dividend-centric; going forward, we plan to prioritize share and unit repurchases over dividends and distributions. We plan to reassess our current dividend and distribution with an aim to nominally increase it toward the end of the year.
Notes Payable, Other and Short-term Borrowings

Unsecured Senior Revolving Credit Agreement
On November 28, 2018, we entered into the Revolving Credit Agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, which replaced the existing committed unsecured senior revolving credit agreement. The maturity date of the Revolving Credit Agreement was November 28, 2020 and the maximum revolving loan balance is $350.0 million. Borrowings under this agreement bear interest at either LIBOR or a defined base rate plus additional margin. On December 11, 2019, we entered into an amendment to the new unsecured Revolving Credit Agreement. Pursuant to the amendment, the maturity date was extended to February 26, 2021. On February 26, 2020, the Company entered into a second amendment to the unsecured revolving credit agreement, pursuant to which, the maturity date was extended by two years to February 26, 2023. The size of the Revolving Credit Agreement, along with the interest rate on the borrowings therefrom, remained unchanged. As of June 30, 2021, there were $188.7 million of borrowings outstanding, net of deferred financing costs of $1.3 million, under the Revolving Credit Agreement. As of December 31, 2020, there were no borrowings outstanding under the new unsecured Revolving Credit Agreement. We may draw down on the Revolving Credit Agreement to provide flexibility in the normal course to meet ongoing operational cash needs, including as necessary to manage through the current extraordinary macroeconomic/business environment as a result of the COVID-19 pandemic. Our liquidity remains strong, and was $469.9 million as of June 30, 2021, as discussed below.
5.125% Senior Notes
On May 27, 2016, we issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes, which matured on May 27, 2021. The 5.125% Senior Notes were general senior unsecured obligations of the Company. The 5.125% Senior Notes bear interest at a rate of 5.125% per year, payable in cash on May 27 and November 27 of each year, commencing November 27, 2016 and ending on the maturity date. Prior to maturity, on August 5, 2020, the Company commenced a cash tender offer for any and all $300.0 million outstanding aggregate principal amount of its 5.125% Senior Notes. On August 11, 2020, the Company’s cash tender offer expired at 5:00 p.m., New York City time. As of the expiration time, $44.0 million aggregate principal amount of the 5.125% Senior Notes were validly tendered. These notes were redeemed on the settlement date of August 14, 2020. The Company retained CF&Co as one of the dealer managers for the tender offer. As a result of this transaction, $14 thousand in dealer management fees were paid to CF&Co. Cantor tendered $15.0 million of such senior notes in the tender offer, and did not hold such notes as of June 30, 2021.
The initial carrying value of the 5.125% Senior Notes was $295.8 million, net of the discount and debt issuance costs of $4.2 million, of which $0.5 million were underwriting fees payable to CF&Co and $18 thousand were underwriting fees payable to CastleOak Securities, L.P.
On August 16, 2016, we filed a Registration Statement on Form S-4 which was declared effective by the SEC on September 13, 2016. On September 15, 2016, BGC launched an exchange offer in which holders of the 5.125% Senior Notes, issued in a private placement on May 27, 2016. could exchange such notes for new registered notes with substantially identical terms. The exchange offer closed on October 12, 2016. at which point the initial 5.125% Senior Notes were exchanged for new registered notes with substantially identical terms. On May 27, 2021, we repaid $256.0 million principal plus accrued interest of our 5.125% Senior Notes.
5.375% Senior Notes
On July 24, 2018, we issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes. The 5.375% Senior Notes are general senior unsecured obligations of the Company. The 5.375% Senior Notes bear interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The 5.375% Senior Notes will mature on July 24, 2023. We may redeem some or all of the 5.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 5.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture related to the 5.375% Senior Notes) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes was $444.2 million, net of the discount and debt issuance costs of $5.8 million, of which $0.3 million were underwriting fees paid to CF&Co and $41 thousand were underwriting fees paid to CastleOak Securities, L.P. We also paid CF&Co an advisory fee of $0.2 million in connection with the issuance. The issuance costs are amortized as interest expense and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 5.375% Senior Notes as of June 30, 2021 was $447.2 million.
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
3.750% Senior Notes
On September 27, 2019, we issued an aggregate of $300.0 million principal amount of 3.750% Senior Notes. The 3.750% Senior Notes are general unsecured obligations of the Company. The 3.750% Senior Notes bear interest at a rate of 3.750% per annum, payable in cash on each April 1 and October 1, commencing April 1, 2020. The 3.750% Senior Notes will mature on October 1, 2024. We may redeem some or all of the 3.750% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 3.750% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture related to the 3.750% Senior Notes) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 3.750% Senior Notes was $296.1 million, net of discount and debt issuance costs of $3.9 million, of which $0.2 million were underwriting fees payable to CF&Co and $36 thousand were underwriting fees payable to CastleOak Securities, L.P. The issuance costs will be amortized as interest expense and the carrying value of the 3.750% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 3.750% Senior Notes was $297.3 million as of June 30, 2021.
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
4.375% Senior Notes
On July 10, 2020, we issued an aggregate of $300.0 million principal amount of 4.375% Senior Notes. The 4.375% Senior Notes are general unsecured obligations of the Company. The 4.375% Senior Notes bear interest at a rate of 4.375% per year, payable in cash on June 15 and December 15, commencing December 15, 2020. The 4.375% Senior Notes will mature on December 15, 2025. We may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 4.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture related to the 4.375% Senior Notes) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. Cantor purchased $14.5 million of such senior notes and still holds such notes as of June 30, 2021. The initial carrying value of the 4.375% Senior Notes was $296.8 million, net of discount and debt issuance costs of $3.2 million, of which $0.2 million were underwriting fees payable to CF&Co and $36 thousand were underwriting fees payable to CastleOak Securities, L.P. The carrying value of the 4.375% Senior Notes was $297.3 million as of June 30, 2021.
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
Collateralized Borrowings
 On May 31, 2017, we entered into a secured loan arrangement of $29.9 million under which we pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.44% per year and matured on May 31, 2021, therefore, there were no borrowings outstanding as of June 30, 2021. As of December 31, 2020, we had $4.0 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2020 was $0.8 million.
On April 8, 2019, we entered into a secured loan arrangement of $15.0 million, under which we pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.77% and matures on April 8, 2023. As of June 30, 2021, we had $7.8 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of June 30, 2021 was $0.4 million. As of December 31, 2020, we had $9.6 million outstanding related to this secured loan arrangement. The net book value of the fixed assets pledged as of December 31, 2020, was $1.2 million. Also, on April 19, 2019, we entered into a secured loan arrangement of $10.0 million, under which we pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.89% and matures on April 19, 2023. As of June 30, 2021, we had

$5.0 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of June 30, 2021 was $1.7 million. As of December 31, 2020, we had $6.3 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2020, was $2.7 million.
Weighted-average Interest Rate
For the three months ended June 30, 2021 and 2020, the weighted-average interest rate of our total Notes payable and other borrowings, which include our Unsecured Senior Revolving Credit Agreement, Senior Notes, and Collateralized Borrowings, was 4.23% and 4.42%, respectively. For the six months ended June 30, 2021 and 2020, the weighted-average interest rate of our total Notes payable and other borrowings, was 4.23% and 4.42%, respectively.
Short-term Borrowings
On August 22, 2017, we entered into a committed unsecured loan agreement with Itau Unibanco S.A. The credit agreement provides for short-term loans of up to $4.0 million (BRL 20.0 million). The maturity date of the agreement is August 19, 2021. Borrowings under this agreement bear interest at the Brazilian Interbank offering rate plus 4.75%. As of June 30, 2021, there were $4.0 million (BRL 20.0 million) of borrowings outstanding under the facility. As of December 31, 2020, there were $3.8 million (BRL 20.0 million), of borrowings outstanding under the facility. As of June 30, 2021, the interest rate was 9.00%.
On August 23, 2017, we entered into a committed unsecured credit agreement with Itau Unibanco S.A. The credit agreement provides for an intra-day overdraft credit line up to $10.0 million (BRL 50.0 million). The maturity date of the agreement is September 9, 2021. This agreement bears a fee of 1.48% per year. As of June 30, 2021 and December 31, 2020, there were no borrowings outstanding under this agreement.
On June 1, 2021, the Company entered into a committed unsecured loan agreement with Banco Daycoval S.A. The agreement provides for short-term loans of up to $2.0 million (BRL $10.0 million). The maturity date of the agreement is January 18, 2022. Borrowings under this agreement bear interest at the Brazilian Interbank offering rate plus 3.66%. As of June 30, 2021, there were $2.0 million (BRL $10.0 million) of borrowings outstanding under the agreement. As of June 30, 2021, the interest rate was 7.90%.
BGC Credit Agreement with Cantor
On March 19, 2018, we entered into the BGC Credit Agreement with Cantor. The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the previous credit facility between BGC and an affiliate of Cantor, and was approved by the Audit Committee of BGC. On August 6, 2018, the Company entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that can be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2022, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of June 30, 2021, there were no borrowings by BGC or Cantor outstanding under this Agreement.
CREDIT RATINGS
As of June 30, 2021, our public long-term credit ratings and associated outlooks are as follows:

	Rating	Outlook
Fitch Ratings Inc.	BBB-	Stable
Standard & Poor’s	BBB-	Stable
Japan Credit Rating Agency, Ltd.	BBB+	Stable
Kroll Bond Rating Agency	BBB	Stable
Credit ratings and associated outlooks are influenced by a number of factors, including but not limited to: operating environment, earnings and profitability trends, the prudence of funding and liquidity management practices, balance sheet size/

composition and resulting leverage, cash flow coverage of interest, composition and size of the capital base, available liquidity, outstanding borrowing levels and the firm’s competitive position in the industry. A credit rating and/or the associated outlook can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change. Any reduction in our credit ratings and/or the associated outlooks could adversely affect the availability of debt financing on terms acceptable to us, as well as the cost and other terms upon which we are able to obtain any such financing. In addition, credit ratings and associated outlooks may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions. In connection with certain agreements, we may be required to provide additional collateral in the event of a credit ratings downgrade.
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
At December 31, 2019, the Company completed the calculation of the one-time transition tax on the deemed repatriation of foreign subsidiaries’ earnings pursuant to the Tax Act and previously recorded a net cumulative tax expense of $25.0 million, net of foreign tax credits. An installment election can be made to pay the taxes over eight years with 40% paid in equal installments over the first five years and the remaining 60% to be paid in installments of 15%, 20% and 25% in years six, seven and eight, respectively. The cumulative remaining balance as of June 30, 2021 is $15.8 million.
As of June 30, 2021, the Company had $420.3 million of Cash and cash equivalents, and included in this amount was $310.4 million of Cash and cash equivalents held by foreign subsidiaries.
Discussion of the six months ended June 30, 2021
The table below presents our Liquidity Analysis:

	June 30, 2021	December 31, 2020
(in thousands)
Cash and cash equivalents	$420,302	$593,646
Securities owned	49,222	58,572
Marketable securities	360	349
Total	$469,884	$652,567

The $182.7 million decrease in our liquidity position from $652.6 million as of December 31, 2020 to $469.9 million as of June 30, 2021, was primarily related to the $256.0 million repayment in full of the 5.125% Senior Notes, partially offset by drawing $190.0 million from our $350.0 million revolving credit facility. Our liquidity position also decreased due to Cash held for sale totaling $28.6 million, relating to our Insurance brokerage business. Further, Securities owned decreased $9.3 million resulting from sales of U.S. Treasury bills. The movement in our liquidity position is further reduced by ordinary movements in working capital, repurchases of Class A common stock, cash paid with respect to annual employee bonuses, tax payments, and our continued investment in Fenics Growth Platforms.
Discussion of the six months ended June 30, 2020
The table below presents our Liquidity Analysis:

	June 30, 2020	December 31, 2019
(in thousands)
Cash and cash equivalents	$463,554	$415,379
Securities owned	58,685	57,525
Marketable securities¹	278	326
Total	$522,517	$473,230
________________________________________
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
CLEARING CAPITAL
In November 2008, we entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on our behalf. In June 2020, this clearing capital agreement was amended to cover Cantor providing clearing services in all eligible financial products to us and not just U.S. Treasury and U.S. government agency securities. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to us, Cantor shall be entitled to request from us cash or other property acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement or Cantor will post cash or other property on our behalf for a commercially reasonable charge. Cantor had not requested any cash or other property from us as collateral as of June 30, 2021.
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
In addition, the majority of our other foreign subsidiaries are subject to similar regulation by the relevant authorities in the countries in which they do business. Certain other of our foreign subsidiaries are required to maintain non-U.S. net capital requirements. For example, in Hong Kong, BGC Securities (Hong Kong), LLC, GFI (HK) Securities LLC and Sunrise Broker (Hong Kong) Limited are regulated by the Securities and Futures Commission. BGC Capital Markets (Hong Kong), Limited and GFI (HK) Brokers Ltd are regulated by The Hong Kong Monetary Authority. All are subject to Hong Kong net capital requirements. In France, Aurel BGC and BGC France Holdings; in Australia, BGC Partners (Australia) Pty Limited, BGC (Securities) Pty Limited and GFI Australia Pty Ltd.; in Japan, BGC Shoken Kaisha Limited’s Tokyo branch and BGC Capital Markets Japan LLC’s Tokyo Branch; in Singapore, BGC Partners (Singapore) Limited, GFI Group Pte Ltd and Ginga Global Markets Pte Ltd; in Korea, BGC Capital Markets & Foreign Exchange Broker (Korea) Limited and GFI Korea Money Brokerage Limited; in Philippines GFI Group (Philippines) Inc. and in Turkey, BGC Partners Menkul Degerler AS, all have net capital requirements imposed upon them by local regulators. In addition, BGC is a member of clearing houses such as The London Metal Exchange, which may impose minimum capital requirements. In Latin America, BGC Liquidez Distribuidora De Titulos E Valores Mobiliarios Ltda. (Brazil) has net capital requirements imposed upon it by local regulators.
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
As of June 30, 2021, $687.9 million of net assets were held by regulated subsidiaries excluding $51.9 million of net assets classified as held for sale. As of June 30, 2021, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $375.4 million excluding $43.2 million classified as held for sale.
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
EQUITY
Class A Common Stock
Changes in shares of BGC Class A common stock outstanding were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shares outstanding at beginning of period	334,364	311,059	323,018	307,915
Share issuances:
Redemptions/exchanges of limited partnership interests¹	30,156	1,969	40,587	4,074
Vesting of RSUs	360	103	1,728	800
Acquisitions	537	15	787	285
Other issuances of BGC Class A common stock	5	177	266	249
Restricted stock forfeitures	(84)	—	(84)	—
Treasury stock repurchases	(16,543)	—	(17,507)	—
Shares outstanding at end of period	348,795	313,323	348,795	313,323
_________________________________
1Included in redemptions/exchanges of limited partnership interests for the three months ended June 30, 2021 and 2020 are 13.8 million shares of BGC Class A common stock granted in connection with the cancellation of 14.6 million LPUs, and 0.7 million shares of BGC Class A common stock granted in connection with the cancellation of 0.6 million LPUs, respectively. Included in redemptions/exchanges of limited partnership interests for the six months ended June 30, 2021 and 2020 are 15.4 million shares of BGC Class A common stock granted in connection with the cancellation of 16.3 million LPUs, and 2.1 million shares of BGC Class A common stock granted in connection with the cancellation of 2.1 million LPUs, respectively. Because LPUs are included in the Company’s fully diluted share count, if dilutive, redemptions/exchanges in connection with the issuance of BGC Class A common stock would not impact the fully diluted number of shares outstanding.
Class B Common Stock
The Company did not issue any shares of BGC Class B common stock during the three and six months ended June 30, 2021 and 2020. As of June 30, 2021 and December 31, 2020, there were 45.9 million shares of BGC Class B common stock outstanding.
Unit Redemptions and Share Repurchase Program
The Board and Audit Committee have authorized repurchases of BGC Class A common stock and redemptions of limited partnership interests or other equity interests in our subsidiaries. On August 1, 2018, the Board and Audit Committee increased the Company’s share repurchase and unit redemption authorization to $300.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. On August 3, 2021, the Board and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of June 30, 2021, the

Company had $114.6 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units.
The table below represents the units redeemed and/or shares repurchased for cash and does not include units redeemed/cancelled in connection with the grant of shares of BGC Class A common stock nor the limited partnership interests exchanged for shares of BGC Class A common stock. The unit redemptions and share repurchases of BGC Class A common stock during the three and six months ended June 30, 2021 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted-Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Program
Redemptions[1,2]
January 1, 2021—March 31, 2021	20	$4.40
April 1, 2021—June 30, 2021	4,715	5.82
Total Redemptions	4,735	$5.82
Repurchases[3,4]
January 1, 2021—March 31, 2021	965	$4.56
April 1, 2021—April 30, 2021	2	5.29
May 1, 2021—May 31, 2021	1,018	5.59
June 1, 2021—June 30, 2021	15,522	6.29
Total Repurchases	17,507	$6.16
Total Redemptions and Repurchases	22,242	$6.08	$114,584
____________________________
1During the three months ended June 30, 2021, the Company redeemed 4.7 million LPUs at an aggregate redemption price of $27.3 million for a weighted-average price of $5.84 per unit. During the three months ended June 30, 2021, the Company redeemed 44 thousand FPUs at an aggregate redemption price of $181 thousand for a weighted-average price of $4.06 per unit. During the three months ended June 30, 2020, the Company redeemed 0.1 million LPUs at an aggregate redemption price of $0.3 million for a weighted-average price of $3.05 per unit. During the three months ended June 30, 2020, the Company redeemed 1 thousand FPUs at an aggregate redemption price of $4 thousand for an average price of $3.07 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 13.8 million and 0.7 million shares of BGC Class A common stock during the three months ended June 30, 2021 and 2020, respectively, nor the limited partnership interests exchanged for 16.8 million and 1.3 million shares of BGC Class A common stock during the three months ended June 30, 2021 and 2020, respectively.
2During the six months ended June 30, 2021, the Company redeemed 4.7 million LPUs at an aggregate redemption price of $27.3 million for an average price of $5.83 per unit. During the six months ended June 30, 2021, the Company redeemed 51 thousand FPUs at an aggregate redemption price of $209 thousand for an average price of $4.11 per unit. During the six months ended June 30, 2020, the Company redeemed 0.3 million LPUs at an aggregate redemption price of $1.3 million for an average price of $3.92 per unit. During the six months ended June 30, 2020, the Company redeemed 1 thousand FPUs at an aggregate redemption price of $4 thousand for an average price of $3.07 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 15.4 million and 2.1 million shares of BGC Class A common stock during the six months ended June 30, 2021 and 2020, respectively, nor the limited partnership interests exchanged for 25.9 million and 1.8 million shares of BGC Class A common stock during the six months ended June 30, 2021 and 2020, respectively.
3During the three months ended June 30, 2021, the Company repurchased 16.5 million shares of BGC Class A common stock at an aggregate price of $103.4 million for a weighted-average price of $6.25 per share. The Company did not repurchase any shares of BGC Class A common stock during the three months ended June 30, 2020.
4During the six months ended June 30, 2021, the Company repurchased 17.5 million shares of BGC Class A common stock at an aggregate price of $107.8 million for a weighted-average price of $6.16 per share. The Company did not repurchase any shares of BGC Class A common stock during the six months ended June 30, 2020.
The weighted-average share count for our earnings per share calculation was as follows (in thousands):

Three Months Ended June 30, 2021
Common stock outstanding[1]	384,902
Partnership units[2]	173,606
RSUs (Treasury stock method)	4,141
Other	1,274
Total[3]	563,923
______________________________
1Common stock consisted of shares of BGC Class A common stock, shares of BGC Class B common stock and contingent shares of our Class A common stock for which all necessary conditions have been satisfied except for the passage of time. For the quarter ended June 30, 2021, the weighted-average number of shares of BGC Class A common stock was 339.0 million and shares of BGC Class B common stock was 45.9 million.
2Partnership units collectively include FPUs, LPUs, including contingent units of BGC Holdings for which all necessary conditions have been satisfied except for the passage of time, and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings,” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information).
3For the three months ended June 30, 2021, 31 thousand potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Also as of June 30, 2021, 31.4 million shares of contingent BGC Class A common stock, N units, RSUs, and LPUs were excluded from fully diluted EPS computations because the conditions for issuance had not been met by the end of the period. The contingent BGC Class A common stock is recorded as a liability and included in “Accounts payable, accrued and other liabilities” in our unaudited condensed consolidated statement of financial condition as of June 30, 2021.
The fully diluted period-end spot share count was as follows (in thousands):

As of June 30, 2021
Common stock outstanding	394,679
Partnership units	137,303
RSUs (Treasury stock method)	4,263
Other	3,037
Total	539,282
On June 5, 2015, we entered into the Exchange Agreement with Cantor providing Cantor, CFGM and other Cantor affiliates entitled to hold BGC Class B common stock the right to exchange from time to time, on a one-to-one basis, subject to adjustment, up to an aggregate of 34.6 million shares of BGC Class A common stock now owned or subsequently acquired by such Cantor entities for up to an aggregate of 34.6 million shares of BGC Class B common stock. Such shares of BGC Class B common stock, which currently can be acquired upon the exchange of Cantor units owned in BGC Holdings, are already included in our fully diluted share count and will not increase Cantor’s current maximum potential voting power in the common equity. The Exchange Agreement enabled the Cantor entities to acquire the same number of shares of BGC Class B common stock that they were already entitled to acquire without having to exchange its Cantor units in BGC Holdings. The Audit Committee and Board have determined that it was in the best interests of us and our stockholders to approve the Exchange Agreement because it will help ensure that Cantor retains its Cantor units in BGC Holdings, which is the same partnership in which our partner employees participate, thus continuing to align the interests of Cantor with those of the partner employees. On November 23, 2018, in the Class B Issuance, BGC issued 10.3 million shares of BGC Class B common stock to Cantor and 0.7 million shares of BGC Class B common stock to CFGM, an affiliate of Cantor, in each case in exchange for shares of BGC Class A common stock from Cantor and CFGM, respectively, on a one-to-one basis pursuant to the Exchange Agreement. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC by Cantor or CFGM for the Class B Issuance. Following this exchange, Cantor and its affiliates only have the right to exchange under the Exchange Agreement up to an aggregate of 23.6 million shares of BGC Class A common stock, now owned or subsequently acquired, or its Cantor units in BGC Holdings, into shares of BGC Class B common stock. As of June 30, 2021, Cantor and CFGM do not own any shares of BGC Class A common stock.
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
Further, we have an effective registration statement on Form S-4 filed on September 3, 2010, with respect to the offer and sale of up to 20 million shares of BGC Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of June 30, 2021, we have issued an aggregate of 15.0 million shares of BGC Class A common stock under this Form S-4 registration statement. Additionally, on September 13, 2019, we filed a registration statement on Form S-4, with respect to the offer and sale of up to 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of June 30, 2021, we have not issued any shares of BGC Class A common stock under this Form S-4 registration statement. We also have an effective shelf registration statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of BGC Class A common stock under the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan. As of June 30, 2021, we have issued 0.7 million shares of BGC Class A common stock under the Dividend Reinvestment and Stock Purchase Plan.
The Compensation Committee may grant stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other equity-based awards, including to provide exchange rights for shares of BGC Class A common stock upon exchange of LPUs. On June 22, 2016, at our Annual Meeting of Stockholders, our stockholders approved our Equity Plan to increase from 350 million to 400 million the aggregate number of shares of BGC Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. As of June 30, 2021, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 86.4 million shares of BGC Class A common stock.
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
CONTINGENT PAYMENTS RELATED TO ACQUISITIONS
Since 2016, the Company has completed acquisitions whose purchase price included an aggregate of approximately 2.2 million shares of the Company’s Class A common stock (with an acquisition date fair value of approximately $9.2 million), 0.1 million LPUs (with an acquisition date fair value of approximately $0.2 million), 0.2 million RSUs (with an acquisition date fair value of approximately $1.1 million) and $37.5 million in cash that may be issued contingent on certain targets being met through 2023.
As of June 30, 2021, the Company has issued 0.5 million shares of BGC Class A common stock, 0.1 million of RSUs and paid $27.3 million in cash related to such contingent payments.
As of June 30, 2021, 1.8 million shares of BGC Class A common stock, 0.2 million RSUs and $22.8 million in cash remain to be issued if the targets are met, net of forfeitures and other adjustments.
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
In response to motions to dismiss filed by all defendants in December 2018, Plaintiffs filed a motion for leave to amend the operative complaint in February 2019, requesting that the Court allow them to supplement their allegations, which the Court granted. The amended complaint alleges the same purported breaches of fiduciary duty as the operative complaint, raises no new claims, and seeks identical relief, but includes additional allegations, including alleged reasons for plaintiffs’ failure to make a demand on the Board, which was the basis of defendants’ motion to dismiss. On March 19, 2019, all defendants filed motions to dismiss the amended complaints, again on demand grounds. On September 30, 2019, the Court denied defendants’ motions to dismiss, permitting the case to move forward into discovery. In its ruling, the Court determined that the amended complaint sufficiently pled that plaintiffs were not required to make demand on the Board in order to file a derivative suit, but did not make findings of fact with respect to the underlying merits of plaintiffs’ allegations concerning the Transaction. On February 11, 2021, following the close of discovery, the Company and the independent directors of the Board filed motions for summary judgement seeking dismissal of the case based on the discovery record, which plaintiffs have opposed. Argument was held on defendants’ summary judgment motions on June 22, 2021, but no decision has yet been issued. If the Court does not rule in defendants’ favor on these motions, trial is currently set for October 2021.
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
As of June 30, 2021, there were 1.6 million FPUs in BGC Holdings remaining, which BGC Holdings had the right to redeem or exchange and with respect to which Cantor will have the right to purchase an equivalent number of Cantor units following such redemption or exchange.
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

GUARANTEE AGREEMENT FROM MINT BROKERS
Under rules adopted by the CFTC, all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the NFA and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. Our European-based brokers engage from time to time in interest rate swap transactions with U.S.-based counterparties, and therefore we are subject to the CFTC requirements. Mint Brokers has entered into guarantees on our behalf (and on behalf of GFI), and we are required to indemnify Mint Brokers for the amounts, if any, paid by Mint Brokers on our behalf pursuant to this arrangement. Effective April 1, 2020, these guarantees were transferred to Mint Brokers from CF&Co. During both the three months ended June 30, 2021, the Company recorded expenses of $31 thousand with respect to these guarantees. During both the six months ended June 30, 2021, the Company recorded expenses of $63 thousand with respect to these guarantees.
BGC SUBLEASE FROM NEWMARK
In May 2020, BGC U.S. OpCo entered into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark, which sublease was approved by the Audit Committee. The deal is a one-year sublease of approximately 21,000 rentable square feet in New York City. Under the terms of the sublease, BGC U.S. OpCo will pay a fixed rent amount of $1.1 million in addition to all operating and tax expenses attributable to the lease. In connection with the sublease, BGC U.S. OpCo paid $0.1 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively. In connection with the sublease, BGC U.S. OpCo paid $0.4 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively.
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
As of June 30, 2021, the Company had $50.0 million remaining from its debt repurchase authorization.
PURCHASE OF CX FUTURES TRANSACTION
On June 7, 2021, the Board and Audit Committee approved entry into an agreement between certain affiliates of BGC and Cantor for the sale to BGC of Cantor’s futures exchange and related clearinghouse. On June 21, 2021, BGC entered into a Purchase Agreement with Cantor, providing that at closing BGC will purchase the direct and indirect equity of each of (i) CFLP CX Futures Exchange Holdings, LLC, (ii) CFLP CX Futures Exchange Holdings, L.P., (iii) CX Futures Exchange Holdings, LLC, (iv) CX Clearinghouse Holdings, LLC, (v) CX Futures Exchange, L.P. and (vi) CX Clearinghouse, L.P., for a purchase price of approximately $4.9 million at closing, plus the cash held at closing by the Futures Exchange Group, and an earn-out, only payable out of BGC’s portion of the profits of the Futures Exchange Group, capped at the amount Cantor contributed to the Futures Exchange Group prior to closing. The Futures Transaction closed on July 30, 2021.
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
On June 28, 2021, (i) the Company exchanged 520,380 exchangeable LPUs held by Mr. Lutnick at the price of $5.86, which was the closing price of the Company's Class A common stock on June 28, 2021, for 520,380 shares of BGC Class A common stock, less applicable taxes and withholdings, resulting in the delivery of 365,229 net shares of BGC Class A common stock to Mr. Lutnick, and in connection with the exchange of these 520,380 exchangeable LPUs, 425,765 exchangeable PLPUs were redeemed for a cash payment of $1,525,705 towards taxes; (ii) 88,636 non-exchangeable LPUs were redeemed for zero, and in connection therewith the Company issued Mr. Lutnick 88,636 shares of BGC Class A common stock, less applicable taxes and withholdings, resulting in the delivery of 41,464 net shares of BGC Class A common stock to Mr. Lutnick; and (iii) 1,131,774 H Units held by Mr. Lutnick were redeemed for 1,131,774 HDUs with a capital account of $7,017,000, and in connection with the redemption of these 1,131,774 H Units, 1,018,390 Preferred H Units were redeemed for $7,983,000 for taxes.
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
MARKET SUMMARY
The following table provides certain volume and transaction count information for the quarterly periods indicated:

	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Notional Volume (in billions)
Total Fully Electronic volume	10,245	11,803	8,736	8,426	7,206
Total Hybrid volume¹	61,989	67,913	59,165	64,298	63,873
Total Fully Electronic and Hybrid volume	72,234	79,716	67,901	72,724	71,079
Transaction Count (in thousands, except for days)
Total Fully Electronic transactions	3,217	3,745	2,895	2,735	3,247
Total Hybrid transactions	1,152	1,348	1,129	1,115	1,333
Total Fully Electronic and Hybrid transactions	4,369	5,093	4,024	3,850	4,580
Trading days	63	61	64	64	63
_____________________________________
Note: Certain information may have been recast with current estimates to reflect changes in reporting methodology. Such revisions have no impact on the Company’s revenues or earnings.
1Hybrid is defined as transactions involving some element of electronic trading but executed by BGC’s brokers, exclusive of voice-only transactions. Fully electronic involves customer-to-customer trades, free from broker execution.
Fully Electronic volume, including new products, was $10.2 trillion for the three months ended June 30, 2021, compared to $7.2 trillion for the three months ended June 30, 2020. Our Hybrid volume for the three months ended June 30, 2021 was $62.0 trillion, compared to $63.9 trillion for the three months ended June 30, 2020.
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
Certain LPUs are granted exchangeability into shares of BGC or Newmark Class A common stock or are redeemed in connection with the grant of BGC or Newmark Class A common stock issued; BGC Class A common stock is issued on a one-for-one basis, and Newmark Class A common stock is issued based on the number of LPUs exchanged or redeemed multiplied by the then Exchange Ratio. At the time exchangeability is granted or shares of BGC or Newmark Class A common stock are issued, we recognize an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our unaudited condensed consolidated statements of operations. During the three months ended June 30, 2021 and 2020, we incurred equity-based compensation expense of $31.2 million and $2.4 million, respectively. During the six months ended June 30, 2021 and 2020, we incurred equity-based compensation expense of $39.1 million and $25.4 million, respectively.
Certain LPUs have a stated vesting schedule and do not receive quarterly allocations of net income. Compensation expense related to these LPUs is recognized over the stated service period, and these units generally vest between two and five years. During the three months ended June 30, 2021 and 2020, we incurred equity-based compensation expense related to these LPUs of $16.7 million and $19.5 million, respectively. During the six months ended June 30, 2021 and 2020, we incurred equity-based compensation expense related to these LPUs of $33.8 million and $35.8 million, respectively. This expense is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our unaudited condensed consolidated statements of operations.
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
As of June 30, 2021 and December 31, 2020, the aggregate balance of employee loans, net of reserve, was $370.8 million and $408.1 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our unaudited condensed consolidated statements of financial condition. The June 30, 2021 balance above excludes $14.5 million of employee loans classified as Assets held for sale as of June 30, 2021. Compensation expense (benefit) for the above-mentioned employee loans for the three months ended June 30, 2021 and 2020 was $19.1 million and $17.1 million, respectively. Compensation expense (benefit) for the above-mentioned employee loans for the six months ended June 30, 2021 and 2020 was $34.7 million and $31.6 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our unaudited condensed consolidated statements of operations.
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
CAPITAL DEPLOYMENT PRIORITIES, DIVIDEND POLICY AND REPURCHASE AND REDEMPTION PROGRAM
BGC’s 2021 capital allocation priorities are to return capital to stockholders and to continue investing in its high growth Fenics businesses. BGC plans to prioritize share and unit repurchases over dividends and distributions. We have repurchased or redeemed 21.2 million shares and units during the second quarter and repurchased an additional 10.0 million shares so far in the third quarter.
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
*Charges with respect to grants of exchangeability, which reflect the right of holders of limited partnership units with no capital accounts, such as LPUs and PSUs, to exchange these units into shares of common stock, or into partnership units with capital accounts, such as HDUs, as well as cash paid with respect to taxes withheld or expected to be owed by the unit holder upon such exchange. The withholding taxes related to the exchange of certain non-exchangeable units without a capital account into either common shares or units with a capital account may be funded by the redemption of preferred units such as PPSUs.
*Charges with respect to preferred units. Any preferred units would not be included in the Company’s fully diluted share count because they cannot be made exchangeable into shares of common stock and are entitled only to a fixed distribution. Preferred units are granted in connection with the grant of certain limited partnership units that may be granted exchangeability or redeemed in connection with the grant of shares of common stock at ratios designed to cover any withholding taxes expected to be paid. This is an alternative to the common practice among public companies of issuing the gross amount of shares to employees, subject to cashless withholding of shares, to pay applicable withholding taxes.
*GAAP equity-based compensation charges with respect to the grant of an offsetting amount of common stock or partnership units with capital accounts in connection with the redemption of non-exchangeable units, including PSUs and LPUs.
*Charges related to amortization of RSUs and limited partnership units.
*Charges related to grants of equity awards, including common stock or partnership units with capital accounts.
*Allocations of net income to limited partnership units and FPUs. Such allocations represent the pro-rata portion of post-tax GAAP earnings available to such unit holders.
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
*Non-cash GAAP charges related to the amortization of intangibles with respect to acquisitions;
*Acquisition related costs;
*Certain rent charges;
*Non-cash GAAP asset impairment charges; and
*Various other GAAP items that management views as not reflective of the Company’s underlying performance in a given period, including non-compensation-related charges incurred as part of broad restructuring and/or cost savings plans. Such GAAP items may include charges for exiting leases and/or other long-term contracts as part of cost-saving initiatives, as well as non-cash impairment charges related to assets, goodwill and/or intangibles created from acquisitions.
Calculation of Adjustments for Other (income) losses for Adjusted Earnings
Adjusted Earnings calculations also exclude certain other non-cash, non-dilutive, and/or non-economic items, which may, in some periods, include:
*Gains or losses on divestitures;
*Fair value adjustment of investments;
*Certain other GAAP items, including gains or losses related to BGC's investments accounted for under the equity method; and
*Any unusual, one-time, non-ordinary, or non-recurring gains or losses.
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
*The fully diluted share count includes the shares related to any dilutive instruments, but excludes the associated expense, net of tax, when the impact would be dilutive; or
*The fully diluted share count excludes the shares related to these instruments, but includes the associated expense, net of tax.
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
Adjusted EBITDA Defined
BGC also provides an additional non-GAAP financial performance measure, “Adjusted EBITDA”, which it defines as GAAP “Net income (loss) available to common stockholders”, adjusted to add back the following items:
*Provision (benefit) for income taxes;
*Net income (loss) attributable to noncontrolling interest in subsidiaries;
*Interest expense;
*Fixed asset depreciation and intangible asset amortization;
*Equity-based compensation and allocations of net income to limited partnership units and FPUs;
*Impairment of long-lived assets;
*(Gains) losses on equity method investments; and
*Certain other non-cash GAAP items, such as non-cash charges of amortized rents incurred by the Company for its new U.K. based headquarters.
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

OUR ORGANIZATIONAL STRUCTURE
Stock Ownership
As of June 30, 2021, there were 348.8 million shares of BGC Class A common stock outstanding. On June 21, 2017, Cantor pledged 10.0 million shares of BGC Class A common stock in connection with a partner loan program. On November 23, 2018, those shares of BGC Class A common stock were converted into 10.0 million shares of BGC Class B common stock and remain pledged in connection with the partner loan program. On November 23, 2018, BGC Partners issued 10.3 million shares of BGC Class B common stock to Cantor and 0.7 million shares of BGC Class B common stock to CFGM, an affiliate of Cantor, in each case in exchange for shares of BGC Class A common stock from Cantor and CFGM, respectively, on a one-to-one basis pursuant to Cantor’s and CFGM’s right to exchange such shares under the letter agreement, dated as of June 5, 2015, by and between BGC Partners and Cantor. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Partners by Cantor or CFGM for the Class B Issuance. The Class B Issuance was exempt from registration pursuant to Section 3(a)(9) of the Securities Act. As of June 30, 2021, Cantor and CFGM did not own any shares of BGC Class A common stock. Each share of BGC Class A common stock is entitled to one vote on matters submitted to a vote of our stockholders.
In addition, as of June 30, 2021, Cantor and CFGM held 45.9 million shares of BGC Class B common stock (which represents all of the outstanding shares of BGC Class B common stock), representing approximately 56.8% of our voting power on such date. Each share of BGC Class B common stock is generally entitled to the same rights as a share of BGC Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to ten votes. The BGC Class B common stock generally votes together with the BGC Class A common stock on all matters submitted to a vote of our stockholders.
Through June 30, 2021, Cantor has distributed to its current and former partners an aggregate of 20.9 million shares of BGC Class A common stock, consisting of (i) 19.4 million April 2008 distribution rights shares, and (ii) 1.5 million February 2012 distribution rights shares. As of June 30, 2021, Cantor is still obligated to distribute to its current and former partners an aggregate of 15.8 million shares of BGC Class A common stock, consisting of 14.0 million April 2008 distribution rights shares and 1.8 million February 2012 distribution rights shares.
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
As of June 30, 2021, we held directly and indirectly, through wholly-owned subsidiaries, 394.7 million BGC U.S. OpCo limited partnership units and 394.7 million BGC Global OpCo limited partnership units, representing approximately 75.3% of the outstanding limited partnership units in both BGC U.S. OpCo and BGC Global OpCo. As of that date, BGC Holdings held 129.2 million BGC U.S. OpCo limited partnership units and 129.2 million BGC Global OpCo limited partnership units, representing approximately 24.7% of the outstanding limited partnership units in both BGC U.S. OpCo and BGC Global OpCo.
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
As of June 30, 2021, excluding Preferred Units and NPSUs described below, outstanding BGC Holdings partnership interests included 72.3 million LPUs, 9.8 million FPUs and 55.1 million Cantor units.
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
As of June 30, 2021, there were 1.6 million FPUs remaining which BGC Holdings had the right to redeem or exchange and with respect to which Cantor will have the right to purchase an equivalent number of Cantor units following such redemption or exchange.
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
Such Preferred Units may not be made exchangeable into BGC Class A common stock and accordingly will not be included in the fully diluted share count. Each quarter, the net profits of BGC Holdings are allocated to such Units at a rate of either 0.6875% (which is 2.75% per calendar year) of the allocation amount assigned to them based on their award price, or such other amount as set forth in the award documentation, before calculation and distribution of the quarterly Partnership distribution for the remaining Partnership units. The Preferred Units will not be entitled to participate in Partnership distributions other than with respect to the Preferred Distribution. As of June 30, 2021, there were 25.3 million such units granted and outstanding in BGC Holdings.
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
Under the Exchange Agreement, Cantor and CFGM have the right to exchange shares of BGC Class A common stock owned by them for the same number of shares of BGC Class B common stock. As of June 30, 2021, Cantor and CFGM do not own any shares of BGC Class A common stock. Cantor and CFGM would also have the right to exchange any shares of BGC Class A common stock subsequently acquired by either of them for shares of BGC Class B common stock, up to 23.6 million shares of BGC Class B common stock.
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
On December 13, 2017, the Amended and Restated BGC Holdings Partnership Agreement was amended and restated a second time to include prior standalone amendments and to make certain other changes related to the Separation. The Second Amended and Restated BGC Holdings Partnership Agreement, among other things, reflects changes resulting from the division in the Separation of BGC Holdings into BGC Holdings and Newmark Holdings, including:
•an apportionment of the existing economic attributes (including, among others, capital accounts and post-termination payments) of each BGC Holdings LPU outstanding immediately prior to the Separation between such Legacy BGC Holdings Unit and the 0.4545 of a Newmark Holdings LPU issued in the Separation in respect of each such Legacy BGC Holdings Unit, based on the relative value of BGC and Newmark as of after the Newmark IPO; and
•a right of the employer of a partner to determine whether to grant exchangeability with respect to Legacy BGC Holdings Units held by such partner.
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
The following diagram illustrates our organizational structure as of June 30, 2021. The diagram does not reflect the various subsidiaries of BGC, BGC U.S. OpCo, BGC Global OpCo, or Cantor, or the noncontrolling interests in our consolidated subsidiaries other than Cantor’s units in BGC Holdings.*

STRUCTURE OF BGC PARTNERS, INC. AS OF JUNE 30, 2021

CF Group Management Inc.
Cantor Limited Partners
Cantor
Public Stockholders
• Limited Partnership Units (42.7% of economics of BGC Holdings)
• 10.5% indirect economic interest in BGC U.S. and BGC Global
• BGC Class B common stock (11.6% of economics and 56.8% of voting power of BGC Partners, Inc.)
• 8.8% indirect economic interest in BGC U.S. and BGC Global
• BGC Class A common stock (88.4% of economics and 43.2% of voting power of BGC Partners, Inc.)
• 66.6% indirect economic interest in BGC U.S. and BGC Global
BGC Partners, Inc.
• Limited Partnership Units (75.3% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Units (75.3% of economics of BGC Global)
Limited Partnership Units and Founding/Working Partner Units
• Limited Partnership Units (57.3% of economics of BGC Holdings)
• 14.1% indirect economic interest in BGC U.S. and BGC Global
BGC Holdings
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Units (24.7% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Units (24.7% of economics of BGC Global)
BGC U.S.
BGC Global

* Shares of BGC Class B common stock are convertible into shares of BGC Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor and CFGM converted all of their BGC Class B common stock into BGC Class A common stock, Cantor would hold 11.4% of the voting power, CFGM would hold 0.2% of the voting power, and the public stockholders would hold 88.4% of the voting power (and Cantor and CFGM’s indirect economic interests in BGC U.S. and BGC Global would remain unchanged). The diagram does not reflect certain BGC Class A common stock and BGC Holdings partnership units as follows: (a) any shares of BGC Class A common stock that may become issuable upon the conversion or exchange of any convertible or exchangeable debt securities that may in the future be sold under our shelf Registration Statement on Form S-3 (Registration No. 333-180331); (b) 25.3 million Preferred Units granted and outstanding to BGC Holdings partners (see “BGC Partners, Inc. Partnership Structure” herein); and (c) 45.5 million N Units granted and outstanding to BGC Holdings partners.
The diagram reflects BGC Class A common stock and BGC Holdings partnership unit activity from January 1, 2021 through June 30, 2021 as follows: (a) 17.5 million shares of BGC Class A common stock repurchased by us; (b) 8.3 million LPUs redeemed for Newmark employees and executives; (c) 6.8 million LPUs for vested N Units; (d) an aggregate of 5.7 million LPUs granted by BGC Holdings; (e) 4.7 million LPUs and FPUs redeemed or repurchased by us for cash; (f) 2.7 million LPUs forfeited; (g) 1.7 million shares of BGC Class A common stock issued for vested restricted stock units; (h) 1.5 million LPUs related to prior period adjustments; (i) 0.8 million shares of Class A common stock issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-169232), but not the 5.0 million of such shares remaining available for issuance by us under such Registration Statement; and (j) 9 thousand shares issued by us under our Dividend Reinvestment and Stock Purchase Plan shelf Registration Statement on Form S-3 (Registration No. 333-173109), but not the 9.3 million of such shares remaining available for issuance by us under shelf Registration Statement on Form S-3 (Registration No. 333-196999). No shares of BGC Class A common stock were sold by us during the six months ended June 30, 2021 under the March 2018 Sales Agreement pursuant to our Registration Statement on Form S-3 (Registration No. 333-223550) ($89.2 million of stock remains for sale by us under such sales agreement). As June 30, 2021, we have not issued any shares of BGC Class A common stock under our 2019 Form S-4 Registration Statement (Registration No. 333-233761).
Possible Corporate Conversion
The Company continues to explore a possible conversion into a simpler corporate structure. Our board and committees have hired advisors and are reviewing the potential structure and details of such conversion. Should the Company decide to move forward with a corporate conversion, it will continue to work with regulators, lenders, and rating agencies.
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
We also have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $0.4 million as of June 30, 2021. Investments in marketable securities carry a degree of risk, as there can be no assurance that the marketable securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of marketable securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in marketable securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in marketable securities. See Note 10—“Marketable Securities” and Note 12—“Derivatives” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these investments and related hedging activities.
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
The majority of the Company’s foreign currency exposure is related to the U.S. Dollar versus the British Pound and the Euro. While our international results of operations, as measured in U.S. Dollars, are subject to FX fluctuations, we do not consider the related risk to be material to our results of operations. For the financial assets and liabilities denominated in the British Pound and Euro, including foreign currency hedge positions related to these currencies, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. Dollar, holding all other assumptions constant. The analysis identified the worst case scenario as the U.S. Dollar strengthening against the Euro and weakening against the British Pound. If as of June 30, 2021, the U.S. Dollar had strengthened against the Euro and weakened against the British Pound by 10%, the currency movements would have had an aggregate negative impact on our net income of approximately $0.9 million.
Interest Rate Risk
BGC Partners had $1,243.2 million in fixed-rate debt outstanding as of June 30, 2021. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. In addition, as of June 30, 2021, BGC Partners had $188.7 million of net borrowings outstanding under its Revolving Credit Agreement. The interest rate on any borrowings under its Revolving Credit Agreement is based on LIBOR.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman of the Board and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman of the Board and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of June 30, 2021. Based on that evaluation, as a result of the material weakness in internal control over financial reporting described below, the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were not effective as of June 30, 2021.
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
As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2020, management identified the following control deficiencies that in combination constituted a material weakness in our internal control over financial reporting as of December 31, 2020:
•We did not design an effective control over wire payments in the U.K. to vendors, including taxing authorities. Specifically, we did not require independent validation of vendor banking details for wire payments where vendors had requested remittance be made to a different account than the one recorded within the vendor master listing.
•We did not operate an effective control in the U.K. to validate bank information to the vendor master listing when effecting wire payments.
•We did not design an effective control over the reconciliation of receipts and disbursements for certain U.K. partnerships in relation to partner related payments.
Remediation of Material Weakness
Our management, with the oversight of the Audit Committee of our Board of Directors, has taken immediate action to initiate a plan to remediate the material weakness previously identified and disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2020. The below remediation measures are designed to remediate the control deficiencies and enhance our overall internal control environment:
•Wire payments are not permitted to be made to vendor bank accounts other than from the master listing.
•Changes to bank details within the vendor master listing can only be made once an independent validation has been performed.
•Prior to the release of wire payments, the payee bank details are required to be validated to the vendor master listing by an independent department.
•A reconciliation of disbursements and payments to taxing authorities has been implemented with respect to certain U.K. partnerships.
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
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2021, there were no changes in our internal control over financial reporting, other than the remediation measures implemented as described above, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information required by this Item is set forth in Note 20—“Commitments, Contingencies and Guarantees” to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and under the heading “Derivative Suit” included in Part I, Item 2 of this Quarterly Report on Form 10-Q, Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated by reference herein.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The information required by this Item is set forth in Note 6— “Stock Transactions and Unit Redemptions” to the unaudited condensed consolidated financial statements included in of Part I, Item 1 of this Quarterly Report on Form 10-Q and in Part I, Item 2 of this Quarterly Report on Form 10-Q, Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated by reference herein.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
The information required by this Item is set forth under the heading "Liquidity and Capital Resources" included in Part I, Item 2 of this Quarterly Report on Form 10-Q, Management's Discussion and Analysis of Financial Condition and Results of Operations, and is incorporated by reference herein.

ITEM 6.    EXHIBITS
The exhibit index set forth below is incorporated by reference in response to this ITEM 6.

Exhibit Number	Exhibit Title

2.1
Agreement for the Sale and Purchase of the Share Capital of Ed Broking Group Limited and Besso Insurance Group Limited, Dated May 26, 2021, by and Among Tower Bridge (One) Limited, Ardonagh Specialty Holdings 2 Limited, The Ardonagh Group Limited and BGC Partners, Inc.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended June 30, 2021 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended June 30, 2021 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Partners, Inc.

/ S / HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

/ S / STEVEN BISGAY
Name:	Steven Bisgay
Title:	Chief Financial Officer
Date: August 6, 2021
[Signature page to the Quarterly Report on Form 10-Q for the period ended June 30, 2021 dated August 6, 2021.]