Form 10-Q
period 2021-09-30
BGC Partners, Inc.
filed 2021-11-08
CIK 1094831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On November 4, 2021, the registrant had 322,855,144 shares of Class A common stock, $0.01 par value, and 45,884,380 shares of Class B common stock, $0.01 par value, outstanding.

BGC PARTNERS, INC.

GLOSSARY OF TERMS, ABBREVIATIONS AND ACRONYMS
The following terms, abbreviations and acronyms are used to identify frequently used terms and phrases that may be used in this report:

TERM	DEFINITION

3.750% Senior Notes	The Company’s $300.0 million principal amount of 3.750% senior notes maturing on October 1, 2024 and issued on September 27, 2019

4.375% Senior Notes	The Company’s $300.0 million principal amount of 4.375% senior notes maturing on December 15, 2025 and issued on July 10, 2020

5.125% Senior Notes	The Company’s original $300.0 million principal amount of 5.125% senior notes which matured on May 27, 2021 and were issued on May 27, 2016, of which $44.0 million was redeemed through a cash tender offer by the Company on August 14, 2020

5.375% Senior Notes	The Company’s $450.0 million principal amount of 5.375% senior notes maturing on July 24, 2023 and issued on July 24, 2018

Adjusted Earnings	A non-GAAP financial measure used by the Company to evaluate financial performance, which primarily excludes (i) certain non-cash items and other expenses that generally do not involve the receipt or outlay of cash and do not dilute existing stockholders, and (ii) certain gains and charges that management believes do not best reflect the ordinary results of BGC

ADV	Average daily volume

Algomi	Algomi Limited, a wholly owned subsidiary of the Company, acquired on March 6, 2020

API	Application Programming Interface

April 2008 distribution rights shares	Cantor’s deferred stock distribution rights provided to current and former Cantor partners on April 1, 2008

Aqua	Aqua Securities L.P., an alternative electronic trading platform, which offers new pools of block liquidity to the global equities markets and is a 49%-owned equity method investment of the Company and 51% owned by Cantor

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

Audit Committee	Audit Committee of the Board

BEAT	Base Erosion and Anti-abuse Tax

Besso	Besso Insurance Group Limited, formerly a wholly owned subsidiary of the Company, acquired on February 28, 2017. Sold to The Ardonagh Group on November 1, 2021 as part of the Insurance Business Disposition

BGC	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

BGC or our Class A common stock	BGC Partners Class A common stock, par value $0.01 per share

BGC or our Class B common stock	BGC Partners Class B common stock, par value $0.01 per share

BGC Credit Agreement	Agreement between the Company and Cantor, dated March 19, 2018, that provides for each party or its subsidiaries to borrow up to $250.0 million, as amended on August 6, 2018 to increase the facility to $400.0 million

BGC Financial or BGCF	BGC Financial, L.P

BGC Global OpCo	BGC Global Holdings, L.P., an operating partnership, which is owned jointly by BGC and BGC Holdings and holds the non-U.S. businesses of BGC

TERM	DEFINITION

BGC Group	BGC, BGC Holdings, and BGC U.S. OpCo, and their respective subsidiaries (other than, prior to the Spin-Off, the Newmark Group), collectively

BGC Holdings	BGC Holdings, L.P., an entity owned by Cantor, Founding Partners, BGC employee partners and, after the Separation, Newmark employee partners

BGC Holdings Distribution	Pro-rata distribution, pursuant to the Separation and Distribution Agreement, by BGC Holdings to its partners of all of the exchangeable limited partnership interests of Newmark Holdings owned by BGC Holdings immediately prior to the distribution, completed on the Distribution Date

BGC OpCos	BGC U.S. OpCo and BGC Global OpCo, collectively

BGC Partners	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

BGC U.S. OpCo	BGC Partners, L.P., an operating partnership, which is owned jointly by BGC and BGC Holdings and holds the U.S. businesses of BGC

Board	Board of Directors of the Company

Brexit	Exit of the U.K. from the EU

Cantor	Cantor Fitzgerald, L.P. and, where applicable, its subsidiaries

Cantor group	Cantor and its subsidiaries other than BGC Partners; includes Newmark

Cantor units	Limited partnership interests of BGC Holdings or Newmark Holdings held by the Cantor group, which units are exchangeable into shares of BGC Class A common stock or BGC Class B common stock, or Newmark Class A common stock or Newmark Class B common stock, as applicable

CCRE	Cantor Commercial Real Estate Company, L.P.

CECL	Current Expected Credit Losses

CEO Program	Controlled equity offering program

CF&Co	Cantor Fitzgerald & Co., a wholly owned broker-dealer subsidiary of Cantor

CFGM	CF Group Management, Inc., the general partner of Cantor

CFS	Cantor Fitzgerald Securities, a wholly owned broker-dealer subsidiary of Cantor

CFTC	Commodity Futures Trading Commission

Charity Day	BGC’s annual event held on September 11th where employees of the Company raise proceeds for charity

Class B Issuance	Issuance by BGC of 10,323,366 and 712,907 shares of BGC Class B common stock to Cantor and CFGM, respectively, in exchange for an aggregate of 11,036,273 shares of BGC Class A common stock under the Exchange Agreement, completed on November 23, 2018

CLOB	Central Limit Order Book

CME	CME Group Inc., the company that acquired NEX in November 2018

Company	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

Company Debt Securities	The 5.125% Senior Notes, 5.375% Senior Notes, 3.750% Senior Notes, 4.375% Senior Notes and any future debt securities issued by the Company

Compensation Committee	Compensation Committee of the Board

Contribution Ratio	Equal to a BGC Holdings limited partnership interest multiplied by one, divided by 2.2 (or 0.4545)

TERM	DEFINITION

Converted Term Loan	BGC’s term loan in an aggregate principal amount of $400.0 million entered into on November 22, 2017 in conversion of its then-outstanding borrowings under its revolving credit facility, which Converted Term Loan was assumed by Newmark in connection with the Separation and was repaid on November 6, 2018

Corant	Corant Global Limited, BGC's former Insurance brokerage business

Corporate Conversion	The Company's exploration of converting its umbrella partnership C corporation (Up-C) into a simpler corporate structure

COVID-19	Coronavirus Disease 2019

CRD	Capital Requirements Directive

Credit Facility	A $150.0 million credit facility between the Company and an affiliate of Cantor entered into on April 21, 2017, which was terminated on March 19, 2018

CSC	CSC Commodities UK Limited

Distribution Date	November 30, 2018, the date that BGC and BGC Holdings completed the Spin-Off and the BGC Holdings Distribution, respectively

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

ECB	European Central Bank

Ed Broking	Ed Broking Group Limited, formerly a wholly owned subsidiary of the Company, acquired on January 31, 2019. Sold to The Ardonagh Group on November 1, 2021 as part of the Insurance Business Disposition

EMIR	European Market Infrastructure Regulation

EPS	Earnings Per Share

Equity Plan	Seventh Amended and Restated Long Term Incentive Plan, approved by the Company’s stockholders at the annual meeting of stockholders on June 22, 2016, proposed to be amended

ESG	Environmental, social and governance, including sustainability or similar items

eSpeed	Various assets comprising the Fully Electronic portion of the Company’s former benchmark on-the-run U.S. Treasury brokerage, market data and co-location service businesses, sold to Nasdaq on June 28, 2013

ETR	Effective Tax Rate

EU	European Union

Exchange Act	Securities Exchange Act of 1934, as amended

Exchange Agreement	A letter agreement by and between BGC Partners and Cantor and CFGM, dated June 5, 2015, that grants Cantor and CFGM the right to exchange shares of BGC Class A common stock into shares of BGC Class B common stock on a one-to-one basis up to the limits described therein

Exchange Ratio	Ratio by which a Newmark Holdings limited partnership interest can be exchanged for shares of Newmark Class A or Class B common stock

FASB	Financial Accounting Standards Board

FCA	Financial Conduct Authority of the U.K.

FCM	Futures Commission Merchant

TERM	DEFINITION
February 2012 distribution rights shares	Cantor’s deferred stock distribution rights provided to current and former Cantor partners on February 14, 2012

Fenics	BGC’s group of electronic brands, offering a number of market infrastructure and connectivity services, Fully Electronic marketplaces, and the Fully Electronic brokerage of certain products that also may trade via Voice and Hybrid execution, including market data and related information services, Fully Electronic brokerage, connectivity software, compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions; includes Fenics Growth Platforms and Fenics Markets

Fenics Growth Platforms	Includes Fenics UST, Fenics GO, Lucera, Fenics FX and other newer standalone platforms

Fenics Integrated	Includes businesses that utilize sufficient levels of technology such that significant amounts of their transactions can be, or are, executed without broker intervention and have expected pre-tax margins of at least 25%

Fenics Markets	Includes the Fully Electronic portions of BGC’s brokerage businesses, data, software and post-trade revenues that are unrelated to Fenics Growth Platforms, as well as Fenics Integrated revenues

FINRA	Financial Industry Regulatory Authority

FMX	BGC's combined U.S. Treasury and Futures electronic marketplace

Founding Partners	Individuals who became limited partners of BGC Holdings in the mandatory redemption of interests in Cantor in connection with the 2008 separation and merger of Cantor’s BGC division with eSpeed, Inc. (provided that members of the Cantor group and Howard W. Lutnick (including any entity directly or indirectly controlled by Mr. Lutnick or any trust with respect to which he is a grantor, trustee or beneficiary) are not founding partners) and became limited partners of Newmark Holdings in the Separation

Founding/Working Partners	Holders of FPUs

FPUs	Founding/Working Partners units in BGC Holdings or Newmark Holdings that are generally redeemed upon termination of employment

Freedom	Freedom International Brokerage Company, a 45%-owned equity method investment of the Company

Fully Electronic	Broking transactions intermediated on a solely electronic basis rather than by Voice or Hybrid broking

Futures Exchange Group	CFLP CX Futures Exchange Holdings, LLC, CFLP CX Futures Exchange Holdings, L.P., CX Futures Exchange Holdings, LLC, CX Clearinghouse Holdings, LLC, CX Futures Exchange, L.P. and CX Clearinghouse, L.P.

Futures Transaction	The sale to BGC of Cantor’s futures exchange and related clearinghouse

FX	Foreign exchange

GDPR	General Data Protection Regulation

GFI	GFI Group Inc., a wholly owned subsidiary of the Company, acquired on January 12, 2016

GFI Merger	Acquisition of GFI by a wholly owned subsidiary of the Company pursuant to the GFI Merger Agreement, completed on January 12, 2016 after BGC’s acquisition of Jersey Partners, Inc., GFI’s largest shareholder

GFI Merger Agreement	Agreement in connection with the GFI Merger, dated December 22, 2015

GILTI	Global Intangible Low-Taxed Income

Ginga Petroleum	Ginga Petroleum (Singapore) Pte Ltd, a wholly owned subsidiary of the Company, acquired on March 12, 2019

GUI	Graphical User Interface

TERM	DEFINITION
HDUs	LPUs with capital accounts, which are liability awards recorded in “Accrued compensation” in the Company’s statements of financial condition

Hybrid	Broking transactions executed by brokers and involving some element of Voice broking and electronic trading

ICAP	ICAP plc, a part of TP ICAP group, and a leading markets operator and provider of execution and information services

ICE	Intercontinental Exchange

IMO	Initial Margin Optimization

Incentive Plan	The Company’s Second Amended and Restated Incentive Bonus Compensation Plan, approved by the Company’s stockholders at the annual meeting of stockholders on June 6, 2017

Insurance brokerage business	The insurance brokerage business of BGC, including Corant, Ed Broking, Besso, Piiq Risk Partners, Junge, Cooper Gay, Global Underwriting and Episilon, which business was sold to The Ardonagh Group on November 1, 2021

Insurance Business Disposition	The sale of the Insurance brokerage business for $534.9 million in gross cash proceeds after closing adjustments, subject to limited post-closing adjustments, completed on November 1, 2021

Investment in Newmark	Purchase of 16.6 million Newmark Holdings limited partnership units for $242.0 million by BGC Partners and BGC U.S. OpCo on March 7, 2018

LCH	London clearing house

Legacy BGC Holdings Units	BGC Holdings LPUs outstanding immediately prior to the Separation

Legacy Newmark Holdings Units	Newmark Holdings LPUs issued in connection with the Separation

LGD	Loss Given Default

LIBOR	London Interbank Offering Rate

LPUs	Certain limited partnership units in BGC Holdings or Newmark Holdings held by certain employees of BGC Partners or Newmark and other persons who have provided services to BGC Partners or Newmark, which units may include APSIs, APSUs, AREUs, ARPSUs, HDUs, U.K. LPUs, N Units, PLPUs, PPSIs, PPSUs, PSEs, PSIs, PSUs, REUs, and RPUs, along with future types of limited partnership units in BGC Holdings or Newmark Holdings

Lucera	A wholly owned subsidiary of the Company, also known as “LFI Holdings, LLC” or “LFI,” is a software defined network offering the trading community direct connectivity

March 2018 Sales Agreement	CEO sales agreement, by and between the Company and CF&Co, dated March 9, 2018, pursuant to which the Company could offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock, which agreement expired in September 2021

MEA	Middle East and Africa region

MiFID II	Markets in Financial Instruments Directive II, a legislative framework instituted by the EU to regulate financial markets and improve protections for investors by increasing transparency and standardizing regulatory disclosures

Mint Brokers	A wholly owned subsidiary of the Company, acquired on August 19, 2010, registered as an FCM with both the CFTC and the NFA

Nasdaq	Nasdaq, Inc., formerly known as NASDAQ OMX Group, Inc.

NDF	Non-deliverable forwards

Newmark	Newmark Group, Inc. (NASDAQ symbol: NMRK), a publicly traded and former majority-owned subsidiary of BGC until the Distribution Date, and, where applicable, its consolidated subsidiaries

TERM	DEFINITION
Newmark Class A common stock	Newmark Group Class A common stock, par value $0.01 per share

Newmark Class B common stock	Newmark Group Class B common stock, par value $0.01 per share

Newmark Group	Newmark, Newmark Holdings, and Newmark OpCo and their respective subsidiaries, collectively

Newmark Holdings	Newmark Holdings, L.P.

Newmark IPO	Initial public offering of 23 million shares of Newmark Class A common stock by Newmark at a price of $14.00 per share in December 2017

Newmark OpCo	Newmark Partners, L.P., an operating partnership, which is owned jointly by Newmark and Newmark Holdings and holds the business of Newmark

NYAG	New York Attorney General’s Office

NEX	NEX Group plc, an entity formed in December 2016, formerly known as ICAP

NFA	National Futures Association

Non-GAAP	A financial measure that differs from the most directly comparable measure calculated and presented in accordance with U.S. GAAP, such as Adjusted Earnings and Adjusted EBITDA

N Units	Non-distributing partnership units of BGC Holdings or Newmark Holdings that may not be allocated any item of profit or loss, and may not be made exchangeable into shares of Class A common stock, including NREUs, NPREUs, NLPUs, NPLPUs, NPSUs, and NPPSUs

OCI	Other comprehensive income (loss), including gains and losses on cash flow and net investment hedges, unrealized gains and losses on available for sale securities (in periods prior to January 1, 2018), certain gains and losses relating to pension and other retirement benefit obligations and foreign currency translation adjustments

OECD	Organization for Economic Cooperation and Development

OTC	Over-the-Counter

OTF	Organized Trading Facility, a regulated execution venue category introduced by MiFID II

PCD assets	Purchased financial assets with deterioration in credit quality since origination

PD	Probability of Default

Period Cost Method	Treatment of taxes associated with the GILTI provision as a current period expense when incurred rather than recording deferred taxes for basis differences

Poten & Partners	Poten & Partners Group, Inc., a wholly owned subsidiary of the Company, acquired on November 15, 2018

Preferred Distribution	Allocation of net profits of BGC Holdings or Newmark Holdings to holders of Preferred Units, at a rate of either 0.6875% (i.e., 2.75% per calendar year) or such other amount as set forth in the award documentation

Preferred Units	Preferred partnership units in BGC Holdings or Newmark Holdings, such as PPSUs, which are settled for cash, rather than made exchangeable into shares of Class A common stock, are only entitled to a Preferred Distribution, and are not included in BGC’s or Newmark’s fully diluted share count

Real Estate L.P.	CF Real Estate Finance Holdings, L.P., a commercial real estate-related financial and investment business controlled and managed by Cantor, of which Newmark owns a minority interest

Real GDP	Real Gross Domestic Product is a macroeconomic measure of the value of economic output adjusted for price changes (i.e. inflation or deflation), which transforms the money-value measure, nominal GDP, into an index for quantity of total output

Record Date	Close of business on November 23, 2018, in connection with the Spin-Off

TERM	DEFINITION

Repurchase Agreements	Securities sold under agreements to repurchase that are recorded at contractual amounts, including interest, and accounted for as collateralized financing transactions

Revolving Credit Agreement	The Company’s unsecured senior revolving credit facility with Bank of America, N.A., as administrative agent, and a syndicate of lenders, dated as of November 28, 2018, that provides for a maximum revolving loan balance of $350.0 million, bearing interest at either LIBOR or a defined base rate plus additional margin, amended on December 11, 2019 to extend the maturity date to February 26, 2021 and further amended on February 26, 2020 to extend the maturity date to February 26, 2023

ROU	Right-of-Use

RSUs	BGC or Newmark unvested restricted stock units, payable in shares of BGC Class A common stock or Newmark Class A common stock, respectively, held by certain employees of BGC Partners or Newmark and other persons who have provided services to BGC Partners or Newmark, or issued in connection with certain acquisitions

SaaS	Software as a Service

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

SEF	Swap Execution Facility

Separation	Principal corporate transactions pursuant to the Separation and Distribution Agreement, by which BGC, BGC Holdings and BGC U.S. OpCo and their respective subsidiaries (other than the Newmark Group) transferred to Newmark, Newmark Holdings and Newmark OpCo and their respective subsidiaries the assets and liabilities of the BGC Group relating to BGC’s real estate services business, and related transactions, including the distribution of Newmark Holdings units to holders of units in BGC Holdings and the assumption and repayment of certain BGC indebtedness by Newmark

Separation and Distribution Agreement	Separation and Distribution Agreement, by and among the BGC Group, the Newmark Group, Cantor and BGC Global OpCo, originally entered into on December 13, 2017, as amended on November 8, 2018 and amended and restated on November 23, 2018

SMCR	Senior Managers Certification Regime

SPAC	Special Purpose Acquisition Company

SPAC Investment Banking Activities	Aurel’s investment banking activities with respect to special purpose acquisition companies

Spin-Off	Pro-rata distribution, pursuant to the Separation and Distribution Agreement, by BGC to its stockholders of all the shares of common stock of Newmark owned by BGC Partners immediately prior to the Distribution Date, with shares of Newmark Class A common stock distributed to the holders of shares of BGC Class A common stock (including directors and executive officers of BGC Partners) of record on the Record Date, and shares of Newmark Class B common stock distributed to the holders of shares of BGC Class B common stock (Cantor and CFGM) of record on the Record Date, completed on the Distribution Date

Tax Act	Tax Cuts and Jobs Act enacted on December 22, 2017

Term Loan	BGC’s term loan in an aggregate principal amount of $575.0 million under a credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, dated as of September 8, 2017, as amended, which Term Loan was assumed by Newmark in connection with the Separation and repaid on March 31, 2018

The Ardonagh Group	The Ardonagh Group Limited; the U.K.'s largest independent insurance broker and purchaser of BGC's Insurance brokerage business completed on November 1, 2021

Tower Bridge	Tower Bridge International Services L.P., a subsidiary of the Company, which is 52%-owned by the Company and 48%-owned by Cantor

TP ICAP	TP ICAP plc, an entity formed in December 2016, formerly known as Tullett

TERM	DEFINITION
Tullett	Tullett Prebon plc, a part of TP ICAP group and an interdealer broker, primarily operating as an intermediary in the wholesale financial and energy sectors

U.K.	United Kingdom

U.S. GAAP or GAAP	Generally Accepted Accounting Principles in the United States of America

UBT	Unincorporated Business Tax

VIE	Variable Interest Entity

Voice	Voice-only broking transactions executed by brokers over the telephone

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
•macroeconomic and other challenges and uncertainties resulting from the coronavirus ("COVID-19") pandemic, including any successive waves or variants of the virus, the potential effects of the interplay between the virus and the upcoming flu season or the emergence of another pandemic, as the extent and duration of the impact on public health, including the distribution of effective vaccines, public acceptance of the vaccines, and governmental and public reactions thereto, including the adoption of vaccine mandates and of vaccine passport requirements by governmental authorities or private operators of public spaces, the U.S. and global economies, financial and insurance markets and consumer and corporate clients and customers, including economic activity, employment levels and market liquidity, as well as the various actions taken in response to the challenges and uncertainties by governments, central banks and others, including us;
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
•Our recent sale of our Insurance brokerage business and the impact of such transaction on our financial results;
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
•the impact of any Corporate Conversion, restructuring or similar transactions on our ability to enter into marketing and strategic alliances and business combinations or other transactions in the financial services and other industries, including acquisitions, tender offers, dispositions, reorganizations, partnering opportunities and joint ventures, the failure to consummate or to realize the anticipated benefits of any such transactions, relationships or growth, including the sale of our Insurance brokerage business to The Ardonagh Group, and the future impact of any such transactions, relationships or growth on our other businesses and our financial results for current or future periods, the integration of any completed acquisitions and the use of proceeds of any completed dispositions, and the value of and any hedging entered into in connection with consideration received or to be received in connection with such dispositions and any transfers thereof;
•our estimates or determinations of potential value with respect to various assets or portions of our businesses, such as Fenics, including with respect to the accuracy of the assumptions or the valuation models or multiples used;
•our dependence upon our key employees, our ability to build out successful succession plans, and the impact of any absence due to illness or leave of any such key employees, as well as the competing demands on the time of certain of our executive officers who also provide services to Cantor, Newmark and various other ventures and investments sponsored by Cantor;
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except per share data)
(unaudited)

	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$450,830	$596,291
Cash segregated under regulatory requirements	19,059	257,115
Securities owned	37,430	58,572
Marketable securities	348	349
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	1,818,893	304,022
Accrued commissions and other receivables, net	322,250	739,009
Loans, forgivable loans and other receivables from employees and partners, net	375,982	408,142
Fixed assets, net	199,349	216,024
Investments	30,782	38,008
Goodwill	486,885	556,211
Other intangible assets, net	212,048	287,157
Receivables from related parties	6,124	11,915
Other assets	452,841	480,427
Assets held for sale	1,002,786	—
Total assets	$5,415,607	$3,953,242
Liabilities, Redeemable Partnership Interest, and Equity
Short-term borrowings	$3,677	$3,849
Repurchase agreements	2,997	—
Accrued compensation	169,183	220,726
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	1,662,463	179,721
Payables to related parties	93,560	36,921
Accounts payable, accrued and other liabilities	627,994	1,364,119
Notes payable and other borrowings	1,352,531	1,315,935
Liabilities held for sale	799,366	—
Total liabilities	4,711,771	3,121,271
Commitments, contingencies and guarantees (Note 20)
Redeemable partnership interest	18,671	20,674
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 750,000 shares authorized; 426,015 and 373,545 shares issued at September 30, 2021 and December 31, 2020, respectively; and 333,408 and 323,018 shares outstanding at September 30, 2021 and December 31, 2020, respectively	4,260	3,735
Class B common stock, par value $0.01 per share; 150,000 shares authorized; 45,884 shares issued and outstanding at each of September 30, 2021 and December 31, 2020, convertible into Class A common stock	459	459
Additional paid-in capital	2,421,098	2,375,113
Treasury stock, at cost: 92,607 and 50,527 shares of Class A common stock at September 30, 2021 and December 31, 2020, respectively	(513,963)	(315,313)
Retained deficit	(1,244,718)	(1,280,828)
Accumulated other comprehensive income (loss)	(36,232)	(28,930)
Total stockholders’ equity	630,904	754,236
Noncontrolling interest in subsidiaries	54,261	57,061
Total equity	685,165	811,297
Total liabilities, redeemable partnership interest, and equity	$5,415,607	$3,953,242
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Commissions	$367,016	$352,027	$1,192,004	$1,190,522
Principal transactions	73,997	65,182	254,757	277,946
Fees from related parties	3,470	8,814	11,500	20,897
Data, software and post-trade	22,238	21,523	65,826	61,060
Interest and dividend income	3,042	2,418	17,535	13,115
Other revenues	3,984	5,078	12,151	13,795
Total revenues	473,747	455,042	1,553,773	1,577,335
Expenses:
Compensation and employee benefits	257,604	244,648	836,533	873,691
Equity-based compensation and allocations of net income to limited partnership units and FPUs	78,490	33,007	170,275	103,030
Total compensation and employee benefits	336,094	277,655	1,006,808	976,721
Occupancy and equipment	46,049	45,924	141,598	145,074
Fees to related parties	5,674	7,728	15,574	18,590
Professional and consulting fees	16,836	15,755	53,071	55,839
Communications	29,305	30,097	89,891	91,165
Selling and promotion	9,586	5,942	25,692	31,338
Commissions and floor brokerage	15,908	12,933	48,145	45,730
Interest expense	16,735	19,665	53,268	54,796
Other expenses	24,614	28,367	64,423	67,445
Total expenses	500,801	444,066	1,498,470	1,486,698
Other income (losses), net:
Gains (losses) on divestitures and sale of investments	92	(9)	60	(9)
Gains (losses) on equity method investments	1,816	1,527	4,605	3,669
Other income (loss)	4,513	4,779	11,783	(107)
Total other income (losses), net	6,421	6,297	16,448	3,553
Income (loss) from operations before income taxes	(20,633)	17,273	71,751	94,190
Provision (benefit) for income taxes	(6,692)	8,558	7,056	28,032
Consolidated net income (loss)	$(13,941)	$8,715	$64,695	$66,158
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	(2,539)	(135)	17,141	17,067
Net income (loss) available to common stockholders	$(11,402)	$8,850	$47,554	$49,091
Per share data:
Basic earnings (loss) per share
Net income (loss) available to common stockholders	$(11,402)	$8,850	$47,554	$49,091
Basic earnings (loss) per share	$(0.03)	$0.02	$0.12	$0.14
Basic weighted-average shares of common stock outstanding	387,121	363,244	382,161	360,629
Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$(11,402)	$8,850	$56,033	$71,609
Fully diluted earnings (loss) per share	$(0.03)	$0.02	$0.12	$0.13
Fully diluted weighted-average shares of common stock outstanding	387,121	364,602	452,083	544,475
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Consolidated net income (loss)	$(13,941)	$8,715	$64,695	$66,158
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(6,900)	8,190	(8,797)	(8,375)
Benefit plans	498	—	301	2,236
Total other comprehensive income (loss), net of tax	(6,402)	8,190	(8,496)	(6,139)
Comprehensive income (loss)	(20,343)	16,905	56,199	60,019
Less: Comprehensive income (loss) attributable to noncontrolling interest in subsidiaries, net of tax	(3,314)	890	15,947	17,231
Comprehensive income (loss) attributable to common stockholders	$(17,029)	$16,015	$40,252	$42,788
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$64,695	$66,158
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Fixed asset depreciation and intangible asset amortization	63,550	64,081
Employee loan amortization and reserves on employee loans	45,746	42,733
Equity-based compensation and allocations of net income to limited partnership units and FPUs	170,275	103,030
Deferred compensation expense	321	502
Losses (gains) on equity method investments	(4,671)	(966)
Realized losses (gains) on marketable securities	—	(289)
Unrealized losses (gains) on marketable securities	1	(24)
Loss (gains) on other investments	(67)	1,036
Amortization of discount (premium) on notes payable	2,838	3,204
Impairment of fixed assets, intangible assets and investments	3,893	5,591
Deferred tax provision (benefit)	(4,984)	6,798
Change in estimated acquisition earn-out payables	2,013	1,172
Forfeitures of Class A common stock	(553)	—
Other	(4,178)	3,643
Consolidated net income (loss), adjusted for non-cash and non-operating items	338,879	296,669
Decrease (increase) in operating assets:
Securities owned	21,039	(1,078)
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(1,517,376)	(588,483)
Accrued commissions receivable, net	(80,883)	91,814
Loans, forgivable loans and other receivables from employees and partners, net	(25,821)	(135,874)
Receivables from related parties	4,749	(3,664)
Other assets	(15,409)	(15,107)
Increase (decrease) in operating liabilities:
Repurchase agreements	2,997	2,089
Securities loaned	—	(13,902)
Accrued compensation	(24,761)	1,656
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	1,483,416	571,266
Payables to related parties	59,073	(26,145)
Accounts payable, accrued and other liabilities	60,218	(39,684)
Net cash provided by (used in) operating activities	$306,121	$139,557

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(8,046)	$(28,586)
Capitalization of software development costs	(31,707)	(41,076)
Purchase of equity method investments	(870)	(1,103)
Proceeds from equity method investments	9,932	1,650
Payments for acquisitions, net of cash and restricted cash acquired	—	(7,871)
Proceeds from sale of marketable securities	—	14,237
Purchase of assets	—	(2,000)
Net cash provided by (used in) investing activities	$(30,691)	$(64,749)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt and collateralized borrowings	$(264,669)	$(354,353)
Issuance of long-term debt and collateralized borrowings, net of deferred issuance costs	298,427	524,551
Earnings distributions to limited partnership interests and other noncontrolling interests	(42,929)	(63,109)
Redemption and repurchase of limited partnership interests	(79,183)	(11,899)
Dividends to stockholders	(11,444)	(56,814)
Repurchase of Class A common stock	(227,052)	(6)
Proceeds from sale of Cantor Units in BGC Holdings	5,145	—
Pre-acquisition cash capital contribution to Futures Exchange Group	3,845	—
Acquisition of Futures Exchange Group	(9,022)	—
Payments on acquisition earn-outs	(11,199)	(8,540)
Net cash provided by (used in) financing activities	$(338,081)	$29,830
Effect of exchange rate changes on Cash and cash equivalents and Cash segregated under regulatory requirements	(5,507)	(6,197)
Net increase (decrease) in Cash and cash equivalents, and Cash segregated under regulatory requirements including Cash and Cash segregated under regulatory requirements classified within Assets held for sale	(68,158)	98,441
Less: Net increase (decrease) in cash classified within Assets held for sale	(315,359)	—
Net increase (decrease) in Cash and cash equivalents, and Cash segregated under regulatory requirements	(383,517)	98,441
Cash and cash equivalents and Cash segregated under regulatory requirements at beginning of period	853,406	640,838
Cash and cash equivalents and Cash segregated under regulatory requirements at end of period	$469,889	$739,279
Supplemental cash information:
Cash paid during the period for taxes	$33,055	$30,043
Cash paid during the period for interest	51,026	48,036
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$145,680	$1,029
Issuance of Class A and contingent Class A common stock and limited partnership interests for acquisitions	1,160	1,377
ROU assets and liabilities	2,947	17,628
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended September 30, 2021
(in thousands, except share amounts)
(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, July 1, 2021	$4,169	$459	$2,392,508	$(406,701)	$(1,229,498)	$(30,605)	$64,028	$794,360
Consolidated net income (loss)	—	—	—	—	(11,402)	—	(2,539)	(13,941)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(5,627)	(775)	(6,402)
Equity-based compensation, 213,459 shares	2	—	4,870	—	—	—	1,633	6,505
Dividends to common stockholders	—	—	—	—	(3,818)	—	—	(3,818)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	2,771	2,771
Grant of exchangeability and redemption of limited partnership interests, issuance of 8,446,093 shares	85	—	30,054	—	—	—	12,762	42,901
Issuance of Class A common stock (net of costs), 100,128 shares	1	—	640	—	—	—	3	644
Redemption of FPUs, 56,730 units	—	—	—	—	—	—	(212)	(212)
Repurchase of Class A common stock, 24,432,718 shares	—	—	—	(107,030)	—	—	(19,761)	(126,791)
Forfeiture of Class A common stock, 56,423 shares	—	—	44	(232)	—	—	(35)	(223)
Contributions of capital to and from Cantor for equity-based compensation	—	—	(1,706)	—	—	—	(575)	(2,281)
Grant of exchangeability, redemption of limited partnership interests and issuance of Class A common stock and RSUs for acquisitions, 342,162 shares	3	—	2,278	—	—	—	(1,634)	647
Acquisition of Futures Exchange Group	—	—	(7,616)	—	—	—	(1,406)	(9,022)
Other	—	—	26	—	—	—	1	27
Balance, September 30, 2021	$4,260	$459	$2,421,098	$(513,963)	$(1,244,718)	$(36,232)	$54,261	$685,165

BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2021
(in thousands, except share amounts)
(unaudited)

	BGC Partners, Inc. Stockholders						Noncontrolling Interest in Subsidiaries	Total
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2021	$3,735	$459	$2,375,113	$(315,313)	$(1,280,828)	$(28,930)	$57,061	$811,297
Consolidated net income (loss)	—	—	—	—	47,554	—	17,141	64,695
Other comprehensive income (loss), net of tax	—	—	—	—	—	(7,302)	(1,194)	(8,496)
Equity-based compensation, 1,940,975 shares	19	—	9,434	—	—	—	3,711	13,164
Dividends to common stockholders	—	—	—	—	(11,444)	—	—	(11,444)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(8,634)	(8,634)
Grant of exchangeability and redemption of limited partnership interests, issuance of 49,033,008 shares	491	—	47,794	—	—	—	37,400	85,685
Issuance of Class A common stock (net of costs), 366,043 shares	4	—	1,302	—	—	—	11	1,317
Redemption of FPUs, 718,434 units	—	—	—	—	—	—	(339)	(339)
Repurchase of Class A common stock, 41,939,724 shares	—	—	—	(198,002)	—	—	(36,572)	(234,574)
Forfeiture of Class A common stock, 140,188 shares	—	—	181	(648)	—	—	(86)	(553)
Contributions of capital to and from Cantor for equity-based compensation	—	—	(15,849)	—	—	—	(12,722)	(28,571)
Grant of exchangeability, redemption of limited partnership interests and issuance of Class A common stock and RSUs for acquisitions, 1,129,630 shares	11	—	6,315	—	—	—	(5,166)	1,160
Cantor purchase of Cantor units from BGC Holdings upon redemption of FPUs, 2,768,060 units	—	—	—	—	—	—	5,145	5,145
Acquisition of Futures Exchange Group	—	—	(7,616)	—	—	—	(1,406)	(9,022)
Other	—	—	4,424	—	—	—	(89)	4,335
Balance, September 30, 2021	$4,260	$459	$2,421,098	$(513,963)	$(1,244,718)	$(36,232)	$54,261	$685,165

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Dividends declared per share of common stock	$0.01	$0.01	$0.03	$0.16
Dividends declared and paid per share of common stock	$0.01	$0.01	$0.03	$0.16
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three and Nine Months Ended September 30, 2020
(in thousands, except share amounts)
(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, July 1, 2020	$3,638	$459	$2,329,304	$(315,308)	$(1,278,419)	$(46,570)	$55,849	$748,953
Consolidated net income (loss)	—	—	—	—	8,850	—	(135)	8,715
Other comprehensive gain, net of tax	—	—	—	—	—	7,165	1,025	8,190
Equity-based compensation, 114,967 shares	1	—	2,701	—	—	—	1,297	3,999
Dividends to common stockholders	—	—	—	—	(3,604)	—	—	(3,604)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(3,142)	(3,142)
Grant of exchangeability and redemption of limited partnership interests, issuance of 1,746,526 shares	17	—	5,660	—	—	—	3,854	9,531
Issuance of Class A common stock (net of costs), 91,034 shares	1	—	233	—	—	—	6	240
Redemption of FPUs, 26,594 units	—	—	—	—	—	—	(32)	(32)
Repurchase of Class A common stock, 2,259 shares	—	—	—	(5)	—	—	(1)	(6)
Contributions of capital to and from Cantor for equity-based compensation	—	—	85	—	—	—	52	137
Issuance of Class A common stock and RSUs for acquisitions, 41,593 shares	1	—	84	—	—	—	(106)	(21)
Other	—	—	416	—	—	—	(131)	285
Balance, September 30, 2020	$3,658	$459	$2,338,483	$(315,313)	$(1,273,173)	$(39,405)	$58,536	$773,245

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2020	$3,584	$459	$2,289,064	$(315,308)	$(1,264,567)	$(33,102)	$48,976	$729,106
Consolidated net income (loss)	—	—	—	—	49,091	—	17,067	66,158
Other comprehensive income (loss), net of tax	—	—	—	—	—	(6,303)	164	(6,139)
Equity-based compensation, 914,641 shares	9	—	6,631	—	—	—	3,176	9,816
Dividends to common stockholders	—	—	—	—	(56,814)	—	—	(56,814)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(28,285)	(28,285)
Grant of exchangeability and redemption of limited partnership interests, issuance of 5,820,715 shares	58	—	31,785	—	—	—	16,443	48,286
Issuance of Class A common stock (net of costs), 339,617 shares	4	—	5,155	—	—	—	77	5,236
Redemption of FPUs, 27,844 units	—	—	—	—	—	—	(34)	(34)
Repurchase of Class A common stock, 2,259 shares	—	—	—	(5)	—	—	(1)	(6)
Contributions of capital to and from Cantor for equity-based compensation	—	—	849	—	—	—	593	1,442
Issuance of Class A common stock and RSUs for acquisitions, 327,028 shares	3	—	1,305	—	—	—	69	1,377
Cumulative effect of current expected credit losses standard adoption	—	—	—	—	(883)		(417)	(1,300)
Other	—	—	3,694	—	—	—	708	4,402
Balance, September 30, 2020	$3,658	$459	$2,338,483	$(315,313)	$(1,273,173)	$(39,405)	$58,536	$773,245
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
On July 30, 2021 the Company completed the purchase of the Futures Exchange Group for a purchase price of $4.9 million at closing, plus the cash held at closing by the Futures Exchange Group, and an earn-out, only payable out of the

Company's portion of the profits of the Futures Exchange Group, capped at the amount Cantor contributed to the Futures Exchange Group prior to closing.
The Futures Exchange Group acquisition has been determined to be a combination of entities under common control that resulted in a change in the reporting entity. Accordingly, the financial results of the Company have been recast to include the financial results of the Futures Exchange Group in the current and prior periods as if the Futures Exchange Group had always been consolidated. The assets and liabilities of the Futures Exchange Group have been recorded in the Company's consolidated statements of financial condition at the seller's historical carrying value. The purchase of the Futures Exchange Group was accounted for as an equity transaction for the period ended September 30, 2021 (the period in which the transaction occurred).
The following tables summarize the impact of the Futures Exchange Group acquisition to the Company's unaudited condensed consolidated statement of financial condition as of December 31, 2020, and to the Company's unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2020 (in thousands, except per share amounts):

	December 31, 2020
	As Previously Reported	Retrospective Adjustments	As Adjusted
Total assets	$3,949,300	$3,942	$3,953,242
Total liabilities	3,120,397	874	3,121,271
Total equity	808,229	3,068	811,297
Total liabilities, redeemable partnership interest, and equity	3,949,300	3,942	3,953,242

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	As Previously Reported	Retrospective Adjustments	As Adjusted	As Previously Reported	Retrospective Adjustments	As Adjusted
Income (loss) from operations before income taxes	$18,462	$(1,189)	$17,273	$97,378	$(3,188)	$94,190
Consolidated net income (loss)	9,904	(1,189)	8,715	69,346	(3,188)	66,158
Net income (loss) attributable to noncontrolling interest in subsidiaries	251	(386)	(135)	18,100	(1,033)	17,067
Net income (loss) available to common stockholders	9,653	(803)	8,850	51,246	(2,155)	49,091
Basic earnings (loss) per share	0.03	(0.01)	0.02	0.14	—	0.14
Diluted earnings (loss) per share	0.03	(0.01)	0.02	0.14	(0.01)	0.13
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
Refer to Note 4—“Assets and Liabilities Held for Sale” for detailed information on the held for sale activities reported in the Company's unaudited condensed consolidated statements of financial condition as of September 30, 2021.
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
As a result of the Separation, limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time who held a BGC Holdings limited partnership interest received a corresponding Newmark Holdings limited partnership interest, determined by the Contribution Ratio, which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2, divided by the Exchange Ratio. Initially, the Exchange Ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the Exchange Ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. The Exchange Ratio as of September 30, 2021 equaled 0.9339.
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
3.    Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, see Note 3—“Summary of Significant Accounting Policies,” in its consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020. During the nine months ended September 30, 2021, there were no significant changes made to the Company’s significant accounting policies.
4.    Assets and Liabilities Held For Sale
On May 26, 2021, the Company entered into an agreement to sell its Insurance brokerage business to The Ardonagh Group, subject to receipt of the required regulatory approvals and satisfaction of other closing conditions and approval, for $500 million of cash consideration, subject to adjustments for working capital and other certain closing adjustments. As of September 30, 2021, the Company’s Insurance brokerage business continued to meet the criteria to be classified as held for sale. As the business still met this criteria, the Company is required to record the respective assets and liabilities at the lower of carrying value or fair value less any costs to sell, and present the related assets and liabilities as separate line items in the unaudited condensed consolidated statements of financial condition.
The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in the Company’s unaudited condensed consolidated statements of financial condition as of September 30, 2021:

September 30, 2021
Accrued commissions and other receivables, net	$497,845
Cash segregated under regulatory requirements	278,785
Goodwill	68,978
Other intangible assets, net [1]	55,562
Other assets	38,903
Cash and cash equivalents	36,574
Loans, forgivable loans and other receivables from employees and partners, net	13,931
Fixed assets, net[1]	9,179
Other	3,029
Total assets held for sale	$1,002,786

Accounts payable, accrued and other liabilities	$784,456
Accrued compensation	14,910
Total liabilities held for sale	$799,366
__________________________
1Depreciation and amortization expenses were not recorded during the period in which the Insurance brokerage business is classified as held for sale under FASB interpretation.
No impairment charge was recorded for the three and nine months ended September 30, 2021 as the carrying amount of the net assets was less than the fair value less costs to sell. Fair value was determined based on the sales price in the sales and purchase agreement. Further, the sale of the business did not represent a strategic shift that would have a major effect on operations and financial results and was, therefore, not classified as discontinued operations.
5.    Acquisitions

Futures Exchange Group
On July 30, 2021, the Company completed the purchase of the Futures Exchange Group for a purchase price of $4.9 million at closing, plus the cash held at closing by the Futures Exchange Group, and an earn-out, only payable out of the Company's portion of the profits of the Futures Exchange Group, capped at the amount Cantor contributed to the Futures Exchange Group prior to closing. For additional information, see Note 1—"Organization and Basis of Presentation."
Algomi
On March 6, 2020, the Company completed the acquisition of Algomi, a software company operating under a SaaS model that provides technology to bond market participants to improve their workflow and liquidity by data aggregation, pre-trade information analysis, and execution facilitation.
Other Acquisitions
During the year ended December 31, 2020, the Company completed several smaller acquisitions. The aggregate consideration paid for these acquisitions was not material to the Company’s unaudited condensed consolidated financial statements. There was no other acquisition completed by the Company for the nine months ended September 30, 2021.
Total Consideration
The total consideration for acquisitions during the nine months ended September 30, 2021 was $4.9 million in in cash, plus the cash held at closing, to Cantor for the Futures Exchange Group acquisition, and an earn-out payable out of the Company's portion of the profits of the Futures Exchange Group, capped at the amount Cantor contributed to the Futures Exchange Group prior to closing. There was no other consideration paid during the nine months ended September 30, 2021.
The total consideration for acquisitions during the year ended December 31, 2020 was approximately $9.6 million in total fair value which was paid in cash. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of approximately $2.8 million.
Except where otherwise noted, the results of operations of the Company’s acquisitions have been included in the Company’s unaudited condensed consolidated financial statements subsequent to their respective dates of acquisition. The Company has made preliminary allocations of the consideration to the assets acquired and liabilities assumed as of the acquisition dates, and expects to finalize its analysis with respect to acquisitions within the first year after the completion of the respective transaction. Therefore, adjustments to preliminary allocations may occur.
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
Basic Earnings Per Share:
The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic earnings (loss) per share:
Net income (loss) available to common stockholders	$(11,402)	$8,850	$47,554	$49,091
Basic weighted-average shares of common stock outstanding	387,121	363,244	382,161	360,629
Basic earnings (loss) per share	$(0.03)	$0.02	$0.12	$0.14
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
The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fully diluted earnings (loss) per share
Net income (loss) available to common stockholders	$(11,402)	$8,850	$47,554	$49,091
Allocations of net income (loss) to limited partnership interests, net of tax	—	—	8,479	22,518
Net income (loss) for fully diluted shares	$(11,402)	$8,850	$56,033	$71,609
Weighted-average shares:
Common stock outstanding	387,121	363,244	382,161	360,629
Partnership units¹	—	—	64,846	182,394
RSUs (Treasury stock method)	—	219	3,723	221
Other	—	1,139	1,353	1,231
Fully diluted weighted-average shares of common stock outstanding	387,121	364,602	452,083	544,475
Fully diluted earnings (loss) per share	$(0.03)	$0.02	$0.12	$0.13
__________________________
1Partnership units collectively include FPUs, LPUs, and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for more information).
For the three months ended September 30, 2021 and 2020, 143.5 million and 187.4 million of potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended September 30, 2021, included 137.6 million limited partnership interests and 5.9 million other contracts to issue shares of BGC common stock, including RSUs. Anti-dilutive securities for the three months ended September 30, 2020, included 184.7 million limited partnership interests and 2.7 million RSUs. For the nine months ended September 30, 2021 and 2020, 98.2 million and 2.9 million of potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the nine months ended September 30, 2021 included 98.1 million limited partnership interests and 0.1 million RSUs. Anti-dilutive securities for the nine months ended September 30, 2020, comprised RSUs
As of September 30, 2021 and 2020, approximately 37.5 million and 28.4 million shares, respectively, of contingent shares of BGC Class A common stock, N units, RSUs, and LPUs were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the respective periods.
7.    Stock Transactions and Unit Redemptions
Class A Common Stock
Changes in shares of BGC Class A common stock outstanding were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shares outstanding at beginning of period	348,795	313,323	323,018	307,915
Share issuances:
Redemptions/exchanges of limited partnership interests¹	8,446	1,747	49,033	5,821
Vesting of RSUs	213	115	1,941	915
Acquisitions	343	42	1,130	327
Other issuances of BGC Class A common stock	100	90	366	339
Restricted stock forfeitures	(56)	—	(140)	—
Treasury stock repurchases	(24,433)	(2)	(41,940)	(2)
Shares outstanding at end of period	333,408	315,315	333,408	315,315
__________________________
1.Included in redemptions/exchanges of limited partnership interests for the three months ended September 30, 2021 and 2020 are 5.8 million shares of BGC Class A common stock granted in connection with the cancellation of 6.9 million LPUs, and 0.5 million shares of BGC Class A common stock granted in connection with the cancellation of 0.4 million LPUs, respectively. Included in redemptions/exchanges of limited partnership interests for the nine months ended September 30, 2021 and 2020 are 21.2 million shares of BGC Class A common stock granted in connection with the cancellation of 23.2 million LPUs, and 2.6 million shares of BGC Class A common stock granted in connection with the cancellation of 2.5 million LPUs, respectively. Because LPUs are included in the Company’s fully diluted share count, if dilutive, redemptions/exchanges in connection with the issuance of BGC Class A common stock would not impact the fully diluted number of shares outstanding.
Class B Common Stock
The Company did not issue any shares of BGC Class B common stock during the three and nine months ended September 30, 2021 and 2020. As of September 30, 2021 and December 31, 2020, there were 45.9 million shares of BGC Class B common stock outstanding.
CEO Program
On March 9, 2018, the Company filed a CEO program shelf registration statement on Form S-3 (the "March 2018 Form S-3") and entered into the March 2018 Sales Agreement, pursuant to which the Company could offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock under the CEO Program. Proceeds from shares of BGC Class A common stock sold under the March 2018 Sales Agreement could be used for the repurchase of shares and the redemptions of limited partnership interests in BGC Holdings, as well as for general corporate purposes, including acquisitions and the repayment of debt. CF&Co is a wholly-owned subsidiary of Cantor and an affiliate of the Company. Under the March 2018 Sales Agreement, the Company agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. The Company did not sell any shares under the March 2018 Sales Agreement during the three and nine months ended September 30, 2021. The March 2018 Form S-3 and the March 2018 Sales Agreement expired in September 2021. As of the date of expiration, the Company had sold 17.6 million shares of BGC Class A common stock (or $210.8 million) under the March 2018 Sales Agreement. For additional information on the Company’s CEO Program sales agreements, see Note 14—“Related Party Transactions.” On March 8, 2021, we filed a replacement CEO Program shelf registration statement on Form S-3, which has not yet been declared effective, with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock from time to time on a delayed or continuous basis.
Unit Redemptions and Share Repurchase Program
The Company’s Board and Audit Committee have authorized repurchases of BGC Class A common stock and redemptions of limited partnership interests or other equity interests in the Company’s subsidiaries. On August 3, 2021, the Company's Board and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of September 30, 2021, the Company had $322.8 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units.
The table below represents the units redeemed and/or shares repurchased for cash and does not include units redeemed/cancelled in connection with the grant of shares of BGC Class A common stock nor the limited partnership interests exchanged for shares of BGC Class A common stock. The gross unit redemptions and share repurchases of BGC Class A common stock during the three and nine months ended September 30, 2021 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted-Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Program
Redemptions[1,2]
January 1, 2021—March 31, 2021	20	$4.40
April 1, 2021—June 30, 2021	4,715	5.82
July 1, 2021—September 30, 2021	73	5.14
Total Redemptions	4,808	$5.81
Repurchases[3,4]
January 1, 2021—March 31, 2021	965	$4.56
April 1, 2021—June 30, 2021	16,542	6.25
July 1, 2021—July 31, 2021	10,000	5.00
August 1, 2021—August 31, 2021	5,899	5.64
September 1, 2021—September 30, 2021	8,534	5.10
Total Repurchases	41,940	$5.59
Total Redemptions and Repurchases	46,748	$5.62	$322,835

__________________________
1.During the three months ended September 30, 2021, the Company redeemed 16 thousand LPUs at an aggregate redemption price of $71 thousand for a weighted-average price of $4.47 per unit. During the three months ended September 30, 2021, the Company redeemed 57 thousand FPUs at an aggregate redemption price of $302 thousand for a weighted-average price of $5.33 per unit. During the three months ended September 30, 2020, the Company redeemed 1.5 million LPUs at an aggregate redemption price of $4.1 million for a weighted-average price of $2.81 per unit. During the three months ended September 30, 2020, the Company redeemed 27 thousand FPUs at an aggregate redemption price of $73 thousand for an average price of $2.74 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 5.8 million and 0.5 million shares of BGC Class A common stock during the three months ended September 30, 2021 and 2020, respectively, nor the limited partnership interests exchanged for 2.9 million and 1.3 million shares of BGC Class A common stock during the three months ended September 30, 2021 and 2020, respectively.
2.During the nine months ended September 30, 2021, the Company redeemed 4.7 million LPUs at an aggregate redemption price of $27.4 million for an average price of $5.83 per unit. During the nine months ended September 30, 2021, the Company redeemed 0.1 million FPUs at an aggregate redemption price of $0.5 million for an average price of $4.75 per unit. During the nine months ended September 30, 2020, the Company redeemed 1.8 million LPUs at an aggregate redemption price of $5.4 million for an average price of $3.02 per unit. During the nine months ended September 30, 2020, the Company redeemed 28 thousand FPUs at an aggregate redemption price of $77 thousand for an average price of $2.75 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 21.2 million and 2.6 million shares of BGC Class A common stock during the nine months ended September 30, 2021 and 2020, respectively, nor the limited partnership interests exchanged for 28.8 million and 3.1 million shares of BGC Class A common stock during the nine months ended September 30, 2021 and 2020, respectively.
3.During the three months ended September 30, 2021, the Company repurchased 24.4 million shares of BGC Class A common stock at an aggregate price of $126.8 million for a weighted-average price of $5.19 per share. During the three months ended September 30, 2020, the Company repurchased 2 thousand shares of BGC Class A common stock at an aggregate price of $6 thousand for a weighted-average price of $2.58 per share.
4.During the nine months ended September 30, 2021, the Company repurchased 41.9 million shares of BGC Class A common stock at an aggregate price of $234.6 million for a weighted-average price of $5.59 per share. During the nine months ended September 30, 2020 the Company repurchased 2 thousand shares of BGC Class A common stock at an aggregate price of $6 thousand for a weighted-average price of $2.58 per share.
Redeemable Partnership Interest

The changes in the carrying amount of FPUs were as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Balance at beginning of period	$20,674	$23,638
Consolidated net income allocated to FPUs	958	815
Earnings distributions	(957)	(255)
FPUs exchanged	(893)	(797)
FPUs redeemed	(1,111)	(121)
Balance at end of period	$18,671	$23,280

8.    Securities Owned
Securities owned primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total Securities owned were $37.4 million and $58.6 million as of September 30, 2021 and December 31, 2020, respectively. For additional information, see Note 13—“Fair Value of Financial Assets and Liabilities.”
9.    Collateralized Transactions
Repurchase Agreements
Securities sold under Repurchase Agreements are accounted for as collateralized financing transactions and are recorded at the contractual amount for which the securities will be repurchased, including accrued interest. As of September 30, 2021, Cantor had $3.0 million of Repurchase Agreements between the Company and Cantor for the purpose of financing fails. As of December 31, 2020, Cantor did not have any Repurchase Agreements between the Company and Cantor for the purpose of financing fails.
10.    Marketable Securities
Marketable securities consist of the Company’s ownership of equity securities carried at fair value in accordance with ASU 2016-01. The securities had a fair value of $0.3 million as of both September 30, 2021 and December 31, 2020.
These marketable securities are measured at fair value, with any changes in fair value recognized in earnings and included in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations. The Company recognized an unrealized net loss of $12 thousand and an unrealized net gain of $26 thousand for the three months ended September 30, 2021 and 2020, respectively, related to sales of shares and the mark-to-market adjustments on shares and any related hedging transactions, when applicable. The Company recognized an unrealized net loss of $1 thousand and a realized and unrealized net gain of $0.3 million for the nine months ended September 30, 2021 and 2020, respectively, related to sales of shares and the mark-to-market adjustments on shares and any related hedging transactions, when applicable.
During the nine months ended September 30, 2021, the Company did not sell any marketable securities. During the nine months ended September 30, 2020, the Company sold marketable securities with a fair value of $14.2 million, at the time of sale. The Company did not purchase any marketable securities during the nine months ended September 30, 2021 and 2020.
11.    Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers
Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts (see Note 12

—“Derivatives”). As of September 30, 2021 and December 31, 2020, Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$1,647,912	$158,976
Receivables from clearing organizations	144,845	126,879
Other receivables from broker-dealers and customers[1]	17,793	14,237
Net pending trades	4,174	2,999
Open derivative contracts	4,169	931
Total	$1,818,893	$304,022
Payables to broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$1,573,344	$154,050
Payables to clearing organizations	66,976	12,373
Other payables to broker-dealers and customers	15,678	11,838
Open derivative contracts	6,465	1,460
Total	$1,662,463	$179,721
__________________________
1.Excludes $316 thousand of Receivables from broker-dealers, clearing organizations, customers and related broker-dealers classified as Assets held for sale as of September 30, 2021.
A portion of these receivables and payables are with Cantor. See Note 14—“Related Party Transactions,” for additional information related to these receivables and payables.
Substantially all open fails to deliver, open fails to receive and pending trade transactions as of September 30, 2021 have subsequently settled at the contracted amounts.
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

The fair value of derivative contracts, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	September 30, 2021			December 31, 2020
Derivative contract	Assets	Liabilities	Notional Amounts[1]	Assets	Liabilities	Notional Amounts[1]
FX/commodities options	$—	$—	$—	$74	$—	$4,844
Forwards	246	1,059	262,526	295	215	302,141
FX swaps	3,923	4,192	675,092	562	319	513,588
Futures	—	1,214	12,471,815	—	926	6,113,220
Total	$4,169	$6,465	$13,409,433	$931	$1,460	$6,933,793
__________________________
1Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of the Company’s derivative activity, and do not represent anticipated losses.
Certain of the Company’s FX swaps are with Cantor. See Note 14—“Related Party Transactions,” for additional information related to these transactions.
The replacement costs of contracts in a gain position were $4.2 million and $0.9 million, as of September 30, 2021 and December 31, 2020, respectively.
The following tables present information about the offsetting of derivative instruments (in thousands):

	September 30, 2021
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition[1]
Assets
Forwards	$364	$(118)	$246
FX swaps	4,545	(622)	3,923
Futures	116,427	(116,427)	—
Total derivative assets	$121,336	$(117,167)	$4,169
Liabilities
FX swaps	4,814	(622)	4,192
Forwards	1,177	(118)	1,059
Futures	117,641	(116,427)	1,214
Total derivative liabilities	$123,632	$(117,167)	$6,465

	December 31, 2020
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition[1]
Assets
FX/commodities options	$74	$—	$74
Forwards	338	(43)	295
FX swaps	583	(21)	562
Futures	41,257	(41,257)	—
Total derivative assets	$42,252	$(41,321)	$931
Liabilities
FX swaps	$340	$(21)	$319
Forwards	258	(43)	215
Futures	42,183	(41,257)	926
Total derivative liabilities	$42,781	$(41,321)	$1,460
__________________________
1There were no additional balances in gross amounts not offset as of September 30, 2021 and December 31, 2020.
The change in fair value of derivative contracts is reported as part of “Principal transactions” in the Company’s unaudited condensed consolidated statements of operations. The change in fair value of equity options related to marketable securities is included as part of “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations.
The table below summarizes gains and (losses) on derivative contracts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative contract	2021	2020	2021	2020
Futures	$3,102	$3,478	$10,258	$8,966
FX/commodities options	87	30	251	228
Forwards	28	503	—	(649)
FX swaps	28	46	166	371
Gains	$3,245	$4,057	$10,675	$8,916

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
The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	Assets at Fair Value at September 30, 2021
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Marketable securities	$348	$—	$—	$—	$348
Government debt	36,129	—	—	—	36,129
Securities owned—Equities	232	—	—	—	232
Forwards	—	364	—	(118)	246
FX swaps	—	4,545	—	(622)	3,923
Futures	—	116,427	—	(116,427)	—
Corporate bonds	—	1,069	—	—	1,069
Total	$36,709	$122,405	$—	$(117,167)	$41,947

	Liabilities at Fair Value at September 30, 2021
	Level 1	Level 2	Level 3	Netting and Collateral	Total
FX swaps	$—	$4,814	$—	$(622)	$4,192
Forwards	—	1,177	—	(118)	1,059
Futures	—	117,641	—	(116,427)	1,214
Contingent consideration	—	—	27,484	—	27,484
Total	$—	$123,632	$27,484	$(117,167)	$33,949

	Assets at Fair Value at December 31, 2020
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Marketable securities	$349	$—	$—	$—	$349
Government debt	57,918	—	—	—	57,918
Securities owned—Equities	75	—	—	—	75
FX/commodities options	74	—	—	—	74
Forwards	—	338	—	(43)	295
FX swaps	—	583	—	(21)	562
Futures	—	41,257	—	(41,257)	—
Corporate bonds	—	579	—	—	579
Total	$58,416	$42,757	$—	$(41,321)	$59,852

	Liabilities at Fair Value at December 31, 2020
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Futures	$—	$42,183	$—	$(41,257)	$926
FX swaps	—	340	—	(21)	319
Forwards	—	258	—	(43)	215
Contingent consideration	—	—	39,791	—	39,791
Total	$—	$42,781	$39,791	$(41,321)	$41,251
Level 3 Financial Liabilities
Changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended September 30, 2021 were as follows (in thousands):

							Unrealized (gains) losses for the period included in:
	Opening Balance at July 1, 2021	Total realized and unrealized (gains) losses included in Net income (loss)	Unrealized (gains) losses included in Other comprehensive income (loss)¹	Purchases/ Issuances	Sales/ Settlements	Closing Balance at September 30, 2021	Net income (loss) on Level 3 Assets / Liabilities Outstanding at September 30, 2021	Other comprehensive income (loss) on Level 3 Assets / Liabilities Outstanding at September 30, 2021
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$32,975	$74	$—	$—	$(5,565)	$27,484	$74	$—
__________________________
1Unrealized gains (losses) are reported in “Foreign currency translation adjustments,” in the Company’s unaudited condensed consolidated statements of comprehensive income (loss).
Changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended September 30, 2020 were as follows (in thousands):

							Unrealized (gains) losses for the period included in:
	Opening Balance at July 1, 2020	Total realized and unrealized (gains) losses included in Net income (loss)¹	Unrealized (gains) losses included in Other comprehensive income (loss)²	Purchases/ Issuances	Sales/ Settlements	Closing Balance at September 30, 2020	Net income (loss) on Level 3 Assets / Liabilities Outstanding at September 30, 2020	Other comprehensive income (loss) on Level 3 Assets / Liabilities Outstanding at September 30, 2020
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$35,107	$1,541	$—	$—	$(133)	$36,515	$1,541	$—
__________________________
1Realized and unrealized gains (losses) are reported in “Other expenses” and “Other income (loss),” as applicable, in the Company’s unaudited condensed consolidated statements of operations.
2Unrealized gains (losses) are reported in “Foreign currency translation adjustments,” in the Company’s unaudited condensed consolidated statements of comprehensive income (loss).
Changes in Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2021 were as follows (in thousands):

							Unrealized (gains) losses for the period included in:
	Opening Balance at January 1, 2021	Total realized and unrealized (gains) losses included in Net income (loss)	Unrealized (gains) losses included in Other comprehensive income (loss)¹	Purchases/ Issuances	Sales/ Settlements	Closing Balance at September 30, 2021	Net income (loss) on Level 3 Assets / Liabilities Outstanding at September 30, 2021	Other comprehensive income (loss) on Level 3 Assets / Liabilities Outstanding at September 30, 2021
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$39,791	$2,013	$—	$—	$(14,320)	$27,484	$2,013	$—
__________________________
1Unrealized gains (losses) are reported in “Foreign currency translation adjustments,” in the Company’s unaudited condensed consolidated statements of comprehensive income (loss).
Changes in Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2020 were as follows (in thousands):

							Unrealized (gains) losses for the period included in:
	Opening Balance at January 1, 2020	Total realized and unrealized (gains) losses included in Net income (loss)¹	Unrealized (gains) losses included in Other comprehensive income (loss)²	Purchases/ Issuances	Sales/ Settlements	Closing Balance at September 30, 2020	Net income (loss) on Level 3 Assets / Liabilities Outstanding at September 30, 2020	Other comprehensive income (loss) on Level 3 Assets / Liabilities Outstanding at September 30, 2020
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$42,159	$1,173	$67	$2,959	$(9,843)	$36,515	$1,173	$67
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
Quantitative Information About Level 3 Fair Value Measurements on a Recurring Basis
The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value as of September 30, 2021
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
				Discount rate[1]	6.8%-10.3%	9.8%

Contingent consideration	$—	$27,484	Present value of expected payments	Probability of meeting earnout and contingencies	11%-100%	71.0% [2]
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
Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of September 30, 2021 and December 31, 2020, the present value of expected payments related to the Company’s contingent consideration was $27.5 million and $39.8 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, would be $38.5 million and $53.4 million, as of September 30, 2021 and December 31, 2020, respectively.
Fair Value Measurements on a Non-Recurring Basis
Pursuant to the recognition and measurement guidance for equity investments, effective January 1, 2018, equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. The Company applied the measurement alternative to equity securities with the fair value of $82.2 million and $83.0 million, which were included in “Other assets” in the Company’s unaudited condensed consolidated statements of financial condition as of September 30, 2021 and December 31, 2020, respectively. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.
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
For the three months ended September 30, 2021 and 2020, Cantor’s share of the net profit (loss) in Tower Bridge was $0.7 million and $0.9 million, respectively. For the nine months ended September 30, 2021 and 2020, Cantor’s share of the net profit (loss) in Tower Bridge was $1.3 million and $1.1 million, respectively. This net profit is included as part of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited condensed consolidated statements of operations.
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
For the three months ended September 30, 2021 and 2020, the Company recognized related party revenues of $3.5 million and $8.8 million, respectively, for the services provided to Cantor. For the nine months ended September 30, 2021 and 2020, the Company recognized related party revenues of $11.5 million and $20.9 million, respectively, for the services provided to Cantor. These revenues are included as part of “Fees from related parties” in the Company’s unaudited condensed consolidated statements of operations.
In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an administrative services agreement whereby certain employees of Cantor are deemed leased employees of the Company. For the three months ended September 30, 2021 and 2020, the Company was charged $18.7 million and $17.0 million, respectively, for the services provided by Cantor and its affiliates, of which $13.0 million and $9.4 million, respectively, were to cover compensation to leased employees for these periods. For the nine months ended September 30, 2021 and 2020, the Company was charged $60.0 million and $48.2 million, respectively, for the services provided by Cantor and its affiliates, of which $44.4 million and $30.0 million, respectively, were to cover compensation to leased employees for these periods. The fees charged by Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations. The fees charged by Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.
Purchase of Futures Exchange Group
On July 30, 2021 the Company completed the purchase of the Futures Exchange Group for a purchase price of $4.9 million at closing, plus the cash held at closing by the Futures Exchange Group, and an earn-out, only payable out of the Company's portion of the profits of the Futures Exchange Group, capped at the amount Cantor contributed to the Futures Exchange Group prior to closing. The transaction has been accounted for as a transaction between entities under common control.
As part of the purchase of the Futures Exchange Group, Cantor has agreed to indemnify the Company for certain expenses arising at the Futures Exchange Group up to a maximum of $1.0 million. As of September 30, 2021, the Company has recorded assets of $0.4 million in the Company’s unaudited condensed consolidated statements of financial condition for this indemnity.
In addition, the Futures Exchange Group received capital contributions from Cantor of $0.6 million for the three months ended September 30, 2020, and $5.3 million and $4.6 million for the nine months ended September 30, 2021 and 2020, respectively. There were no capital contributions received from Cantor by the Futures Exchange Group for the three months ended September 30, 2021. These capital contributions were made prior to BGC's acquisition of the Futures Exchange Group.
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
Other Agreements with Cantor
The Company is authorized to enter into short-term arrangements with Cantor to cover any delivery failures in connection with U.S. Treasury securities transactions and to share equally in any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of September 30, 2021, Cantor facilitated $3.0 million in Repurchase Agreements between the Company and Cantor. As of December 31, 2020, Cantor had not facilitated any Repurchase Agreements between the Company and Cantor.
To more effectively manage the Company’s exposure to changes in FX rates, the Company and Cantor have agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to FX currency hedging between the Company and Cantor. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of the Company and Cantor is utilized to determine the shares of profit or loss allocated to each for the period. For the three months ended September 30, 2021 and 2020, the Company recognized its share of FX gains of $0.2 million and $1.1 million, respectively. During the nine months ended September 30, 2021 and 2020, the Company recognized its share of FX gains of $0.2 million and $0.9 million, respectively. These gains are included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations.
Pursuant to the separation agreement relating to the Company’s acquisition of certain BGC businesses from Cantor in 2008, Cantor has a right, subject to certain conditions, to be the Company’s customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use market data from the Company without any cost. Any future related-party transactions or arrangements between the Company and Cantor are subject to the prior approval by the Audit Committee. During the three months ended September 30, 2021 and 2020, the Company recorded revenues from Cantor entities of $24 thousand and $38 thousand, respectively, related to commissions paid to the Company by Cantor. For the nine months ended September 30, 2021 and 2020, the Company recorded revenues from Cantor entities of $86 thousand and $122 thousand, respectively, related to commissions paid to the Company by Cantor. These revenues are included as part of “Commissions” in the Company’s unaudited condensed consolidated statements of operations.
The Company and Cantor are authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.
In August 2013, the Audit Committee authorized the Company to invest up to $350.0 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used by the Company from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including policies related to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of both September 30, 2021 and December 31, 2020, the Company did not have any investments in the program.
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
On November 23, 2018, in the Class B Issuance, BGC Partners issued 10.3 million shares of BGC Partners Class B common stock to Cantor and 0.7 million shares of BGC Partners Class B common stock to CFGM, in each case in exchange for shares of BGC Class A common stock owned by Cantor and CFGM, respectively, on a one-to-one basis pursuant to the Exchange Agreement. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Partners by Cantor or CFGM for the Class B Issuance. Following this exchange, Cantor and its affiliates have the right to exchange under the Exchange Agreement up to an aggregate of 23.6 million shares of BGC Class A common stock, now owned or subsequently acquired, or its Cantor units in BGC Holdings, into shares of BGC Class B common stock. As of September 30, 2021, Cantor and CFGM do not own any shares of BGC Class A common stock.
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
On March 19, 2018, the Company entered into the BGC Credit Agreement with Cantor. The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the previous Credit Facility between BGC and an affiliate of Cantor. On August 6, 2018, the Company entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that could be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2022, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of both September 30, 2021 and December 31, 2020, there were no borrowings by BGC or Cantor outstanding under this Agreement. The Company did not record any interest expense related to the Agreement for the three and nine months ended September 30, 2021. The Company did not record any interest expense related to the Agreement for the three months ended September 30, 2020. The Company recorded interest expense of $0.4 million for the nine months ended September 30, 2020.
As part of the Company’s cash management process, the Company may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of both September 30, 2021 and December 31, 2020, the Company had no reverse repurchase agreements.
Receivables from and Payables to Related Broker-Dealers
Amounts due to or from Cantor and Freedom, one of the Company’s equity method investments, are for transactional revenues under a technology and services agreement with Freedom, as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited condensed consolidated statements of financial condition. As of both September 30, 2021 and December 31, 2020, the Company had receivables from Freedom of $1.4 million. As of September 30, 2021 and December 31, 2020, the Company had $3.9 million and $0.6 million, respectively, in receivables from Cantor related to open derivative contracts. As of September 30, 2021 and December 31, 2020, the Company had $5.0 million and $0.1 million, respectively, in payables to Cantor related to open derivative contracts. As of September 30, 2021 and December 31, 2020, the Company had $18.1 million and $26.0 million, respectively, in payables to Cantor related to fails and pending trades.
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
As of September 30, 2021 and December 31, 2020, the aggregate balance of employee loans, net, was $376.0 million and $408.1 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s unaudited condensed consolidated statements of financial condition. The September 30, 2021 balance above excludes $13.9 million of employee loans classified as Assets held for sale as of September 30, 2021. Compensation expense for the above-mentioned employee loans for both the three months ended September 30, 2021 and 2020 was $11.1 million. Compensation expense (benefit) for the above-mentioned employee loans for the nine months ended September 30, 2021 and 2020 was $45.7 million and $42.7 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s unaudited condensed consolidated statements of operations.
Interest income on the above-mentioned employee loans for the three months ended September 30, 2021 and 2020 was $2.0 million and $1.7 million, respectively. Interest income on the above-mentioned employee loans for the nine months ended September 30, 2021 and 2020 was $7.5 million and $6.1 million, respectively. The interest income related to these employee loans is included as part of “Interest and dividend income” in the Company’s unaudited condensed consolidated statements of operations.
CEO Program and Other Transactions with CF&Co
As discussed in Note 7—“Stock Transactions and Unit Redemptions,” the Company entered into the March 2018 Sales Agreement with CF&Co, as the Company’s sales agent under the CEO Program. During the three and nine months ended September 30, 2021, the Company did not sell any shares of Class A common stock under the March 2018 Sales Agreement. During the three months ended September 30, 2020, the Company did not sell any shares of Class A common stock under the March 2018 Sales Agreement. During the nine months ended September 30, 2020, the Company sold 0.2 million shares under the March 2018 Sales Agreement for aggregate proceeds of $0.7 million, at a weighted-average price of $4.04 per share. For the three and nine months ended September 30, 2021, the Company was not charged for services provided by CF&Co related to the CEO Program with CF&Co. For the three months ended September 30, 2020, the Company was not charged for services provided by CF&Co related to the CEO Program with CF&Co. For the nine months ended September 30, 2020, the Company was charged $7 thousand for services provided by CF&Co related to the Company’s Sales Agreements with CF&Co. The net proceeds of the shares sold are included as part of “Additional paid-in capital” in the Company’s unaudited condensed consolidated statements of financial condition.
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
On October 3, 2014, management was granted approval by the Board and Audit Committee to enter into stock loan transactions with CF&Co utilizing equities securities. Such stock loan transactions will bear market terms and rates. As of September 30, 2021, the Company did not have any Securities loaned transactions with CF&Co. As of December 31, 2020, the Company did not have any Securities loaned transactions with CF&Co. Securities loaned transactions are included in “Securities loaned” in the Company’s unaudited condensed consolidated statements of financial condition.
On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes. In connection with this issuance of the 5.125% Senior Notes, the Company recorded $0.5 million in underwriting fees payable to CF&Co. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor tendered $15.0 million of such senior notes in the tender offer completed on August 14, 2020, and did not hold such notes as of September 30, 2021.
On July 24, 2018, the Company issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes . The 5.375% Senior Notes are general senior unsecured obligations of the Company. In connection with this issuance of the 5.375% Senior Notes, the Company recorded approximately $0.3 million in underwriting fees payable to CF&Co. The Company also paid CF&Co an advisory fee of $0.2 million in connection with the issuance. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes.
On September 27, 2019, the Company issued an aggregate of $300.0 million principal amount of 3.750% Senior Notes. In connection with this issuance of the 3.750% Senior Notes, the Company recorded $0.2 million in underwriting fees payable to CF&Co. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes.
On June 11, 2020, the Company’s Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by the Company of up to $50.0 million of Company Debt Securities. Repurchases of Company Debt Securities, if any, are expected to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption. Under the authorization, the Company may make repurchases of Company Debt Securities for cash from time to time in the open market or in privately negotiated transactions upon such terms and at such prices as management may determine. Additionally, the Company is authorized to make any such repurchases of Company Debt

Securities through CF&Co (or its affiliates), in its capacity as agent or principal, or such other broker-dealers as management shall determine to utilize from time to time, and such repurchases shall be subject to brokerage commissions which are no higher than standard market commission rates. As of September 30, 2021, the Company had $50.0 million remaining from its debt repurchase authorization.
On July 10, 2020, the Company issued an aggregate of $300.0 million principal amount of 4.375% Senior Notes. In connection with this issuance of the 4.375% Senior Notes, the Company recorded $0.2 million in underwriting fees payable to CF&Co. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor purchased $14.5 million of such senior notes and still holds such notes as of September 30, 2021.
On August 14, 2020, the Company completed the cash tender offer to purchase its 5.125% Senior Notes. As of the expiration time, $44.0 million aggregate principal amount of the Notes (14.66%) were validly tendered. CF&Co acted as one of the dealer managers for the offer. As a result of this transaction, $14 thousand in dealer management fees were paid to CF&Co.
Under rules adopted by the CFTC, all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the NFA and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered FCM. From time to time, the Company’s foreign-based brokers engage in interest rate swap transactions with U.S.-based counterparties, and, therefore, the Company is subject to the CFTC requirements. Mint Brokers has entered into guarantees on behalf of the Company, and the Company is required to indemnify Mint Brokers for the amounts, if any, paid by Mint Brokers on behalf of the Company pursuant to this arrangement. Effective April 1, 2020, these guarantees were transferred to Mint Brokers from CF&Co. During both the three months ended September 30, 2021 and 2020, the Company recorded fees of $31 thousand with respect to these guarantees. During both the nine months ended September 30, 2021 and 2020, the Company recorded fees of $94 thousand with respect to these guarantees. These fees were included in “Fees to related parties” in the Company’s unaudited condensed consolidated statements of operations.
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
As of September 30, 2021, there were 1.6 million FPUs in BGC Holdings remaining, which BGC Holdings had the right to redeem or exchange and with respect to which Cantor will have the right to purchase an equivalent number of Cantor units following such redemption or exchange.
Cantor Aurel Revenue Sharing Agreement
On June 24, 2021, the Board and Audit Committee authorized our French subsidiary, Aurel BGC SAS, to enter into a revenue sharing agreement pursuant to which Cantor shall provide services to Aurel to support Aurel’s investment banking activities with respect to special purpose acquisition companies. The services provided by Cantor to Aurel in support of such SPAC Investment Banking Activities shall include referral of clients, structuring advice, financial advisory services, referral of investors, deal execution services, and other advisory services in support of Aurel’s SPAC Investment Banking Activities pursuant to its French investment services license. As compensation, Cantor shall receive a revenue share of 80% of Aurel’s net revenue attributable to SPAC Investment Banking Activities. The term of the revenue sharing agreement is for an initial period of 12 months, which automatically renews each year unless either party provides notice of termination at least three months prior to the anniversary. Aurel is also authorized to serve as bookrunner, underwriter or advisor in connection with French

SPACs which are sponsored by Cantor at market rates for such services. For the three and nine months ended September 30, 2021, Aurel has had no net revenue attributable to SPAC Investment Banking Activities.
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
Transactions with the Relief Fund
During the year ended December 31, 2015, the Company committed to make charitable contributions to the Cantor Fitzgerald Relief Fund in the amount of $40.0 million, which the Company recorded in “Other expenses” in the Company’s unaudited condensed consolidated statements of operations for the year ended December 31, 2015. As of September 30, 2021 and December 31, 2020, the remaining liability associated with this commitment was $1.7 million and $1.6 million, respectively, which is included in “Accounts payable, accrued and other liabilities” in the Company’s unaudited condensed consolidated statements of financial condition. Further, as of September 30, 2021 and December 31, 2020 the Company had a liability to the Cantor Fitzgerald Relief Fund for $8.3 million and $1.1 million, respectively, associated with $7.2 million and $1.1 million of additional expense taken in September of 2021 and 2020, respectively.
Other Transactions
The Company is authorized to enter into loans, investments or other credit support arrangements for Aqua, an alternative electronic trading platform that offers new pools of block liquidity to the global equities markets; such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. On February 5, 2020 and February 25, 2021, the Board and Audit Committee increased the authorized amount by an additional $2.0 million and $1.0 million, respectively, to an aggregate of $20.2 million. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. Aqua is 51% owned by Cantor and 49% owned by the Company. Aqua is accounted for under the equity method. During the three months ended September 30, 2021 and 2020, the Company made $0.2 million and $0.5 million, respectively, in contributions to Aqua. During the nine months ended September 30, 2021 and 2020, the Company made $0.9 million and $1.1 million, respectively, in contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s unaudited condensed consolidated statements of financial condition.
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
During both the three months ended September 30, 2021 and 2020, Lucera recognized $0.1 million in related party revenues from Cantor. During the nine months ended September 30, 2021 and 2020, Lucera recognized $0.3 million and $0.4 million, respectively, in related party revenues from Cantor. These revenues are included in “Data, software and post-trade” in the Company’s unaudited condensed consolidated statements of operations.
BGC Sublease From Newmark
In May 2020, BGC U.S. OpCo entered into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark, which sublease was approved by the Audit Committee. The deal was a one-year sublease of approximately 21,000 rentable square feet in New York City. Under the terms of the sublease, BGC U.S. OpCo paid a fixed rent amount of $1.1 million in addition to all operating and tax expenses attributable to the lease. In May 2021, the sublease was amended to provide for a rate of $15 thousand per month based on the size of utilized space, with terms extending on a month-to-month basis. In connection with the sublease, BGC U.S. OpCo paid $0.1 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively. In connection with the sublease, BGC U.S. OpCo paid $0.5 million for both the nine months ended September 30, 2021 and 2020.
15.    Investments
Equity Method Investments
The carrying value of the Company’s equity method investments was $30.6 million as of September 30, 2021 and $37.7 million as of December 31, 2020, and is included in “Investments” in the Company’s unaudited condensed consolidated statements of financial condition.
The Company recognized gains of $1.8 million and $1.5 million related to its equity method investments for the three months ended September 30, 2021 and 2020, respectively. The Company recognized gains of $4.6 million and $3.7 million related to its equity method investments for the nine months ended September 30, 2021 and 2020, respectively. The Company’s share of the net gains or losses is reflected in “Gains (losses) on equity method investments” in the Company’s unaudited condensed consolidated statements of operations.

For the three and nine months ended September 30, 2021, the Company did not record impairment charges related to existing equity method investments. For the three and nine months ended September 30, 2020, the Company recorded $0.2 million and $2.7 million, respectively, of impairment charges relating to existing equity method investments. The impairment was recorded in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations. The Company did not sell any equity method investments during the three months ended September 30, 2021. The Company sold part of an equity method investment with a fair value of $3.8 million during the nine months ended September 30, 2021. During the three and nine months ended September 30, 2020, the Company did not sell any equity method investments.
As of September 30, 2021, the Company reclassified an equity method investment with a carrying value of $2.6 million as Assets held for sale.
See Note 14—“Related Party Transactions,” for information regarding related party transactions with unconsolidated entities included in the Company’s unaudited condensed consolidated financial statements.
Investments Carried Under Measurement Alternative
The Company has acquired equity investments for which it did not have the ability to exert significant influence over operating and financial policies of the investees. These investments are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. The carrying value of these investments as of September 30, 2021 and December 31, 2020 was $0.2 million and $0.4 million, respectively, and they are included in “Investments” in the

Company’s unaudited condensed statements of financial condition. The Company did not recognize any gains, losses, or impairments relating to investments carried under the measurement alternative for both the three and nine months ended September 30, 2021 and 2020.
As of September 30, 2021, the Company reclassified an equity investment carried under the measurement alternative with a carrying value of $0.2 million as Assets held for sale.
In addition, the Company owns membership shares, which are included in “Other assets” in the Company’s unaudited condensed consolidated statements of financial condition as of September 30, 2021 and December 31, 2020. These equity investments are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. The Company recognized $0.2 million and $0.1 million of unrealized gains to reflect observable transactions for these shares during the three and nine months ended September 30, 2021, respectively. The Company recognized $1.0 million of unrealized losses to reflect observable transactions for these shares during both the three and nine months ended September 30, 2020, respectively. The unrealized losses are reflected in “Other income (loss)” in the Company’s unaudited condensed consolidated statements of operations.
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
The following table sets forth the Company’s investment in its unconsolidated VIEs and the maximum exposure to loss with respect to such entities (in thousands):

	September 30, 2021		December 31, 2020
	Investment	Maximum Exposure to Loss	Investment	Maximum Exposure to Loss
Variable interest entities¹	$1,044	$2,024	$1,258	$2,238
__________________________
1The Company has entered into a subordinated loan agreement with Aqua, whereby the Company agreed to lend the principal sum of $980 thousand. The Company’s maximum exposure to loss with respect to its unconsolidated VIEs includes the sum of its equity investments in its unconsolidated VIEs and the $980 thousand subordinated loan to Aqua.
Consolidated VIE
The Company is invested in a limited liability company that is focused on developing a proprietary trading technology. The limited liability company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $8.7 million and $7.2 million as of September 30, 2021 and December 31, 2020, respectively, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $2.2 million and $1.0 million as of September 30, 2021 and December 31, 2020, respectively. The Company’s exposure to economic loss on this VIE was $4.9 million and $4.8 million as of September 30, 2021 and December 31, 2020.
16.    Fixed Assets, Net
Fixed assets, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Computer and communications equipment	$92,987	$92,577
Software, including software development costs	284,287	265,082
Leasehold improvements and other fixed assets	102,007	121,024
	479,281	478,683
Less: accumulated depreciation and amortization	(279,932)	(262,659)
Fixed assets, net¹	$199,349	$216,024
___________________________
1Excludes Fixed assets, net of $9.2 million classified as Assets held for sale.
Depreciation expense was $6.0 million and $6.3 million for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense was $18.9 million and $18.3 million for the nine months ended September 30, 2021 and 2020, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.
The Company has $6.3 million and $5.9 million of asset retirement obligations related to certain of its leasehold improvements as of September 30, 2021 and December 31, 2020, respectively. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit adjusted risk-free interest rate in effect when the liability was initially recognized.
For the three months ended September 30, 2021 and 2020, software development costs totaling $7.8 million and $12.8 million, respectively, were capitalized. Amortization of software development costs totaled $9.3 million and $8.0 million for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, software development costs totaling $31.7 million and $41.1 million, respectively, were capitalized. Amortization of software development costs totaled $26.0 million and $24.0 million for the nine months ended September 30, 2021 and 2020, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.
Impairment charges of $0.6 million and $0.4 million were recorded for the three months ended September 30, 2021 and 2020, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges of $3.7 million and $5.4 million were recorded for the nine months ended September 30, 2021 and 2020, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s unaudited condensed consolidated statements of operations.
17.    Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill
Balance at December 31, 2020	$556,211
Goodwill reclassified as Assets held for sale	(68,978)
Cumulative translation adjustment	(348)
Balance at September 30, 2021	$486,885
For additional information on Goodwill, see Note 5—“Acquisitions.”
Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets.

Other intangible assets consisted of the following (in thousands, except weighted-average remaining life):

	September 30, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$182,531	$67,057	$115,474	10.3
Technology	23,997	22,571	1,426	0.4
Noncompete agreements	19,821	18,844	977	5.2
Patents	10,616	10,237	379	1.5
All other	17,115	5,279	11,836	9.5
Total definite life intangible assets	254,080	123,988	130,092	10.1
Indefinite life intangible assets:
Trade names	79,570	—	79,570	N/A
Licenses	2,386	—	2,386	N/A
Total indefinite life intangible assets	81,956	—	81,956	N/A
Total[1]	$336,036	$123,988	$212,048	10.1
__________________________
1Excludes intangibles at cost of $91.6 million, and net carrying amount of $55.6 million thousand classified as Assets held for sale.

	December 31, 2020
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$252,241	$77,106	$175,135	10.4
Technology	24,025	20,031	3,994	1.2
Noncompete agreements	30,715	29,596	1,119	5.9
Patents	10,616	10,223	393	1.6
All other	29,566	5,028	24,538	8.3
Total definite life intangible assets	347,163	141,984	205,179	9.9
Indefinite life intangible assets:
Trade names	79,570	—	79,570	N/A
Licenses	2,408	—	2,408	N/A
Total indefinite life intangible assets	81,978	—	81,978	N/A
Total	$429,141	$141,984	$287,157	9.9

Intangible amortization expense was $5.0 million and $7.2 million for the three months ended September 30, 2021 and 2020, respectively. Intangible amortization expense was $18.6 million and $21.7 million for the nine months ended September 30, 2021 and 2020, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s unaudited condensed consolidated statements of operations. There were no impairment charges for the Company’s definite and indefinite life intangibles for the three and nine months ended September 30, 2021 and 2020.
The estimated future amortization expense of definite life intangible assets as of September 30, 2021 is as follows (in millions):

2021	$4.9
2022	16.7
2023	14.9
2024	14.4
2025	14.4
2026 and thereafter	64.8
Total	$130.1

18.    Notes Payable, Other and Short-Term Borrowings
Notes payable, other and short-term borrowings consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Unsecured senior revolving credit agreement	$298,821	$—
5.125% Senior Notes due May 27, 2021	—	255,570
5.375% Senior Notes due July 24, 2023	447,577	446,577
3.750% Senior Notes due October 1, 2024	297,524	296,903
4.375% Senior Notes due December 15, 2025	297,392	297,031
Collateralized borrowings	11,217	19,854
Total Notes payable and other borrowings	1,352,531	1,315,935
Short-term borrowings	3,677	3,849
Total Notes payable, other and short-term borrowings	$1,356,208	$1,319,784
Unsecured Senior Revolving Credit Agreement
On November 28, 2018, the Company entered into the Revolving Credit Agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, which replaced the existing committed unsecured senior revolving credit agreement. The maturity date of the Revolving Credit Agreement was November 28, 2020, and the maximum revolving loan balance is $350.0 million. Borrowings under this Revolving Credit Agreement bear interest at either LIBOR or a defined base rate plus additional margin. On December 11, 2019, the Company entered into an amendment to the Revolving Credit Agreement. Pursuant to the amendment, the maturity date was extended to February 26, 2021. On February 26, 2020, the Company entered into a second amendment to the Revolving Credit Agreement, pursuant to which, the maturity date was extended by two years to February 26, 2023. There was no change to the interest rate or the maximum revolving loan balance. As of September 30, 2021, there were $298.8 million borrowings outstanding, net of deferred financing costs of $1.2 million, under the Revolving Credit Agreement. The average interest rate on the outstanding borrowings was 2.08% for each of the three and nine months ended September 30, 2021. The average interest rate on the outstanding borrowings was 2.19% and 2.88% for the three and nine months ended September 30, 2020, respectively. As of December 31, 2020, there were no borrowings outstanding under the Revolving Credit Agreement. The Company recorded interest expense related to the Revolving Credit Agreement of $1.6 million and $0.9 million for the three months ended September 30, 2021 and 2020, respectively. The Company recorded interest expense related to the Revolving Credit Agreement of $2.7 million and $4.7 million for the nine months ended September 30, 2021 and 2020, respectively.
Senior Notes
The Company’s Senior Notes are recorded at amortized cost. The carrying amounts and estimated fair values of the Company’s Senior Notes were as follows (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.125% Senior Notes due May 27, 2021	$—	$—	$255,570	$258,067
5.375% Senior Notes due July 24, 2023	447,577	482,846	446,577	486,747
3.750% Senior Notes due October 1, 2024	297,524	317,802	296,903	314,031
4.375% Senior Notes due December 15, 2025	297,392	323,580	297,031	317,466
Total	$1,042,493	$1,124,228	$1,296,081	$1,376,311
The fair values of the Senior Notes were determined using observable market prices as these securities are traded, and based on whether they are deemed to be actively traded, the 5.125% Senior Notes, the 5.375% Senior Notes, the 3.750% Senior Notes, and the 4.375% Senior Notes are considered Level 2 within the fair value hierarchy.
5.125% Senior Notes
On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes, which matured on May 27, 2021. The 5.125% Senior Notes were general senior unsecured obligations of the Company. The 5.125% Senior Notes bore interest at a rate of 5.125% per year, payable in cash on May 27 and November 27 of each year, commencing November 27, 2016 and ending the maturity date. Prior to maturity, on August 5, 2020, the Company commenced a cash tender offer for any and all $300.0 million outstanding aggregate principal amount of its 5.125% Senior Notes. On August 11, 2020, the Company’s cash tender offer expired at 5:00 p.m., New York City time. As of the expiration time, $44.0 million aggregate principal amount of the 5.125% Senior Notes were validly tendered. These notes were redeemed on the settlement date of August 14, 2020. On May 27, 2021, BGC repaid the remaining $256.0 million principal plus accrued interest on its 5.125% Senior Notes. The Company did not record any interest expense related to the 5.125% Senior Notes for the three months ended September 30, 2021. The Company recorded interest expense related to the 5.125% Senior Notes of $4.6 million for the three months ended September 30, 2020. The Company recorded interest expense related to the 5.125% Senior Notes of $5.8 million and $12.8 million for the nine months ended September 30, 2021 and 2020, respectively.
5.375% Senior Notes
On July 24, 2018, the Company issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes. The 5.375% Senior Notes are general senior unsecured obligations of the Company. The 5.375% Senior Notes bear interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The 5.375% Senior Notes will mature on July 24, 2023. The Company may redeem some or all of the 5.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture related to the 5.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes was $444.2 million, net of the discount and debt issuance costs of $5.8 million. The issuance costs are amortized as interest expense, and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 5.375% Senior Notes as of September 30, 2021 was $447.6 million. The Company recorded interest expense related to the 5.375% Senior Notes of $6.4 million for each of the three months ended September 30, 2021 and 2020. The Company recorded interest expense related to the 5.375% Senior Notes of $19.1 million for each of the nine months ended September 30, 2021 and 2020.
3.750% Senior Notes
On September 27, 2019, the Company issued an aggregate of $300.0 million principal amount of 3.750% Senior Notes. The 3.750% Senior Notes are general unsecured obligations of the Company. The 3.750% Senior Notes bear interest at a rate of 3.750% per year, payable in cash on April 1 and October 1 of each year, commencing April 1, 2020. The 3.750% Senior Notes will mature on October 1, 2024. The Company may redeem some or all of the 3.750% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 3.750% Senior Notes was $296.1 million, net of discount and debt issuance costs of $3.9 million. The issuance costs will be amortized as interest expense, and the carrying value of the 3.750% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the

3.750% Senior Notes was $297.5 million as of September 30, 2021. The Company recorded interest expense related to the 3.750% Senior Notes of $3.0 million for each of the three months ended September 30, 2021 and 2020. The Company recorded interest expense related to the 3.750% Senior Notes of $9.1 million for each of the nine months ended September 30, 2021 and 2020.
4.375% Senior Notes
On July 10, 2020, the Company issued an aggregate of $300.0 million principal amount of 4.375% Senior Notes. The 4.375% Senior Notes are general unsecured obligations of the Company. The 4.375% Senior Notes bear interest at a rate of 4.375% per year, payable in cash on June 15 and December 15 of each year, commencing December 15, 2020. The 4.375% Senior Notes will mature on December 15, 2025. The Company may redeem some or all of the 4.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices. If a “Change of Control Triggering Event” occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 4.375% Senior Notes was $296.8 million, net of discount and debt issuance costs of $3.2 million. The issuance costs will be amortized as interest expense, and the carrying value of the 4.375% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 4.375% Senior Notes was $297.4 million as of September 30, 2021. The Company recorded interest expense related to the 4.375% Senior Notes of $3.4 million and $10.3 million for the three and nine months ended September 30, 2021, respectively. The Company recorded interest expense related to the 4.375% Senior Notes of $3.1 million for both the three and nine months ended September 30, 2020.
Collateralized Borrowings
On May 31, 2017, the Company entered into a $29.9 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.44% per year and matured on May 31, 2021, therefore there were no borrowings outstanding as of September 30, 2021. As of December 31, 2020, the Company had $4.0 million, outstanding related to this arrangement. The book value of the fixed assets pledged as of December 31, 2020 was $0.8 million. The Company did not record any interest expense related to this arrangement for the three months ended September 30, 2021. The Company recorded interest expense related to this arrangement of $0.1 million for the three months ended September 30, 2020. The Company recorded interest expense related to this arrangement of $40 thousand and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively.
On April 8, 2019, the Company entered into a $15.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.77% and matures on April 8, 2023. As of September 30, 2021 and December 31, 2020, the Company had $6.8 million and $9.6 million, respectively, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of September 30, 2021 and December 31, 2020 was $0.1 million and $1.2 million, respectively. The Company recorded interest expense related to this arrangement of $0.1 million for each of the three months ended September 30, 2021 and 2020. The Company recorded interest expense related to this arrangement of $0.2 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively.
On April 19, 2019, the Company entered into a $10.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.89% and matures on April 19, 2023. As of September 30, 2021 and December 31, 2020, the Company had $4.4 million and $6.3 million, respectively, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of September 30, 2021 and December 31, 2020 was $1.4 million and $2.7 million, respectively. The Company recorded interest expense related to this arrangement of $45 thousand and $0.1 million for the three months ended September 30, 2021 and 2020, respectively. The Company recorded interest expense related to this arrangement of $0.2 million for each of the nine months ended September 30, 2021 and 2020.
Short-Term Borrowings
On August 22, 2017, the Company entered into a committed unsecured loan agreement with Itau Unibanco S.A. The agreement provided for short-term loans of up to $3.7 million (BRL 20.0 million). The agreement was automatically renewed every 180 days until, August 13, 2021, when it was paid in full. Borrowings under this agreement bore interest at the Brazilian Interbank offering rate plus 4.75%. As of September 30, 2021, there were no borrowings outstanding under this agreement. As of December 31, 2020, there were $3.8 million (BRL 20.0 million) of borrowings outstanding under the agreement. As of September 30, 2021, the interest rate was 11.00%. The Company recorded interest expense related to the agreement of $0.1 million for each of the three months ended September 30, 2021 and 2020. The Company recorded interest expense related to the agreement of $0.2 million for each of the nine months ended September 30, 2021 and 2020.

On August 23, 2017, the Company entered into a committed unsecured credit agreement with Itau Unibanco S.A. The agreement provided for an intra-day overdraft credit line up to $10.0 million (BRL 50.0 million). On August 20, 2021, the agreement was renegotiated, increasing the credit line to $11.0 million (BRL 60.0 million). The maturity date of the agreement is November 20, 2021. This agreement bears a fee of 1.35% per year. As of September 30, 2021 and December 31, 2020, there were no borrowings outstanding under this agreement. The Company recorded bank fees related to the agreement of $35 thousand and $34 thousand for the three months ended September 30, 2021 and 2020, respectively. The Company recorded bank fees related to the agreement of $0.1 million for each of the nine months ended September 30, 2021 and 2020.
On January 25, 2021, the Company entered into a committed unsecured loan agreement with Banco Daycoval S.A., which provided for short-term loans of up to $1.8 million (BRL 10.0 million) and was renegotiated on June 1, 2021. The agreement provides for short-term loans of up to $3.7 million (BRL 20.0 million). The maturity date of the agreement is January 18, 2022. Borrowings under this agreement bear interest at the Brazilian Interbank offering rate plus 3.66%. As of September 30, 2021, there were $3.7 million (BRL 20.0 million) of borrowings outstanding under the agreement. As of September 30, 2021, the interest rate was 9.91%. The Company recorded interest expense related to the agreement of $48 thousand and $0.1 million for the three and nine months ended September 30, 2021, respectively. The Company did not record any interest expense related to the agreement for the three and nine months ended September 30, 2020.
19.    Compensation
The Compensation Committee may grant various equity-based awards, including RSUs, restricted stock, stock options, LPUs and shares of BGC Class A common stock. Upon vesting of RSUs, issuance of restricted stock, exercise of stock options and redemption/exchange of LPUs, the Company generally issues new shares of BGC Class A common stock.
On June 22, 2016, at the annual meeting of stockholders, the stockholders approved the Equity Plan to increase from 350 million to 400 million the aggregate number of shares of BGC Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. As of September 30, 2021, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 72.9 million shares.
The Company incurred compensation expense related to Class A common stock, LPUs and RSUs held by BGC employees as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Issuance of common stock and grants of exchangeability	$47,177	$3,554	$86,253	$28,950
Allocations of net income¹	6,943	8,213	19,420	12,152
LPU amortization	19,861	18,455	53,696	54,288
RSU amortization	4,509	2,785	10,906	7,640
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$78,490	$33,007	$170,275	$103,030
_________________________________________
1Certain LPUs generally receive quarterly allocations of net income, including the Preferred Distribution, and are generally contingent upon services being provided by the unit holders.
Limited Partnership Units
A summary of the activity associated with LPUs held by BGC employees is as follows (in thousands):

	BGC LPUs	Newmark LPUs[2]
Balance at December 31, 2020	137,652	13,202
Granted	28,487	—
Redeemed/exchanged units	(42,872)	(1,820)
Forfeited units	(708)	(259)
Balance at September 30, 2021	122,559	11,123
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
A summary of the BGC Holdings and Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

	BGC LPUs	Newmark LPUs
Regular Units	85,168	8,361
Preferred Units	37,391	2,762
Balance at September 30, 2021	122,559	11,123
Issuance of Common Stock and Grants of Exchangeability
Compensation expense related to the issuance of BGC or Newmark Class A common stock and grants of exchangeability on BGC Holdings and Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Issuance of common stock and grants of exchangeability	$47,177	$3,554	$86,253	$28,950
BGC LPUs held by BGC employees may become exchangeable or redeemed for BGC Class A common stock on a one-for-one basis, and Newmark LPUs held by BGC employees may become exchangeable or redeemed for a number of shares of Newmark Class A common stock equal to the number of limited partnership interests multiplied by the then-current Exchange Ratio. As of September 30, 2021, the Exchange Ratio was 0.9339.
A summary of the LPUs redeemed in connection with the issuance of BGC Class A common stock or Newmark Class A common stock (at the then-current Exchange Ratio) or granted exchangeability for BGC Class A common stock or Newmark Class A common stock (at the then-current Exchange Ratio) held by BGC employees is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
BGC Holdings LPUs	7,812	614	14,477	5,087
Newmark Holdings LPUs	358	104	961	395
Total	8,170	718	15,438	5,482
As of September 30, 2021 and December 31, 2020, the number of share-equivalent BGC LPUs exchangeable for shares of BGC Class A common stock at the discretion of the unit holder held by BGC employees was 1.3 million and 3.5 million, respectively. As of September 30, 2021 and December 31, 2020, the number of Newmark LPUs exchangeable into shares of Newmark Class A common stock at the discretion of the unit holder held by BGC employees (at the then-current Exchange Ratio) was 0.4 million and 0.5 million, respectively.
LPU Amortization
Compensation expense related to the amortization of LPUs held by BGC employees is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stated vesting schedule	$19,880	$18,461	$53,655	$53,197
Post-termination payout	(18)	(6)	41	1,091
LPU amortization	$19,862	$18,455	$53,696	$54,288
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
A summary of the outstanding LPUs held by BGC employees with a stated vesting schedule that do not receive quarterly allocations of net income is as follows (in thousands):

	September 30, 2021	December 31, 2020
BGC Holdings LPUs	43,816	44,529
Newmark Holdings LPUs	261	353

Aggregate estimated grant date fair value – BGC and Newmark Holdings LPUs	$185,023	$201,239
As of September 30, 2021, there was approximately $97.6 million of total unrecognized compensation expense related to unvested BGC and Newmark LPUs held by BGC employees with a stated vesting schedule that do not receive quarterly allocations of net income that is expected to be recognized over 2.01 years.
Compensation expense related to LPUs held by BGC employees with a post-termination pay-out amount, such as REUs, and/or a stated vesting schedule is recognized over the stated service period. These LPUs generally vest between two and five years from the date of grant. As of September 30, 2021, there were 1.3 million outstanding BGC LPUs with a post-termination payout, with a notional value of approximately $12.4 million and an aggregate estimated fair value of $7.5 million, and 0.1 million outstanding Newmark LPUs with a post-termination payout, with a notional value of approximately $0.8 million and an aggregate estimated fair value of $0.3 million. As of December 31, 2020, there were 1.3 million outstanding BGC LPUs with a post-termination payout, with a notional value of approximately $12.7 million and an aggregate estimated fair value of $7.5 million, and 0.1 million outstanding Newmark LPUs with a post-termination payout, with a notional value of approximately $0.8 million and an aggregate estimated fair value of $0.3 million.
Restricted Stock Units
Compensation expense related to RSUs held by BGC employees is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
RSU amortization	$4,509	$2,785	$10,906	$7,640
A summary of the activity associated with RSUs held by BGC employees and directors is as follows (RSUs and dollars in thousands):

	RSUs	Weighted- Average Grant Date Fair Value	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2020	8,960	$3.75	$33,582	2.46
Granted	5,625	4.13	23,225
Delivered	(2,846)	4.02	(11,442)
Forfeited	(692)	4.03	(2,791)
Balance at September 30, 2021	11,047	$3.70	$42,574	2.44

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
For the RSUs that vested during the three months ended September 30, 2021 and 2020, the Company withheld shares of Class A common stock valued at $26 thousand and $69 thousand to pay taxes due at the time of vesting. For the RSUs that vested during the nine months ended September 30, 2021 and 2020, the Company withheld shares of Class A common stock valued at $3.8 million and $1.8 million to pay taxes due at the time of vesting. As of September 30, 2021, there was approximately $38.0 million of total unrecognized compensation expense related to unvested RSUs held by BGC employees and directors that is expected to be recognized over a weighted-average period of 2.44 years.
Acquisitions
In connection with certain of its acquisitions, the Company has granted certain LPUs and RSUs, and other deferred compensation awards. As of September 30, 2021 and December 31, 2020, the aggregate estimated fair value of these acquisition-related LPUs and RSUs was $8.9 million and $9.4 million, respectively. As of September 30, 2021 and December 31, 2020, the aggregate estimated fair value of the deferred compensation awards was $20.7 million and $23.6 million, respectively. The liability for such acquisition-related LPUs and RSUs is included in “Accounts payable, accrued and other liabilities” on the Company’s unaudited condensed consolidated statements of financial condition.
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
During both the three and nine months ended September 30, 2021, 56 thousand and 140 thousand BGC or Newmark restricted shares held by BGC employees were forfeited in connection with this provision, respectively. During the three and nine months ended September 30, 2020, no BGC or Newmark restricted shares held by BGC employees were forfeited in connection with this provision. During the three months ended September 30, 2021 and 2020, the Company released the restrictions with respect to 0.6 million and 0.1 million of such BGC shares held by BGC employees, respectively. During the nine months ended September 30, 2021 and 2020, the Company released the restrictions with respect to 1.1 million and 0.5 million of such BGC shares held by BGC employees, respectively. As of September 30, 2021 and December 31, 2020, there were 2.6 million and 3.7 million of such restricted BGC shares held by BGC employees outstanding, respectively. Additionally, during the three months ended September 30, 2021 and 2020, Newmark released the restrictions with respect to 0.4 million and 0.1 million, respectively, of restricted Newmark shares held by BGC employees. During the nine months ended September 30, 2021 and 2020, Newmark released the restrictions with respect to 0.5 million and 0.2 million, respectively, of restricted Newmark shares held by BGC employees. As of September 30, 2021 and December 31, 2020, there were 1.3 million and 1.7 million, respectively, of restricted Newmark shares held by BGC employees outstanding.
Deferred Compensation
The Company maintains a deferred cash award program, which provides for the grant of deferred cash incentive compensation to eligible employees. The Company may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period.
The total compensation expense recognized in relation to the deferred cash compensation awards for the three months ended September 30, 2021 and 2020 was $32 thousand and $0.1 million, respectively. The total compensation expense recognized in relation to the deferred cash compensation awards for the nine months ended September 30, 2021 and 2020 was $0.3 million and $0.5 million, respectively. As of September 30, 2021 and December 31, 2020, the total liability for the deferred cash compensation awards was $0.7 million and $1.5 million, respectively, which is included in “Accrued compensation” on the Company’s unaudited condensed consolidated statements of financial condition. As of September 30, 2021, total unrecognized compensation cost related to deferred cash compensation, prior to the consideration of forfeitures, was approximately $0.2 million and is expected to be recognized over a weighted-average period of 2.16 years.

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
Letter of Credit Agreements
The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacts, that are used in lieu of margin and deposits with those clearing organizations. As of September 30, 2021 and December 31, 2020, the Company was contingently liable for $1.8 million and $1.0 million, respectively, under these letters of credit.
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
Insurance
The Company is self-insured for health care claims, up to a stop-loss amount for eligible participating employees and qualified dependents in the U.S., subject to deductibles and limitations. The Company’s liability for claims incurred but not reported is determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $1.7 million and $1.2 million in health care claims as of September 30, 2021 and December 31, 2020, respectively. The Company does not expect health care claims to have a material impact on its financial condition, results of operations, or cash flows.
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
Indemnifications
In connection with the sale of eSpeed, the Company has indemnified Nasdaq for amounts over a defined threshold against damages arising from breaches of representations, warranties and covenants. In addition, in connection with the acquisition of GFI, the Company has indemnified the directors and officers of GFI. As of September 30, 2021, no contingent liability has been recorded in the Company’s unaudited condensed consolidated statements of financial condition for these indemnifications, as the potential for being required to make payments under these indemnifications is remote.
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
As of September 30, 2021 and December 31, 2020, the Company’s unrecognized tax benefits, excluding related interest and penalties, were $6.3 million and $12.2 million, respectively, of which $6.3 million and $9.2 million, respectively, if recognized, would affect the effective tax rate. The Company is currently open to examination by tax authorities in U.S. federal, state and local jurisdictions and certain non-U.S. jurisdictions for tax years beginning 2015, 2009 and 2012, respectively. The Company is currently under examination by tax authorities in the U.S. Federal and certain state and local jurisdictions. The Company does not believe that the amounts of unrecognized tax benefits will materially change over the next 12 months.
The Company recognizes interest and penalties related to unrecognized tax benefits in “Provision (benefit) for income taxes” in the Company’s unaudited condensed consolidated statements of operations. As of September 30, 2021 and December 31, 2020, the Company had accrued $2.6 million and $3.3 million, respectively, for income tax-related interest and penalties.
22.    Regulatory Requirements
Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.
Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or FCMs subject to Rule 15c3-1 of the SEC and Rule 1.17 of the CFTC, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of September 30, 2021, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.
Certain U.K. and European subsidiaries of the Company are regulated by their national regulator, which include the FCA and L'Autorité des Marchés Financiers and must maintain financial resources (as defined by their national regulator) in excess of the total financial requirement (as defined by their national regulator). As of September 30, 2021, the U.K. and European subsidiaries had financial resources in excess of their requirements.

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
The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of September 30, 2021, the Company’s regulated subsidiaries held $669.4 million of net assets excluding $47.1 million classified as held for sale. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $360.5 million, excluding $38.6 million classified as held for sale.
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
Geographic Information
The Company offers products and services in the U.K., U.S., Asia (including Australia), Other Europe, MEA, France, and Other Americas. Information regarding revenues is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
U.K.	$193,704	$192,271	$646,496	$657,367
U.S.	120,161	113,551	393,480	402,944
Asia	75,049	75,892	233,416	240,080
Other Europe/MEA	47,282	36,275	156,053	149,420
France	22,159	23,905	77,439	84,126
Other Americas	15,392	13,148	46,889	43,398
Total revenues	$473,747	$455,042	$1,553,773	$1,577,335
Information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; ROU assets; certain other investments; goodwill; other intangible assets, net of accumulated amortization; and rent and other deposits) in the geographic areas is as follows (in thousands):

	September 30, 2021	December 31, 2020
Long-lived assets:
U.S.	$771,888	$768,324
U.K.	476,554	655,906
Asia	98,323	119,619
Other Europe/MEA	69,292	66,487
France	18,194	28,518
Other Americas	15,268	18,236
Total long-lived assets[1]	$1,449,519	$1,657,090
__________________________
1.Excludes $145.6 million of long-lived assets classified as Assets held for sale, as well as $7.3 million of operating lease ROU assets classified as Assets held for sale as of September 30, 2021.

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
Product information regarding revenues is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Rates	$128,508	$119,325	$426,775	$419,599
Credit	58,983	68,053	221,639	261,022
FX	72,976	73,281	229,216	242,040
Energy and commodities	74,328	65,871	224,931	220,935
Equity derivatives and cash equities	54,715	47,410	186,002	190,984
Insurance	51,503	43,269	158,198	133,888
Total brokerage revenues	$441,013	$417,209	$1,446,761	$1,468,468
All other revenues	32,734	37,833	107,012	108,867
Total revenues	$473,747	$455,042	$1,553,773	$1,577,335

24.    Revenues from Contracts with Customers
The following table presents the Company’s total revenues separated between revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues from contracts with customers:
Commissions	$367,016	$352,027	$1,192,004	$1,190,522
Data, software, and post-trade	22,238	21,523	65,826	61,060
Fees from related parties	3,470	8,814	11,500	20,897
Other revenues	3,236	4,077	10,308	11,427
Total revenues from contracts with customers	395,960	386,441	1,279,638	1,283,906
Other sources of revenues:
Principal transactions	73,997	65,182	254,757	277,946
Interest and dividend income	3,042	2,418	17,535	13,115
Other revenues	748	1,001	1,843	2,368
Total revenues	$473,747	$455,042	$1,553,773	$1,577,335
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
The Company had receivables related to revenues from contracts with customers of $322.3 million, which excludes $497.8 million of receivables classified as Assets held for sale, at September 30, 2021. The Company had receivables related to revenues from contracts with customers of $629.4 million at December 31, 2020. The Company had no impairments related to these receivables during the three and nine months ended September 30, 2021 and 2020.
The Company’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at September 30, 2021 and December 31, 2020 was $9.2 million and $15.0 million, respectively. At September 30, 2021, the Company reclassified $5.9 million of deferred revenue as Liabilities held for sale.
During the three months ended September 30, 2021 and 2020, the Company recognized revenue of $7.4 million and $7.1 million, respectively, that was recorded as deferred revenue at the beginning of the period. During the nine months ended September 30, 2021 and 2020, the Company recognized revenue of $9.0 million and $8.0 million, respectively, that was recorded as deferred revenue at the beginning of the period.
Contract Costs
The Company capitalizes costs to fulfill contracts associated with different lines of its business where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
The Company did not have any capitalized costs to fulfill a contract as of September 30, 2021. At December 31, 2020, there were $1.7 million of capitalized costs recognized to fulfill a contract. At September 30, 2021, the Company reclassified $1.7 million of capitalized costs recognized to fulfill a contract as Assets held for sale.
25.    Leases
The Company, acting as a lessee, has operating leases and finance leases primarily relating to office space, data centers and office equipment. The leases have remaining lease terms of 0.1 years to 17.9 years some of which include options to extend the leases in 1 to 10 year increments for up to 10 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term, and variable lease expense not included in the lease payment measurement is recognized as incurred.
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
The Company determines whether an arrangement is a lease or includes a lease at the contract inception by evaluating whether the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. If the Company has the right to obtain substantially all of the economic benefits from, and can direct the use of, the identified asset for a period of time, the Company accounts for the identified asset as a lease. The Company has elected the practical expedient to not separate lease and non-lease components for all leases other than real estate leases. The primary non-

lease component that is combined with a lease component represents operating expenses, such as utilities, maintenance or management fees.
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
As of September 30, 2021, the Company did not have any leases that have not yet commenced but that create significant rights and obligations.
Supplemental information related to the Company’s operating leases is as follows (in thousands):

	Classification in Unaudited Condensed Consolidated Statements of Financial Condition	September 30, 2021[1]	December 31, 2020
Assets
Operating lease ROU assets	Other assets	$134,342	$165,969
Finance lease ROU assets	Fixed assets, net	$503	$—
Liabilities
Operating lease liabilities	Accounts payable, accrued and other liabilities	$163,887	$190,207
Finance lease liabilities	Accounts payable, accrued and other liabilities	$507	$—
__________________________
1.The Company reclassified $7.3 million of operating lease ROU assets, and $7.4 million of operating lease liabilities as Assets held for sale and Liabilities held for sale, respectively.

	September 30, 2021	December 31, 2020
Weighted-average remaining lease term
Operating leases (years)	11.0	10.5
Finance leases (years)	4.6	—
Weighted-average discount rate
Operating leases	4.9%	4.9%
Finance leases	3.1%	—%
The components of lease expense are as follows (in thousands):

	Classification in Unaudited Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Operating lease cost[1]	Occupancy and equipment	$10,245	$10,515	$30,760	$31,179
Finance lease cost
Amortization on ROU assets	Occupancy and equipment	$27	$—	$45	$—
Interest on lease liabilities	Interest expense	$4	$—	$7	$—
__________________________
1.The Company recorded operating lease costs related to the Insurance brokerage business of $0.9 million and $3.1 million for the three and nine months ended September 30, 2021.

Short-term lease expense is not material.
The following table shows the Company’s maturity analysis of its operating lease liabilities (in thousands):

	September 30, 2021
	Operating leases	Finance leases
2021 (excluding the nine months ended September 30, 2021)	$8,688	$30
2022	31,539	119
2023	26,442	119
2024	21,824	119
2025	17,367	119
Thereafter	113,500	40
Total	$219,360	$546
Interest	$(55,473)	$(39)
Total	$163,887	$507
The following table shows cash flow information related to lease liabilities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash paid for obligations included in the measurement of operating lease liabilities[1]	$9,681	$8,913	$26,604	$28,937
Cash paid for obligations included in the measurement of finance lease liabilities	$30	$—	$50	$—
__________________________
1.The Company made payments for operating lease liabilities related to the Insurance brokerage business of $946 thousand and $3,225 thousand for the three and nine months ended September 30, 2021.
26.    Current Expected Credit Losses (CECL)
The CECL reserve reflects management’s current estimate of potential credit losses related to the receivable balances included in the Company’s unaudited condensed consolidated statements of financial condition. See Note 3—“Summary of Significant Accounting Policies” for further discussion of the CECL reserve methodology.
As described in Note 1—“Organization and Basis of Presentation,” upon adoption of the new CECL guidance on January 1, 2020, the Company recognized an initial CECL reserve of approximately $1.9 million, of which, $1.1 million was in “Loans, forgivable loans and other receivables from employees and partners, net,” and $0.8 million was in “Accrued commissions and other receivables, net,” against its receivables portfolio with a corresponding charge to “Retained deficit” on the Company’s unaudited condensed consolidated statements of changes in equity. As of September 30, 2021, the Company reclassified $0.1 million of “Accrued commissions and other receivables, net,” from the initial CECL reserve as Assets held for sale.
As required, any subsequent changes to the CECL reserve are recognized in “Net income (loss) available to common stockholders” in the Company’s unaudited condensed consolidated statements of operations. During the three months ended September 30, 2021 and 2020, the Company recorded an increase of $0.1 million and a decrease of $0.4 million, respectively, in the CECL reserve against the receivables portfolio. During the nine months ended September 30, 2021, the Company recorded an increase of $0.1 million, which excludes $0.1 million reclassified as Assets held for sale, in the CECL reserve against the receivables portfolio. During the nine months ended September 30, 2020, the Company recorded an increase of $0.9 million in the CECL reserve against the receivables portfolio.
The Company’s total CECL reserve as of September 30, 2021 and December 31, 2020 were $2.7 million, which excludes $0.1 million reclassified as Assets held for sale, and $2.6 million, respectively. This total CECL reserve is comprised of $1.5 million and $1.6 million for “Loans, forgivable loans and other receivables from employees and partners, net” as of September 30, 2021 and December 31, 2020, respectively. The total CECL reserve is further comprised of $1.2 million, which excludes $0.1 million reclassified as Assets held for sale, and $1.0 million for “Accrued commissions and other receivables, net” as of September 30, 2021 and December 31, 2020, respectively.

There was no change in the CECL reserve record pertaining to “Loans, forgivable loans and other receivables from employees and partners, net” for the three months ended September 30, 2021. For the three months ended September 30, 2020, there was a decrease of $0.7 million in the CECL reserve pertaining to “Loans, forgivable loans and other receivables from employees and partners, net” as a result of employee terminations. For the nine months ended September 30, 2021 and 2020, there was a decrease of $0.1 million and an increase of $0.6 million, respectively, in the CECL reserve pertaining to “Loans, forgivable loans and other receivables from employees and partners, net” as a result of employee terminations, bringing the CECL reserve recorded pertaining to “Loans, forgivable loans and other receivables from employees and partners, net” to $1.5 million as of September 30, 2021.
For the three months ended September 30, 2021 and 2020, there was an increase of $0.1 million and $0.3 million in the CECL reserve against “Accrued commissions and other receivables, net,” which reflected the updated macroeconomic assumptions resulting from the COVID-19 pandemic, and the downward credit rating migration of certain receivables in the portfolio. For the nine months ended September 30, 2021, there was an increase of $0.2 million, which excludes $0.1 million reclassified as Assets held for sale, in the CECL reserve against “Accrued commissions and other receivables, net,” due to the updated macroeconomic assumptions resulting from COVID-19, and the downward credit rating migration of certain receivables in the portfolio, bringing the CECL reserve recorded pertaining to “Accrued commissions and other receivables, net” to $1.2 million as of September 30, 2021. There was an increase of $0.3 million in the CECL reserve recorded pertaining to “Accrued Commissions and other receivables, net” for the nine months ended September 30, 2020.
27.    Subsequent Events
Appointment of Board Member
On October 5, 2021, the Company's Board appointed Arthur U. Mbanefo to serve as a member of the Board for a term to expire at the 2021 Annual Meeting of Stockholders of the Company, or until his successor is duly elected and qualified. Mr. Mbanefo was also appointed to the Audit, Compensation, and Environmental, Social and Governance Committees of the Board.

Long Term Incentive Plan
On October 7, 2021, the Company's Compensation Committee recommended and the Board adopted, subject to stockholder approval at the Annual Meeting of Stockholders to be held on November 22, 2021, amendments to the Equity Plan to increase by 100 million to a total of 500 million shares, the aggregate number of shares of the Company's Class A common stock that may be delivered or cash settled pursuant to awards granted during the life of the Equity Plan, subject to adjustment, and to remove the annual per-participant limit of 15 million awards that may be granted under the Equity Plan.

Sale of Insurance Brokerage
On November 1, 2021, the Company successfully completed the Insurance Business Disposition and, after closing adjustments, received $534.9 million in gross cash proceeds from the Buyer, subject to limited post-closing adjustments. CF&Co served as advisor to the Company and, upon closing of the transaction, a fee of $4.4 million was payable to Cantor in connection with the transaction.
Repayment of Revolving Credit Agreement
On November 1, 2021, the Company repaid in full the $300.0 million of outstanding borrowings under its Revolving Credit Agreement.
Third Quarter 2021 Dividend
On November 2, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.01 per share for the third quarter of 2021, payable on December 7, 2021 to BGC Class A and Class B common stockholders of record as of November 23, 2021.
BGC Class A Common Stock Repurchases
From October 1, 2021 through November 5, 2021, the Company repurchased 13.9 million shares of BGC Class A common stock at an aggregate price of $71.8 million for a weighted-average price of $5.15 per share.

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
This discussion summarizes the significant factors affecting our results of operations and financial condition as of and during the three and nine months ended September 30, 2021 and 2020. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report.
Due to BGC's Insurance brokerage business being classified as "Held for Sale" as of September 30, 2021, certain financial statement line items within our unaudited condensed consolidated statement of financial condition are not fully comparable. Assets and liabilities related to the Insurance brokerage business, including cash and cash equivalents, are reflected within "Assets held for sale" and "Liabilities held for sale" in our unaudited condensed consolidated statement of financial condition, as of September 30, 2021, but not as of December 31, 2020. Refer to Note 4—“Assets and Liabilities Held for Sale” for detailed information on the held for sale activities of the Company reported in the unaudited condensed consolidated statements of financial condition as of September 30, 2021.
OVERVIEW AND BUSINESS ENVIRONMENT
We are a leading global brokerage and financial technology company servicing the global financial markets.
Through brands including BGC®, GFI®, Sunrise™, Besso™, Ed Broking®, Poten & Partners™, RP Martin™, Fenics, Corant™, and Corant Global™, among others, our businesses specialize in the brokerage of a broad range of products, including fixed income such as government bonds, corporate bonds, and other debt instruments, as well as related interest rate derivatives and credit derivatives. We also broker products across FX, equity derivatives and cash equities, energy and commodities, shipping, insurance, and futures and options. Our businesses also provide a wide variety of services, including trade execution, connectivity solutions, brokerage services, clearing, compression, and other post-trade services, information, and other back-office services to a broad assortment of financial and non-financial institutions. Our integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use Voice, Hybrid, or in many markets, Fully Electronic brokerage services in connection with transactions executed either OTC or through an exchange. Through our Fenics® group of electronic brands, we offer a number of market infrastructure and connectivity services, Fully Electronic marketplaces, and the Fully Electronic brokerage of certain products that also may trade via Voice and Hybrid execution. The full suite of Fenics® offerings include Fully Electronic and Hybrid brokerage, market data and related information services, trade compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions. Fenics® brands operate under the names Fenics®, BGC Trader™, CreditMatch®, Fenics Market Data™, Fenics GO™, BGC Market Data™, kACE®, Capitalab®, Swaptioniser®, CBID® and Lucera®.
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
BGC, BGC Partners, BGC Trader, GFI, GFI Ginga, CreditMatch, Fenics, Fenics.com, Sunrise Brokers, Poten & Partners, RP Martin, kACE2, Capitalab, Swaptioniser, CBID, Aqua and Lucera are trademarks/service marks, and/or registered trademarks/service marks of BGC Partners, Inc. and/or its affiliates.
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
As of September 30, 2021, we had approximately 2,700 brokers, salespeople, managers and other front-office personnel across our businesses.
Futures Exchange Group

On July 30, 2021, the Company completed the purchase of the Futures Exchange Group for a purchase price of $4.9 million at closing, plus the cash held at closing by the Futures Exchange Group, and an earn-out, only payable out of our portion of the profits of the Futures Exchange Group, capped at the amount Cantor contributed to the Futures Exchange Group prior to closing.
The Futures Exchange Group acquisition has been determined to be a combination of entities under common control that resulted in a change in the reporting entity. Accordingly, the financial results of the Company have been recast to include the financial results of the Futures Exchange Group in the current and prior periods as if the Futures Exchange Group had always been consolidated.
The following tables summarize the impact of the Futures Exchange Group acquisition to the Company's unaudited condensed consolidated statement of financial condition as of December 31, 2020, and to the Company's unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2020 (in thousands, except per share amounts):

	December 31, 2020
	As Previously Reported	Retrospective Adjustments	As Adjusted
Total assets	$3,949,300	$3,942	$3,953,242
Total liabilities	3,120,397	874	3,121,271
Total equity	808,229	3,068	811,297
Total liabilities, redeemable partnership interest, and equity	3,949,300	3,942	3,953,242

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	As Previously Reported	Retrospective Adjustments	As Adjusted	As Previously Reported	Retrospective Adjustments	As Adjusted
Income (loss) from operations before income taxes	$18,462	$(1,189)	$17,273	$97,378	$(3,188)	$94,190
Consolidated net income (loss)	9,904	(1,189)	8,715	69,346	(3,188)	66,158
Net income (loss) attributable to noncontrolling interest in subsidiaries	251	(386)	(135)	18,100	(1,033)	17,067
Net income (loss) available to common stockholders	9,653	(803)	8,850	51,246	(2,155)	49,091
Basic earnings (loss) per share	0.03	(0.01)	0.02	0.14	—	0.14
Diluted earnings (loss) per share	0.03	(0.01)	0.02	0.14	(0.01)	0.13
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
Outside of U.S. Treasuries and spot FX, the banks and financial firms that dominate the OTC markets had, until recent years, been hesitant in adopting electronically traded products. However, banks, broker-dealers, and other professional trading firms are now much more active in Hybrid and Fully Electronically traded markets across various OTC products, including credit derivative indices, FX derivatives, non-U.S. sovereign bonds, corporate bonds, and interest rate derivatives. These electronic markets have grown as a percentage of overall industry volumes for the past few years as firms like BGC have invested in the kinds of technology favored by our customers. Regulation across banking, capital markets, and OTC derivatives has accelerated the adoption of Fully Electronic execution, and we expect this demand to continue. We also believe that new clients, beyond our large bank customer base, will primarily transact electronically across our Fenics platforms.
The combination of wider adoption of Hybrid and Fully Electronic execution and our competitive advantage in terms of technology and experience has contributed to our strong growth in electronically traded products. We continue to invest in our high-growth, high-margin, technology-driven businesses, including our standalone Fully Electronic Fenics Growth Platforms. Fenics has exhibited strong growth over the past several years, and we believe that this growth has outpaced the wholesale brokerage industry. We expect this trend to accelerate as we continue to convert more of our Voice and Hybrid execution into higher-margin, technology-driven execution across our Fenics platforms and grow our Fenics Growth Platforms.
We expect to benefit from the secular trend towards electronic trading, increased demand for market data, and the need for increased connectivity, automation, and post-trade services. We continue to onboard new customers as the opportunities created by electronic and algorithmic trading continue to transform our industry. We continue to roll out our next-gen Fenics execution platforms across more products and geographies with the goal of seamlessly integrating Voice liquidity with customer electronic orders either by a graphical user interface, application programming interface, or web-based interface. We expect to have continued success converting Voice/Hybrid desks over time as we roll out these platforms across more products and geographies.
We have continued to invest in our Fenics Growth Platforms, which currently include:
•Fenics UST, one of the largest CLOB platforms for U.S. Treasuries, had ADV growth of over 64% during the quarter, outpacing the overall market. This compares with an increase of approximately 9% for overall primary dealer U.S. Treasury volumes. Primary dealer volumes are based on data from the Securities Industry and Financial Markets Association. Fenics UST CLOB market share increased from 12% a year ago to over 19% in the third quarter. CLOB market share is based on BGC’s internal estimates and data from Greenwich Associates. From the third quarter onward, Greenwich Associates updated its methodology for calculating CLOB market share to more accurately reflect CLOB-only trading volumes. Fenics UST is estimated to have saved our clients over $25 million in the third quarter and over $238 million from January 2019 through September 2021. Fenics UST continues to provide the tightest markets, offering prices inside of competing platforms' bid and offer spreads on benchmark U.S. Treasuries. Fenics UST optimized its commercial agreements going into 2021, which together with higher volumes, has driven revenue growth. In addition, Fenics UST launched U.S. Repos on the platform in the third quarter of 2021, following on the prior successful launch of UST Bills.
•Fenics GO, our global options electronic trading platform, provides live, real-time, and tradeable two-way electronic liquidity for exchange-listed futures and options, such as Eurex Euro Stoxx 50 Index Options, Euro Stoxx Banks Index Options, Nikkei 225 Index Options, Hang Seng Chinese Enterprise Index Options (HSCEI), DAX Index Options, and Korea Composite Stock Price Index Options (KOSPI). Fenics GO electronic liquidity providers include Susquehanna International Securities (SIG), which joined DRW, Lighthouse, Citadel Securities, IMC, Maven Securities, Optiver and Akuna Capital as electronic liquidity providers. Fenics GO has integrated Fenics' existing electronic platform MatchBox into its client offering. MatchBox is an online platform that automates the trading, booking, and lifecycle management of global equity derivatives contracts. The integration of these two electronic platforms provides Fenics GO's clients with a comprehensive electronic equity derivatives trading solution. Fenics GO is the only anonymous multilateral electronic platform for block-sized listed equity index options, giving it a unique advantage in helping clients satisfy their best execution requirements.
•Lucera, which is our software-defined network, offering the trading community direct connectivity to each other. Lucera has a fully built, scalable infrastructure that provides clients electronic trading connectivity with their counterparties within days, as opposed to months, and at a significantly lower cost. Lucera is comprised of three main business lines, LUMEMarkets, LuceraConnect and LUMEAlfa. LUMEMarkets is our low latency aggregator, providing a single access point across multiple fragmented marketplaces and exchanges (FX, Rates, Futures and Credit markets). LuceraConnect provides on-demand connectivity to over one thousand endpoints across buy-side clients, trading firms, marketplaces, and exchanges. LuceraConnect has quickly become the industry standard for the FX market and is rapidly expanding in other asset classes. Lucera also supports the distribution of Fenics trading platforms, including Fenics UST, Fenics FX and Fenics MIDFX. Algomi, acquired in March 2020, which is a dealer-to-client credit marketplace for banks streaming to buy-side clients, provides the buy-side aggregated access to broad bank liquidity. This subscription SaaS improves their workflow and liquidity through data aggregation, pre-trade information analysis, and execution facilitation. We have rebranded Algomi to LUMEAlfa, a new product that combines the functionality of Algomi Alfa's aggregation with Lucera's global bank and buy side connectivity, and credit and rates execution, and are integrating this business with our existing Lucera SaaS connectivity subscription service to provide both data and execution capabilities directly between banks/dealers and their buy-side customers. Lucera made significant progress onboarding new institutional and bank clients during the quarter. Winning new clients and expanding existing relationships adds to Lucera's highly recurring and compounding subscription revenue base. Additionally, Lucera started offering clients access to cryptocurrency trading venues, leveraging its leading connectivity to exchanges, trading platforms, and custodians. Lucera's cryptocurrency solution is focused on providing clients with world-class infrastructure that offers fully compliant workflows.
•Fenics' Credit offering, Portfolio Match, our recently deployed session-based, matching platform, continued to gain traction during the quarter, with September setting a new ADV record in U.S. investment grade credit. Portfolio Match currently supports U.S. and European investment grade credit, and European high yield credit. U.S. high yield credit sessions are expected to launch during the fourth quarter of 2021.
•Fenics FX, our ultra-low latency electronic FX trading platform, which sits in Fenics Growth Platforms, generated strong double-digit revenue growth against a challenging trading environment with tempered FX volatility. Fenics FX growth was driven by new clients, and improved fee capture. Its new NDF offering, which launched in the first quarter of 2021, continued to gain traction, with third quarter volumes improving by over 175 percent versus the first quarter of 2021 and over 45 percent quarter-over-quarter.
•Our expanded Fenics FX platforms, which has businesses included under both Fenics Markets and Fenics Growth Platforms, including MIDFX, Spot FX, and FX Options, and non-deliverable forwards.
•Capitalab, which has businesses included under both Fenics Markets and Fenics Growth Platforms.
Collectively, our newer Fenics Growth Platform offerings, such as those listed above, are not yet fully up to scale, and are not yet generating significant revenues. Fenics revenue comprised 22.6% overall revenue, excluding Insurance brokerage, for the third quarter of 2021. Additionally, revenue growth from Fenics Growth Platforms continued to significantly outpace the overall business. Over time, we expect these new products and services to become profitable, high-margin businesses as their scale and revenues increase, all else equal.
Fenics Markets includes Fenics Integrated, introduced during the second quarter of 2020, which seamlessly integrates hybrid liquidity with customer electronic orders either by GUI and/or API. Desks are categorized as “Fenics Integrated” if they utilize sufficient levels of technology such that significant amounts of their transactions can be or are executed without broker intervention and have expected pre-tax margins of at least 25%. Fenics Markets revenues include revenues from Fenics Integrated from the second quarter of 2020 onward. We believe that Fenics Integrated will enhance profit margins by further incentivizing our brokers and clients to automate execution and create superior real-time information and improve the robustness and value of Fenics Market Data, which will accelerate our growth rate.
Fenics Markets notable highlights for the third quarter of 2021 include:
•Fenics MIDFX, our leading wholesale FX hedging platform, grew its revenue by approximately 44% versus the prior year, driven by higher activity across its spot FX and its newer Asian NDF offering, which has continued to gain traction throughout the year.
•Fenics Market Data signed 43 new contracts during the third quarter, with the total contracted value increasing by over 200% compared to last year. Fenics Market Data has highly recurring and compounding subscription revenue.
•Capitalab's NDF Match business, our advanced web-based matching platform that helps clients reduce foreign exchange exposure, grew its volumes by 30%, driving double-digit revenue growth compared to a year ago.
Net Revenues in our Fenics businesses increased 18.7% to $95.3 million and 28.0% to $299.9 million for the three and nine months ended September 30, 2021, respectively, compared to the prior year period. Within our Fenics businesses, Fenics Markets revenue grew 18.1% to $84.7 million, and Fenics Growth Platforms grew 23.6% to $10.6 million. Fenics Markets had a pre-tax margin of 29.5% in the third quarter of 2021.
Total revenues from our high-margin data, software, and post-trade business, which is predominately comprised of recurring revenue, were up 3.3% and 7.8% for the three and nine months ended September 30, 2021, respectively, over the prior year period and Fenics brokerage revenues increased by 24.2% to $73.0 million and 35.0% to $233.9 million, for the three and nine months ended September 30, 2021, respectively. Going forward, we expect Fenics to become an even more valuable part of BGC as it continues to grow. We continue to analyze how to optimally configure our Voice/Hybrid and Fully Electronic businesses.

FMX
The Company launched FMX, which combines its leading Fenics UST business and FMX Futures platform. FMX will deliver an integrated trading and clearing solution, utilizing Fenics UST's trading technology and network, combined with the world's largest IRS clearing pool at LCH. BGC's FMX will offer a fully electronic, U.S. Rates cash and futures platform, with a unique clearing solution, providing cross-margining offset efficiencies. With respect to value creation, FMX expects key strategic partners to invest in the business and that FMX will open for trading in the middle of 2022.
Possible Corporate Conversion
The Company continues to explore a possible conversion into a simpler corporate structure. Our board and committees have hired advisors and are reviewing the potential structure and details of such conversion.
Cost Reduction Program
The Company is continuing to examine how best to operate our business with the goal of reducing expenses. During the first quarter of 2020, we implemented a $35.0 million cost reduction program to reduce our compensation-related cost base and streamline our operations, which resulted in $2.5 million and $32.0 million of U.S. GAAP compensation charges recorded under this program for the three and nine months ended September 30, 2020, respectively. U.S. GAAP items recorded include:
•Certain severance charges incurred in connection with headcount reductions as part of a broad cost reduction program; and
•Certain compensation and non-compensation-related charges incurred as part of a broad cost reduction program. Such U.S. GAAP items may include charges for exiting leases and/or other long-term contracts as part of cost-saving initiatives.
Insurance Disposition
On November 1, 2021, the Company successfully completed the previously announced Insurance Business Disposition and, after closing adjustments, received approximately $535 million in gross cash proceeds from the Buyer, subject to limited post-closing adjustments. The investment in the Insurance brokerage business generated an internal rate of return of 21.2% for our shareholders. As of September 30, 2021, we have repurchased and redeemed 45.2 million shares and units since announcing the sale on May 26, 2021. Additionally, as of September 30, 2021, the Company’s Insurance brokerage business continued to meet the criteria to be classified as held for sale. The sale of the business did not represent a strategic shift that would have a major effect on the Company’s operations and financial results and was, therefore, not classified as discontinued operations. CF&Co served as advisor to the Company and, upon closing of the transaction, a fee of $4.4 million was payable to Cantor in connection with the transaction. For further information regarding the sale of our Insurance brokerage business, please see our Current Report on Form 8-K filed with the SEC on November 1, 2021.
The Insurance brokerage business contributed $51.6 million and $158.5 million in total revenues for the three and nine months ended September 30, 2021, respectively. No impairment charge was recorded for the sale of the Insurance brokerage business for the three and nine months ended September 30, 2021 as the carrying amount of the net assets was less than the fair value less costs to sell.
Unvested equity and other awards previously granted by BGC to employees of its Insurance brokerage business were converted into the right to receive a cash payment from BGC; a significant portion of these awards was 50% vested and paid in cash at closing, with the remaining 50% vesting and to be paid in cash two years after closing. The remaining portion of these awards will have been 100% vested and paid in cash by two years after the closing. The payments after closing are only made if the applicable employee remains an employee of the Insurance brokerage business.
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
Due largely to the impacts of the global financial crisis of 2008-2009, our businesses faced more challenging market conditions from 2009 until the second half of 2016. Accommodative monetary policies were enacted by several major central banks, including the Federal Reserve, Bank of England, Bank of Japan and the European Central Bank, in response to the global financial crises. These policies resulted in historically low levels of volatility and interest rates across many of the financial markets in which we operate. The global credit markets also faced structural issues, such as increased bank capital requirements under Basel III. Consequently, these factors contributed to lower trading volumes in our Rates and Credit asset classes across most geographies in which we operated.
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
We continue to take significant steps to protect our employees and encourage them all to get vaccinated. Currently 85% of our employees are fully vaccinated.
Impact of COVID-19 on the Company’s Results
Revenues

Voice/Hybrid and/or Higher-Margin, Technology-Driven Fenics Businesses
We recorded total revenue of $473.7 million, 4.1% higher than a year ago.
For the three months ended September 30, 2021, Fenics net revenues increased 18.7% driven by a $13.0 million, or 18.1%, increase in Fenics Markets and a $2.0 million, or 23.6%, increase in Fenics Growth Platforms.
Certain key items are summarized below:
•Revenues across Rates, Credit, FX, Equity derivatives and cash equities, Energy and commodities are generally correlated with corresponding industry volumes.
•The third quarter of 2021 provided a favorable Rates trading environment, particularly across BGC's U.S. government bonds, inflation products, listed rates, and emerging market rates.
•Equity Derivatives and Cash Equities had robust growth driven by U.S. and European equity derivatives.
•Energy & Commodities generated solid revenue growth, driven by strong performance in BGC's environmental brokerage business and heightened volatility across the energy markets.
•Increasing concerns around U.S. inflation and expectations of the Federal Reserve to begin to ease asset purchases in the fourth quarter drove interest rate volatility higher and supported global Rates trading volumes.
•Conversely, quantitative easing measures taken by central banks around the world have lowered and may continue to lower market volumes should these programs remain in place for a sustained period of time.
•Uncertainty around global energy supplies led to large price rallies and volatility in these products, which increased secondary market trading volumes.
We expect record levels of global debt issuance, interest rate volatility, and an improving U.S. and global economy to provide tailwinds to our Rates business going forward.
Overall Fenics
•BGC’s Fenics net revenues increased 18.7% in the third quarter of 2021 compared to the prior year period.
•Fenics has benefited and is expected to continue to benefit from secular trends towards electronic execution and opportunities created by algorithmic trading and automation.
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
•BGC’s data, software, and post-trade businesses are predominantly comprised of recurring revenues.
Expenses
BGC’s compensation expenses increased in the third quarter of 2021 primarily due to higher revenues compared to a year ago. BGC’s non-compensation expenses decreased due to lower interest expense, fees to related parties, and other expenses. These expense reductions were partially offset by higher selling and promotion charges, as COVID-19 restrictions have relaxed across many of the major geographies in which BGC operates.
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
Capital and Liquidity
With the outbreak of COVID-19, we reduced our dividend and focused on strengthening our balance sheet. Effective with the first quarter of 2020 dividend, the Board took the step of reducing the quarterly dividend out of an abundance of caution in order to strengthen the Company’s balance sheet as the global capital markets face difficult and unprecedented macroeconomic conditions. On November 2, 2021, our Board declared a $0.01 dividend for the third quarter of 2021. Additionally, BGC Holdings reduced its distributions to or on behalf of its partners. The distributions to or on behalf of partners will at least cover their related tax payments. Whether any given post-tax amount is equivalent to the amount received by a stockholder also on an after-tax basis depends upon stockholders’ and partners’ domiciles and tax status. BGC believes that these steps will allow the Company to prioritize its financial strength. Our 2021 capital allocation priorities are to return capital to stockholders and to continue investing in our high growth Fenics businesses. Previously, we were deeply dividend-centric; going forward, we plan to prioritize share and unit repurchases over dividends and distributions. We plan to reassess our current dividend and distribution with an aim to nominally increase it toward the end of the year.
For further information on the balance sheet, liquidity and capital, see "Liquidity and Capital Resources" herein.
Brexit
On January 1, 2021, the U.K. formally left the EU and U.K.-EU trade became subject to a new agreement that was concluded in December of 2020. The exit from the EU is commonly referred to as Brexit. Financial services fall outside of the scope of this trade agreement. Instead, the relationship will largely be determined by a series of “equivalence decisions,” each of which would grant mutual market access for a limited subset of financial services where either party finds the other party has a regulatory regime that achieves similar outcomes to its own. It is currently unknown if or when equivalence decisions will be taken. In March 2021, the U.K. and EU agreed a Memorandum of Understanding on Financial Services Regulatory Cooperation which creates a structure for dialogue but does not include commitments on equivalence.
In light of ongoing uncertainties, market participants are still adjusting. The exact impact of Brexit on the U.K.-EU flow of financial services therefore remains unknown. This same uncertainty applies to the consequences for the economies of the U.K. and the EU member states as a result of the U.K.’s withdrawal from the EU.
We implemented plans to ensure continuity of service in Europe and continue to have regulated offices in place in many of the major European markets. As part of our Brexit strategy, ownership of BGC Madrid, Copenhagen and Frankfurt & GFI Paris, Madrid and Dublin branches was transferred to Aurel BGC SAS (a French-based operation and therefore based in the EU) in July 2020. We have been generally increasing our footprint in the EU which includes the establishment of a new branch office of Aurel BGC SAS in Milan and a new office in Monaco under a new local Monaco subsidiary.
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
Additionally, there has been an increase in acquisitions of OTC trading platforms by exchanges and electronic marketplaces such as ICE buying BondPoint, Deutsche Börse buying 360T, and CBOE buying Hotspot, MarketAxess buying LiquidityEdge, Tradeweb buying Nasdaq U.S. Fixed Income Electronic Trading Platform, etc. We view the recent consolidation in the industry favorably, as we expect it to provide additional operating leverage to our businesses in the future.
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
During the three months ended September 30, 2021, industry volumes were generally higher across Rates, Energy & Commodities, U.S. Equity derivatives, and European equities. They were generally lower across Credit, FX and U.S. cash equities. BGC’s brokerage revenues, excluding Insurance, were up by 4.2% year-on-year in the quarter. Below is an expanded discussion of the volume and growth drivers of our various brokerage product categories.
Rates Volumes and Volatility
Our Rates business is influenced by a number of factors, including global sovereign issuances, secondary trading and the hedging of these sovereign debt instruments. The amount of global sovereign debt outstanding remains at record levels; the level of secondary trading and related hedging activity was higher during the third quarter of 2021 than the prior year period, as the prior year was severely impacted by the COVID-19 pandemic, which led to the dislocations of traders and lower risk appetites. In addition, according to SIFMA and the Federal Reserve Bank of New York, the average daily volume of various U.S. Treasuries and Treasury bills, among primary dealers was up 9% in the third quarter of 2021 as compared to a year earlier. Additionally, interest rate derivative volumes were up 18% and 53% at ICE and the CME, respectively, all according to company press releases. In comparison, our revenue from Fenics Rates increased 32.7%, while our overall Rates revenues were up 7.7% as compared to a year earlier to $128.5 million.
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
Overall, analysts and economists expect the absolute level of sovereign debt outstanding to remain at elevated levels for the foreseeable future as governments finance their future deficits and roll over their sizable existing debt. Additionally, yields on benchmark U.S. Treasuries exhibited volatility during the third quarter of 2021 on future inflation concerns and the anticipation of news on tapering plans. While most economists expect that the effects of various forms of quantitative easing being undertaken by the various major central banks will continue to negatively impact financial market volumes, there are signals that central banks are beginning to think about tapering while interest rate hikes, along with elevated levels of government debt issuance are expected to provide tailwinds to our Rates business.
FX Volumes and Volatility
Global FX volumes were generally lower during the third quarter of 2021. Volumes for CME FX futures and options and CME EBS spot FX were down 6% and 14%, respectively, whereas Refinitiv was up 2%, during the quarter. In comparison, our revenue from Fenics FX increased 25.5%, while our overall FX revenues decreased by 0.4% to $73.0 million.
Insurance Brokerage
The overall Insurance brokerage business, which we sold to The Ardonagh Group on November 1, 2021, included Ed Broking and Besso, as well as our aviation and space insurance brokerage business, Piiq. The pre-tax loss relating to Insurance was $6.4 million and $8.2 million for the three months ended September 30, 2021 and 2020, respectively. Insurance posted total revenues of $51.6 million for the third quarter of 2021 as it continued to benefit from strong performance across the U.S. property & casualty markets and improved market conditions. The pre-tax loss relating to Insurance was $13.5 million and $24.0 million for the nine months ended September 30, 2021 and 2020, respectively. The Insurance brokerage business growth was also driven by new business lines, including its aviation & aerospace business, Piiq Risk Partners, which won new key clients.
Equity derivatives and cash equities
Global equity volumes were mixed during the third quarter of 2021. Research from Raymond James indicated that the average daily volumes of U.S. cash equities and U.S. options were down 2% and up 27%, respectively, as compared to a year earlier, while average daily volume of European cash equities shares were up 6% (in notional value). Over the same timeframe, Eurex average daily volumes of equity derivatives were up 2% while Euronext equity derivative index volumes declined by 5%. BGC’s equity business primarily consists of equity derivatives. Our overall revenues from Equity derivatives and cash equities increased by 15.4% to $54.7 million.
Credit Volumes
The cash portion of our Credit business is impacted by the level of global corporate bond issuance, while both the cash and credit derivatives parts of our business is impacted by corporate issuance. Global credit derivative market turnover has declined over the last few years due to the introduction of rules and regulations around the clearing of credit derivatives in the U.S. and elsewhere, along with non-uniform regulation across different geographies. In addition, many of our large bank customers continue to reduce their inventory of bonds and other credit products in order to comply with Basel III and other international financial regulations. During the third quarter of 2021, primary dealer average daily volume for corporate bonds (excluding commercial paper) was down by 12.6% according to Bloomberg and the Federal Reserve Bank of New York. Total notional traded credit derivatives as reported by the International Swaps and Derivatives Association — a reflection of the OTC derivatives market — were up by 25.4%, from a year earlier. In comparison, our overall Credit revenues decreased by 13.3% to $59.0 million.
Energy and Commodities
Energy and commodities volumes were generally higher during the third quarter of 2021 compared with the year earlier. CME and ICE energy futures and options volumes were up 18% and 23%, respectively, driven by heightened volatility across the energy markets. In comparison, BGC’s energy and commodities revenues increased by 12.8% to $74.3 million.
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
Our average revenue per front-office employee has historically declined year-over-year for the period immediately following significant headcount increases, and the additional brokers and salespeople generally achieve significantly higher productivity levels in their second or third year with the Company. Excluding Insurance brokerage, as of September 30, 2021, our front-office headcount was 2,148 brokers, salespeople, managers and other front-office personnel, down 9% from 2,351 a year ago. Compared to the prior year period, average revenue per front-office employee for the three and nine months ended September 30, 2021, increased by over 14% to approximately $190 thousand and 7% to approximately $611 thousand, respectively. On a stand-alone basis, the front-office Insurance headcount increased by 16% to 540 from 464 a year ago.
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
On January 31, 2019, we completed the acquisition of Ed Broking, an independent Lloyd's of London insurance broker with a strong reputation across accident and health, aerospace, cargo, energy, financial and political risks, marine, professional and executive risks, property and casualty, specialty and reinsurance. Ed Broking became part of the overall Insurance brokerage business.
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
On July 30, 2021, we completed the purchase of the Futures Exchange Group from Cantor, which represents our futures exchange and related clearinghouse.
FINANCIAL HIGHLIGHTS
For the three months ended September 30, 2021, we had a loss from operations before income taxes of $20.6 million compared to income from operations before income taxes of $17.3 million in the year earlier period. This decrease was largely a result of a $58.4 million increase in total compensation expenses in the three months ended September 30, 2021. Total revenues for the three months ended September 30, 2021, increased $18.7 million, or 4.1%, to $473.7 million. For the nine months ended September 30, 2021, income from operations before income taxes decreased by $22.4 million, or 23.8%, to $71.8 million compared to the same period in 2020, primarily due to an increase of $30.1 million in total compensation expenses. Total revenues for the nine months ended September 30, 2021 decreased by $23.6 million, or 1.5%, to $1,553.8 million compared to the prior year period. The first quarter of 2020 was unique in that it reflected record market volatility and volumes driven by the onset of the COVID-19 pandemic. We continued to make excellent progress in the third quarter of 2021 with respect to our investments in Fenics. Our Fenics growth accelerated during the third quarter of 2021, with revenues increasing by 18.7% and represented a record 22.6% of our total revenues, excluding the Insurance brokerage business, increasing from 19.5% in the third quarter of 2020. The growth in our Fenics platforms continued to significantly outpace the overall business as we added new clients and expanded our product offerings. As we continue to grow our higher margin businesses, we are well positioned for increased profitability.

Brokerage revenues for the three months ended September 30, 2021 increased by $23.8 million, or 5.7%, to $441.0 million compared to the same period in 2020. The increase in our brokerage revenues was primarily driven by Rates revenues, which increased by $9.2 million, to $128.5 million, for the three months ended September 30, 2021. The third quarter of 2021 provided a favorable trading environment across many of the Rates products BGC brokers, particularly across BGC's U.S. government bond, inflation products, listed rates, and emerging market rates. Energy and commodities generated solid revenue growth during the three months ended September 30, 2021, an increase of $8.5 million, to $74.3 million, driven by strong performance in our environmental brokerage business and heightened volatility across the energy complex. Revenues from the Insurance brokerage business increased $8.2 million, to $51.5 million, driven by favorable pricing trends and improved productivity from previously hired brokers and salespeople, and revenues from Equity derivatives and cash equities increased by $7.3 million, to $54.7 million for the three months ended September 30, 2021, driven by both U.S. and European equity derivatives. The increases in these products were partially offset by a decrease of $9.1 million in Credit revenues, due to significantly lower industry-wide trading volumes. For the nine months ended September 30, 2021, our brokerage revenues decreased by $21.7 million, or 1.5%, to $1,446.8 million compared to the same period in 2020. The decline in our brokerage revenues was primarily driven by Credit revenues, which decreased by $39.4 million, to $221.6 million, for the nine months ended September 30, 2021, due to significantly lower industry-wide trading volumes. For the nine months ended September 30, 2021, our FX revenues decreased $12.8 million, to $229.2 million, and revenues from Equity derivatives and cash equities decreased by $5.0 million, to $186.0 million. The Insurance brokerage business generated an increase of $24.3 million, or 18.2% growth, to $158.2 million, for the nine months ended September 30, 2021, driven by new hires in aviation and reinsurance. The Insurance brokerage business benefited from favorable pricing trends and improved productivity from previously hired brokers and salespeople. Rates revenues increased by $7.2 million, to $426.8 million, for the nine months ended September 30, 2021 as compared to the same period in 2020, driven by favorable trading environment across many of the Rates products BGC Brokers, and revenues from Energy and commodities increased by $4.0 million, to $224.9 million for the nine months ended September 30, 2021, led by BGC's leading environmental brokerage business and heightened volatility across the energy complex. Revenues in our Fenics business increased 18.7% to $95.3 million and 28.0% to $299.9 million, respectively, for the three and nine months ended September 30, 2021, compared to the prior year period, driven by strong growth across both Fenics Markets and Fenics Growth Platforms.
Beginning in the first quarter of 2021, BGC categorized its Fenics businesses as Fenics Markets and Fenics Growth Platforms. Fenics Markets includes the Fully Electronic portions of BGC’s brokerage businesses, data, software and post-trade revenues that are unrelated to Fenics Growth Platforms, as well as Fenics Integrated revenues. Fenics Growth Platforms includes Fenics UST, Fenics GO, Lucera, Fenics FX and other newer standalone platforms. Revenues generated from data, software and post-trade attributable to Fenics Growth Platforms are included within their related businesses. Fenics Markets and Fenics Growth Platforms compete with companies such as CME, Tradeweb and MarketAxess. Fenics Markets revenues comprised $84.7 million, an improvement of $13.0 million, or 18.1%, which reflected higher conversion of Voice and Hybrid execution to Fenics brokerage, increased contribution from Fenics Integrated, and strong growth across Rates, FX and Market Data. Fenics Growth Platforms revenues comprised $10.6 million, an increase of $2.0 million, or 23.6%, driven by strong growth in Fenics UST, Lucera and Fenics GO. During the second quarter of 2020, we introduced Fenics Integrated, which seamlessly integrates hybrid liquidity with customer electronic orders. We believe that Fenics Integrated will enhance profit margins by further incentivizing the Company’s brokers and clients to automate execution. We believe that Fenics Integrated will create superior real-time information, improving the robustness and value of Fenics Market Data, which will accelerate our growth. As we expand our product offerings, optimize our commercial agreements, and add new clients across our electronic platforms, we continue to expect profitability in our newer Fenics Growth Platforms, which includes Fenics UST, Fenics GO, Lucera, Fenics FX and other newer standalone platforms. We are excited about the launch of FMX, our combined U.S. Treasury and Futures electronic marketplace. Leveraging the success of our proven, state-of-the-art Fenics UST platform, our FMX Futures solution will challenge the status quo of the current futures market. Our clearing agreement with the LCH provides a unique clearing solution across U.S. futures and interest rate swaps. FMX was created in response to our customers' need for an integrated trading and clearing solution, that leverages the world's largest IRS clearing pool at LCH, to provide significant cross margin efficiencies. We believe FMX will offer a more optimal clearing solution for futures than the CME.
Total expenses for the three months ended September 30, 2021 increased $56.7 million to $500.8 million compared to the prior year period, primarily due to a $58.4 million increase in total compensation expenses. Within total compensation, our Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by 45.5 million to 78.5 million due to an increase in charges related to grants of exchangeability and issuance of shares of BGC Class A common stock, while expenses for Compensation and employee benefits increased by $13.0 million to $257.6 million due to the impact of higher commission revenues on variable compensation. The $1.7 million decrease in non-compensation expenses was primarily driven by lower interest expense recorded on the 5.125% Senior Notes due to repayment in full on May 27, 2021, a decrease in amortization expenses on intangible assets, and a decrease in other provisions, partially offset by an increase related to Charity Day contributions, higher selling and promotion expenses, an increase in commissions and floor brokerage expenses which tend to move in line with brokerage revenues, an increase in legal settlement and litigation costs, an increase in interest expense related to borrowings on the Revolving Credit Agreement, and an increase in interest expense related to the 4.375%

Senior Notes issued on July 10, 2020. Total expenses for the nine months ended September 30, 2021 increased by $11.8 million to 1,498.5 million compared to the prior year period, primarily driven by a $30.1 million increase in total compensation expenses. Within total compensation, our Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $67.2 million due to an increase in charges related to grants of exchangeability and issuance of shares of BGC Class A common stock, while expenses for Compensation and employee benefits decreased by $37.2 million, due to the impact of lower commission revenues on variable compensation as well as the cost reduction program which the Company implemented in the first quarter of 2020 to reduce its cost base to improve margins. Our non-compensation expenses decreased by $18.3 million, or 3.6%, primarily driven by a continued focus on tighter cost management as well as the impact of COVID-19, including lower selling and promotion expenses, lower occupancy and equipment expenses, and reduced professional and consulting fees. There was also a decrease in other expenses related to a decrease in other provisions, and a decrease in amortization expense on intangible assets, partially offset by an increase in legal settlement and litigation costs, as well as an increase related to Charity Day contributions. Further, there was a decrease in interest expense related to the 5.125% Senior Notes, which were repaid in May 2021, lower interest expense related to the borrowings on the Revolving Credit Agreement, partially offset by interest expense related to the 4.375% Senior Notes issued in July 2020.
Total other income (losses), net for the three months ended September 30, 2021 increased $0.1 million, to $6.4 million compared to the prior year period, primarily due to an increase related to gains on equity method investments, an increase related to fair value adjustments on investments held recorded in the three months ended September 30, 2020, an increase in other recoveries related to the Insurance brokerage business, and an increase related to mark-to-market movements on other assets, partially offset by a decrease related to COVID-19 recoveries in the three months ended September 30, 2020. Total other income (losses), net for the nine months ended September 30, 2021, increased $12.9 million, to 16.4 million compared to the prior year period, primarily due to an increase related to mark-to-market movements on other assets, a gain recognized on a litigation resolution in the first quarter of 2021, an increase due to an impairment of an equity-method investment recorded in the first quarter of 2020 compared to no impairment recorded in the nine months ended September 30, 2021, an increase in other recoveries related to the Insurance brokerage business, and an increase related to fair value adjustments on investments held recorded in the nine months ended September 30, 2020, partially offset by a decrease related to COVID-19 recoveries in the nine months ended September 30, 2020.
In addition, for the three months ended September 30, 2021, income from operations before income taxes decreased by $39.5 million, to a loss of $20.6 million, compared to income from operations before income taxes of $18.9 million for the three months ended June 30, 2021. Total revenues for the three months ended September 30, 2021 decreased by $38.7 million, or 7.6%, to $473.7 million. This was principally a result of a $30.8 million decrease in brokerage revenues, which was largely driven by a decrease of $13.6 million in Credit revenues, a $8.0 million decrease in Rates, a $6.1 million decrease in Equity derivatives and cash equities, and a $2.8 million decrease in revenues from the Insurance brokerage business. Total expenses for the three months ended September 30, 2021 increased $4.1 million, to $500.8 million, compared to the three months ended June 30, 2021, primarily due to a $7.2 million increase in total compensation expenses, partially offset by a $3.2 million decrease in non-compensation expenses. Within total compensation expenses, our Compensation and employee benefits decreased $13.0 million, or 4.8%, to $257.6 million which was driven by the impact of lower commissionable revenues on variable compensation, while expenses for Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $20.2 million, or 34.7%, to $78.5 million due to an increase in charges related to grants of exchangeability and issuance of shares of BGC Class A common stock. Total other income (losses), net for the three months ended September 30, 2021 increased $3.3 million, to $6.4 million compared to the three months ended June 30, 2021, primarily due to a an increase in other recoveries related to the Insurance brokerage business.
On November 2, 2021, our Board declared a $0.01 dividend for the third quarter. Effective with the first quarter of 2020 dividend, the Board took the step of reducing the quarterly dividend out of an abundance of caution in order to strengthen the Company’s balance sheet as the global capital markets face difficult and unprecedented macroeconomic conditions. Additionally, BGC Holdings reduced its distributions to or on behalf of its partners. The distributions to or on behalf of partners will at least cover their related tax payments. Whether any given post-tax amount is equivalent to the amount received by a stockholder also on an after-tax basis depends upon stockholders’ and partners’ domiciles and tax status. BGC believes that these steps will allow the Company to prioritize its financial strength. Our 2021 capital allocation priorities are to return capital to stockholders and to continue investing in our high growth Fenics businesses. Previously, we were deeply dividend-centric; going forward, we plan to prioritize share and unit repurchases over dividends and distribution with an aim to nominally increase it toward the end of the year.

RESULTS OF OPERATIONS
The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$367,016	77.5%	$352,027	77.4%	$1,192,004	76.7%	$1,190,522	75.5%
Principal transactions	73,997	15.6	65,182	14.3	254,757	16.4	277,946	17.6
Total brokerage revenues	441,013	93.1	417,209	91.7	1,446,761	93.1	1,468,468	93.1
Fees from related parties	3,470	0.7	8,814	1.9	11,500	0.7	20,897	1.3
Data, software and post-trade	22,238	4.7	21,523	4.7	65,826	4.2	61,060	3.9
Interest and dividend income	3,042	0.6	2,418	0.5	17,535	1.1	13,115	0.8
Other revenues	3,984	0.9	5,078	1.2	12,151	0.9	13,795	0.9
Total revenues	473,747	100.0	455,042	100.0	1,553,773	100.0	1,577,335	100.0
Expenses:
Compensation and employee benefits	257,604	54.4	244,648	53.7	836,533	53.8	873,691	55.4
Equity-based compensation and allocations of net income to limited partnership units and FPUs¹	78,490	16.6	33,007	7.3	170,275	11.0	103,030	6.5
Total compensation and employee benefits	336,094	71.0	277,655	61.0	1,006,808	64.8	976,721	61.9
Occupancy and equipment	46,049	9.7	45,924	10.1	141,598	9.1	145,074	9.2
Fees to related parties	5,674	1.2	7,728	1.7	15,574	1.0	18,590	1.2
Professional and consulting fees	16,836	3.6	15,755	3.5	53,071	3.4	55,839	3.5
Communications	29,305	6.2	30,097	6.6	89,891	5.8	91,165	5.8
Selling and promotion	9,586	2.0	5,942	1.3	25,692	1.7	31,338	2.0
Commissions and floor brokerage	15,908	3.4	12,933	2.8	48,145	3.1	45,730	2.9
Interest expense	16,735	3.5	19,665	4.3	53,268	3.4	54,796	3.5
Other expenses	24,614	5.2	28,367	6.3	64,423	4.1	67,445	4.3
Total expenses	500,801	105.8	444,066	97.6	1,498,470	96.4	1,486,698	94.3
Other income (losses), net:
Gains (losses) on divestitures and sale of investments	92	0.0	(9)	0.0	60	0.0	(9)	0.0
Gains (losses) on equity method investments	1,816	0.4	1,527	0.3	4,605	0.3	3,669	0.2
Other income (loss)	4,513	1.0	4,779	1.1	11,783	0.8	(107)	0.0
Total other income (losses), net	6,421	1.4	6,297	1.4	16,448	1.1	3,553	0.2
Income (loss) from operations before income taxes	(20,633)	(4.4)	17,273	3.8	71,751	4.7	94,190	5.9
Provision (benefit) for income taxes	(6,692)	(1.5)	8,558	1.9	7,056	0.4	28,032	1.7
Consolidated net income (loss)	$(13,941)	(2.9)%	$8,715	1.9%	$64,695	4.3%	$66,158	4.2%
Less: Net income (loss) operations attributable to noncontrolling interest in subsidiaries	(2,539)	(0.5)	(135)	0.0	17,141	1.2	17,067	1.1
Net income (loss) available to common stockholders	$(11,402)	(2.4)%	$8,850	1.9%	$47,554	3.1%	$49,091	3.1%
________________
1.The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and grants of exchangeability	$47,177	10.0%	$3,554	0.8%	$86,253	5.6%	$28,950	1.8%
Allocations of net income	6,943	1.4	8,213	1.8	19,420	1.2	12,152	0.8
LPU amortization	19,861	4.2	18,455	4.1	53,696	3.5	54,288	3.4
RSU amortization	4,509	1.0	2,785	0.6	10,906	0.7	7,640	0.5
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$78,490	16.6%	$33,007	7.3%	$170,275	11.0%	$103,030	6.5%
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Revenues
Brokerage Revenues
Total brokerage revenues increased by $23.8 million, or 5.7%, to $441.0 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Commission revenues increased by $15.0 million, or 4.3%, to $367.0 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Principal transactions revenues increased by $8.8 million, or 13.5%, to $74.0 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.
The increase in total brokerage revenues was primarily driven by an increase in revenues from Rates, Energy and commodities, Insurance, Equity derivatives and cash equities, partially offset by a decrease in revenues from Credit and FX. The increases in BGC’s brokerage revenues, excluding Credit and FX, were due to the elevated levels of volatility and trading volume.
Our brokerage revenues from Rates increased by $9.2 million, or 7.7%, to $128.5 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The third quarter of 2021 provided favorable Rates trading environment, particularly across BGC's U.S. government bonds, inflation products, listed rates and emerging market rates.
Our brokerage revenues from Energy and commodities increased by $8.5 million, or 12.8%, to $74.3 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. This increase was primarily led by BGC's leading environmental brokerage business, and heightened volatility across the energy complex.
Our brokerage revenues from Insurance increased by $8.2 million, or 19.0%, to $51.5 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. This increase was primarily due to organic growth, as previously hired brokers and salespeople ramped up production and benefited from favorable pricing trends for insurance renewals.
Our brokerage revenues from Equity derivatives and cash equities increased by $7.3 million, or 15.4%, to $54.7 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. This increase was primarily driven by strength across both U.S. and European equity derivatives.
Our Credit revenues decreased by $9.1 million, or 13.3%, to $59.0 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. This was primarily driven by significantly lower industry-wide trading volumes.
Our FX revenues decreased by $0.3 million, or 0.4%, to $73.0 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.
Fees from Related Parties
Fees from related parties decreased by $5.3 million, or 60.6%, to $3.5 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. This was primarily driven by a decrease in technology service revenues in connection with services provided to Cantor.
Data, Software and Post-Trade

Data, software and post-trade revenues increased by $0.7 million, or 3.3%, to $22.2 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. This increase was primarily driven by new business contracts and Lucera expanding their client base, partially offset by a decrease in revenues from post-trade services.
Interest and Dividend Income
Interest and dividend income increased by $0.6 million, or 25.8%, to $3.0 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. This increase was primarily due to higher interest income earned on employee loans.
Other Revenues
Other revenues decreased by $1.1 million, or 21.5%, to $4.0 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. This was primarily driven by a decrease in consulting income for Poten & Partners.
Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense increased by $13.0 million, or 5.3%, to $257.6 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The main driver of this increase was the impact of higher brokerage revenues on variable compensation.
Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $45.5 million, or 137.8%, to $78.5 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. This was driven by an increase in grants of exchangeability and issuance of Class A common stock primarily due to BGC's volume weighted average share price more than doubling compared to the year ago period.
Occupancy and Equipment
Occupancy and equipment expense increased by $0.1 million, or 0.3%, to $46.0 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.
Fees to Related Parties
Fees to related parties decreased by $2.1 million, or 26.6%, to $5.7 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Fees to related parties are allocations paid to Cantor for administrative and support services (such as accounting, occupancy, and legal).
Professional and Consulting Fees
Professional and consulting fees increased by $1.1 million, or 6.9%, to $16.8 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. This increase was primarily driven by an increase in legal fees in the three months ended September 30, 2021.
Communications
Communications expense decreased by $0.8 million, or 2.6%, to $29.3 million for the three months ended September 30, 2021 as compared to three months ended September 30, 2020. As a percentage of total revenues, communications expense slightly decreased from the prior year period.
Selling and Promotion
Selling and promotion expense increased by $3.6 million, or 61.3%, to $9.6 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. This increase was primarily due to the impact of COVID-19 and the continued focus on tighter cost management during the three months ended September 30, 2020, which resulted in a significant reduction in travel and entertainment expenses.
Commissions and Floor Brokerage
Commissions and floor brokerage expense increased by $3.0 million, or 23.0%, to $15.9 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Commissions and floor brokerage expense tends to move in line with brokerage revenues.
Interest Expense
Interest expense decreased by $2.9 million, or 14.9%, to $16.7 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. This decrease was primarily driven by lower interest expense related to the 5.125% Senior Notes, which were repaid in May 2021, partially offset by interest expense related to borrowings on the Revolving Credit Agreement, and interest expense related to the 4.375% Senior Notes issued in July 2020.
Other Expenses
Other expenses decreased by $3.8 million, or 13.2%, to $24.6 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, which was primarily due to a decrease in amortization expense on intangible assets, a decrease in other provisions, partially offset by an increase related to Charity Day contributions, and an increase in settlements.
Other Income (Losses), net
Gains (Losses) on Divestitures and Sale of Investments
For the three months ended September 30, 2021, we had a gain of $92 thousand on divestitures. For the three months ended September 30, 2020, we had a loss of $9 thousand on divestitures.

Gains (Losses) on Equity Method Investments
Gains (losses) on equity method investments increased by $0.3 million, or 18.9%, to a gain of $1.8 million, for the three months ended September 30, 2021 as compared to a gain of $1.5 million for the three months ended September 30, 2020. Gains (losses) on equity method investments represent our pro-rata share of the net gains or losses on investments over which we have significant influence, but which we do not control.
Other Income (Loss)
Other income (loss) decreased by $0.3 million, or 5.6%, to $4.5 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. This was primarily driven by a decrease related to COVID-19 recoveries in the three months ended September 30, 2020, partially offset by an increase related to fair value adjustments on investments held recorded in the three months ended September 30, 2020, an increase in other recoveries related to the Insurance brokerage business, and an increase in mark-to-market movements on other assets,.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes decreased by $15.3 million, or 178.2%, to $(6.7) million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The decrease is primarily driven by: (i) the revaluation of deferred taxes due to enacted rate changes in the U.K. and the ownership interest change in the operating partnership; (ii) the reversal of previously accrued amounts related to various U.S. Federal tax matters, due to the expired statute of limitation; and (iii) a change in the geographical and business mix of earnings, which can impact our consolidated effective tax rate from period-to-period.
Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries
Net income (loss) attributable to noncontrolling interest in subsidiaries decreased by $2.4 million, to a loss of $2.5 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Revenues
Brokerage Revenues
Total brokerage revenues decreased by $21.7 million, or 1.5%, to $1,446.8 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Commission revenues increased by $1.5 million, or 0.1%, to $1,192.0 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Principal transactions revenues decreased by $23.2 million, or 8.3%, to $254.8 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.
The decrease in total brokerage revenues was primarily driven by decreases in Credit, FX, and Equity derivatives and cash equities, partially offset by an increase in revenues Insurance, Rates, and Energy and commodities.
Our Credit revenues decreased by $39.4 million, or 15.1%, to $221.6 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. This decrease was mainly due to significantly lower industry-wide volumes.
Our FX revenues decreased by $12.8 million, or 5.3%, to $229.2 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. This decrease was primarily driven by lower industry volumes due to quantitative easing undertaken by several major central banks and uniformly lower global interest rates.
Our brokerage revenues from Equity derivatives and cash equities decreased by $5.0 million, or 2.6%, to $186.0 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020.
Our brokerage revenues from Insurance increased by $24.3 million, or 18.2%, to $158.2 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. This increase was primarily due to organic growth, as the Insurance brokerage business benefited as previously hired brokers and salespeople ramped up production and benefited from favorable pricing trends for insurance renewals.
Our brokerage revenues from Rates increased by $7.2 million, or 1.7%, to $426.8 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. This increase was primarily driven by improved activity across U.S. government bonds, inflation products, listed rates, and emerging market rates.
Our brokerage revenues from energy and commodities increased by $4.0 million, or 1.8%, to $224.9 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. This increase was primarily driven by BGC's leading environmental brokerage business and heightened volatility across the energy complex.
Fees from Related Parties
Fees from related parties decreased by $9.4 million, or 45.0%, to $11.5 million for the nine months ended September 30, 2021 as compared to the prior year. This was primarily driven by a decrease in technology service revenues in connection with services provided to Cantor.
Data, Software and Post-Trade
Data, software and post-trade revenues increased by $4.8 million, or 7.8%, to $65.8 million for the nine months ended September 30, 2021 as compared to the same period in prior year. This increase was primarily driven by new business contracts and Lucera expanding their client base.
Interest and Dividend Income
Interest and dividend income increased by $4.4 million, or 33.7%, to $17.5 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This was primarily driven by an increase in dividend income and higher interest income earned on employee loans.
Other Revenues
Other revenues decreased by $1.6 million, or 11.9% to $12.2 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This was primarily driven by a decrease in both consulting and sublease income for Poten & Partners.

Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense decreased by $37.2 million, or 4.3%, to $836.5 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The main drivers of this decrease was the impact of lower brokerage revenues on variable compensation, as well as costs associated with the cost reduction program which were significantly higher in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2021.
Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $67.2 million, or 65.3%, to $170.3 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This was driven by an increase in grants of exchangeability and issuance of Class A common stock primarily due to BGC's volume weighted average share price more than doubling compared to the year ago period.
Occupancy and Equipment
Occupancy and equipment expense decreased by $3.5 million, or 2.4%, to $141.6 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This was primarily driven by a decrease in software licenses and maintenance, and a decrease in fixed asset impairments, partially offset by an increase in amortization expense on developed software.
Fees to Related Parties
Fees to related parties decreased by $3.0 million, or 16.2%, to $15.6 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Fees to related parties are allocations paid to Cantor for administrative and support services.
Professional and Consulting Fees
Professional and consulting fees decreased by $2.8 million, or 5.0%, to $53.1 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This decrease was primarily driven by a decrease in consulting fees, partially offset by an increase in legal fees.
Communications
Communications expense decreased by $1.3 million, or 1.4%, to $89.9 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. As a percentage of total revenues, communications expense remained relatively unchanged from the prior year period.
Selling and Promotion
Selling and promotion expense decreased by $5.6 million, or 18.0%, to $25.7 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This decrease was primarily a result of a reduction in travel and entertainment expenses due to a continued focus on tighter cost management as well as the impact of COVID-19.
Commissions and Floor Brokerage
Commissions and floor brokerage expense increased by $2.4 million, or 5.3%, to $48.1 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.
Interest Expense
Interest expense decreased by $1.5 million, or 2.8%, to $53.3 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This decrease was primarily driven by lower interest expense related to the 5.125% Senior Notes, which were repaid in May 2021, lower interest expense related to the borrowings on the Revolving Credit Agreement, partially offset by interest expense related to the 4.375% Senior Notes issued in July 2020.

Other Expenses
Other expenses decreased by $3.0 million, or 4.5%, to $64.4 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, which was primarily related to a decrease other provisions, and a decrease related to amortization expense on intangible assets, partially offset by an increase in settlements and an increase related to Charity Day contributions.
Other Income (Losses), net
Gains (Losses) on Divestitures and Sale of Investments
For the nine months ended September 30, 2021, we had a gain of $60 thousand on divestitures. For the nine months ended September 30, 2020, we had a loss of $9 thousand on divestitures.
Gains (Losses) on Equity Method Investments
Gains (losses) on equity method investments increased by $0.9 million, to a gain of $4.6 million, for the nine months ended September 30, 2021 as compared to a gain of $3.7 million for the nine months ended September 30, 2020. Gains (losses) on equity method investments represent our pro rata share of the net gains or losses on investments over which we have significant influence but which we do not control.
Other Income (Loss)
Other income (loss) increased by $11.9 million, to $11.8 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This was primarily driven by an increase related to mark-to-market movements on other assets, a gain recognized on a litigation resolution during the nine months ended September 30, 2021, an increase due to an impairment of an equity method investment recorded in the nine months ended September 30, 2020, an increase in other recoveries related to the Insurance brokerage business, and an increase related to fair value adjustments on investments held recorded in the nine months ended September 30, 2020, partially offset by a decrease related to COVID-19 recoveries in the nine months ended September 30, 2020.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes decreased by $21.0 million, or 74.8%, to $7.1 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This decrease is primarily driven by: (i) the revaluation of deferred taxes due to enacted rate changes in the U.K. and the ownership interest change in the operating partnership; (ii) the reversal of previously accrued amounts related to various U.S. Federal tax matters, due to the expired statute of limitation; and (iii) a change in the geographical and business mix of earnings, which can impact our consolidated effective tax rate from period-to-period.
Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries
Net income (loss) attributable to noncontrolling interest in subsidiaries increased by $0.1 million, or 0.4%, to $17.1 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.
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

	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Revenues:
Commissions	$367,016	$389,768	$435,220	$377,146	$352,027	$382,640	$455,855	$382,897
Principal transactions	73,997	81,997	98,763	73,687	65,182	99,453	113,311	71,725
Fees from related parties	3,470	4,245	3,785	4,857	8,814	6,562	5,521	8,218
Data, software and post-trade	22,238	21,602	21,986	20,860	21,523	20,139	19,398	18,151
Interest and dividend income	3,042	11,455	3,038	(783)	2,418	6,536	4,161	2,865
Other revenues	3,984	3,383	4,784	3,659	5,078	3,776	4,941	3,319
Total revenues	473,747	512,450	567,576	479,426	455,042	519,106	603,187	487,175
Expenses:
Compensation and employee benefits	257,604	270,586	308,343	258,866	244,648	283,949	345,094	268,911
Equity-based compensation and allocations of net income to limited partnership units and FPUs	78,490	58,290	33,495	80,515	33,007	27,819	42,204	69,389
Total compensation and employee benefits	336,094	328,876	341,838	339,381	277,655	311,768	387,298	338,300
Occupancy and equipment	46,049	47,159	48,390	47,763	45,924	47,652	51,498	48,292
Fees to related parties	5,674	4,518	5,382	5,028	7,728	5,335	5,527	2,998
Professional and consulting fees	16,836	20,029	16,206	18,233	15,755	19,994	20,090	27,735
Communications	29,305	30,776	29,810	30,481	30,097	30,538	30,530	29,729
Selling and promotion	9,586	8,618	7,488	6,896	5,942	6,673	18,723	21,485
Commissions and floor brokerage	15,908	14,308	17,929	13,646	12,933	13,520	19,277	16,377
Interest expense	16,735	18,680	17,853	21,811	19,665	17,625	17,506	16,354
Other expenses	24,614	23,772	16,037	21,600	28,367	21,508	17,570	29,533
Total expenses	500,801	496,736	500,933	504,839	444,066	474,613	568,019	530,803
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	92	(32)	—	403	(9)	—	—	(14)
Gains (losses) on equity method investments	1,816	1,323	1,466	1,354	1,527	1,119	1,023	1,064
Other income (loss)	4,513	1,864	5,406	1,687	4,779	1,129	(6,015)	11,642
Total other income (losses), net	6,421	3,155	6,872	3,444	6,297	2,248	(4,992)	12,692
Income (loss) from operations before income taxes	(20,633)	18,869	73,515	(21,969)	17,273	46,741	30,176	(30,936)
Provision (benefit) for income taxes	(6,692)	(1,191)	14,939	(6,729)	8,558	8,599	10,875	4,075
Consolidated net income (loss)	$(13,941)	$20,060	$58,576	$(15,240)	$8,715	$38,142	$19,301	$(35,011)
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	(2,539)	3,820	15,860	(11,211)	(135)	10,986	6,216	(13,413)
Net income (loss) available to common stockholders	$(11,402)	$16,240	$42,716	$(4,029)	$8,850	$27,156	$13,085	$(21,598)

The table below details our brokerage revenues by product category for the indicated periods (in thousands):

	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Brokerage revenue by product:
Rates	$128,508	$136,474	$161,793	$124,495	$119,325	$133,034	$167,240	$129,549
Credit	58,983	72,609	90,047	68,882	68,053	95,780	97,189	70,438
FX	72,976	72,807	83,433	73,213	73,281	74,393	94,366	80,369
Energy and commodities	74,328	74,735	75,868	71,706	65,871	71,326	83,738	71,456
Equity derivatives and cash equities	54,715	60,825	70,462	63,718	47,410	61,777	81,797	59,533
Insurance	51,503	54,315	52,380	48,819	43,269	45,783	44,836	43,277
Total brokerage revenues	$441,013	$471,765	$533,983	$450,833	$417,209	$482,093	$569,166	$454,622
Brokerage revenue by product (percentage):
Rates	29.1%	28.9%	30.3%	27.6%	28.6%	27.6%	29.4%	28.5%
Credit	13.4	15.4	16.9	15.3	16.3	19.9	17.1	15.5
FX	16.5	15.4	15.6	16.2	17.6	15.4	16.6	17.7
Energy and commodities	16.9	15.8	14.2	15.9	15.8	14.8	14.6	15.7
Equity derivatives and cash equities	12.4	12.9	13.2	14.2	11.3	12.8	14.4	13.1
Insurance	11.7	11.6	9.8	10.8	10.4	9.5	7.9	9.5
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Brokerage revenue by type:
Voice/Hybrid	$367,992	$396,480	$448,350	$387,305	$358,418	$423,697	$513,101	$410,332
Fully Electronic	73,021	75,285	85,633	63,528	58,791	58,396	56,065	44,290
Total brokerage revenues	$441,013	$471,765	$533,983	$450,833	$417,209	$482,093	$569,166	$454,622
Brokerage revenue by type (percentage):
Voice/Hybrid	83.4%	84.0%	84.0%	85.9%	85.9%	87.9%	90.1%	90.3%
Fully Electronic	16.6	16.0	16.0	14.1	14.1	12.1	9.9	9.7
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

LIQUIDITY AND CAPITAL RESOURCES
Balance Sheet
Our balance sheet and business model are not capital intensive. Our assets consist largely of cash and cash equivalents, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term capital (equity and notes payable) is held to support the less liquid assets and potential capital investment opportunities. Total assets as of September 30, 2021 were $5.4 billion, an increase of 37.0% as compared to December 31, 2020. The increase in total assets was driven primarily by an increase in Receivables from broker-dealers, clearing organizations, customers and related broker-dealers. We maintain a significant portion of our assets in Cash and cash equivalents and Securities owned, with our liquidity (which we define as Cash and cash equivalents, Reverse repurchase agreements, Marketable securities and Securities owned, less Securities loaned and Repurchase Agreements) as of September 30, 2021 of $485.6 million. See “Liquidity Analysis” below for a further discussion of our liquidity. Our Securities owned were $37.4 million as of September 30, 2021, compared to $58.6 million at December 31, 2020. Our Marketable securities was $0.3 million as of both September 30, 2021 and December 31, 2020. Our Repurchase agreements as of September 30, 2021 were $3.0 million. We did not have any Repurchase agreements as of December 31, 2020. We did not have any Securities loaned or Reverse repurchase agreements as of September 30, 2021 and December 31, 2020. As of September 30, 2021, there were $1.0 billion Assets held for sale and $799.4 million Liabilities held for sale. Refer to Note 4—“Assets and Liabilities Held for Sale” for detailed information on the held for sale activities of the Company reported in the unaudited condensed consolidated statements of financial condition as of September 30, 2021.

As part of our cash management process, we may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of September 30, 2021 and December 31, 2020, there were no reverse repurchase agreements outstanding.
Additionally, in August 2013, the Audit Committee authorized us to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including policies relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of September 30, 2021 and December 31, 2020, we had no investments in the program.
Funding
Our funding base consists of longer-term capital (equity and notes payable), collateralized financings, shorter-term liabilities and accruals that are a natural outgrowth of specific assets and/or our business model, such as matched fails and accrued compensation. We have limited need for short-term unsecured funding in our regulated entities for their brokerage business. Contingent liquidity needs are largely limited to potential cash collateral that may be needed to meet clearing bank, clearinghouse, and exchange margins and/or to fund fails. Current cash and cash equivalent balances exceed our potential normal course contingent liquidity needs. We believe that cash and cash equivalents in and available to our largest regulated entities, inclusive of financing provided by clearing banks and cash segregated under regulatory requirements, is adequate for potential cash demands of normal operations, such as margin or financing of fails. We expect our operating activities going forward to generate adequate cash flows to fund normal operations, including any dividends paid pursuant to our dividend policy. However, we continually evaluate opportunities for growth and to further enhance our strategic position, including, among other things, acquisitions, strategic alliances and joint ventures potentially involving all types and combinations of equity, debt and acquisition alternatives. As a result, we may need to raise additional funds to:
•increase the regulatory net capital necessary to support operations;
•support continued growth in our businesses;
•effect acquisitions, strategic alliances, joint ventures and other transactions;
•develop new or enhanced products, services and markets; and
•respond to competitive pressures.
Acquisitions and financial reporting obligations related thereto may impact our ability to access longer term capital markets funding on a timely basis and may necessitate greater short-term borrowings in the interim. This may impact our credit rating or our costs of borrowing. We may need to access short-term capital sources to meet business needs from time to time, including, but not limited to, conducting operations; hiring or retaining brokers, salespeople, managers and other front-office personnel; financing acquisitions; and providing liquidity, including in situations where we may not be able to access the capital markets in a timely manner when desired by us. Accordingly, we cannot guarantee that we will be able to obtain additional financing when needed on terms that are acceptable to us, if at all. In addition, as a result of regulatory actions, our registration statements under the Securities Act will be subject to SEC review prior to effectiveness, which may lengthen the time required for us to raise capital, potentially reducing our access to the capital markets or increasing our cost of capital.
As discussed above, our liquidity remains strong at $485.6 million as of September 30, 2021, which reflects, ordinary movements in working capital, repurchases of BGC Class A common stock and LPUs, cash paid with respect to employee bonuses, tax payments, our continued investment in Fenics Growth Platforms, and the maturity of the 5.125% Senior Notes paid in full and the drawdown of $300.0 million on the Revolving Credit Agreement. In addition, as of September 30, 2021, there was $36.6 million of the Insurance brokerage business’ Cash and cash equivalents which was included in Assets held for sale and is excluded from our current liquidity, but was included in liquidity as of December 31, 2020.
On November 1, 2021, BGC closed the sale of its Insurance brokerage business to the Ardonagh Group for gross proceeds of approximately $535 million, subject to limited post-closing adjustments. The investment in the Insurance brokerage business generated an internal rate of return of 21.2% for our shareholders. The proceeds from the Insurance Business Disposition provides us with significant resources to continue repurchasing shares and to accelerate Fenics growth. Since the announced sale of the Insurance brokerage business in May 2021, BGC has repurchased and redeemed 45.2 million shares of BGC Class A common stock and LPUs as of September 30, 2021. In addition, a portion of these proceeds have already been used to fully repay the $300.0 million outstanding borrowings under the Company’s Revolving Credit Agreement, reducing outstanding Notes payable and other borrowings. As of November 5, 2021, we have repurchased an additional 13.9 million shares during the fourth quarter for aggregate consideration of $71.8 million, representing a weighted-average price per share of $5.15.
With the outbreak of COVID-19, we reduced our dividend and focused on strengthening our balance sheet. Effective with the first quarter of 2020 dividend, the Board took the step of reducing the quarterly dividend out of an abundance of caution in order to strengthen the Company’s balance sheet as the global capital markets face difficult and unprecedented macroeconomic conditions. On November 2, 2021, our Board declared a $0.01 dividend for the third quarter of 2021. Additionally, BGC Holdings reduced its distributions to or on behalf of its partners. The distributions to or on behalf of partners will at least cover their related tax payments. Whether any given post-tax amount is equivalent to the amount received by a stockholder also on an after-tax basis depends upon stockholders’ and partners’ domiciles and tax status. BGC believes that these steps will allow the Company to prioritize its financial strength. Our 2021 capital allocation priorities are to return capital to stockholders and to continue investing in our high growth Fenics businesses. Previously, we were deeply dividend-centric; going forward, we plan to prioritize share and unit repurchases over dividends and distributions. We plan to reassess our current dividend and distribution with an aim to nominally increase it toward the end of the year.
Notes Payable, Other and Short-term Borrowings
Unsecured Senior Revolving Credit Agreement
On November 28, 2018, we entered into the Revolving Credit Agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, which replaced the existing committed unsecured senior revolving credit agreement. The maturity date of the Revolving Credit Agreement was November 28, 2020 and the maximum revolving loan balance is $350.0 million. Borrowings under this agreement bear interest at either LIBOR or a defined base rate plus additional margin. On December 11, 2019, we entered into an amendment to the new unsecured Revolving Credit Agreement. Pursuant to the amendment, the maturity date was extended to February 26, 2021. On February 26, 2020, the Company entered into a second amendment to the unsecured revolving credit agreement, pursuant to which, the maturity date was extended by two years to February 26, 2023. The size of the Revolving Credit Agreement, along with the interest rate on the borrowings therefrom, remained unchanged. As of September 30, 2021, there were $298.8 million of borrowings outstanding, net of deferred financing costs of $1.2 million, under the Revolving Credit Agreement, which have since been fully repaid as of November 1, 2021. As of December 31, 2020, there were no borrowings outstanding under the new unsecured Revolving Credit Agreement. We may draw down on the Revolving Credit Agreement to provide flexibility in the normal course to meet ongoing operational cash needs and other general corporate purposes, including as necessary to manage through the current extraordinary macroeconomic/business environment as a result of the COVID-19 pandemic. Our liquidity remains strong, and was $485.6 million as of September 30, 2021, as discussed below.
5.125% Senior Notes
On May 27, 2016, we issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes, which matured on May 27, 2021. The 5.125% Senior Notes were general senior unsecured obligations of the Company. The 5.125% Senior Notes bore interest at a rate of 5.125% per year, payable in cash on May 27 and November 27 of each year, commencing November 27, 2016 and ending on the maturity date. Prior to maturity, on August 5, 2020, the Company commenced a cash tender offer for any and all $300.0 million outstanding aggregate principal amount of its 5.125% Senior Notes. On August 11, 2020, the Company’s cash tender offer expired at 5:00 p.m., New York City time. As of the expiration time, $44.0 million aggregate principal amount of the 5.125% Senior Notes were validly tendered. These notes were redeemed on the settlement date of August 14, 2020. The Company retained CF&Co as one of the dealer managers for the tender offer. As a result of this transaction, $14 thousand in dealer management fees were paid to CF&Co. Cantor tendered $15.0 million of such senior notes in the tender offer, and did not hold such notes as of September 30, 2021.
The initial carrying value of the 5.125% Senior Notes was $295.8 million, net of the discount and debt issuance costs of $4.2 million, of which $0.5 million were underwriting fees payable to CF&Co.
On August 16, 2016, we filed a Registration Statement on Form S-4 which was declared effective by the SEC on September 13, 2016. On September 15, 2016, BGC launched an exchange offer in which holders of the 5.125% Senior Notes, issued in a private placement on May 27, 2016. could exchange such notes for new registered notes with substantially identical terms. The exchange offer closed on October 12, 2016, at which point the initial 5.125% Senior Notes were exchanged for new registered notes with substantially identical terms. On May 27, 2021, we repaid the remaining $256.0 million principal plus accrued interest on our 5.125% Senior Notes.
5.375% Senior Notes

On July 24, 2018, we issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes. The 5.375% Senior Notes are general senior unsecured obligations of the Company. The 5.375% Senior Notes bear interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The 5.375% Senior Notes will mature on July 24, 2023. We may redeem some or all of the 5.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 5.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture related to the 5.375% Senior Notes) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes was $444.2 million, net of the discount and debt issuance costs of $5.8 million, of which $0.3 million were underwriting fees paid to CF&Co. We also paid CF&Co an advisory fee of $0.2 million in connection with the issuance. The issuance costs are amortized as interest expense and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 5.375% Senior Notes as of September 30, 2021 was $447.6 million.
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
3.750% Senior Notes
On September 27, 2019, we issued an aggregate of $300.0 million principal amount of 3.750% Senior Notes. The 3.750% Senior Notes are general unsecured obligations of the Company. The 3.750% Senior Notes bear interest at a rate of 3.750% per annum, payable in cash on each April 1 and October 1, commencing April 1, 2020. The 3.750% Senior Notes will mature on October 1, 2024. We may redeem some or all of the 3.750% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 3.750% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture related to the 3.750% Senior Notes) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 3.750% Senior Notes was $296.1 million, net of discount and debt issuance costs of $3.9 million, of which $0.2 million were underwriting fees payable to CF&Co. The issuance costs will be amortized as interest expense and the carrying value of the 3.750% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 3.750% Senior Notes was $297.5 million as of September 30, 2021.
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
4.375% Senior Notes
On July 10, 2020, we issued an aggregate of $300.0 million principal amount of 4.375% Senior Notes. The 4.375% Senior Notes are general unsecured obligations of the Company. The 4.375% Senior Notes bear interest at a rate of 4.375% per year, payable in cash on June 15 and December 15, commencing December 15, 2020. The 4.375% Senior Notes will mature on December 15, 2025. We may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 4.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture related to the 4.375% Senior Notes) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. Cantor purchased $14.5 million of such senior notes and still holds such notes as of September 30, 2021. The initial carrying value of the 4.375% Senior Notes was $296.8 million, net of discount and debt issuance costs of $3.2 million, of which $0.2 million were underwriting fees payable to CF&Co. The carrying value of the 4.375% Senior Notes was $297.4 million as of September 30, 2021.
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

Collateralized Borrowings
 On May 31, 2017, we entered into a secured loan arrangement of $29.9 million under which we pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.44% per year and matured on May 31, 2021, therefore, there were no borrowings outstanding as of September 30, 2021. As of December 31, 2020, we had $4.0 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2020 was $0.8 million.
On April 8, 2019, we entered into a secured loan arrangement of $15.0 million, under which we pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.77% and matures on April 8, 2023. As of September 30, 2021, we had $6.8 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of September 30, 2021 was $0.1 million. As of December 31, 2020, we had $9.6 million outstanding related to this secured loan arrangement. The net book value of the fixed assets pledged as of December 31, 2020, was $1.2 million. Also, on April 19, 2019, we entered into a secured loan arrangement of $10.0 million, under which we pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.89% and matures on April 19, 2023. As of September 30, 2021, we had $4.4 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of September 30, 2021 was $1.4 million. As of December 31, 2020, we had $6.3 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2020, was $2.7 million.
Weighted-average Interest Rate
For the three months ended September 30, 2021 and 2020, the weighted-average interest rate of our total Notes payable and other borrowings, which include our Unsecured Senior Revolving Credit Agreement, Senior Notes, and Collateralized Borrowings, was 4.06% and 4.71%, respectively. For the nine months ended September 30, 2021 and 2020, the weighted-average interest rate of our total Notes payable and other borrowings, was 4.06% and 4.71%, respectively.
Short-term Borrowings
On August 22, 2017, we entered into a committed unsecured loan agreement with Itau Unibanco S.A. The credit agreement provided for short-term loans of up to $3.7 million (BRL 20.0 million). The agreement was automatically renewed every 180 days until August 13, 2021, when it was repaid in full. Borrowings under this agreement bore interest at the Brazilian Interbank offering rate plus 4.75%. As of September 30, 2021, there were no borrowings outstanding under the facility. As of December 31, 2020, there were $3.8 million (BRL 20.0 million), of borrowings outstanding under the facility. As of September 30, 2021, the interest rate was 11.00%.
On August 23, 2017, we entered into a committed unsecured credit agreement with Itau Unibanco S.A. The credit agreement provided for an intra-day overdraft credit line up to $10.0 million (BRL 50.0 million). On August 20, 2021, the agreement was renegotiated, increasing the credit line to $11.0 million (BRL 60.0 million). The maturity date of the agreement is November 20, 2021. This agreement bears a fee of 1.35% per year. As of September 30, 2021 and December 31, 2020, there were no borrowings outstanding under this agreement.
On January 25, 2021, the Company entered into a committed unsecured loan agreement with Banco Daycoval S.A., which provided for short-term loans of up to $1.8 million (BRL 10.0 million) and was renegotiated on June 1, 2021. The agreement provides for short-term loans of up to $3.7 million (BRL 20.0 million). The maturity date of the agreement is January 18, 2022. Borrowings under this agreement bear interest at the Brazilian Interbank offering rate plus 3.66%. As of September 30, 2021, there were $3.7 million (BRL 20.0 million) of borrowings outstanding under the agreement. As of September 30, 2021, the interest rate was 9.91%.
BGC Credit Agreement with Cantor
On March 19, 2018, we entered into the BGC Credit Agreement with Cantor. The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the previous credit facility between BGC and an affiliate of Cantor, and was approved by the Audit Committee of BGC. On August 6, 2018, the Company entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that can be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2022, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of September 30, 2021, there were no borrowings by BGC or Cantor outstanding under this Agreement.
CREDIT RATINGS
As of September 30, 2021, our public long-term credit ratings and associated outlooks are as follows:

	Rating	Outlook
Fitch Ratings Inc.	BBB-	Stable
Standard & Poor’s	BBB-	Stable
Japan Credit Rating Agency, Ltd.	BBB+	Stable
Kroll Bond Rating Agency	BBB	Stable
Credit ratings and associated outlooks are influenced by a number of factors, including but not limited to: operating environment, earnings and profitability trends, the prudence of funding and liquidity management practices, balance sheet size/composition and resulting leverage, cash flow coverage of interest, composition and size of the capital base, available liquidity, outstanding borrowing levels and the firm’s competitive position in the industry. A credit rating and/or the associated outlook can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change. Any downgrade in our credit ratings and/or the associated outlooks could adversely affect the availability of debt financing on terms acceptable to us, as well as the cost and other terms upon which we are able to obtain any such financing. In addition, credit ratings and associated outlooks may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions. In connection with certain agreements, we may be required to provide additional collateral in the event of a credit ratings downgrade.
LIQUIDITY ANALYSIS
We consider our liquidity to be comprised of the sum of Cash and cash equivalents, Reverse repurchase agreements, Marketable securities, and Securities owned, less Securities loaned and Repurchase agreements. The discussion below describes the key components of our liquidity analysis.
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
At December 31, 2019, the Company completed the calculation of the one-time transition tax on the deemed repatriation of foreign subsidiaries’ earnings pursuant to the Tax Act and previously recorded a net cumulative tax expense of $25.0 million, net of foreign tax credits. An installment election can be made to pay the taxes over eight years with 40% paid in equal installments over the first five years and the remaining 60% to be paid in installments of 15%, 20% and 25% in years six, seven and eight, respectively. The cumulative remaining balance as of September 30, 2021 is $15.8 million.
As of September 30, 2021, the Company had $450.8 million of Cash and cash equivalents, and included in this amount was $297.6 million of Cash and cash equivalents held by foreign subsidiaries.

Discussion of the nine months ended September 30, 2021
The table below presents our Liquidity Analysis:

	September 30, 2021	December 31, 2020
(in thousands)
Cash and cash equivalents	$450,830	$596,291
Securities owned	37,430	58,572
Marketable securities	348	349
Repurchase agreements	(2,997)	—
Total	$485,611	$655,212
The $169.6 million decrease in our liquidity position from $655.2 million as of December 31, 2020 to $485.6 million as of September 30, 2021 was primarily related to 45.2 million repurchases of Class A common stock and LPUs since the announced sale of our Insurance brokerage business in May 2021, ordinary movements in working capital, cash paid with respect to annual employee bonuses, tax payments, and our continued investment in Fenics Growth Platforms. Our liquidity position also decreased due to Cash held for sale totaling $36.6 million, relating to the Insurance brokerage business. Our liquidity position also reflected an increase related to net debt transactions due to drawing down $300.0 million from our $350.0 million revolving credit facility, partially offset by the $256.0 million repayment in full of the 5.125% Senior Notes.
Discussion of the nine months ended September 30, 2020
The table below presents our Liquidity Analysis:

	September 30, 2020	December 31, 2019
(in thousands)
Cash and cash equivalents	$494,949	$419,328
Securities owned	58,547	57,525
Marketable securities¹	303	326
Repurchase agreements	(2,089)	—
Total	$551,710	$477,179
________________________________________
1As of December 31, 2019 $13.9 million of Marketable securities on our balance sheet had been lent in a Securities loaned transaction and, therefore, are not included in this Liquidity Analysis.
The $74.5 million increase in our liquidity position from $477.2 million as of December 31, 2019 to $549.1 million as of September 30, 2020, was primarily related to the issuance of $300.0 million of the 4.375% Senior Notes, the $68.9 million net payoff of the Revolving Credit Agreement and the $44.0 million cash tender offer on the 5.125% Senior Notes. This was partially offset by ordinary movements in working capital (including settlement of payables to related parties), cash paid with respect to annual employee bonuses and associated tax and compensation expenses, cost reduction charges, tax payments, acquisitions and our continued investment in new revenue generating hires.
CLEARING CAPITAL
In November 2008, we entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on our behalf. In June 2020, this clearing capital agreement was amended to cover Cantor providing clearing services in all eligible financial products to us and not just U.S. Treasury and U.S. government agency securities. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to us, Cantor shall be entitled to request from us cash or other collateral acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement or Cantor will post cash or other collateral on our behalf for a commercially reasonable charge. Cantor had not requested any cash or other property from us as collateral as of September 30, 2021.
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
As of September 30, 2021, $669.4 million of net assets were held by regulated subsidiaries excluding $47.1 million of net assets classified as held for sale. As of September 30, 2021, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $360.5 million excluding $38.6 million classified as held for sale.
In April 2013, the Board and Audit Committee authorized management to enter into indemnification agreements with Cantor and its affiliates with respect to the provision of any guarantees provided by Cantor and its affiliates from time to time as required by regulators. These services may be provided from time to time at a reasonable and customary fee. In 2020, the introducing broker guarantees were moved from CF&Co to Mint Brokers for the firm's stand alone and foreign NFA registered introducing brokers.
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
Much of our global derivatives volumes continue to be executed by non-U.S. based clients outside the U.S. and subject to local prudential regulations. As such, we will continue to operate a number of European regulated venues in accordance with EU or U.K. legislation and licensed by the FCA or EU-based national supervisors. These venues are also operated for non-

derivative instruments for these clients. MiFID II was published by the European Securities and Markets Authority in September 2015, and implemented in January 2018 and introduced important infrastructural changes.
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
EQUITY
Class A Common Stock
Changes in shares of BGC Class A common stock outstanding were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shares outstanding at beginning of period	348,795	313,323	323,018	307,915
Share issuances:
Redemptions/exchanges of limited partnership interests¹	8,446	1,747	49,033	5,821
Vesting of RSUs	213	115	1,941	915
Acquisitions	343	42	1,130	327
Other issuances of BGC Class A common stock	100	90	366	339
Restricted stock forfeitures	(56)	—	(140)	—
Treasury stock repurchases	(24,433)	(2)	(41,940)	(2)
Shares outstanding at end of period	333,408	315,315	333,408	315,315
_________________________________
1Included in redemptions/exchanges of limited partnership interests for the three months ended September 30, 2021 and 2020 are 5.8 million shares of BGC Class A common stock granted in connection with the cancellation of 6.9 million LPUs, and 0.5 million shares of BGC Class A common stock granted in connection with the cancellation of 0.4 million LPUs, respectively. Included in redemptions/exchanges of limited partnership interests for the nine months ended September 30, 2021 and 2020 are 21.2 million shares of BGC Class A common stock granted in connection with the cancellation of 23.2 million LPUs, and 2.6 million shares of BGC Class A common stock granted in connection with the cancellation of 2.5 million LPUs, respectively. Because LPUs are included in the Company’s fully diluted share count, if dilutive, redemptions/

exchanges in connection with the issuance of BGC Class A common stock would not impact the fully diluted number of shares outstanding.
Class B Common Stock
The Company did not issue any shares of BGC Class B common stock during the three and nine months ended September 30, 2021 and 2020. As of September 30, 2021 and December 31, 2020, there were 45.9 million shares of BGC Class B common stock outstanding.
Unit Redemptions and Share Repurchase Program
The Board and Audit Committee have authorized repurchases of BGC Class A common stock and redemptions of limited partnership interests or other equity interests in our subsidiaries. On August 3, 2021, the Board and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of September 30, 2021, the Company had $322.8 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units.
The table below represents the units redeemed and/or shares repurchased for cash and does not include units redeemed/cancelled in connection with the grant of shares of BGC Class A common stock nor the limited partnership interests exchanged for shares of BGC Class A common stock. The unit redemptions and share repurchases of BGC Class A common stock during the three and nine months ended September 30, 2021 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted-Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Program
Redemptions[1,2]
January 1, 2021—March 31, 2021	20	$4.40
April 1, 2021—June 30, 2021	4,715	5.82
July 1, 2021—September 30, 2021	73	5.14
Total Redemptions	4,808	$5.81
Repurchases[3,4]
January 1, 2021—March 31, 2021	965	$4.56
April 1, 2021—June 30, 2021	16,542	6.25
July 1, 2021—July 31, 2021	10,000	5.00
August 1, 2021—August 31, 2021	5,899	5.64
September 1, 2021—September 30, 2021	8,534	5.10
Total Repurchases	41,940	$5.59
Total Redemptions and Repurchases	46,748	$5.62	$322,835
____________________________
1During the three months ended September 30, 2021, the Company redeemed 16 thousand LPUs at an aggregate redemption price of $71 thousand for a weighted-average price of $4.47 per unit. During the three months ended September 30, 2021, the Company redeemed 57 thousand FPUs at an aggregate redemption price of $302 thousand for a weighted-average price of $5.33 per unit. During the three months ended September 30, 2020, the Company redeemed 1.5 million LPUs at an aggregate redemption price of $4.1 million for a weighted-average price of $2.81 per unit. During the three months ended September 30, 2020, the Company redeemed 27 thousand FPUs at an aggregate redemption price of $73 thousand for an average price of $2.74 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 5.8 million and 0.5 million shares of BGC Class A common stock during the three months ended September 30, 2021 and 2020, respectively, nor the limited partnership interests exchanged for 2.9 million and 1.3 million shares of BGC Class A common stock during the three months ended September 30, 2021 and 2020, respectively.
2During the nine months ended September 30, 2021, the Company redeemed 4.7 million LPUs at an aggregate redemption price of $27.4 million for an average price of $5.83 per unit. During the nine months ended September 30, 2021, the Company redeemed 0.1 million FPUs at an aggregate redemption price of $0.5 million for an average price of $4.75 per unit. During the nine months ended September 30, 2020, the Company redeemed 1.8 million LPUs at an aggregate redemption price of $5.4 million for an average price of $3.02 per unit. During the nine months ended September 30, 2020, the Company redeemed 28 thousand FPUs at an aggregate redemption price of $77 thousand for an average price of $2.75 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 21.2 million and 2.6 million shares of BGC Class A common stock during the nine months ended September 30, 2021 and 2020, respectively, nor the limited partnership interests exchanged for 28.8 million and 3.1 million shares of BGC Class A common stock during the nine months ended September 30, 2021 and 2020, respectively.
3During the three months ended September 30, 2021, the Company repurchased 24.4 million shares of BGC Class A common stock at an aggregate price of $126.8 million for a weighted-average price of $5.19 per share. During the three months ended September 30, 2020, the Company repurchased 2 thousand shares of BGC Class A common stock at an aggregate price of $6 thousand for a weighted-average price of $2.58 per share.
4During the nine months ended September 30, 2021, the Company repurchased 41.9 million shares of BGC Class A common stock at an aggregate price of $234.6 million for a weighted-average price of $5.59 per share. During the nine months ended September 30, 2020 the Company repurchased 2 thousand shares of BGC Class A common stock at an aggregate price of $6 thousand for a weighted-average price of $2.58 per share.
The weighted-average share count for our earnings per share calculation was as follows (in thousands):

Three Months Ended September 30, 2021
Common stock outstanding[1]	387,121
Partnership units[2]	—
RSUs (Treasury stock method)	—
Other	—
Total[3]	387,121
______________________________
1Common stock consisted of shares of BGC Class A common stock, shares of BGC Class B common stock and contingent shares of our Class A common stock for which all necessary conditions have been satisfied except for the passage of time. For the quarter ended September 30, 2021, the weighted-average number of shares of BGC Class A common stock was 341.2 million and shares of BGC Class B common stock was 45.9 million.
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
3For the three months ended September 30, 2021, 143.5 million potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Also as of September 30, 2021, 37.5 million shares of contingent BGC Class A common stock, N units, RSUs, and LPUs were excluded from fully diluted EPS computations because the conditions for issuance had not been met by the end of the period. The contingent BGC Class A common stock is recorded as a liability and included in “Accounts payable, accrued and other liabilities” in our unaudited condensed consolidated statement of financial condition as of September 30, 2021.
The fully diluted period-end spot share count was as follows (in thousands):

As of September 30, 2021
Common stock outstanding	379,292
Partnership units	130,395
RSUs (Treasury stock method)	4,230
Other	3,241
Total	517,158
As of November 5, 2021, we have repurchased an additional 13.9 million shares of BGC Class A common stock during the fourth quarter for aggregate consideration of $71.8 million representing a weighted-average price per share of $5.15.
On June 5, 2015, we entered into the Exchange Agreement with Cantor providing Cantor, CFGM and other Cantor affiliates entitled to hold BGC Class B common stock the right to exchange from time to time, on a one-to-one basis, subject to adjustment, up to an aggregate of 34.6 million shares of BGC Class A common stock now owned or subsequently acquired by such Cantor entities for up to an aggregate of 34.6 million shares of BGC Class B common stock. Such shares of BGC Class B common stock, which currently can be acquired upon the exchange of Cantor units owned in BGC Holdings, are already included in our fully diluted share count and will not increase Cantor’s current maximum potential voting power in the common equity. The Exchange Agreement enabled the Cantor entities to acquire the same number of shares of BGC Class B common stock that they were already entitled to acquire without having to exchange its Cantor units in BGC Holdings. The Audit Committee and Board have determined that it was in the best interests of us and our stockholders to approve the Exchange Agreement because it will help ensure that Cantor retains its Cantor units in BGC Holdings, which is the same partnership in which our partner employees participate, thus continuing to align the interests of Cantor with those of the partner employees. On November 23, 2018, in the Class B Issuance, BGC issued 10.3 million shares of BGC Class B common stock to Cantor and 0.7 million shares of BGC Class B common stock to CFGM, an affiliate of Cantor, in each case in exchange for shares of BGC Class A common stock from Cantor and CFGM, respectively, on a one-to-one basis pursuant to the Exchange Agreement. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC by Cantor or CFGM for the Class B Issuance. Following this exchange, Cantor and its affiliates only have the right to exchange under the Exchange Agreement up to an aggregate of 23.6 million shares of BGC Class A common stock, now owned or subsequently acquired, or its Cantor units in BGC Holdings, into shares of BGC Class B common stock. As of September 30, 2021, Cantor and CFGM do not own any shares of BGC Class A common stock.
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
Registration Statements
We currently have in place an effective equity shelf registration statement on Form S-3 filed on March 9, 2018 with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock from time to time on a delayed or continuous basis (the "March 2018 Form S-3"). On March 9, 2018, we entered into the March 2018 Sales Agreement, pursuant to which we could offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock under the CEO Program. Proceeds from shares of BGC Class A common stock sold under this CEO Program Sales Agreement could be used for redemptions of limited partnership interests in BGC Holdings, as well as for general corporate purposes, including acquisitions and the repayment of debt. CF&Co is a wholly owned subsidiary of Cantor and an affiliate of us. Under this Sales Agreement, we have agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. For certain transactions during 2020, we paid CF&Co 1% of the gross proceeds from the sale of shares of our Class A common stock in our CEO program. The March 2018 Form S-3 and the March 2018 Sales Agreement expired in September 2021. As of the date of expiration, we had sold 17.6 million shares of BGC Class A common stock (or $210.8 million) under the March 2018 Sales Agreement, and $89.2 million of stock remained unsold by us under the March 2018 Sales Agreement. For additional information on the Company’s CEO Program sales agreements, see Note 14—“Related Party Transactions” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. On March 8, 2021, we filed a replacement CEO Program shelf registration statement on Form S-3, which has not yet been declared effective, with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock from time to time on a delayed or continuous basis.
We intend to use the net proceeds of any shares of BGC Class A common stock sold for general corporate purposes for potential acquisitions, redemptions of LPUs and FPUs in BGC Holdings and repurchases of shares of BGC Class A common stock from partners, executive officers and other employees of ours or our subsidiaries and of Cantor and its affiliates. Certain of such partners will be expected to use the proceeds from such sales to repay outstanding loans issued by, or credit enhanced by, Cantor, or BGC Holdings. In addition to general corporate purposes, these sales along with our share repurchase authorization are designed as a planning device in order to facilitate the redemption process. Going forward, we may redeem units and reduce our fully diluted share count under our repurchase authorization or later sell shares of BGC Class A common stock under the replacement CEO Program shelf registration statement on Form S-3, which has not yet been declared effective.
Further, we have an effective registration statement on Form S-4 filed on September 3, 2010, with respect to the offer and sale of up to 20 million shares of BGC Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of September 30, 2021, we have issued an aggregate of 15.4 million shares of BGC Class A common stock under this Form S-4 registration statement. Additionally, on September 13, 2019, we filed a registration statement on Form S-4, with respect to the offer and sale of up to 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of September 30, 2021, we have not issued any shares of BGC Class A common stock under this Form S-4 registration statement. We also have an effective shelf registration statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of BGC Class A common stock under the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan. As of September 30, 2021, we have issued 0.7 million shares of BGC Class A common stock under the Dividend Reinvestment and Stock Purchase Plan.
The Compensation Committee may grant stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other equity-based awards, including to provide exchange rights for shares of BGC Class A common stock upon exchange of LPUs. On June 22, 2016, at our Annual Meeting of Stockholders, our stockholders approved our Equity Plan to increase from 350 million to 400 million the aggregate number of shares of BGC Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. As of September 30, 2021, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 72.9 million shares of BGC Class A common stock. On October 7, 2021, our Compensation Committee recommended and our Board adopted, subject to stockholder approval at the Annual Meeting of Stockholders, amendments to the Equity Plan to increase by 100 million to a total of 500 million shares the aggregate number of shares of our Class A common stock that may be delivered or cash settled pursuant to awards granted during the life of the Plan, subject to adjustment, and to remove the annual per-participant limit of 15 million awards that may be granted under the Plan. In addition to seeking stockholder approval of these amendments to our Equity Plan at our Annual Meeting of Stockholders, we are also taking this opportunity to ask our stockholders to once again approve the entire Equity Plan, as amended and restated.
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
As of September 30, 2021, the Company has issued 0.5 million shares of BGC Class A common stock, 0.2 million of RSUs and paid $30.4 million in cash related to such contingent payments.
As of September 30, 2021, 1.8 million shares of BGC Class A common stock, 0.1 million RSUs and $19.8 million in cash remain to be issued if the targets are met, net of forfeitures and other adjustments.
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
In response to motions to dismiss filed by all defendants in December 2018, Plaintiffs filed a motion for leave to amend the operative complaint in February 2019, requesting that the Court allow them to supplement their allegations, which the Court granted. The amended complaint alleges the same purported breaches of fiduciary duty as the operative complaint, raises no new claims, and seeks identical relief, but includes additional allegations, including alleged reasons for plaintiffs’ failure to make a demand on the Board, which was the basis of defendants’ motion to dismiss. On March 19, 2019, all defendants filed motions to dismiss the amended complaints, again on demand grounds. On September 30, 2019, the Court denied defendants’ motions to dismiss, permitting the case to move forward into discovery. In its ruling, the Court determined that the amended complaint sufficiently pled that plaintiffs were not required to make demand on the Board in order to file a derivative suit, but did not make findings of fact with respect to the underlying merits of plaintiffs’ allegations concerning the Transaction. On February 11, 2021, following the close of discovery, the Company and the independent directors of the Board filed motions for summary judgment seeking dismissal of the case based on the discovery record, which plaintiffs have opposed. Argument was held on defendants’ summary judgment motions on June 22, 2021. On September 20, 2021, the Court partially granted the summary judgment motions, dismissing directors Stephen Curwood and Linda Bell and permitting the trial to move forward against the remaining defendants. A trial was held before Vice Chancellor Lori Will on October 11, 2021, which concluded on October 15, 2021. The parties will submit post-trial briefing, after which the Court is expected to rule on all pending matters.
The Company continues to believe that the allegations pled against the defendants in the amended complaint are without merit and will continue to defend against them vigorously as the case moves forward. However, as in any litigated matter, the outcome cannot be determined with certainty.

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
As of September 30, 2021, there were 1.6 million FPUs in BGC Holdings remaining, which BGC Holdings had the right to redeem or exchange and with respect to which Cantor will have the right to purchase an equivalent number of Cantor units following such redemption or exchange.
On October 28, 2021, Cantor purchased from BGC Holdings an aggregate of 460,929 Cantor units for an aggregate consideration of $715,605 as a result of the redemption of 460,929 FPUs, and 1,179,942 Cantor units for aggregate consideration of $2,033,838 as a result of the exchange of 1,179,942 FPUs. Each Cantor unit in BGC Holdings held by Cantor is exchangeable by Cantor at any time on a one-for-one basis (subject to adjustment) for shares of BGC Class A common stock.
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
GUARANTEE AGREEMENT FROM MINT BROKERS
Under rules adopted by the CFTC, all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the NFA and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. Our European-based brokers engage from time to time in interest rate swap transactions with U.S.-based counterparties, and therefore we are subject to the CFTC requirements. Mint Brokers has entered into guarantees on our behalf (and on behalf of GFI), and we are required to indemnify Mint Brokers for the amounts, if any, paid by Mint Brokers on our behalf pursuant to this arrangement. Effective April 1, 2020, these guarantees were transferred to Mint Brokers from CF&Co. During both the three months ended September 30, 2021, the Company recorded expenses of $31 thousand with respect to these guarantees. During both the nine months ended September 30, 2021, the Company recorded expenses of $94 thousand with respect to these guarantees.
BGC SUBLEASE FROM NEWMARK
In May 2020, BGC U.S. OpCo entered into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark, which sublease was approved by the Audit Committee. The deal is a one-year sublease of approximately 21,000 rentable square feet in New York City. Under the terms of the sublease, BGC U.S. OpCo paid a fixed rent amount of $1.1 million in addition to all operating and tax expenses attributable to the lease. In May 2021, the sublease was amended to provide for a rate of $15 thousand per month based on the size of utilized space, with terms extending on a month-to-month basis. In connection with the sublease, BGC U.S. OpCo paid $0.1 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively. In connection with the sublease, BGC U.S. OpCo paid $0.5 million for the both the nine months ended September 30, 2021 and 2020.

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
As of September 30, 2021, the Company had $50.0 million remaining from its debt repurchase authorization.
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
MARKET SUMMARY
The following table provides certain volume and transaction count information for the quarterly periods indicated:

	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Notional Volume (in billions)
Total Fully Electronic volume	$10,269	$10,249	$11,805	$8,736	$8,426
Total Hybrid volume¹	62,649	62,145	67,913	59,165	64,298
Total Fully Electronic and Hybrid volume	$72,918	$72,394	$79,718	$67,901	$72,724
Transaction Count (in thousands, except for days)
Total Fully Electronic transactions	3,374	3,218	3,746	2,895	2,735
Total Hybrid transactions	1,062	1,107	1,348	1,129	1,115
Total Fully Electronic and Hybrid transactions	4,436	4,325	5,094	4,024	3,850
Trading days	64	63	61	64	64
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
Fully Electronic volume, including new products, was $10.3 trillion for the three months ended September 30, 2021, compared to $8.4 trillion for the three months ended September 30, 2020. Our Hybrid volume for the three months ended September 30, 2021 was $62.6 trillion, compared to $64.3 trillion for the three months ended September 30, 2020.
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
Certain LPUs are granted exchangeability into shares of BGC or Newmark Class A common stock or are redeemed in connection with the grant of BGC or Newmark Class A common stock issued; BGC Class A common stock is issued on a one-for-one basis, and Newmark Class A common stock is issued based on the number of LPUs exchanged or redeemed multiplied by the then Exchange Ratio. At the time exchangeability is granted or shares of BGC or Newmark Class A common stock are issued, we recognize an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our unaudited condensed consolidated statements of operations. During the three months ended September 30, 2021 and 2020, we incurred equity-based compensation expense of $47.2 million and $3.6 million, respectively. During the nine months ended September 30, 2021 and 2020, we incurred equity-based compensation expense of $86.3 million and $29.0 million, respectively.
Certain LPUs have a stated vesting schedule and do not receive quarterly allocations of net income. Compensation expense related to these LPUs is recognized over the stated service period, and these units generally vest between two and five years. During the three months ended September 30, 2021 and 2020, we incurred equity-based compensation expense related to these LPUs of $19.9 million and $18.5 million, respectively. During the nine months ended September 30, 2021 and 2020, we incurred equity-based compensation expense related to these LPUs of $53.7 million and $54.3 million, respectively. This expense is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our unaudited condensed consolidated statements of operations.
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
As of September 30, 2021 and December 31, 2020, the aggregate balance of employee loans, net of reserve, was $376.0 million and $408.1 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our unaudited condensed consolidated statements of financial condition. The September 30, 2021 balance above excludes $13.9 million of employee loans classified as Assets held for sale as of September 30, 2021. Compensation expense (benefit) for the above-mentioned employee loans for the both the three months ended September 30, 2021 and 2020 was $11.1 million. Compensation expense (benefit) for the above-mentioned employee loans for the nine months ended September 30, 2021 and 2020 was $45.7 million and $42.7 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our unaudited condensed consolidated statements of operations.
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
CAPITAL DEPLOYMENT PRIORITIES, DIVIDEND POLICY AND REPURCHASE AND REDEMPTION PROGRAM
BGC’s 2021 capital allocation priorities are to return capital to stockholders and to continue investing in its high growth Fenics businesses. BGC plans to prioritize share and unit repurchases over dividends and distributions. We have repurchased or redeemed 24.4 million shares during the third quarter and repurchased an additional 13.9 million shares, during the fourth quarter, as of November 5, 2021.
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
The share count for Adjusted Earnings excludes certain shares and share equivalents expected to be issued in future periods but not yet eligible to receive dividends and/or distributions. Each quarter, the dividend payable to BGC’s stockholders, if any, is expected to be determined by the Company’s Board of Directors with reference to a number of factors, including post-

tax Adjusted Earnings per share. BGC may also pay a pro-rata distribution of net income to limited partnership units, as well as to Cantor for its noncontrolling interest. The amount of this net income, and therefore of these payments per unit, would be determined using the above definition of Adjusted Earnings per share on a pre-tax basis.
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

OUR ORGANIZATIONAL STRUCTURE
Stock Ownership
As of September 30, 2021, there were 333.4 million shares of BGC Class A common stock outstanding. On June 21, 2017, Cantor pledged 10.0 million shares of BGC Class A common stock in connection with a partner loan program. On November 23, 2018, those shares of BGC Class A common stock were converted into 10.0 million shares of BGC Class B common stock and remain pledged in connection with the partner loan program. On November 23, 2018, BGC Partners issued 10.3 million shares of BGC Class B common stock to Cantor and 0.7 million shares of BGC Class B common stock to CFGM, an affiliate of Cantor, in each case in exchange for shares of BGC Class A common stock from Cantor and CFGM, respectively, on a one-to-one basis pursuant to Cantor’s and CFGM’s right to exchange such shares under the letter agreement, dated as of June 5, 2015, by and between BGC Partners and Cantor. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Partners by Cantor or CFGM for the Class B Issuance. The Class B Issuance was exempt from registration pursuant to Section 3(a)(9) of the Securities Act. As of September 30, 2021, Cantor and CFGM did not own any shares of BGC Class A common stock. Each share of BGC Class A common stock is entitled to one vote on matters submitted to a vote of our stockholders.
In addition, as of September 30, 2021, Cantor and CFGM held 45.9 million shares of BGC Class B common stock (which represents all of the outstanding shares of BGC Class B common stock), representing approximately 57.9% of our voting power on such date. Each share of BGC Class B common stock is generally entitled to the same rights as a share of BGC Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to ten votes. The BGC Class B common stock generally votes together with the BGC Class A common stock on all matters submitted to a vote of our stockholders.
Through September 30, 2021, Cantor has distributed to its current and former partners an aggregate of 20.9 million shares of BGC Class A common stock, consisting of (i) 19.4 million April 2008 distribution rights shares, and (ii) 1.5 million February 2012 distribution rights shares. As of September 30, 2021, Cantor is still obligated to distribute to its current and former partners an aggregate of 15.8 million shares of BGC Class A common stock, consisting of 14.0 million April 2008 distribution rights shares and 1.8 million February 2012 distribution rights shares.
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
As of September 30, 2021, we held directly and indirectly, through wholly-owned subsidiaries, 379.3 million BGC U.S. OpCo limited partnership units and 379.3 million BGC Global OpCo limited partnership units, representing approximately 75.6% of the outstanding limited partnership units in both BGC U.S. OpCo and BGC Global OpCo. As of that date, BGC Holdings held 122.1 million BGC U.S. OpCo limited partnership units and 122.1 million BGC Global OpCo limited partnership units, representing approximately 24.4% of the outstanding limited partnership units in both BGC U.S. OpCo and BGC Global OpCo.
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
As of September 30, 2021, excluding Preferred Units and NPSUs described below, outstanding BGC Holdings partnership interests included 65.4 million LPUs, 9.8 million FPUs and 55.1 million Cantor units.
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
As of September 30, 2021, there were 1.6 million FPUs remaining which BGC Holdings had the right to redeem or exchange and with respect to which Cantor will have the right to purchase an equivalent number of Cantor units following such redemption or exchange. On October 28, 2021, Cantor purchased from BGC Holdings an aggregate of 460,929 Cantor units for an aggregate consideration of $715,605 as a result of the redemption of 460,929 FPUs, and 1,179,942 Cantor units for aggregate consideration of $2,033,838 as a result of the exchange of 1,179,942 FPUs. Each Cantor unit in BGC Holdings held by Cantor is exchangeable by Cantor at any time on a one-for-one basis (subject to adjustment) for shares of BGC Class A common stock.
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
Such Preferred Units may not be made exchangeable into BGC Class A common stock and accordingly will not be included in the fully diluted share count. Each quarter, the net profits of BGC Holdings are allocated to such Units at a rate of either 0.6875% (which is 2.75% per calendar year) of the allocation amount assigned to them based on their award price, or such other amount as set forth in the award documentation, before calculation and distribution of the quarterly Partnership distribution for the remaining Partnership units. The Preferred Units will not be entitled to participate in Partnership distributions other than with respect to the Preferred Distribution. As of September 30, 2021, there were 24.9 million such units granted and outstanding in BGC Holdings.
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
Under the Exchange Agreement, Cantor and CFGM have the right to exchange shares of BGC Class A common stock owned by them for the same number of shares of BGC Class B common stock. As of September 30, 2021, Cantor and CFGM do not own any shares of BGC Class A common stock. Cantor and CFGM would also have the right to exchange any shares of BGC Class A common stock subsequently acquired by either of them for shares of BGC Class B common stock, up to 23.6 million shares of BGC Class B common stock.
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
The following diagram illustrates our organizational structure as of September 30, 2021. The diagram does not reflect the various subsidiaries of BGC, BGC U.S. OpCo, BGC Global OpCo, or Cantor, or the noncontrolling interests in our consolidated subsidiaries other than Cantor’s units in BGC Holdings.*

STRUCTURE OF BGC PARTNERS, INC. AS OF SEPTEMBER 30, 2021

CF Group Management Inc.
Cantor Limited Partners
Cantor
Public Stockholders
• Limited Partnership Units (45.2% of economics of BGC Holdings)
• 11.0% indirect economic interest in BGC U.S. and BGC Global
• BGC Class B common stock (12.1% of economics and 57.9% of voting power of BGC Partners, Inc.)
• 9.1% indirect economic interest in BGC U.S. and BGC Global
• BGC Class A common stock (87.9% of economics and 42.1% of voting power of BGC Partners, Inc.)
• 66.5% indirect economic interest in BGC U.S. and BGC Global
BGC Partners, Inc.
• Limited Partnership Units (75.6% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Units (75.6% of economics of BGC Global)
Limited Partnership Units and Founding/Working Partner Units
• Limited Partnership Units (54.8% of economics of BGC Holdings)
• 13.4% indirect economic interest in BGC U.S. and BGC Global
BGC Holdings
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Units (24.4% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Units (24.4% of economics of BGC Global)
BGC U.S.
BGC Global

* Shares of BGC Class B common stock are convertible into shares of BGC Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor and CFGM converted all of their BGC Class B common stock into BGC Class A common stock, Cantor would hold 11.9% of the voting power, CFGM would hold 0.2% of the voting power, and the public stockholders would hold 87.9% of the voting power (and Cantor and CFGM’s indirect economic interests in BGC U.S. and BGC Global would remain unchanged). The diagram does not reflect certain BGC Class A common stock and BGC Holdings partnership units as follows: (a) any shares of BGC Class A common stock that may become issuable upon the conversion or exchange of any convertible or exchangeable debt securities that may in the future be sold under our shelf Registration Statement on Form S-3 (Registration No. 333-180331); (b) 24.9 million Preferred Units granted and outstanding to BGC Holdings partners (see “BGC Partners, Inc. Partnership Structure” herein); and (c) 54.7 million N Units granted and outstanding to BGC Holdings partners.
The diagram reflects BGC Class A common stock and BGC Holdings partnership unit activity from January 1, 2021 through September 30, 2021 as follows: (a) 41.9 million shares of BGC Class A common stock repurchased by us; (b) 8.3 million LPUs redeemed for Newmark employees and executives; (c) 9.0 million LPUs for vested N Units; (d) an aggregate of 7.6 million LPUs granted by BGC Holdings; (e) 4.8 million LPUs and FPUs redeemed or repurchased by us for cash; (f) 3.5 million LPUs forfeited; (g) 1.9 million shares of BGC Class A common stock issued for vested restricted stock units; (h) 0.9 million LPUs related to prior period adjustments; (i) 1.1 million shares of Class A common stock issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-169232), but not the 4.6 million of such shares remaining available for issuance by us under such Registration Statement; and (j) 13 thousand shares issued by us under our Dividend Reinvestment and Stock Purchase Plan shelf Registration Statement on Form S-3 (Registration No. 333-173109), but not the 9.3 million of such shares remaining available for issuance by us under shelf Registration Statement on Form S-3 (Registration No. 333-196999). No shares of BGC Class A common stock were sold by us during the nine months ended September 30, 2021 under the March 2018 Sales Agreement pursuant to our Registration Statement on Form S-3 (Registration No. 333-223550). As September 30, 2021, we have not issued any shares of BGC Class A common stock under our 2019 Form S-4 Registration Statement (Registration No. 333-233761).
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
We also have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $0.3 million as of September 30, 2021. Investments in marketable securities carry a degree of risk, as there can be no assurance that the marketable securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of marketable securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in marketable securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in marketable securities. See Note 10—“Marketable Securities” and Note 12—“Derivatives” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these investments and related hedging activities.
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
The majority of the Company’s foreign currency exposure is related to the U.S. Dollar versus the British Pound and the Euro. While our international results of operations, as measured in U.S. Dollars, are subject to FX fluctuations, we do not consider the related risk to be material to our results of operations. For the financial assets and liabilities denominated in the British Pound and Euro, including foreign currency hedge positions related to these currencies, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. Dollar, holding all other assumptions constant. The analysis identified the stress-tested scenario as the U.S. Dollar strengthening against the Euro and weakening against the British Pound. If as of September 30, 2021, the U.S. Dollar had strengthened against the Euro and weakened against the British Pound by 10%, the currency movements would have had an aggregate negative impact on our net income of approximately $1.2 million.
Interest Rate Risk
BGC Partners had $1,352.5 million in fixed-rate debt outstanding as of September 30, 2021. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. In addition, as of September 30, 2021, BGC Partners had $298.8 million of net borrowings outstanding under its Revolving Credit Agreement. The interest rate on any borrowings under its Revolving Credit Agreement is based on LIBOR.
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
The economic and financial disruptions from the COVID-19 outbreak, as well as measures taken by various governmental authorities in response to the outbreak, led us to implement operational changes as we executed our business continuity plan. We took significant steps to protect our employees. Currently 85% of our employees are fully vaccinated, and we encourage them all to get vaccinated. A majority of BGC staff members are attending work in the office several days a week, while working remotely the other part of the week. Unvaccinated employees are required to wear masks in common spaces and when not able to maintain six feet of distance. We have deferred some corporate events and participation in industry conferences. We are also dependent on third-party vendors for the performance of certain critical processes and such vendors are also operating under business continuity plans.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman of the Board and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman of the Board and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of September 30, 2021. Based on that evaluation, as a result of the material weakness in internal control over financial reporting described below, the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were not effective as of September 30, 2021.
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
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2021, there were no changes in our internal control over financial reporting, other than the remediation measures implemented as described above, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2.1
Agreement for the Sale and Purchase of the Share Capital of Ed Broking Group Limited and Besso Insurance Group Limited, Dated May 26, 2021, by and Among Tower Bridge (One) Limited, Ardonagh Specialty Holdings 2 Limited, The Ardonagh Group Limited and BGC Partners, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 6, 2021)

2.2
Deed of Variation in Respect of the Agreement for the Sale and Purchase of the Share Capital of Ed Broking Group Limited and Besso Insurance Group Limited, dated August 25, 2021, by and among Tower Bridge (One) Limited, Ardonagh Specialty Holdings 2 Limited, The Ardonagh Group Limited and BGC Partners, Inc.

2.3
Deed of Variation in Respect of the Agreement for the Sale and Purchase of the Share Capital of Ed Broking Group Limited and Besso Insurance Group Limited, dated October 31, 2021, by and among Tower Bridge (One) Limited, Ardonagh Specialty Holdings 2 Limited, The Ardonagh Group Limited and BGC Partners, Inc.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended September 30, 2021 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended September 30, 2021 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Partners, Inc.

/ S / HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

/ S / STEVEN BISGAY
Name:	Steven Bisgay
Title:	Chief Financial Officer
Date: November 8, 2021
[Signature page to the Quarterly Report on Form 10-Q for the period ended September 30, 2021 dated November 8, 2021.]