Form 10-K
period 2021-12-31
BGC Partners, Inc.
filed 2022-02-28
CIK 1094831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K
_______________________________________________
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-28191
_______________________________________________
BGC Partners, Inc.
(Exact Name of Registrant as Specified in Its Charter)
_______________________________________________

Delaware					13-4063515
(State or Other Jurisdiction of Incorporation or Organization)					(I.R.S. Employer Identification No.)

499 Park Avenue	,	New York	,	NY	10022
(Address of Principal Executive Offices)					(Zip Code)
(212) 610-2200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	BGCP	The Nasdaq Stock Market, LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting common equity held by non-affiliates of the registrant, based upon the closing price of the Class A common stock on June 30, 2021 as reported on NASDAQ, was approximately $1,929,824,116.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
On February 24, 2022, the registrant had 321,093,235 shares of Class A common stock, $0.01 par value, and 45,884,380 shares of Class B common stock, $0.01 par value, outstanding.
_______________________________________________
DOCUMENTS INCORPORATED BY REFERENCE.
Portions of the registrant’s definitive proxy statement for its 2022 annual meeting of stockholders (the “2022 Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10-K. We anticipate that we will file the 2022 Proxy Statement with the SEC on or before May 2, 2022.

BGC Partners, Inc.
2021 FORM 10-K ANNUAL REPORT

GLOSSARY OF TERMS, ABBREVIATIONS AND ACRONYMS
The following terms, abbreviations and acronyms are used to identify frequently used terms and phrases that may be used in this report:

TERM	DEFINITION

3.750% Senior Notes	The Company’s $300.0 million principal amount of 3.750% senior notes maturing on October 1, 2024 and issued on September 27, 2019

4.375% Senior Notes	The Company’s $300.0 million principal amount of 4.375% senior notes maturing on December 15, 2025 and issued on July 10, 2020

5.125% Senior Notes	The Company’s original $300.0 million principal amount of 5.125% senior notes which matured on May 27, 2021 and were issued on May 27, 2016, of which $44.0 million was redeemed through a cash tender offer by the Company on August 14, 2020

5.375% Senior Notes	The Company’s $450.0 million principal amount of 5.375% senior notes maturing on July 24, 2023 and issued on July 24, 2018

Adjusted Earnings	A non-GAAP financial measure used by the Company to evaluate financial performance, which primarily excludes (i) certain non-cash items and other expenses that generally do not involve the receipt or outlay of cash and do not dilute existing stockholders, and (ii) certain gains and charges that management believes do not best reflect the ordinary results of BGC

ADV	Average daily volume

Algomi	Algomi Limited, a wholly owned subsidiary of the Company, acquired on March 6, 2020

API	Application Programming Interface

April 2008 distribution rights shares	Cantor’s deferred stock distribution rights provided to current and former Cantor partners on April 1, 2008

Aqua	Aqua Securities L.P., an alternative electronic trading platform, which offers new pools of block liquidity to the global equities markets and is a 49%-owned equity method investment of the Company and 51% owned by Cantor

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

Audit Committee	Audit Committee of the Board

BEAT	Base Erosion and Anti-abuse Tax

Berkeley Point	Berkeley Point Financial LLC, a wholly owned subsidiary of the Company acquired on September 8, 2017 and contributed to Newmark in the Separation

Besso	Besso Insurance Group Limited, formerly a wholly owned subsidiary of the Company, acquired on February 28, 2017 and sold to The Ardonagh Group on November 1, 2021 as part of the Insurance Business Disposition

BGC	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

BGC or our Class A common stock	BGC Partners Class A common stock, par value $0.01 per share

TERM	DEFINITION
BGC or our Class B common stock	BGC Partners Class B common stock, par value $0.01 per share

BGC Credit Agreement	Agreement between the Company and Cantor, dated March 19, 2018, that provides for each party or its subsidiaries to borrow up to $250.0 million, as amended on August 6, 2018 to increase the facility to $400.0 million

BGC Financial or BGCF	BGC Financial, L.P

BGC Global OpCo	BGC Global Holdings, L.P., an operating partnership, which is owned jointly by BGC and BGC Holdings and holds the non-U.S. businesses of BGC

BGC Group	BGC, BGC Holdings, and BGC U.S. OpCo, and their respective subsidiaries (other than, prior to the Spin-Off, the Newmark Group), collectively

BGC Holdings	BGC Holdings, L.P., an entity owned by Cantor, Founding Partners, BGC employee partners and, after the Separation, Newmark employee partners

BGC Holdings Distribution	Pro-rata distribution, pursuant to the Separation and Distribution Agreement, by BGC Holdings to its partners of all of the exchangeable limited partnership interests of Newmark Holdings owned by BGC Holdings immediately prior to the distribution, completed on the Distribution Date

BGC OpCos	BGC U.S. OpCo and BGC Global OpCo, collectively

BGC Partners	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

BGC U.S. OpCo	BGC Partners, L.P., an operating partnership, which is owned jointly by BGC and BGC Holdings and holds the U.S. businesses of BGC

Board	Board of Directors of the Company

Brexit	Exit of the U.K. from the EU

Cantor	Cantor Fitzgerald, L.P. and, where applicable, its subsidiaries

Cantor group	Cantor and its subsidiaries other than BGC Partners, including Newmark

Cantor units	Limited partnership interests of BGC Holdings or Newmark Holdings held by the Cantor group, which units are exchangeable into shares of BGC Class A common stock or BGC Class B common stock, or Newmark Class A common stock or Newmark Class B common stock, as applicable

CCRE	Cantor Commercial Real Estate Company, L.P.

CECL	Current Expected Credit Losses

CEO Program	Controlled equity offering program

CF&Co	Cantor Fitzgerald & Co., a wholly owned broker-dealer subsidiary of Cantor

CFGM	CF Group Management, Inc., the general partner of Cantor

CFS	Cantor Fitzgerald Securities, a wholly owned broker-dealer subsidiary of Cantor

CFTC	Commodity Futures Trading Commission

TERM	DEFINITION
Charity Day	BGC’s annual event held on September 11th where employees of the Company raise proceeds for charity

Class B Issuance	Issuance by BGC of 10,323,366 and 712,907 shares of BGC Class B common stock to Cantor and CFGM, respectively, in exchange for an aggregate of 11,036,273 shares of BGC Class A common stock under the Exchange Agreement, completed on November 23, 2018

CLOB	Central Limit Order Book

CME	CME Group Inc., the company that acquired NEX in November 2018

Company	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

Company Debt Securities	The 5.125% Senior Notes, 5.375% Senior Notes, 3.750% Senior Notes, 4.375% Senior Notes and any future debt securities issued by the Company

Compensation Committee	Compensation Committee of the Board

Contribution Ratio	Equal to a BGC Holdings limited partnership interest multiplied by one, divided by 2.2 (or 0.4545)

Corant	Corant Global Limited, BGC's former Insurance brokerage business

Corporate Conversion	The Company's exploration of converting its umbrella partnership C corporation (Up-C) into a simpler corporate structure

COVID-19	Coronavirus Disease 2019

CRD	Capital Requirements Directive

Credit Facility	A $150.0 million credit facility between the Company and an affiliate of Cantor entered into on April 21, 2017, which was terminated on March 19, 2018

CSC	CSC Commodities UK Limited

Distribution Date	November 30, 2018, the date that BGC and BGC Holdings completed the Spin-Off and the BGC Holdings Distribution, respectively

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

ECB	European Central Bank

Ed Broking	Ed Broking Group Limited, formerly a wholly owned subsidiary of the Company, acquired on January 31, 2019 and sold to The Ardonagh Group on November 1, 2021 as part of the Insurance Business Disposition

EMIR	European Market Infrastructure Regulation

EPS	Earnings Per Share

Equity Plan	Seventh Amended and Restated Long Term Incentive Plan, approved by the Company’s stockholders at the annual meeting of stockholders on June 22, 2016

ESG	Environmental, social and governance, including sustainability or similar items

eSpeed	Various assets comprising the Fully Electronic portion of the Company’s former benchmark on-the-run U.S. Treasury brokerage, market data and co-location service businesses, sold to Nasdaq on June 28, 2013

TERM	DEFINITION

ETR	Effective Tax Rate

EU	European Union

Exchange Act	Securities Exchange Act of 1934, as amended

Exchange Agreement	A letter agreement by and between BGC Partners and Cantor and CFGM, dated June 5, 2015, that grants Cantor and CFGM the right to exchange shares of BGC Class A common stock into shares of BGC Class B common stock on a one-to-one basis up to the limits described therein

Exchange Ratio	Ratio by which a Newmark Holdings limited partnership interest can be exchanged for shares of Newmark Class A or Class B common stock

FASB	Financial Accounting Standards Board

FCA	Financial Conduct Authority of the U.K.

FCM	Futures Commission Merchant

February 2012 distribution rights shares	Cantor’s deferred stock distribution rights provided to current and former Cantor partners on February 14, 2012

Fenics	BGC’s group of electronic brands, offering a number of market infrastructure and connectivity services, Fully Electronic marketplaces, and the Fully Electronic brokerage of certain products that also may trade via Voice and Hybrid execution, including market data and related information services, Fully Electronic brokerage, connectivity software, compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions; comprised of Fenics Growth Platforms and Fenics Markets

Fenics Growth Platforms	Consists of Fenics UST, Fenics GO, Lucera, Fenics FX and other newer standalone platforms

Fenics Integrated
Represents Fenics businesses that utilize sufficient levels of technology such that significant amounts of their transactions can be, or are, executed without broker intervention and have expected pre-tax margins of at least 25%

Fenics Markets	Consists of the Fully Electronic portions of BGC’s brokerage businesses, data, software and post-trade revenues that are unrelated to Fenics Growth Platforms, as well as Fenics Integrated revenues

FINRA	Financial Industry Regulatory Authority

FMX	BGC's combined U.S. Treasury and Futures electronic marketplace

Founding Partners	Individuals who became limited partners of BGC Holdings in the mandatory redemption of interests in Cantor in connection with the 2008 separation and merger of Cantor’s BGC division with eSpeed, Inc. (provided that members of the Cantor group and Howard W. Lutnick (including any entity directly or indirectly controlled by Mr. Lutnick or any trust with respect to which he is a grantor, trustee or beneficiary) are not founding partners) and became limited partners of Newmark Holdings in the Separation

Founding/Working Partners	Holders of FPUs

FPUs	Founding/Working Partners units in BGC Holdings or Newmark Holdings that are generally redeemed upon termination of employment

Freedom	Freedom International Brokerage Company, a 45%-owned equity method investment of the Company

TERM	DEFINITION
Fully Electronic	Broking transactions intermediated on a solely electronic basis rather than by Voice or Hybrid broking

Futures Exchange Group	CFLP CX Futures Exchange Holdings, LLC, CFLP CX Futures Exchange Holdings, L.P., CX Futures Exchange Holdings, LLC, CX Clearinghouse Holdings, LLC, CX Futures Exchange, L.P. and CX Clearinghouse, L.P.

FX	Foreign exchange

GDPR	General Data Protection Regulation

GFI	GFI Group Inc., a wholly owned subsidiary of the Company, acquired on January 12, 2016

GILTI	Global Intangible Low-Taxed Income

Ginga Petroleum	Ginga Petroleum (Singapore) Pte Ltd, a wholly owned subsidiary of the Company, acquired on March 12, 2019

GUI	Graphical User Interface

HDUs	LPUs with capital accounts, which are liability awards recorded in “Accrued compensation” in the Company’s statements of financial condition

Hybrid	Broking transactions executed by brokers and involving some element of Voice broking and electronic trading

ICAP	ICAP plc, a part of TP ICAP group, and a leading markets operator and provider of execution and information services

ICE	Intercontinental Exchange

IMO	Initial Margin Optimization

Incentive Plan	The Company’s Second Amended and Restated Incentive Bonus Compensation Plan, approved by the Company’s stockholders at the annual meeting of stockholders on June 6, 2017

Insurance brokerage business
The insurance brokerage business of BGC, including Corant, Ed Broking, Besso, Piiq Risk Partners, Junge, Cooper Gay, Global Underwriting and Episilon, which business was sold to The Ardonagh Group on November 1, 2021

Insurance Business Disposition	The sale of the Insurance brokerage business for $534.9 million in gross cash proceeds after closing adjustments, subject to limited post-closing adjustments, completed on November 1, 2021

LCH	London Clearing House

Legacy BGC Holdings Units	BGC Holdings LPUs outstanding immediately prior to the Separation

Legacy Newmark Holdings Units	Newmark Holdings LPUs issued in connection with the Separation

LGD	Loss Given Default

LIBOR	London Interbank Offering Rate

TERM	DEFINITION
LPUs	Certain limited partnership units in BGC Holdings or Newmark Holdings held by certain employees of BGC Partners or Newmark and other persons who have provided services to BGC Partners or Newmark, which units may include APSIs, APSUs, AREUs, ARPSUs, HDUs, U.K. LPUs, N Units, PLPUs, PPSIs, PPSUs, PSEs, PSIs, PSUs, REUs, and RPUs, along with future types of limited partnership units in BGC Holdings or Newmark Holdings

Lucera	A wholly owned subsidiary of the Company, also known as “LFI Holdings, LLC” or “LFI,” is a software defined network offering the trading community direct connectivity

March 2018 Sales Agreement	CEO sales agreement, by and between the Company and CF&Co, dated March 9, 2018, pursuant to which the Company could offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock, which agreement expired in September 2021

MEA	Middle East and Africa region

MiFID II	Markets in Financial Instruments Directive II, a legislative framework instituted by the EU to regulate financial markets and improve protections for investors by increasing transparency and standardizing regulatory disclosures

Mint Brokers	A wholly owned subsidiary of the Company, acquired on August 19, 2010, registered as an FCM with both the CFTC and the NFA

Nasdaq	Nasdaq, Inc., formerly known as NASDAQ OMX Group, Inc.

NDF	Non-deliverable forwards

Newmark	Newmark Group, Inc. (NASDAQ symbol: NMRK), a publicly traded and former majority-owned subsidiary of BGC until the Distribution Date, and, where applicable, its consolidated subsidiaries

Newmark Class A common stock	Newmark Class A common stock, par value $0.01 per share

Newmark Class B common stock	Newmark Class B common stock, par value $0.01 per share

Newmark Group	Newmark, Newmark Holdings, and Newmark OpCo and their respective subsidiaries, collectively

Newmark Holdings	Newmark Holdings, L.P.

Newmark IPO	Initial public offering of 23 million shares of Newmark Class A common stock by Newmark at a price of $14.00 per share in December 2017

Newmark OpCo	Newmark Partners, L.P., an operating partnership, which is owned jointly by Newmark and Newmark Holdings and holds the business of Newmark

NYAG	New York Attorney General’s Office

NEX	NEX Group plc, an entity formed in December 2016, formerly known as ICAP

NFA	National Futures Association

Non-GAAP	A financial measure that differs from the most directly comparable measure calculated and presented in accordance with U.S. GAAP, such as Adjusted Earnings and Adjusted EBITDA

N Units	Non-distributing partnership units of BGC Holdings or Newmark Holdings that may not be allocated any item of profit or loss, and may not be made exchangeable into shares of Class A common stock, including NREUs, NPREUs, NLPUs, NPLPUs, NPSUs, and NPPSUs

TERM	DEFINITION
OCI	Other comprehensive income (loss), including gains and losses on cash flow and net investment hedges, unrealized gains and losses on available for sale securities (in periods prior to January 1, 2018), certain gains and losses relating to pension and other retirement benefit obligations and foreign currency translation adjustments

OECD	Organization for Economic Cooperation and Development

OTC	Over-the-Counter

OTF	Organized Trading Facility, a regulated execution venue category introduced by MiFID II

PCD assets	Purchased financial assets with deterioration in credit quality since origination

PD	Probability of Default

Period Cost Method	Treatment of taxes associated with the GILTI provision as a current period expense when incurred rather than recording deferred taxes for basis differences

Poten & Partners	Poten & Partners Group, Inc., a wholly owned subsidiary of the Company, acquired on November 15, 2018

Preferred Distribution	Allocation of net profits of BGC Holdings or Newmark Holdings to holders of Preferred Units, at a rate of either 0.6875% (i.e., 2.75% per calendar year) or such other amount as set forth in the award documentation

Preferred Units	Preferred partnership units in BGC Holdings or Newmark Holdings, such as PPSUs, which are settled for cash, rather than made exchangeable into shares of Class A common stock, are only entitled to a Preferred Distribution, and are not included in BGC’s or Newmark’s fully diluted share count

Real Estate L.P.	CF Real Estate Finance Holdings, L.P., a commercial real estate-related financial and investment business controlled and managed by Cantor, of which Newmark owns a minority interest

Real GDP	Real Gross Domestic Product is a macroeconomic measure of the value of economic output adjusted for price changes (i.e., inflation or deflation), which transforms the money-value measure, nominal GDP, into an index for quantity of total output

Record Date	Close of business on November 23, 2018, in connection with the Spin-Off

Repurchase Agreements	Securities sold under agreements to repurchase that are recorded at contractual amounts, including interest, and accounted for as collateralized financing transactions

Revolving Credit Agreement	The Company’s unsecured senior revolving credit facility with Bank of America, N.A., as administrative agent, and a syndicate of lenders, dated as of November 28, 2018, that provides for a maximum revolving loan balance of $350.0 million, bearing interest at either LIBOR or a defined base rate plus additional margin, amended on December 11, 2019 to extend the maturity date to February 26, 2021 and further amended on February 26, 2020 to extend the maturity date to February 26, 2023

ROU	Right-of-Use

RSUs	BGC or Newmark unvested restricted stock units, payable in shares of BGC Class A common stock or Newmark Class A common stock, respectively, held by certain employees of BGC Partners or Newmark and other persons who have provided services to BGC Partners or Newmark, or issued in connection with certain acquisitions

SaaS	Software as a Service

SEC	U.S. Securities and Exchange Commission

TERM	DEFINITION

Securities Act	Securities Act of 1933, as amended

SEF	Swap Execution Facility

Separation	Principal corporate transactions pursuant to the Separation and Distribution Agreement, by which BGC, BGC Holdings and BGC U.S. OpCo and their respective subsidiaries (other than the Newmark Group) transferred to Newmark, Newmark Holdings and Newmark OpCo and their respective subsidiaries the assets and liabilities of the BGC Group relating to BGC’s real estate services business, and related transactions, including the distribution of Newmark Holdings units to holders of units in BGC Holdings and the assumption and repayment of certain BGC indebtedness by Newmark

Separation and Distribution Agreement	Separation and Distribution Agreement, by and among the BGC Group, the Newmark Group, Cantor and BGC Global OpCo, originally entered into on December 13, 2017, as amended on November 8, 2018 and amended and restated on November 23, 2018

SMCR	Senior Managers Certification Regime

SOFR	Secured Overnight Financing Rate

SPAC	Special Purpose Acquisition Company

SPAC Investment Banking Activities	Aurel's investment banking activities with respect to SPACs

Spin-Off	Pro-rata distribution, pursuant to the Separation and Distribution Agreement, by BGC to its stockholders of all the shares of common stock of Newmark owned by BGC Partners immediately prior to the Distribution Date, with shares of Newmark Class A common stock distributed to the holders of shares of BGC Class A common stock (including directors and executive officers of BGC Partners) of record on the Record Date, and shares of Newmark Class B common stock distributed to the holders of shares of BGC Class B common stock (Cantor and CFGM) of record on the Record Date, completed on the Distribution Date

Tax Act	Tax Cuts and Jobs Act enacted on December 22, 2017

The Ardonagh Group	The Ardonagh Group Limited; the U.K.'s largest independent insurance broker and purchaser of BGC's Insurance brokerage business completed on November 1, 2021

Tower Bridge	Tower Bridge International Services L.P., a subsidiary of the Company, which is 52%-owned by the Company and 48%-owned by Cantor

TP ICAP	TP ICAP plc, an entity formed in December 2016, formerly known as Tullett

Tradition	Compagnie Financière Tradition (which is majority owned by Viel & Cie)

Tullett	Tullett Prebon plc, a part of TP ICAP group and an interdealer broker, primarily operating as an intermediary in the wholesale financial and energy sectors

U.K.	United Kingdom

U.S. GAAP or GAAP	Generally Accepted Accounting Principles in the United States of America

UBT	Unincorporated Business Tax

VIE	Variable Interest Entity

Voice	Voice-only broking transactions executed by brokers over the telephone

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
•The ongoing COVID-19 pandemic has significantly disrupted and adversely affected the environment in which we and our customers and competitors operate, including the global economy, the U.S. economy, the global financial markets, our businesses, financial condition, results of operations and prospects.
•The U.K. exit from the EU could materially adversely impact our customers, counterparties, businesses, financial condition, results of operations and prospects.
•We may pursue opportunities, including strategic alliances, acquisitions, dispositions, joint ventures or other growth opportunities (including hiring new brokers and salespeople), which could present unforeseen integration obstacles or costs and could dilute our stockholders. We may also face competition in our acquisition strategy, and such competition may limit such opportunities.
•We may be adversely affected by the transition away from LIBOR and the use of SOFR or other alternative reference rates.
•We are subject to certain risks relating to our indebtedness, including constraints on our ability to raise additional capital, declines in our credit ratings and limitations on our financial flexibility to react to changes in the economy or the financial services industry. We may need to incur additional indebtedness to finance our growth strategy, including in connection with the re-positioning of aspects of our business to adapt to changes in market conditions in the financial services industry.
•The loss of one or more of our key executives, the development of future talent and the ability of certain key employees to devote adequate time and attention to us are a key part of the success of our businesses, and failure to continue to employ and have the benefit of these executives, may adversely affect our businesses and prospects.
•If we fail to implement and maintain an effective internal control environment, our operations, reputation, and stock price could suffer, we may need to restate our financial statements, and we may be delayed or prevented from accessing the capital markets.
•The financial services industry in general faces potential regulatory, litigation and/or criminal risks that may result in damages or fines or other penalties as well as costs, and we may face damage to our professional reputation and legal liability if our products and services are not regarded as satisfactory, our employees do not adhere to all applicable legal and professional standards, or for other reasons, all of which could have a material adverse effect on our businesses, financial condition, results of operations and prospects.
•Because competition for the services of brokers, salespeople, managers, technology professionals and other front-office personnel, in the financial services industry is intense, it could affect our ability to attract and retain a sufficient number of highly skilled brokers or other professional services personnel, in turn adversely impacting our revenues, resulting in a material adverse effect on our businesses, financial condition, results of operations and prospects.

•We are a holding company with dual class common stock. Holders of our Class A common stock are subject to certain risks resulting from our structure, including our dependence upon distributions from the BGC OpCos and the concentration of our voting control among the holders of our Class B common stock, which may materially adversely affect the market price of our Class A common stock.
•We are controlled by Cantor and Mr. Lutnick, who have potential conflicts of interest with us and may exercise their control in a way that favors their interests to our detriment. Cantor’s interests may conflict with our interests, and Cantor may exercise its control in a way that favors its interests to our detriment, including in competition with us for acquisitions or other business opportunities. In addition, agreements between us and Cantor are between related parties, and the terms of these agreements may be less favorable to us than those that we could negotiate with third parties and may subject us to litigation.
•If there is a determination that the Spin-Off (as defined below) was taxable for U.S. federal income tax purposes, then we and our stockholders could incur significant U.S. federal income tax liabilities, and we could incur significant liabilities.
•Purchasers, as well as existing stockholders, may experience significant dilution as a result of offerings of shares of our Class A common stock. Our management will have broad discretion as to the timing and amount of sales of our Class A common stock, as well as the application of the net proceeds of any such sales.
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
Our Businesses
We are a leading global financial brokerage and technology company servicing the global financial markets.
Through brands including BGC®, GFI®, Sunrise Brokers™, Poten & Partners®, RP Martin™ and Fenics® among others, our businesses specialize in the brokerage of a broad range of products, including fixed income such as government bonds, corporate bonds, and other debt instruments, as well as related interest rate derivatives and credit derivatives. We also broker products across FX, equity derivatives and cash equities, energy and commodities, shipping and futures and options. We have also recently announced the leveraging of our infrastructure and assets for cryptocurrency initiatives. Our businesses also provide a wide variety of services, including trade execution, connectivity solutions, brokerage services, clearing, trade compression and other post-trade services, information, and other back-office services to a broad assortment of financial and non-financial institutions.
Our integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid or, in many markets, fully electronic brokerage services in connection with transactions executed either OTC or through an exchange. Through our Fenics® group of electronic brands, we offer a number of market infrastructure and connectivity services, fully electronic marketplaces, and the fully electronic brokerage of certain products that also may trade via voice and hybrid execution. The full suite of Fenics® offerings includes fully electronic and hybrid brokerage, market data and related information services, trade compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions. Fenics® brands also operate under the names Fenics®, FMX™, BGC Trader™, CreditMatch®, Fenics Market Data™, Fenics GO™, BGC Market Data™, kACE2®, Capitalab®, Swaptioniser®, CBID®, Lucera® and LumeAlfa™.
BGC, BGC Partners, BGC Trader, GFI, GFI Ginga, CreditMatch, Fenics, Fenics.com, FMX, Sunrise Brokers, Poten & Partners, RP Martin, kACE2, Capitalab, Swaptioniser, CBID, Aqua, Lucera and LumeAlfa are trademarks/service marks and/or registered trademarks/service marks of BGC Partners, Inc. and/or its affiliates.
Our customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, and investment firms. We have dozens of offices globally in major markets, including New York and London, as well as in Bahrain, Beijing, Bermuda, Bogotá, Brisbane, Buenos Aires, Chicago, Copenhagen, Dubai, Dublin, Frankfurt, Geneva, Hong Kong, Houston, Istanbul, Johannesburg, Madrid, Melbourne, Mexico City, Miami, Milan, Monaco, Moscow, Nyon, Paris, Rio de Janeiro, Santiago, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tel Aviv, Tokyo, Toronto, and Zurich.
As of December 31, 2021, we had approximately 2,100 brokers, salespeople, managers, technology professionals and other front-office professional personnel across our businesses.
Our History
Our businesses originated from one of the oldest and most established inter-dealer or wholesale brokerage franchises in the financial intermediary industry. Cantor started our wholesale intermediary brokerage operations in 1972. In 1996, Cantor launched its eSpeed system, which revolutionized the way government bonds are traded in the inter-dealer market by providing a fully electronic trading marketplace. eSpeed completed an initial public offering in 1999 and began trading on Nasdaq, yet it remained one of Cantor’s controlled subsidiaries.
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
In June 2013, we sold certain assets relating to our U.S. Treasury benchmark business and the name “eSpeed” to Nasdaq. In 2011, we also acquired and built up a commercial real estate services business called “Newmark,” which we spun-off to BGC’s stockholders in November 2018. In addition, we acquired and built-up an insurance brokerage business, which we sold in November 2021. We also acquired the Futures Exchange Group from Cantor in July 2021, which represents our futures exchange and related clearinghouse.
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
Since 2001, we have substantially rebuilt our U.S. presence and have continued to expand our global footprint through the acquisition and integration of established brokerage companies and the hiring of experienced brokers. Through these actions, we have been able to expand our presence in key markets and position our business for sustained growth. Since 2015, our acquisitions have included those of GFI., Sunrise Brokers Group, Poten & Partners, Perimeter Markets Inc., Lucera, Micromega Securities Proprietary Limited, Ginga Petroleum, Emerging Markets Bond Exchange Ltd, Kalahari Ltd and Algomi.
Since the founding of eSpeed, we have continued to pioneer advances in electronic trading across the wholesale capital markets. Fenics, BGC’s financial brokerage and technology businesses, has grown significantly, supported by our investment in new trading technologies and platforms, as well as from trends of proliferating electronic execution across the capital markets and the demand for electronic data services.
Fenics is the foundation for our fully electronic and associated hybrid transactions across all asset classes. For the purposes of this document and subsequent SEC filings, all of our fully electronic businesses may be collectively referred to as “Fenics.” These offerings include fully electronic financial brokerage products and services, as well as offerings in market data, software solutions, and post-trade services across the Company.
We currently operate electronic marketplaces in multiple financial markets through numerous products and services, including Fenics, BGC Trader, and several multi-asset hybrid offerings for voice and electronic execution, including BGC’s Volume Match and GFI’s CreditMatch. We also operate a number of newer standalone, fully electronic platforms such as Fenics UST, Fenics FX, Fenics GO, and Portfolio Match, among others. These electronic marketplaces offer electronic trading of numerous OTC and listed financial products, including government bonds, interest rate derivatives, spot foreign exchange, foreign exchange derivatives, corporate bonds, and credit derivatives. We believe that we offer a comprehensive application providing volume, access, connectivity, speed of execution and ease of use. Our trading platform establishes a direct link between our brokers and customers and occupies valuable real estate on traders’ desktops, which is difficult to replicate.
We believe that we can leverage our platform to offer fully electronic trading as additional products transition from Voice/Hybrid trading to fully electronic execution and additional electronic data services. We intend to continue to invest in these fully electronic businesses. Going forward, we expect Fenics to become an even more valuable part of BGC as it continues to grow. We continue to analyze how to optimally configure our Voice/Hybrid and fully electronic businesses.
In recent years, we have been adversely affected as a result of COVID-19 and its impact on the macroeconomic environment. For example, surges in global COVID-19 cases caused market-wide disruptions, particularly across our Voice/Hybrid business in December 2021. During the COVID-19 pandemic, our fully electronic businesses have been a key growth driver and competitive advantage as many of our brokers and clients have adapted to working remotely. Additional information with respect to the impact of COVID-19 on our businesses, results of operations and human capital resources is contained elsewhere in this Annual Report on Form 10-K.

Overview of Our Products and Services
Financial Brokerage and Technology

Financial Brokerage
While Voice/Hybrid brokerage revenues still represent the majority of BGC’s overall revenues, we continue to convert our Voice/Hybrid brokerage to our higher margin, technology-driven Fenics brokerage, which has grown to represent 23% of total BGC revenues, excluding the Insurance brokerage business, during the fourth quarter of 2021. Over the past several years, we have invested in, and developed, new state-of-the-art trading platforms, including Fenics UST, Fenics FX, Fenics GO, and Portfolio Match, across Rates, FX, Equities, and Credit, respectively. We have also invested in, and deployed, trading technology solutions across our entire business, including our Voice/Hybrid brokerage desks, with an aim to increase our average broker productivity and to accelerate trends of electronic conversion. Underpinning our efforts to automate and electronify our overall brokerage businesses are macro trends across the capital markets, where the adoption of electronic trading has accelerated in recent years.

In the first quarter of 2021, we began to categorize our Fenics business as Fenics Markets and Fenics Growth Platforms:
•    Fenics Markets includes the fully electronic portion of BGC’s brokerage businesses, data, software and post-trade revenues that are unrelated to Fenics Growth Platforms, as well as Fenics Integrated revenues. Fenics Integrated, introduced during the second quarter of 2020, seamlessly integrates hybrid liquidity with customer electronic orders either by GUI and/or API. Desks are categorized as “Fenics Integrated” if they utilize sufficient levels of technology such that significant amounts of their transactions can be or are executed without broker intervention and have expected pre-tax margins of at least 25%.
•    Fenics Growth Platforms includes Fenics UST, Fenics GO, Lucera, Fenics FX and other newer standalone platforms. Revenues generated from data, software and post-trade attributable to Fenics Growth Platforms are included within their related businesses.
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
On November 3, 2021, the Company announced FMX, which combines Fenics UST’s leading U.S. Treasury business with a state-of-the-art U.S. Rates futures platform in development. Following the announcement and consultation with BGC’s global clients and strategic partners, FMX will expand the scope of its futures product offering to cover the entire U.S. Rates Futures complex. For more information about FMX, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Business Environment.”
During the quarter, the Company continued to expand its cryptocurrency offerings within Lucera and kACE. Furthermore, we will be launching additional cryptocurrency and digital asset trading offerings throughout 2022, which will be underpinned by Fenics’ state-of-the-art technology. BGC’s futures exchange, acquired during the third quarter, was among the first exchanges to be permitted to list cryptocurrency derivative contracts. For more information about our cryptocurrency initiatives as well as the Futures Exchange Group acquisition, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Business Environment.”
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
Technology Offerings
Our market data, software, and post-trade offerings provide a range of trade lifecycle services which include market data and analytics services, infrastructure and connectivity solutions, and post-trade services, such as trade compression, matching and other post-trade optimization services. These businesses have highly recurring and compounding revenue bases, which are reported within our overall Fenics business. We have invested in the growth of our Data, Software and Post-trade businesses, which continues to scale and represent record levels of overall revenue contribution to our overall business.
Fenics Market Data™ is a supplier of real-time, tradable, indicative, end-of-day and historical market data. Our market data product suite includes fixed income, interest rate derivatives, credit derivatives, foreign exchange, foreign exchange options, money markets, energy, metals, and equity derivatives and structured market data products and services. The data are sourced from the voice, hybrid and electronic broking operations, as well as the market data operations, including BGC, GFI, RP Martin and Fenics, among others. The data are made available to financial professionals, research analysts and other market participants via direct data feeds and BGC-hosted FTP environments, as well as via information vendors such as Bloomberg, Refinitiv, ICE Data Services, QUICK Corp., and other select specialist vendors. In the fourth quarter of 2020, we began delivering our innovative new data product created for compliance and surveillance departments.
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
Through kACE2, our analytics brand, we offer a derivative price discovery, pricing analysis, risk management and trading software used by over 200 institutions across over 20 countries. Our clients include mid-tier banks, financial institutions and corporate clients. In 2019 we launched our Gateway module that links our client base with their counterparties, trading venues and regulators, enabling clients to automate order flow, straight through processing, data distribution and regulatory reporting.
As part of our Software Solutions business, our Lucera® brand delivers high-performance technology solutions designed to be secure and scalable and to power demanding financial applications across several offerings: LumeFX® (distributed FX platform with managed infrastructure and software stack), LumeMarkets™ (multi-asset class aggregation platform), Connect™ (global SDN for rapid provisioning of connectivity to counter-parties), and Compute™ (on-demand, co-located compute services in key financial data centers). In 2020, we acquired Algomi (a buy-side focused platform that allows bond market participants to improve their workflow and liquidity by data aggregation, pre-trade information analysis, and execution facilitation) that was folded into Lucera and rebranded as LumeAlfa.
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
Energy Brokerage
In March 2019, we acquired Ginga Petroleum, which complements our existing energy brokerage businesses within BGC, GFI, and Poten & Partners. Ginga Petroleum provides a comprehensive range of broking services for physical and derivative energy products including naphtha, liquefied petroleum gas, fuel oil, biofuels, middle distillates, petrochemicals and gasoline.
Disposition of Insurance Brokerage (Corant)
On November 1, 2021, the Company successfully completed the Insurance Business Disposition and, after closing adjustments, received $534.9 million in gross cash proceeds, subject to limited post-closing adjustments. The investment in the Insurance brokerage business generated an internal rate of return of 21.2% for our shareholders.

Industry Recognition
Our businesses have consistently won global industry awards and accolades in recognition of their performance and achievements. Recent examples include:
•BGC won Best Broker for Options at the FX Markets Best Bank Awards 2021
•Capitalab was named Compression Service of the Year at the GlobalCapital Americas Derivatives Awards 2021
•Fenics Market Data was named Best Market Data Newcomer (Vendor or Product) at Inside Market Data & Inside Reference Data Awards 2021
•Fenics Market Data named Best Market Data Provider at FX Markets e-FX Awards 2021
•Fenics GO was named OTC Trading Platform of the Year by Risk.net and Risk magazine at the Risk Awards 2021
•Capitalab was named OTC Infrastructure Service of the Year by Risk.net and Risk magazine at the Risk Awards 2021
Customers and Clients
We primarily serve the wholesale financial markets, with clients including many of the world’s largest banks, brokerage houses, investment firms, hedge funds, and investment banks. Customers using our products and services also include professional trading firms, futures commission merchants, and other professional market participants and financial institutions. Our market data products and services are available through many platforms and are available to a wide variety of capital market participants, including banks, investment banks, brokerage firms, asset managers, hedge funds, investment analysts and financial advisors. We also license our intellectual property portfolio and offerings in Software Solutions to various financial markets participants. For the year ended December 31, 2021, our top ten customers, collectively, accounted for approximately 41.9% of our total revenue on a consolidated basis, and our largest customer accounted for approximately 8.4% of our total revenue on a consolidated basis.
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
Our brokerage product team is composed of product managers who are each responsible for a specific part of our brokerage business. The product managers seek to ensure that our brokers, across all regions, have access to technical expertise, support and multiple execution methods in order to grow and market their business. This approach of combining marketing with our product and service strategy has enabled us to turn innovative ideas into both deliverable fully electronic and hybrid solutions, such as CreditMatch, our multi-asset hybrid offering to our customers for voice and electronic execution.
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
Inter-Dealer and Wholesale Trading Technology. We utilize a sophisticated proprietary electronic trading platform to provide execution and market data services to our customers. The services are available through our proprietary API, FIX and a multi-asset proprietary trading platform, operating under brands including BGC Trader™, CreditMatch®, Fenics®, FMX™ GFI ForexMatch®, BGCForex™, BGCCredit™, BGCRates™, FenicsFX™, FenicsUST™, FenicsDirect™, Fenics GO™, and MidFX. This platform presently supports a wide and constantly expanding range of products and services, which includes FX options, corporate bonds, credit derivatives, OTC interest rate derivatives in multiple currencies, US REPO, TIPS, MBS, government bonds, spot FX, NDFs, and other products. Every product on the platform is supported in either view-only, hybrid/managed or fully electronic mode, and can be transitioned from one mode to the next in response to market demands. The flexible BGC technology stack is designed to support feature-rich workflows required by the hybrid mode as well as delivering high throughput and low transaction latency required by the fully-electronic mode. Trades executed by our customers in any mode are, when applicable, eligible for immediate electronic confirmation through direct straight-through processing (“STP”) links as well as STP hubs. The BGC trading platform services are operated out of several globally distributed data centers and delivered to customers over BGC’s global private network, third-party connectivity providers as well as the Internet. BGC’s proprietary graphical user interfaces and the API/FIX connectivity are deployed at hundreds of major banks and institutions and service thousands of users.
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
Our Intellectual Property
We regard our technology and intellectual property rights, including our brands, as a critical part of our businesses. We hold various trademarks, trade dress and trade names and rely on a combination of patent, copyright, trademark, service mark and trade secret laws, as well as contractual restrictions, to establish and protect our intellectual property rights. We own numerous domain names and have registered numerous trademarks and/or service marks in the United States and foreign countries. Our trademark registrations must be renewed periodically, and, in most jurisdictions, every 10 years.
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
Disaster Recovery
For a description of our disaster recovery processes, see “Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Disaster Recovery.”
Competition
We encounter competition in all aspects of our businesses. We compete primarily with other inter-dealer or wholesale financial brokers for brokers, salespeople, and suitable acquisition candidates. Our existing and potential competitors are numerous and include other wholesale financial brokerage and inter-dealer brokerage firms, multi-dealer trading companies, financial technology companies, market data and information vendors, securities and futures exchanges, electronic communications networks, crossing systems, software companies, financial trading consortia, shipping brokers, business-to-business marketplace infrastructure companies, as well as niche market energy and other Internet-based commodity trading systems.
Inter-Dealer or Wholesale Financial Brokers
We primarily compete with three publicly traded, diversified inter-dealer and/or wholesale financial brokers. These are TP ICAP, Tradition, and Dealerweb, an inter-dealer and wholesale financial brokerage business within Tradeweb Markets, Inc. (“Tradeweb”). Other competitors include a number of smaller, private firms that tend to specialize in specific product areas or geographies, such as Marex Spectron Group Limited in energy and commodities, XP Inc. in fixed income and foreign exchange, and Gottex Brokers Holding SA, which is an affiliate of Tradition, in OTC interest rate derivatives.
Demand for wholesale brokerage services is directly affected by the overall level of economic activity, international and domestic economic and political conditions, including central bank policies, broad trends in business and finance, including employment levels, the level and volatility of interest rates, changes in and uncertainty regarding tax laws and substantial fluctuations in the volume and price levels of securities transactions. Other significant factors affecting competition in the brokerage industry are the quality and ability of professional personnel, the depth and pricing efficiency of the markets in which the brokers transact, the strength of the technology used to service and execute on those markets and the relative prices of products and services offered by the brokers and by competing markets and trading processes.

Business development is another highly competitive component of wholesale financial brokerage. During the COVID-19 pandemic, traditional business development efforts were adversely impacted for both us and our competitors. Competition for new and existing client business remains high, as does developing new ways to execute successful business development efforts in the current environment.
Market Data, Financial Software and Post-Trade Solution Vendors
The majority of our large inter-dealer and wholesale financial broker competitors also sell proprietary market data and information, which competes with our market data offerings. In addition to direct sales, we resell market data through large market data and information providers. These companies have established significant presences on the vast majority of trading desks in our industry. Some of these market data and information providers, such as Bloomberg L.P. and Refinitiv, include in their product mix electronic trading and execution of both OTC and listed products in addition to their traditional market data offerings. In January 2021, Refinitiv was acquired by the London Stock Exchange Group, (“LSEG”), which also sells proprietary market data and information.
Growth in new trading venues has led to fragmentation of liquidity across the financial markets. Our software solutions business helps aggregate liquidity and connect counterparties across these marketplaces. We compete with other market infrastructure and connectivity providers, such as ION Group, in this space.
Our post-trade services that offer derivative compression, matching and optimization services operate in an industry which has benefitted from increased regulatory requirements. Competition in this space includes OSSTRA, a joint venture between CME Group Inc. and IHS Markit Ltd, Parameta Solutions, TP ICAP’s data and analytics business, Quantile Group Limited (“Quantile”) and Capitolis. Quantile was acquired by the LSEG in December 2020 for a maximum aggregate consideration of £274 million.
Exchanges and Other Trading Platforms
Although our businesses will often use exchanges to execute transactions brokered in both listed and OTC markets, we believe that exchanges have sought and will seek to migrate products traditionally traded in OTC markets by inter-dealer and/or wholesale financial brokers to exchanges. However, we believe that when a product goes from OTC to exchange-traded, the underlying or related OTC market often continues to experience growth in line with the growth of the exchange-traded contract. In addition, ICE operates both regulated exchanges and OTC execution services, and in the latter, it competes directly with inter-dealer and/or wholesale financial brokers in energy, commodities, and credit products. ICE entered these OTC markets primarily by acquiring independent OTC brokers. We also compete with CME via its acquisition of NEX and our expected launch of U.S. Rates Futures in the fourth quarter of 2022. We believe that it is likely ICE, CME, or other exchange operators may seek to compete with us in the future by acquiring other such brokers, by creating listed products designed to mimic OTC products, or through other means.
In addition to exchanges, other electronic trading platforms which primarily operate in the dealer-to-client markets, including those run by MarketAxess Holdings Inc. (“MarketAxess”) and Tradeweb now compete with us in the inter-dealer markets. At the same time, we have begun to offer an increasing number of our products and services to the customers of firms like MarketAxess and Tradeweb. Further, ICE also operates a SEF, as does Tradeweb, and we expect that other exchanges and trading platforms may also seek to do so.
Banks and Broker-Dealers
Banks and broker-dealers have in the past created and/or funded consortia to compete with exchanges and inter-dealer brokers. For example, CME’s wholesale businesses for fully electronic trading of U.S. Treasuries and spot foreign exchange both began as dealer-owned consortia before being acquired by CME’s NEX platform. An example of a current and similar consortium is Tradeweb. Several large banks continue to hold public equity stakes in Tradeweb. Refinitiv, which was acquired by the LSEG in January 2021, is Tradeweb’s single largest shareholder. Although Tradeweb operates primarily as a dealer to customer platform, some of its offerings include a voice and electronic inter-dealer platform and a SEF. Tradeweb’s management has previously said that it would like to further expand into other inter-dealer markets, and in June 2021, it acquired Nasdaq’s U.S. fixed income electronic trading platform, formerly known as eSpeed. In 2013, BGC sold the eSpeed platform to Nasdaq, and subsequently launched a competing platform, Fenics UST.
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

Additionally, wholesale financial brokers have aimed to grow their agency brokerage businesses, which typically serve a broader client set, including banks, broker-dealers, and institutional clients. Recent actions taken by wholesale financial brokers to expand their agency businesses include our acquisition of Algomi in March 2020 and TP ICAP’s acquisition of Liquidnet in March 2021.
Overall, we believe that we may also face future competition from market data and technology companies and some securities brokerage firms, some of which are currently our customers, as well as from any future strategic alliances, joint ventures or other partnerships created by one or more of our potential or existing competitors.
Seasonality
Traditionally, the financial markets around the world generally experience lower volume during the late summer and at the end of the year due to a slowdown in the business environment around holiday seasons. Therefore, our revenues tend to be strongest in the first quarter and lowest in the fourth quarter. For the year 2021, we earned approximately 28.2% of our revenues in the first quarter, while in 2020 we earned 29.3% of such revenues in the first quarter.
Partnership Overview
Many of our key brokers, salespeople, managers, technology professionals and other front office professionals have a substantial amount of their own capital invested in our business, aligning their interests with our stockholders. Limited partnership interests in BGC Holdings and Newmark Holdings (received in connection with the Spin-Off) consist of: (i) “founding/working partner units” held by limited partners who are employees; (ii) “limited partnership units,” which consist of a variety of units that are generally held by employees such as REUs, RPUs, PSUs, PSIs, PSEs, HDUs, U.K. LPUs, APSUs, APSIs, APSEs, AREUs, ARPUs and NPSUs; (iii) “Cantor units” which are the exchangeable limited partnership interests held by Cantor entities; and (iv) Preferred Units, which are working partner units that may be awarded to holders of, or contemporaneous with, the grant of certain limited partnership units. For further details, see “Our Organizational Structure.” NPSUs are partnership units that are not entitled to participate in partnership distributions, not allocated any items of profit or loss and may not be exchangeable into shares of our common stock. On terms and conditions determined by the General Partner of the Partnership in its sole discretion, NPSUs are expected to be replaced by a grant of limited partnership units, which may be set forth in a written schedule and subject to additional terms and conditions, provided that, in all circumstances such grant of limited partnership units shall be contingent upon our, including our affiliates, earning, in aggregate, at least $5 million in gross revenues in the calendar quarter in which the applicable award of limited partnership units is to be granted. In addition, we have N Units which are non-distributing partnership units that may not be allocated any item of profit or loss and may not be made exchangeable into shares of our Class A common stock. Subject to the approval of the Compensation Committee or its designee, the N Units are expected to be converted into the underlying unit type (i.e., an NREU will be converted into an REU) and then participate in Partnership distributions, subject to terms and conditions determined by the General Partner of the Partnership in its sole discretion, including that the recipient continue to provide substantial services to us and comply with his or her partnership obligations.
We believe that our emphasis on equity-based compensation promotes recruitment, motivation of our brokers and employees and alignment of interest with shareholders. Virtually all of our executives and front-office employees have equity or partnership stakes in us and our subsidiaries and generally receive grants of deferred equity or LPUs as part of their compensation. A significant percentage of BGC’s fully diluted shares are owned by its executives, partners and employees. While BGC Holdings limited partnership interests generally entitle our partners to participate in distributions of income from the operations of our business, upon leaving BGC Holdings (or upon any other redemption or purchase of such limited partnership interests as described below), any such partners are only entitled to receive over time, and provided he or she does not violate certain partner obligations, an amount for his or her BGC Holdings limited partnership interests that reflects such partner’s capital account or compensatory grant awards, excluding any goodwill or going concern value of our business unless Cantor, in the case of the founding partners, and we, as the general partner of BGC Holdings, otherwise determine. We may effect redemptions of BGC Holdings LPUs and FPUs, and concurrently grant shares of our Class A common stock, or may grant our partners the right to exchange their BGC Holdings limited partnership interests for shares of our Class A common stock (if, in the case of founding partners, Cantor so determines and, in the case of working partners and limited partnership unit holders, the BGC Holdings general partner, with Cantor’s consent, determines otherwise) and thereby realize any higher value associated with our Class A common stock. Similar provisions with respect to Newmark Holdings limited partnership interests are contained in the Newmark Holdings limited partnership agreement. We believe that having invested in us, partners feel a sense of responsibility for the health and performance of our business and have a strong incentive to maximize our revenues and profitability.

Relationship Between BGC Partners and Cantor
See “Risk Factors — Risks Related to our Relationship with Cantor and its Affiliates.”
Debt
For information about our credit agreements and senior notes, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
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
BGC Derivative Markets and GFI Swaps Exchange, our subsidiaries, operate as SEFs. Mandatory Dodd-Frank Act compliant execution on SEFs by eligible U.S. persons commenced in February 2014 for “made available to trade” products, and a wide range of other rules relating to the execution and clearing of derivative products were finalized with implementation periods in 2016 and beyond. We also own ELX, which became a dormant contract market on July 1, 2017 and in July 2021, we completed the purchase of the Futures Exchange Group from Cantor, which represents our futures exchange and related clearinghouse. As these rules require authorized execution facilities to maintain robust front-end and back-office IT capabilities and to make large and ongoing technology investments, and because these execution facilities may be supported by a variety of voice and auction-based execution methodologies, we expect our Hybrid and Fully Electronic trading capability to perform strongly in such an environment.
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
Recent Settlements
In September 2019, two of the Company’s subsidiaries, BGCF and GFI Securities LLC, settled investigations conducted jointly by the CFTC and the NYAG. The CFTC and NYAG alleged that, in 2014 and 2015, certain emerging markets foreign exchange options (EFX options) brokers in the U.S. misrepresented that certain prices posted to their electronic platform were immediately executable when in fact they were not and that such brokers had communicated that transactions had been matched when they had not. On October 9, 2019, the Company paid an aggregate of $25.0 million in connection with the settlements and agreed to a monitor for two years to assess regulatory compliance, which monitorship concluded in October 2021. The NYAG settlements include a non-prosecution agreement, and there was no criminal penalty from either agency.
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
U.K. and European Regulation
The FCA is the relevant statutory regulator for the United Kingdom financial services industry. The FCA’s objectives are to protect customers and financial markets, protect and enhance the integrity of the United Kingdom financial system and promote competition between financial services providers. It has broad rule-making, investigative and enforcement powers derived from the Financial Services and Markets Act 2000 and subsequent and derivative legislation and regulations. The FCA’s recent focus has been on financial and operational resilience, and promoting market integrity. Currently, we have subsidiaries and branches regulated by the FCA (some include BGC Brokers L.P., the U.K. branch of Aurel BGC, GFI Securities Ltd., and GFI Brokers Limited.).
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
The FCA has in the past developed a practice of requiring senior officers of regulated firms to provide individual attestations or undertakings as to the status of a firm’s control environment, compliance with specific rules and regulations, or the completion of required tasks. Officers of BGC Brokers L.P. and GFI Brokers Limited have previously given such attestations or undertakings, and may do so again in the future. Similarly, the FCA can seek a voluntary requirement notice, which is a voluntary undertaking on behalf of a firm that is made publicly available on the FCA’s website. The SMCR came into effect in the U.K. on December 9, 2019 for FCA solo-regulated firms. Personal accountability requirements fall on senior managers, and a wider population of U.K. staff are subject to certification requirements and conduct rules. SMCR has increased the cost of compliance, and will potentially increase financial penalties for non-compliance.
Recent European Regulatory Developments
The EMIR on OTC derivatives, central counterparties and trade repositories was adopted in July 2012. EMIR fulfills several of the EU’s G20 commitments to reform OTC derivatives markets. The reforms are designed to reduce systemic risk and bring more transparency to both OTC and listed derivatives markets.
Along with the implementation of EMIR reporting requirements, the Regulation on Wholesale Energy Markets Integrity and Transparency (“REMIT”) Implementation Acts became effective on January 7, 2015. The REMIT Implementing Acts developed by the European Commission define the details of reporting under REMIT, drawing up the list of reportable contracts and derivatives; defining details, timing and form of reporting, and establishing harmonized rules to report that information to the Agency for the Cooperation of Energy Regulators (“ACER”). They enable ACER to collect information in relation to wholesale energy market transactions and fundamentals through the Agency’s REMIT Information System (ARIS), to analyze this data to detect market abuse and to report suspicious events to the National Competent Authorities, which are responsible for investigating these matters further, and if required, imposing sanctions. Market participants and third parties reporting on their behalf have had to: (i) report transactions executed at organized marketplaces and fundamental data from the central information transparency platforms; and (ii) report transactions in the remaining wholesale energy contracts (OTC standard and non-standard supply contracts, transportation contracts) and additional fundamental data.
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
MiFID II is intended to help improve the functioning of the EU single market by achieving a greater consistency of regulatory standards. By design, therefore, it is intended that EU member states should have very similar regulatory regimes in relation to the matters addressed to MiFID. MiFID II has also introduced a new regulated execution venue category known as an OTF that captures much of the Voice-and Hybrid-oriented trading in EU. Much of our existing EU derivatives and fixed income execution business now take place on OTFs. Further to its decision to leave the EU, the U.K. has implemented MIFID II’s requirements into its own domestic legislation. Brexit may impact future market structures and MiFID II rulemaking and implementation due to potential changes in mutual passporting and equivalence arrangements between the U.K. and EU member states. See “— Brexit” below
In addition, the GDPR came into effect in the EU on May 25, 2018 and creates new compliance obligations in relation to personal data. The GDPR may affect our practices, and will increase financial penalties for non-compliance significantly.
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
Other Regulation
Our subsidiaries that have foreign operations are subject to regulation by the relevant regulatory authorities and self-regulatory organizations in the countries in which they do business. The following table sets forth certain jurisdictions, other than the U.S., in which we do business and the applicable regulatory authority or authorities of each such jurisdiction:

Jurisdiction	Regulatory Authorities/Self-Regulatory Organizations

Argentina	Comisión Nacional de Valores

Australia	Australian Securities and Investments Commission and Australian Securities Exchange

Bahrain	The Central Bank of Bahrain

Bermuda	Bermuda Monetary Authority

Brazil	Brazilian Securities and Exchange Commission, the Central Bank of Brazil, BM&F BOVESPA and Superintendencia de Seguors Privados

Canada	Ontario Securities Commission, Autorite des Marches Financiers (Quebec), Investment Industry Regulatory Organization of Canada (IIROC)

Cayman	Cayman Islands Monetary Authority

Chile	Superintendencia de Valores y Seguros

China	China Banking Regulatory Commission, State Administration of Foreign Exchange and China Insurance Regulatory Commission

Columbia	Superintendencia Financiera de Columbia

Cyprus	Superintendent of Insurance

Denmark	Finanstilsynet

Dubai	Dubai Financial Supervisory Authority

France	ACPR (L’Autorité de Contrôle Prudentiel et de Résolution), AMF (Autorité des Marchés Financiers)

Germany	Bundesanstalt für Finanzdienstleistungsaufsicht (BAFIN)

Hong Kong	Hong Kong Securities and Futures Commission and The Hong Kong Monetary Authority

Ireland	Central Bank of Ireland

Italy	Commissione Nazionale Per Le Societa E La Borsa (CONSOB)

Japan	Japanese Financial Services Agency, Japan Securities Dealers Association and the Securities and Exchange Surveillance Commission

Mexico	Banking and Securities National Commission, Comision Nacional Bancaria y de Valores (CNBV)

Peru	Ministerio de Economica y Finanzas

Philippines	Securities and Exchange Commission

Russia	Federal Service for Financial Markets

Singapore	Monetary Authority of Singapore

South Africa	Johannesburg Stock Exchange

South Korea	Ministry of Strategy and Finance, The Bank of Korea, The Financial Services Commission and The Financial Supervisory Service

Spain	Comision Nacional del Mercado de Valores (CNMV)

Switzerland	Financial Markets Supervisory Authority (FINMA), Swiss Federal Banking Commission

Turkey	Capital Markets Board of Turkey, The Financial Crimes Investigation Board of Turkey, the Undersecretariat of the Turkish Treasury and the Insurance Regulation and Supervision Authority

United Kingdom	Financial Conduct Authority

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
Regulations have been adopted by the SEC that prohibit the withdrawal of equity capital of a broker-dealer, restrict the ability of a broker-dealer to distribute or engage in any transaction with a parent company or an affiliate that results in a reduction of equity capital or to provide an unsecured loan or advance against equity capital for the direct or indirect benefit of certain persons related to the broker-dealer (including partners and affiliates) if the broker-dealer’s net capital is, or would be as a result of such withdrawal, distribution, reductions, loan or advance, below specified thresholds of excess net capital. In addition, the SEC’s regulations require certain notifications to be provided in advance of such withdrawals, distributions, reductions, loans and advances that exceed, in the aggregate, 30% of excess net capital within any 30-day period. The SEC has the authority to restrict, for up to 20 business days, such withdrawal, distribution or reduction of capital if the SEC concludes that it may be detrimental to the financial integrity of the broker-dealer or may expose its customers or creditors to loss. Notice is required following any such withdrawal, distribution, reduction, loan or advance that exceeds, in the aggregate, 20% of excess net capital within any 30-day period. The SEC’s regulations limiting withdrawals of excess net capital do not preclude the payment to employees of “reasonable compensation.”
Four of our subsidiaries, BGCF, GFI Securities LLC, Fenics Execution, LLC and Mint, are registered with the SEC and are subject to the Uniform Net Capital Requirements. As a FCM, Mint is also subject to CFTC minimum capital requirements. In December of 2018, BGCF submitted an application with the CFTC to withdraw its FCM license which was approved. BGCF now conducts its business as an Introducing Broker registered with the NFA. BGCF is also a member of the

FICC, which imposes capital requirements on its members. We also hold a 49% limited partnership interest in Aqua, a U.S. registered broker-dealer and ATS. In addition, our SEFs, BGC Derivative Markets and GFI Swaps Exchange are required to maintain financial resources to cover operating costs for at least one year, keeping at least enough cash or highly liquid securities to cover six months’ operating costs. The Company also operates a designated contract market (DCM) and derivatives clearing organization (DCO) through the Futures Exchange Group, which are required to maintain financial resources to cover operating costs for at least one year, keeping at least enough cash or highly liquid securities to cover six months’ operating costs. Compliance with the Uniform Net Capital Requirements may limit the extent and nature of our operations requiring the use of our registered broker-dealer subsidiaries’ capital, and could also restrict or preclude our ability to withdraw capital from our broker-dealer subsidiaries or SEFs.
Non-U.S.
Our international operations are also subject to capital requirements in their local jurisdictions. BGC Brokers L.P., BGC European Holdings, L.P, GFI Brokers Limited, and GFI Securities Limited, which are based in the U.K., are currently subject to capital requirements established by the FCA. The capital requirements of our French entities (and its EU branches) are predominantly set by ACPR and AMF. U.K. and EU authorities apply stringent provisions with respect to capital applicable to the operation of these brokerage firms, which vary depending upon the nature and extent of their activities. EU policymakers have introduced a new capital regime applicable to EU Investment Firms with a phased implementation beginning in June 2021. The U.K. has introduced a regime that, while applying different rules and methods, is largely similar in its objectives. This regime has commenced a phased implementation beginning in January 2022.
In addition, the majority of our other foreign subsidiaries are subject to similar regulation by the relevant authorities in the countries in which they do business. Additionally, certain other of our foreign subsidiaries are required to maintain non-U.S. net capital requirements. For example, in Hong Kong, BGC Securities (Hong Kong), LLC, GFI (HK) Securities LLC and Sunrise Brokers (Hong Kong) Limited are regulated by the Securities and Futures Commission. BGC Capital Markets (Hong Kong) Limited and GFI (HK) Brokers Ltd, are regulated by The Hong Kong Monetary Authority. All are subject to Hong Kong net capital requirements. In France, Aurel BGC and BGC France Holdings; in Australia, BGC Securities (Australia) Pty Limited, BGC (Securities) Pty Limited and GFI Australia Pty Ltd.; in Japan, BGC Shoken Kaisha Limited’s Tokyo branch and BGC Capital Markets Japan LLC’s Tokyo Branch; in Singapore, BGC Partners (Singapore) Limited, GFI Group Pte Ltd and Ginga Global Market Pte Ltd; in South Korea, BGC Capital Markets & Foreign Exchange Broker (Korea) Limited and GFI Korea Money Brokerage Limited; and in Turkey, BGC Partners Menkul Degerler AS, all have net capital requirements imposed upon them by local regulators. In addition, the LCH (LIFFE/LME) clearing organization, of which BGC Brokers L.P. is a member, also imposes minimum capital requirements. In Latin America, BGC Liquidez Distribuidora De Titulos E Valores Mobiliarios Ltda. (Brazil) has net capital requirements imposed upon it by local regulators.
We had net assets in our regulated subsidiaries of $667.2 million and $326.9 million for the years ended December 31, 2021 and 2020, respectively.
Human Capital Management
Human Capital Resources
As of December 31, 2021, we employed approximately 3,920 employees in 27 countries spread across five continents. Within this total, 99% of our employee base was comprised of full-time employees. Brokers, salespeople, managers, technology professionals and other front-office personnel across our businesses comprise approximately 2,100 employees, representing 54% of the total workforce. Approximately 27% of our brokers, salespeople, managers, technology professionals and other front-office personnel were based in the Americas, and approximately 50% were based in Europe, the Middle East and Africa, with the remaining approximately 23% based in the Asia-Pacific region. On November 1, 2021, we completed the Insurance Business Disposition and approximately 519 front and back office employees in our insurance brokerage business were transferred in connection with the transaction. Various of our employees also work for Cantor and its affiliates and provide services to us pursuant to the Administrative Services Agreement and devote only a portion of their time to our business, and therefore have not been included in the counts above. Generally, our employees are not subject to any collective bargaining agreements, except for certain of our employees based in our European offices that are covered by the national, industry-wide collective bargaining agreements relevant to the countries in which they work.
We have invested significantly through acquisitions, and the hiring of new brokers, salespeople, managers, technology professionals and other front-office personnel. The business climate for these acquisitions and recruitment has been competitive, and it is expected that these conditions will persist for the foreseeable future. We have been able to attract businesses and brokers, salespeople, managers, technology professionals and other front-office personnel to our platform as we believe they recognize that we have the scale, technology, experience and expertise to succeed.

BGC is an organization built on strong values, employee engagement and ownership. At our core, we are committed to our employees by providing an opportunity to participate in our success. We believe that by cultivating a dynamic mix of people and ideas, we enrich the performance of our businesses, the experience of our increasingly diverse employee base and the dynamism of our communities.
Human Capital Measures and Objectives
In operating our businesses, we focus on certain human capital measures and objectives that are key drivers of our revenues and margins. We continually work to expand our trading across more asset classes and geographical regions and to grow our Fully Electronic businesses while seeking to manage our human capital resources to maximize our profitability in the face of shifting demands and conditions.
Our key human capital measures and objectives include front-office employee headcount (described above) and average revenue per front-office employee. Our average revenue per front-office employee has historically declined for the 12-month period immediately following significant headcount increases, and the additional brokers and salespeople generally achieve significantly higher productivity levels in their second or third year with the Company. While during 2021 and into the first quarter of 2022 we have experienced higher than normal turnover for our back office and operational employees due to recent wage pressures and the effects of COVID-19, our front office headcount taking into account the sale of our Insurance brokerage business has not been affected by these factors. As of December 31, 2021, our front-office revenue-generating headcount was approximately 2,100 brokers and salespeople, down 8% from 2,297 a year ago as we selectively reduced less productive front office headcount. These reductions were made alongside increased migration toward Fenics technology solutions, which helped drive average productivity. Compared to the prior year period, average revenue per front-office employee for the year ended December 31, 2021, increased by 8.1% to approximately $811,000.
We invest heavily in developing our technology and new products and services in order to drive increased front-office productivity and generate higher margins, in particular with respect to our Fenics brokerage and other higher-margin businesses. For example, in our Fenics businesses, we aim to convert Voice and Hybrid trading to Fully Electronic trading in order to improve our margins. This is largely because automated and electronic trading efficiency allows the same number of employees to manage a greater volume of trades resulting in a decrease in the marginal cost of trading. Our Fully Electronic business has generally overcome challenges associated with remote working during the COVID-19 pandemic and productivity has remained high with average front office productivity increasing by 8.1% for the year ended December 31, 2021 compared to the prior year. From time to time, we also engage in cost-savings initiatives and restructurings in order to improve our margins.

Retention Measures
In order to retain and hire additional workforce, we have increased our flexible work arrangements, where appropriate, and made compensation adjustments, established additional corporate opportunities and provided additional benefits including a 401(k) match for many of our U.S. support employees.
We have taken significant measures to develop a safe work environment which is conducive to work in our office locations, particularly for front-office brokers and revenue generating employees, subject to applicable state and local regulatory requirements. We have established a more flexible hybrid approach in many instances for non-revenue generating roles or for roles which are not office dependent, where appropriate. We have established vaccination requirements in accordance with applicable laws, including time-off for vaccines, coverage for COVID-19 testing and enhanced sick leave. We continue to offer employee assistance programs and additional avenues for mental health consultation and wellness. We continue to take significant steps to protect our employees and encourage them all to get vaccinated.
Performance-Based and Highly Retentive Compensation Structure
Virtually all of our executives and front-office employees have equity or partnership stakes in the Company and its subsidiaries and generally receive grants of deferred equity or LPUs as part of their compensation. As of December 31, 2021, our employees, partners, executive officers and directors owned approximately 20% of our equity, on a fully diluted basis.
We issue LPUs as well as other forms of equity-based compensation, including grants of exchangeability into shares of Class A common stock and grants of shares of restricted stock, to provide liquidity to our employees, to align the interests of our employees and management with those of common stockholders, to help motivate and retain key employees, and to encourage a collaborative culture that drives cross-selling and revenue growth. These LPUs, which may be redeemed at any time for zero, and shares of restricted stock, which are subject to forfeiture if the non-compete, confidentiality or non-solicit provisions of the BGC Holdings, limited partnership agreement are violated, are also extremely retentive. In addition, we pay amounts due to a partner upon termination of service over a number of years in order to ensure compliance with partner obligations.
We also enter into various agreements with certain of our employees and partners whereby these individuals receive loans which may be either wholly or in part repaid from the distributions that these individuals receive on some or all of their LPUs and from proceeds of the sale of the employees' shares of BGC Class A common stock, or may be forgiven over a period of time. From time to time, the Company may also enter into agreements with employees and partners to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements.
Human Capital and Social Policies and Practices
We have a variety of programs to incentivize and support our employees, from employee ownership to comprehensive benefits and training. We are also committed to equal opportunity, diversity and other policies and practices designed to fulfill our commitment to social and human capital development.
Employee Diversity, Inclusion and Equal Opportunity
We are committed to equal opportunity, diversity and other policies and practices that seek to further our development of a diverse and inclusive workplace. We consider all qualified applicants for job openings and promotions without regard to race, color, religion or belief, sex, sexual orientation, gender identity or reassignment, national origin or ancestry, age, disability, service in the armed forces, pregnancy or maternity, familial status, marriage and civil partnership, genetic information or any other characteristic that has no bearing on the ability of employees to do their jobs well. We continue to develop initiatives to support these values.
Our recruitment, promotion and compensation processes are designed to enable us to treat employees fairly, and our compensation decisions are differentiated based on performance.
Talent remains at the core of who we are as a company, and we remain committed to having a culture built around inclusion and developing a diverse workforce. We continue to work to enhance our ability to attract, develop and retain top talent with an emphasis on increasing representation of traditionally underrepresented groups at all levels of the organization, encompassing early careers to experienced hiring, retention and development initiatives with a focus on diversity and inclusion. Our goal is to build an even more successful organization that more closely reflects the population at large.
Our Network of Women (“NOW”) program supports the recruitment, development and retention of women across our organization to advance our businesses and reputation. NOW offers a variety of opportunities, tools, events and workshops to help our employees make new professional contacts, find mentors, gain knowledge and develop their careers. These events and activities also allow our employees to support one another through a valuable exchange of experiences, advice and best practices for career success.
A number of initiatives across our geographic regions are in place to promote our corporate values and foster greater diversity and inclusion. Such examples include early career work experiences and internship programs focusing on diverse talent, mentorship programs, and initiatives to foster women’s leadership. In the U.K., we have signed up to HM Treasury’s Women in Finance Charter, which commits signatory firms to set percentage targets to increase the proportion of women in senior roles and publicly report on their progress in seeking to meet these targets.
Employee Engagement, Communication, Management and Leadership Training and Development
We are investing in our employees’ long-term development and engagement by delivering training and development programs and a culture where our people can thrive and maximize their potential. We require annual regulatory training in anti-money laundering and anti-crime, cyber-security and workplace respect and inclusion, among other topics. We also provide or support periodic job-specific and other developmental training and support for our employees so they can maximize their potential, as well as a tuition reimbursement program to eligible employees.
We provide leadership training to managers on topics including management effectiveness, communication skills and delivering effective performance evaluations, unconscious bias and various other topics. This training is supplemented by a library of online training courses that managers and employees may access. Our individual business lines offer ongoing learning and development opportunities tied to deepening the subject matter expertise of their professionals. Further, we offer summer and fall intern and early career programs in various parts of our businesses, including technology, and within the businesses regionally.

Our success depends on employees understanding of how their work and engagement contribute to our strategy, culture, values, and regulatory environment. We use various channels to facilitate open and direct communication, including internal calls and meetings with employees, training and policy updates, employee resource groups, such as NOW, and social and family outings and events.
Succession Planning
From time to time, the Board discusses succession planning, including our consideration of succession strategy, the impact of any potential absence due to illness or leave of certain key executive officers or employees, as well as competing demands on the time of certain of our executive officers who also provide services to Cantor, Newmark, and various other ventures and investments sponsored by Cantor. Our Board also discusses from time to time, as part of its succession planning, engagement and encouragement of future business leaders and the process of introducing directors to leaders in the Company’s business lines. The Board also considers hiring and retention of leaders required for the changing business landscape and to lead future business lines. At the business and departmental levels, managers discuss and identify potential talent, opportunities for employee growth, successors, and future leaders.
Environmental, Social and Governance (ESG) / Sustainability Information
We believe that our environmental, social and governance (“ESG”) policies and practices will create sustainable long-term value for BGC, our stockholders and other stakeholders, our clients and our employees while also helping us mitigate risks, reduce costs, protect brand value, and identify market opportunities. We are embedding social and human capital, employment, environmental, sustainability, charitable and corporate governance policies and practices into our corporate strategy, compensation, disclosure, and goals to maintain and advance long-term stockholder value.
Our Environmental Focus, Environmental Markets and Sustainable Business Practices
We are focused on the environment and recognize the importance of treating our natural resources with the greatest respect, so that they are available to future generations. As a socially responsible business operating within financial services, we are actively aware of climate change and other major issues affecting the environment. Our BGC Environmental Brokerage Services is a leader in the world’s environmental and green energy markets. Our environmental brokerage services business provides expert innovative carbon offset solutions and advice to the world’s green energy markets, from transactions and financing to technology and consulting. For decades, we have helped clients worldwide navigate the complex financial requirements in order to achieve their environmental initiatives, in the process contributing to dramatically reduced emissions and the promotion of renewable energy. For more information on BGC Environmental Brokerage Services, please visit www.bgcebs.com.
In our workplaces, we are studying how to make our own contribution to state, national and global environmental initiatives and to require the same of our vendors and suppliers when doing business with us. As part of this, we are considering how to minimize our future carbon footprint when planning office renovations and will continue to focus our attention in the near term on methods of reducing our greenhouse gas emissions, increasing use of renewable energy, conserving water, and reducing waste generation.
BGC supports sustainable business practices and is focused on the steps necessary to establish a sustainability program internally as we focus on our own real estate usage. Building operations have a significant impact on the environment, and as technology continues to place greater demands on building systems for power and cooling, energy consumption is expected to continue to rise at an unsustainable rate. We believe it is our responsibility to improve energy efficiency and reduce energy consumption to protect the environment through continuous improvement of building practices. We understand that sustainable buildings provide a better work environment, increase building efficiency and reduce the environmental impact of our own building operations. We continue to work on these initiatives.
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
OUR ORGANIZATIONAL STRUCTURE
Stock Ownership
As of December 31, 2021, there were 317.0 million shares of BGC Class A common stock outstanding. On June 21, 2017, Cantor pledged 10.0 million shares of BGC Class A common stock in connection with a partner loan program. On November 23, 2018, those shares of BGC Class A common stock were converted into 10.0 million shares of BGC Class B common stock and remain pledged in connection with the partner loan program. On November 23, 2018, BGC Partners issued 10.3 million shares of BGC Class B common stock to Cantor and 0.7 million shares of BGC Class B common stock to CFGM, an affiliate of Cantor, in each case in exchange for shares of BGC Class A common stock from Cantor and CFGM, respectively, on a one-to-one basis pursuant to Cantor’s and CFGM’s right to exchange such shares under the letter agreement, dated as of June 5, 2015, by and between BGC Partners and Cantor. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Partners by Cantor or CFGM for the Class B Issuance. The Class B Issuance was exempt from registration pursuant to Section 3(a)(9) of the Securities Act. As of December 31, 2021, Cantor and CFGM did not own any shares of BGC Class A common stock. Each share of BGC Class A common stock is entitled to one vote on matters submitted to a vote of our stockholders.
In addition, as of December 31, 2021, Cantor and CFGM held 45.9 million shares of BGC Class B common stock (which represents all of the outstanding shares of BGC Class B common stock), representing approximately 59.1% of our voting power on such date. Each share of BGC Class B common stock is generally entitled to the same rights as a share of BGC Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to ten votes. The BGC Class B common stock generally votes together with the BGC Class A common stock on all matters submitted to a vote of our stockholders.
Through December 31, 2021, Cantor has distributed to its current and former partners an aggregate of 20.9 million shares of BGC Class A common stock, consisting of (i) 19.4 million April 2008 distribution rights shares, and (ii) 1.5 million February 2012 distribution rights shares. As of December 31, 2021, Cantor is still obligated to distribute to its current and former partners an aggregate of 15.8 million shares of BGC Class A common stock, consisting of 14.0 million April 2008 distribution rights shares and 1.8 million February 2012 distribution rights shares.
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
As of December 31, 2021, we held directly and indirectly, through wholly-owned subsidiaries, 362.9 million BGC U.S. OpCo limited partnership units and 362.9 million BGC Global OpCo limited partnership units, representing approximately 75.8% of the outstanding limited partnership units in both BGC U.S. OpCo and BGC Global OpCo. As of that date, BGC Holdings held 116.0 million BGC U.S. OpCo limited partnership units and 116.0 million BGC Global OpCo limited partnership units, representing approximately 24.2% of the outstanding limited partnership units in both BGC U.S. OpCo and BGC Global OpCo.
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
As of December 31, 2021, excluding Preferred Units and NPSUs described below, outstanding BGC Holdings partnership interests included 62.4 million LPUs, 8.1 million FPUs and 56.8 million Cantor units.
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
As of December 31, 2021, there were no FPUs remaining which BGC Holdings had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units following such redemption or exchange. On October 28, 2021, Cantor purchased from BGC Holdings an aggregate of 460,929 Cantor units for an aggregate consideration of $715,605 as a result of the redemption of 460,929 FPUs, and 1,179,942 Cantor units for aggregate consideration of $2,033,838 as a result of the exchange of 1,179,942 FPUs. On March 31, 2021, Cantor purchased from BGC Holdings an aggregate of 1,149,684 Cantor units for aggregate consideration of $2,104,433 as a result of the redemption of 1,149,684 FPUs, and 1,618,376 Cantor units for aggregate consideration of $3,040,411 as a result of the exchange of 1,618,376 FPUs. Each Cantor unit in BGC Holdings held by Cantor is exchangeable by Cantor at any time on a one-for-one basis (subject to adjustment) for shares of BGC Class A common stock.
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
Such Preferred Units may not be made exchangeable into BGC Class A common stock and accordingly will not be included in the fully diluted share count. Each quarter, the net profits of BGC Holdings are allocated to such Units at a rate of either 0.6875% (which is 2.75% per calendar year) of the allocation amount assigned to them based on their award price, or such other amount as set forth in the award documentation, before calculation and distribution of the quarterly Partnership distribution for the remaining Partnership units. The Preferred Units will not be entitled to participate in Partnership distributions other than with respect to the Preferred Distribution. As of December 31, 2021, there were 20.1 million such units granted and outstanding in BGC Holdings.
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
Under the Exchange Agreement, Cantor and CFGM have the right to exchange shares of BGC Class A common stock owned by them for the same number of shares of BGC Class B common stock. As of December 31, 2021, Cantor and CFGM do not own any shares of BGC Class A common stock. Cantor and CFGM would also have the right to exchange any shares of BGC Class A common stock subsequently acquired by either of them for shares of BGC Class B common stock, up to 23.6 million shares of BGC Class B common stock.
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
The following diagram illustrates our organizational structure as of December 31, 2021. The diagram does not reflect the various subsidiaries of BGC, BGC U.S. OpCo, BGC Global OpCo, or Cantor, or the noncontrolling interests in our consolidated subsidiaries other than Cantor’s units in BGC Holdings.*
STRUCTURE OF BGC PARTNERS, INC. AS OF DECEMBER 31, 2021

CF Group Management Inc.
Cantor Limited Partners
Cantor
Public Stockholders
• Limited Partnership Units (49.0% of economics of BGC Holdings)
• 11.8% indirect economic interest in BGC U.S. and BGC Global
• BGC Class B common stock (12.6% of economics and 59.1% of voting power of BGC Partners, Inc.)
• 9.6% indirect economic interest in BGC U.S. and BGC Global
• BGC Class A common stock (87.4% of economics and 40.9% of voting power of BGC Partners, Inc.)
• 66.2% indirect economic interest in BGC U.S. and BGC Global
BGC Partners, Inc.
• Limited Partnership Units (75.8% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Units (75.8% of economics of BGC Global)
Limited Partnership Units and Founding/Working Partner Units
• Limited Partnership Units (51.0% of economics of BGC Holdings)
• 12.4% indirect economic interest in BGC U.S. and BGC Global
BGC Holdings
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Units (24.2% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Units (24.2% of economics of BGC Global)
BGC U.S.
BGC Global

* Shares of BGC Class B common stock are convertible into shares of BGC Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor and CFGM converted all of their BGC Class B common stock into BGC Class A common stock, Cantor would hold 12.4% of the voting power, CFGM would hold 0.2% of the voting power, and the public stockholders would hold 87.4% of the voting power (and Cantor and CFGM’s indirect economic interests in BGC U.S. and BGC Global would remain unchanged). The diagram does not reflect certain BGC Class A common stock and BGC Holdings partnership units as follows: (a) any shares of BGC Class A common stock that may become issuable upon the conversion or exchange of any convertible or exchangeable debt securities that may in the future be sold under our shelf Registration Statement on Form S-3 (Registration No. 333-180331); (b) 20.1 million Preferred Units granted and outstanding to BGC Holdings partners (see “BGC Partners, Inc. Partnership Structure” herein); and (c) 54.7 million N Units granted and outstanding to BGC Holdings partners.
The diagram reflects BGC Class A common stock and BGC Holdings partnership unit activity from January 1, 2021 through December 31, 2021 as follows: (a) 68.3 million shares of BGC Class A common stock repurchased by us; (b) 8.3 million LPUs redeemed for Newmark employees and executives; (c) 12.1 million LPUs for vested N Units; (d) 11.5 million LPUs granted by BGC Holdings; (e) 4.8 million LPUs and FPUs redeemed or repurchased by us for cash; (f) 4.5 million LPUs forfeited; (g) 2.2 million shares of BGC Class A common stock issued for vested restricted stock units; (h) 0.9 million LPUs related to prior period adjustments; (i) 1.8 million shares of Class A common stock issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-169232), but not the 4.0 million of such shares remaining available for issuance by us under such Registration Statement; and (j) 17 thousand shares issued by us under our Dividend Reinvestment and Stock Purchase Plan shelf Registration Statement on Form S-3 (Registration No. 333-173109), but not the 9.2 million of such shares remaining available for issuance by us under shelf Registration Statement on Form S-3 (Registration No. 333-196999). No shares of BGC Class A common stock were sold by us during the year ended December 31, 2021 under the March 2018 Sales Agreement pursuant to our previous Registration Statement on Form S-3 (Registration No. 333-223550). The March 2018 Sales Agreement expired in September 2021. As December 31, 2021, we have not issued any shares of BGC Class A common stock under our 2019 Form S-4 Registration Statement (Registration No. 333-233761).
Possible Corporate Conversion
The Company continues to explore a possible conversion into a simpler corporate structure. Our board and committees have hired advisors and are reviewing the potential structure and details of such conversion.
ITEM 1A.     RISK FACTORS
Any investment in shares of our Class A common stock, our 5.375% Senior Notes, our 3.750% Senior Notes, our 4.375% Senior Notes or our other securities involves risks and uncertainties. The following are important risks and uncertainties that could affect our businesses, but we do not ascribe any particular likelihood or probability to them unless specifically indicated. Any of the risks and uncertainties set forth below, should they occur, could significantly and negatively affect our businesses, financial condition, results of operations, and prospects and/or the trading price of our Class A common stock, our 5.375% Senior Notes, our 3.750% Senior Notes, our 4.375% Senior Notes or our other securities.
RISKS RELATED TO OUR BUSINESSES GENERALLY
Risks Related to the COVID-19 Pandemic
The ongoing COVID-19 pandemic has significantly disrupted and adversely affected the environment in which we and our customers and competitors operate, including the global economy, the U.S. economy, the global financial markets, and our businesses, financial condition, results of operations and prospects.
The ongoing COVID-19 pandemic has significantly disrupted and adversely affected the environment in which we and our customers and competitors operate, including the global economy, the U.S. economy, the global financial markets, and our businesses, financial condition, results of operations and prospects. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain disruptions and overall economic and financial market instability. The ongoing effects of COVID-19 remain challenging to predict due to multiple uncertainties, including the transmissibility, severity, duration and resurgences of the outbreak; new virus variants and the potential extent of their spread; the application and effectiveness of health and safety measures that are voluntarily adopted by the public or required by government or public health authorities, including vaccines and treatments and public resistance thereto; the speed and strength of an economic recovery and the effect thereon of rising inflation and the increase in interest rates in response thereto; and the impact on our employees, operations, suppliers, and vendors, and our clients’ operations.
We have taken, and continue to take, necessary and recommended precautions to protect the safety and well-being of our employees, including by means of conducting certain business activities and operations remotely. However, no assurance can be given that the steps being taken will be adequate, nor can we predict the level of disruption which will occur to our employees' ability to provide client support and service. We will continue to evaluate the nature and extent of the impact on our businesses.
The COVID-19 pandemic has continued to adversely affect us in certain respects. The full extent to which the COVID-19 pandemic, or the emergence of new variants or another pandemic, and measures taken in response thereto, could continue to negatively affect the global economy, the United States economy, and global financial markets and, in turn, materially adversely affect our businesses, financial condition, results of operations and prospects will depend on future developments, which are highly uncertain and cannot be predicted. Any increase in the duration or impact of the pandemic, including any new variants or another pandemic, as well as measures taken in response thereto, could have a material adverse effect on our businesses, financial condition, results of operations and prospects.
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
The global financial services markets are, by their nature, risky and volatile and are directly affected by many national and international factors that are beyond our control. Any one of these factors may cause substantial changes in the U.S. and global financial markets, resulting in reduced transactional volume and profitability for our businesses. These factors include:
•pandemics and other international health emergencies;
•economic and geopolitical conditions and uncertainties in the United States, Europe, Asia and elsewhere in the world, including government deficits, debt and possible defaults, austerity measures, changes in interest rates, and changes in central bank and/or fiscal policies, including the level and timing of government debt issuances, purchases and outstanding amounts;
•possible political turmoil with respect to the U.S. government, the U.K, the EU and/or its member states, Hong Kong, China, or other major economies around the world;
•the effect of Federal Reserve Board and other central banks’ monetary policies, increased capital requirements for banks and other financial institutions, and other regulatory requirements;
•terrorism, war and other armed hostilities, such as Russia's invasion of Ukraine and the impact of it and measures taken in response thereto, including sanctions imposed by governments and related counter-sanctions;
•the impact of short-term or prolonged U.S. government shutdowns, elections or other political events;
•inflation, deflation and wavering institutional and consumer confidence levels;
•the availability of capital for borrowings and investments by our clients and their customers;
•the level and volatility of interest rates, foreign currency exchange rates and trading in certain equity, debt and commodity markets;
•the level and volatility of the difference between the yields on corporate securities being traded and those on related benchmark securities, which we refer to as “credit spreads”; and
•margin requirements, capital requirements, credit availability, and other liquidity concerns with respect to our business, its clients, and the customers of its clients.
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
Historically, our business operations have been substantially located in the U.S. and the U.K. While we are expanding our businesses to new geographic areas, we are still highly concentrated in these areas. Because we derived approximately 41.5% and approximately 25.7% of our total revenues on a consolidated basis for the year ended December 31, 2021 from our operations in the U.K. and the U.S., respectively, our businesses are exposed to adverse regulatory and competitive changes, economic downturns and changes in political conditions in these countries. If we are unable to identify and successfully manage or mitigate these risks, our businesses, financial condition, results of operations and prospects could be materially adversely affected.
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
Regardless of these and other mitigating measures, our European headquarters and largest operations are in London, and market access risks and uncertainties have had and could continue to have a material adverse effect on our customers, counterparties, businesses, financial condition, results of operations and prospects. Furthermore, in the future the U.K. and EU’s regulation may diverge, which could disrupt and increase the costs of our operations, and result in a loss of existing levels of cross-border market access.

Risks Related to New Opportunities/Possible Transactions and Hires
If we are unable to identify and successfully exploit new product, service and market opportunities, including through hiring new brokers, salespeople, managers, technology professionals and other front-office personnel, our businesses, financial condition, results of operations, cash flows and prospects could be materially adversely affected.
Because of significant competition in our market, our strategy is to broker more transactions, increase our share of existing markets and seek out new clients and markets. We may face enhanced risks as these efforts to expand our businesses result in our transacting with a broader array of clients and expose us to new products and services and markets. Pursuing this strategy may also require significant management attention and hiring expense and potential costs and liability in any litigation or arbitration that may result. We may not be able to attract new clients or brokers, salespeople, managers, technology professionals or other front-office personnel or successfully enter new markets. If we are unable to identify and successfully exploit new product, service and market opportunities, our business, financial condition, results of operations and prospects could be materially adversely affected.
We may pursue opportunities including strategic alliances, acquisitions, dispositions, joint ventures or other growth opportunities (including hiring new brokers and salespeople), which could present unforeseen integration obstacles or costs and could dilute our stockholders. We may also face competition in our acquisition strategy, and such competition may limit such opportunities.
We have explored and continue to explore a wide range of strategic alliances, acquisitions and joint ventures with other financial services companies that have interests in related businesses or other strategic opportunities. Such transactions may be necessary in order for us to enter into or develop new products or services or markets, as well as to strengthen our current ones.
These opportunities and activities involve a number of risks and challenges, including:
•potential disruption of our ongoing business and product, service and market development and distraction of management;
•difficulty retaining and integrating personnel and integrating administrative, operational, financial reporting, internal control, compliance, technology and other systems;
•the necessity of hiring additional managers and other critical professionals and integrating them into current operations;
•increasing the scope, geographic diversity and complexity of our operations;
•to the extent that we pursue these opportunities internationally, exposure to political, economic, legal, regulatory, operational and other risks that are inherent in operating in a foreign country, including risks of possible nationalization and/or foreign ownership restrictions, expropriation, price controls, capital controls, foreign currency fluctuations, regulatory and tax requirements, economic and/or political instability, geographic, time zone, language and cultural differences among personnel in different areas of the world, exchange controls and other restrictive government actions, as well as the outbreak of hostilities;
•the risks relating to integrating accounting and financial systems and accounting policies and the related risk of having to recast our historical financial statements;
•potential dependence upon, and exposure to liability, loss or reputational damage relating to systems, controls and personnel that are not under our control;
•addition of business lines in which we have not previously engaged;
•potential unfavorable reaction to our strategy by our customers, counterparties, and employees;
•the upfront costs associated with pursuing transactions and recruiting personnel, which efforts may be unsuccessful in the increasingly competitive marketplace for the most talented producers and managers;
•conflicts or disagreements between any strategic alliance or joint venture partner and us;
•exposure to potential unknown liabilities of any acquired business, strategic alliance or joint venture that are significantly larger than we anticipate at the time of acquisition, and unforeseen increased expenses or delays associated with acquisitions, including costs in excess of the cash transition costs that we estimate at the outset of a transaction;
•reduction in availability of financing due to tightened credit markets or credit ratings downgrades or defaults by us, in connection with these opportunities;

•a significant increase in the level of our indebtedness in order to generate cash resources that may be required to effect acquisitions;
•dilution resulting from any issuances of shares of our Class A common stock or limited partnership units in connection with these opportunities;
•a reduction of the diversification of our businesses resulting from any dispositions;
•the necessity of replacing certain individuals and functions that are sold in dispositions;
•the cost of rebranding and the impact on our market awareness of dispositions;
•adverse effects on our liquidity as a result of payment of cash resources and/or issuance of shares of our Class A common stock or limited partnership units;
•the impact of any reduction in our asset base resulting from dispositions on our ability to obtain financing or the terms thereof; and
•a lag in the realization of financial benefits from these transactions and arrangements.
We face competition for acquisition targets, which may limit our number of acquisitions and growth opportunities and may lead to higher acquisition prices or other less favorable terms. As we grow internationally, we may experience additional expenses or obstacles. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or integrate successfully any acquired businesses without substantial costs, delays or other operational or financial difficulties.
In addition, the acquisition of regulated firms generally requires the consent of the home jurisdiction regulator in which the target and regulated subsidiaries are domiciled. In certain circumstances, one or more of these regulators may withhold their consent, impose restrictions or make their consent subject to conditions which may result in increased costs or delays.
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
From time to time, we may also seek to dispose of portions of our businesses, or otherwise reduce our ownership, each of which could materially affect our cash flows and results of operations. Dispositions involve significant risks and uncertainties, such as ability to sell such businesses on satisfactory price and terms and in a timely manner (including long and costly sales processes and the possibility of lengthy and potentially unsuccessful attempts by a buyer to receive required regulatory approvals), or at all, disruption to other parts of the businesses and distraction of management, loss of key employees or customers, exposure to unanticipated liabilities or ongoing obligations to support the businesses following such dispositions. In addition, if such dispositions are not completed for any reason, the market price of our Class A common stock may reflect a market assumption that such transactions will occur, and a failure to complete such transactions could result in a decline in the market price of our Class A common stock. Any of these factors could have a material adverse effect on our businesses, financial condition, results of operations and prospects.

We have offerings linked to cryptocurrencies that could expose us to technology, regulatory and financial risks.
We have offerings linked to cryptocurrencies in certain jurisdictions, and may expand the types of these offerings, the associated types of cryptocurrencies and the jurisdictions in which these offerings are offered. Specifically, BGC continues to expand its cryptocurrency offerings through Lucera by providing connectivity and through kACE, its Analytics, Pricing and Distribution software. Furthermore, BGC intends to launch additional cryptocurrency and digital asset trading offerings in 2022.
The distributed ledger technology underlying cryptocurrencies and other similar financial assets is evolving at a rapid pace and may be vulnerable to cyberattacks or have other inherent weaknesses that are not yet apparent. There is currently no broadly accepted regulatory framework for cryptocurrencies, and the regulation of cryptocurrencies is developing and changing rapidly in the U.S. and other countries around the world. If any of the offerings we transact in are linked to cryptocurrencies and there is a new regulatory framework, it may delay, harm or change our opportunity or outlook. In addition, cryptocurrency markets, including Bitcoin, have experienced significant historical material price fluctuations, and if markets for any cryptocurrencies linked to the offerings we transact in suffer severe fluctuations, our customers could experience significant losses and we could lose their business.
In the U.S. the SEC, CFTC state and federal agencies are reviewing virtual currency business and have and or may enact regulations that restrict the business and or require additional licenses to conduct certain businesses. In addition, many foreign regulators and legislatures have taken action against virtual currency businesses or have enacted restrictive regulations. These regulations may negatively impact our ability to offer different products in different regions and/or negatively impact our ability to deal with certain customers depending on where they are located. If licenses are required, it may take a considerable amount of time to obtain the necessary approvals from the respective regimes. Any of these factors could have a material adverse effect on our businesses, financial condition, results of operations and prospects in the future.
Risks Related to Change in LIBOR
We may be adversely affected by the transition away from LIBOR and the use of SOFR or other alternative reference rates.
Our $350 million Revolving Credit Agreement is indexed to LIBOR. LIBOR is a basic rate of interest used in lending between banks on the London interbank market and historically has been widely used as a reference for setting the interest rate on loans globally. The United Kingdom’s Financial Conduct Authority and the administrator of LIBOR have announced that the publication of the most commonly used U.S. dollar LIBOR settings will cease to be published or cease to be representative after June 30, 2023, and the publication of all other LIBOR settings will cease to be published as of December 31, 2021. Starting January 1, 2022, banks in the United States have ceased entering into new credit and other contractual agreements using US dollar LIBOR as a reference rate, and instead began incorporating alternative reference rates, such as SOFR, within such agreements. We have begun working and will continue to work with our funding providers to incorporate alternative reference rates (such as SOFR) within our credit facility and other funding arrangements, as opportunities arise to do so.
The expected withdrawal and replacement of LIBOR with alternative benchmarks also introduces risks for our clients and the financial services industry. Various financial instruments are linked to the LIBOR benchmark, and any failure by market participants and regulators to successfully introduce benchmark rates to replace LIBOR and implement effective transitional arrangements to address the discontinuation of LIBOR could negatively affect our clients and the global financial markets. While we have taken steps to minimize the consequences of the transition from LIBOR on our businesses and believe that this transition has currently not had nor is expected to have a material effect on us, there can be no assurance that the withdrawal and replacement of LIBOR will not have a material adverse effect on our businesses, financial condition, results of operations and prospects in the future.
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
Our indebtedness, which at December 31, 2021 was $1,052.8 million, may have important, adverse consequences to us and our investors, including:
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
We are dependent upon availability of adequate funding and liquidity to meet our clearing margin requirements, among other financial needs. Clearing margin is the amount of cash, guarantees or similar collateral that we must provide or deposit with our third-party clearing organizations in support of our obligations under contractual clearing arrangements with these organizations. Historically, these needs have been satisfied from internally generated funds and proceeds from debt and equity financings. We have also relied on arrangements with Cantor to clear certain of our transactions under the clearing agreement we entered into with Cantor in November 2008 which was amended in June 2020. Our next bond maturity is in July 2023 and the Company’s senior unsecured revolving credit facility matures in February 2023. Although we have historically been able to raise debt on acceptable terms, the impact of the COVID-19 pandemic on the world’s credit markets could make it more difficult for us to refinance or replace such indebtedness in a timely manner or on acceptable terms. Further, if for any reason we need to raise additional funds, including in order to meet regulatory capital requirements and/or clearing margin requirements arising from growth in our brokerage businesses, to complete acquisitions or otherwise, we may not be able to obtain additional financing when needed. If we cannot raise additional funds on acceptable terms, we may not be able to develop or enhance our businesses, take advantage of future growth opportunities or respond to competitive pressure or unanticipated requirements.
Our Revolving Credit Agreement contains restrictions that may limit our flexibility in operating our businesses.
Our Revolving Credit Agreement contains covenants that could impose operating and financial restrictions on us, including restrictions on our ability to, among other things and subject to certain exceptions:
•create liens on certain assets;
•incur additional debt;
•make significant investments and acquisitions;
•consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•dispose of certain assets;
•pay additional dividends on or make additional distributions in respect of our capital stock or make restricted payments;
•repurchase shares of our Class A common stock or purchase limited partnership units;
•enter into certain transactions with our affiliates; and
•place restrictions on certain distributions from subsidiaries.
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
As of December 31, 2021, BGC Partners’ public long-term credit ratings were BBB- from Fitch Ratings Inc. and Standard & Poor’s, BBB from Kroll Bond Rating Agency and BBB+ from Japan Credit Rating Agency, Ltd. and the associated outlooks on all the ratings were stable. No assurance can be given that the credit ratings will remain unchanged in the future. Any additional indebtedness that we incur, as well as any negative change to our credit ratings and associated outlooks, may restrict our ability to raise additional capital or refinance debt on favorable terms, and consequently. any resulting impacts on our funding access, liquidity or creditworthiness perception among our clients, counterparties, lenders, investors, or other market participants, could have a material adverse effect on our businesses, financial condition, results of operations and prospects.
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
We may incur substantial additional debt in the future, some of which may be secured debt. We are not restricted under the terms of the indentures governing our 5.375% Senior Notes, 3.750% Senior Notes and 4.375% Senior Notes from incurring additional debt, securing existing or future debt (with certain exceptions, including to the extent already secured), recapitalizing our debt or taking a number of other actions that are not limited by the terms of our debt instruments that could have the effect of diminishing our ability to make payments on our debt when due.
We may not have the funds necessary to repurchase our 5.375% Senior Notes, 3.750% Senior Notes or 4.375% Senior Notes upon a change of control triggering event as required by the indentures governing these notes.
Upon the occurrence of a “change of control triggering event” (as defined in the indentures governing the 5.375% Senior Notes , the 3.750% Senior Notes and the 4.375% Senior Notes), unless we have exercised our right to redeem such notes, holders of the notes will have the right to require us to repurchase all or any part of their notes at a price in cash equal to 100% of the then-outstanding aggregate principal amount of the notes repurchased plus accrued and unpaid interest, if any. There can be no assurance that we would have sufficient, readily available financial resources, or would be able to arrange financing, to repurchase the 5.375% Senior Notes, the 3.750% Senior Notes or the 4.375% Senior Notes upon a “change of control triggering event.” A failure by us to repurchase the notes when required would result in an event of default with respect to the notes. In addition, such failure may also constitute an event of default and result in the effective acceleration of the maturity of our other then-existing indebtedness.
The requirement to offer to repurchase the 5.375% Senior Notes, the 3.750% Senior Notes and the 4.375% Senior Notes upon a “change of control triggering event” may delay or prevent an otherwise beneficial takeover attempt of us.
The requirement to offer to repurchase the 5.375% Senior Notes, the 3.750% Senior Notes and the 4.375% Senior Notes upon a “change of control triggering event” may in certain circumstances delay or prevent a takeover of us and/or the removal of incumbent management that might otherwise be beneficial to investors in our Class A common stock.
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
Our success is dependent, in part, upon our intellectual property, including our proprietary technology. We rely primarily on trade secret, contract, patent, copyright, and trademark law in the U.S. and other jurisdictions as well as confidentiality procedures and contractual provisions to establish and protect our intellectual property rights to proprietary technologies, products, services or methods, and our brands. For example, we regularly file patent applications to protect inventions arising from our research and development, and we are currently pursuing patent applications around the world. We also control access to our proprietary technology and enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties. Protecting our intellectual property rights is costly and time consuming.
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
We also face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including vendors, customers, counterparties, exchanges, clearing agents, clearinghouses or other financial intermediaries. Such parties could also be the source of a cyber-attack on or breach of our operational systems, network, data or infrastructure. Malicious actors may also attempt to compromise or induce our employees, clients or other users of our systems to disclose sensitive information or provide access to our data, and these types of risks may be difficult to detect or prevent.
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
The extent of a particular cyber-attack and the steps that we may need to take to investigate the attack may not be immediately clear, and it may take a significant amount of time before such an investigation can be completed and full and reliable information about the attack is known. While such an investigation is ongoing, we may not necessarily know the full extent of the harm caused by the cyber-attack, and any resulting damage may continue to spread. Furthermore, it may not be clear how best to contain and remediate the harm caused by the cyber-attack, and certain errors or actions could be repeated or compounded before they are discovered and remediated. Any or all of these factors could further increase the costs and consequences of a cyber-attack.
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
Additionally, data privacy is subject to frequently changing rules and regulations in countries where we do business. For example, the GDPR in the EU requires entities both in the European Economic Area and outside to comply with regulations regarding the handling of personal data. We are also subject to certain U.S. federal and state laws governing the protection of personal data. These laws and regulations are increasing in complexity and number. In addition to the increased cost of compliance, our failure to successfully implement or comply with appropriate processes to adhere to the GDPR and other laws and regulations relating to personal data could result in substantial financial penalties for non-compliance, expose us to litigation risk and harm our reputation.
Risks Relating to Our Key Personnel and Employee Turnover
The loss of one or more of our key executives, the development of future talent and the ability of certain key employees to devote adequate time and attention to us are a key part of the success of our businesses, and failure to continue to employ and have the benefit of these executives may adversely affect our businesses and prospects.
Our people are our most important resource. We must retain the services of our key employees and strategically recruit and hire new talented employees to attract customer transactions. Further, as we diversify into future business lines or geographic regions, hiring and engagement of effective management in these areas will impact our future success. In addition, like other companies, we are experiencing turnover among operational and support staff as a result of wage pressures occurring throughout the economy. See “Item 1-Business-Human Capital Management.” If our retention efforts are not successful or our turnover rate continues to increase in the future, our business, results of operations and financial condition could be materially adversely affected.
Effective succession planning is also important to our long-term success. Failure to transition smoothly and effectively transfer knowledge to future executive officers and key employees could hinder our strategic planning and execution. From time to time, senior management, outside directors or other key employees may leave our Company or be absent due to illness or other factors. While we strive to reduce the negative impact of such changes, losing certain key employees could result in significant disruptions to our operations. Hiring, training, and successfully integrating replacement critical personnel is time consuming and, if unsuccessful could disrupt our operations, and as a result could materially adversely affect our business, financial condition, results of operations and prospects.
Howard W. Lutnick, who serves as our Chief Executive Officer and as Chairman of us and Newmark, is also the Chairman of the Board, President and Chief Executive Officer of Cantor and President of CFGM, the managing general partner of Cantor. Stephen M. Merkel, our Executive Vice President and General Counsel, is employed as Executive Managing Director, General Counsel and Secretary of Cantor and Executive Vice President and Chief Legal Officer of Newmark. Steven Bisgay, our Chief Financial Officer, is also employed as Chief Financial Officer of Cantor. In addition, Messrs. Lutnick, Merkel and Bisgay also hold offices at various other affiliates of Cantor. These three key employees are not subject to employment agreements with us or any of our subsidiaries.
Currently, Mr. Lutnick and Mr. Merkel each typically spends at least 50% of his time on our matters, and Mr. Bisgay spends approximately 80% of his time on BGC matters. These percentages may vary depending on business developments at us or Newmark or Cantor or any of our or Cantor’s other affiliates, including SPACs. As a result, these key employees dedicate only a portion of their professional efforts to our businesses and operations, and there is no contractual obligation for them to spend a specific amount of their time with us and/or Cantor and its affiliates. These key employees may not be able to dedicate adequate time and attention to our businesses and operations, and we could experience an adverse effect on our operations due to the demands placed on our management team by their other professional obligations. In addition, these key employees’ other responsibilities could cause conflicts of interest with us.
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
In addition, our success has largely been dependent on the efforts of Mr. Lutnick and other executive officers. Should Mr. Lutnick or our other most senior executives leave or otherwise become unavailable to render services to us, their loss could disrupt our operations, adversely impact employee retention and morale, and seriously harm our businesses.
Should any of our key employees join an existing competitor, form a competing company, offer services to Cantor or any affiliates that compete with our products, services or otherwise leave us, some of our customers could choose to use the services of that competitor or another competitor instead of our services, which could adversely affect our revenues and as a result could materially adversely affect our businesses, financial condition, results of operations and prospects.
Internal Controls
If we fail to implement and maintain an effective internal control environment, our operations, reputation and stock price could suffer, we may need to restate our financial statements, and we may be delayed or prevented from accessing the capital markets.
As a public company, we are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment is required to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. To ensure compliance with Section 404, we will continue to evaluate our internal control over financial reporting, including with respect to acquisitions, which could be both costly and challenging.
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
Our ability to identify and remediate any material weaknesses in our internal controls over financial reporting could affect our ability to prepare financial reports in a timely manner, control our policies, procedures, operations and assets, assess and manage our operational, regulatory and financial risks, and integrate our acquired businesses. Similarly, we need to effectively manage any growth that we achieve in such a way as to ensure continuing compliance with all applicable control, financial reporting and legal and regulatory requirements. Any material failure to ensure full compliance with control and financial reporting requirements could result in restatement, delay or prevent us from accessing the capital markets, and harm our reputation and the market price for our Class A common stock.
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
We also face existing and potential competition from large exchanges, which seek or may seek to migrate trading from the inter-dealer market to their own platform. Consolidation and concentration of market share are occurring in this area as well. For example, in recent years, CME acquired NEX; BATS Global Markets acquired the foreign-exchange trading venue, Hotspot, from KCG Holdings (“KCG”). KCG was itself acquired by Virtu in 2017, while BATS was acquired by CBOE. In early 2018, the Intercontinental Exchange acquired BondPoint, a provider of electronic fixed income trading solutions, from Virtu Financial. In addition, the Hong Kong Exchange and Clearing Limited acquired the London Metal Exchange, ICE completed the acquisition of NYSE Euronext, and London Stock Exchange completed its acquisition of Refinitiv in January 2021. Most recently, in June 2021, Tradeweb acquired Nasdaq’s U.S. fixed income electronic trading platform, formerly known as eSpeed. In 2013, BGC sold the eSpeed platform to Nasdaq, and subsequently launched a competing platform, Fenics UST. In addition, in April of 2019, Tradeweb completed its initial public offering, which may increase its ability to hire and acquire in competition with us. Finally, in March 2021, TP ICAP acquired Liquidnet, an electronic trading network. Consolidation among exchanges may increase their financial resources and ability to compete with us.
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
For example, as of January 5, 2022, the U.S. Federal Reserve held approximately $6.8 trillion worth of long-dated U.S. Treasury and Federal Agency securities which are not being traded or hedged. This compares to $2.9 trillion prior to the onset of the COVID-19 pandemic, $1.7 trillion at the beginning of 2011 and zero prior to September 2008. This has reduced volatility and volumes for listed and OTC interest rate products in the U.S. In addition, the Federal Reserve and other central banks may continue to use traditional methods to keep short-term interest rates low by historical standards.
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
Many aspects of our businesses, like those of other financial services firms, are subject to significant capital requirements. In the U.S., the SEC, FINRA, the CFTC, the NFA and various other regulatory bodies have stringent provisions with respect to capital applicable to the operation of brokerage firms, which vary depending upon the nature and extent of these entities’ activities. Four of our subsidiaries, BGCF, GFI Securities LLC, Fenics Execution LLC and Mint are registered with the SEC and subject to the Uniform Net Capital Requirements. As a FCM, Mint is also subject to CFTC capital requirements. BGCF is also a member of the FICC, which imposes capital requirements on its members. We also hold a 49% limited partnership interest in Aqua, a U.S. registered broker-dealer and ATS. These entities are subject to SEC, FINRA, CFTC and NFA net capital requirements. In addition, our SEFs, BGC Derivative Markets and GFI Swaps Exchange, are required to maintain financial resources to cover operating costs for at least one year, keeping at least enough cash or highly liquid securities to cover six months’ operating costs.
Our international operations are also subject to capital requirements in their local jurisdictions. BGC Brokers L.P., BGC European Holdings, L.P, GFI Brokers Limited and GFI Securities Limited, which are based in the U.K., are currently subject to capital requirements established by the FCA. The capital requirements of our French entities (and its EU branches) are predominantly set by ACPR and AMF. U.K. and EU authorities apply stringent provisions with respect to capital applicable to the operation of these brokerage firms, which vary depending upon the nature and extent of their activities. EU policymakers introduced a new capital regime applicable to EU Investment Firms with a phased implementation that began in June 2021. The U.K. has introduced a regime that, while applying different rules and methods, is largely similar in its objectives. This regime entered into force beginning in January 2022, with a similarly phased implementation. The impact of both regimes on our firm will be dependent on further detailed legislative requirements.

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
Changes in legislation and in the rules and regulations promulgated by the SEC, FINRA, the CFTC, the NFA, the U.S. Treasury, the FCA, the European Commission, ESMA and other domestic and international regulators and self-regulatory organizations, as well as changes in the interpretation or enforcement of existing laws and rules, often directly affect the method of operation and profitability of brokerage and could result in restrictions in the way we conduct our businesses. For example, the U.S. Congress, the U.S. Treasury, the Board of Governors of the Federal Reserve System, the SEC and the CFTC are continuing to review the nature and scope of their regulation and oversight of the government securities markets and U.S. securities and derivative markets. Furthermore, in Europe, MiFID II was implemented in January 2018. MiFID II requires a significant part of the market in these instruments to trade on trading venues subject to pre- and post-trade transparency regimes and non-discriminatory fee structures and access. In addition, it has had a particularly significant impact in several key areas, including corporate governance, transaction reporting, technology synchronization, best execution and investor protection. MiFID II also introduced a new regulated execution venue category to accompany the existing Multilateral Trading Facility regime. The new venue category is known as an OTF, and it captures much of the voice and hybrid trading in EU. Certain of our existing EU derivatives and fixed income execution business now take place on OTFs, and we currently operate one OTF for each of the U.K.-regulated entities, one in France at Aurel BGC and one MTF under GFI Securities Limited. In 2019, a new European Commission took office which may over the course of its five-year mandate or introduce new legislative proposals for the financial services sector. This will include various legislative reviews of MIFID, which have started in 2020.
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
In the U.S., the SEC has proposed rules to expand Regulation ATS to cover ATS trading government securities. In addition, the proposed rules extend Regulation SCI to ATSs trading government securities.
Further, the authorities of the U.K. and certain EU countries may from time-to-time institute changes to tax law that, if applicable to us, could have a material adverse effect on our businesses, financial condition, results of operations and prospects. Similarly, the U.S. has proposed a series of changes to U.S. tax law, some of which could apply to us. It is not possible to predict if any of these new provisions will be enacted or, if they are, what form they may take. It is possible that one or more of such provisions could negatively impact our costs and our effective tax rate, which would affect our after-tax earnings. If any of such changes to tax law were implemented and/or deemed to apply to us, they could have a material adverse effect on our businesses, financial condition, results of operations and prospects, including on our ability to attract, compensate and retain brokers, salespeople, managers, technology professionals and other front-office personnel.
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
In addition, we are subject to tax risks inherent in operating a global business in various jurisdictions, including increased taxes and levies and future changes in income tax regulations.
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
Increasingly, the FCA has developed a practice of requiring senior officers of regulated firms to provide individual attestations or undertakings as to the status of the firm’s control environment, compliance with specific rules and regulations, or the completion of required tasks. Officers of BGC Brokers L.P. and GFI Brokers Limited have given such attestations or undertakings in the past and may do so again in the future. Similarly, the FCA can seek a voluntary requirement notice, which is a voluntary undertaking on behalf of a firm that is made publicly available on the FCA’s website. The SMCR came into effect in the U.K. on December 9, 2019. Accountability requirements now fall on senior managers, and a wider population of U.K. staff are subject to certification requirements. SMCR has increased the cost of compliance and will potentially increase financial penalties for non-compliance. These activities have resulted, and may in the future result, in significant costs and remediation expenses, and possible disciplinary actions by the SEC, the CFTC, the FCA, self-regulatory organizations and state securities administrators and have impacted, and may impact in the future, our acquisitions of regulated businesses or entry into new business lines.
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
A settlement of, or judgment related to, any such matters could result in regulatory, civil or criminal liability, fines, penalties, restrictions or limitations on our operations and activities and other sanctions and could otherwise have a material adverse effect on our businesses, results of operations, financial condition and prospects. Any such action could also cause us significant reputational harm, which, in turn, could seriously harm us. In addition, regardless of the outcome of such matters, we may incur significant legal and other costs, including substantial management time, dealing with such matters, even if we are not a party to the litigation or a target of the inquiry. For example, in September 2020, the SEC announced a settlement with BGC regarding alleged negligent disclosure violations related to one of BGC's non-GAAP financial measures for periods beginning with the first quarter of 2015 through the first quarter of 2016. All of the relevant disclosures related to those periods and pre-dated the SEC staff’s May 2016 detailed compliance and disclosure guidance with respect to non-GAAP presentations. BGC revised its non-GAAP presentation beginning with the second quarter of 2016 as a result of the SEC’s guidance, and the SEC has made no allegations with regard to any periods following the first quarter of 2016. In connection with the SEC settlement, BGC was ordered to cease and desist from any future violations of Sections 17(a)(2) and 17(a)(3) of the Securities Act, Section 13(a) of the Exchange Act and Rule 13a-11 thereunder, and Rule 100(b) of Regulation G, and agreed to pay a civil penalty of $1.4 million without admitting or denying the SEC’s allegations. During the fourth quarter of 2020, management identified the theft of UK tax payment related funds from the Company. The theft, which occurred over several years ending September 2020, was perpetrated by two individuals associated with the Company, and did not involve the operations or business of the Company. Litigation has commenced against the two individuals seeking recovery of stolen amounts. The cumulative impact to the Company’s ”Consolidated net income (loss)” as a result of the theft was determined to be $35.2 million. The Company expects to recover most or substantially all of the stolen funds through a combination of insurance and return of assets through litigation.
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
Risks Related to Competition
Because competition for the services of brokers, salespeople, managers, technology professionals and other front-office personnel, in the financial services industry is intense, it could affect our ability to attract and retain a sufficient number of highly skilled brokers or other professional services personnel, in turn adversely impacting our revenues, resulting in a material adverse effect on our businesses, financial condition, results of operations and prospects.
Our ability to provide high-quality brokerage and other professional services and maintain long-term relationships with our customers depends, in large part, upon our brokers, salespeople, managers, technology professionals and other front-office personnel. As a result, we must attract and retain highly qualified personnel.
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
In addition, recruitment and retention of qualified professionals could result in substantial additional costs, including costs and management time associated with litigation, arbitration or other claims related to employee hires and/or departures.
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
The financial services industry is intensely competitive and is expected to remain so. We primarily compete with three major, diversified inter-dealer brokers and financial intermediaries. These include CME, TP ICAP and Tradition, TP ICAP and Tradition are currently publicly traded companies. Other inter-dealer broker and financial intermediary competitors include a number of smaller, privately held firms that tend to specialize in specific products and services or geographic areas.
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
Some of our competitors have greater market presence, marketing capabilities and financial, technological and personnel resources than we have and, as a result, our competitors may be able to:

•develop and expand their network infrastructures and product and service offerings more efficiently or more quickly than we can;
•adapt more swiftly to new or emerging technologies and changes in customer requirements;
•identify and consummate acquisitions and other opportunities more effectively than we can;
•hire our brokers, salespeople, managers, technology professionals and other front-office personnel;
•devote greater resources to the marketing and sale of their products and services;
•more effectively leverage existing relationships with customers and strategic partners or exploit more recognized brand names to market and sell their products and services;
•provide a lower cost structure and lower commissions and fees;
•provide access to trading in products or a range of products that at any particular time we do not offer; and
•develop services that are preferred by our customers.
In addition, new competitors may emerge, and our product and service lines may be threatened by new technologies or market trends that reduce the value of our existing product and service lines or we may enter new businesses, including crypto-currency and similar opportunities for which there are high barriers to entry or for which we may be regulated. If we are not able to compete successfully in the future, our revenues could be adversely impacted, and as a result our businesses, financial condition, results of operations and prospects could be materially adversely affected.
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
We currently provide products and services to customers in many foreign countries, and we may seek to further expand our operations into additional jurisdictions. On a consolidated basis, revenues from foreign countries were approximately $1.5 billion, or approximately 74% of total revenues for the year ended December 31, 2021. In many countries, the laws and rules and regulations applicable to the financial services industry are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local regulations in every jurisdiction. Our inability to remain in compliance with local laws and rules and regulations in a particular foreign jurisdiction could have a significant and negative effect not only on our businesses in that market but also on our reputation generally. If we are unable to manage any of these risks effectively, our businesses, financial condition, results of operations and prospects could be adversely affected.
There are also certain additional political, economic, legal, operational, and other risks inherent in doing business in international financial markets, particularly in the regulated financial services industry. These risks include:
•less developed automation in exchanges, depositories and national clearing systems;
•additional or unexpected changes in regulatory requirements, capital requirements, tariffs and other trade barriers;
•the impact of the laws, rules and regulations of foreign governmental and regulatory authorities of each country in which we conduct business, including initiatives such as Brexit;
•possible nationalization, expropriation and regulatory, political and price controls;
•difficulties in staffing and managing international operations;
•capital controls, exchange controls and other restrictive governmental actions;

•failure to develop effective compliance and reporting systems, which could result in regulatory penalties in the applicable jurisdiction;
•fluctuations in currency exchange rates;
•reduced protections for intellectual property rights;
•adverse labor and employment laws, including those related to compensation, tax, health insurance and benefits, and social security;
•outbreak of hostilities or mass demonstrations, pandemics, etc.; and
•potentially adverse tax consequences arising from compliance with foreign laws, rules, and regulations to which our international businesses are subject and the repatriation of overseas earnings.
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
We offer our brokerage services in five broad product categories: rates, credit, FX, energy and commodities, and equity derivatives and cash equities. Our brokerage revenues are strongest in our rates products, which accounted for approximately 29.9% of our total brokerage revenues on a consolidated basis for the year ended December 31, 2021. While we focus on expanding and have successfully diversified our product offerings, we may currently be exposed to any adverse change or condition affecting the rates product market. Accordingly, the concentration of our brokerage businesses on rates products subjects our results to a greater market risk than if we had more diversified product offerings.

Due to our current customer concentration, a loss of one or more of our significant customers could materially harm our businesses, financial condition, results of operations and prospects.
For the year ended December 31, 2021, on a consolidated basis, our top ten customers, collectively, accounted for approximately 41.9% of our total revenues. We have limited long-term contracts with certain of these customers. If we were to lose one or more of these significant customers for any reason, including as a result of further consolidation and concentration in the financial services industry, and not be compensated for such loss by doing additional business with other customers or by adding new customers, our revenues would decline significantly and our businesses, financial condition, results of operations and prospects would materially suffer.
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
As of February 24, 2022, Cantor (including CFGM) beneficially owned all of the outstanding shares of our Class B common stock, representing approximately 58.8% of our total voting power. In addition, Cantor has the right to exchange exchangeable partnership interests in BGC Holdings into additional shares of our Class B common stock, and pursuant to an exchange agreement with us, Cantor has the right to exchange shares of our Class A common stock for additional shares of our Class B common stock.
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

We continue to explore a possible conversion into a simpler corporate structure. Our board and committees have hired advisors and are reviewing the potential structure and details of such conversion.
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
We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our Class A stockholders. Some provisions of the Delaware General Corporation Law (the “DGCL”), our restated certificate of incorporation, and our amended and restated bylaws could make the following more difficult:
•acquisition of us by means of a tender offer;
•acquisition of us by means of a proxy contest or otherwise; or
•removal of our incumbent officers and directors.
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
Traditionally, our dividend policy provides that we expect to pay a quarterly cash dividend to our common stockholders based on our post-tax Adjusted Earnings per fully diluted share. Please see below for a detailed definition of post-tax Adjusted Earnings per fully diluted share. Beginning in the first quarter of 2020, and for all of the quarterly periods in 2020 and 2021, the Board reduced the quarterly dividend to $0.01 per share out of an abundance of caution in order to strengthen the Company’s balance sheet as the global capital markets faced difficult and unprecedented macroeconomic conditions related to the global pandemic. Additionally, during 2020, BGC Holdings, L.P. reduced its distributions to or on behalf of its partners. We plan to continue to prioritize share and unit repurchases over dividends and distributions. Investors seeking a high short-term dividend yield may find our Class A common stock less attractive than securities of issuers continuing to pay larger dividends.

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
Our Board and our Audit Committee have authorized repurchases of shares of BGC Class A common stock and purchases of BGC Holdings limited partnership interests or other equity interests in us or in subsidiaries, from Cantor, our executive officers, other employees, partners and others. On August 3, 2021, the Company's Board and Audit Committee increased our share repurchase and unit redemption authorization to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of December 31, 2021, we had approximately $191.8 million remaining under this authorization and may continue to actively make repurchases or purchases, or cease to make such repurchases or purchases, from time to time. In addition, from time to time, we may reinvest all or a portion of the distributions we receive from BGC U.S. OpCo and BGC Global OpCo in our businesses. Accordingly, there can be no assurance that future dividends will be paid or that dividend amounts will be maintained or that repurchases and purchases will be made at current or future levels.
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
The terms of the BGC Holdings limited partnership interests held by founding/working and limited partners also provide for the following:
•such units are not entitled to reinvest the distributions on their BGC Holdings limited partnership interests in additional BGC Holdings limited partnership interests at preferential or historical prices or at all; and
•Cantor is entitled to receive any amounts from selected extraordinary transactions that are withheld from distributions to certain partners and forfeited by partners leaving BGC Holdings prior to their interests in such withheld distributions fully vesting, rather than any such forfeited amounts accruing to the benefit of all BGC Holdings limited partners on a pro rata basis.
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
Cantor’s and Mr. Lutnick’s ability to exercise control over us could create or appear to create potential conflicts of interest. Conflicts of interest may arise between us and Cantor in a number of areas relating to our past and ongoing relationships, including:
•potential acquisitions and dispositions of businesses;
•the issuance, acquisition or disposition of securities by us;
•the election of new or additional directors to our Board;
•the payment of dividends by us (if any), distribution of profits by BGC U.S. OpCo, BGC Global OpCo and/or BGC Holdings and repurchases of shares of our Class A common stock or purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners, and others;
•any loans to or from us or Cantor;
•business operations or business opportunities of ours and Cantor’s that would compete with the other party’s business opportunities, including Cantor’s and our brokerage and financial services;
•intellectual property matters;
•business combinations involving us;
•conflicts between our agency trading for primary and secondary bond sales and Cantor’s investment banking bond origination business;
•competition between our and Cantor’s other equity derivatives and cash equity inter-dealer brokerage businesses;
•the nature, quality and pricing of administrative services to be provided to or by Cantor and/or Tower Bridge; and
•provision of clearing capital pursuant to the Clearing Agreement and potential and existing loan arrangements.
We also expect Cantor to manage its ownership of us so that it will not be deemed to be an investment company under the Investment Company Act, including by maintaining its voting power in us above a majority absent an applicable exemption from the Investment Company Act. This may result in conflicts with us, including those relating to acquisitions or offerings by us involving issuances of shares of our Class A common stock, or securities convertible or exchangeable into shares of our Class A common stock, which would dilute Cantor’s voting power in us.
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
These related-party relationships may from time to time subject us to litigation. For example, a purported derivative action, was filed alleging the Berkeley Point Acquisition and our investment in Real Estate L.P. were unfair to us. While the Company believes that these allegations are without merit and is defending against them vigorously, as in any litigated matter, the outcome cannot be determined with certainty.
We are controlled by Cantor, which in turn controls its wholly owned subsidiary, CF&Co, which has acted and may continue to act as our sales agent in our CEO program from time to time and provides us with additional investment banking services. In addition, other affiliates of Cantor may provide us with advice and services from time to time.
We are controlled by Cantor, which in turn controls its wholly owned subsidiary, CF&Co, which has acted in the past and may continue to act as our sales agent in our CEO program, and received fees in connection therewith. We may enter into similar agreements in the future.
In addition, Cantor, CF&Co and their affiliates have provided investment banking services to us and our affiliates in the past, and may be expected to do so in the future, including acting as our financial advisor in connection with business combinations, dispositions, or other transactions, including the acquisition of GFI and the disposition of the Insurance brokerage business, and placing or recommending to us various investments, stock loans or cash management vehicles. They receive customary fees and commissions for these services in accordance with our investment banking engagement letter with CF&Co. They may also receive brokerage and market data and analytics products and services from us and our respective affiliates. From time to time, CF&Co may make a market in our notes. We also provide to and receive from Cantor and its affiliates various administrative services.
RISKS RELATED TO OUR CLASS A COMMON STOCK
Purchasers, as well as existing stockholders, may experience significant dilution as a result of offerings of shares of our Class A common stock, which may occur from time to time through a CEO Program or otherwise, as well as other potential forms of employee share monetization, including issuance of shares to employees and partners which may be sold through broker transactions. Our management will have broad discretion as to the timing and amount of sales of our Class A common stock, as well as the application of the net proceeds of any such sales.

As we have done in the past, we may enter into a sales agreement with CF&Co to assist us with partner and employee sales of shares of Class A common stock, which may occur from time to time, as well as other potential forms of employee share monetization including issuance of shares to employees and partners which may be sold through broker transactions.
We have an effective registration statement on Form S-4 filed on September 3, 2010 (the “2010 Form S-4 Registration Statement”), with respect to the offer and sale of up to 20 million shares of BGC Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of December 31, 2021, we have issued an aggregate of 16.0 million shares of BGC Class A common stock under the 2010 Form S-4 Registration Statement. Additionally, on September 13, 2019, we filed a registration statement on Form S-4 (the “2019 Form S-4 Registration Statement”), with respect to the offer and sale of up to 20 million shares of BGC Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of December 31, 2021, we have not issued any shares of BGC Class A common stock under the 2019 Form S-4 Registration Statement. We also have an effective shelf Registration Statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of BGC Class A common stock under the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan. As of December 31, 2021, we have issued 0.8 million shares of BGC Class A common stock under the Dividend Reinvestment and Stock Purchase Plan. We have filed a number of registration statements on Form S-8 pursuant to which we have registered the shares underlying our Equity Plan. As of December 31, 2021, there were 164.5 million shares remaining for sale under such registration statements.
Because future sales of our Class A common stock may be made in the markets at prevailing market prices or at prices related to such prevailing market prices, the prices at which these shares have been sold and may be sold in the future will vary, and these variations may be significant. Purchasers of these shares may suffer significant dilution if the price they pay is higher than the price paid by other purchasers of shares of our Class A common stock in any future offerings of shares of our Class A common stock.
Our management will have broad discretion as to the timing and amount of sales of our Class A common stock in any offering, as well as application of the net proceeds of any such sale. Accordingly, purchasers in any such offering will be relying on the judgment of our management with regard to the use of such net proceeds, and purchasers will not have the opportunity, as part of their investment decision, to assess whether the proceeds are being used appropriately. It is possible that the proceeds will be invested in a way that does not yield a favorable, or any, return for us and cause the price of our Class A common stock to decline.
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
Because we may use the net proceeds from future offerings, for general corporate purposes, which, among other things, are expected to include repurchases of shares of our Class A common stock and purchases of BGC Holdings units or other equity interests in us or in our subsidiaries from Cantor, our executive officers, other employees, partners, and others, and/or to replenish cash used to effect such repurchases and purchases, investors should be aware that such net proceeds will not be available for other corporate purposes, and that, depending upon the timing and prices of such repurchases of shares and purchases of units and of the sales of our shares in future offerings and the liquidity and depth of our market, we may sell a greater aggregate number of shares, at a lower average price per share in future offerings than the number of shares or units repurchased or purchased, thereby increasing the aggregate number of shares and units outstanding and potentially decreasing our EPS.
In the event that we make any such sales, we may use the net proceeds from any future offerings, for general corporate purposes, which among other things, are expected to include repurchases of shares of our Class A common stock and purchases of BGC Holdings units or other equity interests in us or in our subsidiaries, from Cantor, our executive officers, other employees, partners, and others, and/or to replenish cash used to effect such repurchases and purchases. From January 1, 2021 to December 31, 2021, we repurchased an aggregate of 68.3 million shares of our Class A common stock at an aggregate purchase price of approximately $365.4 million, with a weighted-average repurchase price of $5.35 per share. During that period, we redeemed for cash an aggregate of 4.7 million limited partnership units at a weighted-average price of $5.83 per unit and an aggregate of 0.1 million founding/working partner units at a weighted-average price of $4.86 per unit. In the future, we may continue to repurchase shares of our Class A common stock and purchase partnership units from Cantor, our executive officers, other employees, partners, and others, and these repurchases and purchases may be significant.
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
ITEM 1B.     UNRESOLVED STAFF COMMENTS
Not Applicable
ITEM 2.     PROPERTIES
We have offices in the United States, Canada, Europe, United Kingdom, Latin America, Asia, Africa and the Middle East. Our principal executive offices are located at 499 Park Avenue, New York, New York. We also occupy space at 199 Water Street, New York, New York and space at 55 Water Street, New York, New York. Under the Administrative Services Agreement with Cantor, we are obligated to Cantor for our pro rata portion (based on square footage used) of rental expense during the terms of the leases for such spaces.
Our largest presence outside of the New York metropolitan area is in London, located at Five Churchill Place, London, E14 5RD.
We currently occupy concurrent computing centers in Weehawken, New Jersey, Secaucus, New Jersey and Trumbull, Connecticut. In addition, we occupy three data centers in the United Kingdom located in Canary Wharf, Romford and City of London, respectively. Our U.S. operations also have office space in Iselin, New Jersey, Palm Beach Gardens, Florida, Garden City, New York, Sugar Land, Texas, Louisville, Kentucky and Chicago, Illinois.
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
As of February 24, 2022, there were 960 holders of record of our Class A common stock and two holders of record of our Class B common stock.
Capital Deployment Priorities, Dividend Policy and Repurchase and Redemption Program
BGC’s 2022 capital allocation priorities are to use the remaining proceeds from the Insurance Business Disposition and other sources of liquidity to return capital to stockholders and to continue investing in its high growth Fenics businesses. BGC plans to prioritize share and unit repurchases over dividends and distributions. We have repurchased or redeemed 73.1 million shares or units during the year ended December 31, 2021.
Traditionally, our dividend policy provides that we expect to pay a quarterly cash dividend to our common stockholders based on our post-tax Adjusted Earnings per fully diluted share. Please see below for a detailed definition of post-tax Adjusted Earnings per fully diluted share. Beginning in the first quarter of 2020, and for all of the quarterly periods in 2020 and 2021, the Board reduced the quarterly dividend to $0.01 per share out of an abundance of caution in order to strengthen the Company’s balance sheet as the global capital markets faced difficult and unprecedented macroeconomic conditions related to the global pandemic. Additionally, during 2020 and 2021, BGC Holdings, L.P. reduced its distributions to or on behalf of its partners. We plan to continue to prioritize share and unit repurchases over dividends and distributions. The Board will reevaluate whether to increase the dividend in the first quarter of 2022. BGC believes that these steps will allow the Company to maintain its financial strength.
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
Stock and Unit Repurchase and Redemption Program and 2021 Activity
Our Board of Directors and our Audit Committee have authorized repurchases of our Class A common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners and others, including Cantor employees and partners. On August 3, 2021, our Board of Directors and Audit Committee increased the authorized repurchases of stock or units, including from Cantor employees and partners to $400 million. As of December 31, 2021 we had approximately $191.8 million remaining under this authorization and may continue to actively make repurchases or purchases, or cease to make such repurchases or purchases, from time to time. We have not purchased shares in the open market in 2022 and have redeemed an immaterial amount of units in the normal course of business.
During the year ended December 31, 2021, we repurchased 68.3 million shares of our Class A common stock at an aggregate price of $365.4 million for a weighted-average price of $5.35 per share. During the year ended December 31, 2021, we redeemed 4.8 million limited partnership interests at an aggregate price of $28.1 million for a weighted-average price of $5.80 per unit.

During the fourth quarter of 2021, we repurchased 26.3 million shares of our Class A common stock at an aggregate price of $130.8 million for a weighted-average price of $4.97 per share. During the fourth quarter of 2021, we redeemed 38 thousand limited partnership interests at an aggregate price of $203 thousand for a weighted-average price of $5.37 per unit.

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
The performance graph below shows a comparison of the cumulative total stockholder return, on a net dividend reinvestment basis (other than the dividend that effected the Spin-Off), of $100 invested in shares of the Company (identified as “BGC Partners, Inc.”), and the effects of the restatement of historical prices on December 31, 2016, measured on December 31, 2017, December 31, 2018, December 31, 2019, December 31, 2020, and December 31, 2021. The Peer Group consists of Compagnie Financière Tradition SA and TP ICAP plc. The returns of the Peer Group have been weighted at the beginning of the period according to their U.S. dollar stock market capitalizations for purposes of arriving at a Peer Group average.

Total returns are shown on a “net dividend” basis, which reflects tax effects on dividend reinvestments from companies operating under certain U.K. and European tax jurisdictions, according to local tax laws.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among BGC Partners, INC., the S&P 500 Index,
Russell 2000 Index, and Peer Group

$250
$200
$150
$100
$50
$0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
BGC Partners, Inc.
Russell 2000
S&P 500
Peer Group

Note: The above chart reflects $100 invested on 12/31/16 in stock or index, including reinvestment of dividends.

An alternate scenario that is not depicted in the above chart represents a hypothetical situation in which BGC Partners, Inc. stockholders re-invested the dividends they received from both companies (the “Alternate Scenario”). In the Alternate Scenario, the total BGC Partners, Inc. return on $100 would have resulted in approximately $160 from 12/31/2016 - 12/31/2021.
In addition to the foregoing five-year returns, the 10-year total returns on $100 calculated using the same methodology described above are as follows:
•The 10-year total return for BGC Partners, Inc. from 12/31/2011 through 12/31/2021 would have resulted in approximately $237.
•The 10-year total return for BGC Partners, Inc. under the Alternate Scenario would have resulted in approximately $412 from 12/31/2011 through 12/31/2021.
•In comparison, the 10-year total return for $100 invested in the Peer Group, Russell 2000 Index, and S&P 500 Index from 12/31/2011 through 12/31/2021 would have resulted in approximately in $120, $347, and $463, respectively.
Note: Peer group indices use beginning of period market capitalization weighting. The above graph was prepared by Zacks Investment Research, Inc. and used with their permission, all rights reserved, Copyright 1980-2022. Index data provided by Copyright Standard and Poor's Inc. and Copyright Russell Investments. Used with permission. All rights reserved. The Alternate Scenario above was calculated by S&P Global.
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

The Company’s Adjusted Earnings and Adjusted EBITDA measures exclude all GAAP charges included in the line item “Equity-based compensation and allocations of net income to limited partnership units and FPUs” (or “equity-based compensation” for purposes of defining the Company’s non-GAAP results) as recorded on the Company’s GAAP Consolidated Statements of Operations and GAAP Consolidated Statements of Cash Flows. These GAAP equity-based compensation charges reflect the following items:

•Charges with respect to grants of exchangeability, which reflect the right of holders of limited partnership units with no capital accounts, such as LPUs and PSUs, to exchange these units into shares of common stock, or into partnership units with capital accounts, such as HDUs, as well as cash paid with respect to taxes withheld or expected to be owed by the unit holder upon such exchange. The withholding taxes related to the exchange of certain non-exchangeable units without a capital account into either common shares or units with a capital account may be funded by the redemption of preferred units such as PPSUs.

•Charges with respect to preferred units. Any preferred units would not be included in the Company’s fully diluted share count because they cannot be made exchangeable into shares of common stock and are entitled only to a fixed distribution. Preferred units are granted in connection with the grant of certain limited partnership units that may be granted exchangeability or redeemed in connection with the grant of shares of common stock at ratios designed to cover any withholding taxes expected to be paid. This is an alternative to the common practice among public companies of issuing the gross amount of shares to employees, subject to cashless withholding of shares, to pay applicable withholding taxes.
•GAAP equity-based compensation charges with respect to the grant of an offsetting amount of common stock or partnership units with capital accounts in connection with the redemption of non-exchangeable units, including PSUs and LPUs.
•Charges related to amortization of RSUs and limited partnership units.
•Charges related to grants of equity awards, including common stock or partnership units with capital accounts.
•Allocations of net income to limited partnership units and FPUs. Such allocations represent the pro-rata portion of post-tax GAAP earnings available to such unit holders.
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
•Non-cash GAAP charges related to the amortization of intangibles with respect to acquisitions;
•Acquisition related costs;
•Certain rent charges;
•Non-cash GAAP asset impairment charges; and
•Various other GAAP items that management views as not reflective of the Company’s underlying performance in a given period, including non-compensation-related charges incurred as part of broad restructuring and/or cost savings plans. Such GAAP items may include charges for exiting leases and/or other long-term contracts as part of cost-saving initiatives, as well as non-cash impairment charges related to assets, goodwill and/or intangibles created from acquisitions.
Calculation of Adjustments for Other (income) losses for Adjusted Earnings
Adjusted Earnings calculations also exclude certain other non-cash, non-dilutive, and/or non-economic items, which may, in some periods, include:
•Gains or losses on divestitures;
•Fair value adjustment of investments;
•Certain other GAAP items, including gains or losses related to BGC's investments accounted for under the equity method; and
•Any unusual, one-time, non-ordinary, or non-recurring gains or losses.
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

BGC incurs income tax expenses based on the location, legal structure and jurisdictional taxing authorities of each of its subsidiaries. Certain of the Company’s entities are taxed as U.S. partnerships and are subject to the UBT in New York City. Any U.S. federal and state income tax liability or benefit related to the partnership income or loss, with the exception of UBT, rests with the unit holders rather than with the partnership entity. The Company’s consolidated financial statements include U.S. federal, state, and local income taxes on the Company’s allocable share of the U.S. results of operations. Outside of the U.S., BGC is expected to operate principally through subsidiary corporations subject to local income taxes. For these reasons, taxes for Adjusted Earnings are expected to be presented to show the tax provision the consolidated Company would expect to pay if 100% of earnings were taxed at global corporate rates.
Calculations of Pre- and Post-Tax Adjusted Earnings per Share
BGC’s pre- and post-tax Adjusted Earnings per share calculations assume either that:
•The fully diluted share count includes the shares related to any dilutive instruments, but excludes the associated expense, net of tax, when the impact would be dilutive; or
•The fully diluted share count excludes the shares related to these instruments, but includes the associated expense, net of tax.

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

Management Rationale for Using Adjusted Earnings
BGC’s calculation of Adjusted Earnings excludes the items discussed above because they are either non-cash in nature, because the anticipated benefits from the expenditures are not expected to be fully realized until future periods, or because the Company views results excluding these items as a better reflection of the underlying performance of BGC’s ongoing operations. Management uses Adjusted Earnings in part to help it evaluate, among other things, the overall performance of the Company’s business, to make decisions with respect to the Company’s operations, and to determine the amount of dividends payable to common stockholders and distributions payable to holders of limited partnership units. Dividends payable to common stockholders and distributions payable to holders of limited partnership units are included within “Dividends to stockholders” and “Earnings distributions to limited partnership interests and noncontrolling interests,” respectively, in our consolidated statements of cash flows.

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
Adjusted EBITDA Defined
BGC also provides an additional non-GAAP financial performance measure, “Adjusted EBITDA”, which it defines as GAAP “Net income (loss) available to common stockholders”, adjusted to add back the following items:
•Provision (benefit) for income taxes;
•Net income (loss) attributable to noncontrolling interest in subsidiaries;
•Interest expense;
•Fixed asset depreciation and intangible asset amortization;
•Equity-based compensation and allocations of net income to limited partnership units and FPUs;
•Impairment of long-lived assets;
•(Gains) losses on equity method investments; and
•Certain other non-cash GAAP items, such as non-cash charges of amortized rents incurred by the Company for its new U.K. based headquarters.

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
•Certain equity-based compensation charges that may be determined at the discretion of management throughout and up to the period-end;
•Unusual, one-time, non-ordinary, or non-recurring items;
•The impact of gains or losses on certain marketable securities, as well as any gains or losses related to associated mark-to-market movements and/or hedging. These items are calculated using period-end closing prices;
•Non-cash asset impairment charges, which are calculated and analyzed based on the period-end values of the underlying assets. These amounts may not be known until after period-end; and
•Acquisitions, dispositions and/or resolutions of litigation, which are fluid and unpredictable in nature.
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
ITEM 6.    [RESERVED]

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
The objective of this Management’s Discussion and Analysis is to allow investors to view the Company from management’s perspective, considering items that would have a material impact on future operations. This discussion summarizes the significant factors affecting our results of operations and financial condition as of and during the years ended December 31, 2021, 2020, and 2019. This discussion is provided to increase the understanding of, and should be read in conjunction with, our consolidated financial statements and the notes thereto included elsewhere in this report.
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
•macroeconomic and other challenges and uncertainties resulting from the COVID-19 pandemic, such as the distribution of effective vaccines, public acceptance of the vaccines, and governmental and public reactions thereto, the U.S. and global economies, financial markets and consumer and corporate clients and customers, including economic activity, employment levels and market liquidity, as well as the various actions taken in response to the challenges and uncertainties by governments, central banks and others, including us;
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
•economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including the impact of COVID-19 on the global markets and governmental responses, and restrictions on business and commercial activity, uncertainty regarding the nature, timing and consequences of Brexit following the withdrawal process, including potential reduction in investment in the U.K., and the pursuit of trade, border control or other related policies by the U.S. and/or other countries (including U.S.-China trade relations), political and labor unrest in France, Hong Kong, China, and other jurisdictions, conflict in the Middle East, Russia, Ukraine or other jurisdictions, the impact of U.S. government shutdowns, elections, political unrest or stalemates in response to governmental mandates and other restrictions related to COVID-19 in the U.S. or abroad, and the impact of terrorist acts, acts of war or other violence or political unrest, as well as natural disasters or weather-related or similar events, including hurricanes as well as power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services and the impacts of pandemics and other international health emergencies, including COVID-19;
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
•the effect on our businesses of changes in interest rates, changes in benchmarks, including the transition away from LIBOR, the level of worldwide governmental debt issuances, austerity programs, government stimulus packages, including those related to COVID-19, increases or decreases in deficits and the impact of increased government tax rates, and other changes to monetary policy, and potential political impasses or regulatory requirements, including increased capital requirements for banks and other institutions or changes in legislation, regulations and priorities;
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
•certain financial risks, including the possibility of future losses, reduced cash flows from operations, increased leverage, and the need for short- or long-term borrowings, including from Cantor, our ability to refinance our indebtedness, and changes to interest rates and liquidity or our access to other sources of cash relating to acquisitions, dispositions, or other matters, potential liquidity and other risks relating to our ability to maintain continued access to credit and availability of financing necessary to support our ongoing business needs, on terms acceptable to us, if at all, and risks associated with the resulting leverage, including potentially causing a reduction in our credit ratings and the associated outlooks and increased borrowing costs as well as interest rate and foreign currency exchange rate fluctuations;
•risks associated with the temporary or longer-term investment of our available cash, including in the BGC OpCos, defaults or impairments on our investments, joint venture interests, stock loans or cash management vehicles and collectability of loan balances owed to us by partners, employees, the BGC OpCos or others;
•our ability to enter new markets or develop new products, offerings, trading desks, marketplaces, or services for existing or new clients, including our ability to expand our cryptocurrency offerings including the launch of additional cryptocurrency and digital asset trading offerings in 2022 and efforts to convert certain existing products to a Fully Electronic trade execution, and to induce such clients to use these products, trading desks, marketplaces, or services and to secure and maintain market share, including changes to the likelihood or timing of such efforts due to COVID-19 or other measures;
•the impact of any restructuring or similar transactions on our ability to enter into marketing and strategic alliances and business combinations or other transactions in the financial services and other industries, including acquisitions, tender offers, dispositions, reorganizations, partnering opportunities and joint ventures, the failure to realize the anticipated benefits of any such transactions, relationships or growth and the future impact of any such transactions, relationships or growth on our other businesses and our financial results for current or future periods, the integration of any completed acquisitions and the use of proceeds of any completed dispositions, and the value of and any hedging entered into in connection with consideration received or to be received in connection with such dispositions and any transfers thereof;
•our estimates or determinations of potential value with respect to various assets or portions of our businesses, such as Fenics, including with respect to the accuracy of the assumptions or the valuation models or multiples used;

•our ability to manage turnover and hire and retain personnel, including brokers, salespeople, managers, technology professionals and other front-office personnel, and departures of senior personnel;
•our ability to expand the use of technology for Hybrid and Fully Electronic trade execution in our product and service offerings;
•our ability to effectively manage any growth that may be achieved, while ensuring compliance with all applicable financial reporting, internal control, legal compliance, and regulatory requirements;
•our ability to identify and remediate any material weaknesses or significant deficiencies in our internal controls which could affect our ability to properly maintain books and records, prepare financial statements and reports in a timely manner, control our policies, practices and procedures, operations and assets, assess and manage our operational, regulatory and financial risks, and integrate our acquired businesses and brokers, salespeople, managers, technology professionals and other front-office personnel;
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
•the fact that the prices at which shares of our Class A common stock are or may be sold in offerings, acquisitions, or other transactions may vary significantly, and purchasers of shares in such offerings or other transactions, as well as existing stockholders, may suffer significant dilution if the price they paid for their shares is higher than the price paid by other purchasers in such offerings or transactions;
•the impact of reductions to our dividends and distributions and the timing and amounts of any future dividends or distributions, including our ability to meet expectations with respect to payments of dividends and distributions and repurchases of shares of our Class A common stock and purchases or redemptions of limited partnership interests in BGC Holdings, or other equity interests in us or any of our other subsidiaries, including the BGC OpCos, including from Cantor, our executive officers, other employees, partners, and others, and the net proceeds to be realized by us from offerings of shares of BGC Class A common stock and Company Debt Securities; and
•the effect on the markets for and trading prices of our Class A common stock and Company Debt Securities due to COVID-19 and other market factors as well as on various offerings and other transactions, including offerings of our Class A common stock and convertible or exchangeable debt or other securities, our repurchases of shares of our Class A common stock and purchases or redemptions of BGC Holdings limited partnership interests or other equity interests in us or in our subsidiaries, any exchanges by Cantor of shares of our Class A common stock for shares of our Class B common stock, any exchanges or redemptions of limited partnership units and issuances of shares of our Class A common stock in connection therewith, including in corporate or partnership restructurings, our payment of dividends on our Class A common stock and distributions on limited partnership interests in BGC Holdings and the BGC OpCos, convertible arbitrage, hedging, and other transactions engaged in by us or holders of our outstanding shares, Company Debt Securities, share sales and stock pledge, stock loans, and other financing transactions by holders of our shares (including by Cantor or others), including of shares acquired pursuant to our employee benefit plans, unit exchanges and redemptions, corporate or partnership restructurings, acquisitions, conversions of shares of our Class B common stock and our other convertible securities into shares of our Class A common stock, stock pledge, stock loan, or other financing transactions, and distributions of our Class A common stock by Cantor to its partners, including the April 2008 and February 2012 distribution rights shares.
The foregoing risks and uncertainties, as well as those risks and uncertainties discussed under the headings “Item 1A—Risk Factors,” and “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this Form 10-K, may cause actual results and events to differ materially from the forward-looking statements.

OVERVIEW AND BUSINESS ENVIRONMENT
We are a leading global financial brokerage and technology company servicing the global financial markets.
Through brands including BGC®, GFI®, Sunrise Brokers™, Poten & Partners®, RP Martin™, and Fenics®, among others, our businesses specialize in the brokerage of a broad range of products, including fixed income such as government bonds, corporate bonds, and other debt instruments, as well as related interest rate derivatives and credit derivatives. We also broker products across FX, equity derivatives and cash equities, energy and commodities, shipping, and futures and options. We have also recently announced our plans to develop new and comprehensive cryptocurrency brokerage offerings. Our businesses also provide a wide variety of services, including trade execution, connectivity solutions, brokerage services, clearing, trade compression, and other post-trade services, information, and other back-office services to a broad assortment of financial and non-financial institutions.
Our integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either OTC or through an exchange. Through our Fenics® group of electronic brands, we offer a number of market infrastructure and connectivity services, fully electronic marketplaces, and the fully electronic brokerage of certain products that also may trade via voice and hybrid execution. The full suite of Fenics® offerings includes fully electronic and hybrid brokerage, market data and related information services, trade compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions. Fenics® brands also operate under the names Fenics®, FMX™, BGC Trader™, CreditMatch®, Fenics Market Data™, Fenics GO™, BGC Market Data™, kACE2®, Capitalab®, Swaptioniser®, CBID®, Lucera® and LumeAlfa™.
BGC, BGC Partners, BGC Trader, GFI, GFI Ginga, CreditMatch, Fenics, Fenics.com, FMX, Sunrise Brokers, Poten & Partners, RP Martin, kACE2, Capitalab, Swaptioniser, CBID, Aqua, Lucera and LumeAlfa are trademarks/service marks, and/or registered trademarks/service marks of BGC Partners, Inc. and/or its affiliates.
Our customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, and investment firms. We have dozens of offices globally in major markets including New York and London, as well as in Bahrain, Beijing, Bermuda, Bogotá, Brisbane, Buenos Aires, Chicago, Copenhagen, Dubai, Dublin, Frankfurt, Geneva, Hong Kong, Houston, Istanbul, Johannesburg, Madrid, Melbourne, Mexico City, Miami, Milan, Monaco, Moscow, Nyon, Paris, Rio de Janeiro, Santiago, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tel Aviv, Tokyo, Toronto, and Zurich.
As of December 31, 2021, we had approximately 2,100 brokers, salespeople, managers, technology professionals and other front-office personnel across our businesses.
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
The following tables summarize the impact of the Futures Exchange Group acquisition to the Company's consolidated statement of financial condition as of December 31, 2020, and to the Company's consolidated statements of operations for the years ended December 31, 2020 and 2019 (in thousands, except per share amounts):

	December 31, 2020
	As Previously Reported	Retrospective Adjustments	As Adjusted
Total assets	$3,949,300	$3,942	$3,953,242
Total liabilities	$3,120,397	$874	$3,121,271
Total equity	$808,229	$3,068	$811,297
Total liabilities, redeemable partnership interest, and equity	$3,949,300	$3,942	$3,953,242

	Year Ended December 31, 2020			Year Ended December 31, 2019
	As Previously Reported	Retrospective Adjustments	As Adjusted	As Previously Reported	Retrospective Adjustments	As Adjusted
Income (loss) from operations before income taxes	$77,905	$(5,684)	$72,221	$122,064	$(5,437)	$116,627
Consolidated net income (loss)	$56,602	$(5,684)	$50,918	$72,253	$(5,437)	$66,816
Net income (loss) attributable to noncontrolling interest in subsidiaries	$7,694	$(1,838)	$5,856	$24,691	$(1,776)	$22,915
Net income (loss) available to common stockholders	$48,908	$(3,846)	$45,062	$47,562	$(3,661)	$43,901
Basic earnings (loss) per share	$0.14	$(0.02)	$0.12	$0.14	$(0.01)	$0.13
Diluted earnings (loss) per share	$0.13	$(0.01)	$0.12	$0.13	$(0.01)	$0.12

Additionally, the consolidated statements of comprehensive income (loss), consolidated statements of cash flows and consolidated statements of changes in equity have been adjusted to reflect these retrospective adjustments.
Fenics
For the purposes of this document and subsequent SEC filings, all of our higher margin, technology driven businesses are referred to as Fenics. In the first quarter of 2021, we began to categorize our Fenics businesses as Fenics Markets and Fenics Growth Platforms and we have conformed our prior period comparisons of the components of our Fenics business to this new categorization. Fenics Markets includes the fully electronic portion of BGC's brokerage businesses, data, software and post-trade revenues that are unrelated to Fenics Growth Platforms, as well as Fenics Integrated revenues. Fenics Growth Platforms includes Fenics UST, Fenics GO, Lucera, Fenics FX and other newer standalone platforms. Revenue generated from data, software and post-trade attributable to Fenics Growth Platforms are included within their related businesses.
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
The combination of wider adoption of hybrid and fully electronic execution and our competitive advantage in terms of technology and experience has contributed to our strong growth in electronically traded products. We continue to invest in our high-growth, high-margin, technology-driven businesses, including our standalone fully electronic Fenics Growth Platforms. Fenics has exhibited strong growth over the past several years, and we believe that this growth has outpaced the wholesale brokerage industry. We expect this trend to accelerate as we continue to convert more of our Voice/Hybrid execution into higher-margin, technology-driven execution across our Fenics platforms and grow our Fenics Growth Platforms.
We expect to benefit from the trend towards electronic trading, increased demand for market data, and the need for increased connectivity, automation, and post-trade services. We continue to onboard new customers as the opportunities created by electronic and algorithmic trading continue to transform our industry. We continue to roll out our next-gen Fenics execution platforms across more products and geographies with the goal of seamlessly integrating voice liquidity with customer electronic orders either by a GUI, API, or web-based interface. We expect to have continued success converting Voice/Hybrid desks over time as we roll out these platforms across more products and geographies.
We continue to invest in our Fenics Growth Platforms, which currently include:
•Fenics UST, one of the largest CLOB platforms for U.S. Treasuries, had ADV growth of 65% during the fourth quarter of 2021, outpacing the overall market. Fenics UST CLOB market share increased approximately 600 basis points from a year ago to over 20% in the fourth quarter, and represented 21% of the CLOB market in December 2021. CLOB market share is from Greenwich Associates and BGC’s internal estimates. From the third quarter onward, Greenwich Associates updated its methodology for calculating CLOB market share to more accurately reflect CLOB-only trading volumes. Fenics UST is estimated to have saved our clients over $30 million in the fourth quarter and over $269 million from January 2019 through December 2021. Fenics UST's revenue growth was driven by new product offerings, more traders using the platform and higher volumes. Additionally, Fenics UST saw robust demand for its newer electronic T-bills offering, with a five-fold increase in ADV quarter-over-quarter, which represented as estimated 15% of the electronic U.S. Treasury Bill market.
•Fenics GO, our global options electronic trading platform, provides live, real-time, and tradeable two-way electronic liquidity for exchange-listed futures and options, such as Eurex Euro Stoxx 50 Index Options, Euro Stoxx Banks Index Options, Nikkei 225 Index Options, Hang Seng Chinese Enterprise Index Options (HSCEI), DAX Index Options, and Korea Composite Stock Price Index Options (KOSPI). Fenics GO electronic liquidity providers include Susquehanna International Securities (SIG), which joined DRW, Lighthouse, Citadel Securities, IMC, Maven Securities, Optiver and Akuna Capital as electronic liquidity providers. Fenics GO has integrated Fenics' existing electronic platform MatchBox into its client offering. MatchBox is an online platform that automates the trading, booking, and lifecycle management of global equity derivatives contracts. The integration of these two electronic platforms provides Fenics GO's clients with a comprehensive electronic equity solution. Fenics GO is the only anonymous multilateral electronic platform for block-sized listed equity index options, giving it a unique advantage in helping clients satisfy their best execution requirements. Additionally, Fenics GO launched new MSCI index options products in January 2022, and expects to launch new cryptocurrency options later in the year.
•Lucera, our infrastructure and software business, offers the trading community direct connectivity to each other. Lucera has a fully built, scalable infrastructure that provides clients electronic trading connectivity with their counterparties within days, as opposed to months, and at a significantly lower cost. Lucera is comprised of two main business lines, LUMEMarkets and LuceraConnect. LUMEMarkets is our low latency aggregator, providing a single access point across multiple fragmented marketplaces and exchanges (FX, Rates, Futures and Credit markets). LuceraConnect provides on-demand connectivity to over one thousand endpoints across buy-side clients, trading firms, marketplaces, and exchanges. LuceraConnect has quickly become the industry standard for the FX market and is rapidly expanding in other asset classes. Lucera also supports the distribution of Fenics trading platforms, including Fenics UST, Fenics FX and Fenics MIDFX. In the fourth quarter, Lucera onboarded new institutional and large bank clients, including in Lucera's cryptocurrency infrastructure business, which launched in the third quarter. Winning new clients and expanding existing relationships adds to Lucera's highly recurring and compounding subscription revenue model. Lucera is providing connectivity to the world's deepest crypto liquidity pools via its world-class infrastructure.
•Fenics' Credit offering, Portfolio Match, our recently deployed session-based, matching platform, currently supports U.S. and European investment grade credit, as well as European high yield credit sessions.
•Fenics FX, our ultra-low latency electronic FX trading platform, generated strong double-digit volume and revenue growth during the quarter, outpacing FX ECN peers and the overall market.
•Our expanded Fenics FX platforms, which has businesses included under both Fenics Markets and Fenics Growth Platforms, including MIDFX, Spot FX and FX Options, and non deliverable forwards.

•Capitalab, which has businesses included under both Fenics Markets and Fenics Growth Platforms.
Revenue growth from Fenics Growth Platforms continued to significantly outpace the overall business. Fenics Growth Platforms revenue grew 89.3% to $13.7 million in the fourth quarter of 2021 compared to the year prior and 60.2% to $45.5 million for the year ended December 31, 2021. Collectively, our newer Fenics Growth Platform offerings, such as those listed above, are not yet fully up to scale, and are not yet generating significant revenues. Over time, we expect these new products and services to become profitable, high-margin businesses as their scale and revenues increase, all else equal.
Fenics Markets highlights for the fourth quarter of 2021 include:
•Fenics MIDFX, our leading wholesale FX hedging platform, grew its revenue by 20% versus the prior year, driven by strong volumes across spot FX and Asian NDFs. Fenics MID technology provides a highly efficient fully electronic platform for large global broker-dealers to hedge risk in a neutral environment.
•Fenics Market Data signed over 40 new contracts during the fourth quarter, with the total contracted value more than doubling compared to last year. Fenics Market Data has seen continued success in its new Regulatory Services offering, with a robust pipeline leading into 2022. Fenics Market Data which has a highly recurring and compounding subscription revenue model, continues to grow at a solid double-digit pace.
•Capitalab's NDF Match business, our advanced web-based matching platform that helps clients reduce foreign exchange exposure, more than doubled its ADV and revenue in the fourth quarter versus the prior year.
Fenics Markets revenue grew 13.7% to $87.7 million in the fourth quarter of 2021 compared to the year prior and 22.6% to $355.8 million for the year ended December 31, 2021.
Net Revenues in our Fenics businesses increased 20.2% to $101.4 million in the fourth quarter and 25.9% to $401.3 million for the year ended December 31, 2021 compared to the prior year period. Fenics revenue comprised 23.0% and 21.8% of overall revenue, excluding Insurance brokerage, for the fourth quarter of 2021 and for the year ended December 31, 2021, respectively.
Total revenues from our high-margin data, software, and post-trade business, which is predominately comprised of recurring revenue, were up 15.7% to $24.1 million in the fourth quarter of 2021 and 9.8% to $90.0 million for the year ended December 31, 2021 over the prior year period. Fenics brokerage revenues increased by 31.4% to $311.2 million for the year ended December 31, 2021. Going forward, we expect Fenics to become an even more valuable part of BGC as it continues to grow. We continue to analyze how to optimally configure our Voice/Hybrid and fully electronic businesses.
FMX
On November 3, 2021, we announced FMX, which combines Fenics UST’s leading cash U.S. Treasury business with a state-of-the-art U.S. Rates futures platform in development. Following the announcement and consultation with our global clients and potential strategic partners, FMX has expanded the scope of its futures product offering to cover the entire U.S. Rates Futures complex. This includes launching U.S. Treasury, Eurodollar, and SOFR futures contracts, concurrently, in the fourth quarter of 2022.
Cryptocurrency Initiatives
We continued to expand our cryptocurrency offerings during the quarter. Lucera onboarded new clients to its cryptocurrency connectivity and trade aggregation software. kACE, leveraging its award-winning Analytics, Pricing and Distribution software, onboarded new clients to its new cryptocurrency options offering. Furthermore, we will be launching additional cryptocurrency and digital asset trading products throughout 2022, which will be underpinned by Fenics' state-of-the-art technology. Our futures exchange was among the first exchanges to be permitted to list cryptocurrency derivative contracts. We are uniquely positioned to capitalize on the significant and growing cryptocurrency opportunity.
Possible Corporate Conversion
The Company continues to explore a possible conversion into a simpler corporate structure. Our board and committees have hired advisors and are reviewing the potential structure and details of such conversion.

Cost Reduction Program
The Company is continuing to examine how best to operate our business with the goal of creating efficiencies and reducing expenses. During the first quarter of 2020, we implemented a $35.0 million cost reduction program to reduce our compensation-related cost base and streamline our operations, which resulted in $33.5 million of U.S. GAAP compensation charges recorded under this program for the year ended December 31, 2020. In addition, the Company incurred $32.1 million of U.S. GAAP compensation charges in the year ended December 31, 2021, as a result of continuing to examine how best to operate our business and working to further streamline our operations. U.S. GAAP items recorded include:
•Certain severance charges incurred in connection with headcount reductions as part of a broad cost reduction program; and
•Certain compensation and non-compensation-related charges incurred as part of a broad cost reduction program. Such U.S. GAAP items may include charges for exiting leases and/or other long-term contracts as part of cost-saving initiatives.
Insurance Disposition
On November 1, 2021, the Company successfully completed the Insurance Business Disposition and, after closing adjustments, received $534.9 million in gross cash proceeds, subject to limited post-closing adjustments. The investment in the Insurance brokerage business generated an internal rate of return of 21.2% for our shareholders. As of December 31, 2021, we have repurchased and redeemed 71.5 million shares and units since announcing the sale on May 26, 2021. The sale of the business did not represent a strategic shift that would have a major effect on the Company’s operations and financial results and was, therefore, not classified as discontinued operations. CF&Co served as advisor to the Company in connection with the transaction, and as a result, $4.4 million of banking fees was paid to Cantor upon closing of the transaction. For further information regarding the sale of our Insurance brokerage business, please see our Current Report on Form 8-K filed with the SEC on November 1, 2021, as well as Note 5—"Divestitures" to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
The Insurance brokerage business contributed $19.9 million and $178.3 million in total revenues for the three and twelve months ended December 31, 2021, respectively. No impairment charge was recorded for the sale of the Insurance brokerage business for the three and twelve months ended December 31, 2021 as the carrying amount of the net assets was less than the fair value less costs to sell.
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
From mid-2016 until the first quarter of 2020, the overall financial services industry benefited from sustained economic growth, lower unemployment rates in most major economies, higher consumer spending, the modification or repeal of certain U.S. regulations, and higher overall corporate profitability. The trend towards digitalization and electronification within the industry contributed to higher overall volumes and transaction count in fully electronic execution. From the second quarter of 2020 onward, concerns about the future trade relationship between the U.K. and the EU after Brexit, a slowdown in global growth driven by the outbreak of COVID-19, inflation expectation impact on U.S. rates volumes, and an increase in trade protectionism were tempered by monetary and fiscal stimulus. In addition, during 2021, as the global economy recovered from the COVID-19 pandemic, higher inflation across the U.S. and other G8 countries led central banks to begin and/or announce tapering of asset purchases under quantitative easing programs, as well as drive market expectations of future central bank rate hikes.
Impact of COVID-19
In recent years, we have been adversely affected as a result of COVID-19 and its impact on the macroeconomic environment. For example, surges in global COVID-19 cases caused market-wide disruptions, particularly across our Voice/Hybrid business in December 2021. During the COVID-19 pandemic, our fully electronic businesses have been a key growth driver and competitive advantage as many of our brokers and clients have adapted to working remotely. Additional information with respect to the impact of COVID-19 on our businesses, results of operations and human capital resources is contained elsewhere in this Annual Report on Form 10-K.
Impact of COVID-19 on Employees
As a global intermediary to financial markets, BGC is considered an essential business in many of its various global locations where key employees are thus able to operate out of its primary offices around the world. We have nonetheless taken proactive measures intended to protect our employees and clients during this global pandemic. These policies and practices seek to protect the health, safety and welfare of our workforce while enabling employees to maintain a high level of performance. Certain of these items are summarized below:
•We activated our Business Continuity Plan in the first quarter of 2020. The vast majority of front-office personnel are working in a firm office and most BGC staff members are attending work in the office several days a week, while working remotely the other part of the week. We follow all applicable laws and regulations to ensure both compliance with the COVID-19 requirements and the safety of our employees.
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
Impact of COVID-19 on the Company’s Results
Revenues
Voice/Hybrid and/or Higher-Margin, Technology-Driven Fenics Businesses
We recorded total revenue of $2,015.4 million for the year ended December 31, 2021, 2.0% lower than a year ago.
For the year ended December 31, 2021, Fenics net revenues of $401.3 million, increased 25.9% driven by a $65.5 million, or 22.6%, increase in Fenics Markets and a $17.1 million, or 60.2%, increase in Fenics Growth Platforms.

Certain key items are summarized below:
•Revenues across Rates, Credit, FX, Equity derivatives and cash equities, Energy and commodities are generally correlated with corresponding industry volumes.
•Rates benefited from strong growth across BGC's U.S. government bonds, inflation products, listed rates, and emerging market rates.
•Energy & Commodities generated revenue growth, driven by strong performance in BGC's environmental brokerage business and heightened volatility across the energy markets.
•Concerns around U.S. inflation and the ease of asset purchases in the fourth quarter by the Federal Reserve, drove interest rate volatility higher and supported global Rates trading volumes.
•Conversely, quantitative easing measures taken by central banks around the world have lowered market volumes.
•Uncertainty around global energy supplies led to large price rallies and volatility in these products, which increased secondary market trading volumes.
We expect record levels of global debt issuance, interest rate volatility, tapering of central bank asset purchases, and an improving U.S. and global economy to provide tailwinds to our Rates business going forward.
Overall Fenics
•BGC’s Fenics net revenues increased 25.9% for the year ended December 31, 2021 compared to the prior year.
•Fenics has benefited and is expected to continue to benefit from trends towards electronic execution and opportunities created by algorithmic trading and automation.
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
Expenses
BGC’s compensation expenses increased for the year ended December 31, 2021, due to the sale of the Insurance brokerage business, which included one-off compensation charges and sale-related expenses totaling $168.6 million, the majority of which was non-cash. BGC’s non-compensation expenses decreased due to lower interest expense, professional and consulting fees, and other expenses. These expense reductions were partially offset by higher selling and promotion charges, as COVID-19 restrictions have relaxed across many of the major geographies in which BGC operates.
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
Capital and Liquidity
On February 15, 2022, our Board declared a $0.01 dividend for the fourth quarter of 2021. Additionally, BGC Holdings continues to have reduced distributions to or on behalf of its partners. The distributions to or on behalf of partners will at least cover their related tax payments. Whether any given post-tax amount is equivalent to the amount received by a stockholder also on an after-tax basis depends upon stockholders’ and partners’ domiciles and tax status. Our 2022 capital allocation priorities are to return capital to stockholders and to continue investing in our high growth Fenics businesses. Previously, we were deeply dividend-centric; going forward, we plan to prioritize share and unit repurchases over dividends and distributions. The Board will reevaluate whether to increase the dividend in the first quarter of 2022.

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
Growth Drivers
As a wholesale intermediary in the financial services industry, our businesses are driven primarily by secondary trading volumes in the markets in which we broker, the size and productivity of our front-office headcount including brokers, salespeople, managers, technology professionals and other front-office personnel, regulatory issues, and the percentage of our revenues we are able to generate by Fully Electronic means. BGC’s revenues tend to have low correlation in the short and medium-term with global bank and broker-dealer sales and trading revenues, which reflect bid-ask spreads and mark-to-market movements, as well as industry volumes in both the primary and secondary markets.

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
Rates volumes in particular are influenced by market volumes and, in certain instances, volatility. Historically low and negative interest rates across the globe have significantly reduced the overall trading appetite for rates products. As a result of central bank policies and actions, many sovereign bonds continue to trade at or close to negative yields, especially in real terms. Also, weighing on yields and rates volumes are global central bank quantitative easing programs. The programs depress rates volumes because they entail central banks buying government securities or other securities in the open market in an effort to promote increased lending and liquidity and bring down long-term interest rates. When central banks hold these instruments, they tend not to trade or hedge, thus lowering rates volumes across cash and derivatives markets industry-wide. Following the market dislocation and ongoing pandemic, major central banks such as the U.S. Federal Reserve, ECB, Bank of Japan, Bank of England, and Swiss National Bank restarted quantitative easing programs in 2020, and continue to maintain historically low interest rates, keep key short-term interest rates low, or a combination of both. Recent heightened levels of inflation in 2020, meant major central banks have begun and/or expect to begin tapering asset purchases and plan to hike interest rates, which historically has led to an increase in rates volumes.
Additional factors have weighed on market volumes in the products we broker. For example, the Basel III accord, implemented in late 2010 by the G-20 central banks, is a global regulatory framework on bank capital adequacy, stress testing and market liquidity risk that was developed with the intention of making banks more stable in the wake of the financial crisis by increasing bank liquidity and reducing bank leverage. The accord, which will take effect on January 1, 2023, has already required most large banks in G-20 nations to hold approximately three times as much Tier 1 capital as was required under the previous set of rules. These capital rules have made it more expensive for banks to hold non-sovereign debt assets on their balance sheets, and as a result, analysts say that banks have reduced their proprietary trading activity in corporate and asset-backed fixed income securities as well as in various other OTC cash and derivative instruments. We believe that this has further reduced overall market exposure and industry volumes in many of the products we broker, particularly in Credit.
For the year ended December 31, 2021, industry volumes were higher year-over-year across Rates and Energy and Commodities, mixed across Equity derivatives and cash equities and generally lower across FX and Credit. BGC’s brokerage revenues, excluding Insurance, were down by 2.6% year-on-year. Below is an expanded discussion of the volume and growth drivers of our various brokerage product categories.
Rates Volumes and Volatility
Our Rates business is influenced by a number of factors, including global sovereign issuances, secondary trading and the hedging of these sovereign debt instruments. The amount of global sovereign debt outstanding remains at very high levels; the level of secondary trading and related hedging activity was higher during 2021, as the prior year was severely impacted by the COVID-19 pandemic, which led to the dislocations of traders and lower risk appetites. In addition, according to SIFMA and the Federal Reserve Bank of New York, the average daily volume of various U.S. Treasuries and Treasury bills, among primary dealers was 3% higher in 2021 as compared to a year earlier. Additionally, interest rate derivative volumes were up 13% and 15% at ICE and the CME, respectively, all according to company press releases. In comparison, our revenue from Fenics Rates increased 43.7%, while our overall Rates revenues were up 2.6% as compared to a year earlier to $558.5 million.
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
Overall, analysts and economists expect the absolute level of sovereign debt outstanding to remain at elevated levels for the foreseeable future as governments finance their future deficits and roll over their sizable existing debt. Additionally, yields on benchmark U.S. Treasuries exhibited volatility during the fourth quarter of 2021 on inflation concerns and central bank tapering plans. While most economists expect that the effects of various forms of quantitative easing being undertaken by the various major central banks will continue to negatively impact financial market volumes, the tapering of asset purchases by central banks, interest rate hikes, along with elevated levels of government debt issuance, are expected to provide tailwinds to our Rates business.

FX Volumes and Volatility
Global FX volumes were generally lower during 2021. Volumes for CME FX futures and options and CME EBS spot FX were down 7%, and 14%, respectively. In comparison, revenue from our Fenics FX platforms increased 47.3%, while our overall FX revenues decreased by 4.4% to $301.3 million.
Insurance Brokerage
The overall Insurance brokerage business, which we sold to The Ardonagh Group on November 1, 2021, included Ed Broking and Besso, as well as our aviation and space insurance brokerage business, Piiq. The pre-tax loss relating to Insurance was $53.9 million and $25.6 million for the years ended December 31, 2021 and 2020, respectively. Insurance posted total revenues of $19.9 million and $178.3 million, respectively, for both the fourth quarter and full year 2021.
Equity derivatives and cash equities
Global equity volumes were higher during 2021. Research from Raymond James indicated that the average daily volumes of U.S. cash equities and U.S. options were up 4% and 33%, respectively, as compared to a year earlier, while average daily volume of European cash equities shares were down 6% (in notional value). Over the same timeframe, Eurex average daily volumes of equity derivatives were up 10%, while Euronext equity derivative index volumes decreased by 10%. BGC’s equity business primarily consists of equity derivatives. Our overall revenues from Equity derivatives and cash equities decreased by 2.8% to $247.7 million.
Credit Volumes
Our Credit business is impacted by the level of global corporate bond issuance and the direction of interest rates. Global credit derivative market turnover has declined over the last few years due to the introduction of rules and regulations around the clearing of credit derivatives in the U.S. and elsewhere, along with non-uniform regulation across different geographies. In addition, many of our large bank customers continue to reduce their inventory of bonds and other credit products in order to comply with Basel III and other international financial regulations. During 2021, primary dealer average daily volume for corporate bonds (excluding commercial paper) was down by 10% according to Bloomberg and the Federal Reserve Bank of New York. Total notional traded credit derivatives as reported by the International Swaps and Derivatives Association — a reflection of the OTC derivatives market — were down by 2%, from a year earlier. In comparison, our overall Credit revenues decreased by 12.8% to $287.6 million.
Energy and Commodities
Energy and commodities volumes were generally higher during 2021 compared with the year earlier. CME and ICE energy futures and options volumes were up 16% and 7%, respectively, driven by heightened volatility across the energy markets. In comparison, BGC’s energy and commodities revenues increased by 1.3% to $296.5 million.
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

We offer our brokerage services in five broad product categories: Rates, FX, Credit, Energy & commodities, Equity derivatives and cash equities classes. We previously offered Insurance brokerage services, however, we sold our Insurance brokerage business to The Ardonagh Group on November 1, 2021. The chart below details brokerage revenues by product category and by Voice/Hybrid versus Fully Electronic (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Brokerage revenue by product:
Rates	$558,507	$544,094	$594,884
FX	301,328	315,253	370,318
Energy and commodities	296,458	292,641	288,697
Credit	287,608	329,904	306,713
Equity derivatives and cash equities	247,673	254,702	251,339
Insurance	178,087	182,707	155,790
Total brokerage revenues	$1,869,661	$1,919,301	$1,967,741
Brokerage revenue by product (percentage):
Rates	29.9%	28.3%	30.2%
FX	16.1	16.4	18.8
Energy and commodities	15.9	15.2	14.7
Credit	15.4	17.2	15.6
Equity derivatives and cash equities	13.2	13.3	12.8
Insurance	9.5	9.6	7.9
Total brokerage revenues	100.0%	100.0%	100.0%
Brokerage revenue by type:
Voice/Hybrid	$1,558,503	$1,682,521	$1,763,114
Fully Electronic	311,158	236,780	204,627
Total brokerage revenues	$1,869,661	$1,919,301	$1,967,741
Brokerage revenue by type (percentage):
Voice/Hybrid	83.4%	87.7%	89.6%
Fully Electronic	16.6	12.3	10.4
Total brokerage revenues	100.0%	100.0%	100.0%
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
Insurance
We provided wholesale insurance and reinsurance broking solutions and underwriting services across the global marketplace, operating through the brands Ed Broking, Besso, Piiq Risk Partners and Junge, as well as the group’s managing general agents Cooper Gay, Globe Underwriting and Epsilon. We sold our Insurance brokerage business on November 1, 2021 (see Note 5—"Divestitures" to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information).
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
Data, software and post-trade
Fenics Market Data is a supplier of real-time, tradable, indicative, end-of-day and historical market data. Our market data product suite includes fixed income, interest rate derivatives, credit derivatives, FX, FX options, money markets, energy and equity derivatives and structured market data products and services. The data are sourced from the Voice/Hybrid and fully electronic broking operations, as well as the market data operations, including BGC, GFI and RP Martin, among others. It is made available to financial professionals, research analysts and other market participants via direct data feeds and BGC-hosted FTP environments, as well as via information vendors such as Bloomberg, Thomson Reuters, ICE Data Services, QUICK Corp., and other select specialist vendors.
Through our software solutions business, we provide customized software to broaden distribution capabilities and provide electronic solutions to financial market participants. The software solutions business leverages our global infrastructure, software, systems, portfolio of intellectual property, and electronic trading expertise to provide customers with electronic marketplaces and exchanges and real-time auctions to enhance debt issuance and to customize trading interfaces. We take advantage of the scalability, flexibility and functionality of our electronic trading system to enable our customers to distribute products to their customers through online offerings and auctions, including private and reverse auctions, via our trading platform and global network. Using screen-based market solutions, customers are able to develop a marketplace, trade with their customers, issue debt, trade odd lots, access program trading interfaces and access our network and intellectual property. We provide option pricing and analysis tools that deliver price discovery that is supported with market data sourced from both our BGC, GFI, and Fenics trading systems.
Our Capitalab NDF Match business is an advanced matching platform that helps clients offset their fixing risk in non-deliverable forward portfolios. Additionally, Capitalab provides compression services that are designed to bring greater capital and operational efficiency to the global derivatives market. It assists clients in managing the growing cost of holding derivatives, while helping them to meet their regulatory mandates. Through the Swaptioniser service for portfolio compression of Bilateral and Cleared Interest Rate Swaptions, Interest Rate Swaps, Caps and Floors and FX Products, Capitalab looks to simplify the complexities of managing large quantities of derivatives, to help promote sustainable growth, lower systemic risk and improve resiliency in the industry. Furthermore, as an approved compression services provider at LCH, a combined multiproduct Rates solution is provided across the entire cleared and non-cleared portfolio, increasing the overall efficiency, where delta offsets can be leveraged across Rates products and desks. Additionally, Capitalab’s Initial Margin Optimization service allows participants to reduce their bilateral initial margin and CCP IM with the efficiency of automated trade processing.
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
Certain LPUs are granted exchangeability or are redeemed in connection with the grant of shares of our Class A common stock on a one-for-one basis (subject to adjustment). At the time exchangeability or redemption is granted, the Company recognizes an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our consolidated statements of operations.
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
In addition, Preferred Units are granted in connection with the grant of certain LPUs, such as PSUs, which may be granted exchangeability or redemption in connection with the grant of shares of common stock to cover the withholding taxes owed by the unit holder upon such exchange or redemption. This is an acceptable alternative to the common practice among public companies of issuing the gross amount of shares to employees, subject to cashless withholding of shares to pay applicable withholding taxes. Each quarter, the net profits of BGC Holdings and Newmark Holdings are allocated to Preferred Units at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation. The Preferred Distribution is deducted before the calculation and distribution of the quarterly partnership distribution for the remaining partnership interests. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution. Preferred Units may not be made exchangeable into our Class A common stock and are only entitled to the Preferred Distribution, and accordingly they are not included in our fully diluted share count. The quarterly allocations of net income on Preferred Units are reflected in compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our consolidated statements of operations.
In addition, as part of our compensation plan, certain employees are granted RSUs. The grant-date fair value of RSUs is amortized to expense ratably over the awards’ stated vesting periods. The non-cash equity-based amortization expense is reflected as a component of “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our consolidated statements of operations.
We have entered into various agreements with certain of our employees and partners, whereby these individuals receive loans which may be either wholly or in part repaid from the distribution earnings that the individual receives on some or all of their LPUs and from proceeds of the sale of the employees' shares of BGC Class A common stock, or may be forgiven over a period of time. The forgivable portion of these loans is recognized as compensation expense over the life of the loan. From time to time, we may also enter into agreements with employees and partners to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements.
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
We have invested significantly through acquisitions and the hiring of new brokers, salespeople, managers, technology professionals and other front-office personnel. The business climate for these acquisitions has been competitive, and it is expected that these conditions will persist for the foreseeable future. We have been able to attract businesses and brokers, salespeople, managers, technology professionals and other front-office personnel to our platform as we believe they recognize that we have the scale, technology, experience and expertise to succeed.
Our average revenue per front-office employee has historically declined year-over-year for the period immediately following significant headcount increases, and the additional brokers and salespeople generally achieve significantly higher productivity levels in their second or third year with the Company. Excluding Insurance brokerage, as of December 31, 2021, our front-office headcount was approximately 2,100 brokers, salespeople, managers, technology professionals and other front-office personnel, down 8.1% from 2,297 a year ago. Compared to the prior year, average revenue per front-office employee for the year ended December 31, 2021 increased by 8.1% to $811 thousand from $750 thousand.
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
Since 2019, our acquisitions have included Ed Broking, Ginga Petroleum, Algomi and the Futures Exchange Group.
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
On January 31, 2019, we completed the acquisition of Ed Broking, an independent Lloyd's of London insurance broker with a strong reputation across accident and health, aerospace, cargo, energy, financial and political risks, marine, professional and executive risks, property and casualty, specialty and reinsurance. Ed Broking became part of the overall Insurance brokerage business and was subsequently sold to The Ardonagh Group on November 1, 2021 as part of the Insurance Business Disposition.
FINANCIAL HIGHLIGHTS
For the year ended December 31, 2021, income from operations before income taxes increased by $104.3 million, or 144.4%, to $176.5 million compared to the prior year period, primarily due to a $312.9 million gain on the sale of the Insurance brokerage business in the fourth quarter of 2021. Total revenues for the year ended December 31, 2021 decreased

$41.4 million, or 2.0%, to $2,015.4 million compared to the prior year period. The first quarter of 2020 was unique in that it reflected record market volatility and volumes driven by the onset of the COVID-19 pandemic. We continued to make excellent progress this year with respect to our investments in Fenics. Our Fenics growth accelerated during the year ended December 31, 2021, with revenues increasing by 25.9%, to $401.3 million and represented a record 21.8% of our total revenues, excluding the Insurance brokerage business, increasing from 17.0% for the year ended December 31, 2020. The growth in our Fenics platforms continued to significantly outpace the overall business as we added new clients and expanded our product offerings. As we continue to grow our higher margin businesses, we are well positioned for increased profitability.
Brokerage revenues for the year ended December 31, 2021 decreased by $49.6 million, or 2.6%, to $1,869.7 million compared to the prior year period, which was primarily driven by Credit revenues, which decreased by $42.3 million, to $287.6 million, for the year ended December 31, 2021, due to significantly lower industry-wide trading volumes. For the year ended December 31, 2021, our FX revenues decreased $13.9 million, to $301.3 million, and revenues from Equity derivatives and cash equities decreased by $7.0 million, to $247.7 million. The Insurance brokerage business revenues decreased by $4.6 million, or 2.5%, to $178.1 million, for the year ended December 31, 2021, primarily due to the sale of the Insurance brokerage business during the fourth quarter of 2021. Rates revenues increased by $14.4 million, to $558.5 million, for the year ended December 31, 2021 as compared to the prior year period, driven by favorable trading environment across many of the Rates products BGC brokers, and revenues from Energy and commodities increased by $3.8 million, to $296.5 million for the year ended December 31, 2021, led by BGC's leading environmental brokerage business and heightened volatility across the energy complex. Revenues in our Fenics business increased 25.9% to $401.3 million for the year ended December 31, 2021, compared to the prior year period, driven by strong growth across both Fenics Markets and Fenics Growth Platforms.
Beginning in the first quarter of 2021, BGC categorized its Fenics businesses as Fenics Markets and Fenics Growth Platforms. Fenics Markets includes the Fully Electronic portions of BGC’s brokerage businesses, data, software and post-trade revenues that are unrelated to Fenics Growth Platforms, as well as Fenics Integrated revenues. Fenics Growth Platforms includes Fenics UST, Fenics GO, Lucera, Fenics FX and other newer standalone platforms. Revenues generated from data, software and post-trade attributable to Fenics Growth Platforms are included within their related businesses. Fenics Markets and Fenics Growth Platforms compete with companies such as CME, Tradeweb and MarketAxess. Fenics Markets revenues comprised $355.8 million, an improvement of $65.5 million, or 22.6%, which reflected higher conversion of Voice and Hybrid execution to Fenics brokerage, increased contribution from Fenics Integrated, and strong growth across Rates, FX and Market Data. Fenics Growth Platforms revenues comprised $45.5 million, an increase of $17.1 million, or 60.2%, driven by strong growth in Fenics UST, Lucera and Fenics GO. During the second quarter of 2020, we introduced Fenics Integrated, which seamlessly integrates hybrid liquidity with customer electronic orders. We believe that Fenics Integrated will enhance profit margins by further incentivizing the Company’s brokers and clients to automate execution. We believe that Fenics Integrated will create superior real-time information, improving the robustness and value of Fenics Market Data, which will accelerate our growth. As we expand our product offerings, optimize our commercial agreements, and add new clients across our electronic platforms, we continue to expect profitability in our newer Fenics Growth Platforms, which includes Fenics UST, Fenics GO, Lucera, Fenics FX and other newer standalone platforms. During the quarter we announced FMX, which combines Fenics UST's leading U.S. Treasury business with a state-of-the-art U.S. Rates futures platform in development. Following the announcement and consultation with our global clients and strategic partners, FMX will expand the scope of its futures product offering to cover the entire U.S. Rates Futures complex. This includes launching U.S. Treasury, Eurodollar, and SOFR futures contracts, concurrently, in the fourth quarter of 2022.
Total expenses for the year ended December 31, 2021 increased by $186.7 million to $2,178.2 million compared to the prior year period, primarily driven by a $211.4 million increase in total compensation expenses. Within total compensation, our Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $72.6 million due to an increase in charges related to grants of exchangeability and issuance of shares of BGC Class A common stock, while expenses for Compensation and employee benefits increased by $138.8 million, primarily due to the sale of the Insurance brokerage business, which included one-off compensation charges and sale related expenses totaling $168.6 million, the majority of which was non-cash, partially offset by the impact of lower commission revenues on variable compensation. Our non-compensation expenses decreased by $24.7 million, or 3.7%, primarily driven by a continued focus on tighter cost management as well as the impact of COVID-19, including lower occupancy and equipment expenses and reduced professional and consulting fees. There was also a decrease in other expenses related to a decrease in amortization expense on intangible assets, a decrease in other provisions, and a decrease in expenses due to the sale of the Insurance brokerage business, partially offset by an increase in legal settlement and litigation costs, as well as an increase related to Charity Day contributions. Further, there was a decrease in interest expense related to the 5.125% Senior Notes, which were repaid in May 2021, lower interest expense related to the borrowings on the Revolving Credit Agreement, partially offset by interest expense related to the 4.375% Senior Notes issued in July 2020.
Total other income (losses), net for the year ended December 31, 2021 increased $332.4 million to $339.4 million compared to the prior year period, primarily due to a $312.9 million gain on the sale of the Insurance brokerage business in the fourth quarter of 2021, an increase related to mark-to-market movements on other assets, a gain recognized on a litigation resolution in the first quarter of 2021, an increase due to an impairment of an equity-method investment recorded in the first quarter of 2020 compared to no impairment recorded in the year ended December 31, 2021, an increase in other recoveries related to a settlement recognized in the fourth quarter of 2021, an increase related to gains on equity method investments, and an increase related to fair value adjustments on investments held recorded in the year ended December 31, 2020, partially offset by a decrease related to COVID-19 recoveries in the year ended December 31, 2020.
On February 15, 2022, our Board declared a 0.01 dividend for the fourth quarter. Effective with the first quarter of 2020 dividend, and for all quarterly periods in 2020 and 2021, the Board reduced the quarterly dividend out of an abundance of caution in order to strengthen the Company’s balance sheet as the global capital markets faced difficult and unprecedented macroeconomic conditions related to the global pandemic. Additionally, BGC Holdings continues to have reduced distributions to or on behalf of its partners. The distributions to or on behalf of partners will at least cover their related tax payments. Whether any given post-tax amount is equivalent to the amount received by a stockholder also on an after-tax basis depends upon stockholders’ and partners’ domiciles and tax status. BGC believes that these steps will allow the Company to prioritize its financial strength. Our 2022 capital allocation priorities are to use the remaining proceeds from the Insurance Business Disposition and other sources of liquidity to return capital to stockholders and to continue investing in its high growth Fenics businesses. We plan to prioritize share and unit repurchases over dividends and distributions.
RESULTS OF OPERATIONS
The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Year Ended December 31,
	2021		2020		2019
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$1,541,900	76.5%	$1,567,668	76.2%	$1,645,818	78.2%
Principal transactions	327,761	16.3	351,633	17.1	321,923	15.3
Total brokerage revenues	1,869,661	92.8	1,919,301	93.3	1,967,741	93.5
Fees from related parties	14,856	0.7	25,754	1.3	29,442	1.4
Data, software and post-trade	89,963	4.5	81,920	4.0	73,166	3.5
Interest and dividend income	21,977	1.1	12,332	0.6	18,319	0.9
Other revenues	18,907	0.9	17,454	0.8	15,938	0.7
Total revenues	2,015,364	100.0	2,056,761	100.0	2,104,606	100.0
Expenses:
Compensation and employee benefits	1,271,340	63.1	1,132,557	55.1	1,127,041	53.6
Equity-based compensation and allocations of net income to limited partnership units and FPUs¹	256,164	12.7	183,545	8.9	170,625	8.1
Total compensation and employee benefits	1,527,504	75.8	1,316,102	64.0	1,297,666	61.7
Occupancy and equipment	188,322	9.3	192,837	9.4	186,111	8.8
Fees to related parties	24,030	1.2	23,618	1.1	19,778	0.9
Professional and consulting fees	67,884	3.4	74,072	3.6	93,071	4.4
Communications	117,502	5.8	121,646	5.9	120,037	5.7
Selling and promotion	38,048	1.9	38,234	1.9	81,829	3.9
Commissions and floor brokerage	64,708	3.2	59,376	2.9	63,617	3.0
Interest expense	69,329	3.5	76,607	3.7	60,246	2.9
Other expenses	80,888	4.0	89,045	4.3	118,671	5.7
Total expenses	2,178,215	108.1	1,991,537	96.8	2,041,026	97.0
Other income (losses), net:
Gains (losses) on divestitures and sale of investments	312,941	15.5	394	0.0	18,421	0.9
Gains (losses) on equity method investments	6,706	0.3	5,023	0.2	4,115	0.2
Other income (loss)	19,705	1.0	1,580	0.1	30,511	1.4
Total other income (losses), net	339,352	16.8	6,997	0.3	53,047	2.5
Income (loss) from operations before income taxes	176,501	8.7	72,221	3.5	116,627	5.5
Provision (benefit) for income taxes	23,013	1.1	21,303	1.0	49,811	2.3
Consolidated net income (loss)	$153,488	7.6%	$50,918	2.5%	$66,816	3.2%
Less: Net income (loss) operations attributable to noncontrolling interest in subsidiaries	29,481	1.4	5,856	0.3	22,915	1.1
Net income (loss) available to common stockholders	$124,007	6.2%	$45,062	2.2%	$43,901	2.1%
________________________
1The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Year Ended December 31,
	2021		2020		2019
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and grants of exchangeability	$128,107	6.4%	$84,966	4.1%	$100,948	4.8%
Allocations of net income	34,335	1.7	14,006	0.7	20,491	1.0
LPU amortization	78,596	3.9	74,282	3.6	41,721	2.0
RSU amortization	15,126	0.7	10,291	0.5	7,465	0.3
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$256,164	12.7%	$183,545	8.9%	$170,625	8.1%
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Revenues
Brokerage Revenues
Total brokerage revenues decreased by $49.6 million, or 2.6%, to $1,869.7 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. Commission revenues decreased by $25.8 million, or 1.6%, to $1,541.9 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. Principal transactions revenues decreased by $23.9 million, or 6.8%, to $327.8 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020.
The decrease in total brokerage revenues was primarily driven by decreases in Credit, FX, Equity derivatives and cash equities, and Insurance, partially offset by an increase in revenues from Rates, and Energy and commodities.
Our Credit revenues decreased by $42.3 million, or 12.8%, to $287.6 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. This decrease was mainly due to lower industry wide volumes.
Our FX revenues decreased by $13.9 million, or 4.4%, to $301.3 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. This decrease was primarily driven by lower industry volumes.
Our brokerage revenues from Equity derivatives and cash equities decreased by $7.0 million, or 2.8%, to $247.7 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. This decrease was primarily driven by lower volumes across European equity derivatives.
Our brokerage revenues from Insurance decreased by $4.6 million, or 2.5%, to $178.1 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. This decrease was primarily due to the sale of the Insurance brokerage business on November 1, 2021.
Our brokerage revenues from Rates increased by $14.4 million, or 2.6%, to $558.5 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The increase in Rates revenues was primarily driven by improved activity across U.S. government bonds, inflation products, listed rates, and emerging market rates.
Our brokerage revenues from Energy and commodities increased by $3.8 million, or 1.3%, to $296.5 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. This increase was primarily driven by BGC's leading environmental brokerage business and heightened volatility across the energy complex.
Fees from Related Parties
Fees from related parties decreased by $10.9 million, or 42.3% to $14.9 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This was primarily driven by a decrease in technology service revenues in connection with services provided to Cantor.
Data, Software and Post-Trade
Data, software and post-trade revenues increased by $8.0 million, or 9.8%, to $90.0 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This increase was primarily driven by new business contracts and Lucera expanding its client base.

Interest and Dividend Income
Interest and dividend income increased by $9.6 million, or 78.2%, to $22.0 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This increase was primarily driven by an increase in dividend income and higher interest income earned on employee loans.
Other Revenues
Other revenues increased by $1.5 million, or 8.3% to $18.9 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This increase was primarily driven by an increase in revenues from underwriting fees, partially offset by a decrease in both consulting and sublease income for Poten & Partners.
Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense increased by $138.8 million, or 12.3%, to $1,271.3 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This increase was primarily due to the sale of the Insurance brokerage business, which included one-off compensation charges and sale related expenses totaling $168.6 million, the majority of which was non-cash, partially offset by the impact of lower commission revenues on variable compensation.
Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $72.6 million, or 39.6%, to $256.2 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This was primarily driven by an increase in grants of exchangeability and issuance of Class A common stock and an increase in allocations of net income to limited partnership units and FPUs due to the gain on sale of the Insurance brokerage business.
Occupancy and Equipment
Occupancy and equipment expense decreased by $4.5 million, or 2.3%, to $188.3 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This decrease was primarily driven by a decrease in rent and occupancy expenses, software licenses and maintenance, and decreases in office and utilities expenses, partially offset by an increase in fixed asset impairments and an increase in amortization expense on developed software.
Fees to Related Parties
Fees to related parties increased by $0.4 million, or 1.7%, to $24.0 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. Fees to related parties are allocations paid to Cantor for administrative and support services.
Professional and Consulting Fees
Professional and consulting fees decreased by $6.2 million, or 8.4%, to $67.9 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This decrease was primarily driven by a decrease in consulting fees, partially offset by an increase in legal fees.
Communications
Communications expense decreased by $4.1 million, or 3.4%, to $117.5 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. As a percentage of total revenues, communications expense remained relatively unchanged from the prior year period.
Selling and Promotion
Selling and promotion expense decreased by $0.2 million, or 0.5%, to $38.0 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020.

Commissions and Floor Brokerage
Commissions and floor brokerage expense increased by $5.3 million, or 9.0%, to $64.7 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This increase was primarily driven by higher exchange fees in the year ended December 31, 2021 and an increase in trades executed compared to the year ended December 31, 2020.
Interest Expense
Interest expense decreased by $7.3 million, or 9.5%, to $69.3 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This decrease was primarily driven by lower interest expense related to the 5.125% Senior Notes, which were repaid in May 2021, lower interest expense related to borrowings on the Revolving Credit Agreement, partially offset by interest expense related to the 4.375% Senior Notes issued in July 2020.
Other Expenses
Other expenses decreased by $8.2 million, or 9.2%, to $80.9 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020, which was primarily related to a decrease in amortization expense on intangible assets, a decrease in other provisions, and a decrease in expenses related to the sale of the Insurance brokerage business during the fourth quarter of 2021, partially offset by an increase in settlements and an increase related to Charity Day contributions.
Other Income (Losses), Net
Gains (Losses) on Divestitures and Sale of Investments
For the year ended December 31, 2021 we had a gain of $312.9 million as a result of the sale of the Insurance brokerage business. For the year ended December 31, 2020, we had a gain of $394 thousand on divestitures.
Gains (Losses) on Equity Method Investments
Gains (losses) on equity method investments increased by $1.7 million, to a gain of $6.7 million, for the year ended December 31, 2021 as compared to a gain of $5.0 million for the year ended December 31, 2020. Gains (losses) on equity method investments represent our pro-rata share of the net gains or losses on investments over which we have significant influence, but which we do not control.
Other Income (Loss)
Other income (loss) increased by $18.1 million, to $19.7 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This was primarily driven by an increase related to mark-to-market movements on other assets, a gain recognized on a litigation resolution during the year ended December 31, 2021, an increase due to an impairment of an equity method investment recorded in the year ended December 31, 2020 compared to no impairment recorded in the year ended December 31, 2021, an increase in recoveries related to a settlement recognized in the fourth quarter of 2021, and an increase related to fair value adjustments on investments carried under the measurement alternative. These increases were partially offset by a decrease related to COVID-19 recoveries in the year ended December 31, 2020.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes increased by $1.7 million, or 8.0%, to $23.0 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This increase was primarily driven by an increase in both pre-tax earnings and the ownership interest in the operating partnership, partially offset by the nontaxable gain on the disposition of the Insurance brokerage business as well as the release of historical tax positions related to periods for which the statute of limitations has expired. In addition, the change in the geographical and business mix of earnings can impact our consolidated effective tax rate from period-to-period.
Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries
Net income (loss) attributable to noncontrolling interest in subsidiaries increased by $23.6 million, to $29.5 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020.

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
Other Revenues
Other revenues increased by $1.5 million, or 9.5% to $17.5 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. This increase was primarily driven by an increase in consulting income for Poten & Partners.
Expenses
Compensation and Employee Benefits

Compensation and employee benefits expense increased by $5.5 million, or 0.5%, to $1,132.6 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The main drivers of this increase were costs associated with the implementation of a cost reduction program designed to reduce future expenses and streamline operations, partially offset by the impact of lower brokerage revenues on variable compensation.
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
Occupancy and Equipment
Occupancy and equipment expense increased by $6.7 million, or 3.6%, to $192.8 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. This increase was primarily driven by higher software license costs, amortization expense on developed software, and fixed asset impairments. This was partially offset by a decrease in rent expense related to the build-out phase of BGC’s new U.K. — based headquarters in the prior year period.
Fees to Related Parties
Fees to related parties increased by $3.8 million, or 19.4%, to $23.6 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. Fees to related parties are allocations paid to Cantor for administrative and support services, such as accounting, occupancy, and legal.
Professional and Consulting Fees
Professional and consulting fees decreased by $19.0 million, or 20.4%, to $74.1 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. This decrease was primarily driven by a decrease in legal and consulting fees.
Communications
Communications expense increased by $1.6 million, or 1.3%, to $121.6 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019.
Selling and Promotion
Selling and promotion expense decreased by $43.6 million, or 53.3%, to $38.2 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. This decrease was primarily a result of a reduction in travel and entertainment expenses due to a continued focus on tighter cost management as well as the impact of COVID-19.
Commissions and Floor Brokerage
Commissions and floor brokerage expense decreased by $4.2 million, or 6.7%, to $59.4 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. Commissions and floor brokerage expense tends to move in line with brokerage revenues.
Interest Expense
Interest expense increased by $16.4 million, or 27.2%, to $76.6 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. This increase was primarily driven by interest expense related to the 3.750% Senior Notes issued in September 2019 and interest expense on the 4.375% Senior Notes issued in July 2020, partially offset by lower interest expense related to the borrowings on BGC’s Revolving Credit Agreement.
Other Expenses
Other expenses decreased by $29.6 million, or 25.0%, to $89.0 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019, which was primarily related to a decrease in settlements, and partially offset by an increase in other provisions.

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
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes decreased by $28.5 million, or 57.2%, to $21.3 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. This decrease was primarily driven by lower pre-tax earnings, as well as a change in the geographical and business mix of earnings. In addition, our consolidated effective tax rate can vary from period-to-period depending on, among other factors, the geographic and business mix of our earnings.
Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries
Net income (loss) attributable to noncontrolling interest in subsidiaries decreased by $17.1 million, or 74.4%, to $5.9 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019, which was primarily driven by a decrease in earnings.
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

	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Revenues:
Commissions	$349,896	$367,016	$389,768	$435,220	$377,146	$352,027	$382,640	$455,855
Principal transactions	73,004	73,997	81,997	98,763	73,687	65,182	99,453	113,311
Fees from related parties	3,356	3,470	4,245	3,785	4,857	8,814	6,562	5,521
Data, software and post-trade	24,137	22,238	21,602	21,986	20,860	21,523	20,139	19,398
Interest and dividend income	4,442	3,042	11,455	3,038	(783)	2,418	6,536	4,161
Other revenues	6,756	3,984	3,383	4,784	3,659	5,078	3,776	4,941
Total revenues	461,591	473,747	512,450	567,576	479,426	455,042	519,106	603,187
Expenses:
Compensation and employee benefits	434,807	257,604	270,586	308,343	258,866	244,648	283,949	345,094
Equity-based compensation and allocations of net income to limited partnership units and FPUs	85,889	78,490	58,290	33,495	80,515	33,007	27,819	42,204
Total compensation and employee benefits	520,696	336,094	328,876	341,838	339,381	277,655	311,768	387,298
Occupancy and equipment	46,724	46,049	47,159	48,390	47,763	45,924	47,652	51,498
Fees to related parties	8,456	5,674	4,518	5,382	5,028	7,728	5,335	5,527
Professional and consulting fees	14,813	16,836	20,029	16,206	18,233	15,755	19,994	20,090
Communications	27,611	29,305	30,776	29,810	30,481	30,097	30,538	30,530
Selling and promotion	12,356	9,586	8,618	7,488	6,896	5,942	6,673	18,723
Commissions and floor brokerage	16,563	15,908	14,308	17,929	13,646	12,933	13,520	19,277
Interest expense	16,061	16,735	18,680	17,853	21,811	19,665	17,625	17,506
Other expenses	16,465	24,614	23,772	16,037	21,600	28,367	21,508	17,570
Total expenses	679,745	500,801	496,736	500,933	504,839	444,066	474,613	568,019
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	312,941	92	(92)	—	403	(9)	—	—
Gains (losses) on equity method investments	2,101	1,816	1,323	1,466	1,354	1,527	1,119	1,023
Other income (loss)	7,862	4,513	1,924	5,406	1,687	4,779	1,129	(6,015)
Total other income (losses), net	322,904	6,421	3,155	6,872	3,444	6,297	2,248	(4,992)
Income (loss) from operations before income taxes	104,750	(20,633)	18,869	73,515	(21,969)	17,273	46,741	30,176
Provision (benefit) for income taxes	15,957	(6,692)	(1,191)	14,939	(6,729)	8,558	8,599	10,875
Consolidated net income (loss)	$88,793	$(13,941)	$20,060	$58,576	$(15,240)	$8,715	$38,142	$19,301
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	12,340	(2,539)	3,820	15,860	(11,211)	(135)	10,986	6,216
Net income (loss) available to common stockholders	$76,453	$(11,402)	$16,240	$42,716	$(4,029)	$8,850	$27,156	$13,085

The table below details our brokerage revenues by product category for the indicated periods (in thousands):

	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Brokerage revenue by product:
Rates	$131,732	$128,508	$136,474	$161,793	$124,495	$119,325	$133,034	$167,240
FX	72,112	72,976	72,807	83,433	73,213	73,281	74,393	94,366
Energy and commodities	71,527	74,328	74,735	75,868	71,706	65,871	71,326	83,738
Credit	65,969	58,983	72,609	90,047	68,882	68,053	95,780	97,189
Equity derivatives and cash equities	61,671	54,715	60,825	70,462	63,718	47,410	61,777	81,797
Insurance	19,889	51,503	54,315	52,380	48,819	43,269	45,783	44,836
Total brokerage revenues	$422,900	$441,013	$471,765	$533,983	$450,833	$417,209	$482,093	$569,166
Brokerage revenue by product (percentage):
Rates	31.1%	29.1%	28.9%	30.3%	27.6%	28.6%	27.6%	29.4%
FX	17.1	16.5	15.4	15.6	16.2	17.6	15.4	16.6
Energy and commodities	16.9	16.9	15.8	14.2	15.9	15.8	14.8	14.6
Credit	15.6	13.4	15.4	16.9	15.3	16.3	19.9	17.1
Equity derivatives and cash equities	14.6	12.4	12.9	13.2	14.2	11.3	12.8	14.4
Insurance	4.7	11.7	11.6	9.8	10.8	10.4	9.5	7.9
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Brokerage revenue by type:
Voice/Hybrid	$345,681	$367,992	$396,480	$448,350	$387,305	$358,418	$423,697	$513,101
Fully Electronic	77,219	73,021	75,285	85,633	63,528	58,791	58,396	56,065
Total brokerage revenues	$422,900	$441,013	$471,765	$533,983	$450,833	$417,209	$482,093	$569,166
Brokerage revenue by type (percentage):
Voice/Hybrid	81.7%	83.4%	84.0%	84.0%	85.9%	85.9%	87.9%	90.1%
Fully Electronic	18.3	16.6	16.0	16.0	14.1	14.1	12.1	9.9
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

LIQUIDITY AND CAPITAL RESOURCES
Balance Sheet
Our balance sheet and business model are not capital intensive. Our assets consist largely of cash and cash equivalents, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term capital (equity and notes payable) is held to support the less liquid assets and potential capital investment opportunities. Total assets as of December 31, 2021 were $3.3 billion, a decrease of 15.5% as compared to December 31, 2020. The decrease in total assets was driven by a decrease in Cash segregated under regulatory requirements as well as Accrued commissions and other receivables, net primarily due to the Insurance Business Disposition. We maintain a significant portion of our assets in Cash and cash equivalents and Securities owned, with our liquidity (which we define as Cash and cash equivalents, Reverse repurchase agreements, Marketable securities and Securities owned, less Securities loaned and Repurchase Agreements) as of December 31, 2021 of $594.8 million. See “Liquidity Analysis” below for a further discussion of our liquidity. Our Securities owned were $40.8 million as of December 31, 2021, compared to $58.6 million as of December 31, 2020. Our Marketable securities were $0.4 million as of December 31, 2021 compared to $0.3 million as of December 31, 2020. We had no Repurchase agreements as of December 31, 2021 and 2020. Further, we did not have any Securities loaned or Reverse repurchase agreements as of December 31, 2021 and 2020.
As part of our cash management process, we may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of December 31, 2021 and 2020, there were no reverse repurchase agreements outstanding.

Additionally, in August 2013, the Audit Committee authorized us to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including policies relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of December 31, 2021 and 2020, we had no investments in the program.
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
Acquisitions and financial reporting obligations related thereto may impact our ability to access longer term capital markets funding on a timely basis and may necessitate greater short-term borrowings in the interim. This may impact our credit rating or our costs of borrowing. We may need to access short-term capital sources to meet business needs from time to time, including, but not limited to, conducting operations; hiring or retaining brokers, salespeople, managers, technology professionals and other front-office personnel; financing acquisitions; and providing liquidity, including in situations where we may not be able to access the capital markets in a timely manner when desired by us. Accordingly, we cannot guarantee that we will be able to obtain additional financing when needed on terms that are acceptable to us, if at all. In addition, as a result of regulatory actions, our registration statements under the Securities Act will be subject to SEC review prior to effectiveness, which may lengthen the time required for us to raise capital, potentially reducing our access to the capital markets or increasing our cost of capital.
As discussed above, our liquidity remains strong at $594.8 million as of December 31, 2021, which reflects, gross cash proceeds received for the Insurance Business Disposition, ordinary movements in working capital, repurchases of BGC Class A common stock and LPUs, cash paid with respect to employee bonuses, tax payments, our continued investment in Fenics Growth Platforms, and the maturity of the 5.125% Senior Notes paid in full.
On November 1, 2021, BGC closed the sale of its Insurance brokerage business to the Ardonagh Group for gross proceeds of $534.9 million, subject to limited post-closing adjustments. The investment in the Insurance brokerage business generated an internal rate of return of 21.2% for our shareholders. The proceeds from the Insurance Business Disposition provides us with significant resources to continue repurchasing shares and to accelerate Fenics growth. Since the announced sale of the Insurance brokerage business in May 2021, BGC has repurchased and redeemed 71.5 million shares of BGC Class A common stock and LPUs as of December 31, 2021. In addition, a portion of these proceeds was used to fully repay the $300.0 million outstanding borrowings under the Company's Revolving Credit Agreement on November 1, 2021, which had been borrowed during the year. This repayment along with the maturity of the 5.125% Senior Notes, which were paid in full on May 27, 2021, reduced our outstanding Notes payable and other borrowings by $263.1 million as of December 31, 2021 compared to the prior year.
On February 15, 2022, our Board declared a $0.01 dividend for the fourth quarter of 2021. Additionally, BGC Holdings continues to have reduced distributions to or on behalf of its partners. The distributions to or on behalf of partners will at least cover their related tax payments. Whether any given post-tax amount is equivalent to the amount received by a stockholder also on an after-tax basis depends upon stockholders’ and partners’ domiciles and tax status. BGC believes that these steps will allow the Company to prioritize its financial strength. Our 2022 capital allocation priorities are to return capital to stockholders and to continue investing in our high growth Fenics businesses. Previously, we were deeply dividend-centric; going forward, we plan to prioritize share and unit repurchases over dividends and distributions. The Board will reevaluate whether to increase the dividend in the first quarter of 2022.
Notes Payable, Other and Short-term Borrowings
Unsecured Senior Revolving Credit Agreement
On November 28, 2018, we entered into the Revolving Credit Agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, which replaced the existing committed unsecured senior revolving credit agreement. The maturity date of the Revolving Credit Agreement was November 28, 2020 and the maximum revolving loan balance is $350.0 million. Borrowings under this agreement bear interest at either LIBOR or a defined base rate plus additional margin. On December 11, 2019, we entered into an amendment to the new unsecured Revolving Credit Agreement. Pursuant to the amendment, the maturity date was extended to February 26, 2021. On February 26, 2020, the Company entered into a second amendment to the unsecured revolving credit agreement, pursuant to which, the maturity date was extended by two years to February 26, 2023. The size of the Revolving Credit Agreement, along with the interest rate on the borrowings therefrom, remained unchanged. On November 1, 2021, the Company repaid in full the $300.0 million borrowings outstanding under the Revolving Credit Agreement, which had been borrowed during the year. As of December 31, 2021 and 2020, there were no borrowings outstanding under the new unsecured Revolving Credit Agreement. The average interest rate on the outstanding borrowings was 2.09% and 2.88% for the years ended December 31, 2021 and 2020, respectively. We may draw down on the Revolving Credit Agreement to provide flexibility in the normal course to meet ongoing operational cash needs, and other general corporate purposes including as necessary to manage through the current extraordinary macroeconomic/business environment as a result of the COVID-19 pandemic. Our liquidity remains strong, and was $594.8 million as of December 31, 2021, as discussed below.
5.125% Senior Notes
On May 27, 2016, we issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes, which matured on May 27, 2021. The 5.125% Senior Notes were general senior unsecured obligations of the Company. The 5.125% Senior Notes bore interest at a rate of 5.125% per year, payable in cash on May 27 and November 27 of each year, commencing November 27, 2016 and ending on the maturity date. Prior to maturity, on August 5, 2020, the Company commenced a cash tender offer for any and all $300.0 million outstanding aggregate principal amount of its 5.125% Senior Notes. On August 11, 2020, the Company’s cash tender offer expired at 5:00 p.m., New York City time. As of the expiration time, $44.0 million aggregate principal amount of the 5.125% Senior Notes were validly tendered. These notes were redeemed on the settlement date of August 14, 2020. The Company retained CF&Co as one of the dealer managers for the tender offer. As a result of this transaction, $14 thousand in dealer management fees were paid to CF&Co. Cantor tendered $15.0 million of such senior notes in the tender offer, and did not hold such notes as of December 31, 2021.
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
5.375% Senior Notes
On July 24, 2018, we issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes The 5.375% Senior Notes are general senior unsecured obligations of the Company. The 5.375% Senior Notes bear interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The 5.375% Senior Notes will mature on July 24, 2023. We may redeem some or all of the 5.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 5.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture related to the 5.375% Senior Notes) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes was $444.2 million, net of the discount and debt issuance costs of $5.8 million, of which $0.3 million were underwriting fees paid to CF&Co. We also paid CF&Co an advisory fee of $0.2 million in connection with the issuance. The issuance costs are amortized as interest expense and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 5.375% Senior Notes as of December 31, 2021 was $447.9 million.
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
3.750% Senior Notes
On September 27, 2019, we issued an aggregate of $300.0 million principal amount of 3.750% Senior Notes. The 3.750% Senior Notes are general unsecured obligations of the Company. The 3.750% Senior Notes bear interest at a rate of 3.750% per annum, payable in cash on each April 1 and October 1, commencing April 1, 2020. The 3.750% Senior Notes will mature on October 1, 2024. We may redeem some or all of the 3.750% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 3.750% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture related to the 3.750% Senior Notes) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 3.750% Senior Notes was $296.1 million, net of discount and debt issuance costs of $3.9 million, of which $0.2 million were underwriting fees payable to CF&Co and $36 thousand were underwriting fees payable to CastleOak Securities, L.P. The issuance costs will be amortized as interest expense and the carrying value of the 3.750% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 3.750% Senior Notes was $297.7 million as of December 31, 2021.
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
4.375% Senior Notes
On July 10, 2020, we issued an aggregate of $300.0 million principal amount of 4.375% Senior Notes. The 4.375% Senior Notes are general unsecured obligations of the Company. The 4.375% Senior Notes bear interest at a rate of 4.375% per year, payable in cash on June 15 and December 15, commencing December 15, 2020. The 4.375% Senior Notes will mature on December 15, 2025. We may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 4.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture related to the 4.375% Senior Notes) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. Cantor purchased $14.5 million of such senior notes and still holds such notes as of December 31, 2021. The initial carrying value of the 4.375% Senior Notes was $296.8 million, net of discount and debt issuance costs of $3.2 million, of which $0.2 million were underwriting fees payable to CF&Co. The carrying value of the 4.375% Senior Notes was $297.5 million as of December 31, 2021.
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
Collateralized Borrowings
On May 31, 2017, we entered into a secured loan arrangement of $29.9 million under which we pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.44% per year and matured on May 31, 2021, therefore, there were no borrowings outstanding as of December 31, 2021. As of December 31, 2020, we had $4.0 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2020 was $0.8 million.
On April 8, 2019, we entered into a secured loan arrangement of $15.0 million, under which we pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.77% and matures on April 8, 2023.As of December 31, 2021 and 2020, the Company had $5.9 million and $9.6 million, respectively, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2021 and 2020, was $0.1 million and $1.2 million, respectively.
On April 19, 2019, we entered into a secured loan arrangement of $10.0 million, under which we pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.89% and matures on April 19, 2023. As of December 31, 2021 and 2020, we had $3.8 million and $6.3 million, respectively, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2021 and 2020, was $1.0 million and $2.7 million, respectively.
Weighted-average Interest Rate
For the years ended December 31, 2021 and 2020, the weighted-average interest rate of our total Notes payable and other borrowings, which include our Unsecured Senior Revolving Credit Agreement, Senior Notes, and Collateralized Borrowings, was 4.62% and 4.71%, respectively.
Short-term Borrowings
On August 22, 2017, we entered into a committed unsecured loan agreement with Itau Unibanco S.A. The credit agreement provided for short-term loans of up to $3.6 million (BRL 20.0 million). The agreement was automatically renewed every 180 days until August 13, 2021, when it was repaid in full. Borrowings under this agreement bore interest at the Brazilian Interbank offering rate plus 4.75%. As of December 31, 2021 there were no borrowings outstanding under the facility. As of December 31, 2020, there were $3.8 million (BRL 20.0 million) of borrowings outstanding under the facility. As of December 31, 2021, the interest rate was 14.0%.
On August 23, 2017, we entered into a committed unsecured credit agreement with Itau Unibanco S.A. The credit agreement provided for an intra-day overdraft credit line up to $9.0 million (BRL 50.0 million). On August 20, 2021, the agreement was renegotiated, increasing the credit line to $10.8 million (BRL 60.0 million). The maturity date of the agreement is March 9, 2022. This agreement bears a fee of 1.75% per year. As of December 31, 2021 and December 31, 2020, there were no borrowings outstanding under this agreement
On January 25, 2021, we entered into a committed unsecured loan agreement with Banco Daycoval S.A., which provided for short-term loans of up to $1.8 million (BRL 10.0 million) and was renegotiated on June 1, 2021. The amended agreement provides for short-term loans of up to $3.6 million (BRL 20.0 million). The maturity date of the agreement is January 17, 2023. Borrowings under this agreement bear interest at the Brazilian Interbank offering rate plus 3.66%. As of December 31, 2021, there were $3.6 million (BRL 20.0 million) of borrowings outstanding under the agreement. As of December 31, 2021, the interest rate was 12.90%.
BGC Credit Agreement with Cantor
On March 19, 2018, we entered into the BGC Credit Agreement with Cantor. The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the previous Credit Facility between BGC and an affiliate of Cantor, and was approved by the Audit Committee of BGC. On August 6, 2018, the Company entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that can be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2022, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of December 31, 2021, there were no borrowings by BGC or Cantor outstanding under this Agreement.

CREDIT RATINGS
As of December 31, 2021, our public long-term credit ratings and associated outlooks are as follows:

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
LIQUIDITY ANALYSIS
We consider our liquidity to be comprised of the sum of Cash and cash equivalents, Reverse repurchase agreements, Marketable securities, and Securities owned, less Securities loaned and Repurchase agreements. The discussion below describes the key components of our liquidity analysis. Our cash, cash flows, and financing arrangements are sufficient to support our cash requirements for the next twelve months and beyond.
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
At December 31, 2019, the Company completed the calculation of the one-time transition tax on the deemed repatriation of foreign subsidiaries’ earnings pursuant to the Tax Act and previously recorded a net cumulative tax expense of $28.6 million, net of foreign tax credits. An installment election can be made to pay the taxes over eight years with 40% paid in equal installments over the first five years and the remaining 60% to be paid in installments of 15%, 20% and 25% in years six, seven and eight, respectively. The cumulative remaining balance as of December 31, 2021 is $20.2 million.
As of December 31, 2021, the Company and its consolidated subsidiaries had $553.6 million of Cash and cash equivalents. In addition, the Company and its consolidated subsidiaries also held securities of $41.2 million within their Liquidity position as of December 31, 2021.
Discussion of the year ended December 31, 2021

The table below presents our Liquidity Analysis as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
(in thousands)
Cash and cash equivalents	$553,598	$596,291
Securities owned	40,838	58,572
Marketable securities	406	349
Repurchase agreements	—	—
Total	$594,842	$655,212

The $60.4 million decrease in our liquidity position from $655.2 million as of December 31, 2020 to $594.8 million as of December 31, 2021 was primarily related to 72.9 million repurchases of Class A common stock and LPUs, cash paid with respect to annual employee bonuses, tax payments, our continued investment in Fenics Growth Platforms, and the maturity of the 5.125% Senior Notes paid in full, partially offset by the gross cash proceeds received for the Insurance Business Disposition, earnings, and other ordinary movements in working capital.
Discussion of the year ended December 31, 2020
The table below presents our Liquidity Analysis as of December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
(in thousands)
Cash and cash equivalents	$596,291	$419,328
Securities owned	58,572	57,525
Marketable securities[1]	349	326
Total	$655,212	$477,179
__________________________
1As of December 31, 2019, $13.9 million of Marketable securities on our balance sheet had been lent in a Securities loaned transaction and, therefore, are not included in this Liquidity Analysis.
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
CLEARING CAPITAL
In November 2008, we entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on our behalf. In June 2020, this clearing capital agreement was amended to cover Cantor providing clearing services in all eligible financial products to us and not just U.S. Treasury and U.S. government agency securities. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to us, Cantor shall be entitled to request from us cash or other collateral acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement or Cantor will post cash or other collateral on our behalf for a commercially reasonable charge. Cantor had not requested any cash or other property from us as collateral as of December 31, 2021.
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
These subsidiaries may also be prohibited from repaying the borrowings of their parents or affiliates, paying cash dividends, making loans to their parent or affiliates or otherwise entering into transactions, in each case, which result in a significant reduction in their regulatory capital position without prior notification or approval from their principal regulator. See Note 22—“Regulatory Requirements” to our consolidated financial statements for further details on our regulatory requirements.
As of December 31, 2021, $667.2 million of net assets were held by regulated subsidiaries. As of December 31, 2021, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $326.9 million.
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
MiFID II is intended to help improve the functioning of the EU single market by achieving a greater consistency of regulatory standards. By design, therefore, it is intended that EU member states should have very similar regulatory regimes in relation to the matters addressed to MiFID. MiFID II has also introduced a new regulated execution venue category known as an OTF that captures much of the Voice-and Hybrid-oriented trading in EU. Much of our existing EU derivatives and fixed income execution business now take place on OTFs. Further to its decision to leave the EU, the U.K. has implemented MIFID II’s requirements into its own domestic legislation. Brexit may impact future market structures and MiFID II rulemaking and implementation due to potential changes in mutual passporting and equivalence arrangements between the U.K. and EU member states (for further information see "Overview and Business Environment—Brexit" herein).
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
EQUITY
Class A Common Stock
Changes in shares of BGC Class A common stock outstanding were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Shares outstanding at beginning of period	323,018	307,915
Share issuances:
Redemptions/exchanges of limited partnership interests¹	58,025	13,190
Vesting of RSUs	2,167	1,134
Acquisitions	1,789	391
Other issuances of BGC Class A common stock	417	345
Issuance of BGC Class A common stock for general corporate purposes	—	45
Treasury stock repurchases	(68,253)	(2)
Forfeitures of restricted BGC Class A common stock	(140)	—
Shares outstanding at end of period	317,023	323,018
__________________________
1Included in redemptions/exchanges of limited partnership interests for the year ended December 31, 2021, are 27.5 million shares of BGC Class A common stock granted in connection with the cancellation of 29.7 million LPUs. Included in redemption/exchanges of limited partnership interests for the year ended December 31, 2020, are 9.5 million shares of BGC Class A common stock granted in connection with the cancellation of 9.2 million LPUs. Because LPUs are included in the Company’s fully diluted share count, if dilutive, redemptions/exchanges in connection with the issuance of BGC Class A common stock would not impact the fully diluted number of shares outstanding.
Class B Common Stock
The Company did not issue any shares of BGC Class B common stock during the years ended December 31, 2021 and 2020. As of December 31, 2021 and 2020, there were 45.9 million shares of BGC Class B common stock outstanding.

Unit Redemptions and Share Repurchase Program
The Board and Audit Committee have authorized repurchases of BGC Class A common stock and redemptions of limited partnership interests or other equity interests in our subsidiaries. On August 3, 2021, the Board and Audit Committee increased the Company’s share repurchase and unit redemption authorization to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of December 31, 2021, the Company had $191.8 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units.
The table below represents the units redeemed and/or shares repurchased for cash and does not include units redeemed/cancelled in connection with the grant of shares of BGC Class A common stock nor the limited partnership interests exchanged for shares of BGC Class A common stock. The unit redemptions and share repurchases of BGC Class A common stock during the year ended December 31, 2021 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted- Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Program
Redemptions[1]
January 1, 2021—March 31, 2021	20	$4.40
April 1, 2021—June 30, 2021	4,715	5.82
July 1, 2021—September 30, 2021	73	5.14
October 1, 2021—December 31, 2021	38	5.37
Total Redemptions	4,846	$5.80
Repurchases[2]
January 1, 2021—March 31, 2021	965	$4.56
April 1, 2021—June 30, 2021	16,542	6.25
July 1, 2021—September 30, 2021	24,433	5.19
October 1, 2021—December 31, 2021	26,313	4.97
Total Repurchases	68,253	5.35
Total Redemptions and Repurchases	73,099	$5.38	$191,809
__________________________
1During the year ended December 31, 2021, the Company redeemed 4.7 million LPUs at an aggregate redemption price of $27.5 million for a weighted-average price of $5.83 per unit and 0.1 million FPUs at an aggregate redemption price of $0.6 million for a weighted-average price of $4.86 per unit. During the year ended December 31, 2020, the Company redeemed 1.8 million LPUs at an aggregate redemption price of $5.5 million for a weighted-average price of $3.03 per unit and 0.7 million FPUs at an aggregate redemption price of $1.3 million for a weighted-average price of $1.79 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 27.5 million shares and 9.5 million shares of BGC Class A common stock during the years ended December 31, 2021 and 2020, respectively, nor the limited partnership interests exchanged for 32.2 million and 3.7 million shares of BGC Class A common stock during the years ended December 31, 2021 and 2020, respectively.
2During the year ended December 31, 2021, the Company repurchased 68.3 million shares of BGC Class A common stock at an aggregate price of $365.4 million for a weighted-average price of $5.35 per share. During the year ended December 31, 2020, the Company repurchased 2 thousand shares of BGC Class A common stock at an aggregate price of $6 thousand for a weighted-average price of $2.58 per share.
The weighted-average share counts, including securities that were anti-dilutive for our earnings per share calculations, for the three months and year ended December 31, 2021 were as follows (in thousands):

	Three Months Ended December 31, 2021	Year Ended December 31, 2021
Common stock outstanding[1]	370,476	379,215
Partnership units[2]	132,841	155,356
RSUs (Treasury stock method)	4,399	4,074
Other	1,437	1,375
Total[3]	509,153	540,020
__________________________

1Common stock consisted of shares of BGC Class A common stock, shares of BGC Class B common stock and contingent shares of our Class A common stock for which all necessary conditions have been satisfied except for the passage of time. For the quarter ended December 31, 2021, the weighted-average number shares of BGC Class A common stock was 324.6 million and Class B shares was 45.9 million. For the year ended December 31, 2021, the weighted-average number shares of BGC Class A common stock was 333.3 million and Class B shares was 45.9 million.
2Partnership units collectively include FPUs, LPUs, including contingent units of BGC Holdings for which all necessary conditions have been satisfied except for the passage of time, and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information).
3For the quarter ended December 31, 2021, approximately 0.1 million potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the quarter ended December 31, 2021 included, on a weighted-average basis, approximately 0.1 million RSUs. For the year ended December 31, 2021, approximately 0.1 million potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the year ended December 31, 2021 included, approximately 0.1 million RSUs. As of December 31, 2021, approximately 36.4 million shares of contingent BGC Class A common stock, N units, RSUs, and LPUs were excluded from fully diluted EPS computations because the conditions for issuance had not been met by the end of the period. The contingent BGC Class A common stock is recorded as a liability and included in “Accounts payable, accrued and other liabilities” in our consolidated statement of financial condition as of December 31, 2021.
The fully diluted period-end spot share count was as follows (in thousands):

As of December 31, 2021
Common stock outstanding	362,907
Partnership units	127,301
RSUs (Treasury stock method)	4,097
Other	3,196
Total	497,501
On June 5, 2015, we entered into the Exchange Agreement with Cantor providing Cantor, CFGM and other Cantor affiliates entitled to hold BGC Class B common stock the right to exchange from time to time, on a one-to-one basis, subject to adjustment, up to an aggregate of 34.6 million shares of BGC Class A common stock now owned or subsequently acquired by such Cantor entities for up to an aggregate of 34.6 million shares of BGC Class B common stock. Such shares of BGC Class B common stock, which currently can be acquired upon the exchange of Cantor units owned in BGC Holdings, are already included in our fully diluted share count and will not increase Cantor’s current maximum potential voting power in the common equity. The Exchange Agreement enabled the Cantor entities to acquire the same number of shares of BGC Class B common stock that they were already entitled to acquire without having to exchange its Cantor units in BGC Holdings. The Audit Committee and Board have determined that it was in the best interests of us and our stockholders to approve the Exchange Agreement because it will help ensure that Cantor retains its Cantor units in BGC Holdings, which is the same partnership in which our partner employees participate, thus continuing to align the interests of Cantor with those of the partner employees. On November 23, 2018, in the Class B Issuance, BGC issued 10.3 million shares of BGC Class B common stock to Cantor and 0.7 million shares of BGC Class B common stock to CFGM, an affiliate of Cantor, in each case in exchange for shares of BGC Class A common stock from Cantor and CFGM, respectively, on a one-to-one basis pursuant to the Exchange Agreement. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC by Cantor or CFGM for the Class B Issuance. Following this exchange, Cantor and its affiliates only have the right to exchange under the Exchange Agreement up to an aggregate of 23.6 million shares of BGC Class A common stock, now owned or subsequently acquired, or its Cantor units in BGC Holdings, into shares of BGC Class B common stock. As of December 31, 2021, Cantor and CFGM do not own any shares of BGC Class A common stock.
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
Registration Statements
We had in place an effective equity shelf registration statement on Form S-3 filed on March 9, 2018 with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock from time to time on a delayed or continuous basis (the "March 2018 Form S-3"). On March 9, 2018, we entered into the March 2018 Sales Agreement, pursuant to which we could offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock under the CEO Program. Proceeds from shares of BGC Class A common stock sold under this CEO Program Sales Agreement could be used for redemptions of limited partnership interests in BGC Holdings, as well as for general corporate purposes, including acquisitions and the repayment of debt. CF&Co is a wholly owned subsidiary of Cantor and an affiliate of us. Under this Sales Agreement, we have agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. For certain transactions during 2020, we paid CF&Co 1% of the gross proceeds from the sale of shares of our Class A common stock in our CEO program. The March 2018 Form S-3 and the March 2018 Sales Agreement expired in September 2021. As of the date of expiration, we had sold 17.6 million shares of BGC Class A common stock (or $210.8 million) under the March 2018 Sales Agreement, and $89.2 million of stock remained unsold by us under the March 2018 Sales Agreement. For additional information on the Company’s CEO Program sales agreements, see Note 14—“Related Party Transactions” to our consolidated financial statements in Part 8, Item II of this Annual Report on Form 10-K. On March 8, 2021, we filed a replacement CEO Program shelf registration statement on Form S-3, which has not yet been declared effective, with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock from time to time on a delayed or continuous basis.
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
Further, we have an effective registration statement on Form S-4 filed on September 3, 2010, with respect to the offer and sale of up to 20 million shares of BGC Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of December 31, 2021, we have issued an aggregate of 16.0 million shares of BGC Class A common stock under this Form S-4 registration statement. Additionally, on September 13, 2019, we filed a registration statement on Form S-4, with respect to the offer and sale of up to 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of December 31, 2021, we have not issued any shares of BGC Class A common stock under this Form S-4 registration statement. We also have an effective shelf registration statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of BGC Class A common stock under the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan. As of December 31, 2021, we have issued 0.8 million shares of BGC Class A common stock under the Dividend Reinvestment and Stock Purchase Plan.
The Compensation Committee may grant stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other equity-based awards, including to provide exchange rights for shares of BGC Class A common stock upon exchange of LPUs. On November 22, 2021, at our Annual Meeting of Stockholders, our stockholders approved our Equity Plan to increase from 400 million to 500 million the aggregate number of shares of BGC Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan, subject to adjustment, and to remove the annual per-participant limit of 15 million awards that may be granted under the Plan. As of December 31, 2021, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 164.5 million shares of BGC Class A common stock.
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
As of December 31, 2021, the Company has issued 0.5 million shares of BGC Class A common stock, 0.2 million of RSUs, and paid $30.4 million in cash related to such contingent payments.
As of December 31, 2021, 1.8 million shares of BGC Class A common stock, 0.1 million RSUs, and $20.9 million in cash remain to be issued if the targets are met, net of forfeitures and other adjustments.
DERIVATIVE SUIT
On October 5, 2018, Roofers Local 149 Pension Fund filed a putative derivative complaint in the Delaware Chancery Court, captioned Roofers Local 149 Pension Fund vs. Howard Lutnick, et al. (Case No. 2018-0722), alleging breaches of fiduciary duty against (i) the members of the Board, (ii) Howard Lutnick, CFGM, and Cantor as controlling stockholders of BGC, and (iii) Howard Lutnick as an officer of BGC. The complaint challenges the transactions by which BGC (i) completed the Berkeley Point acquisition from CCRE for $875 million and (ii) committed to invest $100 million for a 27% interest in Real Estate, L.P. (collectively, the “Transaction”). Among other things, the complaint alleges that (i) the price BGC paid in connection with the Transaction was unfair, (ii) the process leading up to the Transaction was unfair, and (iii) the members of the special committee of the Board were not independent. It seeks to recover for the Company unquantified damages, as well as attorneys’ fees.
A month later, on November 5, 2018, the same plaintiffs’ firm filed an identical putative derivative complaint against the same defendants seeking the same relief on behalf of a second client, Northern California Pipe Trades Trust Funds. The cases were consolidated into a single action, captioned In re BGC Partners, Inc. Derivative Litigation (Consolidated C.A. No.

2018-0722-AGB), and the complaint filed by Roofers Local 149 Pension Fund on October 5, 2018 was designated as the operative complaint.
In response to motions to dismiss filed by all defendants in December 2018, Plaintiffs filed a motion for leave to amend the operative complaint in February 2019, requesting that the Court allow them to supplement their allegations, which the Court granted. The amended complaint alleges the same purported breaches of fiduciary duty as the operative complaint, raises no new claims, and seeks identical relief, but includes additional allegations, including alleged reasons for plaintiffs’ failure to make a demand on the Board, which was the basis of defendants’ motion to dismiss. On March 19, 2019, all defendants filed motions to dismiss the amended complaints, again on demand grounds. On September 30, 2019, the Court denied defendants’ motions to dismiss, permitting the case to move forward into discovery. In its ruling, the Court determined that the amended complaint sufficiently pled that plaintiffs were not required to make demand on the Board in order to file a derivative suit, but did not make findings of fact with respect to the underlying merits of plaintiffs’ allegations concerning the Transaction. On February 11, 2021, following the close of discovery, the Company and the independent directors of the Board filed motions for summary judgment seeking dismissal of the case based on the discovery record, which plaintiffs opposed. Argument was held on defendants’ summary judgment motions on June 22, 2021. On September 20, 2021, the Court partially granted the summary judgment motions, dismissing directors Stephen Curwood and Linda Bell and permitting the trial to move forward against the remaining defendants. A trial was held before Vice Chancellor Lori Will on October 11, 2021, which concluded on October 15, 2021. The parties will submit post-trial briefing, after which the Court is expected to rule on all pending matters in or around the second quarter of 2022.
The Company continues to believe that the claims against the defendants are without merit and will continue to defend against them vigorously. However, as in any litigated matter, the outcome cannot be determined with certainty.
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
As of December 31, 2021, there were no FPUs in BGC Holdings remaining, which BGC Holdings had the right to redeem or exchange and with respect to which Cantor will have the right to purchase an equivalent number of Cantor units following such redemption or exchange.
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
GUARANTEE AGREEMENT FROM MINT BROKERS

Under rules adopted by the CFTC, all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the NFA and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. Our European-based brokers engage from time to time in interest rate swap transactions with U.S.-based counterparties, and therefore we are subject to the CFTC requirements. Mint Brokers has entered into guarantees on our behalf (and on behalf of GFI), and we are required to indemnify Mint Brokers for the amounts, if any, paid by Mint Brokers on our behalf pursuant to this arrangement. Effective April 1, 2020, these guarantees were transferred to Mint Brokers from CF&Co. During the years ended December 31, 2021 and 2020, the Company recorded expenses of $0.1 million with respect to these guarantees.
BGC SUBLEASE FROM NEWMARK
In May 2020, BGC U.S. OpCo entered into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark, which sublease was approved by the Audit Committee. The deal is a one-year sublease of approximately 21,000 rentable square feet in New York City. Under the terms of the sublease, BGC U.S. OpCo paid a fixed rent amount of $1.1 million in addition to all operating and tax expenses attributable to the lease. In May 2021, the sublease was amended to provide for a rate of $15 thousand per month based on the size of utilized space, with terms extending on a month-to-month basis. In connection with the sublease, BGC U.S. OpCo paid $0.5 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively.
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
As of December 31, 2021, the Company had $50.0 million remaining from its debt repurchase authorization.
EQUITY METHOD INVESTMENTS
The Company was authorized to enter into loans, investments or other credit support arrangements for Aqua; such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. On February 5, 2020 and February 25, 2021, the Company’s Board and Audit Committee increased the authorized amount by an additional $2.0 million and $1.0 million respectively, to an aggregate of $20.2 million. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor (see Note 14—“Related Party Transactions” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information).
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
On December 21, 2021, the Compensation Committee approved a monetization opportunity for Mr. Lutnick. Effective December 21, 2021, 1,939,896 of Mr. Lutnick’s non-exchangeable BGC Holding PPSUs were redeemed for a payment of $10,851,803. Mr. Lutnick also elected to redeem all of his 425,766 exchangeable BGC Holdings PPSUs for a payment of $1,525,706. In connection with the foregoing, Mr. Lutnick’s 2,011,731 non-exchangeable BGC Holdings PSUs were redeemed for zero and 2,011,731 shares of BGC Class A common stock were issued to Mr. Lutnick. In addition, 376,651 H Units held by Mr. Lutnick were redeemed for 376,651 HDUs with a capital account of $2,339,003, and in connection with the redemption of these 376,651 H Units, 463,969 Preferred H Units were redeemed for $2,661,000 for taxes.
On December 21, 2021, the Compensation Committee approved a monetization opportunity for Mr. Merkel. Effective December 21, 2021, 90,366 non-exchangeable BGC Holdings PSUs were redeemed for zero, 149,301 of Mr. Merkel’s non-exchangeable BGC Holdings PPSUs were redeemed for a cash payment of $555,990, and 90,366 shares of BGC Class A common stock were issued to Mr. Merkel.
On March 2, 2020, the Company granted Stephen M. Merkel 360,065 exchange rights with respect to 360,065 non-exchangeable PSUs that were previously granted to Mr. Merkel. The resulting 360,065 exchangeable PSUs were immediately exchangeable by Mr. Merkel for an aggregate of 360,065 shares of BGC Class A common stock. The grant was approved by the Compensation Committee. Additionally, the Compensation Committee approved the right to exchange for cash 265,568 non-exchangeable PPSUs held by Mr. Merkel, for a payment of $1,507,285 for taxes when the PSU units were exchanged. On March 20, 2020, the Company redeemed 185,300 of such 360,065 exchangeable PSUs held by Mr. Merkel at the average price of shares of BGC Class A common stock sold under BGC’s CEO Program from March 10, 2020 to March 13, 2020 less 1% (approximately $4.0024 per PSU, for an aggregate redemption price of approximately $741,644). This transaction was approved by the Compensation Committee. On July 30, 2020, the Company redeemed the remaining 174,765 exchangeable PSUs held by Mr. Merkel at the price of $2.76, the closing price of our Class A Common Stock on July 30, 2020. This transaction was approved by the Compensation Committee. In connection with the redemption of the 185,300 exchangeable PSUs on March 20, 2020, 122,579 PPSUs were redeemed for $661,303 for taxes. In connection with the redemption of the 174,765 PSUs on July 30, 2020, 142,989 PPSUs were redeemed for $846,182 for taxes.
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
On March 2, 2020, the Company granted Sean A. Windeatt 519,725 exchange rights with respect to 519,725 non-exchangeable LPUs that were previously granted to Mr. Windeatt. The resulting 519,725 exchangeable LPUs were immediately exchangeable by Mr. Windeatt for an aggregate of 519,725 shares of BGC Class A common stock. The grant was approved by the Compensation Committee. Additionally, the Compensation Committee approved the right to exchange for cash 97,656 non-

exchangeable PLPUs held by Mr. Windeatt, for a payment of $645,779 for taxes when the LPU units are exchanged. On August 5, 2020, the Company redeemed 436,665 exchangeable LPUs held by Mr. Windeatt at the price of $2.90, the closing price of our Class A common stock on August 5, 2020. This transaction was approved by the Compensation Committee. In connection with the redemption of the 436,665 exchangeable LPUs, 96,216 exchangeable PLPUs were redeemed for $637,866 for taxes. In connection with the redemption, 20,849 exchangeable LPUs and 1,440 exchangeable PLPUs were redeemed for zero upon exchange in connection with Mr. Windeatt’s LLP status.
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
MARKET SUMMARY
The following table provides certain volume and transaction count information for the quarterly periods indicated:

	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Notional Volume (in billions)
Total Fully Electronic volume	$10,908	$10,059	$10,049	$11,605	$8,736
Total Hybrid volume[1]	61,846	62,859	62,345	68,113	59,165
Total Fully Electronic and Hybrid volume	$72,754	$72,918	$72,394	$79,718	$67,901
Transaction Count (in thousands, except for days)
Total Fully Electronic transactions	3,816	3,366	3,212	3,746	2,895
Total Hybrid transactions	1,205	1,070	1,113	1,348	1,129
Total Fully Electronic and Hybrid transactions	5,021	4,436	4,325	5,094	4,024
Trading days	64	64	63	61	64
_________________________
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
Fully Electronic volume, including new products, was $42.6 trillion for the year ended December 31, 2021, compared to $32.4 trillion for the year ended December 31, 2020. Our Hybrid volume for the year ended December 31, 2021 was $255.2 trillion, compared to $263.7 trillion for the year ended December 31, 2020.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes certain of our contractual obligations at December 31, 2021 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt and collateralized borrowings[1]	$1,059,642	$6,391	$753,251	$300,000	$—
Operating leases[2]	221,937	32,288	51,751	34,684	103,214
Interest on long-term debt and collateralized borrowings[3]	122,034	49,906	59,732	12,396	—
Short-term borrowings[4]	3,584	3,584	—	—	—
Interest on Short-term borrowings	505	484	21	—	—
One-time transition tax[5]	20,231	2,709	7,385	10,137	—
Other[6]	21,776	10,038	11,738	—	—
Total contractual obligations	$1,449,709	$105,400	$883,878	$357,217	$103,214
_________________________________
1Long-term debt and collateralized borrowings reflects long-term borrowings of $450.0 million of the 5.375% Senior Notes (the $450.0 million represents the principal amount of the debt; the carrying value of the 5.375% Senior Notes as of December 31, 2021 was $447.9 million), $300.0 million of the 3.750% Senior Notes (the $300.0 million represents the principal amount of the debt; the carrying value of the 3.750% Senior Notes as of December 31, 2021 was approximately $297.7 million), $300.0 million of the 4.375% Senior Notes (the $300.0 million represents the principal amount of the debt; the carrying value of the 4.375% Senior Notes as of December 31, 2021 was approximately $297.5 million), $5.9 million of collateralized borrowings due April 8, 2023, and $3.8 million of collateralized borrowings due April 19, 2023. See Note 18—“Notes Payable, Other and Short-term Borrowings” for more information regarding these obligations, including timing of payments and compliance with debt covenants.
2Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sublease payments to be received. There are no sublease payments to be received over the life of the agreement.
3Interest on long-term debt and collateralized borrowings also includes interest on the undrawn portion of the committed unsecured senior Revolving Credit Agreement which was calculated through the maturity date of the facility, which is February 26, 2023. As of December 31, 2021, the undrawn portion of the committed unsecured Revolving Credit Agreement was $350.0 million.
4Short-term borrowings reflects approximately $3.6 million (BRL 20.0 million) of borrowing under the Company’s committed unsecured loan agreement. See Note 18—“Notes Payable, Other and Short-term Borrowings” for more information regarding this obligation.
5The Company completed the calculation of the one-time transition tax on the deemed repatriation of foreign subsidiaries’ earnings pursuant to the Tax Act and previously recorded a net cumulative tax expense of $28.6 million, net of foreign tax credits, with an election to pay the taxes over eight years with 40% to be paid in equal installments over the first five years and the remaining 60% to be paid in installments of 15%, 20% and 25% in years six, seven and eight, respectively. The cumulative remaining balance as of December 31, 2021 is $20.2 million.
6Other contractual obligations reflect commitments of $10.0 million to make charitable contributions, which are recorded as part of “Accounts payable, accrued and other liabilities” in the Company’s consolidated statements of financial condition. The amount payable each year reflects an estimate of future Charity Day obligations. In addition, as part of the Insurance Business Disposition, unvested equity and other awards previously granted by BGC to employees of its Insurance brokerage business were converted into the right to receive a cash payment from BGC; a significant portion of these awards was 50% vested and paid in cash at closing, with the remaining 50% vesting and to be paid in cash two years after closing. The remaining portion of these awards will have been 100% vested and paid in cash by two years after the closing. The payments after closing are only made if the applicable employee remains an employee of the Insurance brokerage business. The remaining portion of these awards is reflected as other contractual obligations, and is recorded as part of “Accounts payable, accrued and other liabilities” in the Company’s consolidated statements of financial condition.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our consolidated statements of financial condition, consolidated statements of operations and consolidated statements of cash flows could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity.
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
Limited Partnership Units: LPUs in BGC Holdings and Newmark Holdings are generally held by employees. Generally, such units receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. In addition, Preferred Units are granted in connection with the grant of certain LPUs, such as PSUs, which may be granted exchangeability or redeemed in connection with the grant of shares of common stock to cover the withholding taxes owed by the unit holder upon such exchange or grant. This is an acceptable alternative to the common practice among public companies of issuing the gross amount of shares to employees, subject to cashless withholding of shares to pay applicable withholding taxes. Our Preferred Units are not entitled to participate in partnership distributions other than with respect to a distribution at a rate of either 0.6875% (which is 2.75% per calendar year)

or such other amount as set forth in the award documentation. The quarterly allocations of net income to such LPUs are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our consolidated statements of operations.
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
Certain LPUs are granted exchangeability into shares of BGC or Newmark Class A common stock or are redeemed in connection with the grant of BGC or Newmark Class A common stock issued; BGC Class A common stock is issued on a one-for-one basis, and Newmark Class A common stock is issued based on the number of LPUs exchanged or redeemed multiplied by the then Exchange Ratio. At the time exchangeability is granted or shares of BGC or Newmark Class A common stock are issued, we recognize an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our consolidated statements of operations. During the years ended December 31, 2021, 2020 and 2019, we incurred equity-based compensation expense of $128.1 million, $85.0 million and $100.9 million, respectively, related to LPUs and issuance of common stock.
Certain LPUs have a stated vesting schedule and do not receive quarterly allocations of net income. Compensation expense related to these LPUs is recognized over the stated service period, and these units generally vest between two and five years. During the years ended December 31, 2021, 2020 and 2019, we incurred equity-based compensation expense related to these LPUs of $78.6 million, $74.3 million, and $41.7 million, respectively. This expense is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our consolidated statements of operations.
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
As of December 31, 2021 and 2020 , the aggregate balance of employee loans, net of reserve, was $287.0 million and $408.1 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our consolidated statements of financial condition. Compensation expense (benefit) for the above-mentioned employee loans for the years ended December 31, 2021, 2020 and 2019 was $217.7 million, $67.0 million and $35.7 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our consolidated statements of operations.
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
The quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss should be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is deemed not to be impaired. To estimate the fair value of the reporting unit, we use a discounted cash flow model and data regarding market comparables. The valuation process requires significant judgment and involves the use of significant estimates and assumptions. These assumptions include cash flow projections, estimated cost of capital and the selection of peer companies and relevant multiples. Because assumptions and estimates are used in projecting future cash flows, choosing peer companies and selecting relevant multiples, actual results may differ from our estimates under different assumptions or conditions; and changes to these estimates and assumptions, as a result of changing economic and competitive conditions, could materially affect the determination of fair value and/or impairment.
CECL
We present financial assets that are measured at amortized cost net of an allowance for credit losses, which represents the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets carried at amortized cost, as well as changes to expected lifetime credit losses during the period, are recognized in earnings. The CECL methodology became effective for the Company on January 1, 2020, due to the adoption of the new FASB guidance on credit losses. The methodology’s impact on expected credit losses, among other things, reflects the Company’s view of the current state of the economy, forecasted macroeconomic conditions and BGC’s portfolios. The amount of the allowance is based on significant estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change.
Income Taxes
We account for income taxes using the asset and liability method as prescribed in the U.S. GAAP guidance, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to basis differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Certain of our entities are taxed as U.S. partnerships and are subject to UBT in the City of New York. Therefore, the tax liability or benefit related to the partnership income or loss except for UBT rests with the partners (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of partnership interests), rather than the partnership entity. As such, the partners’ tax liability or benefit is not reflected in our consolidated financial statements. The tax-related assets, liabilities, provisions or benefits included in our consolidated financial statements also reflect the results of the entities that are taxed as corporations, either in the U.S. or in foreign jurisdictions.
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

There have been no other significant changes to the Company's critical accounting policies and estimates during fiscal year 2021.
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

We also have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $0.4 million as of December 31, 2021. Investments in marketable securities carry a degree of risk, as there can be no assurance that the marketable securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of marketable securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in marketable securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in marketable securities. See Note 10—“Marketable Securities” and Note 12—“Derivatives” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding these investments and related hedging activities.
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
The majority of the Company’s foreign currency exposure is related to the U.S. Dollar versus the British Pound and the Euro. While our international results of operations, as measured in U.S. Dollars, are subject to FX fluctuations, we do not consider the related risk to be material to our results of operations. For the financial assets and liabilities denominated in the British Pound and Euro, including foreign currency hedge positions related to these currencies, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. Dollar, holding all other assumptions constant. The analysis identified the stress tested scenario as the U.S. Dollar strengthening against the Euro and weakening against the British Pound. If as of December 31, 2021, the U.S. Dollar had strengthened against the Euro and weakened against the British Pound by 10%, the currency movements would have had an aggregate negative impact on our net income of approximately $1.7 million.

Interest Rate Risk
BGC Partners had $1,052.8 million in fixed-rate debt outstanding as of December 31, 2021. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. In addition, as of December 31, 2021, BGC Partners had no borrowings outstanding under its Revolving Credit Agreement. The interest rate on any borrowings under its Revolving Credit Agreement is based on LIBOR.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BGC Partners, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of BGC Partners, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of BGC Partners, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in equity for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), as applicable and our report dated February 28, 2022 expressed an unqualified opinion thereon.
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

Accounting for Income Taxes

Description of the Matter
As discussed in Notes 3 and 21 to the consolidated financial statements, the Company is subject to income taxes in the U.S. and numerous foreign jurisdictions, which affect the Company’s provision for income taxes. The provision for income taxes is an estimate based on management’s understanding of current enacted tax laws and tax rates of each tax jurisdiction. For the year-ended December 31, 2021, the Company recognized a consolidated provision for income taxes of $23.0 million.
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
February 28, 2022

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of BGC Partners, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited BGC Partners, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, BGC Partners, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of BGC Partners, Inc. as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in equity for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 28, 2022 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
New York, New York
February 28, 2022

BGC PARTNERS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except per share data)

	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$553,598	$596,291
Cash segregated under regulatory requirements	13,201	257,115
Securities owned	40,838	58,572
Marketable securities	406	349
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	782,446	304,022
Accrued commissions and other receivables, net	296,423	739,009
Loans, forgivable loans and other receivables from employees and partners, net	286,967	408,142
Fixed assets, net	190,112	216,024
Investments	33,039	38,008
Goodwill	486,919	556,211
Other intangible assets, net	207,747	287,157
Receivables from related parties	5,237	11,915
Other assets	445,233	480,427
Total assets	$3,342,166	$3,953,242
Liabilities, Redeemable Partnership Interest, and Equity
Short-term borrowings	$3,584	$3,849
Accrued compensation	214,379	220,726
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	656,278	179,721
Payables to related parties	53,764	36,921
Accounts payable, accrued and other liabilities	679,254	1,364,119
Notes payable and other borrowings	1,052,831	1,315,935
Total liabilities	2,660,090	3,121,271
Commitments, contingencies and guarantees (Note 20)
Redeemable partnership interest	18,761	20,674
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 750,000 shares authorized; 435,944 and 373,545 shares issued at December 31, 2021 and December 31, 2020, respectively; and 317,023 and 323,018 shares outstanding at December 31, 2021 and December 31, 2020, respectively	4,359	3,735
Class B common stock, par value $0.01 per share; 150,000 shares authorized; 45,884 shares issued and outstanding at each of December 31, 2021 and December 31, 2020, convertible into Class A common stock	459	459
Additional paid-in capital	2,451,135	2,375,113
Treasury stock, at cost: 118,921 and 50,527 shares of Class A common stock at December 31, 2021 and December 31, 2020, respectively	(623,734)	(315,313)
Retained deficit	(1,171,919)	(1,280,828)
Accumulated other comprehensive income (loss)	(40,548)	(28,930)
Total stockholders’ equity	619,752	754,236
Noncontrolling interest in subsidiaries	43,563	57,061
Total equity	663,315	811,297
Total liabilities, redeemable partnership interest, and equity	$3,342,166	$3,953,242
The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Commissions	$1,541,900	$1,567,668	$1,645,818
Principal transactions	327,761	351,633	321,923
Fees from related parties	14,856	25,754	29,442
Data, software and post-trade	89,963	81,920	73,166
Interest and dividend income	21,977	12,332	18,319
Other revenues	18,907	17,454	15,938
Total revenues	2,015,364	2,056,761	2,104,606
Expenses:
Compensation and employee benefits	1,271,340	1,132,557	1,127,041
Equity-based compensation and allocations of net income to limited partnership units and FPUs	256,164	183,545	170,625
Total compensation and employee benefits	1,527,504	1,316,102	1,297,666
Occupancy and equipment	188,322	192,837	186,111
Fees to related parties	24,030	23,618	19,778
Professional and consulting fees	67,884	74,072	93,071
Communications	117,502	121,646	120,037
Selling and promotion	38,048	38,234	81,829
Commissions and floor brokerage	64,708	59,376	63,617
Interest expense	69,329	76,607	60,246
Other expenses	80,888	89,045	118,671
Total expenses	2,178,215	1,991,537	2,041,026
Other income (losses), net:
Gains (losses) on divestitures and sale of investments	312,941	394	18,421
Gains (losses) on equity method investments	6,706	5,023	4,115
Other income (loss)	19,705	1,580	30,511
Total other income (losses), net	339,352	6,997	53,047
Income (loss) from operations before income taxes	176,501	72,221	116,627
Provision (benefit) for income taxes	23,013	21,303	49,811
Consolidated net income (loss)	$153,488	$50,918	$66,816
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	29,481	5,856	22,915
Net income (loss) available to common stockholders	$124,007	$45,062	$43,901
Per share data:
Basic earnings (loss) per share
Net income (loss) available to common stockholders	$124,007	$45,062	$43,901
Basic earnings (loss) per share	$0.33	$0.12	$0.13
Basic weighted-average shares of common stock outstanding	379,215	361,736	344,332
Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$173,995	$64,787	$58,871
Fully diluted earnings (loss) per share	$0.32	$0.12	$0.12
Fully diluted weighted-average shares of common stock outstanding	540,020	546,848	472,187
The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Consolidated net income (loss)	$153,488	$50,918	$66,816
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(13,747)	6,457	(86)
Benefit plans	301	(1,840)	(12,928)
Total other comprehensive income (loss), net of tax	(13,446)	4,617	(13,014)
Comprehensive income (loss)	140,042	55,535	53,802
Less: Comprehensive income (loss) attributable to noncontrolling interest in subsidiaries, net of tax	27,653	6,301	18,538
Comprehensive income (loss) attributable to common stockholders	$112,389	$49,234	$35,264
The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$153,488	$50,918	$66,816
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Gain on Insurance Business Disposition	(312,941)	—	—
Fixed asset depreciation and intangible asset amortization	81,874	85,422	81,868
Employee loan amortization and reserves on employee loans	217,655	67,032	35,650
Equity-based compensation and allocations of net income to limited partnership units and FPUs	256,164	183,545	170,625
Deferred compensation expense	347	630	5,879
Losses (gains) on equity method investments	(6,706)	(1,126)	(4,115)
Realized losses (gains) on marketable securities	—	(289)	(3,528)
Unrealized losses (gains) on marketable securities	(56)	(69)	(3,204)
Loss (gains) on other investments	73	431	(18,163)
Amortization of discount (premium) on notes payable	3,592	4,187	3,223
Impairment of fixed assets, intangible assets and investments	11,246	11,431	4,536
Deferred tax provision (benefit)	(11,947)	(16,549)	(4,196)
Change in estimated acquisition earn-out payables	4,285	4,661	5,622
Forfeitures of Class A common stock	(553)	—	(139)
Other	(4,915)	2,730	(5,682)
Consolidated net income (loss), adjusted for non-cash and non-operating items	391,606	392,954	335,192
Decrease (increase) in operating assets:
Securities owned	17,626	(1,346)	883
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(482,669)	246,498	389,058
Accrued commissions receivable, net	(101,314)	44,389	(22,287)
Loans, forgivable loans and other receivables from employees and partners, net	(38,571)	(149,145)	(119,469)
Receivables from related parties	8,377	5,465	(4,215)
Other assets	1,543	(20,074)	5,239
Increase (decrease) in operating liabilities:
Repurchase agreements	—	—	(986)
Securities loaned	—	(13,902)	(1,238)
Accrued compensation	17,989	13,752	(7,231)
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	477,083	(236,314)	(353,281)
Payables to related parties	18,596	(37,613)	36,855
Accounts payable, accrued and other liabilities	106,919	57,949	(17,420)
Net cash provided by (used in) operating activities	$417,185	$302,613	$241,100
CASH FLOWS FROM INVESTING ACTIVITIES:
Gross proceeds from Insurance Business Disposition	$534,916	$—	$—
Cash and restricted cash transferred as part of Insurance Business Disposition	(369,407)	—	—
Purchases of fixed assets	(10,112)	(30,829)	(46,665)
Capitalization of software development costs	(43,178)	(54,342)	(50,833)
Purchase of equity method investments	(1,115)	(1,458)	(1,715)
Proceeds from equity method investments	10,029	4,326	3,737
Payments for acquisitions, net of cash acquired	—	(7,871)	28,261
Proceeds from sale of marketable securities	—	14,237	24,626
Purchase of other assets	—	(2,000)	—
Net cash provided by (used in) investing activities	$121,133	$(77,937)	$(42,589)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt and collateralized borrowings	$(566,244)	$(357,789)	$(332,378)
Issuance of long-term debt and collateralized borrowings, net of deferred issuance costs	298,419	524,396	709,849

BGC PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Earnings distributions to limited partnership interests and other noncontrolling interests	(52,169)	(63,109)	(113,673)
Redemption and repurchase of limited partnership interests	(110,565)	(47,613)	(43,270)
Dividends to stockholders	(15,098)	(60,440)	(192,442)
Repurchase of Class A common stock	(365,398)	(6)	(1,236)
Cancellation of RSUs in satisfaction of withholding tax requirements	—	—	(458)
Proceeds from sale of Cantor Units in BGC Holdings	7,894	—	—
Pre-acquisition cash capital contribution to Futures Exchange Group	3,845	—	—
Acquisition of Futures Exchange Group	(9,022)	—	—
Payments on acquisition earn-outs	(11,199)	(8,540)	(8,146)
Net cash provided by (used in) financing activities	$(819,537)	$(13,101)	$18,246
Effect of exchange rate changes on Cash and cash equivalents, and Cash segregated under regulatory requirements	(5,388)	993	2,630
Net increase (decrease) in Cash and cash equivalents, and Cash segregated under regulatory requirements	(286,607)	212,568	219,387
Cash and cash equivalents, and Cash segregated under regulatory requirements at beginning of period	853,406	640,838	421,451
Cash and cash equivalents, and Cash segregated under regulatory requirements at end of period	$566,799	$853,406	$640,838
Supplemental cash information:
Cash paid during the period for taxes	$43,357	$41,910	$47,997
Cash paid during the period for interest	66,450	69,572	51,776
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$157,547	$11,388	$26,146
Issuance of Class A and contingent Class A common stock and limited partnership interests for acquisitions	1,160	1,578	3,040
ROU assets and liabilities	7,367	34,456	169,065
The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Year Ended December 31, 2019
(in thousands, except share amounts)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2019	$3,417	$459	$2,217,340	$(314,240)	$(1,116,026)	$(24,465)	$88,974	$855,459
Consolidated net income (loss)	—	—	—	—	43,901	—	22,915	66,816
Other comprehensive gain, net of tax	—	—	—	—	—	(8,637)	(4,377)	(13,014)
Equity-based compensation, 434,694 shares	4	—	7,066	—	—	—	3,419	10,489
Dividends to common stockholders	—	—	—	—	(192,442)	—	—	(192,442)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(89,616)	(89,616)
Grant of exchangeability and redemption of limited partnership interests, issuance of 15,008,431 shares	150	—	56,455	—	—	—	29,853	86,458
Issuance of Class A common stock (net of costs), 212,711 shares	2	—	879	—	—	—	235	1,116
Redemption of FPUs, 56,878 units	—	—	—	—	—	—	(256)	(256)
Repurchase of Class A common stock, 233,172 shares	—	—	—	(970)	—	—	(266)	(1,236)
Forfeiture of Class A common stock, 22,046 shares	—	—	(12)	(98)	—	—	(29)	(139)
Contributions of capital to and from Cantor for equity-based compensation	—	—	(382)	—	—	—	246	(136)
Issuance of Class A common stock and RSUs for acquisitions, 1,039,452 shares	11	—	4,471	—	—	—	(1,442)	3,040
Other	—	—	3,247	—	—	—	(680)	2,567
Balance, December 31, 2019	$3,584	$459	$2,289,064	$(315,308)	$(1,264,567)	$(33,102)	$48,976	$729,106
The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Year Ended December 31, 2020
(in thousands, except share amounts)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2020	$3,584	$459	$2,289,064	$(315,308)	$(1,264,567)	$(33,102)	$48,976	$729,106
Consolidated net income (loss)	—	—	—	—	45,062	—	5,856	50,918
Other comprehensive gain, net of tax	—	—	—	—	—	4,172	445	4,617
Equity-based compensation, 1,133,725 shares	11	—	8,565	—	—	—	4,096	12,672
Dividends to common stockholders	—	—	—	—	(60,440)	—	—	(60,440)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(36,569)	(36,569)
Grant of exchangeability and redemption of limited partnership interests, issuance of 13,190,311 shares	132	—	61,766	—	—	—	31,895	93,793
Issuance of Class A common stock (net of costs), 390,570 shares	4	—	5,381	—	—	—	120	5,505
Redemption of FPUs, 730,141 units	—	—	—	—	—	—	(102)	(102)
Repurchase of Class A common stock, 2,259 shares	—	—	—	(5)	—	—	(1)	(6)
Contributions of capital to and from Cantor for equity-based compensation	—	—	3,613	—	—	—	1,906	5,519
Issuance of Class A common stock and RSUs for acquisitions, 390,775 shares	4	—	1,664	—	—	—	(90)	1,578
Cumulative effect of CECL standard adoption	—	—	—	—	(883)	—	(417)	(1,300)
Other	—	—	5,060	—	—	—	946	6,006
Balance, December 31, 2020	$3,735	$459	$2,375,113	$(315,313)	$(1,280,828)	$(28,930)	$57,061	$811,297
The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Year Ended December 31, 2021
(in thousands, except share amounts)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2021	$3,735	$459	$2,375,113	$(315,313)	$(1,280,828)	$(28,930)	$57,061	$811,297
Consolidated net income (loss)	—	—	—	—	124,007	—	29,481	153,488
Other comprehensive income (loss), net of tax	—	—	—	—	—	(11,618)	(1,828)	(13,446)
Equity-based compensation, 2,167,170 shares	22	—	13,015	—	—	—	4,887	17,924
Dividends to common stockholders	—	—	—	—	(15,098)	—	—	(15,098)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(22,658)	(22,658)
Grant of exchangeability and redemption of limited partnership interests, issuance of 58,024,858 shares	580	—	69,855	—	—	—	49,524	119,959
Issuance of Class A common stock (net of costs), 417,247 shares	4	—	1,492	—	—	—	14	1,510
Redemption of FPUs, 1,198,131 units	—	—	—	—	—	—	(408)	(408)
Repurchase of Class A common stock, 68,253,498 shares	—	—	—	(307,773)	—	—	(57,625)	(365,398)
Forfeiture of Class A common stock, 140,188 shares	—	—	181	(648)	—	—	(86)	(553)
Contributions of capital to and from Cantor for equity-based compensation	—	—	(15,429)	—	—	—	(12,582)	(28,011)
Grant of exchangeability, redemption of limited partnership interests and issuance of Class A common stock and RSUs for acquisitions, 1,789,018 shares	18	—	9,825	—	—	—	(8,683)	1,160
Cantor purchase of Cantor units from BGC Holdings upon redemption of FPUs, 4,408,931 units	—	—	—	—	—	—	7,894	7,894
Acquisition of Futures Exchange Group	—	—	(7,616)	—	—	—	(1,406)	(9,022)
Other	—	—	4,699	—	—	—	(22)	4,677
Balance, December 31, 2021	$4,359	$459	$2,451,135	$(623,734)	$(1,171,919)	$(40,548)	$43,563	$663,315

	For the Year Ended December 31,
	2021	2020	2019
Dividends declared per share of common stock	$0.04	$0.17	$0.56
Dividends declared and paid per share of common stock	$0.04	$0.17	$0.56
The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Organization and Basis of Presentation
Business Overview
BGC Partners, Inc. is a leading global financial brokerage and technology company servicing the global financial markets. Through brands including BGC, GFI, Sunrise Brokers, Poten & Partners, RP Martin and Fenics, among others, the Company specializes in the brokerage of a broad range of products, including fixed income such as government bonds, corporate bonds, and other debt instruments, as well as related interest rate derivatives and credit derivatives. The Company also brokers products across FX, equity derivatives and cash equities, energy and commodities, shipping and futures and options. The Company’s businesses also provide a wide variety of services, including trade execution, connectivity solutions, brokerage services, clearing, trade compression and other post-trade services, information, and other back-office services to a broad assortment of financial and non-financial institutions.
BGC Partners’ integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use Voice, Hybrid, or in many markets, Fully Electronic brokerage services in connection with transactions executed either OTC or through an exchange. Through the Company’s Fenics group of electronic brands, BGC Partners offers a number of market infrastructure and connectivity services, Fully Electronic marketplaces, and the Fully Electronic brokerage of certain products that also may trade via Voice and Hybrid execution. The full suite of Fenics offerings includes Fully Electronic and Hybrid brokerage, market data and related information services, trade compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions. Fenics brands also operate under the names Fenics, FMX, BGC Trader, CreditMatch, Fenics Market Data, Fenics GO, BGC Market Data, kACE2, Capitalab, Swaptioniser, CBID, Lucera and LumeAlfa.
BGC, BGC Partners, BGC Trader, GFI, GFI Ginga, CreditMatch, Fenics, Fenics.com, FMX, Sunrise Brokers, Poten & Partners, RP Martin, kACE2, Capitalab, Swaptioniser, CBID, Aqua, Lucera and LumeAlfa are trademarks/service marks, and/or registered trademarks/service marks of BGC Partners, Inc. and/or its affiliates.
The Company’s customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, and investment firms. BGC Partners has dozens of offices globally in major markets including New York and London, as well as in Bahrain, Beijing, Bermuda, Bogotá, Brisbane, Buenos Aires, Chicago, Copenhagen, Dubai, Dublin, Frankfurt, Geneva, Hong Kong, Houston, Istanbul, Johannesburg, Madrid, Melbourne, Mexico City, Miami, Milan, Monaco, Moscow, Nyon, Paris, Rio de Janeiro, Santiago, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tel Aviv, Tokyo, Toronto, and Zurich.
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
On November 1, 2021, the Company completed the Insurance Business Disposition (see Note 5—"Divestitures" for additional information).
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
The following tables summarize the impact of the Futures Exchange Group acquisition to the Company's consolidated statement of financial condition as of December 31, 2020, and to the Company's consolidated statements of operations for the years ended December 31, 2020 and 2019 (in thousands, except per share amounts):

	December 31, 2020
	As Previously Reported	Retrospective Adjustments	As Adjusted
Total assets	$3,949,300	$3,942	$3,953,242
Total liabilities	$3,120,397	$874	$3,121,271
Total equity	$808,229	$3,068	$811,297
Total liabilities, redeemable partnership interest, and equity	$3,949,300	$3,942	$3,953,242

	Year Ended December 31, 2020			Year Ended December 31, 2019
	As Previously Reported	Retrospective Adjustments	As Adjusted	As Previously Reported	Retrospective Adjustments	As Adjusted
Income (loss) from operations before income taxes	$77,905	$(5,684)	$72,221	$122,064	$(5,437)	$116,627
Consolidated net income (loss)	$56,602	$(5,684)	$50,918	$72,253	$(5,437)	$66,816
Net income (loss) attributable to noncontrolling interest in subsidiaries	$7,694	$(1,838)	$5,856	$24,691	$(1,776)	$22,915
Net income (loss) available to common stockholders	$48,908	$(3,846)	$45,062	$47,562	$(3,661)	$43,901
Basic earnings (loss) per share	$0.14	$(0.02)	$0.12	$0.14	$(0.01)	$0.13
Diluted earnings (loss) per share	$0.13	$(0.01)	$0.12	$0.13	$(0.01)	$0.12
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
During the year ended December 31, 2019, the Company changed the line item formerly known as “Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock” to “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the Company’s consolidated statements of operations and consolidated statements of cash flows. The change resulted in the reclassification of amortization charges related to equity-based awards such as REUs and RSUs from “Compensation and employee benefits” to “Equity-based compensation and allocations of net income to limited partnership units and FPUs.” This change in presentation had no impact on the Company’s “Total compensation and employee benefits” nor “Total expenses.”
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

Under the new transition method, a reporting entity would initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption; continue to report comparative periods presented in the financial statements in the period of adoption in accordance with legacy U.S. GAAP (i.e., ASC 840, Leases); and provide the required disclosures under ASC 840 for all periods presented under legacy U.S. GAAP. Further, ASU No. 2018-11 contains a practical expedient that allows lessors to avoid separating lease and associated non-lease components within a contract if certain criteria are met. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors, to clarify guidance for lessors on sales taxes and other similar taxes collected from lessees, certain lessor costs and recognition of variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842), Codification Improvements, to clarify certain application and transitional disclosure aspects of the new leases standard. The amendments address determination of the fair value of the underlying asset by lessors that are not manufacturers or dealers and clarify interim period transition disclosure requirements, among other issues. The guidance in ASUs No. 2016-02, 2018-10, 2018-11 and 2018-20 was effective beginning January 1, 2019, with early adoption permitted; whereas the guidance in ASU No. 2019-01 was effective beginning January 1, 2020, with early adoption permitted. The Company adopted the above-mentioned standards on January 1, 2019 using the effective date as the date of initial application. Therefore, pursuant to this transition method financial information was not updated and the disclosures required under the new leases standards were not provided for dates and periods before January 1, 2019. The guidance provides a number of optional practical expedients to be utilized by lessees upon transition. Accordingly, BGC elected the “package of practical expedients,” which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. BGC did not elect the use-of-hindsight or the practical expedient pertaining to land easements, with the latter not being applicable to the Company. The standard also provides practical expedients for an entity’s ongoing accounting as a lessee. BGC elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets and lease liabilities, and this includes not recognizing ROU assets and lease liabilities for existing short-term leases of those assets upon transition. The Company also elected the practical expedient to not separate lease and non-lease components for all of leases other than leases of real estate. As a result, upon adoption, acting primarily as a lessee, BGC recognized a $192.4 million ROU asset and a $206.0 million lease liability on its consolidated statements of financial condition for its real estate and equipment operating leases. The adoption of the guidance did not have a material impact on the Company’s consolidated statements of operations, consolidated statements of changes in equity and consolidated statements of cash flows. See Note 25—“Leases” for additional information on the Company’s leasing arrangements.
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
In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements. The standard amends the Codification by moving existing disclosure requirements to (or adding appropriate references in) the relevant disclosure sections. The ASU also clarifies various provisions of the Codification by amending and adding new headings, cross-referencing, and refining or correcting terminology. BGC adopted the standard on the required effective date beginning January 1, 2021 and it was applied using a modified retrospective method of transition. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.
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
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The standard is expected to reduce complexity and improve comparability of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The ASU also enhances information transparency by making targeted improvements to the related disclosures guidance. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The new standard became effective for the Company beginning January 1, 2022 and can be applied using either a modified retrospective or a fully retrospective method of transition. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The standard improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability, as well as payment terms and their effect on subsequent revenue recognized by the acquirer. The ASU requires companies to apply guidance in ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination, and, thus, creates an exception to the general recognition and measurement principle in ASC 805, Business Combinations. The new standard will become effective for the Company beginning January 1, 2023, can be applied prospectively for business combinations occurring on or after the effective date, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s consolidated financial statements.
In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The standard requires business entities to make annual disclosures about transactions with a government they account for by analogizing to a grant or contribution accounting model. The guidance is aimed at increasing transparency about government assistance transactions that are not in the scope of other U.S. GAAP guidance. The ASU requires disclosure of the nature and significant terms and considerations of the transactions, the accounting policies used and the effects of those transactions on an entity’s financial statements. The new standard will become effective for the Company’s financial statements issued for annual reporting periods beginning on January 1, 2022, can be applied prospectively or retrospectively, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s consolidated financial statements.
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
As a result of the Separation, limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time who held a BGC Holdings limited partnership interest received a corresponding Newmark Holdings limited partnership interest, determined by the Contribution Ratio, which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2, divided by the Exchange Ratio. Initially, the Exchange Ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the Exchange Ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. The Exchange Ratio as of December 31, 2021 equaled 0.9444.
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
The Company has also awarded certain Preferred Units. Each quarter, the net profits of BGC Holdings and Newmark Holdings are allocated to such units at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation. These allocations are deducted before the calculation and distribution of the quarterly partnership distribution for the remaining partnership interests and are generally contingent upon services being provided by the unit holder. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution. Preferred Units may not be made exchangeable into Class A common stock, and are only entitled to the Preferred Distribution; accordingly, they are not included in the fully diluted share count. The quarterly allocations of net income on Preferred Units are reflected the same as those of the LPUs described above in the Company’s consolidated statements of operations. After deduction of the Preferred Distribution, the remaining partnership units generally receive quarterly allocations of net income based on their weighted-average pro rata share of economic ownership of the operating subsidiaries. Preferred Units are granted in connection with the grant of certain LPUs, such as PSUs, which may be granted exchangeability or redeemed in connection with the issuance of shares of common stock to cover the withholding taxes owed by the unit holder, rather than issuing the gross amount of shares to employees, subject to cashless withholding of shares to pay applicable withholding taxes.
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
General
Certain of the limited partnership interests, described above, have been granted exchangeability into shares of BGC or Newmark Class A common stock, and additional limited partnership interests may become exchangeable into shares of BGC or Newmark Class A common stock. In addition, certain limited partnership interests have been granted the right to exchange into or have been exchanged into a partnership unit with a capital account, such as HDUs. HDUs have a stated capital account which is initially based on the closing trading price of Class A common stock at the time the HDU is granted. HDUs participate in quarterly partnership distributions and are generally not exchangeable into shares of Class A common stock.
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
Commissions:
The Company derives its commission revenues from securities, commodities and insurance-related transactions, whereby the Company connects buyers and sellers in the OTC and exchange markets and assists in the negotiation of the price and other material terms. These transactions result from the provision of service related to executing, settling and clearing transactions for customers. Trade execution and clearing services, when provided together, represent a single performance obligation as the services are not separately identifiable in the context of the contract. Commission revenues are recognized at a point in time on the trade-date, when the customer obtains control of the service and can direct the use of, and obtain substantially all of the remaining benefits from the asset. The Company records a receivable between the trade-date and settlement date when payment is received.
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
In addition, BGC premiums collected from insureds but not yet remitted to insurance companies and claims collected from insurance companies but not yet remitted to insureds are recorded as “Cash segregated under regulatory requirements,” and the corresponding liability is recorded as “Accounts payable, accrued and other liabilities” in the Company’s consolidated statements of financial condition. The Company sold its Insurance brokerage business on November 1, 2021 (see Note 5—"Divestitures" for additional information).
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
See Note 13—“Fair Value of Financial Assets and Liabilities” for more information on the fair value of financial assets and liabilities.
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
Current Expected Credit Losses (CECL)
The accounting policy changes described below were updated pursuant to the adoption of ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments and related amendments on January 1, 2020. These policy updates have been applied using the modified retrospective approach in the Company’s consolidated financial statements from January 1, 2020 onward. Financial information for the historical comparable periods was not revised and continues to be reported under the accounting standards in effect during those historical periods. In accordance with the guidance in ASC 326, the Company presents its financial assets that are measured at amortized cost, net of an allowance for credit losses, which represents the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets carried at amortized cost, as well as changes to expected lifetime credit losses during the period, are recognized in earnings. The CECL methodology’s impact on expected credit losses, among other things, reflects the Company’s view of the current state of the economy, forecasted macroeconomic conditions and the Company’s portfolios. Refer to Note 26—“Current Expected Credit Losses (CECL)” for additional information.
Accrued Commissions and Other Receivables, Net:
The Company has accrued commissions receivable from securities and commodities transactions. Accrued commissions receivable are presented net of allowance for doubtful accounts of approximately $9.9 million and $14.0 million as of December 31, 2021 and 2020, respectively. The allowance is based on management’s estimate and reviewed periodically based on the facts and circumstances of each outstanding receivable.
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
The PD rate is sourced from Moody’s Annual Default Study for Corporates and it corresponds to the 1983-2021 average 1-year default rate by rating. The Moody’s quarterly updated data is used as well, if deemed appropriate. A significant number of the Company’s counterparties are publicly rated, and, therefore, the Moody’s PD rate is used as a proxy based on the counterparty’s external rating. In addition, the Company maintains internal obligor ratings that map to Moody’s long-term ratings.
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
The macroeconomic adjustment is based on an average of the outlook scenarios for changes in the Real GDP growth rate for advanced economies over the next year, including the impact of COVID-19. Historical and forecast data for this metric is obtained from the International Monetary Fund’s World Economic Outlook database. The Company believes that changes in expected credit losses for its counterparties are impacted by changes in broad economic activity and, therefore, determined that the Real GDP growth rate was a reasonable metric to evaluate for macroeconomic adjustments. Further, given that the Company’s receivables are related to counterparties with global operations, management sourced the data for this metric as applicable to advanced economies. The Company notes that, given the short-term nature of these receivables, a forecast beyond 1 year is neither required nor appropriate, and, therefore, the adjustment also covers the approximated life of these assets with no need for reversion.
In the Company’s capacity as an insurance agent and broker, BGC collected premiums from insureds and, after deducting its commission, remited the premiums to the respective insurers. BGC also collected claims or refunds from insurers on behalf of insureds. Uncollected premiums from insureds and uncollected claims or refunds from insurers were recorded as “Accrued commissions and other receivables, net”, and the corresponding unremitted insurance premiums and claims held in a fiduciary capacity were recorded as “Accounts payable, accrued and other liabilities” in the Company’s consolidated statements of financial condition. The Company sold its Insurance brokerage business on November 1, 2021 (see Note 5—"Divestitures" for additional information).
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
Goodwill and Other Intangible Assets, Net:
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. As prescribed in the U.S. GAAP guidance, Intangibles—Goodwill and Other, goodwill and other indefinite-lived intangible assets are not amortized, but instead are periodically tested for impairment. The Company reviews goodwill and other indefinite-lived intangible assets for impairment on an annual basis during the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount. When reviewing goodwill for impairment, BGC first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company performed impairment evaluations for the years ended December 31, 2021, 2020 and 2019 and concluded that there was no impairment of its goodwill during any of these periods. There was no impairment charge recognized for the Company’s indefinite-lived intangible assets other than goodwill for the years ended December 31, 2021, 2020 and 2019.
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
The Company files income tax returns in the United States federal jurisdiction and various states, local and foreign jurisdictions. The Company is currently open to examination by tax authorities in United States federal, state and local jurisdictions and certain non-U.S. jurisdictions for tax years beginning 2017, 2009 and 2016, respectively.
The Company has finalized its accounting policy with respect to taxes on Global Intangible Low-Taxed Income (GILTI) and has elected to treat taxes associated with the GILTI provision using the Period Cost Method and thus has not recorded deferred taxes for basis differences under this regime.

Equity-Based Compensation:
The Company accounts for equity-based compensation under the fair value recognition provisions. Equity-based compensation expense recognized during the period, for equity-based awards with a stated vesting schedule, is based on the value of the portion of equity-based payment awards that is ultimately expected to vest. The grant-date fair value of equity-based awards with a stated vesting schedule is amortized to expense ratably over the awards’ vesting periods. As this equity-based compensation expense recognized in the Company’s consolidated statements of operations is based on awards ultimately expected to vest, it has been reviewed for estimated forfeitures. Further, forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In addition, equity-based compensation for LPU awards with no stated vesting schedule, is recognized at fair value on the date the award is granted exchangeability or is redeemed in connection with the issuance of shares of common stock.
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
In addition, Preferred Units are granted in connection with the grant of certain LPUs, such as PSUs, which may be granted exchangeability or redeemed in connection with the grant of shares of common stock to cover the withholding taxes owed by the unit holder, rather than issuing the gross amount of shares to employees, subject to cashless withholding of shares to pay applicable withholding taxes. Each quarter, the net profits of BGC Holdings and Newmark Holdings are allocated to Preferred Units at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation (the “Preferred Distribution”). These allocations are deducted before the calculation and distribution of the quarterly partnership distribution for the remaining partnership interests and are generally contingent upon services being provided by the unit holder. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution. Preferred Units may not be made exchangeable into common stock and are only entitled to the Preferred Distribution, and accordingly they are not included in the fully diluted share count. The quarterly allocations of net income on Preferred Units are reflected the same as those of the LPUs described above in the Company’s consolidated statements of operations. After deduction of the Preferred Distribution, the remaining partnership interests generally receive quarterly allocations of net income based on their weighted-average pro-rata share of economic ownership of the operating subsidiaries.
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
Derivative Financial Instruments:
Derivative contracts are instruments, such as futures, forwards, options or swaps contracts, which derive their value from underlying assets, indices, reference rates or a combination of these factors. Derivative instruments may be listed and traded on an exchange, or they may be privately negotiated contracts, which are often referred to as OTC derivatives. Derivatives may involve future commitments to purchase or sell financial instruments or commodities, or to exchange currency or interest payment streams. The amounts exchanged are based on the specific terms of the contract with reference to specified rates, securities, commodities, currencies or indices.

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
4.     Acquisitions
Futures Exchange Group
On July 30, 2021, the Company completed the purchase of the Futures Exchange Group for a purchase price of $4.9 million at closing, plus the cash held at closing by the Futures Exchange Group, and an earn-out, only payable out of the Company's portion of the profits of the Futures Exchange Group, capped at the amount Cantor contributed to the Futures Exchange Group prior to closing. For additional information, see Note 1—“Organization and Basis of Presentation.”
Algomi
On March 6, 2020, the Company completed the acquisition of Algomi, a software company operating under a SaaS model that provides technology to bond market participants to improve their workflow and liquidity by data aggregation, pre-trade information analysis, and execution facilitation.
Other Acquisitions
During the year ended December 31, 2020, the Company completed several smaller acquisitions. The aggregate consideration paid for these acquisitions was not material to the Company’s consolidated financial statements. There were no other acquisitions completed by the Company for the year ended December 31, 2021.
Total Consideration
The total consideration for all acquisitions during the year ended December 31, 2021 was approximately $4.9 million in cash, plus the cash held at closing, for the Futures Exchange Group acquisition, and an earn-out payable out of the Company's portion of the profits of the Futures Exchange Group, capped at the amount Cantor contributed to the Futures Exchange Group prior to closing. There was no other consideration paid during the year ended December 31, 2021.
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
5.    Divestitures
On November 1, 2021, the Company successfully completed the Insurance Business Disposition and, after closing adjustments, received $534.9 million in gross cash proceeds, subject to limited post-closing adjustments. As a result of this sale, the Company recognized a $312.9 million gain, net of banking fees, other professional fees, and compensation expenses, which is included in “Gain (loss) on divestiture and sale of investments” in the Company's consolidated statements of operations. CF&Co served as advisor to the Company in connection with the transaction, and as a result, the banking fees included $4.4 million paid to Cantor upon closing of the transaction. The Company had no significant gains or losses from divestitures or sale of investments during the year ended December 31, 2020. During the year ended December 31, 2019, the Company completed the sale of CSC, which was part of its energy and commodities businesses. As a result of this sale, the Company recognized a $18.4 million gain, which is included in “Gain (loss) on divestiture and sale of investments” in the Company’s consolidated statements of operations.

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
Basic Earnings Per Share:
The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Basic earnings (loss) per share:
Net income (loss) available to common stockholders	$124,007	$45,062	$43,901
Basic weighted-average shares of common stock outstanding	379,215	361,736	344,332
Basic earnings (loss) per share	$0.33	$0.12	$0.13
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
The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Fully diluted earnings (loss) per share:
Net income (loss) available to common stockholders	$124,007	$45,062	$43,901
Allocations of net income (loss) to limited partnership interests, net of tax	49,988	19,725	14,970
Net income (loss) for fully diluted shares	$173,995	$64,787	$58,871
Weighted-average shares:
Common stock outstanding	379,215	361,736	344,332
Partnership units¹	155,356	183,130	126,450
RSUs (Treasury stock method)	4,074	737	38
Other	1,375	1,245	1,367
Fully diluted weighted-average shares of common stock outstanding	540,020	546,848	472,187
Fully diluted earnings (loss) per share	$0.32	$0.12	$0.12
____________________________________
1    Partnership units collectively include FPUs, LPUs, and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for more information).
For the years ended December 31, 2021, 2020 and 2019, approximately 0.1 million, 0.7 million and 53.1 million potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the year ended December 31, 2021 included 0.1 million RSUs. Anti-dilutive securities for the year ended December 31, 2020 included 0.7 million RSUs. Anti-dilutive securities for the year ended December 31, 2019 included 52.3 million limited partnership interests and 0.8 million RSUs.

As of December 31, 2021, 2020 and 2019, approximately 36.4 million, 27.7 million and 15.8 million shares, respectively, of contingent shares of BGC Class A common stock, N units, RSUs, and LPUs were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the respective periods.
7.    Stock Transactions and Unit Redemptions
Class A Common Stock
Changes in shares of BGC Class A common stock outstanding for the years ended December 31, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Shares outstanding at beginning of period	323,018	307,915
Share issuances:
Redemptions/exchanges of limited partnership interests¹	58,025	13,190
Vesting of RSUs	2,167	1,134
Acquisitions	1,789	391
Other issuances of BGC Class A common stock	417	345
Issuance of BGC Class A common stock for general corporate purposes	—	45
Treasury stock repurchases	(68,253)	(2)
Forfeitures of restricted BGC Class A common stock	(140)	—
Shares outstanding at end of period	317,023	323,018
____________________________________
1.    Included in redemptions/exchanges of limited partnership interests for the year ended December 31, 2021 are 27.5 million shares of BGC Class A common stock granted in connection with the cancellation of 29.7 million LPUs. Included in redemption/exchanges of limited partnership interests for the year ended December 31, 2020, are 9.5 million shares of BGC Class A common stock granted in connection with the cancellation of 9.2 million LPUs. Because LPUs are included in the Company’s fully diluted share count, if dilutive, redemptions/exchanges in connection with the issuance of BGC Class A common stock would not impact the fully diluted number of shares outstanding.
Class B Common Stock
The Company did not issue any shares of BGC Class B common stock during the years ended December 31, 2021 and 2020. As of December 31, 2021 and 2020, there were 45.9 million shares, respectively, of BGC Class B common stock outstanding.
CEO Program
On March 9, 2018, the Company filed a CEO program shelf registration statement on Form S-3 (the "March 2018 Form S-3") and entered into the March 2018 Sales Agreement, pursuant to which the Company could offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock under the CEO Program. Proceeds from shares of BGC Class A common stock sold under the March 2018 Sales Agreement could be used for the repurchase of shares and the redemptions of limited partnership interests in BGC Holdings, as well as for general corporate purposes, including acquisitions and the repayment of debt. CF&Co is a wholly-owned subsidiary of Cantor and an affiliate of the Company. Under the March 2018 Sales Agreement, the Company agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. The Company did not sell any shares under the March 2018 Sales Agreement during the year ended December 31, 2021. The March 2018 Form S-3 and the March 2018 Sales Agreement expired in September 2021. As of the date of expiration, the Company had sold 17.6 million shares of BGC Class A common stock (or $210.8 million) under the March 2018 Sales Agreement. For additional information on the Company’s CEO Program sales agreements, see Note 14—“Related Party Transactions.” On March 8, 2021, we filed a replacement CEO Program shelf registration statement on Form S-3, which has not yet been declared effective, with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock from time to time on a delayed or continuous basis.

Unit Redemptions and Share Repurchase Program
The Company’s Board and Audit Committee have authorized repurchases of BGC Class A common stock and redemptions of limited partnership interests or other equity interests in the Company’s subsidiaries. On August 3, 2021, the Company’s Board and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of December 31, 2021, the Company had $191.8 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units.
The table below represents the units redeemed and/or shares repurchased for cash and does not include units redeemed/cancelled in connection with the grant of shares of BGC Class A common stock nor the limited partnership interests exchanged for shares of BGC Class A common stock. The gross unit redemptions and share repurchases of BGC Class A common stock during the year ended December 31, 2021 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted- Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Program
Redemptions[1]
January 1, 2021—March 31, 2021	20	$4.40
April 1, 2021—June 30, 2021	4,715	5.82
July 1, 2021—September 30, 2021	73	5.14
October 1, 2021—December 31, 2021	38	5.37
Total Redemptions	4,846	$5.80
Repurchases[2]
January 1, 2021—March 31, 2021	965	$4.56
April 1, 2021—June 30, 2021	16,542	6.25
July 1, 2021—September 30, 2021	24,433	5.19
October 1, 2021—December 31, 2021	26,313	4.97
Total Repurchases	68,253	5.35
Total Redemptions and Repurchases	73,099	$5.38	$191,809
____________________________________
1.    During the year ended December 31, 2021, the Company redeemed 4.7 million LPUs at an aggregate redemption price of $27.5 million for a weighted-average price of $5.83 per unit and 0.1 million FPUs at an aggregate redemption price of $0.6 million for a weighted-average price of $4.86 per unit. During the year ended December 31, 2020, the Company redeemed 1.8 million LPUs at an aggregate redemption price of $5.5 million for a weighted-average price of $3.03 per unit and approximately 0.7 million FPUs at an aggregate redemption price of $1.3 million for a weighted-average price of $1.79 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 27.5 million shares and 9.5 million shares of BGC Class A common stock during the years ended December 31, 2021 and 2020, respectively, nor the limited partnership interests exchanged for 32.2 million and 3.7 million shares of BGC Class A common stock during the years ended December 31, 2021 and 2020, respectively.
2.    During the year ended December 31, 2021, the Company repurchased 68.3 million shares of BGC Class A common stock at an aggregate price of $365.4 million for a weighted-average price of $5.35 per share. During the year ended December 31, 2020, the Company repurchased approximately 2 thousand shares of BGC Class A common stock at an aggregate price of $6 thousand for a weighted-average price of $2.58 per share.

Redeemable Partnership Interest
The changes in the carrying amount of FPUs for the years ended December 31, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Balance at beginning of period	$20,674	$23,638
Consolidated net income allocated to FPUs	2,031	815
Earnings distributions	(957)	(815)
FPUs exchanged	(1,129)	(1,682)
FPUs redeemed	(1,858)	(1,282)
Balance at end of period	$18,761	$20,674
8.    Securities Owned
Securities owned primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total securities owned were $40.8 million and $58.6 million as of December 31, 2021 and 2020, respectively. For additional information, see Note 13—“Fair Value of Financial Assets and Liabilities.”
9.    Collateralized Transactions
Repurchase Agreements
Securities sold under Repurchase Agreements are accounted for as collateralized financing transactions and are recorded at the contractual amount for which the securities will be repurchased, including accrued interest. As of December 31, 2021 and 2020, the Company had not facilitated any Repurchase Agreements for the purpose of financing fails.
10.    Marketable Securities
Marketable securities consist of the Company’s ownership of equity securities carried at fair value in accordance with ASU 2016-01. The securities had a fair value of $0.4 million and $0.3 million as of December 31, 2021 and 2020, respectively.
These marketable securities are measured at fair value, with any changes in fair value recognized in earnings and included in “Other income (loss)” in the Company’s consolidated statements of operations. During the years ended December 31, 2021, 2020 and 2019, the Company recognized realized and unrealized net gains of $0.1 million, $0.4 million and $6.7 million, respectively, related to sales of shares, the mark-to-market adjustments on shares, and any related hedging transactions, when applicable.
During the year ended December 31, 2021, the Company did not sell any marketable securities. During the year ended December 31, 2020, the Company sold marketable securities with a fair value of $14.2 million at the time of sale. The Company did not purchase any marketable securities during the years ended December 31, 2021 and 2020.
11.    Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers
Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts (see Note 12—“Derivatives”). As of December 31, 2021 and December 31, 2020, Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to deliver	$640,696	$158,976
Receivables from clearing organizations	118,979	126,879
Other receivables from broker-dealers and customers	14,386	14,237
Net pending trades	5,506	2,999
Open derivative contracts	2,879	931
Total	$782,446	$304,022
Payables to broker-dealers, clearing organizations, customers and related broker-dealers:
Contract values of fails to receive	$617,018	$154,050
Payables to clearing organizations	22,679	12,373
Other payables to broker-dealers and customers	13,732	11,838
Open derivative contracts	2,849	1,460
Total	$656,278	$179,721

A portion of these receivables and payables are with Cantor. See Note 14—“Related Party Transactions” for additional information related to these receivables and payables.
Substantially all open fails to deliver, open fails to receive and pending trade transactions as of December 31, 2021 have subsequently settled at the contracted amounts.
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
The fair value of derivative contracts, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	December 31, 2021			December 31, 2020
Derivative contract	Assets	Liabilities	Notional Amounts[1]	Assets	Liabilities	Notional Amounts[1]
FX/commodities options	$—	$—	$—	$74	$—	$4,844
Forwards	392	419	207,966	295	215	302,141
FX swaps	2,487	1,490	571,280	562	319	513,588
Futures	—	940	3,914,813	—	926	6,113,220
Total	$2,879	$2,849	$4,694,059	$931	$1,460	$6,933,793
____________________________________

1.Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of the Company’s derivative activity, and do not represent anticipated losses.
Certain of the Company’s FX swaps are with Cantor. See Note 14—“Related Party Transactions” for additional information related to these transactions.
The replacement costs of contracts in a gain position were $2.9 million and $0.9 million, as of December 31, 2021 and 2020, respectively.
The following tables present information about the offsetting of derivative instruments as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition
Assets
Forwards	$452	$(60)	$392
FX swaps	3,025	(538)	2,487
Futures	70,497	(70,497)	—
Total derivative assets	$73,974	$(71,095)	$2,879
Liabilities
FX swaps	$2,028	$(538)	$1,490
Forwards	479	(60)	419
Futures	71,437	(70,497)	940
Total derivative liabilities	$73,944	$(71,095)	$2,849

	December 31, 2020
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition
Assets
FX/commodities options	$74	$—	$74
Forwards	338	(43)	295
FX swaps	583	(21)	562
Futures	41,257	(41,257)	—
Total derivative assets	$42,252	$(41,321)	$931
Liabilities
FX swaps	$340	$(21)	$319
Forwards	258	(43)	215
Futures	42,183	(41,257)	926
Total derivative liabilities	$42,781	$(41,321)	$1,460
There were no additional balances in gross amounts not offset as of December 31, 2021 and 2020, respectively.
The change in fair value of derivative contracts is reported as part of “Principal transactions” in the Company’s consolidated statements of operations. The change in fair value of equity options related to marketable securities is included as part of “Other income (loss)” in the Company’s consolidated statements of operations.
The table below summarizes gains and (losses) on derivative contracts for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31, 2021
Derivative contract	2021	2020	2019
Futures	$10,902	$10,100	$15,316
FX/commodities options	225	293	252
FX swaps	182	381	2,340
Forwards	(43)	97	(3,597)
Equity options	—	—	318
Gains (losses)	$11,266	$10,871	$14,629

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
The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	Assets at Fair Value at December 31, 2021
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Marketable securities	$406	$—	$—	$—	$406
Securities owned—Government debt	40,602	—	—	—	40,602
Securities owned—Equities	235	—	—	—	235
Forwards	—	452	—	(60)	392
FX swaps	—	3,025	—	(538)	2,487
Futures	—	70,497	—	(70,497)	—
Securities owned—Corporate bonds	—	1	—	—	1
Total	$41,243	$73,975	$—	$(71,095)	$44,123

	Liabilities at Fair Value at December 31, 2021
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Futures	$—	$71,437	$—	$(70,497)	$940
FX swaps	—	2,028	—	(538)	1,490
Forwards	—	479	—	(60)	419
Contingent consideration	—	—	29,756	—	29,756
Total	$—	$73,944	$29,756	$(71,095)	$32,605

	Assets at Fair Value at December 31, 2020
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Marketable securities	$349	$—	$—	$—	$349
Securities owned—Government debt	57,918	—	—	—	57,918
Securities owned—Equities	75	—	—	—	75
FX/commodities options	74	—	—	—	74
Forwards	—	338	—	(43)	295
FX swaps	—	583	—	(21)	562
Futures	—	41,257	—	(41,257)	—
Securities owned—Corporate bonds	—	579	—	—	579
Total	$58,416	$42,757	$—	$(41,321)	$59,852

	Liabilities at Fair Value at December 31, 2020
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Futures	$—	$42,183	$—	$(41,257)	$926
FX swaps	—	340	—	(21)	319
Forwards	—	258	—	(43)	215
Contingent consideration	—	—	39,791	—	39,791
Total	$—	$42,781	$39,791	$(41,321)	$41,251
Level 3 Financial Liabilities
Changes in Level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2021 were as follows (in thousands):

							Unrealized (gains) Losses for the period included in:
	Opening Balance as of January 1, 2021	Total realized and unrealized (gains) losses included in Net income (loss)	Unrealized (gains) losses included in Other comprehensive income (loss)[1]	Purchases/ Issuances	Sales/ Settlements	Closing Balance at December 31, 2021	Net income (loss) on Level 3 Assets / Liabilities Outstanding at December 31, 2021	Other comprehensive income (loss) on Level 3 Assets / Liabilities Outstanding at December 31, 2021
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$39,791	$4,285	$—	$—	$(14,320)	$29,756	$4,285	$—
_______________________________________
1.Unrealized gains (losses) are reported in “Foreign currency translation adjustments,” in the Company’s consolidated statements of comprehensive income (loss).
Changes in Level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2020 were as follows (in thousands):

							Unrealized (gains) Losses for the period included in:
	Opening Balance as of January 1, 2020	Total realized and unrealized (gains) losses included in Net income (loss)[1]	Unrealized (gains) losses included in Other comprehensive income (loss)[2]	Purchases/ Issuances	Sales/ Settlements	Closing Balance at December 31, 2020	Net income (loss) on Level 3 Assets / Liabilities Outstanding at December 31, 2020	Other comprehensive income (loss) on Level 3 Assets / Liabilities Outstanding at December 31, 2020
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$42,159	$4,661	$55	$2,959	$(10,043)	$39,791	$4,649	$—

_______________________________________
1.Realized and unrealized gains (losses) are reported in “Other expenses” and "Other income (loss)," as applicable, in the Company’s consolidated statements of operations.
2.Unrealized gains (losses) are reported in “Foreign currency translation adjustments,” in the Company’s consolidated statements of comprehensive income (loss).
Quantitative Information About Level 3 Fair Value Measurements on a Recurring Basis
The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value as of December 31, 2021
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
				Discount rate[1]	6.8%-10.3%	9.8%
Contingent consideration	$—	$29,756	Present value of expected payments	Probability of meeting earnout and contingencies	11%-100%	71.8%[2]
_______________________________________
1.The discount rate is based on the Company’s calculated weighted-average cost of capital.
2.The probability of meeting the earnout targets was based on the acquirees’ projected future financial performance, including revenues.

	Fair Value as of December 31, 2020
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
				Discount rate[1]	6.8%-10.3%	9.5%
Contingent consideration	$—	$39,791	Present value of expected payments	Probability of meeting earnout and contingencies	39%-100%	82.9%[2]
_______________________________________
1.The discount rate is based on the Company’s calculated weighted-average cost of capital.
2.The probability of meeting the earnout targets was based on the acquirees’ projected future financial performance, including revenues.
Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of December 31, 2021 and 2020, the present value of expected payments related to the Company’s contingent consideration was $29.8 million and $39.8 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, would be $40.6 million and $53.4 million as of December 31, 2021 and 2020, respectively.
Fair Value Measurements on a Non-Recurring Basis
Pursuant to the recognition and measurement guidance for equity investments, effective January 1, 2018, equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. The Company applied the measurement alternative to equity securities with the fair value of approximately $82.0 million and $83.0 million, which were included in “Other assets” in the Company’s consolidated statements of financial condition as of December 31, 2021 and 2020, respectively. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.
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
For the years ended December 31, 2021, 2020 and 2019, Cantor’s share of the net profit (loss) in Tower Bridge was $2.5 million, $0.8 million and $3.1 million, respectively. This net profit is included as part of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s consolidated statements of operations.
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
For the years ended December 31, 2021, 2020 and 2019, the Company recognized related party revenues of $14.9 million, $25.8 million and $29.4 million, respectively, for the services provided to Cantor. These revenues are included as part of “Fees from related parties” in the Company’s consolidated statements of operations.
In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an administrative services agreement whereby certain employees of Cantor are deemed leased employees of the Company. For the years ended December 31, 2021, 2020 and 2019, the Company was charged $81.9 million, $62.6 million and $59.1 million, respectively, for the services provided by Cantor and its affiliates, of which $57.9 million, $39.4 million and $39.8 million, respectively, were to cover compensation to leased employees for the years ended December 31, 2021, 2020 and 2019. The fees charged by Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s consolidated statements of operations. The fees charged by Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s consolidated statements of operations.
Purchase of Futures Exchange Group
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
As part of the purchase of the Futures Exchange Group, Cantor has agreed to indemnify the Company for certain expenses arising at the Futures Exchange Group up to a maximum of $1.0 million. As of December 31, 2021, the Company has recorded assets of $0.4 million in the Company’s consolidated statements of financial condition for this indemnity.
In addition, the Futures Exchange Group received capital contributions from Cantor of $5.3 million, $4.6 million and $3.9 million, for the years ended December 31, 2021, 2020 and 2019, respectively. These capital contributions were made prior to BGC's acquisition of the Futures Exchange Group.
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
On November 30, 2018, BGC Partners caused its subsidiary, BGC Holdings, to distribute in the BGC Holdings Distribution pro rata all of the 1.5 million exchangeable interests of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the BGC Holdings Distribution Date to its limited partners entitled to receive distributions on their BGC Holdings units who were holders of record of such units as of the Record Date (including Cantor and executive officers of BGC). The Newmark Holdings interests distributed to BGC Holdings partners in the BGC Holdings Distribution are exchangeable for shares of Newmark Class A common stock, and, in the case of the 0.4 million Newmark Holdings interests received by Cantor, also into shares of Newmark Class B common stock, at the current Exchange Ratio of 0.9444 shares of Newmark common stock per Newmark Holdings interest (subject to adjustment).
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
Other Agreements with Cantor
The Company is authorized to enter into short-term arrangements with Cantor to cover any delivery failures in connection with U.S. Treasury securities transactions and to share equally in any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of December 31, 2021 and 2020, the Company had not facilitated any Repurchase Agreements with Cantor.
To more effectively manage the Company’s exposure to changes in FX rates, the Company and Cantor have agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to FX currency hedging between the Company and Cantor. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of the Company and Cantor is utilized to determine the shares of profit or loss allocated to each for the period. During the years ended December 31, 2021, 2020 and 2019, the Company recognized its share of FX gains of $0.5 million, $1.5 million and $0.3 million, respectively. These gains and losses are included as part of “Other expenses” in the Company’s consolidated statements of operations.
Pursuant to the separation agreement relating to the Company’s acquisition of certain BGC businesses from Cantor in 2008, Cantor has a right, subject to certain conditions, to be the Company’s customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use market data from the Company without any cost. Any future related party transactions or arrangements between the Company and Cantor are subject to the prior approval by the Audit Committee. During the years ended December 31, 2021, 2020 and 2019, the Company recorded revenues from Cantor entities of $0.1 million, $0.1 million and $0.2 million, respectively, related to commissions paid to the Company by Cantor. These revenues are included as part of “Commissions” in the Company’s consolidated statements of operations.
The Company and Cantor are authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.
In August 2013, the Audit Committee authorized the Company to invest up to $350.0 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used by the Company from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including policies related to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of December 31, 2021 and December 31, 2020, the Company did not have any investments in the program.
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
On November 23, 2018, in the Class B Issuance, BGC Partners issued 10.3 million shares of BGC Partners Class B common stock to Cantor and 0.7 million shares of BGC Partners Class B common stock to CFGM, in each case in exchange for shares of BGC Class A common stock owned by Cantor and CFGM, respectively, on a one-to-one basis pursuant to the Exchange Agreement. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Partners by Cantor or CFGM for the Class B Issuance. Following this exchange, Cantor and its affiliates have the right to exchange under the Exchange Agreement up to an aggregate of 23.6 million shares of BGC Class A common stock, now owned or subsequently acquired, or its Cantor units in BGC Holdings, into shares of BGC Class B common stock. As of December 31, 2021, Cantor and CFGM do not own any shares of BGC Class A common stock.
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
On March 19, 2018, the Company entered into the BGC Credit Agreement with Cantor. The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the previous Credit Facility between BGC and an affiliate of Cantor. On August 6, 2018, the Company entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that could be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2022, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of December 31, 2021 and 2020, there were no borrowings by BGC or Cantor outstanding under this Agreement. The Company did not record any interest expense related to the agreement for the year ended December 31, 2021. The Company recorded interest expense related to the Agreement of $0.4 million for the year ended December 31, 2020. The Company did not record any interest expense related to the agreement for the year ended December 31, 2019.
As part of the Company’s cash management process, the Company may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of December 31, 2021 and 2020, the Company had no reverse repurchase agreements.
Receivables from and Payables to Related Broker-Dealers
Amounts due to or from Cantor and Freedom, one of the Company’s equity method investments, are for transactional revenues under a technology and services agreement with Freedom, as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s consolidated statements of financial condition. As of December 31, 2021 and 2020, the Company had receivables from Freedom of $1.4 million. As of

December 31, 2021 and 2020, the Company had $2.5 million and $0.6 million, respectively, in receivables from Cantor related to open derivative contracts. As of December 31, 2021 and 2020, the Company had $1.5 million and $0.1 million, respectively, in payables to Cantor related to open derivative contracts. As of December 31, 2021, the Company did not have any receivables from and payables to Cantor related to fails and pending trades. As of December 31, 2020, the Company had $26.0 million in payables to Cantor related to fails and pending trades.
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
As of December 31, 2021 and 2020, the aggregate balance of employee loans, net, was $287.0 million and $408.1 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s consolidated statements of financial condition. Compensation expense for the above-mentioned employee loans for the years ended December 31, 2021, 2020 and 2019 was $217.7 million, $67.0 million and $35.7 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s consolidated statements of operations.
Interest income on the above-mentioned employee loans for the years ended December 31, 2021, 2020 and 2019 was $10.0 million, $8.8 million and $4.8 million, respectively. The interest income related to these employee loans is included as part of “Interest and dividend income” in the Company’s consolidated statements of operations.
CEO Program and Other Transactions with CF&Co
As discussed in Note 7—“Stock Transactions and Unit Redemptions,” the Company entered into the March 2018 Sales Agreement with CF&Co, as the Company’s sales agent under the CEO Program. During the year ended December 31, 2021, the Company did not sell any shares of Class A common stock under the March 2018 Sales Agreement. The March 2018 Sales Agreement expired in September 2021. During the year ended December 31, 2020, the Company sold 0.2 million shares under the March 2018 Sales Agreement for aggregate proceeds of $0.9 million, at a weighted-average price of $4.11 per share. For the year ended December 31, 2021, the Company was not charged for services provided by CF&Co related to the CEO program with CF&Co. For the years ended December 31, 2020 and 2019, the Company was charged approximately $9 thousand and $0.1 million, respectively, for services provided by CF&Co related to the Company's Sales Agreements with CF&Co. The net proceeds of the shares sold are included as part of “Additional paid-in capital” in the Company’s consolidated statements of financial condition.
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
On October 3, 2014, management was granted approval by the Board and Audit Committee to enter into stock loan transactions with CF&Co utilizing equities securities. Such stock loan transactions will bear market terms and rates. As of December 31, 2021 and 2020, the Company did not have any Securities loaned transactions with CF&Co. Securities loaned transactions are included in “Securities loaned” in the Company’s consolidated statements of financial condition.
On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes. In connection with this issuance of the 5.125% Senior Notes, the Company recorded $0.5 million in underwriting fees payable to CF&Co. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor tendered $15.0 million of such senior notes in the tender offer completed on August 14, 2020, and did not hold such notes as of December 31, 2021.
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
On June 11, 2020, the Company’s Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by the Company of up to $50.0 million of Company Debt Securities. Repurchases of Company Debt Securities, if any, are expected to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption. Under the authorization, the Company may make repurchases of Company Debt Securities for cash from time to time in the open market or in privately negotiated transactions upon such terms and at such prices as management may determine. Additionally, the Company is authorized to make any such repurchases of Company Debt Securities through CF&Co (or its affiliates), in its capacity as agent or principal, or such other broker-dealers as management shall determine to utilize from time to time, and such repurchases shall be subject to brokerage commissions which are no higher than standard market commission rates. As of December 31, 2021, the Company had $50.0 million remaining from its debt repurchase authorization.
On July 10, 2020, the Company issued an aggregate of $300.0 million principal amount of 4.375% Senior Notes. In connection with this issuance of the 4.375% Senior Notes, the Company recorded $0.2 million in underwriting fees payable to CF&Co. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor purchased $14.5 million of such senior notes and still holds such notes as of December 31, 2021.
On August 14, 2020, the Company completed the cash tender offer to purchase its 5.125% Senior Notes. As of the expiration time, $44.0 million aggregate principal amount of the Notes (14.66%) were validly tendered. CF&Co acted as one of the dealer managers for the offer. As a result of this transaction, $14 thousand in dealer management fees were paid to CF&Co.
Under rules adopted by the CFTC, all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the NFA and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered FCM. From time to time, the Company’s foreign-based brokers engage in interest rate swap transactions with U.S.-based counterparties, and, therefore, the Company is subject to the CFTC requirements. Mint Brokers has entered into guarantees on behalf of the Company, and the Company is required to indemnify Mint Brokers for the amounts, if any, paid by Mint Brokers on behalf of the Company pursuant to this arrangement. Effective April 1, 2020, these guarantees were transferred to Mint Brokers from CF&Co. During the years ended December 31, 2021, 2020 and 2019, the Company recorded fees of $0.1 million with respect to these guarantees. These fees were included in “Fees to related parties” in the Company’s consolidated statements of operations.
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

As of December 31, 2021, there were no FPUs in BGC Holdings remaining, which BGC Holdings had the right to redeem or exchange and with respect to which Cantor will have the right to purchase an equivalent number of Cantor units following such redemption or exchange.
Cantor Aurel Revenue Sharing Agreement
On June 24, 2021, the Board and Audit Committee authorized our French subsidiary, Aurel BGC SAS, to enter into a revenue sharing agreement pursuant to which Cantor shall provide services to Aurel to support Aurel’s investment banking activities with respect to special purpose acquisition companies. The services provided by Cantor to Aurel in support of such SPAC Investment Banking Activities shall include referral of clients, structuring advice, financial advisory services, referral of investors, deal execution services, and other advisory services in support of Aurel’s SPAC Investment Banking Activities pursuant to its French investment services license. As compensation, Cantor shall receive a revenue share of 80% of Aurel’s net revenue attributable to SPAC Investment Banking Activities. The term of the revenue sharing agreement is for an initial period of 12 months, which automatically renews each year unless either party provides notice of termination at least three months prior to the anniversary. Aurel is also authorized to serve as bookrunner, underwriter or advisor in connection with French SPACs which are sponsored by Cantor at market rates for such services. For the year ended December 31, 2021, Aurel had $2.5 million of revenue and $1.7 million of fees payable to Cantor attributable to SPAC Investment Banking Activities, which were included as part of “Other revenues” and “Fees to related parties”, respectively, in the Company's consolidated statements of operations.
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
On December 21, 2021, the Compensation Committee approved a monetization opportunity for Mr. Lutnick. Effective December 21, 2021, 1,939,896 of Mr. Lutnick's non-exchangeable BGC Holdings PPSUs were redeemed for a payment of $10,851,803. Mr. Lutnick also elected to redeem all of his 425,766 exchangeable BGC Holdings PPSUs for a payment of $1,525,706. In connection with the foregoing, Mr. Lutnick's 2,011,731 non-exchangeable BGC Holdings PSUs were redeemed for zero and 2,011,731 shares of BGC Class A common stock were issued to Mr. Lutnick, In addition, 376,651 H Units held by Mr. Lutnick were redeemed for 376,651 HDUs with a capital account of $2,339,003, and in connection with the redemption of these 376,651 H Units, 463,969 Preferred H Units were redeemed for $2,661,000 for taxes.

On December 21, 2021, the Compensation Committee approved a monetization opportunity for Mr. Merkel. Effective December 21, 2021, 90,366 non-exchangeable BGC Holdings PSUs were redeemed for zero, 149,301 of Mr. Merkel's non-exchangeable BGC Holdings PPSUs were redeemed for a cash payment of $555,990, and 90,366 shares of BGC Class A common stock were issued to Mr. Merkel.
On March 2, 2020, the Company granted Stephen M. Merkel 360,065 exchange rights with respect to 360,065 non-exchangeable PSUs that were previously granted to Mr. Merkel. The resulting 360,065 exchangeable PSUs were immediately exchangeable by Mr. Merkel for an aggregate of 360,065 shares of BGC Class A common stock. The grant was approved by the Compensation Committee. On March 20, 2020, the Company redeemed 185,300 of such 360,065 exchangeable PSUs held by Mr. Merkel at the average price of shares of BGC Class A common stock sold under BGC’s CEO Program from March 10, 2020 to March 13, 2020 less 1% (approximately $4.0024 per PSU, for an aggregate redemption price of approximately $741,644). The transaction was approved by the Compensation Committee. Additionally, the Compensation Committee approved the right to exchange for cash 265,568 non-exchangeable PPSUs held by Mr. Merkel, for a payment of $1,507,285 for taxes when the PSU units are exchanged. In connection with the redemption of the 185,300 PSUs, 122,579 PPSUs were redeemed for $661,303 for taxes. On July 30, 2020, the Company redeemed the remaining 174,765 exchangeable PSUs held by Mr. Merkel at the price of $2.76, the closing price of our Class A Common Stock on July 30, 2020. This transaction was approved by the Compensation Committee. In connection with the redemption of the 174,765 PSUs on July 30, 2020, 142,989 PPSUs were redeemed for $846,182 for taxes.
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
In connection with the Company’s 2019 executive compensation process, the Company’s executive officers received certain monetization of prior awards as set forth below.
On December 31, 2019, the Compensation Committee approved the cancellation of 113,032 non-exchangeable PSUs held by Mr. Merkel, and the cancellation of 89,225 non-exchangeable PPSUs (which had a determination price of $5.36 per unit). In connection with these transactions, the Company issued $1,062,500 in BGC Class A common stock, less applicable taxes and withholdings at a 45% tax rate, resulting in 113,032 net shares of BGC Class A common stock at a price of $5.17 per share and the payment of $478,123 for taxes.
On December 31, 2019, the Compensation Committee approved the monetization of 760,797 PPSUs held by Mr. Lutnick (which at an average determination price of $6.57 per share on such date, had a value of $5,000,000). On February 1, 2019, the Compensation Committee approved a modification which consisted of the following: (i) the right to exchange 376,651 non-exchangeable PSUs held by Mr. Lutnick into 376,651 non-exchangeable HDUs (which, based on the closing price of BGC Class A common stock of $6.21 per share on such date, had a value of $2,339,000); and (ii) the right to exchange for cash 463,969 non-exchangeable PPSUs held by Mr. Lutnick, for a payment of $2,661,000 for taxes when (i) is exchanged.
On December 31, 2019, the Compensation Committee approved the grant of exchange rights to Mr. Windeatt with respect to 139,265 non-exchangeable U.K. LPUs (which at the closing price of $5.17 per share on such date, had a value of $720,000) and the exchange for cash (at the average determination price of $4.388 per unit) of 63,814 non-exchangeable PLPUs for a payment of $280,002 for taxes. On February 22, 2019, the Compensation Committee approved the grant of exchange rights to Mr. Windeatt with respect to an additional 22,020 non-exchangeable U.K. LPUs (which at the closing price of $6.26 per share on such date, had a value of $137,845) and the exchange for cash (at the average determination price of $5.6457 per unit) of 9,495 non-exchangeable PLPUs for a payment of $53,606 for taxes.
On December 31, 2019, the Compensation Committee approved the grant of exchange rights to Mr. Lynn with respect to 750,308 non-exchangeable U.K. LPUs (which at the closing price of $5.17 per share on such date, had a value of $3,879,092) and the exchange for cash (at the average determination price of $3.894 per unit) of $287,888 non-exchangeable PLPUs for a payment of $1,120,909 for taxes. On February 22, 2019, the Compensation Committee approved the grant of exchange rights to Mr. Lynn with respect to an additional 43,131 non-exchangeable U.K. LPUs (which at the closing price of $6.26 per share on such date, had a value of $270,000) and the exchange for cash (at the average determination price of $4.1239 per unit) of 25,461 non-exchangeable PLPUs for a payment of $105,000 for taxes.
Transactions with the Relief Fund
During the year ended December 31, 2015, the Company committed to make charitable contributions to the Cantor Fitzgerald Relief Fund in the amount of $40.0 million, which the Company recorded in “Other expenses” in the Company’s consolidated statements of operations for the year ended December 31, 2015. As of December 31, 2021 and 2020, the remaining liability associated with this commitment was $1.7 million and $1.6 million, respectively, which is included in “Accounts payable, accrued and other liabilities” in the Company’s consolidated statements of financial condition. Further, as of December 31, 2021 and 2020 the Company had a liability to the Cantor Fitzgerald Relief Fund for $8.3 million and $1.1 million, respectively, associated with $7.2 million and $1.1 million of additional expense taken in September of 2021 and 2020, respectively.
Other Transactions
As of December 31, 2021 and 2020, BGC recognized $8.3 million payable to Newmark, which is included as part of “Payables to related parties” and “Accounts payable, accrued and other liabilities”, respectively, in the Company's consolidated statements of financial condition. The payable was a result of taxes paid by Newmark on its share of taxable income which were included as part of the Company's consolidated tax return in the periods prior to the Spin-Off.
The Company is authorized to enter into loans, investments or other credit support arrangements for Aqua, an alternative electronic trading platform that offers new pools of block liquidity to the global equities markets; such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. On February 5, 2020 and February 25, 2021, the Board and Audit Committee increased the authorized amount by an additional $2.0 million and $1.0 million, respectively, to an aggregate of $20.2 million. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. Aqua is 51% owned by Cantor and 49% owned by the Company. Aqua is accounted for under the equity method. During the years ended December 31, 2021 and 2020, the Company made $1.1 million and $1.5 million, respectively, in contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s consolidated statements of financial condition.
The Company has also entered into a subordinated loan agreement with Aqua, whereby the Company loaned Aqua the principal sum of $980 thousand. The scheduled maturity date on the subordinated loan is September 1, 2023, and the current rate of interest on the loan is LIBOR plus 600 basis points. The loan to Aqua is recorded as part of “Receivables from related parties” in the Company’s consolidated statements of financial condition.
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
The aggregate purchase price paid by the Company to Cantor consisted of approximately $24.2 million in cash plus a $4.8 million post-closing adjustment determined after closing based on netting Lucera’s expenses paid by Cantor after May 1, 2016 against accounts receivable owed to Lucera by Cantor for access to Lucera’s business from May 1, 2016 through the closing date. The Company previously had a 20% ownership interest in Lucera and accounted for its investment using the equity method. The purchase has been accounted for as a transaction between entities under common control. During the years ended December 31, 2021, 2020 and 2019, respectively, Lucera recognized $0.2 million, $0.7 million and $0.4 million in related party revenues from Cantor. These revenues are included in “Data, software and post-trade” in the Company’s consolidated statements of operations.
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
BGC Sublease From Newmark
In May 2020, BGC U.S. OpCo entered into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark, which sublease was approved by the Audit Committee. The deal was a one-year sublease of approximately 21,000 rentable square feet in New York City. Under the terms of the sublease, BGC U.S. OpCo paid a fixed rent amount of $1.1 million in addition to all operating and tax expenses attributable to the lease. In May 2021, the sublease was amended to provide for a rate of $15 thousand per month based on the size of utilized space, with terms extending on a month-to-month basis. In connection with the sublease, BGC U.S. OpCo paid $0.5 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively.

15.    Investments
Equity Method Investments and Investments Carried Under the Measurement Alternative

(in thousands)	Percent Ownership[1]	December 31, 2021	December 31, 2020
Advanced Markets Holdings	25% / 43%	$5,110	$8,867
China Credit BGC Money Broking Company Limited	33%	16,784	15,119
Freedom International Brokerage	45%	9,794	9,800
Other		1,159	3,873
Equity method investments		$32,847	$37,659
Investments carried under measurement alternative		192	349
Total equity method and investments carried under measurement alternative		$33,039	$38,008
_______________________________________
1Represents the Company’s voting interest in the equity method investment as of December 31, 2021 and 2020.
The carrying value of the Company’s equity method investments was $32.8 million and $37.7 million as of December 31, 2021 and 2020, respectively, and is included in “Investments” in the Company’s consolidated statements of financial condition.
The Company recognized gains of $6.7 million, $5.0 million and $4.1 million related to its equity method investments for the years ended December 31, 2021, 2020 and 2019, respectively. The Company’s share of the net gains or losses is reflected in “Gains (losses) on equity method investments” in the Company’s consolidated statements of operations.
For the year ended December 31, 2021, the Company did not recognize any impairment charges relating to existing equity method investments. For the year ended December 31, 2020, the Company recorded impairment charges of $3.9 million relating to existing equity method investments. The impairment was recorded in “Other income (loss)” in the Company’s consolidated statements of operations. For the year ended December 31, 2019, the Company did not recognize any impairment charges relating to existing equity method investments. The Company sold part of an equity method investment with a fair value of $3.8 million during the year ended December 31, 2021. During the years ended December 31, 2020 and 2019, the Company did not sell any equity method investments.
Summarized financial information for the Company’s equity method investments is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Statements of operations:
Total revenues	$108,458	$94,744	$77,211
Total expenses	82,581	71,241	61,680
Net income	$25,877	$23,503	$15,531

	December 31,
	2021	2020
Statements of financial condition:
Cash and cash equivalents	$104,855	$89,627
Fixed assets, net	2,603	2,806
Other assets	42,640	29,065
Total assets	$150,098	$121,498
Payables to related parties	2,000	2,000
Other liabilities	92,114	70,020
Total partners’ capital	55,984	49,478
Total liabilities and partners’ capital	$150,098	$121,498
See Note 14—“Related Party Transactions” for information regarding related party transactions with unconsolidated entities included in the Company’s consolidated financial statements.

Investments Carried Under Measurement Alternative
The Company has acquired equity investments for which it did not have the ability to exert significant influence over operating and financial policies of the investees. These investments are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. The carrying value of these investments was $0.2 million and $0.4 million as of December 31, 2021 and 2020, respectively, and they are included in “Investments” in the Company’s consolidated statements of financial condition. The Company did not recognize any gains, losses, or impairments relating to investments carried under the measurement alternative for the years ended December 31, 2021, 2020 and 2019.
In addition, the Company owns membership shares, which are included in “Other assets” in the Company’s consolidated statements of financial condition as of December 31, 2021 and 2020. These equity investments are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. The Company recognized $0.1 million of unrealized losses, $0.4 million of unrealized losses, and $18.2 million of unrealized gains to reflect observable transactions for these shares during the years ended December 31, 2021, 2020, and 2019, respectively. The unrealized gains (losses) are reflected in “Other income (loss)” in the Company’s consolidated statements of operations.
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

	December 31, 2021		December 31, 2020
	Investment	Maximum Exposure to Loss	Investment	Maximum Exposure to Loss
Variable interest entities[1]	$1,159	$2,139	$1,258	$2,238
__________________
1The Company has entered into a subordinated loan agreement with Aqua, whereby the Company agreed to lend the principal sum of $980 thousand. As of December 31, 2021 and 2020, the Company’s maximum exposure to loss with respect to its unconsolidated VIEs includes the sum of its equity investments in its unconsolidated VIEs and the $980 thousand subordinated loan to Aqua.
Consolidated VIE
The Company is invested in a limited liability company that is focused on developing a proprietary trading technology. The limited liability company is a VIE, and it was determined that the Company is the primary beneficiary of this VIE because the Company was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $6.8 million and $7.2 million as of December 31, 2021 and 2020, respectively, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $1.3 million and $1.0 million as of December 31, 2021 and 2020, respectively. The Company’s exposure to economic loss on this VIE was $4.5 million and $4.8 million as of December 31, 2021 and 2020, respectively.

16.    Fixed Assets, Net
Fixed assets, net consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Computer and communications equipment	$96,472	$92,577
Software, including software development costs	280,540	265,082
Leasehold improvements and other fixed assets	105,362	121,024
	482,374	478,683
Less: accumulated depreciation and amortization	(292,262)	(262,659)
Fixed assets, net	$190,112	$216,024
Depreciation expense was $23.7 million, $24.1 million and $21.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s consolidated statements of operations.
The Company has approximately $6.2 million and $5.9 million of asset retirement obligations related to certain of its leasehold improvements as of December 31, 2021 and 2020, respectively. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit adjusted risk-free interest rate in effect when the liability was initially recognized.
For the year ended December 31, 2021, 2020 and 2019 software development costs totaling $43.2 million, $54.3 million, $50.8 million, respectively, were capitalized. Amortization of software development costs totaled $34.9 million, $33.1 million and $31.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s consolidated statements of operations.
Impairment charges of $11.1 million, $9.0 million and $4.5 million were recorded for the years ended December 31, 2021, 2020 and 2019, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s consolidated statements of operations.
17.    Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill for the year ended December 31, 2021 and 2020 were as follows (in thousands):

Goodwill
Balance at December 31, 2019	$553,745
Acquisitions	3,065
Measurement period adjustments	(301)
Cumulative translation adjustment	(298)
Balance at December 31, 2020	$556,211
Sale of Insurance Business	(68,978)
Cumulative translation adjustment	(314)
Balance at December 31, 2021	$486,919
For additional information on Goodwill, see Note 4—“Acquisitions.”
Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets.
The Company completed its annual goodwill impairment testing during the fourth quarters of 2021 and 2020, respectively, which did not result in any goodwill impairment. See Note 3—“Summary of Significant Accounting Policies” for more information.
Other intangible assets consisted of the following (in thousands, except weighted-average remaining life):

	December 31, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$173,786	$61,571	$112,215	10.1
Technology	23,997	23,427	570	0.2
Noncompete agreements	19,820	18,891	929	4.9
Patents	10,861	10,265	596	2.6
All other	17,269	5,738	11,531	9.0
Total definite life intangible assets	245,733	119,892	125,841	9.9
Indefinite life intangible assets:
Trade names	79,570	—	79,570	N/A
Licenses	2,336	—	2,336	N/A
Total indefinite life intangible assets	81,906	—	81,906	N/A
Total	$327,639	$119,892	$207,747	9.9

	December 31, 2020
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$252,241	$77,106	$175,135	10.4
Technology	24,025	20,031	3,994	1.2
Noncompete agreements	30,715	29,596	1,119	5.9
Patents	10,616	10,223	393	1.6
All other	29,566	5,028	24,538	8.3
Total definite life intangible assets	347,163	141,984	205,179	9.9
Indefinite life intangible assets:
Trade names	79,570	—	79,570	N/A
Licenses	2,408	—	2,408	N/A
Total indefinite life intangible assets	81,978	—	81,978	N/A
Total	$429,141	$141,984	$287,157	9.9
Intangible amortization expense was $23.3 million, $28.3 million and $29.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s consolidated statements of operations.
The Company completed its annual intangible impairment testing during the fourth quarter of 2021. There were no impairment charges for the Company’s definite and indefinite life intangibles for the years ended December 31, 2021, 2020 and 2019. See Note 3—“Summary of Significant Accounting Policies” for more information.
The estimated future amortization expense of definite life intangible assets as of December 31, 2021 is as follows (in millions):

2022	$15.3
2023	14.5
2024	14.5
2025	14.5
2026	14.1
2027 and thereafter	52.9
Total	$125.8

18.    Notes Payable, Other and Short-term Borrowings
Notes payable, other and short-term borrowings consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Unsecured senior revolving credit agreement	$—	$—
5.125% Senior Notes due May 27, 2021	—	255,570
5.375% Senior Notes due July 24, 2023	447,911	446,577
3.750% Senior Notes due October 1, 2024	297,731	296,903
4.375% Senior Notes due December 15, 2025	297,547	297,031
Collateralized borrowings	9,642	19,854
Total Notes payable and other borrowings	1,052,831	1,315,935
Short-term borrowings	3,584	3,849
Total Notes payable, other and short-term borrowings	$1,056,415	$1,319,784
Unsecured Senior Revolving Credit Agreement
On November 28, 2018, the Company entered into the Revolving Credit Agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, which replaced the existing committed unsecured senior revolving credit agreement. The maturity date of the Revolving Credit Agreement was November 28, 2020, and the maximum revolving loan balance is $350.0 million. Borrowings under this Revolving Credit Agreement bear interest at either LIBOR or a defined base rate plus additional margin. On December 11, 2019, the Company entered into an amendment to the Revolving Credit Agreement. Pursuant to the amendment, the maturity date was extended to February 26, 2021. On February 26, 2020, the Company entered into a second amendment to the Revolving Credit Agreement, pursuant to which, the maturity date was extended by two years to February 26, 2023. There was no change to the interest rate or the maximum revolving loan balance. On November 1, 2021, the Company repaid in full the $300.0 million borrowings outstanding under the Revolving Credit Agreement which had been borrowed during the year. As of both December 31, 2021 and 2020, there were no borrowings outstanding under the Revolving Credit Agreement. The average interest rate on the outstanding borrowings was 2.09% and 2.88% for the years ended December 31, 2021 and 2020, respectively. The Company recorded interest expense related to the Revolving Credit Agreement of $3.6 million, $5.3 million and $10.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Senior Notes
The Company’s Senior Notes are recorded at amortized cost. The carrying amounts and estimated fair values of the Company’s Senior Notes were as follows (in thousands):

	December 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.125% Senior Notes due May 27, 2021	$—	$—	$255,570	$258,067
5.375% Senior Notes due July 24, 2023	447,911	475,857	446,577	486,747
3.750% Senior Notes due October 1, 2024	297,731	312,105	296,903	314,031
4.375% Senior Notes due December 15, 2025	297,547	320,490	297,031	317,466
Total	$1,043,189	$1,108,452	$1,296,081	$1,376,311
The fair values of the Senior Notes were determined using observable market prices as these securities are traded, and based on whether they are deemed to be actively traded, the 5.125% Senior Notes, the 5.375% Senior Notes, the 3.750% Senior Notes, and the 4.375% Senior Notes are considered Level 2 within the fair value hierarchy.
5.125% Senior Notes
On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes, which matured on May 27, 2021. The 5.125% Senior Notes were general senior unsecured obligations of the Company. The 5.125% Senior Notes bore interest at a rate of 5.125% per year, payable in cash on May 27 and November 27 of each year, commencing November 27, 2016 and ending the maturity date. Prior to maturity, on August 5, 2020, the Company commenced a cash tender offer for any and all $300.0 million outstanding aggregate principal amount of its 5.125% Senior Notes. On August 11, 2020, the Company’s cash tender offer expired at 5:00 p.m., New York City time. As of the expiration time, $44.0 million aggregate principal amount of the 5.125% Senior Notes were validly tendered. These notes were redeemed on the settlement date of August 14, 2020. On May 27, 2021, BGC repaid the remaining $256.0 million principal plus accrued interest on its 5.125% Senior Notes. The Company recorded interest expense related to the 5.125% Senior Notes of $5.8 million, $16.3 million, and $16.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
5.375% Senior Notes
On July 24, 2018, the Company issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes. The 5.375% Senior Notes are general senior unsecured obligations of the Company. The 5.375% Senior Notes bear interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The 5.375% Senior Notes will mature on July 24, 2023. The Company may redeem some or all of the 5.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture related to the 5.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes was $444.2 million, net of the discount and debt issuance costs of $5.8 million. The issuance costs are amortized as interest expense and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 5.375% Senior Notes as of December 31, 2021 was $447.9 million. The Company recorded interest expense related to the 5.375% Senior Notes of $25.5 million, $25.5 million and $25.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
3.750% Senior Notes
On September 27, 2019, the Company issued an aggregate of $300.0 million principal amount of 3.750% Senior Notes. The 3.750% Senior Notes are general unsecured obligations of the Company. The 3.750% Senior Notes bear interest at a rate of 3.750% per year, payable in cash on April 1 and October 1 of each year, commencing April 1, 2020. The 3.750% Senior Notes will mature on October 1, 2024. The Company may redeem some or all of the 3.750% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 3.750% Senior Notes was $296.1 million, net of discount and debt issuance costs of $3.9 million. The issuance costs are amortized as interest expense and the carrying value of the 3.750% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 3.750% Senior Notes was $297.7 million as of December 31, 2021. The Company recorded interest expense related to the 3.750% Senior Notes of $12.1 million for each of the years ended December 31, 2021 and 2020. The Company recorded interest expense related to the 3.750% Senior Notes of $3.2 million for the year ended December 31, 2019.
4.375% Senior Notes
On July 10, 2020, the Company issued an aggregate of $300.0 million principal amount of 4.375% Senior Notes. The 4.375% Senior Notes are general unsecured obligations of the Company. The 4.375% Senior Notes bear interest at a rate of 4.375% per year, payable in cash on June 15 and December 15 of each year, commencing December 15, 2020. The 4.375% Senior Notes will mature on December 15, 2025. The Company may redeem some or all of the 4.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices. If a “Change of Control Triggering Event” occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 4.375% Senior Notes was $296.8 million, net of discount and debt issuance costs of $3.2 million. The issuance costs are amortized as interest expense, and the carrying value of the 4.375% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 4.375% Senior Notes was $297.5 million as of December 31, 2021. The Company recorded interest expense related to the 4.375% Senior Notes of $13.8 million and $6.5 million for years ended December 31, 2021 and 2020, respectively. The Company did not record interest expense related to the 4.375% Senior Notes for year ended December 31, 2019.
Collateralized Borrowings
On March 13, 2015, the Company entered into a $28.2 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.70% per year and matured on March 13, 2019; therefore, there were no borrowings outstanding as of December 31, 2021 and 2020. The Company did not record any interest expense related to this secured loan arrangement for the years ended December 31, 2021 and 2020. The

Company recorded interest expense related to this secured loan arrangement of $30 thousand for the year ended December 31, 2019.
On May 31, 2017, the Company entered into a $29.9 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.44% per year and matured on May 31, 2021; therefore, there were no borrowings outstanding as of December 31, 2021. As of December 31, 2020, the Company had $4.0 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2020 was $0.8 million. The Company recorded interest expense related to this secured loan arrangement of $40 thousand, $0.3 million and $0.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.
On April 8, 2019, the Company entered into a $15.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.77% and matures on April 8, 2023. As of December 31, 2021 and December 31, 2020, the Company had $5.9 million and $9.6 million, respectively, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2021 was $0.1 million. The book value of the fixed assets pledged as of December 31, 2020 was $1.2 million. The Company recorded interest expense related to this secured loan arrangement of $0.3 million, $0.4 million and $0.4 million for the years ended December 31, 2021,2020 and 2019, respectively.
On April 19, 2019, the Company entered into a $10.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.89% and matures on April 19, 2023. As of December 31, 2021 and December 31, 2020, the Company had $3.8 million and $6.3 million, respectively, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2021 was $1.0 million. The book value of the fixed assets pledged as of December 31, 2020 was $2.7 million. The Company recorded interest expense related to this secured loan arrangement of $0.2 million, $0.3 million and $0.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Short-term Borrowings
On August 22, 2017, the Company entered into a committed unsecured loan agreement with Itau Unibanco S.A. The agreement provided for short-term loans of up to $3.6 million (BRL 20.0 million). The agreement was automatically renewed every 180 days until August 13, 2021, when it was paid in full. Borrowings under this agreement bore interest at the Brazilian Interbank offering rate plus 4.75%. As of December 31, 2021 there were no borrowings outstanding under this agreement. As of December 31, 2020, there were $3.8 million (BRL 20.0 million), respectively, of borrowings outstanding under the agreement. The Company recorded interest expense related to the agreement of $0.2 million, $0.3 million and $0.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.
On August 23, 2017, the Company entered into a committed unsecured credit agreement with Itau Unibanco S.A. The agreement provided for an intra-day overdraft credit line up to $9.0 million (BRL 50.0 million). On August 20, 2021, the agreement was amended, increasing the credit line up to $10.8 million (BRL 60.0 million). The maturity date of the agreement is March 9, 2022. This agreement bears a fee of 1.75% per year. As of December 31, 2021 and December 31, 2020, there were no borrowings outstanding under this agreement. The Company recorded bank fees related to the agreement of $0.1 million for each of the years ended December 31, 2021, 2020 and 2019.
On January 25, 2021, the Company entered into a committed unsecured loan agreement with Banco Daycoval S.A., which provided for short-term loans of up to $1.8 million (BRL 10.0 million) and was renegotiated on June 1, 2021. The amended agreement provides for short-term loans of up to $3.6 million (BRL 20.0 million). The maturity date of the agreement is January 17, 2023. Borrowings under this agreement bear interest at the Brazilian Interbank offering rate plus 3.66%. As of December 31, 2021, there were $3.6 million (BRL 20.0 million) of borrowings outstanding under the agreement. As of December 31, 2021, the interest rate was 12.90%. The Company recorded interest expense related to the agreement of $0.2 million for the year ended December 31, 2021. The Company did not record any interest expense related to the agreement for the years ended December 31, 2020 and 2019.
19.    Compensation
The Compensation Committee may grant various equity-based awards, including RSUs, restricted stock, stock options, LPUs and shares of BGC Class A common stock. Upon vesting of RSUs, issuance of restricted stock, exercise of stock options and redemption/exchange of LPUs, the Company generally issues new shares of BGC Class A common stock.
On November 22, 2021, at the annual meeting of stockholders, the stockholders approved the Equity Plan to increase from 400 million to 500 million the aggregate number of shares of BGC Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. As of December 31, 2021, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 164.5 million shares.

The Company incurred compensation expense related to Class A common stock, LPUs and RSUs held by BGC employees as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Issuance of common stock and grants of exchangeability	$128,107	$84,966	$100,948
Allocations of net income[1]	34,335	14,006	20,491
LPU amortization	78,596	74,282	41,721
RSU amortization	15,126	10,291	7,465
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$256,164	$183,545	$170,625
_______________________________________
1Certain LPUs generally receive quarterly allocations of net income, including the Preferred Distribution, and are generally contingent upon services being provided by the unit holders.
Limited Partnership Units
A summary of the activity associated with LPUs held by BGC employees is as follows (in thousands):

	BGC LPUs	Newmark LPUs
Balance at December 31, 2018	79,729	22,113
Granted	47,916	662
Redeemed/exchanged units	(21,110)	(1,024)
Forfeited units	(4,128)	(7,144)
Balance at December 31, 2019	102,407	14,607
Granted	50,269	—
Redeemed/exchanged units	(14,642)	(1,300)
Forfeited units	(382)	(105)
Balance at December 31, 2020	137,652	13,202
Granted	34,093	—
Redeemed/exchanged units	(58,832)	(1,881)
Forfeited units	(798)	(270)
Balance at December 31, 2021	112,115	11,051
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

A summary of the BGC Holdings and Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

	BGC LPUs	Newmark LPUs
Regular Units	77,610	8,316
Preferred Units	34,505	2,735
Balance at December 31, 2021	112,115	11,051
Issuance of Common Stock and Grants of Exchangeability
Compensation expense related to the issuance of BGC or Newmark Class A common stock and grants of exchangeability on BGC Holdings and Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Issuance of common stock and grants of exchangeability	$128,107	$84,966	$100,948
BGC LPUs held by BGC employees may become exchangeable or redeemed for BGC Class A common stock on a one-for-one basis , and Newmark LPUs held by BGC employees may become exchangeable or redeemed for a number of shares of Newmark Class A common stock equal to the number of limited partnership interests multiplied by the then-current Exchange Ratio. As of December 31, 2021, the Exchange Ratio was 0.9444.
A summary of the LPUs redeemed in connection with the issuance of BGC Class A common stock or Newmark Class A common stock (at the then-current Exchange Ratio) or granted exchangeability for BGC Class A common stock or Newmark Class A common stock (at the then-current Exchange Ratio) held by BGC employees is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
BGC Holdings LPUs	23,001	16,618	17,209
Newmark Holdings LPUs	1,078	1,164	500
Total	24,079	17,782	17,709
As of December 31, 2021 and 2020, the number of share-equivalent BGC LPUs exchangeable for shares of BGC Class A common stock at the discretion of the unit holder held by BGC employees was 1.3 million and 3.5 million, respectively. As of December 31, 2021 and 2020, the number of Newmark LPUs exchangeable into shares of Newmark Class A common stock at the discretion of the unit holder held by BGC employees (at the then-current Exchange Ratio) was 0.4 million and 0.5 million, respectively.
LPU Amortization
Compensation expense related to the amortization of LPUs held by BGC employees is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Stated vesting schedule	$78,535	$73,034	$42,060
Post-termination payout	61	1,248	(339)
LPU amortization	$78,596	$74,282	$41,721
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

A summary of the outstanding LPUs held by BGC employees with a stated vesting schedule that do not receive quarterly allocations of net income is as follows (in thousands):

	December 31, 2021	December 31, 2020
BGC Holdings LPUs	42,754	44,529
Newmark Holdings LPUs	235	353
Aggregate estimated grant date fair value of BGC and Newmark Holdings LPUs	$178,873	$201,239
As of December 31, 2021, there was approximately $100.9 million of total unrecognized compensation expense related to unvested BGC and Newmark LPUs held by BGC employees with a stated vesting schedule that do not receive quarterly allocations of net income that is expected to be recognized over 2.10 years.
Compensation expense related to LPUs held by BGC employees with a post-termination pay-out amount, such as REUs, and/or a stated vesting schedule is recognized over the stated service period. These LPUs generally vest between two and five years from the date of grant. As of December 31, 2021, there were 1.3 million outstanding BGC LPUs with a post-termination payout, with a notional value of approximately $12.4 million and an aggregate estimated fair value of $7.4 million, and 0.1 million outstanding Newmark LPUs with a post-termination payout, with a notional value of approximately $0.8 million and an aggregate estimated fair value of $0.4 million. As of December 31, 2020, there were 1.3 million outstanding BGC LPUs with a post-termination payout, with a notional value of approximately $12.7 million and an aggregate estimated fair value of $7.5 million, and 0.1 million outstanding Newmark LPUs with a post-termination payout, with a notional value of approximately $0.8 million and an aggregate estimated fair value of $0.3 million.
Restricted Stock Units
Compensation expense related to RSUs held by BGC employees is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
RSU amortization	$15,126	$10,291	$7,465
A summary of the activity associated with RSUs held by BGC employees and directors is as follows (RSUs and dollars in thousands):

	RSUs	Weighted- Average Grant Date Fair Value	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2018	929	$10.83	$10,058	1.75
Granted	4,283	4.61	19,764
Delivered	(464)	10.11	(4,692)
Forfeited	(270)	5.99	(1,614)
Balance at December 31, 2019	4,478	$5.25	$23,516	2.50
Granted	6,618	3.25	21,506
Delivered	(1,579)	5.79	(9,148)
Forfeited	(557)	4.11	(2,292)
Balance at December 31, 2020	8,960	$3.75	$33,582	2.46
Granted	6,319	4.23	26,716
Delivered	(3,135)	4.08	(12,792)
Forfeited	(1,110)	4.28	(4,750)
Balance at December 31, 2021	11,034	$3.87	$42,756	2.27
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

For the RSUs that vested during the years ended December 31, 2021 and 2020, the Company withheld shares of Class A common stock valued at $4.4 million and $1.9 million to pay taxes due at the time of vesting. As of December 31, 2021, there was approximately $35.6 million of total unrecognized compensation expense related to unvested RSUs held by BGC employees and directors that is expected to be recognized over a weighted-average period of 2.27 years.
Acquisitions
In connection with certain of its acquisitions, the Company has granted certain LPUs, RSUs, and other deferred compensation awards. As of December 31, 2021 and 2020, the aggregate estimated fair value of these acquisition-related LPUs and RSUs was $8.9 million and $9.4 million, respectively. As of December 31, 2021 and 2020, the aggregate estimated fair value of the deferred compensation awards was $21.7 million and $23.6 million, respectively. The liability for such acquisition-related LPUs and RSUs is included in “Accounts payable, accrued and other liabilities” on the Company’s consolidated statements of financial condition.
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
During the year ended December 31, 2021, approximately 140 thousand BGC or Newmark restricted shares held by BGC employees were forfeited in connection with this provision. During the year ended December 31, 2020, there were no BGC or Newmark restricted shares held by BGC employees were forfeited in connection with this provision. During the years ended December 31, 2021 and 2020, the Company released the restrictions with respect to 1.1 million and 0.7 million, respectively, of BGC shares held by BGC employees. As of December 31, 2021 and 2020, there were 2.6 million and 3.7 million of restricted BGC shares held by BGC employees outstanding, respectively. Additionally, during the years ended December 31, 2021 and 2020, Newmark released the restrictions with respect to 0.5 million and 0.3 million, respectively, of restricted Newmark shares held by BGC employees. As of December 31, 2021 and 2020, there were 1.2 million and 1.7 million of restricted Newmark shares held by BGC employees outstanding, respectively.
Deferred Compensation
The Company maintains a deferred cash award program, which provides for the grant of deferred cash incentive compensation to eligible employees. The Company may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period.
The total compensation expense recognized in relation to the deferred cash compensation awards for the years ended December 31, 2021, 2020 and 2019 was $0.3 million, $0.8 million and $5.9 million respectively. As of December 31, 2021 and 2020, the total liability for the deferred cash compensation awards was $0.8 million and $1.5 million, respectively, which is included in “Accrued compensation” on the Company’s consolidated statements of financial condition. As of December 31, 2021, total unrecognized compensation cost related to deferred cash compensation, prior to the consideration of forfeitures, was approximately $0.1 million and is expected to be recognized over a weighted-average period of 2.28 years.

20.    Commitments, Contingencies and Guarantees
Contractual Obligations and Commitments
The following table summarizes certain of the Company’s contractual obligations at December 31, 2021 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt and collateralized borrowings[1]	$1,059,642	$6,391	$753,251	$300,000	$—
Operating leases[2]	221,937	32,288	51,751	34,684	103,214
Interest on long-term debt and collateralized borrowings[3]	122,034	49,906	59,732	12,396	—
Short-term borrowings[4]	3,584	3,584	—	—	—
Interest on Short-term borrowings	505	484	21	—	—
One-time transition tax[5]	20,231	2,709	7,385	10,137	—
Other[6]	21,776	10,038	11,738	—	—
Total contractual obligations	$1,449,709	$105,400	$883,878	$357,217	$103,214
_______________________________________
1Long-term debt and collateralized borrowings reflects long-term borrowings of $450.0 million of the 5.375% Senior Notes (the $450.0 million represents the principal amount of the debt; the carrying value of the 5.375% Senior Notes as of December 31, 2021 was $447.9 million), $300.0 million of the 3.750% Senior Notes (the $300.0 million represents the principal amount of the debt; the carrying value of the 3.750% Senior Notes as of December 31, 2021 was approximately $297.7 million), $300.0 million of the 4.375% Senior Notes (the $300.0 million represents the principal amount of the debt; the carrying value of the 4.375% Senior Notes as of December 31, 2021 was approximately $297.5 million), $5.9 million of collateralized borrowings due April 8, 2023, and $3.8 million of collateralized borrowings due April 19, 2023. See Note 18—“Notes Payable, Other and Short-term Borrowings” for more information regarding these obligations, including timing of payments and compliance with debt covenants.
2Operating leases are related to rental payments under various non-cancelable leases, principally for office space, net of sublease payments to be received. There are no sublease payments to be received over the life of the agreement.
3Interest on long-term debt and collateralized borrowings also includes interest on the undrawn portion of the committed unsecured senior Revolving Credit Agreement which was calculated through the maturity date of the facility, which is February 26, 2023. As of December 31, 2021, the undrawn portion of the committed unsecured Revolving Credit Agreement was $350.0 million.
4Short-term borrowings reflects approximately $3.6 million (BRL 20.0 million) of borrowing under the Company’s committed unsecured loan agreement. See Note 18—“Notes Payable, Other and Short-term Borrowings” for more information regarding this obligation.
5The Company completed the calculation of the one-time transition tax on the deemed repatriation of foreign subsidiaries’ earnings pursuant to the Tax Act and previously recorded a net cumulative tax expense of $28.6 million, net of foreign tax credits, with an election to pay the taxes over eight years with 40% to be paid in equal installments over the first five years and the remaining 60% to be paid in installments of 15%, 20% and 25% in years six, seven and eight, respectively. The cumulative remaining balance as of December 31, 2021 is $20.2 million.
6Other contractual obligations reflect commitments of $10.0 million to make charitable contributions, which are recorded as part of “Accounts payable, accrued and other liabilities” in the Company’s consolidated statements of financial condition. The amount payable each year reflects an estimate of future Charity Day obligations. In addition, as part of the Insurance Business Disposition, unvested equity and other awards previously granted by BGC to employees of its Insurance brokerage business were converted into the right to receive a cash payment from BGC; a significant portion of these awards was 50% vested and paid in cash at closing, with the remaining 50% vesting and to be paid in cash two years after closing. The remaining portion of these awards will have been 100% vested and paid in cash by two years after the closing. The payments after closing are only made if the applicable employee remains an employee of the Insurance brokerage business. The remaining portion of these awards is reflected as other contractual obligations, and is recorded as part of “Accounts payable, accrued and other liabilities” in the Company’s consolidated statements of financial condition.
The Company is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2039. Certain of the leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.

As of December 31, 2021, minimum lease payments under these arrangements are as follows (in thousands):

Net Lease Commitment
2022	$32,288
2023	28,318
2024	23,433
2025	19,014
2026	15,670
2027 and thereafter	103,214
Total	$221,937
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
The Company also allocates a portion of the rental payments for which it is obligated under non-cancelable operating leases to Cantor and its affiliates. These allocations are based on square footage used (see Note 14—“Related Party Transactions” for more information).
Rent expense for the years ended December 31, 2021, 2020 and 2019 was $49.4 million, $51.1 million and $56.0 million, respectively. Rent expense is included as part of “Occupancy and equipment” in the Company’s consolidated statements of operations.
In the event the Company anticipates incurring costs under any of its leases that exceed anticipated sublease revenues, it recognizes a loss and records a liability for the present value of the excess lease obligations over the estimated sublease rental income. There was no liability for future lease payments associated with vacant space as of December 31, 2021, 2020 and 2019.
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
The Company did not issue any contingent shares of BGC Class A common stock, LPUs, RSUs or cash for acquisitions during the year ended December 31, 2021.
During the year ended December 31, 2020, the Company completed acquisitions, whose purchase price included approximately $3.1 million in cash that may be issued or paid contingent on certain targets being met through 2023. The Company did not issue any contingent shares of BGC Class A common stock, LPUs or RSUs for acquisitions during the year ended December 31, 2020.
During the year ended December 31, 2021, the contingent cash consideration increased by approximately $3.7 million to $11.8 million in cash that may be paid due to an increase in probability of payout. During the year ended December 31, 2020, the contingent cash consideration increased by approximately $3.6 million to $20.6 million in cash that may be paid due to an increase in probability of payout.
As of December 31, 2021, the Company has issued 0.5 million shares of its Class A common stock, 0.2 million of RSUs and paid $30.4 million in cash related to contingent payments for acquisitions completed since 2016.
As of December 31, 2021, 1.8 million shares of the Company’s Class A common stock and 0.1 million RSUs remain to be issued, and $20.9 million in cash remains to be paid, net of forfeitures and other adjustments, if the targets are met.
The Company’s contingent considerations are classified as Level 3 liabilities. See Note 13—“Fair Value of Financial Assets and Liabilities” for additional information.

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
Legal reserves are established in accordance with U.S. GAAP guidance on Accounting for Contingencies when a material legal liability is both probable and reasonably estimable. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change. The outcome of such items cannot be determined with certainty. The Company is unable to estimate a possible loss or range of loss in connection with specific matters beyond its current accruals and any other amounts disclosed. Management believes that, based on currently available information, the final outcome of these current pending matters will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.
Letter of Credit Agreements
The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacts, that are used in lieu of margin and deposits with those clearing organizations. As of December 31, 2021 and 2020, the Company was contingently liable for $1.8 million and $1.0 million, respectively, under these letters of credit.
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
Insurance
The Company is self-insured for health care claims, up to a stop-loss amount for eligible participating employees and qualified dependents in the U.S., subject to deductibles and limitations. The Company’s liability for claims incurred but not reported is determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $0.4 million and $1.2 million in health care claims as of December 31, 2021 and 2020, respectively. The Company does not expect health care claims to have a material impact on its financial condition, results of operations, or cash flows.
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
Indemnifications
In connection with the sale of eSpeed, the Company has indemnified Nasdaq for amounts over a defined threshold against damages arising from breaches of representations, warranties and covenants. In addition, in connection with the acquisition of GFI, the Company has indemnified the directors and officers of GFI. As of December 31, 2021, no contingent liability has been recorded in the Company’s consolidated statements of financial condition for these indemnifications, as the potential for being required to make payments under these indemnifications is remote.
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
The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
U.S. federal	$(7,267)	$239	$(4,142)
U.S. state and local	4,940	6,828	3,928
Foreign	36,699	30,788	52,943
UBT	588	(3)	1,278
	34,960	37,852	54,007
Deferred:
U.S. federal	(1,000)	(11,050)	(11,565)
U.S. state and local	(1,515)	(5,848)	8,537
Foreign	(12,098)	3,602	506
UBT	2,666	(3,253)	(1,674)
	(11,947)	(16,549)	(4,196)
Provision for income taxes	$23,013	$21,303	$49,811
The Company had pre-tax income (loss) of $176.5 million, $72.2 million and $116.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company had pre-tax income (loss) from domestic operations of $(642.4) million, $(212.0) million and $(206.7) million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company had pre-tax income (loss) from foreign operations of $818.9 million, $284.2 million and $323.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Differences between the Company’s actual income tax expense and the amount calculated utilizing the U.S. federal statutory rates were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Tax expense at federal statutory rate	$37,065	$15,166	$24,492
Non-controlling interest	2,440	73	3,466
Incremental impact of foreign taxes compared to federal tax rate	5,009	(476)	7,935
Other permanent differences	11,797	6,531	4,538
U.S. state and local taxes, net of U.S. federal benefit	2,737	(321)	(2,650)
New York City UBT	2,929	(3,256)	(392)
Other rate changes	(7,007)	(12,783)	10,509
Nontaxable gain on insurance disposition	(65,231)	—	—
Uncertain tax positions	(6,936)	1,475	(1,025)
U.S. tax on foreign earnings, net of tax credits	31,299	2,643	3,166
Return-to-provision adjustments	(714)	1,076	(3,937)
Valuation allowance	11,532	11,966	4,015
Other	(1,907)	(791)	(306)
Provision for income taxes	$23,013	$21,303	$49,811

As of December 31, 2021, the Company’s intention is to permanently reinvest undistributed foreign pre-tax earnings in the Company’s foreign operations. While the one-time transition tax eliminated most of the income tax effects of repatriating the undistributed earnings, there could still be foreign and state and local tax effects on the distribution. Accordingly, no provision has been recorded on foreign and state and local taxes that would be applicable upon distribution of such earnings to the U.S. Further, determination of an estimate of deferred tax liability associated with the distribution of foreign earnings is not practicable. However, this policy will be further re-evaluated and assessed based on the Company’s overall business needs and requirements.
The Company has finalized its accounting policy with respect to taxes on Global Intangible Low-Taxed Income (GILTI) and has elected to treat taxes associated with the GILTI provision using the Period Cost Method and thus have not recorded deferred taxes for basis differences under this regime as of December 31, 2021. Accordingly, the Company recorded a tax expense of $33.7 million, net of foreign tax credits, for the impact of the GILTI provision on its foreign subsidiaries.
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

Significant components of the Company’s deferred tax asset and liability consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020
Deferred tax asset
Basis difference of investments	$15,906	$15,644
Deferred compensation	70,635	74,030
Excess interest expense	31,319	26,238
Other deferred and accrued expenses	12,157	8,835
Net operating loss and credit carry-forwards	60,160	84,822
Total deferred tax asset[1]	190,177	209,569
Valuation allowance	(48,623)	(81,191)
Deferred tax asset, net of valuation allowance	141,554	128,378
Deferred tax liability
Depreciation and amortization	24,331	27,406
Total deferred tax liability[1]	24,331	27,406
Net deferred tax asset	$117,223	$100,972
_______________________________________
1Before netting within tax jurisdictions.
The Company has deferred tax assets associated with net operating losses in U.S. federal, state and local, and non-U.S. jurisdictions of $1.4 million, $5.9 million and $45.8 million, respectively. These losses will begin to expire in 2027, 2025 and 2022, respectively. The Company has deferred tax assets associated with tax credits in the U.S. of $7.2 million, which will begin to expire in 2027. The Company’s decrease in net operating losses as well as associated valuation allowance is primarily due to disposition of the Insurance brokerage business that occurred during the year. The Company’s deferred tax asset and liability are included in the Company’s consolidated statements of financial condition as components of “Other assets” and “Accounts payable, accrued and other liabilities,” respectively.
Pursuant to U.S. GAAP guidance, Accounting for Uncertainty in Income Taxes, the Company provides for uncertain tax positions as a component of income tax expense based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.
A reconciliation of the beginning to the ending amounts of gross unrecognized tax benefits for the years ended December 31, 2021, 2020 is as follows (in thousands):

Balance, December 31, 2019	$10,481
Increases for prior year tax positions	1,706
Decreases for prior year tax positions	—
Increases for current year tax positions	—
Decreases related to settlements with taxing authorities	—
Decreases related to a lapse of applicable statute of limitations	—
Balance, December 31, 2020	$12,187
Increases for prior year tax positions	884
Decreases for prior year tax positions	(999)
Increases for current year tax positions	—
Decreases related to settlements with taxing authorities	—
Decreases related to a lapse of applicable statute of limitations	(7,678)
Balance, December 31, 2021	$4,394
As of December 31, 2021, the Company’s unrecognized tax benefits, excluding related interest and penalties, were $4.4 million, of which $4.4 million, if recognized, would affect the effective tax rate. The Company is currently open to examination by tax authorities in U.S. federal, state and local jurisdictions and certain non-U.S. jurisdictions for tax years beginning 2017, 2009 and 2016, respectively. The Company is currently under examination by tax authorities in the U.S. federal and certain state, local and foreign jurisdictions. The Company does not believe that the amounts of unrecognized tax benefits will materially change over the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits in “Provision (benefit) for income taxes” in the Company’s consolidated statements of operations. As of December 31, 2021, the Company had accrued $2.5 million for income tax-related interest and penalties of which $(0.7) million was accrued during 2021.
22.    Regulatory Requirements
Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.
Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or FCMs subject to Rule 15c3-1 of the SEC and Rule 1.17 of the CFTC, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of December 31, 2021, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.
Certain U.K. and European subsidiaries of the Company are regulated by their national regulator, which include the FCA and L'Autorité des Marchés Financiers and must maintain financial resources (as defined by their national regulator) in excess of the total financial requirement (as defined by their national regulator). As of December 31, 2021, the U.K. and European subsidiaries had financial resources in excess of their requirements.
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
The Company also operates a designated contract market (DCM) and derivatives clearing organization (DCO) through the Futures Exchange Group, which are required to maintain financial resources to cover operating costs for at least one year, keeping at least enough cash or highly liquid securities to cover six months’ operating costs.
The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of December 31, 2021, the Company’s regulated subsidiaries held $667.2 million of net assets. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $326.9 million.
23.    Segment, Geographic and Product Information
Segment Information
The Company currently operates in one reportable segment, brokerage services. We provide or have provided brokerage services to the financial markets, integrated Voice, Hybrid and Fully Electronic brokerage in a broad range of products, including fixed income (Rates and Credit), FX, Equity derivatives and cash equities, Insurance, Energy and commodities, and futures. On November 1, 2021, we sold our Insurance brokerage business to The Ardonagh Group (see Note 5— "Divestitures"). It also provides a wide range of services, including trade execution, brokerage, clearing, trade compression, post-trade, information, consulting, and other back-office services to a broad range of financial and non-financial institutions.
Geographic Information
The Company offers products and services in the U.K., U.S., Asia (including Australia), Other Europe, MEA, France, and Other Americas. Information regarding revenues is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenues:
U.K.	$835,371	$867,066	$864,955
U.S.	517,269	518,811	564,412
Asia	301,489	311,190	331,328
Other Europe/MEA	200,409	192,852	202,144
France	99,933	107,679	83,664
Other Americas	60,893	59,163	58,103
Total revenues	$2,015,364	$2,056,761	$2,104,606
Information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; ROU assets; certain other investments; goodwill; other intangible assets, net of accumulated amortization; and rent and other deposits) in the geographic areas is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Long-lived assets:
U.S.	$771,696	$768,324
U.K.	412,767	655,906
Asia	73,779	119,619
Other Europe/MEA	47,888	66,487
France	16,996	28,518
Other Americas	16,032	18,236
Total long-lived assets	$1,339,158	$1,657,090
Product Information
The Company’s business is based on the products and services provided and reflect the manner in which financial information is evaluated by management.
The Company specializes in the brokerage of a broad range of products, including fixed income (Rates and Credit), FX, Equity derivatives and cash equities, Insurance, Energy and commodities, and futures. On November 1, 2021, we sold our Insurance brokerage business to The Ardonagh Group (see Note 5—"Divestitures"). It also provides a wide range of services, including trade execution, broker-dealer services, clearing, trade compression, post trade, information, consulting, and other back-office services to a broad range of financial and non-financial institutions.
Product information regarding revenues is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenues:
Rates	$558,507	$544,094	$594,884
FX	301,328	315,253	370,318
Energy and commodities	296,458	292,641	288,697
Credit	287,608	329,904	306,713
Equity derivatives and cash equities	247,673	254,702	251,339
Insurance	178,087	182,707	155,790
Total brokerage revenues	$1,869,661	$1,919,301	$1,967,741
All other revenues	145,703	137,460	136,865
Total revenues	$2,015,364	$2,056,761	$2,104,606

24.    Revenues from Contracts with Customers
The following table presents the Company’s total revenues separated between revenues from contracts with customers and other sources of revenues (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenues from contracts with customers:
Commissions	$1,541,900	$1,567,668	$1,645,818
Data, software, and post-trade	89,963	81,920	73,166
Fees from related parties	14,856	25,754	29,442
Other revenues	16,818	14,948	12,806
Total revenues from contracts with customers	1,663,537	1,690,290	1,761,232
Other sources of revenues:
Principal transactions	327,761	351,633	321,923
Interest and dividend income	21,977	12,332	18,319
Other revenues	2,089	2,506	3,132
Total revenues	$2,015,364	$2,056,761	$2,104,606
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
The Company had receivables related to revenues from contracts with customers of $296.4 million and $629.4 million at December 31, 2021 and December 31, 2020, respectively. The Company had no impairments related to these receivables during the years ended December 31, 2021 and 2020.
The Company’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at December 31, 2021 and 2020 was $9.2 million and $15.0 million, respectively. During the years ended December 31, 2021 and 2020, the Company recognized revenue of $9.0 million and $8.3 million, respectively, that was recorded as deferred revenue at the beginning of the period.
Contract Costs
The Company capitalizes costs to fulfill contracts associated with different lines of its business where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized. At December 31, 2021, there were no capitalized costs recognized to fulfill a contract. At December 31, 2020, there were $1.7 million of capitalized costs recognized to fulfill a contract.
25.    Leases
The Company, acting as a lessee, has operating leases and finance leases primarily relating to office space, data centers and office equipment. The leases have remaining lease terms of 0.2 years to 17.6 years, some of which include options to extend the leases in 1 to 10 year increments for up to 10 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement is recognized as incurred.
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
As of December 31, 2021, the Company did not have any leases that have not yet commenced but that create significant rights and obligations.
Supplemental information related to the Company’s operating leases is as follows (in thousands):

	Classification in Consolidated Statements of Financial Condition	December 31, 2021	December 31, 2020
Assets
Operating lease ROU assets	Other assets	$136,252	$165,969
Finance lease ROU assets	Fixed assets, net	$2,893	$—
Liabilities
Operating lease liabilities	Accounts payable, accrued and other liabilities	$166,220	$190,207
Finance lease liabilities	Accounts payable, accrued and other liabilities	$2,985	$—

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term
Operating leases (years)	10.8	10.5
Finance leases (years)	4.7	0
Weighted-average discount rate
Operating leases	4.9%	4.9%
Finance leases	3.1%	—%

The components of lease expense are as follows (in thousands):

		Year Ended December 31,
	Classification in Consolidated Statements of Operations	2021	2020
Operating lease cost[1]	Occupancy and equipment	$41,442	$43,726
Finance lease cost
Amortization on ROU assets	Occupancy and equipment	$146	$—
Interest on lease liabilities	Interest expense	$21	$—
____________________________________
1The Company recorded operating lease costs related to the Insurance brokerage business of $3.5 million for the year ended December 31, 2021.
Short-term lease expense is not material.
The following table shows the Company’s maturity analysis of its operating lease liabilities as of December 31, 2021 (in thousands):

	December 31, 2021
	Operating leases	Finance leases
2022	$32,288	$657
2023	28,318	657
2024	23,433	657
2025	19,014	657
2026	15,670	499
Thereafter	103,214	—
Total	$221,937	$3,127
Interest	(55,717)	(142)
Total	$166,220	$2,985
The following table shows cash flow information related to lease liabilities (in thousands):

	Year Ended December 31,
	2021	2020
Cash paid for obligations included in the measurement of lease liabilities[1]	$37,085	$37,552
Cash paid for obligations included in the measurement of finance lease liabilities	$157	$—
_______________________________________
1The Company made payments for operating lease liabilities related to the Insurance brokerage business of $3.6 million for the year ended December 31, 2021.
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
As required, any subsequent changes to the CECL reserve are recognized in “Net income (loss) available to common stockholders” in the Company’s consolidated statements of operations. During the years ended December 31, 2021 and 2020, the Company recorded a decrease of $0.2 million and an increase of $0.7 million, respectively, in the CECL reserve against the receivables portfolio, bringing the Company’s total CECL reserve to $2.4 million and $2.6 million as of December 31, 2021 and 2020, respectively.
This total CECL reserve is comprised of $1.7 million and $1.6 million for “Loans, forgivable loans and other receivables from employees and partners, net” as of December 31, 2021 and 2020, respectively. The total CECL reserve is further comprised of $0.7 million and $1.0 million for “Accrued commissions and other receivables, net,” as of December 31, 2021 and 2020, respectively. For the year ended December 31, 2021, there was an increase of $0.1 million, in the CECL reserve pertaining to “Loans, forgivable loans and other receivables from employees and partners, net” as a result of employee terminations, bringing the CECL reserve recorded pertaining to “Loans, forgivable loans and other receivables from employees and partners, net” to $1.7 million as of December 31, 2021. For the year ended December 31, 2020, there was an increase of $0.5 million in the CECL reserve pertaining to "Loans, forgivable loans and other receivables from employees and partners, net."
For the year ended December 31, 2021, there was a decrease of $0.3 million in the CECL reserve against “Accrued commissions and other receivables, net,” due to the updated macroeconomic assumptions resulting from an increase in the GDP growth rate, and the downward credit rating migration of certain receivables in the portfolio, bringing the CECL reserve recorded pertaining to “Accrued commissions and other receivables, net” to $0.7 million as of December 31, 2021. For the year ended December 31, 2020, there was an increase of $0.2 million in the CECL reserve against "Accrued commissions and other receivables, net."
27.    Supplemental Balance Sheet Information
The components of certain balance sheet accounts are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Other assets:
Operating lease ROU assets[1]	$136,252	$165,969
Deferred tax asset	135,365	125,292
Equity securities carried under measurement alternative	82,093	81,758
Other taxes	37,011	27,450
Prepaid expenses	16,715	35,215
Rent and other deposits	15,849	16,355
Other	21,948	28,388
Total other assets	$445,233	$480,427

	Year Ended December 31,
	2021	2020
Accounts payable, accrued and other liabilities:
Taxes payable	$277,932	$255,944
Accrued expenses and other liabilities[2]	203,937	890,890
Lease liabilities[1]	169,205	190,207
Deferred tax liability	18,142	24,320
Charitable contribution liability	10,038	2,758
Total accounts payable, accrued and other liabilities	$679,254	$1,364,119
_______________________________
1As of December 31, 2021, $136.3 million and $169.2 million, relating to lease ROU assets and lease liabilities, respectively, is attributable to the adoption of ASU No. 2016-02, Leases (Topic 842). As of December 31, 2020, $166.0 million and $190.2 million, relating to lease ROU assets and lease liabilities, respectively, is attributable to the adoption of ASU No. 2016-02, Leases (Topic 842). See Note 25—“Leases”, in addition to the information under the heading “Recently Adopted Accounting Pronouncements” included in Note 1—“Organization and Basis of Presentation” for additional information.
2As of December 31, 2020, $607.3 million is attributable to Besso and Ed Broking. See “Cash Segregated Under Regulatory Requirements” and “Accrued Commissions and Other Receivables, Net” in Note 3—“Summary of Significant Accounting Policies” for additional information.
28.    Subsequent Events
Fourth Quarter 2021 Dividend
On February 15, 2022, the Company’s Board declared a quarterly cash dividend of $0.01 per share for the fourth quarter of 2021, payable on March 22, 2022 to BGC Class A and Class B common stockholders of record as of March 8, 2022.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman of the Board and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman of the Board and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of December 31, 2021. Based on that evaluation, the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of December 31, 2021.
Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based upon criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Our internal control over financial reporting includes policies and procedures that are intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.
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
Remediation of Material Weakness
Our management, with the oversight of the Audit Committee of our Board of Directors, took immediate action to initiate a plan to remediate the material weakness previously identified and disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2020. The below remediation measures were designed to remediate the control deficiencies and enhance our overall internal control environment:
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
Based upon management’s assessment of our implemented controls to address the material weakness noted above, we believe the material weakness identified has been remediated as of December 31, 2021.
Changes in Internal Control over Financial Reporting
During the year ended December 31, 2021, there were no changes in our internal control over financial reporting, other than the remediation measures implemented as described above, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
Not Applicable
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information appearing under “Election of Directors,” “Information about our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics and Whistleblower Procedures” in the 2022 Proxy Statement is hereby incorporated by reference in response to this Item 10.
ITEM 11.    EXECUTIVE COMPENSATION
The information appearing under “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2022 Proxy Statement is hereby incorporated by reference in response to this Item 11.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information appearing under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information as of December 31, 2021” in the 2022 Proxy Statement is hereby incorporated by reference in response to this Item 12.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information appearing under “Certain Relationships and Related Transactions and Director Independence” and “Election of Directors—Independence of Directors” in the 2022 Proxy Statement is hereby incorporated by reference in response to this Item 13.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information appearing under “Independent Registered Public Accounting Firm Fees” and “Audit Committee Pre-Approval Policies and Procedures” in the 2022 Proxy Statement is hereby incorporated by reference in response to this Item 14.

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
2.10
Amended and Restated Separation and Distribution Agreement, dated as of November 23, 2018, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., BGC Global Holdings, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 27, 2018)

2.11
Agreement for the Sale and Purchase of the Share Capital of Ed Broking Group Limited and Besso Insurance Group Limited, Dated May 26, 2021, by and Among Tower Bridge (One) Limited, Ardonagh Specialty Holdings 2 Limited, The Ardonagh Group Limited and BGC Partners, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2021)

2.12
Deed of Variation in Respect of the Agreement for the Sale and Purchase of the Share Capital of Ed Broking Group Limited and Besso Insurance Group Limited, dated August 25, 2021, by and among Tower Bridge (One) Limited, Ardonagh Specialty Holdings 2 Limited, The Ardonagh Group Limited and BGC Partners, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2021)

2.13
Deed of Variation in Respect of the Agreement for the Sale and Purchase of the Share Capital of Ed Broking Group Limited and Besso Insurance Group Limited, dated October 31, 2021, by and among Tower Bridge (One) Limited, Ardonagh Specialty Holdings 2 Limited, The Ardonagh Group Limited and BGC Partners, Inc. (incorporated by reference to Exhibit 2.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2021)

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

4.5	Form of 5.375% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2018)

4.6
Indenture, dated as of September 27, 2019, between BGC Partners, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on September 30, 2019)

4.7
First Supplemental Indenture, dated as of September 27, 2019, between BGC Partners, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed with the SEC on September 30, 2019)

4.8	Form of BGC Partners, Inc. 3.750% Senior Notes due 2024 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed with the SEC on September 30, 2019)

4.9
Second Supplemental Indenture, dated as of July 10, 2020, between BGC Partners, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 14, 2020)

4.10	Form of BGC Partners, Inc. 4.375% Senior Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 14, 2020)

10.1
Registration Rights Agreement, dated as of December 9, 1999, by and among eSpeed, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

Exhibit Number	Exhibit Title
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
10.19
Tower Bridge International Services L.P. and BGC International Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.20
Tower Bridge International Services L.P. and eSpeed International Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.21
Tower Bridge International Services L.P. and eSpeed Support Services Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.22
Amended and Restated Change in Control Agreement dated August 3, 2011 between Howard W. Lutnick and BGC Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)*

10.23
Amended and Restated Change in Control Agreement dated August 3, 2011 between Stephen M. Merkel and BGC Partners, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)*

10.24
Amended and Restated Deed of Adherence, dated as of January 22, 2014, between Sean Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 28, 2014)*

10.25
Deed of Amendment, dated February 24, 2017, to the Amended and Restated Deed of Adherence, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.86 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2017)*

10.26
Deed of Amendment, dated November 5, 2020, to the Amended and Restated Deed of Adherence, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020)*

10.27
Consultancy Agreement, dated February 24, 2017, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.87 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2017)*

10.28
Amendment, dated November 5, 2020, to the Consultancy Agreement, dated February 24, 2017, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020)*

10.29
Letter Agreement, dated as of August 24, 2015, among BGC Partners, Inc., BGC Partners, L.P. and GFI Group Inc., relating to shareholder litigation and the Tender Offer Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015)

10.30
Eighth Amended and Restated Long Term Incentive Plan, dated as of November 22, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2021)*

10.31
Second Amended and Restated BGC Partners, Inc. Incentive Bonus Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2017)*

10.32
Amended and Restated Agreement of Limited Partnership of CF Real Estate Finance Holdings, L.P., dated as of September 8, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2017)

10.33
Second Amended and Restated Agreement of Limited Partnership of BGC Holdings, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.34
Amendment No. 1, dated November 8, 2018, to the Second Amended and Restated Agreement of Limited Partnership of BGC Holdings, L.P (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2018).

10.35
Second Amended and Restated Agreement of Limited Partnership of BGC Partners, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

Exhibit Number	Exhibit Title
10.36
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

10.41
Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 23, 2018)

10.42
Amendment, dated August 6, 2018, to the Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2018)

10.43
Amended and Restated Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 23, 2018)

10.44
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

10.45
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

10.46
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

101
The following materials from BGC Partners’ Annual Report on Form 10-K for the period ended December 31, 2021 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, (vi) Notes to the Consolidated Financial Statements, and (vii) Schedule I, Parent Company Only Financial Statements. The XBRL Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document.

Exhibit Number	Exhibit Title

104	The cover page from this Annual Report on Form 10-K, formatted in inline XBRL (included in Exhibit 101).

ITEM 16.    FORM 10-K SUMMARY
Not Applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2021 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2022.

BGC Partners, Inc.
By:	/S/ HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant, BGC Partners, Inc., in the capacities and on the date indicated.

Signature	Capacity in Which Signed	Date

/S/ HOWARD W. LUTNICK	Chairman of the Board and Chief Executive Officer	February 28, 2022
Howard W. Lutnick	(Principal Executive Officer)

/S/ STEVEN BISGAY	Chief Financial Officer	February 28, 2022
Steven Bisgay	(Principal Financial and Accounting Officer)

/S/ LINDA A. BELL	Director	February 28, 2022
Linda A. Bell

/S/ STEPHEN T. CURWOOD	Director	February 28, 2022
Stephen T. Curwood

/S/ WILLIAM J. MORAN	Director	February 28, 2022
William J. Moran

/S/ DAVID P. RICHARDS	Director	February 28, 2022
David P. Richards

/S/ ARTHUR U. MBANEFO	Director	February 28, 2022
Arthur U. Mbanefo

BGC PARTNERS, INC.
(Parent Company Only)
STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$31	$24
Investments in subsidiaries	568,961	737,955
Receivables from related parties	10,038	2,758
Note receivable from related party	1,043,189	1,296,082
Other assets	70,261	64,498
Total assets	$1,692,480	$2,101,317
Liabilities and Stockholders’ Equity
Accounts payable, accrued and other liabilities	$29,539	$50,999
Notes payable	1,043,189	1,296,082
Total liabilities	1,072,728	1,347,081
Commitments and contingencies (Note 2)
Total stockholders’ equity	619,752	754,236
Total liabilities and stockholders’ equity	$1,692,480	$2,101,317
See accompanying Notes to Financial Statements.

BGC PARTNERS, INC.
(Parent Company Only)
STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Other revenues	$552	$450	$—
Interest and dividend income	60,772	65,762	55,044
Total revenue	61,324	66,212	55,044
Expenses:
Interest expense	60,772	65,762	55,044
Total expenses	60,772	65,762	55,044
Income from operations before income taxes	552	450	—
Equity income (loss) of subsidiaries	114,971	38,030	46,752
Provision (benefit) for income taxes	(8,484)	(6,582)	2,851
Net income available to common stockholders	$124,007	$45,062	$43,901
Per share data:
Basic earnings (loss) per share
Net income available to common stockholders	$124,007	$45,062	$43,901
Basic earnings (loss) per share	$0.33	$0.12	$0.13
Basic weighted-average shares of common stock outstanding	379,215	361,736	344,332
Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$173,995	$64,787	$58,871
Fully diluted earnings (loss) per share	$0.32	$0.12	$0.12
Fully diluted weighted-average shares of common stock outstanding	540,020	546,848	472,187
See accompanying Notes to Financial Statements.

BGC PARTNERS, INC.
(Parent Company Only)
STATEMENTS OF COMPREHENSIVE INCOME
(in thousands

	Year Ended December 31,
	2021	2020	2019
Net income available to common stockholders	$124,007	$45,062	$43,901
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(11,853)	5,382	96
Benefit plans	235	(1,210)	(8,733)
Total other comprehensive (loss) income, net of tax	(11,618)	4,172	(8,637)
Comprehensive income attributable to common stockholders	$112,389	$49,234	$35,264
See accompanying Notes to Financial Statements.

BGC PARTNERS, INC.
(Parent Company Only)
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income available to common stockholders	$124,007	$45,062	$43,901
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred financing costs	3,592	4,188	3,206
Equity (income) loss of subsidiaries	(114,971)	(38,030)	(46,752)
Deferred tax (benefit) expense	(6,404)	(13,585)	(20,042)
Decrease (increase) in operating assets:
Investments in subsidiaries	335,295	(11,480)	12,400
Receivables from related parties	(7,280)	1,241	16,029
Note receivable from related party	251,312	(187,069)	(366,496)
Other assets	1,769	887	861
(Decrease) increase in operating liabilities:
Accounts payable, accrued and other liabilities	(21,459)	14,295	(4,125)
Net cash used in operating activities	565,861	(184,491)	(361,018)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	—	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to stockholders	(15,098)	(60,440)	(192,442)
Repurchase of Class A common stock	(365,398)	(5)	(970)
Issuance of senior notes, net of deferred issuance costs	—	294,396	294,845
Repayments of senior notes	(256,032)	(43,968)	—
Unsecured revolving credit agreement borrows	300,000	230,000	390,000
Unsecured revolving credit agreement repayments	(300,000)	(300,000)	(320,000)
Distributions from subsidiaries	70,602	61,972	184,545
Proceeds from offering of Class A common stock, net	72	2,516	4,929
Net cash provided by financing activities	(565,854)	184,471	360,907
Net increase (decrease) in cash and cash equivalents	7	(20)	(111)
Cash and cash equivalents at beginning of period	24	44	155
Cash and cash equivalents at end of period	$31	$24	$44
Supplemental cash information:
Cash paid (refund) during the period for taxes	$(157)	$(5,919)	$5,422
Cash paid during the period for interest	59,018	60,594	47,329
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$157,547	$11,388	$26,146
Issuance of Class A and contingent Class A common stock and limited partnership interests for acquisitions	1,160	1,578	3,040
See accompanying Notes to Financial Statements.

BGC PARTNERS, INC.
(Parent Company Only)
NOTES TO FINANCIAL STATEMENTS
1.Organization and Basis of Presentation
The accompanying Parent Company Only Financial Statements of BGC Partners should be read in conjunction with the consolidated financial statements of BGC Partners and subsidiaries and the notes thereto. In addition, certain reclassifications have been made to previously reported amounts to conform to the current presentation.
For the year ended December 31, 2021, the Company declared and paid cash dividends of $0.04 per share to BGC Class A and Class B common stockholders. For the year ended December 31, 2020 and 2019, the comparable cash dividend amounts were $0.17 per share and $0.56 per share, respectively.
Revisions of Previously Issued Financial Statements
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

For more information about the revisions to our previously issued financial statements, see Note 1—“Organization and Basis of Presentation” in the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
2.Commitments, Contingencies and Guarantees
On March 13, 2015, subsidiaries of the Company entered into a secured loan arrangement of $28.2 million, under which it pledged certain fixed assets as security for a loan. This arrangement was guaranteed by the Parent Company, incurred interest at a fixed rate of 3.70% and matured on March 13, 2019, therefore there were no borrowings outstanding as of December 31, 2021 and 2020.
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
On May 31, 2017, the Company entered into a secured loan arrangement of $29.9 million, under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.44% per year and matured on May 31, 2021; therefore, there were no borrowings outstanding as of December 31, 2021. As of December 31, 2020, the Company had $4.0 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2020 was $0.8 million.
On April 8, 2019, the Company entered into a secured loan arrangement of $15.0 million, under which it pledged certain fixed assets as security for a loan. This arrangement is guaranteed by the Parent Company, incurs interest at a fixed rate of 3.77% and matures on April 8, 2023. As of December 31, 2021 and 2020, the Company had $5.9 million and $9.6 million outstanding related to this secured loan arrangement, respectively. The book value of the fixed assets pledged as of December 31, 2021 was $0.1 million. The book value of the fixed assets pledged as of December 31, 2020 was $1.2 million.
On April 19, 2019, the Company entered into a $10.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.89% and matures on April 19, 2023. As of December 31, 2021 and December 31, 2020, the Company had $3.8 million and $6.3 million, respectively, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2021 was $1.0 million. The book value of the fixed assets pledged as of December 31, 2020 was $2.7 million.
3.Long-Term Debt
Unsecured Senior Revolving Credit
On November 28, 2018, the Company entered into the Revolving Credit Agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, which replaced the existing committed unsecured senior revolving credit agreement. The maturity date of the Revolving Credit Agreement was November 28, 2020, and the maximum revolving loan balance is $350.0 million. Borrowings under this Revolving Credit Agreement bear interest at either LIBOR or a defined base rate plus additional margin. On December 11, 2019, the Company entered into an amendment to the Revolving Credit Agreement. Pursuant to the amendment, the maturity date was extended to February 26, 2021. On February 26, 2020, the Company entered into a second amendment to the Revolving Credit Agreement, pursuant to which, the maturity date was extended by two years to February 26, 2023. There was no change to the interest rate or the maximum revolving loan balance. On November 1, 2021, the Company repaid in full the $300.0 million borrowings outstanding under the Revolving Credit Agreement. As of both December 31, 2021 and 2020, there were no borrowings outstanding under the Revolving Credit Agreement. The average interest rate on the outstanding borrowings was 2.09% and 2.88% for the years ended December 31, 2021 and 2020, respectively. The Company recorded interest expense related to the Revolving Credit Agreement of $3.6 million, $5.3 million and $10.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
5.125% Senior Notes
On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes, which matured on May 27, 2021. The 5.125% Senior Notes were general senior unsecured obligations of the Company. The 5.125% Senior Notes bore interest at a rate of 5.125% per year, payable in cash on May 27 and November 27 of each year, commencing November 27, 2016 and ending the maturity date. Prior to maturity, on August 5, 2020, the Company commenced a cash tender offer for any and all $300.0 million outstanding aggregate principal amount of its 5.125% Senior Notes. On August 11, 2020, the Company’s cash tender offer expired at 5:00 p.m., New York City time. As of the expiration time, $44.0 million aggregate principal amount of the 5.125% Senior Notes were validly tendered. These notes were redeemed on the settlement date of August 14, 2020. On May 27, 2021, BGC repaid the remaining $256.0 million principal plus accrued interest on its 5.125% Senior Notes. The Company recorded interest expense related to the 5.125% Senior Notes of $5.8 million, $16.3 million, and $16.2 million for the years ended December 31, 2021, 2020 and 2019.
5.375% Senior Notes
On July 24, 2018, the Company issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes. The 5.375% Senior Notes are general senior unsecured obligations of the Company. The 5.375% Senior Notes bear interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The 5.375% Senior Notes will mature on July 24, 2023. The Company may redeem some or all of the 5.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture related to the 5.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes was $444.2 million, net of the discount and debt issuance costs of $5.8 million. The issuance costs are amortized as interest expense and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 5.375% Senior Notes as of December 31, 2021 was $447.9 million. The Company recorded interest expense related to the 5.375% Senior Notes of $25.5 million, $25.5 million and $25.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
3.750% Senior Notes
On September 27, 2019, the Company issued an aggregate of $300.0 million principal amount of 3.750% Senior Notes. The 3.750% Senior Notes are general unsecured obligations of the Company. The 3.750% Senior Notes bear interest at a rate of 3.750% per year, payable in cash on April 1 and October 1 of each year, commencing April 1, 2020. The 3.750% Senior Notes will mature on October 1, 2024. The Company may redeem some or all of the 3.750% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 3.750% Senior Notes was $296.1 million, net of discount and debt issuance costs of $3.9 million. The issuance costs will be amortized as interest expense and the carrying value of the 3.750% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 3.750% Senior Notes was $297.7 million as of December 31, 2021. The Company recorded interest expense related to the 3.750% Senior Notes of $12.1 million $12.1 million and $3.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
4.375% Senior Notes
On July 10, 2020, the Company issued an aggregate of $300.0 million principal amount of 4.375% Senior Notes. The 4.375% Senior Notes are general unsecured obligations of the Company. The 4.375% Senior Notes bear interest at a rate of 4.375% per year, payable in cash on June 15 and December 15 of each year, commencing December 15, 2020. The 4.375% Senior Notes will mature on December 15, 2025. The Company may redeem some or all of the 4.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices. If a “Change of Control Triggering Event” occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 4.375% Senior Notes was $296.8 million, net of discount and debt issuance costs of $3.2 million. The issuance costs will be amortized as interest expense, and the carrying value of the 4.375% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 4.375% Senior Notes was $297.5 million as of December 31, 2021. The Company recorded interest expense related to the 4.375% Senior Notes of $13.8 million and $6.5 million for years ended December 31, 2021 and 2020, respectively. The Company did not record interest expense related to the 4.375% Senior Notes for year ended December 31, 2019.