Form 10-K/A
period 2021-12-31
BGC Partners, Inc.
filed 2022-05-02
CIK 1094831

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
On April 25, 2022, the registrant had 329,273,306 shares of Class A common stock, $0.01 par value, and 45,884,380 shares of Class B common stock, $0.01 par value, outstanding.

Auditor Name: Ernst & Young, LLP	Auditor Location: New York, New York	PCAOB ID Number: 42

EXPLANATORY NOTE
Throughout this document BGC Partners, Inc. is referred to as “BGC,” and “BGC Partners,” and, together with its subsidiaries, as the “Company,” “we,” “us,” or “our.”
On February 28, 2022, BGC filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Form 10-K”). Certain Part III information was omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year. The Company does not anticipate that its definitive proxy statement involving the election of directors in connection with its 2022 annual meeting of stockholders will be filed by April 30, 2022 (i.e., within 120 days after the end of the Company’s 2021 fiscal year). Accordingly, this Amendment No. 1 (this “Amendment”) hereby amends and restates Part III, Items 10 through 14, of the Original Form 10-K as set forth below. The information included herein as required by Part III, Items 10 through 14, of the Original Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our 2022 annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14, of Form 10-K.
This Amendment also restates Item 15 of Part IV of the Original Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.
No other amendments are being made hereby to the Original Form 10-K. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the Securities and Exchange Commission on February 28, 2022, and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Board of Directors is currently composed of six members. Information with respect to our directors is set forth below.
Information about our Directors

Name	Age	Director Since	Biographies
Howard W. Lutnick	60	1999	Mr. Lutnick is the Chairman of our Board of Directors and our Chief Executive Officer, positions in which he has served from June 1999 to the present. Mr. Lutnick joined Cantor Fitzgerald, L.P. (“Cantor”) in 1983 and has served as Chairman and Chief Executive Officer of Cantor since 1996. Mr. Lutnick also served as President of Cantor from 1991 until 2017. Mr. Lutnick has been Chairman of Newmark Group, Inc. (“Newmark”) since 2016. In addition, Mr. Lutnick also holds offices at and provides services to various other affiliates of Cantor and provides services to our and Newmark’s operating partnerships and subsidiaries, including BGC Partners, L.P. (“BGC U.S. OpCo”), BGC Global Holdings, L.P. (“BGC Global OpCo”), and Newmark Partners, L.P. (“Newmark OpCo”). Mr. Lutnick is also the Chief Executive Officer, President, sole shareholder and a director of CF Group Management, Inc. (“CFGM”), the managing general partner of Cantor. Mr. Lutnick has also been a director of Satellogic, Inc. (“Satellogic”) since January 2022. Mr. Lutnick is a member of the Board of Directors of the Horace Mann School, the Board of Directors of the National September 11
th
Memorial & Museum, the Board of Directors of the Partnership for New York City and the Board of Overseers of The Hoover Institution. In addition, Mr. Lutnick also served as the Chairman and Chief Executive Officer of CF Finance Acquisition Corp, a special purpose acquisition company (“SPAC”) from October 2015 until consummation of its business combination with GCM Grosvenor, Inc. (“GCM Grosvenor”), in November 2020, as the Chairman and Chief Executive Officer of CF Finance Acquisition Corp. II, a SPAC, from September 2019 until consummation of its business combination with View, Inc. in March 2021, as the Chairman and Chief Executive Officer of CF Finance Acquisition Corp. III from March 2016 until consummation of its business combination with AEye, Inc., in August 2021, and as the Chairman and Chief Executive Officer of CF Acquisition Corp. V from April 2020 until consummation of its business combination with Satellogic in January 2022. Currently, Mr. Lutnick has served as the Chairman and Chief Executive Officer of CF Acquisition Corp. IV since January 2020, CF Acquisition Corp. VI since April 2020, CF Acquisition Corp. VII since July 2020 and CF Acquisition Corp. VIII since July 2020, all of which are SPACS. Additionally, Mr. Lutnick has served as Chairman and Chief Executive Officer of each of Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.) and Rodin Income Trust, Inc. since February 2017 and as President of Rodin Income Trust, Inc. since January 2018, which are non-traded real estate investment trusts, or REITs. Mr. Lutnick received an undergraduate degree from Haverford College.

Stephen T. Curwood	74	2009	Mr. Curwood has been a director of our Company since December 2009. Mr. Curwood has been President of the World Media Foundation, Inc., a non-profit media production company, since 1992 and Senior Managing Director of SENCAP LLC, a New York and New Hampshire-based investment group, since 2005. Mr. Curwood was a Principal in Mamawood (Pty) Ltd, a media holding company based in Johannesburg with investments in South Africa, from 2005 to 2017. He has been a member of the Haverford College Corporation since 2000 and a trustee of the Woods Hole Research Center since 1996. From 1996 to present, Mr. Curwood has been faculty associate of the Harvard University Center for the Environment and has lectured in Environmental Science and Public Policy. From 2017 to present, he has been a Professor of Practice for the University of Massachusetts at Boston School for the Environment. Mr. Curwood was a trustee of Pax World Funds, a $2.5 billion group of investment funds focused on sustainable and socially responsible investments based in Portsmouth, New Hampshire, from 2007 until 2009. Mr. Curwood is also currently a member of the Board of Trustees of the New England Aquarium. Mr. Curwood received an. A.B. from Harvard College.

William J. Moran	80	2013	Mr. Moran has been a director of our Company since June 2013. Mr. Moran retired from JPMorgan Chase & Co. in June 2005, after serving as its Executive Vice President since 1997 and General Auditor since 1992. Mr. Moran previously worked in public accounting for nine years at KPMG LLP, providing financial audit, tax and advisory professional services. He served as a director of eSpeed, Inc., the Company’s predecessor, from December 1999 to November 2005. Mr. Moran served as a member of the Board of Directors and as the Chairman of the Audit Committee of GFI from February 26, 2015 through the closing of our back-end merger with GFI in January 2016. Mr. Moran also served as a director of Sovereign Bancorp, Inc. from 2006 until it was acquired by Banco Santander, S.A. in 2009. He also serves on the Advisory Board of the School of Management of Marist College and as a Trustee of the State University of New York College of Optometry. He previously served on the Board of Directors of The College of Technology and as a director of Lighthouse International. He is a member of the American Institute of Certified Public Accountants and the New York Society of Certified Public Accountants, and was a member of the Bank Administration Institute and the Institute of Internal Auditors. Mr. Moran graduated with a B.A., cum laude, from Marist College and a M.B.A. from Columbia University. Mr. Moran also is a Certified Public Accountant.

Linda A. Bell	63	2013	Dr. Bell has been a director of our Company since July 2013. Dr. Bell has served as the Provost and Dean of the Faculty at Barnard College, Columbia University since 2012, where she is also a Professor of Economics. Prior to joining Barnard, Dr. Bell was the Provost and John B. Hurford Professor of Economics at Haverford College from 2007 and 2012 and a member of the faculty since 1992. Prior to her tenure at Haverford, Dr. Bell held visiting faculty appointments at Stanford University, the University of California, San Diego, the John F. Kennedy School of Government at Harvard University, and the Woodrow Wilson School of Public Administration at Princeton University, and has taught at the Leonard N. Stern School of Business at New York University. Dr. Bell has also served as a research fellow at the Institute for the Study of Labor (IZA) in Bonn, Germany since 2003, and as a senior consultant for the labor practice group of the National Economic Research Associates since 2006. Dr. Bell holds a Ph.D. in Economics from Harvard University.

David P. Richards	69	2017	Mr. Richards has been a director of our Company since December 2017. Mr. Richards is the Chairman of Prodrive Holdings Ltd., a British motorsport and advanced engineering group, a position in which he has served since the firm’s founding in 1984. He previously served as Chairman of Aston Martin Lagonda Ltd., a British manufacturer of luxury sports cars, from 2007 until 2013, and as a non-executive director of BGC European GP Limited from May 2009 until June 2017. Mr. Richards currently serves in the role of Chairman of the UK governing body of the Motor Sports Association. Mr. Richards has been a director of Phytome Life Sciences, a U.K. plant-based medical research company since August 2019. In January 2022, Mr. Richards became a non-executive director of Raw Charging Group Limited, a U.K. electric vehicle charging company focused on distributing smart charging infrastructure to business customers in the U.K. and Europe. In the 2005 Queen’s New Year’s Honours, Mr. Richards was made a Commander of the British Empire, CBE, for his services to motorsport. Mr Richards attended Brynhyfryd School in North Wales followed by five years of articles with a Liverpool firm of chartered accountants. He holds honorary doctorates and fellowships from the Universities of Wales, Coventry, Warwick and Cranfield.

Arthur U. Mbanefo	55	2021	Mr. Mbanefo has been a director of our Company since October 2021. Since February 2020, Mr. Mbanefo has been the Chief Investment Officer and Head of Principal Business and Asset Management for ORIX Corporation USA, the U.S. subsidiary of ORIX Corporation, a publicly owned, Tokyo-based international financial services company. In that role, he is responsible for managing the active investment, underwriting and allocation of assets of ORIX Corporation USA and has oversight for all principal business and asset management. In addition, he is responsible for adding new strategies, businesses and assets for ORIX Corporation USA. Mr. Mbanefo previously served as the Managing Partner of Phoenix Merchant Partners LP, a merchant banking and private credit business, from September 2019 until February 2020. Mr. Mbanefo also served as the Chief Investment Officer of Barclays Bank PLC from March 2017 until June 2019 where he was responsible for all the investment of the balance sheet of Barclays Bank PLC across corporate and investment banking, markets, pension and asset management, cards and payments. Prior to this role, he was a Head of Markets at Barclays from September 2015 to February 2017 and a Managing Director at the firm in various market leadership roles from May 2009 to September 2015. Prior to Barclays, Mr. Mbanefo served as Chief Investment Officer and Chief Executive Officer of two alternative investment management firms. In addition, he is an advisory board member of the non-profit, Room to Read, in both London and New York and is a member of the Provost Board of Villanova University. Mr. Mbanefo graduated with a BSc with Honours from Loughborough University. Mr. Mbanefo also is a Fellow Chartered Accountant and is Series 7 and Series 24 certified.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Our executive officers are appointed annually by our Board and serve at the discretion of our Board. In addition to Mr. Lutnick, our Chief Executive Officer, who also serves as a member of the Board, our executive officers, their respective ages and positions and certain other information with respect to each of them are as follows:
Sean A. Windeatt
, 48, has been our Chief Operating Officer since January 2009 and was our Interim Chief Financial Officer from December 2018 until December 31, 2019. Mr. Windeatt has been Executive Managing Director and Vice President of BGC Partners from 2007 to 2009 and served as a Director of Cantor Fitzgerald International from 2004 to 2007. Mr. Windeatt also provides services to our operating partnerships and subsidiaries. Mr. Windeatt also served as a Business Manager and member of the finance department of Cantor Fitzgerald International from 1997 to 2003.
Steven Bisgay
, 55, has been our Executive Managing Director and Chief Financial Officer since January 1, 2020. Mr. Bisgay joined Cantor in February 2015. From that time until August 2020, and from January 2021 to present, Mr. Bisgay serves as Chief Financial Officer of Cantor. He also held various offices at and provided services to other affiliates of Cantor until December 2019. Currently, Mr. Bisgay also serves as a director of CF Acquisition Corp. IV, CF Acquisition Corp. VI, CF Acquisition Corp. VII and CF Acquisition Corp. VIII. Mr. Bisgay previously served as a director of CF Acquisition Corp. V from July 2021 until consummation of its business combination with Satellogic in January 2022. Prior to his time at Cantor, Mr. Bisgay was the Chief Financial Officer at KCG Holdings, Inc., a market-making firm focused on client trading solutions, liquidity services and market-making technologies, after serving as Chief Financial Officer and Chief Operating Officer, Head of Business Development, Group Controller, and Director of Internal Audit at Knight Capital Group, Inc. and as a Senior Manager at PricewaterhouseCoopers, LLP. Mr. Bisgay received a B.S. in Accounting from Binghamton University and an M.B.A. from Columbia University. Mr. Bisgay also is registered with FINRA, holds a Series 27 Financial and Operations Principal license and is a Certified Public Accountant.
Stephen M. Merkel
, 63, has been our Executive Vice President and General Counsel since September 2001 and was our Senior Vice President, General Counsel and Secretary from June 1999 to September 2001. Mr. Merkel was our Secretary from September 2001 until January 2019. Mr. Merkel served as a director of our Company from September 2001 until October 2004. Mr. Merkel has been Executive Managing Director, General Counsel and Secretary of Cantor since December 2000 and was Senior Vice President, General Counsel and Secretary of Cantor from May 1993 to December 2000. He joined Cantor in 1993 and oversees all legal and compliance functions. Mr. Merkel has been Executive Vice President, Chief Legal Officer of Newmark since January 2019 and was its Corporate Secretary from December 2017 to January 2019. Prior to joining Cantor, Mr. Merkel was Vice President and Assistant General Counsel at Goldman Sachs & Co. From September 1985 to January 1990, Mr. Merkel was an associate with the law firm of Paul, Weiss, Rifkind, Wharton & Garrison. Mr. Merkel is a founding board member of the Wholesale Markets Brokers’ Association, Americas. Mr. Merkel graduated with a B.A. magna cum laude from the University of Pennsylvania and received his law degree from the University of Michigan School of Law.

CORPORATE GOVERNANCE
Independence of Directors
Our Board has determined that each of Dr. Bell and Messrs. Curwood, Moran, Richards and Mbanefo qualifies as an “independent director” in accordance with the published listing requirements of the Nasdaq Stock Market, Inc. (“Nasdaq”). The Nasdaq independence definition consists of a series of objective tests, including that the director is not an officer or employee of ours and has not engaged in various types of business dealings with us. In addition, as further required by Nasdaq rules, our Board has made a subjective determination with respect to each independent director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment by each such director in carrying out the responsibilities of a director. In making these determinations, our Board has reviewed and discussed information provided by the individual directors and us with regard to each director’s business and personal activities as they may relate to us and our management, including participation on any boards of other organizations in which other members of our Board are members.
Meetings and Committees of Our Board of Directors
Our Board held 15 meetings during the year ended December 31, 2021. In addition to meetings, our Board and its committees reviewed and acted upon matters by unanimous written consent from time to time. In addition to regular committee meetings which are indicated below, the independent directors of the Board held 14 joint or special project committee meetings in 2021.
Our Board has an Audit Committee. The members of the Committee are currently Dr. Bell and Messrs. Curwood, Moran, Richards and Mbanefo, all of whom qualify as independent in accordance with the published listing requirements of Nasdaq. Mr. Mbanefo serves as chair, replacing Mr. Moran in April 2022. The members of the Committee also each qualify as “independent” under special standards established by the SEC for members of audit committees, and the Committee includes at least two members who are determined by our Board to also meet the qualifications of an audit committee financial expert in accordance with the SEC rules. Each of Messrs. Moran, Richards and Mbanefo is an independent director who has been determined to be an audit committee financial expert. The Committee operates pursuant to an Audit Committee Charter, which is available at
www.bgcpartners.com/esg/governance
under the heading “Independent Audit Committee” or upon written request from BGC free of charge.
The Audit Committee selects our independent registered public accounting firm (our “Auditors”), consults with our Auditors and with management with regard to the adequacy of our financial reporting, internal control over financial reporting and the audit process and considers any permitted non-audit services to be performed by our Auditors. The Committee also approves all related party transactions, oversees the management of our enterprise risk management program, oversees compliance with our Code of Business Conduct and Ethics (the “Code of Ethics”), and administers our whistleblower policy, including the establishment of procedures with respect to the receipt, retention and treatment of complaints received by us regarding accounting, internal controls and auditing matters, and the anonymous submission by employees of complaints involving questionable accounting or auditing matters. The Committee held 13 meetings during the year ended December 31, 2021.
During 2021, the Audit Committee engaged Ernst & Young LLP (“Ernst & Young”) to be our Auditors for the year ending December 31, 2021. Ernst & Young was also approved to perform reviews of each of our quarterly financial reports for the year ending December 31, 2021, and certain other audit-related services such as accounting consultations. Pursuant to our Audit Committee Charter, the Committee will pre-approve audit services, internal control-related services and permitted non-audit services (including the fees and other terms thereof) to be performed for us by Ernst & Young, as set forth in the Audit Committee Charter.
Our Board has a Compensation Committee. The members of the Committee are currently Dr. Bell and Messrs. Curwood, Moran, Richards and Mbanefo, all of whom are independent directors. Each member of the Committee qualifies as “independent” in accordance with the published listing requirements of Nasdaq. Dr. Bell serves as chair, replacing Mr. Curwood in April 2022. Mr. Richards joined the Compensation Committee on April 7, 2021. The Committee is responsible for reviewing and approving all compensation arrangements for our executive officers and for administering the BGC Holdings, L.P. (“BGC Holdings”) Participation Plan (the “Participation Plan”), our Eighth Amended and Restated BGC Partners, Inc. Long Term Incentive Plan (the “Equity Plan”) and our Second Amended and Restated BGC Partners, Inc. Incentive Bonus Compensation Plan (the “Incentive Plan” and together with the Participation Plan and the Equity Plan, the “BGC Compensation Plans”). The Committee operates pursuant to a Compensation Committee Charter, which is available at
www.bgcpartners.com/esg/governance
under the heading “Independent Compensation Committee” or upon written request from BGC free of charge. The Committee held 31 meetings during the year ended December 31, 2021
Our Board also has an Environmental, Social and Governance (“ESG”) Committee. The members of the Committee are currently Dr. Bell and Messrs. Curwood and Mbanefo, each of whom is an independent director. Mr. Curwood serves as chair, replacing Dr. Bell in April 2022. Each member of the Committee qualifies as “independent” in accordance with the published listing requirements of Nasdaq. The Committee is responsible for working with management to review ESG initiatives and procedures appropriate to the Company, to provide periodic review of ESG practices and policies and to review management’s current ESG strategy to ensure the Company engages in appropriate practices and technologies and otherwise make recommendations on these matters to the full Board. The Committee operates pursuant to an Environmental, Social and Governance Committee Charter, which is available at www.bgcpartners.com/esg/governance under the heading “Independent Environmental, Social and Governance Committee,” or upon written request from us free of charge. The Committee was formed in April 2021. The Committee held 4 meetings during 2021.
During 2021, no director attended fewer than 90% of the total number of meetings of the Board and the committees of which he or she was a member. Each independent director attended 100% of the total number of meetings of the Board and the committees of which he or she was a member, except one member missed one meeting during the year.

Nominating Process
All directors participate in the consideration of director nominees recommended for selection by a majority of the independent directors as defined by the published listing requirements of Nasdaq. Accordingly, our Board does not have a separate nominating committee or committee performing similar functions and does not have a nominating committee charter. The Board believes that such participation of all directors is appropriate given the size of the Board and the level of participation of all of our independent directors in the nomination process. The Board will also consider qualified director candidates identified by a member of senior management or by a stockholder. However, it is our general policy to re-nominate qualified incumbent directors, and, absent special circumstances, the Board will not consider other candidates when a qualified incumbent consents to stand for re-election. A stockholder wishing to submit a recommendation for a director candidate should follow the instructions set forth in this Amendment under the section below entitled “Communications with Our Board of Directors.”
Qualification Criteria and Diversity
Our Board considers the following minimum criteria when reviewing a director nominee: director candidates must (1) have the highest character and integrity, (2) be free of any conflict of interest which would violate applicable laws or regulations or interfere with the proper performance of the responsibilities of a director, (3) possess substantial and significant experience which would be of particular importance in the performance of the duties of a director, (4) have sufficient time available to devote to our affairs in order to carry out the responsibilities of a director, and (5) have the capacity and desire to represent the best interests of our stockholders. In addition, the Board considers as one factor among many the diversity of Board candidates, which may include diversity of gender, age and ethnicity. See “Environmental, Social and Governance Policies and Practices (ESG/Sustainability) Board Diversity.” The Board also considers diversity of skills and experience, as well as geographic background. The Board screens candidates, does reference checks and conducts interviews, as appropriate. The Board does not evaluate nominees for director any differently because the nominee is or is not recommended by a stockholder.
With respect to qualifications of the members of the Board, the Board generally values the broad business experience and independent business judgment in the financial services or in other fields of each member. Specifically, Mr. Curwood is qualified based on his experience in the global business world and his media experience. Mr. Lutnick formerly served on the Board of Managers of Haverford College with Mr. Curwood. Mr. Moran is qualified as a result of his experience in the financial services industry, his general business experience, and his status an audit committee financial expert. Dr. Bell is qualified based on her experience as a university academic manager, as an academic researcher and professor in economics, and as a former director of a fully electronic exchange. Mr. Richards is qualified based on his global business experience and his status as an audit committee financial expert. Mr. Mbanefo is qualified as a result of his broad experience in the financial services industry, his general business experience, and his status as an audit committee financial expert.
The director qualifications matrix below summarizes some of the key attributes that the Board has identified as particularly valuable to the effective oversight of the Company and the execution of the Company’s corporate strategy. This director qualifications matrix is not intended to be an exhaustive list of each of the director nominees’ skills or contributions to the Board.

Skills and Experience	Bell	Curwood	Lutnick	Moran	Richards	Mbanefo
Business Operations	X	X	X	X	X	X
Finance/Accounting	X	X	X	X	X	X
Risk Management	X		X	X		X
Global Business	X	X	X	X	X	X
Human Capital Management	X	X	X	X
M&A			X	X		X
Other Public Company Board Service and Governance		X	X	X
Environmental	X	X	X		X
Global Financial Markets	X	X	X	X		X
Brokerage			X			X
Regulatory	X		X	X
Innovation and Strategy	X	X	X		X	X
Ethics and Integrity	X	X	X	X	X	X
Senior Leadership/CEO	X	X	X		X	X
Technology/Information Security	X	X	X	X

Chairman of the Board
The Board has determined that in light of Mr. Lutnick’s control of the vote of our Company through his control of Cantor, having a separate Chairman of the Board and CEO is not efficient or appropriate for our Company. Additionally, the Board does not have a lead independent director for the same reasons.
We believe that the Company and its stockholders are best served by having Mr. Lutnick, our Chief Executive Officer, serve as Chairman of the Board of Directors. Mr. Lutnick’s combined role as Chairman of the Board of Directors and Chief Executive Officer promotes unified leadership and direction for the Board and executive management, and it allows for a single, clear focus for the chain of command to execute our strategic initiatives and business plans. Our strong and independent Board effectively oversees our management and provides vigorous oversight of our business and affairs and any proposed related party transactions. The Board is composed of independent, active and effective directors. Five of our current six directors meet the independence qualifications in accordance with the published listing requirements of Nasdaq and the SEC and the Board’s standards for determining director independence. Mr. Lutnick is the only member of executive management who is also a director. Requiring that the Chairman of the Board of Directors be an independent director is not necessary to ensure that our Board provides independent and effective oversight of our business and affairs. Such oversight is maintained at the Company through the composition of our Board, the strong leadership of our independent directors and Board committees, and our highly effective corporate governance structures and processes.
Corporate Governance Guidelines
The Board has adopted Corporate Governance Guidelines that provide the framework for the governance of the Company. The Guidelines address, among other things, the composition and structure of the Board, including membership criteria, independence standards and limits on other directorships, duties and responsibilities of directors, meeting procedures, committees of the Board, executive officer leadership development and stockholder engagement, including with respect to ESG matters. The Board reviews these principles and other aspects of governance annually. The Guidelines are available at
www.bgcpartners.com/esg/governance/
under the heading “Corporate Governance Guidelines” or upon written request from the Company free of charge.
Executive Sessions
In order to comply with Nasdaq rules, the Board has resolved that it will continue to schedule and/or provide opportunities during at least two meetings per year in which the independent directors will meet without the presence of Mr. Lutnick.
Annual Meetings
The Corporate Governance Guidelines provide that each member of the Board of Directors is expected to attend Annual Meetings of Stockholders of the Company. At the 2021 Annual Meeting of Stockholders, held on November 22, 2021, all of the Company’s directors were in attendance.
Communications with Our Board of Directors
Stockholders may contact any member of our Board, including to recommend a candidate for director, by addressing their correspondence to the director, c/o BGC Partners, Inc., 499 Park Avenue, New York, NY 10022, Attention: Corporate Secretary. Our Corporate Secretary will forward all such correspondence to the named director.
The Board’s Role in Risk Oversight
Risk is an integral part of Board and committee deliberations throughout the year. The Audit Committee oversees the management of our enterprise risk management program, and it annually reviews an assessment prepared by management of the critical risks facing us, their relative magnitude and management’s actions to monitor and mitigate these risks.
The Company’s management implemented an enterprise risk management program to enhance our existing processes through an integrated effort to identify, evaluate and manage risks that may affect our ability to execute our corporate strategy and fulfill our business objectives. The activities of the enterprise risk management program entail the identification, prioritization and assessment of a broad range of risks (e.g., strategic, operational, cybersecurity and information security, financial, legal/regulatory, credit, reputational and market) and the formulation of plans to mitigate their effects.
Our Board discusses cybersecurity and information security risks annually with the Chief Information Officer and the Chief Information Security Officer.
Similarly, in designing and implementing our executive compensation program, the Compensation Committee takes into consideration our operating and financial objectives, including our risk profile, and considers executive compensation decisions based in part on incentivizing our executive officers to take appropriate business risk consistent with our overall goals and risk tolerance.

Non-executive brokers, managers and other professionals are generally compensated based upon production or commissions, which may involve our committing to certain transactions. These transactions may expose the Company to risks by individual employees, who are motivated to increase production. While we have in place management oversight and risk management policies, there is an inevitable conflict of interest between our compensation structure and certain trading, transactional, or similar risks on a portion of our businesses.
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
ENVIRONMENTAL, SOCIAL AND GOVERNANCE POLICIES AND PRACTICES (ESG / SUSTAINABILITY)
Environmental, Social and Governance (“ESG”) / Sustainability Information
We believe that our environmental, social and governance (“ESG”) policies and practices will create sustainable long-term value for BGC, our stockholders and other stakeholders, our clients and our employees while also helping us mitigate risks, reduce costs, protect brand value, and identify market opportunities.
In April 2021, we established a Board-level ESG Committee to provide oversight with respect to our ESG policies and practices. The ESG Committee charter may be found on our website at
www.bgcpartners.com/esg/governance
under the heading “Independent Environmental, Social and Governance Committee.” With the Board’s and the ESG Committee’s oversight, we are embedding social and human capital, employment, environmental, sustainability, charitable and corporate governance policies and practices into our corporate strategy, compensation, disclosure, and goals to maintain and advance long-term stockholder value.
For more information about these topics, new and evolving initiatives and specific examples of policies and practices, see our website at www.bgcpartners.com/esg and “Additional ESG/Sustainability Information” below.
Our Fundamental Values
BGC is an organization built on strong values, employee engagement and ownership. We value hard work, innovation, superior client service, strong ethics and governance, and equal opportunities. And philanthropy is woven into our corporate culture. We believe these values foster sustainable, profitable growth. We strive to be exemplary corporate citizens and honor high ethical principles in our interactions with other businesses, our employees and the communities in which we live and work. We take corporate social responsibility and sustainability seriously: we want to contribute to the common good. Set forth below is a discussion of many of our ESG and sustainability policies and practices. These are our values in action.
Human Capital and Social Policies and Practices
We have a variety of programs to incentivize and support our employees, from employee ownership to comprehensive benefits and training. We are also committed to equal opportunity, diversity and other policies and practices designed to fulfill our commitment to social and human capital development.
Attracting and Retaining the Best Talent
Our success depends on our ability to attract and retain talented, productive and skilled brokers and technologists and other employees to transact with our customers in a challenging and regulated environment that is experiencing ever-increasing competition for talent. We are investing in creating a diverse, inclusive and incentivized work environment where our people can deliver their best work every day.
Retention Measures
In order to retain and hire additional workforce, we have increased our flexible work arrangements, where appropriate, and made compensation adjustments, established additional corporate opportunities and provided additional benefits including a 401(k) match for many of our U.S. support employees.
We have taken significant measures to develop a safe work environment for all employees, which is conducive to work in our office locations, particularly for front-office brokers and revenue generating employees, subject to applicable state and local regulatory requirements. We have established a more flexible hybrid approach in many instances for non-revenue generating roles or for roles which are not office dependent, where appropriate. We have established vaccination requirements in accordance with applicable laws, including time-off for vaccines, coverage for COVID-19 testing and enhanced sick leave. We continue to offer employee assistance programs and additional avenues for mental health consultation and wellness. We continue to take significant steps to protect our employees and encourage them all to get vaccinated.

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
We issue LPUs as well as other forms of equity-based compensation, including grants of exchangeability into shares of Class A common stock, par value $0.01 per share (the “Class A common stock”), and grants of shares of restricted stock, to provide liquidity to our employees, to align the interests of our employees and management with those of common stockholders, to help motivate and retain key employees, and to encourage a collaborative culture that drives cross-selling and revenue growth. These LPUs, which may be redeemed at any time for zero, and shares of restricted stock, which are subject to forfeiture if the non-compete, confidentiality or non-solicit provisions of the BGC Holdings, limited partnership agreement are violated, are also extremely retentive. In addition, we pay amounts due to a partner upon termination of service over a number of years in order to ensure compliance with post-termination partner obligations.
We also enter into various agreements with certain of our employees and partners whereby these individuals receive loans which may be either wholly or in part repaid from the distributions that these individuals receive on some or all of their LPUs and from proceeds of the sale of the employees’ shares of our Class A common stock or may be forgiven over a period of time. From time to time, the Company may also enter into agreements with employees and partners to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements.
Clawbacks and Incentives
The highly retentive nature of our partnership units, certain of which may be redeemed for zero at any time by the Compensation Committee, as well as partnership obligations under the BGC Holdings Partnership Agreement, provide broad discretion and significant clawback power to the Compensation Committee. Accordingly, we do not have a separate general compensation recovery or “clawback” policy for our executive officers and others. See “Compensation, Discussion and Analysis—Clawback, Forfeiture and Recoupment.”
We also enter into various agreements with certain of our employees and partners whereby these individuals receive loans which may be either wholly or in part repaid from the distributions that these individuals receive on some or all of their LPUs or may be forgiven over time. These loans provide incentives and promote retention.
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
We provide leadership training to managers on topics including management effectiveness, communication skills and delivering effective performance evaluations, unconscious bias and various other topics. This training is supplemented by a library of online training courses that managers and employees may access. Finally, our individual business lines offer ongoing learning and development opportunities tied to deepening the subject matter expertise of their professionals. Further, we offer summer and fall intern and early career programs in various parts of our businesses, including technology, and within the businesses regionally.
Our success depends on employees understanding how their work and engagement contribute to our strategy, culture, values, and regulatory environment. We use various channels to facilitate open and direct communication, including internal calls and meetings with employees, training and policy updates, employee resource groups, such as NOW, and social and family outings and events.
Our Environmental Focus, Environmental Markets and Sustainable Business Practices
We are focused on the environment and recognize the importance of treating our natural resources with the greatest respect, so that they are available to future generations. As a responsible business operating within financial services, we are actively aware of climate change and other major issues affecting the environment. Our BGC Environmental Brokerage Services is a leader in the world’s environmental and green energy markets. Our environmental brokerage services business provides expert innovative carbon offset solutions and advice to the world’s green energy markets, from transactions and financing to technology and consulting. For decades, we have helped clients worldwide navigate the complex financial requirements in order to achieve their environmental initiatives, in the process contributing to dramatically reduced emissions and the promotion of renewable energy. For more information on BGC Environmental Brokerage Services, please visit www.bgcebs.com.
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
To learn more about policies and practices and our continuing efforts related to Human Capital Management, as well as ESG matters, please refer to the ESG / sustainability section of our website at www.bgcpartners.com/esg for further information and Item 1 “Business” under the heading “Human Capital Management” in our Annual Report on Form 10-K. You will also find our Corporate Governance Guidelines, our Code of Business Conduct and Ethics, the charters of the committees of our Board of Directors, our Hedging Policy, information about our charitable initiatives and other sustainability and ESG policies and practices on our website and in our annual proxy statement. The information contained on, or that may be accessed through, our website, is not part of, and not incorporated into, this Annual Report on Form 10-K.
For more information about these initiatives as they evolve, visit our website at
www.bgcpartners.com/esg/environmental
.
Business Continuity and Resiliency
We are implementing additional sustainability policies and practices to protect the continuity of our businesses and operations to maintain and advance long-term stockholder value. These policies and practices include disaster recovery and crisis management protocols to minimize the impact of the COVID pandemic and other health emergencies and natural or other disasters, Hurricane Sandy and the September 11, 2001 terrorist attacks, on our operations. We maintain three concurrent data centers in the United States and three data centers in the United Kingdom, providing backup of our computer systems and capacity for our employees to work remotely during crises. These policies and practices enable our employees to maintain a high level of performance while working in offices or remotely during the COVID-19 pandemic in compliance with relevant rules and regulations in applicable jurisdictions and in preservation of the health, safety and welfare of our workforce.
Charitable Policies and Practices and September 11
th
Twenty-Year Anniversary
Never has our relationship with our people and others been so evident as on September 11, 2001. Following the devastating attack on our headquarters at the World Trade Center on that day, our CEO, Howard Lutnick, and our surviving employees and our affiliates created The Cantor Fitzgerald Relief Fund to take care of the families of the 658 colleagues and friends who perished on that day. We and our affiliates committed 25% of profits for five years and committed to pay for 10 years of healthcare for the families of those we lost.

Since 2001, that commitment to people has never faltered. Once a year, on the September 11th anniversary, BGC and its affiliates, in conjunction with The Cantor Fitzgerald Relief Fund (the “Cantor Relief Fund”), commemorate these 658 friends and colleagues, and 61 Eurobrokers employees, who perished on September 11, 2001. We host an annual Charity Day, where we donate our global revenue to the Cantor Relief Fund, which distributes these funds to over 150 charities worldwide. Charity Day’s unique way of creating something positive and life-affirming from the tragedy has raised nearly $200 million since inception. The Company currently matches 100% of individual employee donations to the Cantor Relief Fund made in September of each year up to $5,000 per individual employee. Employees have the option of designating a bona-fide charity as the beneficiary of the donation and the match. Additional charitable initiatives are in effect from time to time. In 2021, we marked the 20-year anniversary of the loss of our colleagues with a 20th anniversary Charity Day event honoring our legacy of charitable and community work and reminding others to “Never forget. Give back.”
We also support victims of disasters because we were there once and understand that feeling all too well. Over the years, Cantor Relief Fund volunteers along with some of our employee volunteers have supported schools and communities devastated by natural disaster, beginning with 19 schools in New York and New Jersey impacted by Superstorm Sandy providing $1,000 prepaid debit cards for immediate assistance to nearly 10,000 families with children enrolled in these schools. Our volunteers often travel to those in need. A team of volunteers and employees travelled to Moore, Oklahoma to distribute $1,000 prepaid debit cards to each family who had a child enrolled in the Moore Public School district whose house was damaged or destroyed by the 2013 tornado. In February 2018, a group of our local employees along with Cantor Relief Fund volunteers worked with school officials in the Houston, Texas area to donate $5 million in $1,000 prepaid cards to 5,000 of the families most severely affected by Hurricane Harvey. In January 2019, a group of more than 200 volunteers drawn from the Cantor Relief Fund, employee volunteers from BGC and its affiliates and many friends from the New York community and clients from Banco Santander and Scotiabank traveled to Puerto Rico to aid in its recovery from Hurricanes Irma and Maria. This operation distributed $4 million in $1,000 prepaid cards to thousands of families still suffering from the devastation.
As part of these values in action, we offer a Volunteer Time Off program to support individual employee volunteerism in the communities in which they work and live. All full and part-time regular employees are eligible to utilize one paid workday (whole day or two half-days) each calendar year to volunteer with bona fide charitable organizations of their choice. Participation is growing and as office life normalizes and pandemic measures begin to recede, we will encourage broader use of this benefit and participation by employees in charitable and community service activities within all of our office communities.
Additional information about all of our charitable efforts is available at
https://www.bgcpartners.com/charity-day/
.
Corporate Governance Policies and Practices
Our commitment to good corporate governance policies and practices is demonstrated by our Corporate Governance Guidelines, our rigorous Code of Business Conduct and Ethics (the “Code of Ethics”), the charters of the Audit, Compensation and ESG Committees of our Board, our Hedging Policy, and our other corporate governance policies and practices. Some highlights of our corporate governance policies and practices include the following:

•	Independence of a substantial majority of the members of the Board;

•	Only independent directors serve on each committee;

•	Annual independence review of independent outside directors;

•	Diverse array of personal characteristics and professional experience of the Board, with independent directors consisting of 20% women and 40% persons of color;

•	Consideration of factors including diversity of gender, age, ethnicity, skills, experience and geographic background in considering director candidates;

•	Strict ethical and other criteria for membership on the Board;

•	Annual election of each member of the Board – we do not have a classified (“staggered”) Board;
•	Annual evaluation of the performance of our Chief Executive Officer;

•	Procedures for establishing and disseminating agendas and materials for meetings of the Board and its committees in advance;

•	Periodic executive sessions of independent directors;

•	Detailed processes and review of all related party transactions and required approval by independent directors;

•	Access of the Board and its committees to management and to retain outside independent advisors;

•	Prohibitions against trading while in possession of material, non-public information;

•	Prohibitions against hedging;

•	The ability of our Board to require the resignation of a director who fails to obtain a majority vote for election;

•	No stockholder rights plan or other “poison pill” or similar anti-takeover device;

•	A prohibition on personal loans to directors and executive officers;

•	Requirement for directors to inform the Board of changes in their principal job responsibilities;

•	Limits on the service of directors and executive officers on other public company boards;

•	Director orientation and continuing education;

•	Annual self-assessments of the performance of our Board and its committees and individual directors; and

•	Annual review of our corporate governance policies and practices;
•	Strict procedures and enforcement of our ethical standards and our conflict of interest policies, including our robust whistleblower policy – completely confidential and with a whistleblower hotline available 24/7;

•	Diversified mix of cash and short- and long- term equity awards designed to be highly retentive and risk-appropriate, and to align the interests of our executive officers with those of our stockholders;

•	Executive officers holding much of their personal net worth in our and our affiliates’ equity;

•	Robust global annual review and oversight of Code of Ethics responses;

•	Succession planning and management development of executive officers and potential senior managers having significant responsibility for business areas;

•	Annual stockholder say-on-pay votes;

•	Annual ratification of the appointment of our independent registered public accounting firm; and

•	Board-level ESG Committee.
Board Diversity Matrix
The table below provides certain highlights of the composition of our Board members as of April 28, 2022. Each of the categories listed in the below table has the meaning as it is used in Nasdaq Rule 5605(f).

Board Size:
Total Number of Directors	6

Gender:	Male	Female	Non-Binary	Gender Undisclosed
Number of directors based on gender identity	5	1
Number of directors who identify in any of the categories below:
African American or Black	1
Alaskan Native or American Indian
Asian
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White	3	1
Two or More Races or Ethnicities	1
LGBTQ+
Undisclosed
Whistleblower Complaint and Investigation Procedures for Accounting, Internal Controls, Auditing Matters and Employment and Labor Practices
We have a policy regarding reporting of complaints about accounting, internal controls, employment and labor practices, auditing matters, or questionable financial practices. The policy is designed to provide a channel of communication for employees and others who have concerns about our conduct or any of our directors or employees. Complaints are treated seriously and handled expeditiously. Any person may submit a complaint to our independent outside law firm to a dedicated hotline and email account available 24 hours a day, 7 days a week. Complaints that are accounting or financial in nature (“Accounting Complaints”) will be handled by the Chair of our Audit Committee and/or by our General Counsel, Corporate Secretary or designee.

Employees submitting an Accounting Complaint need not provide their names or other personal information and reasonable efforts will be used to conduct the investigation that follows from an Accounting Complaint from an employee in a manner that protects the confidentiality and anonymity of the employees submitting the Complaint.
Employees are reminded of the Whistleblower Policy at least annually and information is provided in more than a dozen local languages. We honor a culture of investigation, confidentiality and non-retaliation. Persons submitting complaints in good faith will not be subject to retaliation and the policy does not prohibit other actions protected under applicable law. Our whistleblower policy is publicly available on our website at
www.bgcpartners.com/esg/governance
under the heading “Whistleblower Complaint and Investigation Procedures for Accounting, Internal Controls, Auditing Matters and Employment and Labor Practices.”
Code of Business Conduct and Ethics and Professional Integrity
Our corporate values and strong policies and procedures regarding ethics, conflicts of interests, related party transactions and similar matters are contained in our Code of Ethics. This commitment applies to members of our Board, executive officers, other officers and our other covered employees globally. The Code of Ethics and its training modules are circulated in multiple local languages and training and certifications are conducted annually worldwide using our online training platform. Annual written certifications are required. Potential violations and disclosures globally are reviewed annually by executive management and escalated to the Audit Committee. Director and executive officer disclosures are reviewed by the Audit Committee on an annual basis. The Code of Ethics is available on our website at
www.bgcpartners.com/esg/governance/
under the heading “Code of Business Conduct & Ethics.” In 2021, we adopted a global anti-bribery and corruption policy. See “Compliance and Anti-Financial Crime Policy and Bribery and Corruption” below.
Compliance and Anti-Financial Crime Policy and Bribery and Corruption
We are committed globally to our policy regarding anti-money laundering and anti-financial crime, including anti-bribery and corruption, counter-terrorism financing and anti-fraud. We are committed to compliance and training regarding all relevant laws, rules, and regulations designed to combat bribery and corruption, including, but not limited to, the UK Bribery Act of 2010 and the U.S. Foreign Corrupt Practices Act of 1977. Further information on this policy can be found on our website at the following link:
www.bgcpartners.com/esg/governance
under the heading “Compliance and Anti-Financial Crime Program Policy.”
In addition, our Code of Ethics provides that we will not enter into a business relationship or engage in an activity if we know or have reasonable grounds to suspect that a business relationship or activity is connected with or facilitates bribery or corruption. It is the responsibility of each person covered under the Code of Ethics to comply with applicable anti-bribery and corruption laws. Persons covered under the Code of Ethics are required to report any suspicions of bribery or corruption to the Compliance Officer or, as appropriate, to the Committee or the Board, or in accordance with our Whistleblower Policy. For more information on our Code of Ethics and Whistleblower Policy, see the section entitled “Code of Ethics and Whistleblower Procedures” in this Amendment.
2021 Global Anti-Bribery and Corruption Policy
In 2021, we implemented a global policy to combat bribery and corruption through a clear set of policies and procedures outlining anti-bribery and corruption standards, procedures and annual employee training. The policy specifically defines Bribery and Corruption and provides for management and Board oversight. Further information on this policy can be found on our website at the following link: www.bgcpartners.com/esg/governance under the heading “Global Anti-Bribery and Corruption Policy.”
Compliance and Anti-Financial Crime Policy
We are committed globally to our policy regarding anti-money laundering and anti- financial crime, including anti-bribery and corruption, counter terrorism financing and anti-fraud. Further information on this policy can be found on our website at the following link:
www.bgcpartners.com/esg/governance
under the heading “Compliance & Anti-Financial Crime Program Policy.”
Annual Risk Evaluation and Board-Level Risk Oversight
The Board of Directors meets at least annually with our senior risk officer to review and evaluate our enterprise risk framework, risk management policies and practices, credit and risk mitigation policies and practices, and other related issues.
During the first two months of the COVID-19 pandemic, the Board engaged in weekly meetings to discuss the COVID response and received updates and provided guidance to management as the pandemic unfolded.
Focus on our Internal Control Environment
As described more fully in its Charter, the primary function of the Audit Committee is to assist the Board of Directors in its general oversight of the Company’s financial reporting, internal control over financial reporting and audit process. Management is responsible for the preparation, presentation and integrity of the Company’s financial statements; accounting and financial reporting principles; internal control over financial reporting; disclosure controls; and procedures designed to ensure compliance with accounting standards, applicable laws and regulations.

In particular, our overall control environment is a focal point for our management, the Audit Committee and the Board. With this focus and with the oversight of the Audit Committee and the Board, management has recently taken steps to further enhance our overall control environment.
Cyber-Security and Informational Security Program
We are committed on a global basis to combating the global threat of cyber-attacks and to securing our business through our information security programs to operate with confidence, through a deep understanding of cyber-security risks, vulnerabilities, mitigations, and threats. We have a global cyber-security program applicable to all subsidiaries and business lines. We conduct periodic internal and external vulnerability audits and assessments and penetration testing and provide periodic cyber-security training to employees. Further information on this program can be found on our website at the following link:
www.bgcpartners.com/esg/governance
under the heading “Cyber-Security Program Policy.”
Data Privacy Program
We have a global data privacy program applicable to all subsidiaries and business lines. We are committed to conducting our business in line with the right to privacy set forth in the Universal Declaration of Human Rights (Article 12). As such, we are committed to handling personal data responsibly and recognize the privacy rights of persons involved in our business dealings. Our policy provides a mechanism for data subjects to raise concerns about personal data and privacy as well as a right of access to personal information, rights to correct or amend such information and the right to request deletion of such personal information. Further information on this program can be found on our website at the following link:
www.bgcpartners.com/esg/governance
under the heading “Data Privacy Program Policy.”
Hedging Policy
We have a policy with respect to hedging of equity securities issued by BGC (collectively, “Company Equity Securities”). In this regard, we prohibit our directors and employees, including our officers, from purchasing financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds), or otherwise engaging in transactions that are designed to or have the effect of hedging or offsetting any decrease in the market value of Company Equity Securities held by such persons, except with the explicit approval of our Audit Committee or its designees. For avoidance of doubt, Cantor and its affiliated entities or any securities issued by such entities other than BGC are not covered under this Hedging Policy.
Additional ESG / Sustainability Information
To learn more about these policies and practices and our continuing efforts related to ESG and sustainability matters, please refer to the ESG / sustainability section of our website at
www.bgcpartners.com/esg
and to our periodic reports filed under the Exchange Act for further information. You may also find our Corporate Governance Guidelines, Code of Ethics, the charters of the committees of our Board of Directors, Hedging Policy, Environmental Policy, information about our charitable initiatives and other sustainability and ESG policies and practices on our website and in the annual proxy statement. The information contained on, or that may be accessed through, our website, is not part of, and not incorporated into, this document.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Under the securities laws of the United States, our directors, executive officers and any person holding more than 10% of our Class A common stock are required to file initial forms of ownership of our Class A common stock and reports of changes in that ownership with the SEC. Based solely on our review of the copies of such forms received by us with respect to 2021 and 2022 through the date hereof, the Company believes that all reports were filed on a timely basis with respect to transactions in 2021 and 2022 through the date hereof, except that Mr. Merkel filed a late Form 4 on March 4, 2021 to report his spouse’s sale of Class A common stock on November 9, 2020 and Mr. Lutnick filed a one-day late Form 4 on July 1, 2021 to report (i) the exchange of exchangeable BGC Holdings units into Class A common stock and (ii) the grant of Class A common stock following the redemption of non-exchangeable BGC Holdings units on June 28, 2021. In addition, the initial Forms 3 and 4 of Arthur U. Mbanefo filed in October 2021 to report his initial RSU grants were filed 10 days late due to delays in obtaining SEC filing codes.
CODE OF ETHICS AND WHISTLEBLOWER PROCEDURES
We have adopted the BGC Partners Code of Ethics, a code of ethics that applies to members of our Board, our executive officers, other officers and our covered employees globally. The Code of Ethics is publicly available on our website at
www.bgcpartners.com/esg/governance
under the heading “Code of Business Conduct & Ethics.” If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our directors or executive officers, we intend to disclose such amendment or waiver by posting information about such amendment or waiver on our website.
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
www.bgcpartners.com/esg/governance
under the heading “Whistleblower Policy.” Information available on our website is not incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
HISTORICAL 2018 EXECUTIVE COMPENSATION INFORMATION REGARDING
THE SEPARATION AND THE NEWMARK SPIN-OFF
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
In connection with the Separation, Newmark Holdings limited partnership interests, Newmark Holdings founding partner interests, Newmark Holdings working partner interests and Newmark Holdings limited partnership units were distributed to holders of BGC Holdings limited partnership interests, BGC Holdings founding partner interests, BGC Holdings working partner interests and BGC Holdings limited partnership units in proportion to such interests of BGC Holdings held by such holders immediately prior to the Separation. As holders of BGC Holdings limited partnership units, the executive officers of the Company received units of Newmark Holdings in connection with the Separation of Newmark.
On November 30, 2018, we completed our distribution (the “Spin-Off”) of all of the shares of Class A common stock and Class B common stock, par value $0.01 per share (the “Class B common stock”) of Newmark held by us to our stockholders as of the close of business on November 23, 2018 through a special pro-rata stock dividend pursuant to which shares of Newmark’s Class A common stock held by BGC were distributed to holders of the Class A common stock of BGC and shares of Newmark’s Class B common stock held by BGC were distributed to holders of the Class B common stock of BGC (which holders of Class B common stock of BGC were Cantor and another entity controlled by our CEO, Howard W. Lutnick). Following the Spin-Off, BGC no longer held any shares of Newmark.
As a result of the Separation and Spin-Off, and due to the fact that (i) certain BGC awards granted pursuant to the BGC Compensation Plans prior to the Separation became, upon the Separation, awards of interests in both BGC and Newmark entities and (ii) prior to the Spin-Off, (a) certain awards granted pursuant to the BGC Compensation Plans were previously exchangeable for interests in Newmark and (b) certain executives may receive or have received awards under the Newmark Compensation Plans (as defined below), when we refer generally to partnership units that may be awarded as part of compensation (i.e. NPSUs, PSUs, PPSUs, LPUs and PLPUs) we are referring to such units as may be awarded under both the BGC Compensation Plans and the Newmark Group, Inc. Long Term Incentive Plan (the “Newmark Equity Plan”), the Newmark Group, Inc. Incentive Bonus Compensation Plan (the “Newmark Incentive Plan”), and the Newmark Holdings, L.P. Participation Plan (the “Newmark Participation Plan” and collectively, with the Newmark Equity Plan and the Newmark Incentive Plan, the “Newmark Compensation Plans”). When we refer to specific awards, we are referring to awards under the BGC Compensation Plans, unless otherwise indicated. The partnership transactions described in this Proxy Statement refer generally to BGC Holdings units and refer specifically to Newmark Holdings units where applicable.
To the extent that an executive officer provides services to both BGC and Newmark (such as Mr. Lutnick since Newmark’s IPO and Mr. Merkel, who became an executive officer of Newmark in 2019), compensation decisions for BGC and Newmark were made by such company’s applicable compensation committee. Certain compensation decisions were ratified by the other compensation committee as required by law.
Compensation set forth below for Mr. Lutnick for 2019, 2020 and 2021 is for BGC on a stand-alone basis. The discussion below primarily relates to the compensation decisions by the BGC Compensation Committee and all references below are to the BGC Compensation Committee unless specifically noted. For more detailed information regarding the executive compensation of Newmark on a stand-alone basis, please see the Newmark Group, Inc. Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2021.

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
Although reviewed by the Committee, our policy is generally that the compensation of our executive officers should not be based on the short- term performance of our Class A common stock, whether favorable or unfavorable, since we believe that the price of our stock will, in the long term, reflect our overall performance and, ultimately, the management of our Company by our executives. Long-term stock performance is reflected in executive compensation through the grant of various equity and partnership awards as described below.
The Compensation Committee is aware that certain of our executive officers, including Messrs. Lutnick and Merkel, also receive compensation from our affiliates, including Cantor and/or Newmark, but it generally does not specifically review the nature or amount of such compensation except as described above. Additionally, Mr. Bisgay continues to have duties at Cantor and is paid compensation from Cantor in addition to his BGC compensation. The portion of Mr. Lutnick’s compensation paid directly by Newmark is reviewed and approved by the compensation committee of the Newmark board of directors as he is also an executive officer of Newmark. Mr. Merkel became an executive officer of Newmark effective in January 2019 and his 2019, 2020 and 2021 compensation for services provided to Newmark was separately approved by the Newmark compensation committee for 2019, 2020 and 2021. Beginning in 2019, the BGC Compensation Committee did not review the nature or amount of any compensation received by Mr. Lutnick or Mr. Merkel as compensation for services provided to Newmark. None of our executive officers has received any compensation for serving as directors of BGC or Newmark. As a result of our ownership of a controlling interest in Newmark prior to the Spin-Off and the distribution of equity of Newmark and its subsidiaries in the Spin-Off and related transactions, certain of our executive officers received equity awards comprised of interests in Newmark or its subsidiaries for services to BGC prior to the Spin-Off.
GAAP compensation charges for all compensation paid by Newmark to Messrs. Lutnick and Merkel, including units and other equity awards acquired by them as a result of the Separation and Spin-Off, are taken by Newmark and appear in the Newmark compensation disclosures because such compensation relates to the issuer for which the services are rendered. Conversely, GAAP compensation charges with respect to compensation relating to Newmark units and other equity awards acquired by the other BGC executive officers (and by BGC’s independent directors) as a result of the Separation and Spin-Off are taken by BGC and appear in the BGC compensation disclosures because such executive officers (and independent directors) provide services to BGC and not to Newmark.
Our Board and our Compensation Committee determined that Messrs. Lutnick, Merkel, Windeatt and Bisgay were our executive officers for 2021. On October 1, 2020, Mr. Lynn, our former President, became Vice Chairman of the Company and no longer served as an executive officer.
Overview of Compensation and Processes
For 2021, executive compensation was composed of the following principal components: (i) a base salary, which is designed to retain talented executive officers and contribute to motivating, retaining and rewarding individual performance; (ii) an incentive bonus award under our Incentive Plan, that is intended to tie financial rewards to the achievement of our short- or longer-term performance objectives; and (iii) an incentive program under our Equity Plan and our Participation Plan, which is designed to promote the achievement of short- and long-term performance goals, and to align the long- term interests of our executive officers with those of our stockholders through the grant of awards. In all cases, performance objectives and goals relate to the performance of our executives at the Company and in the provision of services to our operating partnerships and subsidiaries.

From time to time, we may also restructure the existing partnership and compensation arrangements of our executive officers, as described below. We may also adopt various policies related to or in addition to such restructurings, including with respect to the grant of exchange rights, other monetization of awards, and the acceleration of the lapse of restrictions on restricted stock. We may also issue potential extraordinary grants to executive officers which could be based on performance measures, including stock price increase or other measures to be specified.
From time to time, we have also used employment agreements, change of control agreements, retention agreements, and other arrangements, including some with specified target or guaranteed bonus components, and extraordinary bonuses to attract, motivate and retain talented executives. Any such specific arrangements with our executive officers are summarized below.
Our Compensation Committee, with the assistance where appropriate of special project committees or advisors, approves and recommends to our Board that it approve, the salaries, bonuses and other compensation of our executive officers. In addition, the Committee approves grants to executive officers under and otherwise administers the Incentive Plan, the Equity Plan and the Participation Plan.
From time to time, our Compensation Committee has engaged a compensation consultant in connection with its compensation decisions. With respect to 2021, Korn Ferry (the “Advisor”) advised the Committee. The Committee retained the Advisor to provide surveys, information, and other assistance with respect to pay practices and compensation levels at our peer group and other companies, and the Committee discussed with the Advisor all compensation arrangements for 2021. While the Committee does take into consideration such peer data, the Committee does not attempt to benchmark our executive compensation against any level, range, or percentile of compensation paid at any other companies, does not apply any specific measures of internal or external pay equity in reaching its conclusions, and does not employ tally sheets, wealth accumulation, or similar tools in its analysis. Our Compensation Committee considered whether the Advisor had any conflicts of interest in advising the Committee. In doing so, the Committee considered whether the Advisor had been providing services of any other nature to the Company; the amount of fees received from the Company by the Advisor; the policies and procedures adopted by the Advisor that have been designed to prevent conflicts of interest; whether any business or personal relationships existed between the consultants employed by the Advisor who worked on Company matters and any member of the Committee; whether any business or personal relationship existed between such consultants and any of the Company’s executive officers; and whether the Advisor or such consultants hold any of our Class A common stock. The Advisor is also providing similar services to Newmark. Upon evaluating such considerations, the Committee found no conflicts of interest in the Advisor advising the Committee.
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
During or around the first quarter of each fiscal year, it has been the practice of our Compensation Committee to establish annual incentive performance goals or guidelines for executive officers under the Incentive Plan, with the Committee retaining negative discretion to reduce or withhold any bonuses earned at the end of the year. In all cases, such performance measures relate to the performance of our executive officers at the Company and in the provision of services to our operating partnerships and subsidiaries. All executive officers in office at that time are eligible to participate in the Incentive Plan.
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
From time to time, the Compensation Committee may choose to replace an NPSU with a non-exchangeable PSU or HDU in the U.S. or an LPU in the U.K. A non-exchangeable PSU may also be replaced with a non-exchangeable HDU. A non-exchangeable PSU that has been granted the right to convert into a non-exchangeable HDU is referred to as a “PSU-H,” and a non-exchangeable PPSU that has been granted the right to be converted into cash upon conversion of the underlying PSU-H into an HDU is referred to as a “PPSU-H.” PSUs/LPUs participate in quarterly partnership distributions, but otherwise have no value for accounting purposes and are not exchangeable into shares of Class A common stock until such exchange rights are granted by the Committee. HDUs have a stated capital account and are valued based upon such capital account which is initially based on the closing trading price of Class A common stock at the time the HDU right is granted. HDUs participate in quarterly partnership distributions and are not exchangeable into shares of Class A common stock unless such exchange rights are granted by the Committee.
Executive officers may also receive PPSUs in the U.S. or PLPUs in the U.K. These units are preferred limited partnership units that may be awarded to holders of, or contemporaneously with, the grant of PSUs. PPSUs are entitled to a preferred distribution of net profits of BGC Holdings but otherwise are not entitled to participate in quarterly distributions. PPSUs/PLPUs cannot be made exchangeable into shares of Class A common stock, can only be exchanged for cash, at the determination price on the date of grant, in connection with an exchange of PSUs, LPUs or HDUs, respectively, and therefore are not included in our fully diluted share count. PPSUs/PLPUs are expected to provide a mechanism for issuing fewer aggregate share equivalents than traditionally issued in connection with our compensation and to have a lesser overall impact on our fully diluted share count. The ratio of the grant of PPSUs/PLPUs to traditional units (e.g. PSUs/LPUs) is expected to approximate the compensatory tax rate applicable in the relevant country jurisdiction of the partner recipient. The determination price used to exchange PPSUs/PLPUs for cash is determined by the Compensation Committee on the date the grant of such unit and is based on a closing trading price of Class A common stock identified by the Committee on such date.

Commencing with respect to the 2020 year-end compensation cycle, the executive officers may receive NPSUs, NPPSUs, NLPUs or, NPLPUs that are non-distribution earning initially and convert to distribution earning units 20% percent per year provided that the Company, inclusive of its affiliates, earns, in aggregate, at least $5,000,000 in gross revenues, and the executive officer meets the service conditions, for the calendar quarter in which the conversion is to occur. These units are designated with “-CV” following the unit type for internal purposes.
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
Our executive officers have much of their personal net worth in a combination of our equity-based awards and non-exchangeable and exchangeable limited partnership units. Messrs. Lutnick, Merkel, Bisgay and Windeatt hold limited partnership units in BGC Holdings. Messrs. Lutnick, Merkel and Bisgay hold additional partnership interests in our parent Cantor, which, through ownership of shares of our Class B common stock and exchangeable limited partnership interests in BGC Holdings, owned a 21.4% direct and indirect economic interest as of December 31, 2021 in our operations. All of our executive officers, except Mr. Bisgay, held limited partnership interests in Newmark Holdings following the Separation.
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
Our Compensation Committee may grant equity and partnership awards to our executive officers in a variety of ways under our Equity Plan and the Participation Plan, including restricted stock, RSUs, exchange rights, cash settlement awards, options and other equity grants under our Equity Plan and non-exchangeable limited partnership unit awards under the Participation Plan. Grants of such awards may have different accounting treatment and may be reported differently in the compensation tables and related narratives depending upon the type of award granted and how and when it is granted.
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
We generally establish base pay at levels comparable to our peer group and other companies which employ similarly skilled personnel, including CME Group, Inc., Cowen, Inc., Evercore Inc., Houlihan Lokey, Inc., Interactive Brokers Group, Inc., Intercontinental Exchange, Inc., Lazard Ltd., LPL Financial Holdings Inc., Marketaxess Holdings, Inc., Nasdaq, Inc., Oppenheimer Holdings Inc., Piper Sandler Companies, Raymond James Financial, Inc., The Charles Schwab Corporation, Stifel Financial Corp., TP ICAP Group plc, Tradeweb Markets Inc. and Virtu Financial, Inc. While we determine these levels by reviewing publicly available information with respect to our peer group of companies and others, we have not traditionally engaged in benchmarking against a certain market percentile or otherwise, either individually or in aggregate.
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
Consideration of Peer Data for 2021
As part of its compensation process, the Committee considered the year-on-year growth of various financial metrics as of year-to-date September 30, 2021, which represented the latest public financial information available at the time, as compared with the average growth of these same metrics for BGC’s traditional public peers (e.g., TP ICAP and Tradition) compared to the same period a year ago. These metrics included total consolidated revenue and year-to-date share price change. Further, as BGC continues to automate and convert more of its voice/hybrid revenue base to higher margin, technology-driven Fenics revenue, the Committee also considered the year-on-year growth of total Fenics revenue for the same period, as compared with the average total revenue growth for publicly listed trading platforms (e.g., Tradeweb and MarketAxess) and certain exchanges like CME over the same time frame. The data indicated that growth in each of these metrics exceeded the average comparable growth rates to date for these peers over the same time frame. Performance data, both financial and market data, are often reviewed by the Committee as presented by management and by the Adviser.
Base Salaries/Payments for 2021
Base salary and similar cash payment rates for 2021 were established in April 2021 by our Compensation Committee. In setting the base rates for 2021, the Committee considered the qualifications, experience and responsibilities of our executive officers. The BGC base rates for 2021 were continued at $1,000,000 for Messrs. Lutnick and Merkel, $750,000 for Mr. Bisgay and £600,000 (approximately $782,880 as of March 14, 2022) for Mr. Windeatt.
For each of the executive officers, in 2019 the Company allocated and paid an appropriate portion of their cash and equity-based compensation in respect of their approximate time spent on BGC matters and specifically allocated such compensation to Newmark, as appropriate and applicable. In addition, Mr. Lutnick and Mr. Merkel received certain equity-based compensation directly from Newmark. For 2019 and 2020, Mr. Lutnick and Mr. Merkel each spent at least 50% of his time on BGC matters. For 2021, Mr. Lutnick spent at least 50% of his time on BGC matters, and Mr. Merkel spent at least 40% of his time on BGC matters, and each expects to spend the same percentage of time on BGC matters in 2022, although these percentages may vary depending on business developments at us or Newmark or Cantor or any of our or Cantor’s other affiliates. For 2020 and 2021, Mr. Bisgay devoted approximately 80% of his time on BGC matters. For 2022, Mr. Bisgay expects to spend approximately 80% of his time on BGC matters. Mr. Windeatt spends all of his time on Company matters.
Base Salaries/Payments for 2022
Base salary and similar cash payment rates for 2022 were established at a meeting in March 2022 by our Compensation Committee, based on the continuing qualifications, experience and responsibilities of our executive officers. The BGC base rates for 2022 were continued at $1,000,000 for Messrs. Lutnick and Merkel, $750,000 for Mr. Bisgay and for £600,000 for Mr. Windeatt (approximately $782,880 as of March 14, 2022).
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
Incentive Plan Bonus Goals for 2021
In April 2021, our Compensation Committee determined that Messrs. Lutnick, Merkel, Windeatt and Bisgay would be participating executives for 2021 in our Incentive Plan. In the case of our U.K.-based executive officer, Mr. Windeatt, the bonus award opportunities are governed by the Incentive Plan and administered by the Committee.
For 2021, the Compensation Committee used the same performance criteria for all executive officers and set a bonus for 2021 equal to the maximum value allowed for each individual pursuant to the terms of the Incentive Plan (i.e., $25 million), provided that (i) the Company achieved operating profits or distributable earnings for 2021, as calculated on substantially the same basis as the Company’s financial results press release for 2020, or (ii) the Company achieved improvement or percentage growth in gross revenue or total transaction volumes for any product for 2021 as compared to 2020 over any of its peer group members or industry measures, as reported in the Company’s 2021 financial results press release, in each case calculated on substantially the same basis as in the Company’s financial results press release for 2020 and compared to the most recently available peer group information or industry measures, in each case subject to any appropriate corporate adjustment to reflect stock splits, reverse stock splits, mergers, spin offs or any other extraordinary corporate transactions in accordance with the Incentive Plan, the Equity Plan and the Participation Plan, as applicable, each of which we refer to as a “Performance Goal.”
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

Incentive Plan Bonuses Awarded for 2021
On December 21, 2021 and on March 14, 2022, having determined that the Performance Goals established in the first quarter of 2021 had been met for 2021, our Compensation Committee made awards to the participating executive officers for 2021 under our Incentive Plan. The awards were granted using a stock price of (i) $4.57 on December 21, 2021 with respect to Howard Lutnick; and (ii) $4.33 on March 14, 2022 with respect to Messrs. Stephen Merkel, Steve Bisgay, and Sean Windeatt and provided a combination of short—and long-term incentives that align the Company’s financial performance with its executive compensation. In addition to short-term cash compensation awarded to certain executives, the Committee awarded significant portions of its 2021 compensation to all executives in the form of long-term partnership units. All of such 2021 partnership awards are forfeitable in the event that any such executive was to leave the Company and compete or otherwise violate applicable partnership obligations. Most units are eligible for partnership distributions, if any, in the current period, which are tied to the Company’s current and future earnings. The units awards, however, are issued as non-exchangeable and non-preferred unit awards that may be made exchangeable into the Company’s common stock at a future time at the Committee’s discretion, thus incentivizing future performance by aligning it with the Company’s stock price and performance. The Committee considered the continuing impact of the pandemic and the stock price, as well as the Company’s financial performance as a whole and results in various businesses, including as compared to peers, when making these awards for 2021. The impact of any of these measures during 2022 or beyond may materially impact the value of current and previous partnership awards, thus aligning the interests of the executives with those of our stockholders in both the current period and in future periods of both uncertainty and success. These components are more important than ever in unpredictable times.
The specific awards to our executive officers were as follows:

•
Mr. Lutnick’s 2021 award consisted of an aggregate BGC bonus of $11,000,000 paid $2,000,000 in current cash compensation and $9,000,000 in a long-term partnership award represented by 1,280,088 non-exchangeable BGC Holdings PSUs and 689,278 non-exchangeable BGC Holdings PPSUs. This long-term unit award aligns Mr. Lutnick’s compensation with the Company’s earnings and, over time, in the event such units become exchangeable, its stock performance with respect to the PSUs. The bonus for Mr. Lutnick is the same as Mr. Lutnick was awarded with respect to calendar year 2020. The Committee focused on Mr. Lutnick’s efforts during the continuing pandemic and the results of our business in making the same award as the prior year.

•
Mr. Merkel’s BGC bonus of $750,000 for 2021 was all paid in a long-term partnership award represented by 86,605 non-exchangeable BGC Holdings NPSU-CVs and 86,605 non-exchangeable BGC Holdings NPPSU-CVs. The BGC standalone bonus for 2021 awarded to Mr. Merkel equaled his prior year’s allocated bonus. In awarding Mr. Merkel a 2021 bonus under the Incentive Plan, the Committee considered his role in managing legal and regulatory issues during the year and overall leadership of the Company’s complex business, legal and regulatory matters in 2021.

•
Mr. Windeatt’s 2021 bonus of £1,200,000 ($1,565,760 as of March 14, 2022) was paid (i) £220,000 in current cash compensation; (ii) £688,000 in a long-term partnership award represented by 25,234 non-exchangeable BGC Holdings NLPU-CVs and 22,378 non-exchangeable BGC Holdings NPLPU-CVs, as well as 103,812 BGC Holdings LPU-NEWs, and 55,899 BGC Holdings PLPU-NEWs, as described below, which shall have certain exchange rights beginning March 14, 2024 upon certain terms and conditions; and (iii) £292,000 representing 20% of a previously issued grant award to Mr. Windeatt in connection with his contract extension on November 5, 2020, represented by 91,685 non-exchangeable BGC Holdings LPUs and 49,369 non-exchangeable BGC Holdings PLPUs at $2.84 per unit. In determining the specific 2021 Incentive Plan bonus for Mr. Windeatt, the Committee considered his responsibilities and duties and the Company’s financial performance. These exchange rights, accordingly, tie Mr. Windeatt’s compensation directly to stock performance over time and serve as a retention feature over the same period. Mr. Windeatt’s total compensation for 2021 was the same as the prior year.

•
Mr. Bisgay’s aggregate 2021 award of $1,250,000 was paid $750,000 in current cash compensation and $500,000 in a long-term partnership award represented by 57,737 non-exchangeable BGC Holdings NPSU-CVs and 57,737 non-exchangeable BGC Holdings NPPSU-CVs. In determining the specific 2021 Incentive Plan bonus for Mr. Bisgay, the Committee noted his responsibilities and duties with respect to financial reporting and treasury matters and the Company’s financial performance.

Mr. Windeatt’s 2021 year-end New BGC Holdings NLPU and NPLPU awards (also called “NLPU-NEW” and NPLPU-NEW” units ) have the following features in accordance with Mr. Windeatt’s membership in BGC Services (Holdings) LLP (the “U.K. LLP”): (a) their effective grant date shall be March 14, 2022 for future exchange right eligibility purposes and (b) they will become exchangeable or exchanged for (in the case of NLPU-NEWs, shares of our Class A common stock, or in the case of NPLPU- NEWs, the determination amount) as of March 14, 2024 or as soon as practicable thereafter, provided that, as of such exchangeability date: (i) Mr. Windeatt remains a member in good standing of the U.K. LLP and has complied at all times with his then-current Deed of Adherence with the U.K. LLP, the BGC Holdings Partnership Agreement, and all other agreements with BGC Holdings or an Affiliate thereof; and (ii) U.K. LLP senior management has reasonably determined that he has at all times satisfactorily performed his duties for the U.K. LLP, taking into account, inter alia, as applicable his performance evaluation(s) and adherence to regulatory obligations, compliance requirements, and applicable laws. The NLPU-NEWs and NPLPU-NEWs reflect the revised design and terms of the U.K. LLP structure generally based on current tax guidance.

For all compensation that relied upon converting U.S. dollars into pounds, the Company’s records of the GBP FX exchange rate on March 14, 2022, the date that the Compensation Committee approved the 2021 year-end compensation, was used. Such exchange rate was 1.3048 USD to 1 GBP.
In making its bonus determinations for 2021, the Compensation Committee considered the pay practices of the Company’s peer group and other companies, including a compensation survey prepared by, and advice from, the Advisor. In particular, it also considered the earnings performance of the Company as a whole and specific businesses, the continuing impact and challenges of the pandemic, the Company’s stock price, individual management and contributions toward achievement of strategic goals and overall financial and operating results. These awards were also expected to incentivize our executive officers with respect to future performance and encourage ongoing contributions to management, our results and our existing and future businesses.
In 2021, the Incentive Plan cash bonus for Messrs. Lutnick, Merkel, Windeatt and Bisgay as a percentage of the overall total compensation paid to them by BGC was approximately 16.7%, 0%, 12.22% and 37.50% respectively.
Incentive Plan Bonus Guidelines for 2022
In March 2022, our Compensation Committee determined that Messrs. Lutnick, Merkel, Windeatt and Bisgay, our executive officers, would be participating executives for 2022 in our Incentive Plan. For 2022, the Committee used the same performance criteria for all executive officers and set a bonus for 2022 equal to the maximum value allowed for each individual pursuant to the terms of the Incentive Plan (i.e., $25 million), provided that (i) the Company achieves operating profits or adjusted earnings for 2022, as calculated on substantially the same basis as the Company’s financial results press release for 2021, or (ii) the Company achieves improvement or percentage growth in gross revenue or total transaction volumes for any product for 2022 as compared to 2021 over any of its peer group members or industry measures, as reported in the Company’s 2022 financial results press release, in each case calculated on substantially the same basis as in the Company’s financial results press release for 2021 and compared to the most recently available peer group information or industry measures, in each case subject to any appropriate corporate adjustment to reflect stock splits, reverse stock splits, mergers, spin offs or any other extraordinary corporate transactions in accordance with the Incentive Plan, the Equity Plan and the Participation Plan, as applicable. As each of the Company’s executive officers also provides services to certain of our operating partnerships and subsidiaries, potential bonuses for 2022 are also on behalf of all such operating partnerships and subsidiaries, as may be applicable.
The Compensation Committee determined that the payment of any such amount may be in the form of cash, shares of Class A common stock, limited partnership units or other equity or partnership awards permitted under our Equity Plan, the Participation Plan, or otherwise. The extent determined to reflect the portion of an executive officer’s compensation related to services performed for a particular subsidiary or affiliate, as noted above, the cost of compensation awarded under any of the BGC Compensation Plans, or, as applicable, the Newmark Compensation Plans, shall be borne by such operating partnership or subsidiary. The Committee, in its sole and absolute discretion, retained the right to establish the amount of any Incentive Plan bonus payment based upon any factors it determines, including whether and the extent to which the Performance Goals or any other corporate, as well as individual, performance objectives have been achieved. The Committee further retains discretion to authorize bonuses and other awards to the Participating Executives regardless of whether or not such bonuses and awards are tax deductible under tax law in effect at the time of such bonuses and awards.
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
The Participation Plan provides for the grant or sale of BGC Holdings limited partnership units. The total number of BGC Holdings limited partnership units issuable under the Participation Plan will be determined from time to time by our Board, provided that exchange rights or cash settlement awards relating to units may only be granted pursuant to other stock-based awards granted under our Equity Plan. Partnership units in BGC Holdings (other than NPSUs) are entitled to participate in preferred or quarterly partnership distributions from BGC Holdings and (other than Preferred Units (as defined below) and NPSUs) are eligible to be made exchangeable for shares of Class A common stock. We view these incentives as an effective tool in motivating, rewarding and retaining our executive officers.
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
Compensatory Actions Relating to Prior Grants of BGC Holding Units and Related Replacement and Exchange Right Grants
The following compensatory actions taken with respect to 2019, 2020 and 2021 relating to prior grants of BGC Holdings units to Messrs. Merkel, Windeatt, and Lynn were consistent with schedules and other terms previously approved by our Compensation Committee:
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
Effective April 1, 2019, 100,000 BGC Holdings NLPUs and 45,455 Newmark Holdings NLPUs held by Mr. Windeatt were cancelled and replaced by 100,000 non-exchangeable BGC Holdings LPUs and 45,455 non-exchangeable Newmark Holdings LPUs.
Effective as of January 1, 2020, 18,750 BGC Holdings NPSUs and 8,521 Newmark Holdings NPSUs held by Mr. Windeatt were cancelled and replaced by 12,188 non-exchangeable BGC Holdings LPUs and 6,563 non-exchangeable BGC Holdings PLPUs at a determination price of $5.94 per unit, 5,541 non-exchangeable Newmark Holdings LPUs, and 2,984 non-exchangeable Newmark Holdings PLPUs at a determination price of $12.64.
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
As of December 31, 2021, none of the named executive officers had any BGC Holdings NPSUs / NLPUs outstanding.
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
2018 Unit Redemptions and Exchanges for Mr. Lutnick
On December 31, 2018, the Compensation Committee approved the monetization of 760,797 BGC Holdings PPSUs held by Mr. Lutnick (which at an average determination price of $6.57 per share on such date, had a value of $5,000,000). On February 1, 2019, the Compensation Committee approved a modification which consisted of the following: (i) the right to exchange 376,651 non-exchangeable BGC Holdings PSUs held by Mr. Lutnick into 376,651 non-exchangeable BGC Holdings partnership units with a capital account (HDUs) (which, based on the closing price of our Class A common stock of $6.21 per share on such date, had a value of $2,339,000); and (ii) the right to exchange for cash 463,969 non-exchangeable BGC Holdings PPSUs held by Mr. Lutnick, for a payment of $2,661,000 for taxes when such PSUs are exchanged into HDUs. Mr. Lutnick exercised his right to exchange these units in December 2021 and, Mr. Lutnick has not sold any shares in connection with these rights.

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
Additionally, on August 5, 2020, the Compensation Committee approved the grant of exchange rights to Mr. Windeatt with respect to 40,437 non-exchangeable BGC Holdings LPUs and 21,774 non-exchangeable BGC Holdings PLPUs (at the average determination price of $6.6128 per unit). On August 5, 2020 the Company redeemed these 40,437 exchangeable BGC Holdings LPUs held by Mr. Windeatt at the price of $2.90, the closing price of our Class A common stock on August 5, 2020. In connection with the redemption of these 40,437 exchangeable BGC Holdings LPUs, the 21,774 exchangeable BGC Holdings PLPUs were redeemed for $136,305 for taxes.
In addition to the foregoing, on August 6, 2020, Mr. Windeatt was granted exchange rights with respect to 43,890 non-exchangeable Newmark Holding LPUs that were previously granted to Mr. Windeatt. Additionally, Mr. Windeatt was granted the right to exchange for cash 17,068 non-exchangeable Newmark Holdings PLPUs held by Mr. Windeatt. As these Newmark Holdings LPUs and PLPUs were previously non-exchangeable, the Company took a transaction charge of $381,961 upon grant of exchangeability. On August6, 2020, Newmark redeemed the 40,209 Newmark Holdings exchangeable LPUs held by Mr. Windeatt for an amount equal to the closing price of Newmark’s Class A Common Stock on August 6, 2020 ($4.16) multiplied by 37,660 (the amount of shares of Newmark’s Class A common stock the 40,209 Newmark Holdings LPUs were exchangeable into based on the Exchange Ratio at August 6, 2020). In connection with the redemption of these 40,209 exchangeable Newmark Holdings LPUs, 15,637 exchangeable Newmark Holdings PLPUs were redeemed for $194,086 for taxes. In connection with the redemption, 3,681 exchangeable Newmark Holding LPUs and 1,431 exchangeable Newmark Holdings PLPUs were redeemed for zero upon exchange in connection with Mr. Windeatt’s LLP status.
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
2021 Unit Redemptions and Exchanges
On April 28, 2021, the Compensation Committee approved the repurchase by the Company on April 29, 2021 of 108,350 exchangeable BGC Holdings PSUs held by Mr. Merkel at the price of $5.29, which was the closing price of our Class A common stock on April 29, 2021, and the redemption of 101,358 exchangeable BGC Holdings PPSUs held by Mr. Merkel for $575,687 for tax purposes.
On December 21, 2021, pursuant to the approval of the Compensation Committee: (i) 90,366 non-exchangeable BGC Holdings PSUs held by Mr. Merkel were redeemed for zero, and 90,366 shares of BGC Class A common stock were issued to Mr. Merkel, and (ii) 149,301 of Mr. Merkel’s non-exchangeable BGC Holdings PPSUs were redeemed for a cash payment of $555,990 for taxes.
On December 21, 2021, Mr. Lutnick exercised his pre-existing conversion and redemption rights to (i) convert his 376,651 non-exchangeable BGCHLP PSU-Hs into 376,651 non-exchangeable BGCHLP HDUs with a capital account of $2,339,000 and redeem his 463,969 non-exchangeable BGCHP PPSU-Hs associated with such PSU-Hs for a tax payment of $2,661,000, and (ii) redeem his 425,766 exchangeable BGCHLP PPSUs for a tax payment of $1,525,706. Mr. Lutnick currently holds such BGCHLP HDUs. In addition to the foregoing, on December 21, 2021, Mr. Lutnick accepted and exercised certain of his monetization rights under the BGC Standing Policy, as described below.
On March 14, 2022, the Compensation Committee approved the conversion of Mr. Windeatt’s 91,685 non-exchangeable BGC Holdings NLPUs into 91,685 non-exchangeable BGC Holdings LPUs and 49,369 non-exchangeable BGC Holdings NPLPUs into 49,369 non-exchangeable BGC Holdings PLPUs with a determination amount of $2.84 per unit.
Pursuant to the Newmark Compensation Committee’s authorization on June 28, 2021, in connection with Mr. Lutnick’s participation in Newmark’s equity program in connection with his service to Newmark, the following BGC Holdings transactions occurred:
(i) the exchange of 520,380 exchangeable BGC Holdings PSUs into 520,380 shares of BGC Class A common stock, and $1,525,705 paid to Mr. Lutnick pursuant to the redemption of his exchangeable BGC Holdings PPSUs;
(ii) the redemption of 88,636 non-exchangeable BGC Holdings PSUs pursuant to Mr. Lutnick’s rights under his existing standing policy, and the issuance of 88,636 shares of BGC Class A common stock; and
(iii) the conversion of 1,131,774 non-exchangeable BGC Holdings PSUs-H into 1,131,774 non-exchangeable BGC Holdings HDUs and $7,983,000 paid to Mr. Lutnick pursuant to the redemption of Mr. Lutnick’s BGC Holdings PPSUs with H- Rights.
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

Standing Policy for Mr. Lutnick
In December 2010, as amended in 2013, the Audit Committee and the Compensation Committee approved a standing policy that gives Mr. Lutnick the same right, subject to certain conditions, to accept or waive opportunities that have previously been offered, or that may be offered in the future, to other executive officers to participate in any opportunity to monetize or otherwise provide liquidity with respect to some or all of their non- exchangeable limited partnership units or to accelerate the lapse of or eliminate any restrictions on transferability with respect to shares of restricted stock. In January 2017, the policy was further amended to include recent executive awards such as transactions that monetize and/or provide liquidity of equity or partnership awards granted to the Company’s executive officers, including the right to exchange non-distribution earning units such as NPSUs into distribution earning units such as PSUs, or convert preferred units such as PPSUs into regular, non-preferred units, such as PSUs, based upon the highest percentage of distribution earning awards and in the same proportion of regular to preferred units held by another executive.
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
The Compensation Committee’s approval of monetization of certain of Mr. Merkel’s non-exchangeable BGCHLP holdings on December 21, 2021 as described above triggered Mr. Lutnick’s cumulative rights under the BGC standing policy. On December 21, 2021, Mr. Lutnick accepted and exercised his rights pursuant to the BGC standing policy for the following transactions only: (i) redemption of 1,486,003 non-exchangeable BGCHLP PPSUs for a tax payment of $8,645,800, for which he had previously waived his right; (ii) redemption of 453,893 non-exchangeable BGCHLP PPSUs for tax payment of $2,206,003, for which he received the right on December 21, 2021; and (iii) redemption of 2,011,731 non-exchangeable BGCHLP PSUs for zero and delivery of 2,011,731 shares of BGC Class A common stock, based upon the closing BGC Class A common stock price of $4.57 per share, for which he had previously waived his right. Other than accepting the foregoing, Mr. Lutnick elected to waive his rights under the BGC standing policy one-time, with such future opportunities to exercise his rights to be cumulative, with respect to 7,392,805 non-exchangeable BGC Holdings PSUs.
Partnership Enhancement Program
During March 2010, we began a global partnership redemption and compensation restructuring program to enhance our employment arrangements by leveraging our unique partnership structure. Under this program, participating partners generally agree to extend the lengths of their employment agreements, to accept a larger portion of their compensation in partnership units and to other contractual modifications sought by us. Also as part of this program, we redeemed limited partnership interests for cash and/or other units and granted exchangeability to certain units. At the same time, in certain years, we sold shares of Class A common stock under our controlled equity offering. In connection with the global partnership redemption and compensation program, we redeemed 4,719,276 limited partnership units at a weighted-average price of $5.83 per unit and an aggregate of 126,307 founding partner units at a weighted-average price of $4.86 per unit, during the year ended December 31, 2021. No exchangeability was granted on limited partnership units for the year ended December 31, 2021. In connection with this program, Cantor agreed to grant exchangeability on certain founding partner units. Also, during the year ended December 31, 2021, 29,713,907 limited partnership units were cancelled in connection with the grant of 27,468,136 shares of Class A common stock. No exchangeability was granted on limited partnership units for the three months ended March 31, 2022 in connection with this program. During the three months ended March 31, 2022, 2,501,181 LPUs were issued for the vesting of 2,501,181 NLPU-NEW units. The NLPU-NEW units generally vest over two years from the date of grant. The fair value is determined on the date of grant based on the market value of an equivalent share of BGC Class A common stock, and is recognized as compensation expense, net of the effect of estimated forfeitures, ratably over the vesting period. In addition, during the three months ended March 31, 2022, as part of this program, we redeemed approximately 13,882 limited partnership units at a weighted-average price of $4.30 per share and an aggregate of 29,388 founding partner units at a weighted-average price of $4.01 per unit. Also, during the three months ended March 31, 2022, 3,289,605 limited partnership units were cancelled in connection with the grant of 3,261,359 shares of Class A common stock.
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
Retirement Benefits
Our executive officers in the U.S. are generally eligible to participate in our 401(k) contributory defined contribution plan, which we refer to as our “Deferral Plan.” Pursuant to the Deferral Plan, all U.S. eligible employees, including our executive officers, are provided with a means of saving for their retirement. We currently do not match any of our executive officers’ contributions to our Deferral Plan.
Nonqualified Deferred Compensation
We do not provide any nonqualified deferred compensation plans to our employees, although we may consider such benefits in the future.

COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis, which we refer to as the “CD&A,” set forth in this document with management of the Company and, based on such review and discussions, the Compensation Committee recommended to the Company’s Board of Directors that the CD&A be included in this document.
Dated: May 2, 2022

THE COMPENSATION COMMITTEE

Stephen T. Curwood
Linda A. Bell
William J. Moran
David P. Richards
Arthur U. Mbanefo

EXECUTIVE COMPENSATION
Summary Compensation Table

(a) Name and Principal Position	(b) Year		(c) Salary($)	(d) Bonus ($)	(e) Equity Awards (Related to Prior Periods) ($)(2)	(f) Option Awards ($)	(g) Non- Equity Incentive Plan Compensation ($)(3)	(h) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(i) All Other Compensation ($)	(j) Total ($)
Howard W. Lutnick,	2021	(1)	1,000,000	—	7,831,243	—	11,000,000	—	—	19,831,243
Chairman of the Board of	2020	(1)	1,000,000	—	—	—	11,000,000	—	—	12,000,000
Directors and Chief Executive Officer	2019	(1)	1,000,000	—	—	—	10,750,000	—	—	11,750,000
Stephen M. Merkel,	2021	(1)	1,000,000	—	—	—	750,000	—	—	1,750,000
Executive Vice President	2020	(1)	1,000,000	—	530,400	—	750,000	—	—	2,280,400
and General Counsel	2019	(1)	1,000,000	—	1,096,054	—	750,000	—	—	2,846,054
Sean A. Windeatt,.	2021	(1)	782,880	—	334,695	—	1,565,760	—	—	2,683,335
Chief Operating Officer(4)	2020	(1)	685,000	—	378,319	—	1,781,000	—	—	2,844,319
	2019	(1)	616,056	—	—	—	1,550,764	—	—	2,166,820
Steven Bisgay,	2021	(1)	750,000	—	—	—	1,250,000	—	—	2,000,000
Chief Financial Officer	2020	(1)	750,000	—	—	—	1,250,000	—	—	2,000,000
Shaun D. Lynn,	2020	(1)	1,000,000	—	764,237	—	2,500,000	—	—	4,264,237
Former President	2019	(1)	1,000,000	—	—	—	3,000,000	—	—	4,000,000

(1)
The awards represented in column (g) for 2021 for Mr. Lutnick were made on December 21, 2021 and reflected a stock price of $4.57 per share, and for Mr. Merkel, Mr. Windeatt and Mr. Bisgay, the awards represented in column (g) for 2021 were made on March 14, 2022 and reflected a stock price of $4.33 per share. The awards represented in column (g) for 2020 were made on April 8, 2021 and reflected a stock price of $5.38 per share. The awards represented in column (g) for 2019 were made on March 2, 2020 and reflected a stock price of $4.84 per share.

(2)
The 2021 amount under column (e) for Mr. Lutnick of $7,831,243 represents: the aggregate fair value of the redemption of 1,713,620 BGC Holdings PSUs for zero; and (ii) the issuance of 1,713,620 shares of BGC Class A common stock at $4.57 per share. These shares were issued to Mr. Lutnick in connection with his December 2021 monetization of long-term incentive awards originally issued to Mr. Lutnick in 2016 in the form of NPSUs, which were not previously included in column (g) at full notional value. Mr. Lutnick has not sold these shares.

The 2021 amount in column (e) for Mr. Windeatt of $334,695 represents the fair value of 62,211 exchangeable BGC Holdings LPUs held by Mr. Windeatt, repurchased by the Company at a price of $5.38 per unit, for an aggregate of $334,695. These LPUs were granted to Mr. Windeatt in exchange for certain long-term incentive awards in the form of NLPUs granted to Mr. Windeatt in 2017, which were not previously included in column (g) at full notional value.
In February 2019, Mr. Lutnick was granted the right to exchange 876,852 non-exchangeable BGC Holdings PSUs into 876,852 non-exchangeable partnership units with a capital account (HDUs) (which, based on the closing price of the BGC Class A common stock of $6.20 per share on February 6, 2019, had a value of $5,436,482) and the right to exchange for cash 203,125 BGC Holdings non-exchangeable PPSUs held by Mr. Lutnick (which had an average determination price of $6.95 per unit) for a payment of $1,411,720 for taxes when the foregoing PPSUs are exchanged. These PSUs and PPSUs were issued to Mr. Lutnick in connection with prior year-end compensation grants under the BGC Incentive Plan and were for the applicable period. Mr. Lutnick exercised his right to exchange these units in December 2021, and Mr. Lutnick has not sold any shares in connection with these rights.
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
Column (e) does not include certain compensatory grants of BGC Holdings units described below because such grants did not represent a right to acquire shares of BGC Class A common stock and had no grant date fair value for accounting purposes. Column (e) also does not include certain monetizations of BGC Holdings units described below that would otherwise be included in column (e) because the BGC Holdings units involved were the subject of previous dollar-denominated awards under the Incentive Plan reported in column (g) of the Summary Compensation Table at full notional value.
As to Mr. Lynn, in 2019, 250,000 BGC Holdings NPSUs were replaced by 180,000 non-exchangeable BGC Holdings LPUs.

As to Mr. Lynn, in 2019, 750,000 BGC Holdings NPSUs were replaced by 610,000 non-exchangeable BGC Holdings LPUs and 140,000 non-exchangeable BGC Holdings PLPUs. As to Mr. Merkel in 2019, (a) 110,000 of Mr. Merkel’s BGC Holdings NPSUs were replaced by 110,000 non- exchangeable BGC Holdings PSUs and 90,000 of Mr. Merkel’s BGC Holdings NPSUs were replaced by 90,000 non-exchangeable BGC Holdings PPSUs, and (b) 90,000 of Mr. Merkel’s BGC Holdings PPSUs were redeemed at the determination price of $6.26 per PPSU and 93,560 shares of BGC Class A common stock were issued to Mr. Merkel at $6.26 per share, which is less applicable taxes and withholdings. As to Mr. Windeatt in 2019, 18,750 BGC Holdings NPSUs were replaced by 12,188 non-exchangeable BGC Holdings LPUs and 6,563 non-exchangeable BGC Holdings PLPUs. Also as Mr. Windeatt, in 2019, 100,000 of such NPSUs were replaced by 100,000 non-exchangeable BGC Holdings LPUs.
On February 22, 2019, the Committee approved the grant of exchange rights to Mr. Lynn with respect to 43,131 non-exchangeable BGC Holdings LPUs (which at the closing price of our Class A common stock of $6.26 per share on such date, had a value of $270,000) and the exchange for cash (at the average determination price of $4.1239 per unit) of 25,461 non-exchangeable BGC Holdings PLPUs for a payment of $105,000 for taxes. On March 1, 2019, we repurchased for cash of 716,079 of Mr. Lynn’s exchangeable BGC Holdings LPUs at $6.109 per unit based on the average proceeds of the sale of shares of our Class A common stock under our Controlled Equity Offering from February 25, 2019 through March 1, 2019 less 1%, for an aggregate of $4,374,553. In connection with these transactions, the remaining 77,360 exchangeable BGC Holdings LPUs were redeemed for zero. On January 28, 2020, the Compensation Committee approved the redemption for zero at $6.26 per unit of 172,051 non-exchangeable BGC Holdings New PLPUs held by Mr. Lynn at $6.26 per unit. On March 2, 2020, the Compensation Committee approved the grant of exchange rights to Mr. Lynn with respect to 883,348 non-exchangeable BGC Holdings LPUs and 245,140 non-exchangeable BGC Holdings PLPUs (at the average determination price of $4.4856 per unit). On July 30, 2020, the Company redeemed 797,222 BGC Holdings exchangeable LPUs held by Mr. Lynn at the price of $2.76, the closing price of our Class A common stock on July 30, 2020. In connection with the redemption of the 797,222 exchangeable BGC Holdings LPUs, 221,239 exchangeable BGC Holdings PLPUs were redeemed for $992,388 for taxes. In connection with the redemption, Mr. Lynn’s remaining 86,126 exchangeable BGC Holdings LPUs and 23,901 exchangeable BGC Holdings PLPUs were redeemed for zero upon exchange in connection with his LLP status. On April 8, 2021, the Compensation Committee approved the redemption of 43,585 of Mr. Lynn’s non-exchangeable BGC Holdings PLPUs for cash at the average determination price of $4.284 per unit and 112,076 of Mr. Lynn’s non-exchangeable BGC Holdings LPUs for zero in connection with the issuance of 112,076 shares of Class A common stock, which, less applicable taxes and withholdings, were repurchased by the Company at the price of $5.38 per share, the closing price of our Class A common stock on April 8, 2021. Due to Mr. Lynn’s U.K.LLP membership, 4,709 additional non-exchangeable BGC Holdings PLPUs and 12,108 additional non-exchangeable BGC Holdings LPUs were redeemed for zero. On March 2, 2020, the Committee authorized redeeming a sufficient number of BGC Holdings PNLPU-NEW units held by Mr. Lynn and Mr Windeatt at the appropriate time each year to permit them to fund their tax liability for their BGC Holdings NLPU-NEW and PNLPU-NEW awards, which is expected to be in January of the year following issuance, in accordance with the LLP structure. Pursuant to this authorization, 89,476 or Mr. Lynn’s PNLPU-NEW units issued effective April 1, 2020 were redeemed for a cash payment based upon $4.84 per unit, and 45,143 of Mr. Windeatt’s PNLPU-NEW units issued effective April 1, 2020 were redeemed for a cash payment based upon $4.84 per unit, to fund their tax liability due in January 2021 for the BGC Holdings NLPU-NEW and PNLPU-NEW awards issued effective April 1, 2020. On April 8, 2021, the Compensation Committee approved the exchange on April 23, 2021 of 558,107 exchangeable BGC Holdings LPU-NEWs held by Mr. Lynn into shares of BGC Class A common stock and the redemption of 128,468 exchangeable BGC Holdings PLPUs held by Mr. Lynn for $804,210, less applicable taxes and withholdings. Column (e) does not include the fair value of these grants of exchange rights because each of those LPUs and PLPUs was originally granted to Mr. Lynn in partial payment of bonuses awarded to him under the BGC Incentive Plan for prior years and reflected in column (g) of the table for each of those prior years at their full notional dollar values.
On March 2, 2020, consistent with the previously approved schedule, the Compensation Committee approved the grant of exchange rights to Mr. Merkel with respect to 110,000 non-exchangeable PSUs and 90,000 non-exchangeable PPSUs (at an average determination price of $5.6757 per unit). The Compensation Committee also approved the grant of exchange rights to Mr. Merkel with respect to an additional 250,065 non-exchangeable BGC Holdings PSUs and 175,568 non-exchangeable BGC Holdings PPSUs (at an average determination price of $5.6757 per unit).On March 20, 2020, the Company repurchased 185,300 of such 360,065 exchangeable BGC Holdings PSUs at the average price of shares of Class A common stock sold under the Company’s controlled equity offering from March 10, 2020 to March 13, 2020 less 1% (approximately $4.0024 per limited partnership interest, for an aggregate purchase price of approximately $741,644) and redeemed 122,579 of such 265,568 exchangeable BGC Holdings PPSUs for $661,303, for an aggregate payment of $1,402,947. On July 30, 2020, the Company redeemed the remaining 174,765 exchangeable BGC Holdings LPUs held by Mr. Merkel at the price of $2.76, the closing price of our Class A common stock on July 30, 2020. In connection with the redemption of the 174,765 exchangeable BGC Holdings LPUs on July 30, 2020, 142,989 exchangeable BGC Holdings PLPUs were redeemed for $846,182. Column (e) does not include the fair value of these grants of exchange rights because each of those LPUs and PLPUs was originally granted to Mr. Merkel in partial payment of bonuses awarded to him under the BGC Incentive Plan for prior years and reflected in column (g) of the table for each of those prior years at their full notional dollar values.
On March 27, 2019, we repurchased an aggregate of 233,172 shares of Class A common stock from Mr. Merkel at a price of $5.30 per share, for an aggregate of $1,235,812.

On February 22, 2019, the Compensation Committee approved the grant of exchange rights to Mr. Windeatt with respect to 22,020 non-exchangeable BGC Holdings LPUs (which at the closing price of $6.26 per share on such date, had a value of $137,845) and the exchange for cash (at the average determination price of $5.6457 per unit) of 9,495 non-exchangeable BGC Holdings PLPUs for a payment of $53,606 for taxes. On March 1, 2019, we repurchased for cash 145,560 of Mr. Windeatt’s exchangeable BGC Holdings LPUs at $6.109 per unit based on the average proceeds of the sale of shares of our Class A common stock under our Controlled Equity Offering from February 25, 2019 through March 1, 2019, less 1%, for an aggregate of $889,230. In connection with these transactions, the remaining 15,725 exchangeable BGC Holdings LPUs were redeemed for zero. On March 2, 2020, the Compensation Committee approved the grant of exchange rights to Mr. Windeatt with respect to 519,725 non-exchangeable BGC Holdings LPUs and 97,656 non-exchangeable BGC Holdings PLPUs (at the average determination price of $6.6128 per unit). On August 5, 2020, the Company redeemed 436,665 exchangeable BGC Holdings LPUs held by Mr. Windeatt at the price of $2.90, the closing price of our Class A common stock on August 5, 2020. In connection with the redemption of the 436,665 exchangeable BGC Holdings LPUs, 96,216 exchangeable BGC Holdings PLPUs were redeemed for $637,866 for taxes. In connection with the redemption, 20,849 exchangeable BGC Holdings LPUs and 1,440 exchangeable BGC Holdings PLPUs were redeemed for zero (at an average determination price of $5.4971 per unit) upon exchange in connection with Mr. Windeatt’s LLP status. Additionally, on August 5, 2020, the Compensation Committee approved the grant of exchange rights to Mr. Windeatt with respect to 40,437 non-exchangeable BGC Holdings LPUs and 21,774 non-exchangeable BGC Holdings PLPUs (at the average determination price of $6.6128 per unit). On August 5, 2020 the Company redeemed these 40,437 exchangeable BGC Holdings LPUs held by Mr. Windeatt at the price of $2.90, the closing price of our Class A common stock on August 5, 2020. In connection with the redemption of these 40,437 exchangeable BGC Holdings LPUs, the 21,774 exchangeable BGC Holdings PLPUs were redeemed for $136,305 for taxes. In addition to the foregoing, on August 6, 2020, Mr. Windeatt was granted exchange rights with respect to 43,890 non-exchangeable Newmark Holding LPUs that were previously granted to Mr. Windeatt. Additionally, Mr. Windeatt was granted the right to exchange for cash 17,068 non-exchangeable Newmark Holdings PLPUs held by Mr. Windeatt. As these Newmark Holdings LPUs and PLPUs were previously non-exchangeable, the Company took a transaction charge of $381,961 upon grant of exchangeability. On August 6, 2020, Newmark redeemed the 40,209 Newmark Holdings exchangeable LPUs held by Mr. Windeatt for an amount equal to the closing price of Newmark’s Class A common stock on August 6, 2020 ($4.16) multiplied by 37,660 (the amount of shares of Newmark’s Class A common stock the 40,209 Newmark Holdings LPUs were exchangeable into based on the Exchange Ratio at August 6, 2020). In connection with the redemption of these 40,209 exchangeable Newmark Holdings LPUs, 15,637 exchangeable Newmark Holdings PLPUs were redeemed for $194,086 for taxes. In connection with the redemption, 3,681 exchangeable Newmark Holding LPUs and 1,431 exchangeable Newmark Holdings PLPUs were redeemed for zero upon exchange in connection with Mr. Windeatt’s LLP status. On April 8, 2021, the Compensation Committee approved the repurchase by the Company on April 23, 2021 of 123,713 exchangeable BGC Holdings LPU-NEWs held by Mr. Windeatt at the price of $5.65, which was the closing price of our Class A common stock on April 23, 2021, and the redemption of 28,477 exchangeable BGC Holdings PLPU-NEWs held by Mr. Windeatt for $178,266, less applicable taxes and withholdings. Column (e) does not include the fair value of these grants of exchange rights because each of those LPUs and PLPUs was originally granted to Mr. Windeatt in partial payment of bonuses awarded to him under the BGC Incentive Plan for prior years and reflected in column (g) of the table for each of those prior years at their full notional dollar values.

(3)	The amounts in column (g) reflect the bonus awards to the named executive officers under our Incentive Plan.
For 2021, Mr. Lutnick’s Incentive Plan bonus for BGC was $11,000,000 paid $2,000,000 in cash and $9,000,000 in a partnership award represented by 1,280,088 non-exchangeable BGC Holdings PSUs and 689,278 non-exchangeable BGC Holdings PPSUs at $4.57 per unit; Mr. Merkel’s Incentive Plan bonus was $750,000 paid $0 in cash and $750,000 in a partnership award represented by 86,605 non-exchangeable BGC Holdings NPSU-CVs and 86,605 non-exchangeable BGC Holdings NPPSU-CVs at $4.33 per unit; Mr. Windeatt’s Incentive Plan bonus was $1,565,760 (£1,200,000) paid $287,056 (£220,000) in cash and $1,278,704 (£980,000) in the form of 25,234 non-exchangeable BGC Holdings NLPU-CVs and 22,378 non-exchangeable BGC Holdings NPLPU-CVs at $4.33 per unit, as well as 103,812 non-exchangeable BGC Holding LPU-NEWs and 55,899 BGC Holding PLPU-NEWs at $4.33 per unit, which shall have certain exchange rights beginning March 14, 2024 upon certain conditions and $381,002 (£292,000) attributed to Mr. Windeatt’s previously issued BGC Holdings NLPU / NPLPU award effective January 1, 2021 based upon the expectation of including $400,000 of the January 1, 2021 award as part of Mr. Windeatt’s annual compensation for calendar years 2020 through 2024; and Mr. Bisgay’s Incentive Plan bonus was $1,250,000 paid $750,000 in cash and $500,000 in a partnership award represented by 57,737 non-exchangeable BGC Holdings NPSU-CVs and 57,737 non-exchangeable BGC Holdings NPPSU-CVs at $4.33 per unit.
For 2020, Mr. Lutnick’s Incentive Plan bonus for BGC was $11,000,000 paid $2,000,000 in cash and $9,000,000 in a partnership award represented by 1,087,361 non-exchangeable BGC Holdings PSUs and 585,502 non-exchangeable BGC Holdings PPSUs; Mr. Lynn’s Incentive Plan bonus was paid $2,500,000 in the form of 86,199 non-exchangeable BGC Holdings NLPUs and 76,441 non-exchangeable BGC Holdings NPLPUs as well as 196,329 non-exchangeable BGC Holding LPU-NEWs and 105,716 BGC Holding PLPU-NEWs, which shall have certain exchange rights beginning April 1, 2023, upon certain conditions; Mr. Merkel’s Incentive Plan bonus was $750,000 paid $312,500 in cash and $437,500 in a partnership award represented by 40,660 non-exchangeable BGC Holdings NPSUs and 40,660 non-exchangeable BGC Holdings NPPSUs; Mr. Windeatt’s Incentive Plan bonus was $1,781,000 (£1,300,000) paid $102,750 (£75,000) in cash and $1,278,210 (£933,000) in the form of 21,324 non-exchangeable BGC Holdings NLPUs and 18,910 non-exchangeable BGC Holdings NPLPUs as well as 128,279 non-exchangeable BGC Holding LPU-NEWs and 69,073 BGC Holding LPU-NEWs , which shall have certain exchange rights beginning April 1, 2023 upon certain conditions and $400,000 (£292,000) attributed to Mr. Windeatt’s previously issued BGC Holdings NLPU / NPLPU award effective January 1, 2021 based upon the expectation of including $400,000 of the January 1, 2021 award as part of Mr. Windeatt’s annual compensation for calendar years 2020 through 2024; and Mr. Bisgay’s Incentive Plan bonus was $1,250,000 paid $1,025,000 in cash and $225,000 in a partnership award represented by 20,911 non-exchangeable BGC Holdings NPSUs and 20,911 non-exchangeable BGC Holdings NPPSU.

For 2019, Mr. Lutnick’s Incentive Plan bonus for BGC was $10,750,000 paid $2,000,000 in cash and $8,750,000 in a partnership award represented by 1,175,103 non-exchangeable BGC Holdings PSUs and 632,748 non-exchangeable BGC Holdings PPSUs; Mr. Lynn’s Incentive Plan bonus was paid $3,000,000 in the form of 134,298 non-exchangeable BGC Holdings LPUs and 72,314 non-exchangeable BGC Holdings PLPUs as well as 268,595 non-exchangeable BGC Holding NLPU-NEWs and 144,628 BGC Holding NLPU-NEWs, which shall have certain exchange rights beginning March 2, 2022, upon certain conditions set forth above; Mr. Merkel’s Incentive Plan bonus was $750,000 in the form of 77,479 non-exchangeable BGC Holdings PSUs and 77,479 non-exchangeable BGC Holdings PPSUs; and Mr. Windeatt’s Incentive Plan bonus was paid $1,550,764 (£1,216,667) in the form of 72,750 non-exchangeable BGC Holdings LPUs and 39,173 non-exchangeable BGC Holdings PLPUs as well as 135,514 non-exchangeable BGC Holding NLPU-NEWs and 72,969 BGC Holding NLPU-NEWs, which shall have certain exchange rights beginning March 2, 2022 upon certain conditions set forth above.

(4)
For 2021, Mr. Windeatt’s base salary was £600,000, and, the $782,880 base salary reflected in the table was calculated using an exchange rate of 1.30, which was the exchange rate in effect as of March 14, 2022. For 2020, Mr. Windeatt’s base salary was £500,000, and the $685,000 base salary reflected in the table was calculated using an exchange rate of 1.37, the exchange rate in effect as of April 8, 2021. For 2019, Mr. Windeatt’s base salary was £500,000, effective March 1, 2019. For January and February 2019, Mr. Windeatt’s salary was based on his 2018 annual rate of £400,000. Mr. Windeatt therefore received approximately £483,333 in salary for 2019. The $616,056 salary reflected in the table was calculated using an exchange rate of 1.2746, the exchange rate in effect as of March 2, 2020. For 2018, Mr. Windeatt’s base salary was £400,000, and the $522,280 base salary reflected in the table was calculated using an exchange rate of 1.3057, the exchange rate in effect as of February 22, 2019.

Grants of Plan-Based Awards
The following table shows all grants of plan-based awards to the named executive officers in 2021:

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Grant Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)(1)	Threshold (#)	Target (#)	Maximum (#)
Howard W. Lutnick	1/1/21	—	—	25,000,000	—	—	—	1,713,620	—	—	7,831,243
Stephen M. Merkel	1/1/21	—	—	25,000,000	—	—	—	—	—	—	—
Sean A. Windeatt	1/1/21	—	—	25,000,000	—	—	—	62,211	—	—	334,695
Steven Bisgay	1/1/21	—	—	25,000,000	—	—	—	—	—	—	—

(1)
The amounts in column (e) reflect the maximum possible individual payment under our Incentive Plan. During 2021, there were no specific minimum and target levels under the Incentive Plan. The $25,000,000 maximum amount was the maximum annual amount available for payment to any one executive officer under the Incentive Plan for 2021, and our Compensation Committee retained negative discretion to award less than this amount. Actual amounts paid to each named executive officer for 2021 are set forth in column (g) of the Summary Compensation Table.

(2)
The amounts in columns (i) and (l) reflect aggregate grants under the Incentive Plan for Messrs. Lutnick and Windeatt for 2021. For Mr. Lutnick, the fair value of $7,831,243 represents the aggregate fair value of: (i) the redemption of 1,713,620 BGC Holdings PSUs for zero; and (ii) the issuance of 1,713,620 shares of BGC Class A common stock at $4.57 per share. For Mr. Windeatt, the fair value of $334,695 represents the aggregate fair value of 62,211 exchangeable LPUs held by Mr. Windeatt, repurchased by the Company at a price of $5.38 per unit, for an aggregate of $334,695.

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
As to Mr. Merkel, in 2019, (a) 110,000 of Mr. Merkel’s BGC Holdings NPSUs were replaced by 110,000 non-exchangeable BGC Holdings PSUs and 90,000 of Mr. Merkel’s BGC Holdings NPSUs were replaced by 90,000 non-exchangeable BGC Holdings PPSUs, and (b) 90,000 of Mr. Merkel’s BGC Holdings PPSUs were redeemed at the determination price of $6.26 per PPSU and 93,560 shares of BGC Class A common stock were issued to Mr. Merkel at $6.26 per share, which is less applicable taxes and withholdings.
As to Mr. Windeatt, in 2019, 18,750 BGC Holdings NPSUs were replaced by 13,500 non-exchangeable BGC Holdings LPUs and 5,250 non-exchangeable BGC Holdings PLPUs and in 2020, 18,750 BGC Holdings NPSUs were replaced by 12,188 non-exchangeable BGC Holdings LPUs and 6,563 non-exchangeable BGC Holdings PLPUs.
Outstanding Equity Awards at Fiscal Year End
None of the named executive officers held any unexercised options as of December 31, 2021. The following table shows all equity awards for services to the registrant held by each of the named executive officers as of December 31, 2021:

	Option Awards				Grant Awards
(a) Name	(b) Number of Securities Underlying Unexercised Options/ Exchangeable Units Exercisable/ Exchangeable (#)(1)	(c) Number of Securities Underlying Unexercised Options/ Exchangeable Units Unexercisable/ Unexchangeable (#)(2)	(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	(e) Option Exercise Price ($)(1)	(f) Option Expiration Date	(g) Number of Shares or Units of Stock That Have Not Vested (#)	(h) Market Value of Shares or Units of Stock That Have Not Vested	(i) Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	(j) Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Howard W. Lutnick	520,380	—	—	—	—	—	—	—	—
Stephen M. Merkel	—	—	—	—	—	—	—	—	—
Sean A. Windeatt	—	—	—	—	—	—	—	—	—
Steven Bisgay	—	—	—	—	—	—	—	—	—
Shaun D. Lynn	—	—	—	—	—	—	—	—	—

(1)
Column (b) represents 520,380 exchangeable BGC Holdings PSUs held by Mr. Lutnick as of December 31, 2021. These exchangeable BGC Holdings units may be exchanged at any time on a 1:1 basis for shares of BGC’s Class A common stock. As of December 31, 2021, the closing market price of a share of our Class A common stock was $4.65. Column (b) does not include 1,474,930 BGC Holdings HDUs held by Mr. Lutnick as a result of converting units with HDU conversion rights.

Non-exchangeable BGC Holdings PSUs or LPUs held as of December 31, 2021 that are eligible to be granted exchange rights into our Class A common stock were as follows: Mr. Lutnick: 8,636,517 BGC Holdings PSUs; Mr. Merkel: 74,896 BGC Holdings PSUs; Mr. Windeatt: 394,938 BGC Holdings LPUs, and 128,279 BGC Holdings LPU-NEWs; Mr. Bisgay: 39,788 BGC Holdings PSUs.
BGC Holdings NPSUs held as of December 31, 2021 that are eligible to be replaced by non-exchangeable BGC Holdings PSUs / PPSUs or LPUs / PLPUs, which in turn would be eligible to be granted exchange rights for shares of our Class A common stock or cash, were as follows: Mr. Merkel: 40,660 BGC Holdings NPSU-CVs; Mr. Windeatt: 458,425 BGC Holdings NLPUs, 21,234 BGC Holdings NLPU-CVs and 135,514 BGC Holdings NLPU-NEWs; and Mr. Bisgay: 20,911 BGC Holdings NPSU-CVs.

(2)
Column (c) does not include 69,073 non-exchangeable BGC Holdings PLPU-NEWs, and 45,736 BGC Holdings PLPUs held by Mr. Windeatt as of December 31, 2021, 39,788 non-exchangeable BGC Holdings PPSUs held by Mr. Bisgay because they did not represent a right to acquire shares of our Class A common stock.

Option Exercises and Stock Vested
During 2021 no options were exercised by and no stock vested for any of the named executive officers.
Potential Payments upon Change in Control
The following table provides information regarding the estimated amounts payable to the named executive officers listed below, upon either termination or continued employment if such change in control had occurred on December 31, 2021 under their change in control and other agreements, described below, in effect on December 31, 2021 (including NPSUs granted and Incentive Plan and other bonuses and commissions paid during and with respect to the year ended December 31, 2021). The amounts are determined, where applicable, using the $4.65 closing market price of our Class A common stock as of December 31, 2021 in accordance with SEC rules. All amounts, including estimated vesting of equity compensation and tax gross- up payments, are subject to the specific terms and conditions set forth in the applicable change of control or other agreements and applicable law:

Name	Base Salary ($)		Bonus ($)		Vesting of Equity Compensation ($)(1)	Welfare Benefit Continuation ($)	Tax Gross- Up Payment ($)(2)	Total ($)
Howard W. Lutnick
Termination of Employment	2,000,000		22,000,000		—	100,998	—	24,100,998
Extension of Employment	1,000,000		11,000,000		—	100,998	—	12,100,998
Stephen M. Merkel
Termination of Employment	2,000,000		1,500,000		—	110,798	—	3,610,798
Extension of Employment	1,000,000		750,000		—	110,798	—	1,860,798
Sean A. Windeatt
Termination of Employment	1,565,760	(3)	3,131,520	(3)	—	16,103	—	4,713,383
Extension of Employment	782,880	(3)	1,565,760	(3)	—	—	—	2,348,640

(1)
Upon a change in control at December 31, 2021, Messrs. Lutnick, and Merkel would have had the right to receive (i) replacement of any partnership units ineligible for exchange rights with new partnership units eligible for such exchange rights, (ii) grants of immediately exchangeable exchange rights (into stock or cash, as applicable) with respect to any non-exchangeable limited partnership units (including those replacement units described in clause (i)); and (iii) the immediate lapse of any restrictions on transferability of any shares of restricted stock held by them at such time. Upon a change in control at December 31, 2021, Mr. Windeatt would have the right to receive (ii) and (iii) above.

At December 31, 2021, Messrs. Lutnick, Merkel and Windeatt held the following numbers of such BGC Holdings non-exchangeable non-preferred partnership units (PSUs or LPUs, LPU-NEWs, PSU-Hs, NPSUs/NLPUs, NPSU-CVs and NLPU-CVs that would be replaced with PSUs/PPSUs or LPUs/PLPUs): Mr. Lutnick: 8,636,517 units; Mr. Merkel: 115,556 units; and Mr. Windeatt: 1,128,480 units. Based on the closing price of the BGC Class A common stock of $4.65 on December 31, 2021, the aggregate value of the shares and cash underlying such grants for each such person would have been as follows: Mr. Lutnick: $40,159,804; Mr. Merkel: $537,335; and Mr. Windeatt: $5,247,432. The foregoing does not include Mr. Lutnick’s 1,474,930 HDUs which have a capital account associated of $9,144,567.

At December 31, 2021, Mr. Lutnick did not hold any BGC Holdings PPSUs/PPSU-Hs/, Messrs. Merkel and Windeatt held the following numbers of non-exchangeable BGC Holdings NPPSUs/NPPSU-CVs/PPSUs/PPSU-Hs/PLPUs/PLPUs-NEW/PNLPU-CVs or PNLPUs: Mr. Merkel: 40,660 non-exchangeable BGC Holdings NPPSU-CVs; Mr. Windeatt: 408,389 non-exchangeable BGC Holdings PNLPUs/PLPUs/PLPUs- NEW/PNLPU-CVs. Based on the applicable determination price of each grant of the BGC Holdings NPPSUs/NPPSU-CVs/PPSUs/PPSU-Hs/PLPUs/PLPU-NEW/PNLPU-CVs or PNLPUs, as applicable, the cash value underlying such exchange rights would have been $218,751 with respect to the non-exchangeable BGC Holdings PPSU-CVs for Mr. Merkel; and $1,536,608 with respect to the non-exchangeable BGC Holdings PLPUs/PNLPUs/PNLPU-CVs/PLPU-NEW/PNLPU-NEWs for Mr. Windeatt.
In each case, the units exclude any units subject to redemption for zero or for cash in accordance with applicable agreements. See “—Change in Control Agreements below.”
As of December 31, 2021, Messrs. Lutnick, Merkel and Windeatt did not hold any shares of BGC restricted stock
.
With respect to a number of the non-exchangeable BGC Holdings PSUs, non-exchangeable BGC Holdings PPSUs, non-exchangeable BGC Holdings NPSUs, non-exchangeable BGC Holdings LPUs and/or non-exchangeable BGC Holdings PLPUs issued prior to December 13, 2017, the ratable portion of the remaining Newmark Holdings units held by Mr. Windeatt in association with the foregoing units would be added to such executive’s above amount to the extent applicable and in accordance with his arrangement. Based upon Mr. Windeatt’s remaining holdings as of December 31, 2021, this would include 325,127 non-exchangeable Newmark Holdings LPUs (which, at the December 31, 2021 Newmark Class A common stock price of $18.70 as adjusted by an exchange ratio of 0.9444, had a value of $5,741,834). BGC would have borne the expense of the above Newmark Holdings transactions if they had occurred.

(2)
Mr. Lutnick is also entitled to a tax gross-up for excess parachute payments, if any, that would be due in respect of the impact a change in control would have on certain of his outstanding partnership units as stated in footnote (1). The aggregate tax-gross up payment upon a termination of employment in connection with a change of control is $41,149,903 when calculated based upon the equity compensation in footnote (1), base salary, bonus, and welfare benefit continuation as of December 31, 2021. The aggregate tax-gross up payment upon an extension of employment in connection with a change of control is $31,874,182 when calculated based upon the equity compensation in footnote (1), base salary, bonus, and welfare benefit continuation as of December 31, 2021.

Mr. Merkel is also entitled to a tax gross-up for excess parachute payments, if any, that would be due in respect of the impact a change in control would have on certain of his outstanding partnership units as stated in footnote (1). There is no aggregate tax-gross up payment upon either a termination of employment, or upon an extension of employment, in connection with a change of control due when calculated based upon the equity compensation in footnote (1), base salary, bonus, and welfare benefit continuation as of December 31, 2021.

(3)
For 2021, Mr. Windeatt received £600,000 in salary and his bonus was £1,200,000. The $782,880 salary and $1,565,760 bonus reflected in the table were calculated using an exchange rate of 1.30480, the exchange rate in effect as of March 14, 2022.

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
Under the Change in Control Agreements, if a change in control of the Company occurs (which will occur in the event that Cantor or one of its affiliates ceases to have a controlling interest in us) and Mr. Lutnick or Mr. Merkel elects to terminate his employment with us, such executive officer will receive in a lump sum in cash an amount equal to two times his annual base salary and the annual bonus paid or payable by us for the most recently completed year, including any bonus or portion thereof that has been deferred, and receive medical benefits for two years after the termination of his employment (provided that, if Mr. Lutnick or Mr. Merkel becomes re-employed and is eligible to receive medical benefits under another employer- provided plan, the former medical benefits will be secondary to the latter). If a change in control occurs and Mr. Lutnick or Mr. Merkel does not so elect to terminate his employment with us, such executive officer will receive in a lump sum in cash an amount equal to his annual base salary and the annual bonus paid or payable for the most recently completed fiscal year, including any bonus or portion thereof that has been deferred, and receive medical benefits, provided that in the event that, during the three-year period following the change in control, such executive officer’s employment is terminated by us (other than by reason of his death or disability), he will receive in a lump sum in cash an amount equal to his annual base salary and the annual bonus paid or payable for the most recently completed fiscal year, including any bonus or portion thereof that has been deferred. The Change in Control Agreements further provide for certain tax gross-up payments, provide for no duty of Mr. Merkel or Mr. Lutnick to mitigate amounts due by seeking other employment and provide for payment of legal fees and expenses as a result of any dispute with respect to the Agreements. The Change in Control Agreements further provide for indemnification of Mr. Lutnick and Mr. Merkel in connection with a challenge thereof. In the event of death or disability, or termination in the absence of a change in control, such executive officer will be paid only his accrued salary to the date of death, disability, or termination. The Change in Control Agreements are terminable by the Company upon two years’ advance notice on or after April 1, 2018.

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
In the event of a change of control of the U.K. Partnership (which will occur if the Company is no longer controlled by Cantor or a person or entity controlled by, controlling or under common control with Cantor), the individual or entity that acquires control would have the option to either extend the term of Mr. Windeatt’s membership in the U.K. Partnership for a period of three years from the date the change of control took effect (if the remaining term of the Windeatt Deed at the time of the change of control is less than three years), or to terminate Mr. Windeatt’s membership. If the membership period is extended, Mr. Windeatt will be entitled to receive an amount equal to his aggregate profit allocation for the most recent full 12-month financial period (£600,000) in salary and any bonus paid) in addition to any other allocation that Mr. Windeatt would have been entitled to under the Deed. In addition, in the event that Mr. Windeatt remains a member in the U.K. Partnership on the second anniversary of the change of control (unless he is not engaged on such date solely as a result of termination by the continuing company under circumstances that constitute a fundamental breach of contract by it) and has not materially breached the Windeatt Deed, Mr. Windeatt will receive an additional payment equal to the payment he received at the time of the change of control. If Mr. Windeatt’s membership is terminated, he is entitled to receive two times his aggregate profit allocation under the Windeatt Deed for the most recent full financial period in full and final settlement of all claims.
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
Finally, in connection with and in consideration for Mr. Windeatt’s execution of the 2020 Deed Amendment, on November 5, 2020, the Company granted Mr. Windeatt 458,425 non-exchangeable, non-earning BGC Holdings NLPUs and 246,844 non-exchangeable non-earning BGC Holdings NPLPUs, which were determined by dividing $2,000,000 by $2.84 (which was the volume-weighted average price per share of BGC Class A common stock for the ten trading-day period covering the nine trading days immediately prior to, and the trading day of, November 5, 2020).
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
Shaun D. Lynn Agreement
Mr. Lynn entered into an employment agreement with BGC Brokers L.P. on March 31, 2008, as amended on March 26, 2010 and August 3, 2011, which we refer to as the “Lynn Employment Agreement.” The Lynn Employment Agreement had an initial six-year term and was subject to automatic extension for successive periods of one year each on the same terms and conditions unless either BGC Brokers or Mr. Lynn provided notice of non- renewal.

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
2021 CEO Pay Ratio
The following information contains the relationship of the median annual total compensation of employees and independent contractors and brokers of BGC and its subsidiaries to the annual total compensation of Mr. Lutnick, the Chief Executive Officer and Chairman of the Board of Directors.
For 2021, we determined a new median employee in accordance with SEC rules. Our median employee was a Production Support staff member in the United Kingdom.
We selected December 31, 2021 as the date used to identify our “median employee” whose annual total compensation was the median of the annual total compensation of all our applicable employees (other than our Chief Executive Officer) for 2021. Based on our internal records, our global employee population as of December 31, 2021 consisted of approximately 4,267 individuals, including full-time, part-time, and temporary employees, with approximately 28% of these employees working in the United States and approximately 72% working in our various non-U.S. locations consisting of Argentina, Australia, Bahrain, Brazil, Canada, Chile, Columbia, Denmark, France, Hong Kong, Ireland, Israel, Japan, Korea, People’s Republic of China, Philippines, Republic of Mexico, Russian Federation, Singapore, South Africa, Spain, Switzerland, Turkey, United Arab Emirates, and United Kingdom.
To identify the “median employee,” we aggregated actual base salary earnings or commission draw in 2021, overtime earnings paid in 2021 for employees eligible to earn overtime, bonus awards earned in 2021 and paid in the first quarter of 2022 and the grant date value of any equity awards granted in 2021. Bonus awards can consist of discretionary bonuses, forgivable loans, cash advance distribution agreements and promissory notes. We annualized the compensation of employees who began employment during the fiscal year. In addition, for any persons who provide services to Cantor and its affiliates (other than BGC Partners and its consolidated subsidiaries), the total compensation of such persons for purposes of calculating the pay ratio was consistent with the allocations used by the Company for financial accounting purposes in its 2021 consolidated financial statements. We then converted any compensation paid in foreign currency to U.S. dollars using the published rate for December 31, 2021 on
www.xe.com.
The sum of these amounts served as our “consistently applied compensation measure,” we used in identifying the median employee. We did not apply a cost of living adjustment to the data.
Once the median employee was identified, the pay ratio for the annual total compensation of the median employee to the CEO was calculated for the 2021 fiscal year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K and the pay ratio was determined to be as follows:

•	the annual total compensation of the median employee of the Company (other than the CEO) was $125,232;

•	the annual total compensation of the CEO, as reported in the Summary Compensation Table, was $19,831,243; and

•	the ratio of the annual total compensation of the CEO to the median employee of the Company was approximately 158 to 1.

Compensation of Directors
Directors who are also our employees do not receive additional compensation for serving as director. The compensation schedule for our non- employee directors was as follows: the annual cash retainer is $100,000, the annual stipend for the chair of our Compensation Committee is $15,000, the annual stipend for the chair of our Audit Committee is $25,000 and the annual stipend for the chair of our ESG Committee is $15,000. We also pay $2,000 for each meeting of our Board and $1,000 for each meeting of a committee of our Board actually attended, whether in person or by telephone. Under our policy, none of our non-employee directors is paid more than $3,000 in the aggregate for attendance at meetings held on the same date. Non-employee directors may also receive additional per diem fees for services as a director at the rate of $1,000 per day, with a limit of $5,000 per matter, for additional time spent on Board or Committee matters as directed from time to time by the Board, including interviewing candidates and participating in the Company’s diversity recruiting program initiatives. Non-employee directors also are reimbursed for all out-of-pocket expenses incurred in attending meetings of our Board or committees of our Board on which they serve.
In addition to the cash compensation described above, under our current policy, upon the appointment or initial election of a non-employee director, we grant to such non-employee director RSUs equal to the value of shares of our Class A common stock that could be purchased for $70,000 at the closing price of our Class A common stock on the trading date of the appointment or initial election of the non-employee director (rounded down to the next whole share). These RSUs vest equally on each of the first two anniversaries of the grant date, provided that the non-employee director is a member of our Board at the opening of business on such dates.
Thereafter, we annually grant to each non-employee director RSUs equal to the value of shares of our Class A common stock that could be purchased for $50,000 on the date of his or her re-election in consideration for services provided. These RSUs vest equally on each of the first two anniversaries of the grant date, provided that the non-employee director is a member of our Board at the opening of business on such dates.
2021 Director Compensation Payment
The table below summarizes the compensation paid to our non-employee directors for the year ended December 31, 2021:

(a) Name (1)	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($)(2)	(d) Option Awards ($)(3)	(e) Non-Equity Incentive Plan Compensation ($)	(f) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(g) All Other Compensation ($)	(h) Total ($)
Stephen T. Curwood	250,000	50,000	—	—	—	—	300,000
Director
William J. Moran	260,000	50,000	—	—	—	—	310,000
Director
Linda A. Bell	246,250	50,000	—	—	—	—	296,250
Director
David P Richards	235,000	50,000	—	—	—	—	285,000
Director
Arthur U. Mbanefo	47,000	120,000	—	—	—	—	167,000
Director

(1)
Howard W. Lutnick, our Chairman of the Board of Directors and Chief Executive Officer, is not included in this table as he is an employee of our Company and thus received no compensation for his services as director. The compensation received by Mr. Lutnick as an employee of our Company is shown in the Summary Compensation Table. Table includes compensation paid with respect to 2021, including payments for 2021 that were made in January 2022. Compensation for Arthur U. Mbanefo began on October 5, 2021 when he was elected to the Board.

(2)
Reflects the grant date fair value of RSUs granted on November 22, 2021 to each of Messrs. Curwood, Moran, Richards and Mbanefo and Dr. Bell. More information with respect to the calculation of these amounts is included in the footnotes to our consolidated financial statements included in Item 8 of our latest Annual Report on Form 10-K. In 2021, each of Messrs. Curwood, Moran, Richards and Mbanefo and Dr. Bell was granted 10,661 RSUs. As of December 31, 2021, Messrs. Curwood, Moran and Richards and Dr. Bell each had 19,372 RSUs outstanding, and Mr. Mbanefo had 23,482 RSUs outstanding.

(3)	No options were granted to non-employee directors in 2021. As of December 31, 2021, none of the non-employee directors had any options outstanding.

Compensation Committee Interlocks and Insider Participation
During 2021, the Compensation Committee of our Board consisted of Dr. Bell and Messrs. Curwood, Moran, Richards (who was appointed to the Compensation Committee on April 7, 2021) and Mbanefo (who was appointed to the Compensation Committee on October 5, 2021). All the members who served on our Compensation Committee during 2021 were independent directors. No member of the Compensation Committee had any relationship with the Company during 2021 pursuant to which disclosure would be required under applicable SEC rules. With the exception of Mr. Lutnick, our Chief Executive Officer and Chairman of the Board of Directors, during 2021, none of our executive officers served as a member of the board of directors or the compensation committee, or similar body, of a corporation where any of its executive officers served on our Compensation Committee or on our Board. Mr. Lutnick serves on the board of directors of Newmark.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information, as of March 31, 2022, with respect to the beneficial ownership of our Common Equity by: (i) each stockholder, or group of affiliated stockholders, that we know owns more than 5% of any class of our outstanding capital stock, (ii) each of the named executive officers, (iii) each director and (iv) the executive officers and directors as a group. Unless otherwise indicated in the footnotes, the principal address of each of the stockholders, executive officers and directors identified below is located at 499 Park Avenue, New York, NY 10022. Shares of our Class B common stock are convertible into shares of our Class A common stock at any time in the discretion of the holder on a one-for- one basis. Accordingly, a holder of Class B common stock is deemed to be the beneficial owner of an equal number of shares of our Class A common stock for purposes of this table.
As of March 31, 2022, Cantor is obligated to distribute an aggregate of 15,756,625 shares of our Class A common stock consisting of (i) 13,999,105 shares to certain partners of Cantor to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on April 1, 2008 (the “April 2008 distribution rights shares”), and (ii) 1,757,520 shares to certain partners of Cantor to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions (the “February 2012 distribution rights shares” and, together with the April 2008 distribution rights shares, the “distribution rights shares”), all of which can be distributed within 60 days of March 31, 2022. Certain partners elected to receive their shares and others elected to defer receipt of their shares until a future date. As a result, certain of these distribution rights shares are included both in the number of shares beneficially owned directly by Cantor, and indirectly by CF Group Management, Inc. (“CFGM”) and Mr. Lutnick as a result of their control of Cantor, and in the number of shares beneficially owned directly by CFGM, Mr. Lutnick and the other recipients of distribution rights shares, resulting in substantial duplications in the number of shares set forth in the table below. Once Cantor delivers these 15,756,625 distribution rights shares, these shares will no longer be reflected as beneficially owned directly by Cantor and indirectly by CFGM and Mr. Lutnick as a result of their control of Cantor. Instead, beneficial ownership of the shares will only be reported by CFGM and Mr. Lutnick as a result of their direct holdings of the shares, and Mr. Lutnick’s indirect holdings as a result of his control of KBCR Management Partners, LLC (“KBCR”) and LFA LLC (“LFA”), and by the other recipients of the distribution rights shares.

	Class B Common Stock				Class A Common Stock
Name:	Shares		%		Shares	%
5% Beneficial Owners(1):
Cantor Fitzgerald, L.P.(2)	68,736,148	(3)	98.9	(4)	101,894,623(5)	23.7	(6)
CF Group Management, Inc.	69,497,800	(7)	100.0	(4)	104,867,147(8)	24.3	(9)
The Vanguard Group	—		—		29,795,094	9.1
BlackRock, Inc.	—		—		23,498,900	7.2
Executive Officers and Directors(1):
Executive Officers
Howard W. Lutnick	69,497,800	(10)	100.0	(4)	130,932,341(11)	29.4	(12)
Stephen M. Merkel	—		—		135,556(13)	*
Steven Bisgay	—		—		1,503(14)	*
Sean A. Windeatt	—		—		—	*
Directors
Stephen T. Curwood	—		—		48,289(15)	*
William J. Moran	—		—		82,303(16)	*

Linda A. Bell	—	—	24,555(17)	*
David P. Richards	—	—	30,250(18)	*
Arthur U. Mbanefo	—	—	—	*
All executive officers and directors as a group (9 persons)	69,497,800	100.0	131,254,797	29.5	(19)

*	Less than 1% and percentages are based on 326,563,378 shares of our Class A common stock outstanding as of March 31, 2022.
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

(3)
Consists of (i) 45,122,728 shares of our Class B common stock held directly and (ii) 23,613,420 shares of our Class B common stock acquirable upon exchange of 23,613,420 BGC Holdings exchangeable limited partnership interests. These exchangeable limited partnership interests held by Cantor are exchangeable with us at any time for shares of our Class B common stock (or, at Cantor’s option, or if there are no additional authorized but unissued shares of our Class B common stock, our Class A common stock) on a one-for-one basis (subject to customary anti- dilution adjustments).

(4)
Percentage based on (i) 45,884,380 shares of our Class B common stock outstanding as of March 31, 2022, and (ii) 23,613,420 shares of our Class B common stock acquirable upon exchange of 23,613,420 BGC Holdings exchangeable limited partnership interests held by Cantor.

(5)
Consists of (i) 45,122,728 shares of our Class A common stock acquirable upon conversion of 45,122,728 shares of our Class B common stock, and (ii) 56,771,895 shares of our Class A common stock acquirable upon exchange of 56,771,895 BGC Holdings exchangeable limited partnership interests. These amounts include an aggregate of 15,756,625 distribution rights shares consisting of (A) 13,999,105 April 2008 distribution rights shares and (B) 1,757,520 February 2012 distribution rights shares, which may generally be issued to certain Cantor partners upon request, or are scheduled to be distributed within 60 days of March 31, 2022.

(6)
Percentage based on (i) 326,563,378 shares of our Class A common stock outstanding as of March 31, 2022, (ii) 45,884,380 shares of our Class A common stock acquirable upon conversion of 45,884,380 shares of our Class B common stock, and (iii) 56,771,895 shares of our Class A common stock acquirable upon exchange of 56,771,895 BGC Holdings exchangeable limited partnership interests.

(7)
Consists of (i) 761,652 shares of our Class B common stock held by CFGM, (ii) 45,122,728 shares of our Class B common stock held by Cantor, and (iii) 23,613,420 shares of our Class B common stock acquirable upon exchange by Cantor of 23,613,420 BGC Holdings exchangeable limited partnership interests. CFGM is the managing general partner of Cantor.

(8)
Consists of (i) 761,652 shares of our Class A common stock acquirable upon conversion of 761,652 shares of our Class B common stock held by CFGM, (ii) 2,050,197 April 2008 distribution rights shares held by CFGM, receipt of which has been deferred, (iii) 160,675 February 2012 distribution rights shares, receipt of which has been deferred, (iv) 45,122,728 shares of our Class A common stock acquirable upon conversion of 45,122,728 shares of our Class B common stock held by Cantor, and (v) 56,771,895 shares of our Class A common stock acquirable upon exchange of 56,771,895 BGC Holdings exchangeable limited partnership interests. These amounts include an aggregate of 15,756,625 distribution rights shares consisting of (A) 13,999,105 April 2008 distribution rights shares and (B) 1,757,520 February 2012 distribution rights shares, which may generally be issued to such partners upon request, or are scheduled to be distributed within 60 days of March 31, 2022.

(9)
Percentage based on (i) 326,563,378 shares of our Class A common stock outstanding as of March 31, 2022, (ii) 45,884,380 shares of our Class A common stock acquirable upon conversion of 45,884,380 shares of our Class B common stock, (iii) 56,771,895 shares of our Class A common stock acquirable upon exchange of 56,771,895 BGC Holdings exchangeable limited partnership interests, (iv) 2,050,197 April 2008 distribution rights shares held by CFGM, receipt of which has been deferred, and (v) 160,675 February 2012 distribution rights shares held by CFGM, receipt of which has been deferred.

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

(11)	Mr. Lutnick’s holdings consist of:
(i)	5,033,338 shares of our Class A common stock held directly;
(ii)	601,973 of our Class A common stock held in Mr. Lutnick’s 401(k) account (as of March 31, 2022);

(iii)
6,168,459 shares of our Class A common stock held in various trust, retirement and custodial accounts consisting of (A) 3,514,349 shares held in Mr. Lutnick’s personal asset trust, of which he is the sole trustee, (B) 1,000,000 shares held in Mr. Lutnick’s GRAT I account, of which he is the sole trustee, (C) 774,149 shares held by a trust for the benefit of descendants of Mr. Lutnick and his immediate family (the “Trust”), of which Mr. Lutnick’s wife is one of two trustees and Mr. Lutnick has limited powers to remove and replace such trustees, (D) 285,612 shares held in a Keogh retirement account for Mr. Lutnick, (E) 539,221 shares held by trust accounts for the benefit of Mr. Lutnick and members of his immediate family, (F) 34,035 shares held in other retirement accounts, (G) 20,078 shares held in custodial accounts for the benefit of certain members of Mr. Lutnick’s family under the Uniform Gifts to Minors Act, and (H) 1,015 shares of Class A common stock held in other retirement accounts for the benefit of Mr. Lutnick’s spouse;

(iv)	761,652 shares of our Class A common stock acquirable upon conversion of 761,652 shares of our Class B common stock held by CFGM;
(v)	45,122,728 shares of our Class A common stock acquirable upon conversion of 45,122,728 shares of our Class B common stock held by Cantor;
(vi)	56,771,895 shares of our Class A common stock acquirable upon exchange of 56,771,895 BGC Holdings exchangeable limited partnership interests held by Cantor;
(vii)	7,742,325 April 2008 distribution rights shares acquirable by Mr. Lutnick, receipt of which has been deferred;
(viii)	1,231,396 February 2012 distribution rights shares acquirable by Mr. Lutnick, receipt of which has been deferred;
(ix)	2,050,197 April 2008 distribution rights shares acquirable by CFGM, receipt of which has been deferred;
(x)	160,675 February 2012 distribution rights shares acquirable by CFGM, receipt of which has been deferred;
(xi)	1,610,182 April 2008 distribution rights shares acquirable by the Trust, receipt of which has been deferred;
(xii)
2,048,000 April 2008 distribution rights shares acquirable by KBCR, by virtue of Mr. Lutnick being the managing member of KBCR, which is a non-managing General Partner of Cantor, receipt of which has been deferred;

(xiii)	287,967 February 2012 distribution rights shares acquirable by KBCR, receipt of which has been deferred;
(xiv)	161,842 April 2008 distribution rights shares acquirable by LFA, receipt of which has been deferred;
(xv)	16,193 February 2012 distribution rights shares acquirable by LFA, receipt of which has been deferred;
(xvi)	600,938 shares of our Class A common stock owned of record by KBCR;
(xvii)	42,201 shares of our Class A common stock owned of record by LFA; and
(xviii)	520,380 shares of our Class A common stock acquirable upon exchange of 520,380 BGC Holdings exchangeable limited partnership units.
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

(12)
Percentage based on (i) 326,563,378 shares of BGC Partners Class A common stock outstanding as of March 31, 2022, (ii) 45,884,380 shares of BGC Partners Class B common stock outstanding, (iii) 56,771,895 shares of BGC Partners Class A common stock acquirable upon exchange of 56,771,895 BGC Holdings exchangeable limited partnership interests held by Cantor, (iv) 7,742,325 April 2008 distribution rights shares acquirable by Mr. Lutnick, receipt of which has been deferred; (v) 1,231,396 February 2012 distribution rights shares acquirable by Mr. Lutnick, receipt of which has been deferred; (vi) 2,050,197 April 2008 distribution rights shares acquirable by CFGM, receipt of which has been deferred, (vii) 160,675 February 2012 distribution rights shares acquirable by CFGM, receipt of which has been deferred, (viii) 1,610,182 shares of BGC Partners Class A common stock receivable by pursuant to April 2008 distribution rights shares held by a trust for the benefit of Mr. Lutnick’ s family, receipt of which has been deferred, (ix) 2,048,000 shares of BGC Partners Class A common stock receivable pursuant to April 2008 distribution rights shares held by KBCR, receipt of which has been deferred, (x) 287,967 February 2012 distribution rights shares acquirable by KBCR, receipt of which has been deferred, (xi) 161,842 April 2008 distribution rights shares acquirable by LFA, receipt of which has been deferred, (xii) 16,193 February 2012 distribution rights shares acquirable by LFA, receipt of which has been deferred, and (xiii) 520,380 shares of our Class A common stock acquirable upon exchange of 520,380 BGC Holdings exchangeable limited partnership units.

(13)
Mr. Merkel’s holdings consist of (i) 90,366 shares of our Class A common stock held directly; (ii) 38,932 shares of our Class A common stock held in Mr. Merkel’s 401(k) account (as of March 31, 2022) and (ii) 6,258 shares of Class A common stock held in trusts for the benefit of Mr. Merkel’s immediate family, of which Mr. Merkel’s spouse is the sole trustee.

(14)	Mr. Bisgay’s holdings consist of 1,503 shares of our Class A common stock held directly.
(15)	Mr. Curwood’s holdings consist of 48,289 shares of our Class A common stock held directly.
(16)	Mr. Moran’s holdings consist of 82,303 shares of our Class A common stock held directly.
(17)	Ms. Bell’s holdings consist of 24,555 shares of our Class A common stock held directly.
(18)	Mr. Richards’ holdings consist of 30,250 shares of our Class A common stock held directly.
(19)
Percentage based on (i) 326,563,378 shares of our Class A common stock outstanding, (ii) 45,884,380 shares of our Class A common stock acquirable upon conversion of 45,884,380 shares of our Class B common stock outstanding, (iii) 56,771,895 shares of our Class A common stock acquirable upon exchange of 56,771,895 BGC Holdings exchangeable limited partnership interests held by Cantor, (iv) 15,756,625 distribution rights shares, receipt of which has been deferred, and (v) 520,380 shares of our Class A common stock acquirable upon exchange of 520,380 BGC Holdings exchangeable limited partnership units.

Equity Compensation Plan Information as of December 31, 2021

	Number of securities to be issued upon exercise of outstanding restricted stock units, options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Plan (approved by security holders)	13,335,623	$4.01	164,486,382
Equity compensation plans not approved by security holders	—	—	—
Total	13,335,623	$4.01	164,486,382

ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Review, Approval and Ratification of Transactions with Related Persons
The general policy of our Company and our Audit Committee is that all material transactions with a related party, including transactions with Cantor or Newmark, the relationship between us and Cantor or Newmark and agreements with related parties, as well as all material transactions in which there is an actual, or in some cases, perceived, conflict of interest, including repurchases of Class A common stock or purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor or our executive officers (see “—Repurchases and Purchases”), are subject to prior review and approval by our Audit Committee, which will determine whether such transactions or proposals are fair and reasonable to our stockholders. In general, potential related party transactions are identified by our management and discussed with the Audit. Committee at Audit Committee meetings. Detailed proposals, including, where applicable, financial and legal analyses, alternatives and management recommendations, are provided to the Audit Committee with respect to each issue under consideration and decisions are made by the Audit Committee with respect to the foregoing related-party transactions after opportunity for discussion and review of materials. When applicable, the Audit Committee requests further information and, from time to time, requests guidance or confirmation from internal or external counsel or auditors. Our policies and procedures regarding related party transactions are set forth in our Audit Committee Charter and Code of Business Conduct and Ethics, both of which are publicly available on our website at
www.bgcpartners.com/esg/governance/
under the headings “Independent Audit Committee” and “Code of Business Conduct & Ethics,” respectively. Related party transactions with Newmark are also reviewed by the Newmark board and its audit committee under their own policies.
Possible Corporate Conversion
The Company continues to explore a possible conversion into a simpler corporate structure. Our Board of Directors and applicable committees are reviewing the potential structure with their advisors and a decision on whether to move forward is expected by the end of the second quarter 2022.
The 2008 Merger and the Merger Agreement
The Merger
BGC Partners, Inc. was created as a result of the April 1, 2008 merger with eSpeed and the issuance of stock and limited partnership units in that transaction and the entry into a separation agreement setting forth the rights, obligations and liabilities of the parties related to the transferred businesses (the “BGC separation agreement”).
License
We entered into a license agreement with Cantor on April 1, 2008 with respect to a non-exclusive, perpetual, irrevocable, worldwide, non- transferable and royalty-free license to all software, technology and intellectual property in connection with the operation of Cantor’s business.
The license is not transferable except to any purchaser of all or substantially all of the business or assets of Cantor or its subsidiaries or to any purchaser of a business, division or subsidiary of Cantor or its subsidiaries pursuant to a bona fide acquisition of a line of business of Cantor or its subsidiaries (provided that (a) such purchaser agrees not to use the software, technology and intellectual property provided under the license to create a fully electronic brokerage system that competes with eSpeed’s fully electronic systems for U.S. Treasuries and foreign exchange, (b) we are a third- party beneficiary of the transferee’s agreement in clause (a) above and (c) Cantor enforces its rights against the purchaser to the extent that it breaches its obligations under clause (a) above). Cantor has granted to us a non-exclusive, perpetual, irrevocable, worldwide, non-transferable and royalty free license to all intellectual property used in connection with our business operations. The license is not transferable except to a purchaser of all or substantially all of our business or assets or business, division or subsidiaries pursuant to a bona fide acquisition of our line of business. Cantor also agreed that it will not use or grant any aspect of the license to create a fully electronic brokerage system that competes with our fully electronic systems for U.S. Treasuries and foreign exchange.
Corporate Governance Matters
Until six months after Cantor ceases to hold 5% of our voting power, transactions or arrangements between us and Cantor will be subject to prior approval by a majority of the members of our Board who have been found to qualify as “independent” in accordance with the published listing requirements of Nasdaq. See “—Potential Conflicts of Interest and Competition Among Cantor, BGC and Newmark.”
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
As of March 31, 2022, the aggregate number of remaining April 2008 distribution rights shares and February 2012 distribution rights shares that Cantor is obligated to distribute to retained and founding partners is 13,999,105 shares and 1,757,520 shares, respectively, of our Class A common stock.
Commissions; Market Data; Clearing
Pursuant to the BGC separation agreement, Cantor has a right, subject to certain conditions, to be our customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. This right will terminate upon the earlier of a change of control of Cantor and the last day of the calendar quarter during which Cantor represents one of our 15 largest customers in terms of transaction volume. In addition, Cantor has an unlimited right to internally use our market data without any cost but Cantor does not have the right to furnish such data to any third party. Any future related-party transactions or arrangements between us and Cantor are subject to the prior approval by our Audit Committee. During the year ended December 31, 2021, we recorded revenues from Cantor entities of $0.1 million related to commissions paid to us by Cantor.
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
Each administrative services agreement provides that direct costs incurred are charged back to the service recipient. Additionally, the service recipient generally indemnifies the service provider for liabilities that it incurs arising from the provision of services, other than liabilities arising from fraud or willful misconduct of the service provider. In accordance with the administrative service agreement, we have not recognized any liabilities related to services provided to affiliates.
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
In the U.S., Cantor and its affiliates provide us with administrative services and other support for which Cantor charges us based on the cost of providing such services. In connection with the services Cantor provides, we and Cantor entered into an administrative services agreement whereby certain employees of Cantor are deemed leased employees of ours. For the year ended December 31, 2021, we were charged $81.9 million, for the services provided by Cantor and its affiliates, of which $57.9 million were to cover compensation to leased employees. The fees charged by Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in our consolidated statements of operations. The fees charged by Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in our consolidated statements of operations.
Throughout Europe and Asia, we provide Cantor with administrative services, technology services and other support, for which we charge Cantor based on the cost of providing such services plus a mark-up, generally 7.5%. In the U.K., we provide these services to Cantor through Tower Bridge International Services L.P. (“Tower Bridge”). We own 52% of Tower Bridge and consolidate it, and Cantor owns 48%. Cantor’s interest in Tower Bridge is reflected as a component of “Noncontrolling interest in subsidiaries” in our consolidated statements of financial condition, and the portion of Tower Bridge’s income attributable to Cantor is included as part of “Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries” in our consolidated statements of operations. In the U.S., we provide Cantor with technology services, for which we charge Cantor based on the cost of providing such services.
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
Tower Bridge charges each recipient of services for actual costs incurred for services provided plus a mark-up (if any), as the parties may agree from time to time. Each recipient of services remains responsible for its own regulatory and other compliance functions. These revenues are included as part of “Fees from related parties” in the Company’s consolidated statements of operations. For the year ended December 31, 2021, we were charged $81.9 million for the services provided by Cantor and its affiliates, of which $57.9 million were to cover compensation to leased employees for this period. The fees paid to Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in our consolidated statements of operations. The fees paid to Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in our consolidated statements of operations.
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
Aqua
In January 2007, the Company announced the formation of Aqua Securities L.P. (“Aqua”), an alternative electronic trading platform which offers new pools of block liquidity to the global equities markets. On May 30, 2007, the Financial Industry Regulatory Authority (“FINRA”) approved the partial ownership change and name agreement whereby we are entitled to a 49% interest in Aqua, and Cantor is entitled to a 51% interest in Aqua, which may be subject to dilution by other investors from time to time. Cantor and the Company have collectively contributed financial, professional and technology assets to the venture, which included all of the Company’s former equities order routing business. On October 2, 2007, Aqua obtained permission from FINRA to operate an Alternative Trading System and to provide Direct Market Access for institutional block equity buy-side and sell- side firms. In June 2008, we were authorized to enter into loans, investments or other credit support arrangements for Aqua of up to $5.0 million in the aggregate, which arrangements would be proportionally and on the same terms as similar arrangements between Aqua and Cantor (which amount authorized was increased by an aggregate of $11.2 million between November 2010 and October 2015, an additional $1.0 million on August 8, 2019, an additional $2.0 million on February 5, 2020, and an additional $1.0 million on February 25, 2021). On February 15, 2022, the Audit Committee increased the authorized amount by an additional $1.0 million as approved in prior periods. We were further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. During the year ended December 31, 2021, the Company made $1.1 million in contributions to Aqua.
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
Former Guarantee Agreement from Cantor Fitzgerald & Co
Under rules adopted by the U.S. Commodity Futures Trading Commission (the “CFTC”), all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the National Futures Association and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. From time to time, the Company’s foreign-based brokers engage in interest rate swap transactions with U.S.-based counterparties, and, therefore, the Company is subject to the CFTC requirements. Mint Brokers has entered into guarantees on behalf of the Company, and the Company is required to indemnify Mint Brokers for the amounts, if any, paid by Mint Brokers on behalf of the Company pursuant to this arrangement. Effective April 1, 2020, these guarantees were transferred to Mint Brokers from CF&Co. During the year ended December 31, 2021, the Company recorded fees of $0.1 million with respect to these guarantees.
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
Notes Payable and Market-Making Transactions
4.375% Senior Notes due 2025
On July 10, 2020, we issued an aggregate of $300.0 million principal amount of 4.375% Senior Notes due 2025 (the “4.375% Senior Notes”). The 4.375% Senior Notes are general unsecured obligations of the Company. The 4.375% Senior Notes bear interest at a rate of 4.375% per year, payable in cash on June 15 and December 15, commencing December 15, 2020. The 4.375% Senior Notes will mature on December 15, 2025. We may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 4.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture related to the 4.375% Senior Notes) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. Cantor purchased $14.5 million of such senior notes and held such notes as of December 31, 2021. The initial carrying value of the 4.375% Senior Notes was $296.8 million, net of discount and debt issuance costs of $3.2 million, of which $0.2 million were underwriting fees payable to CF&Co and $36 thousand were underwriting fees payable to CastleOak Securities, L.P. The carrying value of the 4.375% Senior Notes as of December 31, 2021 was $297.5 million.
Market-Making Transactions
On October 20, 2020, we filed a registration statement on Form S-3 pursuant to which CF&Co may make offers and sales of our 5.125% Senior Notes (which have since been redeemed), 5.375% Senior Notes due 2023, 3.750% Senior Notes and 4.375% Senior Notes in connection with ongoing market-making transactions which may occur from time to time. Such market-making transactions in these securities may occur in the open market or may be privately negotiated at prevailing market prices at a time of resale or at related or negotiated prices. Neither CF&Co, nor any other of our affiliates, has any obligation to make a market in our securities, and CF&Co or any such other affiliate may discontinue market-making activities at any time without notice.
Freedom International Brokerage
We and Cantor formed Freedom International Brokerage Company (“Freedom”) to acquire a 66.7% economic interest in Freedom International Brokerage, a Canadian government securities broker-dealer and Nova Scotia unlimited liability company, in April 2001. As of the closing of the merger, we became entitled to 100% of Freedom’s capital interest in Freedom International Brokerage and we assumed 100% of Freedom’s cumulative profits. As of December 31, 2021, the investment in Freedom International Brokerage was $9.8 million. We also entered into the Freedom services agreements with Freedom International Brokerage. As of December 31, 2021, the Company had receivables from Freedom of $1.4 million.
Controlled Equity Offerings/Payment of Commissions to Cantor Fitzgerald & Co
On March 9, 2018, the Company entered into a controlled equity offering sales agreement with CF&Co (the “March 2018 Sales Agreement”), pursuant to which the Company could offer and sell up to $300.0 million of shares of its Class A common stock sold under the Company’s shelf Registration Statement on Form S-3, as amended (Reg. No. 333-223550), from time to time through CF&Co as the Company’s sales agent. Under such sales agreement, the Company agreed to pay to CF&Co a commission of 2% of the gross proceeds from the sale of such shares. During the year ended December 31, 2021, the Company did not sell any shares of Class A common stock under the March 2018 Sales Agreement. This registration statement and the March 2018 Sales Agreement expired in September 2021. For the year ended December 31, 2021, the Company was not charged for services provided by CF&Co related to the CEO program with CF&Co. As of December 31, 2021, the Company had issued 17.6 million shares of BGC Class A common stock (or $210.8 million) under the March 2018 Sales Agreement.
On March 8, 2021, we filed a replacement CEO Program shelf registration statement on Form S-3, which has not yet been declared effective, with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock from time to time on a delayed or continuous basis.

BGC Holdings Exchangeable Limited Partnership Interests Held by Cantor
As of December 31, 2021, Cantor held an aggregate of 56,771,895 BGC Holdings exchangeable limited partnership interests.
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
Certain Financial Advisory Fees and Commissions Paid by the Company to CF&Co
On August 2, 2010, the Company was authorized to engage CF&Co and its affiliates to act as financial advisor in connection with one or more third-party business combination transactions with or involving one or more targets as requested by the Company on behalf of its affiliates from time to time on specified terms, conditions and fees. For the year ended December 31, 2021, we paid $0 in fees to CF&Co in connection with business combination transactions. As of December 31, 2021, the Company did not have any Securities loaned transactions with Cantor.
Insurance Disposition
On May 26, 2021, the Company announced that it had entered into an agreement to sell its Insurance brokerage business to The Ardonagh Group. The transaction closed on November 1, 2021 and, after closing adjustments, the Company received $534.9 million in gross cash proceeds, subject to limited post-closing adjustments. CF&Co. served as advisor to the Company and, upon the closing of the transaction, received a banking fee of $4.4 million, which was consistent with market rates.
Agreements with Cantor Commercial Real Estate Company, L.P.
On October 29, 2013, the Audit Committee of the Board authorized us to enter into agreements from time to time with Cantor and/or its affiliates, including CCRE, to provide services, including finding and reviewing suitable acquisition or partner candidates, structuring transactions and negotiating and due diligence services, in connection with our acquisition and other business strategies in commercial real estate and other businesses from time to time. Such services would be provided at fees not to exceed the fully allocated cost of such services plus 10% and payment of fees for such services prior to October 31, 2013. In connection with this agreement, the Company did not recognize any expense for the year ended December 31, 2021.
We also have a referral agreement in place with CCRE, in which brokers are incentivized to refer business to CCRE through a revenue-share arrangement. In connection with this revenue-share agreement, we did not make any payments to CCRE for the year ended December 31, 2021.
We also have an additional revenue-share agreement with CCRE, in which the Company pays CCRE for referrals for leasing or other services. The Company did not make any payments under this agreement to CCRE for the year ended December 31, 2021.
Charity Day
During the year ended December 31, 2015, the Company committed to make charitable contributions to the Cantor Relief Fund in the amount of $40.0 million. As of December 31, 2021, the remaining liability associated with this commitment was $1.7 million. Further, as of December 31, 2021, the Company had a liability to the Cantor Relief Fund for $8.3 million associated with $7.2 million of additional expense taken in September 2021.
Development Services
On February 9, 2016, the Audit Committee of the Board authorized the Company to enter into an arrangement with Cantor in which the Company would provide dedicated development services to Cantor at a cost to the Company not to exceed $1.4 million per year for the purpose of Cantor developing the capacity to provide quotations in certain ETF component securities, as well as other securities from time to time. The services are terminable by either party at any time and will be provided on the terms and conditions set forth in the existing Administrative Services Agreement. The Company did not provide any development services to Cantor in the year ended December 31, 2021 under this arrangement.
Real Estate and Related Services
In July 2016, the Audit Committee of the Company authorized the Company to provide real estate and related services, including real estate advice, brokerage, property or facilities management, appraisals and valuations and other services, to Cantor on rates and terms no less favorable to the Company than those charged to third-party customers. The Company did not provide any such real estate and related services in the year ended December 31, 2021.

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
Other Transactions with Cantor
Treasury Fails
The Company is authorized to enter into short-term arrangements with Cantor to cover any failed U.S. Treasury securities transactions and to share equally any net income resulting from such transactions, as well as any similar clearing and settlement issues. During the year ended December 31, 2021, Cantor did not facilitate any repurchase agreements between the Company and Cantor for the purpose of financing fails.
FX Exposure
To more effectively manage the Company’s exposure to changes in foreign exchange rates, the Company and Cantor have agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to foreign exchange currency hedging between Cantor and the Company. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of Cantor and the Company is utilized to determine the shares of profit or loss allocated to each for the period. During the year ended December 31, 2021, the Company recognized its share of foreign exchange gains of $0.5 million.
Mutual Brokerage Services
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
Asset Backed Commercial Paper
In August 2013, the Audit Committee authorized the Company to invest up to $350 million in an asset- backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time by the Company as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of December 31, 2021, the Company did not have any investments in the program.
Reverse Repo Agreements
As part of the Company’s cash management process, the Company may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of December 31, 2021, the Company had no reverse repurchase agreements.
Exchange Agreement
On June 5, 2015, the Company entered into an agreement with Cantor providing Cantor, CFGM and other Cantor affiliates entitled to hold Class B common stock the right to exchange from time to time, on a one-to-one basis, subject to adjustment, up to an aggregate of 34,649,693 shares of Class A common stock now owned or subsequently acquired by such Cantor entities for up to an aggregate of 34,649,693 shares of Class B common stock. Such shares of Class B common stock, which currently can be acquired upon the exchange of exchangeable limited partnership units owned in BGC Holdings, are already included in the Company’s fully diluted share count and will not increase Cantor’s current maximum potential voting power in the common equity. These shares of Class B common stock represented the then-remaining 34,649,693 authorized but unissued shares of Class B common stock available under the Company’s then-Amended and Restated Certificate of Incorporation. The exchange agreement will enable the Cantor entities to acquire the same number of shares of Class B common stock that they are already entitled to acquire without having to exchange its exchangeable limited partnership units in BGC Holdings. The Company’s Audit Committee and full Board determined that it was in the best interests of the Company and its stockholders to approve the exchange agreement because it will help ensure that Cantor retains its exchangeable limited partnership units in BGC Holdings, which is the same partnership in which the Company’s partner employees participate, thus continuing to align the interests of Cantor with those of the partner employees.

As of December 31, 2021, Cantor and CFGM did not own any shares of our Class A common stock and had the right to exchange any shares of our Class A common stock subsequently acquired by either of them for shares of our Class B common stock, up to 23,613,420 shares of our Class B common stock.
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
Related Party Receivables and Payables
The Company has receivables and payables to and from certain affiliated entities. As of December 31, 2021, the related party receivables and payables were $5.2 million and $53.8 million, respectively.
LFI Holdings Investment
On October 25, 2016, the Company’s Board and Audit Committee authorized the purchase of 9,000 Class B Units of LFI Holdings, LLC (“LFI”), a wholly owned subsidiary of Cantor, representing all of the issued and outstanding Class B Units of LFI not already owned by the Company. On November 4, 2016, the Company completed this transaction. As a result of this transaction, the Company owns 100% of the ownership interests in LFI. In the purchase agreement, Cantor agreed, subject to certain exceptions, not to solicit certain senior executives of LFI’s business and was granted the right to be a customer of LFI’s businesses on the best terms made available to any other customer. The aggregate purchase price paid by the Company to Cantor consisted of approximately $24.2 million in cash plus a $4.8 million post-closing adjustment. During year ended December 31, 2021, LFI had $0.2 million in related party revenues from Cantor.
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
On November 30, 2018 (the “Distribution Date”), BGC completed its Spin-Off to its stockholders of all of the shares of common stock of Newmark owned by BGC as of immediately prior to the effective time of the Spin-Off.

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
As of December 31, 2021, BGC Holdings had the following outstanding interests

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

•
BGC Holdings PSI, PSE, APSI, PSU, APSU, HDUs, U.K. LPUs and N Units, which are types of working partner interests held by PSI, PSE, APSI, PSU, APSU, HDU, U.K. LPU and N Unit partners. HDUs are LPUs with capital accounts, which are liability awards recorded in “Accrued compensation” in our consolidated statements of financial condition. N Units are Non-distributing partnership units that may not be allocated any item of profit or loss and may not be made exchangeable into shares of our Class A common stock. Which units may include NREUs, NPREUs, NLPUs, NPLPUs, NPSUs, and NPPSUs. Certain of these non-distribution-earning units become distribution earning units at the rate of 20% a year if certain employment conditions are met (internally designated by a “-CV” (e.g., NPSU-CVs, NPPSU-CVs);

•	Certain BGC LPUs and New PLPUs which are not entitled to distributions while non-exchangeable and that have certain employment-related conditions to exchangeability; and

•
Preferred Units (“Preferred Units”), which are working partner units that may be awarded to holders of, or contemporaneous with the grant of, PSUs, PSIs, PSEs, LPUs, REUs, RPUs and AREUs and which carry the same name as the underlying unit, with the insertion of an additional “P” to designate them as Preferred Units.

REU, AREU, RPU, ARPU, PSI, PSU, APSU, PSE, LPU, NPSU, NREU, NPREU, NLPU, NPLPU, NPPSU, HDU, LPU-New and PLPU-New and Preferred Unit interests are collectively referred to as “limited partnership units.”
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
BGC Holdings Exchangeable Limited Partnership Interests
Any working partner interests that are issued will not be exchangeable with BGC Partners unless we otherwise determine with the written consent of a BGC Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the BGC Holdings limited partnership agreement.
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
On November 1, 2010, the Audit and Compensation Committees of the Board of the Company authorized the Company’s management from time to time to cause it to enter into various compensatory arrangements with partners, including founding partners who hold non-exchangeable founding partner units that Cantor has not elected to make exchangeable into shares of Class A common stock. These arrangements, which may be entered into prior to or in connection with the termination of such partners, include but are not limited to the grant of shares or other awards under the Equity Plan, payments of cash or other property, or partnership awards under the BGC Holdings’ Participation Plan or other partnership adjustments, which arrangements may result in the repayment by such partners of any partnership loans or other amounts payable to or guaranteed by Cantor earlier than might otherwise be the case, and for which the Company may incur compensation charges that it might not otherwise have incurred had such arrangements not been entered into.
On March 31, 2021, Cantor purchased from BGC Holdings an aggregate of (i) 1,149,684 exchangeable limited partnership interests for aggregate consideration of $2,104,433 as a result of the redemption of 1,149,684 founding partner interests, and (ii) 1,618,376 exchangeable limited partnership interests for aggregate consideration of $3,040,411 as a result of the exchange of 1,618,376 founding partner interests. On October 28, 2021, Cantor purchased from BGC Holdings an aggregate of (i) 460,929 exchangeable limited partnership interests for aggregate consideration of $715,605 as a result of the redemption of 460,929 founding partner interests, and (ii) 1,179,942 exchangeable limited partnership interests for aggregate consideration of $2,033,838 as a result of the exchange of 1,179,942 founding partner interests. As of December 31, 2021, there were no founding/working partner units remaining in which BGC Holdings had the right to redeem or exchange and with respect to which Cantor will have the right to purchase an equivalent number of exchangeable limited partnership interests following such redemption or exchange.
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

Related to BGC Partners
Cantor will continue to exercise control over our management and affairs and all matters requiring stockholder approval, including the election of our directors and determinations with respect to acquisitions and dispositions, as well as material expansions or contractions of our business, entry into new lines of business and borrowings and issuances of our common stock or other securities. This control will be subject to the approval of our independent directors on those matters requiring such approval. Cantor’s voting power may also have the effect of delaying or preventing a change of control of the Company. This control will also be exercised because:

•
Cantor is, in turn, controlled by CFGM, its managing general partner, and, ultimately, by Mr. Lutnick, who serves as our Chief Executive Officer and Chairman of the Board of Directors. Mr. Lutnick is also the Chairman of the Board and Chief Executive Officer of Cantor and the President and controlling stockholder of CFGM;

•	Mr. Merkel, who serves as our Executive Vice President and General Counsel, is employed as Executive Managing Director, General Counsel and Secretary of Cantor.

•	Mr. Bisgay, who serves as our Chief Financial Officer, is also Chief Financial Officer of Cantor.
Messrs. Lutnick, Merkel and Bisgay have holdings in Cantor through partnership unit ownership, including distribution rights.
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
Related to Newmark
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
Leases
We have offices in the United States, Canada, Europe, United Kingdom, Latin America, Asia, Africa and the Middle East. Our principal executive offices are located at 499 Park Avenue, New York, New York. We also occupy a space at 199 Water Street, New York, New York and space at 55 Water Street, New York, New York. Under the Administrative Services Agreement with Cantor, we are obligated to Cantor for our pro rata portion (based on square footage used) of rental expense during the terms of the leases for such spaces.
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

In response to motions to dismiss filed by all defendants in December 2018, Plaintiffs filed a motion for leave to amend the operative complaint in February 2019, requesting that the Court allow them to supplement their allegations, which the Court granted. The amended complaint alleges the same purported breaches of fiduciary duty as the operative complaint, raises no new claims, and seeks identical relief, but includes additional allegations, including alleged reasons for plaintiffs’ failure to make a demand on the Board, which was the basis of defendants’ motion to dismiss. On March 19, 2019, all defendants filed motions to dismiss the amended complaints, again on demand grounds. On September 30, 2019, the Court denied defendants’ motions to dismiss, permitting the case to move forward into discovery. In its ruling, the Court determined that the amended complaint sufficiently pled that plaintiffs were not required to make demand on the Board in order to file a derivative suit, but did not make findings of fact with respect to the underlying merits of plaintiffs’ allegations concerning the Transaction. On February 11, 2021, following the close of discovery, the Company and the independent directors of the Board filed motions for summary judgment seeking dismissal of the case based on the discovery record, which plaintiffs opposed. Argument was held on defendants’ summary judgment motions on June 22, 2021. On September 20, 2021, the Court partially granted the summary judgment motions, dismissing directors Stephen Curwood and Linda Bell and permitting the trial to move forward against the remaining defendants. A trial was held before Vice Chancellor Lori Will on October 11, 2021, which concluded on October 15, 2021. Following the close of the hearing, the parties submitted post-trial briefing and presented oral argument on March 2, 2022. The Court is expected to rule on all pending matters in or around the second quarter of 2022.
The Company continues to believe that the claims against the defendants are without merit and will continue to defend against them vigorously. However, as in any litigated matter, the outcome cannot be determined with certainty.
Transactions by Cantor with BGC in Equity Securities
Our Board has determined that Cantor is a “deputized” director of the Company for purposes of Rule 16b-3 under the Exchange Act with respect to the transactions contemplated by the BGC separation and the merger and other transactions from time to time. Rule 16b-3 exempts from the short-swing profits liability provisions of Section 16(b) of the Exchange Act certain transactions in an issuer’s securities between the issuer or its majority-owned subsidiaries and its officers and directors if, among other things, the transaction is approved in advance by the issuer’s Board of Directors or a disinterested committee of the issuer’s board of directors. The Rule 16b-3 exemption extends to any such transactions by an entity beneficially owning more than 10% of a class of an issuer’s equity securities if the entity is a “deputized” director because it has a representative on the issuer’s Board of Directors. Our Board’s intent in determining that Cantor is a “deputized” director is that Cantor’s acquisitions or dispositions of shares of our common stock or interests in our common stock from or to us or their respective majority-owned subsidiaries will be eligible for the Rule 16b-3 exemption from the short-swing profits liability provisions of Section 16(b) of the Exchange Act.
BGC Sublease from Newmark
In May 2020, BGC U.S. OpCo entered into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark, which sublease was approved by the Audit Committee. The deal is a one-year sublease of approximately 21,000 rentable square feet in New York City. Under the terms of the sublease, BGC U.S. OpCo paid a fixed rent amount of $1.1 million in addition to all operating and tax expenses attributable to the lease. In May 2021, the sublease was amended to provide for a rate of $15 thousand per month based on the size of utilized space, with terms extending on a month-to-month basis. In connection with the sublease, BGC U.S. OpCo paid $0.5 million for the year ended December 31, 2021.
Debt Repurchase Program
On June 11, 2020, the Company’s Board and its Audit Committee authorized a debt repurchase program for the repurchase by the Company of up to $50.0 million of the Company’s 5.125% Senior Notes, 5.375% Senior Notes, 3.750% Senior Notes, 4.375% Senior Notes and any future debt securities issued by the Company (“Company Debt Securities”). Repurchases of Company Debt Securities, if any, are expected to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption.
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
Repurchases and Purchases
Our Board and our Audit Committee have authorized repurchases of our Class A common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners and others, including Cantor employees and partners. On August 3, 2021, our Board and Audit Committee increased the authorized repurchases of stock or units, including from Cantor employees and partners, to $400.0 million. As of December 31, 2021 we had approximately $191.8 million remaining under this authorization and may continue to actively make repurchases or purchases, or cease to make such repurchases or purchases, from time to time. We have not purchased shares in the open market in 2022, and have redeemed an immaterial amount of units in the normal course of business.

CX Futures Transaction
On June 7, 2021, our Board and Audit Committee approved entry into an agreement between certain affiliates of BGC and Cantor for the sale to BGC of Cantor’s futures exchange and related clearinghouse (the “Futures Transaction”). On June 21, 2021, BGC entered into a Purchase Agreement with Cantor, providing that at closing BGC will purchase the direct and indirect equity of each of (i) CFLP CX Futures Exchange Holdings, LLC, (ii) CFLP CX Futures Exchange Holdings, L.P., (iii) CX Futures Exchange Holdings, LLC, (iv) CX Clearinghouse Holdings, LLC, (v) CX Futures Exchange, L.P. and (vi) CX Clearinghouse, L.P. (collectively, the “Futures Exchange Group”), for a purchase price of approximately $4.9 million at closing, plus the cash held at closing by the Futures Exchange Group, and an earn-out, only payable out of BGC’s portion of the profits of the Futures Exchange Group, capped at the amount Cantor contributed to the Futures Exchange Group prior to closing. The Futures Transaction closed on July 30, 2021.
Cantor and Aurel Revenue Sharing Agreement
On June 24, 2021 our Board and Audit Committee authorized our French subsidiary, Aurel BGC SAS (“Aurel”), to enter into a revenue sharing agreement pursuant to which Cantor shall provide services to Aurel to support Aurel’s investment banking activities with respect to its special purpose acquisition companies (“SPAC Investment Banking Activities”). The services provided by Cantor to Aurel in support of such SPAC Investment Banking Activities shall include referral of clients, structuring advice, financial advisory services, referral of investors, deal execution services, and other advisory services in support of Aurel’s SPAC Investment Banking Activities pursuant to its French investment services license. As compensation, Cantor shall receive a revenue share of 80% of Aurel’s net revenue attributable to SPAC Investment Banking Activities. The term of the revenue sharing agreement is for an initial period of 12 months, which automatically renews each year unless either party provides notice of termination at least three months prior to the anniversary. Aurel is also authorized to serve as bookrunner, underwriter or advisor in connection with French SPACs which are sponsored by Cantor at market rates for such services. For the year ended December 31, 2021, Aurel had $2.5 million of revenue and $1.7 million of fees payable to Cantor attributable to SPAC Investment Banking Activities.
Other Newmark Transactions
As of December 31, 2021, we recognized $8.3 million payable to Newmark, which is included as part of “Payables to related parties” and “Accounts payable, accrued and other liabilities”, respectively, in our consolidated statement of financial condition. The payable was a result of taxes paid by Newmark on its share of taxable income which were included as part of our consolidated tax return in the periods prior to the Spin-Off.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES
The following table sets forth the aggregate fees incurred by us for audit and other services rendered by Ernst & Young during the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Audit fees	$8,653,282	$9,286,774
Audit-related fees	96,500	138,000
Tax fees	3,290,068	3,024,904
All other fees	—	—

Total	$12,039,850	$12,449,678
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
AUDIT COMMITTEE’S PRE-APPROVAL POLICIES AND PROCEDURES
During 2021, our Audit Committee specifically approved the appointment of Ernst & Young to be our independent auditors for the year ended December 31, 2021. Ernst & Young was also approved to perform reviews of our quarterly financial reports within the year ended December 31, 2021 and certain other audit- related services such as accounting consultations. Pursuant to our Audit Committee Charter, the Audit Committee will pre-approve auditing services, internal control-related services and permitted non-audit services to be performed for us by our independent auditors, as set forth in the Audit Committee Charter.
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

EXHIBIT INDEX

Exhibit Number	Exhibit Title

2.1	Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)

2.2	Amendment No. 1, dated as of November 5, 2007, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)

2.3	Amendment No. 2, dated as of February 1, 2008, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)

2.4	Separation Agreement, dated as of March 31, 2008, by and among Cantor Fitzgerald, L.P., BGC Partners, LLC, BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

2.5	Purchase Agreement, dated as of April 1, 2013, by and among BGC Partners, Inc., BGC Partners, L.P., The NASDAQ OMX Group, Inc., and for certain limited purposes, Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013)

2.6	Tender Offer Agreement executed by BGC Partners, Inc., BGC Partners, L.P. and GFI Group Inc., dated February 19, 2015 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2015)

2.7	Stock Purchase Agreement by and among GFINet, Inc., GFI TP Holdings Pte Ltd, Intercontinental Exchange, Inc., and, solely for the purposes set forth therein, GFI Group Inc. and BGC Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 18, 2015)

2.8	Agreement and Plan of Merger, dated December 22, 2015, by and among BGC Partners, Inc., JPI Merger Sub 1, Inc., JPI Merger Sub 2, LLC, Jersey Partners Inc., New JP Inc., Michael Gooch and Colin Heffron (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2015)

2.9	Transaction Agreement, dated as of July 17, 2017, by and among BGC Partners, Inc. BGC Partners, L.P., Cantor Fitzgerald, L.P., Cantor Commercial Real Estate Company, L.P., Cantor Sponsor, L.P., CF Real Estate Finance Holdings, L.P. and CF Real Estate Finance Holdings GP, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 21, 2017)

2.10	Amended and Restated Separation and Distribution Agreement, dated as of November 23, 2018, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., BGC Global Holdings, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 27, 2018)

2.11	Agreement for the Sale and Purchase of the Share Capital of Ed Broking Group Limited and Besso Insurance Group Limited, Dated May 26, 2021, by and Among Tower Bridge (One) Limited, Ardonagh Specialty Holdings 2 Limited, The Ardonagh Group Limited and BGC Partners, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2021)

2.12	Deed of Variation in Respect of the Agreement for the Sale and Purchase of the Share Capital of Ed Broking Group Limited and Besso Insurance Group Limited, dated August 25, 2021, by and among Tower Bridge (One) Limited, Ardonagh Specialty Holdings 2 Limited, The Ardonagh Group Limited and BGC Partners, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2021)

2.13	Deed of Variation in Respect of the Agreement for the Sale and Purchase of the Share Capital of Ed Broking Group Limited and Besso Insurance Group Limited, dated October 31, 2021, by and among Tower Bridge (One) Limited, Ardonagh Specialty Holdings 2 Limited, The Ardonagh Group Limited and BGC Partners, Inc. (incorporated by reference to Exhibit 2.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2021)

3.1	Restated Certificate of Incorporation of BGC Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016)

3.2	Amended and Restated Bylaws of BGC Partners, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.1	Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended (included as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2022)

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on April 18, 2008)

4.3	Indenture, dated as of June 26, 2012, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2012)

4.4	Fourth Supplemental Indenture, dated as of July 24, 2018, by and between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to the 5.375% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed with the SEC on July 25, 2018)

4.5	Form of 5.375% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2018)

4.6	Indenture, dated as of September 27, 2019, between BGC Partners, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on September 30, 2019)

4.7	First Supplemental Indenture, dated as of September 27, 2019, between BGC Partners, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed with the SEC on September 30, 2019)

4.8	Form of BGC Partners, Inc. 3.750% Senior Notes due 2024 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed with the SEC on September 30, 2019)

4.9	Second Supplemental Indenture, dated as of July 10, 2020, between BGC Partners, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 14, 2020)

4.10	Form of BGC Partners, Inc. 4.375% Senior Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 14, 2020)

10.1	Registration Rights Agreement, dated as of December 9, 1999, by and among eSpeed, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.2	Registration Rights Agreement by and between Cantor Fitzgerald, L.P. and BGC Partners, LLC, dated as of March 31, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.3	Administrative Services Agreement, dated as of March 6, 2008, by and between Cantor Fitzgerald, L.P. and BGC Partners, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.4	Administrative Services Agreement, dated as of August 9, 2007, by and among Tower Bridge International Services L.P. and BGC International (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.5	BGC Holdings, L.P. Participation Plan, effective as of April 1, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.6	Tax Receivable Agreement, dated as of March 31, 2008, by and between BGC Partners, LLC and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.7	License Agreement, dated as of April 1, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.8	Clearing Services Agreement, dated May 9, 2006, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.9	Amendment to Clearing Services Agreement, dated November 7, 2008, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.10	Second Amendment, dated August 16, 2010, to the Clearing Services Agreement, dated May 9, 2006, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2020)

10.11	Third Amendment , dated June 16, 2020, to the Clearing Services Agreement, dated May 9, 2006, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2020)

10.12	Agreement dated November 5, 2008 between BGC Partners, Inc. and Cantor Fitzgerald, L.P. regarding clearing capital (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.13	First Amendment, dated June 16, 2020, to the Agreement between BGC Partners, Inc. and Cantor Fitzgerald, L.P. regarding clearing capital, dated November 5, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2020)

10.14	Subscription Agreement, dated March 16, 2010, among BGC Partners, Inc., BGC Holdings, L.P. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.15	Registration Rights Agreement, dated as of April 1, 2010, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

10.16	Tower Bridge International Services L.P. and BGC Brokers L.P. Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.17	Tower Bridge International Services L.P. and Cantor Fitzgerald Europe Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.18	Tower Bridge International Services L.P. and Cantor Index Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.19	Tower Bridge International Services L.P. and BGC International Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.20	Tower Bridge International Services L.P. and eSpeed International Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.21	Tower Bridge International Services L.P. and eSpeed Support Services Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.22	Amended and Restated Change in Control Agreement dated August 3, 2011 between Howard W. Lutnick and BGC Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)*

10.23	Amended and Restated Change in Control Agreement dated August 3, 2011 between Stephen M. Merkel and BGC Partners, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)*

10.24	Amended and Restated Deed of Adherence, dated as of January 22, 2014, between Sean Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 28, 2014)*

10.25	Deed of Amendment, dated February 24, 2017, to the Amended and Restated Deed of Adherence, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.86 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2017)*

10.26	Deed of Amendment, dated November 5, 2020, to the Amended and Restated Deed of Adherence, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020)*

10.27	Consultancy Agreement, dated February 24, 2017, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.87 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2017)*

10.28	Amendment, dated November 5, 2020, to the Consultancy Agreement, dated February 24, 2017, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020)*

10.29	Letter Agreement, dated as of August 24, 2015, among BGC Partners, Inc., BGC Partners, L.P. and GFI Group Inc., relating to shareholder litigation and the Tender Offer Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015)

10.30	Eighth Amended and Restated Long Term Incentive Plan, dated as of November 22, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2021)*

10.31	Second Amended and Restated BGC Partners, Inc. Incentive Bonus Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2017)*

10.32	Amended and Restated Agreement of Limited Partnership of CF Real Estate Finance Holdings, L.P., dated as of September 8, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2017)

10.33	Second Amended and Restated Agreement of Limited Partnership of BGC Holdings, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.34	Amendment No. 1, dated November 8, 2018, to the Second Amended and Restated Agreement of Limited Partnership of BGC Holdings, L.P (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2018).

10.35	Second Amended and Restated Agreement of Limited Partnership of BGC Partners, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.36	Second Amended and Restated Agreement of Limited Partnership of BGC Global Holdings, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.37	Registration Rights Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.38	Tax Matters Agreement, dated as of December 13, 2017, by and among BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.39	Amended and Restated Tax Receivable Agreement, dated as of December 13, 2017, by and between Cantor Fitzgerald, L.P. and BGC Partners, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.40	Registration Rights Agreement, dated as of July 10, 2020, between BGC Partners, Inc. and the parties named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 14, 2020)

10.41	Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 23, 2018)

10.42	Amendment, dated August 6, 2018, to the Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2018)

10.43	Amended and Restated Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 23, 2018)

10.44	Credit Agreement, dated as of November 28, 2018, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 27, 2018)

10.45	First Amendment, dated December 11, 2019, to the Credit Agreement, dated as of November 28, 2018, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2019)

10.46	Second Amendment, dated February 26, 2020, to the Credit Agreement, dated as of November 28, 2018, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as the Administrative Agent. (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2021)

10.47	Amended and Restated Credit Agreement, dated as of March 10, 2022, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of Americas, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 14, 2022)

21.1	List of subsidiaries of BGC Partners, Inc. (included as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2022)

23.1	Consent of Ernst & Young LLP (included as Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2022)

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 31.1 to Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2022)

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2022)

31.3	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2022)

101	The following materials from BGC Partners’ Annual Report on Form 10-K for the period ended December 31, 2021 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, (vi) Notes to the Consolidated Financial Statements, and (vii) Schedule I, Parent Company Only Financial Statements. The XBRL Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document

104	The cover page from this Amendment No. 1 to Annual Report on Form 10-K/A, formatted in inline XBRL

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No.1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2 nd
day of May, 2022.

BGC Partners, Inc.

By:	/s/ Howard W. Lutnick
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer