Form 10-Q
period 2022-03-31
BGC Partners, Inc.
filed 2022-05-09
CIK 1094831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On May 5, 2022, the registrant had 328,983,178 shares of Class A common stock, $0.01 par value, and 45,884,380 shares of Class B common stock, $0.01 par value, outstanding.

BGC PARTNERS, INC.

GLOSSARY OF TERMS, ABBREVIATIONS AND ACRONYMS
The following terms, abbreviations and acronyms are used to identify frequently used terms and phrases that may be used in this report:

TERM	DEFINITION

3.750% Senior Notes	The Company’s $300.0 million principal amount of 3.750% senior notes maturing on October 1, 2024 and issued on September 27, 2019

4.375% Senior Notes	The Company’s $300.0 million principal amount of 4.375% senior notes maturing on December 15, 2025 and issued on July 10, 2020

5.125% Senior Notes	The Company’s original $300.0 million principal amount of 5.125% senior notes, which matured on May 27, 2021 and were issued on May 27, 2016, of which $44.0 million was redeemed through a cash tender offer by the Company on August 14, 2020

5.375% Senior Notes	The Company’s $450.0 million principal amount of 5.375% senior notes maturing on July 24, 2023 and issued on July 24, 2018

Adjusted Earnings	A non-GAAP financial measure used by the Company to evaluate financial performance, which primarily excludes (i) certain non-cash items and other expenses that generally do not involve the receipt or outlay of cash and do not dilute existing stockholders, and (ii) certain gains and charges that management believes do not best reflect the ordinary results of BGC

ADV	Average daily volume

Algomi	Algomi Limited, a wholly owned subsidiary of the Company, acquired on March 6, 2020

API	Application Programming Interface

April 2008 distribution rights shares	Cantor’s deferred stock distribution rights provided to current and former Cantor partners on April 1, 2008

Aqua	Aqua Securities L.P., an alternative electronic trading platform, which offers new pools of block liquidity to the global equities markets and is a 49%-owned equity method investment of the Company and 51% owned by Cantor

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

Audit Committee	Audit Committee of the Board

Besso	Besso Insurance Group Limited, formerly a wholly owned subsidiary of the Company, acquired on February 28, 2017. Sold to The Ardonagh Group on November 1, 2021 as part of the Insurance Business Disposition

BGC	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

BGC or our Class A common stock	BGC Partners Class A common stock, par value $0.01 per share

BGC or our Class B common stock	BGC Partners Class B common stock, par value $0.01 per share

BGC Credit Agreement	Agreement between the Company and Cantor, dated March 19, 2018, that provides for each party or its subsidiaries to borrow up to $250.0 million, as amended on August 6, 2018 to increase the facility to $400.0 million

BGC Financial or BGCF	BGC Financial, L.P.

BGC Global OpCo	BGC Global Holdings, L.P., an operating partnership, which is owned jointly by BGC and BGC Holdings and holds the non-U.S. businesses of BGC

BGC Group	BGC, BGC Holdings, and BGC U.S. OpCo, and their respective subsidiaries (other than, prior to the Spin-Off, the Newmark Group), collectively

TERM	DEFINITION

BGC Holdings	BGC Holdings, L.P., an entity owned by Cantor, Founding Partners, BGC employee partners and, after the Separation, Newmark employee partners

BGC Holdings Distribution	Pro-rata distribution, pursuant to the Separation and Distribution Agreement, by BGC Holdings to its partners of all of the exchangeable limited partnership interests of Newmark Holdings owned by BGC Holdings immediately prior to the distribution, completed on the Distribution Date

BGC OpCos	BGC U.S. OpCo and BGC Global OpCo, collectively

BGC Partners	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

BGC U.S. OpCo	BGC Partners, L.P., an operating partnership, which is owned jointly by BGC and BGC Holdings and holds the U.S. businesses of BGC

Board	Board of Directors of the Company

Brexit	Exit of the U.K. from the EU

Cantor	Cantor Fitzgerald, L.P. and, where applicable, its subsidiaries

Cantor group	Cantor and its subsidiaries other than BGC Partners; including Newmark

Cantor units	Limited partnership interests of BGC Holdings or Newmark Holdings held by the Cantor group, which units are exchangeable into shares of BGC Class A common stock or BGC Class B common stock, or Newmark Class A common stock or Newmark Class B common stock, as applicable

CCRE	Cantor Commercial Real Estate Company, L.P.

CECL	Current Expected Credit Losses

CEO Program	Controlled equity offering program

CF&Co	Cantor Fitzgerald & Co., a wholly owned broker-dealer subsidiary of Cantor

CFGM	CF Group Management, Inc., the general partner of Cantor

CFS	Cantor Fitzgerald Securities, a wholly owned broker-dealer subsidiary of Cantor

CFTC	Commodity Futures Trading Commission

Class B Issuance	Issuance by BGC of 10,323,366 and 712,907 shares of BGC Class B common stock to Cantor and CFGM, respectively, in exchange for an aggregate of 11,036,273 shares of BGC Class A common stock under the Exchange Agreement, completed on November 23, 2018

CLOB	Central Limit Order Book

CME	CME Group Inc., the company that acquired NEX in November 2018

Company	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

Company Debt Securities	The 5.125% Senior Notes, 5.375% Senior Notes, 3.750% Senior Notes, 4.375% Senior Notes and any future debt securities issued by the Company

Compensation Committee	Compensation Committee of the Board

Contribution Ratio	Equal to a BGC Holdings limited partnership interest multiplied by one, divided by 2.2 (or 0.4545)

Corant	Corant Global Limited, BGC's former Insurance brokerage business

Corporate Conversion	The Company's exploration of converting its umbrella partnership C corporation (Up-C) into a simpler corporate structure

TERM	DEFINITION
COVID-19	Coronavirus Disease 2019

CRD	Capital Requirements Directive

Credit Facility	A $150.0 million credit facility between the Company and an affiliate of Cantor entered into on April 21, 2017, which was terminated on March 19, 2018

DCM	Designated Contract Market

DCO	Derivatives Clearing Organization

Distribution Date	November 30, 2018, the date that BGC and BGC Holdings completed the Spin-Off and the BGC Holdings Distribution, respectively

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

ECB	European Central Bank

Ed Broking	Ed Broking Group Limited, formerly a wholly owned subsidiary of the Company, acquired on January 31, 2019 and sold to The Ardonagh Group on November 1, 2021 as part of the Insurance Business Disposition

EMIR	European Market Infrastructure Regulation

EPS	Earnings Per Share

Equity Plan	Seventh Amended and Restated Long Term Incentive Plan, approved by the Company’s stockholders at the annual meeting of stockholders on June 22, 2016

ESG	Environmental, social and governance, including sustainability or similar items

eSpeed	Various assets comprising the Fully Electronic portion of the Company’s former benchmark on-the-run U.S. Treasury brokerage, market data and co-location service businesses, sold to Nasdaq on June 28, 2013

EU	European Union

Exchange Act	Securities Exchange Act of 1934, as amended

Exchange Agreement	A letter agreement by and between BGC Partners and Cantor and CFGM, dated June 5, 2015, that grants Cantor and CFGM the right to exchange shares of BGC Class A common stock into shares of BGC Class B common stock on a one-to-one basis up to the limits described therein

Exchange Ratio	Ratio by which a Newmark Holdings limited partnership interest can be exchanged for shares of Newmark Class A or Class B common stock

FASB	Financial Accounting Standards Board

FCA	Financial Conduct Authority of the U.K.

FCM	Futures Commission Merchant

February 2012 distribution rights shares	Cantor’s deferred stock distribution rights provided to current and former Cantor partners on February 14, 2012

Fenics	BGC’s group of electronic brands, offering a number of market infrastructure and connectivity services, Fully Electronic marketplaces, and the Fully Electronic brokerage of certain products that also may trade via Voice and Hybrid execution, including market data and related information services, Fully Electronic brokerage, connectivity software, compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions; includes Fenics Growth Platforms and Fenics Markets

Fenics Growth Platforms	Consists of Fenics UST, Fenics GO, Lucera, Fenics FX and other newer standalone platforms

TERM	DEFINITION
Fenics Integrated	Represents Fenics businesses that utilize sufficient levels of technology such that significant amounts of their transactions can be, or are, executed without broker intervention and have expected pre-tax margins of at least 25%

Fenics Markets	Consists of the Fully Electronic portions of BGC’s brokerage businesses, data, software and post-trade revenues that are unrelated to Fenics Growth Platforms, as well as Fenics Integrated revenues

FINRA	Financial Industry Regulatory Authority

FMX	BGC's combined U.S. Treasury and Futures electronic marketplace

Founding Partners	Individuals who became limited partners of BGC Holdings in the mandatory redemption of interests in Cantor in connection with the 2008 separation and merger of Cantor’s BGC division with eSpeed, Inc. (provided that members of the Cantor group and Howard W. Lutnick (including any entity directly or indirectly controlled by Mr. Lutnick or any trust with respect to which he is a grantor, trustee or beneficiary) are not founding partners) and became limited partners of Newmark Holdings in the Separation

Founding/Working Partners	Holders of FPUs

FPUs	Founding/Working Partners units in BGC Holdings or Newmark Holdings that are generally redeemed upon termination of employment

Freedom	Freedom International Brokerage Company, a 45%-owned equity method investment of the Company

Fully Electronic	Broking transactions intermediated on a solely electronic basis rather than by Voice or Hybrid broking

Futures Exchange Group	CFLP CX Futures Exchange Holdings, LLC, CFLP CX Futures Exchange Holdings, L.P., CX Futures Exchange Holdings, LLC, CX Clearinghouse Holdings, LLC, CX Futures Exchange, L.P. and CX Clearinghouse, L.P.

FX	Foreign exchange

GDPR	General Data Protection Regulation

GFI	GFI Group Inc., a wholly owned subsidiary of the Company, acquired on January 12, 2016

GILTI	Global Intangible Low-Taxed Income

Ginga Petroleum	Ginga Petroleum (Singapore) Pte Ltd, a wholly owned subsidiary of the Company, acquired on March 12, 2019

GUI	Graphical User Interface

HDUs	LPUs with capital accounts, which are liability awards recorded in “Accrued compensation” in the Company’s consolidated statements of financial condition

Hybrid	Broking transactions executed by brokers and involving some element of Voice broking and electronic trading

ICAP	ICAP plc, a part of TP ICAP group, and a leading markets operator and provider of execution and information services

ICE	Intercontinental Exchange

Incentive Plan	The Company’s Second Amended and Restated Incentive Bonus Compensation Plan, approved by the Company’s stockholders at the annual meeting of stockholders on June 6, 2017

Insurance brokerage business	The insurance brokerage business of BGC, including Corant, Ed Broking, Besso, Piiq Risk Partners, Junge, Cooper Gay, Global Underwriting and Epsilon, which business was sold to The Ardonagh Group on November 1, 2021

TERM	DEFINITION
Insurance Business Disposition	The sale of the Insurance brokerage business for $534.9 million in gross cash proceeds after closing adjustments, subject to limited post-closing adjustments, completed on November 1, 2021

LCH	London Clearing House

Legacy BGC Holdings Units	BGC Holdings LPUs outstanding immediately prior to the Separation

Legacy Newmark Holdings Units	Newmark Holdings LPUs issued in connection with the Separation

LIBOR	London Interbank Offering Rate

LPUs	Certain limited partnership units in BGC Holdings or Newmark Holdings held by certain employees of BGC Partners or Newmark and other persons who have provided services to BGC Partners or Newmark, which units may include APSIs, APSUs, AREUs, ARPSUs, HDUs, U.K. LPUs, N Units, PLPUs, PPSIs, PPSUs, PSEs, PSIs, PSUs, REUs, and RPUs, along with future types of limited partnership units in BGC Holdings or Newmark Holdings

Lucera	A wholly owned subsidiary of the Company, also known as “LFI Holdings, LLC” or “LFI,” is a software defined network offering the trading community direct connectivity

March 2018 Sales Agreement	CEO sales agreement, by and between the Company and CF&Co, dated March 9, 2018, pursuant to which the Company could offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock, which agreement expired in September 2021

MEA	Middle East and Africa region

MiFID II	Markets in Financial Instruments Directive II, a legislative framework instituted by the EU to regulate financial markets and improve protections for investors by increasing transparency and standardizing regulatory disclosures

Mint Brokers	A wholly owned subsidiary of the Company, acquired on August 19, 2010, registered as an FCM with both the CFTC and the NFA

Nasdaq	Nasdaq, Inc., formerly known as NASDAQ OMX Group, Inc.

NDF	Non-deliverable forwards

Newmark	Newmark Group, Inc. (NASDAQ symbol: NMRK), a publicly traded and former majority-owned subsidiary of BGC until the Distribution Date, and, where applicable, its consolidated subsidiaries

Newmark Class A common stock	Newmark Class A common stock, par value $0.01 per share

Newmark Class B common stock	Newmark Class B common stock, par value $0.01 per share

Newmark Group	Newmark, Newmark Holdings, and Newmark OpCo and their respective subsidiaries, collectively

Newmark Holdings	Newmark Holdings, L.P.

Newmark IPO	Initial public offering of 23 million shares of Newmark Class A common stock by Newmark at a price of $14.00 per share in December 2017

Newmark OpCo	Newmark Partners, L.P., an operating partnership, which is owned jointly by Newmark and Newmark Holdings and holds the business of Newmark

NEX	NEX Group plc, an entity formed in December 2016, formerly known as ICAP

NFA	National Futures Association

Non-GAAP	A financial measure that differs from the most directly comparable measure calculated and presented in accordance with U.S. GAAP, such as Adjusted Earnings and Adjusted EBITDA

N Units	Non-distributing partnership units of BGC Holdings or Newmark Holdings that may not be allocated any item of profit or loss, and may not be made exchangeable into shares of Class A common stock, including NREUs, NPREUs, NLPUs, NPLPUs, NPSUs, and NPPSUs

TERM	DEFINITION
OCI	Other comprehensive income (loss), including gains and losses on cash flow and net investment hedges, unrealized gains and losses on available for sale securities (in periods prior to January 1, 2018), certain gains and losses relating to pension and other retirement benefit obligations and foreign currency translation adjustments

OTC	Over-the-Counter

OTF	Organized Trading Facility, a regulated execution venue category introduced by MiFID II

PCD assets	Purchased financial assets with deterioration in credit quality since origination

Period Cost Method	Treatment of taxes associated with the GILTI provision as a current period expense when incurred rather than recording deferred taxes for basis differences

Poten & Partners	Poten & Partners Group, Inc., a wholly owned subsidiary of the Company, acquired on November 15, 2018

Preferred Distribution	Allocation of net profits of BGC Holdings or Newmark Holdings to holders of Preferred Units, at a rate of either 0.6875% (i.e., 2.75% per calendar year) or such other amount as set forth in the award documentation

Preferred Units	Preferred partnership units in BGC Holdings or Newmark Holdings, such as PPSUs, which are settled for cash, rather than made exchangeable into shares of Class A common stock, are only entitled to a Preferred Distribution, and are not included in BGC’s or Newmark’s fully diluted share count

Real Estate L.P.	CF Real Estate Finance Holdings, L.P., a commercial real estate-related financial and investment business controlled and managed by Cantor, of which Newmark owns a minority interest

Record Date	Close of business on November 23, 2018, in connection with the Spin-Off

Repurchase Agreements	Securities sold under agreements to repurchase that are recorded at contractual amounts, including interest, and accounted for as collateralized financing transactions

Revolving Credit Agreement	The Company’s unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, dated as of November 28, 2018, that provides for a maximum revolving loan balance of $350.0 million, bearing interest at either LIBOR or a defined base rate plus additional margin, amended on December 11, 2019 to extend the maturity date to February 26, 2021 and further amended on February 26, 2020 to extend the maturity date to February 26, 2023. On March 10, 2022, the agreement was amended and restated to increase the size of the credit facility to $375 million, bearing interest at either SOFR or a defined base rate plus additional margin, and extend the maturity date to March 10, 2025

ROU	Right-of-Use

RSUs	BGC or Newmark unvested restricted stock units, payable in shares of BGC Class A common stock or Newmark Class A common stock, respectively, held by certain employees of BGC Partners or Newmark and other persons who have provided services to BGC Partners or Newmark, or issued in connection with certain acquisitions

Russia's Invasion of Ukraine	Russia's invasion of Ukraine, which led to imposed sanctions by the U.S., U.K., EU, and other countries on Russian counterparties

SaaS	Software as a Service

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

SEF	Swap Execution Facility

TERM	DEFINITION
Separation	Principal corporate transactions pursuant to the Separation and Distribution Agreement, by which BGC, BGC Holdings and BGC U.S. OpCo and their respective subsidiaries (other than the Newmark Group) transferred to Newmark, Newmark Holdings and Newmark OpCo and their respective subsidiaries the assets and liabilities of the BGC Group relating to BGC’s real estate services business, and related transactions, including the distribution of Newmark Holdings units to holders of units in BGC Holdings and the assumption and repayment of certain BGC indebtedness by Newmark

Separation and Distribution Agreement	Separation and Distribution Agreement, by and among the BGC Group, the Newmark Group, Cantor and BGC Global OpCo, originally entered into on December 13, 2017, as amended on November 8, 2018 and amended and restated on November 23, 2018

SOFR	Secured Overnight Financing Rate

SPAC	Special Purpose Acquisition Company

SPAC Investment Banking Activities	Aurel’s investment banking activities with respect to SPACs

Spin-Off	Pro-rata distribution, pursuant to the Separation and Distribution Agreement, by BGC to its stockholders of all the shares of common stock of Newmark owned by BGC Partners immediately prior to the Distribution Date, with shares of Newmark Class A common stock distributed to the holders of shares of BGC Class A common stock (including directors and executive officers of BGC Partners) of record on the Record Date, and shares of Newmark Class B common stock distributed to the holders of shares of BGC Class B common stock (Cantor and CFGM) of record on the Record Date, completed on the Distribution Date

Tax Act	Tax Cuts and Jobs Act enacted on December 22, 2017

TDRs	Troubled Debt Restructurings

The Ardonagh Group	The Ardonagh Group Limited; the U.K.'s largest independent insurance broker and purchaser of BGC's Insurance brokerage business completed on November 1, 2021

Tower Bridge	Tower Bridge International Services L.P., a subsidiary of the Company, which is 52%-owned by the Company and 48%-owned by Cantor

TP ICAP	TP ICAP plc, an entity formed in December 2016, formerly known as Tullett

Tradition	Compagnie Financière Tradition (which is majority owned by Viel & Cie)

Tullett	Tullett Prebon plc, a part of TP ICAP group and an interdealer broker, primarily operating as an intermediary in the wholesale financial and energy sectors

U.K.	United Kingdom

U.S. GAAP or GAAP	Generally Accepted Accounting Principles in the United States of America

UBT	Unincorporated Business Tax

VIE	Variable Interest Entity

Voice	Voice-only broking transactions executed by brokers over the telephone

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
Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:
•the impact of the COVID-19 pandemic, including possible successive waves or variants of the virus, on our operations;
•macroeconomic and other challenges and uncertainties resulting from the COVID-19 pandemic such as the distribution of effective vaccines, public acceptance of the vaccines, and governmental and public reactions thereto, the U.S. and global economies, financial markets and consumer and corporate clients and customers, including economic activity, employment levels, inflation, the Federal Reserve's responses thereto, increasing interest rates, supply chain issues and market liquidity, as well as the various actions taken in response to the challenges and uncertainties by governments, central banks and others, including us;
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
•our relationships and transactions with Cantor and its affiliates, including CF&Co, and CCRE, our structure, including BGC Holdings, which is owned by us, Cantor, our employee partners and other partners, and the BGC OpCos, which are owned jointly by us and BGC Holdings, the timing and impact of any possible changes to our structure, any related transactions, conflicts of interest or litigation, any impact of Cantor’s results on our credit ratings and associated outlooks, any loans to or from us or Cantor, BGC Holdings, or the BGC OpCos, including the balances and interest rates thereof from time to time and any convertible or equity features of any such loans, CF&Co’s acting as our sales agent or underwriter under our CEO program or other offerings, Cantor’s holdings of the Company’s Debt Securities, CF&Co’s acting as a market maker in the Company’s Debt Securities, CF&Co’s acting as our financial advisor in connection with potential acquisitions, dispositions, or other transactions, and our participation in various investments, stock loans or cash management vehicles placed by or recommended by CF&Co;
•the integration of acquired businesses with our other businesses;
•the rebranding of our current businesses or risks related to any potential dispositions of all or any portion of our existing or acquired businesses;
•market volatility as a result of the effects of COVID-19, which may not be sustainable or predictable in future periods;
•economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including the impact of COVID-19 on the global markets and governmental responses, and restrictions on business and commercial activity, uncertainty regarding the nature, timing and consequences of Brexit following the withdrawal process, including potential reduction in investment in the U.K., and the pursuit of trade, border control or other related policies by the U.S. and/or other countries (including U.S.- China trade relations), political and labor unrest in France, Hong Kong, China and other jurisdictions, conflict in the Middle East, Russia, Ukraine or other jurisdictions, the impact of U.S. government shutdowns, elections, political unrest or stalemates in response to governmental mandates and other restrictions related to COVID-19 in the U.S. or abroad, and the impact of terrorist acts, acts of war or other violence or political unrest, as well as natural disasters or weather-related or similar events, including hurricanes as well as power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services and the impacts of pandemics and other international health emergencies;
•risks inherent in doing business in international markets, and any failure to identify and manage those risks, as well as the impact of Russia's Invasion of Ukraine and sanctions imposed by governments and related counter-sanctions, including any related reserves;
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
•the effect on our businesses of any extraordinary transactions, including the possible restructuring of our partnership into a corporate structure, and the timing and terms of any such transaction, including potential dilution and other impacts;
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
•our ability to enter new markets or develop new products, offerings, trading desks, marketplaces, or services for existing or new clients, including our ability to expand our cryptocurrency offerings, including the launch of additional cryptocurrency and digital asset trading offerings in 2022, the risks inherent in operating our cryptocurrency business and in safekeeping cryptocurrency assets, and efforts to convert certain existing products to a Fully Electronic trade execution, and to induce such clients to use these products, trading desks, marketplaces, or services and to secure and maintain market share, including changes to the likelihood or timing of such efforts due to COVID-19 or other measures;
•the impact of any restructuring or similar transactions on our ability to enter into marketing and strategic alliances and business combinations or other transactions in the financial services and other industries, including acquisitions, tender offers, dispositions, reorganizations, partnering opportunities and joint ventures, the failure to realize the anticipated benefits of any such transactions, relationships or growth, and the future impact of any such transactions, relationships or growth on our other businesses and our financial results for current or future periods, the integration of any completed acquisitions and the use of proceeds of any completed dispositions, and the value of and any hedging entered into in connection with consideration received or to be received in connection with such dispositions and any transfers thereof;
•our estimates or determinations of potential value with respect to various assets or portions of our businesses, such as Fenics, including with respect to the accuracy of the assumptions or the valuation models or multiples used;
•our ability to manage turnover and hire and retain personnel, including brokers, salespeople, managers, technology professionals and other front-office personnel, back-office and support services, and departures of senior personnel;
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except per share data)
(unaudited)

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$509,206	$553,598
Cash segregated under regulatory requirements	14,380	13,201
Securities owned	37,513	40,838
Marketable securities	402	406
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	2,379,937	782,446
Accrued commissions and other receivables, net	341,658	296,423
Loans, forgivable loans and other receivables from employees and partners, net	296,185	286,967
Fixed assets, net	186,456	190,112
Investments	36,108	33,039
Goodwill	487,751	486,919
Other intangible assets, net	204,110	207,747
Receivables from related parties	6,398	5,237
Other assets	441,178	445,233
Total assets	$4,941,282	$3,342,166
Liabilities, Redeemable Partnership Interest, and Equity
Short-term borrowings	$4,221	$3,584
Repurchase agreements	7,511	—
Accrued compensation	203,156	214,379
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	2,205,427	656,278
Payables to related parties	77,898	53,764
Accounts payable, accrued and other liabilities	637,678	679,254
Notes payable and other borrowings	1,051,941	1,052,831
Total liabilities	4,187,832	2,660,090
Commitments, contingencies and guarantees (Note 20)
Redeemable partnership interest	17,786	18,761
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 750,000 shares authorized; 445,486 and 435,944 shares issued at March 31, 2022 and December 31, 2021, respectively; and 326,563 and 317,023 shares outstanding at March 31, 2022 and December 31, 2021, respectively	4,455	4,359
Class B common stock, par value $0.01 per share; 150,000 shares authorized; 45,884 shares issued and outstanding at each of March 31, 2022 and December 31, 2021, convertible into Class A common stock	459	459
Additional paid-in capital	2,481,408	2,451,135
Treasury stock, at cost: 118,923 and 118,921 shares of Class A common stock at March 31, 2022 and December 31, 2021, respectively	(623,734)	(623,734)
Retained deficit	(1,149,657)	(1,171,919)
Accumulated other comprehensive income (loss)	(37,123)	(40,548)
Total stockholders’ equity	675,808	619,752
Noncontrolling interest in subsidiaries	59,856	43,563
Total equity	735,664	663,315
Total liabilities, redeemable partnership interest, and equity	$4,941,282	$3,342,166
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Commissions	$356,664	$435,220
Principal transactions	115,601	98,763
Fees from related parties	3,317	3,785
Data, software and post-trade	24,127	21,986
Interest and dividend income	2,435	3,038
Other revenues	4,320	4,784
Total revenues	506,464	567,576
Expenses:
Compensation and employee benefits	257,268	308,343
Equity-based compensation and allocations of net income to limited partnership units and FPUs	57,876	33,495
Total compensation and employee benefits	315,144	341,838
Occupancy and equipment	38,663	48,390
Fees to related parties	5,725	5,382
Professional and consulting fees	15,631	16,206
Communications	27,891	29,810
Selling and promotion	10,938	7,488
Commissions and floor brokerage	17,343	17,929
Interest expense	14,303	17,853
Other expenses	17,775	16,037
Total expenses	463,413	500,933
Other income (losses), net:
Gains (losses) on equity method investments	2,803	1,466
Other income (loss)	(496)	5,406
Total other income (losses), net	2,307	6,872
Income (loss) from operations before income taxes	45,358	73,515
Provision (benefit) for income taxes	14,657	14,939
Consolidated net income (loss)	$30,701	$58,576
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	4,729	15,860
Net income (loss) available to common stockholders	$25,972	$42,716
Per share data:
Basic earnings (loss) per share
Net income (loss) available to common stockholders	$25,972	$42,716
Basic earnings (loss) per share	$0.07	$0.11
Basic weighted-average shares of common stock outstanding	368,323	374,318
Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$33,638	$61,703
Fully diluted earnings (loss) per share	$0.07	$0.11
Fully diluted weighted-average shares of common stock outstanding	502,877	557,068
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Consolidated net income (loss)	$30,701	$58,576
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,795	(4,036)
Benefit plans	—	82
Total other comprehensive income (loss), net of tax	3,795	(3,954)
Comprehensive income (loss)	34,496	54,622
Less: Comprehensive income (loss) attributable to noncontrolling interest in subsidiaries, net of tax	5,099	15,260
Comprehensive income (loss) attributable to common stockholders	$29,397	$39,362
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$30,701	$58,576
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Fixed asset depreciation and intangible asset amortization	18,399	21,871
Employee loan amortization and reserves on employee loans	9,894	15,561
Equity-based compensation and allocations of net income to limited partnership units and FPUs	57,876	33,495
Deferred compensation expense	30	128
Losses (gains) on equity method investments	(2,803)	(1,532)
Realized losses (gains) on marketable securities	—	11
Unrealized losses (gains) on marketable securities	4	—
Loss (gains) on other investments	(140)	—
Amortization of discount (premium) on notes payable	700	981
Impairment of fixed assets, intangible assets and investments	2,120	2,009
Deferred tax provision (benefit)	1,509	(350)
Change in estimated acquisition earn-out payables	224	1,102
Other	780	(1,052)
Consolidated net income (loss), adjusted for non-cash and non-operating items	119,294	130,800
Decrease (increase) in operating assets:
Securities owned	5,041	(955)
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(1,592,749)	(1,518,927)
Accrued commissions receivable, net	(45,382)	(115,045)
Loans, forgivable loans and other receivables from employees and partners, net	(16,600)	(31,201)
Receivables from related parties	(2,174)	3,829
Other assets	(5,292)	(2,664)
Increase (decrease) in operating liabilities:
Repurchase agreements	7,511	94
Accrued compensation	(8,364)	(15,875)
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	1,546,421	1,497,233
Payables to related parties	23,952	11,632
Accounts payable, accrued and other liabilities	(41,541)	85,295
Net cash provided by (used in) operating activities	$(9,883)	$44,216

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(1,030)	$(1,707)
Capitalization of software development costs	(11,042)	(11,157)
Purchase of equity method investments	(343)	(355)
Proceeds from equity method investments	77	77
Net cash provided by (used in) investing activities	$(12,338)	$(13,142)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt and collateralized borrowings	$(1,584)	$(3,524)
Issuance of long-term debt and collateralized borrowings, net of deferred issuance costs	(6)	(97)
Earnings distributions to limited partnership interests and other noncontrolling interests	(6,868)	(19,773)
Redemption and repurchase of limited partnership interests	(11,794)	(21,017)
Dividends to stockholders	(3,710)	(3,774)
Repurchase of Class A common stock	—	(4,397)
Proceeds from sale of Cantor Units in BGC Holdings	—	5,145
Payments on acquisition earn-outs	—	(837)
Net cash provided by (used in) financing activities	$(23,962)	$(48,274)
Effect of exchange rate changes on Cash and cash equivalents and Cash segregated under regulatory requirements	2,970	(1,556)
Net increase (decrease) in Cash and cash equivalents, and Cash segregated under regulatory requirements	(43,213)	(18,756)
Cash and cash equivalents and Cash segregated under regulatory requirements at beginning of period	566,799	853,406
Cash and cash equivalents and Cash segregated under regulatory requirements at end of period	$523,586	$834,650
Supplemental cash information:
Cash paid during the period for taxes	$4,353	$1,201
Cash paid during the period for interest	13,283	13,339
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$14,809	$39,137
Issuance of Class A and contingent Class A common stock and limited partnership interests for acquisitions	1,976	25
ROU assets and liabilities	1,686	—
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2022
(in thousands, except share amounts)
(unaudited)

	BGC Partners, Inc. Stockholders						Noncontrolling Interest in Subsidiaries	Total
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2022	$4,359	$459	$2,451,135	$(623,734)	$(1,171,919)	$(40,548)	$43,563	$663,315
Consolidated net income (loss)	—	—	—	—	25,972	—	4,729	30,701
Other comprehensive income (loss), net of tax	—	—	—	—	—	3,425	370	3,795
Equity-based compensation,1,981,088 shares	20	—	4,773	—	—	—	1,506	6,299
Dividends to common stockholders	—	—	—	—	(3,710)	—	—	(3,710)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	1,577	1,577
Grant of exchangeability and redemption of limited partnership interests, issuance of 6,643,090 shares	67	—	22,533	—	—	—	7,447	30,047
Issuance of Class A common stock (net of costs), 4,956 shares	—	—	148	—	—	—	4	152
Redemption of FPUs, 29,388 units	—	—	—	—	—	—	(84)	(84)
Contributions of capital to and from Cantor for equity-based compensation	—	—	1,392	—	—	—	438	1,830
Grant of exchangeability, redemption of limited partnership interests and issuance of Class A common stock and RSUs for acquisitions, 911,677 shares	9	—	1,661	—	—	—	306	1,976
Other	—	—	(234)	—	—	—	—	(234)
Balance, March 31, 2022	$4,455	$459	$2,481,408	$(623,734)	$(1,149,657)	$(37,123)	$59,856	$735,664

	For the three months ended March 31,
	2022	2021
Dividends declared per share of common stock	$0.01	$0.01
Dividends declared and paid per share of common stock	$0.01	$0.01
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2021
(in thousands, except share amounts)
(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2021	$3,735	$459	$2,375,113	$(315,313)	$(1,280,828)	$(28,930)	$57,061	$811,297
Consolidated net income (loss)	—	—	—	—	42,716	—	15,860	58,576
Other comprehensive income (loss), net of tax	—	—	—	—	—	(3,354)	(600)	(3,954)
Equity-based compensation, 1,367,094 shares	14	—	2,842	—	—	—	1,316	4,172
Dividends to common stockholders	—	—	—	—	(3,774)	—	—	(3,774)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(6,447)	(6,447)
Grant of exchangeability and redemption of limited partnership interests, issuance of 10,430,945 shares	104	—	6,004	—	—	—	4,728	10,836
Issuance of Class A common stock (net of costs), 262,373 shares	3	—	536	—	—	—	4	543
Redemption of FPUs, 617,208 units	—	—	—	—	—	—	(19)	(19)
Repurchase of Class A common stock, 964,471 shares	—	—	—	(3,551)	—	—	(846)	(4,397)
Contributions of capital to and from Cantor for equity-based compensation	—	—	603	—	—	—	278	881
Grant of exchangeability, redemption of limited partnership interests and issuance of Class A common stock and RSUs for acquisitions, 250,575 shares	2	—	1,217	—	—	—	(1,194)	25
Cantor purchase of Cantor units from BGC Holdings upon redemption of FPUs, 2,768,060 units	—	—	—	—	—	—	5,145	5,145
Other	—	—	760	—	—	—	169	929
Balance, March 31, 2021	$3,858	$459	$2,387,075	$(318,864)	$(1,241,886)	$(32,284)	$75,455	$873,813

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.    Organization and Basis of Presentation
Business Overview
BGC Partners, Inc. is a leading global financial brokerage and technology company servicing the global financial markets. Through brands including BGC®, Fenics®, GFI®, Sunrise Brokers™, Poten & Partners®, and RP Martin™, among others, the Company specializes in the brokerage of a broad range of products, including fixed income such as government bonds, corporate bonds, and other debt instruments, as well as related interest rate derivatives and credit derivatives. Additionally, the Company provides brokerage products across FX, Equities, Energy and Commodities, Shipping, and Futures and Options. The Company is also developing new and comprehensive cryptocurrency brokerage offerings. The Company’s businesses also provide a wide variety of services, including trade execution, connectivity solutions, brokerage services, clearing, trade compression and other post-trade services, information, and other back-office services to a broad assortment of financial and non-financial institutions.
BGC Partners’ integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use Voice, Hybrid, or in many markets, Fully Electronic brokerage services in connection with transactions executed either OTC or through an exchange. Through the Company’s Fenics® group of electronic brands, BGC Partners offers a number of market infrastructure and connectivity services, Fully Electronic marketplaces, and the Fully Electronic brokerage of certain products that also may trade via Voice and Hybrid execution. The full suite of Fenics® offerings includes Fully Electronic and Hybrid brokerage, market data and related information services, trade compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions. Fenics® brands also operate under the names Fenics®, FMX™, Fenics Markets Xchange™, Fenics Futures Exchange™, Fenics UST™, Fenics FX™, Fenics Direct™, Fenics MID™, Fenics Market Data™, Fenics GO™, Fenics PortfolioMatch™, kACE2®, and Lucera®.
BGC, BGC Partners, BGC Trader, GFI, GFI Ginga, CreditMatch, Fenics, Fenics.com, FMX, Sunrise Brokers, Poten & Partners, RP Martin, kACE2, Capitalab, Swaptioniser, CBID, Aqua, and Lucera are trademarks/service marks, and/or registered trademarks/service marks of BGC Partners, Inc. and/or its affiliates.
The Company’s customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, and investment firms. BGC Partners has dozens of offices globally in major markets including New York and London, as well as in Bahrain, Beijing, Bermuda, Bogotá, Brisbane, Buenos Aires, Chicago, Copenhagen, Dubai, Dublin, Frankfurt, Geneva, Hong Kong, Houston, Istanbul, Johannesburg, Madrid, Melbourne, Mexico City, Miami, Milan, Monaco, Nyon, Paris, Rio de Janeiro, Santiago, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tel Aviv, Tokyo, Toronto, and Zurich.
Basis of Presentation
The Company’s unaudited Condensed Consolidated Financial Statements and Notes to the unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC and in conformity with U.S. GAAP. Accordingly, they do not include all information and footnotes required by U.S. GAAP for annual financial statements, as such, the information in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The Company’s unaudited Condensed Consolidated Financial Statements include the Company’s accounts and all subsidiaries in which the Company has a controlling interest. Intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.
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
The Futures Exchange Group acquisition has been determined to be a combination of entities under common control that resulted in a change in the reporting entity. Accordingly, the financial results of the Company have been recast to include the financial results of the Futures Exchange Group in the current and prior periods as if the Futures Exchange Group had always been consolidated. The assets and liabilities of the Futures Exchange Group have been recorded in the Company's unaudited Condensed Consolidated Statements of Financial Condition at the seller's historical carrying value. The purchase of the Futures Exchange Group was accounted for as an equity transaction for the period ended September 30, 2021 (the period in which the transaction occurred).
The following table summarizes the impact of the Futures Exchange Group acquisition to the Company's unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 (in thousands, except per share amounts):

	Three Months Ended March 31, 2021
	As Previously Reported	Retrospective Adjustments	As Adjusted
Income (loss) from operations before income taxes	$74,064	$(549)	$73,515
Consolidated net income (loss)	59,125	(549)	58,576
Net income (loss) attributable to noncontrolling interest in subsidiaries	16,034	(174)	15,860
Net income (loss) available to common stockholders	43,091	(375)	42,716
Basic earnings (loss) per share	0.12	(0.01)	0.11
Diluted earnings (loss) per share	0.11	—	0.11
Additionally, the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), unaudited Condensed Consolidated Statements of Cash Flows and unaudited Condensed Consolidated Statements of Changes in Equity have been adjusted to reflect these retrospective adjustments.
During the three months ended March 31, 2022, the Company changed the name of the brokerage product line formerly labeled as “Equity derivatives and cash equity” to “Equities” to better align the caption with the underlying activity. The change did not result in any reclassification of revenues and had no impact on the Company’s Total brokerage revenues.
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
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The standard is expected to reduce complexity and improve comparability of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The ASU also enhances information transparency by making targeted improvements to the related disclosures guidance. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. BGC adopted the standard on the required effective date beginning January 1, 2022, and it was applied using a modified retrospective method of transition. The adoption of this guidance did not have a material impact on the Company’s unaudited Condensed Consolidated Financial Statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, and borrowings) necessitated by reference rate reform as entities transition away from LIBOR and other interbank offered rates to alternative reference rates. This ASU also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. Application of the guidance is optional and only available in certain situations. The ASU is effective upon issuance and generally can be applied through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this standard are elective and principally apply to entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform (referred to as the “discounting transition”). The standard expands the scope of ASC 848, Reference Rate Reform and allows entities to elect optional expedients to derivative contracts impacted by the discounting transition. Similar to ASU No. 2020-04, provisions of this ASU are effective upon issuance and generally can be applied through December 31, 2022. During the three months ended March 31, 2022, the Company elected to apply the practical expedients to modifications of qualifying contracts as continuation of the existing contract rather than as a new contract. The adoption of the new guidance did not have an impact on the Company’s unaudited condensed consolidated financial statements. Management will continue to evaluate the impacts of reference rate reform through December 31, 2022.
New Accounting Pronouncements
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
In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The guidance is intended to improve the decision usefulness of information provided to investors about certain loan refinancings, restructurings, and write-offs. The standard eliminates the recognition and measurement guidance on TDRs for creditors that have adopted ASC 326, Financial Instruments — Credit Losses and requires them to make enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. The new guidance also requires public business entities to present current-period gross write-offs (on a current year-to-date basis for interim-period disclosures) by year of origination in their vintage disclosures. The new standard will become effective for the Company beginning January 1, 2023. The guidance for recognition and measurement of TDRs can be applied using either a prospective or modified retrospective transition method, and the amendments related to disclosures can be applied prospectively. Early adoption is permitted, and an entity may elect to early adopt the amendments related to TDRs separately from the amendments related to vintage disclosures. Management is currently evaluating the impact of the new standard on the Company’s unaudited Condensed Consolidated Financial Statements.
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
As a result of the Separation, limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time who held a BGC Holdings limited partnership interest received a corresponding Newmark Holdings limited partnership interest, determined by the Contribution Ratio, which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2, divided by the Exchange Ratio. Initially, the Exchange Ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the Exchange Ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. The Exchange Ratio as of March 31, 2022 equaled 0.9435.
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
3.    Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, see Note 3—“Summary of Significant Accounting Policies,” in its consolidated financial statements included in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2021. During the three months ended March 31, 2022, there were no significant changes made to the Company’s significant accounting policies.
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
Total Consideration
The total consideration for acquisitions for the year ended December 31, 2021 was $4.9 million in in cash, plus the cash held at closing, to Cantor for the Futures Exchange Group acquisition, and an earn-out payable out of the Company's portion of the profits of the Futures Exchange Group, capped at the amount Cantor contributed to the Futures Exchange Group prior to closing.
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
5.     Divestitures
On November 1, 2021, the Company successfully completed the Insurance Business Disposition and, after closing adjustments, received $534.9 million in gross cash proceeds, subject to limited post-closing adjustments. As a result of this sale, the Company recognized a $312.9 million gain, net of banking fees and compensation expenses, which was included in "Gains (losses) on divestitures and sale of investments" in the Company's consolidated statements of operations for the year ended December 31, 2021. CF&Co served as advisor to the Company in connection with the transaction, and as a result, the banking fees included $4.4 million paid to Cantor upon closing of the transaction.

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
Basic Earnings Per Share:
The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Basic earnings (loss) per share:
Net income (loss) available to common stockholders	$25,972	$42,716
Basic weighted-average shares of common stock outstanding	368,323	374,318
Basic earnings (loss) per share	$0.07	$0.11
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
The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Fully diluted earnings (loss) per share
Net income (loss) available to common stockholders	$25,972	$42,716
Allocations of net income (loss) to limited partnership interests, net of tax	7,666	18,987
Net income (loss) for fully diluted shares	$33,638	$61,703
Weighted-average shares:
Common stock outstanding	368,323	374,318
Partnership units¹	129,680	178,116
RSUs (Treasury stock method)	3,681	3,413
Other	1,193	1,221
Fully diluted weighted-average shares of common stock outstanding	502,877	557,068
Fully diluted earnings (loss) per share	$0.07	$0.11
____________________________
1Partnership units collectively include FPUs, LPUs, and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for more information).
For the three months ended March 31, 2022 and 2021, 0.1 million and 0.1 million of potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for both the three months ended March 31, 2022 and 2021, comprised RSUs.
As of March 31, 2022 and 2021, approximately 36.4 million and 34.3 million shares, respectively, of contingent shares of BGC Class A common stock, N units, RSUs, and LPUs were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the respective periods.
7.    Stock Transactions and Unit Redemptions
Class A Common Stock
Changes in shares of BGC Class A common stock outstanding were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Shares outstanding at beginning of period	317,023	323,018
Share issuances:
Redemptions/exchanges of limited partnership interests¹	6,643	10,431
Vesting of RSUs	1,982	1,367
Acquisitions	912	251
Other issuances of BGC Class A common stock	3	262
Treasury stock repurchases	—	(965)
Shares outstanding at end of period	326,563	334,364
____________________________
1Included in redemptions/exchanges of limited partnership interests for the three months ended March 31, 2022 and 2021 are 3.3 million shares of BGC Class A common stock granted in connection with the cancellation of 3.3 million LPUs, and 1.6 million shares of BGC Class A common stock granted in connection with the cancellation of 1.7 million LPUs, respectively. Because LPUs are included in the Company’s fully diluted share count, if dilutive, redemptions/exchanges in connection with the issuance of BGC Class A common stock would not impact the fully diluted number of shares outstanding.
Class B Common Stock
The Company did not issue any shares of BGC Class B common stock during the three months ended March 31, 2022 and 2021. As of March 31, 2022 and December 31, 2021, there were 45.9 million shares of BGC Class B common stock outstanding.
CEO Program

On March 9, 2018, the Company filed a CEO program shelf registration statement on Form S-3 (the "March 2018 Form S-3") and entered into the March 2018 Sales Agreement, pursuant to which the Company could offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock under the CEO Program. Proceeds from shares of BGC Class A common stock sold under the March 2018 Sales Agreement could be used for the repurchase of shares and the redemptions of limited partnership interests in BGC Holdings, as well as for general corporate purposes, including acquisitions and the repayment of debt. CF&Co is a wholly-owned subsidiary of Cantor and an affiliate of the Company. Under the March 2018 Sales Agreement, the Company agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. The March 2018 Form S-3 and the March 2018 Sales Agreement expired in September 2021. As of the date of expiration, the Company had sold 17.6 million shares of BGC Class A common stock (or $210.8 million) under the March 2018 Sales Agreement. For additional information on the Company’s CEO Program sales agreements, see Note 14—“Related Party Transactions.” On March 8, 2021, the Company filed a replacement CEO Program shelf registration statement on Form S-3, which has not yet been declared effective, with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock from time to time on a delayed or continuous basis.
Unit Redemptions and Share Repurchase Program
The Company’s Board and Audit Committee have authorized repurchases of BGC Class A common stock and redemptions of limited partnership interests or other equity interests in the Company’s subsidiaries. On August 3, 2021, the Company's Board and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of March 31, 2022, the Company had $191.6 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units.
The table below represents the units redeemed and/or shares repurchased for cash and does not include units redeemed/cancelled in connection with the grant of shares of BGC Class A common stock nor the limited partnership interests exchanged for shares of BGC Class A common stock. The gross unit redemptions and share repurchases of BGC Class A common stock during the three months ended March 31, 2022 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted-Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Program
Redemptions[1]
January 1, 2022—March 31, 2022	43	$4.01
Repurchases[2]
January 1, 2022—March 31, 2022	—	$—
Total Redemptions and Repurchases	43	$4.01	$191,635
____________________________
1During the three months ended March 31, 2022, the Company redeemed 14 thousand LPUs at an aggregate redemption price of $59 thousand for a weighted-average price of $4.30 per unit. During the three months ended March 31, 2022, the Company redeemed 29 thousand FPUs at an aggregate redemption price of $114 thousand for a weighted-average price of $3.88 per unit. During the three months ended March 31, 2021, the Company redeemed 14 thousand LPUs at an aggregate redemption price of $61 thousand for a weighted-average price of $4.36 per unit. During the three months ended March 31, 2021, the Company redeemed 6 thousand FPUs at an aggregate redemption price of $28 thousand for an average price of $4.48 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 3.3 million and 1.6 million shares of BGC Class A common stock during the three months ended March 31, 2022 and 2021, respectively, nor the limited partnership interests exchanged for 3.8 million and 9.1 million shares of BGC Class A common stock during the three months ended March 31, 2022 and 2021, respectively.
2The Company did not repurchase any shares of BGC Class A common stock during the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company repurchased 1.0 million shares of BGC Class A common stock at an aggregate price of $4.4 million for a weighted-average price of $4.56 per share.
Redeemable Partnership Interest
The changes in the carrying amount of FPUs were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$18,761	$20,674
Consolidated net income allocated to FPUs	468	520
Earnings distributions	(1,074)	—
FPUs exchanged	(339)	(256)
FPUs redeemed	(30)	(949)
Balance at end of period	$17,786	$19,989

8.    Securities Owned
Securities owned primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total Securities owned were $37.5 million and $40.8 million as of March 31, 2022 and December 31, 2021, respectively. For additional information, see Note 13—“Fair Value of Financial Assets and Liabilities.”
9.    Collateralized Transactions
Repurchase Agreements
Securities sold under Repurchase Agreements are accounted for as collateralized financing transactions and are recorded at the contractual amount for which the securities will be repurchased, including accrued interest. As of March 31, 2022, the Company facilitated $7.5 million of Repurchase Agreements for the purpose of financing fails. U.S. Treasury or other fixed income securities were provided to Cantor as collateral for the fair value of the Repurchase Agreements. These Repurchase Agreements had a maturity date of April 1, 2022. As of December 31, 2021, the Company had not facilitated any Repurchase Agreements for the purpose of financing fails.
10.    Marketable Securities
Marketable securities consist of the Company’s ownership of equity securities carried at fair value in accordance with ASU 2016-01. The securities had a fair value of $0.4 million as of both March 31, 2022 and December 31, 2021.
These marketable securities are measured at fair value, with any changes in fair value recognized in earnings and included in “Other income (loss)” in the Company’s unaudited Condensed Consolidated Statements of Operations. The Company recognized unrealized net losses of $4 thousand and $11 thousand for the three months ended March 31, 2022 and 2021, respectively, related to the mark-to-market adjustments on shares and any related hedging transactions, when applicable.
During the three months ended March 31, 2022 and 2021, the Company did not sell any marketable securities. The Company did not purchase any marketable securities during the three months ended March 31, 2022 and 2021.
11.    Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers
Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts (see Note 12

—“Derivatives”). As of March 31, 2022 and December 31, 2021, Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers[1]:
Contract values of fails to deliver	$2,200,766	$640,696
Receivables from clearing organizations	143,572	118,979
Other receivables from broker-dealers and customers	21,777	14,386
Net pending trades	9,002	5,506
Open derivative contracts	4,820	2,879
Total	$2,379,937	$782,446
Payables to broker-dealers, clearing organizations, customers and related broker-dealers[1]:
Contract values of fails to receive	$2,083,081	$617,018
Payables to clearing organizations	99,632	22,679
Other payables to broker-dealers and customers	15,582	13,732
Open derivative contracts	7,132	2,849
Total	$2,205,427	$656,278
____________________________
1Includes receivables and payables with Cantor. See Note 14—“Related Party Transactions” for additional information.
Substantially all open fails to deliver, open fails to receive and pending trade transactions as of March 31, 2022 have subsequently settled at the contracted amounts.
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
The fair value of derivative contracts, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	March 31, 2022			December 31, 2021
Derivative contract	Assets	Liabilities	Notional Amounts[1]	Assets	Liabilities	Notional Amounts[1]
Forwards	$476	$525	$591,618	$392	$419	$207,966
FX swaps	4,344	5,813	1,276,929	2,487	1,490	571,280
Futures	—	794	5,819,331	—	940	3,914,813
Total	$4,820	$7,132	$7,687,878	$2,879	$2,849	$4,694,059
____________________________

1Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of the Company’s derivative activity, and do not represent anticipated losses.
Certain of the Company’s FX swaps are with Cantor. See Note 14—“Related Party Transactions,” for additional information related to these transactions.
The replacement costs of contracts in a gain position were $4.8 million and $2.9 million, as of March 31, 2022 and December 31, 2021, respectively.
The following tables present information about the offsetting of derivative instruments (in thousands):

	March 31, 2022
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition[1]
Assets
Forwards	$595	$(119)	$476
FX swaps	4,584	(240)	4,344
Futures	115,645	(115,645)	—
Total derivative assets	$120,824	$(116,004)	$4,820
Liabilities
FX swaps	$6,053	$(240)	$5,813
Forwards	644	(119)	525
Futures	116,439	(115,645)	794
Total derivative liabilities	$123,136	$(116,004)	$7,132

	December 31, 2021
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition[1]
Assets
Forwards	$452	$(60)	$392
FX swaps	3,025	(538)	2,487
Futures	70,497	(70,497)	—
Total derivative assets	$73,974	$(71,095)	$2,879
Liabilities
FX swaps	$2,028	$(538)	$1,490
Forwards	479	(60)	419
Futures	71,437	(70,497)	940
Total derivative liabilities	$73,944	$(71,095)	$2,849
____________________________
1There were no additional balances in gross amounts not offset as of March 31, 2022 and December 31, 2021.
The change in fair value of derivative contracts is reported as part of “Principal transactions” in the Company’s unaudited Condensed Consolidated Statements of Operations. The change in fair value of equity options related to marketable securities is included as part of “Other income (loss)” in the Company’s unaudited Condensed Consolidated Statements of Operations.
The table below summarizes gains and (losses) on derivative contracts (in thousands):

	Three Months Ended March 31,
Derivative contract	2022	2021
Futures	$4,409	$3,834
FX swaps	329	(2)
FX/commodities options	100	86
Forwards	—	35
Gains	$4,838	$3,953

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
The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	Assets at Fair Value at March 31, 2022
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Marketable securities	$402	$—	$—	$—	$402
Securities owned—Government debt	33,831	—	—	—	33,831
Securities owned—Equities	685	—	—	—	685
Securities owned—Corporate bonds	—	2,997	—	—	2,997
Forwards	—	595	—	(119)	476
FX swaps	—	4,584	—	(240)	4,344
Futures	—	115,645	—	(115,645)	—
Total	$34,918	$123,821	$—	$(116,004)	$42,735

	Liabilities at Fair Value at March 31, 2022
	Level 1	Level 2	Level 3	Netting and Collateral	Total
FX swaps	$—	$6,053	$—	$(240)	$5,813
Forwards	—	644	—	(119)	525
Futures	—	116,439	—	(115,645)	794
Contingent consideration	—	—	27,854	—	27,854
Total	$—	$123,136	$27,854	$(116,004)	$34,986

	Assets at Fair Value at December 31, 2021
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Marketable securities	$406	$—	$—	$—	$406
Securities owned—Government debt	40,602	—	—	—	40,602
Securities owned—Equities	235	—	—	—	235
Securities owned—Corporate bonds	—	1	—	—	1
Forwards	—	452	—	(60)	392
FX swaps	—	3,025	—	(538)	2,487
Futures	—	70,497	—	(70,497)	—
Total	$41,243	$73,975	$—	$(71,095)	$44,123

	Liabilities at Fair Value at December 31, 2021
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Futures	$—	$71,437	$—	$(70,497)	$940
FX swaps	—	2,028	—	(538)	1,490
Forwards	—	479	—	(60)	419
Contingent consideration	—	—	29,756	—	29,756
Total	$—	$73,944	$29,756	$(71,095)	$32,605
Level 3 Financial Liabilities
Changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2022 were as follows (in thousands):

							Unrealized (gains) losses for the period included in:
	Opening Balance at January 1, 2022	Total realized and unrealized (gains) losses included in Net income (loss)¹	Unrealized (gains) losses included in Other comprehensive income (loss)²	Purchases/ Issuances	Sales/ Settlements	Closing Balance at March 31, 2022	Net income (loss) on Level 3 Assets / Liabilities Outstanding at March 31, 2022	Other comprehensive income (loss) on Level 3 Assets / Liabilities Outstanding at March 31, 2022
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$29,756	$224	$—	$—	$(2,126)	$27,854	$224	$—
____________________________
1Realized and unrealized gains (losses) are reported in “Other expenses” and “Other income (loss),” as applicable, in the Company’s unaudited Condensed Consolidated Statements of Operations.
2Unrealized gains (losses) are reported in “Foreign currency translation adjustments,” in the Company’s unaudited Condensed Consolidated Statements of Comprehensive Income (Loss).

Changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2021 were as follows (in thousands):

							Unrealized (gains) losses for the period included in:
	Opening Balance at January 1, 2021	Total realized and unrealized (gains) losses included in Net income (loss)¹	Unrealized (gains) losses included in Other comprehensive income (loss)²	Purchases/ Issuances	Sales/ Settlements	Closing Balance at March 31, 2021	Net income (loss) on Level 3 Assets / Liabilities Outstanding at March 31, 2021	Other comprehensive income (loss) on Level 3 Assets / Liabilities Outstanding at March 31, 2021
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$39,791	$1,102	$—	$—	$(837)	$40,056	$1,102	$—
____________________________
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
Quantitative Information About Level 3 Fair Value Measurements on a Recurring Basis
The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value as of March 31, 2022
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
				Discount rate[1]	6.8%-10.3%	9.9%

Contingent consideration	$—	$27,854	Present value of expected payments	Probability of meeting earnout and contingencies	11%-100%	70.5%[2]
____________________________
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
____________________________
1The discount rate is based on the Company’s calculated weighted-average cost of capital.
2The probability of meeting the earnout targets was based on the acquirees’ projected future financial performance, including revenues.
Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of March 31, 2022 and December 31, 2021, the present value of expected payments related to the Company’s contingent consideration was $27.9 million and $29.8 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, would be $38.8 million and $40.6 million, as of March 31, 2022 and December 31, 2021, respectively.
Fair Value Measurements on a Non-Recurring Basis
Pursuant to the recognition and measurement guidance for equity investments, effective January 1, 2018, equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. The Company applied the measurement alternative to equity securities with the fair value of $82.2 million and $82.0 million, which were included in “Other assets” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2022 and December 31, 2021, respectively. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.
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
For the three months ended March 31, 2022 and 2021, Cantor’s share of the net profit in Tower Bridge was $0.3 million and $40 thousand, respectively. This net profit is included as part of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited Condensed Consolidated Statements of Operations.
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
For the three months ended March 31, 2022 and 2021, the Company recognized related party revenues of $3.3 million and $3.8 million, respectively, for the services provided to Cantor. These revenues are included as part of “Fees from related parties” in the Company’s unaudited Condensed Consolidated Statements of Operations.
In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an administrative services agreement whereby certain employees of Cantor are deemed leased employees of the Company. For the three months ended March 31, 2022 and 2021, the Company was charged $21.2 million and $21.1 million, respectively, for the services provided by Cantor and its affiliates, of which $15.5 million and $15.8 million, respectively, were to cover compensation to leased employees for these periods. The fees charged by Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited Condensed Consolidated Statements of Operations. The fees charged by Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited Condensed Consolidated Statements of Operations.
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
As part of the purchase of the Futures Exchange Group, Cantor has agreed to indemnify the Company for certain expenses arising at the Futures Exchange Group up to a maximum of $1.0 million. As of March 31, 2022 and December 31, 2021, the Company had recorded assets of $0.4 million in the Company’s unaudited Condensed Consolidated Statements of Financial Condition for this indemnity.
In addition, the Futures Exchange Group received capital contributions from Cantor of $0.9 million for the three months ended March 31, 2021. There were no capital contributions received from Cantor by the Futures Exchange Group for the three months ended March 31, 2022. These capital contributions were made prior to BGC's acquisition of the Futures Exchange Group.
Newmark Spin-Off
The Separation and Distribution Agreement sets forth the agreements among BGC, Cantor, Newmark and their respective subsidiaries. For additional information, see Note 1—“Organization and Basis of Presentation” and Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” of this Quarterly Report on Form 10-Q, and Note 1—“Organization and Basis of Presentation,” Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” and Note 14—“Related Party Transactions” to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Other Agreements with Cantor
The Company is authorized to enter into short-term arrangements with Cantor to cover any delivery failures in connection with U.S. Treasury securities transactions and to share equally in any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of March 31, 2022, Cantor facilitated $7.5 million in Repurchase Agreements between the Company and Cantor. As of December 31, 2021, Cantor had not facilitated any Repurchase Agreements between the Company and Cantor.
To more effectively manage the Company’s exposure to changes in FX rates, the Company and Cantor have agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to FX currency hedging between the Company and Cantor. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of the Company and Cantor is utilized to determine the shares of profit or loss allocated to each for the period. For the three months ended March 31, 2022 and 2021, the Company recognized its share of FX gains of $0.3 million and $0.1 million, respectively. These gains are included as part of “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Pursuant to the separation agreement relating to the Company’s acquisition of certain BGC businesses from Cantor in 2008, Cantor has a right, subject to certain conditions, to be the Company’s customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use market data from the Company without any cost. Any future related-party transactions or arrangements between the Company and Cantor are subject to the prior approval by the Audit Committee. During the three months ended March 31, 2022 and 2021, the Company recorded revenues from Cantor entities of $70 thousand and $25 thousand, respectively, related to commissions paid to the Company by Cantor. These revenues are included as part of “Commissions” in the Company’s unaudited Condensed Consolidated Statements of Operations.
The Company and Cantor are authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.
In August 2013, the Audit Committee authorized the Company to invest up to $350.0 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used by the Company from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including policies related to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of both March 31, 2022 and December 31, 2021, the Company did not have any investments in the program.
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
On November 23, 2018, in the Class B Issuance, BGC Partners issued 10.3 million shares of BGC Partners Class B common stock to Cantor and 0.7 million shares of BGC Partners Class B common stock to CFGM, in each case in exchange for shares of BGC Class A common stock owned by Cantor and CFGM, respectively, on a one-to-one basis pursuant to the Exchange Agreement. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Partners by Cantor or CFGM for the Class B Issuance. Following this exchange, Cantor and its affiliates have the right to exchange under the Exchange Agreement up to an aggregate of 23.6 million shares of BGC Class A common stock, now owned or subsequently acquired, or its Cantor units in BGC Holdings, into shares of BGC Class B common stock. As of March 31, 2022, Cantor and CFGM do not own any shares of BGC Class A common stock.
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
On March 19, 2018, the Company entered into the BGC Credit Agreement with Cantor. The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the previous Credit Facility between BGC and an affiliate of Cantor. On August 6, 2018, the Company entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that could be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2023, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of both March 31, 2022 and December 31, 2021, there were no borrowings by BGC or Cantor outstanding under this Agreement. The Company did not record any interest expense related to the Agreement for the three months ended March 31, 2022 and 2021.
As part of the Company’s cash management process, the Company may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of both March 31, 2022 and December 31, 2021, the Company had no reverse repurchase agreements.

Receivables from and Payables to Related Broker-Dealers
Amounts due to or from Cantor and Freedom, one of the Company’s equity method investments, are for transactional revenues under a technology and services agreement with Freedom, as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. As of March 31, 2022 and December 31, 2021, the Company had receivables from Freedom of $2.1 million and $1.4 million, respectively. As of March 31, 2022 and December 31, 2021, the Company had $4.3 million and $2.5 million, respectively, in receivables from Cantor related to open derivative contracts. As of March 31, 2022 and December 31, 2021, the Company had $5.9 million and $1.5 million, respectively, in payables to Cantor related to open derivative contracts. As of March 31, 2022, the Company had $27.2 million in payables to Cantor related to fails and pending trades. As of December 31, 2021, the Company did not have any receivables from and payables to Cantor related to fails and pending trades.
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
As of March 31, 2022 and December 31, 2021, the aggregate balance of employee loans, net, was $296.2 million and $287.0 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. Compensation expense for the above-mentioned employee loans for the three months ended March 31, 2022 and 2021 was $9.9 million and $15.6 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Interest income on the above-mentioned employee loans for the three months ended March 31, 2022 and 2021 was $1.2 million and $2.2 million, respectively. The interest income related to these employee loans is included as part of “Interest and dividend income” in the Company’s unaudited Condensed Consolidated Statements of Operations.
CEO Program and Other Transactions with CF&Co
As discussed in Note 7—“Stock Transactions and Unit Redemptions,” the Company entered into the March 2018 Sales Agreement with CF&Co, as the Company’s sales agent under the CEO Program. The March 2018 Sales Agreement expired in September 2021. During the three months ended March 31, 2022 and 2021, the Company did not sell any shares of Class A common stock under the March 2018 Sales Agreement. For the three months ended March 31, 2022 and 2021, the Company was not charged for services provided by CF&Co related to the CEO Program with CF&Co. The net proceeds of the shares sold are included as part of “Additional paid-in capital” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
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
On October 3, 2014, management was granted approval by the Board and Audit Committee to enter into stock loan transactions with CF&Co utilizing equities securities. Such stock loan transactions will bear market terms and rates. As of March 31, 2022, and December 31, 2021, the Company did not have any Securities loaned transactions with CF&Co. Securities loaned transactions are included in “Securities loaned” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes. In connection with this issuance of the 5.125% Senior Notes, the Company recorded $0.5 million in underwriting fees payable to CF&Co. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor tendered $15.0 million of such senior notes in the tender offer completed on August 14, 2020, and did not hold such notes as of March 31, 2022.

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
On June 11, 2020, the Company’s Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by the Company of up to $50.0 million of Company Debt Securities. Repurchases of Company Debt Securities, if any, are expected to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption. Under the authorization, the Company may make repurchases of Company Debt Securities for cash from time to time in the open market or in privately negotiated transactions upon such terms and at such prices as management may determine. Additionally, the Company is authorized to make any such repurchases of Company Debt Securities through CF&Co (or its affiliates), in its capacity as agent or principal, or such other broker-dealers as management shall determine to utilize from time to time, and such repurchases shall be subject to brokerage commissions which are no higher than standard market commission rates. As of March 31, 2022, the Company had $50.0 million remaining from its debt repurchase authorization.
On July 10, 2020, the Company issued an aggregate of $300.0 million principal amount of 4.375% Senior Notes. In connection with this issuance of the 4.375% Senior Notes, the Company recorded $0.2 million in underwriting fees payable to CF&Co. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor purchased $14.5 million of such senior notes and still holds such notes as of March 31, 2022.
On August 14, 2020, the Company completed the cash tender offer to purchase its 5.125% Senior Notes. As of the expiration time, $44.0 million aggregate principal amount of the Notes (14.66%) were validly tendered. CF&Co acted as one of the dealer managers for the offer. As a result of this transaction, $14 thousand in dealer management fees were paid to CF&Co.
Under rules adopted by the CFTC, all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the NFA and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered FCM. From time to time, the Company’s foreign-based brokers engage in interest rate swap transactions with U.S.-based counterparties, and, therefore, the Company is subject to the CFTC requirements. Mint Brokers has entered into guarantees on behalf of the Company, and the Company is required to indemnify Mint Brokers for the amounts, if any, paid by Mint Brokers on behalf of the Company pursuant to this arrangement. Effective April 1, 2020, these guarantees were transferred to Mint Brokers from CF&Co. During both the three months ended March 31, 2022 and 2021, the Company recorded fees of $31 thousand, respectively, related to these guarantees. These fees were included in “Fees to related parties” in the Company’s unaudited Condensed Consolidated Statements of Operations.
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

On October 28, 2021, Cantor purchased from BGC Holdings an aggregate 460,929 Cantor units for aggregate consideration of $715,605 as a result of the redemption of 460,929 FPUs, and 1,179,942 Cantor units for aggregate consideration of $2,033,838 as a result of the exchange of 1,179,942 FPUs. Each Cantor unit in BGC Holdings held by Cantor is exchangeable by Cantor at any time on a one-for-one basis (subject to adjustment) for shares of BGC Class A common stock.
As of March 31, 2022, there were 0.2 million FPUs in BGC Holdings remaining, which BGC Holdings had the right to redeem or exchange and with respect to which Cantor will have the right to purchase an equivalent number of Cantor units following such redemption or exchange.
Cantor Aurel Revenue Sharing Agreement
On June 24, 2021, the Board and Audit Committee authorized our French subsidiary, Aurel BGC SAS, to enter into a revenue sharing agreement pursuant to which Cantor shall provide services to Aurel to support Aurel’s investment banking activities with respect to special purpose acquisition companies. The services provided by Cantor to Aurel in support of such SPAC Investment Banking Activities shall include referral of clients, structuring advice, financial advisory services, referral of investors, deal execution services, and other advisory services in support of Aurel’s SPAC Investment Banking Activities pursuant to its French investment services license. As compensation, Cantor shall receive a revenue share of 80% of Aurel’s net revenue attributable to SPAC Investment Banking Activities. The term of the revenue sharing agreement is for an initial period of 12 months, which automatically renews each year unless either party provides notice of termination at least three months prior to the anniversary. Aurel is also authorized to serve as bookrunner, underwriter or advisor in connection with French SPACs which are sponsored by Cantor at market rates for such services. For the three months ended March 31, 2022, Aurel had no revenue or fees payable to Cantor attributable to SPAC Investment Banking Activities.
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
Transactions with the Relief Fund
During the year ended December 31, 2015, the Company committed to make charitable contributions to the Cantor Fitzgerald Relief Fund in the amount of $40.0 million, which was included in “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations for the year ended December 31, 2015. As of March 31, 2022 and December 31, 2021, the remaining liability associated with this commitment was $1.6 million and $1.7 million, respectively, which is included in “Accounts payable, accrued and other liabilities” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. Further, as of both March 31, 2022 and December 31, 2021, the Company had a liability to the Cantor Fitzgerald Relief Fund for $8.3 million, associated with $7.2 million and $1.1 million of additional expense taken in September of 2021 and 2020, respectively.
Other Transactions
As of December 31, 2021, BGC recognized $8.3 million, payable to Newmark, which is included as part of' “Payables to related parties” and “Accounts payable, accrued and other liabilities”, respectively, in the Company's unaudited Condensed Consolidated Statements of Financial Condition. The payable was a result of taxes paid by Newmark on its share of taxable income which were included as part of the Company's consolidated tax return in the periods prior to the Spin-Off. BGC repaid the $8.3 million tax payment to Newmark during the first three months ended March 31, 2022. There was no outstanding payable to Newmark as of March 31, 2022.
The Company is authorized to enter into loans, investments or other credit support arrangements for Aqua, an alternative electronic trading platform that offers new pools of block liquidity to the global equities markets; such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. On February 5, 2020 and February 25, 2021, the Board and Audit Committee increased the authorized amount by an additional $2.0 million and $1.0 million, respectively, to an aggregate of $20.2 million. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. Aqua is 51% owned by Cantor and 49% owned by the Company. Aqua is accounted for under the equity method. During the three months ended March 31, 2022 and 2021, the Company made $0.3 million and $0.4 million, respectively, in contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
The Company has also entered into a subordinated loan agreement with Aqua, whereby the Company loaned Aqua the principal sum of $980 thousand. The scheduled maturity date on the subordinated loan is September 1, 2023, and the current rate of interest on the loan is three month LIBOR plus 600 basis points. The loan to Aqua is recorded as part of “Receivables from related parties” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
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
During both the three months ended March 31, 2022 and 2021, Lucera recognized $12.6 thousand and $0.1 million, respectively, in related party revenues from Cantor. These revenues are included in “Data, software and post-trade” in the Company’s unaudited Condensed Consolidated Statements of Operations.
BGC Sublease From Newmark

In May 2020, BGC U.S. OpCo entered into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark, which sublease was approved by the Audit Committee. The deal was a one-year sublease of approximately 21,000 rentable square feet in New York City. Under the terms of the sublease, BGC U.S. OpCo paid a fixed rent amount of $1.1 million in addition to all operating and tax expenses attributable to the lease. In May 2021, the sublease was amended to provide for a rate of $15 thousand per month based on the size of utilized space, with terms extending on a month-to-month basis, and expiring on December 31, 2021. In connection with the sublease, BGC U.S. OpCo paid $0.3 million for the three months ended March 31, 2021.
15.    Investments
Equity Method Investments
The carrying value of the Company’s equity method investments was $35.9 million as of March 31, 2022 and $32.8 million as of December 31, 2021, and is included in “Investments” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
The Company recognized gains of $2.8 million and $1.5 million related to its equity method investments for the three months ended March 31, 2022 and 2021, respectively. The Company’s share of the net gains or losses is reflected in “Gains (losses) on equity method investments” in the Company’s unaudited Condensed Consolidated Statements of Operations.
For the three months ended March 31, 2022 and 2021, the Company did not record impairment charges related to existing equity method investments. The Company did not sell any equity method investments during the three months ended March 31, 2022 and 2021.
See Note 14—“Related Party Transactions,” for information regarding related party transactions with unconsolidated entities included in the Company’s unaudited Condensed Consolidated Financial Statements.
Investments Carried Under Measurement Alternative
The Company has acquired equity investments for which it did not have the ability to exert significant influence over operating and financial policies of the investees. These investments are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. The carrying value of these investments as of both March 31, 2022 and December 31, 2021 was $0.2 million, and they are included in “Investments” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. The Company did not recognize any gains, losses, or impairments relating to investments carried under the measurement alternative for both the three months ended March 31, 2022 and 2021.
In addition, the Company owns membership shares, which are included in “Other assets” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2022 and December 31, 2021. These equity investments are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. The Company recognized $0.1 million of unrealized gains to reflect observable transactions for these shares during the three months ended March 31, 2022. The Company did not recognize any observable transactions for the three months ended March 31, 2021. The unrealized gains are reflected in “Other income (loss)” in the Company’s unaudited Condensed Consolidated Statements of Operations.
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
The following table sets forth the Company’s investment in its unconsolidated VIEs and the maximum exposure to loss with respect to such entities (in thousands):

	March 31, 2022		December 31, 2021
	Investment	Maximum Exposure to Loss	Investment	Maximum Exposure to Loss
Variable interest entities¹	$1,614	$2,594	$1,159	$2,139
____________________________

1The Company has entered into a subordinated loan agreement with Aqua, whereby the Company agreed to lend the principal sum of $980 thousand. The Company’s maximum exposure to loss with respect to its unconsolidated VIEs includes the sum of its equity investments in its unconsolidated VIEs and the $980 thousand subordinated loan to Aqua.
Consolidated VIE
The Company is invested in a limited liability company that is focused on developing a proprietary trading technology. The limited liability company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $7.7 million and $6.8 million as of March 31, 2022 and December 31, 2021, respectively, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $1.5 million and $1.3 million as of March 31, 2022 and December 31, 2021, respectively. The Company’s exposure to economic loss on this VIE was $4.6 million and $4.5 million as of March 31, 2022 and December 31, 2021.
16.    Fixed Assets, Net
Fixed assets, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Computer and communications equipment	$96,968	$96,472
Software, including software development costs	288,338	280,540
Leasehold improvements and other fixed assets	105,942	105,362
	491,248	482,374
Less: accumulated depreciation and amortization	(304,792)	(292,262)
Fixed assets, net	$186,456	$190,112
Depreciation expense was $5.7 million and $6.3 million for the three months ended March 31, 2022 and 2021, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s unaudited Condensed Consolidated Statements of Operations.
The Company has $6.5 million and $6.2 million of asset retirement obligations related to certain of its leasehold improvements as of March 31, 2022 and December 31, 2021, respectively. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit adjusted risk-free interest rate in effect when the liability was initially recognized.
For the three months ended March 31, 2022 and 2021, software development costs totaling $11.0 million and $13.4 million, respectively, were capitalized. Amortization of software development costs totaled $8.4 million and $8.6 million for the three months ended March 31, 2022 and 2021, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Impairment charges of $2.1 million and $2.0 million were recorded for the three months ended March 31, 2022 and 2021, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s unaudited Condensed Consolidated Statements of Operations.
17.    Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill
Balance at December 31, 2021	$486,919
Cumulative translation adjustment	832
Balance at March 31, 2022	$487,751
For additional information on Goodwill, see Note 4—“Acquisitions.”
Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets.

Other intangible assets consisted of the following (in thousands, except weighted-average remaining life):

	March 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$173,732	$64,770	$108,962	9.9
Technology	23,997	23,997	—	N/A
Noncompete agreements	19,820	18,938	882	4.7
Patents	10,987	10,288	699	2.8
All other	17,734	6,150	11,584	8.5
Total definite life intangible assets	246,270	124,143	122,127	9.7
Indefinite life intangible assets:
Trade names	79,570	—	79,570	N/A
Licenses	2,413	—	2,413	N/A
Total indefinite life intangible assets	81,983	—	81,983	N/A
Total	$328,253	$124,143	$204,110	9.7

	December 31, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$173,786	$61,571	$112,215	10.1
Technology	23,997	23,427	570	0.2
Noncompete agreements	19,820	18,891	929	4.9
Patents	10,861	10,265	596	2.6
All other	17,269	5,738	11,531	9.0
Total definite life intangible assets	245,733	119,892	125,841	9.9
Indefinite life intangible assets:
Trade names	79,570	—	79,570	N/A
Licenses	2,336	—	2,336	N/A
Total indefinite life intangible assets	81,906	—	81,906	N/A
Total	$327,639	$119,892	$207,747	9.9

Intangible amortization expense was $4.3 million and $7.0 million for the three months ended March 31, 2022 and 2021, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations. There were no impairment charges for the Company’s definite and indefinite life intangibles for the three months ended March 31, 2022 and 2021.
The estimated future amortization expense of definite life intangible assets as of March 31, 2022 is as follows (in millions):

2022	$11.1
2023	14.6
2024	14.5
2025	14.5
2026	14.1
2027 and thereafter	53.3
Total	$122.1

18.    Notes Payable, Other and Short-Term Borrowings
Notes payable, other and short-term borrowings consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
5.375% Senior Notes due July 24, 2023	$448,243	$447,911
3.750% Senior Notes due October 1, 2024	297,938	297,731
4.375% Senior Notes due December 15, 2025	297,702	297,547
Collateralized borrowings	8,058	9,642
Total Notes payable and other borrowings	1,051,941	1,052,831
Short-term borrowings	4,221	3,584
Total Notes payable, other and short-term borrowings	$1,056,162	$1,056,415
Unsecured Senior Revolving Credit Agreement
On November 28, 2018, the Company entered into the Revolving Credit Agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, which replaced the existing committed unsecured senior revolving credit agreement. The maturity date of the Revolving Credit Agreement was November 28, 2020, and the maximum revolving loan balance was $350.0 million. Borrowings under this Revolving Credit Agreement bore interest at either LIBOR or a defined base rate plus additional margin. On December 11, 2019, the Company entered into an amendment to the Revolving Credit Agreement. Pursuant to the amendment, the maturity date was extended to February 26, 2021. On February 26, 2020, the Company entered into a second amendment to the Revolving Credit Agreement, pursuant to which, the maturity date was extended by two years to February 26, 2023. There was no change to the interest rate or the maximum revolving loan balance. On March 10, 2022, the Company entered into an amendment and restatement of the senior unsecured revolving credit agreement, pursuant to which, the maturity date was extended to March 10, 2025, the size of the credit facility was increased to $375.0 million, and borrowings under this agreement will bear interest based on either SOFR or a defined base rate plus additional margin. As of March 31, 2022 and December 31, 2021, there were no borrowings outstanding under the Revolving Credit Agreement. The Company recorded interest expense related to the Revolving Credit Agreement of $0.5 million for each of the three months ended March 31, 2022 and 2021.
Senior Notes
The Company’s Senior Notes are recorded at amortized cost. The carrying amounts and estimated fair values of the Company’s Senior Notes were as follows (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.375% Senior Notes due July 24, 2023	$448,243	$459,770	$447,911	$475,857
3.750% Senior Notes due October 1, 2024	297,938	298,698	297,731	312,105
4.375% Senior Notes due December 15, 2025	297,702	301,980	297,547	320,490
Total	$1,043,883	$1,060,448	$1,043,189	$1,108,452
The fair values of the Senior Notes were determined using observable market prices as these securities are traded, and based on whether they are deemed to be actively traded, the 5.125% Senior Notes, the 5.375% Senior Notes, the 3.750% Senior Notes, and the 4.375% Senior Notes are considered Level 2 within the fair value hierarchy.
5.125% Senior Notes
On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes, which matured on May 27, 2021. The 5.125% Senior Notes were general senior unsecured obligations of the Company. The 5.125% Senior Notes bore interest at a rate of 5.125% per year, payable in cash on May 27 and November 27 of each year, commencing November 27, 2016 and ending the maturity date. Prior to maturity, on August 5, 2020, the Company commenced a cash tender offer for any and all $300.0 million outstanding aggregate principal amount of its 5.125% Senior Notes. On August 11, 2020, the Company’s cash tender offer expired at 5:00 p.m., New York City time. As of the expiration time, $44.0 million aggregate principal amount of the 5.125% Senior Notes were validly tendered. These notes were redeemed on the settlement date of August 14, 2020. On May 27, 2021, BGC repaid the remaining $256.0 million principal plus accrued interest on its 5.125% Senior Notes. The Company did not record any interest expense related to the 5.125% Senior Notes for the three months ended March 31, 2022. The Company recorded interest expense related to the 5.125% Senior Notes of $3.6 million for the three months ended March 31, 2021.
5.375% Senior Notes
On July 24, 2018, the Company issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes. The 5.375% Senior Notes are general senior unsecured obligations of the Company. The 5.375% Senior Notes bear interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The 5.375% Senior Notes will mature on July 24, 2023. The Company may redeem some or all of the 5.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture related to the 5.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes was $444.2 million, net of the discount and debt issuance costs of $5.8 million. The issuance costs are amortized as interest expense, and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 5.375% Senior Notes as of March 31, 2022 was $448.2 million. The Company recorded interest expense related to the 5.375% Senior Notes of $6.4 million for each of the three months ended March 31, 2022 and 2021.
3.750% Senior Notes
On September 27, 2019, the Company issued an aggregate of $300.0 million principal amount of 3.750% Senior Notes. The 3.750% Senior Notes are general unsecured obligations of the Company. The 3.750% Senior Notes bear interest at a rate of 3.750% per year, payable in cash on April 1 and October 1 of each year, commencing April 1, 2020. The 3.750% Senior Notes will mature on October 1, 2024. The Company may redeem some or all of the 3.750% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 3.750% Senior Notes was $296.1 million, net of discount and debt issuance costs of $3.9 million. The issuance costs will be amortized as interest expense, and the carrying value of the 3.750% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 3.750% Senior Notes was $297.9 million as of March 31, 2022. The Company recorded interest expense related to the 3.750% Senior Notes of $3.0 million for each of the three months ended March 31, 2022 and 2021.
4.375% Senior Notes
On July 10, 2020, the Company issued an aggregate of $300.0 million principal amount of 4.375% Senior Notes. The 4.375% Senior Notes are general unsecured obligations of the Company. The 4.375% Senior Notes bear interest at a rate of 4.375% per year, payable in cash on June 15 and December 15 of each year, commencing December 15, 2020. The 4.375% Senior Notes will mature on December 15, 2025. The Company may redeem some or all of the 4.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices. If a “Change of Control Triggering Event” occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 4.375% Senior Notes was $296.8 million, net of discount and debt issuance costs of $3.2 million. The issuance costs will be amortized as interest expense, and the carrying value of the 4.375% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 4.375% Senior Notes was $297.7 million as of March 31, 2022. The Company recorded interest expense related to the 4.375% Senior Notes of $3.4 million for each of the three months ended March 31, 2022 and 2021.
Collateralized Borrowings
On May 31, 2017, the Company entered into a $29.9 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.44% per year and matured on May 31, 2021, therefore there were no borrowings outstanding as of March 31, 2022 and December 31, 2021. The Company did not record any interest expense related to this arrangement for the three months ended March 31, 2022. The Company recorded interest expense related to this arrangement of $28 thousand for the three months ended March 31, 2021.
On April 8, 2019, the Company entered into a $15.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.77% and matures on April 8, 2023. As of March 31, 2022 and December 31, 2021, the Company had $4.9 million and $5.9 million, respectively, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of both March 31, 2022 and December 31, 2021 was $0.1 million. The Company recorded interest expense related to this arrangement of $48 thousand and $0.1 million for the three months ended March 31, 2022 and 2021, respectively
On April 19, 2019, the Company entered into a $10.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.89% and matures on April 19, 2023. As of March 31, 2022 and December 31, 2021, the Company had $3.1 million and $3.8 million, respectively, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of March 31, 2022 and December 31, 2021 was $0.7 million and $1.0 million, respectively. The Company recorded interest expense related to this arrangement of $32 thousand and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.
Short-Term Borrowings
On August 22, 2017, the Company entered into a committed unsecured loan agreement with Itau Unibanco S.A. The agreement provides for short-term loans of up to $4.2 million (BRL 20.0 million). The maturity date of this agreement is August 19, 2022. Borrowings under this agreement bear interest at the Brazilian Interbank offering rate plus 4.75%. As of March 31, 2022, there were $2.1 million (BRL 10.0 million) of borrowings outstanding under the agreement. As of December 31, 2021, there were no borrowings outstanding under this agreement. As of March 31, 2022, the interest rate was 16.50%. The Company recorded interest expense related to the agreement of $0.1 million for each of the three months ended March 31, 2022 and 2021.
On August 23, 2017, the Company entered into a committed unsecured credit agreement with Itau Unibanco S.A. The agreement provided for an intra-day overdraft credit line up to $10.5 million (BRL 50.0 million). On August 20, 2021, the agreement was renegotiated, increasing the credit line to $12.7 million (BRL 60.0 million). The maturity date of the agreement is June 9, 2022. This agreement bears a fee of 1.75% per year. As of March 31, 2022 and December 31, 2021, there were no borrowings outstanding under this agreement. The Company recorded bank fees related to the agreement of $44 thousand and $33 thousand for the three months ended March 31, 2022 and 2021, respectively.
On January 25, 2021, the Company entered into a committed unsecured loan agreement with Banco Daycoval S.A., which provided for short-term loans of up to $1.8 million (BRL 10.0 million) and was renegotiated on June 1, 2021. The agreement provides for short-term loans of up to $4.2 million (BRL 20.0 million). The maturity date of the agreement is January 17, 2023. Borrowings under this agreement bear interest at the Brazilian Interbank offering rate plus 3.66%. As of March 31, 2022, there were $2.1 million (BRL 10.0 million) of borrowings outstanding under the agreement. As of March 31, 2022, the interest rate was 15.40%. The Company recorded interest expense related to the agreement of $0.1 million for the three months ended March 31, 2022. The Company did not record any interest expense related to the agreement for the three months ended March 31, 2021.
19.    Compensation
The Compensation Committee may grant various equity-based awards, including RSUs, restricted stock, stock options, LPUs and shares of BGC Class A common stock. Upon vesting of RSUs, issuance of restricted stock, exercise of stock options and redemption/exchange of LPUs, the Company generally issues new shares of BGC Class A common stock.
On November 22, 2021, at the annual meeting of stockholders, the stockholders approved the Equity Plan to increase from 400 million to 500 million the aggregate number of shares of BGC Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. As of March 31, 2022, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 156.4 million shares.

The Company incurred compensation expense related to Class A common stock, LPUs and RSUs held by BGC employees as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Issuance of common stock and grants of exchangeability	$30,135	$7,854
Allocations of net income¹	3,690	5,631
LPU amortization	19,023	17,094
RSU amortization	5,028	2,916
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$57,876	$33,495
____________________________
1Certain LPUs generally receive quarterly allocations of net income, including the Preferred Distribution, and are generally contingent upon services being provided by the unit holders.
Limited Partnership Units
A summary of the activity associated with LPUs held by BGC employees is as follows (in thousands):

	BGC LPUs	Newmark LPUs[2]
Balance at December 31, 2021	112,115	11,051
Granted	6,828	—
Redeemed/exchanged units	(10,588)	(294)
Forfeited units	(137)	(8)
Balance at March 31, 2022	108,218	10,749
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
A summary of the BGC Holdings and Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

	BGC LPUs	Newmark LPUs
Regular Units	76,391	8,139
Preferred Units	31,827	2,610
Balance at March 31, 2022	108,218	10,749

Issuance of Common Stock and Grants of Exchangeability
Compensation expense related to the issuance of BGC or Newmark Class A common stock and grants of exchangeability on BGC Holdings and Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Issuance of common stock and grants of exchangeability	$30,135	$7,854
BGC LPUs held by BGC employees may become exchangeable or redeemed for BGC Class A common stock on a one-for-one basis, and Newmark LPUs held by BGC employees may become exchangeable or redeemed for a number of shares of Newmark Class A common stock equal to the number of limited partnership interests multiplied by the then-current Exchange Ratio. As of March 31, 2022, the Exchange Ratio was 0.9435.
A summary of the LPUs redeemed in connection with the issuance of BGC Class A common stock or Newmark Class A common stock (at the then-current Exchange Ratio) or granted exchangeability for BGC Class A common stock or Newmark Class A common stock (at the then-current Exchange Ratio) held by BGC employees is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
BGC Holdings LPUs	5,787	1,097
Newmark Holdings LPUs	264	180
Total	6,051	1,277
As of March 31, 2022 and December 31, 2021, the number of share-equivalent BGC LPUs exchangeable for shares of BGC Class A common stock at the discretion of the unit holder held by BGC employees was 1.6 million and 1.3 million, respectively. As of March 31, 2022 and December 31, 2021, the number of Newmark LPUs exchangeable into shares of Newmark Class A common stock at the discretion of the unit holder held by BGC employees (at the then-current Exchange Ratio) was 0.4 million and 0.4 million, respectively.
LPU Amortization
Compensation expense related to the amortization of LPUs held by BGC employees is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Stated vesting schedule	$18,969	$17,074
Post-termination payout	54	20
LPU amortization	$19,023	$17,094
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
A summary of the outstanding LPUs held by BGC employees with a stated vesting schedule that do not receive quarterly allocations of net income is as follows (in thousands):

	March 31, 2022	December 31, 2021
BGC Holdings LPUs	41,945	42,754
Newmark Holdings LPUs	229	235
Aggregate estimated grant date fair value – BGC and Newmark Holdings LPUs	$171,763	$178,873
As of March 31, 2022, there was approximately $94.0 million of total unrecognized compensation expense related to unvested BGC and Newmark LPUs held by BGC employees with a stated vesting schedule that do not receive quarterly allocations of net income that is expected to be recognized over 1.94 years.

Compensation expense related to LPUs held by BGC employees with a post-termination pay-out amount, such as REUs, and/or a stated vesting schedule is recognized over the stated service period. These LPUs generally vest between two and five years from the date of grant. As of March 31, 2022, there were 1.2 million outstanding BGC LPUs with a post-termination payout, with a notional value of approximately $12.2 million and an aggregate estimated fair value of $7.3 million, and 0.1 million outstanding Newmark LPUs with a post-termination payout, with a notional value of approximately $0.6 million and an aggregate estimated fair value of $0.4 million. As of December 31, 2021, there were 1.3 million outstanding BGC LPUs with a post-termination payout, with a notional value of approximately $12.4 million and an aggregate estimated fair value of $7.4 million, and 0.1 million outstanding Newmark LPUs with a post-termination payout, with a notional value of approximately $0.8 million and an aggregate estimated fair value of $0.4 million.
Restricted Stock Units
Compensation expense related to RSUs held by BGC employees is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
RSU amortization	$5,028	$2,916
A summary of the activity associated with RSUs held by BGC employees and directors is as follows (RSUs and dollars in thousands):

	RSUs	Weighted- Average Grant Date Fair Value	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2021	11,034	$3.87	$42,756	2.27
Granted	1,111	5.16	5,732
Delivered	(3,318)	4.35	(14,426)
Forfeited	(159)	3.98	(633)
Balance at March 31, 2022	8,668	$3.86	$33,429	2.08
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
For the RSUs that vested during the three months ended March 31, 2022 and 2021, the Company withheld shares of Class A common stock valued at $5.5 million and $3.2 million to pay taxes due at the time of vesting. As of March 31, 2022, there was approximately $34.9 million of total unrecognized compensation expense related to unvested RSUs held by BGC employees and directors that is expected to be recognized over a weighted-average period of 2.08 years.
Acquisitions
In connection with certain of its acquisitions, the Company has granted certain LPUs and RSUs, and other deferred compensation awards. As of March 31, 2022 and December 31, 2021, the aggregate estimated fair value of these acquisition-related LPUs and RSUs was $6.5 million and $8.9 million, respectively. As of March 31, 2022 and December 31, 2021, the aggregate estimated fair value of the deferred compensation awards was $25.2 million and $21.7 million, respectively. The liability for such acquisition-related LPUs and RSUs is included in “Accounts payable, accrued and other liabilities” on the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
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
During the three months ended March 31, 2022, no BGC or Newmark restricted shares held by BGC employees were forfeited in connection with this provision. During the three months ended March 31, 2021, no BGC or Newmark restricted shares held by BGC employees were forfeited in connection with this provision. During the three months ended March 31, 2022 and 2021, the Company released the restrictions with respect to 0.1 million and 0.2 million of such BGC shares held by BGC employees, respectively. As of March 31, 2022 and December 31, 2021, there were 2.5 million and 2.6 million of such restricted BGC shares held by BGC employees outstanding, respectively. Additionally, during the three months ended March 31, 2022 and 2021, Newmark released the restrictions with respect to 28 thousand and 0.1 million, respectively, of restricted Newmark shares held by BGC employees. As of March 31, 2022 and December 31, 2021, there were 1.2 million and 1.2 million, respectively, of restricted Newmark shares held by BGC employees outstanding.
Deferred Compensation
The Company maintains a deferred cash award program, which provides for the grant of deferred cash incentive compensation to eligible employees. The Company may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period.
The total compensation expense recognized in relation to the deferred cash compensation awards for the three months ended March 31, 2022 and 2021 was $30 thousand and $0.1 million, respectively. As of March 31, 2022 and December 31, 2021, the total liability for the deferred cash compensation awards was $0.8 million and $0.8 million, respectively, which is included in “Accrued compensation” on the Company’s unaudited Condensed Consolidated Statements of Financial Condition. As of March 31, 2022, total unrecognized compensation cost related to deferred cash compensation, prior to the consideration of forfeitures, was approximately $0.1 million and is expected to be recognized over a weighted-average period of 2.42 years.
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
Letter of Credit Agreements
The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacts, that are used in lieu of margin and deposits with those clearing organizations. As of

March 31, 2022 and December 31, 2021, the Company was contingently liable for $1.9 million and $1.8 million, respectively, under these letters of credit.
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
During the three months ended March 31, 2022, the Company recorded a $6.0 million reserve for a potential loss associated with Russia's Invasion of Ukraine, which is included in “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations, and which was recorded as part of the CECL reserve (see Note 26—“CECL” for additional information). In addition, the Company has determined that it is reasonably possible that the incremental exposure, when considering the market value of securities related to unsettled trades, resulting from Russia's Invasion of Ukraine could potentially be up to $6.2 million.
Insurance
The Company is self-insured for health care claims, up to a stop-loss amount for eligible participating employees and qualified dependents in the U.S., subject to deductibles and limitations. The Company’s liability for claims incurred but not reported is determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $1.0 million and $0.4 million in health care claims as of March 31, 2022 and December 31, 2021, respectively. The Company does not expect health care claims to have a material impact on its financial condition, results of operations, or cash flows.
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
Indemnifications
In connection with the acquisition of GFI, the Company has indemnified the directors and officers of GFI. As of March 31, 2022, no contingent liability has been recorded in the Company’s unaudited Condensed Consolidated Statements of Financial Condition for these indemnifications, as the potential for being required to make payments under these indemnifications is remote.
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
As of March 31, 2022 and December 31, 2021, the Company’s unrecognized tax benefits, excluding related interest and penalties, were $4.4 million in both periods, of which the entire amount, if recognized, would affect the effective tax rate. The Company is currently open to examination by tax authorities in U.S. federal, state and local jurisdictions and certain non-U.S. jurisdictions for tax years beginning 2017, 2009 and 2016, respectively. The Company is currently under examination by tax authorities in the U.S. Federal and certain state and local jurisdictions. The Company does not believe that the amounts of unrecognized tax benefits will materially change over the next 12 months.
The Company recognizes interest and penalties related to unrecognized tax benefits in “Provision (benefit) for income taxes” in the Company’s unaudited Condensed Consolidated Statements of Operations. As of March 31, 2022 and December 31, 2021, the Company had accrued $2.7 million and $2.5 million, respectively, for income tax-related interest and penalties.
22.    Regulatory Requirements
Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.
Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or FCMs subject to Rule 15c3-1 of the SEC and Rule 1.17 of the CFTC, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of March 31, 2022, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.
Certain U.K. and European subsidiaries of the Company are regulated by their national regulator, which include the FCA and L'Autorité des Marchés Financiers and must maintain financial resources (as defined by their national regulator) in excess of the total financial requirement (as defined by their national regulator). As of March 31, 2022, the U.K. and European subsidiaries had financial resources in excess of their requirements.
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
The Company also operates a DCM and DCO through the Futures Exchange Group, that are required to maintain financial resources to cover operating costs for at least one year, keeping at least enough cash or highly liquid securities to cover six months’ operating costs.
The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of March 31, 2022, the Company’s regulated subsidiaries held $637.7 million of net assets. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $306.0 million.
23.    Segment, Geographic and Product Information
Segment Information
The Company currently operates in one reportable segment, brokerage services. We provide or have provided brokerage services to the financial markets, through integrated Voice, Hybrid and Fully Electronic brokerage in a broad range of products, including fixed income (Rates and Credit), FX, Equities, Energy and Commodities, and Futures and Options. On November 1, 2021, we sold our Insurance brokerage business to The Ardonagh Group (see Note 5—"Divestitures"). It also provides a wide range of services, including trade execution, brokerage, clearing, trade compression, post-trade, information, consulting, and other back-office services to a broad range of financial and non-financial institutions.
Geographic Information
The Company offers products and services in the U.K., U.S., Asia (including Australia), Other Europe, MEA, France, and Other Americas. Information regarding revenues is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenues:
U.K.	$180,880	$236,564
U.S.	148,820	143,439
Asia	77,049	83,084
Other Europe/MEA	53,105	57,951
France	30,262	30,955
Other Americas	16,348	15,583
Total revenues	$506,464	$567,576
Information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; ROU assets; certain other investments; goodwill; other intangible assets, net of accumulated amortization; and rent and other deposits) in the geographic areas is as follows (in thousands):

	March 31, 2022	December 31, 2021
Long-lived assets:
U.S.	$763,642	$771,696
U.K.	417,142	412,767
Asia	74,165	73,779
Other Europe/MEA	46,105	47,888
Other Americas	17,138	16,032
France	15,695	16,996
Total long-lived assets	$1,333,887	$1,339,158
Product Information
The Company’s business is based on the products and services provided and reflect the manner in which financial information is evaluated by management.
The Company specializes in the brokerage of a broad range of products, including fixed income (Rates and Credit), FX, Equities, Energy and Commodities, and Futures and Options. On November 1, 2021, we sold our Insurance brokerage business to The Ardonagh Group (see Note 5—"Divestitures"). It also provides a wide range of services, including trade execution, broker-dealer services, clearing, trade compression, post-trade, information, consulting, and other back-office services to a broad range of financial and non-financial institutions.
Product information regarding revenues is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenues:
Rates	$158,809	$161,793
Credit	83,908	90,047
Energy and commodities	82,395	75,868
FX	80,025	83,433
Equities	67,128	70,462
Insurance[1]	—	52,380
Total brokerage revenues	$472,265	$533,983
All other revenues	34,199	33,593
Total revenues	$506,464	$567,576
____________________________
1On November 1, 2021, we sold our Insurance Brokerage business to The Ardonagh Group (see Note 5—"Divestitures")

24.    Revenues from Contracts with Customers
The following table presents the Company’s total revenues separated between revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenues from contracts with customers:
Commissions	$356,664	$435,220
Data, software, and post-trade	24,127	21,986
Fees from related parties	3,317	3,785
Other revenues	3,293	3,898
Total revenues from contracts with customers	387,401	464,889
Other sources of revenues:
Principal transactions	115,601	98,763
Interest and dividend income	2,435	3,038
Other revenues	1,027	886
Total revenues	$506,464	$567,576
See Note 3— “Summary of Significant Accounting Policies” in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021 for detailed information on the recognition of the Company’s revenues from contracts with customers.
Disaggregation of Revenue
See Note 23—“Segment, Geographic and Product Information,” for a further discussion on the allocation of revenues to geographic regions.
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
The Company had receivables related to revenues from contracts with customers of $341.7 million and $296.4 million at March 31, 2022 and December 31, 2021, respectively. The Company had no impairments related to these receivables during the three months ended March 31, 2022 and 2021.
The Company’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at March 31, 2022 and December 31, 2021 was $14.6 million and $9.2 million, respectively.
During the three months ended March 31, 2022 and 2021, the Company recognized revenue of $7.3 million and $7.1 million, respectively, that was recorded as deferred revenue at the beginning of the period.
Contract Costs
The Company capitalizes costs to fulfill contracts associated with different lines of its business where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
The Company did not have any capitalized costs to fulfill a contract as of March 31, 2022 and December 31, 2021.

25.    Leases
The Company, acting as a lessee, has operating leases and finance leases primarily relating to office space, data centers and office equipment. The leases have remaining lease terms of 0.1 years to 17.4 years some of which include options to extend the leases in 1 to 10 year increments for up to 10 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term, and variable lease expense not included in the lease payment measurement is recognized as incurred.
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
As of March 31, 2022, the Company did not have any leases that have not yet commenced but that create significant rights and obligations.
Supplemental information related to the Company’s operating leases is as follows (in thousands):

	Classification in Unaudited Condensed Consolidated Statements of Financial Condition	March 31, 2022	December 31, 2021
Assets
Operating lease ROU assets	Other assets	$129,179	$136,252
Finance lease ROU assets	Fixed assets, net	$2,741	$2,893
Liabilities
Operating lease liabilities	Accounts payable, accrued and other liabilities	$158,268	$166,220
Finance lease liabilities	Accounts payable, accrued and other liabilities	$2,849	$2,985

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term
Operating leases (years)	10.7	10.8
Finance leases (years)	4.5	4.7
Weighted-average discount rate
Operating leases	4.8%	4.9%
Finance leases	3.1%	3.1%
The components of lease expense are as follows (in thousands):

	Classification in Unaudited Condensed Consolidated Statements of Operations	Three Months Ended March 31,
		2022	2021
Operating lease cost[1,2]	Occupancy and equipment	$7,323	$11,006
Finance lease cost
Amortization on ROU assets	Occupancy and equipment	$152	$—
Interest on lease liabilities	Interest expense	$22	$—
__________________________
1The Company recorded operating lease costs related to the Insurance brokerage business of $1.1 million for the three months ended March 31, 2021.
2Short-term lease expense was not material for the three months ended March 31, 2022 and 2021.
The following table shows the Company’s maturity analysis of its operating lease liabilities (in thousands):

	March 31, 2022
	Operating leases	Finance leases
2022 (excluding the three months ended March 31, 2022)	$23,718	$581
2023	28,147	657
2024	23,284	657
2025	18,906	657
2026	15,595	499
Thereafter	102,234	—
Total	$211,884	$3,051
Interest	(53,616)	(202)
Total	$158,268	$2,849
The following table shows cash flow information related to lease liabilities (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for obligations included in the measurement of operating lease liabilities[1]	$7,917	$9,249
Cash paid for obligations included in the measurement of finance lease liabilities	$164	$—
__________________________
1The Company made payments for operating lease liabilities related to the Insurance brokerage business of $1.2 million for the three months ended March 31, 2021.
26.    Current Expected Credit Losses (CECL)

The CECL reserve reflects management’s current estimate of potential credit losses related to the receivable balances included in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. See Note 3—“Summary of Significant Accounting Policies” for further discussion of the CECL reserve methodology.
As required, any subsequent changes to the CECL reserve are recognized in “Net income (loss) available to common stockholders” in the Company’s unaudited Condensed Consolidated Statements of Operations. During the three months ended March 31, 2022 and 2021, the Company recorded increases in the CECL reserve as follows (in millions):

	Accrued commissions and other receivables, net	Loans, forgivable loans and other receivables from employees and partners, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, January 1, 2022	$0.7	$1.7	$—	$2.4
Current-period provision for expected credit losses	0.9	0.4	5.5	6.8
Ending balance, March 31, 2022	$1.6	$2.1	$5.5	$9.2

	Accrued commissions and other receivables, net	Loans, forgivable loans and other receivables from employees and partners, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, January 1, 2021	$1.0	$1.6	$—	$2.6
Current-period provision for expected credit losses	—	0.2	—	0.2
Ending balance, March 31, 2021	$1.0	$1.8	$—	$2.8
For the three months ended March 31, 2022, there was an increase of $0.9 million in the CECL reserve against “Accrued commissions and other receivables, net,” which reflected the downward credit rating migration of certain receivables in the portfolio, which included a $0.5 million reserve related to Russia's Invasion of Ukraine, bringing the CECL reserve recorded pertaining to “Accrued commissions and other receivables, net” to $1.6 million as of March 31, 2022. There was no change in the CECL reserve recorded pertaining to “Accrued Commissions and other receivables, net” for the three months ended March 31, 2021.
For the three months ended March 31, 2022 and 2021, there were increases of $0.4 million and $0.2 million, respectively, in the CECL reserve record pertaining to “Loans, forgivable loans and other receivables from employees and partners, net” as a result of employee terminations, bringing the CECL reserve recorded pertaining to “Loans, forgivable loans and other receivables from employees and partners, net” to $2.1 million as of March 31, 2022.
For the three months ended March 31, 2022, there was an increase of $5.5 million in the CECL reserve against “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” which reflected the downward credit rating migration of certain unsettled trades related to Russia's Invasion of Ukraine, bringing the CECL reserve recorded pertaining to “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” to $5.5 million as of March 31, 2022. There was no change in the CECL reserve recorded pertaining to “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” for the three months ended March 31, 2021.
27.    Subsequent Events
First Quarter 2022 Dividend
On April 28, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.01 per share for the first quarter of 2022, payable on June 2, 2022 to BGC Class A and Class B common stockholders of record as of May 19, 2022.

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
The objective of this Management’s Discussion and Analysis is to allow investors to view the Company from management’s perspective, considering items that would have a material impact on future operations. This discussion summarizes the significant factors affecting our results of operations and financial condition as of and during the three months ended March 31, 2022 and 2021. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this report.
OVERVIEW AND BUSINESS ENVIRONMENT
We are a leading global financial brokerage and technology company servicing the global financial markets.
Through brands including BGC®, Fenics®, GFI®, Sunrise Brokers™, Poten & Partners®, and RP Martin™, among others, our businesses specialize in the brokerage of a broad range of products, including fixed income such as government bonds, corporate bonds, and other debt instruments, as well as related interest rate derivatives and credit derivatives. Additionally, we provide brokerage products across FX, Equities, Energy and Commodities, Shipping, and Futures and Options. We recently announced our plans to develop new and comprehensive cryptocurrency brokerage offerings. Our businesses also provide a wide variety of services, including trade execution, connectivity solutions, brokerage services, clearing, trade compression, and other post-trade services, information, and other back-office services to a broad assortment of financial and non-financial institutions.
Our integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use voice, hybrid, or in many markets, fully electronic brokerage services in connection with transactions executed either OTC or through an exchange. Through our Fenics® group of electronic brands, we offer a number of market infrastructure and connectivity services, fully electronic marketplaces, and the fully electronic brokerage of certain products that also may trade via Voice and Hybrid execution. The full suite of Fenics® offerings includes fully electronic and hybrid brokerage, market data and related information services, trade compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions. Fenics® brands also operate under the names Fenics®, FMX™, Fenics Markets Xchange™, Fenics Futures Exchange™, Fenics UST™, Fenics FX™, Fenics Direct™, Fenics MID™, Fenics Market Data™, Fenics GO™, Fenics PortfolioMatch™, kACE2®, and Lucera®.
BGC, BGC Partners, BGC Trader, GFI, GFI Ginga, CreditMatch, Fenics, Fenics.com, FMX, Sunrise Brokers, Poten & Partners, RP Martin, kACE2, Capitalab, Swaptioniser, CBID, Aqua, and Lucera are trademarks/service marks, and/or registered trademarks/service marks of BGC Partners, Inc. and/or its affiliates.
Our customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, and investment firms. We have dozens of offices globally in major markets including New York and London, as well as in Bahrain, Beijing, Bermuda, Bogotá, Brisbane, Buenos Aires, Chicago, Copenhagen, Dubai, Dublin, Frankfurt, Geneva, Hong Kong, Houston, Istanbul, Johannesburg, Madrid, Melbourne, Mexico City, Miami, Milan, Monaco, Nyon, Paris, Rio de Janeiro, Santiago, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tel Aviv, Tokyo, Toronto, and Zurich.
As of March 31, 2022, we had approximately 2,050 brokers, salespeople, managers, technology professionals and other front-office personnel across our businesses.
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
The following table summarizes the impact of the Futures Exchange Group acquisition to the Company's unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 (in thousands, except per share amounts):

	Three Months Ended March 31, 2021
	As Previously Reported	Retrospective Adjustments	As Adjusted
Income (loss) from operations before income taxes	$74,064	$(549)	$73,515
Consolidated net income (loss)	59,125	(549)	58,576
Net income (loss) attributable to noncontrolling interest in subsidiaries	16,034	(174)	15,860
Net income (loss) available to common stockholders	43,091	(375)	42,716
Basic earnings (loss) per share	0.12	(0.01)	0.11
Diluted earnings (loss) per share	0.11	—	0.11
Additionally, the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), unaudited Condensed Consolidated Statements of Cash Flows and unaudited Condensed Consolidated Statements of Changes in Equity have been adjusted to reflect these retrospective adjustments.
During the three months ended March 31, 2022, we changed the name of the brokerage product line formerly labeled as “Equity derivatives and cash equity” to “Equities” to better align the caption with the underlying activity. The change did not result in any reclassification of revenues and had no impact on the Company’s Total brokerage revenues.
Fenics
For the purposes of this document and subsequent SEC filings, all of our higher margin, technology-driven businesses are referred to as Fenics. In the first quarter of 2021, we began to categorize our Fenics businesses as Fenics Markets and Fenics Growth Platforms and we have conformed our prior period comparisons of the components of our Fenics business to this new categorization. Fenics Markets includes the fully electronic portion of BGC’s brokerage businesses, data, software and post-trade revenues that are unrelated to Fenics Growth Platforms, as well as Fenics Integrated revenues. Fenics Growth Platforms includes Fenics UST, Fenics GO, Lucera, Fenics FX and other newer standalone platforms. Revenue generated from data, software and post-trade attributable to Fenics Growth Platforms are included within their related businesses.
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
The combination of wider adoption of hybrid and fully electronic execution and our competitive advantage in terms of technology and experience has contributed to our strong growth in electronically traded products. We continue to invest in our high-growth, high-margin, technology-driven businesses, including our standalone fully electronic Fenics Growth Platforms. Fenics has exhibited strong growth over the past several years, and we believe that this growth has outpaced the wholesale brokerage industry. We expect this trend to accelerate as we continue to convert more of our Voice/Hybrid execution into higher-margin, technology-driven execution across our Fenics platforms and continue to grow our Fenics Growth Platforms.

We expect to benefit from the trend towards electronic trading, increased demand for market data, and the need for increased connectivity, automation, and post-trade services. We continue to onboard new customers as the opportunities created by electronic and algorithmic trading continue to transform our industry. We continue to roll out our next-gen Fenics execution platforms across more products and geographies with the goal of seamlessly integrating the liquidity of voice transactions with customer electronic orders either by a GUI, API, or web-based interface. We expect to have continued success converting Voice/Hybrid desks over time as we roll out these platforms across more products and geographies.
We continue to invest in our Fenics Growth Platforms, which currently include:
•Fenics UST, one of the largest CLOB platforms for U.S. Treasuries, had revenue growth of 52% driven by marketing leading ADV growth of over 18%, new product offerings, and more traders using the platform. Fenics UST CLOB market share increased approximately 320 basis points from a year ago to 20% in the first quarter. CLOB market share is from Greenwich Associates and BGC’s internal estimates. From the third quarter of 2021 onward, Greenwich Associates updated its methodology for calculating CLOB market share to more accurately reflect CLOB-only trading volumes. Fenics UST is estimated to have saved our clients an estimated $33 million in the first quarter and $302 million from January 2019 through March 2022. As of the end of the first quarter, all Fenics UST customers are paying to transact on the platform, which is expected to support revenue growth throughout 2022.
•Lucera, our infrastructure and software business, offers the trading community direct connectivity to each other. Lucera has a fully built, scalable infrastructure that provides clients electronic trading connectivity with their counterparties within days, as opposed to months, and at a significantly lower cost. Lucera is comprised of two main business lines, LUMEMarkets and LuceraConnect. LUMEMarkets is our low latency aggregator, providing a single access point across multiple fragmented marketplaces and exchanges (FX, Rates, Futures and Credit markets). LuceraConnect provides on-demand connectivity to over one thousand endpoints across buy-side clients, trading firms, marketplaces, and exchanges. LuceraConnect has quickly become the industry standard for the FX market and is rapidly expanding in other asset classes. Lucera also supports the distribution of Fenics trading platforms, including Fenics UST, Fenics FX and Fenics MIDFX. In the first quarter of 2022, Lucera continued its strong growth trajectory with its revenue improving 56% year-over-year. This growth was driven by onboarding two large global investment banks, the expansion of existing relationships, and adding new cryptocurrency clients. Lucera is providing connectivity to the world's deepest crypto liquidity pools via its world-class infrastructure. During the first quarter, Lucera added connectivity to an additional 19 cryptocurrency venues and liquidity providers.
•Fenics FX, our ultra-low latency electronic FX trading platform, had a record quarter and continued to generate strong double-digit volume growth, driving revenue 47% higher versus last year, outpacing FX ECN peers and the overall market.
•Fenics GO, our global options electronic trading platform, saw revenue increase over five-fold from a year ago, driven by the integration of MatchBox, as well as market share gains across Hang Seng Chinese Enterprise Index (HSCEI) and Korea Composite Stock Price Index (KOSPI) options.
•Fenics' Credit offering, Portfolio Match, our recently deployed session-based, matching platform, currently supports U.S. and European investment grade credit, as well as European high yield credit sessions.
•Our expanded Fenics FX platforms, which has businesses included under both Fenics Markets and Fenics Growth Platforms, including MIDFX, Spot FX and FX Options, and non-deliverable forwards.
•Capitalab, which has businesses included under both Fenics Markets and Fenics Growth Platforms.
Revenue growth from Fenics Growth Platforms continued to outpace the overall business and industry. Fenics Growth Platforms revenue grew 23.5% to $13.1 million in the first quarter of 2022. Collectively, our newer Fenics Growth Platform offerings, such as those listed above, are not yet fully up to scale, but continue to grow at marketing leading rates. Over time, we expect these new products and services to become profitable, high-margin businesses as their scale and revenues increase, all else equal.
Fenics Markets notable highlights for the first quarter of 2022 include:
•Fenics MIDFX, our leading wholesale FX hedging platform, continued to generate solid double-digit volume and revenue growth across spot FX and Asian NDFs. March 2022 also marked a record revenue month for the business, as heightened FX volatility attracted record volumes to the platform as large global banks looked to hedge FX risk on Fenics MID's highly efficient, risk neutral platform.
•Fenics Market Data signed 47 new contracts during the first quarter with the total contracted value increasing 63% compared to last year. Fenics Market Data continued to see strong demand for its Rates and Regulatory

Services data packages, with additional products to be added throughout 2022. Fenics Market Data, which has a highly recurring and compounding subscription revenue model, grew over 21% year-over-year.
•Fenics Direct, our web-delivered multi-dealer FX options platform, nearly doubled its ADV in the first quarter driving revenue 101% higher versus the prior period.
•Capitalab's NDF Match business, which helps clients reduce foreign exchange exposure, continued to capture market share driving double-digit volume and revenue growth versus a year ago.
Fenics Markets revenue grew 15.7% to $112.3 million in the first quarter of 2022 compared to the year prior.
Revenues in our Fenics businesses increased 16.4% to $125.3 million for the three months ended March 31, 2022 compared to the prior year period. Within our Fenics businesses, Fenics Markets revenue grew to $112.3 million, and Fenics Growth Platforms increased 23.5% to $13.1 million. Fenics Markets had a pre-tax margin of 34.2% in the first quarter of 2021.
Total revenues from our high-margin data, software, and post-trade business, which is predominately comprised of recurring revenue, were up 9.7% for the three months ended March 31, 2022 over the prior year period and Fenics brokerage revenues increased by 18.2% to $101.2 million for the three months ended March 31, 2022. Going forward, we expect Fenics to become an even more valuable part of BGC as it continues to grow. We continue to analyze how to optimally configure our Voice/Hybrid and fully electronic businesses.
FMX
We continued to make significant progress with FMX, which combines Fenics UST’s leading cash U.S. Treasury business with a state-of-the-art U.S. Interest Rates futures platform. FMX, partnering with LCH, will deliver a comprehensive and efficient cross margining platform across U.S. dollar based futures and Interest Rate Swaps. Beginning in the fourth quarter of 2022, FMX Futures will offer client an alternative U.S. Rates futures platform for U.S. Treasury, Eurodollar, and SOFR futures products.
Cryptocurrency Initiatives
We are progressing on our comprehensive cryptocurrency offering, which includes the expansion of Lucera's infrastructure across the cryptocurrency ecosystem, leveraging the Company's wholesale global electronic trading network to connect the world's largest capital markets participants to the exchanges and market makers of this asset class. Lucera is now connected to 26 of the deepest cryptocurrency liquidity pools with a strong pipeline of additional clients, venues, and digital custodians to be added throughout 2022. Additionally, we will be expanding our electronic and Voice / Hybrid cryptocurrency execution capabilities globally. During the first quarter, the Company brokered the first ever block trade of Micro Bitcoin options on CME. kACE also added new clients to its cryptocurrency options offering, which leverages its award-winning Analytics, Pricing and Distribution software.

Possible Corporate Conversion
The Company continues to explore a possible conversion into a simpler corporate structure. Our Board and applicable committees are reviewing the potential structure with their advisors and a decision on whether to move forward is expected by the end of the second quarter of 2022.
Cost Reduction Program
The Company is continuing to examine how best to operate our business with the goal of creating efficiencies and reducing expenses. During the first quarter of 2020, we implemented a $35.0 million cost reduction program to reduce our compensation-related cost base and streamline our operations. The Company incurred $1.7 million of U.S. GAAP compensation charges for the quarter ended March 31, 2021, as a result of continuing to examine how best to operate our business and working to further streamline our operations. U.S. GAAP items recorded include:
•Certain severance charges incurred in connection with headcount reductions as part of a broad cost reduction program; and
•Certain compensation and non-compensation-related charges incurred as part of a broad cost reduction program. Such U.S. GAAP items may include charges for exiting leases and/or other long-term contracts as part of cost-saving initiatives.

Insurance Disposition
On November 1, 2021, the Company successfully completed the Insurance Business Disposition and, after closing adjustments, received $534.9 million in gross cash proceeds, subject to limited post-closing adjustments. The investment in the Insurance brokerage business generated an internal rate of return of 21.2% for our shareholders. The sale of the business did not represent a strategic shift that would have a major effect on the Company’s operations and financial results and was, therefore, not classified as discontinued operations. CF&Co served as advisor to the Company in connection with the transaction, and as a result, $4.4 million of banking fees was paid to Cantor upon closing of the transaction. For further information regarding the sale of our Insurance brokerage business, please see our Current Report on Form 8-K filed with the SEC on November 1, 2021 as well as Note 5—“Divestitures” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. The Insurance brokerage business contributed $52.4 million in total revenues for the three months ended March 31, 2021.
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
Other Matters
In February 2022, the U.S., U.K., EU, and other countries imposed sanctions on Russian counterparties, and as a result BGC has ceased trading with those clients. The Company derived less than one percent of total revenue from its Moscow branch and sanctioned Russian counterparties. Additionally, the Company has reserved $6 million for the three months ended March 31, 2022, in connection with unsettled trades and receivables with sanctioned Russian entities.
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
From mid-2016 until the first quarter of 2020, the overall financial services industry benefited from sustained economic growth, lower unemployment rates in most major economies, higher consumer spending, the modification or repeal of certain U.S. regulations, and higher overall corporate profitability. The trend towards digitalization and electronification within the industry contributed to higher overall volumes and transaction count in fully electronic execution. From the second quarter of 2020 onward, concerns about the future trade relationship between the U.K. and the EU after Brexit, a slowdown in global growth driven by the outbreak of COVID-19, and an increase in trade protectionism were tempered by monetary and fiscal stimulus. During 2021, as the global economy recovered from the COVID-19 pandemic, higher inflation across the U.S. and other G8 countries led many central banks to begin and/or announce tapering and unwinding of asset purchases under quantitative easing programs, as well as implement interest rate hikes. We believe BGC is well positioned as the market acclimates to the pace of rising interest rates and inflation and expect tailwinds in our Rates business in the latter half of 2022.

Impact of COVID-19
In recent years, we have been adversely affected as a result of COVID-19 and its impact on the macroeconomic environment. For example, surges in global COVID-19 cases caused market-wide disruptions, particularly across our Voice/Hybrid business in December 2021. During the COVID-19 pandemic, our fully electronic businesses have been a key growth driver and competitive advantage as many of our brokers and clients have adapted to working remotely. Additional information with respect to the impact of COVID-19 on our businesses, results of operations and human capital resources is contained elsewhere in this report.
Impact of COVID-19 on Employees
As a global intermediary to financial markets, BGC is considered an essential business in many of its various global locations where key employees are thus able to operate out of its primary offices around the world. We have nonetheless taken proactive measures intended to protect our employees and clients during this global pandemic. These policies and practices seek to protect the health, safety and welfare of our workforce while enabling employees to maintain a high level of performance. Certain of these items are summarized below:
•The vast majority of front-office personnel are working in a firm office and most BGC Shared Service and Technology employees are attending work in the office several days a week, while working remotely the other part of the week. We follow all applicable laws and regulations to ensure both compliance with the COVID-19 requirements and the safety of our employees.
•We update our COVID-19 policies and FAQs on a regular basis; they are also posted on the Company's intranet sites.
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
Voice/Hybrid and/or Higher-Margin, Technology-Driven Fenics Businesses
We recorded total revenue of $506.5 million, 1.7% lower than a year ago, excluding Insurance.
For the three months ended March 31, 2022, Fenics revenues increased 16.4% driven by a $15.2 million, or 15.7%, increase in Fenics Markets and a $2.5 million, or 23.5%, increase in Fenics Growth Platforms.
Certain key items are summarized below:
•Revenues across Rates, Credit, FX, Equities, Energy and Commodities are generally correlated with corresponding industry volumes.
•Rising interest rates and volatility drove trading activity higher in short-duration U.S. Rates products, however, a flattening U.S. yield curve weighed significantly on medium- and long-term cash Rates and Interest Rate Swap volumes during the quarter.
•Energy & Commodities generated solid revenue growth, driven by strong performance in BGC's environmental brokerage business and heightened volatility across the energy markets.
•Uncertainty around global energy supplies led to large price rallies and volatility in these products, which increased secondary market trading volumes.
We expect record levels of global debt issuance, interest rate volatility, tapering and unwinding of central bank asset purchases to provide tailwinds to our Rates business going forward.
Overall Fenics

•BGC’s Fenics revenues increased 16.4% in the first quarter of 2022 compared to the prior year.
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
Expenses
BGC’s compensation expenses decreased in the first quarter of 2022 primarily due to the sale of Insurance and cost reduction initiatives. BGC’s non-compensation expenses decreased due to lower occupancy and equipment expense due to the sale of Insurance, as well as lower interest and communications expenses. These expense reductions were partially offset by higher selling and promotion charges, as COVID-19 restrictions have relaxed across many of the major geographies in which BGC operates.
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
Capital and Liquidity
On April 28, 2022, our Board declared a $0.01 dividend for the first quarter of 2022. Additionally, BGC Holdings continues to have reduced distributions to or on behalf of its partners. The distributions to or on behalf of partners will at least cover their related tax payments. Whether any given post-tax amount is equivalent to the amount received by a stockholder also on an after-tax basis depends upon stockholders’ and partners’ domiciles and tax status. Our 2022 capital allocation priorities are to return capital to stockholders and to continue investing in our high growth Fenics businesses. Historically, we were deeply dividend-centric; going forward, we plan to prioritize share and unit repurchases over dividends and distributions.
For further information on the balance sheet, liquidity and capital, see “Liquidity and Capital Resources” herein.
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
See “Regulation” included in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information related to our regulatory environment.
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
Additionally, there has been an increase in acquisitions of OTC trading platforms by exchanges and electronic marketplaces such as ICE buying BondPoint, Deutsche Börse buying 360T, and CBOE buying Hotspot, MarketAxess buying LiquidityEdge, Tradeweb buying Nasdaq U.S. Fixed Income Electronic Trading Platform, LSEG acquiring Quantile, etc. We view the recent consolidation in the industry favorably, as we expect it to provide additional operating leverage to our businesses in the future.
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
Rates volumes in particular are influenced by market volumes and, in certain instances, volatility. Historically low and negative interest rates, as well as central bank quantitative easing programs across the globe have significantly reduced the overall trading appetite for rates products. Such programs have depressed rates volumes because they entail central banks buying government securities or other securities in the open market in an effort to promote increased lending and liquidity and bring down long-term interest rates. When central banks hold these instruments, they tend not to trade or hedge, thus lowering rates volumes across cash and derivatives markets industry-wide. Following the market dislocation and ongoing pandemic, major central banks such as the U.S. Federal Reserve, ECB, Bank of Japan, Bank of England, and Swiss National Bank restarted quantitative easing programs in 2020. While inflationary concerns have recently resulted in rising interest rates and tapering and/or unwinding of central bank asset purchases, interest rates remain low by historic standards. Recent actions by central banks have introduced rates volatility in the U.S. and other G8 countries, however, trading activity in the first quarter of 2022 was primarily concentrated in shorter duration rates products, with lower year-over-year volumes across medium- and long-term cash rates products and IRS.
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
During the three months ended March 31, 2022, industry volumes were higher across short-term Rates, Credit derivatives, Energy & Commodities, and European Equities. They were generally lower across medium- and long-term Rates, cash Credit, and U.S. Equities. Global FX volumes were generally mixed. BGC’s brokerage revenues, excluding Insurance, were down by 1.9% year-on-year in the quarter. Below is an expanded discussion of the volume and growth drivers of our various brokerage product categories.
Rates Volumes and Volatility
Our Rates business is influenced by a number of factors, including global sovereign issuances, secondary trading and the hedging of these sovereign debt instruments. The amount of global sovereign debt outstanding remains at historically high levels; the level of secondary trading and related hedging activity was mixed during the first quarter of 2022 compared to the prior year period. According to Bloomberg and the Federal Reserve Bank of New York, the average daily volume of U.S. Treasuries with maturities less than three years were up 29%, while volumes for maturities six years and greater decreased by 10%. IRS volumes traded on SEF were down 35% compared to the first quarter of 2021, according to Clarus. In comparison, our revenue from Fenics Rates increased 6.5%, while our overall Rates revenues were down 1.8% as compared to a year earlier to $158.8 million.
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
Overall, analysts and economists expect the absolute level of sovereign debt outstanding to remain at elevated levels for the foreseeable future as governments finance their future deficits and roll over their sizable existing debt. Additionally, yields on benchmark U.S. Treasuries exhibited volatility during the first quarter of 2022 on inflation concerns and the central bank tapering plans. The tapering and/or unwinding of asset purchases by central banks, interest rate hikes, along with elevated levels of government debt issuance, are expected to provide tailwinds to our Rates business in the latter half of 2022.
FX Volumes and Volatility
Global FX volumes were generally mixed during the first quarter of 2022. Volumes for CME FX futures and options and CME EBS spot FX were up 6% and down 6%, respectively, whereas Refinitiv was up 3%, during the quarter. In comparison, revenue from our Fenics FX platforms increased 50.8%, while our overall FX revenues decreased by 4.1% to $80.0 million.
Equities Volumes
Global equity volumes were generally mixed during the first quarter of 2022. Research from Raymond James indicated that the average daily volumes of U.S. cash equities and U.S. options were down 12% and up 1%, respectively, as compared to a year earlier, while average daily volume of European cash equities shares were up 31% (in notional value). Over the same timeframe, Eurex average daily volumes of equity derivatives were up 16% while Euronext equity derivative index volumes increased by 36%. BGC’s equity business primarily consists of equity derivatives. Our overall revenues from Equities decreased by 4.7% to $67.1 million.
Credit Volumes
Our Credit business is impacted by the level of global corporate bond issuance, and the direction of interest rates. Global credit derivative market turnover has declined over the last few years due to the introduction of rules and regulations around the clearing of credit derivatives in the U.S. and elsewhere, along with non-uniform regulation across different geographies. In addition, many of our large bank customers continue to reduce their inventory of bonds and other credit products in order to comply with Basel III and other international financial regulations. During the first quarter of 2022, primary dealer average daily volume for corporate bonds (excluding commercial paper) was down by 9% according to Bloomberg and the Federal Reserve Bank of New York. Total notional traded credit derivatives as reported by the International Swaps and Derivatives Association — a reflection of the OTC derivatives market — were up by 70%, from a year earlier. In comparison, our overall Credit revenues decreased by 6.8% to $83.9 million.

Energy and Commodities
Energy and commodities volumes were generally higher during the first quarter of 2021 compared with the year earlier. CME and ICE energy futures and options volumes were both up 6%, driven by heightened volatility across the energy markets. In comparison, BGC’s energy and commodities revenues increased by 8.6% to $82.4 million.
Insurance Brokerage
The overall Insurance brokerage business, which we sold to The Ardonagh Group on November 1, 2021, included Ed Broking and Besso, as well as our aviation and space insurance brokerage business, Piiq. The pre-tax loss relating to Insurance was $0.4 million for the three months ended March 31, 2021. Insurance posted total revenues of $52.4 million for the first quarter of 2021.
REGULATORY ENVIRONMENT
See “Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for additional information related to our regulatory environment.
LIQUIDITY
See “Liquidity and Capital Resources” herein for information related to our liquidity and capital resources.
HIRING AND ACQUISITIONS
Key drivers of our revenue are front-office producer headcount and average revenue per producer. We believe that our strong technology platform and unique compensation structure have enabled us to use both acquisitions and recruiting to profitably grow at a faster rate than our largest competitors since our formation in 2004. Beginning in 2020, we have reduced front office headcount with a focus on underperforming or less profitable brokers, which has improved our average revenue per producer.
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
As of March 31, 2022, our front-office headcount was approximately 2,050 brokers, salespeople, managers, technology professionals and other front-office personnel, down 9% from approximately 2,250 a year ago. Compared to the prior year period, on a trailing twelve-month basis, average revenue per front-office employee for the three months ended March 31, 2022, increased by 9% to $825 thousand from $755 thousand.
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
FINANCIAL HIGHLIGHTS
For the three months ended March 31, 2022, we had income from operations before income taxes of $45.4 million compared to $73.5 million in the year earlier period. Total revenues for the three months ended March 31, 2022, decreased $61.1 million, or 10.8%, to $506.5 million. This decrease was largely a result of the sale of the Insurance brokerage business on November 1, 2021, which generated $52.4 million in revenues during the three months ended March 31, 2021. The decrease in total revenues was partially offset by a $26.7 million decrease in total compensation expenses and a $10.8 million decrease in total non-compensation expenses in the three months ended March 31, 2022. We continue to make excellent progress with respect to our investments in Fenics. Our Fenics growth accelerated during the first quarter of 2022, with revenues increasing by 16.4% and represented a record 24.7% of our total revenues, increasing from 20.9% in the first quarter of 2021, excluding the Insurance brokerage business. The growth in our Fenics platforms continued to significantly outpace the overall business as we added new clients and expanded our product offerings. As we continue to grow our higher margin businesses, we are well positioned for increased profitability.
Brokerage revenues for the three months ended March 31, 2022 decreased by $61.7 million, or 11.6%, to $472.3 million compared to the same period in 2021. The decrease in our brokerage revenues was primarily driven by the sale of the Insurance brokerage business on November 1, 2021, which generated $52.4 million in revenues during the three months ended March 31, 2021. Brokerage revenues, excluding the Insurance brokerage business, decreased $9.3 million, or 1.9%, to $472.3 million, which was driven by a decrease across all products excluding Energy and commodities. Energy and commodities generated solid revenue growth during the three months ended March 31, 2022, an increase of $6.5 million, or 8.6%, to $82.4 million, driven by strong performance in our environmental brokerage business and heightened volatility across the energy complex. Credit revenues decreased by $6.1 million, or 6.8%, to $83.9 million, and our revenues from FX decreased by $3.4 million, or 4.1%, to $80.0 million for the three months ended March 31, 2022, which was primarily due to significantly lower industry-wide trading volumes. Rates revenues decreased by $3.0 million, or 1.8%, to $158.8 million for three months ended March 31, 2022, due to challenging market conditions across medium- and long-term Rates products, such as Interest Rate Swap industry SEF volumes were down 35% compared to last year. Revenues from Equities decreased by $3.3 million, or 4.7%, to $67.1 million for the three months ended March 31, 2022, primarily driven by decline in U.S. equity derivatives.
Beginning in the first quarter of 2021, BGC categorized its Fenics businesses as Fenics Markets and Fenics Growth Platforms. Fenics Markets includes the Fully Electronic portions of BGC’s brokerage businesses, data, software and post-trade revenues that are unrelated to Fenics Growth Platforms, as well as Fenics Integrated revenues. Fenics Growth Platforms includes Fenics UST, Fenics GO, Lucera, Fenics FX and other newer standalone platforms. Revenues generated from data, software and post-trade attributable to Fenics Growth Platforms are included within their related businesses. Fenics Markets and Fenics Growth Platforms compete with companies such as CME, Tradeweb and MarketAxess. Fenics Markets revenues comprised $112.3 million, an improvement of $15.2 million, or 15.7%, which reflected higher conversion of Voice and Hybrid execution to Fenics brokerage, increased contribution from Fenics Integrated, and strong growth across Rates, FX and Market Data. Fenics Growth Platforms revenues comprised $13.1 million, an increase of $2.5 million, or 23.5%, driven by strong growth in Fenics UST, Lucera, Fenics FX and Fenics GO. During the second quarter of 2020, we introduced Fenics Integrated, which seamlessly integrates hybrid liquidity with customer electronic orders. We believe that Fenics Integrated will enhance profit margins by further incentivizing the Company’s brokers and clients to automate execution. We believe that Fenics Integrated will create superior real-time information, improving the robustness and value of Fenics Market Data, which will accelerate our growth. As we expand our product offerings, optimize our commercial agreements, and add new clients across our electronic platforms, we continue to expect profitability in our Fenics Growth Platforms. We continued to make significant progress with FMX, which combines Fenics UST's leading U.S. Treasury business with a state-of-the-art U.S. Interest Rates futures platform. FMX, partnering with LCH, will delver a comprehensive and efficient cross margining platform across U.S. dollar based futures and Interest Rate Swaps. Beginning in the fourth quarter of 2022, FMX Futures will offer clients an alternative U.S. Rates futures platform for U.S. Treasury, Eurodollar, and SOFR futures products. BGC is progressing on its comprehensive cryptocurrency offering, which includes the expansion of Lucera's infrastructure across the cryptocurrency ecosystem, leveraging the Company's wholesale global electronic trading network to connect the world's largest capital markets participants to the exchanges and market makers of this asset class. Lucera is now connected to 26 of the deepest cryptocurrency liquidity pools with a strong pipeline of additional clients, venues, and digital custodians to be added throughout 2022. Additionally, BGC is expanding its electronic and Voice/Hybrid cryptocurrency execution capabilities globally. During the first quarter, BGC brokered the first ever block trade of Micro Bitcoin options on CME. kACE also added new clients to its cryptocurrency options offerings, which leverage its award winning Analytics, Pricing and Distribution software.

Total expenses for the three months ended March 31, 2022 decreased $37.5 million to $463.4 million compared to the prior year period, primarily due to a $26.7 million decrease in total compensation expenses. Within total compensation, our Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $24.4 million to $57.9 million due to an increase in charges related to grants of exchangeability and issuance of shares of BGC Class A common stock, while expenses for Compensation and employee benefits decreased by $51.1 million to $257.3 million primarily due to the sale of the Insurance brokerage business on November 1, 2021 and cost reduction initiatives. The $10.8 million decrease in non-compensation expenses was primarily driven by lower occupancy and equipment expense due to the sale of the Insurance brokerage business, lower interest expense recorded on the 5.125% Senior Notes due to repayment in full on May 27, 2021, as well as lower communications expenses. These expense reductions were partially offset by higher selling and promotion charges, as COVID-19 restrictions have relaxed across many of the major geographies in which we operate.
Total other income (losses), net for the three months ended March 31, 2022 decreased $4.6 million, to $2.3 million compared to the prior year period, primarily due to a gain recognized on a litigation resolution in the first quarter of 2021, a decrease related to mark-to-market movements on other assets, and a decrease in other recoveries related to the Insurance brokerage business, partially offset by an increase related to gains on equity method investments in the three months ended March 31, 2022.
In addition, for the three months ended March 31, 2022, income from operations before income taxes decreased by $59.4 million, to $45.4 million, compared to income from operations before income taxes of $104.8 million for the three months ended December 31, 2021. Total revenues for the three months ended March 31, 2022 increased by $44.9 million, or 9.7%, to $506.5 million. This was principally a result of a $49.4 million increase in brokerage revenues, which was largely driven by an increase of $27.1 million in Rates revenues, a $17.9 million increase in Credit, a $10.9 million increase in Energy and commodities, a $7.9 million increase in FX, and a $5.5 million increase in Equities, partially offset by a decrease of $19.9 million in revenues from the Insurance brokerage business. Total expenses for the three months ended March 31, 2022 decreased $216.3 million, to $463.4 million, compared to the three months ended December 31, 2021, primarily due to a $205.6 million decrease in total compensation expenses, and a $10.8 million decrease in non-compensation expenses. Within total compensation expenses, our Compensation and employee benefits decreased $177.5 million, or 40.8%, to $257.3 million, primarily due to the sale of the Insurance brokerage business in the three months ended December 31, 2021, which included one-off compensation charges and sale related expenses totaling $168.6 million, the majority of which was non-cash, partially offset by the impact of higher commissionable revenues on variable compensation. Expenses for Equity-based compensation and allocations of net income to limited partnership units and FPUs decreased by $28.0 million, or 32.6%, to $57.9 million due to a decrease in charges related to grants of exchangeability and issuance of shares of BGC Class A common stock. The $10.8 million decrease in non-compensation expenses was primarily driven by lower occupancy and equipment expense due to a decrease in fixed asset impairments and due to the sale of the Insurance brokerage business, as well as lower interest expense and other expenses. Total other income (losses), net for the three months ended March 31, 2022 decreased $320.6 million, to $2.3 million compared to the three months ended December 31, 2021, primarily due to a $312.9 million gain on sale of the Insurance brokerage business in the fourth quarter of 2021, a decrease in other recoveries and a decrease related to mark-to-market movements on other assets.
On April 28, 2022, our Board declared a $0.01 dividend for the first quarter of 2022. Additionally, BGC Holdings continues to have reduced distributions to or on behalf of its partners. The distributions to or on behalf of partners will at least cover their related tax payments. Whether any given post-tax amount is equivalent to the amount received by a stockholder also on an after-tax basis depends upon stockholders’ and partners’ domiciles and tax status. Our 2022 capital allocation priorities are to return capital to stockholders and to continue investing in its high growth Fenics businesses. Historically, we were deeply dividend-centric; going forward, we plan to prioritize share and unit repurchases over dividends and distributions.

RESULTS OF OPERATIONS
The following table sets forth our unaudited Condensed Consolidated Statements of Operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022		2021
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$356,664	70.4%	$435,220	76.7%
Principal transactions	115,601	22.8	98,763	17.4
Total brokerage revenues	472,265	93.2	533,983	94.1
Fees from related parties	3,317	0.7	3,785	0.7
Data, software and post-trade	24,127	4.8	21,986	3.9
Interest and dividend income	2,435	0.5	3,038	0.5
Other revenues	4,320	0.8	4,784	0.8
Total revenues	506,464	100.0	567,576	100.0
Expenses:
Compensation and employee benefits	257,268	50.8	308,343	54.3
Equity-based compensation and allocations of net income to limited partnership units and FPUs¹	57,876	11.4	33,495	5.9
Total compensation and employee benefits	315,144	62.2	341,838	60.2
Occupancy and equipment	38,663	7.6	48,390	8.5
Fees to related parties	5,725	1.1	5,382	0.9
Professional and consulting fees	15,631	3.1	16,206	2.9
Communications	27,891	5.5	29,810	5.3
Selling and promotion	10,938	2.2	7,488	1.3
Commissions and floor brokerage	17,343	3.4	17,929	3.2
Interest expense	14,303	2.8	17,853	3.1
Other expenses	17,775	3.6	16,037	2.8
Total expenses	463,413	91.5	500,933	88.2
Other income (losses), net:
Gains (losses) on equity method investments	2,803	0.6	1,466	0.2
Other income (loss)	(496)	(0.1)	5,406	1.0
Total other income (losses), net	2,307	0.5	6,872	1.2
Income (loss) from operations before income taxes	45,358	9.0	73,515	13.0
Provision (benefit) for income taxes	14,657	2.9	14,939	2.7
Consolidated net income (loss)	$30,701	6.1%	$58,576	10.3%
Less: Net income (loss) operations attributable to noncontrolling interest in subsidiaries	4,729	1.0	15,860	2.8
Net income (loss) available to common stockholders	$25,972	5.1%	$42,716	7.5%
____________________________
1The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Three Months Ended March 31,
	2022		2021
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and grants of exchangeability	$30,135	5.9%	$7,854	1.4%
Allocations of net income	3,690	0.7	5,631	1.0
LPU amortization	19,023	3.8	17,094	3.0
RSU amortization	5,028	1.0	2,916	0.5
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$57,876	11.4%	$33,495	5.9%
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Revenues

Brokerage Revenues
Total brokerage revenues decreased by $61.7 million, or 11.6%, to $472.3 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Commission revenues decreased by $78.6 million, or 18.0%, to $356.7 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Principal transactions revenues increased by $16.8 million, or 17.0%, to $115.6 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.
The decrease in total brokerage revenues was primarily driven by a decrease in revenues from Insurance, Credit, FX, Equities, and Rates, partially offset by an increase in revenues from Energy and commodities. The decreases in BGC’s brokerage revenues, excluding Energy and commodities, was primarily due to the sale of the Insurance brokerage business during the fourth quarter of 2021 and lower industry-wide trading volumes.
Our brokerage revenues from Insurance totaled $52.4 million for the three months ended March 31, 2021 as compared to no revenues for the three months ended March 31, 2022 as a result of the sale during the fourth quarter of 2021.
Our Credit revenues decreased by $6.1 million, or 6.8%, to $83.9 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This was primarily driven by significantly lower industry-wide trading volumes.
Our FX revenues decreased by $3.4 million, or 4.1%, to $80.0 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.
Our brokerage revenues from Equities decreased by $3.3 million, or 4.7%, to $67.1 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This decrease was primarily driven by a decline across U.S. equity derivatives.
Our brokerage revenues from Rates decreased by $3.0 million, or 1.8%, to $158.8 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This decrease was largely due to challenging market conditions across medium- and long-term Rates products, such as Interest Rate Swap industry SEF volumes were down 35% compared to last year.
Our brokerage revenues from Energy and commodities increased by $6.5 million, or 8.6%, to $82.4 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This increase was primarily led by BGC's leading environmental brokerage business, and heightened volatility across the energy complex.
Fees from Related Parties
Fees from related parties decreased by $0.5 million, or 12.4%, to $3.3 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This was primarily driven by a decrease in revenues in connection with services provided to Cantor.
Data, Software and Post-Trade
Data, software and post-trade revenues increased by $2.1 million, or 9.7%, to $24.1 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This increase was primarily driven by new business contracts and Lucera expanding their client base, partially offset by a decrease in revenues from post-trade services.
Interest and Dividend Income
Interest and dividend income decreased by $0.6 million, or 19.8%, to $2.4 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This decrease was primarily due to lower interest income earned on employee loans.
Other Revenues
Other revenues decreased by $0.5 million, or 9.7%, to $4.3 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This was primarily driven by a decrease in consulting income for Poten & Partners.
Expenses
Compensation and Employee Benefits

Compensation and employee benefits expense decreased by $51.1 million, or 16.6%, to $257.3 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The main driver of this decrease was primarily due to the sale of the Insurance brokerage business on November 1, 2021 and cost reduction initiatives.
Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $24.4 million, or 72.8%, to $57.9 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This was driven by an increase in grants of exchangeability and issuance of Class A common stock.
Occupancy and Equipment
Occupancy and equipment expense decreased by $9.7 million, or 20.1%, to $38.7 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This decrease was primarily due to the sale of the Insurance brokerage business during the fourth quarter of 2021, as well as a decrease in other rent and occupancy expenses.
Fees to Related Parties
Fees to related parties increased by $0.3 million, or 6.4%, to $5.7 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Fees to related parties are allocations paid to Cantor for administrative and support services (such as accounting, occupancy, and legal).
Professional and Consulting Fees
Professional and consulting fees decreased by $0.6 million, or 3.5%, to $15.6 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This decrease was primarily driven by the sale of the Insurance brokerage business during the fourth quarter of 2021.
Communications
Communications expense decreased by $1.9 million, or 6.4%, to $27.9 million for the three months ended March 31, 2022 as compared to three months ended March 31, 2021. As a percentage of total revenues, communications expense remained relatively unchanged from the prior year period.
Selling and Promotion
Selling and promotion expense increased by $3.5 million, or 46.1%, to $10.9 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This increase was primarily due to the impact of COVID-19 and the continued focus on tighter cost management during the three months ended March 31, 2021, which resulted in a significant reduction in travel and entertainment expenses.
Commissions and Floor Brokerage
Commissions and floor brokerage expense decreased by $0.6 million, or 3.3%, to $17.3 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Commissions and floor brokerage expense tends to move in line with brokerage revenues.
Interest Expense
Interest expense decreased by $3.6 million, or 19.9%, to $14.3 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This decrease was primarily driven by lower interest expense related to the 5.125% Senior Notes, which were repaid in May 2021.
Other Expenses
Other expenses increased by $1.7 million, or 10.8%, to $17.8 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, which was primarily due to a $6.0 million reserve recorded in the three months ended March 31, 2022 for a potential loss associated with Russia's Invasion of Ukraine, partially offset by a decrease in amortization expense on intangible assets, a decrease in general insurance expense driven by the sale of the Insurance brokerage business during the fourth quarter of 2021, and a decrease in settlements.
Other Income (Losses), net
Gains (Losses) on Equity Method Investments
Gains (losses) on equity method investments increased by $1.3 million, or 91.2%, to a gain of $2.8 million, for the three months ended March 31, 2022 as compared to a gain of $1.5 million for the three months ended March 31, 2021. Gains (losses) on equity method investments represent our pro-rata share of the net gains or losses on investments over which we have significant influence, but which we do not control.
Other Income (Loss)
Other income (loss) decreased by $5.9 million, or 109.2%, to a loss of $0.5 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This was primarily driven by a decrease related to a gain on a litigation resolution in the first quarter of 2021, a decrease related to mark-to-market movements on other assets, and a decrease in other recoveries related to the previously owned Insurance brokerage business.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes decreased by $0.3 million, or 1.9%, to $14.7 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The decrease is primarily driven by a decrease in pretax earnings as well as a change in the geographical and business mix of earnings, which can impact our consolidated effective tax rate from period-to-period.
Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries
Net income (loss) attributable to noncontrolling interest in subsidiaries decreased by $11.1 million, to $4.7 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.
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

	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Revenues:
Commissions	$356,664	$349,896	$367,016	$389,768	$435,220	$377,146	$352,027	$382,640
Principal transactions	115,601	73,004	73,997	81,997	98,763	73,687	65,182	99,453
Fees from related parties	3,317	3,356	3,470	4,245	3,785	4,857	8,814	6,562
Data, software and post-trade	24,127	24,137	22,238	21,602	21,986	20,860	21,523	20,139
Interest and dividend income	2,435	4,442	3,042	11,455	3,038	(783)	2,418	6,536
Other revenues	4,320	6,756	3,984	3,383	4,784	3,659	5,078	3,776
Total revenues	506,464	461,591	473,747	512,450	567,576	479,426	455,042	519,106
Expenses:
Compensation and employee benefits	257,268	434,807	257,604	270,586	308,343	258,866	244,648	283,949
Equity-based compensation and allocations of net income to limited partnership units and FPUs	57,876	85,889	78,490	58,290	33,495	80,515	33,007	27,819
Total compensation and employee benefits	315,144	520,696	336,094	328,876	341,838	339,381	277,655	311,768
Occupancy and equipment	38,663	46,724	46,049	47,159	48,390	47,763	45,924	47,652
Fees to related parties	5,725	8,456	5,674	4,518	5,382	5,028	7,728	5,335
Professional and consulting fees	15,631	14,813	16,836	20,029	16,206	18,233	15,755	19,994
Communications	27,891	27,611	29,305	30,776	29,810	30,481	30,097	30,538
Selling and promotion	10,938	12,356	9,586	8,618	7,488	6,896	5,942	6,673
Commissions and floor brokerage	17,343	16,563	15,908	14,308	17,929	13,646	12,933	13,520
Interest expense	14,303	16,061	16,735	18,680	17,853	21,811	19,665	17,625
Other expenses	17,775	16,465	24,614	23,772	16,037	21,600	28,367	21,508
Total expenses	463,413	679,745	500,801	496,736	500,933	504,839	444,066	474,613
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	312,941	92	(92)	—	403	(9)	—
Gains (losses) on equity method investments	2,803	2,101	1,816	1,323	1,466	1,354	1,527	1,119
Other income (loss)	(496)	7,862	4,513	1,924	5,406	1,687	4,779	1,129
Total other income (losses), net	2,307	322,904	6,421	3,155	6,872	3,444	6,297	2,248
Income (loss) from operations before income taxes	45,358	104,750	(20,633)	18,869	73,515	(21,969)	17,273	46,741
Provision (benefit) for income taxes	14,657	15,957	(6,692)	(1,191)	14,939	(6,729)	8,558	8,599
Consolidated net income (loss)	$30,701	$88,793	$(13,941)	$20,060	$58,576	$(15,240)	$8,715	$38,142
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	4,729	12,340	(2,539)	3,820	15,860	(11,211)	(135)	10,986
Net income (loss) available to common stockholders	$25,972	$76,453	$(11,402)	$16,240	$42,716	$(4,029)	$8,850	$27,156

The table below details our brokerage revenues by product category for the indicated periods (in thousands):

	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Brokerage revenue by product:
Rates	$158,809	$131,732	$128,508	$136,474	$161,793	$124,495	$119,325	$133,034
Credit	83,908	65,969	58,983	72,609	90,047	68,882	68,053	95,780
Energy and commodities	82,395	71,527	74,328	74,735	75,868	71,706	65,871	71,326
FX	80,025	72,112	72,976	72,807	83,433	73,213	73,281	74,393
Equities	67,128	61,671	54,715	60,825	70,462	63,718	47,410	61,777
Insurance	—	19,889	51,503	54,315	52,380	48,819	43,269	45,783
Total brokerage revenues	$472,265	$422,900	$441,013	$471,765	$533,983	$450,833	$417,209	$482,093
Brokerage revenue by product (percentage):
Rates	33.6%	31.1%	29.1%	28.9%	30.3%	27.6%	28.6%	27.6%
Credit	17.8	15.6	13.4	15.4	16.9	15.3	16.3	19.9
Energy and commodities	17.4	16.9	16.9	15.8	14.2	15.9	15.8	14.8
FX	17.0	17.1	16.5	15.4	15.6	16.2	17.6	15.4
Equities	14.2	14.6	12.4	12.9	13.2	14.2	11.3	12.8
Insurance	—	4.7	11.7	11.6	9.8	10.8	10.4	9.5
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Brokerage revenue by type:
Voice/Hybrid	$371,078	$345,681	$367,992	$396,480	$448,350	$387,305	$358,418	$423,697
Fully Electronic	101,187	77,219	73,021	75,285	85,633	63,528	58,791	58,396
Total brokerage revenues	$472,265	$422,900	$441,013	$471,765	$533,983	$450,833	$417,209	$482,093
Brokerage revenue by type (percentage):
Voice/Hybrid	78.6%	81.7%	83.4%	84.0%	84.0%	85.9%	85.9%	87.9%
Fully Electronic	21.4	18.3	16.6	16.0	16.0	14.1	14.1	12.1
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

LIQUIDITY AND CAPITAL RESOURCES
Balance Sheet
Our balance sheet and business model are not capital intensive. Our assets consist largely of cash and cash equivalents, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term capital (equity and notes payable) is held to support the less liquid assets and potential capital investment opportunities. Total assets as of March 31, 2022 were $4.9 billion, an increase of 47.8% as compared to December 31, 2021. The increase in total assets was driven primarily by an increase in Receivables from broker-dealers, clearing organizations, customers and related broker-dealers. We maintain a significant portion of our assets in Cash and cash equivalents and Securities owned, with our liquidity (which we define as Cash and cash equivalents, Reverse repurchase agreements, Marketable securities and Securities owned, less Securities loaned and Repurchase Agreements) as of March 31, 2022 of $539.6 million. See “Liquidity Analysis” below for a further discussion of our liquidity. Our Securities owned were $37.5 million as of March 31, 2022, compared to $40.8 million as of December 31, 2021. Our Marketable securities were $0.4 million as of both March 31, 2022 and December 31, 2021. Our Repurchase agreements as of March 31, 2022 were $7.5 million. We had no Repurchase agreements as of December 31, 2021. Further, we did not have any Securities loaned or Reverse repurchase agreements as of March 31, 2022 and December 31, 2021.
As part of our cash management process, we may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of March 31, 2022 and December 31, 2021, there were no reverse repurchase agreements outstanding.

Additionally, in August 2013, the Audit Committee authorized us to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including policies relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of March 31, 2022 and December 31, 2021, we had no investments in the program.
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
As discussed above, our liquidity remains strong at $539.6 million as of March 31, 2022, which reflects, ordinary movements in working capital, cash paid with respect to employee year-end bonuses, tax payments, and our continued investment in Fenics Growth Platforms.
On November 1, 2021, BGC closed the sale of its Insurance brokerage business to the Ardonagh Group for gross proceeds of $534.9 million, subject to limited post-closing adjustments. The investment in the Insurance brokerage business generated an internal rate of return of 21.2% for our shareholders. The proceeds from the Insurance Business Disposition provided us with significant resources to continue repurchasing shares and to accelerate Fenics growth. Since the announced sale of the Insurance brokerage business in May 2021, BGC has repurchased and redeemed 71.5 million shares of BGC Class A common stock and LPUs as of March 31, 2022. In addition, a portion of these proceeds was used to fully repay the $300.0 million outstanding borrowings under the Company’s Revolving Credit Agreement, on November 1, 2021, which had been borrowed earlier in 2021. This repayment along with the maturity of the 5.125% Senior Notes, which were paid in full on May 27, 2021, reduced our outstanding Notes payable and other borrowings.
On April 28, 2022, our Board declared a $0.01 dividend for the first quarter of 2022. Additionally, BGC Holdings continues to have reduced distributions to or on behalf of its partners. The distributions to or on behalf of partners will at least cover their related tax payments. Whether any given post-tax amount is equivalent to the amount received by a stockholder also on an after-tax basis depends upon stockholders’ and partners’ domiciles and tax status. Our 2022 capital allocation priorities are to return capital to stockholders and to continue investing in our high growth Fenics businesses. Historically, we were deeply dividend-centric; going forward, we plan to prioritize share and unit repurchases over dividends and distributions.
Notes Payable, Other and Short-term Borrowings
Unsecured Senior Revolving Credit Agreement
On November 28, 2018, we entered into the Revolving Credit Agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, which replaced the existing committed unsecured senior revolving credit agreement. The maturity date of the Revolving Credit Agreement was November 28, 2020 and the maximum revolving loan balance was $350.0 million. Borrowings under this agreement bore interest at either LIBOR or a defined base rate plus additional margin. On December 11, 2019, we entered into an amendment to the Revolving Credit Agreement. Pursuant to the amendment, the maturity date was extended to February 26, 2021. On February 26, 2020, the Company entered into a second amendment to the Revolving Credit Agreement, pursuant to which, the maturity date was extended by two years to February 26, 2023. The size of the Revolving Credit Agreement, along with the interest rate on the borrowings therefrom, remained unchanged. On November 1, 2021, the Company repaid in full the $300.0 million borrowings outstanding, under the Revolving Credit Agreement, which had been borrowed earlier in 2021. On March 10, 2022, we entered into an amendment and restatement of the senior unsecured revolving credit agreement, pursuant to which, the maturity date was extended to March 10, 2025, the size of the credit facility was increased to $375.0 million, and borrowings under this agreement will bear interest based on either SOFR or a defined base rate plus additional margin. As of March 31, 2022 and December 31, 2021, there were no borrowings outstanding under the Revolving Credit Agreement. We may draw down on the Revolving Credit Agreement to provide flexibility in the normal course to meet ongoing operational cash needs and other general corporate purposes, including as necessary to manage through the current extraordinary macroeconomic/business environment as a result of the COVID-19 pandemic. Our liquidity remains strong, and was $539.6 million as of March 31, 2022, as discussed below.
5.125% Senior Notes
On May 27, 2016, we issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes, which matured on May 27, 2021. The 5.125% Senior Notes were general senior unsecured obligations of the Company. The 5.125% Senior Notes bore interest at a rate of 5.125% per year, payable in cash on May 27 and November 27 of each year, commencing November 27, 2016 and ending on the maturity date. Prior to maturity, on August 5, 2020, the Company commenced a cash tender offer for any and all $300.0 million outstanding aggregate principal amount of its 5.125% Senior Notes. On August 11, 2020, the Company’s cash tender offer expired at 5:00 p.m., New York City time. As of the expiration time, $44.0 million aggregate principal amount of the 5.125% Senior Notes were validly tendered. These notes were redeemed on the settlement date of August 14, 2020. The Company retained CF&Co as one of the dealer managers for the tender offer. As a result of this transaction, $14 thousand in dealer management fees were paid to CF&Co. Cantor tendered $15.0 million of such senior notes in the tender offer.
The initial carrying value of the 5.125% Senior Notes was $295.8 million, net of the discount and debt issuance costs of $4.2 million, of which $0.5 million were underwriting fees payable to CF&Co.
On August 16, 2016, we filed a Registration Statement on Form S-4 which was declared effective by the SEC on September 13, 2016. On September 15, 2016, BGC launched an exchange offer in which holders of the 5.125% Senior Notes, issued in a private placement on May 27, 2016, could exchange such notes for new registered notes with substantially identical terms. The exchange offer closed on October 12, 2016, at which point the initial 5.125% Senior Notes were exchanged for new registered notes with substantially identical terms. On May 27, 2021, we repaid the remaining $256.0 million principal plus accrued interest on our 5.125% Senior Notes.
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

The issuance costs are amortized as interest expense and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 5.375% Senior Notes as of March 31, 2022 was $448.2 million.
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
3.750% Senior Notes
On September 27, 2019, we issued an aggregate of $300.0 million principal amount of 3.750% Senior Notes. The 3.750% Senior Notes are general unsecured obligations of the Company. The 3.750% Senior Notes bear interest at a rate of 3.750% per annum, payable in cash on each April 1 and October 1, commencing April 1, 2020. The 3.750% Senior Notes will mature on October 1, 2024. We may redeem some or all of the 3.750% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 3.750% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture related to the 3.750% Senior Notes) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 3.750% Senior Notes was $296.1 million, net of discount and debt issuance costs of $3.9 million, of which $0.2 million were underwriting fees payable to CF&Co. The issuance costs will be amortized as interest expense and the carrying value of the 3.750% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 3.750% Senior Notes was $297.9 million as of March 31, 2022.
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
4.375% Senior Notes
On July 10, 2020, we issued an aggregate of $300.0 million principal amount of 4.375% Senior Notes. The 4.375% Senior Notes are general unsecured obligations of the Company. The 4.375% Senior Notes bear interest at a rate of 4.375% per year, payable in cash on June 15 and December 15 of each year, commencing December 15, 2020. The 4.375% Senior Notes will mature on December 15, 2025. We may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 4.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture related to the 4.375% Senior Notes) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. Cantor purchased $14.5 million of such senior notes and still holds such notes as of March 31, 2022. The initial carrying value of the 4.375% Senior Notes was $296.8 million, net of discount and debt issuance costs of $3.2 million, of which $0.2 million were underwriting fees payable to CF&Co. The carrying value of the 4.375% Senior Notes was $297.7 million as of March 31, 2022.
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
Collateralized Borrowings
 On May 31, 2017, we entered into a secured loan arrangement of $29.9 million under which we pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.44% per year and matured on May 31, 2021, therefore, there were no borrowings outstanding as of March 31, 2022 and December 31, 2021.
On April 8, 2019, we entered into a secured loan arrangement of $15.0 million, under which we pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.77% and matures on April 8, 2023. As of March 31, 2022, we had $4.9 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of March 31, 2022 was $0.1 million. As of December 31, 2021, we had $5.9 million outstanding related to this secured loan arrangement. The net book value of the fixed assets pledged as of December 31, 2021, was $0.1 million.
On April 19, 2019, we entered into a secured loan arrangement of $10.0 million, under which we pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.89% and matures on April 19, 2023. As of March 31, 2022, we had $3.1 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of March 31, 2022 was $0.7 million. As of December 31, 2021, we had $3.8 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2021, was $1.0 million.
Weighted-average Interest Rate
For the three months ended March 31, 2022 and 2021, the weighted-average interest rate of our total Notes payable and other borrowings, which include our Unsecured Senior Revolving Credit Agreement, Senior Notes, and Collateralized Borrowings, was 4.62% and 4.71%, respectively.
Short-term Borrowings
On August 22, 2017, we entered into a committed unsecured loan agreement with Itau Unibanco S.A. The credit agreement provided for short-term loans of up to $4.2 million (BRL 20.0 million). The maturity date of the agreement is August 19, 2022. Borrowings under this agreement bore interest at the Brazilian Interbank offering rate plus 4.75%. As of March 31, 2022, there were $2.1 million (BRL 10.0 million) of borrowings outstanding under the facility. As of December 31, 2021, there were no borrowings outstanding under the facility. As of March 31, 2022, the interest rate was 16.50%.
On August 23, 2017, we entered into a committed unsecured credit agreement with Itau Unibanco S.A. The credit agreement provided for an intra-day overdraft credit line up to $10.5 million (BRL 50.0 million). On August 20, 2021, the agreement was renegotiated, increasing the credit line to $11.0 million (BRL 60.0 million). The maturity date of the agreement is June 9, 2022. This agreement bears a fee of 1.75% per year. As of March 31, 2022 and December 31, 2021, there were no borrowings outstanding under this agreement.
On January 25, 2021, we entered into a committed unsecured loan agreement with Banco Daycoval S.A., which provided for short-term loans of up to $1.8 million (BRL 10.0 million) and was renegotiated on June 1, 2021. The amended agreement provides for short-term loans of up to $4.2 million (BRL 20.0 million). The maturity date of the agreement is January 17, 2023. Borrowings under this agreement bear interest at the Brazilian Interbank offering rate plus 3.66%. As of March 31, 2022, there were $2.1 million (BRL 10.0 million) of borrowings outstanding under the agreement. As of March 31, 2022, the interest rate was 15.40%.
BGC Credit Agreement with Cantor
On March 19, 2018, we entered into the BGC Credit Agreement with Cantor. The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the previous Credit Facility between BGC and an affiliate of Cantor, and was approved by the Audit Committee of BGC. On August 6, 2018, the Company entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that can be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2023, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of March 31, 2022, there were no borrowings by BGC or Cantor outstanding under this Agreement.
CREDIT RATINGS
As of March 31, 2022, our public long-term credit ratings and associated outlooks are as follows:

	Rating	Outlook
Fitch Ratings Inc.	BBB-	Stable
Standard & Poor’s	BBB-	Stable
Japan Credit Rating Agency, Ltd.	BBB+	Stable
Kroll Bond Rating Agency	BBB	Stable
Credit ratings and associated outlooks are influenced by a number of factors including but not limited to: operating environment, earnings and profitability trends, the prudence of funding and liquidity management practices, balance sheet size/composition and resulting leverage, cash flow coverage of interest, composition and size of the capital base, available liquidity, outstanding borrowing levels and the firm’s competitive position in the industry. A credit rating and/or the associated outlook can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change. Any downgrade in our credit ratings and/or the associated outlooks could adversely affect the availability of debt financing on terms acceptable to us, as well as the cost and other terms upon which we are able to obtain any such financing. In addition, credit ratings and associated outlooks may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions. In connection with certain agreements, we may be required to provide additional collateral in the event of a credit ratings downgrade.
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
Our investing and funding activities represent a combination of our capital raising activities, including short-term borrowings and repayments, BGC Class A common stock repurchases and partnership unit redemptions, purchases and sales of securities, dispositions, and other investments (e.g., acquisitions, forgivable loans to new brokers and capital expenditures—all net of depreciation and amortization).
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
At December 31, 2019, the Company completed the calculation of the one-time transition tax on the deemed repatriation of foreign subsidiaries’ earnings pursuant to the Tax Act and previously recorded a net cumulative tax expense of $28.6 million, net of foreign tax credits. An installment election can be made to pay the taxes over eight years with 40% paid in equal installments over the first five years and the remaining 60% to be paid in installments of 15%, 20% and 25% in years six, seven and eight, respectively. The cumulative remaining balance as of March 31, 2022 is $20.2 million.
As of March 31, 2022, the Company and its consolidated subsidiaries had $509.2 million of Cash and cash equivalents. In addition, the Company and its consolidated subsidiaries also held securities of $37.9 million within their Liquidity position as of March 31, 2022.
Discussion of the three months ended March 31, 2022
The table below presents our Liquidity Analysis as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
(in thousands)
Cash and cash equivalents	$509,206	$553,598
Securities owned	37,513	40,838
Marketable securities	402	406
Repurchase agreements	(7,511)	—
Total	$539,610	$594,842
The $55.2 million decrease in our liquidity position from $594.8 million as of December 31, 2021 to $539.6 million as of March 31, 2022 was primarily related to ordinary movements in working capital, cash paid with respect to annual employee bonuses, tax payments, and our continued investment in Fenics Growth Platforms.
Discussion of the three months ended March 31, 2021
The table below presents our Liquidity Analysis:

	March 31, 2021	December 31, 2020
(in thousands)
Cash and cash equivalents	$574,384	$596,291
Securities owned	59,527	58,572
Marketable securities	338	349
Repurchase agreements	(94)	—
Total	$634,155	$655,212
The $21.0 million decrease in our liquidity position from $655.2 million as of December 31, 2020 to $634.2 million as of March 31, 2021, was primarily related to ordinary movements in working capital, cash paid with respect to annual employee bonuses, tax payments, and our continued investment in Fenics Growth Platforms and our previously owned Insurance brokerage business.
CLEARING CAPITAL
In November 2008, we entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on our behalf. In June 2020, this clearing capital agreement was amended to cover Cantor providing clearing services in all eligible financial products to us and not just U.S. Treasury and U.S. government agency securities. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to us, Cantor shall be entitled to request from us cash or other collateral acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement or Cantor will post cash or other collateral on our behalf for a commercially reasonable charge. Cantor had not requested any cash or other property from us as collateral as of March 31, 2022.
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
As of March 31, 2022, $637.7 million of net assets were held by regulated subsidiaries. As of March 31, 2022, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $306.0 million.
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
See “Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information related to our regulatory environment.
EQUITY
Class A Common Stock
Changes in shares of BGC Class A common stock outstanding were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Shares outstanding at beginning of period	317,023	323,018
Share issuances:
Redemptions/exchanges of limited partnership interests¹	6,643	10,431
Vesting of RSUs	1,982	1,367
Acquisitions	912	251
Other issuances of BGC Class A common stock	3	262
Treasury stock repurchases	—	(965)
Shares outstanding at end of period	326,563	334,364
____________________________
1Included in redemptions/exchanges of limited partnership interests for the three months ended March 31, 2022 and 2021 are 3.3 million shares of BGC Class A common stock granted in connection with the cancellation of 3.3 million LPUs, and 1.6 million shares of BGC Class A common stock granted in connection with the cancellation of 1.7 million LPUs, respectively. Because LPUs are included in the Company’s fully diluted share count, if dilutive, redemptions/exchanges in connection with the issuance of BGC Class A common stock would not impact the fully diluted number of shares outstanding.
Class B Common Stock
The Company did not issue any shares of BGC Class B common stock during the three months ended March 31, 2022 and 2020. As of March 31, 2022 and December 31, 2021, there were 45.9 million shares of BGC Class B common stock outstanding.
Unit Redemptions and Share Repurchase Program
The Board and Audit Committee have authorized repurchases of BGC Class A common stock and redemptions of limited partnership interests or other equity interests in our subsidiaries. On August 3, 2021, the Board and Audit Committee increased the Company’s share repurchase and unit redemption authorization to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of March 31, 2022, the Company had $191.6 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units.

The table below represents the units redeemed and/or shares repurchased for cash and does not include units redeemed/cancelled in connection with the grant of shares of BGC Class A common stock nor the limited partnership interests exchanged for shares of BGC Class A common stock. The unit redemptions and share repurchases of BGC Class A common stock during the three months ended March 31, 2022 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted-Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Program
Redemptions[1]
January 1, 2022—March 31, 2022	43	$4.01
Repurchases[2]
January 1, 2022—March 31, 2022	—	$—
Total Redemptions and Repurchases	43	$4.01	$191,635
____________________________
1During the three months ended March 31, 2022, the Company redeemed 14 thousand LPUs at an aggregate redemption price of $59 thousand for a weighted-average price of $4.30 per unit. During the three months ended March 31, 2022, the Company redeemed 29 thousand FPUs at an aggregate redemption price of $114 thousand for a weighted-average price of $3.88 per unit. During the three months ended March 31, 2021, the Company redeemed 14 thousand LPUs at an aggregate redemption price of $61 thousand for a weighted-average price of $4.36 per unit. During the three months ended March 31, 2021, the Company redeemed 6 thousand FPUs at an aggregate redemption price of $28 thousand for a weighted-average price of $4.48 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 3.3 million and 1.6 million shares of BGC Class A common stock during the three months ended March 31, 2022 and 2021, respectively, nor the limited partnership interests exchanged for 3.8 million and 9.1 million shares of BGC Class A common stock during the three months ended March 31, 2022 and 2021, respectively.
2The Company did not repurchase any shares of BGC Class A common stock during the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company repurchased 1.0 million shares of BGC Class A common stock at an aggregate price of $4.4 million for a weighted-average price of $4.56 per share.
The weighted-average share counts, including securities that were anti-dilutive for our earnings per share calculations, for the three months ended March 31, 2022 were as follows (in thousands):

Three Months Ended March 31, 2022
Common stock outstanding[1]	368,323
Partnership units[2]	129,680
RSUs (Treasury stock method)	3,681
Other	1,193
Total[3]	502,877
______________________________
1Common stock consisted of shares of BGC Class A common stock, shares of BGC Class B common stock and contingent shares of our Class A common stock for which all necessary conditions have been satisfied except for the passage of time. For the quarter ended March 31, 2022, the weighted-average number of shares of BGC Class A common stock was 321.0 million and shares of BGC Class B common stock was 45.9 million.
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
3For the three months ended March 31, 2022, 0.1 million potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Also as of March 31, 2022, 36.4 million shares of contingent BGC Class A common stock, N units, RSUs, and LPUs were excluded from fully diluted EPS computations because the conditions for issuance had not been met by the end of the period. The contingent BGC Class A common stock is recorded as a liability and included in “Accounts payable, accrued and other liabilities” in our unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2022.
The fully diluted period-end spot share count was as follows (in thousands):

As of March 31, 2022
Common stock outstanding	372,448
Partnership units	125,802
RSUs (Treasury stock method)	2,145
Other	2,479
Total	502,874
On June 5, 2015, we entered into the Exchange Agreement with Cantor providing Cantor, CFGM and other Cantor affiliates entitled to hold BGC Class B common stock the right to exchange from time to time, on a one-to-one basis, subject to adjustment, up to an aggregate of 34.6 million shares of BGC Class A common stock now owned or subsequently acquired by such Cantor entities for up to an aggregate of 34.6 million shares of BGC Class B common stock. Such shares of BGC Class B common stock, which currently can be acquired upon the exchange of Cantor units owned in BGC Holdings, are already included in our fully diluted share count and will not increase Cantor’s current maximum potential voting power in the common equity. The Exchange Agreement enabled the Cantor entities to acquire the same number of shares of BGC Class B common stock that they were already entitled to acquire without having to exchange its Cantor units in BGC Holdings. The Audit Committee and Board have determined that it was in the best interests of us and our stockholders to approve the Exchange Agreement because it will help ensure that Cantor retains its Cantor units in BGC Holdings, which is the same partnership in which our partner employees participate, thus continuing to align the interests of Cantor with those of the partner employees. On November 23, 2018, in the Class B Issuance, BGC issued 10.3 million shares of BGC Class B common stock to Cantor and 0.7 million shares of BGC Class B common stock to CFGM, an affiliate of Cantor, in each case in exchange for shares of BGC Class A common stock from Cantor and CFGM, respectively, on a one-to-one basis pursuant to the Exchange Agreement. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC by Cantor or CFGM for the Class B Issuance. Following this exchange, Cantor and its affiliates only have the right to exchange under the Exchange Agreement up to an aggregate of 23.6 million shares of BGC Class A common stock, now owned or subsequently acquired, or its Cantor units in BGC Holdings, into shares of BGC Class B common stock. As of March 31, 2022, Cantor and CFGM do not own any shares of BGC Class A common stock.
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
Further, we have an effective registration statement on Form S-4 filed on September 3, 2010, with respect to the offer and sale of up to 20 million shares of BGC Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of March 31, 2022, we have issued an aggregate of 16.9 million shares of BGC Class A common stock under this Form S-4 registration statement. Additionally, on September 13, 2019, we filed a registration statement on Form S-4, with respect to the offer and sale of up to 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of March 31, 2022, we have not issued any shares of BGC Class A common stock under this Form S-4 registration statement. We also have an effective shelf registration statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of BGC Class A common stock under the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan. As of March 31, 2022, we have issued 0.8 million shares of BGC Class A common stock under the Dividend Reinvestment and Stock Purchase Plan.
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

As of March 31, 2022, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 156.4 million shares of BGC Class A common stock.
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
As of March 31, 2022, the Company has issued 1.0 million shares of BGC Class A common stock, 0.2 million of RSUs and paid $30.4 million in cash related to such contingent payments.
As of March 31, 2022, 1.3 million shares of BGC Class A common stock, 0.1 million RSUs and $21.3 million in cash remain to be issued if the targets are met, net of forfeitures and other adjustments.
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
As of March 31, 2022, there were 0.2 million FPUs in BGC Holdings remaining, which BGC Holdings had the right to redeem or exchange and with respect to which Cantor will have the right to purchase an equivalent number of Cantor units following such redemption or exchange.
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
GUARANTEE AGREEMENT FROM MINT BROKERS
Under rules adopted by the CFTC, all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the NFA and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. Our European-based brokers engage from time to time in interest rate swap transactions with U.S.-based counterparties, and therefore we are subject to the CFTC requirements. Mint Brokers has entered into guarantees on our behalf (and on behalf of GFI), and we are required to indemnify Mint Brokers for the amounts, if any, paid by Mint Brokers on our behalf pursuant to this arrangement. Effective April 1, 2020, these guarantees were transferred to Mint Brokers from CF&Co. During both the three months ended March 31, 2022 and 2021, the Company recorded fees of $31 thousand, respectively, related to these guarantees.
BGC SUBLEASE FROM NEWMARK
In May 2020, BGC U.S. OpCo entered into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark, which sublease was approved by the Audit Committee. The deal is a one-year sublease of approximately 21,000 rentable square feet in New York City. Under the terms of the sublease, BGC U.S. OpCo paid a fixed rent amount of $1.1 million in addition to all operating and tax expenses attributable to the lease. In May 2021, the sublease was amended to provide for a rate of $15 thousand per month based on the size of utilized space, with terms extending on a month-to-month basis, and expiring on December 31, 2021. In connection with the sublease, BGC U.S. OpCo paid $0.3 million for the three months ended March 31, 2021.
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
As of March 31, 2022, the Company had $50.0 million remaining from its debt repurchase authorization.
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
MARKET SUMMARY
The following table provides certain volume and transaction count information for the quarterly periods indicated:

	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Notional Volume (in billions)
Total Fully Electronic volume	$13,445	$10,908	$10,059	$10,049	$11,605
Total Hybrid volume¹	58,304	61,846	62,859	62,345	68,113
Total Fully Electronic and Hybrid volume	$71,749	$72,754	$72,918	$72,394	$79,718
Transaction Count (in thousands, except for days)
Total Fully Electronic transactions	4,472	3,816	3,366	3,212	3,746
Total Hybrid transactions	1,419	1,205	1,070	1,113	1,348
Total Fully Electronic and Hybrid transactions	5,891	5,021	4,436	4,325	5,094
Trading days	62	64	64	63	61
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
Fully Electronic volume, including new products, was $13.4 trillion for the three months ended March 31, 2022, compared to $11.6 trillion for the three months ended March 31, 2021. Our Hybrid volume for the three months ended March 31, 2022 was $58.3 trillion, compared to $68.1 trillion for the three months ended March 31, 2021.
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

Revenue Recognition
We derive our revenues primarily through commissions from brokerage services, the spread between the buy and sell prices on matched principal transactions, fees from related parties, data, software and post-trade services, and other revenues. See Note 3—“Summary of Significant Accounting Policies” to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021, for further information regarding revenue recognition.
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
Certain LPUs are granted exchangeability into shares of BGC or Newmark Class A common stock or are redeemed in connection with the grant of BGC or Newmark Class A common stock issued; BGC Class A common stock is issued on a one-for-one basis, and Newmark Class A common stock is issued based on the number of LPUs exchanged or redeemed multiplied by the then Exchange Ratio. At the time exchangeability is granted or shares of BGC or Newmark Class A common stock are issued, we recognize an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our unaudited Condensed Consolidated Statements of Operations. During the three months ended March 31, 2022 and 2021, we incurred equity-based compensation expense of $30.1 million and $7.9 million, respectively.
Certain LPUs have a stated vesting schedule and do not receive quarterly allocations of net income. Compensation expense related to these LPUs is recognized over the stated service period, and these units generally vest between two and five years. During the three months ended March 31, 2022 and 2021, we incurred equity-based compensation expense related to these LPUs of $19.0 million and $17.1 million, respectively. This expense is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our unaudited Condensed Consolidated Statements of Operations.
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
As of March 31, 2022 and December 31, 2021, the aggregate balance of employee loans, net of reserve, was $296.2 million and $287.0 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our unaudited Condensed Consolidated Statements of Financial Condition. Compensation expense (benefit) for the above-mentioned employee loans for the three months ended March 31, 2022 and 2021 was $9.9 million and $15.6 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our unaudited Condensed Consolidated Statements of Operations.
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
CECL
We present financial assets that are measured at amortized cost net of an allowance for credit losses, which represents the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets carried at amortized cost, as well as changes to expected lifetime credit losses during the period, are recognized in earnings. The CECL methodology, which became effective for the Company on January 1, 2020, due to the adoption of the new FASB guidance on credit losses. The methodology’s impact on expected credit losses, among other things, reflects the Company’s view of the current state of the economy, forecasted macroeconomic conditions and BGC’s portfolios. The amount of the allowance is based on significant estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change.
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
See Note 3—“Summary of Significant Accounting Policies” to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K as of December 31, 2021 for additional information regarding these critical accounting policies and other significant accounting policies.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1—“Organization and Basis of Presentation” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.
CAPITAL DEPLOYMENT PRIORITIES, DIVIDEND POLICY AND REPURCHASE AND REDEMPTION PROGRAM
BGC’s 2022 capital allocation priorities are to use our liquidity to return capital to stockholders and to continue investing in its high growth Fenics businesses. BGC plans to prioritize share and unit repurchases over dividends and distributions.
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
OUR ORGANIZATIONAL STRUCTURE
Stock Ownership
As of March 31, 2022, there were 326.6 million shares of BGC Class A common stock outstanding. On June 21, 2017, Cantor pledged 10.0 million shares of BGC Class A common stock in connection with a partner loan program. On November 23, 2018, those shares of BGC Class A common stock were converted into 10.0 million shares of BGC Class B common stock and remain pledged in connection with the partner loan program. On November 23, 2018, BGC Partners issued 10.3 million shares of BGC Class B common stock to Cantor and 0.7 million shares of BGC Class B common stock to CFGM, an affiliate of Cantor, in each case in exchange for shares of BGC Class A common stock from Cantor and CFGM, respectively, on a one-to-one basis pursuant to Cantor’s and CFGM’s right to exchange such shares under the letter agreement, dated as of June 5, 2015, by and between BGC Partners and Cantor. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Partners by Cantor or CFGM for the Class B Issuance. The Class B Issuance was exempt from registration pursuant to Section 3(a)(9) of the Securities Act. As of March 31, 2022, Cantor and CFGM did not own any shares of BGC Class A common stock. Each share of BGC Class A common stock is entitled to one vote on matters submitted to a vote of our stockholders.
In addition, as of March 31, 2022, Cantor and CFGM held 45.9 million shares of BGC Class B common stock (which represents all of the outstanding shares of BGC Class B common stock), representing approximately 58.4% of our voting power on such date. Each share of BGC Class B common stock is generally entitled to the same rights as a share of BGC Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to ten votes. The BGC Class B common stock generally votes together with the BGC Class A common stock on all matters submitted to a vote of our stockholders.
Through March 31, 2022, Cantor has distributed to its current and former partners an aggregate of 20.9 million shares of BGC Class A common stock, consisting of (i) 19.4 million April 2008 distribution rights shares, and (ii) 1.5 million February 2012 distribution rights shares. As of March 31, 2022, Cantor is still obligated to distribute to its current and former partners an aggregate of 15.8 million shares of BGC Class A common stock, consisting of 14.0 million April 2008 distribution rights shares and 1.8 million February 2012 distribution rights shares.
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

As of March 31, 2022, we held directly and indirectly, through wholly-owned subsidiaries, 372.4 million BGC U.S. OpCo limited partnership units and 372.4 million BGC Global OpCo limited partnership units, representing approximately 76.7% of the outstanding limited partnership units in both BGC U.S. OpCo and BGC Global OpCo. As of that date, BGC Holdings held 112.9 million BGC U.S. OpCo limited partnership units and 112.9 million BGC Global OpCo limited partnership units, representing approximately 23.3% of the outstanding limited partnership units in both BGC U.S. OpCo and BGC Global OpCo.
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
As of March 31, 2022, excluding Preferred Units and NPSUs described below, outstanding BGC Holdings partnership interests included 61.0 million LPUs, 8.0 million FPUs and 56.8 million Cantor units.
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
As of March 31, 2022, there were 0.2 million FPUs remaining which BGC Holdings had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units following such redemption or exchange. On October 28, 2021, Cantor purchased from BGC Holdings an aggregate of 460,929 Cantor units for an aggregate consideration of $715,605 as a result of the redemption of 460,929 FPUs, and 1,179,942 Cantor units for aggregate consideration of $2,033,838 as a result of the exchange of 1,179,942 FPUs. On March 31, 2021, Cantor purchased from BGC Holdings an aggregate of 1,149,684 Cantor units for aggregate consideration of $2,104,433 as a result of the redemption of 1,149,684 FPUs, and 1,618,376 Cantor units for aggregate consideration of $3,040,411 as a result of the exchange of 1,618,376 FPUs. Each Cantor unit in BGC Holdings held by Cantor is exchangeable by Cantor at any time on a one-for-one basis (subject to adjustment) for shares of BGC Class A common stock.
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
Such Preferred Units may not be made exchangeable into BGC Class A common stock and accordingly will not be included in the fully diluted share count. Each quarter, the net profits of BGC Holdings are allocated to such Units at a rate of either 0.6875% (which is 2.75% per calendar year) of the allocation amount assigned to them based on their award price, or such other amount as set forth in the award documentation, before calculation and distribution of the quarterly Partnership distribution for the remaining Partnership units. The Preferred Units will not be entitled to participate in Partnership distributions other than with respect to the Preferred Distribution. As of March 31, 2022, there were 19.8 million such units granted and outstanding in BGC Holdings.
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
Under the Exchange Agreement, Cantor and CFGM have the right to exchange shares of BGC Class A common stock owned by them for the same number of shares of BGC Class B common stock. As of March 31, 2022, Cantor and CFGM do not own any shares of BGC Class A common stock. Cantor and CFGM would also have the right to exchange any shares of BGC Class A common stock subsequently acquired by either of them for shares of BGC Class B common stock, up to 23.6 million shares of BGC Class B common stock.
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
The following diagram illustrates our organizational structure as of March 31, 2022. The diagram does not reflect the various subsidiaries of BGC, BGC U.S. OpCo, BGC Global OpCo, or Cantor, or the noncontrolling interests in our consolidated subsidiaries other than Cantor’s units in BGC Holdings.*

STRUCTURE OF BGC PARTNERS, INC. AS OF MARCH 31, 2022

CF Group Management Inc.
Cantor Limited Partners
Cantor
Public Stockholders
• BGC Class B common stock (12.3% of economics and 58.4% of voting power of BGC Partners, Inc.)
• 9.4% indirect economic interest in BGC U.S. and BGC Global
• Limited Partnership Units (50.3% of economics of BGC Holdings)
• 11.7% indirect economic interest in BGC U.S. and BGC Global
• BGC Class A common stock (87.7% of economics and 41.6% of voting power of BGC Partners, Inc.)
• 67.3% indirect economic interest in BGC U.S. and BGC Global
BGC Partners, Inc.
• Limited Partnership Units (76.7% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Units (76.7% of economics of BGC Global)
Limited Partnership Units and Founding/Working Partner Units
• Limited Partnership Units (49.7% of economics of BGC Holdings)
• 11.6% indirect economic interest in BGC U.S. and BGC Global
BGC Holdings
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Units (23.3% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Units (23.3% of economics of BGC Global)
BGC U.S.
BGC Global

* Shares of BGC Class B common stock are convertible into shares of BGC Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor and CFGM converted all of their BGC Class B common stock into BGC Class A common stock, Cantor would hold 12.1% of the voting power, CFGM would hold 0.2% of the voting power, and the public stockholders would hold 87.7% of the voting power (and Cantor and CFGM’s indirect economic interests in BGC U.S. and BGC Global would remain unchanged). The diagram does not reflect certain BGC Class A common stock and BGC Holdings partnership units as follows: (a) any shares of BGC Class A common stock that may become issuable upon the conversion or exchange of any convertible or exchangeable debt securities that may in the future be sold under our shelf Registration Statement on Form S-3 (Registration No. 333-180331); (b) 19.8 million Preferred Units granted and outstanding to BGC Holdings partners (see “BGC Partners, Inc. Partnership Structure” herein); and (c) 53.6 million N Units granted and outstanding to BGC Holdings partners.
The diagram reflects BGC Class A common stock and BGC Holdings partnership unit activity from January 1, 2022 through March 31, 2022 as follows: (a) 2.2 million LPUs for vested N Units; (b) an aggregate of 3.2 million LPUs granted by BGC Holdings; (c) 0.2 million LPUs forfeited; (d) 2.0 million shares of BGC Class A common stock issued for vested restricted stock units; (e) 0.4 million LPUs related to prior period adjustments; (f) 0.9 million shares of Class A common stock issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-169232), but not the 3.1 million of such shares remaining available for issuance by us under such Registration Statement or the 20.0 million shares of BGC Class A common stock available for issuance under our 2019 Form S-4 Registration Statement (Registration No. 333-233761); and (g) 5 thousand shares issued by us under our Dividend Reinvestment and Stock Purchase Plan shelf Registration Statement on Form S-3 (Registration No. 333-173109), but not the 9.2 million of such shares remaining available for issuance by us under shelf Registration Statement on Form S-3 (Registration No. 333-196999).
Possible Corporate Conversion
The Company continues to explore a possible conversion into a simpler corporate structure. Our Board and applicable committees are reviewing the potential structure with their advisors and a decision on whether to move forward is expected by the end of the second quarter of 2022.
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
The number of matched principal trades BGC Partners executes has continued to grow as compared to prior years. Receivables from broker-dealers, clearing organizations, customers and related broker-dealers and Payables to broker-dealers, clearing organizations, customers and related broker-dealers on the Company’s unaudited Condensed Consolidated Statements of Financial Condition primarily represent the simultaneous purchase and sale of the securities associated with those matched principal transactions that have not settled as of their stated settlement dates. BGC Partners’ experience has been that substantially all of these transactions ultimately settle at the contracted amounts, however, the ability to settle has the potential to be impacted by unforeseen circumstances.
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
We also have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $0.4 million as of March 31, 2022. Investments in marketable securities carry a degree of risk, as there can be no assurance that the marketable securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of marketable securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in marketable securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in marketable securities. See Note 10—“Marketable Securities” and Note 12—“Derivatives” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these investments and related hedging activities.
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
The majority of the Company’s foreign currency exposure is related to the U.S. Dollar versus the British Pound and the Euro. While our international results of operations, as measured in U.S. Dollars, are subject to FX fluctuations, we do not consider the related risk to be material to our results of operations. For the financial assets and liabilities denominated in the British Pound and Euro, including foreign currency hedge positions related to these currencies, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. Dollar, holding all other assumptions constant. The analysis identified the stress-tested scenario as the U.S. Dollar weakening against the Euro and strengthening against the British Pound. If as of March 31, 2022, the U.S. Dollar had weakened against the Euro and strengthened against the British Pound by 10%, the currency movements would have had an aggregate negative impact on our net income of approximately $2.9 million.
Interest Rate Risk
BGC Partners had $1,051.9 million in fixed-rate debt outstanding as of March 31, 2022. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. In addition, as of March 31, 2022, BGC Partners had no borrowings outstanding under its Revolving Credit Agreement. The Revolving Credit Agreement interest rate on borrowings was previously based on LIBOR or a defined base rate plus additional margin. On March 10, 2022, the Revolving Credit Agreement was amended, restated and increased, and the corresponding interest rate on any borrowings under its Revolving Credit Agreement is based on SOFR or a defined base rate plus additional margin.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman of the Board and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman of the Board and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of March 31, 2022. Based on that evaluation, the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022.
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

101
The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended March 31, 2022 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended March 31, 2022 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Partners, Inc.

/ S / HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

/ S / STEVEN BISGAY
Name:	Steven Bisgay
Title:	Chief Financial Officer
Date: May 9, 2022
[Signature page to the Quarterly Report on Form 10-Q for the period ended March 31, 2022 dated May 9, 2022].