Form 10-Q
period 2022-06-30
BGC Partners, Inc.
filed 2022-08-08
CIK 1094831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On August 4, 2022, the registrant had 327,393,590 shares of Class A common stock, $0.01 par value, and 45,884,380 shares of Class B common stock, $0.01 par value, outstanding.

BGC PARTNERS, INC.

GLOSSARY OF TERMS, ABBREVIATIONS AND ACRONYMS
The following terms, abbreviations and acronyms are used to identify frequently used terms and phrases that may be used in this report:

TERM	DEFINITION

3.750% Senior Notes	The Company’s $300.0 million principal amount of 3.750% senior notes maturing on October 1, 2024 and issued on September 27, 2019

4.375% Senior Notes	The Company’s $300.0 million principal amount of 4.375% senior notes maturing on December 15, 2025 and issued on July 10, 2020

5.125% Senior Notes	The Company’s original $300.0 million principal amount of 5.125% senior notes, which matured on May 27, 2021 and were issued on May 27, 2016, of which $44.0 million was redeemed through a cash tender offer by the Company on August 14, 2020

5.375% Senior Notes	The Company’s $450.0 million principal amount of 5.375% senior notes maturing on July 24, 2023 and issued on July 24, 2018

Adjusted Earnings	A non-GAAP financial measure used by the Company to evaluate financial performance, which primarily excludes (i) certain non-cash items and other expenses that generally do not involve the receipt or outlay of cash and do not dilute existing stockholders, and (ii) certain gains and charges that management believes do not best reflect the ordinary results of BGC

ADV	Average daily volume

Algomi	Algomi Limited, a wholly owned subsidiary of the Company, acquired on March 6, 2020

API	Application Programming Interface

April 2008 distribution rights shares	Cantor’s deferred stock distribution rights provided to current and former Cantor partners on April 1, 2008

Aqua	Aqua Securities L.P., an alternative electronic trading platform, which offers new pools of block liquidity to the global equities markets and is a 49%-owned equity method investment of the Company and 51% owned by Cantor

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

Audit Committee	Audit Committee of the Board

Besso	Besso Insurance Group Limited, formerly a wholly owned subsidiary of the Company, acquired on February 28, 2017. Sold to The Ardonagh Group on November 1, 2021 as part of the Insurance Business Disposition

BGC	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

BGC or our Class A common stock	BGC Partners Class A common stock, par value $0.01 per share

BGC or our Class B common stock	BGC Partners Class B common stock, par value $0.01 per share

BGC Credit Agreement	Agreement between the Company and Cantor, dated March 19, 2018, that provides for each party or its subsidiaries to borrow up to $250.0 million, as amended on August 6, 2018 to increase the facility to $400.0 million

BGC Financial or BGCF	BGC Financial, L.P.

BGC Global OpCo	BGC Global Holdings, L.P., an operating partnership, which is owned jointly by BGC and BGC Holdings and holds the non-U.S. businesses of BGC

BGC Group	BGC, BGC Holdings, and BGC U.S. OpCo, and their respective subsidiaries (other than, prior to the Spin-Off, the Newmark Group), collectively

TERM	DEFINITION

BGC Holdings	BGC Holdings, L.P., an entity owned by Cantor, Founding Partners, BGC employee partners and, after the Separation, Newmark employee partners

BGC Holdings Distribution	Pro-rata distribution, pursuant to the Separation and Distribution Agreement, by BGC Holdings to its partners of all of the exchangeable limited partnership interests of Newmark Holdings owned by BGC Holdings immediately prior to the distribution, completed on the Distribution Date

BGC OpCos	BGC U.S. OpCo and BGC Global OpCo, collectively

BGC Partners	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

BGC U.S. OpCo	BGC Partners, L.P., an operating partnership, which is owned jointly by BGC and BGC Holdings and holds the U.S. businesses of BGC

Board	Board of Directors of the Company

Brexit	Exit of the U.K. from the EU

Cantor	Cantor Fitzgerald, L.P. and, where applicable, its subsidiaries

Cantor group	Cantor and its subsidiaries other than BGC Partners; including Newmark

Cantor units	Limited partnership interests of BGC Holdings or Newmark Holdings held by the Cantor group, which units are exchangeable into shares of BGC Class A common stock or BGC Class B common stock, or Newmark Class A common stock or Newmark Class B common stock, as applicable

CCRE	Cantor Commercial Real Estate Company, L.P.

CECL	Current Expected Credit Losses

CEO Program	Controlled equity offering program

CF&Co	Cantor Fitzgerald & Co., a wholly owned broker-dealer subsidiary of Cantor

CFGM	CF Group Management, Inc., the general partner of Cantor

CFS	Cantor Fitzgerald Securities, a wholly owned broker-dealer subsidiary of Cantor

CFTC	Commodity Futures Trading Commission

Class B Issuance	Issuance by BGC of 10,323,366 and 712,907 shares of BGC Class B common stock to Cantor and CFGM, respectively, in exchange for an aggregate of 11,036,273 shares of BGC Class A common stock under the Exchange Agreement, completed on November 23, 2018

CLOB	Central Limit Order Book

CME	CME Group Inc., the company that acquired NEX in November 2018

Company	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

Company Debt Securities	The 5.125% Senior Notes, 5.375% Senior Notes, 3.750% Senior Notes, 4.375% Senior Notes and any future debt securities issued by the Company

Compensation Committee	Compensation Committee of the Board

Contribution Ratio	Equal to a BGC Holdings limited partnership interest multiplied by one, divided by 2.2 (or 0.4545)

Corant	Corant Global Limited, BGC's former Insurance brokerage business

Corporate Conversion	The Company's decision to possibly convert its Umbrella Partnership/C-Corporation (Up-C) into a "Full-C-Corporation"

TERM	DEFINITION

COVID-19	Coronavirus Disease 2019

CRD	Capital Requirements Directive

Credit Facility	A $150.0 million credit facility between the Company and an affiliate of Cantor entered into on April 21, 2017, which was terminated on March 19, 2018

DCM	Designated Contract Market

DCO	Derivatives Clearing Organization

Distribution Date	November 30, 2018, the date that BGC and BGC Holdings completed the Spin-Off and the BGC Holdings Distribution, respectively

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

ECB	European Central Bank

Ed Broking	Ed Broking Group Limited, formerly a wholly owned subsidiary of the Company, acquired on January 31, 2019 and sold to The Ardonagh Group on November 1, 2021 as part of the Insurance Business Disposition

EMIR	European Market Infrastructure Regulation

EPS	Earnings Per Share

Equity Plan	Seventh Amended and Restated Long Term Incentive Plan, approved by the Company’s stockholders at the annual meeting of stockholders on June 22, 2016

ESG	Environmental, social and governance, including sustainability or similar items

eSpeed	Various assets comprising the Fully Electronic portion of the Company’s former benchmark on-the-run U.S. Treasury brokerage, market data and co-location service businesses, sold to Nasdaq on June 28, 2013

EU	European Union

Exchange Act	Securities Exchange Act of 1934, as amended

Exchange Agreement	A letter agreement by and between BGC Partners and Cantor and CFGM, dated June 5, 2015, that grants Cantor and CFGM the right to exchange shares of BGC Class A common stock into shares of BGC Class B common stock on a one-to-one basis up to the limits described therein

Exchange Ratio	Ratio by which a Newmark Holdings limited partnership interest can be exchanged for shares of Newmark Class A or Class B common stock

FASB	Financial Accounting Standards Board

FCA	Financial Conduct Authority of the U.K.

FCM	Futures Commission Merchant

February 2012 distribution rights shares	Cantor’s deferred stock distribution rights provided to current and former Cantor partners on February 14, 2012

Fenics	BGC’s group of electronic brands, offering a number of market infrastructure and connectivity services, Fully Electronic marketplaces, and the Fully Electronic brokerage of certain products that also may trade via Voice and Hybrid execution, including market data and related information services, Fully Electronic brokerage, connectivity software, compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions; includes Fenics Growth Platforms and Fenics Markets

Fenics Growth Platforms	Consists of Fenics UST, Fenics GO, Lucera, Fenics FX and other newer standalone platforms

TERM	DEFINITION

Fenics Integrated	Represents Fenics businesses that utilize sufficient levels of technology such that significant amounts of their transactions can be, or are, executed without broker intervention and have expected pre-tax margins of at least 25%

Fenics Markets	Consists of the Fully Electronic portions of BGC’s brokerage businesses, data, software and post-trade revenues that are unrelated to Fenics Growth Platforms, as well as Fenics Integrated revenues

FINRA	Financial Industry Regulatory Authority

FMX	BGC's combined U.S. Treasury and Futures electronic marketplace

Founding Partners	Individuals who became limited partners of BGC Holdings in the mandatory redemption of interests in Cantor in connection with the 2008 separation and merger of Cantor’s BGC division with eSpeed, Inc. (provided that members of the Cantor group and Howard W. Lutnick (including any entity directly or indirectly controlled by Mr. Lutnick or any trust with respect to which he is a grantor, trustee or beneficiary) are not founding partners) and became limited partners of Newmark Holdings in the Separation

Founding/Working Partners	Holders of FPUs

FPUs	Founding/Working Partners units in BGC Holdings or Newmark Holdings that are generally redeemed upon termination of employment

Freedom	Freedom International Brokerage Company, a 45%-owned equity method investment of the Company

Fully Electronic	Broking transactions intermediated on a solely electronic basis rather than by Voice or Hybrid broking

Futures Exchange Group	CFLP CX Futures Exchange Holdings, LLC, CFLP CX Futures Exchange Holdings, L.P., CX Futures Exchange Holdings, LLC, CX Clearinghouse Holdings, LLC, CX Futures Exchange, L.P. and CX Clearinghouse, L.P.

FX	Foreign exchange

GDPR	General Data Protection Regulation

GFI	GFI Group Inc., a wholly owned subsidiary of the Company, acquired on January 12, 2016

GILTI	Global Intangible Low-Taxed Income

Ginga Petroleum	Ginga Petroleum (Singapore) Pte Ltd, a wholly owned subsidiary of the Company, acquired on March 12, 2019

GUI	Graphical User Interface

HDUs	LPUs with capital accounts, which are liability awards recorded in “Accrued compensation” in the Company’s consolidated statements of financial condition

Hybrid	Broking transactions executed by brokers and involving some element of Voice broking and electronic trading

ICAP	ICAP plc, a part of TP ICAP group, and a leading markets operator and provider of execution and information services

ICE	Intercontinental Exchange

Incentive Plan	The Company’s Second Amended and Restated Incentive Bonus Compensation Plan, approved by the Company’s stockholders at the annual meeting of stockholders on June 6, 2017

Insurance brokerage business	The insurance brokerage business of BGC, including Corant, Ed Broking, Besso, Piiq Risk Partners, Junge, Cooper Gay, Global Underwriting and Epsilon, which business was sold to The Ardonagh Group on November 1, 2021

TERM	DEFINITION

Insurance Business Disposition	The sale of the Insurance brokerage business for $534.9 million in gross cash proceeds after closing adjustments, subject to limited post-closing adjustments, completed on November 1, 2021

LCH	London Clearing House

Legacy BGC Holdings Units	BGC Holdings LPUs outstanding immediately prior to the Separation

Legacy Newmark Holdings Units	Newmark Holdings LPUs issued in connection with the Separation

LIBOR	London Interbank Offering Rate

LPUs	Certain limited partnership units in BGC Holdings or Newmark Holdings held by certain employees of BGC Partners or Newmark and other persons who have provided services to BGC Partners or Newmark, which units may include APSIs, APSUs, AREUs, ARPSUs, HDUs, U.K. LPUs, N Units, PLPUs, PPSIs, PPSUs, PSEs, PSIs, PSUs, REUs, and RPUs, along with future types of limited partnership units in BGC Holdings or Newmark Holdings

Lucera	A wholly owned subsidiary of the Company, also known as “LFI Holdings, LLC” or “LFI,” is a software defined network offering the trading community direct connectivity

March 2018 Sales Agreement	CEO sales agreement, by and between the Company and CF&Co, dated March 9, 2018, pursuant to which the Company could offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock, which agreement expired in September 2021

MEA	Middle East and Africa region

MiFID II	Markets in Financial Instruments Directive II, a legislative framework instituted by the EU to regulate financial markets and improve protections for investors by increasing transparency and standardizing regulatory disclosures

Mint Brokers	A wholly owned subsidiary of the Company, acquired on August 19, 2010, registered as an FCM with both the CFTC and the NFA

Nasdaq	Nasdaq, Inc., formerly known as NASDAQ OMX Group, Inc.

NDF	Non-deliverable forwards

Newmark	Newmark Group, Inc. (NASDAQ symbol: NMRK), a publicly traded and former majority-owned subsidiary of BGC until the Distribution Date, and, where applicable, its consolidated subsidiaries

Newmark Class A common stock	Newmark Class A common stock, par value $0.01 per share

Newmark Class B common stock	Newmark Class B common stock, par value $0.01 per share

Newmark Group	Newmark, Newmark Holdings, and Newmark OpCo and their respective subsidiaries, collectively

Newmark Holdings	Newmark Holdings, L.P.

Newmark IPO	Initial public offering of 23 million shares of Newmark Class A common stock by Newmark at a price of $14.00 per share in December 2017

Newmark OpCo	Newmark Partners, L.P., an operating partnership, which is owned jointly by Newmark and Newmark Holdings and holds the business of Newmark

NEX	NEX Group plc, an entity formed in December 2016, formerly known as ICAP

NFA	National Futures Association

Non-GAAP	A financial measure that differs from the most directly comparable measure calculated and presented in accordance with U.S. GAAP, such as Adjusted Earnings and Adjusted EBITDA

N Units	Non-distributing partnership units of BGC Holdings or Newmark Holdings that may not be allocated any item of profit or loss, and may not be made exchangeable into shares of Class A common stock, including NREUs, NPREUs, NLPUs, NPLPUs, NPSUs, and NPPSUs

TERM	DEFINITION

OCI	Other comprehensive income (loss), including gains and losses on cash flow and net investment hedges, unrealized gains and losses on available for sale securities (in periods prior to January 1, 2018), certain gains and losses relating to pension and other retirement benefit obligations and foreign currency translation adjustments

OTC	Over-the-Counter

OTF	Organized Trading Facility, a regulated execution venue category introduced by MiFID II

PCD assets	Purchased financial assets with deterioration in credit quality since origination

Period Cost Method	Treatment of taxes associated with the GILTI provision as a current period expense when incurred rather than recording deferred taxes for basis differences

Poten & Partners	Poten & Partners Group, Inc., a wholly owned subsidiary of the Company, acquired on November 15, 2018

Preferred Distribution	Allocation of net profits of BGC Holdings or Newmark Holdings to holders of Preferred Units, at a rate of either 0.6875% (i.e., 2.75% per calendar year) or such other amount as set forth in the award documentation

Preferred Units	Preferred partnership units in BGC Holdings or Newmark Holdings, such as PPSUs, which are settled for cash, rather than made exchangeable into shares of Class A common stock, are only entitled to a Preferred Distribution, and are not included in BGC’s or Newmark’s fully diluted share count

Real Estate L.P.	CF Real Estate Finance Holdings, L.P., a commercial real estate-related financial and investment business controlled and managed by Cantor, of which Newmark owns a minority interest

Record Date	Close of business on November 23, 2018, in connection with the Spin-Off

Repurchase Agreements	Securities sold under agreements to repurchase that are recorded at contractual amounts, including interest, and accounted for as collateralized financing transactions

Revolving Credit Agreement	The Company’s unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, dated as of November 28, 2018, that provides for a maximum revolving loan balance of $350.0 million, bearing interest at either LIBOR or a defined base rate plus additional margin, amended on December 11, 2019 to extend the maturity date to February 26, 2021 and further amended on February 26, 2020 to extend the maturity date to February 26, 2023. On March 10, 2022, the agreement was amended and restated to increase the size of the credit facility to $375.0 million, bearing interest at either SOFR or a defined base rate plus additional margin, and extend the maturity date to March 10, 2025

ROU	Right-of-Use

RSUs	BGC or Newmark unvested restricted stock units, payable in shares of BGC Class A common stock or Newmark Class A common stock, respectively, held by certain employees of BGC Partners or Newmark and other persons who have provided services to BGC Partners or Newmark, or issued in connection with certain acquisitions

Russia's Invasion of Ukraine	Russia's invasion of Ukraine, which led to imposed sanctions by the U.S., U.K., EU, and other countries on Russian counterparties

SaaS	Software as a Service

SBSEF	Security-based Swap Execution Facility

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

SEF	Swap Execution Facility

TERM	DEFINITION
Separation	Principal corporate transactions pursuant to the Separation and Distribution Agreement, by which BGC, BGC Holdings and BGC U.S. OpCo and their respective subsidiaries (other than the Newmark Group) transferred to Newmark, Newmark Holdings and Newmark OpCo and their respective subsidiaries the assets and liabilities of the BGC Group relating to BGC’s real estate services business, and related transactions, including the distribution of Newmark Holdings units to holders of units in BGC Holdings and the assumption and repayment of certain BGC indebtedness by Newmark

Separation and Distribution Agreement	Separation and Distribution Agreement, by and among the BGC Group, the Newmark Group, Cantor and BGC Global OpCo, originally entered into on December 13, 2017, as amended on November 8, 2018 and amended and restated on November 23, 2018

SOFR	Secured Overnight Financing Rate

SPAC	Special Purpose Acquisition Company

SPAC Investment Banking Activities	Aurel’s investment banking activities with respect to SPACs

Spin-Off	Pro-rata distribution, pursuant to the Separation and Distribution Agreement, by BGC to its stockholders of all the shares of common stock of Newmark owned by BGC Partners immediately prior to the Distribution Date, with shares of Newmark Class A common stock distributed to the holders of shares of BGC Class A common stock (including directors and executive officers of BGC Partners) of record on the Record Date, and shares of Newmark Class B common stock distributed to the holders of shares of BGC Class B common stock (Cantor and CFGM) of record on the Record Date, completed on the Distribution Date

Tax Act	Tax Cuts and Jobs Act enacted on December 22, 2017

TDRs	Troubled Debt Restructurings

The Ardonagh Group	The Ardonagh Group Limited; the U.K.'s largest independent insurance broker and purchaser of BGC's Insurance brokerage business completed on November 1, 2021

Tower Bridge	Tower Bridge International Services L.P., a subsidiary of the Company, which is 52%-owned by the Company and 48%-owned by Cantor

TP ICAP	TP ICAP plc, an entity formed in December 2016, formerly known as Tullett

Tradition	Compagnie Financière Tradition (which is majority owned by Viel & Cie)

Tullett	Tullett Prebon plc, a part of TP ICAP group and an interdealer broker, primarily operating as an intermediary in the wholesale financial and energy sectors

U.K.	United Kingdom

U.S. GAAP or GAAP	Generally Accepted Accounting Principles in the United States of America

UBT	Unincorporated Business Tax

VIE	Variable Interest Entity

Voice	Voice-only broking transactions executed by brokers over the telephone

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
Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:
•macroeconomic and other challenges and uncertainties resulting from the COVID-19 pandemic, the ongoing conflict in the Ukraine, inflation and the Federal Reserve's responses thereto, including increasing interest rates, the strengthening U.S. dollar, changes in the U.S. and global economies, financial markets and consumer and corporate clients and customers, including economic activity, employment levels, supply chain issues and market liquidity, and increasing energy costs, as well as the various actions taken in response to the challenges and uncertainties by governments, central banks and others, including us;
•the impact of the COVID-19 pandemic, including possible successive waves or variants of the virus, the emergence of new viruses, the continued distribution of effective vaccines and governmental and public reactions thereto, and the impact of a return to office for our employees on our operations;
•market conditions, including trading volume and volatility in the demand for the products and services we provide, resulting from the effects of COVID-19 or otherwise, possible disruptions in trading, potential deterioration of equity and debt capital markets and cryptocurrency markets, impact of significant changes in interest rates and our ability to access the capital markets as needed or on reasonable terms and conditions;
•pricing, commissions and fees, and market position with respect to any of our products and services and those of our competitors;
•the effect of industry concentration and reorganization, reduction of customers, and consolidation;
•liquidity, regulatory, cash and clearing capital requirements and the impact of credit market events, including the impact of COVID-19 and political events and conflicts and actions taken by governments and businesses in response thereto on the credit markets and interest rates;
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
•the integration of acquired businesses and their operations and back office functions with our other businesses;
•the rebranding of our current businesses or risks related to any potential dispositions of all or any portion of our existing or acquired businesses;
•market volatility as a result of the effects of COVID-19, global inflation rates, potential economic downturns, including recessions, and similar effects, which may not be sustainable or predictable in future periods;
•economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including the impact of COVID-19 on the global markets and governmental responses, and restrictions on business and commercial activity, uncertainty regarding the nature, timing and consequences of Brexit following the withdrawal process, including potential reduction in investment in the U.K., and the pursuit of trade, border control or other related policies by the U.S. and/or other countries (including U.S.- China trade relations), rising political and other tensions between the U.S. and China, political and labor unrest in Hong Kong, China and other jurisdictions, conflict in the Middle East, Russia, Ukraine or other jurisdictions, the impact of U.S.

government shutdowns, elections, political unrest, boycotts, stalemates or other social and political responses to governmental mandates and other restrictions related to COVID-19 in the U.S. or abroad, and the impact of terrorist acts, acts of war or other violence or political unrest, as well as natural disasters or weather-related or similar events, including hurricanes and heat waves as well as power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services and the impacts of pandemics and other international health emergencies;
•risks inherent in doing business in international markets, and any failure to identify and manage those risks, as well as the impact of Russia's ongoing Invasion of Ukraine and additional sanctions and regulations imposed by governments and related counter-sanctions, including any related reserves;
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
•the effect on our businesses of changes in interest rates, changes in benchmarks, including the transition away from LIBOR, the effect on our business and revenues of strengthening U.S. dollar, the level of worldwide governmental debt issuances, austerity programs, government stimulus packages, including those related to COVID-19, increases and decreases in the federal funds interest rate and other actions to moderate inflation, increases or decreases in deficits and the impact of increased government tax rates, and other changes to monetary policy, and potential political impasses or regulatory requirements, including increased capital requirements for banks and other institutions or changes in legislation, regulations and priorities;
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
•the effect on our businesses of any extraordinary transactions, including the restructuring of our partnership into a corporate structure, the timing and terms of any such transaction, including potential dilution, tax, cost, and other impacts, and our ability to complete such transaction on our anticipated schedule;
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
•our ability to enter new markets or develop new products, offerings, trading desks, marketplaces, or services for existing or new clients, including our ability to develop new Fenics platforms and products, to successfully launch our FMX initiative and to attract investors thereto, to expand our cryptocurrency offerings, including the launch of additional cryptocurrency and digital asset trading offerings in 2022, the risks inherent in operating our cryptocurrency business and in safekeeping cryptocurrency assets, and efforts to convert certain existing products to a Fully Electronic trade execution, and to induce such clients to use these products, trading desks, marketplaces, or services and to secure and maintain market share, including changes to the likelihood or timing of such efforts due to COVID-19 or other measures;
•the impact of any restructuring or similar transactions on our ability to enter into marketing and strategic alliances and business combinations, attract investors or partners or engage in other transactions in the financial services and other industries, including acquisitions, tender offers, dispositions, reorganizations, partnering opportunities and joint ventures, the failure to realize the anticipated benefits of any such transactions, relationships or growth, and the future impact of any such transactions, relationships or growth on our other businesses and our financial results for current or future periods, the integration of any completed acquisitions and the use of proceeds of any completed dispositions, and the value of and any hedging entered into in connection with consideration received or to be received in connection with such dispositions and any transfers thereof;
•our estimates or determinations of potential value with respect to various assets or portions of our businesses, such as Fenics, including with respect to the accuracy of the assumptions or the valuation models or multiples used;
•our ability to manage turnover and hire, train, integrate and retain personnel, including brokers, salespeople, managers, technology professionals and other front-office personnel, back-office and support services, and departures of senior personnel;
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
•the impact of our ESG or “sustainability” ratings on the decisions by clients, investors, ratings agencies, potential clients and other parties with respect to our businesses, investments in us, our borrowing opportunities or the market for and trading price of BGC Class A common stock, Company Debt Securities, or other matters;
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except per share data)
(unaudited)

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$496,489	$553,598
Cash segregated under regulatory requirements	12,652	13,201
Securities owned	39,150	40,838
Marketable securities	293	406
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	2,359,053	782,446
Accrued commissions and other receivables, net	308,881	296,423
Loans, forgivable loans and other receivables from employees and partners, net	304,138	286,967
Fixed assets, net	181,942	190,112
Investments	37,507	33,039
Goodwill	487,214	486,919
Other intangible assets, net	200,237	207,747
Receivables from related parties	8,378	5,237
Other assets	450,955	445,233
Total assets	$4,886,889	$3,342,166
Liabilities, Redeemable Partnership Interest, and Equity
Short-term borrowings	$3,818	$3,584
Repurchase agreements	900	—
Accrued compensation	187,381	214,379
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	2,173,291	656,278
Payables to related parties	90,491	53,764
Accounts payable, accrued and other liabilities	632,825	679,254
Notes payable and other borrowings	1,051,044	1,052,831
Total liabilities	4,139,750	2,660,090
Commitments, contingencies and guarantees (Note 20)
Redeemable partnership interest	16,446	18,761
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 750,000 shares authorized; 451,760 and 435,944 shares issued at June 30, 2022 and December 31, 2021, respectively; and 324,087 and 317,023 shares outstanding at June 30, 2022 and December 31, 2021, respectively	4,518	4,359
Class B common stock, par value $0.01 per share; 150,000 shares authorized; 45,884 shares issued and outstanding at each of June 30, 2022 and December 31, 2021, convertible into Class A common stock	459	459
Additional paid-in capital	2,499,393	2,451,135
Treasury stock, at cost: 127,673 and 118,921 shares of Class A common stock at June 30, 2022 and December 31, 2021, respectively	(648,500)	(623,734)
Retained deficit	(1,138,628)	(1,171,919)
Accumulated other comprehensive income (loss)	(46,456)	(40,548)
Total stockholders’ equity	670,786	619,752
Noncontrolling interest in subsidiaries	59,907	43,563
Total equity	730,693	663,315
Total liabilities, redeemable partnership interest, and equity	$4,886,889	$3,342,166
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Commissions	$309,542	$389,768	$666,206	$824,988
Principal transactions	88,169	81,997	203,770	180,760
Fees from related parties	3,625	4,245	6,942	8,030
Data, software and post-trade	23,391	21,602	47,518	43,588
Interest and dividend income	8,961	11,455	11,396	14,493
Other revenues	2,068	3,383	6,388	8,167
Total revenues	435,756	512,450	942,220	1,080,026
Expenses:
Compensation and employee benefits	211,873	270,586	469,141	578,929
Equity-based compensation and allocations of net income to limited partnership units and FPUs	46,133	58,290	104,009	91,785
Total compensation and employee benefits	258,006	328,876	573,150	670,714
Occupancy and equipment	39,921	47,159	78,584	95,549
Fees to related parties	6,009	4,518	11,734	9,900
Professional and consulting fees	13,810	20,029	29,441	36,235
Communications	27,166	30,776	55,057	60,586
Selling and promotion	12,443	8,618	23,381	16,106
Commissions and floor brokerage	14,239	14,308	31,582	32,237
Interest expense	14,342	18,680	28,645	36,533
Other expenses	23,010	23,772	40,785	39,809
Total expenses	408,946	496,736	872,359	997,669
Other income (losses), net:
Gains (losses) on divestitures and sale of investments	—	(92)	—	(92)
Gains (losses) on equity method investments	2,729	1,323	5,532	2,789
Other income (loss)	1,909	1,924	1,413	7,330
Total other income (losses), net	4,638	3,155	6,945	10,027
Income (loss) from operations before income taxes	31,448	18,869	76,806	92,384
Provision (benefit) for income taxes	15,105	(1,191)	29,762	13,748
Consolidated net income (loss)	$16,343	$20,060	$47,044	$78,636
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	1,581	3,820	6,310	19,680
Net income (loss) available to common stockholders	$14,762	$16,240	$40,734	$58,956
Per share data:
Basic earnings (loss) per share
Net income (loss) available to common stockholders	$14,762	$16,240	$40,734	$58,956
Basic earnings (loss) per share	$0.04	$0.04	$0.11	$0.16
Basic weighted-average shares of common stock outstanding	375,613	384,902	371,988	379,639
Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$19,710	$23,260	$53,348	$84,963
Fully diluted earnings (loss) per share	$0.04	$0.04	$0.11	$0.15
Fully diluted weighted-average shares of common stock outstanding	507,005	563,923	504,609	560,210
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Consolidated net income (loss)	$16,343	$20,060	$47,044	$78,636
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(10,814)	2,139	(7,019)	(1,897)
Benefit plans	—	(279)	—	(197)
Total other comprehensive income (loss), net of tax	(10,814)	1,860	(7,019)	(2,094)
Comprehensive income (loss)	5,529	21,920	40,025	76,542
Less: Comprehensive income (loss) attributable to noncontrolling interest in subsidiaries, net of tax	100	4,001	5,199	19,261
Comprehensive income (loss) attributable to common stockholders	$5,429	$17,919	$34,826	$57,281
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$47,044	$78,636
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Fixed asset depreciation and intangible asset amortization	37,154	43,327
Employee loan amortization and reserves on employee loans	24,387	34,687
Equity-based compensation and allocations of net income to limited partnership units and FPUs	104,009	91,785
Deferred compensation expense	62	289
Losses (gains) on equity method investments	(5,532)	(2,855)
Losses (gains) on marketable securities and other investments	(1,810)	77
Amortization of discount (premium) on notes payable	1,396	1,967
Impairment of fixed assets, intangible assets and investments	5,226	3,272
Deferred tax provision (benefit)	653	(4,401)
Change in estimated acquisition earn-out payables	(454)	1,940
Forfeitures of Class A common stock	(17)	(330)
Other	823	(1,934)
Consolidated net income (loss), adjusted for non-cash and non-operating items	212,941	246,460
Decrease (increase) in operating assets:
Securities owned	2,319	9,730
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(1,576,645)	(1,151,410)
Accrued commissions receivable, net	(14,362)	(160,613)
Loans, forgivable loans and other receivables from employees and partners, net	(34,701)	(12,400)
Receivables from related parties	(3,652)	3,162
Other assets	(9,878)	(9,955)
Increase (decrease) in operating liabilities:
Repurchase agreements	900	—
Accrued compensation	(21,387)	(16,973)
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	1,516,012	1,126,168
Payables to related parties	36,331	43,480
Accounts payable, accrued and other liabilities	(53,910)	120,697
Net cash provided by (used in) operating activities	$53,968	$198,346

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(3,444)	$(5,912)
Capitalization of software development costs	(22,445)	(23,895)
Purchase of equity method investments	(466)	(625)
Proceeds from equity method investments	1,534	5,318
Net cash provided by (used in) investing activities	$(24,821)	$(25,114)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt and collateralized borrowings	$(3,177)	$(263,102)
Issuance of long-term debt and collateralized borrowings, net of deferred issuance costs	(33)	188,449
Earnings distributions to limited partnership interests and other noncontrolling interests	(16,629)	(34,714)
Redemption and repurchase of limited partnership interests	(26,758)	(39,240)
Dividends to stockholders	(7,443)	(7,626)
Repurchase of Class A common stock	(26,408)	(107,783)
Proceeds from sale of Cantor Units in BGC Holdings	947	5,145
Short term borrowings, net of repayments	—	1,999
Acquisition of Futures Exchange Group	—	3,845
Payments on acquisition earn-outs	(4,384)	(8,139)
Net cash provided by (used in) financing activities	$(83,885)	$(261,166)
Effect of exchange rate changes on Cash and cash equivalents and Cash segregated under regulatory requirements	(2,920)	478
Net increase (decrease) in Cash and cash equivalents, and Cash segregated under regulatory requirements	(57,658)	(390,134)
Cash and cash equivalents and Cash segregated under regulatory requirements at beginning of period	566,799	853,406
Cash and cash equivalents and Cash segregated under regulatory requirements at end of period	$509,141	$463,272
Supplemental cash information:
Cash paid during the period for taxes	$23,089	$21,334
Cash paid during the period for interest	26,419	35,352
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$12,779	$132,907
Issuance of Class A and contingent Class A common stock and limited partnership interests for acquisitions	2,710	513
ROU assets and liabilities	15,693	—
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended June 30, 2022
(in thousands, except share amounts)
(unaudited)

	BGC Partners, Inc. Stockholders						Noncontrolling Interest in Subsidiaries	Total
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)
Balance, April 1, 2022	$4,455	$459	$2,481,408	$(623,734)	$(1,149,657)	$(37,123)	$59,856	$735,664
Consolidated net income (loss)	—	—	—	—	14,762	—	1,581	16,343
Other comprehensive income (loss), net of tax	—	—	—	—	—	(9,333)	(1,481)	(10,814)
Equity-based compensation, 589,235 shares	6	—	1,274	—	—	—	410	1,690
Dividends to common stockholders	—	—	—	—	(3,733)	—	—	(3,733)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(1,436)	(1,436)
Grant of exchangeability and redemption of limited partnership interests, issuance of 5,064,529 shares	50	—	15,290	—	—	—	5,378	20,718
Issuance of Class A common stock (net of costs), 338,503 shares	4	—	3,319	—	—	—	3	3,326
Redemption of FPUs, 556,329 units	—	—	—	—	—	—	(61)	(61)
Repurchase of Class A common stock, 8,745,310 shares	—	—	—	(24,753)	—	—	(4,634)	(29,387)
Forfeiture of Class A common stock, 4,419 shares	—	—	(1)	(13)	—	—	(3)	(17)
Contributions of capital to and from Cantor for equity-based compensation	—	—	(2,386)	—	—	—	(766)	(3,152)
Grant of exchangeability, redemption of limited partnership interests and issuance of Class A common stock and RSUs for acquisitions, 281,230 shares	3	—	618	—	—	—	113	734
Cantor purchase of Cantor units from BGC Holdings upon redemption of founding/working partner units, 480,175 units	—	—	—	—	—	—	947	947
Other	—	—	(129)	—	—	—	—	(129)
Balance, June 30, 2022	$4,518	$459	$2,499,393	$(648,500)	$(1,138,628)	$(46,456)	$59,907	$730,693

BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2022
(in thousands, except share and per share amounts)
(unaudited)

	BGC Partners, Inc. Stockholders						Noncontrolling Interest in Subsidiaries	Total
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2022	$4,359	$459	$2,451,135	$(623,734)	$(1,171,919)	$(40,548)	$43,563	$663,315
Consolidated net income (loss)	—	—	—	—	40,734	—	6,310	47,044
Other comprehensive income (loss), net of tax	—	—	—	—	—	(5,908)	(1,111)	(7,019)
Equity-based compensation,2,570,323 shares	26	—	6,047	—	—	—	1,916	7,989
Dividends to common stockholders	—	—	—	—	(7,443)	—	—	(7,443)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	141	141
Grant of exchangeability and redemption of limited partnership interests, issuance of 11,707,619 shares	117	—	37,823	—	—	—	12,825	50,765
Issuance of Class A common stock (net of costs), 343,459 shares	4	—	3,467	—	—	—	7	3,478
Redemption of FPUs, 585,717 units	—	—	—	—	—	—	(145)	(145)
Repurchase of Class A common stock, 8,745,310 shares	—	—	—	(24,753)	—	—	(4,634)	(29,387)
Forfeiture of Class A common stock, 4,419 shares	—	—	(1)	(13)	—	—	(3)	(17)
Contributions of capital to and from Cantor for equity-based compensation	—	—	(994)	—	—	—	(328)	(1,322)
Grant of exchangeability, redemption of limited partnership interests and issuance of Class A common stock and RSUs for acquisitions, 1,192,907 shares	12	—	2,279	—	—	—	419	2,710
Cantor purchase of Cantor units from BGC Holdings upon redemption of FPUs, 480,175 units	—	—	—	—	—	—	947	947
Other	—	—	(363)	—	—	—	—	(363)
Balance, June 30, 2022	$4,518	$459	$2,499,393	$(648,500)	$(1,138,628)	$(46,456)	$59,907	$730,693

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Dividends declared per share of common stock	$0.01	$0.01	$0.02	$0.02
Dividends declared and paid per share of common stock	$0.01	$0.01	$0.02	$0.02
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three and Six Months Ended June 30, 2021
(in thousands, except share amounts)
(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, April 1, 2021	$3,858	$459	$2,387,075	$(318,864)	$(1,241,886)	$(32,284)	$75,455	$873,813
Consolidated net income (loss)	—	—	—	—	16,240	—	3,820	20,060
Other comprehensive income (loss), net of tax	—	—	—	—	—	1,679	181	1,860
Equity-based compensation, 360,422 shares	3	—	1,722	—	—	—	762	2,487
Dividends to common stockholders	—	—	—	—	(3,852)	—	—	(3,852)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(4,958)	(4,958)
Grant of exchangeability and redemption of limited partnership interests, issuance of 30,155,970 shares	302	—	11,736	—	—	—	19,910	31,948
Issuance of Class A common stock (net of costs), 3,542 shares	—	—	126	—	—	—	4	130
Redemption of FPUs, 44,496 units	—	—	—	—	—	—	(108)	(108)
Repurchase of Class A common stock, 16,542,535 shares	—	—	—	(87,421)	—	—	(15,965)	(103,386)
Forfeiture of Class A common stock, 83,765 shares	—	—	137	(416)			(51)	(330)
Contributions of capital to and from Cantor for equity-based compensation	—	—	(14,746)	—	—	—	(12,425)	(27,171)
Grant of exchangeability, redemption of limited partnership interests and issuance of Class A common stock and RSUs for acquisitions, 536,893 shares	6	—	2,820	—	—	—	(2,338)	488
Other	—	—	3,638	—	—	—	(259)	3,379
Balance, June 30, 2021	$4,169	$459	$2,392,508	$(406,701)	$(1,229,498)	$(30,605)	$64,028	$794,360

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2021	$3,735	$459	$2,375,113	$(315,313)	$(1,280,828)	$(28,930)	$57,061	$811,297
Consolidated net income (loss)	—	—	—	—	58,956	—	19,680	78,636
Other comprehensive income (loss), net of tax	—	—	—	—	—	(1,675)	(419)	(2,094)
Equity-based compensation, 1,727,516 shares	17	—	4,564	—	—	—	2,078	6,659
Dividends to common stockholders	—	—	—	—	(7,626)	—	—	(7,626)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(11,405)	(11,405)
Grant of exchangeability and redemption of limited partnership interests, issuance of 40,586,915 shares	406	—	17,740	—	—	—	24,638	42,784
Issuance of Class A common stock (net of costs), 265,915 shares	3	—	662	—	—	—	8	673
Redemption of FPUs, 661,704 units	—	—	—	—	—	—	(127)	(127)
Repurchase of Class A common stock, 17,507,006 shares	—	—	—	(90,972)	—	—	(16,811)	(107,783)
Forfeiture of Class A common stock, 83,765 shares	—	—	137	(416)			(51)	(330)
Contributions of capital to and from Cantor for equity-based compensation	—	—	(14,143)	—	—	—	(12,147)	(26,290)
Grant of exchangeability, redemption of limited partnership interests and issuance of Class A common stock and RSUs for acquisitions, 787,468 shares	8	—	4,037	—	—	—	(3,532)	513
Cantor purchase of Cantor units from BGC Holdings upon redemption of FPUs, 2,768,060 units	—	—	—	—	—		5,145	5,145
Other	—	—	4,398	—	—	—	(90)	4,308
Balance, June 30, 2021	$4,169	$459	$2,392,508	$(406,701)	$(1,229,498)	$(30,605)	$64,028	$794,360
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
BGC Partners’ integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use Voice, Hybrid, or in many markets, Fully Electronic brokerage services in connection with transactions executed either OTC or through an exchange. Through the Company’s Fenics® group of electronic brands, BGC Partners offers a number of market infrastructure and connectivity services, Fully Electronic marketplaces, and the Fully Electronic brokerage of certain products that also may trade via Voice and Hybrid execution. The full suite of Fenics® offerings includes Fully Electronic and Hybrid brokerage, market data and related information services, trade compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions. Fenics® brands also operate under the names Fenics®, FMX™, FMX Futures Exchange™, Fenics Markets Xchange™, Fenics Futures Exchange™, Fenics UST™, Fenics FX™, Fenics Repo™, Fenics Direct™, Fenics MID™, Fenics Market Data™, Fenics GO™, Fenics PortfolioMatch™, kACE2®, and Lucera®.
BGC, BGC Partners, BGC Trader, GFI, GFI Ginga, CreditMatch, Fenics, Fenics.com, FMX, Sunrise Brokers, Poten & Partners, RP Martin, kACE2, Capitalab, Swaptioniser, CBID, Aqua, and Lucera are trademarks/service marks, and/or registered trademarks/service marks of BGC Partners, Inc. and/or its affiliates.
The Company’s customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, and investment firms. BGC Partners has dozens of offices globally in major markets including New York and London, as well as in Bahrain, Beijing, Bermuda, Bogotá, Brisbane, Buenos Aires, Cape Town, Chicago, Copenhagen, Dubai, Dublin, Frankfurt, Geneva, Hong Kong, Houston, Istanbul, Johannesburg, Madrid, Manila, Melbourne, Mexico City, Miami, Milan, Monaco, Nyon, Paris, Perth, Rio de Janeiro, Santiago, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tel Aviv, Tokyo, Toronto, and Zurich.
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

The following table summarizes the impact of the Futures Exchange Group acquisition to the Company's unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 (in thousands, except per share amounts):

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	As Previously Reported	Retrospective Adjustments	As Adjusted	As Previously Reported	Retrospective Adjustments	As Adjusted
Income (loss) from operations before income taxes	$21,650	$(2,781)	$18,869	$95,714	$(3,330)	$92,384
Consolidated net income (loss)	22,841	(2,781)	20,060	81,966	(3,330)	78,636
Net income (loss) attributable to noncontrolling interest in subsidiaries	4,672	(852)	3,820	20,706	(1,026)	19,680
Net income (loss) available to common stockholders	18,169	(1,929)	16,240	61,260	(2,304)	58,956
Basic earnings (loss) per share	0.05	(0.01)	0.04	0.16	—	0.16
Diluted earnings (loss) per share	0.05	(0.01)	0.04	0.16	(0.01)	0.15
Additionally, the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), unaudited Condensed Consolidated Statements of Cash Flows and unaudited Condensed Consolidated Statements of Changes in Equity have been adjusted to reflect these retrospective adjustments.
During the first quarter of 2022, the Company changed the name of the brokerage product line formerly labeled as “Equity derivatives and cash equity” to “Equities” to better align the caption with the underlying activity. The change did not result in any reclassification of revenues and had no impact on the Company’s Total brokerage revenues.
During the second quarter of 2022, the Company combined Realized losses (gains) on marketable securities, Unrealized losses (gains) on marketable securities, and Losses (gains) on other investments on the unaudited Condensed Consolidated Statements of Cash Flows into Losses (gains) on marketable securities and other investments. The recognition of gains and losses related to these investments are similar in nature and immaterial to the financial statements in the six month periods ending June 30, 2022 and 2021.
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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, and borrowings) necessitated by reference rate reform as entities transition away from LIBOR and other interbank offered rates to alternative reference rates. This ASU also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. Application of the guidance is optional and only available in certain situations. The ASU is effective upon issuance and generally can be applied through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this standard are elective and principally apply to entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform (referred to as the “discounting transition”). The standard expands the scope of ASC 848, Reference Rate Reform and allows entities to elect optional expedients to derivative contracts impacted by the discounting transition. Similar to ASU No. 2020-04, provisions of this ASU are effective upon issuance and generally can be applied through December 31, 2022. During the first quarter of 2022, the Company elected to apply the practical expedients to modifications of qualifying contracts as continuation of the existing contract rather than as a new contract. The adoption of the new guidance did not have an impact on the Company’s unaudited condensed consolidated financial statements. Management will continue to evaluate the impacts of reference rate reform through December 31, 2022.
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
As a result of the Separation, limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time who held a BGC Holdings limited partnership interest received a corresponding Newmark Holdings limited partnership interest, determined by the Contribution Ratio, which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2, divided by the Exchange Ratio. Initially, the Exchange Ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the Exchange Ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. The Exchange Ratio as of June 30, 2022 equaled 0.9393.
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

3.    Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, see Note 3—“Summary of Significant Accounting Policies,” in its consolidated financial statements included in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2021. During the six months ended June 30, 2022, there were no significant changes made to the Company’s significant accounting policies.
4.    Acquisitions
Futures Exchange Group
On July 30, 2021, the Company completed the purchase of the Futures Exchange Group for a purchase price of $4.9 million at closing, plus the cash held at closing by the Futures Exchange Group, and an earn-out, only payable out of the Company's portion of the profits of the Futures Exchange Group, capped at the amount Cantor contributed to the Futures Exchange Group prior to closing. There were no other acquisitions completed by the Company for the six months ended June 30, 2022 and the year ended December 31, 2021. For additional information, see Note 1—"Organization and Basis of Presentation."
Total Consideration
The total consideration for acquisitions for the year ended December 31, 2021 was $4.9 million in cash, plus the cash held at closing, to Cantor for the Futures Exchange Group acquisition, and an earn-out payable out of the Company's portion of the profits of the Futures Exchange Group, capped at the amount Cantor contributed to the Futures Exchange Group prior to closing.
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
Basic Earnings Per Share:
The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic earnings (loss) per share:
Net income (loss) available to common stockholders	$14,762	$16,240	$40,734	$58,956
Basic weighted-average shares of common stock outstanding	375,613	384,902	371,988	379,639
Basic earnings (loss) per share	$0.04	$0.04	$0.11	$0.16
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
The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fully diluted earnings (loss) per share
Net income (loss) available to common stockholders	$14,762	$16,240	$40,734	$58,956
Allocations of net income (loss) to limited partnership interests, net of tax	4,948	7,020	12,614	26,007
Net income (loss) for fully diluted shares	$19,710	$23,260	$53,348	$84,963
Weighted-average shares:
Common stock outstanding	375,613	384,902	371,988	379,639
Partnership units¹	129,163	173,606	129,420	175,849
RSUs (Treasury stock method)	1,188	4,141	2,084	3,475
Other	1,041	1,274	1,117	1,247
Fully diluted weighted-average shares of common stock outstanding	507,005	563,923	504,609	560,210
Fully diluted earnings (loss) per share	$0.04	$0.04	$0.11	$0.15
____________________________
1Partnership units collectively include FPUs, LPUs, and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for more information).
For the three and six months ended June 30, 2022, 1.8 million and 0.5 million of potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for both the three and six months ended June 30, 2022, comprised RSUs. For the three and six months ended June 30, 2021, 31 thousand and 0.1 million of potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for both the three and six months ended June 30, 2021, comprised RSUs.
As of June 30, 2022 and 2021, approximately 41.9 million and 31.4 million shares, respectively, of contingent shares of BGC Class A common stock, N units, RSUs, and LPUs were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the respective periods.
7.    Stock Transactions and Unit Redemptions
Class A Common Stock
Changes in shares of BGC Class A common stock outstanding were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shares outstanding at beginning of period	326,563	334,364	317,023	323,018
Share issuances:
Redemptions/exchanges of limited partnership interests¹	5,071	30,156	11,714	40,587
Vesting of RSUs	589	360	2,571	1,728
Acquisitions	274	537	1,186	787
Other issuances of BGC Class A common stock	339	5	342	266
Restricted stock forfeitures	(4)	(84)	(4)	(84)
Treasury stock repurchases	(8,745)	(16,543)	(8,745)	(17,507)
Shares outstanding at end of period	324,087	348,795	324,087	348,795
____________________________
1Included in redemptions/exchanges of limited partnership interests for the three months ended June 30, 2022 and 2021 are 4.7 million shares of BGC Class A common stock granted in connection with the cancellation of 4.8 million LPUs, and 13.8 million shares of BGC Class A common stock granted in connection with the cancellation of 14.6 million LPUs, respectively. Included in redemptions/exchanges of limited partnership interests for the six months ended June 30, 2022 and 2021 are 7.9 million shares of BGC Class A common stock granted in connection with the cancellation of 8.1 million LPUs, and 15.4 million shares of BGC Class A common stock granted in connection with the cancellation of 16.3 million LPUs, respectively. Because LPUs are included in the Company’s fully diluted share count, if dilutive, redemptions/exchanges in connection with the issuance of BGC Class A common stock would not impact the fully diluted number of shares outstanding.
Class B Common Stock
The Company did not issue any shares of BGC Class B common stock during the three and six months ended June 30, 2022 and 2021. As of June 30, 2022 and December 31, 2021, there were 45.9 million shares of BGC Class B common stock outstanding.
CEO Program
On March 9, 2018, the Company filed a CEO program shelf registration statement on Form S-3 (the "March 2018 Form S-3") and entered into the March 2018 Sales Agreement, pursuant to which the Company could offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock under the CEO Program. CF&Co is a wholly-owned subsidiary of Cantor and an affiliate of the Company. Under the March 2018 Sales Agreement, the Company agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. The March 2018 Form S-3 and the March 2018 Sales Agreement expired in September 2021. As of the date of expiration, the Company had sold 17.6 million shares of BGC Class A common stock (or $210.8 million) under the March 2018 Sales Agreement. For additional information on the Company’s CEO Program sales agreements, see Note 14—“Related Party Transactions.” On March 8, 2021, the Company filed a new CEO Program shelf registration statement on Form S-3 with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock from time to time on a delayed or continuous basis (the "March 2021 Form S-3"). See Note 27—“Subsequent Events” for additional information regarding the new shelf registration statement filed by the Company for the CEO Program.
Unit Redemptions and Share Repurchase Program
The Company’s Board and Audit Committee have authorized repurchases of BGC Class A common stock and redemptions of limited partnership interests or other equity interests in the Company’s subsidiaries. On August 3, 2021, the Company's Board and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of June 30, 2022, the Company had $158.4 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units.
The tables below represent the units redeemed and/or shares repurchased for cash and does not include units redeemed/cancelled in connection with the grant of shares of BGC Class A common stock nor the limited partnership interests exchanged for shares of BGC Class A common stock. The gross unit redemptions and share repurchases of BGC Class A common stock during the three and six months ended June 30, 2022 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted-Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Program
Redemptions[1,2]
January 1, 2022—March 31, 2022	43	$4.01
April 1, 2022—June 30, 2022	1,010	$3.81
Total Redemptions	1,053	$3.82
Repurchases[3,4]
January 1, 2022—March 31, 2022	—	$—
April 1, 2022 - April 30, 2022	—	$—
May 1, 2022 - May 31, 2022	1,150	$3.70
June 1, 2022 - June 30, 2022	7,595	$3.31
Total Repurchases	8,745	$3.36
Total Redemptions and Repurchases	9,798	$3.41	$158,404
___________________________
1.During the three months ended June 30, 2022, the Company redeemed 1.0 million LPUs at an aggregate redemption price of $3.7 million for a weighted-average price of $3.84 per unit. During the three months ended June 30, 2022, the Company redeemed 40 thousand FPUs at an aggregate redemption price of $0.1 million for a weighted-average price of $2.94 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 4.7 million shares of BGC Class A common stock during the three months ended June 30, 2022, nor the limited partnership interests exchanged for 0.7 million shares of BGC Class A common stock during the three months ended June 30, 2022.
2.During the six months ended June 30, 2022, the Company redeemed 1.0 million LPUs at an aggregate redemption price of $3.8 million for a weighted-average price of $3.85 per unit. During the six months ended June 30, 2022, the Company redeemed 0.1 million FPUs at an aggregate redemption price of $0.2 million for a weighted-average of $3.33 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 7.9 million shares of BGC Class A common stock during the six months ended June 30, 2022, nor the limited partnership interests exchanged for 4.5 million shares of BGC Class A common stock during the six months ended June 30, 2022.
3During the three months ended June 30, 2022, the Company repurchased 8.7 million shares of BGC Class A common stock at an aggregate price of $29.4 million for a weighted-average price of $3.36 per share.
4During the six months ended June 30, 2022, the Company repurchased 8.7 million shares of BGC Class A common stock at an aggregate price of $29.4 million for a weighted-average price of $3.36 per share.
The gross unit redemptions and share repurchases of BGC Class A common stock during the three and six months ended June 30, 2021 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted-Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Program
Redemptions[1,2]
January 1, 2021—March 31, 2021	20	$4.40
April 1, 2021—June 30, 2021	4,715	$5.82
Total Redemptions	4,735	$5.82
Repurchases[3,4]
January 1, 2021—March 31, 2021	965	$4.56
April 2, 2021 - April 30, 2021	2	$5.29
May 1, 2021 - May 31, 2021	1,018	$5.59
June 1, 2021 - June 30, 2021	15,522	$6.29
Total Repurchases	17,507	$6.16
Total Redemptions and Repurchases	22,242	$6.08	$114,584
____________________________

1During the three months ended June 30, 2021, the Company redeemed 4.7 million LPUs at an aggregate redemption price of $27.3 million for a weighted-average price of $5.84 per unit. During the three months ended June 30, 2021, the Company redeemed 44 thousand FPUs at an aggregate redemption price of $0.2 million for an average price of $4.06 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 13.8 million shares of BGC Class A common stock during the three months ended June 30, 2021, nor the limited partnership interests exchanged for 16.8 million shares of BGC Class A common stock during the three months ended June 30, 2021.
2During the six months ended June 30, 2021, the Company redeemed 4.7 million LPUs at an aggregate redemption price of $27.3 million for a weighted-average price of $5.83 per unit. During the six months ended June 30, 2021, the Company redeemed 0.1 million FPUs at an aggregate redemption price of $0.2 million for a weighted-average price of $4.11 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 15.4 million shares of BGC Class A common stock during the six months ended June 30, 2021, nor the limited partnership interests exchanged for 25.9 million shares of BGC Class A common stock during the six months ended June 30, 2021.
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
Redeemable Partnership Interest
The changes in the carrying amount of FPUs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$17,786	$19,989	$18,761	$20,674
Consolidated net income allocated to FPUs	253	438	721	958
Earnings distributions	(465)	(520)	(1,539)	(520)
FPUs exchanged	(380)	(253)	(719)	(509)
FPUs redeemed	(748)	(72)	(778)	(1,021)
Balance at end of period	$16,446	$19,582	$16,446	$19,582

8.    Securities Owned
Securities owned primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total Securities owned were $39.2 million and $40.8 million as of June 30, 2022 and December 31, 2021, respectively. For additional information, see Note 13—“Fair Value of Financial Assets and Liabilities.”
9.    Collateralized Transactions
Repurchase Agreements
Securities sold under Repurchase Agreements are accounted for as collateralized financing transactions and are recorded at the contractual amount for which the securities will be repurchased, including accrued interest. As of June 30, 2022, the Company facilitated $0.9 million of Repurchase Agreements for the purpose of financing fails. U.S. Treasury or other fixed income securities were provided to Cantor as collateral for the fair value of the Repurchase Agreements. These Repurchase Agreements had a maturity date of July 1, 2022. As of December 31, 2021, the Company had not facilitated any Repurchase Agreements for the purpose of financing fails.
10.    Marketable Securities
Marketable securities consist of the Company’s ownership of equity securities carried at fair value in accordance with ASU 2016-01. The securities had a fair value of $0.3 million and $0.4 million as of June 30, 2022 and December 31, 2021, respectively.
These marketable securities are measured at fair value, with any changes in fair value recognized in earnings and included in “Other income (loss)” in the Company’s unaudited Condensed Consolidated Statements of Operations. The Company recognized unrealized net losses of $0.1 million and unrealized net gains of $21 thousand for the three months ended June 30, 2022 and 2021, respectively, related to the mark-to-market adjustments on shares and any related hedging transactions, when applicable. The Company recognized unrealized net losses of $0.1 million and unrealized net gains of $10 thousand for the six months ended June 30, 2022 and 2021, respectively, related to the mark-to-market adjustments on shares and any related hedging transactions, when applicable.
During the six months ended June 30, 2022 and 2021, the Company did not sell and did not purchase any marketable securities.
11.    Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers
Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts (see Note 12—“Derivatives”). As of June 30, 2022 and December 31, 2021, Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers[1]:
Contract values of fails to deliver	$2,184,971	$640,696
Receivables from clearing organizations	138,541	118,979
Other receivables from broker-dealers and customers	17,869	14,386
Net pending trades	7,253	5,506
Open derivative contracts	10,419	2,879
Total	$2,359,053	$782,446
Payables to broker-dealers, clearing organizations, customers and related broker-dealers[1]:
Contract values of fails to receive	$2,086,514	$617,018
Payables to clearing organizations	65,089	22,679
Other payables to broker-dealers and customers	14,471	13,732
Open derivative contracts	7,217	2,849
Total	$2,173,291	$656,278
____________________________
1Includes receivables and payables with Cantor. See Note 14—“Related Party Transactions” for additional information.
Substantially all open fails to deliver, open fails to receive and pending trade transactions as of June 30, 2022 have subsequently settled at the contracted amounts.
12.    Derivatives
In the normal course of operations, the Company enters into derivative contracts to facilitate client transactions, hedge principal positions and facilitate hedging activities of affiliated companies. These derivative contracts primarily consist of FX swaps, FX/commodities options, futures and forwards.
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

The fair value of derivative contracts, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	June 30, 2022			December 31, 2021
Derivative contract	Assets	Liabilities	Notional Amounts[1]	Assets	Liabilities	Notional Amounts[1]
Forwards	$837	$656	$262,815	$392	$419	$207,966
FX swaps	9,582	6,083	806,973	2,487	1,490	571,280
Futures	—	478	1,703,081	—	940	3,914,813
Total	$10,419	$7,217	$2,772,869	$2,879	$2,849	$4,694,059
____________________________
1Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of the Company’s derivative activity, and do not represent anticipated losses.
Certain of the Company’s FX swaps are with Cantor. See Note 14—“Related Party Transactions,” for additional information related to these transactions.
The replacement costs of contracts in a gain position were $10.4 million and $2.9 million, as of June 30, 2022 and December 31, 2021, respectively.
The following tables present information about the offsetting of derivative instruments (in thousands):

	June 30, 2022
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition[1]
Assets
Forwards	$1,042	$(205)	$837
FX swaps	10,245	(663)	9,582
Futures	103,886	(103,886)	—
Total derivative assets	$115,173	$(104,754)	$10,419
Liabilities
FX swaps	$6,746	$(663)	$6,083
Forwards	861	(205)	656
Futures	104,364	(103,886)	478
Total derivative liabilities	$111,971	$(104,754)	$7,217

	December 31, 2021
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition[1]
Assets
Forwards	$452	$(60)	$392
FX swaps	3,025	(538)	2,487
Futures	70,497	(70,497)	—
Total derivative assets	$73,974	$(71,095)	$2,879
Liabilities
FX swaps	$2,028	$(538)	$1,490
Forwards	479	(60)	419
Futures	71,437	(70,497)	940
Total derivative liabilities	$73,944	$(71,095)	$2,849
____________________________

1There were no additional balances in gross amounts not offset as of June 30, 2022 and December 31, 2021.
The change in fair value of derivative contracts is reported as part of “Principal transactions” in the Company’s unaudited Condensed Consolidated Statements of Operations. The change in fair value of equity options related to marketable securities is included as part of “Other income (loss)” in the Company’s unaudited Condensed Consolidated Statements of Operations.
The table below summarizes gains and (losses) on derivative contracts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivative contract	2022	2021	2022	2021
Futures	$3,832	$3,321	$8,241	$7,155
FX swaps	601	140	930	138
FX/commodities options	48	78	148	164
Forwards	—	(63)	—	(28)
Gains, net	$4,481	$3,476	$9,319	$7,429

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
The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	Assets at Fair Value at June 30, 2022
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Marketable securities	$293	$—	$—	$—	$293
Securities owned—Government debt	37,918	—	—	—	37,918
Securities owned—Equities	787	—	—	—	787
Securities owned—Corporate bonds	—	445	—	—	445
Forwards	—	1,042	—	(205)	837
FX swaps	—	10,245	—	(663)	9,582
Futures	—	103,886	—	(103,886)	—
Total	$38,998	$115,618	$—	$(104,754)	$49,862

	Liabilities at Fair Value at June 30, 2022
	Level 1	Level 2	Level 3	Netting and Collateral	Total
FX swaps	$—	$6,746	$—	$(663)	$6,083
Forwards	—	861	—	(205)	656
Futures	—	104,364	—	(103,886)	478
Contingent consideration	—	—	22,791	—	22,791
Total	$—	$111,971	$22,791	$(104,754)	$30,008

	Assets at Fair Value at December 31, 2021
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Marketable securities	$406	$—	$—	$—	$406
Securities owned—Government debt	40,602	—	—	—	40,602
Securities owned—Equities	235	—	—	—	235
Securities owned—Corporate bonds	—	1	—	—	1
Forwards	—	452	—	(60)	392
FX swaps	—	3,025	—	(538)	2,487
Futures	—	70,497	—	(70,497)	—
Total	$41,243	$73,975	$—	$(71,095)	$44,123

	Liabilities at Fair Value at December 31, 2021
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Futures	$—	$71,437	$—	$(70,497)	$940
FX swaps	—	2,028	—	(538)	1,490
Forwards	—	479	—	(60)	419
Contingent consideration	—	—	29,756	—	29,756
Total	$—	$73,944	$29,756	$(71,095)	$32,605
Level 3 Financial Liabilities
Changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended June 30, 2022 were as follows (in thousands):

							Unrealized (gains) losses for the period included in:
	Opening Balance at April 1, 2022	Total realized and unrealized (gains) losses included in Net income (loss)¹	Unrealized (gains) losses included in Other comprehensive income (loss)²	Purchases/ Issuances	Sales/ Settlements	Closing Balance at June 30, 2022	Net income (loss) on Level 3 Assets / Liabilities Outstanding at June 30, 2022	Other comprehensive income (loss) on Level 3 Assets / Liabilities Outstanding at June 30, 2022
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$27,854	$(679)	$—	$—	$(4,384)	$22,791	$(679)	$—
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

Changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended June 30, 2021 were as follows (in thousands):

							Unrealized (gains) losses for the period included in:
	Opening Balance at April 1, 2021	Total realized and unrealized (gains) losses included in Net income (loss)¹	Unrealized (gains) losses included in Other comprehensive income (loss)²	Purchases/ Issuances	Sales/ Settlements	Closing Balance at June 30, 2021	Net income (loss) on Level 3 Assets / Liabilities Outstanding at June 30, 2021	Other comprehensive income (loss) on Level 3 Assets / Liabilities Outstanding at June 30, 2021
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$40,056	$838	$—	$—	$(7,919)	$32,975	$838	$—
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
Changes in Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2022 were as follows (in thousands):

							Unrealized (gains) losses for the period included in:
	Opening Balance at January 1, 2022	Total realized and unrealized (gains) losses included in Net income (loss)¹	Unrealized (gains) losses included in Other comprehensive income (loss)²	Purchases/ Issuances	Sales/ Settlements	Closing Balance at June 30, 2022	Net income (loss) on Level 3 Assets / Liabilities Outstanding at June 30, 2022	Other comprehensive income (loss) on Level 3 Assets / Liabilities Outstanding at June 30, 2022
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$29,756	$(454)	$—	$—	$(6,511)	$22,791	$(454)	$—
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

Changes in Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2021 were as follows (in thousands):

							Unrealized (gains) losses for the period included in:
	Opening Balance at January 1, 2021	Total realized and unrealized (gains) losses included in Net income (loss)¹	Unrealized (gains) losses included in Other comprehensive income (loss)²	Purchases/ Issuances	Sales/ Settlements	Closing Balance at June 30, 2021	Net income (loss) on Level 3 Assets / Liabilities Outstanding at June 30, 2021	Other comprehensive income (loss) on Level 3 Assets / Liabilities Outstanding at June 30, 2021
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$39,791	$1,939	$—	$—	$(8,755)	$32,975	$1,939	$—
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
Quantitative Information About Level 3 Fair Value Measurements on a Recurring Basis
The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value as of June 30, 2022
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
				Discount rate[1]	6.8%-10.3%	9.9%

Contingent consideration	$—	$22,791	Present value of expected payments	Probability of meeting earnout and contingencies	5%-100%	70.5%[2]
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
Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of June 30, 2022 and December 31, 2021, the present value of expected payments related to the Company’s contingent consideration was $22.8 million and $29.8 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, would be $33.7 million and $40.6 million, as of June 30, 2022 and December 31, 2021, respectively.
Fair Value Measurements on a Non-Recurring Basis
Pursuant to the recognition and measurement guidance for equity investments, effective January 1, 2018, equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. The Company applied the measurement alternative to equity securities with the fair value of $83.9 million and $82.0 million, which were included in “Other assets” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2022 and December 31, 2021, respectively. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.
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
For the three months ended June 30, 2022 and 2021, Cantor’s share of the net profit (loss) in Tower Bridge was $(0.4) million and $0.5 million, respectively. For the six months ended June 30, 2022 and 2021, Cantor’s share of the net profit (loss) in Tower Bridge was $(0.2) million and $0.6 million, respectively. This net profit is included as part of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited Condensed Consolidated Statements of Operations.
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
For the three months ended June 30, 2022 and 2021, the Company recognized related party revenues of $3.6 million and $4.2 million, respectively, for the services provided to Cantor. For the six months ended June 30, 2022 and 2021, the Company recognized related party revenues of $6.9 million and $8.0 million, respectively, for the services provided to Cantor. These revenues are included as part of “Fees from related parties” in the Company’s unaudited Condensed Consolidated Statements of Operations.
In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an administrative services agreement whereby certain employees of Cantor are deemed leased employees of the Company. For the three months ended June 30, 2022 and 2021, the Company was charged $20.3 million and $20.0 million, respectively, for the services provided by Cantor and its affiliates, of which $14.3 million and $15.5 million, respectively, were to cover compensation to leased employees for these periods. For the six months ended June 30, 2022 and 2021, the Company was charged $41.5 million and $41.1 million, respectively, for the services provided by Cantor and its affiliates, of which $29.8 million and $31.4 million, respectively, were to cover compensation to leased employees for these periods. The fees charged by Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited Condensed Consolidated Statements of Operations. The fees charged by Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited Condensed Consolidated Statements of Operations.
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
As part of the purchase of the Futures Exchange Group, Cantor has agreed to indemnify the Company for certain expenses arising at the Futures Exchange Group up to a maximum of $1.0 million. As of June 30, 2022 and December 31, 2021, the Company had recorded assets of $1.0 million and $0.4 million, respectively, in the Company’s unaudited Condensed Consolidated Statements of Financial Condition for this indemnity.
In addition, the Futures Exchange Group received capital contributions from Cantor of $5.3 million for the year ended December 31, 2021. These capital contributions were made prior to BGC's acquisition of the Futures Exchange Group. There were no capital contributions received from Cantor by the Futures Exchange Group for the three and six months ended June 30, 2022.
Newmark Spin-Off
The Separation and Distribution Agreement sets forth the agreements among BGC, Cantor, Newmark and their respective subsidiaries. For additional information, see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings,” and Note 1—“Organization and Basis of Presentation,” Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” and Note 14—“Related Party Transactions” to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Other Agreements with Cantor
The Company is authorized to enter into short-term arrangements with Cantor to cover any delivery failures in connection with U.S. Treasury securities transactions and to share equally in any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of June 30, 2022, Cantor facilitated $0.9 million in Repurchase Agreements between the Company and Cantor. As of December 31, 2021, Cantor had not facilitated any Repurchase Agreements between the Company and Cantor.
To more effectively manage the Company’s exposure to changes in FX rates, the Company and Cantor have agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to FX currency hedging between the Company and Cantor. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of the Company and Cantor is utilized to determine the shares of profit or loss allocated to each for the period. For the three months ended June 30, 2022 and 2021, the Company recognized its share of FX gains of $2.4 million and FX losses of $0.2 million, respectively. For the six months ended June 30, 2022 and 2021, the Company recognized its share of FX gains of $2.0 million and FX losses of $23 thousand, respectively.

These gains are included as part of “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Pursuant to the separation agreement relating to the Company’s acquisition of certain BGC businesses from Cantor in 2008, Cantor has a right, subject to certain conditions, to be the Company’s customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use market data from the Company without any cost. Any future related-party transactions or arrangements between the Company and Cantor are subject to the prior approval by the Audit Committee. During the three months ended June 30, 2022 and 2021, the Company recorded revenues from Cantor entities of $0.1 million and $37 thousand, respectively, related to commissions paid to the Company by Cantor. For the six months ended June 30, 2022 and 2021, the Company recorded revenues from Cantor entities of $0.2 million and $0.1 million, respectively, related to commissions paid to the Company by Cantor. These revenues are included as part of “Commissions” in the Company’s unaudited Condensed Consolidated Statements of Operations.
The Company and Cantor are authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.
In August 2013, the Audit Committee authorized the Company to invest up to $350.0 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used by the Company from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including policies related to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of both June 30, 2022 and December 31, 2021, the Company did not have any investments in the program.
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
On November 23, 2018, in the Class B Issuance, BGC Partners issued 10.3 million shares of BGC Partners Class B common stock to Cantor and 0.7 million shares of BGC Partners Class B common stock to CFGM, in each case in exchange for shares of BGC Class A common stock owned by Cantor and CFGM, respectively, on a one-to-one basis pursuant to the Exchange Agreement. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Partners by Cantor or CFGM for the Class B Issuance. Following this exchange, Cantor and its affiliates have the right to exchange under the Exchange Agreement up to an aggregate of 23.6 million shares of BGC Class A common stock, now owned or subsequently acquired, or its Cantor units in BGC Holdings, into shares of BGC Class B common stock. As of June 30, 2022, Cantor and CFGM do not own any shares of BGC Class A common stock.
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
On March 19, 2018, the Company entered into the BGC Credit Agreement with Cantor. The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the previous Credit Facility between BGC and an affiliate of Cantor. On August 6, 2018, the Company entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that could be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2023, after which the maturity date of the BGC Credit

Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of both June 30, 2022 and December 31, 2021, there were no borrowings by BGC or Cantor outstanding under this Agreement. The Company did not record any interest expense related to the Agreement for the three and six months ended June 30, 2022 and 2021.
As part of the Company’s cash management process, the Company may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of both June 30, 2022 and December 31, 2021, the Company had no reverse repurchase agreements outstanding.
Receivables from and Payables to Related Broker-Dealers
Amounts due to or from Cantor and Freedom, one of the Company’s equity method investments, are for transactional revenues under a technology and services agreement with Freedom, as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. As of June 30, 2022 and December 31, 2021, the Company had receivables from Freedom of $2.2 million and $1.4 million, respectively. As of June 30, 2022 and December 31, 2021, the Company had $9.6 million and $2.5 million, respectively, in receivables from Cantor related to open derivative contracts. As of June 30, 2022 and December 31, 2021, the Company had $5.9 million and $1.5 million, respectively, in payables to Cantor related to open derivative contracts. As of June 30, 2022, the Company had $26.4 million in payables to Cantor related to fails and pending trades. As of December 31, 2021, the Company did not have any receivables from and payables to Cantor related to fails and pending trades.
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
As of June 30, 2022 and December 31, 2021, the aggregate balance of employee loans, net, was $304.1 million and $287.0 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. Compensation expense for the above-mentioned employee loans for the three months ended June 30, 2022 and 2021 was $14.5 million and $19.1 million, respectively. Compensation expense for the above-mentioned employee loans for the six months ended June 30, 2022 and 2021 was $24.4 million and $34.7 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Interest income on the above-mentioned employee loans for the three months ended June 30, 2022 and 2021 was $2.3 million and $3.3 million, respectively. Interest income on the above-mentioned employee loans for the six months ended June 30, 2022 and 2021 was $3.5 million and $5.5 million, respectively. The interest income related to these employee loans is included as part of “Interest and dividend income” in the Company’s unaudited Condensed Consolidated Statements of Operations.
CEO Program and Other Transactions with CF&Co
As discussed in Note 7—“Stock Transactions and Unit Redemptions,” the Company entered into the March 2018 Sales Agreement with CF&Co, as the Company’s sales agent under the CEO Program. The March 2018 Sales Agreement expired in September 2021. During both the three and six months ended June 30, 2022 and 2021, the Company did not sell any shares of Class A common stock under the March 2018 Sales Agreement. For both the three and six months ended June 30, 2022 and 2021, the Company was not charged for services provided by CF&Co related to the CEO Program with CF&Co. The net proceeds of the shares sold are included as part of “Additional paid-in capital” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. See Note 27—“Subsequent Events” for additional information regarding the new shelf registration statement filed by the Company for the CEO Program.

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
On October 3, 2014, management was granted approval by the Board and Audit Committee to enter into stock loan transactions with CF&Co utilizing equities securities. Such stock loan transactions will bear market terms and rates. As of June 30, 2022, and December 31, 2021, the Company did not have any Securities loaned transactions with CF&Co. Securities loaned transactions are included in “Securities loaned” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes. In connection with this issuance of the 5.125% Senior Notes, the Company recorded $0.5 million in underwriting fees payable to CF&Co. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor tendered $15.0 million of such senior notes in the tender offer completed on August 14, 2020, and did not hold such notes as of June 30, 2022.
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
On June 11, 2020, the Company’s Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by the Company of up to $50.0 million of Company Debt Securities. Repurchases of Company Debt Securities, if any, are expected to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption. Under the authorization, the Company may make repurchases of Company Debt Securities for cash from time to time in the open market or in privately negotiated transactions upon such terms and at such prices as management may determine. Additionally, the Company is authorized to make any such repurchases of Company Debt Securities through CF&Co (or its affiliates), in its capacity as agent or principal, or such other broker-dealers as management shall determine to utilize from time to time, and such repurchases shall be subject to brokerage commissions which are no higher than standard market commission rates. As of June 30, 2022, the Company had $50.0 million remaining from its debt repurchase authorization.
On July 10, 2020, the Company issued an aggregate of $300.0 million principal amount of 4.375% Senior Notes. In connection with this issuance of the 4.375% Senior Notes, the Company recorded $0.2 million in underwriting fees payable to CF&Co. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor purchased $14.5 million of such senior notes and still holds such notes as of June 30, 2022.
Under rules adopted by the CFTC, all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the NFA and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered FCM. From time to time, the Company’s foreign-based brokers engage in interest rate swap transactions with U.S.-based counterparties, and, therefore, the Company is subject to the CFTC requirements. Mint Brokers has entered into guarantees on behalf of the Company, and the Company is required to indemnify Mint Brokers for the amounts, if any, paid by Mint Brokers on behalf of the Company pursuant to this arrangement. Effective April 1, 2020, these guarantees were transferred to Mint Brokers from CF&Co. During both the three months ended June 30, 2022 and 2021, the Company recorded fees of $31 thousand, respectively, related to these guarantees. During both the six months ended June 30, 2022 and 2021, the Company recorded fees of $0.1 million with respect to these guarantees. These fees were included in “Fees to related parties” in the Company’s unaudited Condensed Consolidated Statements of Operations.
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
On May 17, 2022, Cantor purchased from BGC Holdings an aggregate 427,494 Cantor units for aggregate consideration of $841,010 as a result of the redemption of 427,494 FPUs, and 52,681 Cantor units for aggregate consideration of $105,867 as a result of the exchange of 52,681 FPUs. Each Cantor unit in BGC Holdings held by Cantor is exchangeable by Cantor at any time on a one-for-one basis (subject to adjustment) for shares of BGC Class A common stock.
As of June 30, 2022, there were 0.1 million FPUs in BGC Holdings remaining, which BGC Holdings had the right to redeem or exchange and with respect to which Cantor will have the right to purchase an equivalent number of Cantor units following such redemption or exchange.
Cantor Aurel Revenue Sharing Agreement
On June 24, 2021, the Board and Audit Committee authorized our French subsidiary, Aurel BGC SAS, to enter into a revenue sharing agreement pursuant to which Cantor shall provide services to Aurel to support Aurel’s investment banking activities with respect to special purpose acquisition companies. The services provided by Cantor to Aurel in support of such SPAC Investment Banking Activities shall include referral of clients, structuring advice, financial advisory services, referral of investors, deal execution services, and other advisory services in support of Aurel’s SPAC Investment Banking Activities pursuant to its French investment services license. As compensation, Cantor shall receive a revenue share of 80% of Aurel’s net revenue attributable to SPAC Investment Banking Activities. The term of the revenue sharing agreement is for an initial period of 12 months, which automatically renews each year unless either party provides notice of termination at least three months prior to the anniversary. Aurel is also authorized to serve as bookrunner, underwriter or advisor in connection with French SPACs which are sponsored by Cantor at market rates for such services. For both the three and six months ended June 30, 2022 and 2021, Aurel had no revenue or fees payable to Cantor attributable to SPAC Investment Banking Activities.
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
Transactions with the Relief Fund
During the year ended December 31, 2015, the Company committed to make charitable contributions to the Cantor Fitzgerald Relief Fund in the amount of $40.0 million, which was included in “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations for the year ended December 31, 2015. As of June 30, 2022 and December 31, 2021, the remaining liability associated with this commitment was $1.5 million and $1.7 million, respectively, which is included in “Accounts payable, accrued and other liabilities” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. Further, as of both June 30, 2022 and December 31, 2021, the Company had a liability to the Cantor Fitzgerald Relief Fund for $8.3 million, associated with $7.2 million and $1.1 million of additional expense taken in September of 2021 and 2020, respectively.
Other Transactions
As of December 31, 2021, BGC recognized $8.3 million, payable to Newmark, which is included as part of' “Payables to related parties” and “Accounts payable, accrued and other liabilities”, respectively, in the Company's unaudited Condensed Consolidated Statements of Financial Condition. The payable was a result of taxes paid by Newmark on its share of taxable income which were included as part of the Company's consolidated tax return in the periods prior to the Spin-Off. BGC repaid the $8.3 million tax payment to Newmark during the first three months ended March 31, 2022. There was no outstanding payable to Newmark as of June 30, 2022.
The Company is authorized to enter into loans, investments or other credit support arrangements for Aqua, an alternative electronic trading platform that offers new pools of block liquidity to the global equities markets; such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. On February 15, 2022 and February 25, 2021, the Board and Audit Committee increased the authorized amount by an additional $1.0 million and $1.0 million, respectively, to an aggregate of $21.2 million. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. Aqua is 51% owned by Cantor and 49% owned by the Company. Aqua is accounted for under the equity method. During the three months ended June 30, 2022 and 2021, the Company made $0.1 million and $0.3 million, respectively, in contributions to Aqua. During the six months ended June 30,

2022 and 2021, the Company made $0.5 million and $0.6 million, respectively, in contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
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
During the three months ended June 30, 2022 and 2021, Lucera recognized $9 thousand and $0.1 million, respectively, in related party revenues from Cantor. During the six months ended June 30, 2022 and 2021, Lucera recognized $21 thousand and $0.2 million, respectively, in related party revenues from Cantor. These revenues are included in “Data, software and post-trade” in the Company’s unaudited Condensed Consolidated Statements of Operations.
BGC Sublease From Newmark
In May 2020, BGC U.S. OpCo entered into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark, which sublease was approved by the Audit Committee. The deal was a one-year sublease of approximately 21,000 rentable square feet in New York City. Under the terms of the sublease, BGC U.S. OpCo paid a fixed rent amount of $1.1 million in addition to all operating and tax expenses attributable to the lease. In May 2021, the sublease was amended to provide for a rate of $15 thousand per month based on the size of utilized space, with terms extending on a month-to-month basis, and expiring on December 31, 2021. In connection with the sublease, BGC U.S. OpCo paid $0.1 million and $0.4 million, for the three and six months ended 2021, respectively.
15.    Investments
Equity Method Investments
The carrying value of the Company’s equity method investments was $37.3 million as of June 30, 2022 and $32.8 million as of December 31, 2021, and is included in “Investments” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
The Company recognized gains of $2.7 million and $1.3 million related to its equity method investments for the three months ended June 30, 2022 and 2021, respectively. The Company recognized gains of $5.5 million and $2.8 million related to its equity method investments for the six months ended June 30, 2022 and 2021, respectively. The Company’s share of the net gains or losses is reflected in “Gains (losses) on equity method investments” in the Company’s unaudited Condensed Consolidated Statements of Operations.
For the three and six months ended June 30, 2022 and 2021, the Company did not record impairment charges related to existing equity method investments. The Company did not sell any equity method investments during the three and six months ended June 30, 2022. The Company sold part of an equity method investment with a fair value of $3.8 million during the three and six months ended June 30, 2021.
See Note 14—“Related Party Transactions,” for information regarding related party transactions with unconsolidated entities included in the Company’s unaudited Condensed Consolidated Financial Statements.
Investments Carried Under Measurement Alternative
The Company has acquired equity investments for which it did not have the ability to exert significant influence over operating and financial policies of the investees. These investments are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. The carrying value of these investments as of June 30, 2022 and December 31, 2021 was $0.2 million, respectively, and they are included in “Investments” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. The Company did not recognize any gains, losses, or impairments relating to investments carried under the measurement alternative for both the three and six months ended June 30, 2022 and 2021.

In addition, the Company owns membership shares, which are included in “Other assets” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2022 and December 31, 2021. These equity investments are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. The Company recognized $1.8 million and $1.9 million of unrealized gains to reflect observable transactions for these shares during the three and six months ended June 30, 2022, respectively. The Company recognized $87 thousand of unrealized losses to reflect observable transactions for these shares during both the three and six months ended June 30, 2021. The unrealized gains (losses) are reflected in “Other income (loss)” in the Company’s unaudited Condensed Consolidated Statements of Operations.
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
The following table sets forth the Company’s investment in its unconsolidated VIEs and the maximum exposure to loss with respect to such entities (in thousands):

	June 30, 2022		December 31, 2021
	Investment	Maximum Exposure to Loss	Investment	Maximum Exposure to Loss
Variable interest entities¹	$1,749	$2,729	$1,159	$2,139
____________________________
1The Company has entered into a subordinated loan agreement with Aqua, whereby the Company agreed to lend the principal sum of $980 thousand. The Company’s maximum exposure to loss with respect to its unconsolidated VIEs includes the sum of its equity investments in its unconsolidated VIEs and the $980 thousand subordinated loan to Aqua.
Consolidated VIE
The Company invested in a limited liability company that is focused on developing a proprietary trading technology. The limited liability company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $7.5 million and $6.8 million as of June 30, 2022 and December 31, 2021, respectively, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $1.9 million and $1.3 million as of June 30, 2022 and December 31, 2021, respectively. The Company’s exposure to economic loss on this VIE was $4.3 million and $4.5 million as of June 30, 2022 and December 31, 2021.
16.    Fixed Assets, Net
Fixed assets, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Computer and communications equipment	$97,638	$96,472
Software, including software development costs	298,872	280,540
Leasehold improvements and other fixed assets	99,695	105,362
	496,205	482,374
Less: accumulated depreciation and amortization	(314,263)	(292,262)
Fixed assets, net	$181,942	$190,112
Depreciation expense was $5.2 million and $6.6 million for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense was $10.9 million and $12.9 million for the six months ended June 30, 2022 and 2021, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s unaudited Condensed Consolidated Statements of Operations.

The Company has $5.7 million and $6.2 million of asset retirement obligations related to certain of its leasehold improvements as of June 30, 2022 and December 31, 2021, respectively. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit adjusted risk-free interest rate in effect when the liability was initially recognized.
For the three months ended June 30, 2022 and 2021, software development costs totaling $11.4 million and $10.8 million, respectively, were capitalized. Amortization of software development costs totaled $9.8 million and $8.2 million for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, software development costs totaling $22.4 million and $23.9 million, respectively, were capitalized. Amortization of software development costs totaled $18.2 million and $16.7 million for the six months ended June 30, 2022 and 2021, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Impairment charges of $3.1 million and $1.1 million were recorded for the three months ended June 30, 2022 and 2021, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges of $5.2 million and $3.1 million were recorded for the six months ended June 30, 2022 and 2021, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s unaudited Condensed Consolidated Statements of Operations.
17.    Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill
Balance at December 31, 2021	$486,919
Cumulative translation adjustment	295
Balance at June 30, 2022	$487,214
For additional information on Goodwill, see Note 4—“Acquisitions.”
Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets.
Other intangible assets consisted of the following (in thousands, except weighted-average remaining life):

	June 30, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$173,515	$67,842	$105,673	9.7
Technology	23,997	23,997	—	N/A
Noncompete agreements	19,820	18,985	835	4.4
Patents	11,171	10,325	846	3.1
All other	17,494	6,495	10,999	8.4
Total definite life intangible assets	245,997	127,644	118,353	9.5
Indefinite life intangible assets:
Trade names	79,570	—	79,570	N/A
Licenses	2,314	—	2,314	N/A
Total indefinite life intangible assets	81,884	—	81,884	N/A
Total	$327,881	$127,644	$200,237	9.5

	December 31, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$173,786	$61,571	$112,215	10.1
Technology	23,997	23,427	570	0.2
Noncompete agreements	19,820	18,891	929	4.9
Patents	10,861	10,265	596	2.6
All other	17,269	5,738	11,531	9.0
Total definite life intangible assets	245,733	119,892	125,841	9.9
Indefinite life intangible assets:
Trade names	79,570	—	79,570	N/A
Licenses	2,336	—	2,336	N/A
Total indefinite life intangible assets	81,906	—	81,906	N/A
Total	$327,639	$119,892	$207,747	9.9

Intangible amortization expense was $3.7 million and $6.7 million for the three months ended June 30, 2022 and 2021, respectively. Intangible amortization expense was $8.1 million and $13.7 million for the six months ended June 30, 2022 and 2021, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations. There were no impairment charges for the Company’s definite and indefinite life intangibles for the three and six months ended June 30, 2022 and 2021.
The estimated future amortization expense of definite life intangible assets as of June 30, 2022 is as follows (in millions):

2022	$7.4
2023	14.6
2024	14.5
2025	14.5
2026	14.1
2027 and thereafter	53.3
Total	$118.4

18.    Notes Payable, Other and Short-Term Borrowings
Notes payable, other and short-term borrowings consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
5.375% Senior Notes due July 24, 2023	$448,577	$447,911
3.750% Senior Notes due October 1, 2024	298,146	297,731
4.375% Senior Notes due December 15, 2025	297,857	297,547
Collateralized borrowings	6,464	9,642
Total Notes payable and other borrowings	1,051,044	1,052,831
Short-term borrowings	3,818	3,584
Total Notes payable, other and short-term borrowings	$1,054,862	$1,056,415
Unsecured Senior Revolving Credit Agreement
On November 28, 2018, the Company entered into the Revolving Credit Agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, which replaced the existing committed unsecured senior revolving credit agreement. The maturity date of the Revolving Credit Agreement was November 28, 2020, and the maximum revolving loan balance was $350.0 million. Borrowings under this Revolving Credit Agreement bore interest at either LIBOR or a defined base rate plus additional margin. On December 11, 2019, the Company entered into an amendment to the Revolving Credit Agreement. Pursuant to the amendment, the maturity date was extended to February 26, 2021. On February 26, 2020, the Company entered into a second amendment to the Revolving Credit Agreement, pursuant to which, the maturity date was extended by two years to February 26, 2023. There was no change to the interest rate or the maximum revolving loan balance. On March 10, 2022, the Company entered into an amendment and restatement of the senior unsecured revolving credit agreement, pursuant to which, the maturity date was extended to March 10, 2025, the size of the credit facility was increased to $375.0 million, and borrowings under this agreement will bear interest based on either SOFR or a defined base rate plus additional margin. As of June 30, 2022 and December 31, 2021, there were no borrowings outstanding under the Revolving Credit Agreement. The Company recorded interest expense related to the Revolving Credit Agreement of $0.6 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively. The Company recorded interest expense related to the Revolving Credit Agreement of $1.1 million for each of the six months ended June 30, 2022 and 2021.
Senior Notes
The Company’s Senior Notes are recorded at amortized cost. The carrying amounts and estimated fair values of the Company’s Senior Notes were as follows (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.375% Senior Notes due July 24, 2023	$448,577	$454,320	$447,911	$475,857
3.750% Senior Notes due October 1, 2024	298,146	293,070	297,731	312,105
4.375% Senior Notes due December 15, 2025	297,857	293,160	297,547	320,490
Total	$1,044,580	$1,040,550	$1,043,189	$1,108,452
The fair values of the Senior Notes were determined using observable market prices as these securities are traded, and based on whether they are deemed to be actively traded, the 5.125% Senior Notes, the 5.375% Senior Notes, the 3.750% Senior Notes, and the 4.375% Senior Notes are considered Level 2 within the fair value hierarchy.
5.125% Senior Notes
On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes, which matured on May 27, 2021. The 5.125% Senior Notes were general senior unsecured obligations of the Company. The 5.125% Senior Notes bore interest at a rate of 5.125% per year, payable in cash on May 27 and November 27 of each year, commencing November 27, 2016 and ending the maturity date. Prior to maturity, on August 5, 2020, the Company commenced a cash tender offer for any and all $300.0 million outstanding aggregate principal amount of its 5.125% Senior Notes. On August 11, 2020, the Company’s cash tender offer expired at 5:00 p.m., New York City time. As of the expiration time, $44.0 million aggregate principal amount of the 5.125% Senior Notes were validly tendered. These notes were redeemed on the settlement date of August 14, 2020. On May 27, 2021, BGC repaid the remaining $256.0 million principal plus accrued interest on its 5.125% Senior Notes. The Company did not record any interest expense related to the 5.125% Senior Notes for the three and six months ended June 30, 2022. The Company recorded interest expense related to the 5.125% Senior Notes of $2.3 million and $5.8 million for the three and six months ended June 30, 2021, respectively.
5.375% Senior Notes
On July 24, 2018, the Company issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes. The 5.375% Senior Notes are general senior unsecured obligations of the Company. The 5.375% Senior Notes bear interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The 5.375% Senior Notes will mature on July 24, 2023. The Company may redeem some or all of the 5.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture related to the 5.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes was $444.2 million, net of the discount and debt issuance costs of $5.8 million. The issuance costs are amortized as interest expense, and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 5.375% Senior Notes as of June 30, 2022 was $448.6 million. The Company recorded interest expense related to the 5.375% Senior Notes of $6.4 million for each of the three months ended June 30, 2022 and 2021. The Company recorded interest expense related to the 5.375% Senior Notes of $12.8 million for each of the six months ended June 30, 2022 and 2021.
3.750% Senior Notes
On September 27, 2019, the Company issued an aggregate of $300.0 million principal amount of 3.750% Senior Notes. The 3.750% Senior Notes are general unsecured obligations of the Company. The 3.750% Senior Notes bear interest at a rate of 3.750% per year, payable in cash on April 1 and October 1 of each year, commencing April 1, 2020. The 3.750% Senior Notes will mature on October 1, 2024. The Company may redeem some or all of the 3.750% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 3.750% Senior Notes was $296.1 million, net of discount and debt issuance costs of $3.9 million. The issuance costs will be amortized as interest expense, and the carrying value of the 3.750% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 3.750% Senior Notes was $298.1 million as of June 30, 2022. The Company recorded interest expense related to the 3.750% Senior Notes of $3.0 million for each of the three months ended June 30, 2022 and 2021. The Company recorded interest expense related to the 3.750% Senior Notes of $6.0 million for each of the six months ended June 30, 2022 and 2021.
4.375% Senior Notes
On July 10, 2020, the Company issued an aggregate of $300.0 million principal amount of 4.375% Senior Notes. The 4.375% Senior Notes are general unsecured obligations of the Company. The 4.375% Senior Notes bear interest at a rate of 4.375% per year, payable in cash on June 15 and December 15 of each year, commencing December 15, 2020. The 4.375% Senior Notes will mature on December 15, 2025. The Company may redeem some or all of the 4.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices. If a “Change of Control Triggering Event” occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 4.375% Senior Notes was $296.8 million, net of discount and debt issuance costs of $3.2 million. The issuance costs will be amortized as interest expense, and the carrying value of the 4.375% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 4.375% Senior Notes was $297.9 million as of June 30, 2022. The Company recorded interest expense related to the 4.375% Senior Notes of $3.4 million for each of the three months ended June 30, 2022 and 2021. The Company recorded interest expense related to the 4.375% Senior Notes of $6.9 million for each of the six months ended June 30, 2022 and 2021.
Collateralized Borrowings
On May 31, 2017, the Company entered into a $29.9 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.44% per year and matured on May 31, 2021, therefore there were no borrowings outstanding as of June 30, 2022 and December 31, 2021. The Company did not record any interest expense related to this arrangement for the three and six months ended June 30, 2022. The Company recorded interest expense related to this arrangement of $11 thousand and $40 thousand for the three and six months ended June 30, 2021, respectively.
On April 8, 2019, the Company entered into a $15.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.77% and matures on April 8, 2023. As of June 30, 2022 and December 31, 2021, the Company had $4.0 million and $5.9 million, respectively, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of June 30, 2022 and December 31, 2021 was $41 thousand and $0.1 million, respectively. The Company recorded interest expense related to this arrangement of $39 thousand and $0.1 million for the three months ended June 30, 2022 and 2021, respectively. The Company recorded interest expense related to this arrangement of $0.1 million for each of the six months ended June 30, 2022 and 2021.
On April 19, 2019, the Company entered into a $10.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.89% and matures on April 19, 2023. As of June 30, 2022 and December 31, 2021, the Company had $2.5 million and $3.8 million, respectively, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of June 30, 2022 and December 31, 2021 was $0.6 million and $1.0 million, respectively. The Company recorded interest expense related to this arrangement of $26 thousand and $0.1 million for the three months ended June 30, 2022 and 2021, respectively. The Company recorded interest expense related to this arrangement of $0.1 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively.

Short-Term Borrowings
On August 22, 2017, the Company entered into a committed unsecured loan agreement with Itau Unibanco S.A. The agreement provides for short-term loans of up to $3.8 million (BRL $20.0 million). The maturity date of this agreement is September 9, 2022. Borrowings under this agreement bear interest at the Brazilian Interbank offering rate plus 3.20%. As of June 30, 2022, there were $1.9 million (BRL 10.0 million) of borrowings outstanding under the agreement. As of December 31, 2021, there were no borrowings outstanding under this agreement. As of June 30, 2022, the interest rate was 16.50%. The Company recorded interest expense related to the agreement of $0.1 million for each of the three months ended June 30, 2022 and 2021. The Company recorded interest expense related to the agreement of $0.1 million for each of the six months ended June 30, 2022 and 2021.
On August 23, 2017, the Company entered into a committed unsecured credit agreement with Itau Unibanco S.A. The agreement provided for an intra-day overdraft credit line up to $9.5 million (BRL 50.0 million). On August 20, 2021, the agreement was renegotiated, increasing the credit line to $11.5 million (BRL 60.0 million). The maturity date of the agreement is August 24, 2022. This agreement bears a fee of 1.35% per year. As of June 30, 2022 and December 31, 2021, there were no borrowings outstanding under this agreement. The Company recorded bank fees related to the agreement of $45 thousand and $36 thousand for the three months ended June 30, 2022 and 2021, respectively. The Company recorded bank fees related to the agreement of $0.1 million for each of the six months ended June 30, 2022 and 2021, respectively.
On January 25, 2021, the Company entered into a committed unsecured loan agreement with Banco Daycoval S.A., which provided for short-term loans of up to $1.9 million (BRL 10.0 million) and was renegotiated on June 1, 2021. The agreement provides for short-term loans of up to $3.8 million (BRL $20.0 million). The maturity date of the agreement is January 17, 2023. Borrowings under this agreement bear interest at the Brazilian Interbank offering rate plus 3.66%. As of June 30, 2022, there were $1.9 million (BRL 10.0 million) of borrowings outstanding under the agreement. As of June 30, 2022, the interest rate was 16.90%. The Company recorded interest expense related to the agreement of $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively. The Company recorded interest expense related to the agreement of $10 thousand for each of the three and six months ended June 30, 2021.
19.    Compensation
The Compensation Committee may grant various equity-based awards, including RSUs, restricted stock, stock options, LPUs and shares of BGC Class A common stock. Upon vesting of RSUs, issuance of restricted stock, exercise of stock options and redemption/exchange of LPUs, the Company generally issues new shares of BGC Class A common stock.
On November 22, 2021, at the annual meeting of stockholders, the stockholders approved the Equity Plan to increase from 400 million to 500 million the aggregate number of shares of BGC Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. As of June 30, 2022, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 138.7 million shares.
The Company incurred compensation expense related to Class A common stock, LPUs and RSUs held by BGC employees as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Issuance of common stock and grants of exchangeability	$20,460	$31,222	$50,595	$39,076
Allocations of net income¹	4,734	6,846	8,424	12,477
LPU amortization	15,601	16,741	34,624	33,835
RSU amortization	5,338	3,481	10,366	6,397
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$46,133	$58,290	$104,009	$91,785
____________________________
1Certain LPUs generally receive quarterly allocations of net income, including the Preferred Distribution, and are generally contingent upon services being provided by the unit holders.
Limited Partnership Units
A summary of the activity associated with LPUs held by BGC employees is as follows (in thousands):

	BGC LPUs	Newmark LPUs[2]
Balance at December 31, 2021	112,115	11,051
Granted	15,028	—
Redeemed/exchanged units	(20,759)	(637)
Forfeited units	(676)	(59)
Balance at June 30, 2022	105,708	10,355
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
A summary of the BGC Holdings and Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

	BGC LPUs	Newmark LPUs
Regular Units	74,469	7,888
Preferred Units	31,239	2,467
Balance at June 30, 2022	105,708	10,355
Issuance of Common Stock and Grants of Exchangeability
Compensation expense related to the issuance of BGC or Newmark Class A common stock and grants of exchangeability on BGC Holdings and Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Issuance of common stock and grants of exchangeability	$20,460	$31,222	$50,595	$39,076
BGC LPUs held by BGC employees may become exchangeable or redeemed for BGC Class A common stock on a one-for-one basis, and Newmark LPUs held by BGC employees may become exchangeable or redeemed for a number of shares of Newmark Class A common stock equal to the number of limited partnership interests multiplied by the then-current Exchange Ratio. As of June 30, 2022, the Exchange Ratio was 0.9393.
A summary of the LPUs redeemed in connection with the issuance of BGC Class A common stock or Newmark Class A common stock (at the then-current Exchange Ratio) or granted exchangeability for BGC Class A common stock or Newmark Class A common stock (at the then-current Exchange Ratio) held by BGC employees is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
BGC Holdings LPUs	4,879	5,568	10,666	6,666
Newmark Holdings LPUs	83	246	347	425
Total	4,962	5,814	11,013	7,091

As of June 30, 2022 and December 31, 2021, the number of share-equivalent BGC LPUs exchangeable for shares of BGC Class A common stock at the discretion of the unit holder held by BGC employees was 1.6 million and 1.3 million, respectively. As of June 30, 2022 and December 31, 2021, the number of Newmark LPUs exchangeable into shares of Newmark Class A common stock at the discretion of the unit holder held by BGC employees (at the then-current Exchange Ratio) was 0.4 million and 0.4 million, respectively.
LPU Amortization
Compensation expense related to the amortization of LPUs held by BGC employees is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stated vesting schedule	$15,609	$16,702	$34,578	$33,776
Post-termination payout	(8)	39	46	59
LPU amortization	$15,601	$16,741	$34,624	$33,835
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
A summary of the outstanding LPUs held by BGC employees with a stated vesting schedule that do not receive quarterly allocations of net income is as follows (in thousands):

	June 30, 2022	December 31, 2021
BGC Holdings LPUs	38,371	42,754
Newmark Holdings LPUs	194	235
Aggregate estimated grant date fair value – BGC and Newmark Holdings LPUs	$169,937	$178,873
As of June 30, 2022, there was approximately $98.9 million of total unrecognized compensation expense related to unvested BGC and Newmark LPUs held by BGC employees with a stated vesting schedule that do not receive quarterly allocations of net income that is expected to be recognized over 1.91 years.
Compensation expense related to LPUs held by BGC employees with a post-termination pay-out amount, such as REUs, and/or a stated vesting schedule is recognized over the stated service period. These LPUs generally vest between two and five years from the date of grant. As of June 30, 2022, there were 0.7 million outstanding BGC LPUs with a post-termination payout, with a notional value of approximately $9.6 million and an aggregate estimated fair value of $4.6 million, and 0.1 million outstanding Newmark LPUs with a post-termination payout, with a notional value of approximately $0.6 million and an aggregate estimated fair value of $0.3 million. As of December 31, 2021, there were 1.3 million outstanding BGC LPUs with a post-termination payout, with a notional value of approximately $12.4 million and an aggregate estimated fair value of $7.4 million, and 0.1 million outstanding Newmark LPUs with a post-termination payout, with a notional value of approximately $0.8 million and an aggregate estimated fair value of $0.3 million.
Restricted Stock Units
Compensation expense related to RSUs held by BGC employees is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
RSU amortization	$5,338	$3,481	$10,366	$6,397
A summary of the activity associated with RSUs held by BGC employees and directors is as follows (RSUs and dollars in thousands):

	RSUs	Weighted- Average Grant Date Fair Value	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2021	11,034	$3.87	$42,756	2.27
Granted	9,017	4.41	39,732
Delivered	(3,916)	3.95	(15,474)
Forfeited	(517)	3.57	(1,845)
Balance at June 30, 2022	15,618	4.17	65,169	2.99
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
For the RSUs that vested during the three months ended June 30, 2022 and 2021, the Company withheld shares of Class A common stock valued at $0.7 million and $0.6 million to pay taxes due at the time of vesting. For the RSUs that vested during the six months ended June 30, 2022 and 2021, the Company withheld shares of Class A common stock valued at $6.2 million and $3.8 million to pay taxes due at the time of vesting. As of June 30, 2022, there was approximately $62.9 million of total unrecognized compensation expense related to unvested RSUs held by BGC employees and directors that is expected to be recognized over a weighted-average period of 2.99 years.
Acquisitions
In connection with certain of its acquisitions, the Company has granted certain LPUs and RSUs, and other deferred compensation awards. As of June 30, 2022 and December 31, 2021, the aggregate estimated fair value of these acquisition-related LPUs and RSUs was $5.9 million and $8.9 million, respectively. As of June 30, 2022 and December 31, 2021, the aggregate estimated fair value of the deferred compensation awards was $20.8 million and $21.7 million, respectively. The liability for such acquisition-related LPUs and RSUs is included in “Accounts payable, accrued and other liabilities” on the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
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
During both the three and six months ended June 30, 2022, 4 thousand BGC or Newmark restricted shares held by BGC employees were forfeited in connection with this provision. During both the three and six months ended June 30, 2021, 0.1 million BGC or Newmark restricted shares held by BGC employees were forfeited in connection with this provision. During the three months ended June 30, 2022 and 2021, the Company released the restrictions with respect to 0.1 million and 0.2 million of such BGC shares held by BGC employees, respectively. During the six months ended June 30, 2022 and 2021, the Company released the restrictions with respect to 0.2 million and 0.4 million of such BGC shares held by BGC employees, respectively. As of June 30, 2022 and December 31, 2021, there were 2.4 million and 2.6 million of such restricted BGC shares held by BGC employees outstanding, respectively. Additionally, during the three months ended June 30, 2022 and 2021, Newmark released the restrictions with respect to 0.1 million and zero, respectively, of restricted Newmark shares held by BGC employees. Additionally, during both the six months ended June 30, 2022 and 2021, Newmark released the restrictions with respect to 0.1 million, of restricted Newmark shares held by BGC employees. As of June 30, 2022 and December 31, 2021, there were 1.1 million and 1.2 million, respectively, of restricted Newmark shares held by BGC employees outstanding.
Deferred Compensation
The Company maintains a deferred cash award program, which provides for the grant of deferred cash incentive compensation to eligible employees. The Company may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period.

The total compensation expense recognized in relation to the deferred cash compensation awards for the three months ended June 30, 2022 and 2021 was $30 thousand and $0.2 million, respectively. The total compensation expense recognized in relation to the deferred cash compensation awards for the six months ended June 30, 2022 and 2021 was $0.1 million and $0.3 million, respectively. As of June 30, 2022 and December 31, 2021, the total liability for the deferred cash compensation awards was $2.3 million and $0.8 million, respectively, which is included in “Accrued compensation” on the Company’s unaudited Condensed Consolidated Statements of Financial Condition. As of June 30, 2022, total unrecognized compensation cost related to deferred cash compensation, prior to the consideration of forfeitures, was approximately $0.1 million and is expected to be recognized over a weighted-average period of 2.68 years.
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
Letter of Credit Agreements
The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacts, that are used in lieu of margin and deposits with those clearing organizations. As of June 30, 2022 and December 31, 2021, the Company was contingently liable for $1.8 million in both periods, under these letters of credit.
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
During the three and six months ended June 30, 2022, the Company recorded a $4.8 million and $10.8 million reserve for a potential loss associated with Russia's Invasion of Ukraine, which is included in “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations, and which was recorded as part of the CECL reserve (see Note 26—“CECL” for additional information). In addition, the Company has determined that as of June 30, 2022, it is reasonably possible that the incremental exposure, when considering the market value of securities related to unsettled trades, resulting from Russia's Invasion of Ukraine could potentially be up to $5.7 million.
Insurance
The Company is self-insured for health care claims, up to a stop-loss amount for eligible participating employees and qualified dependents in the U.S., subject to deductibles and limitations. The Company’s liability for claims incurred but not reported is determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $1.4 million and $0.4 million in health care claims as of June 30, 2022 and December 31, 2021, respectively. The Company does not expect health care claims to have a material impact on its financial condition, results of operations, or cash flows.
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
Indemnifications
In connection with the acquisition of GFI, the Company has indemnified the directors and officers of GFI. As of June 30, 2022, no contingent liability has been recorded in the Company’s unaudited Condensed Consolidated Statements of Financial Condition for these indemnifications, as the potential for being required to make payments under these indemnifications is remote.
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
As of June 30, 2022 and December 31, 2021, the Company’s unrecognized tax benefits, excluding related interest and penalties, were $4.4 million in both periods, of which the entire amount, if recognized, would affect the effective tax rate. The Company is currently open to examination by tax authorities in U.S. federal, state and local jurisdictions and certain non-U.S. jurisdictions for tax years beginning 2017, 2009 and 2016, respectively. The Company is currently under examination by tax authorities in the U.S. Federal and certain state and local jurisdictions. The Company does not believe that the amounts of unrecognized tax benefits will materially change over the next 12 months.
The Company recognizes interest and penalties related to unrecognized tax benefits in “Provision (benefit) for income taxes” in the Company’s unaudited Condensed Consolidated Statements of Operations. As of June 30, 2022 and December 31, 2021, the Company had accrued $2.9 million and $2.5 million, respectively, for income tax-related interest and penalties.

22.    Regulatory Requirements
Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.
Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or FCMs subject to Rule 15c3-1 of the SEC and Rule 1.17 of the CFTC, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of June 30, 2022, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.
Certain U.K. and European subsidiaries of the Company are regulated by their national regulator, which include the FCA and L'Autorité des Marchés Financiers and must maintain financial resources (as defined by their national regulator) in excess of the total financial requirement (as defined by their national regulator). As of June 30, 2022, the U.K. and European subsidiaries had financial resources in excess of their requirements.
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
The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of June 30, 2022, the Company’s regulated subsidiaries held $663.3 million of net assets. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $336.7 million.
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
Geographic Information
The Company offers products and services in the U.K., U.S., Asia (including Australia), Other Europe, MEA, France, and Other Americas. Information regarding revenues is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
U.K.	$158,578	$216,228	$339,458	$452,792
U.S.	131,959	129,880	280,779	273,319
Asia	64,236	75,283	141,285	158,367
Other Europe/MEA	40,843	50,820	93,948	108,771
France	23,345	24,325	53,607	55,280
Other Americas	16,795	15,914	33,143	31,497
Total revenues	$435,756	$512,450	$942,220	$1,080,026

Information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; ROU assets; certain other investments; goodwill; other intangible assets, net of accumulated amortization; and rent and other deposits) in the geographic areas is as follows (in thousands):

	June 30, 2022	December 31, 2021
Long-lived assets:
U.S.	$778,449	$771,696
U.K.	400,412	412,767
Asia	76,979	73,779
Other Europe/MEA	48,138	47,888
Other Americas	16,771	16,032
France	13,899	16,996
Total long-lived assets	$1,334,648	$1,339,158
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
Product information regarding revenues is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Rates	$137,129	$136,474	$295,938	$298,267
FX	74,347	72,807	154,372	156,240
Energy and commodities	66,687	74,735	149,082	150,603
Credit	61,257	72,609	145,165	162,656
Equities	58,291	60,825	125,419	131,287
Insurance[1]	—	54,315	—	106,695
Total brokerage revenues	$397,711	$471,765	$869,976	$1,005,748
All other revenues	38,045	40,685	72,244	74,278
Total revenues	$435,756	$512,450	$942,220	$1,080,026
____________________________
1On November 1, 2021, we sold our Insurance Brokerage business to The Ardonagh Group (see Note 5—"Divestitures")

24.    Revenues from Contracts with Customers
The following table presents the Company’s total revenues separated between revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues from contracts with customers:
Commissions	$309,542	$389,768	$666,206	$824,988
Data, software, and post-trade	23,391	21,602	47,518	43,588
Fees from related parties	3,625	4,245	6,942	8,030
Other revenues	2,509	3,172	5,801	7,071
Total revenues from contracts with customers	339,067	418,787	726,467	883,677
Other sources of revenues:
Principal transactions	88,169	81,997	203,770	180,760
Interest and dividend income	8,961	11,455	11,396	14,493
Other revenues (losses), net	(441)	211	587	1,096
Total revenues	$435,756	$512,450	$942,220	$1,080,026
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
The Company had receivables related to revenues from contracts with customers of $308.9 million and $296.4 million at June 30, 2022 and December 31, 2021, respectively. The Company had no impairments related to these receivables during the three and six months ended June 30, 2022 and 2021.
The Company’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at June 30, 2022 and December 31, 2021 was $13.4 million and $9.2 million, respectively.
During the three months ended June 30, 2022 and 2021, the Company recognized revenue of $7.8 million and $7.6 million, respectively, that was recorded as deferred revenue at the beginning of the period. During the six months ended June 30, 2022 and 2021, the Company recognized revenue of $8.2 million and $8.3 million, respectively, that was recorded as deferred revenue at the beginning of the period.
Contract Costs
The Company capitalizes costs to fulfill contracts associated with different lines of its business where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
The Company did not have any capitalized costs to fulfill a contract as of June 30, 2022 and December 31, 2021.

25.    Leases
The Company, acting as a lessee, has operating leases and finance leases primarily relating to office space, data centers and office equipment. The leases have remaining lease terms of 0.1 years to 17.1 years some of which include options to extend the leases in 1 to 10 year increments for up to 10 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term, and variable lease expense not included in the lease payment measurement is recognized as incurred.
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
As of June 30, 2022, the Company did not have any leases that have not yet commenced but that create significant rights and obligations.
Supplemental information related to the Company’s operating and financing leases are as follows (in thousands):

	Classification in Unaudited Condensed Consolidated Statements of Financial Condition	June 30, 2022	December 31, 2021
Assets
Operating lease ROU assets	Other assets	$130,490	$136,252
Finance lease ROU assets	Fixed assets, net	$2,617	$2,893
Liabilities
Operating lease liabilities	Accounts payable, accrued and other liabilities	$157,531	$166,220
Finance lease liabilities	Accounts payable, accrued and other liabilities	$2,683	$2,985

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term
Operating leases (years)	10.1	10.8
Finance leases (years)	4.3	4.7
Weighted-average discount rate
Operating leases	4.8%	4.9%
Finance leases	3.1%	3.1%
The components of lease expense are as follows (in thousands):

	Classification in Unaudited Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Operating lease cost[1,2]	Occupancy and equipment	$9,137	$10,589	$16,460	$21,595
Finance lease cost
Amortization on ROU assets	Occupancy and equipment	$152	$18	$304	$18
Interest on lease liabilities	Interest expense	$21	$3	$43	$3
__________________________

1The Company recorded operating lease costs related to the Insurance brokerage business of $1.1 million and $2.2 million for three and six months ended June, 30 2021.
2Short-term lease expense was not material for the three and six months ended June 30, 2022 and 2021.
The following table shows the Company’s maturity analysis of its operating lease liabilities (in thousands):

	June 30, 2022
	Operating leases	Finance leases
2022 (excluding the six months ended June 30, 2022)	$17,729	$394
2023	32,131	657
2024	23,925	657
2025	18,923	657
2026	15,384	499
Thereafter	99,488	—
Total	$207,580	$2,864
Interest	(50,049)	(181)
Total	$157,531	$2,683
The following table shows cash flow information related to lease liabilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash paid for obligations included in the measurement of operating lease liabilities[1]	$9,647	$8,794	$17,564	$18,043
Cash paid for obligations included in the measurement of finance lease liabilities	$164	$20	$328	$20
1.The Company made payments for operating lease liabilities related to the Insurance brokerage business of $1.1 million and $2.3 million for the three and six months ended June 30, 2021.

26.    Current Expected Credit Losses (CECL)
The CECL reserve reflects management’s current estimate of potential credit losses related to the receivable balances included in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. See Note 3—“Summary of Significant Accounting Policies” for further discussion of the CECL reserve methodology.
As required, any subsequent changes to the CECL reserve are recognized in “Net income (loss) available to common stockholders” in the Company’s unaudited Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2022 and 2021, the Company recorded increases in the CECL reserve as follows (in millions):

	Accrued commissions and other receivables, net	Loans, forgivable loans and other receivables from employees and partners, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, April 1, 2022	$1.6	$2.1	$5.5	$9.2
Current-period provision for expected credit losses	$3.2	$1.2	$1.4	$5.8
Ending balance, June 30, 2022	$4.8	$3.3	$6.9	$15.0

	Accrued commissions and other receivables, net	Loans, forgivable loans and other receivables from employees and partners, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, January 1, 2022	$0.7	$1.7	$—	$2.4
Current-period provision for expected credit losses	$4.1	$1.6	$6.9	$12.6
Ending balance, June 30, 2022	$4.8	$3.3	$6.9	$15.0

	Accrued commissions and other receivables, net	Loans, forgivable loans and other receivables from employees and partners, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, April 1, 2021	$1.0	$1.8	$—	$2.8
Current-period provision for expected credit losses	$—	$(0.1)	$—	$(0.1)
Ending balance, June 30, 2021	$1.0	$1.7	$—	$2.7

	Accrued commissions and other receivables, net	Loans, forgivable loans and other receivables from employees and partners, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, January 1, 2021	$1.0	$1.6	$—	$2.6
Current-period provision for expected credit losses	$—	$0.1	$—	$0.1
Ending balance, June 30, 2021	$1.0	$1.7	$—	$2.7
For the three months ended June 30, 2022, there was an increase of $3.2 million in the CECL reserve against “Accrued commissions and other receivables, net” which reflected the downward credit rating migration of certain receivables in the portfolio. For the six months ended June 30, 2022, there was an increase of $4.1 million in the CECL reserve against "Accrued commissions and other receivables, net" which reflected the downward credit rating migration of certain receivables in the portfolio, which included a $3.9 million reserve related to Russia's Invasion of Ukraine, bringing the CECL reserve recorded pertaining to “Accrued commissions and other receivables, net” to $4.8 million as of June 30, 2022. There was no change in the CECL reserve recorded pertaining to “Accrued Commissions and other receivables, net” for the three and six months ended June 30, 2021.
For the three months ended June 30, 2022 and 2021, there was an increase of $1.2 million and decrease of $0.1 million, respectively, in the CECL reserve record pertaining to “Loans, forgivable loans and other receivables from employees and partners, net” as a result of employee terminations. For the six months ended June 30, 2022 and 2021, there was an increase of $1.6 million and $0.1 million, respectively, in the CECL reserve pertaining to "Loans, forgivable loans and other receivables from employees and partners, net" as a result of employee terminations, bringing the CECL reserve recorded pertaining to “Loans, forgivable loans and other receivables from employees and partners, net” to $3.3 million as of June 30, 2022.
For the three months ended June 30, 2022, there was an increase of $1.4 million in the CECL reserve against “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” which reflected the downward credit rating migration of certain unsettled trades related to Russia's Invasion of Ukraine. For the six months ended June 30, 2022, there was an increase of $6.9 million in the CECL reserve against “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” which reflected the downward credit rating migration of certain unsettled trades related to Russia's Invasion of Ukraine, bringing the CECL reserve recorded pertaining to “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” to $6.9 million as of June 30, 2022. There was no change in the CECL reserve recorded pertaining to “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” for the three and six months ended June 30, 2021.
27.    Subsequent Events
Second Quarter 2022 Dividend
On August 2, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.01 per share for the second quarter of 2022, payable on September 6, 2022 to BGC Class A and Class B common stockholders of record as of August 23, 2022.
CEO Program
On July 8, 2022, the Company filed an amendment to the March 2021 Form S-3 with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock from time to time on a delayed or continuous basis. On August 3, 2022, the March 2021 Form S-3 was declared effective by the SEC.
Corporate Conversion
The Joint Committee of BGC Partners' independent Directors of the Board, which was constituted to consider the conversion to a corporate structure, has agreed to pursue and move forward with a conversion of the Company's corporate structure from an Umbrella Partnership/C-Corporation ("Up-C") to a "Full C-Corporation." This conversion is intended to be effective January 1, 2023, subject to customary closing conditions in the agreement and regulatory approvals.

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
The objective of this Management’s Discussion and Analysis is to allow investors to view the Company from management’s perspective, considering items that would have a material impact on future operations. This discussion summarizes the significant factors affecting our results of operations and financial condition as of and during the three and six months ended June 30, 2022 and 2021. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this report.
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
Our integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use Voice, Hybrid, or in many markets, Fully Electronic brokerage services in connection with transactions executed either OTC or through an exchange. Through our Fenics® group of electronic brands, we offer a number of market infrastructure and connectivity services, Fully Electronic marketplaces, and the Fully Electronic brokerage of certain products that also may trade via Voice and Hybrid execution. The full suite of Fenics® offerings includes Fully Electronic and Hybrid brokerage, market data and related information services, trade compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions. Fenics® brands also operate under the names Fenics®, FMX™, FMX Futures Exchange™, Fenics Markets Xchange™, Fenics Futures Exchange™, Fenics UST™, Fenics FX™, Fenics Repo™, Fenics Direct™, Fenics MID™, Fenics Market Data™, Fenics GO™, Fenics PortfolioMatch™, kACE2®, and Lucera®.
BGC, BGC Partners, BGC Trader, GFI, GFI Ginga, CreditMatch, Fenics, Fenics.com, FMX, Sunrise Brokers, Poten & Partners, RP Martin, kACE2, Capitalab, Swaptioniser, CBID, Aqua, and Lucera are trademarks/service marks, and/or registered trademarks/service marks of BGC Partners, Inc. and/or its affiliates.
Our customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, and investment firms. BGC Partners has dozens of offices globally in major markets including New York and London, as well as in Bahrain, Beijing, Bermuda, Bogotá, Brisbane, Buenos Aires, Cape Town, Chicago, Copenhagen, Dubai, Dublin, Frankfurt, Geneva, Hong Kong, Houston, Istanbul, Johannesburg, Madrid, Manila, Melbourne, Mexico City, Miami, Milan, Monaco, Nyon, Paris, Perth, Rio de Janeiro, Santiago, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tel Aviv, Tokyo, Toronto, and Zurich.
As of June 30, 2022, we had approximately 2,025 brokers, salespeople, managers, technology professionals and other front-office personnel across our businesses.
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
The following table summarizes the impact of the Futures Exchange Group acquisition to the Company's unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 (in thousands, except per share amounts):

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	As Previously Reported	Retrospective Adjustments	As Adjusted	As Previously Reported	Retrospective Adjustments	As Adjusted
Income (loss) from operations before income taxes	$21,650	$(2,781)	$18,869	$95,714	$(3,330)	$92,384
Consolidated net income (loss)	22,841	(2,781)	20,060	81,966	(3,330)	78,636
Net income (loss) attributable to noncontrolling interest in subsidiaries	4,672	(852)	3,820	20,706	(1,026)	19,680
Net income (loss) available to common stockholders	18,169	(1,929)	16,240	61,260	(2,304)	58,956
Basic earnings (loss) per share	0.05	(0.01)	0.04	0.16	—	0.16
Diluted earnings (loss) per share	0.05	(0.01)	0.04	0.16	(0.01)	0.15
Additionally, the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), unaudited Condensed Consolidated Statements of Cash Flows and unaudited Condensed Consolidated Statements of Changes in Equity have been adjusted to reflect these retrospective adjustments.
During the first quarter of 2022, we changed the name of the brokerage product line formerly labeled as “Equity derivatives and cash equity” to “Equities” to better align the caption with the underlying activity. The change did not result in any reclassification of revenues and had no impact on the Company’s Total brokerage revenues.
During the second quarter of 2022, we combined Realized losses (gains) on marketable securities, Unrealized losses (gains) on marketable securities, and Losses (gains) on other investments on the unaudited Condensed Consolidated Statements of Cash Flows into Losses (gains) on marketable securities and other investments. The recognition of gains and losses related to these investments are similar in nature and immaterial to the financial statements in the six month periods ending June 30, 2022 and 2021.
Recent Developments / Strengthening U.S. Dollar
The Company generates a significant amount of its revenues in non-U.S. dollar denominated currencies, particularly in the euro and pound sterling. During the quarter, the U.S. dollar appreciated against most major currencies, and particularly against the euro and pound sterling, which were approximately 12% and 10% lower, respectively. The Company's total revenue would have been $19.9 million higher, and in-line with the year ago period, but for the strengthening of the U.S. dollar, excluding Insurance.
Fenics
For the purposes of this document and subsequent SEC filings, all of our higher margin, technology-driven businesses are referred to as Fenics. In the first quarter of 2021, we began to categorize our Fenics businesses as Fenics Markets and Fenics Growth Platforms and we have conformed our prior period comparisons of the components of our Fenics business to this new categorization. Fenics Markets includes the fully electronic portion of BGC’s brokerage businesses, data, software and post-trade revenues that are unrelated to Fenics Growth Platforms, as well as Fenics Integrated revenues. Fenics Growth Platforms includes Fenics UST, Fenics GO, Lucera, Fenics FX, Portfolio Match and other newer standalone platforms. Revenue generated from data, software and post-trade attributable to Fenics Growth Platforms are included within their related businesses.
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
These electronic markets for OTC products have grown as a percentage of overall industry volumes over the past decade as firms like BGC have invested in the kinds of technology favored by our customers. Regulation across banking, capital markets, and OTC derivatives has accelerated the adoption of fully electronic execution, and we expect this demand to continue. We also believe that new clients, beyond our large bank customer base, will primarily transact electronically across our Fenics platforms.
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
Revenue growth from Fenics Growth Platforms continued to grow at a leading pace. Fenics Growth Platforms revenue grew 16.9% to $12.4 million in the second quarter of 2022. Collectively, our newer Fenics Growth Platform offerings, such as those listed above, are not yet fully up to scale, but continue to grow at a leading rate. Over time, we expect these new products and services to become profitable, high-margin businesses as their scale and revenues increase, all else equal.
We continue to invest in our Fenics Growth Platforms, which currently include:
•Fenics UST, one of the largest CLOB platforms for U.S. Treasuries, had revenue growth of over 30% driven by ADV growth of 22%, new product offerings, and more traders using the platform. Fenics UST CLOB market share increased 162 basis points from a year ago to 19% in the second quarter. CLOB market share is from Greenwich Associates and BGC’s internal estimates. From the third quarter of 2021 onward, Greenwich Associates updated its methodology for calculating CLOB market share to more accurately reflect CLOB-only trading volumes. Fenics UST is estimated to have saved our clients an estimated $25 million in the second quarter and $327 million from January 2019 through June 2022. Additionally, Fenics UST's newer T-bill offering gained traction during the second quarter, with ADV exceeding $1 billion for the month of June and reaching $3 billion on certain days.
•Lucera, our infrastructure and software business, offers the trading community direct connectivity to each other. Lucera has a fully built, scalable infrastructure that provides clients electronic trading connectivity with their counterparties within days, as opposed to months, and at a significantly lower cost. Lucera is comprised of two main business lines, LUMEMarkets and LuceraConnect. LUMEMarkets is our low latency aggregator, providing a single access point across multiple fragmented marketplaces and exchanges (FX, Rates, Futures and Credit markets). LuceraConnect provides on-demand connectivity to over one thousand endpoints across buy-side clients, trading firms, marketplaces, and exchanges. LuceraConnect has quickly become the industry standard for the FX market and is rapidly expanding in other asset classes. Lucera launched its cryptocurrency infrastructure business in the third quarter of 2021, offering clients access to cryptocurrency trading venues through LuceraConnect, leveraging its leading connectivity to exchanges, trading platforms, and custodians. Additionally, LUMEMarkets provides an aggregated view of prices from multiple cryptocurrency venues. Lucera’s cryptocurrency solution is focused on providing clients with world-class infrastructure that offers fully compliant workflows. Lucera also supports the distribution of Fenics trading platforms, including Fenics UST, Fenics FX and Fenics MIDFX. In the second quarter of 2022, Lucera once again generated strong double-digit revenue growth, with revenue improving 25% year-over-year. This quarter's growth was driven by new clients, the expansion of existing relationships, and adding new cryptocurrency clients. Lucera is providing connectivity to 30 of the world's deepest crypto liquidity pools via its world-class infrastructure with a growing pipeline.
•Fenics FX, our ultra-low latency electronic FX trading platform, had another record quarter generating strong volume growth of 47%, outpacing other FX platforms and the overall market. Fenics FX has developed leading transaction cost, liquidity, and market impact tools, providing clients with critical information unique to the platform. These trading tools, along with its leading Lucera supported technology, has accelerated

Fenics FX's market share gains and led to consistent, strong double-digit volume growth throughout the course of the year.
•Fenics GO, our global options electronic trading platform, grew its market share, primarily driven by strong growth across its Asian index businesses. For the first six months of 2022, Fenics GO's revenue and volumes have already well exceeded its full year 2021 performance.
•Portfolio Match, our session-based, credit matching platform, continued to gain traction during the quarter with revenue more than doubling from a year ago. Portfolio Match currently supports U.S. and European investment grade credit, as well as European high yield credit. The platform continues to scale its client base as it rolls out new technology to fully automate the entire credit trading process.
•Capitalab, which has businesses included under both Fenics Markets and Fenics Growth Platforms.
Fenics Markets revenue grew 12.5% to $97.2 million in the second quarter of 2022 compared to the year prior.
Fenics Markets notable highlights for the second quarter of 2022 include:
•Fenics Market Data signed over 60 new contracts during the second quarter with the total contracted value increasing 27% versus the prior year. Fenics Market Data continues to see strong demand for its regulatory, interest rates, inflation, and FX data packages, with additional products to be added throughout the year. Fenics Market Data, which has a highly recurring and compounding subscription revenue model, grew over 17% year-over-year.
•Fenics Direct, our web-delivered multi-dealer FX options platform, grew its ADV by 94% in the second quarter versus the prior year period. Fenics Direct has grown its volume by over four-fold since the second quarter of 2020, driven by onboarding new clients as well as evolving client demand to trade FX options electronically.
•Fenics MIDFX, our leading wholesale FX hedging platform, continued to see strong client demand for the platform during the quarter. Fenics MIDFX's Asian NDF offering saw a 54% increase in ADV, as clients sought the same highly efficient, risk neutral qualities the platform offers for spot FX.
•Capitalab's NDF Match business, which helps clients reduce foreign exchange exposure, continued revenue growth versus a year ago.
Revenues in our Fenics businesses increased 13.0% to $109.6 million and 14.8% to $234.9 million for the three and six months ended June 30, 2022 compared to the prior year period. Within our Fenics businesses, Fenics Markets revenue grew to $97.2 million, and Fenics Growth Platforms increased 16.9% to $12.4 million. Fenics Markets had a pre-tax margin of 32.2% in the second quarter of 2022.
Total revenues from our high-margin data, software, and post-trade business, which is predominately comprised of recurring revenue, increased 8.3% and 9.0% for the three and six months ended June 30, 2022, respectively, over the prior year period and Fenics brokerage revenues increased by 14.5% to $86.2 million and 16.4% to $187.4 million for the three and six months ended June 30, 2022, respectively. Going forward, we expect Fenics to become an even more valuable part of BGC as it continues to grow. We continue to analyze how to optimally configure our Voice/Hybrid and fully electronic businesses.
FMX
FMX, which combines Fenics UST’s leading U.S. Treasury business with a state-of-the-art U.S. Interest Rates futures platform, continued to make significant progress on its expected fourth quarter futures exchange launch. FMX is working closely with regulators and its clearing partner, LCH, to deliver a comprehensive and efficient cross margining platform across U.S. dollar based futures and interest rate swaps. Beginning in the fourth quarter of 2022, FMX Futures Exchange will offer clients an alternative U.S. Rates futures platform for U.S. Treasury, euro, and SOFR futures products. The Company expects to announce strategic partners prior to the launch of FMX's Futures Exchange. FMX Futures Exchange recently announced Terry Belton and Dr. Sharon Brown-Hruska as Directors of the FMX Board, both of whom bring a wealth of experience across the futures and regulatory landscape.
Cryptocurrency Initiatives
We continued to advance on our comprehensive cryptocurrency offering, including the expansion of Lucera's infrastructure across the cryptocurrency ecosystem. Lucera's crypto offering leverages the Company's wholesale global electronic trading network to connect the world's largest capital markets participants to the exchanges and market makers of this asset class. BGC recently announced plans for a cryptocurrency exchange, which the Company anticipates will be launched in the late fourth or early first quarter of next year. Additionally, BGC arranged the first intermediated block trade of CME Group Bitcoin options in Asia in July.

Corporate Conversion
The Joint Committee of BGC Partners' independent Directors of the Board, which was constituted to consider the conversion to a corporate structure, has agreed to pursue and move forward with a conversion of the Company's corporate structure from an Umbrella Partnership/C-Corporation ("Up-C") to a "Full C-Corporation." This conversion is intended to be effective January 1, 2023, subject to customary closing conditions in the agreement and regulatory approvals. The Company's conversion to a simpler, more transparent corporate structure aims to improve operational efficiencies and provide investors with an easier to understand organizational structure. BGC is assessing the effect of the conversion on the Company's estimated tax rate, synergies and other impacts.
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
Other Matters
In February 2022, the U.S., U.K., EU, and other countries imposed sanctions on Russian counterparties, and as a result BGC has ceased trading with those clients. The Company derived less than one percent of total revenue from its Moscow branch and sanctioned Russian counterparties. Additionally, the Company has reserved $4.8 million and $10.8 million for the three and six months ended June 30, 2022, in connection with unsettled trades and receivables with sanctioned Russian entities.
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
From mid-2016 until the first quarter of 2020, the overall financial services industry benefited from sustained economic growth, lower unemployment rates in most major economies, higher consumer spending, the modification or repeal of certain U.S. regulations, and higher overall corporate profitability. The trend towards digitization and electronification within the industry contributed to higher overall volumes and transaction count in fully electronic execution. From the second quarter of 2020 onward, concerns about the future trade relationship between the U.K. and the EU after Brexit, a slowdown in global growth driven by the outbreak of COVID-19, and an increase in trade protectionism were tempered by monetary and fiscal stimulus. During 2021, as the global economy recovered from the COVID-19 pandemic, higher inflation across the U.S. and other G8 countries led many central banks to begin and/or announce tapering and unwinding of asset purchases under quantitative easing programs, as well as implement multiple interest rate hikes. This recent change in central bank monetary policies away from zero interest rates, following the highest inflation in decades, has set the stage, beginning in 2023, for a resurgence of secondary market trading volumes in rates, credit and foreign exchange, where we are a market leader. We believe BGC is well positioned as the market acclimates to the pace of rising interest rates and inflation and continue to expect tailwinds in our Rates business to begin this year driven by quantitative tightening and normalizing yield curves.
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

Impact of COVID-19 on the Company’s Results
Revenues
Voice/Hybrid and/or Higher-Margin, Technology-Driven Fenics Businesses
We recorded total revenue of $435.8 million, 4.9% lower than a year ago, excluding Insurance.
Certain key items are summarized below:
•Revenues across Rates, Credit, FX, Equities, Energy and Commodities are generally correlated with corresponding industry volumes.
•Rising interest rates and inflation continued to flatten and invert the U.S. yield curve, resulting in higher activity in the short-end of the curve and lower secondary trading volumes in the medium and long-end of the curve.
•Global volatility drove Foreign Exchange trading volumes higher during the period.
•Global credit markets were generally mixed across geography, investment grade, and high yield.
•Energy & Commodities volumes were mixed as higher prices and volatility weighed on certain energy products.
•Equities trading volumes were generally higher across the industry, particularly in U.S. cash equities.
We expect record levels of global debt issuance, interest rate volatility, normalizing yield curves, tapering and unwinding of central bank asset purchases to provide tailwinds to our Rates business going forward.
Overall Fenics
For the three months ended June 30, 2022 and 2021, Fenics revenues increased 13.0% driven by a $10.8 million, or 12.5%, increase in Fenics Markets and a $1.8 million, or 16.9%, increase in Fenics Growth Platforms. For the six months ended June 30, 2022 and 2021, Fenics revenue increased 14.8% driven by a $26.0 million, or 14.2% increase in Fenics Markets and a $4.3 million, or 20.2% increase in Fenics Growth Platforms.
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
Expenses
BGC’s compensation expenses decreased in the second quarter of 2022 and year on year primarily due to increased automation, the sale of Insurance, lower commissionable revenues, and the FX impact on its U.K. and European operations. BGC’s non-compensation expenses decreased due to lower occupancy and equipment expense due to the sale of Insurance, as well as lower professional and consulting fees, interest and communications expenses. These expense reductions were partially offset by higher selling and promotion charges, as COVID-19 restrictions have relaxed across many of the major geographies in which BGC operates.
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
Capital and Liquidity
On August 2, 2022, our Board declared a $0.01 dividend for the second quarter of 2022. Additionally, BGC Holdings continues to have reduced distributions to or on behalf of its partners. The distributions to or on behalf of partners will at least cover their related tax payments. Whether any given post-tax amount is equivalent to the amount received by a stockholder also on an after-tax basis depends upon stockholders’ and partners’ domiciles and tax status. Our 2022 capital allocation priorities are to return capital to stockholders and to continue investing in our high growth Fenics businesses. Historically, we were deeply dividend-centric; going forward, we plan to prioritize share and unit repurchases over dividends and distributions.
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
On April 6, 2022, the SEC proposed Rules for the Registration and Regulation of Security-Based Swap Execution Facilities. The SEC proposed new Regulation SE under the Exchange Act to create a regime for the registration and regulation of SBSEFs. The new regulatory framework was one of the major reforms required under Title VII of the Dodd-Frank Act relating to the over-the-counter derivatives market.
In developing this proposal, the SEC sought to harmonize as closely as practicable with parallel rules of the CFTC that govern SEFs and swap execution generally. The proposal was published on SEC.gov and in the Federal Register with a public comment period of 60 days. If adopted, the proposal would implement the Exchange Act’s trade execution requirement for security-based swaps and address the cross-border application of that requirement; implement Section 765 of the Dodd-Frank Act to mitigate conflicts of interest at SBSEFs and national securities exchanges that trade security-based swaps; and promote consistency between proposed Regulation SE and existing rules under the Exchange Act.
See “Regulation” included in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information related to our regulatory environment.
Industry Consolidation
Over the past decade, there has been significant consolidation among the interdealer-brokers and wholesale brokers with which we compete. We expect to continue to compete with the electronic markets, post-trade and information businesses of NEX, that are part of CME now, through the various offerings on our Fenics platform. We will also continue to compete with TP ICAP and Tradition across various Voice/Hybrid brokerage marketplaces as well as via Fenics.

Additionally, there has been an increase in acquisitions of OTC trading platforms by exchanges and electronic marketplaces such as ICE buying BondPoint and TMC Bonds, Deutsche Börse buying 360T, and CBOE buying Hotspot, MarketAxess buying LiquidityEdge, Tradeweb buying Nasdaq U.S. Fixed Income Electronic Trading Platform, LSEG acquiring Quantile, etc. We view the recent consolidation in the industry favorably, as we expect it to provide additional operating leverage to our businesses in the future.
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
Rates volumes in particular are influenced by market volumes and, in certain instances, volatility. Historically low and negative interest rates, as well as central bank quantitative easing programs across the globe have significantly reduced the overall trading appetite for rates products. Such programs have depressed rates volumes because they entail central banks buying government securities or other securities in the open market in an effort to promote increased lending and liquidity and bring down long-term interest rates. When central banks hold these instruments, they tend not to trade or hedge, thus lowering rates volumes across cash and derivatives markets industry-wide. Following the market dislocation and ongoing pandemic, major central banks such as the U.S. Federal Reserve, ECB, Bank of Japan, Bank of England, and Swiss National Bank restarted quantitative easing programs in 2020. While inflationary concerns have resulted in rising interest rates and tapering and/or unwinding of central bank asset purchases, interest rates remain low by historic standards. We expect the current rising interest rate environment to create, over the next two or three quarters, an uneven market for the industry with some product categories increasing dramatically, which others face short-term challenges as their key market participants deal with the difficulty of trading through rising interest rates., During the quarter, the Company experienced this performance across asset classes. For example, we generated strong growth in short-term interest rate products, government bonds, interest rate options, U.S. investment grade credit, spot FX and LatAm FX. The current rising interest rate environment created near-term challenges for businesses including longer-dated interest rate swaps, European credit, G10 FX forwards, Central and European FX options and even inflation products, all of which we expect to rebound strongly in 2023.
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
During the three and six months ended June 30, 2022, industry volumes were higher across short-term Rates, Foreign Exchange, and Equities, particularly U.S. cash equities. Secondary trading volumes were generally lower across medium- and long-term Rates. Global Credit markets were generally mixed across geography, investment grade, and high yield. Energy and Commodities volumes were also generally mixed as higher prices and volatility weighed on certain energy products. BGC’s brokerage revenues, excluding Insurance, were down by 4.7% year-on-year in the quarter. Below is an expanded discussion of the volume and growth drivers of our various brokerage product categories.

Rates Volumes and Volatility
Our Rates business is influenced by a number of factors, including global sovereign issuances, interest rate, central bank policies, secondary trading and the hedging of these sovereign debt instruments. The amount of global sovereign debt outstanding remains at historically high levels; the level of secondary trading and related hedging activity was mixed during the second quarter of 2022 compared to the prior year period. According to Bloomberg and the Federal Reserve Bank of New York, the average daily volume of U.S. Treasuries with maturities less than three years were up 20%, while volumes for maturities six years and greater decreased by 18%. IRS volumes traded on SEF were down 36% compared to the second quarter of 2021, according to Clarus. In comparison, our revenue from Fenics Rates decreased 4.5%, while our overall Rates revenues were up 0.5% as compared to a year earlier to $137.1 million.
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
Overall, analysts and economists expect the absolute level of sovereign debt outstanding to remain at elevated levels for the foreseeable future as governments finance their future deficits and roll over their sizable existing debt. Additionally, yields on benchmark U.S. Treasuries exhibited volatility during the second quarter of 2022 on inflation concerns and the central bank tapering plans. The tapering and/or unwinding of asset purchases by central banks, interest rate hikes, along with elevated levels of government debt issuance, are expected to provide tailwinds to our Rates business in the latter half of 2022.
FX Volumes and Volatility
Global FX volumes were generally higher during the second quarter of 2022. Volumes for CME FX futures and options and CME EBS spot FX were up 24% and 6%, respectively, whereas Refinitiv was up 4%, during the quarter. In comparison, revenue from our Fenics FX platforms increased 63.5%, while our overall FX revenues increased by 2.1% to $74.3 million.
Equities Volumes
Global equity volumes were generally higher during the second quarter of 2022. Research from Raymond James indicated that the average daily volumes of U.S. cash equities and U.S. options were up 19% and 8%, respectively, as compared to a year earlier, while average daily volume of European cash equities shares were up 11% (in notional value). Over the same timeframe, Eurex average daily volumes of equity derivatives were up 14% while Euronext equity derivative index volumes increased by 17%. BGC’s equity business primarily consists of equity derivatives, particularly European equity derivatives. Our overall revenues from Equities decreased by 4.2% to $58.3 million.
Credit Volumes
Our Credit business is impacted by the level of global corporate bond issuance, and the direction of interest rates. Global credit derivative market turnover has declined over the last few years due to the introduction of rules and regulations around the clearing of credit derivatives in the U.S. and elsewhere, along with non-uniform regulation across different geographies. In addition, many of our large bank customers continue to reduce their inventory of bonds and other credit products in order to comply with Basel III and other international financial regulations. Credit volumes were generally mixed during the second quarter of 2022. Primary dealer average daily volume for U.S. Investment Grade was up 8% and U.S. High Yield was down 5% according to Bloomberg and the Federal Reserve Bank of New York. In comparison, our overall Credit revenues decreased by 15.6% to $61.3 million.
Energy and Commodities
Energy and commodities volumes were generally mixed during the second quarter of 2022 compared with the year earlier. CME and ICE energy futures and options volumes were down 2% and up 3%, respectively, as higher prices and volatility weighed on certain energy products. In comparison, BGC’s energy and commodities revenues decreased by 10.8% to $66.7 million.
Insurance Brokerage
The overall Insurance brokerage business, which we sold to The Ardonagh Group on November 1, 2021, included Ed Broking and Besso, as well as our aviation and space insurance brokerage business, Piiq. The pre-tax loss relating to Insurance was $6.7 million and $7.1 million for the three and six months ended June 30, 2021. The Insurance brokerage business contributed $54.4 million and $106.9 million in total revenues for the three and six months ended June 30, 2021.
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
As of June 30, 2022, our front-office headcount was approximately 2,025 brokers, salespeople, managers, technology professionals and other front-office personnel, down 7.7% from approximately 2,200 a year ago. Compared to the prior year period, average revenue per front-office employee for the three and six months ended June 30, 2022, increased by 5% to approximately $207 thousand and 6% to approximately $446 thousand, respectively.
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
FINANCIAL HIGHLIGHTS
For the three months ended June 30, 2022 compared to the three months ended June 30, 2021:
Income from operations before income taxes of $31.4 million compared to $18.9 million in the same period in the prior year.

Total revenues decreased $76.7 million, or 15.0%, to $435.8 million. This decrease was largely a result of the sale of the Insurance brokerage business during the fourth quarter of 2021, which generated $54.4 million in revenues in the same period in the prior year. Brokerage revenues, excluding the Insurance brokerage business, decreased $19.7 million, or 4.7%, to $397.7 million, which was driven by a decrease across all products except for FX and Rates.
Total expenses decreased $87.8 million, or 17.7%, to $408.9 million compared to the prior year period, primarily due to a $70.9 million decrease in total compensation expenses, which was primarily driven by the sale of the Insurance business during the fourth quarter of 2021, as well as lower commission revenues on variable compensation. The $16.9 million decrease in non-compensation expenses was primarily driven by lower occupancy and equipment expense due to the sale of the Insurance brokerage business, lower professional and consulting fees, lower interest expense recorded on the 5.125% Senior Notes due to repayment in full on May 27, 2021, as well as lower communications expenses. These expense reductions were partially offset by higher selling and promotion charges, as COVID-19 restrictions have relaxed across many of the major geographies in which we operate.
Total other income (losses), net increased $1.5 million, or 47.0%, to $4.6 million compared to the prior year period, primarily related to gains on equity method investments.
For the six months ended June 30, 2022 compared to the six months ended June 30, 2021:

Income from operations before income taxes of $76.8 million compared to $92.4 million in same period in the prior year.
Total revenues decreased $137.8 million, or 12.8%, to $942.2 million. This decrease was largely a result of the sale of the Insurance brokerage business during the fourth quarter of 2021, which generated $106.9 million in revenues in the same period in the prior year. Brokerage revenues, excluding the Insurance brokerage business, decreased $29.1 million, or 3.2%, to $870.0 million, which was driven by a decrease across all products.
Total expenses decreased $125.3 million, or 12.6% to $872.4 million compared to the prior year period, primarily due to a $97.6 million decrease in total compensation expenses, which was primarily driven by the sale of the Insurance business during the fourth quarter of 2021, as well as lower commission revenues on variable compensation. The $27.7 million decrease in non-compensation expenses was primarily driven by lower occupancy and equipment expense due to the sale of the Insurance brokerage business, lower interest expense recorded on the 5.125% Senior Notes due to repayment in full on May 27, 2021, as well as lower professional and consulting fees and lower communications expenses. These expense reductions were partially offset by higher selling and promotion charges, as COVID-19 restrictions have relaxed across many of the major geographies in which we operate.
Total other income (losses), net decreased $3.1 million, or 30.7% to $6.9 million compared to the prior year period, primarily due to a gain recognized on a litigation resolution in the first quarter of 2021, a decrease related to mark-to-market movements on other assets, and a decrease in other recoveries related to the Insurance brokerage business, partially offset by an increase related to gains on equity method investments and other recoveries.

RESULTS OF OPERATIONS
The following table sets forth our unaudited Condensed Consolidated Statements of Operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$309,542	71.1%	$389,768	76.1%	$666,206	70.7%	$824,988	76.4%
Principal transactions	88,169	20.2	81,997	16.0	203,770	21.6	180,760	16.7
Total brokerage revenues	397,711	91.3	471,765	92.1	869,976	92.3	1,005,748	93.1
Fees from related parties	3,625	0.8	4,245	0.8	6,942	0.7	8,030	0.7
Data, software and post-trade	23,391	5.4	21,602	4.2	47,518	5.1	43,588	4.0
Interest and dividend income	8,961	2.0	11,455	2.2	11,396	1.2	14,493	1.3
Other revenues	2,068	0.5	3,383	0.7	6,388	0.7	8,167	0.9
Total revenues	435,756	100.0	512,450	100.0	942,220	100.0	1,080,026	100.0
Expenses:
Compensation and employee benefits	211,873	48.6	270,586	52.8	469,141	49.8	578,929	53.6
Equity-based compensation and allocations of net income to limited partnership units and FPUs¹	46,133	10.6	58,290	11.4	104,009	11.0	91,785	8.5
Total compensation and employee benefits	258,006	59.2	328,876	64.2	573,150	60.8	670,714	62.1
Occupancy and equipment	39,921	9.2	47,159	9.2	78,584	8.3	95,549	8.8
Fees to related parties	6,009	1.4	4,518	0.9	11,734	1.3	9,900	0.9
Professional and consulting fees	13,810	3.2	20,029	3.9	29,441	3.1	36,235	3.4
Communications	27,166	6.2	30,776	6.0	55,057	5.8	60,586	5.6
Selling and promotion	12,443	2.8	8,618	1.7	23,381	2.5	16,106	1.5
Commissions and floor brokerage	14,239	3.3	14,308	2.8	31,582	3.4	32,237	3.0
Interest expense	14,342	3.3	18,680	3.6	28,645	3.0	36,533	3.4
Other expenses	23,010	5.3	23,772	4.6	40,785	4.3	39,809	3.7
Total expenses	408,946	93.9	496,736	96.9	872,359	92.5	997,669	92.4
Other income (losses), net:
Gains (losses) on divestitures and sale of investments	—	—	(92)	0.0	—	—	(92)	0.0
Gains (losses) on equity method investments	2,729	0.6	1,323	0.3	5,532	0.6	2,789	0.3
Other income (loss)	1,909	0.5	1,924	0.3	1,413	0.1	7,330	0.7
Total other income (losses), net	4,638	1.1	3,155	0.6	6,945	0.7	10,027	1.0
Income (loss) from operations before income taxes	31,448	7.2	18,869	3.7	76,806	8.2	92,384	8.6
Provision (benefit) for income taxes	15,105	3.4	(1,191)	(0.2)	29,762	3.2	13,748	1.3
Consolidated net income (loss)	$16,343	3.8%	$20,060	3.9%	$47,044	5.0%	$78,636	7.3%
Less: Net income (loss) operations attributable to noncontrolling interest in subsidiaries	1,581	0.4	3,820	0.7	6,310	0.7	19,680	1.8
Net income (loss) available to common stockholders	$14,762	3.4%	$16,240	3.2%	$40,734	4.3%	$58,956	5.5%
____________________________
1The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and grants of exchangeability	$20,460	4.7%	$31,222	6.1%	$50,595	5.4%	$39,076	3.6%
Allocations of net income	4,734	1.1	6,846	1.3	8,424	0.9	12,477	1.2
LPU amortization	15,601	3.6	16,741	3.3	34,624	3.7	33,835	3.1
RSU amortization	5,338	1.2	3,481	0.7	10,366	1.0	6,397	0.6
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$46,133	10.6%	$58,290	11.4%	$104,009	11.0%	$91,785	8.5%
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Revenues
Brokerage Revenues
Total brokerage revenues decreased by $74.1 million, or 15.7%, to $397.7 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Commission revenues decreased by $80.2 million, or 20.6%, to $309.5 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Principal transactions revenues increased by $6.2 million, or 7.5%, to $88.2 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.
The decrease in total brokerage revenues was primarily driven by a decrease in revenues from Insurance, Credit, Energy and commodities, and Equities, partially offset by an increase in revenues from FX and Rates. The decreases in our brokerage revenues, excluding FX and Rates, was primarily due to the sale of the Insurance brokerage business during the fourth quarter of 2021, creating a lack of comparability in Insurance brokerage revenues between 2022 and 2021, and lower industry-wide trading volumes.
Our brokerage revenues from Insurance totaled $54.3 million for the three months ended June 30, 2021 as compared to no revenues for the three months ended June 30, 2022 as a result of the sale during the fourth quarter of 2021.
Our Credit revenues decreased by $11.4 million, or 15.6%, to $61.3 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. This was primarily driven by lower activity across structured products and FX headwinds, partially offset by U.S. investment grade credit, which generated strong double-digit revenue growth compared to a year ago.
Our brokerage revenues from Energy and commodities decreased by $8.0 million, or 10.8%, to $66.7 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, which was primarily led by lower volumes across global oil trading driven by significantly elevated prices.
Our brokerage revenues from Equities decreased by $2.5 million, or 4.2%, to $58.3 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.
Our FX revenues increased by $1.5 million, or 2.1%, to $74.3 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, driven by higher spot FX and emerging markets volume.
Our brokerage revenues from Rates increased by $0.7 million, or 0.5%, to $137.1 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. This increase was largely driven by stronger volumes across short-term interest rates, government bonds, and interest rate options.
Fees from Related Parties
Fees from related parties decreased by $0.6 million, or 14.6%, to $3.6 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. This was primarily driven by a decrease in revenues in connection with services provided to Cantor.
Data, Software and Post-Trade

Data, software and post-trade revenues increased by $1.8 million, or 8.3%, to $23.4 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. This increase was primarily driven by new business contracts and Lucera expanding their client base, partially offset by a decrease in revenues from post-trade services.
Interest and Dividend Income
Interest and dividend income decreased by $2.5 million, or 21.8%, to $9.0 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. This decrease was primarily due to a decrease in dividend income and lower interest income earned on employee loans, partially offset by an increase in interest income on government bonds.
Other Revenues
Other revenues decreased by $1.3 million, or 38.9%, to $2.1 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily driven by a decrease in consulting income for Poten & Partners.
Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense decreased by $58.7 million, or 21.7%, to $211.9 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The main driver of this decrease was primarily due to the sale of the Insurance brokerage business during the fourth quarter of 2021, as well as lower commission revenues on variable compensation and the FX impact on U.K. and European operations.
Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs decreased by $12.2 million, or 20.9%, to $46.1 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. This was driven by a decrease in grants of exchangeability and issuance of Class A common stock.
Occupancy and Equipment
Occupancy and equipment expense decreased by $7.2 million, or 15.3%, to $39.9 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. This decrease was primarily due to the sale of the Insurance brokerage business during the fourth quarter of 2021, as well as a decrease in other rent and occupancy expenses, partially offset by an increase related to fixed asset impairments and amortization expense on internally developed software.
Fees to Related Parties
Fees to related parties increased by $1.5 million, or 33.0%, to $6.0 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Fees to related parties are allocations paid to Cantor for administrative and support services (such as accounting, occupancy, and legal).
Professional and Consulting Fees
Professional and consulting fees decreased by $6.2 million, or 31.0%, to $13.8 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily driven by the sale of the Insurance brokerage business during the fourth quarter of 2021, as well as a decrease in legal fees.
Communications
Communications expense decreased by $3.6 million, or 11.7%, to $27.2 million for the three months ended June 30, 2022 as compared to three months ended June 30, 2021, which was primarily driven by decreases in various terminal and line service costs across market data and communications.
Selling and Promotion
Selling and promotion expense increased by $3.8 million, or 44.4%, to $12.4 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. This increase was primarily due to the impact of COVID-19 and the continued focus on tighter cost management during the three months ended June 30, 2021, which resulted in a significant reduction in travel and entertainment expenses.
Commissions and Floor Brokerage
Commissions and floor brokerage expense decreased by $0.1 million, or 0.5%, to $14.2 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Commissions and floor brokerage expense tends to move in line with brokerage revenues.
Interest Expense
Interest expense decreased by $4.3 million, or 23.2%, to $14.3 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily driven by lower interest expense related to the 5.125% Senior Notes, which were repaid in May 2021, and a decrease in interest expense due to the sale of the Insurance brokerage business during the fourth quarter of 2021.
Other Expenses
Other expenses decreased by $0.8 million, or 3.2%, to $23.0 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, which was primarily due to a decrease in amortization expense on intangible assets and a decrease in general insurance expense, which were driven by the sale of the Insurance brokerage business during the fourth quarter of 2021, as well as a decrease in revaluation expense, partially offset by a $4.8 million reserve recorded in the three months ended June 30, 2022 for potential losses associated with Russia's Invasion of Ukraine.
Other Income (Losses), net
Gains (Losses) on Divestitures and Sale of Investments
For the three months ended June 30, 2022, we had no gains or losses from divestitures or the sale of investments. For the three months ended June 30, 2021, we had a loss of $0.1 million on divestitures.
Gains (Losses) on Equity Method Investments
Gains (losses) on equity method investments increased by $1.4 million, or 106.3%, to a gain of $2.7 million, for the three months ended June 30, 2022 as compared to a gain of $1.3 million for the three months ended June 30, 2021.
Other Income (Loss)
Other income (loss) decreased by $15 thousand, or 0.8%, to $1.9 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes increased by $16.3 million, to $15.1 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase is primarily driven by an increase in pretax earnings, a benefit in the prior year from the revaluation of deferred tax due to enacted rate change in the U.K. and a change in the geographical and business mix of earnings, which can impact our consolidated effective tax rate from period-to-period.
Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries
Net income (loss) attributable to noncontrolling interest in subsidiaries decreased by $2.2 million, to $1.6 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Revenues
Brokerage Revenues

Total brokerage revenues decreased by $135.8 million, or 13.5%, to $870.0 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Commission revenues decreased by $158.8 million, or 19.2%, to $666.2 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Principal transactions revenues increased by $23.0 million, or 12.7%, to $203.8 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.
The decrease in total brokerage revenues was primarily driven by decreases in Insurance, Credit, Equities, Rates, FX and Energy and commodities.
Our brokerage revenues from Insurance totaled $106.7 million for the six months ended June 30, 2021 as compared to no revenues for the six months ended June 30, 2022 as a result of the sale during the fourth quarter of 2021.
Our Credit revenues decreased by $17.5 million, or 10.8%, to $145.2 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. This decrease was primarily driven by lower activity across structured products and FX headwinds, partially offset by U.S. investment grade credit, which generated strong double-digit revenue growth compared to a year ago.
Our brokerage revenues from Equities decreased by $5.9 million, or 4.5%, to $125.4 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, which was primarily driven by lower global volumes.
Our brokerage revenues from Rates decreased by $2.3 million, or 0.8%, to $295.9 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021.
Our FX revenues decreased by $1.9 million, or 1.2%, to $154.4 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, which was primarily driven by lower industry volumes.
Our brokerage revenues from Energy and Commodities decreased by $1.5 million, or 1.0%, to $149.1 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, which was primarily driven by lower volumes in global oil trading driven by significantly elevated prices.
Fees from Related Parties
Fees from related parties decreased by $1.1 million, or 13.5%, to $6.9 million for the six months ended June 30, 2022 as compared to the prior year, which was primarily driven by a decrease in revenues in connection with services provided to Cantor.
Data, Software and Post-Trade
Data, software and post-trade revenues increased by $3.9 million, or 9.0%, to $47.5 million for the six months ended June 30, 2022 as compared to the same period in prior year. This increase was primarily driven by Lucera expanding their client base, and an increase in revenues from post-trade services.
Interest and Dividend Income
Interest and dividend income decreased by $3.1 million, or 21.4%, to $11.4 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This was primarily driven by an decrease in dividend income and lower interest income earned on employee loans, partially offset by an increase in interest income on government bonds.
Other Revenues
Other revenues decreased by $1.8 million, or 21.8% to $6.4 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This was primarily driven by a decrease in consulting income for Poten & Partners.
Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense decreased by $109.8 million, or 19.0%, to $469.1 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The main drivers of this decrease was primarily due to the sale of the Insurance brokerage business during the fourth quarter of 2021, as well as lower commission revenues on variable compensation and the FX impact on U.K. and European operations.

Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $12.2 million, or 13.3%, to $104.0 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This was primarily driven by an increase in grants of exchangeability and issuance of Class A common stock and an increase in RSU amortization expense.
Occupancy and Equipment
Occupancy and equipment expense decreased by $17.0 million, or 17.8%, to $78.6 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This was primarily driven by the sale of the Insurance brokerage business during the fourth quarter of 2021, as well as a decrease in other rent and occupancy expenses, partially offset by an increase related to fixed asset impairments and amortization expense on internally developed software.
Fees to Related Parties
Fees to related parties increased by $1.8 million, or 18.5%, to $11.7 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Fees to related parties are allocations paid to Cantor for administrative and support services.
Professional and Consulting Fees
Professional and consulting fees decreased by $6.8 million, or 18.7%, to $29.4 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily driven by the sale of the Insurance brokerage business during the fourth quarter of 2021, as well as a decrease in legal fees.
Communications
Communications expense decreased by $5.5 million, or 9.1%, to $55.1 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, which was primarily driven by decreases in various terminal and line service costs across market data and communications.
Selling and Promotion
Selling and promotion expense increased by $7.3 million, or 45.2%, to $23.4 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This increase was primarily a result of a reduction in travel and entertainment expenses due to a continued focus on tighter cost management as well as the impact of COVID-19 during the six months ended June 30, 2021.
Commissions and Floor Brokerage
Commissions and floor brokerage expense decreased by $0.7 million, or 2.0%, to $31.6 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Commissions and floor brokerage expense tends to move in line with brokerage revenues.
Interest Expense
Interest expense decreased by $7.9 million, or 21.6%, to $28.6 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily driven by interest expense related to the 5.125% Senior Notes, which were repaid in May 2021, and a decrease in interest expense due to the sale of the Insurance brokerage business during the fourth quarter of 2021.
Other Expenses
Other expenses increased by $1.0 million, or 2.5%, to $40.8 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, which was primarily related to an increase in amortization expense on intangible assets and a decrease in general insurance expense, which were driven by the sale of the Insurance brokerage business during the fourth quarter of 2021, as well as a decrease in revaluation expense, partially offset by $10.8 million of reserves recorded in the six months ended June 30, 2022 for potential losses associated with Russia's Invasion of Ukraine.

Other Income (Losses), net
Gains (Losses) on Divestitures and Sale of Investments
For the six months ended June 30, 2022, we had a no gains or losses from divestitures or the sale of investments. For the six months ended June 30, 2021, we had a loss of $0.1 million on divestitures.
Gains (Losses) on Equity Method Investments
Gains (losses) on equity method investments increased by $2.7 million, to a gain of $5.5 million, for the six months ended June 30, 2022 as compared to a gain of $2.8 million for the six months ended June 30, 2021.
Other Income (Loss)
Other income (loss) decreased by $5.9 million, to $1.4 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This was primarily driven by a decrease related to mark-to-market movements on other assets, a gain recognized on a litigation resolution during the six months ended June 30, 2021, a decrease in other recoveries related to the Insurance brokerage business which was sold during the fourth quarter of 2021, partially offset by an increase related to fair value adjustments of investments held, and an increase in other recoveries in the six months ended June 30, 2022.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes increased by $16.0 million, or 116.5%, to $29.8 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This increase is primarily driven by a benefit in the prior year from the revaluation of deferred taxes due to enacted rate changes in the U.K. as well as a change in the geographical and business mix of earnings, which can impact our consolidated effective tax rate from period-to-period.
Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries
Net income (loss) attributable to noncontrolling interest in subsidiaries decreased by $13.4 million, or 67.9%, to $6.3 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, which was primarily driven by a decrease in earnings.
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

	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Revenues:
Commissions	$309,542	$356,664	$349,896	$367,016	$389,768	$435,220	$377,146	$352,027
Principal transactions	88,169	115,601	73,004	73,997	81,997	98,763	73,687	65,182
Fees from related parties	3,625	3,317	3,356	3,470	4,245	3,785	4,857	8,814
Data, software and post-trade	23,391	24,127	24,137	22,238	21,602	21,986	20,860	21,523
Interest and dividend income	8,961	2,435	4,442	3,042	11,455	3,038	(783)	2,418
Other revenues	2,068	4,320	6,756	3,984	3,383	4,784	3,659	5,078
Total revenues	435,756	506,464	461,591	473,747	512,450	567,576	479,426	455,042
Expenses:
Compensation and employee benefits	211,873	257,268	434,807	257,604	270,586	308,343	258,866	244,648
Equity-based compensation and allocations of net income to limited partnership units and FPUs	46,133	57,876	85,889	78,490	58,290	33,495	80,515	33,007
Total compensation and employee benefits	258,006	315,144	520,696	336,094	328,876	341,838	339,381	277,655
Occupancy and equipment	39,921	38,663	46,724	46,049	47,159	48,390	47,763	45,924
Fees to related parties	6,009	5,725	8,456	5,674	4,518	5,382	5,028	7,728
Professional and consulting fees	13,810	15,631	14,813	16,836	20,029	16,206	18,233	15,755
Communications	27,166	27,891	27,611	29,305	30,776	29,810	30,481	30,097
Selling and promotion	12,443	10,938	12,356	9,586	8,618	7,488	6,896	5,942
Commissions and floor brokerage	14,239	17,343	16,563	15,908	14,308	17,929	13,646	12,933
Interest expense	14,342	14,303	16,061	16,735	18,680	17,853	21,811	19,665
Other expenses	23,010	17,775	16,465	24,614	23,772	16,037	21,600	28,367
Total expenses	408,946	463,413	679,745	500,801	496,736	500,933	504,839	444,066
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	—	312,941	92	(92)	—	403	(9)
Gains (losses) on equity method investments	2,729	2,803	2,101	1,816	1,323	1,466	1,354	1,527
Other income (loss)	1,909	(496)	7,862	4,513	1,924	5,406	1,687	4,779
Total other income (losses), net	4,638	2,307	322,904	6,421	3,155	6,872	3,444	6,297
Income (loss) from operations before income taxes	31,448	45,358	104,750	(20,633)	18,869	73,515	(21,969)	17,273
Provision (benefit) for income taxes	15,105	14,657	15,957	(6,692)	(1,191)	14,939	(6,729)	8,558
Consolidated net income (loss)	$16,343	$30,701	$88,793	$(13,941)	$20,060	$58,576	$(15,240)	$8,715
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	1,581	4,729	12,340	(2,539)	3,820	15,860	(11,211)	(135)
Net income (loss) available to common stockholders	$14,762	$25,972	$76,453	$(11,402)	$16,240	$42,716	$(4,029)	$8,850

The table below details our brokerage revenues by product category for the indicated periods (in thousands):

	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Brokerage revenue by product:
Rates	$137,129	$158,809	$131,732	$128,508	$136,474	$161,793	$124,495	$119,325
FX	74,347	80,025	72,112	72,976	72,807	83,433	73,213	73,281
Energy and commodities	66,687	82,395	71,527	74,328	74,735	75,868	71,706	65,871
Credit	61,257	83,908	65,969	58,983	72,609	90,047	68,882	68,053
Equities	58,291	67,128	61,671	54,715	60,825	70,462	63,718	47,410
Insurance	—	—	19,889	51,503	54,315	52,380	48,819	43,269
Total brokerage revenues	$397,711	$472,265	$422,900	$441,013	$471,765	$533,983	$450,833	$417,209
Brokerage revenue by product (percentage):
Rates	34.5%	33.6%	31.1%	29.1%	28.9%	30.3%	27.6%	28.6%
FX	18.7	17.0	17.1	16.5	15.4	15.6	16.2	17.6
Energy and commodities	16.8	17.4	16.9	16.9	15.8	14.2	15.9	15.8
Credit	15.4	17.8	15.6	13.4	15.4	16.9	15.3	16.3
Equities	14.6	14.2	14.6	12.4	12.9	13.2	14.2	11.3
Insurance	—	—	4.7	11.7	11.6	9.8	10.8	10.4
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Brokerage revenue by type:
Voice/Hybrid	$311,541	$371,078	$345,681	$367,992	$396,480	$448,350	$387,305	$358,418
Fully Electronic	86,170	101,187	77,219	73,021	75,285	85,633	63,528	58,791
Total brokerage revenues	$397,711	$472,265	$422,900	$441,013	$471,765	$533,983	$450,833	$417,209
Brokerage revenue by type (percentage):
Voice/Hybrid	78.3%	78.6%	81.7%	83.4%	84.0%	84.0%	85.9%	85.9%
Fully Electronic	21.7	21.4	18.3	16.6	16.0	16.0	14.1	14.1
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

LIQUIDITY AND CAPITAL RESOURCES
Balance Sheet
Our balance sheet and business model are not capital intensive. Our assets consist largely of cash and cash equivalents, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term capital (equity and notes payable) is held to support the less liquid assets and potential capital investment opportunities. Total assets as of June 30, 2022 were $4.9 billion, an increase of 46.2% as compared to December 31, 2021. The increase in total assets was driven primarily by an increase in Receivables from broker-dealers, clearing organizations, customers and related broker-dealers. We maintain a significant portion of our assets in Cash and cash equivalents and Securities owned, with our liquidity (which we define as Cash and cash equivalents, Reverse repurchase agreements, Marketable securities and Securities owned, less Securities loaned and Repurchase Agreements) as of June 30, 2022 of $535.0 million. See “Liquidity Analysis” below for a further discussion of our liquidity. Our Securities owned were $39.2 million as of June 30, 2022, compared to $40.8 million as of December 31, 2021. Our Marketable securities were $0.3 million as of June 30, 2022, compared to $0.4 million as of December 31, 2021. Our Repurchase agreements as of June 30, 2022 were $0.9 million. We had no Repurchase agreements as of December 31, 2021. Further, we did not have any Securities loaned or Reverse repurchase agreements as of June 30, 2022 and December 31, 2021.
As part of our cash management process, we may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of both June 30, 2022 and December 31, 2021, there were no reverse repurchase agreements outstanding.

Additionally, in August 2013, the Audit Committee authorized us to invest up to $350.0 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including policies relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of June 30, 2022 and December 31, 2021, we had no investments in the program.
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
As discussed above, our liquidity remains strong at $535.0 million as of June 30, 2022, which reflects, ordinary movements in working capital, cash paid with respect to employee year-end bonuses, tax payments, acquisitions, new hires, share and unit repurchases and redemptions, and our continued investment in Fenics Growth Platforms.
On November 1, 2021, BGC closed the sale of its Insurance brokerage business to the Ardonagh Group for gross proceeds of $534.9 million, subject to limited post-closing adjustments. The investment in the Insurance brokerage business generated an internal rate of return of 21.2% for our shareholders. The proceeds from the Insurance Business Disposition provided us with significant resources to continue repurchasing shares and to accelerate Fenics growth. Since the announced sale of the Insurance brokerage business in May 2021, BGC has repurchased and redeemed 81.2 million shares of BGC Class A common stock and LPUs as of June 30, 2022. In addition, a portion of these proceeds was used to fully repay the $300.0 million outstanding borrowings under the Company’s Revolving Credit Agreement, on November 1, 2021, which had been borrowed earlier in 2021. This repayment along with the maturity of the 5.125% Senior Notes, which were paid in full on May 27, 2021, reduced our outstanding Notes payable and other borrowings. As of August 5, 2022, we have repurchased and redeemed an additional 3.7 million shares of BGC Class A common stock and LPUs during the third quarter for aggregate consideration of $14.0 million, representing a weighted-average price per share of $3.76.
On August 2, 2022, our Board declared a $0.01 dividend for the second quarter of 2022. Additionally, BGC Holdings continues to have reduced distributions to or on behalf of its partners. The distributions to or on behalf of partners will at least cover their related tax payments. Whether any given post-tax amount is equivalent to the amount received by a stockholder also on an after-tax basis depends upon stockholders’ and partners’ domiciles and tax status. Our 2022 capital allocation priorities are to return capital to stockholders and to continue investing in our high growth Fenics businesses. Historically, we were deeply dividend-centric; going forward, we plan to prioritize share and unit repurchases over dividends and distributions.
Notes Payable, Other and Short-term Borrowings
Unsecured Senior Revolving Credit Agreement
On November 28, 2018, we entered into the Revolving Credit Agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, which replaced the existing committed unsecured senior revolving credit agreement. The maturity date of the Revolving Credit Agreement was November 28, 2020 and the maximum revolving loan balance was $350.0 million. Borrowings under this agreement bore interest at either LIBOR or a defined base rate plus additional margin. On December 11, 2019, we entered into an amendment to the Revolving Credit Agreement. Pursuant to the amendment, the maturity date was extended to February 26, 2021. On February 26, 2020, the Company entered into a second amendment to the Revolving Credit Agreement, pursuant to which, the maturity date was extended by two years to February 26, 2023. The size of the Revolving Credit Agreement, along with the interest rate on the borrowings therefrom, remained unchanged. On November 1, 2021, the Company repaid in full the $300.0 million borrowings outstanding, under the Revolving Credit Agreement, which had been borrowed earlier in 2021. On March 10, 2022, we entered into an amendment and restatement of the senior unsecured revolving credit agreement, pursuant to which, the maturity date was extended to March 10, 2025, the size of the credit facility was increased to $375.0 million, and borrowings under this agreement will bear interest based on either SOFR or a defined base rate plus additional margin. As of June 30, 2022 and December 31, 2021, there were no borrowings outstanding under the Revolving Credit Agreement. We may draw down on the Revolving Credit Agreement to provide flexibility in the normal course to meet ongoing operational cash needs and other general corporate purposes, including as necessary to manage through the current extraordinary macroeconomic/business environment as a result of the COVID-19 pandemic. Our liquidity remains strong, and was $535.0 million as of June 30, 2022, as discussed below.
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
5.375% Senior Notes
On July 24, 2018, we issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes. The 5.375% Senior Notes are general senior unsecured obligations of the Company. The 5.375% Senior Notes bear interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The 5.375% Senior Notes will mature on July 24, 2023. We may redeem some or all of the 5.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 5.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture related to the 5.375% Senior Notes) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the

5.375% Senior Notes was $444.2 million, net of the discount and debt issuance costs of $5.8 million, of which $0.3 million were underwriting fees paid to CF&Co. We also paid CF&Co an advisory fee of $0.2 million in connection with the issuance. The issuance costs are amortized as interest expense and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 5.375% Senior Notes as of June 30, 2022 was $448.6 million.
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
3.750% Senior Notes
On September 27, 2019, we issued an aggregate of $300.0 million principal amount of 3.750% Senior Notes. The 3.750% Senior Notes are general unsecured obligations of the Company. The 3.750% Senior Notes bear interest at a rate of 3.750% per annum, payable in cash on each April 1 and October 1, commencing April 1, 2020. The 3.750% Senior Notes will mature on October 1, 2024. We may redeem some or all of the 3.750% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 3.750% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture related to the 3.750% Senior Notes) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 3.750% Senior Notes was $296.1 million, net of discount and debt issuance costs of $3.9 million, of which $0.2 million were underwriting fees payable to CF&Co. The issuance costs will be amortized as interest expense and the carrying value of the 3.750% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 3.750% Senior Notes was $298.1 million as of June 30, 2022.
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
4.375% Senior Notes
On July 10, 2020, we issued an aggregate of $300.0 million principal amount of 4.375% Senior Notes. The 4.375% Senior Notes are general unsecured obligations of the Company. The 4.375% Senior Notes bear interest at a rate of 4.375% per year, payable in cash on June 15 and December 15 of each year, commencing December 15, 2020. The 4.375% Senior Notes will mature on December 15, 2025. We may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 4.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture related to the 4.375% Senior Notes) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. Cantor purchased $14.5 million of such senior notes and still holds such notes as of June 30, 2022. The initial carrying value of the 4.375% Senior Notes was $296.8 million, net of discount and debt issuance costs of $3.2 million, of which $0.2 million were underwriting fees payable to CF&Co. The carrying value of the 4.375% Senior Notes was $297.9 million as of June 30, 2022.
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
Collateralized Borrowings
On May 31, 2017, we entered into a secured loan arrangement of $29.9 million under which we pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.44% per year and matured on May 31, 2021, therefore, there were no borrowings outstanding as of June 30, 2022 and December 31, 2021.
On April 8, 2019, we entered into a secured loan arrangement of $15.0 million, under which we pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.77% and matures on April 8, 2023. As of June 30, 2022, we had $4.0 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of June 30, 2022 was $41 thousand. As of December 31, 2021, we had $5.9 million outstanding related to this secured loan arrangement. The net book value of the fixed assets pledged as of December 31, 2021, was $0.1 million.
On April 19, 2019, we entered into a secured loan arrangement of $10.0 million, under which we pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.89% and matures on April 19, 2023. As of June 30, 2022 and December 31, 2021, the Company had $2.5 million and $3.8 million, respectively, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of June 30, 2022 and December 31, 2021 was $0.6 million and $1.0 million, respectively.
Weighted-average Interest Rate
For the three months ended June 30, 2022 and 2021, the weighted-average interest rate of our total Notes payable and other borrowings, which include our Unsecured Senior Revolving Credit Agreement, Senior Notes, and Collateralized Borrowings, was 4.62% and 4.23%, respectively. For the six months ended June 30, 2022 and 2021, the weighted-average interest rate of our total Notes payable and other borrowings was 4.62% and 4.23%, respectively.
Short-term Borrowings
On August 22, 2017, we entered into a committed unsecured loan agreement with Itau Unibanco S.A. The credit agreement provided for short-term loans of up to $3.8 million (BRL 20.0 million). The maturity date of the agreement is September 9, 2022. Borrowings under this agreement bore interest at the Brazilian Interbank offering rate plus 3.20%. As of June 30, 2022, there were $1.9 million (BRL 10.0 million) of borrowings outstanding under the facility. As of December 31, 2021, there were no borrowings outstanding under the facility. As of June 30, 2022, the interest rate was 16.50%.
On August 23, 2017, we entered into a committed unsecured credit agreement with Itau Unibanco S.A. The credit agreement provided for an intra-day overdraft credit line up to $9.5 million (BRL 50.0 million). On August 20, 2021, the agreement was renegotiated, increasing the credit line to $11.5 million (BRL 60.0 million). The maturity date of the agreement is August 24, 2022. This agreement bears a fee of 1.35% per year. As of June 30, 2022 and December 31, 2021, there were no borrowings outstanding under this agreement.
On January 25, 2021, we entered into a committed unsecured loan agreement with Banco Daycoval S.A., which provided for short-term loans of up to $1.9 million (BRL 10.0 million) and was renegotiated on June 1, 2021. The amended agreement provides for short-term loans of up to $3.8 million (BRL 20.0 million). The maturity date of the agreement is January 17, 2023. Borrowings under this agreement bear interest at the Brazilian Interbank offering rate plus 3.66%. As of June 30, 2022, there were $1.9 million (BRL 10.0 million) of borrowings outstanding under the agreement. As of June 30, 2022, the interest rate was 16.90%.
BGC Credit Agreement with Cantor
On March 19, 2018, we entered into the BGC Credit Agreement with Cantor. The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the previous Credit Facility between BGC and an affiliate of Cantor, and was approved by the Audit Committee of BGC. On August 6, 2018, the Company entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that can be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2023, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of both June 30, 2022 and December 31, 2021, there were no borrowings by BGC or Cantor outstanding under this Agreement.
CREDIT RATINGS
As of June 30, 2022, our public long-term credit ratings and associated outlooks are as follows:

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
We consider the following in analyzing changes in our liquidity:
•Our liquidity analysis includes a comparison of our Consolidated net income (loss) adjusted for certain non-cash items (e.g., Equity-based compensation) as presented on the cash flow statement. Dividends and distributions are payments made to our holders of common shares and limited partnership interests and are related to earnings from prior periods. These timing differences will impact our cash flows in a given period;
•Our investing and funding activities represent a combination of our capital raising activities, including short-term borrowings and repayments, BGC Class A common stock repurchases and partnership unit redemptions, purchases and sales of securities, dispositions, and other investments (e.g., acquisitions, forgivable loans to new brokers and capital expenditures—all net of depreciation and amortization);
•Our securities settlement activities primarily represent deposits with clearing organizations;
•Other changes in working capital represent changes primarily in receivables and payables and accrued liabilities that impact our liquidity;
•Changes in Reverse repurchase agreements, Securities owned, and Marketable securities may result from additional cash investments or sales, which will be offset by a corresponding change in Cash and cash equivalents and, accordingly, will not result in a change in our liquidity. Conversely, changes in the market value of such securities are reflected in our earnings or other comprehensive income (loss) and will result in changes in our liquidity.
At December 31, 2019, the Company completed the calculation of the one-time transition tax on the deemed repatriation of foreign subsidiaries’ earnings pursuant to the Tax Act and previously recorded a net cumulative tax expense of $28.6 million, net of foreign tax credits. An installment election can be made to pay the taxes over eight years with 40% paid in equal installments over the first five years and the remaining 60% to be paid in installments of 15%, 20% and 25% in years six, seven and eight, respectively. The cumulative remaining balance as of June 30, 2022 is $20.2 million.
As of June 30, 2022, the Company and its consolidated subsidiaries had $496.5 million of Cash and cash equivalents. In addition, the Company and its consolidated subsidiaries also held securities of $39.4 million within their Liquidity position as of June 30, 2022.
Discussion of the six months ended June 30, 2022
The table below presents our Liquidity Analysis as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
(in thousands)
Cash and cash equivalents	$496,489	$553,598
Securities owned	39,150	40,838
Marketable securities	293	406
Repurchase agreements	(900)	—
Total	$535,032	$594,842
The $59.8 million decrease in our liquidity position from $594.8 million as of December 31, 2021 to $535.0 million as of June 30, 2022 was primarily related to ordinary movements in working capital, cash paid with respect to annual employee bonuses, tax payments, acquisitions, new hires, share and unit repurchases and redemptions, and our continued investment in Fenics Growth Platforms.
Discussion of the six months ended June 30, 2021
The table below presents our Liquidity Analysis:

	June 30, 2021	December 31, 2020
(in thousands)
Cash and cash equivalents	$426,824	$596,291
Securities owned	49,222	58,572
Marketable securities	360	349
Repurchase agreements	—	—
Total	$476,406	$655,212
The $178.8 million decrease in our liquidity position from $655.2 million as of December 31, 2020 to $476.4 million as of June 30, 2021, was primarily related to the $256.0 million repayment in full of the 5.125% Senior Notes, partially offset by drawing $190.0 million from our $350.0 million revolving credit facility. Our liquidity position also decreased due to Cash held for sale totaling $28.6 million, relating to our Insurance brokerage business. Further, Securities owned decreased $9.3 million resulting from sales of U.S. Treasury bills. The movement in our liquidity position is further reduced by ordinary movements in working capital, repurchases of Class A common stock, cash paid with respect to annual employee bonuses, tax payments, and our continued investment in Fenics Growth Platforms.
CLEARING CAPITAL
In November 2008, we entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on our behalf. In June 2020, this clearing capital agreement was amended to cover Cantor providing clearing services in all eligible financial products to us and not just U.S. Treasury and U.S. government agency securities. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to us, Cantor shall be entitled to request from us cash or other collateral acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement or Cantor will post cash or other collateral on our behalf for a commercially reasonable charge. Cantor had not requested any cash or other property from us as collateral as of June 30, 2022.
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
These subsidiaries may also be prohibited from repaying the borrowings of their parents or affiliates, paying cash dividends, making loans to their parent or affiliates or otherwise entering into transactions, in each case, which result in a significant reduction in their regulatory capital position without prior notification or approval from their principal regulator. See Note 22—“Regulatory Requirements” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our regulatory requirements.
As of June 30, 2022, $663.3 million of net assets were held by regulated subsidiaries. As of June 30, 2022, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $336.7 million.
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
EQUITY
Class A Common Stock
Changes in shares of BGC Class A common stock outstanding were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shares outstanding at beginning of period	326,563	334,364	317,023	323,018
Share issuances:
Redemptions/exchanges of limited partnership interests¹	5,071	30,156	11,714	40,587
Vesting of RSUs	589	360	2,571	1,728
Acquisitions	274	537	1,186	787
Other issuances of BGC Class A common stock	339	5	342	266
Restricted stock forfeitures	(4)	(84)	(4)	(84)
Treasury stock repurchases	(8,745)	(16,543)	(8,745)	(17,507)
Shares outstanding at end of period	324,087	348,795	324,087	348,795

____________________________
1Included in redemptions/exchanges of limited partnership interests for the three months ended June 30, 2022 and 2021 are 4.7 million shares of BGC Class A common stock granted in connection with the cancellation of 4.8 million LPUs, and 13.8 million shares of BGC Class A common stock granted in connection with the cancellation of 14.6 million LPUs, respectively. Included in redemptions/exchanges of limited partnership interests for the six months ended June 30, 2022 and 2021 are 7.9 million shares of BGC Class A common stock granted in connection with the cancellation of 8.1 million LPUs, and 15.4 million shares of BGC Class A common stock granted in connection with the cancellation of 16.3 million LPUs, respectively. Because LPUs are included in the Company’s fully diluted share count, if dilutive, redemptions/exchanges in connection with the issuance of BGC Class A common stock would not impact the fully diluted number of shares outstanding.
Class B Common Stock
The Company did not issue any shares of BGC Class B common stock during the three and six months ended June 30, 2022 and 2021. As of June 30, 2022 and December 31, 2021, there were 45.9 million shares of BGC Class B common stock outstanding.

Unit Redemptions and Share Repurchase Program
The Company’s Board and Audit Committee have authorized repurchases of BGC Class A common stock and redemptions of limited partnership interests or other equity interests in the Company’s subsidiaries. On August 3, 2021, the Company's Board and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of June 30, 2022, the Company had $158.4 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units.
The tables below represent the units redeemed and/or shares repurchased for cash and does not include units redeemed/cancelled in connection with the grant of shares of BGC Class A common stock nor the limited partnership interests exchanged for shares of BGC Class A common stock. The gross unit redemptions and share repurchases of BGC Class A common stock during the three and six months ended June 30, 2022 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted-Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Program
Redemptions[1,2]
January 1, 2022—March 31, 2022	43	$4.01
April 1, 2022—June 30, 2022	1,010	$3.81
Total Redemptions	1,053	$3.82
Repurchases[3,4]
January 1, 2022—March 31, 2022	—	$—
April 1, 2022 - April 30, 2022	—	$—
May 1, 2022 - May 31, 2022	1,150	$3.70
June 1, 2022 - June 30, 2022	7,595	$3.31
Total Repurchases	8,745	$3.36
Total Redemptions and Repurchases	9,798	$3.41	$158,404
___________________________
1.During the three months ended June 30, 2022, the Company redeemed 1.0 million LPUs at an aggregate redemption price of $3.7 million for a weighted-average price of $3.84 per unit. During the three months ended June 30, 2022, the Company redeemed 40 thousand FPUs at an aggregate redemption price of $0.1 million for a weighted-average price of $2.94 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 4.7 million shares of BGC Class A common stock during the three months ended June 30, 2022, nor the limited partnership interests exchanged for 0.7 million shares of BGC Class A common stock during the three months ended June 30, 2022.
2.During the six months ended June 30, 2022, the Company redeemed 1.0 million LPUs at an aggregate redemption price of $3.8 million for a weighted-average price of $3.85 per unit. During the six months ended June 30, 2022, the Company redeemed 0.1 million FPUs at an aggregate redemption price of $0.2 million for a weighted-average of $3.33 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 7.9 million shares of BGC Class A common stock during the six months ended June 30, 2022, nor the limited partnership interests exchanged for 4.5 million shares of BGC Class A common stock during the six months ended June 30, 2022.
3During the three months ended June 30, 2022, the Company repurchased 8.7 million shares of BGC Class A common stock at an aggregate price of $29.4 million for a weighted-average price of $3.36 per share.
4During the six months ended June 30, 2022, the Company repurchased 8.7 million shares of BGC Class A common stock at an aggregate price of $29.4 million for a weighted-average price of $3.36 per share.
The gross unit redemptions and share repurchases of BGC Class A common stock during the three and six months ended June 30, 2021 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted-Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Program
Redemptions[1,2]
January 1, 2021—March 31, 2021	20	$4.40
April 1, 2021—June 30, 2021	4,715	$5.82
Total Redemptions	4,735	$5.82
Repurchases[3,4]
January 1, 2021—March 31, 2021	965	$4.56
April 2, 2021 - April 30, 2021	2	$5.29
May 1, 2021 - May 31, 2021	1,018	$5.59
June 1, 2021 - June 30, 2021	15,522	$6.29
Total Repurchases	17,507	$6.16
Total Redemptions and Repurchases	22,242	$6.08	$114,584
____________________________
1During the three months ended June 30, 2021, the Company redeemed 4.7 million LPUs at an aggregate redemption price of $27.3 million for a weighted-average price of $5.84 per unit. During the three months ended June 30, 2021, the Company redeemed 44 thousand FPUs at an aggregate redemption price of $0.2 million for an average price of $4.06 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 13.8 million shares of BGC Class A common stock during the three months ended June 30, 2021, nor the limited partnership interests exchanged for 16.8 million shares of BGC Class A common stock during the three months ended June 30, 2021.
2During the six months ended June 30, 2021, the Company redeemed 4.7 million LPUs at an aggregate redemption price of $27.3 million for a weighted-average price of $5.83 per unit. During the six months ended June 30, 2021, the Company redeemed 0.1 million FPUs at an aggregate redemption price of $0.2 million for a weighted-average price of $4.11 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 15.4 million shares of BGC Class A common stock during the six months ended June 30, 2021, nor the limited partnership interests exchanged for 25.9 million shares of BGC Class A common stock during the six months ended June 30, 2021.
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
The weighted-average share counts, including securities that were anti-dilutive for our earnings per share calculations, for the six months ended June 30, 2022 were as follows (in thousands):

Three Months Ended June 30, 2022
Common stock outstanding[1]	375,613
Partnership units[2]	129,163
RSUs (Treasury stock method)	1,188
Other	1,041
Total[3]	507,005
______________________________
1Common stock consisted of shares of BGC Class A common stock, shares of BGC Class B common stock and contingent shares of our Class A common stock for which all necessary conditions have been satisfied except for the passage of time. For the quarter ended June 30, 2022, the weighted-average number of shares of BGC Class A common stock was 328.4 million and shares of BGC Class B common stock was 45.9 million.
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
3For the three months ended June 30, 2022, 1.8 million potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Also as of June 30, 2022, 41.9 million shares of contingent BGC Class A common stock, N units, RSUs, and LPUs were excluded from fully diluted EPS computations because the conditions for issuance had not been met by the end of the period. The contingent BGC Class A common stock is recorded as a liability and included in “Accounts payable, accrued and other liabilities” in our unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2022.
The fully diluted period-end spot share count was as follows (in thousands):

As of June 30, 2022
Common stock outstanding	369,972
Partnership units	127,266
RSUs (Treasury stock method)	1,154
Other	2,316
Total	500,708
On June 5, 2015, we entered into the Exchange Agreement with Cantor providing Cantor, CFGM and other Cantor affiliates entitled to hold BGC Class B common stock the right to exchange from time to time, on a one-to-one basis, subject to adjustment, up to an aggregate of 34.6 million shares of BGC Class A common stock now owned or subsequently acquired by such Cantor entities for up to an aggregate of 34.6 million shares of BGC Class B common stock. Such shares of BGC Class B common stock, which currently can be acquired upon the exchange of Cantor units owned in BGC Holdings, are already included in our fully diluted share count and will not increase Cantor’s current maximum potential voting power in the common equity. The Exchange Agreement enabled the Cantor entities to acquire the same number of shares of BGC Class B common stock that they were already entitled to acquire without having to exchange its Cantor units in BGC Holdings. The Audit Committee and Board have determined that it was in the best interests of us and our stockholders to approve the Exchange Agreement because it will help ensure that Cantor retains its Cantor units in BGC Holdings, which is the same partnership in which our partner employees participate, thus continuing to align the interests of Cantor with those of the partner employees. On November 23, 2018, in the Class B Issuance, BGC issued 10.3 million shares of BGC Class B common stock to Cantor and 0.7 million shares of BGC Class B common stock to CFGM, an affiliate of Cantor, in each case in exchange for shares of BGC Class A common stock from Cantor and CFGM, respectively, on a one-to-one basis pursuant to the Exchange Agreement. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC by Cantor or CFGM for the Class B Issuance. Following this exchange, Cantor and its affiliates only have the right to exchange under the Exchange Agreement up to an aggregate of 23.6 million shares of BGC Class A common stock, now owned or subsequently acquired, or its Cantor units in BGC Holdings, into shares of BGC Class B common stock. As of June 30, 2022, Cantor and CFGM do not own any shares of BGC Class A common stock.
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
Registration Statements
We previously had in place the March 2018 Form S-3 with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock from time to time on a delayed or continuous basis. On March 9, 2018, we entered into the March 2018 Sales Agreement, pursuant to which we could offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock under the CEO Program. CF&Co is a wholly owned subsidiary of Cantor and an affiliate of us. Under this Sales Agreement, we agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. The March 2018 Form S-3 and the March 2018 Sales Agreement expired in September 2021. As of the date of expiration, we had sold 17.6 million shares of BGC Class A common stock (or $210.8 million) under the March 2018 Sales Agreement, and $89.2 million of stock remained unsold by us under the March 2018 Sales Agreement. For additional information on our CEO Program sales agreements, see Note 14—“Related Party Transactions” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. On March 8, 2021, we filed a the March 2021 Form S-3 with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock from time to time on a delayed or continuous basis. On July 8, 2022, we filed an amendment to the March 2021 Form S-3. On August 3, 2022, the March 2021 Form S-3 was declared effective by the SEC.
We intend to use the net proceeds of any shares of BGC Class A common stock sold for general corporate purposes for potential acquisitions, redemptions of LPUs and FPUs in BGC Holdings and repurchases of shares of BGC Class A common stock from partners, executive officers and other employees of ours or our subsidiaries and of Cantor and its affiliates. Certain of such partners will be expected to use the proceeds from such sales to repay outstanding loans issued by, or credit enhanced by, Cantor, or BGC Holdings. In addition to general corporate purposes, these sales along with our share repurchase authorization are designed as a planning device in order to facilitate the redemption process. Going forward, we may redeem units and reduce our fully diluted share count under our repurchase authorization or later sell shares of BGC Class A common stock under the March 2021 Form S-3.
Further, we have an effective registration statement on Form S-4 filed on September 3, 2010, with respect to the offer and sale of up to 20 million shares of BGC Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of June 30, 2022, we have issued an aggregate of 17.2 million shares of BGC Class A common stock under this Form S-4 registration statement. Additionally, on September 13, 2019, we filed a registration statement on Form S-4, with respect to the offer and sale of up to 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of June 30, 2022, we have not issued any shares of BGC Class A common stock under this Form S-4 registration statement. We also have an effective shelf registration statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of BGC Class A common stock under the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan. As of June 30, 2022, we have issued 0.8 million shares of BGC Class A common stock under the Dividend Reinvestment and Stock Purchase Plan.
The Compensation Committee may grant stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other equity-based awards, including to provide exchange rights for shares of BGC Class A common stock upon exchange of LPUs. On November 22, 2021, at our Annual Meeting of Stockholders, our stockholders approved our Equity Plan to increase from 400 million to 500 million the aggregate number of shares of BGC Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan, subject to adjustment, and to remove the annual per-participant limit of 15 million awards that may be granted under the Plan. As of June 30, 2022, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 138.7 million shares of BGC Class A common stock.
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
As of June 30, 2022, the Company has issued 1.0 million shares of BGC Class A common stock, 0.2 million of RSUs and paid $34.7 million in cash related to such contingent payments.
As of June 30, 2022, 1.3 million shares of BGC Class A common stock, 0.1 million RSUs and $16.4 million in cash remain to be issued if the targets are met, net of forfeitures and other adjustments.
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
In response to motions to dismiss filed by all defendants in December 2018, Plaintiffs filed a motion for leave to amend the operative complaint in February 2019, requesting that the Court allow them to supplement their allegations, which the Court granted. The amended complaint alleges the same purported breaches of fiduciary duty as the operative complaint, raises no new claims, and seeks identical relief, but includes additional allegations, including alleged reasons for plaintiffs’ failure to make a demand on the Board, which was the basis of defendants’ motion to dismiss. On March 19, 2019, all defendants filed motions to dismiss the amended complaints, again on demand grounds. On September 30, 2019, the Court denied defendants’ motions to dismiss, permitting the case to move forward into discovery. In its ruling, the Court determined that the amended complaint sufficiently pled that plaintiffs were not required to make demand on the Board in order to file a derivative suit, but did not make findings of fact with respect to the underlying merits of plaintiffs’ allegations concerning the Transaction. On February 11, 2021, following the close of discovery, the Company and the independent directors of the Board filed motions for summary judgment seeking dismissal of the case based on the discovery record, which plaintiffs opposed. Argument was held on defendants’ summary judgment motions on June 22, 2021. On September 20, 2021, the Court partially granted the summary judgment motions, dismissing directors Stephen Curwood and Linda Bell and permitting the trial to move forward against the remaining defendants. A trial was held before Vice Chancellor Lori Will on October 11, 2021, which concluded on October 15, 2021. Following the close of the hearing, the parties submitted post-trial briefing and presented oral argument on March 2, 2022. On April 14, 2022, the Court requested limited additional briefing, which the parties submitted on May 13, 2022. The Court is expected to rule on all pending matters in or around the third quarter of 2022.

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
On May 17, 2022, Cantor purchased from BGC Holdings an aggregate 427,494 Cantor units for aggregate consideration of $841,010 as a result of the redemption of 427,494 FPUs, and 52,681 Cantor units for aggregate consideration of $105,867 as a result of the exchange of 52,681 FPUs. Each Cantor unit in BGC Holdings held by Cantor is exchangeable by Cantor at any time on a one-for-one basis (subject to adjustment) for shares of BGC Class A common stock.
As of June 30, 2022, there were 0.1 million FPUs in BGC Holdings remaining, which BGC Holdings had the right to redeem or exchange and with respect to which Cantor will have the right to purchase an equivalent number of Cantor units following such redemption or exchange.
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
GUARANTEE AGREEMENT FROM MINT BROKERS
Under rules adopted by the CFTC, all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the NFA and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. Our European-based brokers engage from time to time in interest rate swap transactions with U.S.-based counterparties, and therefore we are subject to the CFTC requirements. Mint Brokers has entered into guarantees on our behalf (and on behalf of GFI), and we are required to indemnify Mint Brokers for the amounts, if any, paid by Mint Brokers on our behalf pursuant to this arrangement. Effective April 1, 2020, these guarantees were transferred to Mint Brokers from CF&Co. During both the three months ended June 30, 2022 and 2021, the Company recorded fees of $31 thousand, respectively, related to these guarantees. During both the six months ended June 30, 2022 and 2021, the Company recorded expenses of $63 thousand with respect to these guarantees.
BGC SUBLEASE FROM NEWMARK
In May 2020, BGC U.S. OpCo entered into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark, which sublease was approved by the Audit Committee. The deal is a one-year sublease of approximately 21,000 rentable square feet in New York City. Under the terms of the sublease, BGC U.S. OpCo paid a fixed rent amount of $1.1 million in addition to all operating and tax expenses attributable to the lease. In May 2021, the sublease was amended to provide for a rate of $15 thousand per month based on the size of utilized space, with terms extending on a month-to-month basis, and expiring on December 31, 2021. In connection with the sublease, BGC U.S. OpCo paid $0.1 million and $0.4 million, for the three and six months ended 2021, respectively.
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
As of June 30, 2022, the Company had $50.0 million remaining from its debt repurchase authorization.
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
MARKET SUMMARY
The following table provides certain volume and transaction count information for the quarterly periods indicated:

	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Notional Volume (in billions)
Total Fully Electronic volume	$11,335	$13,488	$10,941	$10,087	$10,105
Total Hybrid volume¹	63,558	59,920	61,846	62,859	62,345
Total Fully Electronic and Hybrid volume	$74,893	$73,408	$72,787	$72,946	$72,450
Transaction Count (in thousands, except for days)
Total Fully Electronic transactions	3,876	4,473	3,817	3,367	3,217
Total Hybrid transactions	1,499	1,419	1,205	1,070	1,113
Total Fully Electronic and Hybrid transactions	5,375	5,892	5,022	4,437	4,330
Trading days	62	62	64	64	63
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
Fully Electronic volume, including new products, was $11.3 trillion for the three months ended June 30, 2022, compared to $10.1 trillion for the three months ended June 30, 2021. Our Hybrid volume for the three months ended June 30, 2022 was $63.6 trillion, compared to $62.3 trillion for the three months ended June 30, 2021.
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
Certain LPUs are granted exchangeability into shares of BGC or Newmark Class A common stock or are redeemed in connection with the grant of BGC or Newmark Class A common stock issued; BGC Class A common stock is issued on a one-for-one basis, and Newmark Class A common stock is issued based on the number of LPUs exchanged or redeemed multiplied by the then Exchange Ratio. At the time exchangeability is granted or shares of BGC or Newmark Class A common stock are issued, we recognize an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our unaudited Condensed Consolidated Statements of Operations. During the three months ended June 30, 2022 and 2021, we incurred equity-based compensation expense of $20.5 million and $31.2 million, respectively. During the six months ended June 30, 2022 and 2021, we incurred equity-based compensation expense of $50.6 million and $39.1 million, respectively.
Certain LPUs have a stated vesting schedule and do not receive quarterly allocations of net income. Compensation expense related to these LPUs is recognized over the stated service period, and these units generally vest between two and five years. During the three months ended June 30, 2022 and 2021, we incurred equity-based compensation expense related to these LPUs of $15.6 million and $16.7 million, respectively. During the six months ended June 30, 2022 and 2021, we incurred equity-based compensation expense related to LPUs of $34.6 million and $33.8 million, respectively. This expense is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our unaudited Condensed Consolidated Statements of Operations.
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
As of June 30, 2022 and December 31, 2021, the aggregate balance of employee loans, net of reserve, was $304.1 million and $287.0 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our unaudited Condensed Consolidated Statements of Financial Condition. Compensation expense (benefit) for the above-mentioned employee loans for the three months ended June 30, 2022 and 2021 was $14.5 million and $19.1 million, respectively. Compensation expense (benefit) for the above-mentioned employee loans for the six months ended June 30, 2022 and 2021 was $24.4 million and $34.7 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our unaudited Condensed Consolidated Statements of Operations.
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
CECL
We present financial assets that are measured at amortized cost net of an allowance for credit losses, which represents the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets carried at amortized cost, as well as changes to expected lifetime credit losses during the period, are recognized in earnings. In accordance with the U.S. GAAP guidance, Financial Instruments — Credit Losses, the CECL methodology’s impact on expected credit losses, among other things, reflects the Company’s view of the current state of the economy, forecasted macroeconomic conditions and BGC’s portfolios. The amount of the allowance is based on significant estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change.
Income Taxes
We account for income taxes using the asset and liability method as prescribed in the U.S. GAAP guidance, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to basis differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Certain of our entities are taxed as U.S. partnerships and are subject to UBT in the City of New York. Therefore, the tax liability or benefit related to the partnership income or loss except for UBT rests with the partners (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of partnership interests), rather than the partnership entity. As such, the partners’ tax liability or benefit is not reflected in our unaudited Condensed Consolidated Financial Statements. The tax-related assets, liabilities, provisions or benefits included in our unaudited Condensed Consolidated Financial Statements also reflect the results of the entities that are taxed as corporations, either in the U.S. or in foreign jurisdictions.
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
The Tax Act includes the global intangible low-taxed income, GILTI, provision. This provision requires inclusion in the Company’s U.S. income tax return the earnings of certain foreign subsidiaries. The Company has elected to treat taxes associated with the GILTI provision using the Period Cost Method and thus has not recorded deferred taxes for basis differences under this regime.
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
Non-GAAP Financial Measures
We use non-GAAP financial measures that differ from the most directly comparable measures calculated and presented in accordance with U.S. GAAP. Non-GAAP financial measures used by the Company include “Adjusted Earnings before noncontrolling interests and taxes”, which is used interchangeably with “pre-tax Adjusted Earnings”; “Post-tax Adjusted Earnings to fully diluted shareholders”, which is used interchangeably with “post-tax Adjusted Earnings”; “Adjusted EBITDA”, "Liquidity", and "Constant Currency". The definitions of these terms are below.
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
Compensation charges are also adjusted for certain other cash and non-cash items.
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
Calculations of Pre- and Post-Tax Adjusted Earnings per Share

BGC’s pre- and post-tax Adjusted Earnings per share calculations assume either that:
•The fully diluted share count includes the shares related to any dilutive instruments, but excludes the associated expense, net of tax, when the impact would be dilutive; or
•The fully diluted share count excludes the shares related to these instruments, but includes the associated expense, net of tax, when the impact would be anti-dilutive.
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
Constant Currency Defined
BGC generates a significant amount of its revenues in non-U.S. dollar denominated currencies, particularly in the euro and pound sterling. In order to present a better comparison of the Company's revenues during the period, which exhibited highly volatile foreign exchange movements, BGC provides revenues year-over-year comparisons on a "Constant Currency" basis. BGC uses a Constant Currency financial metric to provide a better comparison of the Company's underlying operating performance by eliminating the impacts of foreign currency fluctuations between comparative periods. Since BGC's consolidated financial statements are presented in U.S. dollars, fluctuations in non-U.S. dollar denominated currencies have an impact on the Company's GAAP results. The Company's Constant Currency metric, which is a non-GAAP financial measure, assumes the foreign exchange rates used to determine the Company's comparative prior period revenues, apply to the current period revenues. Constant Currency revenue percentage change is calculated by determining the change in current quarter non-GAAP constant currency revenues over prior period revenues. Non-GAAP constant currency revenues are total revenues excluding the effect of foreign exchange rate movements and are calculated by remeasuring and/or translating current quarter revenues using prior period exchange rates. BGC presents certain non-GAAP Constant Currency percentage changes in constant currency revenues as a supplementary measure because it facilitates the comparison of the Company's core operating results. This information should be considered in addition to, and not as a substitute for, results reported in accordance with GAAP.
OUR ORGANIZATIONAL STRUCTURE
Stock Ownership
As of June 30, 2022, there were 324.1 million shares of BGC Class A common stock outstanding. On June 21, 2017, Cantor pledged 10.0 million shares of BGC Class A common stock in connection with a partner loan program. On November 23, 2018, those shares of BGC Class A common stock were converted into 10.0 million shares of BGC Class B common stock and remain pledged in connection with the partner loan program. On November 23, 2018, BGC Partners issued 10.3 million shares of BGC Class B common stock to Cantor and 0.7 million shares of BGC Class B common stock to CFGM, an affiliate of

Cantor, in each case in exchange for shares of BGC Class A common stock from Cantor and CFGM, respectively, on a one-to-one basis pursuant to Cantor’s and CFGM’s right to exchange such shares under the letter agreement, dated as of June 5, 2015, by and between BGC Partners and Cantor. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Partners by Cantor or CFGM for the Class B Issuance. The Class B Issuance was exempt from registration pursuant to Section 3(a)(9) of the Securities Act. As of June 30, 2022, Cantor and CFGM did not own any shares of BGC Class A common stock. Each share of BGC Class A common stock is entitled to one vote on matters submitted to a vote of our stockholders.
In addition, as of June 30, 2022, Cantor and CFGM held 45.9 million shares of BGC Class B common stock (which represents all of the outstanding shares of BGC Class B common stock), representing approximately 58.6% of our voting power on such date. Each share of BGC Class B common stock is generally entitled to the same rights as a share of BGC Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to ten votes. The BGC Class B common stock generally votes together with the BGC Class A common stock on all matters submitted to a vote of our stockholders.
Through June 30, 2022, Cantor has distributed to its current and former partners an aggregate of 20.9 million shares of BGC Class A common stock, consisting of (i) 19.4 million April 2008 distribution rights shares, and (ii) 1.5 million February 2012 distribution rights shares. As of June 30, 2022, Cantor is still obligated to distribute to its current and former partners an aggregate of 15.8 million shares of BGC Class A common stock, consisting of 14.0 million April 2008 distribution rights shares and 1.8 million February 2012 distribution rights shares.
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
As of June 30, 2022, we held directly and indirectly, through wholly-owned subsidiaries, 370.0 million BGC U.S. OpCo limited partnership units and 370.0 million BGC Global OpCo limited partnership units, representing approximately 76.7% of the outstanding limited partnership units in both BGC U.S. OpCo and BGC Global OpCo. As of that date, BGC Holdings held 112.2 million BGC U.S. OpCo limited partnership units and 112.2 million BGC Global OpCo limited partnership units, representing approximately 23.3% of the outstanding limited partnership units in both BGC U.S. OpCo and BGC Global OpCo.
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
As of June 30, 2022, excluding Preferred Units and NPSUs described below, outstanding BGC Holdings partnership interests included 62.4 million LPUs, 7.6 million FPUs and 57.3 million Cantor units.
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
As of June 30, 2022, there were 0.1 million FPUs remaining which BGC Holdings had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units following such redemption or exchange. On October 28, 2021, Cantor purchased from BGC Holdings an aggregate of 460,929 Cantor units for an aggregate consideration of $715,605 as a result of the redemption of 460,929 FPUs, and 1,179,942 Cantor units for aggregate consideration of $2,033,838 as a result of the exchange of 1,179,942 FPUs. On March 31, 2021, Cantor purchased from BGC Holdings an aggregate of 1,149,684 Cantor units for aggregate consideration of $2,104,433 as a result of the redemption of 1,149,684 FPUs, and 1,618,376 Cantor units for aggregate consideration of $3,040,411 as a result of the exchange of 1,618,376 FPUs. Each Cantor unit in BGC Holdings held by Cantor is exchangeable by Cantor at any time on a one-for-one basis (subject to adjustment) for shares of BGC Class A common stock. On May 17, 2022, Cantor purchased from BGC Holdings an aggregate 427,494 Cantor units for aggregate consideration of $841,010 as a result of the redemption of 427,494 FPUs, and 52,681 Cantor units for aggregate consideration of $105,867 as a result of the exchange of 52,681 FPUs. Each Cantor unit in BGC Holdings held by Cantor is exchangeable by Cantor at any time on a one-for-one basis (subject to adjustment) for shares of BGC Class A common stock.
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
Such Preferred Units may not be made exchangeable into BGC Class A common stock and accordingly will not be included in the fully diluted share count. Each quarter, the net profits of BGC Holdings are allocated to such Units at a rate of either 0.6875% (which is 2.75% per calendar year) of the allocation amount assigned to them based on their award price, or such other amount as set forth in the award documentation, before calculation and distribution of the quarterly Partnership distribution for the remaining Partnership units. The Preferred Units will not be entitled to participate in Partnership distributions other than with respect to the Preferred Distribution. As of June 30, 2022, there were 20.2 million such units granted and outstanding in BGC Holdings.
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
Under the Exchange Agreement, Cantor and CFGM have the right to exchange shares of BGC Class A common stock owned by them for the same number of shares of BGC Class B common stock. As of June 30, 2022, Cantor and CFGM do not own any shares of BGC Class A common stock. Cantor and CFGM would also have the right to exchange any shares of BGC Class A common stock subsequently acquired by either of them for shares of BGC Class B common stock, up to 23.6 million shares of BGC Class B common stock.
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
The following diagram illustrates our organizational structure as of June 30, 2022. The diagram does not reflect the various subsidiaries of BGC, BGC U.S. OpCo, BGC Global OpCo, or Cantor, or the noncontrolling interests in our consolidated subsidiaries other than Cantor’s units in BGC Holdings.*

STRUCTURE OF BGC PARTNERS, INC. AS OF JUNE 30, 2022

CF Group Management Inc.
Cantor Limited Partners
Cantor
Public Stockholders
• Limited Partnership Units (51.0% of economics of BGC Holdings)
• 11.9% indirect economic interest in BGC U.S. and BGC Global
• BGC Class B common stock (12.4% of economics and 58.6% of voting power of BGC Partners, Inc.)
• 9.5% indirect economic interest in BGC U.S. and BGC Global
• BGC Class A common stock (87.6% of economics and 41.4% of voting power of BGC Partners, Inc.)
• 67.2% indirect economic interest in BGC U.S. and BGC Global
BGC Partners, Inc.
• Limited Partnership Units (76.7% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Units (76.7% of economics of BGC Global)
Limited Partnership Units and Founding/Working Partner Units
• Limited Partnership Units (49.0% of economics of BGC Holdings)
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
BGC Global

* Shares of BGC Class B common stock are convertible into shares of BGC Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor and CFGM converted all of their BGC Class B common stock into BGC Class A common stock, Cantor would hold 12.2% of the voting power, CFGM would hold 0.2% of the voting power, and the public stockholders would hold 87.6% of the voting power (and Cantor and CFGM’s indirect economic interests in BGC U.S. and BGC Global would remain unchanged). The diagram does not reflect certain BGC Class A common stock and BGC Holdings partnership units as follows: (a) any shares of BGC Class A common stock that may become issuable upon the conversion or exchange of any convertible or exchangeable debt securities that may in the future be sold under our shelf Registration Statement on Form S-3 (Registration No. 333-180331); (b) 20.2 million Preferred Units granted and outstanding to BGC Holdings partners (see “BGC Partners, Inc. Partnership Structure” herein); and (c) 63.0 million N Units granted and outstanding to BGC Holdings partners.
The diagram reflects BGC Class A common stock and BGC Holdings partnership unit activity from January 1, 2022 through June 30, 2022 as follows: (a) 8.8 million LPUs for vested N Units; (b) 8.7 million shares of BGC Class A common stock repurchased; (c) an aggregate of 2.6 million LPUs granted by BGC Holdings; (d) 2.6 million shares of BGC Class A common stock issued for vested restricted stock units; (e) 2.0 million shares of BGC Class A common stock issued for vested N Units; (f) 1.2 million shares of Class A common stock issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-169232), but not the 2.8 million of such shares remaining available for issuance by us under such Registration Statement or the 20.0 million shares of BGC Class A common stock available for issuance under our 2019 Form S-4 Registration Statement (Registration No. 333-233761); (g) 1.1 million BGC Holdings LPUs and FPUs redeemed by us for cash; (h) 0.3 million FPUs related to prior period adjustments; (i) 0.2 million LPUs forfeited; (j) (0.1) million LPUs related to prior period adjustments; and (k) 12 thousand shares issued by us under our Dividend Reinvestment and Stock Purchase Plan shelf Registration Statement on Form S-3 (Registration No. 333-173109), but not the 9.2 million of such shares remaining available for issuance by us under shelf Registration Statement on Form S-3 (Registration No. 333-196999).
Corporate Conversion
The Joint Committee of BGC Partners' independent Directors of the Board, which was constituted to consider the conversion to a corporate structure, has agreed to pursue and move forward with a conversion of the Company's corporate structure from an Umbrella Partnership/C-Corporation ("Up-C") to a "Full C-Corporation." This conversion is intended to be effective January 1, 2023, subject to customary closing conditions in the agreement and regulatory approvals. The Company's conversion to a simpler, more transparent corporate structure aims to improve operational efficiencies and provide investors with an easier to understand organizational structure. BGC is assessing the effect of the conversion on the Company's estimated tax rate, synergies and other impacts.
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
We also have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $0.3 million as of June 30, 2022. Investments in marketable securities carry a degree of risk, as there can be no assurance that the marketable securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of marketable securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in marketable securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in marketable securities. See Note 10—“Marketable Securities” and Note 12—“Derivatives” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these investments and related hedging activities.
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
The majority of the Company’s foreign currency exposure is related to the U.S. dollar versus the pound sterling and the euro. For the financial assets and liabilities denominated in the pound sterling and euro, including foreign currency hedge positions related to these currencies, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar, holding all other assumptions constant. The analysis identified the stress-tested scenario as the U.S. dollar weakening against both the euro and against the pound sterling. If as of June 30, 2022, the U.S. dollar had weakened against both the euro and the pound sterling by 10%, the currency movements would have had an aggregate negative impact on our net income of approximately $6.0 million.
Interest Rate Risk
BGC Partners had $1,051.0 million in fixed-rate debt outstanding as of June 30, 2022. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. In addition, as of June 30, 2022, BGC Partners had no borrowings outstanding under its Revolving Credit Agreement. The Revolving Credit Agreement interest rate on borrowings was previously based on LIBOR or a defined base rate plus additional margin. On March 10, 2022, the Revolving Credit Agreement was amended, restated and increased, and the corresponding interest rate on any borrowings under its Revolving Credit Agreement is based on SOFR or a defined base rate plus additional margin.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman of the Board and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman of the Board and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of June 30, 2022. Based on that evaluation, the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended June 30, 2022 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended June 30, 2022 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Partners, Inc.

/ S / HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

/ S / JASON HAUF
Name:	Jason Hauf
Title:	Chief Financial Officer
Date: August 8, 2022
[Signature page to the Quarterly Report on Form 10-Q for the period ended June 30, 2022 dated August 8, 2022].