Form 10-Q
period 2022-09-30
BGC Partners, Inc.
filed 2022-11-08
CIK 1094831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On November 3, 2022, the registrant had 324,891,355 shares of Class A common stock, $0.01 par value, and 45,884,380 shares of Class B common stock, $0.01 par value, outstanding.

BGC PARTNERS, INC.

GLOSSARY OF TERMS, ABBREVIATIONS AND ACRONYMS
The following terms, abbreviations and acronyms are used to identify frequently used terms and phrases that may be used in this report:

TERM	DEFINITION

3.750% Senior Notes	The Company’s $300.0 million principal amount of 3.750% senior notes maturing on October 1, 2024 and issued on September 27, 2019

4.375% Senior Notes	The Company’s $300.0 million principal amount of 4.375% senior notes maturing on December 15, 2025 and issued on July 10, 2020

5.125% Senior Notes	The Company’s original $300.0 million principal amount of 5.125% senior notes, which matured on May 27, 2021 and were issued on May 27, 2016, of which $44.0 million was redeemed through a cash tender offer by the Company on August 14, 2020

5.375% Senior Notes	The Company’s $450.0 million principal amount of 5.375% senior notes maturing on July 24, 2023 and issued on July 24, 2018

Adjusted Earnings	A non-GAAP financial measure used by the Company to evaluate financial performance, which primarily excludes (i) certain non-cash items and other expenses that generally do not involve the receipt or outlay of cash and do not dilute existing stockholders, and (ii) certain gains and charges that management believes do not best reflect the ordinary results of BGC

ADV	Average daily volume

Algomi	Algomi Limited, a wholly owned subsidiary of the Company, acquired on March 6, 2020

API	Application Programming Interface

April 2008 distribution rights shares	Cantor’s deferred stock distribution rights provided to current and former Cantor partners on April 1, 2008

Aqua	Aqua Securities L.P., an alternative electronic trading platform, which offers new pools of block liquidity to the global equities markets and is a 49%-owned equity method investment of the Company and 51% owned by Cantor

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

Audit Committee	Audit Committee of the Board

August 2022 Sales Agreement	CEO Program sales agreement, by and between the Company and CF&Co, dated August 12, 2022, pursuant to which the Company can offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock

Besso	Besso Insurance Group Limited, formerly a wholly owned subsidiary of the Company, acquired on February 28, 2017. Sold to The Ardonagh Group on November 1, 2021 as part of the Insurance Business Disposition

BGC	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

BGC or our Class A common stock	BGC Partners Class A common stock, par value $0.01 per share

BGC or our Class B common stock	BGC Partners Class B common stock, par value $0.01 per share

BGC Credit Agreement	Agreement between the Company and Cantor, dated March 19, 2018, that provides for each party or its subsidiaries to borrow up to $250.0 million, as amended on August 6, 2018 to increase the facility to $400.0 million

BGC Financial or BGCF	BGC Financial, L.P.

TERM	DEFINITION

BGC Global OpCo	BGC Global Holdings, L.P., an operating partnership, which is owned jointly by BGC and BGC Holdings and holds the non-U.S. businesses of BGC

BGC Group	BGC, BGC Holdings, and BGC U.S. OpCo, and their respective subsidiaries (other than, prior to the Spin-Off, the Newmark Group), collectively

BGC Holdings	BGC Holdings, L.P., an entity owned by Cantor, Founding Partners, BGC employee partners and, after the Separation, Newmark employee partners

BGC Holdings Distribution	Pro-rata distribution, pursuant to the Separation and Distribution Agreement, by BGC Holdings to its partners of all of the exchangeable limited partnership interests of Newmark Holdings owned by BGC Holdings immediately prior to the distribution, completed on the Distribution Date

BGC OpCos	BGC U.S. OpCo and BGC Global OpCo, collectively

BGC Partners	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

BGC U.S. OpCo	BGC Partners, L.P., an operating partnership, which is owned jointly by BGC and BGC Holdings and holds the U.S. businesses of BGC

Board	Board of Directors of the Company

Brexit	Exit of the U.K. from the EU

Cantor	Cantor Fitzgerald, L.P. and, where applicable, its subsidiaries

Cantor group	Cantor and its subsidiaries other than BGC Partners; including Newmark

Cantor units	Limited partnership interests of BGC Holdings or Newmark Holdings held by the Cantor group, which units are exchangeable into shares of BGC Class A common stock or BGC Class B common stock, or Newmark Class A common stock or Newmark Class B common stock, as applicable

CCRE	Cantor Commercial Real Estate Company, L.P.

CECL	Current Expected Credit Losses

CEO Program	Controlled equity offering program

CF&Co	Cantor Fitzgerald & Co., a wholly owned broker-dealer subsidiary of Cantor

CFGM	CF Group Management, Inc., the general partner of Cantor

CFS	Cantor Fitzgerald Securities, a wholly owned broker-dealer subsidiary of Cantor

CFTC	Commodity Futures Trading Commission

Charity Day	BGC's annual event held on September 11th where employees of the Company raise proceeds for charity

Class B Issuance	Issuance by BGC of 10,323,366 and 712,907 shares of BGC Class B common stock to Cantor and CFGM, respectively, in exchange for an aggregate of 11,036,273 shares of BGC Class A common stock under the Exchange Agreement, completed on November 23, 2018

CLOB	Central Limit Order Book

CME	CME Group Inc., the company that acquired NEX in November 2018

Company	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

Company Debt Securities	The 5.125% Senior Notes, 5.375% Senior Notes, 3.750% Senior Notes, 4.375% Senior Notes and any future debt securities issued by the Company

TERM	DEFINITION

Compensation Committee	Compensation Committee of the Board

Contribution Ratio	Equal to a BGC Holdings limited partnership interest multiplied by one, divided by 2.2 (or 0.4545)

Corant	Corant Global Limited, BGC's former Insurance brokerage business

Corporate Conversion	The Company's decision to convert its Umbrella Partnership/C-Corporation (Up-C) into a "Full-C-Corporation"

COVID-19	Coronavirus Disease 2019

CRD	Capital Requirements Directive

Credit Facility	A $150.0 million credit facility between the Company and an affiliate of Cantor entered into on April 21, 2017, which was terminated on March 19, 2018

DCM	Designated Contract Market

DCO	Derivatives Clearing Organization

Distribution Date	November 30, 2018, the date that BGC and BGC Holdings completed the Spin-Off and the BGC Holdings Distribution, respectively

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

ECB	European Central Bank

Ed Broking	Ed Broking Group Limited, formerly a wholly owned subsidiary of the Company, acquired on January 31, 2019 and sold to The Ardonagh Group on November 1, 2021 as part of the Insurance Business Disposition

EMIR	European Market Infrastructure Regulation

EPS	Earnings Per Share

Equity Plan	Eighth Amended and Restated Long Term Incentive Plan, approved by the Company’s stockholders at the annual meeting of stockholders on November 22, 2021

ESG	Environmental, social and governance, including sustainability or similar items

eSpeed	Various assets comprising the Fully Electronic portion of the Company’s former benchmark on-the-run U.S. Treasury brokerage, market data and co-location service businesses, sold to Nasdaq on June 28, 2013

EU	European Union

Exchange Act	Securities Exchange Act of 1934, as amended

Exchange Agreement	A letter agreement by and between BGC Partners and Cantor and CFGM, dated June 5, 2015, that grants Cantor and CFGM the right to exchange shares of BGC Class A common stock into shares of BGC Class B common stock on a one-to-one basis up to the limits described therein

Exchange Ratio	Ratio by which a Newmark Holdings limited partnership interest can be exchanged for shares of Newmark Class A or Class B common stock

FASB	Financial Accounting Standards Board

FCA	Financial Conduct Authority of the U.K.

FCM	Futures Commission Merchant

TERM	DEFINITION

February 2012 distribution rights shares	Cantor’s deferred stock distribution rights provided to current and former Cantor partners on February 14, 2012

Fenics	BGC’s group of electronic brands, offering a number of market infrastructure and connectivity services, Fully Electronic marketplaces, and the Fully Electronic brokerage of certain products that also may trade via Voice and Hybrid execution, including market data and related information services, Fully Electronic brokerage, connectivity software, compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions; includes Fenics Growth Platforms and Fenics Markets

Fenics Growth Platforms	Consists of Fenics UST, Fenics GO, Lucera, Fenics FX and other newer standalone platforms

Fenics Integrated	Represents Fenics businesses that utilize sufficient levels of technology such that significant amounts of their transactions can be, or are, executed without broker intervention and have expected pre-tax margins of at least 25%

Fenics Markets	Consists of the Fully Electronic portions of BGC’s brokerage businesses, data, software and post-trade revenues that are unrelated to Fenics Growth Platforms, as well as Fenics Integrated revenues

FINRA	Financial Industry Regulatory Authority

FMX	BGC's combined U.S. Treasury and Futures electronic marketplace

Founding Partners	Individuals who became limited partners of BGC Holdings in the mandatory redemption of interests in Cantor in connection with the 2008 separation and merger of Cantor’s BGC division with eSpeed, Inc. (provided that members of the Cantor group and Howard W. Lutnick (including any entity directly or indirectly controlled by Mr. Lutnick or any trust with respect to which he is a grantor, trustee or beneficiary) are not founding partners) and became limited partners of Newmark Holdings in the Separation

Founding/Working Partners	Holders of FPUs

FPUs	Founding/Working Partners units in BGC Holdings or Newmark Holdings that are generally redeemed upon termination of employment

Freedom	Freedom International Brokerage Company, a 45%-owned equity method investment of the Company

Fully Electronic	Broking transactions intermediated on a solely electronic basis rather than by Voice or Hybrid broking

Futures Exchange Group	CFLP CX Futures Exchange Holdings, LLC, CFLP CX Futures Exchange Holdings, L.P., CX Futures Exchange Holdings, LLC, CX Clearinghouse Holdings, LLC, CX Futures Exchange, L.P. and CX Clearinghouse, L.P.

FX	Foreign exchange

GDPR	General Data Protection Regulation

GFI	GFI Group Inc., a wholly owned subsidiary of the Company, acquired on January 12, 2016

GILTI	Global Intangible Low-Taxed Income

Ginga Petroleum	Ginga Petroleum (Singapore) Pte Ltd, a wholly owned subsidiary of the Company, acquired on March 12, 2019

GUI	Graphical User Interface

HDUs	LPUs with capital accounts, which are liability awards recorded in “Accrued compensation” in the Company’s consolidated statements of financial condition

Hybrid	Broking transactions executed by brokers and involving some element of Voice broking and electronic trading

TERM	DEFINITION
ICAP	ICAP plc, a part of TP ICAP group, and a leading markets operator and provider of execution and information services

ICE	Intercontinental Exchange

Incentive Plan	The Company’s Second Amended and Restated Incentive Bonus Compensation Plan, approved by the Company’s stockholders at the annual meeting of stockholders on June 6, 2017

Insurance brokerage business	The insurance brokerage business of BGC, including Corant, Ed Broking, Besso, Piiq Risk Partners, Junge, Cooper Gay, Global Underwriting and Epsilon, which business was sold to The Ardonagh Group on November 1, 2021

Insurance Business Disposition	The sale of the Insurance brokerage business for $534.9 million in gross cash proceeds after closing adjustments, subject to limited post-closing adjustments, completed on November 1, 2021

LCH	London Clearing House

Legacy BGC Holdings Units	BGC Holdings LPUs outstanding immediately prior to the Separation

Legacy Newmark Holdings Units	Newmark Holdings LPUs issued in connection with the Separation

LIBOR	London Interbank Offering Rate

LPUs	Certain limited partnership units in BGC Holdings or Newmark Holdings held by certain employees of BGC Partners or Newmark and other persons who have provided services to BGC Partners or Newmark, which units may include APSIs, APSUs, AREUs, ARPSUs, HDUs, U.K. LPUs, N Units, PLPUs, PPSIs, PPSUs, PSEs, PSIs, PSUs, REUs, and RPUs, along with future types of limited partnership units in BGC Holdings or Newmark Holdings

Lucera	A wholly owned subsidiary of the Company, also known as “LFI Holdings, LLC” or “LFI,” is a software defined network offering the trading community direct connectivity

March 2018 Form S-3	CEO Program shelf registration statement on Form S-3 filed on March 9, 2018

March 2018 Sales Agreement	CEO Program sales agreement, by and between the Company and CF&Co, dated March 9, 2018, pursuant to which the Company could offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock, which agreement expired in September 2021

MEA	Middle East and Africa region

MiFID II	Markets in Financial Instruments Directive II, a legislative framework instituted by the EU to regulate financial markets and improve protections for investors by increasing transparency and standardizing regulatory disclosures

Mint Brokers	A wholly owned subsidiary of the Company, acquired on August 19, 2010, registered as an FCM with both the CFTC and the NFA

Nasdaq	Nasdaq, Inc., formerly known as NASDAQ OMX Group, Inc.

NDF	Non-deliverable forwards

Newmark	Newmark Group, Inc. (NASDAQ symbol: NMRK), a publicly traded and former majority-owned subsidiary of BGC until the Distribution Date, and, where applicable, its consolidated subsidiaries

Newmark Class A common stock	Newmark Class A common stock, par value $0.01 per share

Newmark Class B common stock	Newmark Class B common stock, par value $0.01 per share

Newmark Group	Newmark, Newmark Holdings, and Newmark OpCo and their respective subsidiaries, collectively

Newmark Holdings	Newmark Holdings, L.P.

Newmark IPO	Initial public offering of 23 million shares of Newmark Class A common stock by Newmark at a price of $14.00 per share in December 2017

TERM	DEFINITION
Newmark OpCo	Newmark Partners, L.P., an operating partnership, which is owned jointly by Newmark and Newmark Holdings and holds the business of Newmark

NEX	NEX Group plc, an entity formed in December 2016, formerly known as ICAP

NFA	National Futures Association

Non-GAAP	A financial measure that differs from the most directly comparable measure calculated and presented in accordance with U.S. GAAP, such as Adjusted Earnings and Adjusted EBITDA

N Units	Non-distributing partnership units of BGC Holdings or Newmark Holdings that may not be allocated any item of profit or loss, and may not be made exchangeable into shares of Class A common stock, including NREUs, NPREUs, NLPUs, NPLPUs, NPSUs, and NPPSUs

OCI	Other comprehensive income (loss), including gains and losses on cash flow and net investment hedges, unrealized gains and losses on available for sale securities (in periods prior to January 1, 2018), certain gains and losses relating to pension and other retirement benefit obligations and foreign currency translation adjustments

OTC	Over-the-Counter

OTF	Organized Trading Facility, a regulated execution venue category introduced by MiFID II

PCD assets	Purchased financial assets with deterioration in credit quality since origination

Period Cost Method	Treatment of taxes associated with the GILTI provision as a current period expense when incurred rather than recording deferred taxes for basis differences

Poten & Partners	Poten & Partners Group, Inc., a wholly owned subsidiary of the Company, acquired on November 15, 2018

Preferred Distribution	Allocation of net profits of BGC Holdings or Newmark Holdings to holders of Preferred Units, at a rate of either 0.6875% (i.e., 2.75% per calendar year) or such other amount as set forth in the award documentation

Preferred Units	Preferred partnership units in BGC Holdings or Newmark Holdings, such as PPSUs, which are settled for cash, rather than made exchangeable into shares of Class A common stock, are only entitled to a Preferred Distribution, and are not included in BGC’s or Newmark’s fully diluted share count

Real Estate L.P.	CF Real Estate Finance Holdings, L.P., a commercial real estate-related financial and investment business controlled and managed by Cantor, of which Newmark owns a minority interest

Record Date	Close of business on November 23, 2018, in connection with the Spin-Off

Repurchase Agreements	Securities sold under agreements to repurchase that are recorded at contractual amounts, including interest, and accounted for as collateralized financing transactions

Revolving Credit Agreement	The Company’s unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, dated as of November 28, 2018, that provides for a maximum revolving loan balance of $350.0 million, bearing interest at either LIBOR or a defined base rate plus additional margin, amended on December 11, 2019 to extend the maturity date to February 26, 2021 and further amended on February 26, 2020 to extend the maturity date to February 26, 2023. On March 10, 2022, the agreement was amended and restated to increase the size of the credit facility to $375.0 million, bearing interest at either SOFR or a defined base rate plus additional margin, and extend the maturity date to March 10, 2025

ROU	Right-of-Use

RSUs	BGC or Newmark unvested restricted stock units, payable in shares of BGC Class A common stock or Newmark Class A common stock, respectively, held by certain employees of BGC Partners or Newmark and other persons who have provided services to BGC Partners or Newmark, or issued in connection with certain acquisitions

Russia's Invasion of Ukraine	Russia's invasion of Ukraine, which led to imposed sanctions by the U.S., U.K., EU, and other countries on Russian counterparties

TERM	DEFINITION
SaaS	Software as a Service

SBSEF	Security-based Swap Execution Facility

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

SEF	Swap Execution Facility

Separation	Principal corporate transactions pursuant to the Separation and Distribution Agreement, by which BGC, BGC Holdings and BGC U.S. OpCo and their respective subsidiaries (other than the Newmark Group) transferred to Newmark, Newmark Holdings and Newmark OpCo and their respective subsidiaries the assets and liabilities of the BGC Group relating to BGC’s real estate services business, and related transactions, including the distribution of Newmark Holdings units to holders of units in BGC Holdings and the assumption and repayment of certain BGC indebtedness by Newmark

Separation and Distribution Agreement	Separation and Distribution Agreement, by and among the BGC Group, the Newmark Group, Cantor and BGC Global OpCo, originally entered into on December 13, 2017, as amended on November 8, 2018 and amended and restated on November 23, 2018

SOFR	Secured Overnight Financing Rate

SPAC	Special Purpose Acquisition Company

SPAC Investment Banking Activities	Aurel’s investment banking activities with respect to SPACs

Spin-Off	Pro-rata distribution, pursuant to the Separation and Distribution Agreement, by BGC to its stockholders of all the shares of common stock of Newmark owned by BGC Partners immediately prior to the Distribution Date, with shares of Newmark Class A common stock distributed to the holders of shares of BGC Class A common stock (including directors and executive officers of BGC Partners) of record on the Record Date, and shares of Newmark Class B common stock distributed to the holders of shares of BGC Class B common stock (Cantor and CFGM) of record on the Record Date, completed on the Distribution Date

Tax Act	Tax Cuts and Jobs Act enacted on December 22, 2017

TDRs	Troubled Debt Restructurings

The Ardonagh Group	The Ardonagh Group Limited; the U.K.'s largest independent insurance broker and purchaser of BGC's Insurance brokerage business completed on November 1, 2021

Tower Bridge	Tower Bridge International Services L.P., a subsidiary of the Company, which is 52%-owned by the Company and 48%-owned by Cantor

TP ICAP	TP ICAP plc, an entity formed in December 2016, formerly known as Tullett

Tradition	Compagnie Financière Tradition (which is majority owned by Viel & Cie)

Tullett	Tullett Prebon plc, a part of TP ICAP group and an interdealer broker, primarily operating as an intermediary in the wholesale financial and energy sectors

U.K.	United Kingdom

U.S. GAAP or GAAP	Generally Accepted Accounting Principles in the United States of America

UBT	Unincorporated Business Tax

VIE	Variable Interest Entity

Voice	Voice-only broking transactions executed by brokers over the telephone

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
Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:
•macroeconomic and other challenges and uncertainties resulting from the COVID-19 pandemic, Russia's Invasion of Ukraine, rising interest rates, inflation and the Federal Reserve's responses thereto, including increasing interest rates, the strengthening U.S. dollar, changes in the U.S. and global economies, financial markets and consumer and corporate clients and customers, including economic activity, employment levels, supply chain issues and market liquidity, and increasing energy costs, as well as the various actions taken in response to the challenges and uncertainties by governments, central banks and others, including us;
•the impact of the COVID-19 pandemic, including possible successive waves or variants of the virus, the emergence of new viruses, the continued distribution of effective vaccines and governmental and public reactions thereto, the combined impact of the flu and other seasonal illnesses, and the impact of a return to office for our employees on our operations;
•market conditions, including rising interest rates, the strengthening U.S. dollar, trading volume, currency fluctuations and volatility in the demand for the products and services we provide, resulting from the effects of COVID-19 or otherwise, possible disruptions in trading, potential deterioration of equity and debt capital markets and cryptocurrency markets, impact of significant changes in interest rates and our ability to access the capital markets as needed or on reasonable terms and conditions;
•pricing, commissions and fees, and market position with respect to any of our products and services and those of our competitors;
•the effect of industry concentration and reorganization, reduction of customers, and consolidation;
•liquidity, regulatory, cash and clearing capital requirements and the impact of credit market events, including the impact of COVID-19, rising interest rates, the strengthening U.S. dollar, and market uncertainty, and political events and conflicts and actions taken by governments and businesses in response thereto on the credit markets and interest rates;
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
•the structural, financial, tax and other impacts of our expected corporate conversion;
•the integration of acquired businesses and their operations and back office functions with our other businesses;
•the effect on our businesses of any extraordinary transactions, including the Corporate Conversion, the timing and terms of any such transaction, including potential dilution, tax, cost, and other impacts, and our ability to complete such transaction on our anticipated schedule;
•the rebranding of our current businesses or risks related to any potential dispositions of all or any portion of our existing or acquired businesses;

•market volatility as a result of the effects of rising interest rates, the strengthening U.S. dollar, global inflation rates, potential economic downturns, including recessions, and similar effects, which may not be sustainable or predictable in future periods;
•economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including the impact of COVID-19 on the global markets and governmental responses, and restrictions on business and commercial activity, uncertainty regarding the consequences of Brexit following the withdrawal process, including potential reduction in investment in the U.K., and the pursuit of trade, border control or other related policies by the U.S. and/or other countries (including U.S.- China trade relations), recent economic and political volatility in the U.K., rising political and other tensions between the U.S. and China, political and labor unrest in Hong Kong, China and other jurisdictions, conflict in the Middle East, Russia, Ukraine or other jurisdictions, the impact of U.S. government shutdowns, elections, political unrest, boycotts, stalemates or other social and political responses to governmental mandates and other restrictions related to COVID-19 in the U.S. or abroad, and the impact of terrorist acts, acts of war or other violence or political unrest, as well as natural disasters or weather-related or similar events, including hurricanes and heat waves as well as power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services and the impacts of pandemics and other international health emergencies;
•risks inherent in doing business in international markets, and any failure to identify and manage those risks, as well as the impact of Russia's ongoing Invasion of Ukraine and additional sanctions and regulations imposed by governments and related counter-sanctions, including any related reserves;
•the effect on our businesses, our clients, the markets in which we operate, our Corporate Conversion, and the economy in general of changes in the U.S. and foreign tax and other laws, including changes in tax rates, repatriation rules, and deductibility of interest, potential policy and regulatory changes in other countries, sequestrations, uncertainties regarding the debt ceiling and the federal budget, responses to rising global inflation rates, and other potential political policies;
•the effect on our businesses of changes in interest rates, changes in benchmarks, including the transition away from LIBOR, the effect on our business and revenues of the strengthening U.S. dollar, rising interest rates and market uncertainty, the level of worldwide governmental debt issuances, austerity programs, government stimulus packages, increases and decreases in the federal funds interest rate and other actions to moderate inflation, increases or decreases in deficits and the impact of increased government tax rates, and other changes to monetary policy, and potential political impasses or regulatory requirements, including increased capital requirements for banks and other institutions or changes in legislation, regulations and priorities;
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

•the impact of reductions to our dividends and distributions and the timing and amounts of any future dividends or distributions, including our ability to meet expectations with respect to payments of dividends and distributions and repurchases of shares of our Class A common stock and purchases or redemptions of limited partnership interests in BGC Holdings, or other equity interests in us or any of our other subsidiaries, including the BGC OpCos, including from Cantor, our executive officers, other employees, partners, and others, and the net proceeds to be realized by us from offerings of shares of BGC Class A common stock and Company Debt Securities, and our ability to pay any excise tax that may be imposed on the repurchase of shares; and
•the effect on the markets for and trading prices of our Class A common stock and Company Debt Securities due to COVID-19 and other market factors as well as on various offerings and other transactions, including offerings of our Class A common stock and convertible or exchangeable debt or other securities, our repurchases of shares of our Class A common stock and purchases or redemptions of BGC Holdings limited partnership interests or other equity interests in us or in our subsidiaries, any exchanges by Cantor of shares of our Class A common stock for shares of our Class B common stock, any exchanges or redemptions of limited partnership units and issuances of shares of our Class A common stock in connection therewith, including in corporate or partnership restructurings, our payment of dividends on our Class A common stock and distributions on limited partnership interests in BGC Holdings and the BGC OpCos, convertible arbitrage, hedging, and other transactions engaged in by us or holders of our outstanding shares, Company Debt Securities, share sales and stock pledge, stock loans, and other financing transactions by holders of our shares (including by Cantor or others), including of shares acquired pursuant to our employee benefit plans, unit exchanges and redemptions, corporate or partnership restructurings, acquisitions, conversions of shares of our Class B common stock and our other convertible securities into shares of our Class A common stock, stock pledge, stock loan, or other financing transactions, and distributions of our Class A common stock by Cantor to its partners, including the April 2008 and February 2012 distribution rights shares.
The foregoing risks and uncertainties, as well as those risks and uncertainties set forth in this Quarterly Report on Form 10-Q, may cause actual results and events to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Quarterly Report on Form 10-Q with the SEC, and future results or events could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except per share data)
(unaudited)

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$473,344	$553,598
Cash segregated under regulatory requirements	12,517	13,201
Financial instruments owned, at fair value	38,446	41,244
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	2,196,110	782,446
Accrued commissions and other receivables, net	296,994	296,423
Loans, forgivable loans and other receivables from employees and partners, net	313,827	286,967
Fixed assets, net	182,079	190,112
Investments	36,295	33,039
Goodwill	487,021	486,919
Other intangible assets, net	196,550	207,747
Receivables from related parties	6,276	5,237
Other assets	431,627	445,233
Total assets	$4,671,086	$3,342,166
Liabilities, Redeemable Partnership Interest, and Equity
Short-term borrowings	$1,850	$3,584
Repurchase agreements	1,013	—
Accrued compensation	180,906	214,379
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	2,012,127	656,278
Payables to related parties	78,362	53,764
Accounts payable, accrued and other liabilities	619,367	679,254
Notes payable and other borrowings	1,050,132	1,052,831
Total liabilities	3,943,757	2,660,090
Commitments, contingencies and guarantees (Note 19)
Redeemable partnership interest	15,985	18,761
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 750,000 shares authorized; 464,265 and 435,944 shares issued at September 30, 2022 and December 31, 2021, respectively; and 324,136 and 317,023 shares outstanding at September 30, 2022 and December 31, 2021, respectively	4,643	4,359
Class B common stock, par value $0.01 per share; 150,000 shares authorized; 45,884 shares issued and outstanding at each of September 30, 2022 and December 31, 2021, convertible into Class A common stock	459	459
Additional paid-in capital	2,527,199	2,451,135
Treasury stock, at cost: 140,129 and 118,921 shares of Class A common stock at September 30, 2022 and December 31, 2021, respectively	(690,633)	(623,734)
Retained deficit	(1,136,566)	(1,171,919)
Accumulated other comprehensive income (loss)	(53,083)	(40,548)
Total stockholders’ equity	652,019	619,752
Noncontrolling interest in subsidiaries	59,325	43,563
Total equity	711,344	663,315
Total liabilities, redeemable partnership interest, and equity	$4,671,086	$3,342,166
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Commissions	$299,430	$367,016	$965,636	$1,192,004
Principal transactions	79,568	73,997	283,338	254,757
Fees from related parties	3,896	3,470	10,838	11,500
Data, software and post-trade	23,808	22,238	71,326	65,826
Interest and dividend income	4,110	3,042	15,506	17,535
Other revenues	5,755	3,984	12,143	12,151
Total revenues	416,567	473,747	1,358,787	1,553,773
Expenses:
Compensation and employee benefits	202,353	257,604	671,494	836,533
Equity-based compensation and allocations of net income to limited partnership units and FPUs	57,730	78,490	161,739	170,275
Total compensation and employee benefits	260,083	336,094	833,233	1,006,808
Occupancy and equipment	38,710	46,049	117,294	141,598
Fees to related parties	6,551	5,674	18,285	15,574
Professional and consulting fees	15,048	16,836	44,489	53,071
Communications	26,802	29,305	81,859	89,891
Selling and promotion	11,373	9,586	34,754	25,692
Commissions and floor brokerage	13,104	15,908	44,686	48,145
Interest expense	14,499	16,735	43,144	53,268
Other expenses	19,951	24,614	60,736	64,423
Total expenses	406,121	500,801	1,278,480	1,498,470
Other income (losses), net:
Gains (losses) on divestitures and sale of investments	(183)	92	(183)	—
Gains (losses) on equity method investments	3,230	1,816	8,762	4,605
Other income (loss)	5,545	4,513	6,958	11,843
Total other income (losses), net	8,592	6,421	15,537	16,448
Income (loss) from operations before income taxes	19,038	(20,633)	95,844	71,751
Provision (benefit) for income taxes	10,813	(6,692)	40,575	7,056
Consolidated net income (loss)	$8,225	$(13,941)	$55,269	$64,695
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	2,463	(2,539)	8,773	17,141
Net income (loss) available to common stockholders	$5,762	$(11,402)	$46,496	$47,554
Per share data:
Basic earnings (loss) per share
Net income (loss) available to common stockholders	$5,762	$(11,402)	$46,496	$47,554
Basic earnings (loss) per share	$0.02	$(0.03)	$0.13	$0.12
Basic weighted-average shares of common stock outstanding	371,108	387,121	371,692	382,161
Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$7,370	$(11,402)	$60,718	$56,033
Fully diluted earnings (loss) per share	$0.01	$(0.03)	$0.12	$0.12
Fully diluted weighted-average shares of common stock outstanding	496,985	387,121	501,958	452,083
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Consolidated net income (loss)	$8,225	$(13,941)	$55,269	$64,695
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(7,744)	(6,900)	(14,763)	(8,797)
Benefit plans	—	498	—	301
Total other comprehensive income (loss), net of tax	(7,744)	(6,402)	(14,763)	(8,496)
Comprehensive income (loss)	481	(20,343)	40,506	56,199
Less: Comprehensive income (loss) attributable to noncontrolling interest in subsidiaries, net of tax	1,346	(3,314)	6,545	15,947
Comprehensive income (loss) attributable to common stockholders	$(865)	$(17,029)	$33,961	$40,252
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$55,269	$64,695
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Fixed asset depreciation and intangible asset amortization	55,786	63,550
Employee loan amortization and reserves on employee loans	35,083	45,746
Equity-based compensation and allocations of net income to limited partnership units and FPUs	161,739	170,275
Deferred compensation expense	75	321
Losses (gains) on equity method investments	(8,762)	(4,671)
Unrealized/realized losses (gains) on financial instruments owned, at fair value and other investments	1,434	(66)
Amortization of discount (premium) on notes payable	2,099	2,838
Impairment of fixed assets, intangible assets and investments	5,568	3,893
Deferred tax provision (benefit)	2,025	(4,984)
Change in estimated acquisition earn-out payables	(516)	2,013
Forfeitures of Class A common stock	(188)	(553)
Other	(1,914)	(4,178)
Consolidated net income (loss), adjusted for non-cash and non-operating items	307,698	338,879
Decrease (increase) in operating assets:
Financial instruments owned, at fair value	2,976	21,039
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(1,416,538)	(1,517,376)
Accrued commissions receivable, net	(4,081)	(80,883)
Loans, forgivable loans and other receivables from employees and partners, net	(51,719)	(25,821)
Receivables from related parties	(1,522)	4,749
Other assets	(10,829)	(15,409)
Increase (decrease) in operating liabilities:
Repurchase agreements	1,013	2,997
Accrued compensation	(23,341)	(24,761)
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	1,355,361	1,483,416
Payables to related parties	24,689	59,073
Accounts payable, accrued and other liabilities	(51,770)	60,218
Net cash provided by (used in) operating activities	$131,937	$306,121
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(6,434)	$(8,046)
Capitalization of software development costs	(35,075)	(31,707)
Purchase of equity method investments	(588)	(870)
Proceeds from equity method investments	6,118	9,932
Purchase of assets	(445)	—
Net cash provided by (used in) investing activities	$(36,424)	$(30,691)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt and collateralized borrowings	$(4,779)	$(264,669)
Issuance of long-term debt and collateralized borrowings, net of deferred issuance costs	(45)	298,427
Earnings distributions to limited partnership interests and other noncontrolling interests	(25,244)	(42,929)
Redemption and repurchase of limited partnership interests	(46,310)	(79,183)
Dividends to stockholders	(11,143)	(11,444)
Repurchase of Class A common stock	(79,295)	(227,052)
Proceeds from sale of Cantor Units in BGC Holdings	947	5,145
Short term borrowings, net of repayments	—	—
Pre-acquisition cash capital contribution to Futures Exchange Group	—	3,845
Acquisition of Futures Exchange Group	—	(9,022)
Payments on acquisition earn-outs	(4,384)	(11,199)
Net cash provided by (used in) financing activities	$(170,253)	$(338,081)
Effect of exchange rate changes on Cash and cash equivalents and Cash segregated under regulatory requirements	(6,198)	(5,507)
Net increase (decrease) in Cash and cash equivalents, and Cash segregated under regulatory requirements including Cash and Cash segregated under regulatory requirements classified within Assets held for sale	(80,938)	(68,158)
Less: Net increase (decrease) in cash classified within Assets held for sale	—	(315,359)
Net increase (decrease) in Cash and cash equivalents, and Cash segregated under regulatory requirements	(80,938)	(383,517)
Cash and cash equivalents and Cash segregated under regulatory requirements at beginning of period	566,799	853,406
Cash and cash equivalents and Cash segregated under regulatory requirements at end of period	$485,861	$469,889
Supplemental cash information:
Cash paid during the period for taxes	$32,267	$33,055
Cash paid during the period for interest	39,864	51,026
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$34,480	$145,680
Issuance of Class A and contingent Class A common stock and limited partnership interests for acquisitions	2,710	1,160
ROU assets and liabilities	16,494	2,947
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended September 30, 2022
(in thousands, except share amounts)
(unaudited)

	BGC Partners, Inc. Stockholders						Noncontrolling Interest in Subsidiaries	Total
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2022	$4,518	$459	$2,499,393	$(648,500)	$(1,138,628)	$(46,456)	$59,907	$730,693
Consolidated net income (loss)	—	—	—	—	5,762	—	2,463	8,225
Other comprehensive income (loss), net of tax	—	—	—	—	—	(6,627)	(1,117)	(7,744)
Equity-based compensation, 448,014 shares	4	—	3,034	—	—	—	937	3,975
Dividends to common stockholders	—	—	—	—	(3,700)	—	—	(3,700)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(3,091)	(3,091)
Grant of exchangeability and redemption of limited partnership interests, issuance of 11,939,546 shares	120	—	24,026	—	—	—	8,028	32,174
Issuance of Class A common stock (net of costs), 101,786 shares	1	—	149	—	—	—	4	154
Redemption of FPUs, 27,087 units	—	—	—	—	—	—	(59)	(59)
Repurchase of Class A common stock, 12,396,735 shares	—	—	—	(41,994)	—	—	(7,914)	(49,908)
Forfeiture of Class A common stock, 43,388 shares	—	—	(5)	(139)	—	—	(27)	(171)
Contributions of capital to and from Cantor for equity-based compensation	—	—	624	—	—	—	194	818
Other	—	—	(22)	—	—	—	—	(22)
Balance, September 30, 2022	$4,643	$459	$2,527,199	$(690,633)	$(1,136,566)	$(53,083)	$59,325	$711,344

BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2022
(in thousands, except share and per share amounts)
(unaudited)

	BGC Partners, Inc. Stockholders						Noncontrolling Interest in Subsidiaries	Total
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2022	$4,359	$459	$2,451,135	$(623,734)	$(1,171,919)	$(40,548)	$43,563	$663,315
Consolidated net income (loss)	—	—	—	—	46,496	—	8,773	55,269
Other comprehensive income (loss), net of tax	—	—	—	—	—	(12,535)	(2,228)	(14,763)
Equity-based compensation, 3,018,337 shares	30	—	9,081	—	—	—	2,853	11,964
Dividends to common stockholders	—	—	—	—	(11,143)	—	—	(11,143)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(2,950)	(2,950)
Grant of exchangeability and redemption of limited partnership interests, issuance of 23,647,165 shares	237	—	61,849	—	—	—	20,853	82,939
Issuance of Class A common stock (net of costs), 445,245 shares	5	—	3,616	—	—	—	11	3,632
Redemption of FPUs, 96,447 units	—	—	—	—	—	—	(204)	(204)
Repurchase of Class A common stock, 21,142,045 shares	—	—	—	(66,747)	—	—	(12,548)	(79,295)
Forfeiture of Class A common stock, 47,807 shares	—	—	(6)	(152)	—	—	(30)	(188)
Contributions of capital to and from Cantor for equity-based compensation	—	—	(370)	—	—	—	(134)	(504)
Grant of exchangeability, redemption of limited partnership interests and issuance of Class A common stock and RSUs for acquisitions, 1,192,907 shares	12	—	2,279	—	—	—	419	2,710
Cantor purchase of Cantor units from BGC Holdings upon redemption of FPUs, 480,175 units	—	—	—	—	—	—	947	947
Other	—	—	(385)	—	—	—	—	(385)
Balance, September 30, 2022	$4,643	$459	$2,527,199	$(690,633)	$(1,136,566)	$(53,083)	$59,325	$711,344

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Dividends declared per share of common stock	$0.01	$0.01	$0.03	$0.03
Dividends declared and paid per share of common stock	$0.01	$0.01	$0.03	$0.03
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three and Nine Months Ended September 30, 2021
(in thousands, except share amounts)
(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, July 1, 2021	$4,169	$459	$2,392,508	$(406,701)	$(1,229,498)	$(30,605)	$64,028	$794,360
Consolidated net income (loss)	—	—	—	—	(11,402)	—	(2,539)	(13,941)
Other comprehensive gain, net of tax	—	—	—	—	—	(5,627)	(775)	(6,402)
Equity-based compensation, 213,459 shares	2	—	4,870	—	—	—	1,633	6,505
Dividends to common stockholders	—	—	—	—	(3,818)	—	—	(3,818)
Earnings distributions to limited partnership interests and other noncontrolling interests		—		—	—	—	2,771	2,771
Grant of exchangeability and redemption of limited partnership interests, issuance of 8,446,093 shares	85	—	30,054	—	—	—	12,762	42,901
Issuance of Class A common stock (net of costs), 100,128 shares	1	—	640	—	—	—	3	644
Redemption of FPUs, 56,730 units	—	—	—	—	—	—	(212)	(212)
Repurchase of Class A common stock, 24,432,718 shares	—	—		(107,030)	—	—	(19,761)	(126,791)
Forfeiture of Class A common stock, 56,423 shares	—	—	44	(232)			(35)	(223)
Contributions of capital to and from Cantor for equity-based compensation	—	—	(1,706)	—	—	—	(575)	(2,281)
Grant of exchangeability, redemption of limited partnership interests and issuance of Class A common stock and RSUs for acquisitions, 342,162 shares	3	—	2,278	—	—	—	(1,634)	647
Acquisition of Futures Exchange Group	—	—	(7,616)	—	—	—	(1,406)	(9,022)
Other	—	—	26	—	—	—	1	27
Balance, September 30, 2021	$4,260	$459	$2,421,098	$(513,963)	$(1,244,718)	$(36,232)	$54,261	$685,165

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2021	$3,735	$459	$2,375,113	$(315,313)	$(1,280,828)	$(28,930)	$57,061	$811,297
Consolidated net income (loss)	—	—	—	—	47,554	—	17,141	64,695
Other comprehensive income (loss), net of tax	—	—	—	—	—	(7,302)	(1,194)	(8,496)
Equity-based compensation, 1,940,975 shares	19	—	9,434	—	—	—	3,711	13,164
Dividends to common stockholders	—	—	—	—	(11,444)	—	—	(11,444)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(8,634)	(8,634)
Grant of exchangeability and redemption of limited partnership interests, issuance of 49,033,008 shares	491	—	47,794	—	—	—	37,400	85,685
Issuance of Class A common stock (net of costs), 366,043 shares	4	—	1,302	—	—	—	11	1,317
Redemption of FPUs, 718,434 units	—	—	—	—	—	—	(339)	(339)
Repurchase of Class A common stock, 41,939,724 shares	—	—	—	(198,002)	—	—	(36,572)	(234,574)
Forfeiture of Class A common stock, 140,188 shares	—	—	181	(648)			(86)	(553)
Contributions of capital to and from Cantor for equity-based compensation	—	—	(15,849)	—	—	—	(12,722)	(28,571)
Grant of exchangeability, redemption of limited partnership interests and issuance of Class A common stock and RSUs for acquisitions, 1,129,630 shares	11	—	6,315	—	—	—	(5,166)	1,160
Cantor purchase of Cantor units from BGC Holdings upon redemption of FPUs, 2,768,060 units	—	—	—	—	—	—	5,145	5,145
Acquisition of Futures Exchange Group	—	—	(7,616)	—	—	—	(1,406)	(9,022)
Other	—	—	4,424	—	—	—	(89)	4,335
Balance, September 30, 2021	$4,260	$459	$2,421,098	$(513,963)	$(1,244,718)	$(36,232)	$54,261	$685,165
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Organization and Basis of Presentation
Business Overview
BGC Partners, Inc. is a leading global financial brokerage and technology company servicing the global financial markets. Through brands including BGC®, Fenics®, GFI®, Sunrise Brokers™, Poten & Partners®, and RP Martin™, among others, the Company's businesses specialize in the brokerage of a broad range of products, including fixed income such as government bonds, corporate bonds, and other debt instruments, as well as related interest rate derivatives and credit derivatives. Additionally, the Company provides brokerage products across FX, Equities, Energy and Commodities, Shipping, and Futures and Options. The Company recently announced plans to develop new and comprehensive cryptocurrency brokerage offerings. The Company’s businesses also provide a wide variety of services, including trade execution, connectivity solutions, brokerage services, clearing, trade compression and other post-trade services, information, and other back-office services to a broad assortment of financial and non-financial institutions.
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
The Company’s customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, and investment firms. BGC Partners has dozens of offices globally in major markets including New York and London, as well as in Bahrain, Beijing, Bogotá, Brisbane, Cape Town, Chicago, Copenhagen, Dubai, Dublin, Frankfurt, Geneva, Hong Kong, Houston, Istanbul, Johannesburg, Madrid, Manila, Melbourne, Mexico City, Miami, Milan, Monaco, Nyon, Paris, Perth, Rio de Janeiro, Santiago, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tel Aviv, Tokyo, Toronto, and Zurich.
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
During the second quarter of 2022, the Company combined "Realized losses (gains) on marketable securities", "Unrealized losses (gains) on marketable securities", and "Losses (gains) on other investments" on the unaudited Condensed Consolidated Statements of Cash Flows into "Losses (gains) on marketable securities and other investments". The recognition of gains and losses related to these investments are similar in nature and immaterial to the financial statements in the nine month periods ending September 30, 2022 and 2021.
During the third quarter of 2022, the Company renamed "Securities owned" as "Financial instruments owned, at fair value" and combined it with "Marketable securities" on the unaudited Condensed Consolidated Statements of Financial Condition. In addition, "Losses (gains) on marketable securities and other investments" was renamed as "Unrealized/realized losses (gains) on financial instruments owned, at fair value and other investments" on the unaudited Condensed Consolidated Statements of Cash Flows.
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
In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Debt Restructurings Disclosure of Supplier Finance Program Obligations. The guidance requires entities to disclose the key terms of supplier finance programs they use in connection with the purchase of goods and services along with information about their obligations under these programs, including a rollforward of those obligations. The new standard will become effective for the Company beginning on January 1, 2023, except for the rollforward requirement, which is effective beginning January 1, 2024. The guidance requires retrospective application to all periods in which a balance sheet is presented, except for the rollforward requirement, which will be applied prospectively, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s unaudited Condensed Consolidated Financial Statements.
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
As a result of the Separation, limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time who held a BGC Holdings limited partnership interest received a corresponding Newmark Holdings limited partnership interest, determined by the Contribution Ratio, which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2, divided by the Exchange Ratio. Initially, the Exchange Ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the Exchange Ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. The Exchange Ratio as of September 30, 2022 equaled 0.9365.
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
3.    Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, see Note 3—“Summary of Significant Accounting Policies,” in its consolidated financial statements included in Part II, Item 8 of the Annual Report on Form 10-K for

the year ended December 31, 2021. During the nine months ended September 30, 2022, there were no significant changes made to the Company’s significant accounting policies.
4.    Acquisitions
Futures Exchange Group
On July 30, 2021, the Company completed the purchase of the Futures Exchange Group for a purchase price of $4.9 million at closing, plus the cash held at closing by the Futures Exchange Group, and an earn-out, only payable out of the Company's portion of the profits of the Futures Exchange Group, capped at the amount Cantor contributed to the Futures Exchange Group prior to closing. There were no other acquisitions completed by the Company for the nine months ended September 30, 2022 and the year ended December 31, 2021. For additional information, see Note 1—"Organization and Basis of Presentation."
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
Basic Earnings Per Share:
The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic earnings (loss) per share:
Net income (loss) available to common stockholders	$5,762	$(11,402)	$46,496	$47,554
Basic weighted-average shares of common stock outstanding	371,108	387,121	371,692	382,161
Basic earnings (loss) per share	$0.02	$(0.03)	$0.13	$0.12

Fully Diluted Earnings Per Share:
Fully diluted EPS is calculated utilizing net income (loss) available to common stockholders plus net income allocations to the limited partnership interests as the numerator. The denominator comprises the Company’s weighted-average number of outstanding shares of BGC common stock, including contingent shares of BGC common stock, and, if dilutive, the weighted-average number of limited partnership interests, including contingent units of BGC Holdings, and other contracts to issue shares of BGC common stock, including RSUs. The limited partnership interests generally are potentially exchangeable into shares of BGC Class A common stock (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings”) and are entitled to their pro-rata share of earnings after the deduction for the Preferred Distribution; as a result, they are included in the fully diluted EPS computation to the extent that the effect would be dilutive.
The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fully diluted earnings (loss) per share
Net income (loss) available to common stockholders	$5,762	$(11,402)	$46,496	$47,554
Allocations of net income (loss) to limited partnership interests, net of tax	1,608	—	14,222	8,479
Net income (loss) for fully diluted shares	$7,370	$(11,402)	$60,718	$56,033
Weighted-average shares:
Common stock outstanding	371,108	387,121	371,692	382,161
Partnership units¹	122,734	—	127,167	64,846
RSUs (Treasury stock method)	1,770	—	1,897	3,723
Other	1,373	—	1,202	1,353
Fully diluted weighted-average shares of common stock outstanding	496,985	387,121	501,958	452,083
Fully diluted earnings (loss) per share	$0.01	$(0.03)	$0.12	$0.12
____________________________
1Partnership units collectively include FPUs, LPUs, and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for more information).
For the three and nine months ended September 30, 2022, 0.6 million and 0.7 million of potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for both the three and nine months ended September 30, 2022, comprised RSUs. For the three and nine months ended September 30, 2021, 143.5 million and 98.2 million of potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended September 30, 2021 included 137.6 million limited partnership interests and 5.9 million other contracts to issue shares of BGC common stock, including RSUs. Anti-dilutive securities for the nine months ended September 30, 2021 included 98.1 million limited partnership interests and 0.1 million RSUs.
As of September 30, 2022 and 2021, approximately 47.3 million and 37.5 million shares, respectively, of contingent shares of BGC Class A common stock, N units, RSUs, and LPUs were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the respective periods.
7.    Stock Transactions and Unit Redemptions
Class A Common Stock
Changes in shares of BGC Class A common stock outstanding were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shares outstanding at beginning of period	324,087	348,795	317,023	323,018
Share issuances:
Redemptions/exchanges of limited partnership interests¹	11,940	8,446	23,654	49,033
Vesting of RSUs	451	213	3,022	1,941
Acquisitions	—	343	1,186	1,130
Other issuances of BGC Class A common stock	98	100	441	366
Restricted stock forfeitures	(43)	(56)	(48)	(140)
Treasury stock repurchases	(12,397)	(24,433)	(21,142)	(41,940)
Shares outstanding at end of period	324,136	333,408	324,136	333,408
____________________________
1Included in redemptions/exchanges of limited partnership interests for the three months ended September 30, 2022 and 2021 are 5.8 million shares of BGC Class A common stock granted in connection with the cancellation of 6.0 million LPUs, and 5.8 million shares of BGC Class A common stock granted in connection with the cancellation of 6.9 million LPUs, respectively. Included in redemptions/exchanges of limited partnership interests for the nine months ended September 30, 2022 and 2021 are 13.7 million shares of BGC Class A common stock granted in connection with the cancellation of 14.1 million LPUs, and 21.2 million shares of BGC Class A common stock granted in connection with the cancellation of 23.2 million LPUs, respectively. Because LPUs are included in the Company’s fully diluted share count, if dilutive, redemptions/exchanges in connection with the issuance of BGC Class A common stock would not impact the fully diluted number of shares outstanding.
Class B Common Stock
The Company did not issue any shares of BGC Class B common stock during the three and nine months ended September 30, 2022 and 2021. As of September 30, 2022 and December 31, 2021, there were 45.9 million shares of BGC Class B common stock outstanding.
CEO Program
On March 9, 2018, the Company filed the March 2018 Form S-3 and entered into the March 2018 Sales Agreement, pursuant to which the Company could offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock under the CEO Program. CF&Co is a wholly-owned subsidiary of Cantor and an affiliate of the Company. Under the March 2018 Sales Agreement, the Company agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. The March 2018 Form S-3 and the March 2018 Sales Agreement expired in September 2021. As of the date of expiration, the Company had sold 17.6 million shares of BGC Class A common stock (or $210.8 million) under the March 2018 Sales Agreement. For additional information on the Company’s CEO Program sales agreements, see Note 13—“Related Party Transactions.” On March 8, 2021, the Company filed a new CEO Program shelf registration statement on Form S-3 with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock from time to time on a delayed or continuous basis (the "March 2021 Form S-3"). On July 8, 2022, the Company filed an amendment to the March 2021 Form S-3. On August 3, 2022, the March 2021 Form S-3 was declared effective by the SEC, and the Company entered into the August 2022 Sales Agreement on August 12, 2022.
Unit Redemptions and Share Repurchase Program
The Company’s Board and Audit Committee have authorized repurchases of BGC Class A common stock and redemptions of limited partnership interests or other equity interests in the Company’s subsidiaries. On August 3, 2021, the Company's Board and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of September 30, 2022, the Company had $107.7 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units.
The tables below represent the units redeemed and/or shares repurchased for cash and does not include units redeemed/cancelled in connection with the grant of shares of BGC Class A common stock nor the limited partnership interests exchanged for shares of BGC Class A common stock. The gross unit redemptions and share repurchases of BGC Class A common stock during the three and nine months ended September 30, 2022 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted-Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Program
Redemptions[1,2]
January 1, 2022—March 31, 2022	43	$4.01
April 1, 2022—June 30, 2022	1,010	3.81
July 1, 2022—September 30, 2022	214	3.91
Total Redemptions	1,267	$3.83
Repurchases[3,4]
January 1, 2022—March 31, 2022	—	$—
April 1, 2022—June 30, 2022	8,745	3.36
July 1, 2022—July 31, 2022	3,033	3.70
August 1, 2022—August 31, 2022	5,916	4.14
September 1, 2022—September 30, 2022	3,448	4.11
Total Repurchases	21,142	$3.75
Total Redemptions and Repurchases	22,409	$3.76	$107,655

___________________________
1.During the three months ended September 30, 2022, the Company redeemed 0.2 million LPUs at an aggregate redemption price of $0.8 million for a weighted-average price of $4.05 per unit. During the three months ended September 30, 2022, the Company redeemed 27 thousand FPUs at an aggregate redemption price of $0.1 million for a weighted-average price of $2.96 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 5.8 million shares of BGC Class A common stock during the three months ended September 30, 2022, nor the limited partnership interests exchanged for 6.1 million shares of BGC Class A common stock during the three months ended September 30, 2022.
2.During the nine months ended September 30, 2022, the Company redeemed 1.2 million LPUs at an aggregate redemption price of $4.5 million for a weighted-average price of $3.88 per unit. During the nine months ended September 30, 2022, the Company redeemed 0.1 million FPUs at an aggregate redemption price of $0.3 million for a weighted-average of $3.23 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 13.7 million shares of BGC Class A common stock during the nine months ended September 30, 2022, nor the limited partnership interests exchanged for 10.6 million shares of BGC Class A common stock during the nine months ended September 30, 2022.
3During the three months ended September 30, 2022, the Company repurchased 12.4 million shares of BGC Class A common stock at an aggregate price of $49.9 million for a weighted-average price of $4.03 per share.
4During the nine months ended September 30, 2022, the Company repurchased 21.1 million shares of BGC Class A common stock at an aggregate price of $79.3 million for a weighted-average price of $3.75 per share.
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

____________________________
1During the three months ended September 30, 2021, the Company redeemed 16 thousand LPUs at an aggregate redemption price of $71 thousand for a weighted-average price of $4.47 per unit. During the three months ended September 30, 2021, the Company redeemed 57 thousand FPUs at an aggregate redemption price of $0.3 million for an average price of $5.33 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 5.8 million shares of BGC Class A common stock during the three months ended September 30, 2021, nor the limited partnership interests exchanged for 2.9 million shares of BGC Class A common stock during the three months ended September 30, 2021.
2During the nine months ended September 30, 2021, the Company redeemed 4.7 million LPUs at an aggregate redemption price of $27.4 million for a weighted-average price of $5.83 per unit. During the nine months ended September 30, 2021, the Company redeemed 0.1 million FPUs at an aggregate redemption price of $0.5 million for a weighted-average price of $4.75 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 21.2 million shares of BGC Class A common stock during the nine months ended September 30, 2021, nor the limited partnership interests exchanged for 28.8 million shares of BGC Class A common stock during the nine months ended September 30, 2021.
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
Redeemable Partnership Interest
The changes in the carrying amount of FPUs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$16,446	$19,582	$18,761	$20,674
Consolidated net income allocated to FPUs	247	—	968	958
Earnings distributions	(253)	(437)	(1,792)	(957)
FPUs exchanged	(434)	(384)	(1,153)	(893)
FPUs redeemed	(21)	(90)	(799)	(1,111)
Balance at end of period	$15,985	$18,671	$15,985	$18,671

8.    Financial Instruments Owned, at Fair Value
Financial instruments owned, at fair value consist of the Company's ownership of equities, domestic government bonds, foreign government bonds, and corporate bonds carried at fair value in accordance with ASU 2016-01. Financial instruments owned, at fair value primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total Financial instruments owned, at fair value were $38.4 million and $41.2 million as of September 30, 2022 and December 31, 2021, respectively. For additional information, see Note 12—“Fair Value of Financial Assets and Liabilities.”
These instruments are measured at fair value, with any changes in fair value recognized in earnings in the Company's unaudited Condensed Consolidated Statements of Operations. The Company recognized unrealized net losses of $32 thousand and $10 thousand for the three months ended September 30, 2022 and 2021, respectively, related to the mark-to-market adjustments on such instruments. The Company recognized unrealized net losses of $0.2 million and $6 thousand for the nine months ended September 30, 2022 and 2021, respectively, related to the mark-to-market adjustments on such instruments.
9.    Collateralized Transactions
Repurchase Agreements
Securities sold under Repurchase Agreements are accounted for as collateralized financing transactions and are recorded at the contractual amount for which the securities will be repurchased, including accrued interest. As of September 30, 2022, the Company facilitated $1.0 million of Repurchase Agreements for the purpose of financing fails. U.S. Treasury or other fixed income securities were provided to Cantor as collateral for the fair value of the Repurchase Agreements. These Repurchase Agreements had a maturity date of October 3, 2022. As of December 31, 2021, the Company had not facilitated any Repurchase Agreements for the purpose of financing fails.
10.    Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers
Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts (see Note 11—“Derivatives”). As of September 30, 2022 and December 31, 2021, Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers[1]:
Contract values of fails to deliver	$2,023,386	$640,696
Receivables from clearing organizations	138,018	118,979
Other receivables from broker-dealers and customers	17,325	14,386
Net pending trades	6,413	5,506
Open derivative contracts	10,968	2,879
Total	$2,196,110	$782,446
Payables to broker-dealers, clearing organizations, customers and related broker-dealers[1]:
Contract values of fails to receive	$1,921,895	$617,018
Payables to clearing organizations	65,604	22,679
Other payables to broker-dealers and customers	16,501	13,732
Open derivative contracts	8,127	2,849
Total	$2,012,127	$656,278
____________________________
1Includes receivables and payables with Cantor. See Note 13—“Related Party Transactions” for additional information.
Substantially all open fails to deliver, open fails to receive and pending trade transactions as of September 30, 2022 have subsequently settled at the contracted amounts.

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
The fair value of derivative contracts, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	September 30, 2022			December 31, 2021
Derivative contract	Assets	Liabilities	Notional Amounts[1]	Assets	Liabilities	Notional Amounts[1]
FX swaps	$10,109	$7,510	$878,294	$2,487	$1,490	$571,280
Futures	826	—	7,803,533	—	940	3,914,813
Forwards	28	617	52,278	392	419	207,966
Interest rate swaps	5	—	7,214,691	—	—	—
Total	$10,968	$8,127	$15,948,796	$2,879	$2,849	$4,694,059
____________________________
1Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of the Company’s derivative activity, and do not represent anticipated losses.
Certain of the Company’s FX swaps are with Cantor. See Note 13—“Related Party Transactions,” for additional information related to these transactions.
The replacement costs of contracts in a gain position were $11.0 million and $2.9 million, as of September 30, 2022 and December 31, 2021, respectively.

The following tables present information about the offsetting of derivative instruments (in thousands):

	September 30, 2022
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition[1]
Assets
FX swaps	$13,257	$(3,148)	$10,109
Futures	107,721	(106,895)	826
Forwards	29	(1)	28
Interest rate swaps	483	(478)	5
Total derivative assets	$121,490	$(110,522)	$10,968
Liabilities
FX swaps	$10,658	$(3,148)	$7,510
Forwards	618	(1)	617
Futures	106,895	(106,895)	—
Interest rate swaps	478	(478)	—
Total derivative liabilities	$118,649	$(110,522)	$8,127

	December 31, 2021
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition[1]
Assets
Forwards	$452	$(60)	$392
FX swaps	3,025	(538)	2,487
Futures	70,497	(70,497)	—
Total derivative assets	$73,974	$(71,095)	$2,879
Liabilities
FX swaps	$2,028	$(538)	$1,490
Forwards	479	(60)	419
Futures	71,437	(70,497)	940
Total derivative liabilities	$73,944	$(71,095)	$2,849
____________________________
1There were no additional balances in gross amounts not offset as of September 30, 2022 and December 31, 2021.
The change in fair value of derivative contracts is reported as part of “Principal transactions” in the Company’s unaudited Condensed Consolidated Statements of Operations.
The table below summarizes gains and (losses) on derivative contracts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative contract	2022	2021	2022	2021
Futures	$4,054	$3,102	$12,295	$10,258
FX swaps	750	28	1,680	166
FX/commodities options	55	87	203	251
Interest rate swaps	5	—	5	—
Forwards	—	28	—	—
Gains, net	$4,864	$3,245	$14,183	$10,675

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
The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	Assets at Fair Value at September 30, 2022
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Financial instruments owned, at fair value—Domestic government debt	$31,703	$—	$—	$—	$31,703
Financial instruments owned, at fair value—Foreign government debt	—	5,906	—	—	5,906
Financial instruments owned, at fair value—Equities	567	—	—	—	567
Financial instruments owned, at fair value—Corporate bonds	—	270	—	—	270
Forwards	—	29	—	(1)	28
FX swaps	—	13,257	—	(3,148)	10,109
Futures	—	107,721	—	(106,895)	826
Interest rate swaps	—	483	—	(478)	5
Total	$32,270	$127,666	$—	$(110,522)	$49,414

	Liabilities at Fair Value at September 30, 2022
	Level 1	Level 2	Level 3	Netting and Collateral	Total
FX swaps	$—	$10,658	$—	$(3,148)	$7,510
Forwards	—	618	—	(1)	617
Futures	—	106,895	—	(106,895)	—
Interest rate swaps	—	478	—	(478)	—
Contingent consideration	—	—	22,729	—	22,729
Total	$—	$118,649	$22,729	$(110,522)	$30,856

	Assets at Fair Value at December 31, 2021
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Financial instruments owned, at fair value—Domestic government debt	$30,956	$—	$—	$—	$30,956
Financial instruments owned, at fair value—Foreign government debt	—	9,647	—	—	9,647
Financial instruments owned, at fair value—Equities	641	—	—	—	641
FX/commodities options	—	—	—	—	—
Forwards	—	452	—	(60)	392
FX swaps	—	3,025	—	(538)	2,487
Futures	—	70,497	—	(70,497)	—
Total	$31,597	$83,621	$—	$(71,095)	$44,123

	Liabilities at Fair Value at December 31, 2021
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Futures	$—	$71,437	$—	$(70,497)	$940
FX swaps	—	2,028	—	(538)	1,490
Forwards	—	479	—	(60)	419
Contingent consideration	—	—	29,756	—	29,756
Total	$—	$73,944	$29,756	$(71,095)	$32,605
Level 3 Financial Liabilities
Changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended September 30, 2022 were as follows (in thousands):

							Unrealized (gains) losses for the period included in:
	Opening Balance at July 1, 2022	Total realized and unrealized (gains) losses included in Net income (loss)¹	Unrealized (gains) losses included in Other comprehensive income (loss)²	Purchases/ Issuances	Sales/ Settlements	Closing Balance at September 30, 2022	Net income (loss) on Level 3 Assets / Liabilities Outstanding at September 30, 2022	Other comprehensive income (loss) on Level 3 Assets / Liabilities Outstanding at September 30, 2022
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$22,791	$(62)	$—	$—	$—	$22,729	$(62)	$—
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

Changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended September 30, 2021 were as follows (in thousands):

							Unrealized (gains) losses for the period included in:
	Opening Balance at July 1, 2021	Total realized and unrealized (gains) losses included in Net income (loss)¹	Unrealized (gains) losses included in Other comprehensive income (loss)²	Purchases/ Issuances	Sales/ Settlements	Closing Balance at September 30, 2021	Net income (loss) on Level 3 Assets / Liabilities Outstanding at September 30, 2021	Other comprehensive income (loss) on Level 3 Assets / Liabilities Outstanding at September 30, 2021
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$32,975	$74	$—	$—	$(5,565)	$27,484	$74	$—
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
Changes in Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2022 were as follows (in thousands):

							Unrealized (gains) losses for the period included in:
	Opening Balance at January 1, 2022	Total realized and unrealized (gains) losses included in Net income (loss)¹	Unrealized (gains) losses included in Other comprehensive income (loss)²	Purchases/ Issuances	Sales/ Settlements	Closing Balance at September 30, 2022	Net income (loss) on Level 3 Assets / Liabilities Outstanding at September 30, 2022	Other comprehensive income (loss) on Level 3 Assets / Liabilities Outstanding at September 30, 2022
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$29,756	$(516)	$—	$—	$(6,511)	$22,729	$(516)	$—
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

Changes in Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2021 were as follows (in thousands):

							Unrealized (gains) losses for the period included in:
	Opening Balance at January 1, 2021	Total realized and unrealized (gains) losses included in Net income (loss)¹	Unrealized (gains) losses included in Other comprehensive income (loss)²	Purchases/ Issuances	Sales/ Settlements	Closing Balance at September 30, 2021	Net income (loss) on Level 3 Assets / Liabilities Outstanding at September 30, 2021	Other comprehensive income (loss) on Level 3 Assets / Liabilities Outstanding at September 30, 2021
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$39,791	$2,013	$—	$—	$(14,320)	$27,484	$2,013	$—
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
Quantitative Information About Level 3 Fair Value Measurements on a Recurring Basis
The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value as of September 30, 2022
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
				Discount rate[1]	6.8%-10.3%	9.9%

Contingent consideration	$—	$22,729	Present value of expected payments	Probability of meeting earnout and contingencies	5%-100%	70.1%[2]
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
Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of September 30, 2022 and December 31, 2021, the present value of expected payments related to the Company’s contingent consideration was $22.7 million and $29.8 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, would be $33.2 million and $40.6 million, as of September 30, 2022 and December 31, 2021, respectively.
Fair Value Measurements on a Non-Recurring Basis
Pursuant to the recognition and measurement guidance for equity investments, effective January 1, 2018, equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. The Company applied the measurement alternative to equity securities with the fair value of $83.9 million and $82.0 million, which were included in “Other assets” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition as of September 30, 2022 and December 31, 2021, respectively. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.
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
For the three months ended September 30, 2022 and 2021, Cantor’s share of the net profit in Tower Bridge was $0.2 million and $0.7 million, respectively. For the nine months ended September 30, 2022 and 2021, Cantor’s share of the net profit in Tower Bridge was $6 thousand and $1.3 million, respectively. This net profit is included as part of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited Condensed Consolidated Statements of Operations.
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
For the three months ended September 30, 2022 and 2021, the Company recognized related party revenues of $3.9 million and $3.5 million, respectively, for the services provided to Cantor. For the nine months ended September 30, 2022 and 2021, the Company recognized related party revenues of $10.8 million and $11.5 million, respectively, for the services provided to Cantor. These revenues are included as part of “Fees from related parties” in the Company’s unaudited Condensed Consolidated Statements of Operations.
In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an administrative services agreement whereby certain employees of Cantor are deemed leased employees of the Company. For the three months ended September 30, 2022 and 2021, the Company was charged $20.3 million and $18.7 million, respectively, for the services provided by Cantor and its affiliates, of which $13.7 million and $13.0 million, respectively, were to cover compensation to leased employees for these periods. For the nine months ended September 30, 2022 and 2021, the Company was charged $61.8 million and $60.0 million, respectively, for the services provided by Cantor and its affiliates, of which $43.5 million and $44.4 million, respectively, were to cover compensation to leased employees for these periods. The fees charged by Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited

Condensed Consolidated Statements of Operations. The fees charged by Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited Condensed Consolidated Statements of Operations.
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
As part of the purchase of the Futures Exchange Group, Cantor has agreed to indemnify the Company for certain expenses arising at the Futures Exchange Group up to a maximum of $1.0 million. As of September 30, 2022 and December 31, 2021, the Company had recorded assets of $1.0 million and $0.4 million, respectively, in the Company’s unaudited Condensed Consolidated Statements of Financial Condition for this indemnity.
In addition, the Futures Exchange Group received capital contributions from Cantor of $5.3 million for the year ended December 31, 2021. These capital contributions were made prior to BGC's acquisition of the Futures Exchange Group. There were no capital contributions received from Cantor by the Futures Exchange Group for the three and nine months ended September 30, 2022.
Newmark Spin-Off
The Separation and Distribution Agreement sets forth the agreements among BGC, Cantor, Newmark and their respective subsidiaries. For additional information, see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” herein and Note 1—“Organization and Basis of Presentation,” Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” and Note 14—“Related Party Transactions” to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Other Agreements with Cantor
The Company is authorized to enter into short-term arrangements with Cantor to cover any delivery failures in connection with U.S. Treasury securities transactions and to share equally in any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of September 30, 2022, Cantor facilitated $1.0 million in Repurchase Agreements between the Company and Cantor. As of December 31, 2021, Cantor had not facilitated any Repurchase Agreements between the Company and Cantor.
To more effectively manage the Company’s exposure to changes in FX rates, the Company and Cantor have agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to FX currency hedging between the Company and Cantor. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of the Company and Cantor is utilized to determine the shares of profit or loss allocated to each for the period. For the three months ended September 30, 2022 and 2021, the Company recognized its share of FX gains of $1.6 million and $0.2 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company recognized its share of FX gains of $3.6 million and $0.2 million, respectively. These gains are included as part of “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Pursuant to the separation agreement relating to the Company’s acquisition of certain BGC businesses from Cantor in 2008, Cantor has a right, subject to certain conditions, to be the Company’s customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use market data from the Company without any cost. Any future related-party transactions or arrangements between the Company and Cantor are subject to the prior approval by the Audit Committee. During the three months ended September 30, 2022 and 2021, the Company recorded revenues from Cantor entities of $0.1 million and $24 thousand, respectively, related to commissions paid to the Company by Cantor. For the nine months ended September 30, 2022 and 2021, the Company recorded revenues from Cantor entities of $0.3 million and $0.1 million, respectively, related to commissions paid to the Company by Cantor. These revenues are included as part of “Commissions” in the Company’s unaudited Condensed Consolidated Statements of Operations.
The Company and Cantor are authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.
In August 2013, the Audit Committee authorized the Company to invest up to $350.0 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used by the Company from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including policies related to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of both September 30, 2022 and December 31, 2021, the Company did not have any investments in the program.
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
On November 23, 2018, in the Class B Issuance, BGC Partners issued 10.3 million shares of BGC Partners Class B common stock to Cantor and 0.7 million shares of BGC Partners Class B common stock to CFGM, in each case in exchange for shares of BGC Class A common stock owned by Cantor and CFGM, respectively, on a one-to-one basis pursuant to the Exchange Agreement. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Partners by Cantor or CFGM for the Class B Issuance. Following this exchange, Cantor and its affiliates have the right to exchange under the Exchange Agreement up to an aggregate of 23.6 million shares of BGC Class A common stock, now owned or subsequently acquired, or its Cantor units in BGC Holdings, into shares of BGC Class B common stock. As of September 30, 2022, Cantor and CFGM did not own any shares of BGC Class A common stock.
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
On March 19, 2018, the Company entered into the BGC Credit Agreement with Cantor. The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the previous Credit Facility between BGC and an affiliate of Cantor. On August 6, 2018, the Company entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that could be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2023, after which the maturity date of the BGC Credit

Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of both September 30, 2022 and December 31, 2021, there were no borrowings by BGC or Cantor outstanding under this Agreement. The Company did not record any interest expense related to the Agreement for the three and nine months ended September 30, 2022 and 2021.
As part of the Company’s cash management process, the Company may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of both September 30, 2022 and December 31, 2021, the Company had no reverse repurchase agreements outstanding.
Receivables from and Payables to Related Broker-Dealers
Amounts due to or from Cantor and Freedom, one of the Company’s equity method investments, are for transactional revenues under a technology and services agreement with Freedom, as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. As of September 30, 2022 and December 31, 2021, the Company had receivables from Freedom of $1.6 million and $1.4 million, respectively. As of September 30, 2022 and December 31, 2021, the Company had $10.1 million and $2.5 million, respectively, in receivables from Cantor related to open derivative contracts. As of September 30, 2022 and December 31, 2021, the Company had $8.1 million and $1.5 million, respectively, in payables to Cantor related to open derivative contracts. As of September 30, 2022, the Company had $504.8 million in payables to Cantor related to fails and pending trades. As of December 31, 2021, the Company did not have any receivables from and payables to Cantor related to fails and pending trades.
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
As of September 30, 2022 and December 31, 2021, the aggregate balance of employee loans, net, was $313.8 million and $287.0 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. Compensation expense for the above-mentioned employee loans for the three months ended September 30, 2022 and 2021 was $10.7 million and $11.1 million, respectively. Compensation expense for the above-mentioned employee loans for the nine months ended September 30, 2022 and 2021 was $35.1 million and $45.7 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Interest income on the above-mentioned employee loans for the three months ended September 30, 2022 and 2021 was $1.7 million and $2.0 million, respectively. Interest income on the above-mentioned employee loans for the nine months ended September 30, 2022 and 2021 was $5.2 million and $7.5 million, respectively. The interest income related to these employee loans is included as part of “Interest and dividend income” in the Company’s unaudited Condensed Consolidated Statements of Operations.
CEO Program and Other Transactions with CF&Co
As discussed in Note 7—“Stock Transactions and Unit Redemptions,” the Company entered into both the March 2018 Sales Agreement and the August 2022 Sales Agreement with CF&Co, as the Company’s sales agent under the CEO Program. The March 2018 Sales Agreement expired in September 2021. During both the three and nine months ended September 30, 2022 and 2021, the Company did not sell any shares of Class A common stock under the March 2018 Sales Agreement or the August 2022 Sales Agreement. For both the three and nine months ended September 30, 2022 and 2021, the Company was not charged for services provided by CF&Co related to the CEO Program with CF&Co. The net proceeds of any shares sold would be included as part of “Additional paid-in capital” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition.

The Company has engaged CF&Co and affiliates to act as financial advisors in connection with one or more third-party business combination transactions as requested by the Company on behalf of its affiliates from time to time on specified terms, conditions and fees. The Company may pay finders’, investment banking or financial advisory fees to broker-dealers, including, but not limited to, CF&Co and its affiliates, from time to time in connection with certain business combination transactions, and, in some cases, the Company may issue shares of BGC Class A common stock in full or partial payment of such fees.
On October 3, 2014, management was granted approval by the Board and Audit Committee to enter into stock loan transactions with CF&Co utilizing equities securities. Such stock loan transactions will bear market terms and rates. As of September 30, 2022, and December 31, 2021, the Company did not have any Securities loaned transactions with CF&Co. Securities loaned transactions are included in “Securities loaned” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes. In connection with this issuance of the 5.125% Senior Notes, the Company recorded $0.5 million in underwriting fees payable to CF&Co. These fees were recorded as a deduction from the carrying amount of the debt liability, which was amortized as interest expense over the term of the notes. Cantor tendered $15.0 million of such senior notes in the tender offer for the 5.125% Senior Notes completed on August 14, 2020. The 5.125% Senior Notes matured on May 27, 2021.
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
On June 11, 2020, the Company’s Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by the Company of up to $50.0 million of Company Debt Securities. Repurchases of Company Debt Securities, if any, are expected to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption. Under the authorization, the Company may make repurchases of Company Debt Securities for cash from time to time in the open market or in privately negotiated transactions upon such terms and at such prices as management may determine. Additionally, the Company is authorized to make any such repurchases of Company Debt Securities through CF&Co (or its affiliates), in its capacity as agent or principal, or such other broker-dealers as management shall determine to utilize from time to time, and such repurchases shall be subject to brokerage commissions which are no higher than standard market commission rates. As of September 30, 2022, the Company had $50.0 million remaining under its debt repurchase authorization.
On July 10, 2020, the Company issued an aggregate of $300.0 million principal amount of 4.375% Senior Notes. In connection with this issuance of the 4.375% Senior Notes, the Company recorded $0.2 million in underwriting fees payable to CF&Co. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor purchased $14.5 million of such senior notes and still held such notes as of September 30, 2022.
Under rules adopted by the CFTC, all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the NFA and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered FCM. From time to time, the Company’s foreign-based brokers engage in interest rate swap transactions with U.S.-based counterparties, and, therefore, the Company is subject to the CFTC requirements. Mint Brokers has entered into guarantees on behalf of the Company, and the Company is required to indemnify Mint Brokers for the amounts, if any, paid by Mint Brokers on behalf of the Company pursuant to this arrangement. Effective April 1, 2020, these guarantees were transferred to Mint Brokers from CF&Co. During both the three months ended September 30, 2022 and 2021, the Company recorded fees of $31 thousand, respectively, related to these guarantees. During both the nine months ended September 30, 2022 and 2021, the Company recorded fees of $0.1 million with respect to these guarantees. These fees were included in “Fees to related parties” in the Company’s unaudited Condensed Consolidated Statements of Operations.

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
As of September 30, 2022, there were 0.4 million FPUs in BGC Holdings remaining, which BGC Holdings had the right to redeem or exchange and with respect to which Cantor will have the right to purchase an equivalent number of Cantor units following such redemption or exchange.
Cantor Aurel Revenue Sharing Agreement
On June 24, 2021, the Board and Audit Committee authorized our French subsidiary, Aurel BGC SAS, to enter into a revenue sharing agreement pursuant to which Cantor shall provide services to Aurel to support Aurel’s investment banking activities with respect to special purpose acquisition companies. The services provided by Cantor to Aurel in support of such SPAC Investment Banking Activities shall include referral of clients, structuring advice, financial advisory services, referral of investors, deal execution services, and other advisory services in support of Aurel’s SPAC Investment Banking Activities pursuant to its French investment services license. As compensation, Cantor shall receive a revenue share of 80% of Aurel’s net revenue attributable to SPAC Investment Banking Activities. The term of the revenue sharing agreement was for an initial period of 12 months, which automatically renews each year unless either party provides notice of termination at least three months prior to the anniversary. Aurel is also authorized to serve as bookrunner, underwriter or advisor in connection with French SPACs which are sponsored by Cantor at market rates for such services. For both the three and nine months ended September 30, 2022 and 2021, Aurel had no revenue or fees payable to Cantor attributable to SPAC Investment Banking Activities.
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
On April 8, 2021, the Compensation Committee approved the repurchase by the Company on April 23, 2021 of 123,713 exchangeable BGC Holdings LPU-NEWs held by Mr. Windeatt at the price of $5.65, which was the closing price of BGC Class A common stock on April 23, 2021, and the redemption of 28,477 exchangeable BGC Holdings PLPU-NEWs held by Mr. Windeatt for $178,266, less applicable taxes and withholdings.

On April 8, 2021, the Compensation Committee approved the repurchase by the Company of the remaining 62,211 exchangeable BGC Holdings LPUs held by Mr. Windeatt that were granted exchangeability on March 2, 2020 at the price of $5.38, the closing price of BGC Class A common stock on April 8, 2020.
On April 28, 2021, the Compensation Committee approved an additional monetization opportunity for Mr. Merkel. Effective April 29, 2021, 108,350 of Mr. Merkel’s 273,612 non-exchangeable BGC Holdings PSUs were redeemed for zero, 101,358 of Mr. Merkel’s 250,659 non- exchangeable BGC Holdings PPSUs were redeemed for a cash payment of $575,687, and 108,350 shares of BGC Class A common stock were issued to Mr. Merkel. On April 29, 2021, the 108,350 shares of BGC Class A common stock were repurchased from Mr. Merkel at the closing price of the BGC Class A common stock on that date, under the Company's stock buyback program.
On June 28, 2021, (i) the Company exchanged 520,380 exchangeable LPUs held by Mr. Lutnick at the price of $5.86, which was the closing price of BGC Class A common stock on June 28, 2021, for 520,380 shares of BGC Class A common stock, less applicable taxes and withholdings, resulting in the delivery of 365,229 net shares of BGC Class A common stock to Mr. Lutnick, and in connection with the exchange of these 520,380 exchangeable LPUs, 425,765 exchangeable PLPUs were redeemed for a cash payment of $1,525,705 towards taxes; (ii) 88,636 non-exchangeable LPUs were redeemed for zero, and in connection therewith the Company issued Mr. Lutnick 88,636 shares of BGC Class A common stock, less applicable taxes and withholdings, resulting in the delivery of 41,464 net shares of BGC Class A common stock to Mr. Lutnick; and (iii) 1,131,774 H Units held by Mr. Lutnick were redeemed for 1,131,774 HDUs with a capital account of $7,017,000, and in connection with the redemption of these 1,131,774 H Units, 1,018,390 Preferred H Units were redeemed for $7,983,000 for taxes.
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
On March 14, 2022, the Compensation Committee approved the grant of exchange rights to Mr. Windeatt with respect to 135,514 non-exchangeable BGC Holdings LPU-NEWs and 27,826 non-exchangeable PLPU-NEWs (at the average determination price of $4.84 per unit). On August 11, 2022, the Company repurchased 135,514 exchangeable BGC Holdings LPU-NEWs held by Mr. Windeatt at the price of $4.08 per unit, which was the closing price of BGC Class A common stock on August 11, 2022, and redeemed 27,826 exchangeable PLPU-NEWs held by Mr. Windeatt for $134,678, less applicable taxes and withholdings.
Transactions with the Relief Funds
During the year ended December 31, 2015, the Company committed to make charitable contributions to the Cantor Fitzgerald Relief Fund in the amount of $40.0 million, which was included in “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations for the year ended December 31, 2015 and “Accounts payable, accrued and other liabilities” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. As of September 30, 2022, the Company did not have any remaining liability associated with this commitment, and as of December 31, 2021, the remaining liability associated with this commitment was $1.7 million.
As of September 30, 2022 and December 31, 2021, the Company had an additional liability to the Cantor Fitzgerald Relief Fund and The Cantor Foundation (UK) for $12.2 million and $8.3 million, respectively, which included $6.4 million and $7.2 million of additional expense taken in September 2022 and 2021, respectively, above the original $40.0 million commitment.
Other Transactions
As of December 31, 2021, BGC recognized $8.3 million, payable to Newmark, which is included as part of' “Payables to related parties” and “Accounts payable, accrued and other liabilities”, respectively, in the Company's unaudited Condensed Consolidated Statements of Financial Condition. The payable was a result of taxes paid by Newmark on its share of taxable income which were included as part of the Company's consolidated tax return in the periods prior to the Spin-Off. BGC repaid the $8.3 million tax payment to Newmark during the first three months ended March 31, 2022. There was no outstanding payable to Newmark as of September 30, 2022.
The Company is authorized to enter into loans, investments or other credit support arrangements for Aqua, an alternative electronic trading platform that offers new pools of block liquidity to the global equities markets; such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. On February 15, 2022 and February 25, 2021, the Board and Audit Committee increased the authorized amount by an additional $1.0 million and $1.0 million, respectively, to an aggregate of $21.2 million. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. Aqua is 51% owned by Cantor and 49% owned by the Company. Aqua is accounted for under the equity method. During the three months ended September 30, 2022 and 2021, the Company made $0.1 million and $0.2 million, respectively, in contributions to Aqua. During the nine months ended September 30, 2022 and 2021, the Company made $0.6 million and $0.9 million, respectively, in contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
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
During the three and nine months ended September 30, 2022, Lucera did not recognize any related party revenues from Cantor. During the three and nine months ended September 30, 2021, Lucera recognized $0.1 million and $0.3 million, respectively, in related party revenues from Cantor. These revenues are included in “Data, software and post-trade” in the Company’s unaudited Condensed Consolidated Statements of Operations.
BGC Sublease From Newmark
In May 2020, BGC U.S. OpCo entered into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark, which sublease was approved by the Audit Committee. The deal was a one-year sublease of approximately 21,000 rentable square feet in New York City. Under the terms of the sublease, BGC U.S. OpCo paid a fixed rent amount of $1.1 million in addition to all operating and tax expenses attributable to the lease. In May 2021, the sublease was amended to provide for a rate of $15 thousand per month based on the size of utilized space, with terms extending on a month-to-month basis, and expiring on December 31, 2021. In connection with the sublease, BGC U.S. OpCo paid $0.1 million and $0.5 million, for the three and nine months ended September 30, 2021, respectively.
14.    Investments
Equity Method Investments
The carrying value of the Company’s equity method investments was $36.1 million as of September 30, 2022 and $32.8 million as of December 31, 2021, and is included in “Investments” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
The Company recognized gains of $3.2 million and $1.8 million related to its equity method investments for the three months ended September 30, 2022 and 2021, respectively. The Company recognized gains of $8.8 million and $4.6 million related to its equity method investments for the nine months ended September 30, 2022 and 2021, respectively. The Company’s share of the net gains or losses is reflected in “Gains (losses) on equity method investments” in the Company’s unaudited Condensed Consolidated Statements of Operations.
For the three and nine months ended September 30, 2022 and 2021, the Company did not record impairment charges related to existing equity method investments. The Company did not sell any equity method investments during the three and nine months ended September 30, 2022. The Company did not sell any equity method investments during the three months ended September 30, 2021. The Company sold part of an equity method investment with a fair value of $3.8 million during the nine months ended September 30, 2021.
See Note 13—“Related Party Transactions,” for information regarding related party transactions with unconsolidated entities included in the Company’s unaudited Condensed Consolidated Financial Statements.
Investments Carried Under Measurement Alternative
The Company has acquired equity investments for which it did not have the ability to exert significant influence over operating and financial policies of the investees. These investments are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. The carrying value of these investments as of September 30, 2022 and December 31, 2021 was $0.2 million, respectively, and they are included in “Investments” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. The Company did not recognize any gains, losses, or impairments relating to investments carried under the measurement alternative for both the three and nine months ended September 30, 2022 and 2021.
In addition, the Company owns membership shares, which are included in “Other assets” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition as of September 30, 2022 and December 31, 2021. These equity investments are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. The Company did not recognize unrealized gains (losses) during the three months ended September 30, 2022. The Company recognized $1.9 million of unrealized gains to reflect observable transactions for these shares during the nine months ended September 30, 2022. The Company recognized $0.2 million and $0.1 million of unrealized gains to reflect observable transactions for these shares during both the three and nine months ended September 30, 2021, respectively. The unrealized gains (losses) are reflected in “Other income (loss)” in the Company’s unaudited Condensed Consolidated Statements of Operations.
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
The following table sets forth the Company’s investment in its unconsolidated VIEs and the maximum exposure to loss with respect to such entities (in thousands):

	September 30, 2022		December 31, 2021
	Investment	Maximum Exposure to Loss	Investment	Maximum Exposure to Loss
Variable interest entities¹	$2,327	$3,307	$1,159	$2,139
____________________________
1The Company has entered into a subordinated loan agreement with Aqua, whereby the Company agreed to lend the principal sum of $980 thousand. The Company’s maximum exposure to loss with respect to its unconsolidated VIEs includes the sum of its equity investments in its unconsolidated VIEs and the $980 thousand subordinated loan to Aqua.
Consolidated VIE
The Company invested in a limited liability company that is focused on developing a proprietary trading technology. The limited liability company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $7.5 million and $6.8 million as of September 30, 2022 and December 31, 2021, respectively, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $1.7 million and $1.3 million as of September 30, 2022 and December 31, 2021, respectively. The Company’s exposure to economic loss on this VIE was $4.4 million and $4.5 million as of September 30, 2022 and December 31, 2021.

15.    Fixed Assets, Net
Fixed assets, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Computer and communications equipment	$100,527	$96,472
Software, including software development costs	309,627	280,540
Leasehold improvements and other fixed assets	97,086	105,362
	507,240	482,374
Less: accumulated depreciation and amortization	(325,161)	(292,262)
Fixed assets, net	$182,079	$190,112
Depreciation expense was $5.4 million and $6.0 million for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense was $16.4 million and $18.9 million for the nine months ended September 30, 2022 and 2021, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s unaudited Condensed Consolidated Statements of Operations.
The Company has $5.4 million and $6.2 million of asset retirement obligations related to certain of its leasehold improvements as of September 30, 2022 and December 31, 2021, respectively. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit adjusted risk-free interest rate in effect when the liability was initially recognized.
For the three months ended September 30, 2022 and 2021, software development costs totaling $12.6 million and $7.8 million, respectively, were capitalized. Amortization of software development costs totaled $9.5 million and $9.3 million for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, software development costs totaling $35.1 million and $31.7 million, respectively, were capitalized. Amortization of software development costs totaled $27.7 million and $26.0 million for the nine months ended September 30, 2022 and 2021, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Impairment charges of $0.3 million and $0.6 million were recorded for the three months ended September 30, 2022 and 2021, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges of $5.6 million and $3.7 million were recorded for the nine months ended September 30, 2022 and 2021, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s unaudited Condensed Consolidated Statements of Operations.
16.    Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill
Balance at December 31, 2021	$486,919
Cumulative translation adjustment	102
Balance at September 30, 2022	$487,021
For additional information on Goodwill, see Note 4—“Acquisitions.”
Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets.

Other intangible assets consisted of the following (in thousands, except weighted-average remaining life):

	September 30, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$173,273	$70,630	$102,643	9.5
Technology	23,997	23,997	—	N/A
Noncompete agreements	19,818	19,031	787	4.2
Patents	11,307	10,375	932	3.1
All other	17,462	7,086	10,376	8.5
Total definite life intangible assets	245,857	131,119	114,738	9.3
Indefinite life intangible assets:
Trade names	79,570	—	79,570	N/A
Licenses	2,242	—	2,242	N/A
Total indefinite life intangible assets	81,812	—	81,812	N/A
Total	$327,669	$131,119	$196,550	9.3

	December 31, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$173,786	$61,571	$112,215	10.1
Technology	23,997	23,427	570	0.2
Noncompete agreements	19,820	18,891	929	4.9
Patents	10,861	10,265	596	2.6
All other	17,269	5,738	11,531	9.0
Total definite life intangible assets	245,733	119,892	125,841	9.9
Indefinite life intangible assets:
Trade names	79,570	—	79,570	N/A
Licenses	2,336	—	2,336	N/A
Total indefinite life intangible assets	81,906	—	81,906	N/A
Total	$327,639	$119,892	$207,747	9.9
Intangible amortization expense was $3.7 million and $5.0 million for the three months ended September 30, 2022 and 2021, respectively. Intangible amortization expense was $11.7 million and $18.6 million for the nine months ended September 30, 2022 and 2021, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations. There were no impairment charges for the Company’s definite and indefinite life intangibles for the three and nine months ended September 30, 2022 and 2021.
The estimated future amortization expense of definite life intangible assets as of September 30, 2022 is as follows (in millions):

2022	$3.6
2023	14.6
2024	14.6
2025	14.6
2026	14.2
2027 and thereafter	53.1
Total	$114.7

17.    Notes Payable, Other and Short-Term Borrowings
Notes payable, other and short-term borrowings consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
5.375% Senior Notes due July 24, 2023	$448,910	$447,911
3.750% Senior Notes due October 1, 2024	298,350	297,731
4.375% Senior Notes due December 15, 2025	298,009	297,547
Collateralized borrowings	4,863	9,642
Total Notes payable and other borrowings	1,050,132	1,052,831
Short-term borrowings	1,850	3,584
Total Notes payable, other and short-term borrowings	$1,051,982	$1,056,415
Unsecured Senior Revolving Credit Agreement
On November 28, 2018, the Company entered into the Revolving Credit Agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, which replaced the existing committed unsecured senior revolving credit agreement. The maturity date of the Revolving Credit Agreement was November 28, 2020, and the maximum revolving loan balance was $350.0 million. Borrowings under this Revolving Credit Agreement bore interest at either LIBOR or a defined base rate plus additional margin. On December 11, 2019, the Company entered into an amendment to the Revolving Credit Agreement. Pursuant to the amendment, the maturity date was extended to February 26, 2021. On February 26, 2020, the Company entered into a second amendment to the Revolving Credit Agreement, pursuant to which, the maturity date was extended by two years to February 26, 2023. There was no change to the interest rate or the maximum revolving loan balance. On March 10, 2022, the Company entered into an amendment and restatement of the senior unsecured revolving credit agreement, pursuant to which, the maturity date was extended to March 10, 2025, the size of the credit facility was increased to $375.0 million, and borrowings under this agreement will bear interest based on either SOFR or a defined base rate plus additional margin. As of September 30, 2022 and December 31, 2021, there were no borrowings outstanding under the Revolving Credit Agreement. The Company recorded interest expense related to the Revolving Credit Agreement of $0.6 million and $1.6 million for the three months ended September 30, 2022 and 2021, respectively. The Company recorded interest expense related to the Revolving Credit Agreement of $1.7 million and $2.7 million for the nine months ended September 30, 2022 and 2021, respectively.
Senior Notes
The Company’s Senior Notes are recorded at amortized cost. The carrying amounts and estimated fair values of the Company’s Senior Notes were as follows (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.375% Senior Notes due July 24, 2023	$448,910	$449,432	$447,911	$475,857
3.750% Senior Notes due October 1, 2024	298,350	287,091	297,731	312,105
4.375% Senior Notes due December 15, 2025	298,009	279,628	297,547	320,490
Total	$1,045,269	$1,016,151	$1,043,189	$1,108,452
The fair values of the Senior Notes were determined using observable market prices as these securities are traded, and based on whether they are deemed to be actively traded, the 5.375% Senior Notes, the 3.750% Senior Notes, and the 4.375% Senior Notes are considered Level 2 within the fair value hierarchy.
5.125% Senior Notes
On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes, which matured on May 27, 2021. The 5.125% Senior Notes were general senior unsecured obligations of the Company. The 5.125% Senior Notes bore interest at a rate of 5.125% per year, payable in cash on May 27 and November 27 of each year, commencing November 27, 2016 and ending on the maturity date. Prior to maturity, on August 5, 2020, the Company commenced a cash tender offer for any and all $300.0 million outstanding aggregate principal amount of its 5.125% Senior Notes. On August 11, 2020, the Company’s cash tender offer expired at 5:00 p.m., New York City time. As of the expiration time, $44.0 million aggregate principal amount of the 5.125% Senior Notes were validly tendered. These notes were redeemed on the settlement date of August 14, 2020. On May 27, 2021, BGC repaid the remaining $256.0 million principal plus accrued interest on its 5.125% Senior Notes. The Company did not record any interest expense related to the 5.125% Senior Notes for the three and nine months ended September 30, 2022. The Company did not record any interest expense related to the 5.125% Senior Notes for the three months ended September 30, 2021. The Company recorded interest expense related to the 5.125% Senior Notes of $5.8 million for the nine months ended September 30, 2021.
5.375% Senior Notes
On July 24, 2018, the Company issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes. The 5.375% Senior Notes are general senior unsecured obligations of the Company. The 5.375% Senior Notes bear interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The 5.375% Senior Notes will mature on July 24, 2023. The Company may redeem some or all of the 5.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture related to the 5.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes was $444.2 million, net of the discount and debt issuance costs of $5.8 million. The issuance costs are amortized as interest expense, and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 5.375% Senior Notes as of September 30, 2022 was $448.9 million. The Company recorded interest expense related to the 5.375% Senior Notes of $6.4 million for each of the three months ended September 30, 2022 and 2021. The Company recorded interest expense related to the 5.375% Senior Notes of $19.1 million for each of the nine months ended September 30, 2022 and 2021.
3.750% Senior Notes
On September 27, 2019, the Company issued an aggregate of $300.0 million principal amount of 3.750% Senior Notes. The 3.750% Senior Notes are general unsecured obligations of the Company. The 3.750% Senior Notes bear interest at a rate of 3.750% per year, payable in cash on April 1 and October 1 of each year, commencing April 1, 2020. The 3.750% Senior Notes will mature on October 1, 2024. The Company may redeem some or all of the 3.750% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 3.750% Senior Notes was $296.1 million, net of discount and debt issuance costs of $3.9 million. The issuance costs will be amortized as interest expense, and the carrying value of the 3.750% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 3.750% Senior Notes was $298.4 million as of September 30, 2022. The Company recorded interest expense related to the 3.750% Senior Notes of $3.0 million for each of the three months ended September 30, 2022 and 2021. The Company recorded interest expense related to the 3.750% Senior Notes of $9.1 million for each of the nine months ended September 30, 2022 and 2021.
4.375% Senior Notes
On July 10, 2020, the Company issued an aggregate of $300.0 million principal amount of 4.375% Senior Notes. The 4.375% Senior Notes are general unsecured obligations of the Company. The 4.375% Senior Notes bear interest at a rate of 4.375% per year, payable in cash on June 15 and December 15 of each year, commencing December 15, 2020. The 4.375% Senior Notes will mature on December 15, 2025. The Company may redeem some or all of the 4.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices. If a “Change of Control Triggering Event” occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 4.375% Senior Notes was $296.8 million, net of discount and debt issuance costs of $3.2 million. The issuance costs will be amortized as interest expense, and the carrying value of the 4.375% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 4.375% Senior Notes was $298.0 million as of September 30, 2022. The Company recorded interest expense related to the 4.375% Senior Notes of $3.4 million for each of the three months ended September 30, 2022 and 2021. The Company recorded interest expense related to the 4.375% Senior Notes of $10.3 million for each of the nine months ended September 30, 2022 and 2021.

Collateralized Borrowings
On May 31, 2017, the Company entered into a $29.9 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.44% per year and matured on May 31, 2021, therefore there were no borrowings outstanding as of September 30, 2022 and December 31, 2021. The Company did not record any interest expense related to this arrangement for the three and nine months ended September 30, 2022. The Company did not record any interest expense related to this arrangement for the three months ended September 30, 2021. The Company recorded interest expense related to this arrangement of $40 thousand for the nine months ended September 30, 2021.
On April 8, 2019, the Company entered into a $15.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.77% and matures on April 8, 2023. As of September 30, 2022 and December 31, 2021, the Company had $3.0 million and $5.9 million, respectively, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of September 30, 2022 and December 31, 2021 was $24 thousand and $0.1 million, respectively. The Company recorded interest expense related to this arrangement of $30 thousand and $0.1 million for the three months ended September 30, 2022 and 2021, respectively. The Company recorded interest expense related to this arrangement of $0.1 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively.
On April 19, 2019, the Company entered into a $10.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.89% and matures on April 19, 2023. As of September 30, 2022 and December 31, 2021, the Company had $1.9 million and $3.8 million, respectively, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of September 30, 2022 and December 31, 2021 was $0.5 million and $1.0 million, respectively. The Company recorded interest expense related to this arrangement of $20 thousand and $45 thousand for the three months ended September 30, 2022 and 2021, respectively. The Company recorded interest expense related to this arrangement of $0.1 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively.
Short-Term Borrowings
On August 22, 2017, the Company entered into a committed unsecured loan agreement with Itau Unibanco S.A. The agreement provides for short-term loans of up to $3.7 million (BRL 20.0 million). The maturity date of this agreement is March 8, 2023. Borrowings under this agreement bear interest at the Brazilian Interbank offering rate plus 3.20%. As of September 30, 2022, there were $1.9 million (BRL 10.0 million) of borrowings outstanding under the agreement. As of December 31, 2021, there were no borrowings outstanding under this agreement. As of September 30, 2022, the interest rate was 17.00%. The Company recorded interest expense related to the agreement of $0.1 million for each of the three months ended September 30, 2022 and 2021. The Company recorded interest expense related to the agreement of $0.2 million for each of the nine months ended September 30, 2022 and 2021.
On August 23, 2017, the Company entered into a committed unsecured credit agreement with Itau Unibanco S.A. The agreement provided for an intra-day overdraft credit line up to $9.2 million (BRL 50.0 million). On August 20, 2021, the agreement was renegotiated, increasing the credit line to $11.1 million (BRL 60.0 million). The maturity date of the agreement is November 22, 2022. This agreement bears a fee of 1.35% per year. As of September 30, 2022 and December 31, 2021, there were no borrowings outstanding under this agreement. The Company recorded bank fees related to the agreement of $42 thousand and $35 thousand for the three months ended September 30, 2022 and 2021, respectively. The Company recorded bank fees related to the agreement of $0.1 million for each of the nine months ended September 30, 2022 and 2021, respectively.
On January 25, 2021, the Company entered into a committed unsecured loan agreement with Banco Daycoval S.A., which provided for short-term loans of up to $1.9 million (BRL 10.0 million) and was renegotiated on June 1, 2021. The amended agreement provided for short-term loans of up to $3.7 million (BRL 20.0 million). During September 2022, the borrowings under this agreement were repaid in full, and the loan was terminated on September 27, 2022. As of September 30, 2022, there were no borrowings outstanding under the agreement. As of December 31, 2021, there were $3.6 million (BRL 20.0 million) of borrowings outstanding under this agreement. Borrowings under this agreement bore interest at the Brazilian Interbank offering rate plus 3.66%. The Company recorded interest expense related to the agreement of $0.1 million and $0.2 million for the three and nine months ended September 30, 2022, respectively. The Company recorded interest expense related to the agreement of $48 thousand and $0.1 million for each of the three and nine months ended September 30, 2021, respectively.

18.    Compensation
The Compensation Committee may grant various equity-based awards, including RSUs, restricted stock, stock options, LPUs and shares of BGC Class A common stock. Upon vesting of RSUs, issuance of restricted stock, exercise of stock options and redemption/exchange of LPUs, the Company generally issues new shares of BGC Class A common stock.
On November 22, 2021, at the annual meeting of stockholders, the stockholders approved amendments to the Equity Plan to increase from 400 million to 500 million the aggregate number of shares of BGC Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. As of September 30, 2022, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 135.6 million shares.
The Company incurred compensation expense related to Class A common stock, LPUs and RSUs held by BGC employees as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Issuance of common stock and grants of exchangeability	$32,469	$47,177	$83,064	$86,253
Allocations of net income¹	3,492	6,943	11,916	19,420
LPU amortization	18,961	19,861	53,585	53,696
RSU amortization	2,808	4,509	13,174	10,906
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$57,730	$78,490	$161,739	$170,275
____________________________
1Certain LPUs generally receive quarterly allocations of net income, including the Preferred Distribution, and are generally contingent upon services being provided by the unit holders.
Limited Partnership Units
A summary of the activity associated with LPUs held by BGC employees is as follows (in thousands):

	BGC LPUs	Newmark LPUs[2]
Balance at December 31, 2021	112,115	11,051
Granted	20,653	—
Redeemed/exchanged units	(22,370)	(714)
Forfeited units	(895)	(64)
Balance at September 30, 2022	109,503	10,273
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

A summary of the BGC Holdings and Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

	BGC LPUs	Newmark LPUs
Regular Units	77,126	7,841
Preferred Units	32,377	2,432
Balance at September 30, 2022	109,503	10,273
Issuance of Common Stock and Grants of Exchangeability
Compensation expense related to the issuance of BGC or Newmark Class A common stock and grants of exchangeability on BGC Holdings and Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Issuance of common stock and grants of exchangeability	$32,469	$47,177	$83,064	$86,253
BGC LPUs held by BGC employees may become exchangeable or redeemed for BGC Class A common stock on a one-for-one basis, and Newmark LPUs held by BGC employees may become exchangeable or redeemed for a number of shares of Newmark Class A common stock equal to the number of limited partnership interests multiplied by the then-current Exchange Ratio. As of September 30, 2022, the Exchange Ratio was 0.9365.
A summary of the LPUs redeemed in connection with the issuance of BGC Class A common stock or Newmark Class A common stock (at the then-current Exchange Ratio) or granted exchangeability for BGC Class A common stock or Newmark Class A common stock (at the then-current Exchange Ratio) held by BGC employees is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
BGC Holdings LPUs	8,066	7,812	18,732	14,477
Newmark Holdings LPUs	142	358	489	961
Total	8,208	8,170	19,221	15,438
As of September 30, 2022 and December 31, 2021, the number of share-equivalent BGC LPUs exchangeable for shares of BGC Class A common stock at the discretion of the unit holder held by BGC employees was 1.4 million and 1.3 million, respectively. As of September 30, 2022 and December 31, 2021, the number of Newmark LPUs exchangeable into shares of Newmark Class A common stock at the discretion of the unit holder held by BGC employees (at the then-current Exchange Ratio) was 0.4 million and 0.4 million, respectively.
LPU Amortization
Compensation expense related to the amortization of LPUs held by BGC employees is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stated vesting schedule	$18,843	$19,880	$53,421	$53,655
Post-termination payout	118	(18)	164	41
LPU amortization	$18,961	$19,862	$53,585	$53,696
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

A summary of the outstanding LPUs held by BGC employees with a stated vesting schedule that do not receive quarterly allocations of net income is as follows (in thousands):

	September 30, 2022	December 31, 2021
BGC Holdings LPUs	42,938	42,754
Newmark Holdings LPUs	189	235
Aggregate estimated grant date fair value – BGC and Newmark Holdings LPUs	$184,484	$178,873
As of September 30, 2022, there was approximately $95.0 million of total unrecognized compensation expense related to unvested BGC and Newmark LPUs held by BGC employees with a stated vesting schedule that do not receive quarterly allocations of net income that is expected to be recognized over 1.87 years.
Compensation expense related to LPUs held by BGC employees with a post-termination pay-out amount, such as REUs, and/or a stated vesting schedule is recognized over the stated service period. These LPUs generally vest between two and five years from the date of grant. As of September 30, 2022, there were 0.7 million outstanding BGC LPUs with a post-termination payout, with a notional value of approximately $9.2 million and an aggregate estimated fair value of $4.7 million, and 0.1 million outstanding Newmark LPUs with a post-termination payout, with a notional value of approximately $0.6 million and an aggregate estimated fair value of $0.3 million. As of December 31, 2021, there were 1.3 million outstanding BGC LPUs with a post-termination payout, with a notional value of approximately $12.4 million and an aggregate estimated fair value of $7.4 million, and 0.1 million outstanding Newmark LPUs with a post-termination payout, with a notional value of approximately $0.8 million and an aggregate estimated fair value of $0.3 million.
Restricted Stock Units
Compensation expense related to RSUs held by BGC employees is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
RSU amortization	$2,808	$4,509	$13,174	$10,906
A summary of the activity associated with RSUs held by BGC employees and directors is as follows (RSUs and dollars in thousands):

	RSUs	Weighted- Average Grant Date Fair Value	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2021	11,034	$3.87	$42,756	2.27
Granted	6,231	4.39	27,372
Delivered	(4,380)	3.86	(16,901)
Forfeited	(972)	3.86	(3,750)
Balance at September 30, 2022	11,913	4.15	49,477	2.61
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
For the RSUs that vested during the three months ended September 30, 2022 and 2021, the Company withheld shares of BGC Class A common stock valued at $0.2 million and $26 thousand to pay taxes due at the time of vesting. For the RSUs that vested during the nine months ended September 30, 2022 and 2021, the Company withheld shares of BGC Class A common stock valued at $6.4 million and $3.8 million to pay taxes due at the time of vesting. As of September 30, 2022, there was approximately $43.6 million of total unrecognized compensation expense related to unvested RSUs held by BGC employees and directors that is expected to be recognized over a weighted-average period of 2.61 years.

Acquisitions
In connection with certain of its acquisitions, the Company has granted certain LPUs and RSUs, and other deferred compensation awards. As of September 30, 2022 and December 31, 2021, the aggregate estimated fair value of these acquisition-related LPUs and RSUs was $5.4 million and $8.9 million, respectively. As of September 30, 2022 and December 31, 2021, the aggregate estimated fair value of the deferred compensation awards was $21.9 million and $21.7 million, respectively. The liability for such acquisition-related LPUs and RSUs is included in “Accounts payable, accrued and other liabilities” on the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
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
During both the three and nine months ended September 30, 2022, 43 thousand and 47 thousand BGC or Newmark restricted shares held by BGC employees were forfeited in connection with this provision. During both the three and nine months ended September 30, 2021, 56 thousand and 140 thousand BGC or Newmark restricted shares held by BGC employees were forfeited in connection with this provision. During the three months ended September 30, 2022 and 2021, the Company released the restrictions with respect to 0.1 million and 0.6 million of such BGC shares held by BGC employees, respectively. During the nine months ended September 30, 2022 and 2021, the Company released the restrictions with respect to 0.2 million and 1.1 million of such BGC shares held by BGC employees, respectively. As of September 30, 2022 and December 31, 2021, there were 2.4 million and 2.6 million of such restricted BGC shares held by BGC employees outstanding, respectively. Additionally, during the three months ended September 30, 2022 and 2021, Newmark released the restrictions with respect to 25 thousand and 0.4 million, respectively, of restricted Newmark shares held by BGC employees. Additionally, during both the nine months ended September 30, 2022 and 2021, Newmark released the restrictions with respect to 0.1 million and 0.5 million, of restricted Newmark shares held by BGC employees. As of September 30, 2022 and December 31, 2021, there were 1.1 million and 1.2 million, respectively, of restricted Newmark shares held by BGC employees outstanding.
Deferred Compensation
The Company maintains a deferred cash award program, which provides for the grant of deferred cash incentive compensation to eligible employees. The Company may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period.
The total compensation expense recognized in relation to the deferred cash compensation awards for the three months ended September 30, 2022 and 2021 was $13 thousand and $32 thousand, respectively. The total compensation expense recognized in relation to the deferred cash compensation awards for the nine months ended September 30, 2022 and 2021 was $0.1 million and $0.3 million, respectively. As of September 30, 2022 and December 31, 2021, the total liability for the deferred cash compensation awards was $0.7 million and $0.8 million, respectively, which is included in “Accrued compensation” on the Company’s unaudited Condensed Consolidated Statements of Financial Condition. As of September 30, 2022, total unrecognized compensation cost related to deferred cash compensation, prior to the consideration of forfeitures, was approximately $0.1 million and is expected to be recognized over a weighted-average period of 2.55 years.
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
Letter of Credit Agreements
The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacts, that are used in lieu of margin and deposits with those clearing organizations. As of September 30, 2022 and December 31, 2021, the Company was contingently liable for $1.5 million and $1.8 million, respectively, under these letters of credit.
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
The Company did not record a reserve for a potential loss associated with Russia's Invasion of Ukraine during the three months ended September 30, 2022. During the nine months ended September 30, 2022, the Company recorded a $10.8 million reserve for a potential loss associated with Russia's Invasion of Ukraine, which is included in “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations, and which was recorded as part of the CECL reserve (see Note 25—“CECL” for additional information). In addition, the Company has determined that as of September 30, 2022, it is reasonably possible that the incremental exposure, when considering the market value of securities related to unsettled trades, resulting from Russia's Invasion of Ukraine could potentially be up to $1.4 million.
Insurance
The Company is self-insured for health care claims, up to a stop-loss amount for eligible participating employees and qualified dependents in the U.S., subject to deductibles and limitations. The Company’s liability for claims incurred but not reported is determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $0.6 million and $0.4 million in health care claims as of September 30, 2022 and December 31, 2021, respectively. The Company does not expect health care claims to have a material impact on its financial condition, results of operations, or cash flows.
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
Indemnifications
In connection with the acquisition of GFI, the Company has indemnified the directors and officers of GFI. As of September 30, 2022, no contingent liability has been recorded in the Company’s unaudited Condensed Consolidated Statements of Financial Condition for these indemnifications, as the potential for being required to make payments under these indemnifications is remote.
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
As of September 30, 2022 and December 31, 2021, the Company’s unrecognized tax benefits, excluding related interest and penalties, were $7.3 million and $4.4 million, respectively, of which the entire amounts, if recognized, would affect the effective tax rate. The Company is currently open to examination by tax authorities in U.S. federal, state and local jurisdictions and certain non-U.S. jurisdictions for tax years beginning 2017, 2009 and 2016, respectively. The Company is currently under examination by tax authorities in the U.S. Federal and certain state and local jurisdictions. The Company does not believe that the amounts of unrecognized tax benefits will materially change over the next 12 months.
The Company recognizes interest and penalties related to unrecognized tax benefits in “Provision (benefit) for income taxes” in the Company’s unaudited Condensed Consolidated Statements of Operations. As of September 30, 2022 and December 31, 2021, the Company had accrued $3.3 million and $2.5 million, respectively, for income tax-related interest and penalties.
21.    Regulatory Requirements
Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.
Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or FCMs subject to Rule 15c3-1 of the SEC and Rule 1.17 of the CFTC, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of September 30, 2022, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.
Certain U.K. and European subsidiaries of the Company are regulated by their national regulator, which include the FCA and L'Autorité des Marchés Financiers and must maintain financial resources (as defined by their national regulator) in excess of the total financial requirement (as defined by their national regulator). As of September 30, 2022, the U.K. and European subsidiaries had financial resources in excess of their requirements.
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
The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of September 30, 2022, the Company’s regulated subsidiaries held $652.0 million of net assets. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $331.0 million.
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
Geographic Information
The Company offers products and services in the U.K., U.S., Asia (including Australia), Other Europe, MEA, France, and Other Americas. Information regarding revenues is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
U.K.	$149,281	$193,704	$488,739	$646,496
U.S.	126,917	120,161	407,696	393,480
Asia	65,761	75,049	207,046	233,416
Other Europe/MEA	36,695	47,282	130,643	156,053
France	20,218	22,159	73,825	77,439
Other Americas	17,695	15,392	50,838	46,889
Total revenues	$416,567	$473,747	$1,358,787	$1,553,773
Information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; ROU assets; certain other investments; goodwill; other intangible assets, net of accumulated amortization; and rent and other deposits) in the geographic areas is as follows (in thousands):

	September 30, 2022	December 31, 2021
Long-lived assets:
U.S.	$782,694	$771,696
U.K.	380,126	412,767
Asia	77,009	73,779
Other Europe/MEA	53,109	47,888
Other Americas	17,327	16,032
France	12,575	16,996
Total long-lived assets	$1,322,840	$1,339,158
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
Product information regarding revenues is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Rates	$129,971	$128,508	$425,909	$426,775
FX	73,481	72,976	227,853	229,216
Energy and commodities	68,975	74,328	218,057	224,931
Credit	58,187	58,983	203,352	221,639
Equities	48,384	54,715	173,803	186,002
Insurance[1]	—	51,503	—	158,198
Total brokerage revenues	$378,998	$441,013	$1,248,974	$1,446,761
All other revenues	37,569	32,734	109,813	107,012
Total revenues	$416,567	$473,747	$1,358,787	$1,553,773
____________________________
1On November 1, 2021, we sold our Insurance Brokerage business to The Ardonagh Group (see Note 5—"Divestitures")
23.    Revenues from Contracts with Customers
The following table presents the Company’s total revenues separated between revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues from contracts with customers:
Commissions	$299,430	$367,016	$965,636	$1,192,004
Data, software, and post-trade	23,808	22,238	71,326	65,826
Fees from related parties	3,896	3,470	10,838	11,500
Other revenues	4,299	3,236	10,101	10,308
Total revenues from contracts with customers	331,433	395,960	1,057,901	1,279,638
Other sources of revenues:
Principal transactions	79,568	73,997	283,338	254,757
Interest and dividend income	4,110	3,042	15,506	17,535
Other revenues	1,456	748	2,042	1,843
Total revenues	$416,567	$473,747	$1,358,787	$1,553,773
See Note 3— “Summary of Significant Accounting Policies” in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021 for detailed information on the recognition of the Company’s revenues from contracts with customers.
Disaggregation of Revenue
See Note 22—“Segment, Geographic and Product Information,” for a further discussion on the allocation of revenues to geographic regions.

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
The Company had receivables related to revenues from contracts with customers of $297.0 million and $296.4 million at September 30, 2022 and December 31, 2021, respectively. The Company had no impairments related to these receivables during the three and nine months ended September 30, 2022 and 2021.
The Company’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at September 30, 2022 and December 31, 2021 was $12.4 million and $9.2 million, respectively.
During the three months ended September 30, 2022 and 2021, the Company recognized revenue of $7.8 million and $7.4 million, respectively, that was recorded as deferred revenue at the beginning of the period. During the nine months ended September 30, 2022 and 2021, the Company recognized revenue of $8.7 million and $9.0 million, respectively, that was recorded as deferred revenue at the beginning of the period.
Contract Costs
The Company capitalizes costs to fulfill contracts associated with different lines of its business where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
The Company did not have any capitalized costs to fulfill a contract as of September 30, 2022 and December 31, 2021.
24.    Leases
The Company, acting as a lessee, has operating leases and finance leases primarily relating to office space, data centers and office equipment. The leases have remaining lease terms of 0.1 years to 16.9 years some of which include options to extend the leases in 1 to 10 year increments for up to 15 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term, and variable lease expense not included in the lease payment measurement is recognized as incurred.
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
As of September 30, 2022, the Company did not have any leases that have not yet commenced but that create significant rights and obligations.
Supplemental information related to the Company’s operating and financing leases are as follows (in thousands):

	Classification in Unaudited Condensed Consolidated Statements of Financial Condition	September 30, 2022	December 31, 2021
Assets
Operating lease ROU assets	Other assets	$111,357	$136,252
Finance lease ROU assets	Fixed assets, net	$4,187	$2,893
Liabilities
Operating lease liabilities	Accounts payable, accrued and other liabilities	$144,170	$166,220
Finance lease liabilities	Accounts payable, accrued and other liabilities	$4,348	$2,985

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term
Operating leases (years)	10.0	10.8
Finance leases (years)	4.1	4.7
Weighted-average discount rate
Operating leases	4.9%	4.9%
Finance leases	3.7%	3.1%
The components of lease expense are as follows (in thousands):

	Classification in Unaudited Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Operating lease cost[1,2]	Occupancy and equipment	$10,634	$10,245	$27,094	$30,760
Finance lease cost
Amortization on ROU assets	Occupancy and equipment	$181	$27	$485	$45
Interest on lease liabilities	Interest expense	$27	$4	$70	$7
__________________________

1The Company recorded operating lease costs related to the Insurance brokerage business of $0.9 million and $3.1 million for three and nine months ended September 30, 2021.
2Short-term lease expense was not material for the three and nine months ended September 30, 2022 and 2021.

The following table shows the Company’s maturity analysis of its operating lease liabilities (in thousands):

	September 30, 2022
	Operating leases	Finance leases
2022 (excluding the nine months ended September 30, 2022)	$8,754	$423
2023	33,893	1,047
2024	28,303	1,047
2025	23,635	1,047
2026	18,082	889
Thereafter	106,403	260
Total	$219,070	$4,713
Interest	(74,900)	(365)
Total	$144,170	$4,348
The following table shows cash flow information related to lease liabilities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash paid for obligations included in the measurement of operating lease liabilities[1]	$10,766	$9,681	$28,330	$26,604
Cash paid for obligations included in the measurement of finance lease liabilities	$197	$30	$525	$50
1.The Company made payments for operating lease liabilities related to the Insurance brokerage business of $1.0 million and $3.2 million for the three and nine months ended September 30, 2021.

25.    Current Expected Credit Losses (CECL)
The CECL reserve reflects management’s current estimate of potential credit losses related to the receivable balances included in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. See Note 3—“Summary of Significant Accounting Policies” for further discussion of the CECL reserve methodology.
As required, any subsequent changes to the CECL reserve are recognized in “Net income (loss) available to common stockholders” in the Company’s unaudited Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2022 and 2021, the Company recorded increases in the CECL reserve as follows (in millions):

	Accrued commissions and other receivables, net	Loans, forgivable loans and other receivables from employees and partners, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, July 1, 2022	$4.8	$3.3	$6.9	$15.0
Current-period provision for expected credit losses	(0.2)	(0.1)	0.1	(0.2)
Ending balance, September 30, 2022	$4.6	$3.2	$7.0	$14.8

	Accrued commissions and other receivables, net	Loans, forgivable loans and other receivables from employees and partners, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, January 1, 2022	$0.7	$1.7	$—	$2.4
Current-period provision for expected credit losses	3.9	1.5	7.0	12.4
Ending balance, September 30, 2022	$4.6	$3.2	$7.0	$14.8

	Accrued commissions and other receivables, net	Loans, forgivable loans and other receivables from employees and partners, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, July 1, 2021	$1.0	$1.7	$—	$2.7
Current-period provision for expected credit losses	(0.1)	—	—	(0.1)
Ending balance, September 30, 2021	$0.9	$1.7	$—	$2.6

	Accrued commissions and other receivables, net	Loans, forgivable loans and other receivables from employees and partners, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, January 1, 2021	$1.0	$1.6	$—	$2.6
Current-period provision for expected credit losses	(0.1)	0.1	—	—
Ending balance, September 30, 2021	$0.9	$1.7	$—	$2.6
For the three months ended September 30, 2022, there was a decrease of $0.2 million in the CECL reserve against “Accrued commissions and other receivables, net” which reflected the downward credit rating migration of certain receivables in the portfolio. For the nine months ended September 30, 2022, there was an increase of $3.9 million in the CECL reserve against "Accrued commissions and other receivables, net" which reflected the downward credit rating migration of certain receivables in the portfolio, which included a $3.8 million reserve related to Russia's Invasion of Ukraine, bringing the CECL reserve recorded pertaining to “Accrued commissions and other receivables, net” to $4.6 million as of September 30, 2022. For the three and nine months ended September 30, 2021, there was a decrease of $0.1 million in the CECL reserve against “Accrued commissions and other receivables, net,” bringing the CECL reserve recorded pertaining to “Accrued commissions and other receivables, net” to $0.9 million as of September 30, 2021.
For the three months ended September 30, 2022, there was a decrease of $0.1 million in the CECL reserve record pertaining to “Loans, forgivable loans and other receivables from employees and partners, net” as a result of employee loan collections. There was no change in the CECL reserve recorded pertaining to “Loans, forgivable loans and other receivables from employees and partners, net” for the three months ended September 30, 2021. For the nine months ended September 30, 2022 and 2021, there was an increase of $1.5 million and $0.1 million, respectively, in the CECL reserve pertaining to "Loans, forgivable loans and other receivables from employees and partners, net" as a result of employee terminations, bringing the CECL reserve recorded pertaining to “Loans, forgivable loans and other receivables from employees and partners, net” to $3.2 million as of September 30, 2022.
For the three months ended September 30, 2022, there was an increase of $0.1 million in the CECL reserve against “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” which reflected the downward credit rating migration of certain unsettled trades related to Russia's Invasion of Ukraine. For the nine months ended September 30, 2022, there was an increase of $7.0 million in the CECL reserve against “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” which reflected the downward credit rating migration of certain unsettled trades related to Russia's Invasion of Ukraine, bringing the CECL reserve recorded pertaining to “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” to $7.0 million as of September 30, 2022. There was no change in the CECL reserve recorded pertaining to “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” for the three and nine months ended September 30, 2021.
26.    Subsequent Events
Third Quarter 2022 Dividend
On November 1, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.01 per share for the third quarter of 2022, payable on December 6, 2022 to BGC Class A and Class B common stockholders of record as of November 22, 2022.
Share Repurchase and Unit Redemptions Program
On November 4, 2022, the Board and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities.

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
The objective of this Management’s Discussion and Analysis is to allow investors to view the Company from management’s perspective, considering items that would have a material impact on future operations. This discussion summarizes the significant factors affecting our results of operations and financial condition as of and during the three and nine months ended September 30, 2022 and 2021. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this report.
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
Our customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, and investment firms. BGC Partners has dozens of offices globally in major markets including New York and London, as well as in Bahrain, Beijing, Bogotá, Brisbane, Cape Town, Chicago, Copenhagen, Dubai, Dublin, Frankfurt, Geneva, Hong Kong, Houston, Istanbul, Johannesburg, Madrid, Manila, Melbourne, Mexico City, Miami, Milan, Monaco, Nyon, Paris, Perth, Rio de Janeiro, Santiago, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tel Aviv, Tokyo, Toronto, and Zurich.
As of September 30, 2022, we had 1,990 brokers, salespeople, managers, technology professionals and other front-office personnel across our businesses.
Recent Developments / Strengthening U.S. Dollar
The Company generates a significant amount of its revenues in non-U.S. dollar denominated currencies, particularly in the euro and pound sterling. During the quarter ended September 30, 2022, the U.S. dollar continued to appreciate against the euro and pound sterling, both of which were approximately 15% lower. The Company's total revenue for the quarter would have been $23 million higher, but for the strengthening of the U.S. dollar, excluding Insurance.

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
Fenics Growth Platforms revenue grew 19.4% to $12.7 million in the third quarter of 2022. Collectively, our newer Fenics Growth Platform offerings, such as those listed above, are not yet fully up to scale, but continue to grow at a leading rate. Over time, we expect these new products and services to become profitable, high-margin businesses as their scale and revenues increase, all else equal.
We continue to invest in our Fenics Growth Platforms, which currently include:
•Fenics UST, one of the largest CLOB platforms for U.S. Treasuries, had revenue growth of over 24% driven by ADV growth of 14%. Fenics UST CLOB market share was 18% in the third quarter. CLOB market share is from Greenwich Associates and BGC’s internal estimates. From the third quarter of 2021 onward, Greenwich Associates updated its methodology for calculating CLOB market share to more accurately reflect CLOB-only trading volumes. Fenics UST saw significant growth in its streaming offering, which reached record levels in the third quarter of 2022. Streaming earns significantly higher fee capture. Fenics UST's T-bill offering continued to scale, with ADV growth of 266% versus a year ago. Fenics UST recently launched its automated off-the-run spread facility. This technology enhances trading volumes, Fenics Market Data, and will create trading synergies across FMX Interest Rates futures.
•Lucera, our infrastructure and software business, offers the trading community direct connectivity to each other. Lucera has a fully built, scalable infrastructure that provides clients electronic trading connectivity with their counterparties within days, as opposed to months, and at a significantly lower cost. Lucera is comprised of two main business lines, LUMEMarkets and LuceraConnect. LUMEMarkets is our low latency aggregator, providing a single access point across multiple fragmented marketplaces and exchanges (FX, Rates, Futures and Credit markets). LuceraConnect provides on-demand connectivity to over one thousand endpoints across buy-side clients, trading firms, marketplaces, and exchanges. LuceraConnect has quickly become the industry standard for the FX market and is rapidly expanding in other asset classes. Lucera launched its cryptocurrency infrastructure business in the third quarter of 2021, offering clients access to cryptocurrency trading venues through LuceraConnect, leveraging its leading connectivity to exchanges, trading platforms, and custodians. Additionally, LUMEMarkets provides an aggregated view of prices from multiple cryptocurrency venues. Lucera’s cryptocurrency solution is focused on providing clients with world-class infrastructure that offers fully compliant workflows. Lucera also supports the distribution of Fenics trading platforms, including Fenics UST, Fenics FX and Fenics MIDFX. Lucera had a record quarter, generating strong double-digit revenue growth of 30% versus the third quarter of last year. Lucera saw an increase in clients trading both cryptocurrencies and fixed income products through its LUMEMarkets platform. Additionally, in the third quarter of 2022, Lucera launched a cryptocurrency hosting offering for exchanges and traders.
•Fenics FX, our ultra-low latency electronic FX trading platform, generated volume growth of 44%. Fenics FX continues to win market share, onboard leading market participants, and has grown at market leading levels throughout 2022.
•Fenics GO, our global options electronic trading platform, saw strong volume growth across its Asian business, where HSCEI, KOSPI and MSCI index options volumes were up 4.7 times versus the third quarter of 2021. Additionally, Fenics GO saw volume growth in the third quarter of 2022 of over 120% compared with the third quarter of 2021 across its EURO STOXX 50 index options offering.
•Portfolio Match, our credit matching platform, continued to scale during the quarter. Nearly 70% of total Portfolio Match volumes were executed via algorithmic trading during the third quarter of 2022. Portfolio Match supports U.S. and European investment grade and high yield credit. The platform onboarded numerous new clients and this momentum has carried forward into the fourth quarter of 2022, setting new records across volumes and trading participants.
Fenics Markets revenue grew 9.7% to $92.9 million in the third quarter of 2022 compared to the prior year period.
Fenics Markets notable highlights for the third quarter of 2022 include:
•Fenics Market Data signed 48 new contracts during the third quarter and grew revenue over 18% year-over-year. Fenics Market Data continues to see strong demand for its interest rates, inflation, and FX data packages.
•Fenics Direct, our web-delivered multi-dealer FX options platform, more than doubled its ADV in the quarter.
•Fenics MIDFX, our leading wholesale FX hedging platform, had its second highest quarter on record, surpassed only by the seasonally busier first quarter of 2022. Fenics MIDFX's Asian NDF ADV improved by 63% and is fast becoming the preferred platform for Asian NDF hedging, as clients seek the same highly efficient, risk neutral qualities the platform offers for spot FX.
•Capitalab's NDF Match business, which helps clients reduce foreign exchange exposure, continued revenue growth versus a year ago.
Revenues in our Fenics businesses increased 10.8% to $105.6 million and 13.5% to $340.5 million for the three and nine months ended September 30, 2022 compared to the prior year period. Within our Fenics businesses, Fenics Markets revenue grew to $92.9 million, and Fenics Growth Platforms increased 19.4% to $12.7 million. Fenics Markets had a pre-tax margin of 30.8% in the third quarter of 2022.
Total revenues from our high-margin data, software, and post-trade business, which is predominately comprised of recurring revenue, increased 7.1% and 8.4% for the three and nine months ended September 30, 2022, respectively, over the prior year period, and Fenics brokerage revenues increased by 11.9% to $81.7 million and 15.0% to $269.0 million for the three and nine months ended September 30, 2022, respectively. Fenics represented 25.4% of BGC's overall revenue in the third quarter and is expected to become an ever larger part of our overall business going forward. We continue to analyze how to optimally configure our Voice/Hybrid and fully electronic businesses.
FMX
FMX, which combines Fenics' U.S. Treasury business with a state-of-the-art U.S. Interest Rates futures platform, continues to make significant progress. With required regulatory approvals now expected in the first quarter of 2023, FMX is targeting its launch for the second quarter of 2023. We will announce the names of our strategic investors prior to the launch. FMX will offer an alternative U.S. Rates futures platform for U.S. Treasury, Eurodollar, and SOFR futures products.

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
Cryptocurrency Initiatives
We continued to advance on our comprehensive cryptocurrency offering, including the expansion of Lucera's infrastructure across the cryptocurrency ecosystem. Lucera's crypto offering leverages the Company's wholesale global electronic trading network to connect the world's largest capital markets participants to the exchanges and market makers of this asset class. BGC recently announced plans for a cryptocurrency exchange, which the Company anticipates will be launched in 2023.
Corporate Conversion
The Joint Committee of BGC Partners' independent Directors of the Board has agreed to pursue and move forward with a conversion of the Company's corporate structure from an Umbrella Partnership/C-Corporation ("Up-C") to a "Full C-Corporation." This conversion would occur pursuant to definitive agreements which the Company expects to execute prior to the end of the year. The conversion to a simpler, more transparent corporate structure aims to improve operational efficiencies and provide investors with an easier to understand organizational structure. Following execution of the agreement and prior to the closing of the corporate conversion, details related to the conversion will be publicly filed with the SEC and distributed to the BGC stockholders.
We continue to work through identifying operational synergies which we expect to significantly offset the increase in the Company's corporate tax rate. BGC expects to provide this detailed update prior to the end of the year.
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
Other Matters
In February 2022, the U.S., U.K., EU, and other countries imposed sanctions on Russian counterparties, and as a result BGC has ceased trading with those clients. The Company derived less than one percent of total revenue from its Moscow branch and sanctioned Russian counterparties. Additionally, the Company did not record a reserve for a potential loss associated with Russia's Invasion of Ukraine during the three months ended September 30, 2022. During the nine months ended

September 30, 2022, the Company has reserved $10.8 million in connection with unsettled trades and receivables with sanctioned Russian entities.
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
This recent change in central bank monetary policies away from zero interest rates, following the highest inflation in decades, together with rising interest rates and the strengthening of the U.S. dollar, has set the stage for a resurgence in secondary market trading volumes for rates, credit and foreign exchange. For more than fourteen years, BGC and the entire financial service industry's trading volumes have been constrained by low interest rates and quantitative easing. Throughout 2023, the Company expects sustained levels of increased secondary market trading volumes in rates, credit and foreign exchange, where BGC is a market leader.
Overall Fenics
For the three months ended September 30, 2022 and 2021, Fenics revenues increased 10.8% driven by an $8.2 million, or 9.7%, increase in Fenics Markets and a $2.1 million, or 19.4%, increase in Fenics Growth Platforms. For the nine months ended September 30, 2022 and 2021, Fenics revenue increased 13.5% driven by a $34.3 million, or 12.8% increase in Fenics Markets and a $6.3 million, or 19.9% increase in Fenics Growth Platforms.
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

Expenses
BGC’s compensation expenses decreased in the third quarter of 2022 and year on year primarily due to increased automation, the sale of Insurance, and the positive FX impact on its U.K. and European expenses. BGC’s non-compensation expenses decreased due to lower occupancy and equipment expense due to the sale of Insurance, as well as lower commissions and floor brokerage, communication, interest and other expenses. These expense reductions were partially offset by higher selling and promotion charges, as COVID-19 restrictions have relaxed across many of the major geographies in which BGC operates.
Capital and Liquidity
On November 1, 2022, our Board declared a $0.01 dividend for the third quarter of 2022. Additionally, BGC Holdings continues to have reduced distributions to or on behalf of its partners. The distributions to or on behalf of partners will at least cover their related tax payments. Whether any given post-tax amount is equivalent to the amount received by a stockholder also on an after-tax basis depends upon stockholders’ and partners’ domiciles and tax status. Our 2022 capital allocation priorities are to return capital to stockholders and to continue investing in our high growth Fenics businesses. Historically, we were deeply dividend-centric; going forward, we plan to prioritize share and unit repurchases over dividends and distributions.
For further information on the balance sheet, liquidity and capital, see “Liquidity and Capital Resources” herein.
Brexit
On January 1, 2021, the U.K. formally left the EU and U.K.-EU trade became subject to a new agreement that was concluded in December of 2020. The exit from the EU is commonly referred to as Brexit. Financial services fall outside of the scope of this trade agreement. Instead, the relationship is expected to be determined by a series of “equivalence decisions,” each of which would grant mutual market access for a limited subset of financial services where either party finds the other party has a regulatory regime that achieves similar outcomes to its own. It is currently unknown if or when equivalence decisions will be taken, resulting in access currently being the subject of individual country national measure regimes. In March 2021, the U.K. and EU agreed a Memorandum of Understanding on Financial Services Regulatory Cooperation which creates a structure for dialogue but does not include commitments on equivalence.
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
In addition to regulations in the U.S., legislators and regulators in Europe have crafted similar rules; MiFID II, which made sweeping changes to market infrastructure, European Market Infrastructure Regulation, which focused specifically on derivatives, and Capital Requirements Directive IV for prudential standards. Over the past years, European policymakers have launched various reviews of post-crisis legislation, leading to legislative updates such as EMIR Regulatory Fitness and Performance and CRD V. Furthermore, they introduced a new prudential regime tailored specifically to investment firms such as our firm – the Investment Firm Review. As all these rules take effect, they will continue to alter the environment in which we operate. We note that various internal and external factors have made the EU more rigid in its approach to non-EU countries which could impact the ease with which the global financial system is connected.

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

Growth Drivers
As a wholesale intermediary in the financial services industry, our businesses are driven primarily by secondary trading volumes in the markets in which we broker, the size and productivity of our front-office headcount including brokers, salespeople, managers, technology professionals and other front-office personnel, regulatory issues, and the percentage of our revenues we are able to generate by Fully Electronic means. BGC’s revenues tend to have low correlation in the short- and medium-term with global bank and broker-dealer sales and trading revenues, which reflect bid-ask spreads and mark-to-market movements, as well as industry volumes in both the primary and secondary markets.
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
Rates volumes in particular are influenced by market volumes and, in certain instances, volatility. Historically low and negative interest rates, as well as central bank quantitative easing programs, across the globe significantly reduced the overall trading appetite for rates products. Such programs have depressed rates volumes because they entail central banks buying government securities or other securities in the open market in an effort to promote increased lending and liquidity and bring down long-term interest rates. When central banks hold these instruments, they tend not to trade or hedge, thus lowering rates volumes across cash and derivatives markets industry-wide. Following the market dislocation and ongoing pandemic, major central banks such as the U.S. Federal Reserve, ECB, Bank of Japan, Bank of England, and Swiss National Bank restarted quantitative easing programs in 2020. However, inflationary concerns have resulted in rising interest rates and tapering and/or unwinding of central bank asset purchases.
We expect the current rising interest rate environment to create an uneven market for the industry across products and geographies. For instance, the Company saw significant revenue growth in areas such as European government bonds, interest rate options, credit derivatives, corporate bonds and G10 spot foreign exchange offset by challenging market conditions in areas such as oil, UK and European power, and European and Asian equity derivatives. Going into 2023, the Company expects broad-based growth across the majority of its products and asset classes. The current macro environment of rapidly rising interest rates and divergent central bank and monetary policies has led to very high levels of volatility. This has caused some market participants to transact less. As this extreme volatility dissipates, BGC expects higher levels of trading activity beginning in 2023 and growing from there.
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
During the three months ended September 30, 2022, industry volumes were higher across short-term Rates, Foreign Exchange, and Equities, particularly equity derivatives. Secondary trading volumes were generally lower across medium- and long-term Rates. Global Credit markets were generally mixed across geography, investment grade, and high yield. Energy and Commodities volumes were generally down due to ongoing challenges in oil and UK and European power markets. BGC’s brokerage revenues, excluding Insurance, were down by 2.7% year-on-year in the quarter. Below is an expanded discussion of the volume and growth drivers of our various brokerage product categories.
Rates Volumes and Volatility
Our Rates business is influenced by a number of factors, including global sovereign issuances, interest rate, central bank policies, secondary trading and the hedging of these sovereign debt instruments. The amount of global sovereign debt outstanding remains at historically high levels; the level of secondary trading and related hedging activity was mixed during the third quarter of 2022 compared to the prior year period. According to Bloomberg and the Federal Reserve Bank of New York, the average daily volume of U.S. Treasuries with maturities less than three years were up 12%, while volumes for maturities six years and greater decreased by 13%. IRS volumes traded on SEF were down 37% compared to the third quarter of 2021, according to Clarus. In comparison, our overall Rates revenues were up 1.1% as compared to a year earlier to $130.0 million.
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
Overall, analysts and economists expect the absolute level of sovereign debt outstanding to remain at elevated levels for the foreseeable future as governments finance their future deficits and roll over their sizable existing debt. Additionally, yields on benchmark U.S. Treasuries exhibited volatility during the third quarter of 2022 on rising interest rates, inflation concerns and quantitative tightening by central banks. The tapering and/or unwinding of asset purchases by central banks, interest rate hikes, along with elevated levels of government debt issuance, are expected to provide tailwinds to our Rates business.
FX Volumes and Volatility
Global FX volumes were higher during the third quarter of 2022. Volumes for CME FX futures and options and CME EBS spot FX were up 41% and 22%, respectively, whereas Refinitiv was up 4%, during the quarter. In comparison, revenue from our Fenics FX platforms increased 27.7%, while our overall FX revenues increased by 0.7% to $73.5 million.
Equities Volumes
Global equity volumes were generally mixed during the third quarter of 2022. According to SIFMA and the OCC, the average daily volumes of U.S. cash equities and U.S. options were up 12% and 6%, respectively, as compared to a year earlier. Over the same timeframe, Eurex average daily volumes of equity derivatives were up 13% while Euronext equity derivative index volumes increased by 9%. BGC’s equity business primarily consists of equity derivatives, particularly European equity derivatives. Our overall revenues from Equities decreased by 11.6% to $48.4 million.
Credit Volumes
Our Credit business is impacted by the level of global corporate bond issuance, and the direction of interest rates. Global credit derivative market turnover has declined over the last few years due to the introduction of rules and regulations around the clearing of credit derivatives in the U.S. and elsewhere, along with non-uniform regulation across different geographies. In addition, many of our large bank customers continue to reduce their inventory of bonds and other credit products in order to comply with Basel III and other international financial regulations. Credit volumes were generally mixed during the third quarter of 2022. Primary dealer average daily volume for U.S. Investment Grade was up 17% and U.S. High Yield was down 3% according to Bloomberg and the Federal Reserve Bank of New York. In comparison, our overall Credit revenues decreased by 1.3% to $58.2 million.
Energy and Commodities
Energy and commodities volumes were generally down during the third quarter of 2022 compared with the year earlier. CME and ICE energy futures and options volumes were down 16% and 13%, respectively, as higher prices and volatility weighed on certain energy products. In comparison, BGC’s energy and commodities revenues decreased by 7.2% to $69.0 million.
Insurance Brokerage
The overall Insurance brokerage business, which we sold to The Ardonagh Group on November 1, 2021, included Ed Broking and Besso, as well as our aviation and space insurance brokerage business, Piiq. The pre-tax loss relating to Insurance was $6.4 million and $13.5 million for the three and nine months ended September 30, 2021, respectively. The Insurance brokerage business contributed $51.6 million and $158.5 million in total revenues for the three and nine months ended September 30, 2021, respectively.
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
As of September 30, 2022, our front-office headcount was 1,990 brokers, salespeople, managers, technology professionals and other front-office personnel, down 7.4% from 2,148 a year ago. Compared to the prior year period, average revenue per front-office employee for the three and nine months ended September 30, 2022, increased by 6% to approximately $201 thousand and 6% to approximately $648 thousand, respectively.
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
Our most recent acquisitions have included the Futures Exchange Group and Algomi.
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
FINANCIAL HIGHLIGHTS
For the three months ended September 30, 2022 compared to the three months ended September 30, 2021:
Income from operations before income taxes of $19.0 million compared to loss from operations before income taxes of $20.6 million in the same period in the prior year.
Total revenues decreased $57.2 million, or 12.1%, to $416.6 million. This decrease was largely a result of the sale of the Insurance brokerage business during the fourth quarter of 2021, which generated $51.6 million in revenues in the same period in the prior year. Brokerage revenues, excluding the Insurance brokerage business, decreased $10.5 million, or 2.7%, to $379.0 million, which was driven by a decrease across all products except for Rates and FX.
Total expenses decreased $94.7 million, or 18.9%, to $406.1 million compared to the prior year period, primarily due to a $76.0 million decrease in total compensation expenses, which was primarily driven by the sale of the Insurance business during the fourth quarter of 2021, as well as lower commission revenues on variable compensation. The $18.7 million decrease in non-compensation expenses was primarily driven by lower occupancy and equipment expense due to the sale of the Insurance brokerage business, as well as lower expenses across almost every other expense line. These expense reductions were partially offset by higher selling and promotion charges, as COVID-19 restrictions have relaxed across many of the major geographies in which we operate.
Total other income (losses), net increased $2.2 million, or 33.8%, to $8.6 million compared to the prior year period, primarily related to gains on equity method investments and income from other recoveries.

For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021:
Income from operations before income taxes of $95.8 million compared to $71.8 million in same period in the prior year.
Total revenues decreased $195.0 million, or 12.5%, to $1,358.8 million. This decrease was largely a result of the sale of the Insurance brokerage business during the fourth quarter of 2021, which generated $158.5 million in revenues in the same period in the prior year. Brokerage revenues, excluding the Insurance brokerage business, decreased $39.6 million, or 3.1%, to $1,249.0 million, which was driven by a decrease across all products.
Total expenses decreased $220.0 million, or 14.7%, to $1,278.5 million compared to the prior year period, primarily due to a $173.6 million decrease in total compensation expenses, which was primarily driven by the sale of the Insurance business during the fourth quarter of 2021, as well as lower commission revenues on variable compensation. The $46.4 million decrease in non-compensation expenses was primarily driven by lower occupancy and equipment expense due to the sale of the Insurance brokerage business, lower interest expense recorded on the 5.125% Senior Notes due to repayment in full on May 27, 2021, as well as lower expenses across almost every other expense line. These expense reductions were partially offset by higher selling and promotion charges, as COVID-19 restrictions have relaxed across many of the major geographies in which we operate.
Total other income (losses), net decreased $0.9 million, or 5.5%, to $15.5 million compared to the prior year period, primarily due to a gain recognized on a litigation resolution in the first quarter of 2021, partially offset by an increase related to gains on equity method investments.

RESULTS OF OPERATIONS
The following table sets forth our unaudited Condensed Consolidated Statements of Operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$299,430	71.9%	$367,016	77.5%	$965,636	71.1%	$1,192,004	76.7%
Principal transactions	79,568	19.1	73,997	15.6	283,338	20.9	254,757	16.4
Total brokerage revenues	378,998	91.0	441,013	93.1	1,248,974	92.0	1,446,761	93.1
Fees from related parties	3,896	0.9	3,470	0.7	10,838	0.8	11,500	0.7
Data, software and post-trade	23,808	5.7	22,238	4.7	71,326	5.2	65,826	4.2
Interest and dividend income	4,110	1.0	3,042	0.6	15,506	1.1	17,535	1.1
Other revenues	5,755	1.4	3,984	0.9	12,143	0.9	12,151	0.9
Total revenues	416,567	100.0	473,747	100.0	1,358,787	100.0	1,553,773	100.0
Expenses:
Compensation and employee benefits	202,353	48.5	257,604	54.4	671,494	49.4	836,533	53.8
Equity-based compensation and allocations of net income to limited partnership units and FPUs¹	57,730	13.9	78,490	16.6	161,739	11.9	170,275	11.0
Total compensation and employee benefits	260,083	62.4	336,094	71.0	833,233	61.3	1,006,808	64.8
Occupancy and equipment	38,710	9.3	46,049	9.7	117,294	8.6	141,598	9.1
Fees to related parties	6,551	1.6	5,674	1.2	18,285	1.3	15,574	1.0
Professional and consulting fees	15,048	3.6	16,836	3.6	44,489	3.3	53,071	3.4
Communications	26,802	6.4	29,305	6.2	81,859	6.0	89,891	5.8
Selling and promotion	11,373	2.7	9,586	2.0	34,754	2.6	25,692	1.7
Commissions and floor brokerage	13,104	3.1	15,908	3.4	44,686	3.3	48,145	3.1
Interest expense	14,499	3.5	16,735	3.5	43,144	3.2	53,268	3.4
Other expenses	19,951	4.9	24,614	5.2	60,736	4.4	64,423	4.1
Total expenses	406,121	97.5	500,801	105.8	1,278,480	94.0	1,498,470	96.4
Other income (losses), net:
Gains (losses) on divestitures and sale of investments	(183)	(0.0)	92	0.0	(183)	(0.0)	—	—
Gains (losses) on equity method investments	3,230	0.8	1,816	0.4	8,762	0.6	4,605	0.3
Other income (loss)	5,545	1.3	4,513	1.0	6,958	0.5	11,843	0.8
Total other income (losses), net	8,592	2.1	6,421	1.4	15,537	1.1	16,448	1.1
Income (loss) from operations before income taxes	19,038	4.6	(20,633)	(4.4)	95,844	7.1	71,751	4.7
Provision (benefit) for income taxes	10,813	2.6	(6,692)	(1.5)	40,575	3.0	7,056	0.4
Consolidated net income (loss)	$8,225	2.0%	$(13,941)	(2.9)%	$55,269	4.1%	$64,695	4.3%
Less: Net income (loss) operations attributable to noncontrolling interest in subsidiaries	2,463	0.6	(2,539)	(0.5)	8,773	0.7	17,141	1.2
Net income (loss) available to common stockholders	$5,762	1.4%	$(11,402)	(2.4)%	$46,496	3.4%	$47,554	3.1%
____________________________
1The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and grants of exchangeability	$32,469	7.8%	$47,177	10.0%	$83,064	6.1%	$86,253	5.6%
Allocations of net income	3,492	0.8	6,943	1.5	11,916	0.9	19,420	1.2
LPU amortization	18,961	4.6	19,861	4.2	53,585	3.9	53,696	3.5
RSU amortization	2,808	0.7	4,509	1.0	13,174	1.0	10,906	0.7
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$57,730	13.9%	$78,490	16.6%	$161,739	11.9%	$170,275	11.0%
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Revenues
Brokerage Revenues
Total brokerage revenues decreased by $62.0 million, or 14.1%, to $379.0 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Commission revenues decreased by $67.6 million, or 18.4%, to $299.4 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Principal transactions revenues increased by $5.6 million, or 7.5%, to $79.6 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
The decrease in total brokerage revenues was primarily driven by a decrease in revenues from Insurance, Equities, Energy and commodities, and Credit, partially offset by an increase in revenues from Rates and FX. The decrease in our brokerage revenues, excluding Rates and FX, was primarily due to the sale of the Insurance brokerage business during the fourth quarter of 2021, and FX headwinds.
Our brokerage revenues from Insurance totaled $51.5 million for the three months ended September 30, 2021 as compared to no revenues for the three months ended September 30, 2022 as a result of the sale during the fourth quarter of 2021.
Our brokerage revenues from Equities decreased by $6.3 million, or 11.6%, to $48.4 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily driven by lower volumes given recent volatility.
Our brokerage revenues from Energy and commodities decreased by $5.4 million, or 7.2%, to $69.0 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, which was primarily led by lower volumes across global oil trading as higher prices and volatility weighed on certain energy products.
Our Credit revenues decreased by $0.8 million, or 1.3%, to $58.2 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This was primarily driven by lower activity across structured products and FX headwinds, partially offset by U.S. investment grade credit, which generated strong double-digit revenue growth compared to a year ago.
Our brokerage revenues from Rates increased by $1.5 million, or 1.1%, to $130.0 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This increase was largely driven by stronger volumes across government bonds and interest rate options.
Our FX revenues increased by $0.5 million, or 0.7%, to $73.5 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
Fees from Related Parties
Fees from related parties increased by $0.4 million, or 12.3%, to $3.9 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This was primarily driven by an increase in revenues in connection with services provided to Cantor.

Data, Software and Post-Trade
Data, software and post-trade revenues increased by $1.6 million, or 7.1%, to $23.8 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This increase was primarily driven by new business contracts in Fenics Market Data and Lucera expanding its client base, partially offset by a decrease in revenues from post-trade services.
Interest and Dividend Income
Interest and dividend income increased by $1.1 million, or 35.1%, to $4.1 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This increase was primarily due to an increase in interest income on government bonds and bank deposits, which were primarily driven by higher interest rates, partially offset by lower interest income earned on employee loans and a decrease in dividend income.
Other Revenues
Other revenues increased by $1.8 million, or 44.5%, to $5.8 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily driven by an increase in consulting income for Poten & Partners.
Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense decreased by $55.3 million, or 21.4%, to $202.4 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The primary driver of the decrease was due to the sale of the Insurance brokerage business during the fourth quarter of 2021, as well as lower commission revenues on variable compensation, increased automation, and the positive FX impact on our U.K. and European operations.
Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs decreased by $20.8 million, or 26.4%, to $57.7 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This was driven by a decrease in grants of exchangeability and issuance of Class A common stock and a decrease in allocations of net income to limited partnership units and FPUs.
Occupancy and Equipment
Occupancy and equipment expense decreased by $7.3 million, or 15.9%, to $38.7 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This decrease was primarily due to the sale of the Insurance brokerage business during the fourth quarter of 2021, as well as a decrease in other rent and occupancy expenses.
Fees to Related Parties
Fees to related parties increased by $0.9 million, or 15.5%, to $6.6 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Fees to related parties are allocations paid to Cantor for administrative and support services (such as accounting, occupancy, and legal).
Professional and Consulting Fees
Professional and consulting fees decreased by $1.8 million, or 10.6%, to $15.0 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily driven by the sale of the Insurance brokerage business during the fourth quarter of 2021, partially offset by an increase in accounting, audit and tax fees.
Communications
Communications expense decreased by $2.5 million, or 8.5%, to $26.8 million for the three months ended September 30, 2022 as compared to three months ended September 30, 2021, which was primarily driven by decreases in various terminal and line service costs across market data and communications.

Selling and Promotion
Selling and promotion expense increased by $1.8 million, or 18.6%, to $11.4 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, as COVID-19 restrictions have relaxed across many of the major geographies in which BGC operates.
Commissions and Floor Brokerage
Commissions and floor brokerage expense decreased by $2.8 million, or 17.6%, to $13.1 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Commissions and floor brokerage expense tends to move in line with brokerage revenues.
Interest Expense
Interest expense decreased by $2.2 million, or 13.4%, to $14.5 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily driven by lower interest expense related to the borrowings on the Revolving Credit Agreement, and a decrease in interest expense due to the sale of the Insurance brokerage business during the fourth quarter of 2021.
Other Expenses
Other expenses decreased by $4.7 million, or 18.9%, to $20.0 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, which was primarily due to a decrease in amortization expense on intangible assets and a decrease in general insurance expense, driven by the sale of the Insurance brokerage business during the fourth quarter of 2021, as well as decreases in revaluation expense and Charity Day contributions expense, partially offset by an increase in settlements and other provisions.
Other Income (Losses), net
Gains (Losses) on Divestitures and Sale of Investments
For the three months ended September 30, 2022, we had a loss of $0.2 million on divestitures. For the three months ended September 30, 2021, we had a gain of $0.1 million on divestitures.
Gains (Losses) on Equity Method Investments
Gains (losses) on equity method investments increased by $1.4 million, or 77.9%, to a gain of $3.2 million, for the three months ended September 30, 2022 as compared to a gain of $1.8 million for the three months ended September 30, 2021.
Other Income (Loss)
Other income (loss) increased by $1.0 million, or 22.9%, to $5.5 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily driven by an increase in income from recoveries, partially offset by a decrease related to mark-to-market movements on other assets and investments.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes increased by $17.5 million, to $10.8 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase was primarily driven by: (i) an increase in pretax earnings; (ii) a benefit in the prior year from the revaluation of deferred taxes due to enacted rate change in the U.K. and the ownership interest change in the operating partnership; (iii) the reversal of previously accrued amounts in the prior year related to various U.S. Federal tax matters, due to the expired statute of limitations, and (iv) a change in the geographical and business mix of earnings, which can impact our consolidated effective tax rate from period-to-period.
Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries
Net income (loss) attributable to noncontrolling interest in subsidiaries increased by $5.0 million, to $2.5 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Revenues
Brokerage Revenues
Total brokerage revenues decreased by $197.8 million, or 13.7%, to $1,249.0 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Commission revenues decreased by $226.4 million, or 19.0%, to $965.6 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Principal transactions revenues increased by $28.6 million, or 11.2%, to $283.3 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.
The decrease in total brokerage revenues was primarily driven by decreases in Insurance, Credit, Equities, Energy and commodities, FX and Rates.
Our brokerage revenues from Insurance totaled $158.2 million for the nine months ended September 30, 2021 as compared to no revenues for the nine months ended September 30, 2022 as a result of the sale during the fourth quarter of 2021.
Our Credit revenues decreased by $18.3 million, or 8.3%, to $203.4 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. This decrease was primarily driven by lower activity across structured products and FX headwinds, partially offset by U.S. investment grade credit, which generated strong double-digit revenue growth compared to a year ago.
Our brokerage revenues from Equities decreased by $12.2 million, or 6.6%, to $173.8 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, which was primarily driven by lower global volumes given recent volatility.
Our brokerage revenues from Energy and Commodities decreased by $6.9 million, or 3.1%, to $218.1 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, which was primarily driven by lower volumes in global oil trading as higher prices and volatility weighed on certain energy products.
Our FX revenues decreased by $1.4 million, or 0.6%, to $227.9 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, which was primarily driven by lower industry volumes.
Our brokerage revenues from Rates decreased by $0.9 million, or 0.2%, to $425.9 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.
Fees from Related Parties
Fees from related parties decreased by $0.7 million, or 5.8%, to $10.8 million for the nine months ended September 30, 2022 as compared to the prior year, which was primarily driven by a decrease in revenues in connection with services provided to Cantor.
Data, Software and Post-Trade
Data, software and post-trade revenues increased by $5.5 million, or 8.4%, to $71.3 million for the nine months ended September 30, 2022 as compared to the same period in prior year. This increase was primarily driven by new business contracts in Fenics Market Data and Lucera expanding their client base, partially offset by a decrease in revenues from post-trade services.
Interest and Dividend Income
Interest and dividend income decreased by $2.0 million, or 11.6%, to $15.5 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This was primarily driven by a decrease in dividend income and lower interest income earned on employee loans, partially offset by an increase in interest income on government bonds and bank deposits driven by higher interest rates.
Other Revenues
Other revenues decreased by $8 thousand, or 0.1% to $12.1 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense decreased by $165.0 million, or 19.7%, to $671.5 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The main drivers of this decrease was primarily due to the sale of the Insurance brokerage business during the fourth quarter of 2021, as well as lower commission revenues on variable compensation, increased automation, and the positive FX impact on our U.K. and European operations.
Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs decreased by $8.5 million, or 5.0%, to $161.7 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This was primarily driven by a decrease in grants of exchangeability and issuance of Class A common stock and a decrease in allocations of net income to limited partnership units and FPUs, partially offset by an increase in RSU amortization expense.
Occupancy and Equipment
Occupancy and equipment expense decreased by $24.3 million, or 17.2%, to $117.3 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This was primarily driven by the sale of the Insurance brokerage business during the fourth quarter of 2021, as well as a decrease in depreciation expense and other rent and occupancy expenses, partially offset by an increase related to fixed asset impairments and amortization expense on internally developed software.
Fees to Related Parties
Fees to related parties increased by $2.7 million, or 17.4%, to $18.3 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Fees to related parties are allocations paid to Cantor for administrative and support services.
Professional and Consulting Fees
Professional and consulting fees decreased by $8.6 million, or 16.2%, to $44.5 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily driven by the sale of the Insurance brokerage business during the fourth quarter of 2021, as well as a decrease in legal and other related fees, partially offset by an increase in consulting fees and accounting, audit and tax fees.
Communications
Communications expense decreased by $8.0 million, or 8.9%, to $81.9 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, which was primarily driven by decreases in various terminal and line service costs across market data and communications.
Selling and Promotion
Selling and promotion expense increased by $9.1 million, or 35.3%, to $34.8 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This increase was primarily due to the impact of COVID-19 restrictions having relaxed across many of the major geographies in which BGC operates.
Commissions and Floor Brokerage
Commissions and floor brokerage expense decreased by $3.5 million, or 7.2%, to $44.7 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Commissions and floor brokerage expense tends to move in line with brokerage revenues.

Interest Expense
Interest expense decreased by $10.1 million, or 19.0%, to $43.1 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily driven by interest expense related to the 5.125% Senior Notes, which were repaid in May 2021, a decrease in interest expense related to the borrowings on the Revolving Credit Agreement and a decrease in interest expense due to the sale of the Insurance brokerage business during the fourth quarter of 2021.
Other Expenses
Other expenses decreased by $3.7 million, or 5.7%, to $60.7 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, which was primarily related to an decrease in amortization expense on intangible assets and a decrease in general insurance expense, driven by the sale of the Insurance brokerage business during the fourth quarter of 2021, as well as a decrease in revaluation expense and Charity Day contributions expense, partially offset by $10.8 million of reserves recorded in the nine months ended September 30, 2022 for potential losses associated with Russia's Invasion of Ukraine, and an increase in settlements and other provisions.
Other Income (Losses), net
Gains (Losses) on Divestitures and Sale of Investments
For the nine months ended September 30, 2022, we had a loss of $0.2 million on divestitures. For the nine months ended September 30, 2021, we had no gains or losses from divestitures or sale of investments.
Gains (Losses) on Equity Method Investments
Gains (losses) on equity method investments increased by $4.2 million, or 90.3%, to a gain of $8.8 million, for the nine months ended September 30, 2022 as compared to a gain of $4.6 million for the nine months ended September 30, 2021.
Other Income (Loss)
Other income (loss) decreased by $4.9 million, or 41.2% to $7.0 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This was primarily driven by a decrease related to mark-to-market movements on other assets and investments, and a gain recognized on a litigation resolution during the nine months ended September 30, 2021, partially offset by an increase in income from other recoveries.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes increased by $33.5 million, to $40.6 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This increase was primarily driven by: (i) an increase in pretax earnings; (ii) a benefit in the prior year from the revaluation of deferred taxes due to enacted rate changes in the U.K. and the ownership interest change in the operating partnership; (iii) the reversal of previously accrued amounts in the prior year related to various U.S. Federal tax matters, due to the expired statute of limitations; and (iv) a change in the geographical and business mix of earnings, which can impact our consolidated effective tax rate from period-to-period.
Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries
Net income (loss) attributable to noncontrolling interest in subsidiaries decreased by $8.4 million, or 48.8%, to $8.8 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, which was primarily driven by a decrease in earnings.
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

	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Revenues:
Commissions	$299,430	$309,542	$356,664	$349,896	$367,016	$389,768	$435,220	$377,146
Principal transactions	79,568	88,169	115,601	73,004	73,997	81,997	98,763	73,687
Fees from related parties	3,896	3,625	3,317	3,356	3,470	4,245	3,785	4,857
Data, software and post-trade	23,808	23,391	24,127	24,137	22,238	21,602	21,986	20,860
Interest and dividend income	4,110	8,961	2,435	4,442	3,042	11,455	3,038	(783)
Other revenues	5,755	2,068	4,320	6,756	3,984	3,383	4,784	3,659
Total revenues	416,567	435,756	506,464	461,591	473,747	512,450	567,576	479,426
Expenses:
Compensation and employee benefits	202,353	211,873	257,268	434,807	257,604	270,586	308,343	258,866
Equity-based compensation and allocations of net income to limited partnership units and FPUs	57,730	46,133	57,876	85,889	78,490	58,290	33,495	80,515
Total compensation and employee benefits	260,083	258,006	315,144	520,696	336,094	328,876	341,838	339,381
Occupancy and equipment	38,710	39,921	38,663	46,724	46,049	47,159	48,390	47,763
Fees to related parties	6,551	6,009	5,725	8,456	5,674	4,518	5,382	5,028
Professional and consulting fees	15,048	13,810	15,631	14,813	16,836	20,029	16,206	18,233
Communications	26,802	27,166	27,891	27,611	29,305	30,776	29,810	30,481
Selling and promotion	11,373	12,443	10,938	12,356	9,586	8,618	7,488	6,896
Commissions and floor brokerage	13,104	14,239	17,343	16,563	15,908	14,308	17,929	13,646
Interest expense	14,499	14,342	14,303	16,061	16,735	18,680	17,853	21,811
Other expenses	19,951	23,010	17,775	16,465	24,614	23,772	16,037	21,600
Total expenses	406,121	408,946	463,413	679,745	500,801	496,736	500,933	504,839
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	(183)	—	—	312,941	92	(92)	—	403
Gains (losses) on equity method investments	3,230	2,729	2,803	2,101	1,816	1,323	1,466	1,354
Other income (loss)	5,545	1,909	(496)	7,862	4,513	1,924	5,406	1,687
Total other income (losses), net	8,592	4,638	2,307	322,904	6,421	3,155	6,872	3,444
Income (loss) from operations before income taxes	19,038	31,448	45,358	104,750	(20,633)	18,869	73,515	(21,969)
Provision (benefit) for income taxes	10,813	15,105	14,657	15,957	(6,692)	(1,191)	14,939	(6,729)
Consolidated net income (loss)	$8,225	$16,343	$30,701	$88,793	$(13,941)	$20,060	$58,576	$(15,240)
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	2,463	1,581	4,729	12,340	(2,539)	3,820	15,860	(11,211)
Net income (loss) available to common stockholders	$5,762	$14,762	$25,972	$76,453	$(11,402)	$16,240	$42,716	$(4,029)

The table below details our brokerage revenues by product category for the indicated periods (in thousands):

	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Brokerage revenue by product:
Rates	$129,971	$137,129	$158,809	$131,732	$128,508	$136,474	$161,793	$124,495
FX	73,481	74,347	80,025	72,112	72,976	72,807	83,433	73,213
Energy and commodities	68,975	66,687	82,395	71,527	74,328	74,735	75,868	71,706
Credit	58,187	61,257	83,908	65,969	58,983	72,609	90,047	68,882
Equities	48,384	58,291	67,128	61,671	54,715	60,825	70,462	63,718
Insurance	—	—	—	19,889	51,503	54,315	52,380	48,819
Total brokerage revenues	$378,998	$397,711	$472,265	$422,900	$441,013	$471,765	$533,983	$450,833
Brokerage revenue by product (percentage):
Rates	34.3%	34.5%	33.6%	31.1%	29.1%	28.9%	30.3%	27.6%
FX	19.4	18.7	17.0	17.1	16.5	15.4	15.6	16.2
Energy and commodities	18.2	16.8	17.4	16.9	16.9	15.8	14.2	15.9
Credit	15.3	15.4	17.8	15.6	13.4	15.4	16.9	15.3
Equities	12.8	14.6	14.2	14.6	12.4	12.9	13.2	14.2
Insurance	—	—	—	4.7	11.7	11.6	9.8	10.8
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Brokerage revenue by type:
Voice/Hybrid	$297,316	$311,541	$371,078	$345,681	$367,992	$396,480	$448,350	$387,305
Fully Electronic	81,682	86,170	101,187	77,219	73,021	75,285	85,633	63,528
Total brokerage revenues	$378,998	$397,711	$472,265	$422,900	$441,013	$471,765	$533,983	$450,833
Brokerage revenue by type (percentage):
Voice/Hybrid	78.4%	78.3%	78.3%	81.7%	83.4%	84.0%	84.0%	85.9%
Fully Electronic	21.6	21.7	21.7	18.3	16.6	16.0	16.0	14.1
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
LIQUIDITY AND CAPITAL RESOURCES
Balance Sheet
Our balance sheet and business model are not capital intensive. Our assets consist largely of cash and cash equivalents, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term capital (equity and notes payable) is held to support the less liquid assets and potential capital investment opportunities. Total assets as of September 30, 2022 were $4.7 billion, an increase of 39.8% as compared to December 31, 2021. The increase in total assets was driven primarily by an increase in Receivables from broker-dealers, clearing organizations, customers and related broker-dealers. We maintain a significant portion of our assets in Cash and cash equivalents and Financial instruments owned, at fair value, with our liquidity (which we define as Cash and cash equivalents, Reverse repurchase agreements, and Financial instruments owned, at fair value, less Securities loaned and Repurchase Agreements) as of September 30, 2022 of $510.8 million. See “Liquidity Analysis” below for a further discussion of our liquidity. Our Financial instruments owned, at fair value were $38.4 million as of September 30, 2022, compared to $41.2 million as of December 31, 2021. Our Repurchase agreements as of September 30, 2022 were $1.0 million. We had no Repurchase agreements as of December 31, 2021. Further, we did not have any Securities loaned or Reverse repurchase agreements as of September 30, 2022 and December 31, 2021.
As part of our cash management process, we may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of both September 30, 2022 and December 31, 2021, there were no reverse repurchase agreements outstanding.
Additionally, in August 2013, the Audit Committee authorized us to invest up to $350.0 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle.

The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including policies relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of September 30, 2022 and December 31, 2021, we had no investments in the program.
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
As discussed above, our liquidity remains strong at $510.8 million as of September 30, 2022, which reflects, share and unit repurchases and redemptions, dividends and distributions, new hires, tax payments, ordinary movements in working capital, and our continued investment in Fenics Growth Platforms.
On November 1, 2021, BGC closed the sale of its Insurance brokerage business to the Ardonagh Group for gross proceeds of $534.9 million, subject to limited post-closing adjustments. The investment in the Insurance brokerage business generated an internal rate of return of 21.2% for our shareholders. The proceeds from the Insurance Business Disposition provided us with significant resources to continue repurchasing shares and to accelerate Fenics growth. Since the announced sale of the Insurance brokerage business in May 2021, BGC has repurchased and redeemed 93.6 million shares of BGC Class A common stock and LPUs as of September 30, 2022. In addition, a portion of these proceeds was used to fully repay the $300.0 million outstanding borrowings under the Company’s Revolving Credit Agreement, on November 1, 2021, which had been borrowed earlier in 2021. This repayment along with the maturity of the 5.125% Senior Notes, which were paid in full on May 27, 2021, reduced our outstanding Notes payable and other borrowings. As of November 7, 2022, we have repurchased and redeemed an additional 1.0 million shares of BGC Class A common stock and LPUs during the fourth quarter for aggregate consideration of $3.8 million, representing a weighted-average price per share of $3.89.
On November 1, 2022, our Board declared a $0.01 dividend for the third quarter of 2022. Additionally, BGC Holdings continues to have reduced distributions to or on behalf of its partners. The distributions to or on behalf of partners will at least cover their related tax payments. Whether any given post-tax amount is equivalent to the amount received by a stockholder also on an after-tax basis depends upon stockholders’ and partners’ domiciles and tax status. Our 2022 capital allocation priorities are to return capital to stockholders and to continue investing in our high growth Fenics businesses. Historically, we were deeply dividend-centric; going forward, we plan to prioritize share and unit repurchases over dividends and distributions.
Notes Payable, Other and Short-term Borrowings
Unsecured Senior Revolving Credit Agreement
On November 28, 2018, we entered into the Revolving Credit Agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, which replaced the existing committed unsecured senior revolving credit agreement. The maturity date of the Revolving Credit Agreement was November 28, 2020 and the maximum revolving loan balance was $350.0 million. Borrowings under this agreement bore interest at either LIBOR or a defined base rate plus additional margin. On December 11, 2019, we entered into an amendment to the Revolving Credit Agreement. Pursuant to the amendment, the maturity date was extended to February 26, 2021. On February 26, 2020, the Company entered into a second amendment to the Revolving Credit Agreement, pursuant to which, the maturity date was extended by two years to February 26, 2023. The size of the Revolving Credit Agreement, along with the interest rate on the borrowings therefrom, remained unchanged. On November 1, 2021, the Company repaid in full the $300.0 million borrowings outstanding, under the Revolving Credit Agreement, which had been borrowed earlier in 2021. On March 10, 2022, we entered into an amendment and restatement of the senior unsecured revolving credit agreement, pursuant to which, the maturity date was extended to March 10, 2025, the size of the credit facility was increased to $375.0 million, and borrowings under this agreement will bear interest based on either SOFR or a defined base rate plus additional margin. As of September 30, 2022 and December 31, 2021, there were no borrowings outstanding under the Revolving Credit Agreement. We may draw down on the Revolving Credit Agreement to provide flexibility in the normal course to meet ongoing operational cash needs and other general corporate purposes. Our liquidity remains strong, and was $510.8 million as of September 30, 2022, as discussed below.
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
5.375% Senior Notes
On July 24, 2018, we issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes. The 5.375% Senior Notes are general senior unsecured obligations of the Company. The 5.375% Senior Notes bear interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The 5.375% Senior Notes will mature on July 24, 2023. We may redeem some or all of the 5.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 5.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture related to the 5.375% Senior Notes) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes was $444.2 million, net of the discount and debt issuance costs of $5.8 million, of which $0.3 million were underwriting fees paid to CF&Co. We also paid CF&Co an advisory fee of $0.2 million in connection with the issuance. The issuance costs are amortized as interest expense and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 5.375% Senior Notes as of September 30, 2022 was $448.9 million.
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
3.750% Senior Notes
On September 27, 2019, we issued an aggregate of $300.0 million principal amount of 3.750% Senior Notes. The 3.750% Senior Notes are general unsecured obligations of the Company. The 3.750% Senior Notes bear interest at a rate of 3.750% per annum, payable in cash on each April 1 and October 1, commencing April 1, 2020. The 3.750% Senior Notes will mature on October 1, 2024. We may redeem some or all of the 3.750% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 3.750% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture related to the 3.750% Senior Notes) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 3.750% Senior Notes was $296.1 million, net of discount and debt issuance costs of $3.9 million, of which $0.2 million were underwriting fees payable to CF&Co. The issuance costs will be amortized as interest expense and the carrying value of the 3.750% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 3.750% Senior Notes was $298.4 million as of September 30, 2022.
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
4.375% Senior Notes
On July 10, 2020, we issued an aggregate of $300.0 million principal amount of 4.375% Senior Notes. The 4.375% Senior Notes are general unsecured obligations of the Company. The 4.375% Senior Notes bear interest at a rate of 4.375% per year, payable in cash on June 15 and December 15 of each year, commencing December 15, 2020. The 4.375% Senior Notes will mature on December 15, 2025. We may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 4.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture related to the 4.375% Senior Notes) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. Cantor purchased $14.5 million of such senior notes and still holds such notes as of September 30, 2022. The initial carrying value of the 4.375% Senior Notes was $296.8 million, net of discount and debt issuance costs of $3.2 million, of which $0.2 million were underwriting fees payable to CF&Co. The carrying value of the 4.375% Senior Notes was $298.0 million as of September 30, 2022.
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
Collateralized Borrowings
On May 31, 2017, we entered into a secured loan arrangement of $29.9 million under which we pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.44% per year and matured on May 31, 2021, therefore, there were no borrowings outstanding as of September 30, 2022 and December 31, 2021.
On April 8, 2019, we entered into a secured loan arrangement of $15.0 million, under which we pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.77% and matures on April 8, 2023. As of September 30, 2022, we had $3.0 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of September 30, 2022 was $24 thousand. As of December 31, 2021, we had $5.9 million outstanding related to this secured loan arrangement. The net book value of the fixed assets pledged as of December 31, 2021, was $0.1 million.

On April 19, 2019, we entered into a secured loan arrangement of $10.0 million, under which we pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.89% and matures on April 19, 2023. As of September 30, 2022 and December 31, 2021, the Company had $1.9 million and $3.8 million, respectively, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of September 30, 2022 and December 31, 2021 was $0.5 million and $1.0 million, respectively.
Weighted-average Interest Rate
For the three months ended September 30, 2022 and 2021, the weighted-average interest rate of our total Notes payable and other borrowings, which include our Unsecured Senior Revolving Credit Agreement, Senior Notes, and Collateralized Borrowings, was 4.62% and 4.06%, respectively. For the nine months ended September 30, 2022 and 2021, the weighted-average interest rate of our total Notes payable and other borrowings was 4.62% and 4.06%, respectively.
Short-term Borrowings
On August 22, 2017, we entered into a committed unsecured loan agreement with Itau Unibanco S.A. The credit agreement provided for short-term loans of up to $3.7 million (BRL 20.0 million). The maturity date of the agreement is March 8, 2023. Borrowings under this agreement bear interest at the Brazilian Interbank offering rate plus 3.20%. As of September 30, 2022, there were $1.9 million (BRL 10.0 million) of borrowings outstanding under the facility. As of December 31, 2021, there were no borrowings outstanding under the facility. As of September 30, 2022, the interest rate was 17.00%.
On August 23, 2017, we entered into a committed unsecured credit agreement with Itau Unibanco S.A. The credit agreement provided for an intra-day overdraft credit line up to $9.2 million (BRL 50.0 million). On August 20, 2021, the agreement was renegotiated, increasing the credit line to $11.1 million (BRL 60.0 million). The maturity date of the agreement is November 22, 2022. This agreement bears a fee of 1.35% per year. As of September 30, 2022 and December 31, 2021, there were no borrowings outstanding under this agreement.
On January 25, 2021, we entered into a committed unsecured loan agreement with Banco Daycoval S.A., which provided for short-term loans of up to $1.9 million (BRL 10.0 million) and was renegotiated on June 1, 2021. The amended agreement provided for short-term loans of up to $3.7 million (BRL 20.0 million). During September 2022, the borrowings under this agreement were repaid in full, and the loan was terminated on September 27, 2022, therefore as of September 30, 2022, there were no borrowings outstanding under the agreement. As of December 31, 2021, there were $3.6 million (BRL 20.0 million) of borrowing outstanding under this agreement. Borrowings under this agreement bore interest at the Brazilian Interbank offering rate plus 3.66%.
BGC Credit Agreement with Cantor
On March 19, 2018, we entered into the BGC Credit Agreement with Cantor. The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the previous Credit Facility between BGC and an affiliate of Cantor, and was approved by the Audit Committee of BGC. On August 6, 2018, the Company entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that can be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2023, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of both September 30, 2022 and December 31, 2021, there were no borrowings by BGC or Cantor outstanding under this Agreement.

CREDIT RATINGS
As of September 30, 2022, our public long-term credit ratings and associated outlooks were as follows:

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
LIQUIDITY ANALYSIS
We consider our liquidity to be comprised of the sum of Cash and cash equivalents, Reverse repurchase agreements, and Financial instruments owned, at fair value, less Securities loaned and Repurchase agreements. The discussion below describes the key components of our liquidity analysis. Our cash, cash flows, and financing arrangements are sufficient to support our cash requirements for the next twelve months and beyond.
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
•Changes in Reverse repurchase agreements and Financial instruments owned, at fair value may result from additional cash investments or sales, which will be offset by a corresponding change in Cash and cash equivalents and, accordingly, will not result in a change in our liquidity. Conversely, changes in the market value of such securities are reflected in our earnings or other comprehensive income (loss) and will result in changes in our liquidity.
At December 31, 2019, the Company completed the calculation of the one-time transition tax on the deemed repatriation of foreign subsidiaries’ earnings pursuant to the Tax Act and previously recorded a net cumulative tax expense of $28.6 million, net of foreign tax credits. An installment election can be made to pay the taxes over eight years with 40% paid in equal installments over the first five years and the remaining 60% to be paid in installments of 15%, 20% and 25% in years six, seven and eight, respectively. The cumulative remaining balance as of September 30, 2022 was $20.2 million.
As of September 30, 2022, the Company and its consolidated subsidiaries had $473.3 million of Cash and cash equivalents. In addition, the Company and its consolidated subsidiaries also held securities of $38.4 million within their Liquidity position as of September 30, 2022.

Discussion of the nine months ended September 30, 2022
The table below presents our Liquidity Analysis as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
(in thousands)
Cash and cash equivalents	$473,344	$553,598
Financial instruments owned, at fair value	38,446	41,244
Repurchase agreements	(1,013)	—
Total	$510,777	$594,842
The $84.1 million decrease in our liquidity position from $594.8 million as of December 31, 2021 to $510.8 million as of September 30, 2022 was primarily related to ordinary movements in working capital, share and unit repurchases and redemptions, dividends and distributions, new hires, tax payments, and our continued investment in Fenics Growth Platforms.
Discussion of the nine months ended September 30, 2021
The table below presents our Liquidity Analysis:

	September 30, 2021	December 31, 2020
(in thousands)
Cash and cash equivalents	$450,830	$596,291
Financial instruments owned, at fair value	37,778	58,921
Repurchase agreements	(2,997)	—
Total	$485,611	$655,212
The $169.6 million decrease in our liquidity position from $655.2 million as of December 31, 2020 to $485.6 million as of September 30, 2021, was primarily related to 45.2 million repurchases of Class A common stock and LPUs since the announced sale of the Insurance brokerage business in May 2021, ordinary movements in working capital, cash paid with respect to annual employee bonuses, tax payments, and our continued investment in Fenics Growth Platforms. Our liquidity position also decreased due to Cash held for sale totaling $36.6 million, relating to the Insurance brokerage business. Our liquidity position also reflected an increase related to net debt transactions due to drawing down $300.0 million from our $350.0 million revolving credit facility, partially offset by the $256.0 million repayment in full of the 5.125% Senior Notes.
CLEARING CAPITAL
In November 2008, we entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on our behalf. In June 2020, this clearing capital agreement was amended to cover Cantor providing clearing services in all eligible financial products to us and not just U.S. Treasury and U.S. government agency securities. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to us, Cantor shall be entitled to request from us cash or other collateral acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement or Cantor will post cash or other collateral on our behalf for a commercially reasonable charge. Cantor had not requested any cash or other property from us as collateral as of September 30, 2022.
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
These subsidiaries may also be prohibited from repaying the borrowings of their parents or affiliates, paying cash dividends, making loans to their parent or affiliates or otherwise entering into transactions, in each case, which result in a significant reduction in their regulatory capital position without prior notification or approval from their principal regulator. See Note 21—“Regulatory Requirements” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our regulatory requirements.
As of September 30, 2022, $652.0 million of net assets were held by regulated subsidiaries. As of September 30, 2022, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $331.0 million.
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
EQUITY
Class A Common Stock
Changes in shares of BGC Class A common stock outstanding were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shares outstanding at beginning of period	324,087	348,795	317,023	323,018
Share issuances:
Redemptions/exchanges of limited partnership interests¹	11,940	8,446	23,654	49,033
Vesting of RSUs	451	213	3,022	1,941
Acquisitions	—	343	1,186	1,130
Other issuances of BGC Class A common stock	98	100	441	366
Restricted stock forfeitures	(43)	(56)	(48)	(140)
Treasury stock repurchases	(12,397)	(24,433)	(21,142)	(41,940)
Shares outstanding at end of period	324,136	333,408	324,136	333,408

____________________________
1Included in redemptions/exchanges of limited partnership interests for the three months ended September 30, 2022 and 2021 are 5.8 million shares of BGC Class A common stock granted in connection with the cancellation of 6.0 million LPUs, and 5.8 million shares of BGC Class A common stock granted in connection with the cancellation of 6.9 million LPUs, respectively. Included in redemptions/exchanges of limited partnership interests for the nine months ended September 30, 2022 and 2021 are 13.7 million shares of BGC Class A common stock granted in connection with the cancellation of 14.1 million LPUs, and 21.2 million shares of BGC Class A common stock granted in connection with the cancellation of 23.2 million LPUs, respectively. Because LPUs are included in the Company’s fully diluted share count, if dilutive, redemptions/exchanges in connection with the issuance of BGC Class A common stock would not impact the fully diluted number of shares outstanding.
Class B Common Stock
The Company did not issue any shares of BGC Class B common stock during the three and nine months ended September 30, 2022 and 2021. As of both September 30, 2022 and December 31, 2021, there were 45.9 million shares of BGC Class B common stock outstanding.

Unit Redemptions and Share Repurchase Program
The Company’s Board and Audit Committee have authorized repurchases of BGC Class A common stock and redemptions of limited partnership interests or other equity interests in the Company’s subsidiaries. On August 3, 2021, the Company's Board and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of September 30, 2022, the Company had $107.7 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units. On November 4, 2022, the Board and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities.
The tables below represents the units redeemed and/or shares repurchased for cash and does not include units redeemed/cancelled in connection with the grant of shares of BGC Class A common stock nor the limited partnership interests exchanged for shares of BGC Class A common stock. The gross unit redemptions and share repurchases of BGC Class A common stock during the three and nine months ended September 30, 2022 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted-Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Program
Redemptions[1,2]
January 1, 2022—March 31, 2022	43	$4.01
April 1, 2022—June 30, 2022	1,010	3.81
July 1, 2022—September 30, 2022	214	3.91
Total Redemptions	1,267	$3.83
Repurchases[3,4]
January 1, 2022—March 31, 2022	—	$—
April 1, 2022—June 30, 2022	8,745	3.36
July 1, 2022—July 31, 2022	3,033	3.70
August 1, 2022—August 31, 2022	5,916	4.14
September 1, 2022—September 30, 2022	3,448	4.11
Total Repurchases	21,142	$3.75
Total Redemptions and Repurchases	22,409	$3.76	$107,655
___________________________
1During the three months ended September 30, 2022, the Company redeemed 0.2 million LPUs at an aggregate redemption price of $0.8 million for a weighted-average price of $4.05 per unit. During the three months ended September 30, 2022, the Company redeemed 27 thousand FPUs at an aggregate redemption price of $0.1 million for a weighted-average price of $2.96 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 5.8 million shares of BGC Class A common stock during the three months ended September 30, 2022, nor the limited partnership interests exchanged for 6.1 million shares of BGC Class A common stock during the three months ended September 30, 2022.
2During the nine months ended September 30, 2022, the Company redeemed 1.2 million LPUs at an aggregate redemption price of $4.5 million for a weighted-average price of $3.88 per unit. During the nine months ended September 30, 2022, the Company redeemed 0.1 million FPUs at an aggregate redemption price of $0.3 million for a weighted-average of $3.23 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 13.7 million shares of BGC Class A common stock during the nine months ended September 30, 2022, nor the limited partnership interests exchanged for 10.6 million shares of BGC Class A common stock during the nine months ended September 30, 2022.
3During the three months ended September 30, 2022, the Company repurchased 12.4 million shares of BGC Class A common stock at an aggregate price of $49.9 million for a weighted-average price of $4.03 per share.
4During the nine months ended September 30, 2022, the Company repurchased 21.1 million shares of BGC Class A common stock at an aggregate price of $79.3 million for a weighted-average price of $3.75 per share.

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
____________________________
1During the three months ended September 30, 2021, the Company redeemed 16 thousand LPUs at an aggregate redemption price of $71 thousand for a weighted-average price of $4.47 per unit. During the three months ended September 30, 2021, the Company redeemed 57 thousand FPUs at an aggregate redemption price of $0.3 million for an average price of $5.33 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 5.8 million shares of BGC Class A common stock during the three months ended September 30, 2021, nor the limited partnership interests exchanged for 2.9 million shares of BGC Class A common stock during the three months ended September 30, 2021.
2During the nine months ended September 30, 2021, the Company redeemed 5 million LPUs at an aggregate redemption price of $27.4 million for a weighted-average price of $5.83 per unit. During the nine months ended September 30, 2021, the Company redeemed 0.1 million FPUs at an aggregate redemption price of $0.5 million for a weighted-average price of $4.75 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 21.2 million shares of BGC Class A common stock during the nine months ended September 30, 2021, nor the limited partnership interests exchanged for 28.8 million shares of BGC Class A common stock during the nine months ended September 30, 2021.
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
The weighted-average share counts, including securities that were anti-dilutive for our earnings per share calculations, for the three months ended September 30, 2022 were as follows (in thousands):

Three Months Ended September 30, 2022
Common stock outstanding[1]	371,108
Partnership units[2]	122,734
RSUs (Treasury stock method)	1,770
Other	1,373
Total[3]	496,985
______________________________
1Common stock consisted of shares of BGC Class A common stock, shares of BGC Class B common stock and contingent shares of our Class A common stock for which all necessary conditions have been satisfied except for the passage of time. For the quarter ended September 30, 2022, the weighted-average number of shares of BGC Class A common stock was 323.9 million and shares of BGC Class B common stock was 45.9 million.
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
3For the three months ended September 30, 2022, 0.6 million potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Also as of September 30, 2022, 47.3 million shares of contingent BGC Class A common stock, N units, RSUs, and LPUs were excluded from fully diluted EPS computations because the conditions for issuance had not been met by the end of the period. The contingent BGC Class A common stock is recorded as a liability and included in “Accounts payable, accrued and other liabilities” in our unaudited Condensed Consolidated Statements of Financial Condition as of September 30, 2022.
The fully diluted period-end spot share count was as follows (in thousands):

As of September 30, 2022
Common stock outstanding	370,021
Partnership units	120,987
RSUs (Treasury stock method)	1,116
Other	2,561
Total	494,685
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
On November 23, 2018, in the Class B Issuance, BGC issued 10.3 million shares of BGC Class B common stock to Cantor and 0.7 million shares of BGC Class B common stock to CFGM, an affiliate of Cantor, in each case in exchange for shares of BGC Class A common stock from Cantor and CFGM, respectively, on a one-to-one basis pursuant to the Exchange Agreement. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC by Cantor or CFGM for the Class B Issuance. Following this exchange, Cantor and its affiliates only have the right to exchange under the Exchange Agreement up to an aggregate of 23.6 million shares of BGC Class A common stock, now owned or subsequently acquired, or its Cantor units in BGC Holdings, into shares of BGC Class B common stock. As of September 30, 2022, Cantor and CFGM did not own any shares of BGC Class A common stock.
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
Registration Statements
We previously had in place the March 2018 Form S-3 with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock from time to time on a delayed or continuous basis. On March 9, 2018, we entered into the March 2018 Sales Agreement, pursuant to which we could offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock under the CEO Program. CF&Co is a wholly owned subsidiary of Cantor and an affiliate of us. Under this Sales Agreement, we agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. The March 2018 Form S-3 and the March 2018 Sales Agreement expired in September 2021. As of the date of expiration, we had sold 17.6 million shares of BGC Class A common stock (or $210.8 million) under the March 2018 Sales Agreement, and $89.2 million of stock remained unsold by us under the March 2018 Sales Agreement. For additional information on our CEO Program sales agreements, see Note 13—“Related Party Transactions” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. On March 8, 2021, we filed a the March 2021 Form S-3 with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock from time to time on a delayed or continuous basis. On July 8, 2022, we filed an amendment to the March 2021 Form S-3. On August 3, 2022, the March 2021 Form S-3 was declared effective by the SEC, and we entered into the August 2022 Sales Agreement on August 12, 2022.
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
Further, we have an effective registration statement on Form S-4 filed on September 3, 2010, with respect to the offer and sale of up to 20 million shares of BGC Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of September 30, 2022, we have issued an aggregate of 17.2 million shares of BGC Class A common stock under this Form S-4 registration statement. Additionally, on September 13, 2019, we filed a registration statement on Form S-4, with respect to the offer and sale of up to 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of September 30, 2022, we have not issued any shares of BGC Class A common stock under this Form S-4 registration statement. We also have an effective shelf registration statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of BGC Class A common stock under the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan. As of September 30, 2022, we have issued 0.8 million shares of BGC Class A common stock under the Dividend Reinvestment and Stock Purchase Plan.
The Compensation Committee may grant stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other equity-based awards, including to provide exchange rights for shares of BGC Class A common stock upon exchange of LPUs. On November 22, 2021, at our Annual Meeting of Stockholders, our stockholders approved amendments to our Equity Plan to increase from 400 million to 500 million the aggregate number of shares of BGC Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan, subject to adjustment, and to remove the annual per-participant limit of 15 million awards that may be granted under the Plan. As of September 30, 2022, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 135.6 million shares of BGC Class A common stock.
On October 20, 2020, we filed a registration statement on Form S-3, which was declared effective on October 28, 2020, pursuant to which CF&Co may make offers and sales of our 5.375% Senior Notes, 3.750% Senior Notes and 4.375% Senior Notes in connection with ongoing market-making transactions which may occur from time to time. Such market-making transactions in these securities may occur in the open market or may be privately negotiated at prevailing market prices at a time of resale or at related or negotiated prices. Neither CF&Co, nor any other of our affiliates, has any obligation to make a market in our securities, and CF&Co or any such other affiliate may discontinue market-making activities at any time without notice.
CONTINGENT PAYMENTS RELATED TO ACQUISITIONS
Since 2016, the Company has completed acquisitions whose purchase price included an aggregate of approximately 2.2 million shares of the BGC Class A common stock (with an acquisition date fair value of approximately $9.2 million), 0.1 million LPUs (with an acquisition date fair value of approximately $0.2 million), 0.2 million RSUs (with an acquisition date fair value of approximately $1.2 million) and $37.5 million in cash that may be issued contingent on certain targets being met through 2023.
As of September 30, 2022, the Company has issued 1.0 million shares of BGC Class A common stock, 0.2 million of RSUs and paid $34.7 million in cash related to such contingent payments.
As of September 30, 2022, 1.3 million shares of BGC Class A common stock, 0.1 million RSUs and $17.3 million in cash remain to be issued if the targets are met, net of forfeitures and other adjustments.
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
On August 19, 2022, the Court issued a post-trial memorandum opinion in favor of BGC, its directors, and controlling shareholders, ruling that the Transaction was entirely fair to BGC’s shareholders with respect to both process and price. The Court found that “Berkeley Point was, by all accounts, a unique asset particularly appealing to BGC” and that the price negotiated by BGC’s Special Committee and agreed to by Cantor Fitzgerald was at the “lower end” of a range of reasonable prices. The Court further found the Special Committee was “independent, fully empowered, and well-functioning.” Final judgment in the case was entered for Defendants and against the Plaintiffs on September 27, 2022. Plaintiffs have notified the Court of their intent to appeal the memorandum opinion and final judgment.
BGC believes that any appeal of the Court's final judgement would be without merit, and will continue to defend the case vigorously. However, as in any litigated matter, the outcome cannot be determined with certainty.
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
On October 25, 2022, Cantor purchased from BGC Holdings an aggregate of 275,833 Cantor units for an aggregate consideration of $397,196 as a result of the redemption of 275,833 FPUs, and 77,507 Cantor units for aggregate consideration of $142,613 as a result of the exchange of 77,507 FPUs.
Following such purchases, as of October 31, 2022, there were no FPUs in BGC Holdings remaining, which BGC Holdings had the right to redeem or exchange and with respect to which Cantor will have the right to purchase an equivalent number of Cantor units following such redemption or exchange.
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

GUARANTEE AGREEMENT FROM MINT BROKERS
Under rules adopted by the CFTC, all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the NFA and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. Our European-based brokers engage from time to time in interest rate swap transactions with U.S.-based counterparties, and therefore we are subject to the CFTC requirements. Mint Brokers has entered into guarantees on our behalf (and on behalf of GFI), and we are required to indemnify Mint Brokers for the amounts, if any, paid by Mint Brokers on our behalf pursuant to this arrangement. Effective April 1, 2020, these guarantees were transferred to Mint Brokers from CF&Co. During both the three months ended September 30, 2022 and 2021, the Company recorded fees of $31 thousand, respectively, related to these guarantees. During both the nine months ended September 30, 2022 and 2021, the Company recorded expenses of $0.1 million with respect to these guarantees.
BGC SUBLEASE FROM NEWMARK
In May 2020, BGC U.S. OpCo entered into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark, which sublease was approved by the Audit Committee. The deal is a one-year sublease of approximately 21,000 rentable square feet in New York City. Under the terms of the sublease, BGC U.S. OpCo paid a fixed rent amount of $1.1 million in addition to all operating and tax expenses attributable to the lease. In May 2021, the sublease was amended to provide for a rate of $15 thousand per month based on the size of utilized space, with terms extending on a month-to-month basis, and expiring on December 31, 2021. In connection with the sublease, BGC U.S. OpCo paid $0.1 million and $0.5 million, for the three and nine months ended September 30, 2021, respectively.
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
As of September 30, 2022, the Company had $50.0 million remaining from its debt repurchase authorization.
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
UNIT REDEMPTIONS AND EXCHANGES—EXECUTIVE OFFICERS
On March 14, 2022, the Compensation Committee approved the grant of exchange rights to Mr. Windeatt with respect to 135,514 non-exchangeable BGC Holdings LPU-NEWs and 27,826 non-exchangeable PLPU-NEWs (at the average determination price of $4.84 per unit). On August 11, 2022, the Company repurchased 135,514 exchangeable BGC Holdings LPU-NEWs held by Mr. Windeatt at the price of $4.08 per unit, which was the closing price of the BGC Class A common stock on August 11, 2022, and redeemed 27,826 exchangeable PLPU-NEWs held by Mr. Windeatt for $134,678, less applicable taxes and withholdings.
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
On June 28, 2021, (i) the Company exchanged 520,380 exchangeable LPUs held by Mr. Lutnick at the price of $5.86, which was the closing price of the BGC Class A common stock on June 28, 2021, for 520,380 shares of BGC Class A common stock, less applicable taxes and withholdings, resulting in the delivery of 365,229 net shares of BGC Class A common stock to Mr. Lutnick, and in connection with the exchange of these 520,380 exchangeable LPUs, 425,765 exchangeable PLPUs were redeemed for a cash payment of $1,525,705 towards taxes; (ii) 88,636 non-exchangeable LPUs were redeemed for zero, and in connection therewith the Company issued Mr. Lutnick 88,636 shares of BGC Class A common stock, less applicable taxes and withholdings, resulting in the delivery of 41,464 net shares of BGC Class A common stock to Mr. Lutnick; and (iii) 1,131,774 H Units held by Mr. Lutnick were redeemed for 1,131,774 HDUs with a capital account of $7,017,000, and in connection with the redemption of these 1,131,774 H Units, 1,018,390 Preferred H Units were redeemed for $7,983,000 for taxes.
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
MARKET SUMMARY
The following table provides certain volume and transaction count information for the quarterly periods indicated:

	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Notional Volume (in billions)
Total Fully Electronic volume	$10,470	$11,335	$13,488	$10,941	$10,087
Total Hybrid volume¹	65,403	63,558	59,920	61,846	62,859
Total Fully Electronic and Hybrid volume	$75,873	$74,893	$73,408	$72,787	$72,946
Transaction Count (in thousands, except for days)
Total Fully Electronic transactions	3,905	3,876	4,473	3,817	3,367
Total Hybrid transactions	1,399	1,499	1,419	1,205	1,070
Total Fully Electronic and Hybrid transactions	5,304	5,375	5,892	5,022	4,437
Trading days	64	62	62	64	64
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
Fully Electronic volume, including new products, was $10.5 trillion for the three months ended September 30, 2022, compared to $10.1 trillion for the three months ended September 30, 2021. Our Hybrid volume for the three months ended September 30, 2022 was $65.4 trillion, compared to $62.9 trillion for the three months ended September 30, 2021.
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
Certain LPUs are granted exchangeability into shares of BGC or Newmark Class A common stock or are redeemed in connection with the grant of BGC or Newmark Class A common stock issued; BGC Class A common stock is issued on a one-for-one basis, and Newmark Class A common stock is issued based on the number of LPUs exchanged or redeemed multiplied by the then Exchange Ratio. At the time exchangeability is granted or shares of BGC or Newmark Class A common stock are issued, we recognize an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our unaudited Condensed Consolidated Statements of Operations. During the three months ended September 30, 2022 and 2021, we incurred equity-based compensation expense of $32.5 million and $47.2 million, respectively. During the nine months ended September 30, 2022 and 2021, we incurred equity-based compensation expense of $83.1 million and $86.3 million, respectively.
Certain LPUs have a stated vesting schedule and do not receive quarterly allocations of net income. Compensation expense related to these LPUs is recognized over the stated service period, and these units generally vest between two and five years. During the three months ended September 30, 2022 and 2021, we incurred equity-based compensation expense related to these LPUs of $19.0 million and $19.9 million, respectively. During the nine months ended September 30, 2022 and 2021, we incurred equity-based compensation expense related to LPUs of $53.6 million and $53.7 million, respectively. This expense is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our unaudited Condensed Consolidated Statements of Operations.
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
As of September 30, 2022 and December 31, 2021, the aggregate balance of employee loans, net of reserve, was $313.8 million and $287.0 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our unaudited Condensed Consolidated Statements of Financial Condition. Compensation expense (benefit) for the above-mentioned employee loans for the three months ended September 30, 2022 and 2021 was $10.7 million and $11.1 million, respectively. Compensation expense (benefit) for the above-mentioned employee loans for the nine months ended September 30, 2022 and 2021 was $35.1 million and $45.7 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our unaudited Condensed Consolidated Statements of Operations.

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
Liquidity Defined
BGC may also use a non-GAAP measure called “liquidity”. The Company considers liquidity to be comprised of the sum of Cash and cash equivalents, Reverse repurchase agreements (if any), and Financial instruments owned, at fair value, less securities lent out in Securities loaned transactions and Repurchase agreements (if any). The Company considers liquidity to be an important metric for determining the amount of cash that is available or that could be readily available to the Company on short notice.
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
OUR ORGANIZATIONAL STRUCTURE
Stock Ownership
As of September 30, 2022, there were 324.1 million shares of BGC Class A common stock outstanding. On June 21, 2017, Cantor pledged 10.0 million shares of BGC Class A common stock in connection with a partner loan program. On November 23, 2018, those shares of BGC Class A common stock were converted into 10.0 million shares of BGC Class B common stock and remain pledged in connection with the partner loan program. On November 23, 2018, BGC Partners issued 10.3 million shares of BGC Class B common stock to Cantor and 0.7 million shares of BGC Class B common stock to CFGM, an affiliate of Cantor, in each case in exchange for shares of BGC Class A common stock from Cantor and CFGM, respectively, on a one-to-one basis pursuant to Cantor’s and CFGM’s right to exchange such shares under the letter agreement, dated as of June 5, 2015, by and between BGC Partners and Cantor. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Partners by Cantor or CFGM for the Class B Issuance. The Class B Issuance was exempt from registration pursuant to Section 3(a)(9) of the Securities Act. As of September 30, 2022, Cantor and CFGM did not own any shares of BGC Class A common stock. Each share of BGC Class A common stock is entitled to one vote on matters submitted to a vote of our stockholders.
In addition, as of September 30, 2022, Cantor and CFGM held 45.9 million shares of BGC Class B common stock (which represents all of the outstanding shares of BGC Class B common stock), representing approximately 58.6% of our voting power on such date. Each share of BGC Class B common stock is generally entitled to the same rights as a share of BGC Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to ten votes. The BGC Class B common stock generally votes together with the BGC Class A common stock on all matters submitted to a vote of our stockholders.
Through September 30, 2022, Cantor has distributed to its current and former partners an aggregate of 20.9 million shares of BGC Class A common stock, consisting of (i) 19.4 million April 2008 distribution rights shares, and (ii) 1.5 million February 2012 distribution rights shares. As of September 30, 2022, Cantor is still obligated to distribute to its current and former partners an aggregate of 15.8 million shares of BGC Class A common stock, consisting of 14.0 million April 2008 distribution rights shares and 1.8 million February 2012 distribution rights shares.
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
As of September 30, 2022, we held directly and indirectly, through wholly-owned subsidiaries, 370.0 million BGC U.S. OpCo limited partnership units and 370.0 million BGC Global OpCo limited partnership units, representing approximately 76.7% of the outstanding limited partnership units in both BGC U.S. OpCo and BGC Global OpCo. As of that date, BGC Holdings held 112.4 million BGC U.S. OpCo limited partnership units and 112.4 million BGC Global OpCo limited partnership units, representing approximately 23.3% of the outstanding limited partnership units in both BGC U.S. OpCo and BGC Global OpCo.
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
As of September 30, 2022, excluding Preferred Units and NPSUs described below, outstanding BGC Holdings partnership interests included 56.2 million LPUs, 7.6 million FPUs and 57.3 million Cantor units.
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
As of September 30, 2022, there were 0.4 million FPUs remaining which BGC Holdings had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor units following such redemption or exchange. On October 28, 2021, Cantor purchased from BGC Holdings an aggregate of 460,929 Cantor units for an aggregate consideration of $715,605 as a result of the redemption of 460,929 FPUs, and 1,179,942 Cantor units for aggregate consideration of $2,033,838 as a result of the exchange of 1,179,942 FPUs. On March 31, 2021, Cantor purchased from BGC Holdings an aggregate of 1,149,684 Cantor units for aggregate consideration of $2,104,433 as a result of the redemption of 1,149,684 FPUs, and 1,618,376 Cantor units for aggregate consideration of $3,040,411 as a result of the exchange of 1,618,376 FPUs. On May 17, 2022, Cantor purchased from BGC Holdings an aggregate 427,494 Cantor units for aggregate consideration of $841,010 as a result of the redemption of 427,494 FPUs, and 52,681 Cantor units for aggregate consideration of $105,867 as a result of the exchange of 52,681 FPUs. On October 25, 2022, Cantor purchased from BGC Holdings an aggregate of 275,833 Cantor units for an aggregate consideration of $397,196 as a result of the redemption of 275,833 FPUs, and 77,507 Cantor units for aggregate consideration of $142,613 as a result of the exchange of 77,507 FPUs. Following such purchases, as of October 31, 2022, there were no FPUs in BGC Holdings remaining which BGC Holdings had the right to redeem or exchange and with respect to which Cantor will have the right to purchase an equivalent number of Cantor units following such redemption or exchange. In addition, any such Cantor units purchased by Cantor are currently exchangeable for up to 23.6 million shares of BGC Class B common stock or, at Cantor’s election or if there are no such additional shares of BGC Class B common stock, shares of BGC Class A common stock, in each case on a one-for-one basis (subject to customary anti-dilution adjustments).
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
Such Preferred Units may not be made exchangeable into BGC Class A common stock and accordingly will not be included in the fully diluted share count. Each quarter, the net profits of BGC Holdings are allocated to such Units at a rate of either 0.6875% (which is 2.75% per calendar year) of the allocation amount assigned to them based on their award price, or such other amount as set forth in the award documentation, before calculation and distribution of the quarterly Partnership distribution for the remaining Partnership units. The Preferred Units will not be entitled to participate in Partnership distributions other than with respect to the Preferred Distribution. As of September 30, 2022, there were 45.0 million such units, including Preferred N Units, granted and outstanding in BGC Holdings.
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
Under the Exchange Agreement, Cantor and CFGM have the right to exchange shares of BGC Class A common stock owned by them for the same number of shares of BGC Class B common stock. As of September 30, 2022, Cantor and CFGM do not own any shares of BGC Class A common stock. Cantor and CFGM would also have the right to exchange any shares of BGC Class A common stock subsequently acquired by either of them for shares of BGC Class B common stock, up to 23.6 million shares of BGC Class B common stock.
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
The following diagram illustrates our organizational structure as of September 30, 2022. The diagram does not reflect the various subsidiaries of BGC, BGC U.S. OpCo, BGC Global OpCo, or Cantor, or the noncontrolling interests in our consolidated subsidiaries other than Cantor’s units in BGC Holdings.*

STRUCTURE OF BGC PARTNERS, INC. AS OF SEPTEMBER 30, 2022

CF Group Management Inc.
Cantor Limited Partners
Cantor
Public Stockholders
• Limited Partnership Units (50.9% of economics of BGC Holdings)
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
• Limited Partnership Units (49.1% of economics of BGC Holdings)
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
BGC Global

* Shares of BGC Class B common stock are convertible into shares of BGC Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor and CFGM converted all of their BGC Class B common stock into BGC Class A common stock, Cantor would hold 12.2% of the voting power, CFGM would hold 0.2% of the voting power, and the public stockholders would hold 87.6% of the voting power (and Cantor and CFGM’s indirect economic interests in BGC U.S. and BGC Global would remain unchanged). The diagram does not reflect certain BGC Class A common stock and BGC Holdings partnership units as follows: (a) any shares of BGC Class A common stock that may become issuable upon the conversion or exchange of any convertible or exchangeable debt securities that may in the future be sold under our shelf Registration Statement on Form S-3 (Registration No. 333-180331); (b) 45.0 million Preferred Units, including Preferred N Units, granted and outstanding to BGC Holdings partners (see “BGC Partners, Inc. Partnership Structure” herein); and (c) 47.2 million N Units, excluding Preferred N Units, granted and outstanding to BGC Holdings partners.
The diagram reflects BGC Class A common stock and BGC Holdings partnership unit activity from January 1, 2022 through September 30, 2022 as follows: (a) 9.1 million LPUs for vested N Units; (b) 21.1 million shares of BGC Class A common stock repurchased; (c) an aggregate of 2.9 million LPUs granted by BGC Holdings; (d) 3.0 million shares of BGC Class A common stock issued for vested restricted stock units; (e) 6.7 million shares of BGC Class A common stock issued for vested N Units; (f) 1.2 million shares of Class A common stock issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-169232), but not the 2.8 million of such shares remaining available for issuance by us under such Registration Statement or the 20.0 million shares of BGC Class A common stock available for issuance under our 2019 Form S-4 Registration Statement (Registration No. 333-233761); (g) 1.3 million BGC Holdings LPUs and FPUs redeemed by us for cash; (h) 0.4 million FPUs related to prior period adjustments; (i) 0.2 million LPUs forfeited; (j) 0.4 million LPUs related to prior period adjustments; and (k) 18 thousand shares issued by us under our Dividend Reinvestment and Stock Purchase Plan shelf Registration Statement on Form S-3 (Registration No. 333-173109), but not the 9.2 million of such shares remaining available for issuance by us under shelf Registration Statement on Form S-3 (Registration No. 333-196999).
Corporate Conversion
The Joint Committee of BGC Partners' independent Directors of the Board has agreed to pursue and move forward with a conversion of the Company's corporate structure from an Umbrella Partnership/C-Corporation ("Up-C") to a "Full C-Corporation." The conversion would occur pursuant to definitive agreements which the Company expects to execute prior to the end of the year. The conversion to a simpler, more transparent corporate structure aims to improve operational efficiencies and provide investors with an easier to understand organizational structure. Following execution of the agreement and prior to the closing of the corporate conversion, details related to the conversion will be publicly filed with the SEC and distributed to the BGC stockholders.
BGC continues to work through identifying operational synergies which it expects to significantly offset the increase in the Company's corporate tax rate. The Company expects to provide this detailed update prior to the end of the year.
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
We also have investments in equity securities, which are publicly-traded, and which had a fair value of $0.3 million as of September 30, 2022. Investments in equity securities carry a degree of risk, as there can be no assurance that the equity securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of equity securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in equity securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in equity securities. See Note 11—“Derivatives” and Note 13—“Fair Value of Financial Assets and Liabilities” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these investments and related hedging activities.
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
The majority of the Company’s foreign currency exposure is related to the U.S. dollar versus the pound sterling and the euro. For the financial assets and liabilities denominated in the pound sterling and euro, including foreign currency hedge positions related to these currencies, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar, holding all other assumptions constant. The analysis identified the stress-tested scenario as the U.S. dollar weakening against both the euro and against the pound sterling. If as of September 30, 2022, the U.S. dollar had weakened against both the euro and the pound sterling by 10%, the currency movements would have had an aggregate negative impact on our net income of approximately $2.7 million.
Interest Rate Risk
BGC Partners had $1,050.1 million in fixed-rate debt outstanding as of September 30, 2022. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. In addition, as of September 30, 2022, BGC Partners had no borrowings outstanding under its Revolving Credit Agreement. The Revolving Credit Agreement interest rate on borrowings was previously based on LIBOR or a defined base rate plus additional margin. On March 10, 2022, the Revolving Credit Agreement was amended, restated and increased, and the corresponding interest rate on any borrowings under its Revolving Credit Agreement is based on SOFR or a defined base rate plus additional margin.
Disaster Recovery
Our processes address disaster recovery concerns. We operate most of our technology from U.S. and U.K. primary data centers. Either site alone is typically capable of running all of our essential systems. Replicated instances of this technology are maintained in our redundant data centers. Our data centers are generally built and equipped to best-practice standards of physical security with appropriate environmental monitoring and safeguards. BGC Technology conducts annual disaster recovery training exercises for each primary data center where failover procedures are tested against defined Recovery Time Objectives (RTOs).
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman of the Board and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman of the Board and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of September 30, 2022. Based on that evaluation, the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information required by this Item is set forth in Note 19—“Commitments, Contingencies and Guarantees” to the Company’s unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and under the heading “Derivative Suit” included in Part I, Item 2 of this Quarterly Report on Form 10-Q, Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated by reference herein.
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

1.1
Controlled Equity Offering SalesSM Agreement, dated August 12, 2022, between BGC Partners, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 12, 2022)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended September 30, 2022 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended September 30, 2022 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Partners, Inc.

/ S / HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

/ S / JASON HAUF
Name:	Jason Hauf
Title:	Chief Financial Officer
Date: November 8, 2022
[Signature page to the Quarterly Report on Form 10-Q for the period ended September 30, 2022 dated November 8, 2022.]