Form 10-K
period 2022-12-31
BGC Partners, Inc.
filed 2023-03-01
CIK 1094831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K
_______________________________________________
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting common equity held by non-affiliates of the registrant, based upon the closing price of the Class A common stock on June 30, 2022 as reported on NASDAQ, was approximately $1,056,877,057.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
On February 27, 2023, the registrant had 327,948,927 shares of Class A common stock, $0.01 par value, and 45,884,380 shares of Class B common stock, $0.01 par value, outstanding.
_______________________________________________
DOCUMENTS INCORPORATED BY REFERENCE.
Portions of the registrant’s definitive proxy statement for its 2023 annual meeting of stockholders (the “2023 Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10-K. We anticipate that we will file the 2023 Proxy Statement with the SEC on or before May 1, 2023.

BGC Partners, Inc.
2022 FORM 10-K ANNUAL REPORT

GLOSSARY OF TERMS, ABBREVIATIONS AND ACRONYMS
The following terms, abbreviations and acronyms are used to identify frequently used terms and phrases that may be used in this report:

TERM	DEFINITION
3.750% Senior Notes	The Company’s $300.0 million principal amount of 3.750% senior notes maturing on October 1, 2024 and issued on September 27, 2019

4.375% Senior Notes	The Company’s $300.0 million principal amount of 4.375% senior notes maturing on December 15, 2025 and issued on July 10, 2020

5.125% Senior Notes	The Company’s original $300.0 million principal amount of 5.125% senior notes, which matured on May 27, 2021 and were issued on May 27, 2016, of which $44.0 million was redeemed through a cash tender offer by the Company on August 14, 2020

5.375% Senior Notes	The Company’s $450.0 million principal amount of 5.375% senior notes maturing on July 24, 2023 and issued on July 24, 2018

Adjusted Earnings	A non-GAAP financial measure used by the Company to evaluate financial performance, which primarily excludes (i) certain non-cash items and other expenses that generally do not involve the receipt or outlay of cash and do not dilute existing stockholders, and (ii) certain gains and charges that management believes do not best reflect the ordinary results of BGC

ADV	Average daily volume

Algomi	Algomi Limited, a wholly owned subsidiary of the Company, acquired on March 6, 2020

API	Application Programming Interface

April 2008 distribution rights shares	Cantor’s deferred stock distribution rights provided to current and former Cantor partners on April 1, 2008

Aqua	Aqua Securities L.P., an alternative electronic trading platform, which offers new pools of block liquidity to the global equities markets and is a 49%-owned equity method investment of the Company and 51% owned by Cantor

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

Audit Committee	Audit Committee of the Board

August 2022 Sales Agreement	CEO Program sales agreement, by and between the Company and CF&Co, dated August 12, 2022, pursuant to which the Company can offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock

Berkeley Point	Berkeley Point Financial LLC, a wholly owned subsidiary of the Company acquired on September 8, 2017 and contributed to Newmark in the Separation

Besso	Besso Insurance Group Limited, formerly a wholly owned subsidiary of the Company, acquired on February 28, 2017. Sold to The Ardonagh Group on November 1, 2021 as part of the Insurance Business Disposition

BGC	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

BGC or our Class A common stock	BGC Partners Class A common stock, par value $0.01 per share

TERM	DEFINITION
BGC or our Class B common stock	BGC Partners Class B common stock, par value $0.01 per share

BGC Credit Agreement	Agreement between the Company and Cantor, dated March 19, 2018, that provides for each party or its subsidiaries to borrow up to $250.0 million, as amended on August 6, 2018 to increase the facility to $400.0 million

BGC Financial or BGCF	BGC Financial, L.P.

BGC Global OpCo	BGC Global Holdings, L.P., an operating partnership, which is owned jointly by BGC and BGC Holdings and holds the non-U.S. businesses of BGC

BGC Entity Group	BGC, BGC Holdings, and BGC U.S. OpCo, and their respective subsidiaries (other than, prior to the Spin-Off, the Newmark Group), collectively

BGC Group, Inc.	BGC Group, Inc., a Delaware corporation and currently a wholly owned subsidiary of BGC Partners. BGC Group was incorporated on April 19, 2021, solely for the purpose of effecting the Corporate Conversion and to serve as the new publicly traded holding company for the BGC businesses. Immediately following the Corporate Conversion, BGC Group, Inc. Class A common stock is expected to be listed on the NASDAQ Global Select Market under the ticker symbol “BGC.” BGC Group, Inc. has not carried on any activities other than in connection with the Corporate Conversion

BGC Holdings	BGC Holdings, L.P., an entity owned by Cantor, Founding Partners, BGC employee partners and, after the Separation, Newmark employee partners

BGC Holdings Distribution	Pro-rata distribution, pursuant to the Separation and Distribution Agreement, by BGC Holdings to its partners of all of the exchangeable limited partnership interests of Newmark Holdings owned by BGC Holdings immediately prior to the distribution, completed on the Distribution Date

BGC OpCos	BGC U.S. OpCo and BGC Global OpCo, collectively

BGC Partners	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

BGC U.S. OpCo	BGC Partners, L.P., an operating partnership, which is owned jointly by BGC and BGC Holdings and holds the U.S. businesses of BGC

Board	Board of Directors of the Company

Brexit	Exit of the U.K. from the EU

Cantor	Cantor Fitzgerald, L.P. and, where applicable, its subsidiaries

Cantor group	Cantor and its subsidiaries other than BGC Partners, including Newmark

Cantor units	Limited partnership interests of BGC Holdings or Newmark Holdings held by the Cantor group, which units are exchangeable into shares of BGC Class A common stock or BGC Class B common stock, or Newmark Class A common stock or Newmark Class B common stock, as applicable

CCRE	Cantor Commercial Real Estate Company, L.P.

CECL	Current Expected Credit Losses

CEO Program	Controlled equity offering program

CF&Co	Cantor Fitzgerald & Co., a wholly owned broker-dealer subsidiary of Cantor

TERM	DEFINITION
CFGM	CF Group Management, Inc., the general partner of Cantor

CFS	Cantor Fitzgerald Securities, a wholly owned broker-dealer subsidiary of Cantor

CFTC	Commodity Futures Trading Commission

Charity Day	BGC’s annual event held on September 11th where employees of the Company raise proceeds for charity

Class B Issuance	Issuance by BGC of 10,323,366 and 712,907 shares of BGC Class B common stock to Cantor and CFGM, respectively, in exchange for an aggregate of 11,036,273 shares of BGC Class A common stock under the Exchange Agreement, completed on November 23, 2018

CLOB	Central Limit Order Book

CME	CME Group Inc., the company that acquired NEX in November 2018

Company	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

Company Debt Securities	The 5.125% Senior Notes, 5.375% Senior Notes, 3.750% Senior Notes, 4.375% Senior Notes and any future debt securities issued by the Company

Compensation Committee	Compensation Committee of the Board

Contribution Ratio	Equal to a BGC Holdings limited partnership interest multiplied by one, divided by 2.2 (or 0.4545)

Corant	Corant Global Limited, BGC's former Insurance brokerage business

Corporate Conversion	The Corporate Conversion of the BGC businesses through a series of mergers and related transactions pursuant to which BGC Partners and BGC Holdings will become wholly owned subsidiaries of BGC Group, Inc. Once the Corporate Conversion is completed, it will have the effect of transforming the organizational structure of the BGC businesses from an Up-C structure to a simplified “Full C-Corporation” structure

Corporate Conversion Agreement	The Corporate Conversion Agreement is the agreement entered into on November 15, 2022 by and among BGC Partners, BGC Holdings, BGC Group, Inc., and other affiliated entities, and, solely for the purposes of certain provisions therein, Cantor, that provides for the Corporate Conversion of the BGC businesses

Corporate Conversion Transactions	The Corporation Conversion Transactions refers to the series of mergers contemplated by the Corporate Conversion Agreement and related transactions

COVID-19	Coronavirus Disease 2019

CRD	Capital Requirements Directive

Credit Facility	A $150.0 million credit facility between the Company and an affiliate of Cantor entered into on April 21, 2017, which was terminated on March 19, 2018

DCM	Designated Contract Market

DCO	Derivatives Clearing Organization

Distribution Date	November 30, 2018, the date that BGC and BGC Holdings completed the Spin-Off and the BGC Holdings Distribution, respectively

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

TERM	DEFINITION
ECB	European Central Bank

Ed Broking	Ed Broking Group Limited, formerly a wholly owned subsidiary of the Company, acquired on January 31, 2019 and sold to The Ardonagh Group on November 1, 2021 as part of the Insurance Business Disposition

EMIR	European Market Infrastructure Regulation

EPS	Earnings Per Share

Equity Plan	Eighth Amended and Restated Long Term Incentive Plan, approved by the Company’s stockholders at the annual meeting of stockholders on November 22, 2021

ESG	Environmental, social and governance, including sustainability or similar items

eSpeed	Various assets comprising the Fully Electronic portion of the Company’s former benchmark on-the-run U.S. Treasury brokerage, market data and co-location service businesses, sold to Nasdaq on June 28, 2013

EU	European Union

Exchange Act	Securities Exchange Act of 1934, as amended

Exchange Agreement	A letter agreement by and between BGC Partners and Cantor and CFGM, dated June 5, 2015, that grants Cantor and CFGM the right to exchange shares of BGC Class A common stock into shares of BGC Class B common stock on a one-to-one basis up to the limits described therein

Exchange Ratio	Ratio by which a Newmark Holdings limited partnership interest can be exchanged for shares of Newmark Class A or Class B common stock

FASB	Financial Accounting Standards Board

FCA	Financial Conduct Authority of the U.K.

FCM	Futures Commission Merchant

February 2012 distribution rights shares	Cantor’s deferred stock distribution rights provided to current and former Cantor partners on February 14, 2012

Fenics	BGC’s group of electronic brands, offering a number of market infrastructure and connectivity services, Fully Electronic marketplaces, and the Fully Electronic brokerage of certain products that also may trade via Voice and Hybrid execution, including market data and related information services, Fully Electronic brokerage, connectivity software, compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions; includes Fenics Growth Platforms and Fenics Markets

Fenics Growth Platforms	Consists of Fenics UST, Fenics GO, Lucera, Fenics FX and other newer standalone platforms

Fenics Integrated
Represents Fenics businesses that utilize sufficient levels of technology such that significant amounts of their transactions can be, or are, executed without broker intervention and have expected pre-tax margins of at least 25%

Fenics Markets	Consists of the Fully Electronic portions of BGC’s brokerage businesses, data, software and post-trade revenues that are unrelated to Fenics Growth Platforms, as well as Fenics Integrated revenues

FINRA	Financial Industry Regulatory Authority

TERM	DEFINITION
FMX	BGC's combined U.S. Treasury and Futures electronic marketplace

Founding Partners	Individuals who became limited partners of BGC Holdings in the mandatory redemption of interests in Cantor in connection with the 2008 separation and merger of Cantor’s BGC division with eSpeed, Inc. (provided that members of the Cantor group and Howard W. Lutnick (including any entity directly or indirectly controlled by Mr. Lutnick or any trust with respect to which he is a grantor, trustee or beneficiary) are not founding partners) and became limited partners of Newmark Holdings in the Separation

Founding/Working Partners	Holders of FPUs

FPUs	Founding/Working Partners units in BGC Holdings or Newmark Holdings that are generally redeemed upon termination of employment

Freedom	Freedom International Brokerage Company, a 45%-owned equity method investment of the Company

Fully Electronic	Broking transactions intermediated on a solely electronic basis rather than by Voice or Hybrid broking

Futures Exchange Group	CFLP CX Futures Exchange Holdings, LLC, CFLP CX Futures Exchange Holdings, L.P., CX Futures Exchange Holdings, LLC, CX Clearinghouse Holdings, LLC, CX Futures Exchange, L.P. and CX Clearinghouse, L.P.

FX	Foreign exchange

GDPR	General Data Protection Regulation

GFI	GFI Group Inc., a wholly owned subsidiary of the Company, acquired on January 12, 2016

GILTI	Global Intangible Low-Taxed Income

Ginga Petroleum	Ginga Petroleum (Singapore) Pte Ltd, a wholly owned subsidiary of the Company, acquired on March 12, 2019

GUI	Graphical User Interface

HDUs	LPUs with capital accounts, which are liability awards recorded in “Accrued compensation” in the Company’s consolidated statements of financial condition

Hybrid	Broking transactions executed by brokers and involving some element of Voice broking and electronic trading

ICAP	ICAP plc, a part of TP ICAP group, and a leading markets operator and provider of execution and information services

ICE	Intercontinental Exchange

IMO	Initial Margin Optimization

Incentive Plan	The Company’s Second Amended and Restated Incentive Bonus Compensation Plan, approved by the Company’s stockholders at the annual meeting of stockholders on June 6, 2017

Insurance brokerage business
The insurance brokerage business of BGC, including Corant, Ed Broking, Besso, Piiq Risk Partners, Junge, Cooper Gay, Global Underwriting and Epsilon, which business was sold to The Ardonagh Group on November 1, 2021

TERM	DEFINITION
Insurance Business Disposition	The sale of the Insurance brokerage business for $534.9 million in gross cash proceeds after closing adjustments, subject to limited post-closing adjustments, completed on November 1, 2021

IR Act	Inflation Reduction Act of 2022

LCH	London Clearing House

Legacy BGC Holdings Units	BGC Holdings LPUs outstanding immediately prior to the Separation

Legacy Newmark Holdings Units	Newmark Holdings LPUs issued in connection with the Separation

LGD	Loss Given Default

LIBOR	London Interbank Offering Rate

LPUs	Certain limited partnership units in BGC Holdings or Newmark Holdings held by certain employees of BGC Partners or Newmark and other persons who have provided services to BGC Partners or Newmark, which units may include APSIs, APSUs, AREUs, ARPSUs, HDUs, U.K. LPUs, N Units, PLPUs, PPSIs, PPSUs, PSEs, PSIs, PSUs, REUs, and RPUs, along with future types of limited partnership units in BGC Holdings or Newmark Holdings

Lucera	A wholly owned subsidiary of the Company, also known as “LFI Holdings, LLC” or “LFI,” which is a software defined network offering the trading community direct connectivity

March 2018 Form S-3	CEO Program shelf registration statement on Form S-3 filed on March 9, 2018

March 2018 Sales Agreement	CEO Program sales agreement, by and between the Company and CF&Co, dated March 9, 2018, pursuant to which the Company could offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock, which agreement expired in September 2021

MEA	Middle East and Africa region

MiFID II	Markets in Financial Instruments Directive II, a legislative framework instituted by the EU to regulate financial markets and improve protections for investors by increasing transparency and standardizing regulatory disclosures

Mint Brokers	A wholly owned subsidiary of the Company, acquired on August 19, 2010, registered as an FCM with both the CFTC and the NFA

Nasdaq	Nasdaq, Inc., formerly known as NASDAQ OMX Group, Inc.

NDF	Non-deliverable forwards

Newmark	Newmark Group, Inc. (NASDAQ symbol: NMRK), a publicly traded and former majority-owned subsidiary of BGC until the Distribution Date, and, where applicable, its consolidated subsidiaries

Newmark Class A common stock	Newmark Class A common stock, par value $0.01 per share

Newmark Class B common stock	Newmark Class B common stock, par value $0.01 per share

Newmark Group	Newmark, Newmark Holdings, and Newmark OpCo and their respective subsidiaries, collectively

TERM	DEFINITION
Newmark Holdings	Newmark Holdings, L.P.

Newmark IPO	Initial public offering of 23 million shares of Newmark Class A common stock by Newmark at a price of $14.00 per share in December 2017

Newmark OpCo	Newmark Partners, L.P., an operating partnership, which is owned jointly by Newmark and Newmark Holdings and holds the business of Newmark

NYAG	New York Attorney General’s Office

NEX	NEX Group plc, an entity formed in December 2016, formerly known as ICAP

NFA	National Futures Association

Non-GAAP	A financial measure that differs from the most directly comparable measure calculated and presented in accordance with U.S. GAAP, such as Adjusted Earnings and Adjusted EBITDA

N Units	Non-distributing partnership units of BGC Holdings or Newmark Holdings that may not be allocated any item of profit or loss, and may not be made exchangeable into shares of Class A common stock, including NREUs, NPREUs, NLPUs, NPLPUs, NPSUs, and NPPSUs

OCI	Other comprehensive income (loss), including gains and losses on cash flow and net investment hedges, unrealized gains and losses on available for sale securities (in periods prior to January 1, 2018), certain gains and losses relating to pension and other retirement benefit obligations and foreign currency translation adjustments

OTC	Over-the-Counter

OTF	Organized Trading Facility, a regulated execution venue category introduced by MiFID II

PCD assets	Purchased financial assets with deterioration in credit quality since origination

PD	Probability of Default

Period Cost Method	Treatment of taxes associated with the GILTI provision as a current period expense when incurred rather than recording deferred taxes for basis differences

Poten & Partners	Poten & Partners Group, Inc., a wholly owned subsidiary of the Company, acquired on November 15, 2018

Preferred Distribution	Allocation of net profits of BGC Holdings or Newmark Holdings to holders of Preferred Units, at a rate of either 0.6875% (i.e., 2.75% per calendar year) or such other amount as set forth in the award documentation

Preferred Units	Preferred partnership units in BGC Holdings or Newmark Holdings, such as PPSUs, which are settled for cash, rather than made exchangeable into shares of Class A common stock, are only entitled to a Preferred Distribution, and are not included in BGC’s or Newmark’s fully diluted share count

Real Estate L.P.	CF Real Estate Finance Holdings, L.P., a commercial real estate-related financial and investment business controlled and managed by Cantor, of which Newmark owns a minority interest

Real GDP	Real Gross Domestic Product is a macroeconomic measure of the value of economic output adjusted for price changes (i.e., inflation or deflation), which transforms the money-value measure, nominal GDP, into an index for quantity of total output

Record Date	Close of business on November 23, 2018, in connection with the Spin-Off

TERM	DEFINITION
Repurchase Agreements	Securities sold under agreements to repurchase that are recorded at contractual amounts, including interest, and accounted for as collateralized financing transactions

Revolving Credit Agreement	The Company’s unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, dated as of November 28, 2018, that provides for a maximum revolving loan balance of $350.0 million, bearing interest at either LIBOR or a defined base rate plus additional margin, amended on December 11, 2019 to extend the maturity date to February 26, 2021 and further amended on February 26, 2020 to extend the maturity date to February 26, 2023. On March 10, 2022, the agreement was amended and restated to increase the size of the credit facility to $375.0 million, bearing interest at either SOFR or a defined base rate plus additional margin, and extend the maturity date to March 10, 2025

ROU	Right-of-Use

RSUs	BGC or Newmark unvested restricted stock units, payable in shares of BGC Class A common stock or Newmark Class A common stock, respectively, held by certain employees of BGC Partners or Newmark and other persons who have provided services to BGC Partners or Newmark, or issued in connection with certain acquisitions
Russia's Invasion of Ukraine	Russia's invasion of Ukraine, which led to imposed sanctions by the U.S., U.K., EU, and other countries on Russian counterparties

SaaS	Software as a Service

SBSEF	Security-based Swap Execution Facility

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

SEF	Swap Execution Facility

Separation	Principal corporate transactions pursuant to the Separation and Distribution Agreement, by which BGC, BGC Holdings and BGC U.S. OpCo and their respective subsidiaries (other than the Newmark Group) transferred to Newmark, Newmark Holdings and Newmark OpCo and their respective subsidiaries the assets and liabilities of the BGC Entity Group relating to BGC’s real estate services business, and related transactions, including the distribution of Newmark Holdings units to holders of units in BGC Holdings and the assumption and repayment of certain BGC indebtedness by Newmark

Separation and Distribution Agreement	Separation and Distribution Agreement, by and among the BGC Entity Group, the Newmark Group, Cantor and BGC Global OpCo, originally entered into on December 13, 2017, as amended on November 8, 2018 and amended and restated on November 23, 2018

SMCR	Senior Managers Certification Regime

SOFR	Secured Overnight Financing Rate

SPAC	Special Purpose Acquisition Company

SPAC Investment Banking Activities	Aurel's investment banking activities with respect to SPACs

Spin-Off	Pro-rata distribution, pursuant to the Separation and Distribution Agreement, by BGC to its stockholders of all the shares of common stock of Newmark owned by BGC Partners immediately prior to the Distribution Date, with shares of Newmark Class A common stock distributed to the holders of shares of BGC Class A common stock (including directors and executive officers of BGC Partners) of record on the Record Date, and shares of Newmark Class B common stock distributed to the holders of shares of BGC Class B common stock (Cantor and CFGM) of record on the Record Date, completed on the Distribution Date

TERM	DEFINITION
Tax Act	Tax Cuts and Jobs Act enacted on December 22, 2017

TDRs	Troubled Debt Restructurings

The Ardonagh Group	The Ardonagh Group Limited; the U.K.'s largest independent insurance broker and purchaser of BGC's Insurance brokerage business completed on November 1, 2021

Tower Bridge	Tower Bridge International Services L.P., a subsidiary of the Company, which is 52%-owned by the Company and 48%-owned by Cantor

TP ICAP	TP ICAP plc, an entity formed in December 2016, formerly known as Tullett

Tradition	Compagnie Financière Tradition (which is majority owned by Viel & Cie)

Tullett	Tullett Prebon plc, a part of TP ICAP group and an interdealer broker, primarily operating as an intermediary in the wholesale financial and energy sectors

U.K.	United Kingdom

U.S. GAAP or GAAP	Generally Accepted Accounting Principles in the United States of America

UBT	Unincorporated Business Tax

VIE	Variable Interest Entity

Voice	Voice-only broking transactions executed by brokers over the telephone

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
RISK FACTOR SUMMARY
The following is a summary of material risks that could affect our business, each of which may have a material adverse effect on our business, financial condition, results of operations and prospects. This summary may not contain all of our material risks, and it is qualified in its entirety by the more detailed risk factors set forth in Item 1A “Risk Factors.”
•Our business, financial condition, results of operations and prospects have been and may continue to be affected both positively and negatively by conditions in the global economy and financial markets generally.
•Actions taken by governments in response to rising inflation rates may have a material impact on our business.
•The U.K. exit from the EU could materially adversely impact our customers, counterparties, businesses, financial condition, results of operations and prospects.
•The effects of the COVID-19 pandemic continue to significantly disrupt and adversely affect the environment in which we and our customers and competitors operate, including the global economy, the U.S. economy, the global financial markets, our businesses, financial condition, results of operations and prospects.
•We may pursue opportunities, including strategic alliances, acquisitions, dispositions, joint ventures or other growth opportunities (including hiring new brokers and salespeople), which could present unforeseen integration obstacles or costs and could dilute our stockholders. We may also face competition in our acquisition strategy, and such competition may limit such opportunities.
•We have offerings linked to cryptocurrencies that could expose us to technology, regulatory and financial risks.
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
•We may not be able to protect our intellectual property rights or may be prevented from using intellectual property necessary for our business.
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
•Consolidation and concentration of market share in the banking, brokerage, exchange and financial services industries could materially adversely affect our business, financial condition, results of operations and prospects because we may not be able to compete successfully.

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
•We are subject to risks inherent in doing business in international financial markets, international expansion and international operations, including regulatory risks, political risks, and foreign currency risks.
•Our activities are subject to credit and performance risks, which could result in us incurring significant losses that could materially adversely affect our business, financial condition, results of operations and prospects.
•Increased scrutiny and changing expectations from stockholders with respect to the Company's ESG practices may result in additional costs or risks.
•If we or BGC Holdings were deemed an “investment company” under the Investment Company Act, the Investment Company Act’s restrictions could make it impractical for us to continue our business.
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
•The expected benefits of the Corporate Conversion may not be obtained.
•We are currently controlled by Cantor, but the Corporate Conversion will have the effect of increasing the percentage of voting power held by Cantor as a result of the issuance of BGC Group, Inc. Class B common stock in exchange for the BGC Holdings exchangeable units held by Cantor. The increase in voting power held by Cantor could result in Cantor exercising control over BGC Group, Inc. for a longer period of time than it would over us absent the Corporate Conversion.
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
Our Business
BGC is a leading global financial brokerage and technology company servicing the global financial markets. Through brands including BGC®, Fenics®, GFI®, Sunrise Brokers™, Poten & Partners®, and RP Martin® among others, our businesses specialize in the brokerage of a broad range of products, including fixed income such as government bonds, corporate bonds, and other debt instruments, as well as related interest rate derivatives and credit derivatives. Additionally, we provide brokerage products across FX, Equities, Energy and Commodities, Shipping and Futures and Options. Our businesses also provide a wide variety of services, including trade execution, connectivity solutions, brokerage services, clearing, trade compression and other post-trade services, information, and other back-office services to a broad assortment of financial and non-financial institutions.
Our integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use our Voice, Hybrid, or, in many markets, Fully Electronic brokerage services in connection with transactions executed either OTC or through an exchange. Through our Fenics® group of electronic brands, we offer a number of market infrastructure and connectivity services, including our Fully Electronic marketplaces, and the Fully Electronic brokerage of certain products that also may trade via our Voice and Hybrid execution platforms. The full suite of Fenics® offerings includes our Fully Electronic and Hybrid brokerage, market data and related information services, trade compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions. Fenics® brands also operate under the names Fenics®, FMX™, FMX Futures Exchange™, Fenics Markets Xchange™, Fenics Futures Exchange™, Fenics UST™, Fenics FX™, Fenics Repo™, Fenics Direct™, Fenics MID™, Fenics Market Data™, Fenics GO™, Fenics PortfolioMatch™, kACE2®, and Lucera®.
BGC, BGC Partners, BGC Trader, GFI, GFI Ginga, CreditMatch, Fenics, Fenics.com, FMX, Sunrise Brokers, Poten & Partners, RP Martin, kACE2, Capitalab, Swaptioniser, CBID, and Lucera are trademarks/service marks, and/or registered trademarks/service marks of BGC Partners, Inc. and/or its affiliates.
Our customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, and investment firms. We have dozens of offices globally in major markets including New York and London, as well as in Bahrain, Beijing, Bogotá, Brisbane, Cape Town, Chicago, Copenhagen, Dubai, Dublin, Frankfurt, Geneva, Hong Kong, Houston, Johannesburg, Madrid, Manila, Melbourne, Mexico City, Miami, Milan, Monaco, Nyon, Paris, Perth, Rio de Janeiro, Santiago, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tel Aviv, Tokyo, Toronto, and Zurich.
As of December 31, 2022, we had 1,985 brokers, salespeople, managers, technology professionals and other front-office personnel across our businesses.
Our History
Our business originated from one of the oldest and most established inter-dealer or wholesale brokerage franchises in the financial intermediary industry. Cantor started our wholesale intermediary brokerage operations in 1972. In 1996, Cantor launched its eSpeed system, which revolutionized the way government bonds are traded in the inter-dealer market by providing a Fully Electronic trading marketplace. eSpeed completed an initial public offering in 1999 and began trading on Nasdaq, yet it remained one of Cantor’s controlled subsidiaries.
Following eSpeed’s initial public offering, Cantor continued to operate its inter-dealer Voice and Hybrid brokerage businesses separately from eSpeed. In August 2004, Cantor announced the reorganization and separation of its inter-dealer Voice and Hybrid brokerage businesses into a subsidiary called “BGC,” in honor of B. Gerald Cantor, the pioneer in screen brokerage services and fixed income market data products. In April 2008, BGC and certain other Cantor assets merged with and into eSpeed, and the combined company began operating under the name “BGC Partners, Inc.”
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
Since 2001, we have substantially rebuilt our U.S. presence and have continued to expand our global footprint through the acquisition and integration of established brokerage companies and the hiring of experienced brokers. Through these actions, we have been able to expand our presence in key markets and position our business for sustained growth. Since 2015, our acquisitions have included those of GFI, Sunrise Brokers Group, Poten & Partners, Perimeter Markets Inc., Lucera, Micromega Securities Proprietary Limited, Ginga Petroleum, Emerging Markets Bond Exchange Ltd, Kalahari Ltd, Algomi, and the Futures Exchange Group.
Since the founding of eSpeed, we have continued to pioneer advances in electronic trading across the wholesale capital markets. Fenics, BGC’s financial brokerage and technology business, has grown significantly, supported by our investment in new trading technologies and platforms, as well as from trends of proliferating electronic execution across the capital markets and the demand for electronic data services.
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
We currently operate electronic marketplaces in multiple financial markets through numerous products and services, including Fenics, BGC Trader, and several multi-asset Hybrid offerings for Voice and Fully Electronic execution, including BGC’s Volume Match and GFI’s CreditMatch. We also operate a number of newer standalone, Fully Electronic platforms such as Fenics UST, Fenics FX, Fenics GO, and PortfolioMatch, among others. These electronic marketplaces offer electronic trading of numerous OTC and listed financial products, including government bonds, interest rate derivatives, spot foreign exchange, foreign exchange derivatives, corporate bonds, and credit derivatives. We believe that we offer a comprehensive application providing volume, access, connectivity, speed of execution and ease of use. Our trading platform establishes a direct link between our brokers and customers and occupies valuable real estate on traders’ desktops, which is difficult to replicate.
We believe that we can leverage our platform to offer Fully Electronic trading as additional products transition from Voice and Hybrid trading to Fully Electronic execution and additional electronic data services. We intend to continue to invest in this Fully Electronic business. Going forward, we expect Fenics to become an even more valuable part of BGC as it continues to grow. We continue to analyze how to optimally configure our Voice, Hybrid and Fully Electronic businesses. Further, we continue to navigate the volatile interest rate environment experienced over the last year and the impact of high interest rates on our trading volumes and spreads.
Corporate Conversion
On November 15, 2022, we and BGC Holdings, along with certain other entities, entered into a Corporate Conversion Agreement in order to reorganize and simplify our organizational structure by converting us from an Up-C to a “Full C-Corporation.” Upon completion of the Corporate Conversion Transactions, the stockholders of BGC Partners and the limited partners of BGC Holdings will participate in the economics of the BGC businesses through the same publicly traded corporate entity, BGC Group, Inc. By simplifying the organizational structure, the Corporate Conversion Transactions are intended to improve transparency and reduce operational complexity.
The Corporate Conversion Agreement provides that, on the terms and subject to the conditions set forth in the Corporate Conversion Agreement, BGC, BGC Holdings and their applicable subsidiaries will engage in the Mergers, pursuant to which:
•each share of Class A Common Stock and Class B Common Stock outstanding at the effective time of the Mergers will be converted into one share of Class A common stock and Class B common stock, respectively, of BGC Group, Inc.;
•each exchangeable limited partnership unit of BGC Holdings held by Cantor or one of its subsidiaries and outstanding at the effective time of the Mergers will be converted into one share of Class B common stock of BGC Group, Inc., subject to the terms and conditions of the Corporate Conversion Agreement, provided that a portion of the shares of BGC Group, Inc. Class B common stock issued to Cantor will exchange into BGC Group, Inc. Class A common stock in the event that BGC Group, Inc. does not issue at least $75,000,000 in BGC Group, Inc. common stock in connection with certain acquisition transactions prior to the seventh anniversary of the closing of the Mergers;

•each exchangeable limited partnership unit of BGC Holdings not held by Cantor or any of Cantor’s subsidiaries and outstanding at the effective time of the Mergers will be converted into one share of Class A common stock of BGC Group, Inc.; and
•each non-exchangeable limited partnership unit of BGC Holdings will, subject to certain limited exceptions, be converted into awards denominated in cash, restricted stock and/or RSUs of BGC Group, Inc., each as further set forth in the Corporate Conversion Agreement.
In connection with the Corporate Conversion Transactions, BGC Group, Inc. is expected to assume our Equity Plan, which is expected to be amended and restated to increase the number of shares of Class A common stock reserved for the grant of awards thereunder, to make certain other additional changes in connection with the Corporate Conversion Transactions, and to change the name of the Equity Plan to the “BGC Group, Inc., Inc. Long Term Incentive Plan”. It is also expected that, in connection with the Corporate Conversion Transactions, BGC Group, Inc. will assume our Incentive Plan, as appropriately amended and restated, and renamed the “BGC Group, Inc. Incentive Bonus Compensation Plan.” There will no longer be any need for our Participation Plan following the Corporate Conversion Transactions.
The Corporate Conversion Agreement has been approved by our Board of Directors, at the recommendation of the independent Audit Committee and the independent Compensation Committee of the Board of Directors, sitting jointly (the “Joint Committee”). The Joint Committee has been advised by independent financial and legal advisors selected by the Joint Committee. Houlihan Lokey, Inc., as financial advisor, has provided a fairness opinion to the Joint Committee.
In the first quarter of 2023, we received preliminary approvals from various U.S. and international regulatory authorities relating to the Corporate Conversion Transactions. We continue to seek regulatory approvals where required. Following receipt of such approvals, and subject to other customary closing conditions, including approval of our shareholders, which are expected to be satisfied, we expect to close the Corporate Conversion in the third quarter of 2023.
We expect to file a Registration Statement on Form S-4 in connection with the Corporate Conversion in the second quarter of 2023. We also expect to provide additional information with respect to our expected tax rates going forward as soon as practicable.
Overview of Our Products and Services
Financial Brokerage and Technology
Financial Brokerage
While Voice and Hybrid brokerage revenues still represent the majority of BGC’s overall revenues, we continue to convert our Voice and Hybrid brokerage to our higher margin, technology-driven Fenics business, which has grown to represent 25% of total BGC revenues during the fourth quarter and year end 2022. Over the past several years, we have invested in, and developed, new state-of-the-art trading platforms, including Fenics UST, Fenics FX, Fenics GO, and PortfolioMatch, across Rates, FX, Equities, and Credit, respectively. We have also invested in, and deployed, trading technology solutions across our entire business, including our Voice and Hybrid brokerage desks, with an aim to increase our average broker productivity and to accelerate trends of electronic conversion. Underpinning our efforts to automate and electronify our overall brokerage business are macro trends across the capital markets, where the adoption of electronic trading has accelerated in recent years.
Beginning in 2021, we began to categorize our Fenics business as Fenics Markets and Fenics Growth Platforms as follows:
•    Fenics Markets includes the Fully Electronic portion of BGC’s brokerage business, data, software and post-trade revenues that are unrelated to Fenics Growth Platforms, as well as Fenics Integrated revenues. Fenics Integrated, introduced during the second quarter of 2020, seamlessly integrates hybrid liquidity with customer electronic orders either by GUI and/or API. Desks are categorized as “Fenics Integrated” if they utilize sufficient levels of technology such that significant amounts of their transactions can be or are executed without broker intervention and have expected pre-tax margins of at least 25%.
•    Fenics Growth Platforms includes Fenics UST, Fenics GO, Lucera, Fenics FX, PortfolioMatch and other newer standalone platforms. Revenues generated from data, software and post-trade attributable to Fenics Growth Platforms are included within their related businesses.
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
On November 3, 2021, the Company announced FMX, which will include Fenics' U.S. Treasury business with a state-of-the-art U.S. Rates futures platform. FMX is expected to complete all regulatory filings and submissions by the end of the first quarter. We remain on track for a soft launch of our futures platform, and we expect to announce our FMX strategic investors prior to the launch. For more information about FMX, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Business Environment.”
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
Technology Offerings
Our market data, software, and post-trade offerings provide a range of trade lifecycle services which include market data and analytics services, infrastructure and connectivity solutions, and post-trade services, such as trade compression, matching and other post-trade optimization services. These businesses have highly recurring and compounding revenue bases, which are reported within our overall Fenics business. We have invested in the growth of our Data, Software and Post-trade businesses, which continue to scale and represent record levels of overall revenue contribution to our overall business.
Fenics Market Data™ is a supplier of real-time, tradable, indicative, end-of-day and historical market data. Our market data product suite includes fixed income, interest rate derivatives, credit derivatives, foreign exchange, foreign exchange options, money markets, energy, metals, and equity derivatives and structured market data products and services. The data is sourced from the Voice, Hybrid and Fully Electronic brokerage operations, across BGC, GFI, RP Martin and Fenics, among others. The data is made available to financial professionals, research analysts, compliance and surveillance departments, and other market participants via direct data feeds and BGC-hosted FTP environments, as well as via information vendors such as Bloomberg, Refinitiv, ICE Data Services, QUICK Corp., and other select specialist vendors.
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
Through kACE2, our analytics brand, we offer a derivative price discovery, pricing analysis, risk management and trading software used by over 280 client sites in 35 countries. Our clients include mid-tier banks, financial institutions and corporate clients. Our Gateway module links our client base with their counterparties, trading venues and regulators, enabling clients to automate order flow, straight through processing, data distribution and regulatory reporting.

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
Energy Brokerage
In March 2019, we acquired Ginga Petroleum, which complemented our existing energy brokerage businesses within BGC, GFI, and Poten & Partners. Ginga Petroleum provides a comprehensive range of broking services for physical and derivative energy products including naphtha, liquefied petroleum gas, fuel oil, biofuels, middle distillates, petrochemicals and gasoline.
Industry Recognition
Our businesses have consistently won global industry awards and accolades in recognition of their performance and achievements. Recent examples include:
•BGC won Best Broker for Options at the FX Markets Best Bank Awards 2021
•Capitalab was named Compression Service of the Year at the GlobalCapital Americas Derivatives Awards 2021
•Fenics Market Data named Data and Analytics Vendor of the Year — Europe & Asia at the Global Derivatives Awards 2022 by GlobalCapital
•Fenics Market Data named Best Market Data Provider at WatersTechnology Inside Market Data & Inside Reference Data Awards 2022
•Fenics Market Data named Data Provider of the Year at The Asia Capital Markets Awards 2022 by FOW Global Investor Group
•Fenics GO was named OTC Trading Platform of the Year at the Asia Risk Awards 2022 by Risk.net
•Capitalab was named OTC Infrastructure Service of the Year by Risk.net and Risk magazine at the Risk Awards 2021
Customers and Clients
We primarily serve the wholesale financial markets, with clients including many of the world’s largest banks, brokerage houses, investment firms, hedge funds, and investment banks. Customers using our products and services also include professional trading firms, futures commission merchants, and other professional market participants and financial institutions. Our market data products and services are available through many platforms and are available to a wide variety of capital market participants, including banks, investment banks, brokerage firms, asset managers, hedge funds, investment analysts, compliance and surveillance professionals and financial advisors. We also license our intellectual property portfolio and offerings in Software Solutions to various financial markets participants. For the year ended December 31, 2022, our top ten customers, collectively, accounted for approximately 31.0% of our total revenue on a consolidated basis, and our largest customer accounted for approximately 4.7% of our total revenue on a consolidated basis.
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
Our brokerage product team is composed of product managers who are each responsible for a specific part of our brokerage business. The product managers seek to ensure that our brokers, across all regions, have access to technical expertise, support and multiple execution methods in order to grow and market their business. This approach of combining marketing with our product and service strategy has enabled us to turn innovative ideas into both deliverable Fully Electronic and Hybrid solutions.
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
Inter-Dealer and Wholesale Trading Technology. We utilize a sophisticated proprietary electronic trading platform to provide execution and market data services to our customers. The services are available through our proprietary API, FIX and a multi-asset proprietary trading platform, operating under brands including BGC Trader™, CreditMatch®, Fenics®, FMX™ GFI ForexMatch®, BGCForex™, BGCCredit™, BGCRates™, FenicsFX™, FenicsUST™, FenicsDirect™, Fenics GO™, MidFX, GBX™, and Fenics Invitations™. This platform presently supports a wide and constantly expanding range of products and services, which includes FX options, corporate bonds, credit derivatives, OTC interest rate derivatives in multiple currencies, US REPO, TIPS, MBS, government bonds, spot FX, NDFs, and other products. Every product on the platform is supported in either view-only, Hybrid/managed or Fully Electronic mode, and can be transitioned from one mode to the next in response to market demands. The flexible BGC technology stack is designed to support feature-rich workflows required by the Hybrid mode as well as delivering high throughput and low transaction latency required by the Fully Electronic mode. Trades executed by our customers in any mode are, when applicable, eligible for immediate electronic confirmation through direct straight-through processing (“STP”) links as well as STP hubs. The BGC trading platform services are operated out of several globally distributed data centers and delivered to customers over BGC’s global private network, third-party connectivity providers as well as the Internet. BGC’s proprietary graphical user interfaces and the API/FIX connectivity are deployed at hundreds of major banks and institutions and service thousands of users.
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
Software Development
We devote substantial efforts to the development and improvement of our Hybrid and Fully Electronic marketplaces and licensed software products and services. We work with our customers to identify their specific requirements and make modifications to our software, network distribution systems and technologies that are responsive to those needs. Our efforts focus on internal development, strategic partnering, acquisitions and licensing.
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
Our patent portfolio continues to grow, and we continue to look for opportunities to license and/or otherwise monetize the patents in our portfolio.
Competition
We encounter competition in all aspects of our business. We compete primarily with other inter-dealer or wholesale financial brokers for market share, brokers, salespeople, and suitable acquisition candidates. Our existing and potential competitors are numerous and include other wholesale financial brokerage and inter-dealer brokerage firms, multi-dealer trading companies, financial technology companies, market data and information vendors, securities and futures exchanges, electronic communications networks, crossing systems, software companies, financial trading consortia, shipping brokers, business-to-business marketplace infrastructure companies, as well as niche market energy and other Internet-based commodity trading systems.
Inter-Dealer or Wholesale Financial Brokers
We primarily compete with four publicly traded, diversified inter-dealer and/or wholesale financial brokers. These are TP ICAP, Tradition, Dealerweb, an inter-dealer and wholesale financial brokerage business within Tradeweb Markets, Inc. (“Tradeweb”), and XP Inc.'s fixed income and FX inter-dealer broking business. Other competitors include a number of smaller, private firms that tend to specialize in specific product areas or geographies, such as Marex Spectron Group Limited in energy and commodities, and Gottex Brokers Holding SA, which is an affiliate of Tradition, in OTC interest rate derivatives.
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
Business development is another highly competitive component of wholesale financial brokerage. During the COVID-19 pandemic, traditional business development efforts were adversely impacted for both us and our competitors. Competition for new and existing client business remains high, as does the importance of developing new ways to execute successful business development efforts in the current environment.

Market Data, Financial Software and Post-Trade Solution Vendors
The majority of our large inter-dealer and wholesale financial broker competitors also sell proprietary market data and information, which competes with our market data offerings. In addition to direct sales, we resell market data through large market data and information providers. These companies have established significant presences on the vast majority of trading desks in our industry. Some of these market data and information providers, such as Bloomberg L.P. and Refinitiv, include in their product mix electronic trading and execution of both OTC and listed products in addition to their traditional market data offerings. In January 2021, Refinitiv was acquired by the London Stock Exchange Group (“LSEG”), which also sells proprietary market data and information.
Growth in new trading venues has led to fragmentation of liquidity across the financial markets. Our software solutions business helps aggregate liquidity and connect counterparties across these marketplaces. We compete with other market infrastructure and connectivity providers, such as Pico, ION Group and Broadway Technology in this space.
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
Exchanges and Other Trading Platforms
Although our business will often use exchanges to execute transactions brokered in both listed and OTC markets, we believe that exchanges have sought and will seek to migrate products traditionally traded in OTC markets by inter-dealer and/or wholesale financial brokers to exchanges. However, we believe that when a product goes from OTC to exchange-traded, the underlying or related OTC market often continues to experience growth in line with the growth of the exchange-traded contract. In addition, ICE operates both regulated exchanges and OTC execution services, and in the latter, it competes directly with inter-dealer and/or wholesale financial brokers in energy, commodities, and credit products. ICE entered these OTC markets primarily by acquiring independent OTC brokers. We also compete with CME via its acquisition of NEX and our expected launch of U.S. Rates Futures in the second quarter of 2023. We believe that it is likely ICE, CME, or other exchange operators may seek to compete with us in the future by acquiring other such brokers, by creating listed products designed to mimic OTC products, or through other means.
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
Banks and Broker-Dealers
Banks and broker-dealers have in the past created and/or funded consortia to compete with exchanges and inter-dealer brokers. For example, CME’s wholesale businesses for fully electronic trading of U.S. Treasuries and spot foreign exchange both began as dealer-owned consortia before being acquired by ICAP plc, the predecessor company to CME’s NEX platform. An example of a current and similar consortium is Tradeweb. Several large banks continue to hold public equity stakes in Tradeweb. Refinitiv, which was acquired by the LSEG in January 2021, is Tradeweb’s single largest shareholder. Although Tradeweb operates primarily as a dealer to customer platform, some of its offerings include a voice and electronic inter-dealer platform and a SEF. Tradeweb’s management has previously said that it would like to further expand into other inter-dealer markets, and in June 2021, it acquired Nasdaq’s U.S. fixed income electronic trading platform, formerly known as eSpeed. In 2013, BGC sold the eSpeed platform to Nasdaq, and subsequently launched a competing platform, Fenics UST.
In addition, certain investment management firms that traditionally deal with banks and broker-dealers have expressed a desire to have direct access to certain parts of the wholesale financial markets via firms such as ours. We believe that over time, interdealer-brokers will therefore gain a growing percentage of the sales and trading market currently dominated by banks and broker-dealers. Since their collective revenues are many times those of the global inter-dealer market, we believe that gaining even a small share of banks and broker-dealers’ revenues could lead to a meaningful increase in our revenues. Additionally, wholesale financial brokers have aimed to grow their agency brokerage businesses, which typically serve a broader client set, including banks, broker-dealers, and institutional clients, such as TP ICAP’s acquisition of Liquidnet in March 2021.

Overall, we believe that we may also face future competition from market data and technology companies and some securities brokerage firms, some of which are currently our customers, as well as from any future strategic alliances, joint ventures or other partnerships created by one or more of our potential or existing competitors.
Seasonality
Traditionally, the financial markets around the world generally experience lower volume during the late summer and at the end of the year due to a slowdown in the business environment around holiday seasons. Therefore, our revenues tend to be strongest in the first quarter and lowest in the second half of the year. For both of the years ended December 31, 2022 and 2021, we earned approximately 28.2% of our revenues in the first quarter.
Partnership Overview
Many of our key brokers, salespeople, managers, technology professionals and other front office professionals have a substantial amount of their own capital invested in our business, aligning their interests with our stockholders. Limited partnership interests in BGC Holdings and Newmark Holdings (received in connection with the Spin-Off) consist of: (i) “founding/working partner units” held by limited partners who are employees; (ii) “limited partnership units,” which consist of a variety of units that are generally held by employees such as REUs, RPUs, PSUs, PSIs, PSEs, HDUs, U.K. LPUs, APSUs, APSIs, APSEs, AREUs, ARPUs and NPSUs; (iii) “Cantor units” which are the exchangeable limited partnership interests held by Cantor entities; and (iv) Preferred Units, which are working partner units that may be awarded to holders of, or contemporaneous with, the grant of certain limited partnership units. For further details, see “Our Organizational Structure.” NPSUs are partnership units that are not entitled to participate in partnership distributions, not allocated any items of profit or loss and may not be exchangeable into shares of our common stock. On terms and conditions determined by us as the general partner of BGC Holdings in our sole discretion, NPSUs are expected to be replaced by a grant of limited partnership units, which may be set forth in a written schedule and subject to additional terms and conditions, provided that, in all circumstances such grant of limited partnership units shall be contingent upon our, including our affiliates, earning, in aggregate, at least $5 million in gross revenues in the calendar quarter in which the applicable award of limited partnership units is to be granted. In addition, we have N Units which are non-distributing partnership units that may not be allocated any item of profit or loss and may not be made exchangeable into shares of our Class A common stock. Subject to the approval of the Compensation Committee or its designee, the N Units are expected to be converted into the underlying unit type (i.e., an NREU will be converted into an REU) and then participate in distributions from BGC Holdings, subject to terms and conditions determined by us as the general partner of BGC Holdings in our sole discretion, including that the recipient continue to provide substantial services to us and comply with his or her partnership obligations.
We believe that our emphasis on equity-based compensation promotes recruitment, motivation of our brokers and employees and alignment of interest with shareholders. Virtually all of our executives and front-office employees have equity or partnership stakes in us and our subsidiaries and generally receive grants of deferred equity or LPUs as part of their compensation. A significant percentage of BGC’s fully diluted shares are owned by its executives, partners and employees. While BGC Holdings limited partnership interests generally entitle our partners to participate in distributions of income from the operations of our business, upon leaving BGC Holdings (or upon any other redemption or purchase of such limited partnership interests as described below), any such partners are only entitled to receive over time, and provided he or she does not violate certain partner obligations, an amount for his or her BGC Holdings limited partnership interests that reflects such partner’s capital account or compensatory grant awards, excluding any goodwill or going concern value of our business unless Cantor, in the case of the founding partners, and we, as the general partner of BGC Holdings, otherwise determine. We may effect redemptions of BGC Holdings LPUs and FPUs, and concurrently grant shares of our Class A common stock, or may grant our partners the right to exchange their BGC Holdings limited partnership interests for shares of our Class A common stock (if, in the case of founding partners, Cantor so determines and, in the case of working partners and limited partnership unit holders, we, as the BGC Holdings general partner, with Cantor’s consent, determine otherwise) and thereby realize any higher value associated with our Class A common stock. Similar provisions with respect to Newmark Holdings limited partnership interests are contained in the Newmark Holdings limited partnership agreement. We believe that having invested in us, partners feel a sense of responsibility for the health and performance of our business and have a strong incentive to maximize our revenues and profitability.
Impact of Corporate Conversion
In connection with the Corporate Conversion Transactions, each exchangeable limited partnership unit of BGC Holdings held by Cantor or one of its subsidiaries and outstanding at the effective time of the Mergers will be converted into one share of Class B common stock of BGC Group, Inc., subject to the terms and conditions of the Corporate Conversion Agreement, provided that a portion of the shares of BGC Group, Inc. Class B common stock issued to Cantor will exchange into BGC Group, Inc. Class A common stock in the event that BGC Group, Inc. does not issue at least $75,000,000 in BGC Group, Inc. common stock in connection with certain acquisition transactions prior to the seventh anniversary of the closing of the Mergers; each exchangeable limited partnership unit of BGC Holdings not held by Cantor or any of Cantor’s subsidiaries and outstanding at the effective time of the Mergers will be converted into one share of Class A common stock of BGC Group, Inc.; and each non-exchangeable limited partnership unit of BGC Holdings will, subject to certain limited exceptions, be converted into awards denominated in cash, restricted stock and/or RSUs of BGC Group, Inc., each as further set forth in the Corporate Conversion Agreement. See “—Our History—Corporate Conversion.”
Relationship Between BGC Partners and Cantor
See "—Our Organizational Structure" and “Risk Factors — Risks Related to our Relationship with Cantor and its Affiliates.”
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
The changing regulatory environment, new laws that may be passed by Congress, and rules that may be promulgated by the SEC, the Treasury, the Federal Reserve Bank of New York, the CFTC, the NFA, FINRA and other self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, if adopted, may directly affect our operations and profitability and those of our competitors and customers and of the securities markets in which we participate in a way that could adversely affect our business.
The SEC, self-regulatory organizations and state securities administrators conduct informal and formal investigations of possible improprieties or illegal action by broker-dealers and their “associated persons,” which could be followed by the institution of administrative, civil and/or criminal proceedings against broker-dealers and/or “associated persons.” Among the sanctions that may result if administrative, civil or criminal proceedings were ever instituted against us or our “associated persons” are injunctions, censure, fines, penalties, the issuance of cease-and-desist orders or suspension or expulsion from the industry and, in rare instances, even imprisonment. The principal purpose of regulating and disciplining broker-dealers is to protect customers and the securities markets, rather than to protect broker-dealers or their creditors or equity holders. From time to time, our “associated persons” have been and are subject to routine investigations, none of which to date have had a material adverse effect on our business, financial condition, results of operations or prospects.
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
BGC Derivative Markets and GFI Swaps Exchange, our subsidiaries, operate as SEFs. Mandatory Dodd-Frank Act compliant execution on SEFs by eligible U.S. persons commenced in February 2014 for “made available to trade” products, and a wide range of other rules relating to the execution and clearing of derivative products were finalized with implementation periods in 2016 and beyond. We also own ELX, which became a dormant contract market on July 1, 2017 and in July 2021, we completed the purchase of the CX Futures Exchange (now FMX Futures Exchange) from Cantor, which represents our futures exchange and related clearinghouse. As these rules require authorized execution facilities to maintain robust front-end and back-office IT capabilities and to make large and ongoing technology investments, and because these execution facilities may be supported by a variety of voice and auction-based execution methodologies, we expect our Hybrid and Fully Electronic trading capability to perform strongly in such an environment.
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
In developing this proposal, the SEC sought to harmonize as closely as practicable with parallel rules of the CFTC that govern SEFs and swap execution generally. The proposal was published on SEC.gov and in the Federal Register with a public comment period of 60 days. If adopted as proposed, the proposal would implement the Exchange Act’s trade execution requirement for security-based swaps and address the cross-border application of that requirement; implement Section 765 of the Dodd-Frank Act to mitigate conflicts of interest at SBSEFs and national securities exchanges that trade security-based swaps; and promote consistency between proposed Regulation SE and existing rules under the Exchange Act.
In addition, several state laws that have recently come to into effect, and may come into effect in the future, have created and will create new compliance obligations in related to personal data.
While we continue to have a compliance framework in place to comply with both existing and proposed rules and regulations, it is possible that the existing regulatory framework may be amended, which amendments could have a positive or negative impact on our business, financial condition, results of operations and prospects.
Recent Settlements
On September 29, 2022, one of the Company’s subsidiaries, CX Futures Exchange, L.P. a/k/a FMX Futures Exchange, L.P. (CX) a designated contract market, reached a settlement with the CFTC. The CFTC alleged that from September 2017 to August 2021, CX failed to comply with certain system safeguards regulations. The CFTC also alleged that from November 2017 to June 2020, CX failed to report certain data for approximately 200,000 options transactions to the CFTC, and that from November 2017 to August 2022, CX failed to report certain data for the same transactions to a swap data repository. The CFTC further alleged that in connection with a 2017 request for a no-action letter regarding its swap data repository reporting obligations, CX represented to CFTC staff that its trading data was being reported to the CFTC when it had not been reported. In connection with the settlement, CX paid a $6.5 million civil monetary penalty, and agreed to comply with certain conditions and undertakings, including that CX back-report all required swap reporting data. A criminal penalty was not imposed.

U.K. Regulation
The FCA is the relevant statutory regulator for the United Kingdom financial services industry. The FCA’s objectives are to protect customers and financial markets, protect and enhance the integrity of the United Kingdom financial system and promote competition between financial services providers. It has broad rule-making, investigative and enforcement powers derived from the Financial Services and Markets Act 2000 and subsequent and derivative legislation and regulations. The FCA’s recent focus has been on financial and operational resilience, and promoting market integrity. Currently, we have subsidiaries regulated by the FCA (some include BGC Brokers L.P., GFI Securities Limited, and GFI Brokers Limited).
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
The FCA has in the past developed a practice of requiring senior officers of regulated firms to provide individual attestations or undertakings as to the status of a firm’s control environment, compliance with specific rules and regulations, or the completion of required tasks. Officers of BGC Brokers L.P. and GFI Brokers Limited have previously given such attestations or undertakings and may do so again in the future. Similarly, the FCA can seek a voluntary requirement notice, which is a voluntary undertaking on behalf of a firm that is made publicly available on the FCA’s website. The SMCR came into effect in the U.K. on December 9, 2019 for FCA solo-regulated firms. Personal accountability requirements fall on senior managers, and a wider population of U.K. staff are subject to certification requirements and conduct rules. SMCR has increased the cost of compliance and will potentially increase financial penalties for non-compliance.
Recent Settlements
On December 8, 2022, certain of the Company’s U.K. subsidiaries, BGC Brokers LP, GFI Brokers Limited and GFI Securities Limited, were fined a total US$5.8 million, or GBP 4.8 million, in relation to what the FCA characterized as a “legacy matter for the Firms”, for failings in relation to aspects of their trade surveillance systems during the period July 2016 to January 2018. The firms engaged in a remediation process during the course of late 2017 and much of 2018, during which the surveillance systems and controls were significantly enhanced. The fines are therefore in respect of matters that have been fully remediated for some years now.
European Regulation
The EMIR Directive on OTC derivatives, central counterparties and trade repositories was adopted in July 2012. EMIR fulfills several of the EU’s G20 commitments to reform OTC derivatives markets. The reforms are designed to reduce systemic risk and bring more transparency to both OTC and listed derivatives markets.
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

Much of our global derivatives volumes continue to be executed by non-U.S. based clients outside the U.S. and subject to local prudential regulations. As such, we will continue to operate a number of European regulated venues in accordance with EU or U.K. legislation and licensed by the FCA or EU-based national supervisors. These venues are also operated for non-derivative instruments for these clients. MiFID II was published by the European Securities and Markets Authority in September 2015 and implemented in January 2018 and introduced important infrastructural changes.
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
MiFID II was intended to help improve the functioning of the EU single market by achieving a greater consistency of regulatory standards. By design, therefore, it was intended that EU member states should have very similar regulatory regimes in relation to the matters addressed to MiFID. MiFID II has also introduced a new regulated execution venue category called an OTF that captures much of the voice-and hybrid-oriented trading in the EU. Much of our existing EU derivatives and fixed income execution business now take place on OTFs. Further to its decision to leave the EU, the U.K. has implemented MIFID II’s requirements into its own domestic legislation. Brexit may impact future market structures and MiFID II rulemaking and implementation due to potential changes in mutual passporting and equivalence arrangements between the U.K. and EU member states. See “— Brexit” below.
Rights in relation to an individual's personal data in the EU and U.K. are governed respectively by the General Data Protection Regulation ("GDPR") in the EU and the equivalent Data Protection Act 2018 in the U.K. Since May 25, 2018, when these two pieces of legislation came into effect, we have been subject to new compliance obligations in relation to such personal data and the possibility of significant financial penalties for non-compliance.
Apart from some minor non-material changes, at this time there has not been any legislation from the EU Commission or the U.K. Government that have materially changed how the U.K. and EU approach financial regulation since MiFID II and the implementation of Brexit. Although divergence of U.K. regulation from EU regulation may occur, there has been no firm legislative change signaled or published by the FCA or the U.K. Government. While we generally believe the net impact of the rules and regulations are positive for our business, it is possible that unintended consequences of the rules and regulations may materially adversely affect us in ways yet to be determined.
Brexit
On January 1, 2021, the U.K. formally left the EU and U.K.-EU trade became subject to a new agreement that was concluded in December of 2020. The exit from the EU is commonly referred to as Brexit. Financial services fall outside of the scope of this trade agreement. At the time the relationship was expected to be determined by a series of “equivalence decisions,” each of which would grant mutual market access for a limited subset of financial services where either party finds the other party has a regulatory regime that achieves similar outcomes to its own. In March 2021, the U.K. and EU agreed a Memorandum of Understanding on Financial Services Regulatory Cooperation which creates a structure for dialogue but does not include commitments on equivalence.
In light of ongoing uncertainties, market participants are still adjusting the way in which they conduct business between the U.K. and EU. The impact of Brexit on the U.K.-EU flow of financial services and economies of the U.K. and the EU member states continues to evolve.
We implemented plans to ensure continuity of service in Europe and continue to have regulated offices in place in many of the major European markets. As part of our ongoing Brexit strategy, ownership of BGC Madrid, Copenhagen and Frankfurt & GFI Paris, Madrid and Dublin branches was transferred to Aurel BGC SAS (a French-based operation and therefore based in the EU) in July 2020. We have been generally increasing our footprint in the EU which includes the establishment of a new branch office of Aurel BGC SAS in Milan and a new office in Monaco under a new local Monaco subsidiary.
Regardless of these and other mitigating measures, our European headquarters and largest operations are in London, and market access risks and uncertainties have had and could continue to have a material adverse effect on our customers, counterparties, business, prospects, financial condition and results of operations. Furthermore, in the future the U.K. and EU’s regulation may diverge, which could disrupt and increase the costs of our operations, and result in a loss of existing levels of cross-border market access.

Other Regulation
Our subsidiaries that have foreign operations are subject to regulation by the relevant regulatory authorities and self-regulatory organizations in the countries in which they do business. The following table sets forth certain jurisdictions, other than the U.S., in which we do business and the applicable regulatory authority or authorities of each such jurisdiction:

Jurisdiction	Regulatory Authorities/Self-Regulatory Organizations

Argentina	Comisión Nacional de Valores

Australia	Australian Securities and Investments Commission and Australian Securities Exchange

Bahrain	The Central Bank of Bahrain

Brazil	Brazilian Securities and Exchange Commission, the Central Bank of Brazil, BM&F BOVESPA and Superintendencia de Seguors Privados

Canada	Ontario Securities Commission, Autorite des Marches Financiers (Quebec), Investment Industry Regulatory Organization of Canada (IIROC)

Chile	Superintendencia de Valores y Seguros

China	China Banking Regulatory Commission, State Administration of Foreign Exchange

Columbia	Superintendencia Financiera de Columbia

Denmark	Finanstilsynet

Dubai	Dubai Financial Supervisory Authority

France	ACPR (L’Autorité de Contrôle Prudentiel et de Résolution), AMF (Autorité des Marchés Financiers)

Germany	Bundesanstalt für Finanzdienstleistungsaufsicht (BAFIN)

Hong Kong	Hong Kong Securities and Futures Commission and The Hong Kong Monetary Authority

Ireland	Central Bank of Ireland

Italy	Commissione Nazionale Per Le Societa E La Borsa (CONSOB)

Japan	Japanese Financial Services Agency, Japan Securities Dealers Association and the Securities and Exchange Surveillance Commission

Mexico	Banking and Securities National Commission, Comision Nacional Bancaria y de Valores (CNBV)

Monaco	Commission for the Control of Financial Affairs (CCAF)

Peru	Ministerio de Economica y Finanzas

Philippines	Securities and Exchange Commission

Russia	Federal Service for Financial Markets

Singapore	Monetary Authority of Singapore

South Africa	Johannesburg Stock Exchange

South Korea	Ministry of Strategy and Finance, The Bank of Korea, The Financial Services Commission and The Financial Supervisory Service

Spain	Comision Nacional del Mercado de Valores (CNMV)

Switzerland	Financial Markets Supervisory Authority (FINMA), Swiss Federal Banking Commission

United Kingdom	Financial Conduct Authority

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
Four of our subsidiaries, BGCF, GFI Securities LLC, Fenics Execution, LLC and Mint, are registered with the SEC and are subject to the Uniform Net Capital Requirements. As an FCM, Mint is also subject to CFTC minimum capital requirements. BGCF, GFI Securities LLC, Fenics Execution, LLC and Amerex Brokers LLC are registered as an Introducing Broker with the NFA. BGCF is also a member of the FICC, which imposes capital requirements on its members.
In addition, our SEFs, BGC Derivative Markets, GFI Swaps Exchange, FMX Futures Exchange, and CX Clearinghouse, L.P. are required to maintain financial resources to cover operating costs for at least one year, keeping at least enough cash or highly liquid securities to cover six months’ operating costs. The Company also operates a designated contract market (DCM) and derivatives clearing organization (DCO) through the Futures Exchange Group, which are required to maintain financial resources to cover operating costs for at least one year, keeping at least enough cash or highly liquid securities to cover six months’ operating costs. Compliance with the Uniform Net Capital Requirements may limit the extent and nature of our operations requiring the use of our registered broker-dealer subsidiaries’ capital, and could also restrict or preclude our ability to withdraw capital from our broker-dealer subsidiaries or SEFs.
Non-U.S.
Our international operations are also subject to capital requirements in their local jurisdictions. BGC Brokers L.P., BGC European Holdings, L.P, GFI Brokers Limited, and GFI Securities Limited, which are based in the U.K., are currently subject to capital requirements established by the FCA. The capital requirements of our French entities (and their EU branches) are predominantly set by ACPR and AMF. U.K. and EU authorities apply stringent provisions with respect to capital applicable to the operation of these brokerage firms, which vary depending upon the nature and extent of their activities. EU policymakers have introduced a new capital regime applicable to EU Investment Firms with a phased implementation beginning in June 2021. The U.K. has introduced a regime that, while applying different rules and methods, is largely similar in its objectives. This regime has commenced a phased implementation beginning in January 2022.
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
We had net assets in our regulated subsidiaries of $666.0 million and $667.2 million for the years ended December 31, 2022 and 2021, respectively.
Human Capital Management
Human Capital Resources
BGC is an organization built on strong values, employee engagement and ownership. At our core, we are committed to our employees by providing an opportunity to participate in our success. We believe that by cultivating a dynamic mix of people and ideas, we enrich the performance of our business, the experience of our increasingly diverse employee base and the dynamism of our communities.
Workforce
As of December 31, 2022, we employed approximately 3,818 employees in 26 countries spread across five continents. Within this total, 99% of our employee base was comprised of full-time employees. Brokers, salespeople, managers, technology professionals and other front-office personnel across our business comprise approximately 1,985 employees, representing 52% of the total workforce. Approximately 28% of our brokers, salespeople, managers, technology professionals and other front-office personnel were based in the Americas, and approximately 50.5% were based in Europe, the Middle East and Africa, with the remaining approximately 21.5% based in the Asia-Pacific region. On November 1, 2021, we completed the Insurance Business Disposition and approximately 519 front and back-office employees in our insurance brokerage business were transferred in connection with the transaction. Various of our employees also work for Cantor and its affiliates and provide services to us pursuant to the Administrative Services Agreement and devote only a portion of their time to our business, and therefore have not been included in the counts above. Generally, our employees are not subject to any collective bargaining agreements, except for certain of our employees based in our Latin American and European offices that are covered by the national, industry-wide collective bargaining agreements relevant to the countries in which they work.
We have invested significantly in our human capital resources through acquisitions, and the hiring of new brokers, salespeople, managers, technology professionals and other front-office personnel. The business climate for these acquisitions and recruitment has been competitive, and it is expected that these conditions will persist for the foreseeable future. We have been able to attract businesses and brokers, salespeople, managers, technology professionals and other front-office personnel to our platform as we believe they recognize that we have the scale, technology, experience and expertise to succeed.
BGC is an organization built on strong values, employee engagement and ownership. At our core, we are committed to our employees by providing an opportunity to participate in our success. We believe that by cultivating a dynamic mix of people and ideas, we enrich the performance of our business, the experience of our increasingly diverse employee base and the dynamism of our communities.
Human Capital Measures and Objectives
In operating our business, we focus on certain human capital measures and objectives that are key drivers of our revenues and margins. We continually work to expand our trading across more asset classes and geographical regions and to grow our Fully Electronic business while seeking to manage our human capital resources to maximize our profitability in the face of shifting demands and conditions.

Our key human capital measures and objectives include front-office employee headcount (described above) and average revenue per front-office employee. As we continue to deepen the integration of Fenics technology solutions into our workflows, and convert more of our Voice and Hybrid businesses to our Fenics businesses, we expect our average revenue per front-office employee to continue to improve. As of December 31, 2022, our front-office revenue-generating headcount was approximately 1,985 brokers and salespeople, managers and technology professionals, down 6.0% from 2,111 a year ago as we selectively reduced less productive front office headcount. These reductions were made alongside increased migration toward Fenics technology solutions, which helped drive increased average productivity. Compared to the prior year period, average revenue per front-office employee for the year ended December 31, 2022, increased by 6.1% to approximately $861,000, an all-time record.
We invest heavily in developing our technology and new products and services in order to drive increased front-office productivity and generate higher margins, in particular with respect to our Fenics brokerage and other higher-margin businesses. For example, in our Fenics business, we aim to convert Voice and Hybrid trading to Fully Electronic trading in order to improve our margins. This is largely because automated and electronic trading efficiency allows the same number of employees to manage a greater volume of trades resulting in a decrease in the marginal cost of trading. Our Fully Electronic business has generally grown faster than our overall business, including during the COVID-19 pandemic and the adoption of hybrid and remote working environments, with average front office productivity increasing by 6.1% for the year ended December 31, 2022 compared to the prior year. From time to time, we also engage in cost-savings initiatives and restructurings in order to improve our margins.

Retention Measures
To facilitate the retention of our employees, we have increased our flexible work arrangements, where appropriate, and made compensation adjustments, and provided additional benefits, including a 401(k) match for many of our U.S. support employees.
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
Performance-Based and Highly Retentive Compensation Structure
Virtually all of our executives and front-office employees have equity or partnership stakes in the Company and its subsidiaries and generally receive grants of deferred equity or LPUs as part of their compensation. As of December 31, 2022, our employees, partners, executive officers and directors owned approximately 17% of our equity, on a fully diluted basis.
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
Impact of Corporate Conversion
See “—Our History—Corporate Conversion.”

Human Capital and Social Policies and Practices
We are committed to our people, our stockholders and the community as a whole. We have a variety of programs to incentivize and support our employees, from employee ownership to comprehensive benefits and training. We are also committed to equal opportunity, diversity and other policies and practices designed to fulfill our commitment to social and human capital development.
Employee Diversity, Inclusion and Equal Opportunity
We believe that by cultivating a dynamic mix of people and ideas, we improve the performance of our business and enrich the experience of our employees. We are committed to equal opportunity, diversity and other policies and practices that seek to further our development of a diverse and inclusive workplace. We consider all qualified applicants for job openings and promotions without regard to race, color, religion or belief, sex, sexual orientation, gender identity or reassignment, national origin or ancestry, age, disability, service in the armed forces, pregnancy or maternity, familial status, marriage and civil partnership, genetic information or any other characteristic that has no bearing on the ability of employees to do their jobs well. We continue to develop initiatives to support these values.
Our recruitment, promotion and compensation processes are designed to enable us to treat employees fairly, and our compensation decisions are differentiated based on performance.
Talent remains at the core of who we are as a company, and we remain committed to having a culture built around inclusion and developing a diverse workforce. We continue to work to enhance our ability to attract, develop and retain top talent with an emphasis on increasing representation of traditionally underrepresented groups at all levels of the organization, encompassing early careers to experienced hiring, retention and development initiatives with a focus on diversity and inclusion. Our goal is to build an even more successful organization that more closely reflects our clients bases and the population at large.
Our Network of Women (“NOW”) program supports the recruitment, development and retention of women across our organization to advance our business and reputation. NOW offers a variety of opportunities, tools, events and workshops to help our employees make new professional contacts, find mentors, gain knowledge and develop their careers. These events and activities also allow our employees to support one another through a valuable exchange of experiences, advice and best practices for career success.
A number of initiatives across our geographic regions are in place to promote our corporate values and foster greater diversity and inclusion. Such examples include a range of early career work experiences and internship programs focusing on diverse talent, mentorship programs, and initiatives to foster women’s leadership. In the U.K., we have signed up to HM Treasury’s Women in Finance Charter, which commits signatory firms to set percentage targets to increase the proportion of women in senior roles and publicly report on their progress in seeking to meet these targets. We have also rolled out organizational Core Values (Integrity, Commitment and Opportunity) and appointed Culture Champions in the U.K., as well as further initiatives which seek to embed these values and drive an enhanced culture across our workforce.
Employee Engagement, Communication, Management and Leadership Training and Development
We are investing in our employees’ long-term development and engagement by delivering training and development programs and a culture where our people can thrive and maximize their potential. We require annual regulatory and mandatory training in anti-money laundering and anti-crime, global sanctions, ethics, cyber-security and harassment prevention, among other topics. We also provide or support periodic job-specific and other developmental training and support for our employees so they can maximize their potential, as well as a tuition reimbursement program to eligible employees.
We provide virtual and in-person leadership training to managers on topics including management effectiveness, communication skills, interview skills and delivering effective performance evaluations, managing diverse teams and other topics. This training is supplemented by a library of online training courses that managers and employees may access. Finally, our individual business lines offer ongoing learning and development opportunities tied to deepening the understanding of the subject matter expertise of their professionals. We also have intern and early career programs throughout the year in various parts of our business.
Our success depends on employees' understanding how their work and engagement contribute to our strategy, culture, values, and regulatory environment. We use various channels to facilitate open and direct communication, including internal calls and meetings with employees, training and policy updates, employee resource groups, such as NOW, and social and family outings and events.

Succession
From time to time, the Board discusses succession planning, including our consideration of succession strategy, the impact of any potential absence due to illness or leave of certain key executive officers or employees, as well as competing demands on the time of certain of our executive officers who also provide services to Cantor, Newmark, and various other ventures and investments sponsored by Cantor. Our Board also discusses from time to time, as part of its succession planning, engagement and encouragement of future business leaders and the process of introducing directors to leaders in our business lines. The Board also considers hiring and retention of leaders required for the changing business landscape and to lead future business lines. At the business and departmental levels, managers discuss and identify potential talent, opportunities for employee growth, successors and future leaders. These future leaders are offered management training opportunities as referenced above and the privilege of participating in our mentoring program, including through NOW.
Environmental, Social and Governance (ESG) / Sustainability Information
We believe that our environmental, social and governance (“ESG”) policies and practices will create sustainable long-term value for BGC, our stockholders and other stakeholders, our clients and our employees while also helping us mitigate risks, reduce costs, protect brand value, and identify market opportunities.
In April 2021, we established a Board-level ESG Committee to provide oversight with respect to our ESG policies and practices. The ESG Committee charter may be found on our website at https://www.bgcpartners.com/esg/governance under the heading "Independent Environmental, Social and Governance Committee." With the Board's and the ESG Committee's oversight, we are embedding social and human capital, employment, environmental, sustainability, charitable and corporate governance policies and practices into our corporate strategy, compensation, disclosure, and goals to maintain and advance long-term stockholder value.
For more information about these topics, new and evolving initiatives and specific examples of policies and practices, see our website at https://www.bgcpartners.com/esg.
Our Environmental Focus, Environmental Markets and Sustainable Business Practices
We are focused on the environment and recognize the importance of treating our natural resources with the greatest respect, so that they are available to future generations. As a responsible business operating within financial services, we are actively aware of climate change and other major issues affecting the environment. We believe BGC Environmental Brokerage Services is a leader in the world’s environmental and green energy markets. Our Environmental Brokerage Services business provides expert innovative carbon offset solutions and advice to the world’s green energy markets, from transactions and financing to technology and consulting. For decades, we have helped clients worldwide navigate the complex financial requirements in order to achieve their environmental initiatives, thereby supporting our clients' efforts to meet their emission reduction goals through the provision of brokerage services. For more information on BGC Environmental Brokerage Services, please visit https://www.bgcebs.com.
In our workplaces, we are studying how to make our own contribution to state, national and global environmental initiatives and require the same of our vendors and suppliers when doing business with us. As part of this, we are considering how to minimize our future carbon footprint when planning office renovations and will continue to focus our attention in the near term on methods of reducing our greenhouse gas emissions, increasing use of renewable energy, conserving water, and reducing waste generation.
BGC supports sustainable business practices and is focused on the steps necessary to establish a sustainability program internally as we focus on our own energy usage. We believe it is our responsibility to improve energy efficiency and reduce energy consumption to protect the environment through continuous improvement of our energy use practices and increased scrutiny on the energy efficiency of the buildings we utilize for our space. We intend to continue to work on these initiatives.
To learn more about policies and practices and our continuing efforts related to Human Capital Management, as well as ESG matters, please refer to the ESG sustainability section of our website at https://www.bgcpartners.com/esg. You will also find our Corporate Governance Guidelines, our Code of Business Conduct and Ethics, the charters of the committees of our Board of Directors, our Hedging Policy, information about our charitable initiatives and other sustainability and ESG policies and practices on our website and in our proxy statement for our annual meeting of stockholders.
For more information about these initiatives as they evolve, visit our website at https://www.bgcpartners.com/esg/environmental.

Legal Proceedings
See Note 19—“Commitments, Contingencies and Guarantees” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the section under the heading “Derivative Suit” included in Part I, Item 7 of this Annual Report on Form 10-K, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of our legal proceedings.
OUR ORGANIZATIONAL STRUCTURE
Dual Class Equity Structure of BGC Partners, Inc. We have a dual class equity structure, consisting of shares of BGC Class A common stock and BGC Class B common stock.
BGC Class A common stock. Each share of BGC Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. As of December 31, 2022, there were 471.9 million shares of BGC Class A common stock issued and 325.9 million shares outstanding. On June 21, 2017, Cantor pledged 10.0 million shares of BGC Class A common stock in connection with a partner loan program. On November 23, 2018, those shares of BGC Class A common stock were converted into 10.0 million shares of BGC Class B common stock and remain pledged in connection with the partner loan program.
Through December 31, 2022, Cantor has distributed to its current and former partners an aggregate of 20.9 million shares of BGC Class A common stock, consisting of (i) 19.4 million April 2008 distribution rights shares, and (ii) 1.5 million February 2012 distribution rights shares. As of December 31, 2022, Cantor is still obligated to distribute to its current and former partners an aggregate of 15.8 million shares of BGC Class A common stock, consisting of 14.0 million April 2008 distribution rights shares and 1.8 million February 2012 distribution rights shares. As of December 31, 2022, Cantor and CFGM held no shares of BGC Class A common stock.
From time to time, we may actively continue to repurchase shares of our Class A common stock including from Cantor, Newmark, our executive officers, other employees, partners and others.
BGC Class B common stock. Each share of BGC Class B common stock is generally entitled to the same rights as a share of BGC Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of BGC Class B common stock is entitled to 10 votes. The BGC Class B common stock generally votes together with the BGC Class A common stock on all matters submitted to a vote of our stockholders. We expect to retain and have no plans to change our dual class structure. On November 23, 2018, BGC Partners issued 10.3 million shares of BGC Class B common stock to Cantor and 0.7 million shares of BGC Class B common stock to CFGM, an affiliate of Cantor, in each case in exchange for shares of BGC Class A common stock from Cantor and CFGM, respectively, on a one-to-one basis pursuant to Cantor’s and CFGM’s right to exchange such shares under the Exchange Agreement. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Partners by Cantor or CFGM for the Class B Issuance. The Class B Issuance was exempt from registration pursuant to Section 3(a)(9) of the Securities Act. As of December 31, 2022, Cantor and CFGM held an aggregate of 45.9 million shares of BGC Class B common stock, representing all of the outstanding shares of BGC Class B common stock and approximately 58.5% of our total voting power.
Shares of BGC Class B common stock are convertible into shares of BGC Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor and CFGM converted all of their BGC Class B common stock into BGC Class A common stock, Cantor would hold 12.1% of the voting power of our outstanding capital stock, CFGM would hold 0.2% of the voting power, and the public stockholders would hold 87.7% of the voting power of our outstanding capital stock (and Cantor and CFGM’s indirect economic interests in BGC U.S. and BGC Global would remain unchanged). The diagram does not reflect certain BGC Holdings partnership units as follows: (a) 43.9 million Preferred Units, including Preferred N Units, granted and outstanding to BGC Holdings partners (see “BGC Partners, Inc. Partnership Structure” herein); and (b) 50.1 million N Units, excluding Preferred N Units, granted and outstanding to BGC Holdings partners.
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
As of December 31, 2022, we held directly and indirectly, through wholly-owned subsidiaries, 371.7 million BGC U.S. OpCo limited partnership units and 371.7 million BGC Global OpCo limited partnership units, representing approximately 76.9% of the outstanding limited partnership units in both BGC U.S. OpCo and BGC Global OpCo. As of that date, BGC Holdings held 111.4 million BGC U.S. OpCo limited partnership units and 111.4 million BGC Global OpCo limited partnership units, representing approximately 23.1% of the outstanding limited partnership units in both BGC U.S. OpCo and BGC Global OpCo.
LPU holders, Founding Partners, and Cantor directly hold BGC Holdings limited partnership interests. Since BGC Holdings in turn holds BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests, LPU holders, Founding Partners, and Cantor indirectly have interests in BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests. Further, in connection with the Separation and Distribution Agreement, limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests who at that time held a BGC Holdings limited partnership interest received a corresponding Newmark Holdings limited partnership interest, equal in number to a BGC Holdings limited partnership interest divided by 2.2 (i.e., 0.4545 of a unit in Newmark Holdings). Accordingly, existing partners at the time of the Separation in BGC Holdings are also partners in Newmark Holdings and hold corresponding units issued at the applicable ratio. Thus, such partners also have an indirect interest in Newmark OpCo.
As of December 31, 2022, excluding Preferred Units and NPSUs described above, outstanding BGC Holdings partnership interests included 51.9 million LPUs, 7.2 million FPUs and 57.6 million Cantor units.
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
On May 17, 2022, Cantor purchased from BGC Holdings an aggregate of 427,494 Cantor units for aggregate consideration of $841,010 as a result of the redemption of 427,494 FPUs, and 52,681 Cantor units for aggregate consideration of $105,867 as a result of the exchange of 52,681 FPUs. On October 25, 2022, Cantor purchased from BGC Holdings an aggregate of 275,833 Cantor units for an aggregate consideration of $397,196 as a result of the redemption of 275,833 FPUs, and 77,507 Cantor units for aggregate consideration of $142,613 as a result of the exchange of 77,507 FPUs. Following such purchases, as of December 31, 2022, there were 0.3 million FPUs in BGC Holdings remaining which BGC Holdings had the right to redeem or exchange and with respect to which Cantor will have the right to purchase an equivalent number of Cantor units following such redemption or exchange.
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
Such Preferred Units may not be made exchangeable into BGC Class A common stock and accordingly will not be included in the fully diluted share count. Each quarter, the net profits of BGC Holdings are allocated to such Units at a rate of either 0.6875% (which is 2.75% per calendar year) of the allocation amount assigned to them based on their award price, or such other amount as set forth in the award documentation, before calculation and distribution of the quarterly BGC Holdings distribution for the remaining BGC Holdings units. The Preferred Units will not be entitled to participate in BGC Holdings distributions other than with respect to the Preferred Distribution. As of December 31, 2022, there were 43.9 million such units, including Preferred N Units, granted and outstanding.

On June 5, 2015, we entered into an agreement with Cantor providing Cantor, CFGM and other Cantor affiliates entitled to hold BGC Class B common stock the right to exchange from time to time, on a one-to-one basis, subject to adjustment, up to an aggregate of 34.6 million shares of BGC Class A common stock then owned or subsequently acquired by such Cantor entities for up to an aggregate of 34.6 million shares of BGC Class B common stock. Such shares of BGC Class B common stock, which currently can be acquired upon the exchange of exchangeable LPUs owned in BGC Holdings, are already included in the Company’s fully diluted share count and will not increase Cantor’s current maximum potential voting power in the common equity. The Exchange Agreement enables the Cantor entities to acquire the same number of shares of BGC Class B common stock that they were already entitled to acquire without having to exchange their exchangeable LPUs in our Holdings.
Under the Exchange Agreement, Cantor and CFGM have the right to exchange shares of BGC Class A common stock owned by them for the same number of shares of BGC Class B common stock. As of December 31, 2022, Cantor and CFGM do not own any shares of BGC Class A common stock. Cantor and CFGM would also have the right to exchange any shares of BGC Class A common stock subsequently acquired by either of them for shares of BGC Class B common stock, up to 23.6 million shares of BGC Class B common stock.
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
Non-distributing partnership units, or N Units, carry the same name as the underlying unit with the insertion of an additional “N” to designate them as the N Unit type and are designated as NREUs, NPREUs, NLPUs, NPLPUs and NPPSUs. The N Units are not entitled to participate in BGC Holdings distributions, will not be allocated any items of profit or loss and may not be made exchangeable into shares of BGC Class A common stock. Subject to the approval of the Compensation Committee or its designee, certain N Units may be converted into the underlying unit type (i.e., an NREU may be converted into an REU) and will then participate in BGC Holdings distributions, subject to terms and conditions determined by us as the general partner of BGC Holdings, in our sole discretion, including that the recipient continue to provide substantial services to us and comply with his or her partnership obligations.
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
The Second Amended and Restated BGC Holdings Partnership Agreement also removes certain classes of BGC Holdings units that are no longer outstanding and permits the general partner of BGC Holdings to determine the total number of authorized BGC Holdings units. The Second Amended and Restated BGC Holdings Limited Partnership Agreement was approved by the Audit Committee of the Board of Directors of the Company.
The following diagram illustrates our organizational structure as of December 31, 2022. The diagram does not reflect the various subsidiaries of BGC, BGC U.S. OpCo, BGC Global OpCo, or Cantor, or the noncontrolling interests in our consolidated subsidiaries other than Cantor’s units in BGC Holdings. The diagram does not take into account the effects of the Corporate Conversion.

STRUCTURE OF BGC PARTNERS, INC. AS OF DECEMBER 31, 2022

CF Group Management Inc.
Cantor Limited Partners
Cantor
Public Stockholders
• Limited Partnership Units (51.7% of economics of BGC Holdings)
• 11.9% indirect economic interest in BGC U.S. and BGC Global
• BGC Class B common stock (12.3% of economics and 58.5% of voting power of BGC Partners, Inc.)
• 9.5% indirect economic interest in BGC U.S. and BGC Global
• BGC Class A common stock (87.7% of economics and 41.5% of voting power of BGC Partners, Inc.)
• 67.5% indirect economic interest in BGC U.S. and BGC Global
BGC Partners, Inc.
• Limited Partnership Units (76.9% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Units (76.9% of economics of BGC Global)
Limited Partnership Units and Founding/Working Partner Units
• Limited Partnership Units (48.3% of economics of BGC Holdings)
• 11.1% indirect economic interest in BGC U.S. and BGC Global
BGC Holdings
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Units (23.1% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Units (23.1% of economics of BGC Global)
BGC U.S.
BGC Global

The diagram reflects the following activity of BGC Class A common stock and BGC Holdings partnership unit activity from January 1, 2022 through December 31, 2022 as follows: (a) 27.1 million shares of BGC Class A common stock repurchased by us; (b) 12.8 million shares of BGC Class A common stock issued for vested N Units; (c) 9.7 million LPUs for vested N Units; (d) 3.6 million LPUs forfeited; (e) 3.3 million shares of BGC Class A common stock issued for vested restricted stock units; (f) an aggregate of 3.1 million LPUs granted by BGC Holdings; (g) 1.4 million LPUs and FPUs redeemed or repurchased by us for cash; (h) 1.2 million shares of Class A common stock issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-169232), but not the 2.8 million of such shares remaining available for issuance by us under such Registration Statement or the 20.0 million shares of BGC Class A common stock available for issuance under our 2019 Form S-4 Registration Statement (Registration No. 333-233761); (i) 0.4 million FPUs related to prior period adjustments; (j) 0.1 million LPUs related to prior period adjustments; and (k) 26 thousand shares issued by us under our Dividend Reinvestment and Stock Purchase Plan shelf Registration Statement on Form S-3 (Registration No. 333-173109), but not the 9.2 million of such shares remaining available for issuance by us under our Dividend Reinvestment and Stock Purchase Plan. On March 8, 2021, we filed a new CEO Program shelf registration statement on Form S-3 with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock from time to time on a delayed or continuous basis (the "March 2021 Form S-3"). On July 8, 2022, we filed an amendment to the March 2021 Form S-3. On August 3, 2022, the March 2021 Form S-3 was declared effective by the SEC. On August 12, 2022, we entered into a Controlled Equity OfferingSM sales agreement with CF&Co (the “August 2022 Sales Agreement”), pursuant to which we could offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock under the March 2021 Form S-3. Under the August 2022 Sales Agreement, we agreed to pay to CF&Co a commission of 2% of the gross proceeds from the sale of shares. As of December 31, 2022, we had not sold any shares of BGC Class A common stock or paid any commission to CF&Co under the August 2022 Sales Agreement.
Impact of Corporate Conversion
See "—Our History—Corporate Conversion".
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
ITEM 1A.     RISK FACTORS
Any investment in shares of our Class A common stock, our 5.375% Senior Notes, our 3.750% Senior Notes, our 4.375% Senior Notes or our or those of BGC Group, Inc. other securities involves risks and uncertainties. The following are important risks and uncertainties that could affect our business, but we do not ascribe any particular likelihood or probability to them unless specifically indicated. Any of the risks and uncertainties set forth below, should they occur, could significantly and negatively affect our business, financial condition, results of operations, and prospects and/or the trading price of our Class A common stock, our 5.375% Senior Notes, our 3.750% Senior Notes, our 4.375% Senior Notes or our other securities or those of BGC Group, Inc.
RISKS RELATED TO OUR BUSINESS GENERALLY
Risks Related to Global Economic and Market Conditions
Our business, financial condition, results of operations and prospects have been and may continue to be affected both positively and negatively by conditions in the global economy and financial markets generally.
Our business and results of operations have been and may continue to be affected both positively and negatively by conditions in the global economy and financial markets generally. Difficult market and economic conditions and geopolitical uncertainties have in the past adversely affected and may in the future adversely affect our business. Such conditions and uncertainties include financial pressures exacerbated by the COVID-19 pandemic, fluctuating levels of economic output, zero to near-zero interest rates and the impact on trading volumes, recently rising interest and inflation rates, employment levels, consumer confidence levels, and fiscal and monetary policy. The economic policies of the current administration and Congress, potential further increases in interest rates and potential changes to existing tax rates and infrastructure spending plans may further change the regulatory and economic landscape. These conditions may directly and indirectly impact a number of factors in the global markets that may have a positive or negative effect on our operating results, including the levels of trading, investing, and origination activity in the financial markets, the valuations of financial instruments, changes in interest rates, changes in benchmarks, changes in and uncertainty regarding laws and regulations, substantial fluctuations in volume and commissions on securities and derivatives transactions, the absolute and relative level of currency rates and the actual and the perceived quality of issuers, borrowers and investors. For example, the actions of the U.S. Federal Reserve and international central banking authorities directly impact our cost of funds and may impact the value of financial instruments we hold. In addition, changes in monetary policy may affect the credit quality of our customers. Changes in domestic and international monetary policy are beyond our control and difficult to predict.
Our revenues and profitability have historically declined and are likely to decline significantly during past and future periods of low trading volume in the financial markets in which we offer our products and services.
The global financial services markets are, by their nature, risky and volatile and are directly affected by many national and international factors that are beyond our control. Although we believe that rising interest rates in recent periods will positively impact trading volumes in many of our product offerings, any one of the following factors have caused and may in the future cause substantial changes in the U.S. and global financial markets, resulting in positive or negative impacts on transactional volume and profitability for our business. These factors include:
•rising global interest rates;
•pandemics and other international health emergencies, including the combined impact of COVID-19 with the flu and other seasonal illnesses;
•economic and geopolitical conditions and uncertainties in the United States, Europe, Asia and elsewhere in the world, including government deficits, debt and possible defaults, austerity measures, and changes in central bank and/or fiscal policies, including the level and timing of government debt issuances, purchases and outstanding amounts;
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
•inflation, wavering institutional and consumer confidence levels;
•the availability of capital for borrowings and investments by our clients and their customers;
•the level and volatility of foreign currency exchange rates and trading in certain equity, debt and commodity markets;
•the level and volatility of the difference between the yields on corporate securities and those on related benchmark securities; and
•margin requirements, capital requirements, credit availability, and other liquidity concerns.
Low transaction volumes for any of our brokerage asset classes generally result in reduced revenues. Under these conditions, our profitability is adversely affected since many of our costs are fixed. In addition, although less common, some of our transaction revenues are determined on the basis of the value of transactions or on spreads. For these reasons, substantial decreases in trading volume, declining prices, and/or reduced spreads could have material adverse effects on our business, financial condition, results of operations and prospects.
Any downgrades of the U.S. sovereign credit rating by one or more of the major credit rating agencies could have material adverse effects on financial markets and economic conditions in the U.S. and throughout the world. This in turn could have a material adverse impact on our business, financial condition, results of operations, and prospects. Because of the unprecedented nature of any negative credit rating actions with respect to U.S. government obligations, the ultimate impacts on global financial markets and our business, financial condition, results of operations, and prospects are unpredictable and may not be immediately apparent. Concerns about the sovereign debt of certain major economies have caused uncertainty and disruption for financial markets globally, and continued uncertainties loom over the outcome of various governments’ financial support programs and the possibility that EU member states or other major economies may experience similar financial troubles. Any downgrades of the long-term sovereign credit rating of the U.S. or additional sovereign debt crises in major economies could cause disruption and volatility of financial markets globally and have material adverse effects on our business, financial condition, results of operations and prospects.
Actions taken by governments in response to rising inflation rates may have a material impact on our business.
Both domestic and international markets experienced significant inflationary pressures in fiscal year 2022 and inflation rates in the U.S., as well as in other countries in which we operate, are currently expected to continue at elevated levels for at least the near-term. In response, the Federal Reserve in the U.S. and other central banks in various countries have raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening related risks. Interest rate increases or other government actions taken to reduce inflation could also result in recessionary pressures in many parts of the world. Additionally, these actions have affected FX volumes around the world, causing currency fluctuations and rapid changes in valuations that may make certain strategies less appealing for FX market participants. While higher interest rates are expected to have a positive impact on our revenues, these currency fluctuations have affected, and may continue to affect, the reported value of our assets and liabilities, our expenses, and our cash flows.
Risks Related to the Geographic Locations of Our Business
Our business is geographically concentrated and could be significantly affected by any adverse change in the regions in which we operate.
Historically, our business operations have been substantially located in the U.S. and the U.K. While we are expanding our business to new geographic areas, we are still highly concentrated in these areas. Because we derived approximately 36.1% and approximately 30.2% of our total revenues on a consolidated basis for the year ended December 31, 2022 from our operations in the U.K. and the U.S., respectively, our business is exposed to adverse regulatory and competitive changes, economic downturns and changes in political conditions in these countries. If we are unable to identify and successfully manage or mitigate these risks, our business, financial condition, results of operations and prospects could be materially adversely affected.
The U.K. exit from the EU could materially adversely impact our customers, counterparties, business, financial condition, results of operations and prospects.
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
We implemented plans to ensure continuity of service in Europe and continue to have regulated offices in place in many of the major European markets. As part of our ongoing Brexit strategy, ownership of BGC Madrid, Copenhagen and Frankfurt & GFI Paris, Madrid and Dublin branches was transferred to Aurel BGC SAS (a French-based operation and therefore based in the EU) in July 2020. We have been generally increasing our footprint in the EU which includes the establishment of a new branch office of Aurel BGC SAS in Milan and a new office in Monaco under a new local Monaco subsidiary.
Regardless of these and other mitigating measures, our European headquarters and largest operations are in London, and market access risks and uncertainties have had and could continue to have a material adverse effect on our customers, counterparties, business, financial condition, results of operations and prospects. Furthermore, in the future the U.K. and EU’s regulation may diverge, which could disrupt and increase the costs of our operations, and result in a loss of existing levels of cross-border market access.

Risks Related to the Impacts of the COVID-19 Pandemic
The effects of the COVID-19 pandemic continue to significantly disrupt and adversely affect the environment in which we and our customers and competitors operate, including the global economy, the U.S. economy, the global financial markets, and our business, financial condition, results of operations and prospects.
The effects of the COVID-19 pandemic have significantly disrupted and adversely affected the environment in which we and our customers and competitors operate, including the global economy, the U.S. economy, the global financial markets, and our business, financial condition, results of operations and prospects. The effects of COVID-19 remain challenging to predict due to multiple uncertainties, including the transmissibility, severity, and duration of new virus variants and the potential extent of their spread, and the impact on our employees, operations, suppliers, vendors, and clients’ operations.
On January 30, 2023, the Biden Administration announced its plan to extend the “public health emergency” status of COVID-19 for a final time to May 11, 2023. Once such status expires, government programs supporting public health safety measures may begin to be rolled back or be eliminated. We will continue to evaluate the nature and extent of the impact of all of the foregoing on our business.
Risks Related to New Opportunities/Possible Transactions and Hires
If we are unable to identify and successfully exploit new product, service and market opportunities, including through hiring new brokers, salespeople, managers, technology professionals and other front-office personnel, our business, financial condition, results of operations, cash flows and prospects could be materially adversely affected.
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
We may pursue opportunities including strategic alliances, acquisitions, mergers, investments, dispositions, joint ventures or other growth opportunities or transformational transactions (including hiring new brokers and salespeople), which could present unforeseen integration obstacles or costs and could dilute our stockholders. We may also face competition in our acquisition strategy, and such competition may limit such opportunities.
We have explored and continue to explore a wide range of strategic alliances, mergers, investments, acquisitions and joint ventures with other financial services companies that have interests in related businesses or other strategic opportunities. Such transactions may be necessary in order for us to enter into or develop new products or services or markets, as well as to strengthen our current ones.
These opportunities and activities involve a number of risks and challenges, including:
•potential disruption of our ongoing businesses and product, service and market development and distraction of management;
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
•potential unfavorable reaction to our strategy by our customers, counterparties, employees, and investors;
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
•dilution resulting from any issuances of shares of our Class A common stock in connection with these opportunities;
•a reduction of the diversification of our business resulting from any dispositions;
•the necessity of replacing certain individuals and functions that are sold in dispositions;
•the cost of rebranding and the impact on our market awareness of dispositions;
•litigation or regulatory scrutiny with respect to any such transactions, including any related party aspects of any proposed arrangements;
•adverse effects on our liquidity as a result of payment of cash resources;
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
We will need to successfully manage the integration of recent and future acquisitions and future growth effectively. Such integration and additional growth may place a significant strain upon our management, administrative, operational, financial reporting, internal control and compliance infrastructure. Our ability to grow depends upon our ability to successfully hire, train, supervise and manage additional employees, expand our management, administrative, operational, financial reporting, compliance and other control systems effectively, allocate our human resources optimally, maintain clear lines of communication between our transactional and management functions and our finance and accounting functions, and manage the pressure on our management, administrative, operational, financial reporting, compliance and other control infrastructure. Additionally, managing future growth may be difficult due to new geographic locations, markets and business lines. We may not realize the full benefits that we anticipate from strategic alliances, acquisitions, joint ventures or other growth opportunities. There can be no assurance that we will be able to accurately anticipate and respond to the changing demands we will face as we integrate recent future acquisitions and continue to expand our operations, and we may not be able to manage growth effectively or to achieve growth at all.
From time to time, we may also seek to dispose of portions of our businesses, or otherwise reduce our ownership, each of which could materially affect our cash flows and results of operations. Dispositions involve significant risks and uncertainties, such as ability to sell such businesses at satisfactory prices and terms and in a timely manner (including long and costly sales processes and the possibility of lengthy and potentially unsuccessful attempts by a buyer to receive required regulatory approvals), or at all, disruption to other parts of the business and distraction of management, loss of key employees or customers, and exposure to unanticipated liabilities or ongoing obligations to support the business following such dispositions. In addition, if such dispositions are not completed for any reason, the market price of our Class A common stock may reflect a market assumption that such transactions will occur, and a failure to complete such transactions could result in a decline in the market price of our Class A common stock. Any of these factors could have a material adverse effect on our business, financial condition, results of operations and prospects.
We have offerings linked to cryptocurrencies that could expose us to technology, regulatory and financial risks.
We have offerings linked to cryptocurrencies in certain jurisdictions, and may expand the types of these offerings, the associated types of cryptocurrencies and the jurisdictions in which these offerings are offered. Specifically, BGC provides its cryptocurrency offerings through Lucera by providing connectivity, hosting and trading platforms and through kACE2, its analytics, pricing and distribution software.
The technology underlying cryptocurrencies and other similar digital assets is evolving at a rapid pace and may be vulnerable to cyberattacks or have other inherent weaknesses that are not yet apparent. There is a high degree of fraud, theft, cyberattacks and other forms of risk in the cryptocurrency space. It is possible, for example, for electronic wallet keys to become lost or stolen, for blockchains to experience detrimental changes, such as forks, or for cryptocurrency exchanges and custodians to experience cybersecurity incidents. If such events impact our cryptocurrency offerings, we may experience material adverse effect on our business, financial condition, results of operations and prospects in the future.
In addition, cryptocurrency markets experienced significant historical material price fluctuations in 2022, and may continue to experience periods of extreme volatility again in the future. Several entities in the digital asset industry have been, and may continue to be, negatively affected, including to the point of insolvency further undermining confidence in cryptocurrencies. These events are continuing to develop and it is not possible to predict at this time all of the risks that they may pose to the digital asset industry. If markets for any cryptocurrencies linked to the offerings we provide continue to suffer severe fluctuations, our customers could experience significant losses and we could lose their business, which in turn could have a material adverse effect on our business, financial condition, results of operations and prospects in the future.
In the U.S. the SEC, CFTC, state and federal agencies are reviewing virtual currency businesses and have and or may enact regulations that restrict business activities and or require additional licenses to conduct certain businesses. In addition, many foreign regulators and legislatures have taken action against virtual currency businesses or have enacted restrictive regulations. These regulations may negatively impact our ability to offer different products in different regions and/or negatively impact our ability to deal with certain customers depending on where they are located. If licenses are required, it may take a considerable amount of time to obtain the necessary approvals from the respective regimes. Any of these factors could have a material adverse effect on our business, financial condition, results of operations and prospects in the future.
Risks Related to Change in LIBOR
We may be adversely affected by the transition away from LIBOR and the use of SOFR or other alternative reference rates.
The withdrawal and replacement of LIBOR with alternative benchmarks introduces risks for our clients and the financial services industry. Various financial instruments are linked to the LIBOR benchmark, and any failure by market participants and regulators to successfully introduce benchmark rates to replace LIBOR and implement effective transitional arrangements to address the discontinuation of LIBOR could negatively affect our clients and the global financial markets. While we have taken steps to minimize the consequences of the transition from LIBOR on our business there can be no assurance that the withdrawal and replacement of LIBOR will not have a material adverse effect on our business, financial condition, results of operations and prospects in the future.

Risks Related to Liquidity, Funding and Indebtedness
We have debt, which could adversely affect our ability to raise additional capital to fund our operations and activities, limit our ability to react to changes in the economy or our business, expose us to interest rate risk, impact our ability to obtain or maintain favorable credit ratings and prevent us from meeting our obligations under our indebtedness.
Our indebtedness, which at December 31, 2022 was $1,049.2 million, may have important, adverse consequences to us and our investors, including:
•it may limit our ability to borrow money, dispose of assets or sell equity to fund our working capital, capital expenditures, dividend payments, debt service, strategic initiatives or other obligations or purposes;
•it may limit our flexibility in reacting to, changes in the economy, the markets, regulatory requirements, our operations or business;
•our financial leverage may be higher than some of our competitors, which may place us at a competitive disadvantage;
•it may make us more vulnerable to downturns in the economy or our business;
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
•we may not be able to borrow additional funds or refinance existing debt as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase shares of our Class A common stock and purchase limited partnership units; and
•there would be a material adverse effect on our business, financial condition, results of operations and prospects if we were unable to service our indebtedness or obtain additional financing or refinance our existing debt on terms acceptable to us.
To the extent that we incur additional indebtedness or seek to refinance our existing debt, the risks described above could increase. In addition, our actual cash requirements in the future may be greater than expected and may impact the rate at which we make payments of obligations or occur additional obligations. Our cash flow from operations may not be sufficient to service our outstanding debt or to repay outstanding debt as it becomes due, and we may not be able to borrow money, dispose of assets or otherwise raise funds on acceptable terms, or at all, to service or refinance our debt.
Some of our borrowings have variable interest rates. As a result, a change in market interest rates has and could have a material adverse effect on our interest expense. Both domestic and international markets experienced significant inflationary pressures in fiscal year 2022 and inflation rates in the U.S., as well as in other countries in which we operate, are currently expected to continue at elevated levels for at least the near-term. In response, the Federal Reserve in the U.S. and other central banks in various countries have raised, and may again raise, interest rates in response to concerns about inflation.
A continued rise in interest rates could further increase our cost of funds, which could reduce our net income. In an effort to limit our exposure to interest rate fluctuations, we may rely on interest rate hedging or other interest rate risk management activities. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition, results of operations and prospects.
Some of our borrowings will mature in the near future. For example, our 5.375% Senior Notes are due July 24, 2023, and have an outstanding aggregate principal amount of $450.0 million, and our 3.750% Senior Notes are due October 1, 2024, and have an outstanding aggregate principal amount of $300.0 million, and our 4.375% Senior Notes are due December 15, 2025 and have an outstanding aggregate principal amount of $300 million. Our ability to meet our payment and other obligations under our debt depends on our ability to generate and maintain significant cash flow in the near future or to access alternate sources of liquidity. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our payment obligations under our borrowings and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations and our unable to refinance our obligations on terms or at interest rates acceptable to us at all, we may need sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, our cash flow may be significantly reduced, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
We are dependent upon availability of adequate funding and liquidity to meet our clearing margin requirements, among other financial needs. Clearing margin is the amount of cash, guarantees or similar collateral that we must provide or deposit with our third-party clearing organizations in support of our obligations under contractual clearing arrangements with these organizations. Historically, these needs have been satisfied from internally generated funds and proceeds from debt and equity financings. We have also relied on arrangements with Cantor to clear certain of our transactions under the clearing agreement we entered into with Cantor in November 2008, which was amended in June 2020. Although we have historically been able to raise debt on acceptable terms, deterioration of the world’s credit markets could make it more difficult for us to refinance or replace such indebtedness in a timely manner or on acceptable terms. Further, if for any reason we need to raise additional funds, including in order to meet regulatory capital requirements and/or clearing margin requirements arising from growth in our brokerage business, to complete acquisitions or otherwise, we may not be able to obtain additional financing when needed. If we cannot raise additional funds on acceptable terms, we may not be able to develop or enhance our business, take advantage of future growth opportunities or respond to competitive pressure or unanticipated requirements.
Our Revolving Credit Agreement contains restrictions that may limit our flexibility in operating our business.
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
Our credit ratings and associated outlooks are critical to our reputation and operational and financial success. Our credit ratings and associated outlooks are influenced by a number of factors, including: operating environment, regulatory environment, earnings and profitability trends, the rating agencies’ view of our funding and liquidity management practices, balance sheet size/composition and resulting leverage, cash flow coverage of interest, composition and size of the capital base, available liquidity, outstanding borrowing levels, our competitive position in the industry, our relationships in the industry, our relationship with Cantor, acquisitions or dispositions of assets and other matters. A credit rating and/or the associated outlook can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances of that company or related companies warrant such a change. Any adverse ratings change or a downgrade in the credit ratings of BGC, Cantor or any of their other affiliates, and/or the associated ratings outlooks could adversely affect the availability of debt financing to us on acceptable terms, as well as the cost and other terms upon which we may obtain any such financing. In addition, our credit ratings and associated outlooks may be important to clients of ours in certain markets and in certain transactions. A company’s contractual counterparties may, in certain circumstances, demand collateral in the event of a credit ratings or outlook downgrade of that company. Further, interest rates payable on our debt, including with respect to our 5.375% Senior Notes, 3.750% Senior Notes and 4.375% Senior Notes, may increase in the event that our ratings decline.
As of December 31, 2022, BGC Partners’ public long-term credit ratings were BBB- from Fitch Ratings Inc. and S&P Global Ratings, BBB from Kroll Bond Rating Agency and BBB+ from Japan Credit Rating Agency, Ltd. and the associated outlooks on all the ratings were stable. No assurance can be given that the credit ratings will remain unchanged in the future. Any additional indebtedness that we incur, as well as any negative change to our credit ratings and associated outlooks, may restrict our ability to raise additional capital or refinance debt on favorable terms, and consequently. any resulting impacts on our funding access, liquidity or creditworthiness perception among our clients, counterparties, lenders, investors, or other market participants, could have a material adverse effect on our business, financial condition, results of operations and prospects.
Our acquisitions may require significant cash resources and may lead to a significant increase in the level of our indebtedness.
Potential future acquisitions may lead to a significant increase in the level of our indebtedness. We may enter into short- or long-term financing arrangements in connection with acquisitions which may occur from time to time. In addition, we may incur substantial non-recurring transaction costs, including break-up fees, and assume new liabilities and expenses. The increased level of our consolidated indebtedness in connection with potential acquisitions may restrict our ability to raise additional capital on favorable terms, and such leverage, and any resulting liquidity or credit issues, could have a material adverse effect on our business, financial condition, results of operations and prospects.
We may incur substantially more debt or take other actions which would intensify the risks discussed herein.
We may incur substantial additional debt in the future, some of which may be secured debt. We are not restricted under the terms of our existing debt arrangements and instruments, including the indentures governing our 5.375% Senior Notes, 3.750% Senior Notes and 4.375% Senior Notes, from incurring additional debt, securing existing or future debt (with certain exceptions, including to the extent already secured), recapitalizing our debt or taking a number of other actions that are not limited by the terms of our debt instruments that could have the effect of exacerbating the risks described herein.
We may not have the funds necessary to repurchase our 5.375% Senior Notes, 3.750% Senior Notes or 4.375% Senior Notes upon a change of control triggering event as required by the indentures governing these notes.
Upon the occurrence of a “change of control triggering event” (as defined in the indentures governing the 5.375% Senior Notes , the 3.750% Senior Notes and the 4.375% Senior Notes), unless we have exercised our right to redeem such notes, holders of the notes will have the right to require us to repurchase all or any part of their notes at a price in cash equal to 101% of the then-outstanding aggregate principal amount of the notes repurchased plus accrued and unpaid interest, if any. There can be no assurance that we would have sufficient, readily available financial resources, or would be able to arrange financing, to repurchase the 5.375% Senior Notes, the 3.750% Senior Notes or the 4.375% Senior Notes upon a “change of control triggering event.” A failure by us to repurchase the notes when required would result in an event of default with respect to the notes. In addition, such failure may also constitute an event of default and result in the effective acceleration of the maturity of our other then-existing indebtedness.
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
Accordingly, we may face claims of infringement or other violations of intellectual property rights that could interfere with our ability to use intellectual property or technology that is material to our business. In addition, restrictions on the distribution of some of the market data generated by our brokerage desks could limit the comprehensiveness and quality of the data we are able to distribute or sell. The number of such third-party claims may grow. Our technologies may not be able to withstand such third-party claims or rights against their use.
We may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the rights of others or defend against claims of infringement or invalidity. Any such claims or litigation, whether successful or unsuccessful, could result in substantial costs, and the diversion of resources and the attention of management, any of which could materially negatively affect our business. Responding to these claims could also require us to enter into royalty or licensing agreements with the third parties claiming infringement, stop selling or redesign affected products or services or pay damages on our own behalf or to satisfy indemnification commitments with our customers. Such royalty or licensing agreements, if available, may not be available on terms acceptable to us, and may negatively affect our business, financial condition, results of operations and prospects.
If our licenses or services from third parties are terminated or adversely changed or amended or contain material defects or errors, or if any of these third parties were to cease doing business or if products or services offered by third parties were to contain material defects or errors, our ability to operate our business may be materially adversely affected.
We license databases, software and services from third parties, much of which is integral to our systems and our business. The licenses are terminable if we breach or have been perceived to have breached our obligations under the license agreements. If any material licenses were terminated or adversely changed or amended, if any of these third parties were to cease doing business or if any licensed software or databases licensed by these third parties were to contain material defects or errors, we may be forced to spend significant time and money to replace the licensed software and databases, and our ability to operate our business may be materially adversely affected. Further, any errors or defects in third-party services or products (including hardware, software, databases, cloud computing and other platforms and systems) or in services or products that we develop ourselves, could result in errors in, or a failure of our services or products, which could harm our business. Although we take steps to locate replacements, there can be no assurance that the necessary replacements will be available on acceptable terms, if at all. There can be no assurance that we will have an ongoing license to use all intellectual property which our systems require, the failure of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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
Malicious cyber-attacks and other adverse events affecting our operational systems or infrastructure, or those of third parties, could disrupt our business, result in the disclosure of confidential information, damage our reputation and cause losses or regulatory penalties.
Our businesses require us to process and monitor, on a daily basis, a very large number of transactions, many of which are highly complex, across numerous and diverse markets in many currencies. Developing and maintaining our operational systems and infrastructure are challenging, particularly as a result of us and our clients entering into new businesses, jurisdictions and regulatory regimes, rapidly evolving legal and regulatory requirements and technological shifts. Our financial, accounting, data processing or other operating and compliance systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including malicious cyber-attacks or other adverse events, which may adversely affect our ability to process these transactions or provide services or products.
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
Additionally, data privacy is subject to frequently changing rules and regulations in countries where we do business. For example, rights in relation to an individual’s personal data in the EU and U.K. are governed respectively by the General Data Protection Regulation (“GDPR”) in the EU and the equivalent Data Protection Act 2018 in the U.K. Since May 25, 2018, when this legislation came into effect, we have been subject to new compliance obligations in relation to such personal data and the possibility of significant financial penalties for non-compliance. We are also subject to certain U.S. federal and state laws governing the protection of personal data. These laws and regulations are increasing in complexity and number. In addition to the increased cost of compliance, our failure to successfully implement or comply with appropriate processes to adhere to the GDPR and other laws and regulations relating to personal data could result in substantial financial penalties for non-compliance, expose us to litigation risk and harm our reputation.
Risks Relating to Our Key Personnel and Employee Turnover
The loss of one or more of our key executives, the development of future talent and the ability of certain key employees to devote adequate time and attention to us are a key part of the success of our business, and failure to continue to employ and have the benefit of these executives may adversely affect our business and prospects.
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
Currently, Mr. Lutnick typically spends at least 50% of his time and Mr. Merkel typically spends at least 40% of his time on our matters. These percentages may vary depending on business developments at us or Newmark or Cantor or any of our or Cantor’s other affiliates, including SPACs. As a result, these key employees dedicate only a portion of their professional efforts to our business and operations, and there is no contractual obligation for them to spend a specific amount of their time with us and/or Cantor and its affiliates. These key employees may not be able to dedicate adequate time and attention to our business and operations, and we could experience an adverse effect on our operations due to the demands placed on these members of our management team by their other professional obligations. In addition, these key employees’ other responsibilities could cause conflicts of interest with us.
Certain of our key employees and officers are subject to post-employment restrictive covenants, including non-competition agreements, in connection with their employment agreements and/or the BGC Holdings limited partnership agreements. There can be no assurance that our non-competition agreements will be found enforceable if challenged in certain states, including states that generally do not enforce post-employment restrictive covenants. The Federal Trade Commission recently proposed a rule that would render non-competition clauses unenforceable in certain situations. If such a rule were passed (in any form) and upheld by the courts, it could have a materially adverse impact on any applicable post-employment restrictive covenants currently in place. Additionally, the BGC Holdings limited partnership agreement and the Newmark Holdings limited partnership agreements to the extent that our executive officers and employees continue to hold Newmark Holdings limited partnership units, which include non-competition and other arrangements applicable to our key employees who are limited partners of BGC Holdings and/or Newmark Holdings, may not prevent our key employees, including Messrs. Lutnick and Merkel, whose employment by Cantor is not subject to these provisions in the limited partnership agreements, from resigning or competing against us.
In addition, our success has largely been dependent on the efforts of Mr. Lutnick and other executive officers. Should Mr. Lutnick or our other most senior executives leave or otherwise become unavailable to render services to us, their loss could disrupt our operations, adversely impact employee retention and morale, and seriously harm our business.
Should any of our key employees join an existing competitor, form a competing company, offer services to Cantor or any affiliates that compete with our products, services or otherwise leave us, some of our customers could choose to use the services of that competitor or another competitor instead of our services, which could adversely affect our revenues and as a result could materially adversely affect our business, financial condition, results of operations and prospects.
Risks Related to Internal Controls
If we fail to implement and maintain an effective internal control environment, our operations, reputation and stock price could suffer, we may need to restate our financial statements, and we may be delayed or prevented from accessing the capital markets.
As a public company, we are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment is required to include disclosure of any material weaknesses identified by our management in our key internal controls over financial reporting. A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. To ensure compliance with Section 404, we will continue to evaluate our key internal controls over financial reporting, including with respect to acquisitions, which could be both costly and challenging.
Internal controls over financial reporting, no matter how well designed, have inherent limitations. Therefore, internal controls determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As such, we could lose investor confidence in the accuracy and completeness of our financial reports, which may have a material adverse effect on our reputation and stock price.

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
The seasonality of our business makes it difficult to determine during the course of the year whether planned results will be achieved, and thus to adjust to changes in expectations. To the extent that we are not able to identify and adjust for changes in expectations or we are confronted with negative conditions that inordinately impact seasonal norms, our business, financial condition, results of operations and prospects could be materially adversely affected.
Risks Related to General Market Conditions
Consolidation and concentration of market share in the banking, brokerage, exchange and financial services industries could materially adversely affect our business, financial condition, results of operations and prospects because we may not be able to compete successfully.
In recent years, there has been substantial consolidation and concentration of market share among companies in the banking, brokerage, exchange, and financial services industries, resulting in increasingly large existing and potential competitors, and increased concentration in markets dominated by some of our largest customers. In addition, some of our large broker-dealer customers, such as Deutsche Bank, Barclays, Goldman Sachs, and Credit Suisse, have reduced their sales and trading business in fixed income, currency, and commodities. This is in addition to the reductions in these businesses already completed by customers, including Morgan Stanley, UBS, and The Royal Bank of Scotland.
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
We also face existing and potential competition from large exchanges, which seek or may seek to migrate trading from the inter-dealer market to their own platform. Consolidation and concentration of market share are occurring in this area as well. For example, CME acquired NEX; BATS Global Markets acquired the foreign-exchange trading venue, Hotspot, from KCG Holdings (“KCG”). KCG was itself acquired by Virtu in 2017, while BATS was acquired by CBOE. Intercontinental Exchange acquired BondPoint, a provider of electronic fixed income trading solutions, from Virtu Financial, as well as TMC Bonds. Additionally, Deutsche Börse acquired 360T, CBOE acquired Hotspot, the Hong Kong Exchange and Clearing Limited acquired the London Metal Exchange, ICE acquired NYSE Euronext, London Stock Exchange completed its acquisition of Refinitiv as well as Quantile, MarketAxess acquired LiquidityEdge, and Tradeweb acquired Nasdaq’s U.S. fixed income electronic trading platform, formerly known as eSpeed. In 2013, BGC sold the eSpeed platform to Nasdaq, and subsequently launched a competing platform, Fenics UST. In addition, in April of 2019, Tradeweb completed its initial public offering, which may increase its ability to hire and acquire in competition with us. In March 2021, TP ICAP acquired Liquidnet, an electronic trading network. Consolidation among exchanges may increase their financial resources and ability to compete with us.
Continued consolidation and concentration of market share in the financial services industry and especially among our customers could lead to the exertion of additional pricing pressure by our customers, impacting the commissions and spreads we generate from our brokerage services. Further, the consolidation and concentration among exchanges, and expansion by these exchanges into derivative and other non-equity trading markets, will increase competition for customer trades and place additional pricing pressure on commissions and spreads. These developments have increased competition from firms with potentially greater access to capital resources than we have. Finally, consolidation among our competitors other than exchanges could result in increased resources and product or service offerings for our competitors. If we are not able to compete successfully in the future, our business, financial condition, results of operations and prospects could be materially adversely affected.
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
As customers or market participants transition to the rules associated with the Dodd-Frank Act, they may experience disruptions which may negatively impact these products and the market for them may be less robust resulting in less volume and liquidity and less demand for our services or the market in general. While we continue to have a compliance framework in place to comply with both existing and proposed rules and regulations, including any potential relaxation of rules and regulations, our business in these products could be significantly reduced and our business, financial condition, results of operations and prospects could be materially adversely affected by applicable regulations.
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
On April 6, 2022, the SEC proposed Rules for the Registration and Regulation of Security-Based Swap Execution Facilities. The SEC proposed new Regulation SE under the Exchange Act to create a regime for the registration and regulation of security-based SEFs. The new regulatory framework was one of the major reforms required under Title VII of the Dodd-Frank Act relating to the over-the-counter derivatives market. In developing this proposal, the SEC sought to harmonize as closely as practicable with parallel rules of the CFTC that govern SEFs and swap execution generally. The proposal was published on SEC.gov and in the Federal Register with a public comment period of 60 days. If adopted, the proposal would implement the Exchange Act’s trade execution requirement for security-based swaps and address the cross-border application of that requirement; implement Section 765 of the Dodd-Frank Act to mitigate conflicts of interest at security-based SEFs and national securities exchanges that trade security-based swaps; and promote consistency between proposed Regulation SE and existing rules under the Exchange Act.
While we continue to have a compliance framework in place to comply with both existing and proposed rules and regulations, it is possible that the existing regulatory framework may be amended, which amendments could have a positive or negative impact on our business, financial condition, results of operations and prospects.
Certain banks and other institutions may continue to be limited in their conduct of proprietary trading and may be further limited from trading in certain derivatives. The new rules, including the proprietary trading restrictions for certain banks and other institutions, could materially impact transaction volumes and liquidity in these markets and our business, financial condition, results of operations and prospects could be materially adversely impacted as a result.
If we fail to continue to qualify as a SEF under any of these conditions, we may be unable to maintain our position as a provider of execution and brokerage services in the markets for many of the OTC products for which we have traditionally acted as an intermediary. This would have a broad impact on us and could have a material adverse effect on our business' financial condition, results operations, and prospects.
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
The commodities-related activities of us and our customers are also subject to the risk of unforeseen catastrophic events, many of which are outside of our control, which could result in significant liabilities for us or our customers. We may not be able to obtain insurance to cover these risks, and the insurance that we have may be inadequate to cover our liabilities. The occurrence of any of such events may prevent us from performing under our agreements with customers, may impair our operations, and may result in litigation, regulatory action, negative publicity or other reputational harm, which could have a material negative effect on our business, financial condition, results of operations and prospects.
Risks Related to Regulatory and Legal Compliance
The financial services industry in which we operate is subject to significant regulation. We are subject to regulatory capital requirements on our regulated business, and a significant operating loss or any extraordinary charge against capital could materially adversely affect our ability to expand or, depending upon the magnitude of the loss or charge, even to maintain the current level of our business.
Many aspects of our business, like those of other financial services firms, are subject to significant capital requirements. In the U.S., the SEC, FINRA, the CFTC, the NFA and various other regulatory bodies have stringent provisions with respect to capital applicable to the operation of brokerage firms, which vary depending upon the nature and extent of these entities’ activities. Four of our subsidiaries, BGCF, GFI Securities LLC, Fenics Execution LLC and Mint are registered with the SEC and subject to the Uniform Net Capital Requirements. As an FCM, Mint is also subject to CFTC capital requirements. BGCF is also a member of the FICC, which imposes capital requirements on its members. These entities are subject to SEC, FINRA, CFTC and NFA net capital requirements. In addition, our SEFs, BGC Derivative Markets, GFI Swaps Exchange, FMX Futures Exchange, and CX Clearinghouse, L.P. are required to maintain financial resources to cover operating costs for at least one year, keeping at least enough cash or highly liquid securities to cover six months’ operating costs.
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
In addition, the majority of our other foreign subsidiaries are subject to similar regulation by the relevant authorities in the jurisdictions in which they do business, such as Australia, Hong Kong and Singapore. These regulations often include minimum capital requirements, which are subject to change. Further, we may become subject to capital requirements in other foreign jurisdictions in which we currently operate or in which we may enter.

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
Our business, financial condition, results of operations and prospects could be materially adversely affected by new laws, rules, or regulations or by changes in existing law, rules or regulations or the application thereof.
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
Changes in legislation and in the rules and regulations promulgated by the SEC, FINRA, the CFTC, the NFA, the U.S. Treasury, the FCA, the European Commission, ESMA and other domestic and international regulators and self-regulatory organizations, as well as changes in the interpretation or enforcement of existing laws and rules, often directly affect the method of operation and profitability of brokerage and could result in restrictions in the way we conduct our business. For example, the U.S. Congress, the U.S. Treasury, the Board of Governors of the Federal Reserve System, the SEC and the CFTC are continuing to review the nature and scope of their regulation and oversight of the government securities markets and U.S. securities and derivative markets. Furthermore, in Europe, MiFID II was implemented in January 2018. MiFID II requires a significant part of the market in these instruments to trade on trading venues subject to pre- and post-trade transparency regimes and non-discriminatory fee structures and access. In addition, it has had a particularly significant impact in several key areas, including corporate governance, transaction reporting, technology synchronization, best execution and investor protection. MiFID II also introduced a new regulated execution venue category to accompany the existing Multilateral Trading Facility regime. The new venue category is known as an OTF, and it captures much of the voice and hybrid trading in EU. Certain of our existing EU derivatives and fixed income execution business now take place on OTFs, and we currently operate one OTF for each of the U.K.-regulated entities, one in France at Aurel BGC and one MTF under GFI Securities Limited. In 2019, a new European Commission took office which may over the course of its five-year mandate introduce new legislative proposals for the financial services sector. This will include various legislative reviews of MIFID, which have started in 2020.
In the U.S., the SEC has proposed rules to expand Regulation ATS to cover ATS trading government securities. In addition, the proposed rules extend Regulation SCI to ATSs trading government securities.
Further, the authorities of non-U.S. countries in which we have offices or do business may from time-to-time institute changes to tax law that, if applicable to us, could have a material adverse effect on our business, financial condition, results of operations and prospects. Similarly, the U.S. has proposed a series of changes to U.S. tax law, some of which could apply to us. It is not possible to predict if any of these new provisions will be enacted or, if they are, what form they may take. It is possible that one or more of such provisions could negatively impact our costs and our effective tax rate, which would affect our after-tax earnings. If any of such changes to tax law were implemented and/or deemed to apply to us, they could have a material adverse effect on our business, financial condition, results of operations and prospects, including on our ability to attract, compensate and retain brokers, salespeople, managers, technology professionals and other front-office personnel.
While we continue to have a compliance framework in place to comply with both existing and proposed rules and regulations, it is possible that the existing regulatory framework may be amended, which amendments could have a positive or negative impact on our business, financial condition, results of operations and prospects.
We believe that uncertainty and potential delays around the final form that such new laws and regulations might take may negatively impact trading volumes in certain markets in which we transact. Increased capital requirements may also diminish transaction velocity. We believe that it remains premature to know conclusively the specific aspects of the U.S., U.K. and EU proposals which may directly impact our business as some proposals have not yet been finalized and others which have been proposed remain subject to further debate. Additionally, unintended consequences of the laws, rules and regulations may adversely affect us in ways yet to be determined. We are unable to predict how any of these new laws, rules, regulations and proposals will be implemented or in what form, or whether any additional or similar changes to laws, rules or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have a material adverse effect on our businesses, financial condition, results of operations and prospects.
In addition, we are subject to tax risks inherent in operating a global business in various jurisdictions, including increased taxes and levies and future changes in income tax regulations.
Extensive regulation of our business restricts and limits our operations and activities and results in ongoing exposure to potential significant costs and penalties, including fines, sanctions, enhanced oversight, increased financial and capital requirements, and additional restrictions or limitations on our ability to conduct or grow our business.
The financial services industry, including our business, is subject to extensive regulation, which is very costly. The requirements imposed by regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us and are not designed to protect the holders of our stock, notes or other securities. These regulations will often serve to restrict or limit our operations and activities, including through capital, customer protection and market conduct requirements.
Our business is subject to regulation by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the U.S., are empowered to bring enforcement actions and to conduct administrative proceedings and examinations, inspections, and investigations, which may result in costs, penalties, fines, enhanced oversight, increased financial and capital requirements, restrictions or limitations, and censure, suspension, or expulsion. Self-regulatory organizations such as FINRA and the NFA, along with statutory bodies such as the SEC, the CFTC, and the FCA, and other international regulators, require strict compliance with their rules and regulations. In addition, as a result of regulatory actions, our registration statements under the Securities Act will be subject to SEC review prior to effectiveness, which may lengthen the time required for us to raise capital, reducing our access to the capital markets or increasing our cost of capital.
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

The financial services industry in general faces potential regulatory, litigation and/or criminal risks that may result in damages or fines or other penalties as well as costs, and we may face damage to our professional reputation and legal liability if our products and services are not regarded as satisfactory, our employees do not adhere to all applicable legal and professional standards, or for other reasons, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Many aspects of our current business involve substantial risks of liability. The expansion of our businesses, including into new areas, imposes additional risks of liability.
In the normal course of business, we have been a party to investigations, administrative proceedings, lawsuits, arbitrations, and other actions involving primarily claims for damages. In certain circumstances, we could also face potential criminal investigations, enforcement actions or liability, including fines or other penalties. Examinations, inspections, regulatory inquiries and subpoenas or other requests for information or testimony may cause us to incur significant expenses, including fees for legal representation and other professional advisors and costs associated with document production and remediation efforts. Such regulatory, legal, or other actions may also be directed at certain executives or employees who may be critical to our business or to particular brokerage desks. The risks associated with such matters often may be difficult to assess or quantify, and their existence and magnitude often remain unknown for substantial periods of time.
A settlement of, or judgment related to, any such matters could result in regulatory, civil or criminal liability, fines, penalties, restrictions or limitations on our operations and activities and other sanctions and could otherwise have a material adverse effect on our business, results of operations, financial condition and prospects. Any such action could also cause us significant reputational harm, which, in turn, could seriously harm us. In addition, regardless of the outcome of such matters, we may incur significant legal and other costs, including substantial management time, dealing with such matters, even if we are not a party to the litigation or a target of the inquiry. For example, in September 2020, the SEC announced a settlement with BGC regarding alleged negligent disclosure violations related to one of BGC's non-GAAP financial measures for periods beginning with the first quarter of 2015 through the first quarter of 2016. All of the relevant disclosures related to those periods and pre-dated the SEC staff’s May 2016 detailed compliance and disclosure guidance with respect to non-GAAP presentations. BGC revised its non-GAAP presentation beginning with the second quarter of 2016 as a result of the SEC’s guidance, and the SEC has made no allegations with regard to any periods following the first quarter of 2016. In connection with the SEC settlement, BGC was ordered to cease and desist from any future violations of Sections 17(a)(2) and 17(a)(3) of the Securities Act, Section 13(a) of the Exchange Act and Rule 13a-11 thereunder, and Rule 100(b) of Regulation G, and agreed to pay a civil penalty of $1.4 million without admitting or denying the SEC’s allegations. During the fourth quarter of 2020, management identified the theft of UK tax payment related funds from the Company. The theft, which occurred over several years ending September 2020, was perpetrated by two individuals associated with the Company, and did not involve the operations or business of the Company. Litigation was commenced against the two individuals seeking recovery of stolen amounts. One individual has admitted to all claims and we are now recovering assets pursuant to a court endorsed consent order. Litigation continues against the second individual. The cumulative impact to the Company’s “Consolidated net income (loss)” as a result of the theft was determined to be $35.2 million. The Company expects to recover most or substantially all of the stolen funds through a combination of insurance and return of assets through litigation.
We depend to a large extent on our relationships with our customers and our reputation for integrity and high-caliber professional services to attract and retain customers. We are subject to the risk of failure of our employees to comply with applicable laws, rules and regulations or to be adequately supervised by their managers, and to the extent that such individuals do not meet these requirements, we may be subject to the risk of fines or other penalties as well as reputational risk. As a result, if our customers are not satisfied with our products or services, or our employees do not adhere to all applicable legal and professional standards, such matters may be more damaging to our business than to other types of businesses. Significant regulatory action or substantial legal liability against us could have a material adverse effect on our business, financial condition, results of operations and prospects, or cause significant reputational damage to us, which could seriously harm us.
Risks Related to Competition
Because competition for the services of brokers, salespeople, managers, technology professionals and other front-office personnel in the financial services industry is intense, it could affect our ability to attract and retain a sufficient number of highly skilled brokers or other professional services personnel, in turn adversely impacting our revenues, resulting in a material adverse effect on our business, financial condition, results of operations and prospects.
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
If we fail to attract new personnel, or fail to retain and motivate our current personnel, or if we incur increased costs or restrictions associated with attracting and retaining personnel (such as lawsuits, arbitrations, sign-on or guaranteed bonuses or forgivable loans), our business, financial condition, results of operations and prospects could be materially adversely affected.
We face strong competition from brokerages, exchanges, and other financial services firms, many of which have greater market presence, marketing capabilities and financial, technological and personnel resources than we have, which could lead to pricing pressures that could adversely impact our revenues and as a result could materially adversely affect our business, financial condition, results of operations and prospects.
The financial services industry is intensely competitive and is expected to remain so. We primarily compete with two major, diversified inter-dealer brokers and financial intermediaries: TP ICAP and Tradition. TP ICAP and Tradition are currently publicly traded companies. Other inter-dealer broker and financial intermediary competitors include a number of smaller, privately held firms that tend to specialize in specific products and services or geographic areas.
We also compete with companies that provide alternative products and services, such as contracts traded on futures exchanges, and trading processes, such as the direct dealer-to-dealer market for government securities and stock exchange markets for corporate equities, debt and other securities. We increasingly compete, directly or indirectly, with exchanges for the execution of trades in certain products, mainly in derivatives such as futures, swaps, options, and options on futures, such the CME Group. Certain exchanges have made and will likely continue to make attempts to move certain OTC-traded products to exchange-based execution, or to create listed derivatives products that mimic the qualities of similar OTC-traded products. We also compete with consortia, which are created or funded from time to time by banks, broker-dealers and other companies involved in financial services to compete in various markets with exchanges and inter-dealer brokers. We may compete in OTC-traded products with platforms, such as those owned by MarketAxess Holdings Inc. and Tradeweb Markets, in fixed income products or various OTC FX platforms owned by exchanges such as CBOE and Deutsche Börse. In addition, financial data and information firms such as Refinitiv and Bloomberg L.P. operate trading platforms for both OTC and listed products and may attempt to compete with us for trade execution in the future.
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
In addition, new competitors may emerge, and our product and service lines may be threatened by new technologies or market trends that reduce the value of our existing product and service lines or we may enter new businesses, including crypto-currency and similar opportunities for which there are high barriers to entry or for which we may be regulated. If we are not able to compete successfully in the future, our revenues could be adversely impacted, and as a result our business, financial condition, results of operations and prospects could be materially adversely affected.
Competition for financial brokerage transactions also has resulted in substantial commission discounting by brokers that compete with us for business. Further discounting could adversely impact our revenues and margins and as a result could materially adversely affect our business, financial condition, results of operations and prospects.

Our operations also include the sale of pricing and transactional data and information produced by our brokerage operations to securities information processors and/or vendors. There is a high degree of competition in pricing and transaction reporting products and services, and such businesses may become more competitive in the future. Competitors and customers of our financial brokerage business have together and individually offered market data and information products and services in competition with those offered and expected to be offered by us.
Risks Related to Our International Operations
We are generally subject to various risks inherent in doing business in the international financial markets, in addition to those unique to the regulated brokerage industry, and any failure to identify and manage those risks could materially adversely affect our business, financial condition, results of operations and prospects.
We currently provide products and services to customers in many foreign countries, and we may seek to further expand our operations into additional jurisdictions. On a consolidated basis, revenues from foreign countries were approximately $1.3 billion, or approximately 70% of total revenues for the year ended December 31, 2022. In many countries, the laws and rules and regulations applicable to the financial services industry are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local regulations in every jurisdiction. Our inability to remain in compliance with local laws and rules and regulations in a particular foreign jurisdiction could have a significant and negative effect not only on our business in that market but also on our reputation generally. If we are unable to manage any of these risks effectively, our business, financial condition, results of operations and prospects could be adversely affected.
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
•the outbreak of hostilities, mass demonstrations, pandemics, or other global events; and
•potentially adverse tax consequences arising from compliance with foreign laws, rules, and regulations to which our international businesses are subject and the repatriation of overseas earnings.
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
Our credit ratings and associated outlooks are critical to our reputation and operational and financial success. Our credit ratings and associated outlooks are influenced by a number of factors, including: operating environment, regulatory environment, earnings and profitability trends the rating agencies’ view of our funding and liquidity management practices, balance sheet size/composition and resulting leverage, cash flow coverage of interest, composition and size of the capital base, available liquidity, outstanding borrowing levels, our competitive position in the industry, our relationships in the industry, including with Cantor, acquisitions or dispositions of assets and other matters. Our credit ratings and/or the associated rating outlooks can be revised upward or downward at any time by a rating agency if such rating agency decides the circumstances of BGC or related companies warrant such a change. Any negative change or a downgrade in credit ratings and/or the associated rating outlooks could adversely affect the availability of debt financing on acceptable terms, as well as the cost and other terms upon which any such financing can be obtained. In addition, credit ratings and associated outlooks may be important to customers or counterparties in certain markets and in certain transactions. Additional collateral may be required in the event of a negative change in credit ratings or rating outlooks.
Our activities are subject to credit and performance risks, which could result in us incurring significant losses that could materially adversely affect our business, financial condition, results of operations and prospects.
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
We have adopted policies and procedures to identify, monitor and manage credit and market risks, in both agency and principal transactions, leveraging risk reporting and control procedures and by monitoring credit standards applicable to our customers and counterparties. These policies and procedures, however, may not be fully effective, particularly against fraud, unauthorized trading, and similar incidents. Some of these risk management methods depend upon the evaluation of information regarding markets, customers, counterparties, or other matters that are publicly available or otherwise accessible by us. That information may not, in all cases, be accurate, complete, up-to-date, or properly evaluated. If our policies and procedures are not fully effective or we are not always successful in monitoring or evaluating the risks to which we are, or may be, exposed, our business, financial condition, results of operations and prospects could be materially adversely affected. In addition, our insurance policies do not provide coverage for these risks.
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
We are subject to financing risk because, if a transaction does not settle on a timely basis, the resulting unmatched position may need to be financed, either directly by us or through one of the clearing organizations, at our expense. These charges may be recoverable from the failing counterparty, but sometimes they are not. In addition, in instances where the unmatched position or failure to deliver is prolonged or widespread due to rapid or widespread declines in liquidity for an instrument, there may also be regulatory capital charges required to be taken by us, which, depending on their size and duration, could limit our business flexibility or even force the curtailment of those portions of our business requiring higher levels of capital. Credit or settlement losses of this nature could materially adversely affect our business, financial condition, results of operations and prospects.
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
In agency transactions, we charge a commission for connecting buyers and sellers and assisting in the negotiation of the price and other material terms of the transaction. After all material terms of a transaction are agreed upon, we identify the buyer and seller to each other and leave them to settle the trade directly. We are exposed to credit risk for commissions, as we bill customers for our agency brokerage services. Our customers may default on their obligations to us due to disputes, bankruptcy, lack of liquidity, operational failure, or other reasons. Any losses arising from such defaults could materially adversely affect our business, financial condition, results of operations and prospects.
In emerging market countries, we primarily conduct our business on an agency and matched principal basis, where the risk of counterparty default, inconvertibility events and sovereign default is greater than in more developed countries.
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
We offer our brokerage services in five broad product categories: rates, credit, FX, energy and commodities, and equities. Our brokerage revenues are strongest in our rates products, which accounted for approximately 30.6% of our total brokerage revenues on a consolidated basis for the year ended December 31, 2022. While we focus on expanding and have successfully diversified our product offerings, we may currently be exposed to any adverse change or condition affecting the rates product market. Accordingly, the concentration of our brokerage business on rates products subjects our results to a greater market risk than if we had more diversified product offerings.
Due to our current customer concentration, a loss of one or more of our significant customers could materially harm our business, financial condition, results of operations and prospects.
For the year ended December 31, 2022, on a consolidated basis, our top ten customers, collectively, accounted for approximately 31.0% of our total revenues. We have limited long-term contracts with certain of these customers. If we were to lose one or more of these significant customers for any reason, including as a result of further consolidation and concentration in the financial services industry, and not be compensated for such loss by doing additional business with other customers or by adding new customers, our revenues would decline significantly and our business, financial condition, results of operations and prospects would materially suffer.
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
Reduced spreads in pricing, levels of trading activity and trading through market makers and/or specialists could materially adversely affect our business, financial condition, results of operations and prospects.

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
We have market risk exposure from unmatched principal transactions entered into by some of our desks, as well as holdings of marketable equity securities, which could result in losses and have a material adverse effect on our business, financial condition, results of operations, and prospects for any particular reporting period. In addition, financial fraud or unauthorized trading activity could also adversely impact our business, financial condition, results of operations and prospects.
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
From a risk management perspective, we monitor risk daily, on an end-of-day basis, and desk managers generally monitor such exposure on a continuous basis. Any unmatched positions are intended to be disposed of in the short term. However, due to a number of factors, including the nature of the position and access to the markets on which we trade, we may not be able to match the position or effectively hedge its exposure and often may be forced to hold a position overnight that has not been hedged. To the extent these unmatched positions are not disposed of intra-day, we mark these positions to market. Adverse movements in the market values of assets or other reference benchmarks underlying these positions or a downturn or disruption in the markets for these positions could result in a loss. In the event of any unauthorized trading activity or financial fraud that is not detected by management, it is possible that these unmatched positions could be outstanding for a long period. At the time of any sales and settlements of these positions, the price we ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair values. In addition, our estimates or determinations of the values of our various positions, assets or business are subject to the accuracy of our assumptions and the valuation models or multiples used. Any principal losses and gains resulting from these positions could on occasion have disproportionate effects, negative or positive, on our business, financial condition, results of operations and prospects for any particular reporting period.
In addition, in recent years we have had considerable holdings of marketable securities received by us as consideration for the sale of certain businesses. We may seek to manage the market risk exposure inherent in such holdings by minimizing the effect of price changes on a portion of such holdings, including through the use of derivative contracts. There can, however, be no assurance that our hedging activities will be adequate to protect us against price risks associated with these holdings, or that the costs of such hedging activities will not be significant. Further, any such hedging activities and other risk management techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk, including unpredicted price movements, counterparty defaults or other risks that are unidentified or unanticipated. Any such events could have a material adverse effect on our business, financial condition, results of operations and prospects.

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
Other General Risks
Our operations are global and exchange rate fluctuations and international market events could materially adversely impact our business, financial condition, results of operations and prospects.
Because our operations are global, we are exposed to risks associated with changes in FX rates. Changes in foreign currency rates create volatility in the U.S. dollar equivalent of revenues and expenses which may result in higher or lower values than in an otherwise constant currency exchange rate environment, in particular with regard to British Pounds and Euros. In addition, changes in the remeasurement of our foreign currency denominated net assets are recorded as part of our results of operations and fluctuate with changes in foreign currency rates. We monitor our net exposure in foreign currencies on a daily basis and hedge our exposure as deemed appropriate with major financial institutions. However, potential movements in the U.S. dollar against other currencies in which we earn revenues have in the past and may in the future materially adversely affect our financial results.
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
Employee errors and miscommunication, including mistakes in executing, recording or processing transactions for customers, could cause us to suffer liability, loss, sanction and/or reputational harm, which could expose us to the risk of material losses even if the errors and miscommunication are detected and the transactions are unwound or reversed. If our customers are not able to settle their transactions on a timely basis, the time in which employee errors and miscommunication are detected may be increased and our risk of material loss could be increased. The risk of employee error and miscommunication may be greater for products or services that are new or have non-standardized terms.
It is not always possible to deter and detect employee misconduct or fraud or prevent errors and miscommunications. While we have various supervisory systems and compliance processes and procedures in place, and seek to mitigate applicable risks, the precautions we take to deter and detect and prevent this activity may not be effective in all cases.
See “—The financial services industry in general faces potential regulatory, litigation and/or criminal risks that may result in damages or fines or other penalties as well as costs, and we may face damage to our professional reputation and legal liability if our products and services are not regarded as satisfactory, our employees do not adhere to all applicable legal and professional standards, or for other reasons, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.”

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
Increased scrutiny and changing expectations from stockholders with respect to the Company's ESG practices may result in additional costs or risks.

Companies across our industry are facing increasing scrutiny related to their ESG practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the non-financial impacts of their investments. Further, customer bids, requests for proposals and other customer arrangements or opportunities may require disclosure of ESG metrics in order to compete for business. While we are focused on our ESG efforts and disclosures, if our ESG practices do not meet customer, investor or other industry stockholder expectations, which continue to evolve, we may not win or may lose customers, or may incur additional costs and our business, financial condition, results of operations and prospects could be materially adversely affected.
RISKS RELATED TO OUR CORPORATE AND PARTNERSHIP STRUCTURE
Risks Related to Our Corporate Structure
Because our voting control is concentrated among the holders of our Class B common stock, the market price of our Class A common stock may be materially adversely affected by its disparate voting rights.
As of February 27, 2023, Cantor (including CFGM) beneficially owned all of the outstanding shares of our Class B common stock, representing approximately 58.3% of our total voting power. In addition, Cantor has the right to exchange exchangeable partnership interests in BGC Holdings into additional shares of our Class B common stock, and pursuant to an exchange agreement with us, Cantor has the right to exchange shares of our Class A common stock for additional shares of our Class B common stock.
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
In addition, our brokerage business is heavily regulated and some of our regulators require that they approve transactions which could result in a change of control, as defined by the then-applicable rules of our regulators. The requirement that this approval be obtained may prevent or delay transactions that would result in a change of control.
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
BGC U.S. OpCo and BGC Global OpCo intend to distribute to their limited partners, including us, on a pro rata and quarterly basis, cash that is not required to meet BGC U.S. OpCo’s and BGC Global OpCo’s anticipated business and regulatory needs. As a result, BGC U.S. OpCo’s and BGC Global OpCo’s ability, and in turn our ability, to pay dividends, taxes and indebtedness and other expenses and to make repurchases will depend upon the continuing profitability and strategic and operating needs of our business, including various capital adequacy and clearing capital requirements promulgated by federal, self-regulatory, and other authorities to which our subsidiaries are subject.
Traditionally, our dividend policy provides that we expect to pay a quarterly cash dividend to our common stockholders based on our post-tax Adjusted Earnings per fully diluted share. Please see below for a detailed definition of post-tax Adjusted Earnings per fully diluted share. Beginning in the first quarter of 2020, and for all of the quarterly periods following, the Board reduced the quarterly dividend to $0.01 per share out of an abundance of caution in order to strengthen the Company’s balance sheet as the global capital markets faced difficult and unprecedented macroeconomic conditions related to the global pandemic. Additionally, during 2020, BGC Holdings, L.P. reduced its distributions to or on behalf of its partners. Historically, we were deeply dividend-centric; going forward we plan to prioritize share and unit repurchases over dividends and distributions. The Inflation Reduction Act of 2022 provides for a new U.S. federal 1% excise tax on stock repurchases, which is effective January 1, 2023. We continue to analyze the impacts of the IR Act and related regulatory developments.
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
Our Board and our Audit Committee have authorized repurchases of shares of BGC Class A common stock and purchases of BGC Holdings limited partnership interests or other equity interests in us or in subsidiaries, from Cantor, our executive officers, other employees, partners and others. On November 4, 2022, the Company's Board and Audit Committee re-

authorized our share repurchase and unit redemption authorization to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of December 31, 2022, we had approximately $376.4 million remaining under this authorization and may continue to actively make repurchases or purchases, or cease to make such repurchases or purchases, from time to time. In addition, from time to time, we may reinvest all or a portion of the distributions we receive from BGC U.S. OpCo and BGC Global OpCo in our business. Accordingly, there can be no assurance that future dividends will be paid or that dividend amounts will be maintained or that repurchases and purchases will be made at current or future levels.
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
If we or BGC Holdings were deemed an “investment company” under the Investment Company Act, the Investment Company Act’s restrictions could make it impractical for us to continue our business and structure as contemplated and could materially adversely affect our business, financial condition, results of operations, and prospects.
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
To ensure that we and BGC Holdings are not deemed “investment companies” under the Investment Company Act, we need to be primarily engaged, directly or indirectly, in the non-investment company business of our operating subsidiaries. If we were to cease participation in the management of BGC Holdings, if BGC Holdings, in turn, were to cease participation in the management of the BGC OpCos, or if the BGC OpCos, in turn, were to cease participation in the management of our BGC operating subsidiaries, that would increase the possibility that we and BGC Holdings could be deemed “investment companies.” Further, if we were deemed not to have a majority of the voting power of BGC Holdings (including through our ownership of the Special Voting Limited Partnership Interest), if BGC Holdings, in turn, were deemed not to have a majority of the voting power of the BGC OpCos (including through its ownership of Special Voting Limited Partnership Interests), or if the BGC OpCos, in turn, were deemed not to have a majority of the voting power of our BGC operating subsidiaries, that would increase the possibility that we and BGC Holdings could be deemed “investment companies,” our interests in BGC Holdings and the BGC OpCos could be deemed “investment securities,” and we and BGC Holdings could be deemed “investment companies.”
We expect to take all legally permissible action to ensure that we and BGC Holdings are not deemed investment companies under the Investment Company Act, but no assurance can be given that this will not occur.

The Investment Company Act and the rules thereunder contain detailed prescriptions for the organization and operations of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, limit the issuance of debt and equity securities, prohibit the issuance of stock options, and impose certain governance requirements. If anything were to happen that would cause us or BGC Holdings to be deemed to be an “investment company” under the Investment Company Act, the Investment Company Act would limit our or its capital structure, ability to transact business with affiliates (including Cantor, BGC Holdings or the BGC OpCos as the case may be), and ability to compensate key employees. Therefore, if we or BGC Holdings became subject to the Investment Company Act, it could make it impractical to continue our business in this structure, impair agreements and arrangements, and impair the transactions contemplated by those agreements and arrangements, between and among us, BGC Holdings and the BGC OpCos, or any combination thereof, and materially adversely affect our business, financial condition, results of operations, and prospects.
Risks Related to Our Partnership and Equity-Based Compensation Structure
Our equity-based compensation structure may adversely affect our ability to recruit, retain, compensate and motivate some employee partners.
While we believe that our emphasis on equity-based compensation promotes recruitment, motivation of our brokers and other employees and alignment of interest with stockholders, such employee may be more attracted to the benefits of working at a privately controlled partnership, or at a public company with a different compensation structure than our own, which may adversely affect our ability to recruit, retain, compensate and motivate these persons. While BGC Holdings limited partnership interests entitle founding/working and other limited partners to participate in distributions of income from the operations of our business, upon leaving BGC Holdings (or upon any other purchase of such limited partnership interests, as described below), any such founding/working or other limited partners are, unless Cantor, in the case of the founding partners, and us, as the general partner of BGC Holdings, otherwise determine, only entitled to receive over time, and provided he or she does not violate certain partner obligations, an amount for his or her BGC Holdings limited partnership interests that reflects such partner’s capital account or post-termination amount, if any, and not any goodwill or going concern value of our businesses. Further, certain partner units have no right to a post-termination payment, receive a preferred but fixed distribution amount, and/or cannot be made exchangeable into shares of our Class A common stock. Moreover, unless and until units are made exchangeable, limited partners have no unilateral right to exchange their BGC Holdings limited partnership interests for shares of BGC Class A common stock.
The BGC Holdings limited partnership interests are also subject to redemption, and subject founding/working and other limited partners to non-competition and non-solicitation covenants, as well as other obligations. In addition, the exercise of Cantor’s right to purchase from BGC Holdings exchangeable limited partnership interests generally when FPUs are redeemed or granted exchangeability will result in the share of distributions of income from the operations of our business on other outstanding BGC Holdings limited partnership interests, including those held by founding/working and other limited partners, to remain the same rather than increasing as would be the case if such interests were redeemed or granted exchangeability without such Cantor right to purchase. In addition, any purchase of exchangeable limited partnership units by Cantor from BGC Holdings following Cantor’s decision to grant exchangeability on FPUs will result in additional dilution to the other partners of BGC Holdings.
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
On November 15, 2022, we and BGC Holdings, along with certain other entities, entered into the Corporate Conversion Agreement in order to reorganize and simplify our organizational structure through the Corporate Conversion Transactions. There is no assurance that the equity compensation-based retention and motivation features of our new structure will be as effective as those of our current partnership structure.

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
Risks Related to the Corporate Conversion
The expected benefits of the Corporate Conversion may not be obtained.
The Corporate Conversion is being undertaken in order to simplify the corporate structure of our business. We believe that, following the Corporate Conversion Transactions, the organizational structure of the BGC businesses will be more comprehensible to the marketplace, which may, in turn, increase demand for our shares and assist in the goal of maximizing long-term stockholder value. By simplifying the organizational structure, the Corporate Conversion is also intended to improve stockholder value by reducing administrative costs and increasing the efficiency of our regulated businesses and associated capital requirements. However, it is possible that these expected benefits are not achieved. There can be no assurance that (i) our brokers and other employees, the rating agencies, our lenders, our bondholders, our investors, our counterparties, our clients, or others will view our new structure favorably, (ii) that the new structure will have the expected retentive effect on said employees or (iii) that the new structure will have the expected impact on our GAAP or non-GAAP results, cash position, cash or non-cash accounting charges, tax rate, or other factors. Furthermore, the Corporate Conversion Transactions will involve significant time, expense and management attention. Any of these factors or others could negatively affect our business, financial condition, results of operations and prospects.
Our equity-based compensation structure will be different following the Corporate Conversion because all of our equity-based compensation will be issued by BGC Group, Inc. This change in equity-based compensation structure could adversely affect our ability to recruit, retain, compensate and motivate some of its employees.
Currently, certain of our employees receive equity-based compensation at BGC Holdings, which is taxed as a partnership for U.S. federal income tax purposes and provides for distributions of income from the operations of our businesses. Following the closing of the Corporate Conversion Transactions, our employees will receive equity-based compensation at BGC Group, Inc., the new public entity. Some of our employees may be more attracted to the benefits of being compensated at a privately controlled partnership, and the change in structure could adversely affect our ability to recruit, retain, compensate and motivate these persons. In addition, the equity-based compensation structure following the Corporate Conversion will no longer have certain other benefits of BGC Holding’s partnership structure, including certain duties owed by, and post-employment restrictive covenants applicable to, the limited partners in BGC Holdings.
We are currently controlled by Cantor, but the Corporate Conversion will have the effect of increasing the percentage of voting power held by Cantor as a result of the issuance of BGC Group, Inc. Class B common stock in exchange for the BGC Holdings exchangeable units held by Cantor. The increase in voting power held by Cantor could result in Cantor exercising control over BGC Group, Inc. for a longer period of time than it would over us absent the Corporate Conversion.
As of December 31, 2022, Cantor (including its general partner) beneficially owned 45.9 million shares of our Class B common stock, representing approximately 58.5% of the total voting power of our common stock. In addition, as of December 31, 2022, Cantor (including its general partner) beneficially owned 57.6 million units of exchangeable limited partnership interests in BGC Holdings. If Cantor (including its general partner) were to exchange all of such units into our common stock absent the Corporate Conversion, it would receive 23.6 million shares of our Class B common stock and 34.0 million shares of our Class A common stock. These shares, when taken together with Cantor’s existing shares of our Class B common stock, would represent approximately 69.1% of the total voting power of our common stock as of December 31, 2022 following such exchange. As a result of the Corporate Conversion, each share of our Class B common stock held by Cantor (including its general partner) will be converted into one share of our Class B common stock, and each unit of exchangeable limited partnership interests in BGC Holdings held by Cantor (including its general partner) will also be converted into one share of our Class B common stock. In addition, in connection with the Corporate Conversion Transactions, it is expected that Cantor will exercise certain purchase rights set forth in the BGC Holdings limited partnership agreement and as contemplated in the Corporate Conversion Agreement, resulting in the acquisition by Cantor of an additional approximately 6.8 million of exchangeable limited partnership units that will be converted in the Corporate Conversion Transactions as set forth in the Corporate Conversion Agreement. Therefore, following the Corporate Conversion, Cantor (including its general partner) is expected to beneficially own approximately 110 million shares of our Class B common stock, which as of December 31, 2022 is expected to represent approximately 74.6% of the total voting power of our common stock. Cantor’s voting power over BGC Group, Inc. as of immediately following the Corporate Conversion will therefore be approximately 5.5 percentage points higher than its voting power over BGC Partners would be if Cantor had exchanged its exchangeable limited partnership interests in BGC Holdings for our common stock absent the Corporate Conversion. This increase in percentage voting power could result in Cantor exercising control over BGC Group, Inc. for a longer period of time than it would over us absent the Corporate Conversion.
The ability of Cantor and Howard W. Lutnick (indirectly through his control of Cantor) to exercise control over BGC Group, Inc. could create or appear to create potential conflicts of interest. Conflicts of interest may arise between BGC Group, Inc. and Cantor in a number of areas relating to past and ongoing relationships, including:
•potential acquisitions and dispositions of businesses;
•the issuance, acquisition or disposition of securities by BGC Group, Inc.;
•the election of new or additional directors to the BGC Group, Inc. board of directors;
•the payment of dividends by BGC Group, Inc. (if any) and repurchases of shares of BGC Group, Inc. Class A common stock;
•any loans to or from BGC Group, Inc. or Cantor;
•business operations or business opportunities of BGC Group, Inc. and Cantor that would compete with the other party’s business opportunities, including Cantor’s and BGC Partners’ brokerage and financial services;
•intellectual property matters;
•business combinations involving BGC Group, Inc.; and
•competition between BGC Group, Inc.’s and Cantor’s other businesses.
Under the terms of the Corporate Conversion agreement, a portion of the BGC Group, Inc. Class B common stock that will be received by Cantor in the Corporate Conversion is subject to potential conversion into BGC Group, Inc. Class A common stock if BGC Group, Inc. does not issue shares of BGC Group, Inc. common stock with an aggregate value of at least $75,000,000 (with the value of each issuance calculated based on the closing market price of BGC Group, Inc. common stock on the date of issuance), after the closing of the Corporate Conversion and on or prior to the seventh anniversary of the closing of the Corporate Conversion, in connection with mergers, acquisitions and business combinations undertaken by BGC Group, Inc. or any of its subsidiaries. If BGC Group, Inc. does not issue at least such amount of shares in such circumstances during such seven-year period, then approximately 40.4 million shares of BGC Group, Inc. Class B common stock held by Cantor will be converted into an equivalent number of BGC Group, Inc. Class A common stock at the end of such seven-year period (provided that such number will be decreased to the extent that Cantor has sold or transferred any BGC Group, Inc. Class B common stock to a third party and converted such shares into BGC Group, Inc. Class A common stock during such seven-year period).
Delay in completing the Corporate Conversion Transactions could negatively impact the market price of shares of our Class A common stock and financial results of our business.
The completion of the Corporate Conversion Transactions is subject to certain closing conditions, including (i) the adoption of the Corporate Conversion Agreement by the requisite approval of our stockholders, (ii) the absence of any governmental injunction or order prohibiting the consummation of any merger or the other transactions contemplated by the Corporate Conversion Agreement, (iii) the BGC Group, Inc. Class A common stock issuable in connection with the Corporate Conversion Transactions having been approved for listing on the Nasdaq Global Select Market, subject to official notice of issuance, (iv) the effectiveness of the registration statement to be filed with the SEC on Form S-4 in connection with the Corporate Conversion Transactions, (v) the accuracy of each party’s respective representations and warranties, generally subject to a material adverse effect qualification, (vi) the performance by the parties of their respective obligations under the Corporate Conversion Agreement in all material respects, (vii) our receipt of a legal opinion as to the tax treatment of the Corporate Conversion Transactions, and (viii) Cantor’s receipt of a legal opinion as to the tax treatment of the Corporate Conversion Transactions. In addition, each of Cantor and us have the right to terminate the Corporate Conversion Agreement if certain tax legislation is proposed or enacted that, if implemented, could materially increase the taxes directly or indirectly borne by the partners of Cantor or BGC Holdings or our stockholders (including, without limitation, as a result of an increase in the corporate income tax rate or as a result of an increase in the dividend tax rate) if the Corporate Conversion Transactions were completed versus if they were not. Any of these factors or others could delay the completion of the Corporate Conversion which may in turn negatively affect our business and impact the market price of share of our Class A common stock if such delay is not promptly remedied.
RISKS RELATED TO OUR RELATIONSHIP WITH CANTOR AND ITS AFFILIATES
We are controlled by Cantor and Mr. Lutnick, who have potential conflicts of interest with us and may exercise their control in a way that favors their interests to our detriment.
Cantor, and Mr. Lutnick, indirectly through his control of Cantor, are each able to exercise control over our management and affairs and all matters requiring stockholder approval, including the election of our directors and determinations with respect to acquisitions and dispositions, as well as material expansions or contractions of our business, entry into new lines of businesses and borrowings and issuances of our Class A common stock and Class B common stock or other securities. This control is subject to the approval of our Audit Committee on those matters requiring such approval. Cantor’s voting power may also have the effect of delaying or preventing a change of control of us.
Cantor’s and Mr. Lutnick’s ability to exercise control over us could create or appear to create potential conflicts of interest. Conflicts of interest may arise between us and Cantor in a number of areas relating to our past and ongoing relationships, including:
•potential acquisitions and dispositions of businesses, mergers, joint ventures, investments or similar transactions;
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
•any loans to or from us or Cantor, or any financings or credit arrangements that relate to or depend on our relationship with Cantor or its relationship with us;
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
In addition, Cantor has from time to time in the past and may in the future consider possible strategic realignments of its own business and/or of the relationships that exist between and among Cantor and its other affiliates and us. Any related-party transaction or arrangement between Cantor and its other affiliates and us is subject to the prior approval by our Audit Committee, but generally does not otherwise require the separate approval of our stockholders, and if such stockholder approval is required, Cantor may retain sufficient voting power to provide any such requisite approval without the affirmative consent of the other stockholders. There is no assurance that such consolidation or restructuring would not result in a material expense or disruption to our business.
Moreover, the service of officers or partners of Cantor as our executive officers and directors, and those persons’ ownership interests in and payments from Cantor and its affiliates, SPACs and similar investments or other entities, could create conflicts of interest when we and those directors or executive officers are faced with decisions that could have different implications for us and Cantor. Our ability to retain our key employees and the ability of certain key employees to devote adequate time and attention to us are critical to the success of our business, and failure to do so may adversely affect our business, financial condition, results of operations and prospects.
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
In order to address potential conflicts of interest between Cantor and its representatives and us, our restated certificate of incorporation contains provisions regulating and defining the conduct of our affairs as they may involve Cantor and its representatives, and our powers, rights, duties and liabilities and those of our representatives in connection with our relationship with Cantor and its affiliates, officers, directors, general partners or employees. Our restated certificate of incorporation provides that no Cantor Company, as defined in our restated certificate of incorporation, or any of the representatives, as defined in our restated certificate of incorporation, of a Cantor Company will owe any fiduciary duty to, nor will any Cantor Company or any of their respective representatives be liable for breach of fiduciary duty to, us or any of our stockholders, including with respect to corporate opportunities. In addition, Cantor and its respective representatives have no duty to refrain from engaging in the same or similar activities or lines of business as us or doing business with any of our customers. The corporate opportunity policy that is included in our restated certificate of incorporation is designed to resolve potential conflicts of interest between us and Cantor and its representatives.
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
This policy, however, could make it easier for Cantor to compete with us. If Cantor competes with us, it could materially harm our business, financial condition, results of operations and prospects.
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
These related-party relationships may from time to time subject us to litigation. For example, a derivative action was filed the Delaware Chancery Court on October 5, 2018 alleging the Berkeley Point Acquisition and our investment in Real Estate L.P. (the “Berkeley Transaction”) were unfair to us. On August 19, 2022, the Court issued a post-trial memorandum opinion in favor of BGC, its directors, and controlling stockholders, ruling that the Berkeley Transaction was entirely fair to BGC’s stockholders with respect to both process and price. While the Company believes any appeal of the Court's final judgement would be without merit and will continue to defend the case vigorously, as in any litigated matter, the outcome cannot be determined with certainty.
We are controlled by Cantor, which in turn controls its wholly owned subsidiary, CF&Co, which has acted and may continue to act as our sales agent in our CEO program from time to time and provides us with additional investment banking services. In addition, other affiliates of Cantor may provide us with advice and services from time to time.
We are controlled by Cantor, which in turn controls its wholly owned subsidiary, CF&Co, which acts as our sales agent in our CEO program is entitled to receive fees in connection therewith. We may enter into similar agreements in the future.
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
RISKS RELATED TO OUR CLASS A COMMON STOCK
Purchasers of our Class A common stock, as well as existing stockholders, may experience significant dilution as a result of offerings of shares of our Class A common stock, which may occur from time to time through our CEO Program or otherwise, as well as other potential forms of employee share monetization, including issuance of shares to employees and partners which may be sold through broker transactions. Our management will have broad discretion as to the timing and amount of sales of our Class A common stock, as well as the application of the net proceeds of any such sales.
We have an effective registration statement on Form S-3 filed on March 8, 2021, with respect to the offer and sale of up to 300.0 million shares of BGC Class A common stock from time to time on a delayed or continuous basis pursuant to a CEO program. As we have done in the past, on August 12, 2022 we entered into a Controlled Equity OfferingSM sales agreement with CF&Co to assist us with partner and employee sales of shares of Class A common stock, which may occur from time to time, as well as other potential forms of employee share monetization including issuance of shares to employees and partners which may be sold through broker transactions. As of December 31, 2022, we have not issued any shares of BGC Class A common stock under the current CEO Program.
We have an effective registration statement on Form S-4 filed on September 3, 2010 (the “2010 Form S-4 Registration Statement”), with respect to the offer and sale of up to 20 million shares of BGC Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of December 31, 2022, we have issued an aggregate of 17.2 million shares of BGC Class A common stock under the 2010 Form S-4 Registration Statement. Additionally, on September 13, 2019, we filed a registration statement on Form S-4 (the “2019 Form S-4 Registration Statement”), with respect to the offer and sale of up to 20 million shares of BGC Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of December 31, 2022, we have not issued any shares of BGC Class A common stock under the 2019 Form S-4 Registration Statement. We also have an effective shelf Registration Statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of BGC Class A common stock under the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan. As of December 31, 2022, we have issued 0.8 million shares of BGC Class A common stock under the Dividend Reinvestment and Stock Purchase Plan. We have filed a number of registration statements on Form

S-8 pursuant to which we have registered the shares underlying our Equity Plan. As of December 31, 2022, there were 128.0 million shares remaining for sale under such registration statements.
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
Because we may use the net proceeds from future offerings of our Class A common stock, for general corporate purposes, which, among other things, may include repurchases of shares of our Class A common stock and purchases of BGC Holdings units or other equity interests in us or in our subsidiaries from Cantor, our executive officers, other employees, partners, and others, and/or to replace cash used to effect such repurchases and purchases, investors should be aware that such net proceeds may not be available for other corporate purposes, and that, depending upon the timing and prices of such repurchases of shares and purchases of units and of the sales of our shares in future offerings and the liquidity and depth of our market, we may sell a greater aggregate number of shares, at a lower average price per share in future offerings than the number of shares or units repurchased or purchased, thereby increasing the aggregate number of shares and units outstanding and potentially decreasing our EPS.
In the event that we sell our Class A common stock, we may use the net proceeds from any future offering, for general corporate purposes, which among other things, may include repurchases of shares of our Class A common stock and purchases of BGC Holdings units or other equity interests in us or in our subsidiaries, from Cantor, our executive officers, other employees, partners, and others, and/or to replace cash used to effect such repurchases and purchases. From January 1, 2022 to December 31, 2022, we repurchased an aggregate of 27.1 million shares of our Class A common stock at an aggregate purchase price of approximately $103.9 million, with a weighted-average repurchase price of $3.84 per share. During that period, we redeemed for cash an aggregate of 1.3 million limited partnership units at a weighted-average price of $3.87 per unit and an aggregate of 0.1 million founding/working partner units at a weighted-average price of $3.41 per unit. In the future, we may continue to repurchase shares of our Class A common stock and purchase partnership units from Cantor, our executive officers, other employees, partners, and others, and these repurchases and purchases may be significant.
While we believe that we can successfully manage our issuance and repurchase strategy, and that our share price may in fact increase as we increase the amount of cash available for dividends and share repurchases and unit purchases by paying an increasing portion of the compensation of our employees in the form of partnership units and restricted stock, gradually lowering our compensation expenses for purposes of Adjusted Earnings, and lowering our long-term effective tax rate for Adjusted Earnings, there can be no assurance that our strategy will be successful or that we can achieve any or all of such objectives.
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
ITEM 3.    LEGAL PROCEEDINGS
See Note 19—“Commitments, Contingencies and Guarantees” to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K and the section under the heading “Derivative Suit” included in Part I, Item 7 of this Annual Report on Form 10-K, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of our legal proceedings, which are incorporated by reference herein.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock is traded on the NASDAQ Global Select Market under the symbol “BGCP.” There is no public trading market for our Class B common stock, which is held by Cantor and CFGM.
As of February 27, 2023, there were 886 holders of record of our Class A common stock and two holders of record of our Class B common stock.
Capital Deployment Priorities, Dividend Policy and Repurchase and Redemption Program
BGC’s current capital allocation priorities are to use our liquidity to return capital to stockholders and to continue investing in its high growth Fenics businesses. BGC plans to prioritize share and unit repurchases over dividends and distributions. We have repurchased or redeemed 28.5 million shares or units during the year ended December 31, 2022.
Traditionally, our dividend policy provides that we expect to pay a quarterly cash dividend to our common stockholders based on our post-tax Adjusted Earnings per fully diluted share. Please see below for a detailed definition of post-tax Adjusted Earnings per fully diluted share.
Any dividends, if and when declared by our Board, will be paid on a quarterly basis. The dividend to our common stockholders is expected to be calculated based on a number of factors, including post-tax Adjusted Earnings allocated to us and generated over the fiscal quarter ending prior to the record date for the dividend. No assurance can be made, however, that a dividend will be paid each quarter. The declaration, payment, timing, and amount of any future dividends payable by us will be at the sole discretion of our Board. With respect to any distributions which are declared, amounts paid to or on behalf of partners will at least cover their related tax payments. Whether any given post-tax amount is equivalent to the amount received by a stockholder also on an after-tax basis depends upon stockholders’ and partners’ domiciles and tax status.
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
Stock and Unit Repurchase and Redemption Program and 2022 Activity
Our Board of Directors and our Audit Committee have authorized repurchases of our Class A common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners and others, including Cantor employees and partners. On August 3, 2021, our Board of Directors and Audit Committee increased the authorized repurchases of stock or units, including from Cantor employees and partners, to $400.0 million. Again, on November 4, 2022, the Board and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of December 31, 2022 we had approximately $376.4 million remaining under this authorization and may continue to actively make repurchases or purchases, or cease to make such repurchases or purchases, from time to time. We have not purchased shares in the open market in 2023 and have redeemed an immaterial amount of units in the normal course of business.
During the year ended December 31, 2022, we repurchased 27.1 million shares of our Class A common stock at an aggregate price of $103.9 million for a weighted-average price of $3.84 per share. During the year ended December 31, 2022, we redeemed 1.4 million limited partnership interests at an aggregate price of $5.2 million for a weighted-average price of $3.84 per unit.
During the fourth quarter of 2022, we repurchased 5.9 million shares of our Class A common stock at an aggregate price of $24.6 million for a weighted-average price of $4.14 per share. During the fourth quarter of 2022, we redeemed 99 thousand limited partnership interests at an aggregate price of $383 thousand for a weighted-average price of $3.88 per unit.

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

Following the Spin-Off, all historical prices for BGCP were restated using an adjustment factor based on the closing prices of BGCP and NMRK on November 18, 2018, with NMRK being the when-issued market for the additional shares of Newmark Group, Inc. Class A common stock that traded on Nasdaq from November 20, 2018 until November 30, 2018. This formula for calculating the adjustment factor was 1 – (NMRK Price on November 30, 2018 times the final Distribution Ratio)/(BGCP closing price on November 30, 2018). All historical BGCP prices have been multiplied by this factor to determine their adjusted historical prices as if BGC had owned only its former Financial Services segment during the entire 5-year period covered by the BGCP performance graph.
The performance graph below shows a comparison of the cumulative total stockholder return, on a net dividend reinvestment basis (other than the dividend that effected the Spin-Off), of $100 invested in shares of the Company (identified as “BGC Partners, Inc.”), and the effects of the restatement of historical prices on December 31, 2017, measured on December 31, 2018, December 31, 2019, December 31, 2020, December 31, 2021, and December 31, 2022. The Peer Group consists of Compagnie Financière Tradition SA and TP ICAP plc. The returns of the Peer Group have been weighted at the beginning of the period according to their U.S. dollar stock market capitalizations for purposes of arriving at a Peer Group average.

Total returns are shown on a “net dividend” basis, which reflects tax effects on dividend reinvestments from companies operating under certain U.K. and European tax jurisdictions, according to local tax laws.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among BGC Partners, Inc., the S&P 500 Index,
Russell 2000 Index, and Peer Group

$250
$200
$150
$100
$50
$0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
BGC Partners, Inc.
Russell 2000
S&P 500
Peer Group

Note: The above chart reflects $100 invested on 12/31/17 in stock or index, including reinvestment of dividends.

An alternate scenario that is not depicted in the above chart represents a hypothetical situation in which BGC Partners, Inc. stockholders re-invested the dividends they received from both companies (the “Alternate Scenario”). In the Alternate Scenario, the total BGC Partners, Inc. return on $100 would have resulted in approximately $59 from 12/31/2017 - 12/31/2022.
In addition to the foregoing five-year returns, the 10-year total returns on $100 calculated using the same methodology described above are as follows:
•The 10-year total return for BGC Partners, Inc. from 12/31/2012 through 12/31/2022 would have resulted in approximately $296.
•The 10-year total return for BGC Partners, Inc. under the Alternate Scenario would have resulted in approximately $360 from 12/31/2012 through 12/31/2022.
•In comparison, the 10-year total return for $100 invested in the Peer Group, Russell 2000 Index, and S&P 500 Index from 12/31/2012 through 12/31/2022 would have resulted in approximately in $135, $237, and $327, respectively.
Note: Peer group indices use beginning of period market capitalization weighting. The above graph was prepared by Zacks Investment Research, Inc. and used with its permission. All rights reserved. Copyright 1980-2023. Index data provided by Copyright Standard and Poor's Inc. and Copyright Russell Investments. Used with permission. All rights reserved. The Alternate Scenario above was calculated by S&P Global.
Certain Definitions
We use non-GAAP financial measures that differ from the most directly comparable measures calculated and presented in accordance with U.S. GAAP. Non-GAAP financial measures used by the Company include “Adjusted Earnings before noncontrolling interests and taxes”, which is used interchangeably with “pre-tax Adjusted Earnings”; “Post-tax Adjusted Earnings to fully diluted shareholders”, which is used interchangeably with “post-tax Adjusted Earnings”; “Adjusted EBITDA”; “Liquidity”, and "Constant Currency". The definitions of these terms are below.
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
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of BGC Partners’ financial condition and results of operations should be read together with BGC Partners' Consolidated Financial Statements and notes to those statements, as well as the cautionary statements relating to forward-looking statements included in this report. When used herein, the terms “BGC Partners,” “BGC,” the “Company,” “we,” “us” and “our” refer to BGC Partners, Inc., including consolidated subsidiaries.
The objective of this Management’s Discussion and Analysis is to allow investors to view the Company from management’s perspective, considering items that have had and could have a material impact on future operations. This discussion summarizes the significant factors affecting our results of operations and financial condition as of and during the years ended December 31, 2022, 2021, and 2020. This discussion is provided to increase the understanding of, and should be read in conjunction with, our Consolidated Financial Statements and the notes thereto included elsewhere in this report.
FORWARD-LOOKING CAUTIONARY STATEMENTS
Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:
•macroeconomic and other challenges and uncertainties resulting from the COVID-19 pandemic, Russia's Invasion of Ukraine, rising global interest rates, inflation and the Federal Reserve's responses thereto, including increasing interest rates, the strengthening U.S. dollar, changes in the U.S. and global economies and financial markets, including economic activity, employment levels, supply chain issues and market liquidity, and increasing energy costs, as well as the various actions taken in response to the challenges and uncertainties by governments, central banks and others, including us and consumer and corporate clients and customers;
•the impact of the COVID-19 pandemic, including possible successive waves or variants of the virus, the emergence of new viruses, the continued distribution of effective vaccines and governmental and public reactions thereto, the combined impact of the flu and other seasonal illnesses, and the impact of a return to office for our employees on our operations;
•market conditions, including rising interest rates, the strengthening U.S. dollar, trading volume, currency fluctuations and volatility in the demand for the products and services we provide, resulting from the effects of COVID-19 or otherwise, possible disruptions in trading, potential deterioration of equity and debt capital markets and cryptocurrency markets, the impact of significant changes in interest rates generally and on our ability to access the capital markets as needed or on reasonable terms and conditions;
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
•our relationships and transactions with Cantor and its affiliates, including CF&Co, and CCRE, our structure, including BGC Holdings, which is owned by us, Cantor, our employee partners and other partners, and the BGC OpCos, which are owned jointly by us and BGC Holdings, the timing and impact of any possible changes to our structure, including the Corporate Conversion, any related transactions, conflicts of interest or litigation, including with respect to executive compensation matters, any impact of Cantor’s results on our credit ratings and associated outlooks, any loans to or from us or Cantor, BGC Holdings, or the BGC OpCos, including the balances and interest rates thereof from time to time and any convertible or equity features of any such loans, CF&Co’s acting as our sales agent or underwriter under our CEO Program or other offerings, Cantor’s holdings of the Company’s Debt Securities, CF&Co’s acting as a market maker in the Company’s Debt Securities, CF&Co’s acting as our financial advisor in connection with potential acquisitions, dispositions, or other transactions, and our participation in various investments, stock loans or cash management vehicles placed by or recommended by CF&Co;
•the structural, financial, tax, employee retention and other impacts of our expected Corporate Conversion;

•the integration of acquired businesses and their operations and back office functions with our other businesses;
•the effect on our businesses of any extraordinary transactions, including the Corporate Conversion, the timing and terms of any such transaction, including potential dilution, taxes, costs, and other impacts, and our ability to complete such transaction on our anticipated schedule;
•the rebranding of our current businesses or risks related to any potential dispositions of all or any portion of our existing or acquired businesses;
•market volatility as a result of the effects of rising interest rates, the strengthening U.S. dollar, global inflation rates, potential economic downturns, including recessions, and similar effects, which may not be predictable in future periods;
•economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including the impact of COVID-19 on the global markets and governmental responses, and restrictions on business and commercial activity, uncertainty regarding the consequences of Brexit following the withdrawal process, including potential reduction in investment in the U.K., and the pursuit of trade, border control or other related policies by the U.S. and/or other countries (including U.S.-China trade relations), recent economic and political volatility in the U.K., rising political and other tensions between the U.S. and China, political and labor unrest in Hong Kong, China and other jurisdictions, conflict in the Middle East, Russia, Ukraine or other jurisdictions, the impact of U.S. government shutdowns, elections, political unrest, boycotts, stalemates or other social and political responses to governmental mandates and other restrictions related to COVID-19 in the U.S. or abroad, and the impact of terrorist acts, acts of war or other violence or political unrest, as well as natural disasters or weather-related or similar events, including hurricanes and heat waves, as well as power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services and the impacts of pandemics and other international health emergencies;
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
•our dependence upon our key employees, our ability to build out successful succession plans, the impact of absence due to illness or leave of certain key executive officers or employees and our ability to attract, retain, motivate and integrate new employees, as well as the competing demands on the time of certain of our executive officers who also provide services to Cantor, Newmark and various other ventures and investments sponsored by Cantor;
•the effect on our businesses of changes in interest rates, changes in benchmarks, including the transition away from LIBOR, the transition to alternative benchmarks such as SOFR, the effect on our business and revenues of the strengthening U.S. dollar, rising interest rates and market uncertainty, the level of worldwide governmental debt issuances, austerity programs, government stimulus packages, increases and decreases in the federal funds interest rate and other actions to moderate inflation, increases or decreases in deficits and the impact of increased government tax rates, and other changes to monetary policy, and potential political impasses or regulatory requirements, including increased capital requirements for banks and other institutions or changes in legislation, regulations and priorities;
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
•certain financial risks, including the possibility of future losses, indemnification obligations, assumed liabilities, reduced cash flows from operations, increased leverage, reduced availability under our credit agreements, and the need for short- or long-term borrowings, including from Cantor, our ability to refinance our indebtedness, and changes to interest rates and liquidity or our access to other sources of cash relating to acquisitions, dispositions, or other matters, potential liquidity and other risks relating to our ability to maintain continued access to credit and availability of financing necessary to support our ongoing business needs, on terms acceptable to us, if at all, and risks associated with the resulting leverage, including potentially causing a reduction in our credit ratings and the associated outlooks and increased borrowing costs as well as interest rate and foreign currency exchange rate fluctuations;
•risks associated with the temporary or longer-term investment of our available cash, including in the BGC OpCos, defaults or impairments on our investments, joint venture interests, stock loans or cash management vehicles and collectability of loan balances owed to us by partners, employees, the BGC OpCos or others;
•our ability to enter new markets or develop new products, offerings, trading desks, marketplaces, or services for existing or new clients, including our ability to develop new Fenics platforms and products, to successfully launch our FMX initiative and to attract investors thereto, the risks inherent in operating our cryptocurrency business and in safekeeping cryptocurrency assets, and efforts to convert certain existing products to a Fully Electronic trade execution, and to induce such clients to use these products, trading desks, marketplaces, or services and to secure and maintain market share;
•the impact of any restructuring or similar transactions, including the Corporate Conversion, on our ability to enter into marketing and strategic alliances and business combinations, attract investors or partners or engage in other transactions in the financial services and other industries, including acquisitions, tender offers, dispositions, reorganizations, partnering opportunities and joint ventures, the failure to realize the anticipated benefits of any such transactions, relationships or growth, and the future impact of any such transactions, relationships or growth on our other businesses and our financial results for current or future periods, the integration of any completed acquisitions and the use of proceeds of any completed dispositions, the impact of amendments and/or terminations of strategic arrangements, and the value of and any hedging entered into in connection with consideration received or to be received in connection with such dispositions and any transfers thereof;
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
•our ability to expand the use of technology and maintain access to the intellectual property of others for Hybrid and Fully Electronic trade execution in our product and service offerings, and otherwise;
•our ability to effectively manage any growth that may be achieved, including outside the U.S., while ensuring compliance with all applicable financial reporting, internal control, legal compliance, and regulatory requirements;
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
•the impact of reductions to our dividends and distributions and the timing and amounts of any future dividends or distributions, including our ability to meet expectations with respect to payments of dividends and distributions and repurchases of shares of our Class A common stock and purchases or redemptions of limited partnership interests in BGC Holdings, or other equity interests in us or any of our other subsidiaries, including the BGC OpCos, including from Cantor, our executive officers, other employees, partners, and others, and the net proceeds to be realized by us from offerings of shares of BGC Class A common stock and Company Debt Securities, and our ability to pay any excise tax that may be imposed on the repurchase of shares; and
•the effect on the markets for and trading prices of our Class A common stock and Company Debt Securities due to COVID-19 and other market factors as well as on various offerings and other transactions, including offerings of our Class A common stock and convertible or exchangeable debt or other securities, our repurchases of shares of our Class A common stock and purchases or redemptions of BGC Holdings limited partnership interests or other equity interests in us or in our subsidiaries, any exchanges by Cantor of shares of our Class A common stock for shares of our Class B common stock, any exchanges or redemptions of limited partnership units and issuances of shares of our Class A common stock in connection therewith, including in corporate or partnership restructurings, our payment of dividends on our Class A common stock and distributions on limited partnership interests in BGC Holdings and the BGC OpCos, convertible arbitrage, hedging, and other transactions engaged in by us or holders of our outstanding shares, Company Debt Securities or other securities, share sales and stock pledge, stock loans, and other financing transactions by holders of our shares (including by Cantor or others), including of shares acquired pursuant to our employee benefit plans, unit exchanges and redemptions, corporate or partnership restructurings, acquisitions, conversions of shares of our Class B common stock and our other convertible securities into shares of our Class A common stock, and distributions of our Class A common stock by Cantor to its partners, including the April 2008 and February 2012 distribution rights shares.
The foregoing risks and uncertainties, as well as those risks and uncertainties discussed under the headings “Item 1A—Risk Factors,” and “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this Form 10-K, may cause actual results and events to differ materially from the forward-looking statements.
OVERVIEW AND BUSINESS ENVIRONMENT
BGC is a leading global financial brokerage and technology company servicing the global financial markets.
Through brands including BGC®, Fenics®, GFI®, Sunrise Brokers™, Poten & Partners®, and RP Martin®, among others, our businesses specialize in the brokerage of a broad range of products, including fixed income such as government bonds, corporate bonds, and other debt instruments, as well as related interest rate derivatives and credit derivatives. Additionally, we provide brokerage products across FX, Equities, Energy and Commodities, Shipping, and Futures and Options. Our businesses also provide a wide variety of services, including trade execution, connectivity solutions, brokerage services, clearing, trade compression, and other post-trade services, information, and other back-office services to a broad assortment of financial and non-financial institutions.
Our integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use our Voice, Hybrid, or, in many markets, Fully Electronic brokerage services in connection with transactions executed either OTC or through an exchange. Through our Fenics® group of electronic brands, we offer a number of market infrastructure and connectivity services, including our Fully Electronic marketplaces, and the Fully

Electronic brokerage of certain products that also may trade via our Voice and Hybrid execution platforms. The full suite of Fenics® offerings includes our Fully Electronic and Hybrid brokerage, market data and related information services, trade compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions. Fenics® brands also operate under the names Fenics®, FMX™, FMX Futures Exchange™, Fenics Markets Xchange™, Fenics Futures Exchange™, Fenics UST™, Fenics FX™, Fenics Repo™, Fenics Direct™, Fenics MID™, Fenics Market Data™, Fenics GO™, Fenics PortfolioMatch™, kACE2®, and Lucera®.
BGC, BGC Partners, BGC Trader, GFI, GFI Ginga, CreditMatch, Fenics, Fenics.com, FMX, Sunrise Brokers, Poten & Partners, RP Martin, kACE2, Capitalab, Swaptioniser, CBID, and Lucera are trademarks/service marks, and/or registered trademarks/service marks of BGC Partners, Inc. and/or its affiliates.
Our customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, and investment firms. We have dozens of offices globally in major markets including New York and London, as well as in Bahrain, Beijing, Bogotá, Brisbane, Cape Town, Chicago, Copenhagen, Dubai, Dublin, Frankfurt, Geneva, Hong Kong, Houston, Johannesburg, Madrid, Manila, Melbourne, Mexico City, Miami, Milan, Monaco, Nyon, Paris, Perth, Rio de Janeiro, Santiago, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tel Aviv, Tokyo, Toronto, and Zurich.
As of December 31, 2022, we had 1,985 brokers, salespeople, managers, technology professionals and other front-office personnel across our businesses.
Recent Developments / Strengthening U.S. Dollar
The Company generates a significant amount of its revenues in non-U.S. dollar denominated currencies, particularly in the euro and pound sterling. The U.S. dollar remained at strong levels against both the euro and pound sterling, which were approximately 11% and 13% lower, respectively, for the quarter ended December 31, 2022 as compared to the quarter ended December 31, 2021. The Company's total revenue for the quarter would have been $13.7 million higher, but for the stronger U.S. dollar. The stronger U.S. dollar is expected to be less impactful on reported revenue throughout 2023.
Recent Developments / Tax Policy Changes
On August 16, 2022, the Inflation Reduction Act of 2022 was signed into federal law. The IR Act provides for, among other things, a new corporate alternative minimum tax based on 15% of adjusted financial statement income for applicable corporations. The IR Act also provides for a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself and not its stockholders from which the shares are repurchased. In addition, certain exceptions apply to the excise tax. These tax provisions of the IR Act are effective January 1, 2023. We continue to analyze the impacts of the IR Act and related regulatory developments; however, it is not expected to have a material impact on our financial statements in future periods.
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
Fenics Growth Platforms revenue grew 7.6% to $14.8 million in the fourth quarter of 2022. Collectively, our newer Fenics Growth Platform offerings, such as those listed above, are not yet fully up to scale, but continue to grow at a leading rate. Over time, we expect these new products and services to become profitable, high-margin businesses as their scale and revenues increase, all else equal.
We continue to invest in our Fenics Growth Platforms, which currently include:
•Fenics UST, one of the largest CLOB platforms for U.S. Treasuries, saw CLOB market share increase by nearly 200 basis points during the fourth quarter on ADV of approximately $30 billion. Fenics UST's streaming volume grew for the seventh consecutive quarter, with streaming ADV doubling compared to the fourth quarter a year ago. Streaming earns significantly higher fee capture and represented over 40% of total volume in the fourth quarter, an all-time high.
•Lucera, our infrastructure and software business, offers the trading community direct connectivity to each other. Lucera has a fully built, scalable infrastructure that provides clients electronic trading connectivity with their counterparties within days, as opposed to months, and at a significantly lower cost. Lucera is comprised of two main business lines, LUMEMarkets and LuceraConnect. LUMEMarkets is our low latency aggregator, providing a single access point across multiple fragmented marketplaces and exchanges (FX, Rates, Futures and Credit markets). LuceraConnect provides on-demand connectivity to over one thousand endpoints across buy-side clients, trading firms, marketplaces, and exchanges. LuceraConnect has quickly become the industry standard for the FX market and is rapidly expanding in other asset classes. Lucera launched its cryptocurrency infrastructure business in the third quarter of 2021, offering clients access to cryptocurrency trading venues through LuceraConnect, leveraging its leading connectivity to exchanges, trading platforms, and custodians. Additionally, LUMEMarkets provides an aggregated view of prices from multiple cryptocurrency venues. Lucera’s cryptocurrency solution is focused on providing clients with world-class infrastructure that offers fully compliant workflows. Lucera also supports the distribution of Fenics trading platforms, including Fenics UST, Fenics FX and Fenics MIDFX. Lucera had another record quarter, generating strong double-digit revenue growth of 19% versus last year. Lucera added new clients across both its LUMEMarkets platform and Compute hosting service and continues to grow its pipeline.
•Fenics GO, our global options electronic trading platform, saw strong volume growth across its Asian and European businesses. HSCEI and KOSPI volumes were up over 470% and approximately 150% respectively, while Euro Stoxx 50 volumes were up over 400%. Fenics GO's newer MSCI index options offerings ranked first across five of fifteen MSCI Asian indices at Eurex, the largest clearer of these products.
•Fenics FX, our ultra-low latency electronic FX trading platform, generated volume growth of 22%. Fenics FX had another record quarter and has grown at a market leading rate throughout 2022.
•Portfolio Match, our credit matching platform, grew ADV over three-fold, capturing market share. Portfolio Match was launched in 2021 and has become one of the fastest growing businesses across the Fenics ecosystem.
Fenics Markets revenue grew 7.4% to $94.1 million in the fourth quarter of 2022 compared to the prior year period.
Fenics Markets notable highlights for the fourth quarter of 2022 include:

•Fenics Market Data signed 48 new contracts during the fourth quarter and grew revenue 20% year-over-year. With market leading client retention rates, Fenics Market Data continues to see strong demand for its Rates, FX, and Energy data packages.
•Fenics Direct, our web-delivered multi-dealer FX options platform, generated ADV growth of 22% in the quarter.
•Fenics MIDFX, our leading wholesale FX hedging platform, continued to see strong growth across its Asian NDF business with ADV improving by 83%.
Revenues in our Fenics businesses increased 7.4% to $108.9 million in the fourth quarter and 12.0% to $449.4 million for the year ended December 31, 2022 compared to the prior year period. Within our Fenics businesses, Fenics Markets revenue grew 7.4% to $94.1 million, and Fenics Growth Platforms revenue increased 7.6% to $14.8 million. Fenics Markets had a pre-tax margin of 30.6% in the fourth quarter of 2022.
Fenics has generated strong growth through the first 35 trading days of 2023 with revenue up 11% over the same period last year. This strong electronic momentum has been driven by Rates, Credit, Foreign Exchange, Data and Software. Fenics Markets revenue was up 10%. This growth reflects the strength of our comprehensive Fenics offerings that provide access to the deepest wholesale liquidity pools using state-of-the-art technology. Fenics Growth Platforms revenue was up 22%. This growth has been led by our broad range of Fully Electronic platforms such as Fenics UST, Lucera, Fenics GO and Portfolio Match.
Total revenues from our high-margin data, software, and post-trade business, which is predominately comprised of recurring revenue, were up 3.8% to $25.1 million in the fourth quarter of 2022 and 7.1% to $96.4 million for the year ended December 31, 2022 over the prior year period. Fenics brokerage revenues increased by 8.6% to $83.8 million in the fourth quarter of 2022 and 13.4% to $352.9 million for the year ended December 31, 2022 over the prior year period. Fenics represented 25.0% of BGC's overall revenue in the fourth quarter and is expected to become an ever larger part of our overall business going forward. We continue to analyze how to optimally configure our Voice/Hybrid and Fully Electronic businesses. further, we continue to navigate the volatile interest rate environment experienced over the last year and the impact of high interest rates on our trading volumes and spreads.
FMX
FMX, our electronic U.S. Treasury and Rates futures platform, is expected to complete all regulatory filings and submissions by the end of the first quarter. We remain on track for a soft launch of our futures platform and we expect to announce its strategic investors prior to the launch.
The FMX partnership brings together LCH, the largest holder of interest rate collateral, strategic investors, representing the largest users of U.S. interest rate products, and Fenics' industry-leading technology and distribution, creating enormous value for BGC as it competes in the world's most valuable futures markets.
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
Corporate Conversion
We expect to file a Form S-4 Registration Statement in connection with the Corporate Conversion in the second quarter of 2023. We also expect to provide additional information with respect to our expected tax rates going forward as soon as practicable.

On November 15, 2022, BGC Partners, Inc. and BGC Holdings, along with certain other affiliated entities, entered into a Corporate Conversion Agreement in order to reorganize and simplify BGC's organizational structure by converting from an Up-C to a “Full C-Corporation.” Upon completion of the Corporate Conversion Transactions, the stockholders of BGC Partners and the limited partners of BGC Holdings will participate in the economics of the BGC businesses through the same publicly traded corporate entity, BGC Group, Inc. By simplifying the organizational structure, the Corporate Conversion Transactions are intended to improve transparency and reduce operational complexity.
The Corporate Conversion Agreement has been approved by BGC's Board of Directors, at the unanimous recommendation of the Joint Committee.
In the first quarter of 2023, BGC received preliminary approvals from various U.S. and international regulatory authorities relating to the Corporate Conversion Transactions. BGC continues to seek regulatory approvals where required. Following receipt of such approvals, and subject to other customary closing conditions, including approval of BGC's shareholders, which are expected to be satisfied, the Company expects to close the Corporate Conversion in the third quarter of 2023.
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
Other Matters
In February 2022, the U.S., U.K., EU, and other countries imposed sanctions on Russian counterparties, and as a result BGC has ceased trading with those clients. The Company derived less than one percent of total revenue from its Moscow branch and sanctioned Russian counterparties. During the year ended December 31, 2022, the Company has reserved $11.4 million in connection with unsettled trades and receivables with sanctioned Russian entities.
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
In December of 2022, our brokerage revenue grew 7%. The momentum has continued into 2023 with revenue up 8% for the first 35 trading days of the first quarter of 2023. This growth is consistent with our previously reported expectation for strong growth to return in 2023. We have seen revenue growth across all of our asset classes with Rates, Foreign Exchange and Credit increasing by 6%, 6% and 4%, respectively. Additionally, Energy and Commodities has increased by 15% and Equities is up by 14%.
Manufactured zero and near-zero interest rates over the last fourteen years has caused the break down and disappearance of the historic correlation between issuance and trading volume growth. With meaningful interest rates and issuance that is multiples above 2008 levels, we believe the return of this strong positive correlation will drive our trading volumes significantly higher. This has set the stage for broad-based growth across BGC's businesses and asset classes. We expect continued growth throughout 2023 and for the foreseeable future.
Brexit
On January 1, 2021, the U.K. formally left the EU and U.K.-EU trade became subject to a new agreement that was concluded in December of 2020. The exit from the EU is commonly referred to as Brexit. Financial services fall outside of the scope of this trade agreement. At the time the relationship was expected to be determined by a series of “equivalence decisions,” each of which would grant mutual market access for a limited subset of financial services where either party finds the other party has a regulatory regime that achieves similar outcomes to its own. In March 2021, the U.K. and EU agreed a Memorandum of Understanding on Financial Services Regulatory Cooperation which creates a structure for dialogue but does not include commitments on equivalence.
In light of ongoing uncertainties, market participants are still adjusting the way in which they conduct business between the U.K. and EU. The impact of Brexit on the U.K.-EU flow of financial services and economies of the U.K. and the EU member states continues to evolve.
We implemented plans to ensure continuity of service in Europe and continue to have regulated offices in place in many of the major European markets. As part of our ongoing Brexit strategy, ownership of BGC Madrid, Copenhagen and Frankfurt & GFI Paris, Madrid and Dublin branches was transferred to Aurel BGC SAS (a French-based operation and therefore based in the EU) in July 2020. We have been generally increasing our footprint in the EU which includes the establishment of a new branch office of Aurel BGC SAS in Milan and a new office in Monaco under a new local Monaco subsidiary.
Regardless of these and other mitigating measures, our European headquarters and largest operations are in London, and market access risks and uncertainties have had and could continue to have a material adverse effect on our customers, counterparties, business, prospects, financial condition and results of operations. Furthermore, in the future the U.K. and EU’s regulation may diverge, which could disrupt and increase the costs of our operations, and result in a loss of existing levels of cross-border market access.

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
Management continues to expect a robust macro trading environment in 2023, leading to broad-based growth in most products BGC brokers. This improved backdrop is expected to support both BGC's Fenics and Voice / Hybrid businesses for the foreseeable future.
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
For the year ended December 31, 2022, industry volumes were higher year-over-year across short-term Rates, Foreign Exchange, and Equities, particularly equity derivatives. Secondary trading volumes were mixed across Credit and generally lower across medium- and long-term Rates. Energy and Commodities volumes were generally down due to ongoing challenges in oil and UK and European power markets. BGC’s brokerage revenues, excluding Insurance, were down by 2.6% year-on-year. Below is an expanded discussion of the volume and growth drivers of our various brokerage product categories.

Rates Volumes and Volatility
Our Rates business is influenced by a number of factors, including global sovereign issuances, interest rate, central bank policies, secondary trading and the hedging of these sovereign debt instruments. The amount of global sovereign debt outstanding remains at historically high levels; the level of secondary trading and related hedging activity was mixed during 2022, compared to the prior year period. According to Bloomberg and the Federal Reserve Bank of New York, the average daily volume of U.S. Treasuries with maturities less than three years was up 14%, while volumes for maturities six years and greater decreased by 11%. IRS volumes traded on SEF were down 39% compared to 2021, according to Clarus. In comparison, our overall Rates revenues were down 1.6% as compared to a year earlier to $549.5 million.
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
Overall, analysts and economists expect the absolute level of sovereign debt outstanding to remain at elevated levels for the foreseeable future as governments finance their future deficits and roll over their sizable existing debt. Additionally, yields on benchmark U.S. Treasuries exhibited volatility during the fourth quarter of 2022 on rising interest rates, inflation concerns and quantitative tightening by central banks. The tapering and/or unwinding of asset purchases by central banks, interest rate hikes, along with elevated levels of government debt issuance, are expected to provide tailwinds to our Rates business.
FX Volumes and Volatility
Global FX volumes were higher during 2022. Volumes for CME FX futures and options and CME EBS spot FX were up 24%, and 7%, respectively, and Refinitiv was up 2%. In comparison, revenue from our Fenics FX platforms increased 39%, while our overall FX revenues decreased by 0.5% to $299.7 million.
Equities Volumes
Global equity volumes were generally higher during 2022. According to SIFMA and the OCC, the average daily volumes of U.S. cash equities and U.S. options were up 4% and 15%, respectively, as compared to a year earlier. Over the same timeframe, Eurex average daily volumes of equity derivatives were up 12%, while Euronext equity derivative index volumes were up 19%. BGC’s equity business primarily consists of equity derivatives, particularly European equity derivatives. Our overall revenues from Equities decreased by 5.3% to $234.5 million.
Credit Volumes
Our Credit business is impacted by the level of global corporate bond issuance and the direction of interest rates. Global credit derivative market turnover has declined over the last few years due to the introduction of rules and regulations around the clearing of credit derivatives in the U.S. and elsewhere, along with non-uniform regulation across different geographies. In addition, many of our large bank customers continue to reduce their inventory of bonds and other credit products in order to comply with Basel III and other international financial regulations. Credit volumes were mixed during 2022. Primary dealer average daily volume for U.S. Investment Grade was up 8% and U.S. High Yield was down by 6% according to Bloomberg and the Federal Reserve Bank of New York. In comparison, our overall Credit revenues decreased by 5.6% to $271.4 million.
Energy and Commodities Volumes
Energy and commodities volumes were generally down during 2022 compared with the year earlier. CME and ICE energy futures and options volumes were down 7% and 3%, respectively, as higher prices and volatility weighed on certain energy products. In comparison, BGC’s energy and commodities revenues decreased by 1.6% to $291.7 million.
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
We offer our brokerage services in five broad product categories: Rates, FX, Credit, Energy and commodities, and Equities classes. We previously offered Insurance brokerage services; however, we sold our Insurance brokerage business to The Ardonagh Group on November 1, 2021. The chart below details brokerage revenues by product category and by Voice/Hybrid versus Fully Electronic (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Brokerage revenue by product:
Rates	$549,503	$558,507	$544,094
FX	299,721	301,328	315,253
Energy and commodities	291,665	296,458	292,641
Credit	271,419	287,608	329,904
Equities	234,493	247,673	254,702
Insurance	—	178,087	182,707
Total brokerage revenues	$1,646,801	$1,869,661	$1,919,301
Brokerage revenue by product (percentage):
Rates	33.4%	29.9%	28.3%
FX	18.2	16.1	16.4
Energy and commodities	17.7	15.9	15.2
Credit	16.5	15.4	17.2
Equities	14.2	13.2	13.3
Insurance	—	9.5	9.6
Total brokerage revenues	100.0%	100.0%	100.0%
Brokerage revenue by type:
Voice/Hybrid	$1,293,929	$1,558,503	$1,682,521
Fully Electronic	352,872	311,158	236,780
Total brokerage revenues	$1,646,801	$1,869,661	$1,919,301
Brokerage revenue by type (percentage):
Voice/Hybrid	78.6%	83.4%	87.7%
Fully Electronic	21.4	16.6	12.3
Total brokerage revenues	100.0%	100.0%	100.0%
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
In addition, we also enter into deferred compensation agreements with employees providing services to us. The costs associated with such plans are generally amortized over the period in which they vest. See Note 18—“Compensation” to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for more information.
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
Other Income (Losses), Net
Gain (Loss) on Divestiture and Sale of Investments
Gain (loss) on divestiture and sale of investments represents the gain or loss we recognize for the divestiture or sale of our investments.
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
Provision (Benefit) for Income Taxes
We incur income tax expenses or benefit based on the location, legal structure and jurisdictional taxing authorities of each of our subsidiaries. Certain of the Company’s entities are taxed as U.S. partnerships and are subject to the UBT in New York City. U.S. federal and state income tax liability or benefit related to the partnership income or loss, with the exception of UBT, rests with the partners (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” in Part II, Item 8 of this Annual Report on Form 10-K for discussion of partnership interests), rather than the partnership entity. The Company’s consolidated financial statements include U.S. federal, state and local income taxes on the Company’s allocable share of the U.S. results of operations. Outside of the U.S., we operate principally through subsidiary corporations subject to local income taxes.
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
Our average revenue per front-office employee has historically declined year-over-year for the period immediately following significant headcount increases, and the additional brokers and salespeople generally achieve significantly higher productivity levels in their second or third year with the Company. As of December 31, 2022, our front-office headcount was 1,985 brokers, salespeople, managers, technology professionals and other front-office personnel, down 6.0% from 2,100 a year ago. Compared to the prior year, average revenue per front-office employee for the year ended December 31, 2022 increased by 6.1% to $861 thousand from $811 thousand compared to the prior period.
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
Since 2020, our acquisitions have included Algomi and the Futures Exchange Group.
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

FINANCIAL HIGHLIGHTS
Full year 2022 compared to full year 2021:
Income from operations before income taxes was $97.5 million compared to $176.5 million in the prior year period.
Total revenues decreased $220.1 million, or 10.9%, to $1,795.3 million. This decrease was largely as a result of the sale of the Insurance brokerage business during the fourth quarter of 2021, which generated $178.3 million in revenues in the prior year period. Brokerage revenues, excluding the Insurance brokerage business, decreased $44.8 million, or 2.6%, to $1,646.8 million, which was driven by a decrease across all products.
Total expenses decreased $461.1 million, or 21.2%, to $1,717.1 million compared to the prior year period, primarily due to a $423.3 million decrease in total compensation expenses, primarily driven by the sale of the Insurance business during the fourth quarter of 2021, which included one-off compensation charges and sale-related expenses totaling $168.6 million. The $37.8 million decrease in non-compensation expenses was primarily driven by lower occupancy and equipment expense primarily due to the sale of the Insurance brokerage business, lower interest expense due to the repayment in full of the 5.125% Senior Notes on May 27, 2021, as well as lower communications expense, and lower commissions and floor brokerage expense which was primarily due to lower revenues. These expense reductions were partially offset by higher selling and promotion charges, as COVID-19 restrictions have relaxed across many of the major geographies in which we operate, as well as an increase in other expenses which was primarily driven by reserves recorded in the year ended December 31, 2022 for potential losses associated with Russia's Invasion of Ukraine, and an increase in settlements and other provisions.
Total other income (losses), net decreased $320.1 million, or 94.3%, to $19.3 compared to the prior year period, primarily related to a $312.9 million gain on the sale of the Insurance brokerage business in the fourth quarter of 2021, a decrease related to mark-to-market movements on other assets, and a decrease related to income from other recoveries, partially offset by an increase related to gains on equity method investments.

RESULTS OF OPERATIONS
The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Year Ended December 31,
	2022		2021		2020
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$1,281,294	71.4%	$1,541,900	76.5%	$1,567,668	76.2%
Principal transactions	365,507	20.3	327,761	16.3	351,633	17.1
Total brokerage revenues	1,646,801	91.7	1,869,661	92.8	1,919,301	93.3
Fees from related parties	14,734	0.8	14,856	0.7	25,754	1.3
Data, software and post-trade	96,389	5.4	89,963	4.5	81,920	4.0
Interest and dividend income	21,007	1.2	21,977	1.1	12,332	0.6
Other revenues	16,371	0.9	18,907	0.9	17,454	0.8
Total revenues	1,795,302	100.0	2,015,364	100.0	2,056,761	100.0
Expenses:
Compensation and employee benefits	853,165	47.5	1,271,340	63.1	1,132,557	55.1
Equity-based compensation and allocations of net income to limited partnership units and FPUs¹	251,071	14.0	256,164	12.7	183,545	8.9
Total compensation and employee benefits	1,104,236	61.5	1,527,504	75.8	1,316,102	64.0
Occupancy and equipment	157,491	8.8	188,322	9.3	192,837	9.4
Fees to related parties	25,662	1.4	24,030	1.2	23,618	1.1
Professional and consulting fees	68,775	3.8	67,884	3.4	74,072	3.6
Communications	108,096	6.0	117,502	5.8	121,646	5.9
Selling and promotion	49,215	2.7	38,048	1.9	38,234	1.9
Commissions and floor brokerage	58,277	3.3	64,708	3.2	59,376	2.9
Interest expense	57,932	3.2	69,329	3.5	76,607	3.7
Other expenses	87,431	4.9	80,888	4.0	89,045	4.3
Total expenses	1,717,115	95.6	2,178,215	108.1	1,991,537	96.8
Other income (losses), net:
Gains (losses) on divestitures and sale of investments	(1,029)	(0.1)	312,941	15.5	394	0.0
Gains (losses) on equity method investments	10,920	0.7	6,706	0.3	5,023	0.2
Other income (loss)	9,373	0.5	19,705	1.0	1,580	0.1
Total other income (losses), net	19,264	1.1	339,352	16.8	6,997	0.3
Income (loss) from operations before income taxes	97,451	5.5	176,501	8.7	72,221	3.5
Provision (benefit) for income taxes	38,584	2.2	23,013	1.1	21,303	1.0
Consolidated net income (loss)	$58,867	3.3%	$153,488	7.6%	$50,918	2.5%
Less: Net income (loss) operations attributable to noncontrolling interest in subsidiaries	10,155	0.6	29,481	1.4	5,856	0.3
Net income (loss) available to common stockholders	$48,712	2.7%	$124,007	6.2%	$45,062	2.2%
________________________
1The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Year Ended December 31,
	2022		2021		2020
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and grants of exchangeability	$147,480	8.2%	$128,107	6.4%	$84,966	4.1%
Allocations of net income	13,298	0.8	34,335	1.7	14,006	0.7
LPU amortization	73,734	4.1	78,596	3.9	74,282	3.6
RSU amortization	16,559	0.9	15,126	0.7	10,291	0.5
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$251,071	14.0%	$256,164	12.7%	$183,545	8.9%
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Revenues
Brokerage Revenues
Total brokerage revenues decreased by $222.9 million, or 11.9%, to $1,646.8 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to the sale of the Insurance brokerage business during the fourth quarter of 2021, and FX headwinds. Commission revenues decreased by $260.6 million, or 16.9%, to $1,281.3 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. Principal transactions revenues increased by $37.7 million, or 11.5%, to $365.5 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021.
We had no brokerage revenues from Insurance in the year ended December 31, 2022 as a result of the sale during the fourth quarter of 2021, compared to $178.1 million for the year ended December 31, 2021.
Our Credit revenues decreased by $16.2 million, or 5.6%, to $271.4 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. This was primarily driven by lower activity across structured products and FX headwinds.
Our brokerage revenues from Equities decreased by $13.2 million, or 5.3%, to $234.5 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily driven by FX headwinds and lower volumes due to market volatility in the year ended December 31, 2022.
Our brokerage revenues from Rates decreased by $9.0 million, or 1.6%, to $549.5 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The decrease in Rates revenue was primarily driven by FX headwinds, challenging market conditions across medium-term Rates products and lower market volumes.
Our brokerage revenues from Energy and commodities decreased by $4.8 million, or 1.6%, to $291.7 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021, which was primarily led by lower volumes across global oil trading as higher prices and volatility weighed on certain energy products, such as gas, oil, and base metals.
Our FX revenues decreased by $1.6 million, or 0.5%, to $299.7 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021.
Fees from Related Parties
Fees from related parties decreased by $0.1 million, or 0.8% to $14.7 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021.
Data, Software and Post-Trade
Data, software and post-trade revenues increased by $6.4 million, or 7.1%, to $96.4 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This increase was primarily driven by new business contracts in Fenics Market Data and Lucera expanding its client base, partially offset by a decrease in revenues from post-trade services.

Interest and Dividend Income
Interest and dividend income decreased by $1.0 million, or 4.4%, to $21.0 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This decrease was primarily driven by a decrease in dividend income and lower interest income earned on employee loans, partially offset by an increase in interest income on government bonds and bank deposits driven by higher interest rates.
Other Revenues
Other revenues decreased by $2.5 million, or 13.4% to $16.4 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This was primarily driven by a decrease in revenues from underwriting fees and placement fees, partially offset by an increase in consulting income for Poten & Partners.
Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense decreased by $418.2 million, or 32.9%, to $853.2 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The primary driver of the decrease was due to the sale of the Insurance brokerage business during the fourth quarter of 2021, which included one-off compensation charges and sale-related expenses totaling $168.6 million, as well as lower commission revenues on variable compensation, increased automation related to the transition to Fully Electronic brokerage services, and the positive FX impact on our U.K. and European operations.
Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs decreased by $5.1 million, or 2.0%, to $251.1 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This was driven by a decrease in allocations of net income to limited partnership units and FPUs and a decrease in LPU amortization expense, partially offset by an increase in grants of exchangeability and issuance of Class A common stock.
Occupancy and Equipment
Occupancy and equipment expense decreased by $30.8 million, or 16.4%, to $157.5 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This decrease was primarily due to the sale of the Insurance brokerage business during the fourth quarter of 2021, as well as a decrease in other rent and occupancy expenses.
Fees to Related Parties
Fees to related parties increased by $1.6 million, or 6.8%, to $25.7 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. Fees to related parties are allocations paid to Cantor for administrative and support services, such as accounting, occupancy, and legal.
Professional and Consulting Fees
Professional and consulting fees increased by $0.9 million, or 1.3%, to $68.8 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily driven by an increase in legal and consulting fees, partially offset by a decrease related to the sale of the Insurance brokerage business during the fourth quarter of 2021.
Communications
Communications expense decreased by $9.4 million, or 8.0%, to $108.1 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021, which was primarily driven by decreases in various terminal and line service costs across market data and communications.
Selling and Promotion
Selling and promotion expense increased by $11.2 million, or 29.3%, to $49.2 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021, as COVID-19 restrictions have relaxed across many of the major geographies in which BGC operates.

Commissions and Floor Brokerage
Commissions and floor brokerage expense decreased by $6.4 million, or 9.9%, to $58.3 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. Commissions and floor brokerage expense tends to move in line with brokerage revenues.
Interest Expense
Interest expense decreased by $11.4 million, or 16.4%, to $57.9 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily driven by the fact that the 5.125% Senior Notes were repaid in May 2021, a decrease in interest expense related to the borrowings on the Revolving Credit Agreement, and a decrease in interest expense due to the sale of the Insurance brokerage business during the fourth quarter of 2021.
Other Expenses
Other expenses increased by $6.5 million, or 8.1%, to $87.4 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021, which was primarily related to an increase in legal settlements, reserves recorded in the year ended December 31, 2022 for potential losses associated with Russia's Invasion of Ukraine, an increase in other provisions, and an increase in revaluation expense. This was partially offset by a decrease in expenses related to the sale of the Insurance brokerage business during the fourth quarter of 2021, a decrease in amortization expense on intangible assets and a decrease in Charity Day contributions expense.
Other Income (Losses), Net
Gains (Losses) on Divestitures and Sale of Investments
For the year ended December 31, 2022 we had a loss of $1.0 million on divestitures. For the year ended December 31, 2021, we had a gain of $312.9 million as a result of the sale of the Insurance brokerage business.
Gains (Losses) on Equity Method Investments
Gains (losses) on equity method investments increased by $4.2 million, to a gain of $10.9 million, for the year ended December 31, 2022 as compared to a gain of $6.7 million for the year ended December 31, 2021.
Other Income (Loss)
Other income (loss) decreased by $10.3 million, or 52.4%, to $9.4 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily driven by a decrease related to mark-to-market movements on other assets and investments, and no income for the year ended December 31, 2022 related to the Insurance brokerage business due to the sale in the fourth quarter of 2021, partially offset by an increase related to fair value adjustments on acquisition earn-outs.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes increased by $15.6 million, or 67.7%, to $38.6 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increase was primarily driven by: (i) the non-recurring nontaxable gain on the 2021 disposition of the Insurance brokerage business; (ii) a benefit in the prior year from the revaluation of deferred taxes due to enacted rate changes in the U.K. and the ownership interest change in the operating partnership; and (iii) a change in the geographical and business mix of earnings, which can impact our consolidated effective tax rate from period-to-period.
Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries
Net income (loss) attributable to noncontrolling interest in subsidiaries decreased by $19.3 million, or 65.6%, to $10.2 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021.

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
The decrease in total brokerage revenues was primarily driven by decreases in Credit, FX, Equities, and Insurance, partially offset by an increase in revenues from Rates, and Energy and commodities.
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
Our brokerage revenues from Equities decreased by $7.0 million, or 2.8%, to $247.7 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. This decrease was primarily driven by lower volumes across European equity derivatives.
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

	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Revenues:
Commissions	$315,658	$299,430	$309,542	$356,664	$349,896	$367,016	$389,768	$435,220
Principal transactions	82,169	79,568	88,169	115,601	73,004	73,997	81,997	98,763
Fees from related parties	3,896	3,896	3,625	3,317	3,356	3,470	4,245	3,785
Data, software and post-trade	25,063	23,808	23,391	24,127	24,137	22,238	21,602	21,986
Interest and dividend income	5,501	4,110	8,961	2,435	4,442	3,042	11,455	3,038
Other revenues	4,228	5,755	2,068	4,320	6,756	3,984	3,383	4,784
Total revenues	436,515	416,567	435,756	506,464	461,591	473,747	512,450	567,576
Expenses:
Compensation and employee benefits	181,671	202,353	211,873	257,268	434,807	257,604	270,586	308,343
Equity-based compensation and allocations of net income to limited partnership units and FPUs	89,332	57,730	46,133	57,876	85,889	78,490	58,290	33,495
Total compensation and employee benefits	271,003	260,083	258,006	315,144	520,696	336,094	328,876	341,838
Occupancy and equipment	40,197	38,710	39,921	38,663	46,724	46,049	47,159	48,390
Fees to related parties	7,377	6,551	6,009	5,725	8,456	5,674	4,518	5,382
Professional and consulting fees	24,286	15,048	13,810	15,631	14,813	16,836	20,029	16,206
Communications	26,237	26,802	27,166	27,891	27,611	29,305	30,776	29,810
Selling and promotion	14,461	11,373	12,443	10,938	12,356	9,586	8,618	7,488
Commissions and floor brokerage	13,591	13,104	14,239	17,343	16,563	15,908	14,308	17,929
Interest expense	14,788	14,499	14,342	14,303	16,061	16,735	18,680	17,853
Other expenses	26,695	19,951	23,010	17,775	16,465	24,614	23,772	16,037
Total expenses	438,635	406,121	408,946	463,413	679,745	500,801	496,736	500,933
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	(846)	(183)	—	—	312,941	92	(92)	—
Gains (losses) on equity method investments	2,158	3,230	2,729	2,803	2,101	1,816	1,323	1,466
Other income (loss)	2,415	5,545	1,909	(496)	7,862	4,513	1,924	5,406
Total other income (losses), net	3,727	8,592	4,638	2,307	322,904	6,421	3,155	6,872
Income (loss) from operations before income taxes	1,607	19,038	31,448	45,358	104,750	(20,633)	18,869	73,515
Provision (benefit) for income taxes	(1,991)	10,813	15,105	14,657	15,957	(6,692)	(1,191)	14,939
Consolidated net income (loss)	$3,598	$8,225	$16,343	$30,701	$88,793	$(13,941)	$20,060	$58,576
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	1,382	2,463	1,581	4,729	12,340	(2,539)	3,820	15,860
Net income (loss) available to common stockholders	$2,216	$5,762	$14,762	$25,972	$76,453	$(11,402)	$16,240	$42,716

The table below details our brokerage revenues by product category for the indicated periods (in thousands):

	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Brokerage revenue by product:
Rates	$123,594	$129,971	$137,129	$158,809	$131,732	$128,508	$136,474	$161,793
FX	71,868	73,481	74,347	80,025	72,112	72,976	72,807	83,433
Energy and commodities	73,608	68,975	66,687	82,395	71,527	74,328	74,735	75,868
Credit	68,067	58,187	61,257	83,908	65,969	58,983	72,609	90,047
Equities	60,690	48,384	58,291	67,128	61,671	54,715	60,825	70,462
Insurance	—	—	—	—	19,889	51,503	54,315	52,380
Total brokerage revenues	$397,827	$378,998	$397,711	$472,265	$422,900	$441,013	$471,765	$533,983
Brokerage revenue by product (percentage):
Rates	31.0%	34.3%	34.5%	33.6%	31.1%	29.1%	28.9%	30.3%
FX	18.1	19.4	18.7	17.0	17.1	16.5	15.4	15.6
Energy and commodities	18.5	18.2	16.8	17.4	16.9	16.9	15.8	14.2
Credit	17.1	15.3	15.4	17.8	15.6	13.4	15.4	16.9
Equities	15.3	12.8	14.6	14.2	14.6	12.4	12.9	13.2
Insurance	—	—	—	—	4.7	11.7	11.6	9.8
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Brokerage revenue by type:
Voice/Hybrid	$313,994	$297,316	$311,541	$371,078	$345,681	$367,992	$396,480	$448,350
Fully Electronic	83,833	81,682	86,170	101,187	77,219	73,021	75,285	85,633
Total brokerage revenues	$397,827	$378,998	$397,711	$472,265	$422,900	$441,013	$471,765	$533,983
Brokerage revenue by type (percentage):
Voice/Hybrid	78.9%	78.4%	78.3%	78.3%	81.7%	83.4%	84.0%	84.0%
Fully Electronic	21.1	21.6	21.7	21.7	18.3	16.6	16.0	16.0
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

LIQUIDITY AND CAPITAL RESOURCES
Balance Sheet
Our balance sheet and business model are not capital intensive. Our assets consist largely of cash and cash equivalents, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term capital (equity and notes payable) is held to support the less liquid assets and potential capital investment opportunities. Total assets as of December 31, 2022 were $3.1 billion, a decrease of 8.0% as compared to December 31, 2021. The decrease in total assets was driven by a decrease in Receivables from broker-dealers, clearing organizations, customers and related broker-dealers, Cash and cash equivalents, as well as Other intangible assets, net. We maintain a significant portion of our assets in Cash and cash equivalents and Financial instruments owned, at fair value, with Cash and cash equivalents as of December 31, 2022 of $485.0 million, and our liquidity (which we define as Cash and cash equivalents, Reverse repurchase agreements, and Financial instruments owned, at fair value, less Securities loaned and Repurchase Agreements) as of December 31, 2022 of $524.3 million. See “Liquidity Analysis” below for a further discussion of our liquidity. Our Financial instruments owned, at fair value were $39.3 million as of December 31, 2022, compared to $41.2 million as of December 31, 2021. We had no Repurchase agreements as of December 31, 2022 and 2021. Further, we did not have any Securities loaned or Reverse repurchase agreements as of December 31, 2022 and 2021.
As part of our cash management process, we may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of both December 31, 2022 and 2021, there were no reverse repurchase agreements outstanding.
Additionally, in August 2013, the Audit Committee authorized us to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including policies relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of December 31, 2022 and 2021, we had no investments in the program.
Funding
Our funding base consists of longer-term capital (equity and notes payable), collateralized financings, shorter-term liabilities and accruals that are a natural outgrowth of specific assets and/or our business model, such as matched fails and accrued compensation. We have limited need for short-term unsecured funding in our regulated entities for their brokerage business. Contingent liquidity needs are largely limited to potential cash collateral that may be needed to meet clearing bank, clearinghouse, and exchange margins and/or to fund fails. Current cash and cash equivalent balances exceed our potential normal course contingent liquidity needs. We believe that cash and cash equivalents in and available to our largest regulated entities, inclusive of financing provided by clearing banks and cash segregated under regulatory requirements, is adequate for potential cash demands of normal operations, such as margin or financing of fails. We expect our operating activities going forward to generate adequate cash flows to fund normal operations, share and unit repurchases and redemptions, and any dividends paid pursuant to our dividend policy. However, we continually evaluate opportunities for growth and to further enhance our strategic position, including, among other things, acquisitions, strategic alliances and joint ventures potentially involving all types and combinations of equity, debt and acquisition alternatives. As a result, we may need to raise additional funds to:
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
As discussed above, our liquidity remains strong at $524.3 million as of December 31, 2022, which can be used for share and unit repurchases and redemptions, dividends and distributions, new hires, tax payments, ordinary movements in working capital, and our continued investment in Fenics Growth Platforms.
On November 1, 2021, BGC closed the sale of its Insurance brokerage business to the Ardonagh Group for gross proceeds of $534.9 million, subject to limited post-closing adjustments. The investment in the Insurance brokerage business generated an internal rate of return of 21.2% for our shareholders. The proceeds from the Insurance Business Disposition provided us with significant resources to continue repurchasing shares and to accelerate Fenics growth. Since the announced sale of the Insurance brokerage business in May 2021, BGC has repurchased and redeemed 99.8 million shares of BGC Class A common stock and LPUs as of December 31, 2022. In addition, a portion of these proceeds was used to fully repay the $300.0 million outstanding borrowings under the Company's Revolving Credit Agreement on November 1, 2021, which had been borrowed earlier in 2021. This repayment along with the maturity of the 5.125% Senior Notes, which were paid in full on May 27, 2021, reduced our outstanding Notes payable and other borrowings.
On February 24, 2023, our Board declared a $0.01 dividend for the fourth quarter of 2022. Additionally, BGC Holdings continues to have reduced distributions to or on behalf of its partners. The distributions to or on behalf of partners will at least cover their related tax payments. Whether any given post-tax amount is equivalent to the amount received by a stockholder also on an after-tax basis depends upon stockholders’ and partners’ domiciles and tax status. Our current capital allocation priorities are to return capital to stockholders and to continue investing in our high growth Fenics businesses. Historically, we were deeply dividend-centric; going forward, we plan to prioritize share and unit repurchases over dividends and distributions.

Notes Payable, Other and Short-term Borrowings
Unsecured Senior Revolving Credit Agreement
On November 28, 2018, we entered into the Revolving Credit Agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, which replaced the existing committed unsecured senior revolving credit agreement. The maturity date of the Revolving Credit Agreement was November 28, 2020 and the maximum revolving loan balance was $350.0 million. Borrowings under this Revolving Credit Agreement bore interest at either LIBOR or a defined base rate plus additional margin. On December 11, 2019, we entered into an amendment to the Revolving Credit Agreement. Pursuant to the amendment, the maturity date was extended to February 26, 2021. On February 26, 2020, the Company entered into a second amendment to the Revolving Credit Agreement, pursuant to which, the maturity date was extended by two years to February 26, 2023. The size of the Revolving Credit Agreement, along with the interest rate on the borrowings therefrom, remained unchanged. On November 1, 2021, the Company repaid in full the $300.0 million borrowings outstanding under the Revolving Credit Agreement, which had been borrowed earlier in 2021. On March 10, 2022, we entered into an amendment and restatement of the senior unsecured revolving credit agreement, pursuant to which, the maturity date was extended to March 10, 2025, the size of the credit facility was increased to $375.0 million, and borrowings under this agreement will bear interest based on either SOFR or a defined base rate plus additional margin. As of December 31, 2022 and 2021, there were no borrowings outstanding under the Revolving Credit Agreement. From January 1, 2023 through March 1, 2023, the Company drew down $70.0 million from its Revolving Credit Agreement. This amount currently carries an interest rate of 6.4%. Our liquidity remains strong, and was $524.3 million as of December 31, 2022, as discussed below.
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
5.375% Senior Notes
On July 24, 2018, we issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes. The 5.375% Senior Notes are general senior unsecured obligations of the Company. The 5.375% Senior Notes bear interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The 5.375% Senior Notes will mature on July 24, 2023. We may redeem some or all of the 5.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 5.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture related to the 5.375% Senior Notes) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes was $444.2 million, net of the discount and debt issuance costs of $5.8 million, of which $0.3 million were underwriting fees paid to CF&Co. We also paid CF&Co an advisory fee of $0.2 million in connection with the issuance. The issuance costs are amortized as interest expense and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 5.375% Senior Notes as of December 31, 2022 was $449.2 million. We intend to either refinance the 5.375% Senior Notes prior to maturity, or use cash on hand, cash flow from operations or the Revolving Credit Agreement to settle such amounts.

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
3.750% Senior Notes
On September 27, 2019, we issued an aggregate of $300.0 million principal amount of 3.750% Senior Notes. The 3.750% Senior Notes are general unsecured obligations of the Company. The 3.750% Senior Notes bear interest at a rate of 3.750% per year, payable in cash on April 1 and October 1 of each year, commencing April 1, 2020. The 3.750% Senior Notes will mature on October 1, 2024. We may redeem some or all of the 3.750% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 3.750% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture related to the 3.750% Senior Notes) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 3.750% Senior Notes was $296.1 million, net of discount and debt issuance costs of $3.9 million, of which $0.2 million were underwriting fees payable to CF&Co. The issuance costs will be amortized as interest expense and the carrying value of the 3.750% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 3.750% Senior Notes was $298.6 million as of December 31, 2022.
On October 11, 2019, we filed a Registration Statement on Form S-4, which was declared effective by the SEC on October 24, 2019. On October 28, 2019, BGC launched an exchange offer in which holders of the 3.750% Senior Notes, issued in a private placement on September 27, 2019, could exchange such notes for new registered notes with substantially identical terms. The exchange offer closed on December 9, 2019, at which point the initial 3.750% Senior Notes were exchanged for new registered notes with substantially identical terms.
4.375% Senior Notes
On July 10, 2020, we issued an aggregate of $300.0 million principal amount of 4.375% Senior Notes. The 4.375% Senior Notes are general unsecured obligations of the Company. The 4.375% Senior Notes bear interest at a rate of 4.375% per year, payable in cash on June 15 and December 15 of each year, commencing December 15, 2020. The 4.375% Senior Notes will mature on December 15, 2025. We may redeem some or all of the 4.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 4.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture related to the 4.375% Senior Notes) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. Cantor purchased $14.5 million of such senior notes and still holds such notes as of December 31, 2022. The initial carrying value of the 4.375% Senior Notes was $296.8 million, net of discount and debt issuance costs of $3.2 million, of which $0.2 million were underwriting fees payable to CF&Co. The carrying value of the 4.375% Senior Notes was $298.2 million as of December 31, 2022.
On August 28, 2020, we filed a Registration Statement on Form S-4, which was declared effective by the SEC on September 8, 2020. On September 9, 2020, BGC launched an exchange offer in which holders of the 4.375% Senior Notes, issued in a private placement on July 10, 2020, could exchange such notes for new registered notes with substantially identical terms. The exchange offer closed on October 14, 2020, at which point the initial 4.375% Senior Notes were exchanged for new registered notes with substantially identical terms.
Collateralized Borrowings
On May 31, 2017, we entered into a secured loan arrangement of $29.9 million under which we pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.44% per year and matured on May 31, 2021, therefore, there were no borrowings outstanding as of both December 31, 2022 and 2021.
On April 8, 2019, we entered into a secured loan arrangement of $15.0 million, under which we pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.77% and matures on April 8, 2023. As of December 31, 2022 and 2021, we had $2.0 million and $5.9 million, respectively, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2022 and 2021, was $10 thousand and $0.1 million, respectively.
On April 19, 2019, we entered into a secured loan arrangement of $10.0 million, under which we pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.89% and matures on April 19, 2023. As of

December 31, 2022 and 2021, we had $1.3 million and $3.8 million, respectively, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2022 and 2021, was $0.3 million and $1.0 million, respectively.
Weighted-average Interest Rate
For the years ended December 31, 2022 and 2021, the weighted-average interest rate of our total Notes payable and other borrowings, which include our Revolving Credit Agreement, Company Debt Securities, and collateralized borrowings, was 4.62% and 4.62%, respectively.
Short-term Borrowings
On August 22, 2017, we entered into a committed unsecured loan agreement with Itau Unibanco S.A. The credit agreement provided for short-term loans of up to $3.8 million (BRL 20.0 million). The maturity date of the agreement is March 8, 2023. Borrowings under this agreement bear interest at the Brazilian Interbank offering rate plus 3.20%. As of December 31, 2022, there were $1.9 million (BRL 10.0 million) of borrowings outstanding under the agreement. As of December 31, 2021, there were no borrowings outstanding under the facility. As of December 31, 2022, the interest rate was 17.0%.
On August 23, 2017, we entered into a committed unsecured credit agreement with Itau Unibanco S.A. The credit agreement provided for an intra-day overdraft credit line up to $9.6 million (BRL 50.0 million). On August 20, 2021, the agreement was renegotiated, increasing the credit line to $11.5 million (BRL 60.0 million). The maturity date of the agreement is May 21, 2023. This agreement bears a fee of 1.35% per year. As of December 31, 2022 and 2021, there were no borrowings outstanding under this agreement.
On January 25, 2021, we entered into a committed unsecured loan agreement with Banco Daycoval S.A., which provided for short-term loans of up to $1.9 million (BRL 10.0 million) and was renegotiated on June 1, 2021. The amended agreement provided for short-term loans of up to $3.8 million (BRL 20.0 million). Borrowings under this agreement bore interest at the Brazilian Interbank offering rate plus 3.66%. During September 2022, the borrowings under this agreement were repaid in full, and the loan was terminated on September 27, 2022, therefore as of December 31, 2022, there were no borrowings outstanding under the agreement. As of December 31, 2021, there were no borrowings outstanding under this agreement.
BGC Credit Agreement with Cantor
On March 19, 2018, we entered into the BGC Credit Agreement with Cantor. The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the previous Credit Facility between BGC and an affiliate of Cantor, and was approved by the Audit Committee of BGC. On August 6, 2018, the Company entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that can be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2023, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of December 31, 2022, there were no borrowings by BGC or Cantor outstanding under this Agreement.
CREDIT RATINGS
As of December 31, 2022, our public long-term credit ratings and associated outlooks were as follows:

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
LIQUIDITY ANALYSIS
We consider our liquidity to be comprised of the sum of Cash and cash equivalents, Reverse repurchase agreements, and Financial instruments owned, at fair value, less Securities loaned and Repurchase agreements. We consider liquidity to be an important metric for determining the amount of cash that is available or that could be readily available to the Company on short notice. The discussion below describes the key components of our liquidity analysis. Our cash, cash flows, and financing arrangements are sufficient to support our cash requirements for the next twelve months and beyond.
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
•Other changes in working capital represent changes primarily in receivables and payables and accrued liabilities that impact our liquidity; and
•Changes in Reverse repurchase agreements and Financial instruments owned, at fair value may result from additional cash investments or sales, which will be offset by a corresponding change in Cash and cash equivalents and, accordingly, will not result in a change in our liquidity. Conversely, changes in the market value of such securities are reflected in our earnings or other comprehensive income (loss) and will result in changes in our liquidity.
At December 31, 2019, the Company completed the calculation of the one-time transition tax on the deemed repatriation of foreign subsidiaries’ earnings pursuant to the Tax Act and previously recorded a net cumulative tax expense of $28.6 million, net of foreign tax credits. An installment election can be made to pay the taxes over eight years with 40% paid in equal installments over the first five years and the remaining 60% to be paid in installments of 15%, 20% and 25% in years six, seven and eight, respectively. The cumulative remaining balance as of December 31, 2022 was $20.2 million.
As of December 31, 2022, the Company and its consolidated subsidiaries had $485.0 million of Cash and cash equivalents. In addition, the Company and its consolidated subsidiaries also held securities of $39.3 million within their Liquidity position as of December 31, 2022.
Discussion of the year ended December 31, 2022
The table below presents our Liquidity Analysis as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
(in thousands)
Cash and cash equivalents	$484,989	$553,598
Financial instruments owned, at fair value	39,319	41,244
Repurchase agreements	—	—
Total	$524,308	$594,842

The $70.5 million decrease in our liquidity position from $594.8 million as of December 31, 2021 to $524.3 million as of December 31, 2022 was primarily related to share and unit repurchases and redemptions, dividends and distributions, tax payments, our continued investment in Fenics Growth Platforms and ordinary movements in working capital,.
Discussion of the year ended December 31, 2021
The table below presents our Liquidity Analysis as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
(in thousands)
Cash and cash equivalents	$553,598	$596,291
Financial instruments owned, at fair value	41,244	58,921
Repurchase agreements	—	—
Total	$594,842	$655,212
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
CLEARING CAPITAL
In November 2008, we entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on our behalf. In June 2020, this clearing capital agreement was amended to cover Cantor providing clearing services in all eligible financial products to us and not just U.S. Treasury and U.S. government agency securities. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to us, Cantor shall be entitled to request from us cash or other collateral acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement or Cantor will post cash or other collateral on our behalf for a commercially reasonable charge. Cantor had not requested any cash or other property from us as collateral as of December 31, 2022.
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
These subsidiaries may also be prohibited from repaying the borrowings of their parents or affiliates, paying cash dividends, making loans to their parent or affiliates or otherwise entering into transactions, in each case, which result in a significant reduction in their regulatory capital position without prior notification or approval from their principal regulator. See Note 21—“Regulatory Requirements” to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further details on our regulatory requirements.
As of December 31, 2022, $666.0 million of net assets were held by regulated subsidiaries. As of December 31, 2022, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $342.2 million.
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
MiFID II was intended to help improve the functioning of the EU single market by achieving a greater consistency of regulatory standards. By design, therefore, it was intended that EU member states should have very similar regulatory regimes in relation to the matters addressed to MiFID. MiFID II has also introduced a new regulated execution venue category called an OTF that captures much of the Voice-and Hybrid-oriented trading in the EU. Much of our existing EU derivatives and fixed income execution business now take place on OTFs. Further to its decision to leave the EU, the U.K. has implemented MIFID II’s requirements into its own domestic legislation. Brexit may impact future market structures and MiFID II rulemaking and implementation due to potential changes in mutual passporting and equivalence arrangements between the U.K. and EU member states (for further information see "Overview and Business Environment—Brexit" herein).
In addition, the GDPR came into effect in the EU on May 25, 2018 and creates new compliance obligations in relation to personal data. The GDPR may affect our practices, and will increase financial penalties for non-compliance significantly.

Apart from some minor non-material changes, at this time there has not been any legislation from the EU Commission or the U.K. Government that have materially changed how the U.K. and EU approach financial regulation since MiFID II and the implementation of Brexit. Although divergence of U.K. regulation from EU regulation may occur, there has been no firm legislative change signaled or published by the FCA or the U.K. Government. While we generally believe the net impact of the rules and regulations are positive for our business, it is possible that unintended consequences of the rules and regulations may materially adversely affect us in ways yet to be determined. See “Regulation” included in Part I, Item 1 of this Annual Report on Form 10-K for additional information related to our regulatory environment.
EQUITY
Class A Common Stock
Changes in shares of BGC Class A common stock outstanding were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Shares outstanding at beginning of period	317,023	323,018
Share issuances:
Redemptions/exchanges of limited partnership interests¹	30,998	58,025
Vesting of RSUs	3,284	2,167
Acquisitions	1,206	1,789
Other issuances of BGC Class A common stock	501	417
Treasury stock repurchases	(27,087)	(68,253)
Forfeitures of restricted BGC Class A common stock	(67)	(140)
Shares outstanding at end of period	325,858	317,023
__________________________
1Included in redemptions/exchanges of limited partnership interests for the year ended December 31, 2022, are 20.9 million shares of BGC Class A common stock granted in connection with the cancellation of 21.4 million LPUs. Included in redemption/exchanges of limited partnership interests for the year ended December 31, 2021, are 27.5 million shares of BGC Class A common stock granted in connection with the cancellation of 29.7 million LPUs. Because LPUs are included in the Company’s fully diluted share count, if dilutive, redemptions/exchanges in connection with the issuance of BGC Class A common stock would not impact the fully diluted number of shares outstanding.
Class B Common Stock
The Company did not issue any shares of BGC Class B common stock during the years ended December 31, 2022 and 2021. As of December 31, 2022 and 2021, there were 45.9 million shares of BGC Class B common stock outstanding.
Unit Redemptions and Share Repurchase Program
The Company's Board and Audit Committee have authorized repurchases of BGC Class A common stock and redemptions of limited partnership interests or other equity interests in the Company's subsidiaries. On August 3, 2021, the Company's Board and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. On November 4, 2022, the Board and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of December 31, 2022, the Company had $376.4 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units.

The table below represents the units redeemed and/or shares repurchased for cash and does not include units redeemed/cancelled in connection with the grant of shares of BGC Class A common stock nor the limited partnership interests exchanged for shares of BGC Class A common stock. The gross unit redemptions and share repurchases of BGC Class A common stock during the year ended December 31, 2022 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted- Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That Could Be Redeemed/ Purchased Under the Program at December 31, 2022
Redemptions[1]
January 1, 2022—March 31, 2022	43	$4.01
April 1, 2022—June 30, 2022	1,010	3.81
July 1, 2022—September 30, 2022	214	3.91
October 1, 2022—December 31, 2022	99	3.88
Total Redemptions	1,366	$3.84
Repurchases[2]
January 1, 2022—March 31, 2022	—	$—
April 1, 2022—June 30, 2022	8,745	3.36
July 1, 2022—September 30, 2022	12,397	4.03
October 1, 2022—October 31, 2022	307	3.93
November 1, 2022—November 30, 2022	3,834	3.99
December 1, 2022—December 31, 2022	1,804	4.48
Total Repurchases	27,087	3.84
Total Redemptions and Repurchases	28,453	$3.84	$376,413
__________________________
1During the year ended December 31, 2022, the Company redeemed 1.3 million LPUs at an aggregate redemption price of $4.9 million for a weighted-average price of $3.87 per unit and 0.1 million FPUs at an aggregate redemption price of $0.4 million for a weighted-average price of $3.41 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 20.9 million shares of BGC Class A common stock during the year ended December 31, 2022, nor the limited partnership interests exchanged for 10.8 million shares of BGC Class A common stock during the year ended December 31, 2022.
2During the year ended December 31, 2022, the Company repurchased 27.1 million shares of BGC Class A common stock at an aggregate price of $103.9 million for a weighted-average price of $3.84 per share.

The gross unit redemptions and share repurchases of BGC Class A common stock during the year ended December 31, 2021 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted- Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That Could Be Redeemed/ Purchased Under the Program at December 31,2021
Redemptions[1]
January 1, 2021—March 31, 2021	20	$4.40
April 1, 2021—June 30, 2021	4,715	5.82
July 1, 2021—September 30, 2021	73	5.14
October 1, 2021—December 31, 2021	38	5.37
Total Redemptions	4,846	$5.80
Repurchases[2]
January 1, 2021—March 31, 2021	965	$4.56
April 1, 2021—June 30, 2021	16,542	6.25
July 1, 2021—September 30, 2021	24,433	5.19
October 1, 2021—December 31, 2021	26,313	4.97
Total Repurchases	68,253	5.35
Total Redemptions and Repurchases	73,099	$5.38	$191,809
____________________________________
1    During the year ended December 31, 2021, the Company redeemed 4.7 million LPUs at an aggregate redemption price of $27.5 million for a weighted-average price of $5.83 per unit and 0.1 million FPUs at an aggregate redemption price of $0.6 million for a weighted-average price of $4.86 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 27.5 million shares of BGC Class A common stock during the year ended December 31, 2021, nor the limited partnership interests exchanged for 32.2 million shares of BGC Class A common stock during the year ended December 31, 2021.
2    During the year ended December 31, 2021, the Company repurchased 68.3 million shares of BGC Class A common stock at an aggregate price of $365.4 million for a weighted-average price of $5.35 per share.

The weighted-average share counts, including securities that were anti-dilutive for our earnings per share calculations, for the three months and year ended December 31, 2022 were as follows (in thousands):

	Three Months Ended December 31, 2022	Year Ended December 31, 2022
Common stock outstanding[1]	371,174	371,561
Partnership units[2]	117,528	124,738
RSUs (Treasury stock method)	2,644	1,913
Other	1,203	1,202
Total[3]	492,549	499,414
__________________________
1Common stock consisted of shares of BGC Class A common stock, shares of BGC Class B common stock and contingent shares of our Class A common stock for which all necessary conditions have been satisfied except for the passage of time. For the quarter ended December 31, 2022, the weighted-average number of shares of BGC Class A common stock was 324.0 million and Class B shares was 45.9 million. For the year ended December 31, 2022, the weighted-average number of shares of BGC Class A common stock was 324.3 million and Class B shares was 45.9 million.
2Partnership units collectively include FPUs, LPUs, including contingent units of BGC Holdings for which all necessary conditions have been satisfied except for the passage of time, and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information).
3For the quarter ended December 31, 2022, approximately 0.2 million potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the quarter ended December 31, 2022 included, on a weighted-average basis, approximately 0.2 million RSUs. For the year ended December 31, 2022, approximately 0.5 million potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the year ended December 31, 2022 included, approximately

0.5 million RSUs. As of December 31, 2022, approximately 50.2 million shares of contingent BGC Class A common stock, N units, RSUs, and LPUs were excluded from fully diluted EPS computations because the conditions for issuance had not been met by the end of the period. The contingent BGC Class A common stock is recorded as a liability and included in “Accounts payable, accrued and other liabilities” in our consolidated statement of financial condition as of December 31, 2022.
The fully diluted period-end spot share count was as follows (in thousands):

As of December 31, 2022
Common stock outstanding	371,742
Partnership units	116,656
RSUs (Treasury stock method)	2,739
Other	2,481
Total	493,618
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
On November 23, 2018, in the Class B Issuance, BGC issued 10.3 million shares of BGC Class B common stock to Cantor and 0.7 million shares of BGC Class B common stock to CFGM, an affiliate of Cantor, in each case in exchange for shares of BGC Class A common stock from Cantor and CFGM, respectively, on a one-to-one basis pursuant to the Exchange Agreement. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC by Cantor or CFGM for the Class B Issuance. Following this exchange, Cantor and its affiliates only have the right to exchange under the Exchange Agreement up to an aggregate of 23.6 million shares of BGC Class A common stock, now owned or subsequently acquired, or its Cantor units in BGC Holdings, into shares of BGC Class B common stock. As of December 31, 2022, Cantor and CFGM did not own any shares of BGC Class A common stock.
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
Registration Statements
We previously had in place the March 2018 Form S-3 with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock from time to time on a delayed or continuous basis. On March 9, 2018, we entered into the March 2018 Sales Agreement, pursuant to which we could offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock under the CEO Program. CF&Co is a wholly owned subsidiary of Cantor and an affiliate of us. Under this Sales Agreement, we agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. The March 2018 Form S-3 and the March 2018 Sales Agreement expired in September 2021. As of the date of expiration, we had sold 17.6 million shares of BGC Class A common stock (or $210.8 million) under the March 2018 Sales Agreement, and $89.2 million of stock remained unsold by us under the March 2018 Sales Agreement. For additional information on our CEO Program sales agreements, see Note 13—“Related Party Transactions” to our Consolidated Financial Statements in Part 8, Item II of this Annual Report on Form 10-K. On March 8, 2021, we filed the March 2021 Form S-3 with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock from time to time on a delayed or continuous basis. On July 8, 2022, we filed an amendment to the March 2021 Form S-3. On August 3, 2022, the March 2021 Form S-3 was declared effective by the SEC, and we entered into the August 2022 Sales Agreement on August 12, 2022.
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
Further, we have an effective registration statement on Form S-4 filed on September 3, 2010, with respect to the offer and sale of up to 20 million shares of BGC Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of December 31, 2022, we have issued an aggregate of 17.2 million shares of BGC Class A common stock under this Form S-4 registration statement. Additionally, on September 13, 2019, we filed a registration statement on Form S-4, with respect to the offer and sale of up to 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of December 31, 2022, we have not issued any shares of BGC Class A common stock under this Form S-4 registration statement. We also have an effective shelf registration statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of BGC Class A common stock under the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan. As of December 31, 2022, we have issued 0.8 million shares of BGC Class A common stock under the Dividend Reinvestment and Stock Purchase Plan.

The Compensation Committee may grant stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other equity-based awards, including to provide exchange rights for shares of BGC Class A common stock upon exchange of LPUs. On November 22, 2021, at our Annual Meeting of Stockholders, our stockholders approved amendments to our Equity Plan to increase from 400 million to 500 million the aggregate number of shares of BGC Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan, subject to adjustment, and to remove the annual per-participant limit of 15 million awards that may be granted under the Plan. As of December 31, 2022, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 128.0 million shares of BGC Class A common stock.
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
As of December 31, 2022, the Company has issued 1.0 million shares of BGC Class A common stock, 0.2 million RSUs, and paid $34.7 million in cash related to such contingent payments.
As of December 31, 2022, 1.3 million shares of BGC Class A common stock, 0.1 million RSUs, and $18.4 million in cash remain to be issued if the targets are met, net of forfeitures and other adjustments.
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
In response to motions to dismiss filed by all defendants in December 2018, Plaintiffs filed a motion for leave to amend the operative complaint in February 2019, requesting that the Court allow them to supplement their allegations, which the Court granted. The amended complaint alleges the same purported breaches of fiduciary duty as the operative complaint, raises no new claims, and seeks identical relief, but includes additional allegations, including alleged reasons for plaintiffs’ failure to make a demand on the Board, which was the basis of defendants’ motion to dismiss. On March 19, 2019, all defendants filed motions to dismiss the amended complaints, again on demand grounds. On September 30, 2019, the Court denied defendants’ motions to dismiss, permitting the case to move forward into discovery. In its ruling, the Court determined that the amended complaint sufficiently pled that plaintiffs were not required to make demand on the Board in order to file a derivative suit, but did not make findings of fact with respect to the underlying merits of plaintiffs’ allegations concerning the Transaction. On February 11, 2021, following the close of discovery, the Company and the independent directors of the Board filed motions for summary judgment seeking dismissal of the case based on the discovery record, which plaintiffs opposed. Argument was held on defendants’ summary judgment motions on June 22, 2021. On September 20, 2021, the Court partially granted the summary judgment motions, dismissing directors Stephen Curwood and Linda Bell and permitting the trial to move forward against the remaining defendants. A trial was held before Vice Chancellor Lori Will on October 11, 2021, which concluded on October 15, 2021. Following the close of the hearing, the parties submitted post-trial briefing, and presented oral argument on March 2, 2022. On April 14, 2022, the Court requested limited additional briefing, which the parties submitted on May 13, 2022.
On August 19, 2022, the Court issued a post-trial memorandum opinion in favor of BGC, its directors, and controlling shareholders, ruling that the Transaction was entirely fair to BGC’s shareholders with respect to both process and price. The Court found that “Berkeley Point was, by all accounts, a unique asset particularly appealing to BGC” and that the price negotiated by BGC’s Special Committee and agreed to by Cantor Fitzgerald was at the “lower end” of a range of reasonable prices. The Court further found the Special Committee was “independent, fully empowered, and well-functioning.” Final judgment in the case was entered for Defendants and against the Plaintiffs on September 27, 2022. The same day, Plaintiffs filed a notice of appeal, seeking reversal of the memorandum opinion and final judgment. The briefing of the appeal before the Delaware Supreme Court is now complete, with oral argument yet to be scheduled.
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
As of December 31, 2022, there were 0.3 million FPUs in BGC Holdings remaining, which BGC Holdings had the right to redeem or exchange and with respect to which Cantor will have the right to purchase an equivalent number of Cantor units following such redemption or exchange.
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
GUARANTEE AGREEMENT FROM MINT BROKERS
Under rules adopted by the CFTC, all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the NFA and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. Our European-based brokers engage from time to time in interest rate swap transactions with U.S.-based counterparties, and therefore we are subject to the CFTC requirements. Mint Brokers has entered into guarantees on our behalf (and on behalf of GFI), and we are required to indemnify Mint Brokers for the amounts, if any, paid by Mint Brokers on our behalf pursuant to this arrangement. Effective April 1, 2020, these guarantees were transferred to Mint Brokers from CF&Co. During the years ended December 31, 2022 and 2021, the Company recorded expenses of $0.1 million with respect to these guarantees.

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
As of December 31, 2022, the Company had $50.0 million remaining from its debt repurchase authorization.
EQUITY METHOD INVESTMENTS
The Company was authorized to enter into loans, investments or other credit support arrangements for Aqua; such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. On February 15, 2022 and February 25, 2021, the Company’s Board and Audit Committee increased the authorized amount by an additional $1.0 million and $1.0 million respectively, to an aggregate of $21.2 million. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor (see Note 13—“Related Party Transactions” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information).
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
MARKET SUMMARY
The following table provides certain volume and transaction count information for the quarterly periods indicated:

	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Notional Volume (in billions)
Total Fully Electronic volume	$10,596	$10,471	$10,216	$12,027	$9,873
Total Hybrid volume	58,022	65,404	63,558	59,920	61,847
Total Fully Electronic and Hybrid volume	$68,618	$75,875	$73,774	$71,947	$71,720
Transaction Count (in thousands, except for days)
Total Fully Electronic transactions	3,912	3,905	3,813	4,404	3,756
Total Hybrid transactions	1,431	1,399	1,499	1,419	1,205
Total Fully Electronic and Hybrid transactions	5,343	5,304	5,312	5,823	4,961
Trading days	64	64	62	62	64
_________________________
Note: Certain information may have been recast with current estimates to reflect changes in reporting methodology. Such revisions have no impact on the Company’s revenues or earnings.
Fully Electronic volume, including new products, was $43.3 trillion for the year ended December 31, 2022, compared to $38.1 trillion for the year ended December 31, 2021. Our Hybrid volume for the year ended December 31, 2022 was $246.9 trillion, compared to $255.2 trillion for the year ended December 31, 2021.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes certain of our contractual obligations at December 31, 2022 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt and collateralized borrowings[1]	$1,053,251	$453,251	$600,000	$—	$—
Operating leases[2]	221,363	35,483	57,145	39,517	89,218
Finance leases[2]	6,615	1,802	2,896	1,917	—
Interest on debt and collateralized borrowings[3]	73,877	38,980	34,897	—	—
Short-term borrowings[4]	1,917	1,917	—	—	—
Interest on Short-term borrowings	107	86	21	—	—
One-time transition tax[5]	20,231	5,308	10,965	3,958	—
Other[6]	17,657	9,160	8,497	—	—
Total contractual obligations	$1,395,018	$545,987	$714,421	$45,392	$89,218
_________________________________
1Debt and collateralized borrowings reflects $450.0 million of 5.375% Senior Notes (the $450.0 million represents the principal amount of the debt; the carrying value of the 5.375% Senior Notes as of December 31, 2022 was $449.2 million), $300.0 million of 3.750% Senior Notes (the $300.0 million represents the principal amount of the debt; the carrying value of the 3.750% Senior Notes as of December 31, 2022 was approximately $298.6 million), $300.0 million of 4.375% Senior Notes (the $300.0 million represents the principal amount of the debt; the carrying value of the 4.375% Senior Notes as of December 31, 2022 was approximately $298.2 million), $2.0 million of collateralized borrowings due April 8, 2023, and $1.3 million of collateralized borrowings due April 19, 2023. See Note 17—“Notes Payable, Other and Short-term Borrowings” in Part II, Item 8 of this Annual Report on Form 10K for more information regarding these obligations, including timing of payments and compliance with debt covenants.
2Operating leases and finance leases are related to rental payments under various non-cancelable leases, principally for office space, data centers and office equipment are presented net of sublease payments to be received. As of December 31, 2022, there were no sublease payments to be received over the life of the agreements.
3Interest on debt and collateralized borrowings also includes interest on the undrawn portion of the committed unsecured senior Revolving Credit Agreement which was calculated through the maturity date of the facility, which is March 10, 2025. As of December 31, 2022, the undrawn portion of the committed unsecured Revolving Credit Agreement was $375.0 million.
4Short-term borrowings reflect approximately $1.9 million (BRL 20.0 million) of borrowing under the Company’s committed unsecured loan agreement. See Note 17—“Notes Payable, Other and Short-term Borrowings” in Part II, Item 8 of this Annual Report on Form 10K for more information regarding this obligation.
5The Company completed the calculation of the one-time transition tax on the deemed repatriation of foreign subsidiaries’ earnings pursuant to the Tax Act and previously recorded a net cumulative tax expense of $28.6 million, net of foreign tax credits, with an election to pay the taxes over eight years with 40% to be paid in equal installments over the first five years and the remaining 60% to be paid in installments of 15%, 20% and 25% in years six, seven and eight, respectively. The cumulative remaining balance as of December 31, 2022 is $20.2 million.
6Other contractual obligations reflect commitments of $9.2 million to make charitable contributions, which are recorded as part of “Accounts payable, accrued and other liabilities” in the Company’s Consolidated Statements of Financial Condition. The amount payable each year reflects an estimate of future Charity Day obligations. In addition, as part of the Insurance Business Disposition, unvested equity and other awards previously granted by BGC to employees of its Insurance brokerage business were converted into the right to receive a cash payment from BGC; a significant portion of these awards was 50% vested and paid in cash at closing, with the remaining 50% vesting and to be paid in cash two years after closing. The remaining portion of these awards will have been 100% vested and paid in cash by two years after the closing. The payments after closing are only made if the applicable employee remains an employee of the Insurance brokerage business. The remaining portion of these awards is reflected as other contractual obligations, and is recorded as part of “Accounts payable, accrued and other liabilities” in the Company’s Consolidated Statements of Financial Condition.
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
Restricted Stock Units: We account for equity-based compensation awards using the guidance in ASC 718, Compensation - Stock Compensation. RSUs provided to certain employees are accounted for as equity awards, and in accordance with the U.S. GAAP, we are required to record an expense for the portion of the RSUs that is ultimately expected to vest. Further, forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Because assumptions are used in estimating employee turnover and associated forfeiture rates, actual results may differ from our estimates under different assumptions or conditions.
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
Certain LPUs are granted exchangeability into shares of BGC or Newmark Class A common stock or are redeemed in connection with the grant of BGC or Newmark Class A common stock issued; BGC Class A common stock is issued on a one-for-one basis, and Newmark Class A common stock is issued based on the number of LPUs exchanged or redeemed multiplied by the then Exchange Ratio. At the time exchangeability is granted or shares of BGC or Newmark Class A common stock are issued, we recognize an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our Consolidated Statements of Operations. During the years ended December 31, 2022, 2021 and 2020, we incurred equity-based compensation expense of $147.5 million, $128.1 million and $85.0 million, respectively, related to LPUs and issuance of common stock.
Certain LPUs have a stated vesting schedule and do not receive quarterly allocations of net income. Compensation expense related to these LPUs is recognized over the stated service period, and these units generally vest between two and five years. During the years ended December 31, 2022, 2021 and 2020, we incurred equity-based compensation expense related to these LPUs of $73.7 million, $78.6 million, and $74.3 million, respectively. This expense is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our Consolidated Statements of Operations.
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
As of December 31, 2022 and 2021, the aggregate balance of employee loans, net of reserve, was $319.6 million and $287.0 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our consolidated statements of financial condition. Compensation expense (benefit) for the above-mentioned employee loans for the years ended December 31, 2022, 2021 and 2020 was $49.5 million, $217.7 million and $67.0 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our Consolidated Statements of Operations.
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
CECL
We present financial assets that are measured at amortized cost net of an allowance for credit losses, which represents the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets carried at amortized cost, as well as changes to expected lifetime credit losses during the period, are recognized in earnings. In accordance with the U.S. GAAP guidance, Financial Instruments—Credit Losses, the CECL methodology’s impact on expected credit losses, among other things, reflects the Company’s view of the current state of the economy, forecasted macroeconomic conditions and BGC’s portfolios. The amount of the allowance is based on significant estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change.
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
There have been no other significant changes to the Company's critical accounting policies and estimates during fiscal year 2022.
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
We also have investments in equity securities, which are publicly-traded, and which had a fair value of $0.3 million as of December 31, 2022. Investments in equity securities carry a degree of risk, as there can be no assurance that the equity securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of equity securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in equity securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in equity securities. See Note 11—“Derivatives” and Note 12—“Fair Value of Financial Assets and Liabilities” to our

Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding these investments and related hedging activities.
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
The majority of the Company’s foreign currency exposure is related to the U.S. dollar versus the pound sterling and the euro. For the financial assets and liabilities denominated in the pound sterling and euro, including foreign currency hedge positions related to these currencies, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar, holding all other assumptions constant. The analysis identified the stress-tested scenario as the U.S. dollar weakening against both the euro and against the pound sterling. If as of December 31, 2022, the U.S. dollar had weakened against both the euro and the pound sterling by 10%, the currency movements would have had an aggregate negative impact on our net income of approximately $5.2 million.
Interest Rate Risk
BGC Partners had $1,049.2 million in fixed-rate debt outstanding as of December 31, 2022. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. In addition, as of December 31, 2022, BGC Partners had no borrowings outstanding under its Revolving Credit Agreement. The Revolving Credit Agreement interest rate on borrowings was previously based on LIBOR or a defined base rate plus additional margin. On March 10, 2022, the Revolving Credit Agreement was amended, restated and increased, and the corresponding interest rate on any borrowings under its Revolving Credit Agreement is based on SOFR or a defined base rate plus additional margin.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BGC Partners, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of BGC Partners, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of BGC Partners, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in equity for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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

Accounting for Income Taxes

Description of the Matter
As discussed in Notes 3 and 20 to the consolidated financial statements, the Company is subject to income taxes in the U.S. and numerous foreign jurisdictions, which affect the Company’s provision for income taxes. The provision for income taxes is an estimate based on management’s understanding of current enacted tax laws and tax rates of each tax jurisdiction. For the year-ended December 31, 2022, the Company recognized a consolidated provision for income taxes of $38.6 million.

Auditing management’s calculation of the provision for income taxes was complex because the Company’s global structure required an assessment of the Company’s application of tax laws in multiple jurisdictions including the income tax impact of the legal entity ownership structure. The assessment of tax positions involves the evaluation and application of complex statutes and regulations which are subject to legal and factual interpretation. Our audit procedures required significant audit effort including the use of our tax professionals to assist in evaluating the provision for income taxes.

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

To test the Company’s provision for income taxes and to address the risks associated with the complexity of the Company’s global tax structure, we performed audit procedures that included, among others, evaluating the income tax impact of the Company’s structure and operations and considered the impact of any changes in the current year. We used our tax professionals with specialized skill and knowledge to assist in evaluating the provision for income taxes including the application of relevant local and foreign tax laws to management’s calculation methodologies and tax positions. Additionally, we tested the related effective tax rate reconciliation, evaluated the tax impact of permanent and temporary differences, and tested the application of new regulations and other authoritative guidance.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2008.
New York, New York
March 1, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of BGC Partners, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited BGC Partners, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, BGC Partners, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in equity for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 1, 2023 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
New York, New York
March 1, 2023

BGC PARTNERS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except per share data)

	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$484,989	$553,598
Cash segregated under regulatory requirements	17,021	13,201
Financial instruments owned, at fair value	39,319	41,244
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	559,680	782,446
Accrued commissions and other receivables, net	288,471	296,423
Loans, forgivable loans and other receivables from employees and partners, net	319,612	286,967
Fixed assets, net	183,478	190,112
Investments	38,575	33,039
Goodwill	486,585	486,919
Other intangible assets, net	192,783	207,747
Receivables from related parties	1,444	5,237
Other assets	463,014	445,233
Total assets	$3,074,971	$3,342,166
Liabilities, Redeemable Partnership Interest, and Equity
Short-term borrowings	$1,917	$3,584
Accrued compensation	176,781	214,379
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	404,675	656,278
Payables to related parties	10,550	53,764
Accounts payable, accrued and other liabilities	683,104	679,254
Notes payable and other borrowings	1,049,217	1,052,831
Total liabilities	2,326,244	2,660,090
Commitments, contingencies and guarantees (Note 19)
Redeemable partnership interest	15,519	18,761
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 750,000 shares authorized; 471,934 and 435,944 shares issued at December 31, 2022 and December 31, 2021, respectively; and 325,858 and 317,023 shares outstanding at December 31, 2022 and December 31, 2021, respectively	4,719	4,359
Class B common stock, par value $0.01 per share; 150,000 shares authorized; 45,884 shares issued and outstanding at each of December 31, 2022 and December 31, 2021, convertible into Class A common stock	459	459
Additional paid-in capital	2,559,418	2,451,135
Treasury stock, at cost: 146,076 and 118,921 shares of Class A common stock at December 31, 2022 and December 31, 2021, respectively	(711,454)	(623,734)
Retained deficit	(1,138,066)	(1,171,919)
Accumulated other comprehensive income (loss)	(45,431)	(40,548)
Total stockholders’ equity	669,645	619,752
Noncontrolling interest in subsidiaries	63,563	43,563
Total equity	733,208	663,315
Total liabilities, redeemable partnership interest, and equity	$3,074,971	$3,342,166
The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Commissions	$1,281,294	$1,541,900	$1,567,668
Principal transactions	365,507	327,761	351,633
Fees from related parties	14,734	14,856	25,754
Data, software and post-trade	96,389	89,963	81,920
Interest and dividend income	21,007	21,977	12,332
Other revenues	16,371	18,907	17,454
Total revenues	1,795,302	2,015,364	2,056,761
Expenses:
Compensation and employee benefits	853,165	1,271,340	1,132,557
Equity-based compensation and allocations of net income to limited partnership units and FPUs	251,071	256,164	183,545
Total compensation and employee benefits	1,104,236	1,527,504	1,316,102
Occupancy and equipment	157,491	188,322	192,837
Fees to related parties	25,662	24,030	23,618
Professional and consulting fees	68,775	67,884	74,072
Communications	108,096	117,502	121,646
Selling and promotion	49,215	38,048	38,234
Commissions and floor brokerage	58,277	64,708	59,376
Interest expense	57,932	69,329	76,607
Other expenses	87,431	80,888	89,045
Total expenses	1,717,115	2,178,215	1,991,537
Other income (losses), net:
Gains (losses) on divestitures and sale of investments	(1,029)	312,941	394
Gains (losses) on equity method investments	10,920	6,706	5,023
Other income (loss)	9,373	19,705	1,580
Total other income (losses), net	19,264	339,352	6,997
Income (loss) from operations before income taxes	97,451	176,501	72,221
Provision (benefit) for income taxes	38,584	23,013	21,303
Consolidated net income (loss)	$58,867	$153,488	$50,918
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	10,155	29,481	5,856
Net income (loss) available to common stockholders	$48,712	$124,007	$45,062
Per share data:
Basic earnings (loss) per share
Net income (loss) available to common stockholders	$48,712	$124,007	$45,062
Basic earnings (loss) per share	$0.13	$0.33	$0.12
Basic weighted-average shares of common stock outstanding	371,561	379,215	361,736
Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$63,479	$173,995	$64,787
Fully diluted earnings (loss) per share	$0.13	$0.32	$0.12
Fully diluted weighted-average shares of common stock outstanding	499,414	540,020	546,848
The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Consolidated net income (loss)	$58,867	$153,488	$50,918
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5,668)	(13,747)	6,457
Benefit plans	—	301	(1,840)
Total other comprehensive income (loss), net of tax	(5,668)	(13,446)	4,617
Comprehensive income (loss)	53,199	140,042	55,535
Less: Comprehensive income (loss) attributable to noncontrolling interest in subsidiaries, net of tax	9,370	27,653	6,301
Comprehensive income (loss) attributable to common stockholders	$43,829	$112,389	$49,234
The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$58,867	$153,488	$50,918
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Gain on Insurance Business Disposition	—	(312,941)	—
Fixed asset depreciation and intangible asset amortization	75,054	81,874	85,422
Employee loan amortization and reserves on employee loans	49,533	217,655	67,032
Equity-based compensation and allocations of net income to limited partnership units and FPUs	251,071	256,164	183,545
Deferred compensation expense	(542)	347	630
Losses (gains) on equity method investments	(10,920)	(6,706)	(1,126)
Unrealized/realized losses (gains) on financial instruments owned, at fair value and other investments	1,208	17	73
Amortization of discount (premium) on notes payable	2,801	3,592	4,187
Impairment of fixed assets, intangible assets and investments	6,139	11,246	11,431
Deferred tax provision (benefit)	(14,628)	(11,947)	(16,549)
Change in estimated acquisition earn-out payables	1,034	4,285	4,661
Forfeitures of Class A common stock	(263)	(553)	—
Loss (gain) on divestiture	1,029	—	—
Other	(1,914)	(4,915)	2,730
Consolidated net income (loss), adjusted for non-cash and non-operating items	418,469	391,606	392,954
Decrease (increase) in operating assets:
Financial instruments owned, at fair value	2,383	17,626	(1,346)
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	222,567	(482,669)	246,498
Accrued commissions receivable, net	6,287	(101,314)	44,389
Loans, forgivable loans and other receivables from employees and partners, net	(61,205)	(38,571)	(149,145)
Receivables from related parties	3,621	8,377	5,465
Other assets	(8,469)	1,543	(20,074)
Increase (decrease) in operating liabilities:
Financial instruments loaned, at fair value	—	—	(13,902)
Accrued compensation	(25,178)	17,989	13,752
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	(252,490)	477,083	(236,314)
Payables to related parties	(43,782)	18,596	(37,613)
Accounts payable, accrued and other liabilities	(37,841)	106,919	57,949
Net cash provided by (used in) operating activities	$224,362	$417,185	$302,613
CASH FLOWS FROM INVESTING ACTIVITIES:
Gross proceeds from Insurance Business Disposition	$—	$534,916	$—
Cash and restricted cash transferred as part of Insurance Business Disposition	—	(369,407)	—
Proceeds from disposal of subsidiary	512	—	—
Purchases of fixed assets	(10,591)	(10,112)	(30,829)
Capitalization of software development costs	(48,169)	(43,178)	(54,342)
Purchase of equity method investments	(588)	(1,115)	(1,458)
Proceeds from equity method investments	6,118	10,029	4,326
Payments for acquisitions, net of cash acquired	—	—	(7,871)
Proceeds from sale of financial instruments owned, at fair value	—	—	14,237
Purchase of other assets	(612)	—	(2,000)
Net cash provided by (used in) investing activities	$(53,330)	$121,133	$(77,937)

BGC PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt and collateralized borrowings	$(6,391)	$(566,244)	$(357,789)
Issuance of debt and collateralized borrowings, net of deferred issuance costs	(75)	298,419	524,396
Earnings distributions to limited partnership interests and other noncontrolling interests	(28,877)	(52,169)	(63,109)
Redemption and repurchase of limited partnership interests	(76,219)	(110,565)	(47,613)
Dividends to stockholders	(14,859)	(15,098)	(60,440)
Repurchase of Class A common stock	(103,888)	(365,398)	(6)
Proceeds from sale of Cantor Units in BGC Holdings	1,487	7,894	—
Pre-acquisition cash capital contribution to Futures Exchange Group	—	3,845	—
Acquisition of Futures Exchange Group	—	(9,022)	—
Payments on acquisition earn-outs	(4,384)	(11,199)	(8,540)
Net cash provided by (used in) financing activities	$(233,206)	$(819,537)	$(13,101)
Effect of exchange rate changes on Cash and cash equivalents, and Cash segregated under regulatory requirements	(2,615)	(5,388)	993
Net increase (decrease) in Cash and cash equivalents, and Cash segregated under regulatory requirements	(64,789)	(286,607)	212,568
Cash and cash equivalents, and Cash segregated under regulatory requirements at beginning of period	566,799	853,406	640,838
Cash and cash equivalents, and Cash segregated under regulatory requirements at end of period	$502,010	$566,799	$853,406
Supplemental cash information:
Cash paid during the period for taxes	$35,782	$43,357	$41,910
Cash paid during the period for interest	53,655	66,450	69,572
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$34,889	$157,547	$11,388
Issuance of Class A and contingent Class A common stock and limited partnership interests for acquisitions	2,710	1,160	1,578
ROU assets and liabilities	44,123	7,367	34,456
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

BGC PARTNERS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Year Ended December 31, 2022
(in thousands, except share amounts)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2022	$4,359	$459	$2,451,135	$(623,734)	$(1,171,919)	$(40,548)	$43,563	$663,315
Consolidated net income (loss)	—	—	—	—	48,712	—	10,155	58,867
Other comprehensive income (loss), net of tax	—	—	—	—	—	(4,883)	(785)	(5,668)
Equity-based compensation, 3,284,120 shares	33	—	10,599	—	—	—	3,314	13,946
Dividends to common stockholders	—	—	—	—	(14,859)	—	—	(14,859)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(7,598)	(7,598)
Grant of exchangeability and redemption of limited partnership interests, issuance of 30,998,136 shares	310	—	92,245	—	—	—	30,286	122,841
Issuance of Class A common stock (net of costs), 500,697 shares	5	—	3,780	—	—	—	17	3,802
Redemption of FPUs, 113,203 units	—	—	—	—	—	—	(249)	(249)
Repurchase of Class A common stock, 27,086,884 shares	—	—	—	(87,507)	—	—	(16,381)	(103,888)
Forfeiture of Class A common stock, 66,693 shares	—	—	(8)	(213)	—	—	(41)	(262)
Contributions of capital to and from Cantor for equity-based compensation	—	—	(1,946)	—	—	—	(624)	(2,570)
Grant of exchangeability, redemption of limited partnership interests and issuance of Class A common stock and RSUs for acquisitions, 1,205,767 shares	12	—	2,279	—	—	—	419	2,710
Cantor purchase of Cantor units from BGC Holdings upon redemption of FPUs, 833,515 units	—	—	—	—	—	—	1,487	1,487
Other	—	—	1,334	—	—	—	—	1,334
Balance, December 31, 2022	$4,719	$459	$2,559,418	$(711,454)	$(1,138,066)	$(45,431)	$63,563	$733,208

	For the Year Ended December 31,
	2022	2021	2020
Dividends declared per share of common stock	$0.04	$0.04	$0.17
Dividends declared and paid per share of common stock	$0.04	$0.04	$0.17
The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Organization and Basis of Presentation
Business Overview
BGC Partners, Inc. is a leading global financial brokerage and technology company servicing the global financial markets. Through brands including BGC®, Fenics®, GFI®, Sunrise Brokers™, Poten & Partners®, and RP Martin®, among others, the Company's businesses specialize in the brokerage of a broad range of products, including fixed income such as government bonds, corporate bonds, and other debt instruments, as well as related interest rate derivatives and credit derivatives. Additionally, the Company provides brokerage products across FX, Equities, Energy and Commodities, Shipping, and Futures and Options. The Company's businesses also provide a wide variety of services, including trade execution, connectivity solutions, brokerage services, clearing, trade compression, and other post-trade services, information, and other back-office services to a broad assortment of financial and non-financial institutions.
BGC Partners’ integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use the Company's Voice, Hybrid, or in many markets, Fully Electronic brokerage services in connection with transactions executed either OTC or through an exchange. Through the Company's Fenics® group of electronic brands, BGC Partners offers a number of market infrastructure and connectivity services, including the Company's Fully Electronic marketplaces, and the Fully Electronic brokerage of certain products that also may trade via the Company's Voice and Hybrid execution platforms. The full suite of Fenics® offerings includes the Company's Fully Electronic and Hybrid brokerage, market data and related information services, trade compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions. Fenics® brands also operate under the names Fenics®, FMX™, FMX Futures Exchange™, Fenics Markets Xchange™, Fenics Futures

Exchange™, Fenics UST™, Fenics FX™, Fenics Repo™, Fenics Direct™, Fenics MID™, Fenics Market Data™, Fenics GO™, Fenics PortfolioMatch™, kACE2®, and Lucera®.
BGC, BGC Partners, BGC Trader, GFI, GFI Ginga, CreditMatch, Fenics, Fenics.com, FMX, Sunrise Brokers, Poten & Partners, RP Martin, kACE2, Capitalab, Swaptioniser, CBID, and Lucera are trademarks/service marks, and/or registered trademarks/service marks of BGC Partners, Inc. and/or its affiliates.
The Company’s customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, and investment firms. BGC Partners has dozens of offices globally in major markets including New York and London, as well as in Bahrain, Beijing, Bogotá, Brisbane, Cape Town, Chicago, Copenhagen, Dubai, Dublin, Frankfurt, Geneva, Hong Kong, Houston, Johannesburg, Madrid, Manila, Melbourne, Mexico City, Miami, Milan, Monaco, Nyon, Paris, Perth, Rio de Janeiro, Santiago, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tel Aviv, Tokyo, Toronto, and Zurich.
Basis of Presentation
The Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC and in conformity with U.S. GAAP. The Company’s Consolidated Financial Statements include the Company’s accounts and all subsidiaries in which the Company has a controlling interest. Intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.
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
During the second quarter of 2022, the Company combined "Realized losses (gains) on marketable securities", "Unrealized losses (gains) on marketable securities", and "Losses (gains) on other investments" on the unaudited Condensed Consolidated Statements of Cash Flows into "Losses (gains) on marketable securities and other investments". The recognition of gains and losses related to these investments are similar in nature and immaterial to the financial statements in 2022 and 2021.
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
Spin-Off of Newmark
On November 30, 2018, the Company completed the Spin-Off. See Note 2—"Limited Partnership Interests in BGC Holdings and Newmark Holdings," and Note 13—"Related Party Transactions" for more information.

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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, and borrowings) necessitated by reference rate reform as entities transition away from LIBOR and other interbank offered rates to alternative reference rates. This ASU also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. Application of the guidance is optional and only available in certain situations. The ASU is effective upon issuance and generally can be applied through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this standard are elective and principally apply to entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform (referred to as the “discounting transition”). The standard expands the scope of ASC 848, Reference Rate Reform and allows entities to elect optional expedients to derivative contracts impacted by the discounting transition. Similar to ASU No. 2020-04, provisions of this ASU are effective upon issuance and generally can be applied through December 31, 2022. During the first quarter of 2022, the Company elected to apply the practical expedients to modifications of qualifying contracts as continuation of the existing contract rather than as a new contract. The adoption of the new guidance did not have an impact on the Company's Consolidated Financial Statements.
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The standard is expected to reduce complexity and improve comparability of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The ASU also enhances information transparency by making targeted improvements to the related disclosures guidance. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. BGC adopted the standard on the required effective date beginning January 1, 2022, and it was applied using a modified retrospective method of transition. The adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements.
In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The standard requires business entities to make annual disclosures about transactions with a government they account for by analogizing to a grant or contribution accounting model. The guidance is aimed at increasing transparency about government assistance transactions that are not in the scope of other U.S. GAAP guidance. The ASU requires disclosure of the nature and significant terms and considerations of the transactions, the accounting policies used and the effects of those transactions on an entity’s financial statements. The new standard became effective for the Company’s financial statements issued for annual reporting periods beginning on January 1, 2022, and it will be applied prospectively. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.
New Accounting Pronouncements
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The standard improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability, as well as payment terms and their effect on subsequent revenue recognized by the acquirer. The ASU requires companies to apply guidance in ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination, and, thus, creates an exception to the general recognition and measurement principle in ASC 805, Business Combinations. The new standard became effective for the Company beginning January 1, 2023, and will be applied prospectively for business combinations occurring on or after the effective date. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The guidance is intended to improve the decision usefulness of information provided to investors about certain loan refinancings, restructurings, and write-offs. The standard eliminates the recognition and measurement guidance on TDRs for creditors that have adopted ASC 326, Financial Instruments — Credit Losses and requires them to make enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. The new guidance also requires public business entities to present current-period gross write-offs (on a current year-to-date basis for interim-period disclosures) by year of origination in their vintage disclosures. The new standard became effective for the Company beginning January 1, 2023. The guidance for recognition and measurement of TDRs will be applied using a prospective transition method, and the amendments related to disclosures will be applied prospectively. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Debt Restructurings Disclosure of Supplier Finance Program Obligations. The guidance requires entities to disclose the key terms of supplier finance programs they use in connection with the purchase of goods and services along with information about their obligations under these programs, including a rollforward of those obligations. The new standard became effective for the Company beginning on January 1, 2023, except for the rollforward requirement, which is effective beginning January 1, 2024. The guidance requires retrospective application to all periods in which a balance sheet is presented, except for the rollforward requirement, which will be applied prospectively. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting provided optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The ASU was effective upon issuance and generally could be applied through December 31, 2022. Because the current relief in ASC 848, Reference Rate Reform may not cover a period of time during which a significant number of modifications may take place, the amendments in ASU No. 2022-06 defer the sunset date from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in ASC 848. The ASU is effective upon issuance. Management is currently evaluating the impact of the new standard on the Company’s consolidated financial statements.
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
As a result of the Separation, limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time who held a BGC Holdings limited partnership interest received a corresponding Newmark Holdings limited partnership interest, determined by the Contribution Ratio, which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2, divided by the Exchange Ratio. Initially, the Exchange Ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the Exchange Ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. The Exchange Ratio as of December 31, 2022 equaled 0.9303.
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
Other Income (Losses), Net:
Gains (Losses) on Divestitures and Sale of Investments:
Gains (losses) on divestitures and sale of investments is comprised of gains and losses recorded in connection with the divestiture of certain businesses or sale of investments (see Note 5—“Divestitures”).
Gains (Losses) on Equity Method Investments:
Gains (losses) on equity method investments represent the Company’s pro-rata share of the net gains and losses on investments over which the Company has significant influence but which it does not control.

Other Income (Loss):
Other income (loss) is primarily comprised of gains and losses associated with the movements related to the changes in fair value and/or hedges of Financial instruments owned, at fair value equity securities and investments carried under the measurement alternative (see Note 8—“Financial Instruments Owned, at Fair Value” and Note 14—“Investments”).
Segments:
The Company has one reportable segment (see Note 22—“Segment, Geographic and Product Information”).
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
Financial Instruments Owned, at Fair Value:
Financial instruments owned, at fair value primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes as well as equity securities with readily determinable fair value, foreign government bonds, and corporate bonds. Debt securities presented within Financial instruments owned, at fair value are classified as trading and marked-to-market daily based on current listed market prices (or, when applicable, broker or dealer quotes), with the resulting gains and losses included in operating income in the current period. Unrealized and realized gains and losses from changes in fair value of these debt securities are included as part of “Principal transactions” in the Company’s Consolidated Statements of Operations. In accordance with the guidance on recognition and measurement of equity investments with readily determinable fair value, the Company carries these equity securities at fair value and recognizes any changes in fair value currently within “Other income (loss)” in the Company’s Consolidated Statements of Operations. See Note 8—“Financial Instruments Owned, at Fair Value” for additional information.
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
See Note 12—“Fair Value of Financial Assets and Liabilities” for more information on the fair value of financial assets and liabilities.
Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers:
Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent principal transactions for which the stated settlement dates have not yet been reached and principal transactions which have not settled as of their stated settlement dates, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, and spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges. Also included are amounts related to open derivative contracts, which are generally executed on behalf of the Company’s customers. A portion of the unsettled principal transactions and open derivative contracts that constitute receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers are with related parties (see Note 13—“Related Party Transactions” for more information regarding these receivables and payables).
Current Expected Credit Losses (CECL)
In accordance with the U.S. GAAP guidance, Financial Instruments—Credit Losses, the Company presents its financial assets that are measured at amortized cost, net of an allowance for credit losses, which represents the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets carried at amortized cost, as well as changes to expected lifetime credit losses during the period, are recognized in earnings. The CECL methodology’s impact on expected credit losses, among other things, reflects the Company’s view of the current state of the economy, forecasted macroeconomic conditions and the Company’s portfolios. Refer to Note 25—“Current Expected Credit Losses (CECL)” for additional information.
Accrued Commissions and Other Receivables, Net:
The Company has accrued commissions receivable from securities and commodities transactions. Accrued commissions receivable are presented net of allowance for doubtful accounts of approximately $16.3 million and $9.9 million as of December 31, 2022 and 2021, respectively. The allowance is based on management’s estimate and reviewed periodically based on the facts and circumstances of each outstanding receivable.
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
The PD rate is sourced from Moody’s Annual Default Study for Corporates and it corresponds to the 1983-2022 average 1-year default rate by rating. The Moody’s quarterly updated data is used as well, if deemed appropriate. A significant number of the Company’s counterparties are publicly rated, and, therefore, the Moody’s PD rate is used as a proxy based on the counterparty’s external rating. In addition, the Company maintains internal obligor ratings that map to Moody’s long-term ratings.

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
The macroeconomic adjustment is based on an average of the outlook scenarios for changes in the Real GDP growth rate for advanced economies over the next year. Historical and forecast data for this metric is obtained from the International Monetary Fund’s World Economic Outlook database. The Company believes that changes in expected credit losses for its counterparties are impacted by changes in broad economic activity and, therefore, determined that the Real GDP growth rate was a reasonable metric to evaluate for macroeconomic adjustments. Further, given that the Company’s receivables are related to counterparties with global operations, management sourced the data for this metric as applicable to advanced economies. The Company notes that, given the short-term nature of these receivables, a forecast beyond 1 year is neither required nor appropriate, and, therefore, the adjustment also covers the approximated life of these assets with no need for reversion.
In the Company’s capacity as an insurance agent and broker, BGC collected premiums from insureds and, after deducting its commission, remitted the premiums to the respective insurers. BGC also collected claims or refunds from insurers on behalf of insureds. Uncollected premiums from insureds and uncollected claims or refunds from insurers were recorded as “Accrued commissions and other receivables, net”, and the corresponding unremitted insurance premiums and claims held in a fiduciary capacity were recorded as “Accounts payable, accrued and other liabilities” in the Company’s consolidated statements of financial condition. The Company sold its Insurance brokerage business on November 1, 2021 (see Note 5—"Divestitures" for additional information).
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
In accordance with the guidance on recognition and measurement of equity investments, the Company has elected to use a measurement alternative for its equity investments without a readily determinable fair value, pursuant to which these investments are initially recognized at cost and remeasured through earnings when there is an observable transaction involving the same or similar investment of the same issuer, or due to an impairment. The Company evaluates potential impairment of equity method investments when a change in circumstances occurs, by applying the U.S. GAAP guidance, under investments - Equity Method and Joint Ventures, and assessing whether the carrying amount can be recovered. See Note 12—“Fair Value of Financial Assets and Liabilities” and Note 14—“Investments” for additional information.
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
BGC determines whether an arrangement is a lease at inception. ROU lease assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent BGC’s obligation to make lease payments arising from the lease. Other than for leases with an initial term of twelve months or less, ROU lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The ROU lease asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. Lease expense pertaining to leases is recognized on a straight-line basis over the lease term. Interest expense on finance leases is recognized using the effective interest method over the lease term. Refer to Note 24—“Leases” for additional information.
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
Equity-Based Compensation:
The Company accounts for equity-based compensation awards using the guidance in ASC 718, Compensation - Stock Compensation. Equity-based compensation expense recognized during the period, for equity-based awards with a stated vesting schedule, is based on the value of the portion of equity-based payment awards that is ultimately expected to vest. The grant-date fair value of equity-based awards with a stated vesting schedule is amortized to expense ratably over the awards’ vesting periods. As this equity-based compensation expense recognized in the Company’s consolidated statements of operations is based on awards ultimately expected to vest, it has been reviewed for estimated forfeitures. Further, forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In addition, equity-based compensation for LPU awards with no stated vesting schedule, is recognized at fair value on the date the award is granted exchangeability or is redeemed in connection with the issuance of shares of common stock.
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
Restricted Stock:
Restricted stock provided to certain employees by the Company is accounted for as an equity award, and as per the U.S. GAAP guidance, the Company is required to record an expense for the portion of the restricted stock that is ultimately expected to vest. The Company has granted restricted stock that is fully vested and not subject to continued employment or service with the Company or any affiliate or subsidiary of the Company; however, transferability is subject to compliance with BGC Partners’ and its affiliates’ customary noncompete obligations. Such shares of restricted stock are generally salable by partners in five to ten years. Because the restricted stock is not subject to continued employment or service, the grant-date fair value of the restricted stock is expensed on the date of grant. The non-cash equity-based expense is reflected as a component of “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the Company’s consolidated statements of operations.
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
4.     Acquisitions
There were no acquisitions completed by the Company for the year ended December 31, 2022.
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
5.    Divestitures
On November 1, 2021, the Company successfully completed the Insurance Business Disposition and, after closing adjustments, received $534.9 million in gross cash proceeds, subject to limited post-closing adjustments. As a result of this sale, the Company recognized a $312.9 million gain, net of banking fees, other professional fees, and compensation expenses, which was included in “Gains (losses) on divestitures and sale of investments” in the Company's Consolidated Statements of Operations for the year ended December 31, 2021. CF&Co served as advisor to the Company in connection with the transaction, and as a result, the banking fees included $4.4 million paid to Cantor upon closing of the transaction.

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
Basic Earnings Per Share:
The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Basic earnings (loss) per share:
Net income (loss) available to common stockholders	$48,712	$124,007	$45,062
Basic weighted-average shares of common stock outstanding	371,561	379,215	361,736
Basic earnings (loss) per share	$0.13	$0.33	$0.12
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

The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Fully diluted earnings (loss) per share:
Net income (loss) available to common stockholders	$48,712	$124,007	$45,062
Allocations of net income (loss) to limited partnership interests, net of tax	14,767	49,988	19,725
Net income (loss) for fully diluted shares	$63,479	$173,995	$64,787
Weighted-average shares:
Common stock outstanding	371,561	379,215	361,736
Partnership units¹	124,738	155,356	183,130
RSUs (Treasury stock method)	1,913	4,074	737
Other	1,202	1,375	1,245
Fully diluted weighted-average shares of common stock outstanding	499,414	540,020	546,848
Fully diluted earnings (loss) per share	$0.13	$0.32	$0.12
____________________________________
1    Partnership units collectively include FPUs, LPUs, and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for more information).
For the years ended December 31, 2022, 2021 and 2020, approximately 0.5 million, 0.1 million and 0.7 million of potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the year ended December 31, 2022 included 0.5 million RSUs. Anti-dilutive securities for the year ended December 31, 2021 included 0.1 million RSUs. Anti-dilutive securities for the year ended December 31, 2020 included 0.7 million RSUs.
As of December 31, 2022, 2021 and 2020, approximately 50.2 million, 36.4 million and 27.7 million shares, respectively, of contingent shares of BGC Class A common stock, N units, RSUs, and LPUs were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the respective periods.
7.    Stock Transactions and Unit Redemptions
Class A Common Stock
Changes in shares of BGC Class A common stock outstanding for the years ended December 31, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Shares outstanding at beginning of period	317,023	323,018
Share issuances:
Redemptions/exchanges of limited partnership interests¹	30,998	58,025
Vesting of RSUs	3,284	2,167
Acquisitions	1,206	1,789
Other issuances of BGC Class A common stock	501	417
Treasury stock repurchases	(27,087)	(68,253)
Forfeitures of restricted BGC Class A common stock	(67)	(140)
Shares outstanding at end of period	325,858	317,023
____________________________________
1.    Included in redemptions/exchanges of limited partnership interests for the year ended December 31, 2022 are 20.9 million shares of BGC Class A common stock granted in connection with the cancellation of 21.4 million LPUs. Included in redemption/exchanges of limited partnership interests for the year ended December 31, 2021, are 27.5 million shares of BGC Class A common stock granted in connection with the cancellation of 29.7 million LPUs. Because LPUs are included in the Company’s fully diluted share count, if dilutive, redemptions/exchanges in connection with the issuance of BGC Class A common stock would not impact the fully diluted number of shares outstanding.

Class B Common Stock
The Company did not issue any shares of BGC Class B common stock during the years ended December 31, 2022 and 2021. As of December 31, 2022 and 2021, there were 45.9 million shares of BGC Class B common stock outstanding.
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
Unit Redemptions and Share Repurchase Program
The Company’s Board and Audit Committee have authorized repurchases of BGC Class A common stock and redemptions of limited partnership interests or other equity interests in the Company’s subsidiaries. On August 3, 2021, the Company’s Board and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. Again, on November 4, 2022, the Board and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of December 31, 2022, the Company had $376.4 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units.
The tables below represent the units redeemed and/or shares repurchased for cash and does not include units redeemed/cancelled in connection with the grant of shares of BGC Class A common stock nor the limited partnership interests exchanged for shares of BGC Class A common stock. The gross unit redemptions and share repurchases of BGC Class A common stock during the year ended December 31, 2022 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted- Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That Could Be Redeemed/ Purchased Under the Program at December 31, 2022
Redemptions[1]
January 1, 2022—March 31, 2022	43	$4.01
April 1, 2022—June 30, 2022	1,010	3.81
July 1, 2022—September 30, 2022	214	3.91
October 1, 2022—December 31, 2022	99	3.88
Total Redemptions	1,366	$3.84
Repurchases[2]
January 1, 2022—March 31, 2022	—	$—
April 1, 2022—June 30, 2022	8,745	3.36
July 1, 2022—September 30, 2022	12,397	4.03
October 1, 2022—October 31, 2022	307	3.93
November 1, 2022—November 30, 2022	3,834	3.99
December 1, 2022—December 31, 2022	1,804	4.48
Total Repurchases	27,087	3.84
Total Redemptions and Repurchases	28,453	$3.84	$376,413
____________________________________
1.    During the year ended December 31, 2022, the Company redeemed 1.3 million LPUs at an aggregate redemption price of $4.9 million for a weighted-average price of $3.87 per unit and 0.1 million FPUs at an aggregate redemption price of $0.4 million for a weighted-average price of $3.41 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 20.9 million shares of BGC Class A common stock during the year ended December 31, 2022, nor the limited partnership interests exchanged for 10.8 million shares of BGC Class A common stock during the year ended December 31, 2022.
2.    During the year ended December 31, 2022, the Company repurchased 27.1 million shares of BGC Class A common stock at an aggregate price of $103.9 million for a weighted-average price of $3.84 per share.
The gross unit redemptions and share repurchases of BGC Class A common stock during the year ended December 31, 2021 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted- Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That Could Be Redeemed/ Purchased Under the Program at December 31, 2021
Redemptions[1]
January 1, 2021—March 31, 2021	20	$4.40
April 1, 2021—June 30, 2021	4,715	5.82
July 1, 2021—September 30, 2021	73	5.14
October 1, 2021—December 31, 2021	38	5.37
Total Redemptions	4,846	$5.80
Repurchases[2]
January 1, 2021—March 31, 2021	965	$4.56
April 1, 2021—June 30, 2021	16,542	6.25
July 1, 2021—September 30, 2021	24,433	5.19
October 1, 2021—December 31, 2021	26,313	4.97
Total Repurchases	68,253	5.35
Total Redemptions and Repurchases	73,099	$5.38	$191,809
____________________________________

1.    During the year ended December 31, 2021, the Company redeemed 4.7 million LPUs at an aggregate redemption price of $27.5 million for a weighted-average price of $5.83 per unit and 0.1 million FPUs at an aggregate redemption price of $0.6 million for a weighted-average price of $4.86 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 27.5 million shares of BGC Class A common stock during the year ended December 31, 2021, nor the limited partnership interests exchanged for 32.2 million shares of BGC Class A common stock during the year ended December 31, 2021.
2.    During the year ended December 31, 2021, the Company repurchased 68.3 million shares of BGC Class A common stock at an aggregate price of $365.4 million for a weighted-average price of $5.35 per share.
Redeemable Partnership Interest
The changes in the carrying amount of FPUs for the years ended December 31, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Balance at beginning of period	$18,761	$20,674
Consolidated net income allocated to FPUs	968	2,031
Earnings distributions	(2,041)	(957)
FPUs exchanged	(1,339)	(1,129)
FPUs redeemed	(830)	(1,858)
Balance at end of period	$15,519	$18,761
8.    Financial Instruments Owned, at Fair Value
Financial instruments owned, at fair value primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total Financial instruments owned, at fair value were $39.3 million and $41.2 million as of December 31, 2022 and 2021, respectively. For additional information, see Note 12—“Fair Value of Financial Assets and Liabilities.”
These instruments are measured at fair value, with any changes in fair value recognized in earnings in the Company's Consolidated Statements of Operations. The Company recognized unrealized net losses of $97.8 thousand and unrealized net gains of $41.3 thousand as of December 31, 2022 and 2021, respectively, related to the mark-to-market adjustments on such instruments.
9.    Collateralized Transactions
Repurchase Agreements
Securities sold under Repurchase Agreements are accounted for as collateralized financing transactions and are recorded at the contractual amount for which the securities will be repurchased, including accrued interest. As of both December 31, 2022, and 2021, the Company had not facilitated any Repurchase Agreements for the purpose of financing fails.
10.    Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers
Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts (see Note 11—“Derivatives”). As of December 31, 2022 and December 31, 2021, Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers[1]:
Contract values of fails to deliver	$404,076	$640,696
Receivables from clearing organizations	132,149	118,979
Other receivables from broker-dealers and customers	19,693	14,386
Net pending trades	—	5,506
Open derivative contracts	3,762	2,879
Total	$559,680	$782,446
Payables to broker-dealers, clearing organizations, customers and related broker-dealers[1]:
Contract values of fails to receive	$362,682	$617,018
Payables to clearing organizations	16,855	22,679
Other payables to broker-dealers and customers	15,871	13,732
Net pending trades	1,634	—
Open derivative contracts	7,633	2,849
Total	$404,675	$656,278
____________________________
1.Includes receivables and payables with Cantor. See Note 13—“Related Party Transactions” for additional information.
Excluding unsettled trades impacted by Russia's Invasion of Ukraine, substantially all open fails to deliver, open fails to receive and pending trade transactions as of December 31, 2022 have subsequently settled at the contracted amounts. See Note 19 — "Commitments, Contingencies and Guarantees" for additional information related to the potential loss associated with Russia's Invasion of Ukraine.
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

The fair value of derivative contracts, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	December 31, 2022			December 31, 2021
Derivative contract	Assets	Liabilities	Notional Amounts[1]	Assets	Liabilities	Notional Amounts[1]
FX swaps	$3,134	$5,796	$586,020	$2,487	$1,490	$571,280
Forwards	603	569	197,278	392	419	207,966
Interest rate swaps	25	—	2,114,412	—	—	—
Futures	—	1,268	4,253,088	—	940	3,914,813
Total	$3,762	$7,633	$7,150,798	$2,879	$2,849	$4,694,059
____________________________________
1.Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of the Company’s derivative activity, and do not represent anticipated losses.
Certain of the Company’s FX swaps are with Cantor. See Note 13—“Related Party Transactions” for additional information related to these transactions.
The replacement costs of contracts in a gain position were $3.8 million and $2.9 million, as of December 31, 2022 and 2021, respectively.
The following tables present information about the offsetting of derivative instruments as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition
Assets
FX swaps	$3,623	$(489)	$3,134
Forwards	746	(143)	603
Interest rate swaps	895	(870)	25
Futures	64,769	(64,769)	—
Total derivative assets	$70,033	$(66,271)	$3,762
Liabilities
FX swaps	$6,285	$(489)	$5,796
Futures	66,037	(64,769)	1,268
Forwards	712	(143)	569
Interest rate swaps	870	(870)	—
Total derivative liabilities	$73,904	$(66,271)	$7,633

	December 31, 2021
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition
Assets
Forwards	$452	$(60)	$392
FX swaps	3,025	(538)	2,487
Futures	70,497	(70,497)	—
Total derivative assets	$73,974	$(71,095)	$2,879
Liabilities
FX swaps	$2,028	$(538)	$1,490
Forwards	479	(60)	419
Futures	71,437	(70,497)	940
Total derivative liabilities	$73,944	$(71,095)	$2,849
There were no additional balances in gross amounts not offset as of December 31, 2022 and 2021, respectively.
The change in fair value of derivative contracts is reported as part of “Principal transactions” in the Company’s Consolidated Statements of Operations.
The table below summarizes gains and (losses) on derivative contracts for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31, 2022
Derivative contract	2022	2021	2020
Futures	$16,388	$10,902	$10,100
FX swaps	2,466	182	381
FX/commodities options	331	225	293
Interest rate swaps	25	—	—
Forwards	—	(43)	97
Gains, net	$19,210	$11,266	$10,871
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

The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	Assets at Fair Value at December 31, 2022
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Financial instruments owned, at fair value - Domestic Government debt	$31,175	$—	$—	$—	$31,175
Financial instruments owned, at fair value - Foreign government debt	—	7,678	—	—	7,678
Financial instruments owned, at fair value - Equities	466	—	—	—	466
FX swaps	—	3,623	—	(489)	3,134
Forwards	—	746	—	(143)	603
Interest rate swaps	—	895	—	(870)	25
Futures	—	64,769	—	(64,769)	—
Total	$31,641	$77,711	$—	$(66,271)	$43,081

	Liabilities at Fair Value at December 31, 2022
	Level 1	Level 2	Level 3	Netting and Collateral	Total
FX swaps	$—	$6,285	$—	$(489)	$5,796
Futures	—	66,037	—	(64,769)	1,268
Forwards	—	712	—	(143)	569
Interest rate swaps	—	870	—	(870)	—
Contingent consideration	—	—	24,279	—	24,279
Total	$—	$73,904	$24,279	$(66,271)	$31,912

	Assets at Fair Value at December 31, 2021
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Financial instruments owned, at fair value - Domestic Government debt	$30,956	$—	$—	$—	$30,956
Financial instruments owned, at fair value - Foreign government debt	—	9,646	—	—	9,646
Financial instruments owned, at fair value - Equities	641	—	—	—	641
Financial instruments owned, at fair value - Corporate bonds	—	1	—	—	1
Forwards	—	452	—	(60)	392
FX swaps	—	3,025	—	(538)	2,487
Futures	—	70,497	—	(70,497)	—
Total	$31,597	$83,621	$—	$(71,095)	$44,123

	Liabilities at Fair Value at December 31, 2021
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Futures	$—	$71,437	$—	$(70,497)	$940
FX swaps	—	2,028	—	(538)	1,490
Forwards	—	479	—	(60)	419
Contingent consideration	—	—	29,756	—	29,756
Total	$—	$73,944	$29,756	$(71,095)	$32,605

Level 3 Financial Liabilities
Changes in Level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2022 were as follows (in thousands):

							Unrealized (gains) Losses for the period included in:
	Opening Balance as of January 1, 2022	Total realized and unrealized (gains) losses included in Net income (loss)[1]	Unrealized (gains) losses included in Other comprehensive income (loss)[2]	Purchases/ Issuances	Sales/ Settlements	Closing Balance at December 31, 2022	Net income (loss) on Level 3 Assets / Liabilities Outstanding at December 31, 2022	Other comprehensive income (loss) on Level 3 Assets / Liabilities Outstanding at December 31, 2022
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$29,756	$1,034	$—	$—	$(6,511)	$24,279	$1,034	$—
_______________________________________
1.Realized and unrealized gains (losses) are reported in "Other income (loss)," in the Company’s Consolidated Statements of Operations.
2.Unrealized gains (losses) are reported in “Foreign currency translation adjustments,” in the Company’s Consolidated Statements of Comprehensive Income (Loss).
Changes in Level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2021 were as follows (in thousands):

							Unrealized (gains) Losses for the period included in:
	Opening Balance as of January 1, 2021	Total realized and unrealized (gains) losses included in Net income (loss)[1]	Unrealized (gains) losses included in Other comprehensive income (loss)[2]	Purchases/ Issuances	Sales/ Settlements	Closing Balance at December 31, 2021	Net income (loss) on Level 3 Assets / Liabilities Outstanding at December 31, 2021	Other comprehensive income (loss) on Level 3 Assets / Liabilities Outstanding at December 31, 2021
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$39,791	$4,285	$—	$—	$(14,320)	$29,756	$4,285	$—
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
Quantitative Information About Level 3 Fair Value Measurements on a Recurring Basis
The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value as of December 31, 2022
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
				Discount rate[1]	6.8%-10.2%	9.9%
Contingent consideration	$—	$24,279	Present value of expected payments	Probability of meeting earnout and contingencies	5%-100%	71.2%[2]
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
Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of December 31, 2022 and 2021, the present value of expected payments related to the Company’s contingent consideration was $24.3 million and $29.8 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, would be $34.7 million and $40.6 million as of December 31, 2022 and 2021, respectively.
Fair Value Measurements on a Non-Recurring Basis
Pursuant to the recognition and measurement guidance for equity investments, equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. The Company applied the measurement alternative to equity securities with the fair value of approximately $83.8 million and $82.0 million, which were included in “Other assets” in the Company’s Consolidated Statements of Financial Condition as of December 31, 2022 and 2021, respectively. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.
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
For the years ended December 31, 2022, 2021 and 2020, Cantor’s share of the net profit (loss) in Tower Bridge was $0.7 million, $2.5 million and $0.8 million, respectively. This net profit is included as part of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s Consolidated Statements of Operations.
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

For the years ended December 31, 2022, 2021 and 2020, the Company recognized related party revenues of $14.7 million, $14.9 million and $25.8 million, respectively, for the services provided to Cantor. These revenues are included as part of “Fees from related parties” in the Company’s Consolidated Statements of Operations.
In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an administrative services agreement whereby certain employees of Cantor are deemed leased employees of the Company. For the years ended December 31, 2022, 2021 and 2020, the Company was charged $84.9 million, $81.9 million and $62.6 million, respectively, for the services provided by Cantor and its affiliates, of which $59.2 million, $57.9 million and $39.4 million, respectively, were to cover compensation to leased employees for the years ended December 31, 2022, 2021 and 2020. The fees charged by Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s Consolidated Statements of Operations. The fees charged by Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s Consolidated Statements of Operations.
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
As part of the purchase of the Futures Exchange Group, Cantor has agreed to indemnify the Company for certain expenses arising at the Futures Exchange Group up to a maximum of $1.0 million. As of December 31, 2022 and 2021, the Company had recorded assets of $1.0 million and $0.4 million, respectively, in the Company’s Consolidated Statements of Financial Condition for this indemnity.
In addition, the Futures Exchange Group received capital contributions from Cantor of $5.3 million and $4.6 million, for the years ended December 31, 2021 and 2020, respectively. These capital contributions were made prior to BGC's acquisition of the Futures Exchange Group. There were no capital contributions received from Cantor by the Futures Exchange Group for the year ended December 31, 2022.
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
On November 30, 2018, BGC Partners caused its subsidiary, BGC Holdings, to distribute in the BGC Holdings Distribution pro rata all of the 1.5 million exchangeable interests of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the BGC Holdings Distribution Date to its limited partners entitled to receive distributions on their BGC Holdings units who were holders of record of such units as of the Record Date (including Cantor and executive officers of BGC). The Newmark Holdings interests distributed to BGC Holdings partners in the BGC Holdings Distribution are exchangeable for shares of Newmark Class A common stock, and, in the case of the 0.4 million Newmark Holdings interests received by Cantor, also into shares of Newmark Class B common stock, at the current Exchange Ratio of 0.9303 shares of Newmark common stock per Newmark Holdings interest (subject to adjustment).

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
Other Agreements with Cantor
The Company is authorized to enter into short-term arrangements with Cantor to cover any delivery failures in connection with U.S. Treasury securities transactions and to share equally in any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of December 31, 2022, and December 31, 2021, the Company had not facilitated any Repurchase Agreements with Cantor.
To more effectively manage the Company’s exposure to changes in FX rates, the Company and Cantor have agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to FX currency hedging between the Company and Cantor. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of the Company and Cantor is utilized to determine the shares of profit or loss allocated to each for the period. During the year ended December 31, 2022, the Company recognized its share of FX losses of $0.1 million. During the years ended December 31, 2021 and 2020, the Company recognized its share of FX gains of $0.5 million and $1.5 million, respectively. These gains and losses are included as part of “Other expenses” in the Company’s Consolidated Statements of Operations.
Pursuant to the separation agreement relating to the Company’s acquisition of certain BGC businesses from Cantor in 2008, Cantor has a right, subject to certain conditions, to be the Company’s customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use market data from the Company without any cost. Any future related party transactions or arrangements between the Company and Cantor are subject to the prior approval by the Audit Committee. During the years ended December 31, 2022, 2021 and 2020, the Company recorded revenues from Cantor entities of $0.3 million, $0.1 million and $0.1 million, respectively, related to commissions paid to the Company by Cantor. These revenues are included as part of “Commissions” in the Company’s Consolidated Statements of Operations.
The Company and Cantor are authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.
In August 2013, the Audit Committee authorized the Company to invest up to $350.0 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used by the Company from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including policies related to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of December 31, 2022 and December 31, 2021, the Company did not have any investments in the program.
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
On November 23, 2018, in the Class B Issuance, BGC Partners issued 10.3 million shares of BGC Partners Class B common stock to Cantor and 0.7 million shares of BGC Partners Class B common stock to CFGM, in each case in exchange for shares of BGC Class A common stock owned by Cantor and CFGM, respectively, on a one-to-one basis pursuant to the

Exchange Agreement. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Partners by Cantor or CFGM for the Class B Issuance. Following this exchange, Cantor and its affiliates have the right to exchange under the Exchange Agreement up to an aggregate of 23.6 million shares of BGC Class A common stock, now owned or subsequently acquired, or its Cantor units in BGC Holdings, into shares of BGC Class B common stock. As of December 31, 2022, Cantor and CFGM did not own any shares of BGC Class A common stock.
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
On March 19, 2018, the Company entered into the BGC Credit Agreement with Cantor. The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the previous Credit Facility between BGC and an affiliate of Cantor. On August 6, 2018, the Company entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that could be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2023, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of December 31, 2022 and 2021, there were no borrowings by BGC or Cantor outstanding under this Agreement. The Company did not record any interest expense related to the agreement for the years ended December 31, 2022 and 2021. The Company recorded interest expense related to the Agreement of $0.4 million for the year ended December 31, 2020.
As part of the Company’s cash management process, the Company may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of December 31, 2022 and 2021, the Company had no reverse repurchase agreements outstanding.
Receivables from and Payables to Related Broker-Dealers
Amounts due to or from Cantor and Freedom, one of the Company’s equity method investments, are for transactional revenues under a technology and services agreement with Freedom, as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s Consolidated Statements of Financial Condition. As of both December 31, 2022 and 2021, the Company had receivables from Freedom of $1.4 million. As of December 31, 2022 and 2021, the Company had $3.1 million and $2.5 million, respectively, in receivables from Cantor related to open derivative contracts. As of December 31, 2022 and 2021, the Company had $5.8 million and $1.5 million, respectively, in payables to Cantor related to open derivative contracts. As of both December 31, 2022 and 2021, the Company did not have any receivables from and payables to Cantor related to fails and pending trades.
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
As of December 31, 2022 and 2021, the aggregate balance of employee loans, net, was $319.6 million and $287.0 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s Consolidated Statements of Financial Condition. Compensation expense for the above-mentioned employee loans for the years ended December 31, 2022, 2021 and 2020 was $49.5 million, $217.7 million and $67.0 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s Consolidated Statements of Operations.

Interest income on the above-mentioned employee loans for the years ended December 31, 2022, 2021 and 2020 was $7.5 million, $10.0 million and $8.8 million, respectively. The interest income related to these employee loans is included as part of “Interest and dividend income” in the Company’s Consolidated Statements of Operations.
CEO Program and Other Transactions with CF&Co
As discussed in Note 7—“Stock Transactions and Unit Redemptions,” the Company entered into both the March 2018 Sales Agreement and the August 2022 Sales Agreement with CF&Co, as the Company’s sales agent under the CEO Program. During the years ended December 31, 2022 and 2021, the Company did not sell any shares of Class A common stock under the March 2018 Sales Agreement or the August 2022 Sales Agreement. The March 2018 Sales Agreement expired in September 2021. For the years ended December 31, 2022 and 2021, the Company was not charged for services provided by CF&Co related to the CEO program with CF&Co. For the year ended December 31, 2020, the Company was charged approximately $9 thousand, for services provided by CF&Co related to the Company's Sales Agreements with CF&Co. The net proceeds of the shares sold are included as part of “Additional paid-in capital” in the Company’s Consolidated Statements of Financial Condition.
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
On October 3, 2014, management was granted approval by the Board and Audit Committee to enter into stock loan transactions with CF&Co utilizing equities securities. Such stock loan transactions will bear market terms and rates. As of December 31, 2022 and 2021, the Company did not have any Securities loaned transactions with CF&Co. Securities loaned transactions are included in “Securities loaned” in the Company’s Consolidated Statements of Financial Condition.
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
On June 11, 2020, the Company’s Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by the Company of up to $50.0 million of Company Debt Securities. Repurchases of Company Debt Securities, if any, are expected to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption. Under the authorization, the Company may make repurchases of Company Debt Securities for cash from time to time in the open market or in privately negotiated transactions upon such terms and at such prices as management may determine. Additionally, the Company is authorized to make any such repurchases of Company Debt Securities through CF&Co (or its affiliates), in its capacity as agent or principal, or such other broker-dealers as management shall determine to utilize from time to time, and such repurchases shall be subject to brokerage commissions which are no higher than standard market commission rates. As of December 31, 2022, the Company had $50.0 million remaining under its debt repurchase authorization.
On July 10, 2020, the Company issued an aggregate of $300.0 million principal amount of 4.375% Senior Notes. In connection with this issuance of the 4.375% Senior Notes, the Company recorded $0.2 million in underwriting fees payable to CF&Co. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor purchased $14.5 million of such senior notes and still held such notes as of December 31, 2022.

Under rules adopted by the CFTC, all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the NFA and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered FCM. From time to time, the Company’s foreign-based brokers engage in interest rate swap transactions with U.S.-based counterparties, and, therefore, the Company is subject to the CFTC requirements. Mint Brokers has entered into guarantees on behalf of the Company, and the Company is required to indemnify Mint Brokers for the amounts, if any, paid by Mint Brokers on behalf of the Company pursuant to this arrangement. Effective April 1, 2020, these guarantees were transferred to Mint Brokers from CF&Co. During the years ended December 31, 2022, 2021 and 2020, the Company recorded fees of $0.1 million with respect to these guarantees, respectively. These fees were included in “Fees to related parties” in the Company’s Consolidated Statements of Operations.
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
As of December 31, 2022, there were 0.3 million FPUs in BGC Holdings remaining, which BGC Holdings had the right to redeem or exchange and with respect to which Cantor will have the right to purchase an equivalent number of Cantor units following such redemption or exchange.
Cantor Aurel Revenue Sharing Agreement
On June 24, 2021, the Board and Audit Committee authorized the Company's French subsidiary, Aurel BGC SAS, to enter into a revenue sharing agreement pursuant to which Cantor shall provide services to Aurel to support Aurel’s investment banking activities with respect to special purpose acquisition companies. The services provided by Cantor to Aurel in support of such SPAC Investment Banking Activities shall include referral of clients, structuring advice, financial advisory services, referral of investors, deal execution services, and other advisory services in support of Aurel’s SPAC Investment Banking Activities pursuant to its French investment services license. As compensation, Cantor shall receive a revenue share of 80% of Aurel’s net revenue attributable to SPAC Investment Banking Activities. The term of the revenue sharing agreement was for an initial period of 12 months, which automatically renews each year unless either party provides notice of termination at least three months prior to the anniversary. Aurel is also authorized to serve as bookrunner, underwriter or advisor in connection with French SPACs which are sponsored by Cantor at market rates for such services. For the year ended December 31, 2022, Aurel had no revenue or fees payable to Cantor attributable to SPAC Investment Banking Activities. For the year ended December 31, 2021, Aurel had $2.5 million of revenue and $1.7 million of fees payable to Cantor, respectively, attributable to SPAC

Investment Banking Activities, which were included as part of “Other revenues” and “Fees to related parties”, respectively, in the Company's Consolidated Statements of Operations.
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
On April 28, 2021, the Compensation Committee approved an additional monetization opportunity for Mr. Merkel. Effective April 29, 2021, 108,350 of Mr. Merkel’s 273,612 non-exchangeable BGC Holdings PSUs were redeemed for zero, 101,358 of Mr. Merkel’s 250,659 non- exchangeable BGC Holdings PPSUs were redeemed for a cash payment of $575,687, and 108,350 shares of BGC Class A common stock were issued to Mr. Merkel. On April 29, 2021, the 108,350 shares of BGC Class A common stock were repurchased from Mr. Merkel at the closing price of BGC Class A common stock on that date, under the Company's stock buyback program.
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
On March 2, 2020, the Company granted Stephen M. Merkel 360,065 exchange rights with respect to 360,065 non-exchangeable PSUs that were previously granted to Mr. Merkel. The resulting 360,065 exchangeable PSUs were immediately exchangeable by Mr. Merkel for an aggregate of 360,065 shares of BGC Class A common stock. The grant was approved by the Compensation Committee. On March 20, 2020, the Company redeemed 185,300 of such 360,065 exchangeable PSUs held by Mr. Merkel at the average price of shares of BGC Class A common stock sold under BGC’s CEO Program from March 10, 2020 to March 13, 2020 less 1% (approximately $4.0024 per PSU, for an aggregate redemption price of approximately $741,644). The transaction was approved by the Compensation Committee. Additionally, the Compensation Committee

approved the right to exchange for cash 265,568 non-exchangeable PPSUs held by Mr. Merkel, for a payment of $1,507,285 for taxes when the PSU units are exchanged. In connection with the redemption of the 185,300 PSUs, 122,579 PPSUs were redeemed for $661,303 for taxes. On July 30, 2020, the Company redeemed the remaining 174,765 exchangeable PSUs held by Mr. Merkel at the price of $2.76, the closing price of BGC's Class A Common Stock on July 30, 2020. This transaction was approved by the Compensation Committee. In connection with the redemption of the 174,765 PSUs on July 30, 2020, 142,989 PPSUs were redeemed for $846,182 for taxes.
On March 2, 2020, the Company granted Shaun D. Lynn 883,348 exchange rights with respect to 883,348 non-exchangeable LPUs that were previously granted to Mr. Lynn. The resulting 883,348 exchangeable LPUs were immediately exchangeable by Mr. Lynn for an aggregate of 883,348 shares of BGC Class A common stock. The grant was approved by the Compensation Committee. Additionally, the Compensation Committee approved the right to exchange for cash 245,140 non-exchangeable PLPUs held by Mr. Lynn, for a payment of $1,099,599 for taxes when the LPU units are exchanged. On July 30, 2020, the Company redeemed 797,222 exchangeable LPUs held by Mr. Lynn at the price of $2.76, the closing price of BGC's Class A Common Stock on July 30, 2020. This transaction was approved by the Compensation Committee. In connection with the redemption of the 797,222 exchangeable LPUs, 221,239 exchangeable PLPUs were redeemed for $992,388 for taxes. In connection with the redemption, Mr. Lynn’s remaining 86,126 exchangeable LPUs and 23,901 exchangeable PLPUs were redeemed for zero upon exchange in connection with his LLP status.
On March 2, 2020, the Company granted Sean A. Windeatt 519,725 exchange rights with respect to 519,725 non-exchangeable LPUs that were previously granted to Mr. Windeatt. The resulting 519,725 exchangeable LPUs were immediately exchangeable by Mr. Windeatt for an aggregate of 519,725 shares of BGC Class A common stock. The grant was approved by the Compensation Committee. Additionally, the Compensation Committee approved the right to exchange for cash 97,656 non-exchangeable PLPUs held by Mr. Windeatt, for a payment of $645,779 for taxes when the LPU units are exchanged. On August 5, 2020, the Company redeemed 436,665 exchangeable LPUs held by Mr. Windeatt at the price of $2.90, the closing price of BGC's Class A common stock on August 5, 2020. This transaction was approved by the Compensation Committee. In connection with the redemption of the 436,665 exchangeable LPUs, 96,216 exchangeable PLPUs were redeemed for $637,866 for taxes. In connection with the redemption, 20,849 exchangeable LPUs and 1,440 exchangeable PLPUs were redeemed for zero upon exchange in connection with Mr. Windeatt’s LLP status.
Additionally, on August 5, 2020, the Company granted Mr. Windeatt 40,437 exchange rights with respect to 40,437 non-exchangeable LPUs that were previously granted to Mr. Windeatt. The resulting 40,437 exchangeable LPUs were immediately exchangeable by Mr. Windeatt for an aggregate of 40,437 shares of BGC Class A common stock. The grant was approved by the Compensation Committee. Additionally, the Compensation Committee approved the right to exchange for cash 21,774 non-exchangeable PLPUs held by Mr. Windeatt. On August 5, 2020, the Company redeemed these 40,437 exchangeable LPUs held by Mr. Windeatt at the price of $2.90, the closing price of BGC's Class A common stock on August 5, 2020. This transaction was approved by the Compensation Committee. In connection with the redemption of these 40,437 exchangeable LPUs, the 21,774 exchangeable PLPUs were redeemed for $136,305 for taxes.
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
Transactions with the Relief Fund
During the year ended December 31, 2015, the Company committed to make charitable contributions to the Cantor Fitzgerald Relief Fund in the amount of $40.0 million, which was included in “Other expenses” in the Company’s Consolidated Statements of Operations for the year ended December 31, 2015 and "Accounts payable, accrued and other liabilities" in the Company's Consolidated Statements of Financial Condition. As of December 31, 2022, the Company did not have any remaining liability associated with this commitment, and as of December 31, 2021, the remaining liability associated with this commitment was $1.7 million.

As of December 31, 2022 and 2021, the Company had an additional liability to the Cantor Fitzgerald Relief Fund and The Cantor Foundation (UK) for $9.2 million and $8.3 million, respectively, which included $6.4 million and $7.2 million of additional expense taken in September 2022 and 2021, respectively, above the original $40.0 million commitment.
Other Transactions
As of December 31, 2021, BGC recognized $8.3 million payable to Newmark, which is included as part of “Payables to related parties” and “Accounts payable, accrued and other liabilities”, respectively, in the Company's Consolidated Statements of Financial Condition. The payable was a result of taxes paid by Newmark on its share of taxable income which were included as part of the Company's consolidated tax return in the periods prior to the Spin-Off. BGC repaid the $8.3 million tax payment to Newmark during the first three months ended March 31, 2022. There was no outstanding payable to Newmark as of December 31, 2022.
The Company is authorized to enter into loans, investments or other credit support arrangements for Aqua, an alternative electronic trading platform that offers new pools of block liquidity to the global equities markets; such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. On February 15, 2022 and February 25, 2021, the Board and Audit Committee increased the authorized amount by an additional $1.0 million and $1.0 million, respectively, to an aggregate of $21.2 million. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. Aqua is 51% owned by Cantor and 49% owned by the Company. Aqua is accounted for under the equity method. During the years ended December 31, 2022 and 2021, the Company made $0.6 million and $1.1 million, respectively, in contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s Consolidated Statements of Financial Condition.
The Company has also entered into a subordinated loan agreement with Aqua, whereby the Company loaned Aqua the principal sum of $980 thousand. The scheduled maturity date on the subordinated loan is September 1, 2024, and the current rate of interest on the loan is three-month LIBOR plus 600 basis points. The loan to Aqua is recorded as part of “Receivables from related parties” in the Company’s Consolidated Statements of Financial Condition. The Company did not recognize any interest income on the subordinated loan subsequent to being designated as a non-accrual loan in November 2022. As of December 31, 2022, the Company wrote off $550 thousand of the subordinated loan, which was recorded as part of "Other expenses" on the Company's Consolidated Statements of Operations.
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
The aggregate purchase price paid by the Company to Cantor consisted of approximately $24.2 million in cash plus a $4.8 million post-closing adjustment determined after closing based on netting Lucera’s expenses paid by Cantor after May 1, 2016 against accounts receivable owed to Lucera by Cantor for access to Lucera’s business from May 1, 2016 through the closing date. The Company previously had a 20% ownership interest in Lucera and accounted for its investment using the equity method. The purchase has been accounted for as a transaction between entities under common control. During the years ended December 31, 2022, 2021 and 2020, respectively, Lucera recognized $23.2 thousand, $0.2 million and $0.7 million in related party revenues from Cantor. These revenues are included in “Data, software and post-trade” in the Company’s Consolidated Statements of Operations.
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

14.    Investments
Equity Method Investments and Investments Carried Under the Measurement Alternative

(in thousands)	Percent Ownership[1]	December 31, 2022	December 31, 2021
Advanced Markets Holdings	25%	$5,090	$5,110
China Credit BGC Money Broking Company Limited	33%	21,104	16,784
Freedom International Brokerage	45%	9,659	9,794
Other		2,530	1,159
Equity method investments		$38,383	$32,847
Investments carried under measurement alternative		192	192
Total equity method and investments carried under measurement alternative		$38,575	$33,039
_______________________________________
1Represents the Company’s voting interest in the equity method investment as of December 31, 2022 and 2021.
The carrying value of the Company’s equity method investments was $38.4 million and $32.8 million as of December 31, 2022 and 2021, respectively, and is included in “Investments” in the Company’s Consolidated Statements of Financial Condition.
The Company recognized gains of $10.9 million, $6.7 million and $5.0 million related to its equity method investments for the years ended December 31, 2022, 2021 and 2020, respectively. The Company’s share of the net gains or losses is reflected in “Gains (losses) on equity method investments” in the Company’s Consolidated Statements of Operations.
For the years ended December 31, 2022 and 2021, the Company did not recognize impairment charges of existing equity method investments, however, wrote off a portion of a subordinated loan to an equity method investee in the current year (see "Investments in VIEs" within this note for more information). For the year ended December 31, 2020, the Company recorded impairment charges of $3.9 million relating to existing equity method investments. The impairment was recorded in “Other income (loss)” in the Company’s Consolidated Statements of Operations. During the year ended December 31, 2022, the Company did not sell any equity method investments. The Company sold part of an equity method investment with a fair value of $3.8 million during the year ended December 31, 2021. During the year ended December 31, 2020, the Company did not sell any equity method investments.
Summarized financial information for the Company’s equity method investments is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Statements of operations:
Total revenues	$125,405	$108,458	$94,744
Total expenses	88,050	82,581	71,241
Income before income taxes	$37,355	$25,877	$23,503

	December 31,
	2022	2021
Statements of financial condition:
Cash and cash equivalents	$82,725	$104,855
Fixed assets, net	1,848	2,603
Other assets	54,744	42,640
Total assets	$139,317	$150,098
Payables to related parties	—	2,000
Other liabilities	78,740	92,114
Total partners’ capital	60,577	55,984
Total liabilities and partners’ capital	$139,317	$150,098
See Note 13—“Related Party Transactions” for information regarding related party transactions with unconsolidated entities included in the Company’s Consolidated Financial Statements.

Investments Carried Under Measurement Alternative
The Company has acquired equity investments for which it did not have the ability to exert significant influence over operating and financial policies of the investees. These investments are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement.
The carrying value of these investments as of December 31, 2022 and 2021was $0.2 million, respectively, and they are included in “Investments” in the Company’s Consolidated Statements of Financial Condition. The Company did not recognize any gains, losses, or impairments relating to investments carried under the measurement alternative for the years ended December 31, 2022, 2021 and 2020.
In addition, as of December 31, 2022 and 2021, the Company owns membership shares, which are included in “Other assets” in the Company’s Consolidated Statements of Financial Condition. These equity investments are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. The Company recognized $1.8 million of unrealized gains, $0.1 million of unrealized losses, and $0.4 million of unrealized gains to reflect observable transactions for these shares during the years ended December 31, 2022, 2021, and 2020, respectively.
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

	December 31, 2022		December 31, 2021
	Investment	Maximum Exposure to Loss	Investment	Maximum Exposure to Loss
Variable interest entities[1]	$2,530	$2,959	$1,159	$2,139
__________________
1The Company has entered into a subordinated loan agreement with Aqua, whereby the Company agreed to lend the principal sum of $980 thousand. The Company’s maximum exposure to loss with respect to its unconsolidated VIEs includes the sum of its equity investments in its unconsolidated VIEs and the $430 thousand and $980 thousand subordinated loan to Aqua as of December 31, 2022 and 2021, respectively. The Company did not recognize any interest income on the subordinated loan subsequent to being designated as a non-accrual loan in November 2022. As of December 31, 2022, the Company wrote off $550 thousand of the subordinated loan, which was recorded as part of "Other expenses" on the Company's Consolidated Statements of Operations.
Consolidated VIE
The Company invested in a limited liability company that is focused on developing a proprietary trading technology. The limited liability company is a VIE, and it was determined that the Company is the primary beneficiary of this VIE because the Company was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $9.2 million and $6.8 million as of December 31, 2022 and 2021, respectively, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $1.4 million and $1.3 million as of December 31, 2022 and 2021, respectively. The Company’s exposure to economic loss on this VIE was $5.5 million and $4.5 million as of December 31, 2022 and 2021, respectively.

15.    Fixed Assets, Net
Fixed assets, net consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Computer and communications equipment	$95,730	$96,472
Software, including software development costs	320,275	280,540
Leasehold improvements and other fixed assets	94,875	105,362
	510,880	482,374
Less: accumulated depreciation and amortization	(327,402)	(292,262)
Fixed assets, net	$183,478	$190,112
Depreciation expense was $22.3 million, $23.7 million and $24.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s Consolidated Statements of Operations.
The Company has approximately $5.8 million and $6.2 million of asset retirement obligations related to certain of its leasehold improvements as of December 31, 2022 and 2021, respectively. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit adjusted risk-free interest rate in effect when the liability was initially recognized.
For the years ended December 31, 2022, 2021 and 2020 software development costs totaling $48.2 million, $43.2 million, and $54.3 million, respectively, were capitalized. Amortization of software development costs totaled $37.1 million, $34.9 million and $33.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s Consolidated Statements of Operations.
Impairment charges of $6.1 million, $11.1 million and $9.0 million were recorded for the years ended December 31, 2022, 2021 and 2020, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s Consolidated Statements of Operations.
16.    Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021 were as follows (in thousands):

Goodwill
Balance at December 31, 2020	$556,211
Sale of Insurance Business	(68,978)
Cumulative translation adjustment	(314)
Balance at December 31, 2021	$486,919
Disposal of Business	(842)
Cumulative translation adjustment	508
Balance at December 31, 2022	$486,585
For additional information on Goodwill, see Note 4—“Acquisitions.”
Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets.
The Company completed its annual goodwill impairment testing during the fourth quarters of 2022 and 2021, respectively, which did not result in any goodwill impairment. See Note 3—“Summary of Significant Accounting Policies” for more information.

Other intangible assets consisted of the following (in thousands, except weighted-average remaining life):

	December 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$173,436	$74,337	$99,099	9.3
Technology	23,997	23,997	—	N/A
Noncompete agreements	19,818	19,078	740	3.9
Patents	11,473	10,430	1,043	3.1
All other	17,035	7,442	9,593	8.7
Total definite life intangible assets	245,759	135,284	110,475	9.2
Indefinite life intangible assets:
Trade names	79,570	—	79,570	N/A
Licenses	2,284	—	2,284	N/A
Domain name	454	—	454	N/A
Total indefinite life intangible assets	82,308	—	82,308	N/A
Total	$328,067	$135,284	$192,783	9.2

	December 31, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$173,786	$61,571	$112,215	10.1
Technology	23,997	23,427	570	0.2
Noncompete agreements	19,820	18,891	929	4.9
Patents	10,861	10,265	596	2.6
All other	17,269	5,738	11,531	9.0
Total definite life intangible assets	245,733	119,892	125,841	9.9
Indefinite life intangible assets:
Trade names	79,570	—	79,570	N/A
Licenses	2,336	—	2,336	N/A
Total indefinite life intangible assets	81,906	—	81,906	N/A
Total	$327,639	$119,892	$207,747	9.9
Intangible amortization expense was $15.7 million, $23.3 million and $28.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s Consolidated Statements of Operations.
The Company completed its annual intangible impairment testing during the fourth quarter of 2022. There were no impairment charges for the Company’s definite and indefinite life intangibles for the years ended December 31, 2022, 2021 and 2020. See Note 3—“Summary of Significant Accounting Policies” for more information.

The estimated future amortization expense of definite life intangible assets as of December 31, 2022 is as follows (in millions):

2023	$14.6
2024	14.6
2025	14.6
2026	14.2
2027	9.9
2028 and thereafter	42.6
Total	$110.5

17.    Notes Payable, Other and Short-term Borrowings
Notes payable, other and short-term borrowings consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
5.375% Senior Notes due July 24, 2023	$449,243	$447,911
3.750% Senior Notes due October 1, 2024	298,558	297,731
4.375% Senior Notes due December 15, 2025	298,165	297,547
Collateralized borrowings	3,251	9,642
Total Notes payable and other borrowings	1,049,217	1,052,831
Short-term borrowings	1,917	3,584
Total Notes payable, other and short-term borrowings	$1,051,134	$1,056,415
Unsecured Senior Revolving Credit Agreement
On November 28, 2018, the Company entered into the Revolving Credit Agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, which replaced the existing committed unsecured senior revolving credit agreement. The maturity date of the Revolving Credit Agreement was November 28, 2020, and the maximum revolving loan balance was $350.0 million. Borrowings under this Revolving Credit Agreement bore interest at either LIBOR or a defined base rate plus additional margin. On December 11, 2019, the Company entered into an amendment to the Revolving Credit Agreement. Pursuant to the amendment, the maturity date was extended to February 26, 2021. On February 26, 2020, the Company entered into a second amendment to the Revolving Credit Agreement, pursuant to which, the maturity date was extended by two years to February 26, 2023. There was no change to the interest rate or the maximum revolving loan balance. On March 10, 2022, the Company entered into an amendment and restatement of the senior unsecured revolving credit agreement, pursuant to which, the maturity date was extended to March 10, 2025, the size of the credit facility was increased to $375.0 million, and borrowings under this agreement will bear interest based on either SOFR or a defined base rate plus additional margin. As of both December 31, 2022 and 2021, there were no borrowings outstanding under the Revolving Credit Agreement. The rate on the outstanding borrowings was 2.09% for the year ended December 31, 2021. The Company recorded interest expense related to the Revolving Credit Agreement of $2.3 million, $3.6 million and $5.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Senior Notes
The Company’s Senior Notes are recorded at amortized cost. The carrying amounts and estimated fair values of the Company’s Senior Notes were as follows (in thousands):

	December 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.375% Senior Notes due July 24, 2023	449,243	449,007	447,911	475,857
3.750% Senior Notes due October 1, 2024	298,558	286,894	297,731	312,105
4.375% Senior Notes due December 15, 2025	298,165	281,114	297,547	320,490
Total	$1,045,966	$1,017,015	$1,043,189	$1,108,452

The fair values of the Senior Notes were determined using observable market prices as these securities are traded, and based on whether they are deemed to be actively traded, the 5.375% Senior Notes, the 3.750% Senior Notes, and the 4.375% Senior Notes are considered Level 2 within the fair value hierarchy.
5.125% Senior Notes
On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes, which matured on May 27, 2021. The 5.125% Senior Notes were general senior unsecured obligations of the Company. The 5.125% Senior Notes bore interest at a rate of 5.125% per year, payable in cash on May 27 and November 27 of each year, commencing November 27, 2016 and ending on the maturity date. Prior to maturity, on August 5, 2020, the Company commenced a cash tender offer for any and all $300.0 million outstanding aggregate principal amount of its 5.125% Senior Notes. On August 11, 2020, the Company’s cash tender offer expired at 5:00 p.m., New York City time. As of the expiration time, $44.0 million aggregate principal amount of the 5.125% Senior Notes were validly tendered. These notes were redeemed on the settlement date of August 14, 2020. On May 27, 2021, BGC repaid the remaining $256.0 million principal plus accrued interest on its 5.125% Senior Notes. The Company did not record any interest expense related to the 5.125% Senior Notes for the year ended December 31, 2022. The Company recorded interest expense related to the 5.125% Senior Notes of $5.8 million and $16.3 million for the years ended December 31, 2021 and 2020, respectively.
5.375% Senior Notes
On July 24, 2018, the Company issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes. The 5.375% Senior Notes are general senior unsecured obligations of the Company. The 5.375% Senior Notes bear interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The 5.375% Senior Notes will mature on July 24, 2023. The Company may redeem some or all of the 5.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture related to the 5.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes was $444.2 million, net of the discount and debt issuance costs of $5.8 million. The issuance costs are amortized as interest expense and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 5.375% Senior Notes as of December 31, 2022 was $449.2 million. The Company recorded interest expense related to the 5.375% Senior Notes of $25.5 million for each of the years ended December 31, 2022, 2021 and 2020.
3.750% Senior Notes
On September 27, 2019, the Company issued an aggregate of $300.0 million principal amount of 3.750% Senior Notes. The 3.750% Senior Notes are general unsecured obligations of the Company. The 3.750% Senior Notes bear interest at a rate of 3.750% per year, payable in cash on April 1 and October 1 of each year, commencing April 1, 2020. The 3.750% Senior Notes will mature on October 1, 2024. The Company may redeem some or all of the 3.750% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 3.750% Senior Notes was $296.1 million, net of discount and debt issuance costs of $3.9 million. The issuance costs are amortized as interest expense and the carrying value of the 3.750% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 3.750% Senior Notes was $298.6 million as of December 31, 2022. The Company recorded interest expense related to the 3.750% Senior Notes of $12.1 million for each of the years ended December 31, 2022, 2021, and 2020.
4.375% Senior Notes
On July 10, 2020, the Company issued an aggregate of $300.0 million principal amount of 4.375% Senior Notes. The 4.375% Senior Notes are general unsecured obligations of the Company. The 4.375% Senior Notes bear interest at a rate of 4.375% per year, payable in cash on June 15 and December 15 of each year, commencing December 15, 2020. The 4.375% Senior Notes will mature on December 15, 2025. The Company may redeem some or all of the 4.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices. If a “Change of Control Triggering Event” occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 4.375% Senior Notes was $296.8 million, net of discount and debt issuance costs of $3.2 million. The issuance costs are amortized as interest expense, and the carrying value of the 4.375% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 4.375% Senior Notes was $298.2 million as of December 31, 2022. The Company recorded interest expense related to the 4.375% Senior Notes of $13.8 million, $13.8 million, and $6.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Collateralized Borrowings
On May 31, 2017, the Company entered into a $29.9 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.44% per year and matured on May 31, 2021; therefore, there were no borrowings outstanding as of December 31, 2022 and 2021. The Company did not record any interest expense related to this arrangement for the year ended December 31, 2022. The Company recorded interest expense related to this secured loan arrangement of $40 thousand and $0.3 million for the years ended December 31, 2021 and 2020, respectively.
On April 8, 2019, the Company entered into a $15.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.77% and matures on April 8, 2023. As of December 31, 2022 and December 31, 2021, the Company had $2.0 million and $5.9 million, respectively, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2022 and 2021 was $10 thousand and $0.1 million, respectively. The Company recorded interest expense related to this secured loan arrangement of $0.1 million, $0.3 million and $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
On April 19, 2019, the Company entered into a $10.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurs interest at a fixed rate of 3.89% and matures on April 19, 2023. As of December 31, 2022 and December 31, 2021, the Company had $1.3 million and $3.8 million, respectively, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2022 and 2021 was $0.3 million and $1.0 million, respectively. The Company recorded interest expense related to this secured loan arrangement of $0.1 million, $0.2 million and $0.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Short-term Borrowings
On August 22, 2017, the Company entered into a committed unsecured loan agreement with Itau Unibanco S.A. The agreement provides for short-term loans of up to $3.8 million (BRL 20.0 million). The maturity date of this agreement is March 8, 2023. Borrowings under this agreement bear interest at the Brazilian Interbank offering rate plus 3.20%. As of December 31, 2022, there were $1.9 million (BRL 10.0 million) of borrowings outstanding under the agreement. As of December 31, 2021, there were no borrowings outstanding under this agreement. As of December 31, 2022, the interest rate was 17.0%. The Company recorded interest expense related to the agreement of $0.3 million, $0.2 million and $0.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
On August 23, 2017, the Company entered into a committed unsecured credit agreement with Itau Unibanco S.A. The agreement provided for an intra-day overdraft credit line up to $9.6 million (BRL 50.0 million). On August 20, 2021, the agreement was renegotiated, increasing the credit line to $11.5 million (BRL 60.0 million). The maturity date of the agreement is May 21, 2023. This agreement bears a fee of 1.35% per year. As of December 31, 2022 and December 31, 2021, there were no borrowings outstanding under this agreement. The Company recorded bank fees related to the agreement of $0.2 million, $0.1 million, and $0.1 million for each of the years ended December 31, 2022, 2021 and 2020, respectively.
On January 25, 2021, the Company entered into a committed unsecured loan agreement with Banco Daycoval S.A., which provided for short-term loans of up to $1.9 million (BRL 10.0 million) and was renegotiated on June 1, 2021. The amended agreement provided for short-term loans of up to $3.8 million (BRL 20.0 million). Borrowings under this agreement bore interest at the Brazilian Interbank offering rate plus 3.66%. During September 2022, the borrowings under this agreement were repaid in full, and the loan was terminated on September 27, 2022. As of December 31, 2022, there were no borrowings outstanding under the agreement. As of December 31, 2021, there were $3.6 million (BRL 20.0 million) of borrowings outstanding under the agreement. As of December 31, 2021, the interest rate was 12.90%. The Company recorded interest expense related to the agreement of $0.2 million for each of the years ended December 31, 2022 and 2021. The Company did not record any interest expense related to the agreement for the year ended December 31, 2020.
18.    Compensation
The Compensation Committee may grant various equity-based awards, including RSUs, restricted stock, stock options, LPUs and shares of BGC Class A common stock. Upon vesting of RSUs, issuance of restricted stock, exercise of stock options and redemption/exchange of LPUs, the Company generally issues new shares of BGC Class A common stock.

On November 22, 2021, at the annual meeting of stockholders, the stockholders approved amendments to the Equity Plan to increase from 400 million to 500 million the aggregate number of shares of BGC Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. As of December 31, 2022, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 128.0 million shares.
The Company incurred compensation expense related to Class A common stock, LPUs and RSUs held by BGC employees as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Issuance of common stock and grants of exchangeability	$147,480	$128,107	$84,966
Allocations of net income[1]	13,298	34,335	14,006
LPU amortization	73,734	78,596	74,282
RSU amortization	16,559	15,126	10,291
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$251,071	$256,164	$183,545
_______________________________________
1Certain LPUs generally receive quarterly allocations of net income, including the Preferred Distribution, and are generally contingent upon services being provided by the unit holders.
Limited Partnership Units
A summary of the activity associated with LPUs held by BGC employees is as follows (in thousands):

	BGC LPUs	Newmark LPUs
Balance at December 31, 2019	102,407	14,607
Granted	50,269	—
Redeemed/exchanged units	(14,642)	(1,300)
Forfeited units	(382)	(105)
Balance at December 31, 2020	137,652	13,202
Granted	34,093	—
Redeemed/exchanged units	(58,832)	(1,881)
Forfeited units	(798)	(270)
Balance at December 31, 2021	112,115	11,051
Granted	27,968	—
Redeemed/exchanged units	(24,623)	(1,636)
Forfeited units	(5,112)	(64)
Balance at December 31, 2022	110,348	9,351
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

A summary of the BGC Holdings and Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

	BGC LPUs	Newmark LPUs
Regular Units	77,777	7,153
Preferred Units	32,571	2,198
Balance at December 31, 2022	110,348	9,351
Issuance of Common Stock and Grants of Exchangeability
Compensation expense related to the issuance of BGC or Newmark Class A common stock and grants of exchangeability on BGC Holdings and Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Issuance of common stock and grants of exchangeability	$147,480	$128,107	$84,966
BGC LPUs held by BGC employees may become exchangeable or redeemed for BGC Class A common stock on a one-for-one basis, and Newmark LPUs held by BGC employees may become exchangeable or redeemed for a number of shares of Newmark Class A common stock equal to the number of limited partnership interests multiplied by the then-current Exchange Ratio. As of December 31, 2022, the Exchange Ratio was 0.9303.
A summary of the LPUs redeemed in connection with the issuance of BGC Class A common stock or Newmark Class A common stock (at the then-current Exchange Ratio) or granted exchangeability for BGC Class A common stock or Newmark Class A common stock (at the then-current Exchange Ratio) held by BGC employees is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
BGC Holdings LPUs	29,363	23,001	16,618
Newmark Holdings LPUs	596	1,078	1,164
Total	29,959	24,079	17,782
As of December 31, 2022 and 2021, the number of share-equivalent BGC LPUs exchangeable for shares of BGC Class A common stock at the discretion of the unit holder held by BGC employees was 1.2 million and 1.3 million, respectively. As of December 31, 2022 and 2021, the number of Newmark LPUs exchangeable into shares of Newmark Class A common stock at the discretion of the unit holder held by BGC employees (at the then-current Exchange Ratio) was 0.2 million and 0.4 million, respectively.
LPU Amortization
Compensation expense related to the amortization of LPUs held by BGC employees is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Stated vesting schedule	$74,561	$78,535	$73,034
Post-termination payout	(827)	61	1,248
LPU amortization	$73,734	$78,596	$74,282
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

A summary of the outstanding LPUs held by BGC employees with a stated vesting schedule that do not receive quarterly allocations of net income is as follows (in thousands):

	December 31, 2022	December 31, 2021
BGC Holdings LPUs	47,222	42,754
Newmark Holdings LPUs	98	235
Aggregate estimated grant date fair value of BGC and Newmark Holdings LPUs	$194,951	$178,873
As of December 31, 2022, there was approximately $93.1 million of total unrecognized compensation expense related to unvested BGC and Newmark LPUs held by BGC employees with a stated vesting schedule that do not receive quarterly allocations of net income that is expected to be recognized over a weighted average period of 1.97 years.
Compensation expense related to LPUs held by BGC employees with a post-termination pay-out amount, such as REUs, and/or a stated vesting schedule is recognized over the stated service period. These LPUs generally vest between two and five years from the date of grant. As of December 31, 2022, there were 0.8 million outstanding BGC LPUs with a post-termination payout, with a notional value of approximately $8.6 million and an aggregate estimated fair value of $3.9 million, and 0.1 million outstanding Newmark LPUs with a post-termination payout, with a notional value of approximately $0.7 million and an aggregate estimated fair value of $0.3 million. As of December 31, 2021, there were 1.3 million outstanding BGC LPUs with a post-termination payout, with a notional value of approximately $12.4 million and an aggregate estimated fair value of $7.4 million, and 0.1 million outstanding Newmark LPUs with a post-termination payout, with a notional value of approximately $0.8 million and an aggregate estimated fair value of $0.4 million.
Restricted Stock Units
Compensation expense related to RSUs held by BGC employees is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
RSU amortization	$16,559	$15,126	$10,291
A summary of the activity associated with RSUs held by BGC employees and directors is as follows (RSUs and dollars in thousands):

	RSUs	Weighted- Average Grant Date Fair Value	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2019	4,478	$5.25	$23,516	2.50
Granted	6,618	3.25	21,506
Delivered	(1,579)	5.79	(9,148)
Forfeited	(557)	4.11	(2,292)
Balance at December 31, 2020	8,960	$3.75	$33,582	2.46
Granted	6,319	4.23	26,716
Delivered	(3,135)	4.08	(12,792)
Forfeited	(1,110)	4.28	(4,750)
Balance at December 31, 2021	11,034	$3.87	$42,756	2.27
Granted	7,125	4.27	30,406
Delivered	(4,858)	3.86	(18,743)
Forfeited	(1,255)	3.93	(4,933)
Balance at December 31, 2022	12,046	$4.11	$49,486	2.42
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

For the RSUs that vested during the years ended December 31, 2022 and 2021, the Company withheld shares of BGC Class A common stock valued at $6.6 million and $4.4 million to pay taxes due at the time of vesting. As of December 31, 2022, there was approximately $42.0 million of total unrecognized compensation expense related to unvested RSUs held by BGC employees and directors that is expected to be recognized over a weighted-average period of 2.42 years.
Acquisitions
In connection with certain of its acquisitions, the Company has granted certain LPUs, RSUs, and other deferred compensation awards. As of December 31, 2022 and 2021, the aggregate estimated fair value of these acquisition-related LPUs and RSUs was $5.9 million and $8.9 million, respectively. As of December 31, 2022 and 2021, the aggregate estimated fair value of the deferred compensation awards was $23.9 million and $21.7 million, respectively. The liability for such acquisition-related LPUs and RSUs is included in “Accounts payable, accrued and other liabilities” on the Company’s Consolidated Statements of Financial Condition.
Restricted Stock
BGC employees hold shares of BGC and Newmark restricted stock. Such restricted shares are generally salable by partners in five to ten years. Partners who agree to extend the length of their employment agreements and/or other contractual modifications sought by the Company are expected to be able to sell their restricted shares over a shorter time period. Transferability of the restricted shares of stock is not subject to continued employment or service with the Company or any affiliate or subsidiary of the Company; however, transferability is subject to compliance with BGC and its affiliates’ customary non-compete obligations.
During the years ended December 31, 2022 and 2021, approximately 66 thousand and 140 thousand, respectively, BGC or Newmark restricted shares held by BGC employees were forfeited in connection with this provision. During the years ended December 31, 2022 and 2021, the Company released the restrictions with respect to 0.3 million and 1.1 million, respectively, BGC shares held by BGC employees. As of December 31, 2022 and 2021, there were 2.3 million and 2.6 million restricted BGC shares held by BGC employees outstanding, respectively. Additionally, during the years ended December 31, 2022 and 2021, Newmark released the restrictions with respect to 0.1 million and 0.5 million, respectively, restricted Newmark shares held by BGC employees. As of December 31, 2022 and 2021, there were 1.1 million and 1.2 million restricted Newmark shares held by BGC employees outstanding, respectively.
Deferred Compensation
The Company maintains a deferred cash award program, which provides for the grant of deferred cash incentive compensation to eligible employees. The Company may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period.
The total compensation expense recognized in relation to the deferred cash compensation awards for the years ended December 31, 2022, 2021 and 2020 was $(0.5) million, $0.3 million and $0.8 million respectively. As of December 31, 2022 and 2021, the total liability for the deferred cash compensation awards was $0.1 million and $0.8 million, respectively, which is included in “Accrued compensation” on the Company’s Consolidated Statements of Financial Condition. As of December 31, 2022, total unrecognized compensation cost related to deferred cash compensation, prior to the consideration of forfeitures, was approximately $0.1 million and is expected to be recognized over a weighted-average period of 2.3 years.

19.    Commitments, Contingencies and Guarantees
Contractual Obligations and Commitments
The following table summarizes certain of the Company’s contractual obligations at December 31, 2022 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt and collateralized borrowings[1]	$1,053,251	$453,251	$600,000	$—	$—
Operating leases[2]	221,363	35,483	57,145	39,517	89,218
Finance leases[2]	6,615	1,802	2,896	1,917	—
Interest on debt and collateralized borrowings[3]	73,877	38,980	34,897	—	—
Short-term borrowings[4]	1,917	1,917	—	—	—
Interest on Short-term borrowings	107	86	21	—	—
One-time transition tax[5]	20,231	5,308	10,965	3,958	—
Other[6]	17,657	9,160	8,497	—	—
Total contractual obligations	$1,395,018	$545,987	$714,421	$45,392	$89,218
_______________________________________
1Debt and collateralized borrowings reflects $450.0 million of 5.375% Senior Notes (the $450.0 million represents the principal amount of the debt; the carrying value of the 5.375% Senior Notes as of December 31, 2022 was $449.2 million), $300.0 million of 3.750% Senior Notes (the $300.0 million represents the principal amount of the debt; the carrying value of the 3.750% Senior Notes as of December 31, 2022 was approximately $298.6 million), $300.0 million of 4.375% Senior Notes (the $300.0 million represents the principal amount of the debt; the carrying value of the 4.375% Senior Notes as of December 31, 2022 was approximately $298.2 million), $2.0 million of collateralized borrowings due April 8, 2023, and $1.3 million of collateralized borrowings due April 19, 2023. See Note 17—“Notes Payable, Other and Short-term Borrowings” for more information regarding these obligations, including timing of payments and compliance with debt covenants.
2Operating leases and finance leases are related to rental payments under various non-cancelable leases, principally for office space, data centers and office equipment, and are presented net of sublease payments to be received. As of December 31, 2022, there were no sublease payments to be received over the life of the agreements.
3Interest on debt and collateralized borrowings also includes interest on the undrawn portion of the committed unsecured senior Revolving Credit Agreement which was calculated through the maturity date of the facility, which is March 10, 2025. As of December 31, 2022, the undrawn portion of the committed unsecured Revolving Credit Agreement was $375.0 million.
4Short-term borrowings reflect approximately $1.9 million (BRL 20.0 million) of borrowing under the Company’s committed unsecured loan agreement. See Note 17—“Notes Payable, Other and Short-term Borrowings” for more information regarding this obligation.
5The Company completed the calculation of the one-time transition tax on the deemed repatriation of foreign subsidiaries’ earnings pursuant to the Tax Act and previously recorded a net cumulative tax expense of $28.6 million, net of foreign tax credits, with an election to pay the taxes over eight years with 40% to be paid in equal installments over the first five years and the remaining 60% to be paid in installments of 15%, 20% and 25% in years six, seven and eight, respectively. The cumulative remaining balance as of December 31, 2022 is $20.2 million.
6Other contractual obligations reflect commitments of $9.2 million to make charitable contributions, which are recorded as part of “Accounts payable, accrued and other liabilities” in the Company’s Consolidated Statements of Financial Condition. The amount payable each year reflects an estimate of future Charity Day obligations. In addition, as part of the Insurance Business Disposition, unvested equity and other awards previously granted by BGC to employees of its Insurance brokerage business were converted into the right to receive a cash payment from BGC; a significant portion of these awards was 50% vested and paid in cash at closing, with the remaining 50% vesting and to be paid in cash two years after closing. The remaining portion of these awards will have been 100% vested and paid in cash by two years after the closing. The payments after closing are only made if the applicable employee remains an employee of the Insurance brokerage business. The remaining portion of these awards is reflected as other contractual obligations, and is recorded as part of “Accounts payable, accrued and other liabilities” in the Company’s Consolidated Statements of Financial Condition.
The Company is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2039. Certain of the leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.

As of December 31, 2022, minimum lease payments under these arrangements are as follows (in thousands):

	Net Lease Commitment
	Operating leases	Finance leases
2023	$35,483	$1,802
2024	30,844	1,448
2025	26,301	1,448
2026	20,861	1,290
2027	18,656	627
2028 and thereafter	89,218	—
Total	$221,363	$6,615
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
The Company also allocates a portion of the rental payments for which it is obligated under non-cancelable operating leases to Cantor and its affiliates. These allocations are based on square footage used (see Note 13—“Related Party Transactions” for more information).
Rent expense for the years ended December 31, 2022, 2021 and 2020 was $40.2 million, $49.4 million and $51.1 million, respectively. Rent expense is included as part of “Occupancy and equipment” in the Company’s Consolidated Statements of Operations.
In the event the Company anticipates incurring costs under any of its leases that exceed anticipated sublease revenues, it recognizes a loss and records a liability for the present value of the excess lease obligations over the estimated sublease rental income. There was no liability for future lease payments associated with vacant space as of December 31, 2022, 2021 and 2020.
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
The Company did not issue any contingent shares of BGC Class A common stock, LPUs, RSUs or cash for acquisitions during the years ended December 31, 2022 and 2021.
During the year ended December 31, 2022, the contingent cash consideration increased by approximately $2.6 million to $14.5 million in cash that may be paid due to an increase in probability of payout. During the year ended December 31, 2021, the contingent cash consideration increased by approximately $3.7 million to $11.8 million in cash that may be paid due to an increase in probability of payout.
As of December 31, 2022, the Company has issued 1.0 million shares of its Class A common stock, 0.2 million RSUs and paid $34.7 million in cash related to contingent payments for acquisitions completed since 2016.
As of December 31, 2022, 1.3 million shares of the Company’s Class A common stock and 0.1 million RSUs remain to be issued, and $18.4 million in cash remains to be paid, net of forfeitures and other adjustments, if the targets are met.
The Company’s contingent considerations are classified as Level 3 liabilities. See Note 12—“Fair Value of Financial Assets and Liabilities” for additional information.
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
Letter of Credit Agreements
The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacts, that are used in lieu of margin and deposits with those clearing organizations. As of December 31, 2022 and 2021, the Company was contingently liable for $1.6 million and $1.8 million, respectively, under these letters of credit.
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
During the year ended December 31, 2022, the Company recorded a $11.4 million reserve for a potential loss associated with Russia's Invasion of Ukraine, which is included in "Other expenses" in the Company's Consolidated Statements of Operations, and which was recorded as part of the CECL reserve (see Note 25—“Current Expected Credit Losses (CECL)” for additional information).
Insurance
The Company is self-insured for health care claims, up to a stop-loss amount for eligible participating employees and qualified dependents in the U.S., subject to deductibles and limitations. The Company’s liability for claims incurred but not reported is determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $2.4 million and $0.4 million in health care claims as of December 31, 2022 and 2021, respectively. The Company does not expect health care claims to have a material impact on its financial condition, results of operations, or cash flows.
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
The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
U.S. federal	$12,949	$(7,267)	$239
U.S. state and local	6,147	4,940	6,828
Foreign	34,506	36,699	30,788
UBT	(390)	588	(3)
	53,212	34,960	37,852
Deferred:
U.S. federal	(17,083)	(1,000)	(11,050)
U.S. state and local	(1,596)	(1,515)	(5,848)
Foreign	3,971	(12,098)	3,602
UBT	80	2,666	(3,253)
	(14,628)	(11,947)	(16,549)
Provision for income taxes	$38,584	$23,013	$21,303
The Company had pre-tax income (loss) of $97.5 million, $176.5 million and $72.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company had pre-tax income (loss) from domestic operations of $(286.8) million, $(642.4) million and $(212.0) million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company had pre-tax income (loss) from foreign operations of $384.3 million, $818.9 million and $284.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Differences between the Company’s actual income tax expense and the amount calculated utilizing the U.S. federal statutory rates were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Tax expense at federal statutory rate	$20,584	$37,065	$15,166
Non-controlling interest	2,366	2,440	73
Incremental impact of foreign taxes compared to federal tax rate	8,122	5,009	(476)
Other permanent differences	2,287	11,797	6,531
U.S. state and local taxes, net of U.S. federal benefit	(876)	2,737	(321)
New York City UBT	(1,071)	2,929	(3,256)
Other rate changes	153	(7,007)	(12,783)
Nontaxable gain on insurance disposition	—	(65,231)	—
Uncertain tax positions	3,496	(6,936)	1,475
U.S. tax on foreign earnings, net of tax credits	4,808	31,299	2,643
Prior year adjustments	4,189	(714)	1,076
Valuation allowance	(4,670)	11,532	11,966
Other	(804)	(1,907)	(791)
Provision for income taxes	$38,584	$23,013	$21,303

As of December 31, 2022, the Company’s intention is to permanently reinvest undistributed foreign pre-tax earnings in the Company’s foreign operations. While the one-time transition tax eliminated most of the income tax effects of repatriating the undistributed earnings, there could still be foreign and state and local tax effects on the distribution. Accordingly, no provision has been recorded on foreign and state and local taxes that would be applicable upon distribution of such earnings to the U.S. Further, determination of an estimate of deferred tax liability associated with the distribution of foreign earnings is not practicable. However, this policy will be further re-evaluated and assessed based on the Company’s overall business needs and requirements.
The Company has finalized its accounting policy with respect to taxes on Global Intangible Low-Taxed Income (GILTI) and has elected to treat taxes associated with the GILTI provision using the Period Cost Method and thus have not recorded deferred taxes for basis differences under this regime as of December 31, 2022. Accordingly, the Company recorded a tax expense of $5.6 million, net of foreign tax credits, for the impact of the GILTI provision on its foreign subsidiaries.
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

Significant components of the Company’s deferred tax asset and liability consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021
Deferred tax asset
Basis difference of investments	$15,857	$15,906
Deferred compensation	70,361	70,635
Excess interest expense	39,645	31,319
Other deferred and accrued expenses	10,693	12,157
Net operating loss and credit carry-forwards	45,592	60,160
Total deferred tax asset[1]	182,148	190,177
Valuation allowance	(31,362)	(48,623)
Deferred tax asset, net of valuation allowance	150,786	141,554
Deferred tax liability
Depreciation and amortization	19,675	24,331
Total deferred tax liability[1]	19,675	24,331
Net deferred tax asset	$131,111	$117,223
_______________________________________
1Before netting within tax jurisdictions.
The Company has deferred tax assets associated with net operating losses in U.S. federal, state and local, and non-U.S. jurisdictions of $1.4 million, $4.2 million and $30.6 million, respectively. These losses will begin to expire in 2027, 2025 and 2023, respectively. The Company has deferred tax assets associated with tax credits in the U.S. of $9.4 million, which will begin to expire in 2030. The Company’s deferred tax asset and liability are included in the Company’s Consolidated Statements of Financial Condition as components of “Other assets” and “Accounts payable, accrued and other liabilities,” respectively.
Pursuant to the U.S. GAAP guidance, Accounting for Uncertainty in Income Taxes, the Company provides for uncertain tax positions as a component of income tax expense based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.
A reconciliation of the beginning to the ending amounts of gross unrecognized tax benefits for the years ended December 31, 2022 and 2021 is as follows (in thousands):

Balance, December 31, 2020	$12,187
Increases for prior year tax positions	884
Decreases for prior year tax positions	(999)
Increases for current year tax positions	—
Decreases related to settlements with taxing authorities	—
Decreases related to a lapse of applicable statute of limitations	(7,678)
Balance, December 31, 2021	$4,394
Increases for prior year tax positions	3,159
Decreases for prior year tax positions	—
Increases for current year tax positions	—
Decreases related to settlements with taxing authorities	—
Decreases related to a lapse of applicable statute of limitations	—
Balance, December 31, 2022	$7,553
As of December 31, 2022, the Company’s unrecognized tax benefits, excluding related interest and penalties, were $7.6 million, of which $7.6 million, if recognized, would affect the effective tax rate. The Company is currently open to examination by tax authorities in U.S. federal, state and local jurisdictions and certain non-U.S. jurisdictions for tax years beginning 2019, 2009 and 2016, respectively. The Company is currently under examination by tax authorities in the U.S. federal and certain state, local and foreign jurisdictions. The Company does not believe that the amounts of unrecognized tax benefits will materially change over the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits in “Provision (benefit) for income taxes” in the Company’s Consolidated Statements of Operations. As of December 31, 2022, the Company had accrued $2.7 million for income tax-related interest and penalties of which $1.0 million was accrued during 2022.
21.    Regulatory Requirements
Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.
Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or FCMs subject to Rule 15c3-1 of the SEC and Rule 1.17 of the CFTC, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of December 31, 2022, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.
Certain U.K. and European subsidiaries of the Company are regulated by their national regulator, which include the FCA and L'Autorité des Marchés Financiers and must maintain financial resources (as defined by their national regulator) in excess of the total financial requirement (as defined by their national regulator). As of December 31, 2022, the U.K. and European subsidiaries had financial resources in excess of their requirements.
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
The Company also operates a DCM and DCO through the Futures Exchange Group, which are required to maintain financial resources to cover operating costs for at least one year, keeping at least enough cash or highly liquid securities to cover six months’ operating costs.
The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of December 31, 2022, the Company’s regulated subsidiaries held $666.0 million of net assets. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $342.2 million.
22.    Segment, Geographic and Product Information
Segment Information
The Company currently operates in one reportable segment, brokerage services. BGC provides or has provided brokerage services to the financial markets, integrated Voice, Hybrid and Fully Electronic brokerage in a broad range of products, including fixed income (Rates and Credit), FX, Equities, Energy and Commodities, and Futures and Options. BGC also provides a wide range of services, including trade execution, brokerage, clearing, trade compression, post-trade, information, consulting, and other back-office services to a broad range of financial and non-financial institutions. On November 1, 2021, the Company sold its Insurance brokerage business to The Ardonagh Group (see Note 5— "Divestitures").
Geographic Information
The Company offers products and services in the U.K., U.S., Asia (including Australia), Other Europe, MEA, France, and Other Americas. Information regarding revenues is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenues:
U.K.	$647,916	$835,371	$867,066
U.S.	542,744	517,269	518,811
Asia	271,678	301,489	311,190
Other Europe/MEA	172,376	200,409	192,852
France	92,649	99,933	107,679
Other Americas	67,939	60,893	59,163
Total revenues	$1,795,302	$2,015,364	$2,056,761
Information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; ROU assets; certain other investments; goodwill; other intangible assets, net of accumulated amortization; and rent and other deposits) in the geographic areas is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Long-lived assets:
U.S.	$787,321	$771,696
U.K.	401,823	412,767
Asia	76,870	73,779
Other Europe/MEA	46,413	47,888
Other Americas	17,736	16,032
France	13,019	16,996
Total long-lived assets	$1,343,182	$1,339,158
Product Information
The Company’s business is based on the products and services provided and reflect the manner in which financial information is evaluated by management.
The Company specializes in the brokerage of a broad range of products, including fixed income (Rates and Credit), FX, Equities, Energy and Commodities, and Futures and Options. The Company also provides a wide range of services, including trade execution, broker-dealer services, clearing, trade compression, post trade, information, consulting, and other back-office services to a broad range of financial and non-financial institutions. On November 1, 2021, the Company sold its Insurance brokerage business to The Ardonagh Group (see Note 5—"Divestitures").
Product information regarding revenues is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenues:
Rates	$549,503	$558,507	$544,094
FX	299,721	301,328	315,253
Energy and commodities	291,665	296,458	292,641
Credit	271,419	287,608	329,904
Equities	234,493	247,673	254,702
Insurance[1]	—	178,087	182,707
Total brokerage revenues	$1,646,801	$1,869,661	$1,919,301
All other revenues	148,501	145,703	137,460
Total revenues	$1,795,302	$2,015,364	$2,056,761
_______________________________________
1On November 1, 2021, the Company sold its Insurance Brokerage business to The Ardonagh Group (see Note 5—“Divestitures”).

23.    Revenues from Contracts with Customers
The following table presents the Company’s total revenues separated between revenues from contracts with customers and other sources of revenues (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenues from contracts with customers:
Commissions	$1,281,294	$1,541,900	$1,567,668
Data, software, and post-trade	96,389	89,963	81,920
Fees from related parties	14,734	14,856	25,754
Other revenues	14,275	16,818	14,948
Total revenues from contracts with customers	1,406,692	1,663,537	1,690,290
Other sources of revenues:
Principal transactions	365,507	327,761	351,633
Interest and dividend income	21,007	21,977	12,332
Other revenues	2,096	2,089	2,506
Total revenues	$1,795,302	$2,015,364	$2,056,761
See Note 3—“Summary of Significant Accounting Policies” for detailed information on the recognition of the Company’s revenues from contracts with customers.
Disaggregation of Revenue
See Note 22—“Segment, Geographic and Product Information” for a further discussion on the allocation of revenues to geographic regions.
Contract Balances
The timing of the Company's revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied.
The Company had receivables related to revenues from contracts with customers of $288.5 million and $296.4 million at December 31, 2022 and December 31, 2021, respectively. The Company had no impairments related to these receivables during the years ended December 31, 2022 and 2021.
The Company’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at December 31, 2022 and 2021 was $12.5 million and $9.2 million, respectively. During the years ended December 31, 2022 and 2021, the Company recognized revenue of $9.1 million and $9.0 million, respectively, that was recorded as deferred revenue at the beginning of the period.
Contract Costs
The Company capitalizes costs to fulfill contracts associated with different lines of its business where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized. The Company did not have any capitalized costs to fulfill a contract as of December 31, 2022 and 2021.
24.    Leases
The Company, acting as a lessee, has operating leases and finance leases primarily relating to office space, data centers and office equipment. The leases have remaining lease terms of 0.1 years to 16.6 years, some of which include options to extend the leases in 1 to 10 year increments for up to 15 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement is recognized as incurred.
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
As of December 31, 2022, the Company did not have any leases that have not yet commenced but that create significant rights and obligations.
Supplemental information related to the Company’s operating leases is as follows (in thousands):

	Classification in Consolidated Statements of Financial Condition	December 31, 2022	December 31, 2021
Assets
Operating lease ROU assets	Other assets	$129,786	$136,252
Finance lease ROU assets	Fixed assets, net	$5,685	$2,893
Liabilities
Operating lease liabilities	Accounts payable, accrued and other liabilities	$156,105	$166,220
Finance lease liabilities	Accounts payable, accrued and other liabilities	$6,039	$2,985

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term
Operating leases (years)	7.7	10.8
Finance leases (years)	4.1	4.7
Weighted-average discount rate
Operating leases	4.5%	4.9%
Finance leases	4.3%	3.1%

The components of lease expense are as follows (in thousands):

		Year Ended December 31,
	Classification in Consolidated Statements of Operations	2022	2021	2020
Operating lease cost[1,2]	Occupancy and equipment	$36,894	$41,442	$43,726
Finance lease cost
Amortization on ROU assets	Occupancy and equipment	$753	$146	$—
Interest on lease liabilities	Interest expense	$116	$21	$—
____________________________________
1The Company recorded operating lease costs related to the Insurance brokerage business of $3.5 million for the year ended December 31, 2021.
2Short-term lease expense was not material for the years ended December 31, 2022 and 2021.
The following table shows the Company’s maturity analysis of its operating lease liabilities as of December 31, 2022 (in thousands):

	December 31, 2022
	Operating leases	Finance leases
2023	$35,483	$1,802
2024	30,844	1,448
2025	26,301	1,448
2026	20,861	1,290
2027	18,656	627
Thereafter	89,218	—
Total	$221,363	$6,615
Interest	(65,258)	(576)
Total	$156,105	$6,039
The following table shows cash flow information related to lease liabilities (in thousands):

	Year Ended December 31,
Cash paid for amounts included in the measurement of lease liabilities	2022	2021
Operating cash flows from operating lease liabilities[1]	$38,113	$37,085
Operating cash flows from finance lease liabilities	$116	$21
Financing cash flows from finance lease liabilities	$704	$136
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
As required, any subsequent changes to the CECL reserve are recognized in “Net income (loss) available to common stockholders” in the Company’s Consolidated Statements of Operations. During the years ended December 31, 2022, 2021 and 2020, the Company recorded changes in the CECL reserve as follows (in millions):

	Accrued commissions and other receivables, net	Loans, forgivable loans and other receivables from employees and partners, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, January 1, 2020	$0.8	$1.1	$—	$1.9
Current-period provision for expected credit losses	0.2	0.5	—	0.7
Ending balance, December 31, 2020	1.0	1.6	—	2.6
Current-period provision for expected credit losses	(0.3)	0.1	—	(0.2)
Ending balance, December 31, 2021	0.7	1.7	—	2.4
Current-period provision for expected credit losses	4.7	0.8	7.0	12.5
Ending balance, December 31, 2022	$5.4	$2.5	$7.0	$14.9

For the year ended December 31, 2022, there was an increase of $4.7 million in the CECL reserve against “Accrued commissions and other receivables, net” due to the updated macroeconomic assumptions resulting from a decrease in the GDP growth rate, which included a $4.5 million reserve related to Russia's Invasion of Ukraine, bringing the CECL reserve recorded pertaining to “Accrued commissions and other receivables, net” to $5.4 million as of December 31, 2022. For the years ended December 31, 2021 and 2020, there was a decrease of $0.3 million and an increase of $0.2 million, respectively, in the CECL reserve against “Accrued commissions and other receivables, net.”

For the years ended December 31, 2022, 2021, and 2020, there were increases of $0.8 million, $0.1 million, and $0.5 million, respectively, in the CECL reserve pertaining to "Loans, forgivable loans and other receivables from employees and partners, net" as a result of employee terminations, bringing the CECL reserve recorded pertaining to “Loans, forgivable loans and other receivables from employees and partners, net” to $2.5 million as of December 31, 2022.

For the year ended December 31, 2022, there was an increase of $7.0 million in the CECL reserve against “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” which reflected the downward credit rating migration of certain unsettled trades related to Russia's Invasion of Ukraine, bringing the CECL reserve recorded pertaining to “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” to $7.0 million as of December 31, 2022. There was no change in the CECL reserve recorded pertaining to “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” for the years ended December 31, 2021 and 2020.
26.    Supplemental Balance Sheet Information
The components of certain balance sheet accounts are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Other assets:
Operating lease ROU assets	$129,786	$136,252
Deferred tax asset	152,393	135,365
Equity securities carried under measurement alternative	83,633	82,093
Other taxes	42,922	37,011
Prepaid expenses	20,132	16,715
Rent and other deposits	14,530	15,849
Other	19,618	21,948
Total other assets	$463,014	$445,233

	Year Ended December 31,
	2022	2021
Accounts payable, accrued and other liabilities:
Taxes payable	$290,578	$277,932
Accrued expenses and other liabilities	199,964	203,937
Lease liabilities	162,144	169,205
Deferred tax liability	21,258	18,142
Charitable contribution liability	9,160	10,038
Total accounts payable, accrued and other liabilities	$683,104	$679,254
27.    Subsequent Events
Fourth Quarter 2022 Dividend
On February 24, 2023, the Company’s Board declared a quarterly cash dividend of $0.01 per share for the fourth quarter of 2022, payable on March 31, 2023 to BGC Class A and Class B common stockholders of record as of March 17, 2023.
Drawdown of Revolving Credit Agreement
From January 1, 2023 through March 1, 2023, the Company drew down $70.0 million from its Revolving Credit Agreement. This amount currently carries an interest rate of 6.4%.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman of the Board and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman of the Board and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of December 31, 2022. Based on that evaluation, the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of December 31, 2022.
Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based upon criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Our internal control over financial reporting includes policies and procedures that are intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.
Based on the results of our 2022 evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022. We reviewed the results of management's assessment with our Audit Committee.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K. Such report expresses an unqualified opinion on the effectiveness of the Company's internal controls over financial reporting as of December 31, 2022.
Changes in Internal Control over Financial Reporting
During the year ended December 31, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
Not Applicable
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information appearing under “Election of Directors,” “Information about our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics and Whistleblower Procedures” in the 2023 Proxy Statement is hereby incorporated by reference in response to this Item 10.
ITEM 11.    EXECUTIVE COMPENSATION
The information appearing under “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2023 Proxy Statement is hereby incorporated by reference in response to this Item 11.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information appearing under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information as of December 31, 2022” in the 2023 Proxy Statement is hereby incorporated by reference in response to this Item 12.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information appearing under “Certain Relationships and Related Transactions and Director Independence” and “Election of Directors—Independence of Directors” in the 2023 Proxy Statement is hereby incorporated by reference in response to this Item 13.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information appearing under “Independent Registered Public Accounting Firm Fees” and “Audit Committee Pre-Approval Policies and Procedures” in the 2023 Proxy Statement is hereby incorporated by reference in response to this Item 14.

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
The following Exhibits are filed as part of this Report as required by Regulation S-K. The Exhibits designated by an asterisk (*) are management contracts and compensation plans and arrangements required to be filed as Exhibits to this Report. Certain schedules and exhibits designated by two asterisks (**) have been omitted pursuant to Item 601(a)(5) of Regulation S-K promulgated by the SEC. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request. Certain exhibits have been previously filed with the SEC pursuant to the Securities Exchange Act of 1934 (Commission File Number 0-28191).
EXHIBIT INDEX

Exhibit Number	Exhibit Title

1.1
Controlled Equity Offering SalesSM Agreement, dated August 12, 2022, between BGC Partners, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 12, 2022)

2.1
Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)

2.2
Amendment No. 1, dated as of November 5, 2007, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)

2.3
Amendment No. 2, dated as of February 1, 2008, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)

2.4
Separation Agreement, dated as of March 31, 2008, by and among Cantor Fitzgerald, L.P., BGC Partners, LLC, BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

2.5
Purchase Agreement, dated as of April 1, 2013, by and among BGC Partners, Inc., BGC Partners, L.P., The NASDAQ OMX Group, Inc., and for certain limited purposes, Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013)

2.6
Tender Offer Agreement executed by BGC Partners, Inc., BGC Partners, L.P. and GFI Group Inc., dated February 19, 2015 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2015)

2.7
Stock Purchase Agreement by and among GFINet, Inc., GFI TP Holdings Pte Ltd, Intercontinental Exchange, Inc., and, solely for the purposes set forth therein, GFI Group Inc. and BGC Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 18, 2015)

2.8
Agreement and Plan of Merger, dated December 22, 2015, by and among BGC Partners, Inc., JPI Merger Sub 1, Inc., JPI Merger Sub 2, LLC, Jersey Partners Inc., New JP Inc., Michael Gooch and Colin Heffron (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2015)

Exhibit Number	Exhibit Title
2.9
Transaction Agreement, dated as of July 17, 2017, by and among BGC Partners, Inc. BGC Partners, L.P., Cantor Fitzgerald, L.P., Cantor Commercial Real Estate Company, L.P., Cantor Sponsor, L.P., CF Real Estate Finance Holdings, L.P. and CF Real Estate Finance Holdings GP, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 21, 2017)

2.10
Amended and Restated Separation and Distribution Agreement, dated as of November 23, 2018, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., BGC Global Holdings, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 27, 2018)

2.11
Agreement for the Sale and Purchase of the Share Capital of Ed Broking Group Limited and Besso Insurance Group Limited, Dated May 26, 2021, by and Among Tower Bridge (One) Limited, Ardonagh Specialty Holdings 2 Limited, The Ardonagh Group Limited and BGC Partners, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2021)

2.12
Deed of Variation in Respect of the Agreement for the Sale and Purchase of the Share Capital of Ed Broking Group Limited and Besso Insurance Group Limited, dated August 25, 2021, by and among Tower Bridge (One) Limited, Ardonagh Specialty Holdings 2 Limited, The Ardonagh Group Limited and BGC Partners, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2021)

2.13
Deed of Variation in Respect of the Agreement for the Sale and Purchase of the Share Capital of Ed Broking Group Limited and Besso Insurance Group Limited, dated October 31, 2021, by and among Tower Bridge (One) Limited, Ardonagh Specialty Holdings 2 Limited, The Ardonagh Group Limited and BGC Partners, Inc. (incorporated by reference to Exhibit 2.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2021)

2.14
Corporate Conversion Agreement, dated as of November 15, 2022, by and among BGC Partners, Inc., BGC Group, Inc., BGC Holdings, L.P., BGC GP, LLC, BGC Partners II, Inc., BGC Partners II, LLC, BGC Holdings Merger Sub, LLC and, solely for the purposes of certain provisions therein, Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 16, 2022)**

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

4.8	Form of BGC Partners, Inc. 3.750% Senior Notes due 2024 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed with the SEC on September 30, 2019)

Exhibit Number	Exhibit Title
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

10.35
Second Amended and Restated Agreement of Limited Partnership of BGC Partners, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.36
Second Amended and Restated Agreement of Limited Partnership of BGC Global Holdings, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.37
Registration Rights Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.38
Tax Matters Agreement, dated as of December 13, 2017, by and among BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.39
Amended and Restated Tax Receivable Agreement, dated as of December 13, 2017, by and between Cantor Fitzgerald, L.P. and BGC Partners, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.40
Registration Rights Agreement, dated as of July 10, 2020, between BGC Partners, Inc. and the parties named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 14, 2020)

10.41
Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 23, 2018)

10.42
Amendment, dated August 6, 2018, to the Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2018)

10.43
Amended and Restated Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 23, 2018)

10.44
Credit Agreement, dated as of November 28, 2018, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 27, 2018)

10.45
First Amendment, dated December 11, 2019, to the Credit Agreement, dated as of November 28, 2018, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2019)

10.46
Second Amendment, dated February 26, 2020, to the Credit Agreement, dated as of November 28, 2018, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as the Administrative Agent. (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2021)

10.47
Amended and Restated Credit Agreement, dated as of March 10, 2022, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 14, 2022)

10.48
Support Agreement, dated as of November 15, 2022, by and among BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 16, 2022)**

21.1	List of subsidiaries of BGC Partners, Inc.

Exhibit Number	Exhibit Title
23.1	Consent of Ernst & Young LLP

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from BGC Partners’ Annual Report on Form 10-K for the period ended December 31, 2022 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, (vi) Notes to the Consolidated Financial Statements, and (vii) Schedule I, Parent Company Only Financial Statements. The XBRL Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document.

104	The cover page from this Annual Report on Form 10-K, formatted in inline XBRL (included in Exhibit 101).

ITEM 16.    FORM 10-K SUMMARY
Not Applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March, 2023.

BGC Partners, Inc.
By:	/S/ HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant, BGC Partners, Inc., in the capacities and on the date indicated.

Signature	Capacity in Which Signed	Date

/S/ HOWARD W. LUTNICK	Chairman of the Board and Chief Executive Officer	March 1, 2023
Howard W. Lutnick	(Principal Executive Officer)

/S/ JASON W. HAUF	Chief Financial Officer	March 1, 2023
Jason W. Hauf	(Principal Financial and Accounting Officer)

/S/ LINDA A. BELL	Director	March 1, 2023
Linda A. Bell

/S/ MARTIN LAGUERRE	Director	March 1, 2023
Martin Laguerre

/S/ DAVID P. RICHARDS	Director	March 1, 2023
David P. Richards

/S/ ARTHUR U. MBANEFO	Director	March 1, 2023
Arthur U. Mbanefo

[Signature page to the Annual Report on Form 10-K for the period ended December 31, 2022 dated March 1, 2023.]

BGC PARTNERS, INC.
(Parent Company Only)
STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$49	$31
Investments in subsidiaries	592,571	568,961
Receivables from related parties	9,160	10,038
Notes receivable from related parties	1,045,966	1,043,189
Other assets	91,654	70,261
Total assets	$1,739,400	$1,692,480
Liabilities and Stockholders’ Equity
Accounts payable, accrued and other liabilities	$23,789	$29,539
Notes payable and other borrowings	1,045,966	1,043,189
Total liabilities	1,069,755	1,072,728
Commitments and contingencies (Note 2)
Total stockholders’ equity	669,645	619,752
Total liabilities and stockholders’ equity	$1,739,400	$1,692,480
See accompanying Notes to Financial Statements.

BGC PARTNERS, INC.
(Parent Company Only)
STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Other revenues	$263	$552	$450
Interest and dividend income	53,652	60,772	65,762
Total revenue	53,915	61,324	66,212
Expenses:
Interest expense	53,652	60,772	65,762
Total expenses	53,652	60,772	65,762
Income from operations before income taxes	263	552	450
Equity income (loss) of subsidiaries	42,207	114,971	38,030
Provision (benefit) for income taxes	(6,242)	(8,484)	(6,582)
Net income available to common stockholders	$48,712	$124,007	$45,062
Per share data:
Basic earnings (loss) per share
Net income available to common stockholders	$48,712	$124,007	$45,062
Basic earnings (loss) per share	$0.13	$0.33	$0.12
Basic weighted-average shares of common stock outstanding	371,561	379,215	361,736
Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$63,479	$173,995	$64,787
Fully diluted earnings (loss) per share	$0.13	$0.32	$0.12
Fully diluted weighted-average shares of common stock outstanding	499,414	540,020	546,848
See accompanying Notes to Financial Statements.

BGC PARTNERS, INC.
(Parent Company Only)
STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income available to common stockholders	$48,712	$124,007	$45,062
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(4,883)	(11,853)	5,382
Benefit plans	—	235	(1,210)
Total other comprehensive (loss) income, net of tax	(4,883)	(11,618)	4,172
Comprehensive income attributable to common stockholders	$43,829	$112,389	$49,234
See accompanying Notes to Financial Statements.

BGC PARTNERS, INC.
(Parent Company Only)
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income available to common stockholders	$48,712	$124,007	$45,062
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred financing costs	2,801	3,592	4,188
Equity (income) loss of subsidiaries	(48,712)	(114,971)	(38,030)
Deferred tax (benefit) expense	(20,341)	(6,404)	(13,585)
Decrease (increase) in operating assets:
Investments in subsidiaries	55,706	335,295	(11,480)
Receivables from related parties	878	(7,280)	1,241
Note receivable from related party	(2,801)	251,312	(187,069)
Other assets	(1,052)	1,769	887
(Decrease) increase in operating liabilities:
Accounts payable, accrued and other liabilities	(5,750)	(21,459)	14,295
Net cash used in operating activities	29,441	565,861	(184,491)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	—	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to stockholders	(14,859)	(15,098)	(60,440)
Repurchase of Class A common stock	(103,888)	(365,398)	(5)
Issuance of senior notes, net of deferred issuance costs	—	—	294,396
Repayments of senior notes	—	(256,032)	(43,968)
Unsecured revolving credit agreement borrows	—	300,000	230,000
Unsecured revolving credit agreement repayments	—	(300,000)	(300,000)
Distributions from subsidiaries	89,234	70,602	61,972
Proceeds from offering of Class A common stock, net	90	72	2,516
Net cash provided by financing activities	(29,423)	(565,854)	184,471
Net increase (decrease) in cash and cash equivalents	18	7	(20)
Cash and cash equivalents at beginning of period	31	24	44
Cash and cash equivalents at end of period	$49	$31	$24
Supplemental cash information:
Cash paid (refund) during the period for taxes	$5,269	$(157)	$(5,919)
Cash paid during the period for interest	49,375	59,018	60,594
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$34,889	$157,547	$11,388
Issuance of Class A and contingent Class A common stock and limited partnership interests for acquisitions	2,710	1,160	1,578
See accompanying Notes to Financial Statements.

BGC PARTNERS, INC.
(Parent Company Only)
NOTES TO FINANCIAL STATEMENTS
1.Organization and Basis of Presentation
The accompanying Parent Company Only Financial Statements of BGC Partners should be read in conjunction with the Consolidated Financial Statements of BGC Partners and subsidiaries and the notes thereto.
For the year ended December 31, 2022, the Company declared and paid cash dividends of $0.04 per share to BGC Class A and Class B common stockholders. For the year ended December 31, 2021 and 2020, the comparable cash dividend amounts were $0.04 per share and $0.17 per share, respectively.
2.Commitments, Contingencies and Guarantees
On May 31, 2017, the Company entered into a $29.9 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement is guaranteed by the Parent Company and incurred interest at a fixed rate of 3.44% per year and matured on May 31, 2021; therefore, there were no borrowings outstanding as of December 31, 2022 and 2021. The Company did not record any interest expense related to this arrangement for the year ended December 31, 2022. The Company recorded interest expense related to this secured loan arrangement of $40 thousand and $0.3 million for the years ended December 31, 2021 and 2020, respectively.
On April 8, 2019, the Company entered into a $15.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement is guaranteed by the Parent Company and incurs interest at a fixed rate of 3.77% and matures on April 8, 2023. As of December 31, 2022 and December 31, 2021, the Company had $2.0 million and $5.9 million, respectively, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2022 and 2021 was $10 thousand and $0.1 million, respectively. The Company recorded interest expense related to this secured loan arrangement of $0.1 million, $0.3 million and $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
On April 19, 2019, the Company entered into a $10.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement is guaranteed by the Parent Company and incurs interest at a fixed rate of 3.89% and matures on April 19, 2023. As of December 31, 2022 and December 31, 2021, the Company had $1.3 million and $3.8 million, respectively, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2022 and 2021 was $0.3 million and $1.0 million, respectively. The Company recorded interest expense related to this secured loan arrangement of $0.1 million, $0.2 million and $0.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
3.Notes Payable and Other Borrowings
Unsecured Senior Revolving Credit Agreement
On November 28, 2018, the Company entered into the Revolving Credit Agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, which replaced the existing committed unsecured senior revolving credit agreement. The maturity date of the Revolving Credit Agreement was November 28, 2020, and the maximum revolving loan balance was $350.0 million. Borrowings under this Revolving Credit Agreement bore interest at either LIBOR or a defined base rate plus additional margin. On December 11, 2019, the Company entered into an amendment to the Revolving Credit Agreement. Pursuant to the amendment, the maturity date was extended to February 26, 2021. On February 26, 2020, the Company entered into a second amendment to the Revolving Credit Agreement, pursuant to which, the maturity date was extended by two years to February 26, 2023. There was no change to the interest rate or the maximum revolving loan balance. On November 1, 2021, the Company repaid in full the $300.0 million borrowings outstanding under the Revolving Credit Agreement. As of both December 31, 2022 and 2021, there were no borrowings outstanding under the Revolving Credit Agreement. The average interest rate on the outstanding borrowings was 0.00% and 2.09% for the years ended December 31, 2022 and 2021, respectively. The Company recorded interest expense related to the Revolving Credit Agreement of $2.3 million, $3.6 million and $5.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
5.125% Senior Notes
On May 27, 2016, the Company issued an aggregate of $300.0 million principal amount of 5.125% Senior Notes, which matured on May 27, 2021. The 5.125% Senior Notes were general senior unsecured obligations of the Company. The 5.125% Senior Notes bore interest at a rate of 5.125% per year, payable in cash on May 27 and November 27 of each year, commencing November 27, 2016 and ending on the maturity date. Prior to maturity, on August 5, 2020, the Company commenced a cash tender offer for any and all $300.0 million outstanding aggregate principal amount of its 5.125% Senior Notes. On August 11, 2020, the Company’s cash tender offer expired at 5:00 p.m., New York City time. As of the expiration time, $44.0 million aggregate principal amount of the 5.125% Senior Notes were validly tendered. These notes were redeemed on the settlement date of August 14, 2020. On May 27, 2021, BGC repaid the remaining $256.0 million principal plus accrued interest on its 5.125% Senior Notes. The Company did not record any interest expense related to the 5.125% Senior Notes for the year ended December 31, 2022. The Company recorded interest expense related to the 5.125% Senior Notes of $5.8 million and $16.3 million for the years ended December 31, 2021 and 2020, respectively.
5.375% Senior Notes
On July 24, 2018, the Company issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes. The 5.375% Senior Notes are general senior unsecured obligations of the Company. The 5.375% Senior Notes bear interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The 5.375% Senior Notes will mature on July 24, 2023. The Company may redeem some or all of the 5.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture related to the 5.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes was $444.2 million, net of the discount and debt issuance costs of $5.8 million. The issuance costs are amortized as interest expense and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 5.375% Senior Notes as of December 31, 2022 was $449.2 million. The Company recorded interest expense related to the 5.375% Senior Notes of $25.5 million, $25.5 million and $25.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
3.750% Senior Notes
On September 27, 2019, the Company issued an aggregate of $300.0 million principal amount of 3.750% Senior Notes. The 3.750% Senior Notes are general unsecured obligations of the Company. The 3.750% Senior Notes bear interest at a rate of 3.750% per year, payable in cash on April 1 and October 1 of each year, commencing April 1, 2020. The 3.750% Senior Notes will mature on October 1, 2024. The Company may redeem some or all of the 3.750% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 3.750% Senior Notes was $296.1 million, net of discount and debt issuance costs of $3.9 million. The issuance costs will be amortized as interest expense and the carrying value of the 3.750% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 3.750% Senior Notes was $298.6 million as of December 31, 2022. The Company recorded interest expense related to the 3.750% Senior Notes of $12.1 million, $12.1 million and $12.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
4.375% Senior Notes
On July 10, 2020, the Company issued an aggregate of $300.0 million principal amount of 4.375% Senior Notes. The 4.375% Senior Notes are general unsecured obligations of the Company. The 4.375% Senior Notes bear interest at a rate of 4.375% per year, payable in cash on June 15 and December 15 of each year, commencing December 15, 2020. The 4.375% Senior Notes will mature on December 15, 2025. The Company may redeem some or all of the 4.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices. If a “Change of Control Triggering Event” occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 4.375% Senior Notes was $296.8 million, net of discount and debt issuance costs of $3.2 million. The issuance costs will be amortized as interest expense, and the carrying value of the 4.375% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 4.375% Senior Notes was $298.2 million as of December 31, 2022. The Company recorded interest expense related to the 4.375% Senior Notes of $13.8 million, $13.8 million, and $6.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.