Form 10-K/A
period 2022-12-31
BGC Partners, Inc.
filed 2023-04-28
CIK 1094831

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use
the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting common equity held by non-affiliates of the registrant, based upon the closing price of the Class A common stock on June 30, 2022 as reported on NASDAQ, was approximately $1,056,877,057
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
On April 25, 2023 the registrant had 339,363,921 shares of Class A common stock, $0.01 par value, and 45,884,380 shares of Class B common stock, $0.01 par value, outstanding.

Auditor Name: Ernst & Young, LLP	Auditor Location: New York, New York	PCAOB ID Number: 42

EXPLANATORY NOTE
Throughout this document BGC Partners, Inc. is referred to as “BGC,” and “BGC Partners,” and, together with its subsidiaries, as the “Company,” “we,” “us,” or “our.”
On March 1, 2023, BGC filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original Form 10-K”). Certain Part III information was omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year. The Company does not anticipate that its definitive proxy statement involving the election of directors in connection with its 2023 annual
meeting of stockholders will be filed by April 30, 2023 (i.e., within 120 days after the end of the Company’s 2022 fiscal year). Accordingly, this Amendment No. 1 (this “Amendment”) hereby amends and restates Part III, Items 10 through 14, of the Original Form 10-K as set forth below. The information included herein as required by Part III, Items 10 through 14, of the Original Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our 2023 annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14, of Form 10-K.
This Amendment also restates Item 15 of Part IV of the Original Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.
No other amendments are being made hereby to the Original Form 10-K. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the SEC on March 1, 2023, and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K. Terms used but not defined herein have the meanings given to them in the Original Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors (the “Board”) is currently composed of five members. Information with respect to our directors is set forth below.

Information about our Directors

		Director
Name	Age	Since	Biographies

Howard W. Lutnick	61	1999	Mr. Lutnick is the Chairman of our Board of Directors and our Chief Executive Officer, positions in which he has served from June 1999 to the present. Mr. Lutnick joined Cantor Fitzgerald, L.P. (“Cantor”) in 1983 and has served as President and Chief Executive Officer of Cantor since 1992 and as Chairman since 1996. Mr. Lutnick also served as President of Cantor from 1991 until 2017. Mr. Lutnick has been Chairman of Newmark Group, Inc. (“Newmark”) since 2016. In addition, Mr. Lutnick also holds offices at and provides services to various other affiliates of Cantor and provides services to our and Newmark’s operating partnerships and subsidiaries, including BGC Partners, L.P. (“BGC U.S. OpCo”), BGC Global Holdings, L.P. (“BGC Global OpCo”), and Newmark Partners, L.P. (“Newmark OpCo”). In addition, Mr. Lutnick’s company, CF Group Management, Inc. is the managing general partner of Cantor. Mr. Lutnick has also been a director of Satellogic, Inc. (“Satellogic”) since January 2022. Mr. Lutnick is a member of the Board of Directors of the Horace Mann School, the Board of Directors of the National September 11 Memorial & Museum, and the Board of Directors of the Partnership for New York City.

			In addition, Mr. Lutnick also served as the Chairman and Chief Executive Officer of CF Finance Acquisition Corp. a special purpose acquisition company (“SPAC”) from October 2015 until consummation of its business combination with GCM Grosvenor, Inc. (“GCM Grosvenor”) in November 2020, as the Chairman and Chief Executive Officer of CF Finance Acquisition Corp. II, a SPAC, from September 2019 until consummation of its business combination with View, Inc. in March 2021, as the Chairman and Chief Executive Officer of CF Finance Acquisition Corp. III from March 2016 until consummation of its business combination with AEye, Inc. in August 2021, as the Chairman and Chief Executive Officer of CF Acquisition Corp. V from April 2020 until consummation of its business combination with Satellogic in January 2022, and as the Chairman and Chief Executive Officer of CF Acquisition Corp. VI from April 2020 until consummation of its business combination with Rumble Inc. in September 2022. Currently, Mr. Lutnick has served as the Chairman and Chief Executive Officer of CF Acquisition Corp. IV since January 2020, CF Acquisition Corp. VII since July 2020 and CF Acquisition Corp. VIII since July 2020, all of which are SPACs. Additionally, Mr. Lutnick has served as Chairman and Chief Executive Officer of Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.) which is a non-traded real estate investment trust, or REIT, since February 2017. Mr. Lutnick received an undergraduate degree from Haverford College.

Linda A. Bell	64	2013	Dr. Bell has been a director of our Company since July 2013. Dr. Bell has served as the Provost and Dean of Faculty at Barnard College, Columbia University since 2012, where she is also the Claire Tow Professor of Economics. Prior to joining Barnard, Dr. Bell was the Provost and John B. Hurford Professor of Economics at Haverford College from 2007 and 2012 and a member of the faculty since 1992. Prior to her tenure at Haverford, Dr. Bell held visiting faculty appointments at Stanford University, the University of California, San Diego, the John F. Kennedy School of Government at Harvard University, and the Woodrow Wilson School of Public Administration at Princeton University, and has taught at the Leonard N. Stern School of Business at New York University. Dr. Bell has also served as a research fellow at the Institute for the Study of Labor (IZA) in Bonn, Germany since 2003, and as a senior consultant for the labor practice group of the National Economic Research Associates since 2006. Dr. Bell holds a Ph.D. in Economics from Harvard University.

David P. Richards	70	2017	Mr. Richards has been a director of our Company since December 2017. Mr. Richards is the Chairman of Prodrive Holdings Ltd., a British motorsport and advanced engineering group, a position in which he has served since the firm’s founding in 1984. He previously served as Chairman of Aston Martin Lagonda Ltd., a British manufacturer of luxury sports cars, from 2007 until 2013, and as a non-executive director of BGC European GP Limited from May 2009 until June 2017. Mr. Richards currently serves in the role of Chairman of the UK governing body of the Motor Sports Association and in June 2022 was appointed as a Member of the Board of Trustees at the FIA Foundation, an international charity focused on issues in the automotive world. Mr. Richards has been a director of Phytome Life Sciences, a U.K. plant-based medical research company since August 2019. In the 2005 Queen’s New Year’s Honours, Mr. Richards was made a Commander of the British Empire, CBE, for his services to motorsport. Mr. Richards attended Brynhyfryd School in North Wales followed by five years of articles with a Liverpool firm of chartered accountants. He holds honorary doctorates and fellowships from the Universities of Wales, Coventry, Warwick and Cranfield.

Arthur U. Mbanefo	56	2021	Mr. Mbanefo has been a director of our Company since October 2021. Since January 2023, Mr. Mbanefo has been the Managing Partner of Phoenix Partners LP, a merchant banking and private credit business, where he previously served in the same role from September 2019 until February 2020. From February 2020 to June 2022, Mr. Mbanefo was the Chief Investment Officer and Head of Principal Business and Asset Management for ORIX Corporation USA, the U.S. subsidiary of ORIX Corporation, a publicly owned, Tokyo-based international financial services company. In this role, he led investments across private equity, private credit and real estate, with a focus on the U.S. middle market. He was also an Advisory Director of the Board of ORIX Corporation USA. Mr. Mbanefo served as the Chief Investment Officer of Barclays Bank PLC from March 2017 until June 2019 where he was responsible for all the investment of the balance sheet of Barclays Bank PLC across corporate and investment banking, markets, pension and asset management, cards and payments. Prior to this role, he was a Head of Markets at Barclays from September 2015 to February 2017 and a Managing Director at the firm in various market leadership roles from May 2009 to September 2015. Prior to Barclays, Mr. Mbanefo served as Chief Investment Officer and Chief Executive Officer of two alternative investment management firms. In addition, since May 23, 2022, he has been the Chairman of the advisory board of Datatailr Inc., a financial and data analytics and development firm, and since September 1, 2022, he has been a senior adviser to Banyan LLC, an e-commerce data solutions firm. He is an advisory board member of the non-profit, Room to Read, in both London and New York. Mr. Mbanefo graduated with a BSc with Honours from Loughborough University. He is also a Fellow Chartered Accountant.

Martin Laguerre	49	2023	Mr. Laguerre has been a director of our company since January 2023. Beginning February 2023, Mr. Laguerre became a Senior Advisor of Warburg Pincus, working in its Capital Solutions, Financial Services and Business Services Group. From 2019 to 2022, Mr. Laguerre was Executive Vice-President and Global Head of Private Equity and Managing Director Capital Solutions at Caisse de dépôt et placement du Québec (“CDPQ”), a Canadian pension fund. From 2016 to 2019, Mr. Laguerre was a Senior Principal at CPP Investment Board (formerly CPPIB), a Canadian pension fund. From 2010 to 2016, Mr. Laguerre was Managing Director at General Electric Power & Water where he was involved in the firm’s mergers and acquisitions and integration strategy for renewable energy. Prior to joining General Electric, Mr. Laguerre held various corporate roles at IPG Photonics Corporation, a U.S. manufacturer of fiber lasers, and at DLJ, Credit Suisse, and Lehman Brothers Investment Banking in New York. Mr. Laguerre has served as a board member of Annaly Capital Management, Inc. since March 2023. Representing CDPQ, Mr. Laguerre previously served as a board member of Sagen MI Canada, a Canadian mortgage insurance provider. Representing CPP Investment Board, Mr. Laguerre previously served as a board member of Cordelio Power Inc., a North American renewable energy operating company, of Auren Energia SA (formerly Votorantim Energia), a Brazilian renewable energy holding company, and of a joint venture in select North American onshore renewable power assets of Enbridge Inc. Mr. Laguerre has been a CFA Charterholder from the CFA Institute since 2000. Mr. Laguerre holds a Bachelor of Commerce from McGill University, and an MBA from the University of Chicago’s Booth School of Business. He is a Desautels’ Global Expert at McGill University’s Desautels Faculty of Management.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers are appointed annually by our Board and serve at the discretion of our Board. In addition to Mr. Lutnick, our Chief Executive Officer, who also serves as a member of the Board, our executive officers, their respective ages and positions and certain other information with respect to each of them are as follows:

Sean A. Windeatt, 49, has been our Chief Operating Officer since January 2009 and was our Interim Chief Financial Officer from December 2018 until December 31, 2019. Mr. Windeatt has been Executive Managing Director and Vice President of BGC Partners from 2007 to 2009 and served as a Director of Cantor Fitzgerald International from 2004 to 2007. Mr. Windeatt also provides services to our operating partnerships and subsidiaries. Mr. Windeatt also served as a Business Manager and member of the finance department of Cantor Fitzgerald International from 1997 to 2003.

Jason W. Hauf, 54, has been our Chief Financial Officer since June 6, 2022. Prior to his time at the Company, Mr. Hauf was at Exos Technology and Financial Partners, a private firm specializing in financial services for B2B institutional finance starting in 2017, and where he served as Managing Director and Chief Financial Officer from 2018 to 2022. Prior to his time at Exos, Mr. Hauf was Managing Director and Chief Financial Officer at Royal Bank of Scotland, Corporate and Institutional Banking Division, Americas and Vice President of AIG Financial Products Corp. He began his career at Coopers & Lybrand, where he was a Manager. Mr. Hauf holds a B.S. in Accounting from the University of Delaware.

Stephen M. Merkel, 64, has been our Executive Vice President and General Counsel since September 2001 and was our Senior Vice President, General Counsel and Secretary from June 1999 to September 2001. Mr. Merkel was our Secretary from September 2001 until January 2019. Mr. Merkel served as a director of our Company from September 2001 until October 2004. Mr. Merkel has been Executive Managing Director, General Counsel and Secretary of Cantor since December 2000 and was Senior Vice President, General Counsel and Secretary of Cantor from May 1993 to December 2000. He joined Cantor in 1993 and oversees all legal and compliance functions. Mr. Merkel has been Executive Vice President, Chief Legal Officer of Newmark since January 2019 and was its Corporate Secretary from December 2017 to January 2019. Mr. Merkel also holds offices at and provides services to various other affiliates of Cantor and provides services to our operating partnerships and subsidiaries, including BGC U.S. OpCo, BGC Global OpCo and Newmark OpCo. Mr. Merkel also served as the Executive Vice President, General Counsel and Secretary of CF Finance Acquisition Corp. from October 2015 until consummation of its business combination with GCM Grosvenor in November 2020. Prior to joining Cantor, Mr. Merkel was Vice President and Assistant General Counsel at Goldman Sachs & Co. From September 1985 to January 1990, Mr. Merkel was an associate with the law firm of Paul, Weiss, Rifkind, Wharton & Garrison. Mr. Merkel is a founding board member of the Wholesale Markets Brokers’ Association, Americas. Mr. Merkel graduated with a B.A. magna cum laude from the University of Pennsylvania and received his law degree from the University of Michigan School of Law.

CORPORATE GOVERNANCE

Independence of Directors

Our Board has determined that each of Dr. Bell and Messrs. Richards, Mbanefo and Laguerre qualifies as an “independent director” in accordance with the published listing requirements of the Nasdaq Stock Market, Inc. (“Nasdaq”). The Nasdaq independence definition consists of a series of objective tests, including that the director is not an officer or employee of ours and has not engaged in various types of business dealings with us. In addition, as further required by Nasdaq rules, our Board has made a subjective determination with respect to each independent director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment by each such director in carrying out the responsibilities of a director. In making these determinations, our Board has reviewed and discussed information provided by the individual directors and us with regard to each director’s business and personal activities as they may relate to us and our management, including participation on any boards of other organizations in which other members of our Board are members.

Meetings and Committees of Our Board of Directors

Our Board held 15 meetings during the year ended December 31, 2022. In addition to meetings, our Board and its committees reviewed and acted upon matters by unanimous written consent from time to time. During 2022, each independent director attended 100% of the total number of meetings of the Board and the committees of which he or she was a member, except Mr. Mbanefo who missed three meetings during the year ended December 31, 2022 due to personal family matters.

In addition to regular committee meetings which are indicated below, the independent directors of the Board held 13 joint or special project committee meetings in 2022.

Audit Committee

Our Board has an Audit Committee. The members of the Committee are currently Dr. Bell and Messrs. Richards, Mbanefo and Laguerre, all of whom qualify as “independent” in accordance with the published listing requirements of Nasdaq. Mr. Mbanefo serves as chair, replacing former director William Moran in April 2022. Former directors Stephen Curwood and William Moran were members of the Audit Committee during 2022. Messrs. Curwood and Moran departed the Board on December 30, 2022 following the 2022 annual meeting of stockholders (the “2022 Annual Meeting”). Mr. Laguerre joined the Audit Committee on January 25, 2023. The members of the Committee also each qualify as “independent” under special standards established by the SEC for members of audit committees, and the Committee includes at least two members who are determined by our Board to also meet the qualifications of an audit committee financial expert in accordance with the SEC rules. Each of Messrs. Richards, Mbanefo and Laguerre is an independent director who has been determined to be an audit committee financial expert. The Committee operates pursuant to an Audit Committee Charter, which is available at www.bgcpartners.com/esg/governance under the heading “Independent Audit Committee” or upon written request from BGC free of charge.

Our Audit Committee selects our independent registered public accounting firm (our “Auditors”), consults with our Auditors and with management with regard to the adequacy of our financial reporting, internal control over financial reporting and the audit process and considers any permitted non-audit services to be performed by our Auditors. The Committee also approves all related party transactions, oversees the management of our enterprise risk management program, oversees compliance with our Code of Business Conduct and Ethics (the “Code of Ethics”), and administers our whistleblower policy, including the establishment of procedures with respect to the receipt, retention and treatment of complaints received by us regarding accounting, internal controls and auditing matters, and the anonymous submission by employees of complaints involving questionable accounting or auditing matters. The Committee held 13 meetings during the year ended December 31, 2022.

During 2022, our Audit Committee engaged Ernst & Young LLP (“Ernst & Young”) to be our Auditors for the year ending December 31, 2022. Ernst & Young was also approved to perform reviews of each of our quarterly financial reports for the year ending December 31, 2022, and certain other audit-related services such as accounting consultations. Pursuant to our Audit Committee Charter, the Committee will pre-approve audit services, internal control-related services and permitted non-audit services (including the fees and other terms thereof) to be performed for us by Ernst & Young, as set forth in the Audit Committee Charter.

Compensation Committee

Our Board has a Compensation Committee. The members of the Committee are currently Dr. Bell and Messrs. Richards, Mbanefo and Laguerre, all of whom are independent directors. Each member of the Committee qualifies as “independent” in accordance with the published listing requirements of Nasdaq. Dr. Bell serves as chair, replacing Mr. Curwood in April 2022. Messrs. Moran and Curwood were members of the Compensation Committee during 2022. Messrs. Curwood and Moran departed the Board on December 30, 2022 following the 2022 Annual Meeting. Mr. Laguerre joined the Compensation Committee on January 25, 2023. The Committee is responsible for reviewing and approving all compensation arrangements for our executive officers and for administering the BGC Holdings, L.P. (“BGC Holdings”) Participation Plan (the “Participation Plan”), our Eighth Amended and Restated BGC Partners, Inc. Long Term Incentive Plan (the “Equity Plan”) and our Second Amended and Restated BGC Partners, Inc. Incentive Bonus Compensation Plan (the “Incentive Plan” and together with the Participation Plan and the Equity Plan, the “BGC Compensation Plans”). The Committee operates pursuant to a Compensation Committee Charter, which is available at www.bgcpartners.com/esg/governance under the heading “Independent Compensation Committee” or upon written request from BGC free of charge. The Committee held 6 meetings during the year ended December 31, 2022.

ESG Committee

Our Board also has an Environmental, Social and Governance (“ESG”) Committee. The members of the Committee are currently Dr. Bell and and Messrs. Richards, Mbanefo and Laguerre, each of whom is an independent director. Mr. Mbanefo serves as chair, replacing Mr. Curwood on December 30, 2022. Mr. Curwood departed the Board on December 30, 2022 following the 2022 Annual Meeting. Mr. Laguerre joined the ESG Committee on January 25, 2023. Each member of the Committee qualifies as “independent” in accordance with the published listing requirements of Nasdaq. The Committee is responsible for working with management to review ESG initiatives and procedures appropriate to the Company, to provide periodic review of ESG practices and policies, to review management’s current ESG strategy to ensure the Company engages in appropriate practices and technologies and to otherwise make recommendations on these matters to the full Board. The Committee operates pursuant to an Environmental, Social and Governance Committee Charter, which is available at www.bgcpartners.com/esg/governance under the heading “Independent Environmental, Social and Governance Committee,” or upon written request from us free of charge. The Committee was formed in April 2021. The Committee held 5 meetings during the year ended December 31, 2022.

Nominating Process

All directors participate in the consideration of director nominees recommended for selection by a majority of the independent directors as defined by the published listing requirements of Nasdaq. Accordingly, our Board does not have a separate nominating committee or committee performing similar functions and does not have a nominating committee charter. Our Board believes that such participation of all directors is appropriate given the size of our Board and the level of participation of all of our independent directors in the nomination process. Our Board will also consider qualified director candidates identified by a member of senior management or by a stockholder. However, it is our general policy to re-nominate qualified incumbent directors, and, absent special circumstances, our Board will not consider other candidates when a qualified incumbent consents to stand for re-election. A stockholder wishing to submit a recommendation for a director candidate should follow the instructions set forth in this Amendment under the section below entitled “Communications with Our Board of Directors.”

Qualification Criteria and Diversity

Our Board considers the following minimum criteria when reviewing a director nominee: director candidates must (1) have the highest character and integrity, (2) be free of any conflict of interest which would violate applicable laws or regulations or interfere with the proper performance of the responsibilities of a director, (3) possess substantial and significant experience which would be of particular importance in the performance of the duties of a director, (4) have sufficient time available to devote to our affairs in order to carry out the responsibilities of a director, and (5) have the capacity and desire to represent the best interests of our stockholders. In addition, the Board considers as one factor among many the diversity of Board candidates, which may include diversity of gender, age and ethnicity. See “Environmental, Social and Governance Policies and Practices (ESG/Sustainability) Board Diversity.” The Board also considers diversity of skills and experience, as well as geographic background. Our Board screens candidates, does reference checks and conducts interviews, as appropriate. Our Board does not evaluate nominees for director any differently because the nominee is or is not recommended by a stockholder.

With respect to qualifications of the members of the Board, the Board generally values the broad business experience and independent business judgment in the financial services or in other fields of each member. Specifically, Dr. Bell is qualified based on her experience as a university academic manager, as an academic researcher and professor in economics, and as a former director of a fully electronic exchange. Mr. Richards is qualified based on his global business experience and his status as an audit committee financial expert. Messrs. Mbanefo and Laguerre are qualified as a result of their broad experience in the financial services industry, their general business experience, and their status as audit committee financial experts.

The director qualifications matrix below summarizes some of the key attributes that the Board has identified as particularly valuable to the effective oversight of the Company and the execution of the Company’s corporate strategy. This director qualifications matrix is not intended to be an exhaustive list of each of the director’s skills or contributions to the Board.

Skills and Experience	Bell	Lutnick	Richards	Mbanefo	Laguerre
Business Operations	X	X	X	X	X
Finance/Accounting	X	X	X	X	X
Risk Management	X	X		X	X
Global Business	X	X	X	X	X
Human Capital Management	X	X
M&A		X		X	X
Other Public Company Board Service and Governance		X			X

Environmental	X	X	X		X
Global Financial Markets	X	X		X	X
Brokerage		X		X
Regulatory	X	X
Innovation and Strategy	X	X	X	X	X
Ethics and Integrity	X	X	X	X	X
Senior Leadership/CEO	X	X	X	X	X
Technology/Information Security	X	X

Chairman of the Board

Our Board has determined that in light of Mr. Lutnick’s control of the vote of our Company through his control of Cantor, having a separate Chairman of the Board and CEO is not efficient or appropriate for our Company. Additionally, our Board does not have a lead independent director for the same reasons.

We believe that the Company and its stockholders are best served by having Mr. Lutnick, our Chief Executive Officer, serve as Chairman of the Board. Mr. Lutnick’s combined role as Chairman of the Board and Chief Executive Officer promotes unified leadership and direction for our Board and executive management, and it allows for a single, clear focus for the chain of command to execute our strategic initiatives and business plans. Our strong and independent Board effectively oversees our management and provides vigorous oversight of our business and affairs and any proposed related party transactions. Our Board is composed of independent, active and effective directors. Four of our current five directors meet the independence qualifications in accordance with the published listing requirements of Nasdaq and the SEC and our Board’s standards for determining director independence. Mr. Lutnick is the only member of executive management who is also a director. Requiring that the Chairman of the Board be an independent director is not necessary to ensure that our Board provides independent and effective oversight of our business and affairs. Such oversight is maintained at the Company through the composition of our Board, the strong leadership of our independent directors and Board committees, and our highly effective corporate governance structures and processes.

Corporate Governance Guidelines

The Board has adopted Corporate Governance Guidelines that provide the framework for the governance of the Company. The Guidelines address, among other things, the composition and structure of the Board, including membership criteria, independence standards and limits on other directorships, duties and responsibilities of directors, meeting procedures, committees of the Board, executive officer leadership development and stockholder engagement, including with respect to ESG matters. The Board reviews these principles and other aspects of governance annually. The Guidelines are available at https://www.bgcpartners.com/esg/ governance under the heading “Corporate Governance Guidelines” or upon written request from the Company free of charge.

Executive Sessions

In order to comply with Nasdaq rules, the Board has resolved that it will continue to schedule and/or provide opportunities during at least two meetings per year in which the independent directors will meet without the presence of Mr. Lutnick.

Annual Meetings

The Corporate Governance Guidelines provide that each member of the Board is expected to attend Annual Meetings of Stockholders of the Company. At the 2022 Annual Meeting, held on December 30, 2022 all of the Company’s directors were in attendance.

Communications with Our Board of Directors

Stockholders may contact any member of our Board, including to recommend a candidate for director, by addressing their correspondence to the director, c/o BGC Partners, Inc., 499 Park Avenue, New York, NY 10022, Attention: Corporate Secretary. Our Corporate Secretary will forward all such correspondence to the named director.

The Board’s Role in Risk Oversight

Risk oversight is an integral part of Board and Committee deliberations throughout the year. The Audit Committee oversees the management of our enterprise risk management program, and it annually reviews an assessment prepared by management of the critical risks facing us, their relative magnitude and management’s actions to monitor and mitigate these risks.

Our management implemented an enterprise risk management program to enhance our existing processes through an integrated effort to identify, evaluate and manage risks that may affect our ability to execute our corporate strategy and fulfill our business objectives. The activities of the enterprise risk management program entail the identification, prioritization and assessment of a broad range of risks (e.g., strategic, operational, cybersecurity and information security, financial, legal/regulatory, credit, reputational and market) and the formulation of plans to mitigate their effects.

Our Board generally discusses cybersecurity and information security risks annually with the Chief Information Officer and the Chief Information Security Officer.

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

Board of Directors and Executive Officers of BGC Group, Inc. Following the Corporate Conversion

On November 15, 2022, we and BGC Holdings, along with certain other entities, entered into a corporate conversion agreement, which was amended as of March 29, 2023 (the “Corporate Conversion Agreement”), in order to reorganize and simplify our organizational structure by converting us from an Up-C to a “Full C-Corporation” (the “Corporate Conversion”) through a series of mergers and related transactions (the “Corporate Conversion Transactions”). Upon completion of the Corporate Conversion Transactions, the stockholders of BGC Partners and the limited partners of BGC Holdings will participate in the economics of the BGC businesses through the same publicly traded corporate entity, BGC Group, Inc. By simplifying the organizational structure, the Corporate Conversion Transactions are intended to improve transparency and reduce operational complexity. We currently expect that the directors and executive officers of BGC Group, Inc. following the Corporate Conversion will be the same as those of BGC Partners immediately prior to the Corporate Conversion. Please refer to “Compensation Discussion and Analysis – Impact of Corporate Conversion” for additional information on the impact of the Corporate Conversion Transactions on the compensation of our executive officers, and “Certain Relationships and Related Transactions, and Director Independence – Corporate Conversion.”

ENVIRONMENTAL, SOCIAL AND GOVERNANCE POLICIES AND PRACTICES (ESG / SUSTAINABILITY)

Environmental, Social and Governance (“ESG”) / Sustainability Information

We believe that our ESG policies and practices will create sustainable long-term value for BGC, our stockholders and other stakeholders, our clients and our employees while also helping us mitigate risks, reduce costs, protect brand value, and identify market opportunities.

In April 2021, we established a Board-level ESG Committee to provide oversight with respect to our ESG and sustainability policies and practices. The ESG Committee charter may be found on our website at https://www.bgcpartners.com/esg/governance under the heading “Independent Environmental, Social and Governance Committee.” With the Board’s and the ESG Committee’s oversight, we are embedding social and human capital, employment, environmental, sustainability, charitable and corporate governance policies and practices into our corporate strategy, compensation, disclosure, and goals to maintain and advance long-term stockholder value.

For more information about these topics, new and evolving initiatives and specific examples of policies and practices, see our website at https://www.bgcpartners.com/esg and “Additional ESG and Sustainability Information” below. Unless the context indicates otherwise, references in this ESG and sustainability section to our “employees” includes our professionals who are independent contractors.

Our Fundamental Values

BGC is an organization built on strong values, employee engagement and ownership. At our core, we are committed to our employees by providing an opportunity to participate in our success. We believe that by cultivating a dynamic mix of people and ideas, we enrich the performance of our business, the experience of our increasingly diverse employee base and the dynamism of our communities. We value hard work, innovation, superior client service, strong ethics and governance, and equal opportunities, and philanthropy is woven into our corporate culture. We believe these values foster sustainable, profitable growth. We strive to be exemplary corporate citizens and honor high ethical principles in our interactions with other businesses, our employees and the communities in which we live and work. We take corporate social responsibility and sustainability seriously: we want to contribute to the common good. Set forth below is a discussion of many of our ESG and sustainability policies and practices. These are our values in action.

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

Retention Measures

To facilitate the retention of our employees, we have maintained our flexible work arrangements, where appropriate, made compensation adjustments, and provided additional benefits, including a 401(k) match for many of our U.S. support employees.

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

Performance-Based and Highly Retentive Compensation Structure

Virtually all of our executives and front-office employees have equity or partnership stakes in the Company and its subsidiaries and generally receive grants of deferred equity or limited partnership units in BGC Holdings as part of their compensation. As of December 31, 2022, our employees, partners, executive officers and directors owned approximately 17% of our equity, on a fully diluted basis.

We currently issue LPUs as well as other forms of equity-based compensation, including grants of exchangeability of limited partnership units into shares of BGC Class A common stock and grants of shares of our restricted stock, to provide liquidity to our employees, to align the interests of our employees and management with those of common stockholders, to help motivate and retain key employees, and to encourage a collaborative culture that drives cross-selling and revenue growth. These limited partnership units, which may be redeemed at any time for zero, and shares of restricted stock, which are subject to forfeiture if the non-compete, confidentiality or non-solicit provisions of the Second Amended and Restated BGC Holdings Limited Partnership Agreement, as amended (referred to herein as the “Partnership Agreement,” and the “BGC Holdings limited partnership agreement”) are violated, are also extremely retentive. In addition, we pay amounts due to a partner upon termination of service over a number of years in order to ensure compliance with partner obligations.

We also enter into various agreements with certain of our employees and partners whereby these individuals receive loans which may be either wholly or in part repaid from the distributions that these individuals receive on some or all of their limited partnership units and from proceeds of the sale of the employees’ shares of BGC Class A common stock, or may be forgiven over a period of time. From time to time, the Company may also enter into agreements with employees and partners to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements.

Clawbacks and Incentives

The highly retentive nature of our partnership units, certain of which may be redeemed for zero at any time by the Compensation Committee, as well as partnership obligations under the BGC Holdings Partnership Agreement, provide broad discretion and significant clawback power to the Compensation Committee. We do not currently have a formal general compensation recovery or “clawback” policy for our executive officers and others. See “Compensation, Discussion and Analysis—Clawback, Forfeiture and Recoupment.”

We also enter into various agreements with certain of our employees and partners whereby these individuals receive loans which may be either wholly or in part repaid from the distributions that these individuals receive on some or all of their limited partnership units or may be forgiven over time. These loans provide incentives and promote retention.

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

Talent remains at the core of who we are as a company, and we remain committed to having a culture built around inclusion and developing a diverse workforce. We continue to work to enhance our ability to attract, develop and retain top talent with an emphasis on increasing representation of traditionally underrepresented groups at all levels of the organization, encompassing early careers to experienced hiring, retention and development initiatives with a focus on diversity and inclusion. Our goal is to build an even more successful organization that more closely reflects our client bases and the population at large.

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

Our success depends on employees’ understanding how their work and engagement contribute to our strategy, culture, values, and regulatory environment. We use various channels to facilitate open and direct communication, including internal calls and meetings with employees, training and policy updates, employee resource groups, such as NOW, and social and family outings and events.

Our Environmental Focus, Environmental Markets and Sustainable Business Practices

We are focused on the environment and recognize the importance of treating our natural resources with the greatest respect, so that they are available to future generations. As a responsible business operating within financial services, we are actively aware of climate change and other major issues affecting the environment. We believe BGC Environmental Brokerage Services is a leader in the world’s environmental and green energy markets. Our Environmental Brokerage Services business provides expert innovative carbon offset solutions and advice to the world’s green energy markets, from transactions and financing to technology and consulting. For decades, we have helped clients worldwide navigate complex financial requirements in order to achieve their environmental initiatives, thereby supporting our clients’ efforts to meet their emission reduction goals through the provision of brokerage services. For more information on BGC Environmental Brokerage Services, please visit https://www.bgcebs.com.

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

To learn more about policies and practices and our continuing efforts related to Human Capital Management, as well as ESG matters, please refer to the ESG sustainability section of our website at for further information and Item 1 “Business” under the heading “Human Capital Management” in our Original Form on Form 10-K. You will also find our Corporate Governance Guidelines, our Code of Business Conduct and Ethics, the charters of the committees of our Board of Directors, our Hedging Policy, information about our charitable initiatives and other sustainability and ESG policies and practices on our website and in our proxy statement for our annual meeting of stockholders. The information contained on, or that may be accessed through, our website, is not part of, and not incorporated into, this Amendment or our Original Form 10-K.

For more information about these initiatives as they evolve, visit our website at https://www.bgcpartners.com/esg/environmental.

Business Continuity and Resiliency

We are implementing additional sustainability policies and practices to protect the continuity of our businesses and operations to maintain and advance long-term stockholder value. These policies and practices include disaster recovery and crisis management protocols to minimize the impact of the COVID-19 pandemic and other health emergencies and natural or other disasters, Hurricane Sandy and the September 11, 2001 terrorist attacks, on our operations. We maintain three concurrent data centers in the United States and three data centers in the United Kingdom, providing backup of our computer systems and capacity for our employees to work remotely during crises. These policies and practices enable our employees to maintain a high level of performance while working in offices or remotely during the COVID-19 pandemic in compliance with relevant rules and regulations in applicable jurisdictions and in preservation of the health, safety and welfare of our workforce.

Charitable Policies and Practices and September 11th Twenty-Year Anniversary

Never has our relationship with our people and others been so evident as on September 11, 2001. Following the devastating attack on our headquarters at the World Trade Center on that day, our CEO, Howard Lutnick, and our surviving employees and our affiliates created The Cantor Fitzgerald Relief Fund (the “Cantor Relief Fund”) to take care of the families of the 658 colleagues and friends who perished on that day. We and our affiliates committed 25% of profits for five years and committed to pay for 10 years of healthcare for the families of those we lost.

Since 2001, that commitment to people has never faltered. Once a year, on the September 11th anniversary, BGC and its affiliates, in conjunction with The Cantor Relief Fund, commemorate these 658 friends and colleagues, and 61 Eurobrokers employees, who perished on September 11, 2001. We host an annual Charity Day, where we donate our global revenue to the Cantor Relief Fund, which distributes these funds to over 150 charities worldwide. Charity Day’s unique way of creating something positive and life-affirming from the tragedy has raised nearly $200 million since inception. The Company currently matches 100% of individual employee donations to the Cantor Relief Fund made in September of each year up to $5,000 per individual employee. Employees have the option of designating a bona-fide charity as the beneficiary of the donation and the match. Additional charitable initiatives are in effect from time to time. In 2021, we marked the 20-year anniversary of the loss of our colleagues with a 20th anniversary Charity Day event honoring our legacy of charitable and community work and reminding others to “Never forget. Give back.”

We also support victims of disasters because we were there once and understand that feeling all too well. Over the years, Cantor Relief Fund volunteers along with some of our employee volunteers have supported schools and communities devastated by natural disaster, beginning with 19 schools in New York and New Jersey impacted by Superstorm Sandy by providing $1,000 prepaid debit cards for immediate assistance to nearly 10,000 families with children enrolled in these schools. Our volunteers often travel to those in need. A team of volunteers and employees travelled to Moore, Oklahoma to distribute $1,000 prepaid debit cards to each family who had a child enrolled in the Moore Public School District whose house was damaged or destroyed by the 2013 tornado. In February 2018, a group of our local employees along with Cantor Relief Fund volunteers worked with school officials in the Houston, Texas area to donate $5 million in $1,000 prepaid cards to 5,000 of the families most severely affected by Hurricane Harvey. In January 2019, a group of more than 200 volunteers drawn from the Cantor Relief Fund, employee volunteers from BGC and its affiliates and many friends from the New York community and clients from Banco Santander and Scotiabank traveled to Puerto Rico to aid in its recovery from Hurricanes Irma and Maria. This operation distributed $4 million in $1,000 prepaid cards to thousands of families still suffering from the devastation.

As part of these values in action, we offer a Volunteer Time Off program to support individual employee volunteerism in the communities in which they work and live. All full and part-time regular employees are eligible to utilize one paid workday (whole day or two half-days) each calendar year to volunteer with bona fide charitable organizations of their choice.

Additional information about all of our charitable efforts is available at https://www.bgcpartners.com/charity-day.

Corporate Governance Policies and Practices

Our commitment to good corporate governance policies and practices is demonstrated by our Corporate Governance Guidelines, our rigorous Code of Ethics, the charters of the Audit, Compensation and ESG Committees of our Board, our Hedging Policy, and our other corporate governance policies and practices. Some highlights of our corporate governance policies and practices include the following:

•	Independence of a substantial majority of the members of the Board;

•	Only independent directors serve on each committee;

•	Annual independence review of independent outside directors;

•	Diverse array of personal characteristics and professional experience of the Board, with independent directors (and Audit and Compensation Committees) consisting of 25% women and 50% persons identifying as ethnically-diverse; Audit Committee is chaired by an ethnically-diverse independent director and Compensation Committee is chaired by a female independent director;

•	Consideration of factors including diversity of gender, age, ethnicity, skills, experience and geographic background in considering director candidates;

•	Strict ethical and other criteria for membership on the Board;

•	Annual election of each member of the Board – we do not have a classified (“staggered”) Board;

•	Annual evaluation of the performance of our Chief Executive Officer;

•	Procedures for establishing and disseminating agendas and materials for meetings of the Board and its committees in advance;

•	Periodic executive sessions of independent directors;

•	Detailed processes and review of all related party transactions and required approval by independent directors;

•	Access of the Board and its committees to management and to retain outside independent advisors;

•	Prohibitions against trading while in possession of material, non-public information;

•	Prohibitions against hedging;

•	The ability of our Board to require the resignation of a director who fails to obtain a majority vote for election;
•	No stockholder rights plan or other “poison pill” or similar anti-takeover device;

•	A prohibition on personal loans to directors and executive officers;

•	Requirement for directors to inform the Board of changes in their principal job responsibilities;

•	Limits on the service of directors and executive officers on other public company boards;

•	Director orientation and continuing education;

•	Annual self-assessments of the performance of our Board and its committees and individual directors;

•	Annual review of our corporate governance policies and practices;

•	Strict procedures and enforcement of our ethical standards and our conflict of interest policies, including our robust whistleblower policy – completely confidential and with a whistleblower hotline available 24/7;

•	Diversified mix of cash and short- and long-term equity awards designed to be highly retentive and risk-appropriate, and to align the interests of our executive officers with those of our stockholders;

•	Executive officers holding much of their personal net worth in our and our affiliates’ equity;

•	Robust global annual review and oversight of Code of Ethics responses;

•	Succession planning and management development of executive officers and potential senior managers having significant responsibility for business areas;

•	Annual stockholder say-on-pay votes;

•	Annual ratification of the appointment of our independent registered public accounting firm; and

•	Our Board-level ESG Committee.

Board Diversity Matrix

The table below provides certain highlights of the composition of our Board members as of April 21, 2023. Each of the categories listed in the below table has the meaning as it is used in Nasdaq Rule 5605(f).

Board Size:
Total Number of Directors	5
Gender:	Male	Female	Non-Binary	Gender Undisclosed
Number of directors based on gender identity	4	1	—	—
Number of directors who identify in any of the categories below:
African American or Black	1	—	—	—
Alaskan Native or American Indian	—	—	—	—
Asian	—	—	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	2	1	—	—
Two or More Races or Ethnicities	1	—	—	—
LGBTQ+	—
Undisclosed	—

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

Employees are reminded of the Whistleblower Policy at least annually and information is provided in more than a dozen local languages. We honor a culture of investigation, confidentiality and non-retaliation. Persons submitting complaints in good faith will not be subject to retaliation and the policy does not prohibit other actions protected under applicable law. Our whistleblower policy is publicly available on our website at https://www.bgcpartners.com/esg/governance under the heading “Whistleblower Complaint and Investigation Procedures for Accounting, Internal Controls, Auditing Matters and Employment and Labor Practices.”

Code of Business Conduct and Ethics and Professional Integrity

Our corporate values and strong policies and procedures regarding ethics, conflicts of interests, related party transactions and similar matters are contained in our Code of Ethics. This commitment applies to members of our Board, executive officers, other officers and our other covered employees globally. The Code of Ethics and its training modules are circulated in multiple local languages and training and certifications are conducted annually worldwide using our online training platform. Annual written certifications are required. Potential violations and disclosures globally are reviewed annually by executive management and escalated to the Audit Committee. Director and executive officer disclosures are reviewed by the Audit Committee on an annual basis. The Code of Ethics is available on our website at https://www.bgcpartners.com/esg/governance/ under the heading “Code of Business Conduct and Ethics and Professional Integrity.” In 2021, we adopted a global anti-bribery and corruption policy. See “Compliance and Anti-Financial Crime Policy and Bribery and Corruption” below.

Compliance and Anti-Financial Crime Policy and Bribery and Corruption

We are committed globally to our policy regarding anti-money laundering and anti-financial crime, including anti-bribery and corruption, counter-terrorism financing and anti-fraud. Further information on this policy can be found on our website at the following link: https://www.bgcpartners.com/esg/governance under the heading “Compliance & Anti-Financial Crime Program.” We are committed to compliance and training regarding all relevant laws, rules, and regulations designed to combat bribery and corruption, including, but not limited to, the UK Bribery Act of 2010 and the U.S. Foreign Corrupt Practices Act of 1977. Further information on this policy can be found on our website at the following link: https://www.bgcpartners.com/esg/governance under the heading “Compliance & Anti-Financial Crime Program.”

In addition, our Code of Ethics provides that we will not enter into a business relationship or engage in an activity if we know or have reasonable grounds to suspect that a business relationship or activity is connected with or facilitates bribery or corruption. It is the responsibility of each person covered under the Code of Ethics to comply with applicable anti-bribery and corruption laws. Persons covered under the Code of Ethics are required to report any suspicions of bribery or corruption to the Compliance Officer or, as appropriate, to the Audit Committee or the Board, or in accordance with our Whistleblower Policy. For more information on our Code of Ethics and Whistleblower Policy, see the section entitled “Code of Ethics and Whistleblower Procedures” in this Amendment.

Global Anti-Bribery and Corruption Policy

In 2021, we implemented a global policy to combat bribery and corruption through a clear set of policies and procedures outlining anti-bribery and corruption standards, procedures and annual employee training. The policy specifically defines Bribery and Corruption and provides for management and Board oversight. Further information on this policy can be found on our website at the following link: https://www.bgcpartners.com/esg/governance under the heading “Global Anti-Bribery and Corruption Policy.”

Annual Risk Evaluation and Board-Level Risk Oversight

The Board of Directors meets at least annually with our senior risk officer to review and evaluate our enterprise risk framework, risk management policies and practices, credit and risk mitigation policies and practices, and other related issues.

Focus on our Internal Control Environment

As described more fully in its Charter, the primary function of the Audit Committee is to assist the Board of Directors in its general oversight of the Company’s financial reporting, internal control over financial reporting and audit process. Management is responsible for the preparation, presentation and integrity of the Company’s financial statements; accounting and financial reporting principles; internal control over financial reporting; disclosure controls; and procedures designed to ensure compliance with accounting standards, applicable laws and regulations. In particular, our overall control environment is a focal point for our management, the Audit Committee and the Board. With this focus and with the oversight of the Audit Committee and the Board, management has taken steps to further enhance our overall control environment.

Cyber-Security and Informational Security Program

We are committed on a global basis to combating the global threat of cyber-attacks and to securing our business through our information security programs to operate with confidence, through a deep understanding of cyber-security risks, vulnerabilities, mitigations, and threats. We have a global cyber-security program applicable to all subsidiaries and business lines. We conduct periodic internal and external vulnerability audits and assessments and penetration testing and provide periodic cyber-security training to employees. Further information on this program can be found on our website at the following link: https://www.bgcpartners.com/esg/governance under the heading “Cyber-Security and Informational Security Program.”

Data Privacy Policy

We have a global data privacy policy applicable to all subsidiaries and business lines. We are committed to conducting our business in line with the right to privacy set forth in the Universal Declaration of Human Rights (Article 12). As such, we are committed to handling personal data responsibly and recognize the privacy rights of persons involved in our business dealings. Our policy provides a mechanism for data subjects to raise concerns about personal data and privacy as well as a right of access to personal information, rights to correct or amend such information and the right to request deletion of such personal information. Further information on this program can be found on our website at the following link: https://www.bgcpartners.com/esg/governance under the heading “Data Privacy Policy.”

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

Additional ESG / Sustainability Information

To learn more about our policies and practices and our continuing efforts related to Human Capital Management, ESG and sustainability matters, please refer to the ESG and sustainability section of our website at https://www.bgcpartners.com/esg and to our periodic reports filed under the Exchange Act for further information. You may also find our Corporate Governance Guidelines, Code of Ethics, the charters of the committees of our Board of Directors, Hedging Policy, Environmental Policy, information about our charitable initiatives and other ESG and sustainability policies and practices on our website.

The information contained on, or that may be accessed through, our websites or other websites referenced herein, is not part of, and not incorporated into this document.

STOCKHOLDER ENGAGEMENT

Our Board and management value the opportunity to engage with our stockholders and gain insight year-round on their views on a broad range of topics, including our strategy, financial performance, executive compensation, corporate governance, human capital management, including diversity and inclusion, and environmental and social goals. Our Board receives reporting on feedback from investors and stockholder voting results. In addition, our management routinely engages with investors at conferences and other forums. We also speak with proxy advisors to discuss, and receive feedback on, our governance practices and executive compensation programs. Feedback from investors informs our Board’s ongoing review of governance and compensation matters.

In recent years, we have also enhanced our engagement strategy through:

•	Information available on our website including SEC alerts, more detailed financial and operational disclosures in our investor presentations and supplemental Excel tables; and

•	Investor meetings, analyst and investor days, and conferences, including over 250 investor and analyst interactions in 2022.

In 2022 we reached out to institutions who collectively represented the majority of our shares held by active investors. These interactions covered topics including industry trends, business trends and strategy, capital allocation, geographic and business line expansion, our recruitment and retention policies, key drivers of our growth, ESG, corporate governance matters, board composition and diversity, our executive compensation program, and ways to enhance our disclosures. We also periodically engage a third-party research firm to conduct anonymous surveys of our top institutional owners and the broader investment community to solicit candid feedback on these and other issues.

We look forward to further expanding our communication with stockholders and will continue to consider their views and perspectives, as appropriate, in making governance decisions and establishing strategic direction for the Company going forward.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under the securities laws of the United States, our directors, executive officers and any person holding more than 10% of our Class A common stock are required to file initial forms of ownership of our Class A common stock and reports of changes in that ownership with the SEC. Based solely on our review of the copies of such forms received by us with respect to 2022 and 2023 through the date hereof, the Company believes that all reports were filed on a timely basis with respect to transactions in 2022 and 2023 through the date hereof., except that Mr. Windeatt filed a late Form 4 to report the grant of exchangeability of his non-exchangeable limited partnership interests which occurred on March 2, 2022.

CODE OF ETHICS AND WHISTLEBLOWER PROCEDURES

We have adopted the BGC Partners Code of Ethics, a code of ethics that applies to members of our Board, our executive officers, other officers and our covered employees globally. The Code of Ethics is publicly available on our website at https://www.bgcpartners.com/esg/governance under the heading “Code of Business Conduct & Ethics.” If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our directors or executive officers, we intend to disclose such amendment or waiver by posting information about such amendment or waiver on our website.

In accordance with the requirements of the Sarbanes-Oxley Act, the Audit Committee has established our whistleblower policy, which sets forth procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls, or auditing matters, and for the confidential, anonymous reporting of employee concerns regarding questionable accounting or auditing matters. The General Counsel and the Chairman of the Audit Committee will direct the investigation of any such complaints in accordance with the procedures. Our whistleblower policy is publicly available on our website at https://www.bgcpartners.com/esg/governance/ under the heading “Whistleblower Policy.” Information available on our website is not incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Introduction

Newmark IPO, Separation Transaction and Spin-Off and its Effect on BGC’s Compensation

On December 19, 2017, our former subsidiary Newmark completed its initial public offering (the “IPO”). Through the following series of transactions prior to and following the completion of the Separation (as defined below) and the IPO, Newmark became a separate publicly traded company. Prior to the closing of the IPO, on December 13, 2017, the Company, BGC Holdings, BGC U.S. OpCo, Newmark, Newmark Holdings, L.P. (“Newmark Holdings”), Newmark OpCo and, solely for certain provisions listed therein, Cantor and BGC Global OpCo entered into the Separation and Distribution Agreement (such agreement, as amended from time to time, the “Original Separation and Distribution Agreement”). Pursuant to the Original Separation and Distribution Agreement, BGC, BGC Holdings and BGC U.S. OpCo and their respective subsidiaries (other than the Newmark group (defined below), the “BGC group”) transferred to Newmark, Newmark Holdings and Newmark OpCo and their respective subsidiaries (the “Newmark group”) the assets and liabilities of the BGC group relating to BGC’s real estate services business (such series of transactions that resulted in the transfer are herein referred to as the “Separation”).

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

On November 30, 2018, we completed our distribution (the “Spin-Off”) of all of the shares of Class A common stock and Class B common stock of Newmark held by us to our stockholders as of the close of business on November 23, 2018 through a special pro-rata stock dividend pursuant to which shares of Newmark’s Class A common stock held by BGC were distributed to holders of the Class A common stock of BGC and shares of Newmark’s Class B common stock held by BGC were distributed to holders of the Class B common stock, par value $0.01 per share, of BGC (“Class B common stock”) (which holders of Class B common stock of BGC were Cantor and another entity controlled by our CEO, Howard W. Lutnick). Following the Spin-Off, BGC no longer held any shares of Newmark.

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

The Compensation Committee is aware that certain of our executive officers, including Messrs. Lutnick and Merkel, also receive compensation from our affiliates, including Cantor and/or Newmark, but it generally does not specifically review the nature or amount of such compensation. During Steven Bisgay’s service as our Chief Financial Officer, until June 6, 2022, he also had duties at Cantor and was paid compensation from Cantor in addition to his BGC compensation. The portion of Messrs. Lutnick’s and Merkel’s compensation paid directly by Newmark is reviewed and approved by the compensation committee of the Newmark board of directors. Beginning in 2019, after completion of the Spin-Off, the BGC Compensation Committee did not review the nature or amount of any compensation received by Mr. Lutnick or Mr. Merkel as compensation for services provided to Newmark. None of our executive officers has received any compensation for serving as directors of BGC or Newmark.

U.S. generally accepted accounting principles (“GAAP”) compensation charges for all compensation paid by Newmark to Messrs. Lutnick and Merkel, including units and other equity awards acquired by them as a result of the Separation and Spin-Off, are taken by Newmark and appear in the Newmark compensation disclosures because such compensation relates to the issuer for which the services are rendered. Conversely, GAAP compensation charges with respect to compensation relating to Newmark units and other equity awards acquired by the other BGC executive officers (and by BGC’s independent directors) as a result of the Separation and Spin-Off are taken by BGC and appear in the BGC compensation disclosures because such executive officers (and independent directors) provide services to BGC and not to Newmark.

Compensation set forth below for Messrs. Lutnick and Merkel for 2020, 2021 and 2022 is for BGC on a stand-alone basis. The discussion below primarily relates to the compensation decisions by the BGC Compensation Committee and all references below are to the BGC Compensation Committee unless specifically noted. For more detailed information regarding the executive compensation of Newmark on a stand-alone basis, please see Amendment No. 1 to Newmark’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Corporate Conversion

On November 15, 2022, we and BGC Holdings, along with certain other entities, entered into the Corporate Conversion Agreement, as amended on March 29, 2023, in order to reorganize and simplify our organizational structure by converting us from an Up-C to a “Full C-Corporation.” Upon completion of the Corporate Conversion Transactions, the stockholders of BGC Partners and the limited partners of BGC Holdings will participate in the economics of the BGC businesses through the same publicly traded corporate entity, BGC Group, Inc. By simplifying the organizational structure, the Corporate Conversion Transactions are intended to improve transparency and reduce operational complexity.

The Corporate Conversion Agreement provides that, on the terms and subject to the conditions set forth in the Corporate Conversion Agreement, BGC, BGC Holdings and their applicable subsidiaries will engage in the mergers to effect the Corporate Conversion Transactions (the “Corporate Conversion Transactions”), pursuant to which:

•

each share of our Class A common stock and Class B common stock outstanding at the effective time of the Mergers will be converted into one share of Class A common stock and Class B common stock, respectively, of BGC Group, Inc.;

•

each exchangeable limited partnership unit of BGC Holdings held by Cantor (including its general partner) or one of its subsidiaries and outstanding at the effective time of the Mergers will be converted into one share of Class B common stock of BGC Group, Inc., subject to the terms and conditions of the Corporate Conversion Agreement, provided that a portion of the shares of BGC Group, Inc. Class B common stock issued to Cantor will exchange into BGC Group, Inc. Class A common stock in the event that BGC Group, Inc. does not issue at least $75,000,000 in BGC Group, Inc. common stock in connection with certain acquisition transactions prior to the seventh anniversary of the closing of the Mergers;

•

each exchangeable limited partnership unit of BGC Holdings not held by Cantor (including its general partner) or any of Cantor’s subsidiaries and outstanding at the effective time of the Mergers will be converted into one share of Class A common stock of BGC Group, Inc.;

•

each non-exchangeable limited partnership unit of BGC Holdings outstanding at the effective time of the Mergers will, subject to certain limited exceptions, be converted into awards denominated in cash, restricted stock and/or RSUs of BGC Group, Inc., each as further set forth in the Corporate Conversion Agreement; and

•

the equity-based compensation structure following the Corporate Conversion will no longer have certain other benefits of BGC Holding’s partnership structure, including certain duties owed by, and post-employment restrictive covenants applicable to, the limited partners in BGC Holdings.

In connection with the Corporate Conversion Transactions, BGC Group, Inc. is expected to assume our Equity Plan, which is expected to be amended and restated to increase the number of shares of Class A common stock reserved for the grant of awards thereunder, to make certain other additional changes in connection with the Corporate Conversion Transactions, and to change the name of the Equity Plan to the “BGC Group, Inc. Long Term Incentive Plan”. It is also expected that, in connection with the Corporate Conversion Transactions, BGC Group, Inc. will assume our Incentive Plan, as appropriately amended and restated, and renamed the “BGC Group, Inc. Incentive Bonus Compensation Plan.” There will no longer be any need for our Participation Plan following the Corporate Conversion Transactions.

The Corporate Conversion Agreement has been approved by our Board of Directors, at the recommendation of the independent Audit Committee and the independent Compensation Committee of the Board of Directors, sitting jointly (the “Joint Committee”). The Joint Committee has been advised by independent financial and legal advisors selected by the Joint Committee. Houlihan Lokey, Inc., as financial advisor, has provided a fairness opinion to the Joint Committee. Following the closing of the Corporate Conversion, it is expected that BGC Group, Inc. will assume our employment agreements, change of control agreements, retention agreements, and other arrangements, with such modifications thereto as are necessary to reflect the Corporate Conversion. Additional information with respect to these legacy agreements will be set forth in future filings.

In the first quarter of 2023, we received preliminary approvals from various U.S. and international regulatory authorities relating to the Corporate Conversion Transactions. We continue to seek regulatory approvals where required. On April 6, 2023, BGC Group, Inc. filed a Registration Statement on Form S-4 (the “Corporate Conversion S-4”) in connection with the Corporate Conversion. Following receipt of regulatory approvals, and subject to other customary closing conditions, including approval of our shareholders, which are expected to be satisfied, we currently expect to close the Corporate Conversion effective immediately after the closing of the Company’s second quarter on June 30, 2023.

Please refer to “Certain Relationships and Related Transactions, and Director Independence – Corporate Conversion” for additional information on the Corporate Conversion Transactions.

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

We believe the compensation of our executive officers should reflect their success in attaining key corporate objectives, such as growth or maintenance of market position, success in attracting and retaining qualified brokers and other professionals, increasing or maintaining revenues and/or profitability, developing new products and marketplaces, completing acquisitions, dispositions, restructurings, and other value-enhancing transactions and integrating any such transactions, as applicable, meeting established goals for operating earnings, earnings per share and increasing the total return for stockholders, including stock price and/or dividend increases, and maintaining and developing customer relationships and long-term competitive advantage. Such objectives may also include the ability to respond to extraordinary events and manage the business under changing health, environmental and financial circumstances. Although the vote is advisory and non-binding on the Board, the Compensation Committee considers the results of the “say-on-pay” vote.

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

Historically, our compensation philosophy and structure has been based on the use of partnership units, however following the Corporate Conversion, the equity portion of our compensation structure will no longer be based upon the issuance of partnership units and we will instead shift to the use of equity awards issued under the BGC Group, Inc. Long Term Incentive Plan in order to incentivize and retain our employees, executive officers, and directors, such as RSUs.

Our Board and our Compensation Committee initially determined that Messrs. Lutnick, Merkel, Windeatt, and Bisgay were our executive officers for 2022. On June 6, 2022, Mr. Hauf became Chief Financial Officer and an executive officer. Mr. Bisgay resigned as Chief Financial Officer on that date and no longer serves as an executive officer.

Overview of Compensation and Processes

For 2022, executive compensation was composed of the following principal components: (i) a base salary, which is designed to retain talented executive officers and contribute to motivating, retaining and rewarding individual performance; (ii) an incentive bonus award under our Incentive Plan, that is intended to tie financial rewards to the achievement of our short- or longer-term performance objectives; and (iii) an incentive program under our Equity Plan and our Participation Plan, which is designed to promote the achievement of short- and long-term performance goals, and to align the long-term interests of our executive officers with those of our stockholders through the grant of awards. In all cases, performance objectives and goals relate to the performance of our executives at the Company and in the provision of services to our operating partnerships and subsidiaries.

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

Our Compensation Committee, with the assistance where appropriate of special project committees or advisors, approves and recommends to our Board that it approve the salaries, bonuses and other compensation of our executive officers. In addition, the Committee approves grants to executive officers under and otherwise administers the Incentive Plan, the Equity Plan and the Participation Plan.

From time to time, our Compensation Committee has engaged a compensation consultant in connection with its compensation decisions. With respect to 2022, Korn Ferry (the “Advisor”) advised the Committee. The Committee retained the Advisor to provide surveys, information, and other assistance with respect to pay practices and compensation levels at our peer group and other companies, and the Committee discussed with the Advisor all compensation arrangements for 2022. For 2022, the Committee and the Advisor also reviewed additional pay for performance considerations and metrics and other measures including GAAP and non-GAAP financial results, results of certain businesses such as Fenics, growth in margins, front-office productivity, catalyst transactions, acquisitions, and strategy and management responsibility, challenges and risk management, and other specific line items and measures in order to review additional performance metrics. The Committee reviewed the Company’s total revenues as a key performance measure for 2022. The Committee also reviewed various tax and other considerations with respect to the monetization of executive partnership units, including in connection with the Corporate Conversion Transactions While the Committee does take into consideration such peer data and percentiles, the Committee does not attempt solely to benchmark our executive compensation against any level, range, or percentile of compensation paid at any other companies, does not apply any specific measures of internal or external pay equity in reaching its conclusions, and does not employ tally sheets, wealth accumulation, or similar tools in its analysis. Our Compensation Committee considered whether the Advisor had any conflicts of interest in advising the Committee. In doing so, the Committee considered whether the Advisor had been providing services of any other nature to us; the amount of fees received from us by the Advisor; the policies and procedures adopted by the Advisor that have been designed to prevent conflicts of interest; whether any business or personal relationships existed between the consultants employed by the Advisor who worked on Company matters and any member of the Committee; whether any business or personal relationship existed between such consultants and any of our executive officers; and whether the Advisor or such consultants hold any of our Class A common stock. The Advisor is also providing similar services to Newmark. Upon evaluating such considerations, the Committee found no conflicts of interest in the Advisor advising the Committee.

Our policy for allocating between currently paid short- and long-term compensation is designed to ensure adequate base compensation to attract and retain talented executive officers, while providing incentives to maximize long-term value for our Company and our stockholders. Cash compensation is provided in the form of base salary to meet competitive salary norms and reward superior performance on an annual basis, and in the form of bonuses and awards for achievement of specific short-term goals or in the discretion of the Compensation Committee. Equity and partnership awards reward superior performance against specific objectives and long-term strategic goals and assist in retaining executive officers and aligning their interests with those of our Company and our stockholders. From time to time, we may provide additional equity or partnership awards on a periodic basis to reward superior performance, which awards may provide further long-term retention incentives.

Base salaries for the following year are generally set for our executive officers at year-end meetings of our Compensation Committee or in the early part of the applicable year. At these meetings, the Committee also approves the incentive bonuses under our Incentive Plan and any discretionary bonuses for executive officers and grants of equity and partnership awards under our Equity Plan and the Participation Plan to our executive officers.

At or around the year-end or first quarter Compensation Committee meetings, our Chairman of the Board and Chief Executive Officer, Mr. Lutnick, makes compensation recommendations to the Committee with respect to the other executive officers. Such executive officers are not present at the time of these deliberations. With respect to its determination of the Chief Executive Officer’s compensation, the Committee shall consider such information received from the Chief Executive Officer as it deems necessary or appropriate. The Committee deliberates on compensation decisions with respect to all executive officers other than Mr. Lutnick in the presence of Mr. Lutnick, and separately in executive sessions with the Advisor as to all executive officers, including Mr. Lutnick. The Committee may accept or adjust Mr. Lutnick’s recommendations and makes the sole determination of the compensation of all of our executive officers. The Committee reviews and evaluates, at least annually, the performance and leadership of Mr. Lutnick as Chief Executive Officer. Based upon the results of this evaluation, and input from the Advisor, the Committee reviews and approves Mr. Lutnick’s compensation.

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

In designing and implementing our executive compensation program, our Compensation Committee considers our Company’s operating and financial objectives, including our risk profile, and the effect that its executive compensation decisions will have on encouraging our executive officers to take an appropriate level of business, operational and market risk consistent with our overall goal of enhancing long-term stockholder value. In particular, the Committee considers risks and known trends and uncertainties, including those identified in our public filings, and considers how our executive compensation program serves to achieve our operating, financial and other strategic objectives while at the same time mitigating any incentives for our executive officers to engage in excessive risk-taking to achieve short-term results that may not be sustainable in the long term. Our Committee may also consider specific performance measures or grants based on specific events including catalyst transactions or significant acquisitions or particular strategic efforts, hires or transactions.

In attempting to strike this balance, our Compensation Committee seeks to provide our executive officers with an appropriately diversified mix of fixed and variable cash and non-cash compensation opportunities, time-based and performance-based awards, and short- and long-term incentives. In particular, our performance-based bonuses under our Incentive Plan have focused on a mix of Company-wide and product-specific operating and financial metrics, in some cases based upon our absolute performance and in other cases based upon our performance relative to our peer group or other companies. In addition, our Incentive Plan award opportunities provide for the exercise of considerable negative discretion by the Committee to reduce, but not increase, amounts granted to our executive officers under the Incentive Plan, and to take individual as well as corporate performance into account in exercising that discretion. Further, the Committee retains the discretion to pay out any amounts finally awarded under the Incentive Plan in equity or partnership awards, rather than cash, and to include restrictions on vesting, resale and forfeiture in any such equity or partnership awards.

Discretionary and Retentive Partnership Opportunities

To incentivize executive officers and hold them accountable to stockholders, our Compensation Committee uses a variety of highly retentive partnership units issued under the Participation Plan. These partnership awards are granted as a tax-efficient, strongly retentive, and risk-appropriate means to align the interests of the executive officers with those of our long-term stockholders. For executive officers, these grants include NPSUs, along with PSUs and PPSUs for our U.S.-based executives and LPUs and PLPUs for our U.K.-based executives who have executed deeds of adherence to BGC Services (Holdings) LLP, a U.K. limited liability partnership (the “U.K. Partnership”). The Committee believes that the features of the units, coupled with the discretion of the Committee to grant the right of partnership distributions, exchangeability into shares of Class A common stock and various liquidity opportunities, create effective incentive awards for our executives. Until such units are made exchangeable into a share of Class A common stock or exchanged for cash or, in some cases, made exchangeable into another partnership unit with a capital account such as an HDU, at the discretion of the Committee, these units are generally forfeitable for any reason, subject to certain exceptions. We believe this incentivizes performance given that except for certain units purchased by the partners, these partnership units may be redeemed for zero by the Committee at its discretion while in non-exchangeable form. Traditionally, the Committee generally has not granted options and equity-based awards such as RSUs to executives and has emphasized instead these flexible and retentive limited partnership units. The Committee has recently granted NPSUs, along with PSUs/PPSUs, and LPUs/PLPUs, provided as long-term incentives to executive officers, which awards are generally coupled with performance-based grants of exchange rights and cash settlement awards. The Committee may consider RSUs and options, as well as partnership units and other forms of compensation, in future grants.

NPSUs have no value for accounting or other purposes at the time of grant, do not participate in quarterly partnership distributions, are not allocated any items of profit or loss and may not be made exchangeable into shares of Class A common stock. Grants of NPSU awards are highly discretionary and provide additional flexibility for the Compensation Committee to determine the timing and circumstances of replacing such units with units that earn partnership distributions and any rights to exchange such units for shares of Class A common stock or cash. NPSUs have generally been granted to our executives in the event of business developments, changing compensation requirements or other factors, or in connection with execution of long-term employment arrangements. See “—NPSU Grants and Related Replacement and Exchange Right Grants” below.

From time to time, our Compensation Committee may choose to replace an NPSU with a non-exchangeable PSU or HDU in the U.S. or an LPU in the U.K. A non-exchangeable PSU may also be replaced with a non-exchangeable HDU. A non-exchangeable PSU that has been granted the right to convert into a non-exchangeable HDU is referred to as a “PSU-H,” and a non-exchangeable PPSU that has been granted the right to be converted into cash upon conversion of the underlying PSU-H into an HDU is referred to as a “PPSU-H.” PSUs/LPUs participate in quarterly partnership distributions, but otherwise have no value for accounting purposes and are not exchangeable into shares of Class A common stock until such exchange rights are granted by the Committee. HDUs have a stated capital account and are valued based upon such capital account which is initially based on the closing trading price of Class A common stock at the time the HDU right is granted. HDUs participate in quarterly partnership distributions and are not exchangeable into shares of Class A common stock unless such exchange rights are granted by the Committee.

Executive officers may also receive PPSUs in the U.S. or PLPUs in the U.K. These units are preferred limited partnership units that may be awarded to holders of, or contemporaneously with the grant of, PSUs or LPUs, respectively. PPSUs are entitled to a preferred distribution of net profits of BGC Holdings but otherwise are not entitled to participate in quarterly distributions. PPSUs/PLPUs cannot be made exchangeable into shares of Class A common stock and can only be exchanged for cash, at the determination price on the date of grant, in connection with an exchange of PSUs, LPUs or HDUs, respectively, and therefore are not included in our fully diluted share count. PPSUs/PLPUs are expected to provide a mechanism for issuing fewer aggregate share equivalents than traditionally issued in connection with our compensation and to have a lesser overall impact on our fully diluted share count. The ratio of the grant of PPSUs/PLPUs to traditional units (e.g. PSUs/LPUs) is expected to approximate the compensatory tax rate applicable in the relevant country jurisdiction of the partner recipient. The determination price used to exchange PPSUs/PLPUs for cash is determined by the Compensation Committee on the date of the grant of such unit and is based on a closing trading price of Class A common stock identified by the Committee on such date.

Commencing with respect to the 2020 year-end compensation cycle, the executive officers may receive NPSUs, NPPSUs, NLPUs or, NPLPUs that are non-distribution earning initially and convert to distribution earning units 20% per year provided that the Company, inclusive of its affiliates, earns, in aggregate, at least $5,000,000 in gross revenues, and the executive officer meets certain service conditions, for the calendar quarter in which the conversion is to occur. These units are designated with “-CV” following the unit type for internal purposes.

Executive officers in the U.K. may also receive certain LPUs (“LPU-NEWs”) and PLPUs (“PLPU-NEWs”) or certain non-distribution earnings NLPUs (“NLPU-NEWs”) and non-distribution earning NPLPUs (“NPLPU-NEWs”) that have certain employment-related conditions to the grant of exchangeability.

Over time, as compensation goals are met and our executives are awarded other incentives, the Compensation Committee may choose, in its sole discretion, to grant an exchange right with respect to a PSU/LPU, thereby creating a potential liquidity event for the executive and creating value for accounting purposes. The life cycle of these units, as they may evolve from NPSUs to shares of Class A common stock, provides the Committee and the Board with superior opportunities to retain and incentivize executives and employees in a tax-efficient and discretionary manner.

Until non-exchangeable units are made exchangeable into a share of Class A common stock or otherwise monetized at the discretion of the Committee, they are generally forfeitable for any reason, subject to certain exceptions. We believe this incentivizes performance.

Our executive officers have much of their personal net worth in a combination of our equity-based awards and non-exchangeable and exchangeable limited partnership units. Messrs. Lutnick, Merkel, Bisgay, Windeatt and Hauf hold limited partnership units in BGC Holdings. Messrs. Lutnick, Merkel, and Bisgay hold additional partnership interests in our parent Cantor, which, through ownership of shares of our Class B common stock and exchangeable limited partnership interests in BGC Holdings, owned a 21.4% direct and indirect economic interest as of December 31, 2022 in our operations. Messrs. Lutnick, Merkel and Windeatt held limited partnership interests in Newmark Holdings following the Separation.

Tax and Accounting Treatment

Section 162(m) of the U.S. Internal Revenue Code of 1986 (the “Code”) eliminates a corporation’s tax deduction in a given year for payments to certain executive officers in excess of $1,000,000. We do not currently expect that decisions relating to compensation will be significantly impacted by Section 162(m) matters on a going forward basis except with respect to certain historical awards. The Committee retains negative discretion to reduce or withhold performance-based compensation to our executive officers, including after taking into consideration changing business conditions or the executive officer’s individual performance.

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

For GAAP purposes, a compensation charge is recorded on PSUs, LPUs and similar limited partnership units if and when an exchange right is granted to such units to acquire shares of Class A common stock, and the charge is based on the market price of our Class A common stock on the date on which the exchange right is granted, regardless of when such exchange occurs. Additionally, when the exchange actually occurs, a U.S. federal income tax deduction is generally allowed equal to the fair market value of a share of our Class A common stock on the date of exchange. In relation to this, there are certain LPUs in which a compensation charge is recorded ratably over the awards’ stated vesting schedule using the grant-date fair value. These LPUs vest into exchangeable units or Class A shares.

For GAAP purposes, if shares of restricted stock granted are not subject to continued employment or service with us or any affiliate or subsidiary of ours, even if they are subject to compliance with our customary non-compete obligations, the grant-date fair value of the restricted stock will be expensed on the date of grant.

Clawback, Forfeiture and Recoupment

The highly retentive nature of our partnership units, certain of which may be redeemed for zero at any time by the Compensation Committee, as well as partnership obligations under the BGC Holdings Partnership Agreement, provide broad discretion and significant clawback power to the Compensation Committee. We do not currently have a formal general compensation recovery or “clawback” policy.

Further, our policy is to provide much of our compensation through highly retentive partnership units or other equity with strong vesting mechanisms. Accordingly, we do not require additional share ownership or hold-through-retirement thresholds.

Consideration of Peer Data for 2022

As part of its compensation process, the Compensation Committee considered the year-on-year growth of various financial metrics as of the year ended December 31, 2022, which represented the latest public financial information available at the time, as compared with the average growth of these same metrics for BGC’s traditional public peers (e.g., TP ICAP and Tradition) compared to the prior year. These metrics included total consolidated revenue, year-to-date share price change, and other financial measures including GAAP and non-GAAP financial results, results of certain businesses such as Fenics and growth in margins and growth of valuable data, software and post-trade businesses which outpaced industry peers over the same time frame. Further, as BGC continues to automate and convert more of its voice/hybrid revenue base to higher margin, technology-driven Fenics revenue, the Committee also considered the year-on-year growth of total Fenics revenue for the same period, as compared with the average total revenue growth for publicly listed trading platforms (e.g., Tradeweb and MarketAxess) and certain exchanges like CME over the same time frame. The data indicated certain areas of growth in specific metrics and products exceeded the comparable growth rate for revenue for certain products, total execution and data software and post-trade. Performance data, both financial and market data, are often reviewed by the Committee as presented by management and by the Adviser.

As discussed under “Overview of Compensation and Processes,” while we use market data from peer companies as a reference point for evaluating our executive compensation program, we do not benchmark against any specific compensation level or metric.

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

For each of the executive officers, in 2022 the Company allocated and paid an appropriate portion of their cash and equity-based compensation in respect of their approximate time spent on BGC matters and specifically allocated such compensation to BGC, as appropriate and applicable. In addition, Mr. Lutnick and Mr. Merkel received certain equity-based compensation directly from Newmark. For 2022, Mr. Lutnick spent at least 50% of his time on BGC matters, Mr. Merkel spent at least 40% of his time on BGC matters, and Mr. Windeatt has spent 100% of his time on Company matters. During his service as Chief Financial Officer of the Company until June 6, 2022, Mr. Bisgay devoted approximately 80% of his time to BGC matters, and beginning on the date of his appointment as Chief Financial Officer of the Company on June 6, 2022, Mr. Hauf has spent all of his time on BGC matters. Our current executive officers expect to spend approximately the same percentage of time on BGC matters in 2023, although these percentages may vary during 2023 depending on business developments at BGC, Newmark, Cantor or any of our or Cantor’s affiliates.

Base Salaries/Payments for 2022

Base salary and similar cash payment rates for 2022 were established in March 2022 by our Compensation Committee for all of our executive officers. In setting the base rates for 2022, the Committee considered the qualifications, experience and responsibilities of our executive officers. The BGC base rates for 2022 were continued at $1,000,000 for Messrs. Lutnick and Merkel, $600,000 for Mr. Bisgay, although his actual salary for his role as Chief Financial Officer through June 5, 2022 was $320,548, and £600,000 (approximately $782,880 as of March 14, 2022) for Mr. Windeatt. Mr. Hauf’s annual base salary of $600,000 was set in June 2022 when he became Chief Financial Officer, and his actual salary received in 2022 was $344,083.

Base Salaries/Payments for 2023

Base salary and similar cash payment rates for 2023 were established at a meeting in April 2023 by our Compensation Committee, based on the continuing qualifications, experience and responsibilities of our executive officers. The BGC base rates for 2023 were continued at $1,000,000 for Messrs. Lutnick and Merkel. The BGC base rates for 2023 increased from £600,000 in 2022 to £700,000 for Mr. Windeatt (approximately $870,240 as of April 18, 2023) in connection with his additional responsibilities and duties related to broker management and from $600,000 in 2022 to $700,000 in 2023 for Mr. Hauf in connection with his additional financial efforts and responsibilities.

Bonus Compensation

Notwithstanding the elimination of the exception to the $1,000,000 limit on deductibility for qualified performance-based compensation under Section 162(m) of the Code pursuant to the Tax Cuts and Jobs Act of 2017, we intend to award performance-based compensation in the form of bonuses to our executive officers, including pursuant to the Incentive Plan. The Compensation Committee believes that such performance-based compensation appropriately aligns the interests of our executive officers with the interests of our stockholders.

With respect to each performance period, our Compensation Committee specifies the applicable performance criteria and targets to be used under the Incentive Plan for that performance period. These performance criteria, which may vary from participant to participant, will be determined by the Committee and may be based upon one or more of the following financial performance measures and may be expressed on an absolute and/or relative basis and on a GAAP or non-GAAP basis:

•	pre-tax or after-tax net income;

•	pre-tax or after-tax operating income;

•	total or gross revenues or similar items;

•	profit, earnings or other margins;

•	stock price, dividends and/or total stockholder return;

•	EBITDA measures;

•	cash flow(s);

•	market share;

•	pre-tax or after-tax earnings per share;

•	pre-tax or after-tax operating earnings per share;

•	expenses;

•	return on investment or equity;

•	environmental, social, governance or similar criteria; or

•

strategic business criteria, consisting of one or more objectives based upon meeting specific revenue, market penetration, or geographic business expansion goals, cost targets and goals relating to acquisitions, strategic hires, dispositions or divestitures or any combination thereof.

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

Incentive Plan Bonus Guidelines for 2022

In March 2022, our Compensation Committee determined that Messrs. Lutnick, Merkel, Windeatt and Bisgay would be participating executives for 2022 in our Incentive Plan. In the case of our U.K.-based executive officer, Mr. Windeatt, the bonus award opportunities are governed by the Incentive Plan and administered by the Committee. Following his appointment as Chief Financial Officer on June 6, 2022, our Compensation Committee determined that Mr. Hauf would be a participating executive for 2022 in our Incentive Plan.

For 2022, the Compensation Committee used the same performance criteria for all executive officers and set a bonus for 2022 equal to the maximum value allowed for each individual pursuant to the terms of the Incentive Plan (i.e., $25 million), provided that (i) the Company achieved operating profits or distributable earnings for 2022, as calculated on substantially the same basis as the Company’s financial results press release for 2021, or (ii) the Company achieved improvement or percentage growth in gross revenue or total transaction volumes for any product for 2022 as compared to 2021 over any of its peer group members or industry measures, as reported in the Company’s 2022 financial results press release, in each case calculated on substantially the same basis as in the Company’s financial results press release for 2021 and compared to the most recently available peer group information or industry measures, in each case subject to any appropriate corporate adjustment to reflect stock splits, reverse stock splits, mergers, spin offs or any other extraordinary corporate transactions in accordance with the Incentive Plan, the Equity Plan and the Participation Plan, as applicable, each of which we refer to as a “Performance Goal.”

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

Incentive Plan Bonuses Awarded for 2022

On April 18, 2023, having determined that the Performance Goals established in the first quarter of 2022 had been met for 2022, our Compensation Committee made awards to the participating executive officers for 2022 under our Incentive Plan. The awards were granted using a stock price of $4.59 with respect to Messrs. Howard Lutnick Stephen Merkel, Jason Hauf, Steve Bisgay, and Sean Windeatt and provided a combination of short—and long-term incentives that align the Company’s financial performance with its executive compensation. In addition to short-term cash compensation awarded to certain executives, the Committee awarded significant portions of its 2022 compensation to all executives in the form of long-term partnership units. All of such 2022 partnership awards are forfeitable in the event that any such executive was to leave the Company and compete or otherwise violate applicable partnership obligations. Most units are eligible for partnership distributions, if any, in the current period, which are tied to the Company’s current and future earnings. The units awards, however, are issued as non-exchangeable and non-preferred unit awards that may be made exchangeable into the Company’s common stock at a future time at the Committee’s discretion, thus incentivizing future performance by aligning it with the Company’s stock price and performance.

In making its year-end bonus determination for 2022, the Committee considered both 2022 performance and future strategic positioning, the improvements in stock price and catalyst transactions, as well as the Company’s financial performance as a whole and results in various businesses, particularly Fenics, including as compared to peers. The impact of any of these measures during 2023 or beyond may materially impact the value of current and previous partnership awards, thus aligning the interests of the executives with those of our stockholders. These awards were also expected to incentivize our executive officers with respect to future performance and encourage ongoing contributions to our business.

The specific awards to our executive officers were as follows:

•

Mr. Lutnick’s 2022 award consisted of an aggregate BGC bonus of $12,000,000 paid $2,000,000 in current cash compensation and $10,000,000 in a long-term partnership award represented by 1,416,122 non-exchangeable BGC Holdings PSUs and 762,527 non-exchangeable BGC Holdings PPSUs at $4.59 per unit. This long-term unit award aligns Mr. Lutnick’s compensation with the Company’s earnings and, over time, in the event such units become exchangeable, its stock performance with respect to the PSUs. The bonus for Mr. Lutnick is $1 million higher than what Mr. Lutnick was awarded with respect to calendar year 2021. The Committee focused on Mr. Lutnick’s efforts in historic catalyst transactions and strategic guidance and emphasis on positioning the Company for expected future results and the results of our business in increasing Mr. Lutnick’s Incentive Plan award for the year.

•

Mr. Merkel’s BGC 2022 award of $1,000,000 for 2022 was paid $500,000 in current cash compensation and $500,000 paid in a long-term partnership award represented by 54,466 non-exchangeable BGC Holdings NPSU-CVs at $4.59 per unit and 54,466 non-exchangeable BGC Holdings NPPSU-CVs at $4.59 per unit. The BGC standalone bonus for 2022 awarded to Mr. Merkel is $250,000 higher than what Mr. Merkel was awarded with respect to calendar year 2021. In awarding Mr. Merkel a 2022 bonus under the Incentive Plan, the Committee considered his role in managing legal and regulatory issues during the year, his strategic guidance and overall leadership of the Company’s complex business, legal and regulatory matters in 2022.

•

Mr. Windeatt’s 2022 award of £1,700,000 ($2,113,440 as of April 18, 2023) was paid (i) £250,000 in current cash compensation; (ii) £1,158,000 in a long-term partnership award represented by 40,625 non-exchangeable BGC Holdings NLPU-CVs and 36,026 non-exchangeable BGC Holdings NPLPU-CVs at $4.59 per unit, as well as 154,046 BGC Holdings LPU-NEWs, and 82,948 BGC Holdings PLPU-NEWs at $4.59 per unit, as described below, which shall have certain exchange rights beginning April 18, 2025 upon certain terms and conditions; and (iii) £292,000 representing 20% of a previously issued grant award to Mr. Windeatt in connection with his contract extension on November 5, 2020, represented by 91,685 non-exchangeable BGC Holdings LPUs and 49,369 non-exchangeable BGC Holdings PLPUs at $2.84 per unit. The 2022 bonus for Mr. Windeatt is £500,000 higher than what Mr. Windeatt was awarded with respect to calendar year 2021. In determining the specific 2022 Incentive Plan bonus for Mr. Windeatt, the Committee considered his increased responsibilities and duties including management of brokerage relationships and brokers, and the Company’s financial performance.

•

Mr. Hauf’s 2022 award of $650,000 was paid (i) $337,500 in current cash compensation; (ii) $62,500 in a long-term partnership award represented by 6,808 non-exchangeable BGC Holdings NPSU-CVs at $4.59 per unit and 6,808 non- exchangeable BGC Holdings NPPSU-CVs; and (iii) $250,000 attributed to Mr. Hauf’s previously issued BGC Holdings PSUs / PPSUs award effective July 1, 2022 in connection with Mr. Hauf’s sign-on bonus. In determining the specific 2022 Incentive Plan bonus for Mr. Hauf, the Committee considered his strong efforts in managing the financial reporting function and problem-solving and strategy. Mr. Hauf’s 2022 award represents an award for the portion of the year he served as Chief Financial Officer of the Company beginning on June 6, 2022.

•

Mr. Bisgay’s aggregate 2022 award of $534,247 was paid $346,192 in current cash compensation and $188,055 in a long-term partnership award represented by 20,485 non-exchangeable BGC Holdings NPSU-CVs and 20,485 non-exchangeable BGC Holdings NPPSU-CVs at $4.59 per unit. In determining the specific 2022 Incentive Plan bonus for Mr. Bisgay, the Committee noted his responsibilities and duties with respect to financial reporting and treasury matters for the portion of the year in which he served and efforts to acclimate his successor. Mr. Bisgay’s 2022 award represents an award for the portion of the year he served as Chief Financial Officer of the Company until June 6, 2022.

Mr. Windeatt’s 2022 year-end New BGC Holdings NLPU and NPLPU awards (also called “NLPU-NEW” and “NPLPU-NEW” units) have the following features in accordance with Mr. Windeatt’s membership in the U.K. Partnership: (a) their effective grant date shall be April 18, 2023 for future exchange right eligibility purposes and (b) they will become exchangeable or exchanged for (in the case of NLPU-NEWs, for shares of our Class A common stock, or in the case of NPLPU-NEWs, the determination amount) as of March 14, 2025 or as soon as practicable thereafter; provided that, as of such exchangeability date: (a) Mr. Windeatt remains a member in good standing of the U.K. Partnership and has complied at all times with his then-current Deed of Adherence with the U.K. Partnership, the BGC Holdings Partnership Agreement, and all other agreements with BGC Holdings or an affiliate thereof, and (b) U.K. Partnership senior management has reasonably determined that he has at all times satisfactorily performed his duties for the U.K. Partnership, taking into account, inter alia, as applicable his performance evaluation(s) and adherence to regulatory obligations, compliance requirements, and applicable laws. The NLPU-NEWs and NPLPU-NEWs reflect the revised design and terms of the U.K. Partnership structure generally based on current tax guidance.

For all compensation that relied upon converting U.S. dollars into pounds, the Company’s records of the GBP FX exchange rate on April 18, 2023, the date that our Compensation Committee approved the 2022 year-end compensation, was used. Such exchange rate was 1.2432 USD to 1 GBP.

In making its bonus determinations for 2022, our Compensation Committee considered the pay practices of the Company’s peer group and other companies, including a compensation survey prepared by, and advice from, the Advisor. In particular, it also considered the revenue and earnings performance of the Company as a whole and specific businesses, including Fenics, margin improvements and specific factors as compared to peers strategic positioning, the Company’s stock price, individual management and contributions toward achievement of strategic goals and overall financial and operating results. These awards were also expected to incentivize our executive officers with respect to future performance and encourage ongoing contributions to management, our results and our existing and future businesses.

In 2022, the Incentive Plan cash bonus for Messrs. Lutnick, Merkel, Windeatt, Hauf, and Bisgay as a percentage of the overall total compensation paid to them by BGC was approximately 15.38%, 25.0%, 10.87%, 33.95% and 40.5%, respectively.

Incentive Plan Bonus Guidelines for 2023

In April 2023, our Compensation Committee determined that Messrs. Lutnick, Merkel, Windeatt and Hauf, our executive officers, would be participating executives for 2023 in our Incentive Plan. For 2023, the Committee used the same performance criteria for all executive officers and set a bonus for 2023 equal to the maximum value allowed for each individual pursuant to the terms of the Incentive Plan (i.e., $25 million), provided that (i) the Company achieves operating profits or Adjusted Earnings for 2023, as calculated on substantially the same basis as the Company’s financial results press release for 2022, or (ii) the Company achieves improvement or percentage growth in gross revenue or total or net transaction volumes for any product for 2023 as compared to 2022 over any of its peer group members or other industry measures, as reported in the Company’s 2023 financial results press release, in each case calculated on substantially the same basis as in the Company’s financial results press release for 2022 and compared to the most recently available peer group information or other industry measures, in each case subject to any appropriate corporate adjustment to reflect stock splits, reverse stock splits, mergers, spin offs or any other extraordinary corporate transactions, including the Corporate Conversion Transactions. Following the Corporate Conversion, such guidelines shall be in effect with respect to BGC Group, Inc. in accordance with the Incentive Plan and the Equity Plan, as applicable, or any applicable successor plan of BGC Group, Inc. As each of the Company’s executive officers also provides services to certain of our operating partnerships and subsidiaries, potential bonuses for 2023 are also on behalf of all such operating partnerships and subsidiaries, as may be applicable.

The Compensation Committee determined that the payment of any such amount may be in the form of cash, shares of Class A common stock, limited partnership units or other equity or partnership awards permitted under our Equity Plan or otherwise. The extent determined to reflect the portion of an executive officer’s compensation related to services performed for a particular subsidiary, entity or affiliate, as noted above, the cost of compensation awarded under any of the BGC Compensation Plans, or, as applicable, the Newmark Compensation Plans, shall be borne by such operating partnership or entity. The Committee, in its sole and absolute discretion, retains the right to establish the amount of any Incentive Plan bonus payment based upon any factors it determines, including whether and the extent to which the Performance Goals or any other corporate, as well as individual, performance objectives have been achieved. The Committee further retains discretion to authorize bonuses and other awards to the Participating Executives regardless of whether or not such bonuses and awards are tax deductible under tax law in effect at the time of such bonuses and awards.

In 2023, upon completion of the Corporate Conversion, the Compensation Committee has indicated that it expects to transition to a more objectively measured incentive compensation framework with target-based annual and long-term incentives, including a potential mix of time and performance-based vehicles.

Equity Plan and Participation Plan Awards

It is the Compensation Committee’s general policy to award restricted stock, exchange rights, awards that are repurchased for cash, which we refer to as “cash settlement awards,” and other equity or partnership awards to our executive officers in order to align their interests with those of our long- term investors and to help attract and retain qualified individuals. Our Equity Plan permits the Committee to grant restricted stock, stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents, and other stock-based awards, including to provide exchange rights for shares of our Class A common stock and cash settlement awards relating to BGC Holdings limited partnership units.

The Participation Plan provides for the grant or sale of BGC Holdings limited partnership units. The total number of BGC Holdings limited partnership units issuable under the Participation Plan will be determined from time to time by our Board, provided that exchange rights or cash settlement awards relating to units may only be granted pursuant to other stock-based awards granted under our Equity Plan. Partnership units in BGC Holdings (other than NPSUs and NLPUs) are entitled to participate in preferred or quarterly partnership distributions from BGC Holdings and (other than Preferred Units (as defined below) and NPSUs and NLPUs) are eligible to be made exchangeable for shares of Class A common stock. We view these incentives as an effective tool in motivating, rewarding and retaining our executive officers.

Our Compensation Committee retains the right to grant a combination of forms of such awards under our Equity Plan and the Participation Plan to executive officers as it considers appropriate or to differentiate among executive officers with respect to different types of awards. The Committee has also granted authority to Mr. Lutnick, our Chairman of the Board and Chief Executive Officer, to grant awards to non-executive officer employees of our Company under the Equity Plan and the Participation Plan and to establish sub-plans for such persons.

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

The exercise price of all equity-based compensation is set at the closing price of our Class A common stock on Nasdaq on the date of grant. As discussed above, with respect to limited partnership units and other equity or partnership awards, grants may be made based on a dollar value, with the number of units or shares determined by reference to the market price of our Class A common stock on the date of grant, or based on a specified number of awards.

Compensatory Actions Relating to Prior Grants of BGC Holdings Units and Related Replacement and Exchange Right Grants

The following compensatory actions taken with respect to 2020, 2021, and 2022 relating to prior grants of BGC Holdings units to Mr. Windeatt, were consistent with schedules and other terms previously approved by our Compensation Committee:

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

With respect to all such awards, any grant of exchange rights with respect to any PSUs/PPSUs and LPUs/PLPUs issued in replacement of NPSUs will be determined in accordance with the Company’s practices when determining discretionary bonuses or awards, and any grants of exchangeability shall be subject to the approval of the Compensation Committee. In addition, upon the signing of any agreement that would result in a “Change in Control” (as defined in the Amended and Restated Change in Control Agreements entered into by Messrs. Lutnick and Merkel and the applicable Deeds of Adherence entered into by Mr. Windeatt), (1) any NPSUs held by the foregoing executives shall be replaced by exchangeable PSUs/PPSUs or LPUs/PLPUs (i.e., such PSUs and LPUs shall be exchangeable for shares of Class A common stock and PPSUs and PLPUs shall be exchangeable for cash), and (2) any non-exchangeable BGC Holdings PSUs/PPSUs and LPUs/PLPUs held by the foregoing executives shall become immediately exchangeable, which exchangeability may be exercised in connection with such “Change in Control,” except that, with respect to (1) and (2), 9.75% of Mr. Windeatt’s LPUs/PLPUs shall be deemed to be redeemed for zero in proportion to such exchanges of LPUs/PLPUs in accordance with the customary LPU/PLPU structure. See “Executive Compensation—Potential Payments Upon Change in Control —Change in Control Agreements” and “Executive Compensation—Potential Payments Upon Change in Control—Employment Agreements and Deeds of Adherence” for more information.

The entry into the Corporate Conversion Agreement was not, and completion of the Corporate Conversion Transactions will not be, a “Change in Control” as defined in the Amended and Restated Change in Control Agreements entered into by Messrs. Lutnick and Merkel and the applicable Deeds of Adherence entered into by Mr. Windeatt. In connection with the Corporate Conversion Transactions, the Change in Control Agreements we entered into with Messrs. Lutnick and Merkel and Deeds of Adherence we entered into with Mr. Windeatt will be assumed by BGC Group, Inc., with such modifications thereto as are necessary to reflect the Corporate Conversion (but not with any changes to the benefits provided thereunder).

As of December 31, 2022, none of the named executive officers had any BGC Holdings NPSUs/NLPUs outstanding from the awards described above.

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

2020 Unit Redemptions and Exchanges

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

On March 2, 2020, the Compensation Committee approved the grant of exchange rights to Mr. Windeatt with respect to 519,725 non- exchangeable BGC Holdings LPUs and 97,656 non-exchangeable BGC Holdings PLPUs (at the average determination price of $6.6128 per unit). On August 5, 2020, the Company redeemed 436,665 exchangeable BGC Holdings LPUs held by Mr. Windeatt at the price of $2.90, the closing price of our Class A common stock on August 5, 2020. In connection with the redemption of the 436,665 exchangeable BGC Holdings LPUs, 96,216 exchangeable BGC Holdings PLPUs were redeemed for $637,866 for taxes. In connection with the redemption, 20,849 exchangeable BGC Holdings LPUs and 1,440 exchangeable BGC Holdings PLPUs were redeemed for zero (at an average determination price of $5.4971 per unit) upon exchange in connection with Mr. Windeatt’s LLP status.

Additionally, on August 5, 2020, the Compensation Committee approved the grant of exchange rights to Mr. Windeatt with respect to 40,437 non- exchangeable BGC Holdings LPUs and 21,774 non-exchangeable BGC Holdings PLPUs (at the average determination price of $6.6128 per unit). On August 5, 2020 the Company redeemed these 40,437 exchangeable BGC Holdings LPUs held by Mr. Windeatt at the price of $2.90, the closing price of our Class A common stock on August 5, 2020. In connection with the redemption of these 40,437 exchangeable BGC Holdings LPUs, the 21,774 exchangeable BGC Holdings PLPUs were redeemed for $136,305 for taxes.

In addition to the foregoing, on August 6, 2020, Mr. Windeatt was granted exchange rights with respect to 43,890 non-exchangeable Newmark Holding LPUs that were previously granted to Mr. Windeatt. Additionally, Mr. Windeatt was granted the right to exchange for cash 17,068 non- exchangeable Newmark Holdings PLPUs held by Mr. Windeatt. As these Newmark Holdings LPUs and PLPUs were previously non-exchangeable, the Company took a transaction charge of $381,961 upon grant of exchangeability. On August 6, 2020, Newmark redeemed the 40,209 Newmark Holdings exchangeable LPUs held by Mr. Windeatt for an amount equal to the closing price of Newmark’s Class A Common Stock on August 6, 2020 ($4.16) multiplied by 37,660 (the amount of shares of Newmark’s Class A common stock the 40,209 Newmark Holdings LPUs were exchangeable into based on the exchange ratio at August 6, 2020). In connection with the redemption of these 40,209 exchangeable Newmark Holdings LPUs, 15,637 exchangeable Newmark Holdings PLPUs were redeemed for $194,086 for taxes. In connection with the redemption, 3,681 exchangeable Newmark Holding LPUs and 1,431 exchangeable Newmark Holdings PLPUs were redeemed for zero upon exchange in connection with Mr. Windeatt’s LLP status.

2021 Unit Redemptions and Exchanges

On April 8, 2021, the Compensation Committee approved the repurchase by the Company of the remaining 62,211 exchangeable BGC Holdings LPUs held by Mr. Windeatt that were granted exchangeability on March 2, 2020, at the price of $5.38, the closing price of Class A common stock on April 8, 2021.

On April 8, 2021, the Compensation Committee also approved the repurchase by the Company on April 23, 2021 of 123,713 exchangeable BGC Holdings LPU-NEWs held by Mr. Windeatt at the price of $5.65, which was the closing price of our Class A common stock on April 23, 2021, and the redemption of 28,477 exchangeable BGC Holdings PLPU-NEWs held by Mr. Windeatt for $178,266, less applicable taxes and withholdings.

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

On December 21, 2021, Mr. Lutnick exercised his pre-existing conversion and redemption rights to (i) convert his 376,651 non-exchangeable PSU-Hs into 376,651 non-exchangeable BGCHLP HDUs with a capital account of $2,339,000 and redeem his 463,969 non-exchangeable PPSU-Hs associated with such PSU-Hs for a tax payment of $2,661,000, and (ii) redeem his 425,766 exchangeable BGCHLP PPSUs for a tax payment of $1,525,706. Mr. Lutnick currently holds such BGCHLP HDUs. In addition to the foregoing, on December 21, 2021, Mr. Lutnick accepted and exercised certain of his monetization rights under the BGC standing policy, as described below.

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

(ii) the redemption of 88,636 non-exchangeable BGC Holdings PSUs pursuant to Mr. Lutnick’s rights under his existing standing policy, and the issuance of 88,636 shares of BGC Class A common stock; and

(iii) the conversion of 1,131,774 non-exchangeable BGC Holdings PSUs-H into 1,131,774 non-exchangeable BGC Holdings HDUs and $7,983,000 paid to Mr. Lutnick pursuant to the redemption of Mr. Lutnick’s BGC Holdings PPSUs with H-Rights.

2022 Unit Redemptions and Exchanges

On March 14, 2022, the Compensation Committee approved the conversion of Mr. Windeatt’s 183,370 non-exchangeable BGC Holdings NLPUs into 183,370 non-exchangeable BGC Holdings LPUs and 98,738 non-exchangeable BGC Holdings NPLPUs into 98,738 non-exchangeable BGC Holdings PLPUs with a determination amount of $2.84 per unit. On March 14, 2022, the Committee approved the conversion of twenty percent (20%) of Mr. Windeatt’s 458,425 NLPUs and 246,844 NPLPUs into non-exchangeable BGCHLP LPUs and PLPUs for each of calendar years 2020 through 2025. As a result, because such award was included for calendar years 2020 and 2021, forty percent (40%) of such award was converted in 2022 (and it is expected that 91,685 BGCHLP NLPUs and 49,369 NLPUs will be converted in each of 2023, 2024 and 2025).

Pursuant to the terms of the “NEW” awards previously approved by the Compensation Committee and issued to Mr. Windeatt in March 2020, Mr. Windeatt’s 135,514 non-exchangeable BGC Holdings LPU-NEWs and 27,826 non-exchangeable PLPU-NEWs (at the average determination price of $4.84 per unit) became exchangeable on March 2, 2022. On August 11, 2022, the Company repurchased 135,514 exchangeable BGC Holdings LPU-NEWs held by Mr. Windeatt at the price of $4.08 per unit, which was the closing price of our Class A common stock on August 11, 2022, and redeemed 27,826 exchangeable PLPU-NEWs held by Mr. Windeatt for $134,678, less applicable taxes and withholdings.

Standing Policy for Mr. Lutnick

In December 2010, as amended in 2013, our Audit Committee and Compensation Committee approved a standing policy that gives Mr. Lutnick the same right, subject to certain conditions, to accept or waive opportunities that have previously been offered, or that may be offered in the future, to other executive officers to participate in any opportunity to monetize or otherwise provide liquidity with respect to some or all of their non-exchangeable limited partnership units or to accelerate the lapse of or eliminate any restrictions on transferability with respect to shares of restricted stock. In January 2017, the policy was further amended to include recent executive awards such as transactions that monetize and/or provide liquidity of equity or partnership awards granted to executive officers, including the right to exchange non-distribution earning units such as NPSUs into distribution earning units such as PSUs, or convert preferred units such as PPSUs into regular, non-preferred units, such as PSUs, based upon the highest percentage of distribution earning awards and in the same proportion of regular to preferred units held by another executive.

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

Under the policy, Mr. Lutnick shall have the right to accept or waive in advance some or all of the foregoing offers of opportunities that we may offer to any other executive officer. In each case, Mr. Lutnick’s right to accept or waive any opportunity offered to him to participate in any such opportunity shall be cumulative (and, accordingly, Mr. Lutnick would again have the right to accept or waive the opportunity to participate with respect to such portion previously waived if and when any additional opportunity is offered to any other executive officer) and shall be equal to the greatest proportion of outstanding units and the greatest percentage of shares of restricted stock with respect to which any other executive officer has been or is offered with respect to all of such opportunities. This policy may result in grants to him of exchange rights/cash settlement awards, grants of HDUs or other units with a capital account, the cancellation or redemption of non-exchangeable units and the issuance of new shares or units, or the acceleration of the lapse of restrictions on transferability of shares of restricted stock owned by him if a future triggering event under the policy occurs.

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

On April 8, 2021, under the BGC standing policy, our Compensation Committee granted exchange rights with respect to rights available to Mr. Lutnick. Mr. Lutnick elected to waive such rights one-time with such future opportunities to exchange to be cumulative. The number of Mr. Lutnick’s units for which he waived exchangeability was 9,918,304 non-exchangeable BGC Holdings PSUs/PSU-Hs and 2,221,289 non- exchangeable BGC Holdings PPSUs/PPSU-Hs with an aggregate determination amount of $15,166,255.

The Compensation Committee’s approval of monetization of certain of Mr. Merkel’s non-exchangeable BGC holdings on December 21, 2021 as described above triggered Mr. Lutnick’s cumulative rights under the BGC standing policy. On December 21, 2021, Mr. Lutnick accepted and exercised his rights pursuant to the BGC standing policy for the following transactions only: (i) redemption of 1,486,003 non-exchangeable BGCHLP PPSUs for a tax payment of $8,645,800, for which he had previously waived his right; (ii) redemption of 453,893 non-exchangeable BGCHLP PPSUs for tax payment of $2,206,003, for which he received the right on December 21, 2021; and (iii) redemption of 2,011,731 non-exchangeable BGCHLP PSUs for zero and delivery of 2,011,731 shares of BGC Class A common stock, based upon the closing BGC Class A common stock price of $4.57 per share, for which he had previously waived his right. Other than accepting the foregoing, Mr. Lutnick elected to waive his rights under the BGC standing policy one-time, with such future opportunities to exercise his rights to be cumulative, with respect to 7,392,805 non-exchangeable BGC Holdings PSUs.

On March 14, 2022, pursuant to the terms of the “NEW” awards previously approved by our Compensation Committee and issued to Mr. Windeatt effective March 2, 2020, such “NEW” awards became exchangeable which triggered Mr. Lutnick’s right under policy. Mr. Lutnick elected to waive such rights one-time with such future opportunities to exchange to be cumulative. The number of Mr. Lutnick’s units for which he waived exchangeability was 7,616,800 non-exchangeable BGC Holdings PSUs, which was also the balance as of December 31, 2022.

As of April 18, 2023, Mr. Lutnick holds 7,879,736 non-exchangeable BGC Holdings PSUs and 103,763 non-exchangeable BGC Holdings PPSUs with an aggregate determination amount of $474,196 that are subject to the standing policy.

On April 18, 2023, our Compensation Committee resolved to, on a to be determined future date in connection with the occurence of the Corporate Conversion Transactions, approve the grant to Mr. Merkel of the right to monetize all of the BGC Holdings units he held at that time. The Compensation Committee’s approval of monetization of Mr. Merkel’s units will thus trigger Mr. Lutnick’s rights under the BGC standing policy, which he will accept, and therefore receive monetization on all of his BGC Holdings units held at that time. As of April 21, 2023, the above transactions would comprise, as to Mr. Merkel, 256,627 non-exchangeable NPSU-CVs/PSU-CVs/PSUs and 181,731 NPPSU-CVs / PPSU-CVs with an aggregate determination amount of $843,750, and as to Mr. Lutnick, 520,380 exchangeable PSUs, 11,332,727 non-exchangeable PSUs, and 1,451,805 non-exchangeable PPSUs with an aggregate determination amount of $6,650,000. Pursuant to such monetizations, it is expected that Mr. Lutnick will monetize all of his PSUs and PPSUs and receive net shares of our Class A common stock, the number of which will be determined at the time of such monetization after payment of taxes and based on the then-current stock price, in the case of PSUs, and cash in the case of PPSUs. It is also expected that the standing policy will be assumed by BGC Group, Inc. and amended to apply to all equity-related awards granted under either the Participation Plan or the Equity Plan that will be substituted for or converted into awards under the BGC Group, Inc. Long Term Incentive Plan in connection with the Corporate Conversion Transactions, if any, as well as all equity-related awards that may be granted to Mr. Lutnick by BGC Group, Inc. in the future under the BGC Group, Inc. Long Term Incentive Plan, subject to and in accordance with IRS Code 409A (as applicable).

Partnership Enhancement Program

During March 2010, we began a global partnership redemption and compensation restructuring program to enhance our employment arrangements by leveraging our unique partnership structure. Under this program, participating partners generally agree to extend the lengths of their employment agreements, to accept a larger portion of their compensation in partnership units and to other contractual modifications sought by us. Also as part of this program, we redeemed limited partnership interests for cash and/or other units and granted exchangeability to certain units. At the same time, in certain years, we sold shares of Class A common stock under our controlled equity offering. In connection with the global partnership redemption and compensation program, we redeemed 1.3 million limited partnership units at a weighted-average price of $3.87 per unit and an aggregate of 0.1 million founding partner units at a weighted-average price of $3.41 per unit, during the year ended December 31, 2022. No exchangeability was granted on limited partnership units for the year ended December 31, 2022. In connection with this program, Cantor agreed to grant exchangeability on certain founding partner units. Also, during the year ended December 31, 2022, 21.4 million limited partnership units were cancelled in connection with the grant of 20.9 million shares of Class A common stock. During the year ended December 31, 2022, 7.9 million LPUs were issued for the vesting of 7.9 million NLPU-NEW units. The NLPU-NEW units generally vest over two years from the date of grant. The fair value is determined on the date of grant based on the market value of an equivalent share of BGC Class A common stock, and is recognized as compensation expense, net of the effect of estimated forfeitures, ratably over the vesting period.

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

We offer medical, dental, and life insurance, short and long term disability insurance and a 401(k) plan to all employees on a non-discriminatory basis. Medical insurance premiums are charged to certain of our employees at varying levels based on total cash compensation, and all of our executive officers were charged at the maximum contribution level in light of their compensation. Certain of our executive officers living in London have in the past received certain additional private medical benefits.

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

Dated: April 28, 2023

THE COMPENSATION COMMITTEE

Linda A. Bell, Chair
David P. Richards
Arthur U. Mbanefo
Martin Laguerre

EXECUTIVE

COMPENSATION

Summary Compensation Table

(a) Name and Principal Position	(b) Year		(c) Salary($)	(d) Bonus ($)	(e) Equity Awards (Related to Prior Periods) ($)(2)	(f) Option Awards ($)	(g) Non-Equity Incentive Plan Compensation ($)(3)	(h) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(i) All Other Compensation ($)	(j) Total ($)
Howard W. Lutnick,	2022	(1)	1,000,000	—		—	12,000,000	—	—	13,000,000
Chairman of the Board of	2021	(1)	1,000,000	—	7,831,243	—	11,000,000	—	—	19,831,243
Directors and Chief	2020	(1)	1,000,000	—	—	—	11,000,000	—	—	12,000,000
Executive Officer
Stephen M. Merkel,	2022	(1)	1,000,000	—	—	—	1,000,000	—	—	2,000,000
Executive Vice President	2021	(1)	1,000,000	—	—	—	750,000	—	—	1,750,000
and General Counsel	2020	(1)	1,000,000	—	530,400	—	750,000	—	—	2,280,400
Sean A. Windeatt,	2022	(1)	745,920	—		—	2,113,440	—	—	2,859,360
Chief Operating	2021	(1)	782,880	—	334,695	—	1,565,760	—	—	2,683,335
Officer(4)	2020	(1)	685,000	—	378,319	—	1,781,000	—	—	2,844,319
Jason W. Hauf	2022	(1)	344,083	—	—	—	650,000	—	—	994,083
Chief Financial Officer(5)
Steven Bisgay,	2022	(1)	320,548	—	—	—	534,247	—	—	854,795
Former Chief	2021	(1)	750,000	—	—	—	1,250,000	—	—	2,000,000
Financial Officer(6)	2020	(1)	750,000	—	—	—	1,250,000	—	—	2,000,000

(1)

The awards represented in column (g) for 2021 for Mr. Lutnick were made on December 21, 2021 and reflected a stock price of $4.57 per share, and for Mr. Merkel, Mr. Windeatt and Mr. Bisgay, the awards represented in column (g) for 2021 were made on March 14, 2022 and reflected a stock price of $4.33 per share. The awards represented in column (g) for 2020 were made on April 8, 2021 and reflected a stock price of $5.38 per share. The awards represented in column (g) for 2022 were made on April 18, 2023 and reflected a stock price of $4.59 per share.

(2)

The 2021 amount under column (e) for Mr. Lutnick of $7,831,243 represents: (i) the aggregate fair value of the redemption of 1,713,620 BGC Holdings PSUs for zero; and (ii) the issuance of 1,713,620 shares of BGC Class A common stock at $4.57 per share. These shares were issued to Mr. Lutnick in connection with his December 2021 monetization of long-term incentive awards originally issued to Mr. Lutnick in 2016 in the form of NPSUs, which were not previously included in column (g) at full notional value. Mr. Lutnick has not sold these shares.

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

The 2020 amount under column (e) for Mr. Merkel of $530,400 represents the aggregate fair value of: (i) the redemption of 90,000 BGC Holdings PPSUs at the determination price of $2.52 per PPSU and the redemption of 110,000 BGC Holdings PSUs for zero; and (ii) the issuance of 110,000 shares of BGC Class A common stock at $2.76 per share, the closing price of BGC Class A common stock on July 30, 2020. All of the units were the result of a March 2019 contractual grant of BGC Holdings PSUs/PPSUs.

The 2020 amount under column(e) for Mr. Windeatt of $378,319 represents the aggregate fair value of: 15,238 exchangeable BGC Holdings PLPUs held by Mr. Windeatt that were redeemed at the determination price of $6.1184 per PLPU and 76,973 exchangeable BGC Holdings LPUs that were redeemed for $2.90 per unit (the August 5, 2020 closing price of BGC Class A common stock) and 1,316 exchangeable BGC Holdings LPUs and 512 exchangeable PLPUs held by Mr. Windeatt that were redeemed for zero in connection with Mr. Windeatt’s U.K. Partnership status, plus 6,137 Newmark LPUs made exchangeable by the Committee on August 5, 2020, and exchanged for 5,748 Newmark shares at $4.16 per share on August 6, 2020 based on the exchange ratio of 0.9366 and 2,387 Newmark PLPUs with a determination price of $15.90 which were made exchangeable by the Committee on August 5, 2020.

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

Pursuant to the terms of the “NEW” awards previously approved by the Compensation Committee and issued to Mr. Windeatt in March 2020, Mr. Windeatt’s 135,514 non-exchangeable BGC Holdings LPU-NEWs and 27,826 non-exchangeable PLPU-NEWs (at the average determination price of $4.84 per unit) became exchangeable on March 2, 2022. On August 11, 2022, the Company repurchased 135,514 exchangeable BGC Holdings LPU-NEWs held by Mr. Windeatt at the price of $4.08 per unit, which was the closing price of our Class A common stock on August 11, 2022, and redeemed 27,826 exchangeable PLPU-NEWs held by Mr. Windeatt for $134,678, less applicable taxes and withholdings. Column (e) does not include the fair value of these grants of exchange rights because each of those LPUs and PLPUs was originally granted to Mr. Windeatt in partial payment of bonuses awarded to him under the BGC Incentive Plan for prior years and reflected in column (g) of the table for each of those prior years at their full notional dollar values.

On March 2, 2020, the Committee authorized redeeming a sufficient number of BGC Holdings PNLPU-NEW units held by and Mr. Windeatt at the appropriate time each year to permit him to fund his tax liability for his BGC Holdings NLPU-NEW and PNLPU-NEW awards in accordance with the UK Partnership structure. Pursuant to this authorization, 45,143 of Mr. Windeatt’s PNLPU-NEW units issued effective April 1, 2020 were redeemed for a cash payment based upon $4.84 per unit, to fund his tax liability due in January 2021 for the BGC Holdings NLPU-NEW and PNLPU-NEW awards issued effective April 1, 2020.

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

On March 2, 2020, the Compensation Committee approved the grant of exchange rights to Mr. Windeatt with respect to 519,725 non-exchangeable BGC Holdings LPUs and 97,656 non-exchangeable BGC Holdings PLPUs (at the average determination price of $6.6128 per unit). On August 5, 2020, the Company redeemed 436,665 exchangeable BGC Holdings LPUs held by Mr. Windeatt at the price of $2.90, the closing price of our Class A common stock on August 5, 2020. In connection with the redemption of the 436,665 exchangeable BGC Holdings LPUs, 96,216 exchangeable BGC Holdings PLPUs were redeemed for $637,866 for taxes. In connection with the redemption, 20,849 exchangeable BGC Holdings LPUs and 1,440 exchangeable BGC Holdings PLPUs were redeemed for zero (at an average determination price of $5.4971 per unit) upon exchange in connection with Mr. Windeatt’s LLP status. Additionally, on August 5, 2020, the Compensation Committee approved the grant of exchange rights to Mr. Windeatt with respect to 40,437 non-exchangeable BGC Holdings LPUs and 21,774 non-exchangeable BGC Holdings PLPUs (at the average determination price of $6.6128 per unit). On August 5, 2020 the Company redeemed these 40,437 exchangeable BGC Holdings LPUs held by Mr. Windeatt at the price of $2.90, the closing price of our Class A common stock on August 5, 2020. In connection with the redemption of these 40,437 exchangeable BGC Holdings LPUs, the 21,774 exchangeable BGC Holdings PLPUs were redeemed for $136,305 for taxes. In addition to the foregoing, on August 6, 2020, Mr. Windeatt was granted exchange rights with respect to 43,890 non-exchangeable Newmark Holding LPUs that were previously granted to Mr. Windeatt. Additionally, Mr. Windeatt was granted the right to exchange for cash 17,068 non-exchangeable Newmark Holdings PLPUs held by Mr. Windeatt. As these Newmark Holdings LPUs and PLPUs were previously non-exchangeable, the Company took a transaction charge of $381,961 upon grant of exchangeability. On August 6, 2020, Newmark redeemed the 40,209 Newmark Holdings exchangeable LPUs held by Mr. Windeatt for an amount equal to the closing price of Newmark’s Class A common stock on August 6, 2020 ($4.16) multiplied by 37,660 (the amount of shares of Newmark’s Class A common stock the 40,209 Newmark Holdings LPUs were exchangeable into based on the exchange ratio at August 6, 2020). In connection with the redemption of these 40,209 exchangeable Newmark Holdings LPUs, 15,637 exchangeable Newmark Holdings PLPUs were redeemed for $194,086 for taxes. In connection with the redemption, 3,681 exchangeable Newmark Holding LPUs and 1,431 exchangeable Newmark Holdings PLPUs were redeemed for zero upon exchange in connection with Mr. Windeatt’s LLP status. On April 8, 2021, the Compensation Committee approved the repurchase by the Company on April 23, 2021 of 123,713 exchangeable BGC Holdings LPU-NEWs held by Mr. Windeatt at the price of $5.65, which was the closing price of our Class A common stock on April 23, 2021, and the redemption of 28,477 exchangeable BGC Holdings PLPU- NEWs held by Mr. Windeatt for $178,266, less applicable taxes and withholdings. Column (e) does not include the fair value of these grants of exchange rights because each of those LPUs and PLPUs was originally granted to Mr. Windeatt in partial payment of bonuses awarded to him under the BGC Incentive Plan for prior years and reflected in column (g) of the table for each of those prior years at their full notional dollar values.

(3)	The amounts in column (g) reflect the bonus awards to the named executive officers under our Incentive Plan.

For 2022, Mr. Lutnick’s Incentive Plan bonus for BGC was $12,000,000 paid $2,000,000 in cash and $10, 000,000 in a partnership award represented by 1,416,122 non-exchangeable BGC Holdings PSUs and 762,527 non-exchangeable BGC Holdings PPSUs at $4.59 per unit; Mr. Merkel’s Incentive Plan bonus was $1,00,000 paid $500,000 in cash and $500,000 in a partnership award represented by 54,466 non-exchangeable BGC Holdings NPSU-CVs and 54,466 non-exchangeable BGC Holdings NPPSU-CVs at $4.59 per unit; Mr. Windeatt’s Incentive Plan bonus was $2,113,440 (£1,700,000) paid $310,800 (£250,000) in cash and $1,439,626 (£1,158,000) in the form of 40,625 non-exchangeable BGC Holdings NLPU-CVs and 36,026 non-exchangeable BGC Holdings NPLPU-CVs at $4.59 per unit, as well as 154,046 non-exchangeable BGC Holdings LPU-NEWs and 82,948 BGC Holdings PLPU-NEWs at $4.59 per unit, which shall have certain exchange rights beginning April 18, 2025 upon certain conditions, and $363,014 (£292,000) attributed to Mr. Windeatt’s previously issued BGC Holdings NLPU / NPLPU award effective January 1, 2021 based upon the expectation of including $400,000 of the January 1, 2021 award as part of Mr. Windeatt’s annual compensation for calendar years 2020 through 2024; Mr. Bisgay’s Incentive Plan bonus was $534,247 paid $346,192 in cash and $188,055 in a partnership award represented by 20,485 non-exchangeable BGC Holdings NPSU-CVs and 20,485 non-exchangeable BGC Holdings NPPSU-CVs at $4.59 per unit; and Mr. Hauf’s Incentive Plan bonus was $650,000 paid $337,500 in cash and $62,500 in a partnership award represented by 6,808 non-exchangeable BGC Holdings NPSU-CVs and 6,808 non-exchangeable BGC Holdings NPPSU-CVs at $4.59 per unit and $250,000 attributed to Mr. Hauf’s previously issued BGC Holdings PSUs / PPSUs award effective July 1, 2022 in connection with Mr. Hauf’s sign-on bonus.

For 2021, Mr. Lutnick’s Incentive Plan bonus for BGC was $11,000,000 paid $2,000,000 in cash and $9,000,000 in a partnership award represented by 1,280,088 non-exchangeable BGC Holdings PSUs and 689,278 non-exchangeable BGC Holdings PPSUs at $4.57 per unit; Mr. Merkel’s Incentive Plan bonus was $750,000 paid $0 in cash and $750,000 in a partnership award represented by 86,605 non-exchangeable BGC Holdings NPSU-CVs and 86,605 non-exchangeable BGC Holdings NPPSU-CVs at $4.33 per unit; Mr. Windeatt’s Incentive Plan bonus was $1,565,760 (£1,200,000) paid $287,056 (£220,000) in cash and $1,278,704 (£980,000) in the form of 25,234 non-exchangeable BGC Holdings NLPU-CVs and 22,378 non-exchangeable BGC Holdings NPLPU-CVs at $4.33 per unit, as well as 103,812 non-exchangeable BGC Holdings LPU-NEWs and 55,899 BGC Holdings PLPU-NEWs at $4.33 per unit, which shall have certain exchange rights beginning March 14, 2024 upon certain conditions and $381,002 (£292,000) attributed to Mr. Windeatt’s previously issued BGC Holdings NLPU / NPLPU award effective January 1, 2021 based upon the expectation of including $400,000 of the January 1, 2021 award as part of Mr. Windeatt’s annual compensation for calendar years 2020 through 2024; and Mr. Bisgay’s Incentive Plan bonus was $1,250,000 paid $750,000 in cash and $500,000 in a partnership award represented by 57,737 non-exchangeable BGC Holdings NPSU-CVs and 57,737 non-exchangeable BGC Holdings NPPSU-CVs at $4.33 per unit.

For 2020, Mr. Lutnick’s Incentive Plan bonus for BGC was $11,000,000 paid $2,000,000 in cash and $9,000,000 in a partnership award represented by 1,087,361 non-exchangeable BGC Holdings PSUs and 585,502 non-exchangeable BGC Holdings PPSUs; Mr. Merkel’s Incentive Plan bonus was $750,000 paid $312,500 in cash and $437,500 in a partnership award represented by 40,660 non-exchangeable BGC Holdings NPSUs and 40,660 non-exchangeable BGC Holdings NPPSUs; Mr. Windeatt’s Incentive Plan bonus was $1,781,000 (£1,300,000) paid $102,750 (£75,000) in cash and $1,278,210 (£933,000) in the form of 21,324 non-exchangeable BGC Holdings NLPUs and 18,910 non-exchangeable BGC Holdings NPLPUs as well as 128,279 non-exchangeable BGC Holdings LPU-NEWs and 69,073 BGC Holdings LPU-NEWs, which shall have certain exchange rights beginning April 1, 2023 upon certain conditions and $400,000 (£292,000) attributed to Mr. Windeatt’s previously issued BGC Holdings NLPU / NPLPU award effective January 1, 2021 based upon the expectation of including $400,000 of the January 1, 2021 award as part of Mr. Windeatt’s annual compensation for calendar years 2020 through 2024; and Mr. Bisgay’s Incentive Plan bonus was $1,250,000 paid $1,025,000 in cash and $225,000 in a partnership award represented by 20,911 non-exchangeable BGC Holdings NPSUs and 20,911 non-exchangeable BGC Holdings NPPSU.

(4)

For 2022, Mr. Windeatt’s base salary was £600,000 and the $745,920 base salary reflected in the table was calculated using an exchange rate of 1.2432, which was the exchange rate in effect as of April 18, 2023. For 2021, Mr. Windeatt’s base salary was £600,000, and the $782,880 base salary reflected in the table was calculated using an exchange rate of 1.30, which was the exchange rate in effect as of March 14, 2022. For 2020, Mr. Windeatt’s base salary was £500,000, and the $685,000 base salary reflected in the table was calculated using an exchange rate of 1.37, the exchange rate in effect as of April 8, 2021.

(5)	Mr. Hauf started as Chief Financial Officer of the Company on June 6, 2022. The amount reflected in column (c) for Mr. Hauf for 2022 is Mr. Hauf’s actual (not annualized) paid amount.

(6)	Mr. Bisgay served as Chief Financial Officer of the Company until June 6, 2022. The amount reflected for 2022 are Mr. Bisgay’s actual (not annualized) paid amount.

Grants of Plan-Based Awards

The following table shows all grants of plan-based awards to the named executive officers in 2022:

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Grant Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)(1)	Threshold (#)	Target (#)	Maximum (#)
Howard W. Lutnick	—	—	—	25,000,000	—	—	—
Stephen M. Merkel	—	—	—	25,000,000	—	—	—
Sean A. Windeatt	—	—	—	25,000,000	—	—	—
Jason W. Hauf	—	—	—	25,000,000	—	—	—
Steven Bisgay	—	—	—	25,000,000	—	—	—

(1)

The amounts in column (e) reflect the maximum possible individual payment under our Incentive Plan. During 2022, there were no specific minimum and target levels under the Incentive Plan. The $25,000,000 maximum amount was the maximum annual amount available for payment to any one executive officer under the Incentive Plan for 2022, and our Compensation Committee retained negative discretion to award less than this amount. Actual amounts paid to each named executive officer for 2022 are set forth in column (g) of the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year End

None of the named executive officers held any unexercised options as of December 31, 2022. The following table shows all equity awards for services to the registrant held by each of the named executive officers as of December 31, 2022:

	Option Awards				Grant Awards
(a) Name	(b) Number of Securities Underlying Unexercised Options/ Exchangeable Units Exercisable/ Exchangeable (#)(1)	(c) Number of Securities Underlying Unexercised Options/ Exchangeable Units Unexercisable/ Unexchangeable (#)(2)	(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	(e) Option Exercise Price ($)(1)	(f) Option Expiration Date	(g) Number of Shares or Units of Stock That Have Not Vested (#)	(h) Market Value of Shares or Units of Stock That Have Not Vested	(i) Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	(j) Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Howard W. Lutnick	520,380	—	—	—	—	—	—	—	—
Stephen M. Merkel	—	—	—	—	—	—	—	—	—
Sean A. Windeatt	—	—	—	—	—	—	—	—	—
Jason Hauf	—	—	—	—	—	—	—	—	—
Steven Bisgay	—	—	—	—	—	—	—	—	—

(1)

Column (b) represents 520,380 exchangeable BGC Holdings PSUs held by Mr. Lutnick as of December 31, 2022. These exchangeable BGC Holdings units may be exchanged at any time on a 1:1 basis for shares of BGC’s Class A common stock. As of December 30, 2022, the closing market price of a share of our Class A common stock was $3.77. Column (b) does not include 1,474,930 BGC Holdings HDUs held by Mr. Lutnick as a result of converting PSUs with HDU conversion rights into HDUs.

Non-exchangeable BGC Holdings PSUs or LPUs held as of December 31, 2022 that are eligible to be granted exchange rights into our Class A common stock were as follows: Mr. Lutnick: 9,916,605 BGC Holdings PSUs; Mr. Merkel: 74,896 BGC Holdings PSUs and 8,132 PSU-CVs; Mr. Windeatt: 568,308 BGC Holdings LPUs, 4,265 BGC Holdings LPU-CVs and 232,091 BGC Holdings LPU-NEWs; Mr. Bisgay: 39,788 BGC Holdings PSUs and 4,182 BGC Holdings LPU-CVs; Mr. Hauf: 37,092 BGC Holdings PSUs.

BGC Holdings NPSUs/NLPUs held as of December 31, 2022 that are eligible to be replaced by non-exchangeable BGC Holdings PSUs/PPSUs or LPUs/PLPUs, which in turn would be eligible to be granted exchange rights for shares of our Class A common stock or cash, were as follows: Mr. Merkel: 119,133 BGC Holdings NPSU-CVs; Mr. Windeatt: 275,055 BGC Holdings NLPUs and 42,293 BGC Holdings NLPU-CVs; and Mr. Bisgay: 74,465 BGC Holdings NPSU-CVs.

(2)

Column (c) does not include (i) 689,278 non-exchangeable BGC Holdings PPSUs held by Mr. Lutnick as of December 31, 2022; (ii) 124,972 non-exchangeable BGC Holdings PLPU-NEWs, 37,506 PNLPU-CVs, 3,782 PLPU-CVs, 148,106 BGC Holdings PNLPUs and 144,474 BGC Holdings PLPUs held by Mr. Windeatt as of December 31, 2022; (iii) 8,132 non-exchangeable BGC Holdings PPSU-CVs and 119,133 non-exchangeable BGC Holdings NPPSU-CVs held by Mr. Merkel as of December 31, 2022; (iv) 39,788 non-exchangeable BGC Holdings PPSUs, 74,465 NPPSU-CVs and 4,182 non-exchangeable BGC Holdings PPSU-CVs held by Mr. Bisgay as of December 31, 2022; and (v) 37,092 non-exchangeable BGC Holdings PPSUs held by Mr. Hauf as of December 31, 2022, because they did not represent a right to acquire shares of our Class A common stock.

Option Exercises and Stock Vested

During 2022 no options were exercised by and no stock vested for any of the named executive officers.

Potential Payments upon Change in Control

The following table provides information regarding the estimated amounts payable to the named executive officers listed below, upon either termination or continued employment if such change in control had occurred on December 31, 2022 under their change in control and other agreements, described below, in effect on December 31, 2022 (including NPSUs granted and Incentive Plan and other bonuses and commissions paid during and with respect to the year ended December 31, 2022). The amounts are determined, where applicable, using the $3.77 closing market price of our Class A common stock as of December 30, 2022 in accordance with SEC rules. All amounts, including estimated vesting of equity compensation and tax gross- up payments, are subject to the specific terms and conditions set forth in the applicable change of control or other agreements and applicable law:

Name	Base Salary ($)		Bonus ($)		Vesting of Equity Compensation ($)(1)	Consultancy Fees ($)(2)	Welfare Benefit Continuation ($)	Tax Gross-Up Payment ($)(3)	Total ($)
Howard W. Lutnick
Termination of Employment by Mr. Lutnick	2,000,000		24,000,000		—	—	109,475	—	26,109,475
Extension of Employment	1,000,000		12,000,000		—	—	109,475	—	13,109,475
Termination of Employment by the Company within 3 years	1,000,000		12,000,000		—	—	—	—	13,000,000
Stephen M. Merkel
Termination of Employment by Mr. Merkel	2,000,000		2,000,000		—	—	100,049	—	4,100,049
Extension of Employment	1,000,000		1,000,000		—	—	100,049	—	2,100,049
Termination of Employment by the Company within 3 years	1,000,000		1,000,000		—	—	—	—	2,000,000
Sean A. Windeatt
Termination of Employment	1,491,840	(4)	4,226,880	(4)	—	248,640	19,817	—	5,987,177
Extension of Employment	745,920	(4)	2,113,440	(4)	—	—	—	—	2,859,360
Termination of Employment not in connection with a Change in Control	—		—		—	248,640	—	—	248,640

(1)

Upon a change in control at December 31, 2022, Messrs. Lutnick, and Merkel would have had the right to receive (i) replacement of any partnership units ineligible for exchange rights with new partnership units eligible for such exchange rights, (ii) grants of immediately exchangeable exchange rights (into stock or cash, as applicable) with respect to any non-exchangeable limited partnership units (including those replacement units described in clause (i)); and (iii) the immediate lapse of any restrictions on transferability of any shares of restricted stock held by them at such time. Upon a change in control at December 31, 2022, Mr. Windeatt would have the right to receive (ii) and (iii) above.

At December 31, 2022, Messrs. Lutnick, Merkel and Windeatt held the following numbers of such BGC Holdings non-exchangeable non preferred partnership units (PSUs or LPUs, LPU-NEWs, PSU-Hs, NPSUs/NLPUs, NPSU-CVs and NLPU-CVs that would be replaced with PSUs or LPUs: Mr. Lutnick: 9,916,605 units; Mr. Merkel: 202,161 units; and Mr. Windeatt: 1,122,012 units. Based on the closing price of the BGC Class A common stock of $3.77 on December 30, 2022, the aggregate value of the shares and cash underlying such grants for each such person would have been as follows: Mr. Lutnick: $37,385,601; Mr. Merkel: $762,147; and Mr. Windeatt: $4,229,985. The foregoing does not include Mr. Lutnick’s 1,474,930 HDUs which have a capital account associated of $9,144,567.

At December 31, 2022, Messrs. Lutnick, Merkel and Windeatt held the following numbers of non-exchangeable BGC Holdings NPPSUs/NPPSU-CVs/PPSUs/PPSU-Hs/PLPUs/PLPUs-NEWs/PNLPU-CVs or PNLPUs: Mr. Lutnick: 689,278 BGC Holdings PPSUs, Mr. Merkel: 127,265 non-exchangeable BGC Holdings PPSU-CVs/NPPSU-CVs; Mr. Windeatt: 458,840 non-exchangeable BGC Holdings PNLPUs/PLPUs/PLPUs- NEWs/PNLPU-CVs. Based on the applicable determination price of each grant of the BGC Holdings NPPSUs/NPPSU-CVs/PPSUs/PPSU-Hs/PLPUs/PLPU-NEWs/PNLPU-CVs or PNLPUs, as applicable, the cash value underlying such exchange rights would have been $3,150,000 with respect to the non-exchangeable BGC Holdings PPSUs for Mr. Lutnick, $593,750 with respect to the non-exchangeable BGC Holdings NPPSU-CVs/PPSU-CVs for Mr. Merkel; and $1,740,870 with respect to the non-exchangeable BGC Holdings PLPUs/PNLPUs/PNLPU-CVs/PLPU-NEWs/PNLPU-NEWs for Mr. Windeatt.

In each case, the units exclude any units subject to redemption for zero or for cash in accordance with applicable agreements. See “—Change in Control Agreements” below.”

As of December 31, 2022, Messrs. Lutnick, Merkel and Windeatt did not hold any shares of BGC restricted stock.

With respect to a number of the non-exchangeable BGC Holdings PSUs, non-exchangeable BGC Holdings PPSUs, non-exchangeable BGC Holdings NPSUs, non-exchangeable BGC Holdings LPUs and/or non-exchangeable BGC Holdings PLPUs issued prior to December 13, 2017, the ratable portion of the remaining Newmark Holdings units held by Mr. Windeatt in association with the foregoing units would be added to such executive’s above amount to the extent applicable and in accordance with his arrangement. Based upon Mr. Windeatt’s remaining holdings as of December 31, 2022, this would include 325,127 non-exchangeable Newmark Holdings LPUs (which, at the December 31, 2022 Newmark Class A common stock price of $7.97 as adjusted by an exchange ratio of 0.9303, had a value of $2,410,651), and 30,285 PLPUs with a determination amount of $278,174. BGC would have borne the expense of the above Newmark Holdings transactions if they had occurred.

(2)	Mr. Windeatt is entitled to receive consulting fees in the event of a termination of his membership in the U.K. Partnership as described below.

(3)

Mr. Lutnick is also entitled to a tax gross-up for excess parachute payments, if any, that would be due in respect of the impact a change in control would have on certain of his outstanding partnership units as stated in footnote (1). The aggregate tax-gross up payment upon a termination of employment in connection with a change of control is $38,891,469 when calculated based upon the equity compensation in footnote (1), base salary, bonus, and welfare benefit continuation as of December 31, 2022. The aggregate tax-gross up payment upon an extension of employment in connection with a change of control is $4,651,528 when calculated based upon the equity compensation in footnote (1), base salary, bonus, and welfare benefit continuation as of December 31, 2022.

Mr. Merkel is also entitled to a tax gross-up for excess parachute payments, if any, that would be due in respect of the impact a change in control would have on certain of his outstanding partnership units as stated in footnote (1). There is no aggregate tax-gross up payment upon either a termination of employment, or upon an extension of employment, in connection with a change of control due when calculated based upon the equity compensation in footnote (1), base salary, bonus, and welfare benefit continuation as of December 31, 2022.

(4)

For 2022, Mr. Windeatt received £600,000 in salary and his bonus was £1,700,000. The $745,920 salary and $2,113,440 bonus reflected in the table were calculated using an exchange rate of 1.2432, the exchange rate in effect as of April 18, 2023. In addition, in the event that Mr. Windeatt remains a member in the U.K. Partnership on the second anniversary of the change of control as described below, Mr. Windeatt will receive an additional payment equal to the payment he received at the time of the change of control.

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

Under the Change in Control Agreements, if a change in control of the Company occurs (which will occur in the event that Cantor or one of its affiliates ceases to have a controlling interest in us) and Mr. Lutnick or Mr. Merkel elects to terminate his employment with us, such executive officer will receive in a lump sum in cash an amount equal to two times his annual base salary and the annual bonus paid or payable by us for the most recently completed year, including any bonus or portion thereof that has been deferred, and receive medical benefits for two years after the termination of his employment (provided that, if Mr. Lutnick or Mr. Merkel becomes re-employed and is eligible to receive medical benefits under another employer-provided plan, the former medical benefits will be secondary to the latter). If a change in control occurs and Mr. Lutnick or Mr. Merkel does not so elect to terminate his employment with us, such executive officer will receive in a lump sum in cash an amount equal to his annual base salary and the annual bonus paid or payable for the most recently completed fiscal year, including any bonus or portion thereof that has been deferred, and receive medical benefits, provided that in the event that, during the three-year period following the change in control, such executive officer’s employment is terminated by us (other than by reason of his death or disability), he will receive in a lump sum in cash an amount equal to his annual base salary and the annual bonus paid or payable for the most recently completed fiscal year, including any bonus or portion thereof that has been deferred. The Change in Control Agreements further provide for certain tax gross-up payments, provide for no duty of Mr. Merkel or Mr. Lutnick to mitigate amounts due by seeking other employment and provide for payment of legal fees and expenses as a result of any dispute with respect to the Change in Control Agreements. The Change in Control Agreements further provide for indemnification of Mr. Lutnick and Mr. Merkel in connection with a challenge thereof. In the event of death or disability, or termination in the absence of a change in control, such executive officer will be paid only his accrued salary to the date of death, disability, or termination. The Change in Control Agreements are terminable by the Company upon two years’ advance notice on or after April 1, 2018.

In connection with the Corporate Conversion Transactions, the Change in Control Agreements we entered into with Messrs. Lutnick and Merkel will be assumed by BGC Group, Inc., with such modifications thereto as are necessary to reflect the Corporate Conversion (but not with any changes to the benefits provided thereunder).

Employment Agreements and Deeds of Adherence

Beginning December 2012, many of our senior members of staff in the U.K. (including one of our executive officers Mr. Windeatt) became members of the U.K. Partnership. Mr. Windeatt continues to serve as an executive officer, though it is intended that the majority of his day-to-day activities will be performed as a member of the U.K. Partnership.

As members of the U.K. Partnership, members render services to us as partners following their execution of Deeds of Adherence to the U.K. Partnership. Members receive Allocated Monthly Advance Drawings, which we refer to as “Drawings,” which are comparable to the salary payments under prior employment agreements, and are eligible for discretionary allocations of the U.K. Partnership’s profits. The members may use their discretionary profit allocations to acquire partnership units in BGC Holdings. Any such Drawings or allocations, as well as any equity or partnership grants, are subject to the direction and control of our Compensation Committee and, in the case of allocations and equity or partnership grants, are made under the Incentive Plan, the Equity Plan, or the Participation Plan. The employment contract of a U.K. employee is terminated upon them becoming a member of the U.K. Partnership and their outstanding PSUs redeemed.

In connection with their participation in the U.K. Partnership, U.K. members are issued BGC Holdings NLPU-NEWs and BGC Holdings NPLPU-NEWs. The U.K. Partnership is intended to improve the flexibility of our operating model in the U.K. and also to make certain benefits available to us and the relevant individuals from a U.K. employment, tax and regulatory perspective. We intend that BGC Holdings LPUs and BGC Holdings PLPUs, and NPSUs that may be replaced by BGC Holdings LPUs/PLPUs, will be used for the benefit of the U.K. Partnership members in future periods. Our Compensation Committee continues to review the performance and determine the compensation of the U.K. executive officers under its compensation philosophy and processes.

In connection with the Corporate Conversion Transactions, the deed of adherence we entered into with Mr. Windeatt (as described below) will be assumed by BGC Group, Inc., with such modifications thereto as are necessary to reflect the Corporate Conversion (but not with any changes to the benefits provided thereunder).

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

As described above, on or about each April 1 of 2018 through 2021, pursuant to the Windeatt Letter Agreement, the Partnership granted an aggregate award of 100,000 non-exchangeable BGC Holdings LPUs in replacement of 100,000 of the Windeatt 2017 NPSUs, provided that (i) the Company, inclusive of all affiliates thereof, earns, in aggregate, at least $5 million in gross revenues in the calendar quarter in respect of which the applicable award of LPUs is to be granted, and (ii) except in the event of Mr. Windeatt’s death prior to the applicable grant date, Mr. Windeatt remains a member in the U.K. Partnership and has complied at all times with the Windeatt Deed (as amended) and Partnership Agreement, as of the applicable grant date. The LPUs are subject to customary adjustments due to membership in the U.K. Partnership upon their exchange or redemption (e.g., 9.75% cancellation/forfeiture upon exchange).

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

Under the 2020 Deed of Amendment, Mr. Windeatt’s membership in the U.K. Partnership was extended from a minimum initial period of up to and including March 31, 2024 to September 30, 2025 (the “Initial Period”). In addition, under the 2020 Deed of Amendment, commencing October 1, 2023, either party may terminate the Deed by giving written notice to the other party at least twenty-four months prior to the expiration of the Initial Period (which is an increase from twelve months). Mr. Windeatt’s membership, unless terminated earlier in accordance with the terms of the Deed, will continue following September 30, 2025 on the same terms and conditions set forth in the Deed until written notice to terminate is provided and the 24- month notice period expires.

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

2022 CEO Pay Ratio

The following information contains the relationship of the median annual total compensation of employees and independent contractors and brokers of BGC and its subsidiaries to the annual total compensation of Mr. Lutnick, the Chief Executive Officer and Chairman of the Board of Directors.

For 2022, we used the same median employee we used in 2021 as permitted by the SEC. Our median employee was a Production Support staff member in the United Kingdom. There has been no change in organizational structure, employee demographics or any employee compensation arrangements that would significantly affect our ability to use the previously identified median employee for this disclosure.

The pay ratio for the annual total compensation of the median employee to the CEO was calculated for the 2022 fiscal year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K and the pay ratio was determined to be as follows:

•	the annual total compensation of the median employee of the Company (other than the CEO) was $135,305

•	the annual total compensation of the CEO, as reported in the Summary Compensation Table, was $13,000,000; and

•	the ratio of the annual total compensation of the CEO to the median employee of the Company was approximately 96 to 1.

Pay Versus Performance

We are required by SEC rules to disclose information regarding the relationship between compensation actually paid to Howard W. Lutnick, our principal executive officer (“PEO”) and NEOs other than the PEO (the “non-PEO NEOs”) and the financial performance of the Company. The following table sets forth additional compensation information for Howard W. Lutnick, our Chief Executive Officer (CEO), who serves as PEO, and the non-PEO NEOs, along with total stockholder return (“TSR”), net income, and the “Company Selected Measure,” which we have selected as Total Revenues, each for fiscal years 2020, 2021 and 2022. The amounts set forth below under the headings “Compensation Actually Paid to PEO” and “Average Compensation Actually Paid to Non-PEO NEOs” have been calculated in a manner consistent with Item 402(v) of Regulation S-K. Footnote 5 below sets forth the adjustments from the Total Compensation for the PEO and Average Total Compensation for the non-PEO NEOs reported in the Summary Compensation Table to arrive at the values presented for compensation actually paid for each of the fiscal years shown.

Year	Summary Compensation Table Total for PEO [1]	Compensation Actually Paid to PEO [1]		Average Summary Compensation Table Total for Non-PEO NEOs [2]	Average Compensation Actually Paid to Non-PEO NEOs [2]		Value of Initial Fixed $100		Net Income (in thousands)	Total Revenues (in thousands) [4]
							Total Shareholder Return	Peer Group Total Shareholder Return [3]
(a)	(b)	(c)		(d)	(e)		(f)	(g)	(h)	(i)
2022	$13,000,000	$13,098,272	[5]	$2,236,079	$2,323,476	[5]	$67.06	$72.01	$58,867	$1,795,302
2021	$19,831,245	$19,926,553	[5]	$2,144,445	$2,189,041	[5]	$81.86	$62.62	$153,488	$2,015,364
2020	$12,000,000	$12,156,610	[5]	$2,847,239	$2,906,417	[5]	$69.85	$74.23	$50,918	$2,056,761

[1]	The PEO was Mr. Lutnick during all periods presented.
[2]

The non-PEO NEOs in fiscal year 2022 consisted of Messrs. Merkel, Windeatt, Hauf and Bisgay. Mr. Bisgay served as Chief Financial Officer of the Company until June 6, 2022, and Mr. Hauf began serving as Chief Financial Officer on that date. When calculating the average compensation for the non-PEO NEOs in fiscal year 2022, the portion of the year that each of Messrs. Bisgay and Hauf served as Chief Financial Officer were included in the denominator of such calculation, such that the two of them together were collectively treated as one NEO. The non-PEO NEOs in fiscal year 2021 consisted of Messrs. Merkel, Windeatt, and Bisgay, who each served for the entirety of the year. The non-PEO NEOs in fiscal year 2020 consisted of Messrs. Merkel, Windeatt, Bisgay, and Lynn. Mr. Lynn served as President of the Company until October 1, 2020, when he became Vice Chairman of the Company and no longer served as an executive officer. Accordingly, when calculating the average compensation for the non-PEO NEOs in fiscal year 2020, Mr. Lynn’s compensation for the entire year is included, as he continued his service to the Company after ceasing to be an executive officer. When calculating Mr. Windeatt’s portion of the average compensation for the non-PEO NEOs for each fiscal year, his portion was calculated using the applicable exchange rate as set forth in the notes to the Summary Compensation Table.

[3]

The peer group consists of Compagnie Financière Tradition SA and TP ICAP plc. The returns of the peer group companies have been weighted according to their U.S. dollar stock market capitalization for purposes of arriving at a peer group average. TSR is calculated as the cumulative total stockholder return, on a gross dividend reinvestment basis, of $100 invested in shares of each of the Company and the peer group invested on December 31, 2019.

[4]

The Company selected Total Revenues to be the most important financial performance measure that is not otherwise required to be disclosed in the table above used by the Company to link compensation actually paid to its NEOs for the most recently completed fiscal year to its performance. While Total Revenues was chosen for this table, our executive compensation programs use a balanced portfolio of measures to drive short and long-term objectives aligned with our strategy and shareholder interests as further described in our Compensation Discussion and Analysis above.

[5]

For each year, “Compensation Actually Paid to PEO” in column (c) and “Average Compensation Actually Paid to Non-PEO NEOs” in column (e) reflect the following adjustments from Total Compensation amounts reported in the Summary Compensation Table (all amounts are averages for the non-PEO NEOs):

Adjustments to Determine Compensation Actually Paid to PEO	2022	2021	2020
Deduction for change in actuarial present value of accumulated benefit under all defined benefit and actuarial pension plans reported in the Summary Compensation Table	—	—	—
Increase for aggregate of service cost and prior service cost for all defined benefit and actuarial pension plans reported in the Summary Compensation Table	—	—	—
Deduction for amounts reported under the “Stock Awards” column in the Summary Compensation Table	—	($7,831,243)	—
Deduction for amounts reported under the “Option Awards” column in the Summary Compensation Table	—	—	—
Increase for fair value of stock and option awards granted during year that are outstanding and unvested as of year-end	—	—	—
Increase/deduction for change in fair value as of year-end (from prior year-end) of stock and option awards granted in any prior year that were outstanding and unvested as of year-end	—	—	—
Increase for fair value as of vesting date of stock and option awards granted and vested in the same year	—	—	—
Increase/deduction for change in fair value as of vesting date (from prior year-end) of stock and option awards granted in any prior year for which all vesting conditions were satisfied during year or at year-end	—	$7,831,243	—
Deduction for fair value as of prior year-end of stock and option awards granted in any prior year that were forfeited during year	—	—	—
Increase for dollar value of any dividends or other earnings paid on stock or option awards in the year prior to the vesting date that are not otherwise included in total compensation for the year	$98,272	$95,308	$156,610

Total Adjustments	$98,272	$95,308	$156,610

Adjustments to Determine Average Compensation Actually Paid to Non-PEO NEOs	2022	2021	2020
Deduction for change in actuarial present value of accumulated benefit under all defined benefit and actuarial pension plans reported in the Summary Compensation Table	—	—	—
Increase for aggregate of service cost and prior service cost for all defined benefit and actuarial pension plans reported in the Summary Compensation Table	—	—	—
Deduction for amounts reported under the “Stock Awards” column in the Summary Compensation Table	—	($111,565)	($418,239)
Deduction for amounts reported under the “Option Awards” column in the Summary Compensation Table	—	—	—
Increase for fair value of stock and option awards granted during year that are outstanding and unvested as of year-end	—	—	—
Increase/deduction for change in fair value as of year-end (from prior year-end) of stock and option awards granted in any prior year that were outstanding and unvested as of year-end	—	—	—
Increase for fair value as of vesting date of stock and option awards granted and vested in the same year	—	—	—
Increase/deduction for change in fair value as of vesting date (from prior year-end) of stock and option awards granted in any prior year for which all vesting conditions were satisfied during year or at year-end	—	$111,565	$418,239
Deduction for fair value as of prior year-end of stock and option awards granted in any prior year that were forfeited during year	—	—	—
Increase for dollar value of any dividends or other earnings paid on stock or option awards in the year prior to the vesting date that are not otherwise included in total compensation for the year	$87,397	$44,596	$59,178

Total Adjustments	$87,397	$44,596	$59,178

Analysis of the Information Presented in the Pay Versus Performance Table

While we utilize several performance measures to align executive compensation with Company performance, not all of those measures are presented in the Pay Versus Performance table set forth above. Moreover, we generally seek to incentivize long-term performance, and therefore we do not specifically align our performance measures with compensation that is actually paid (as computed in accordance with SEC rules) for a particular year. In accordance with Item 402(v) of Regulation S-K, we are providing the following descriptions of the relationships between (1) compensation actually paid to our PEO and average compensation actually paid to our non-PEO NEOs and (2) the Company’s performance with respect to TSR, net income and Total Revenues, our Company Selected Measure:

TSR. The graphs below show the relationship between (1) compensation actually paid to our PEO and the average of compensation actually paid to our non-PEO NEOs and our cumulative TSR and (2) our cumulative TSR and peer group TSR, over the three fiscal years ended December 31, 2022.

Compensation Actually Paid vs TSR

Compensation actually paid to PEO (Left Axis)	Average compensation actually paid to Non-PEO (Left Axis)
TSR (Right Axis)

TSR vs Peer TSR

TSR	Peer TSR

Net Income. The graph below shows the relationship between compensation actually paid to our PEO and the average of the compensation actually paid to our non-PEO NEOs and net income, as reported in our consolidated financial statements, over the three fiscal years ended December 31, 2022.

Compensation Actually Paid vs Net Income

Compensation actually paid to PEO (Left Axis)
Average compensation actually paid to Non-PEO (Left Axis)
Net Income (Right Axis)

Company Selected Measure. The graph below shows the relationship between compensation actually paid to our PEO and the average of the compensation actually paid to our non-PEO NEOs and our Total Revenues over the three fiscal years ended December 31, 2022.

Compensation Actually Paid vs Total Revenues (CSM)

Compensation actually paid to PEO (Left Axis)
Average compensation actually paid to Non-PEO (Left Axis)
Total Revenues (Right Axis)

Performance Measures Tabular List

The table below lists our most important performance measures, including the Company Selected Measure, used to link compensation actually paid for our NEOs to Company performance for the fiscal year ended December 31, 2022. The performance measures included in this table are not ranked by relative importance.

Performance Measures

Total Revenues
Total Fenics Revenues
Pre-tax Adjusted Earnings
Data, Software & Post-Trade Growth
Catalyst Transactions and Hires, Acquisitions, and Strategy Development

Compensation of Directors

Directors who are also our employees do not receive additional compensation for serving as director. The compensation schedule for our non-employee directors is as follows: the annual cash retainer is $100,000, the annual stipend for the chair of our Compensation Committee is $15,000, the annual stipend for the chair of our Audit Committee is $25,000 and the annual stipend for the chair of our ESG Committee is $15,000. We also pay $2,000 for each meeting of our Board and $1,000 for each meeting of a committee of our Board actually attended, whether in person or by telephone. Additional fees may be paid for service on special ad hoc committees from time to time. Under our policy, none of our non-employee directors is paid more than $3,000 in the aggregate for attendance at meetings held on the same date. Only one meeting of our Board and Committees shall occur on each calendar day for which payment shall be provided. Non-employee directors may also receive additional per diem fees for services as a director at the rate of $1,000 per day, with a limit of $5,000 per matter, for additional time spent on Board or Committee matters as directed from time to time by the Board, including interviewing candidates and participating in the Company’s diversity recruiting program initiatives. Non-employee directors also are reimbursed for all out-of-pocket expenses incurred in attending meetings of our Board or committees of our Board on which they serve.

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

Thereafter, we annually grant to each non-employee director RSUs equal to the value of shares of our Class A common stock that could be purchased for $50,000 on the date of his or her re-election in consideration for services provided. These RSUs will vest equally on each of the first two anniversaries of the grant date, provided that the non-employee director is a member of our Board at the opening of business on such dates.

2022 Director Compensation Payment

The table below summarizes the compensation paid to our non-employee directors for the year ended December 31, 2022:

(a) Name (1)	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($)(2)	(d) Option Awards ($)(3)	(e) Non-Equity Incentive Plan Compensation ($)	(f) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(g) All Other Compensation ($)	(h)(4) Total ($)
Linda A. Bell Director	171,000	50,000	—	—	—	—	221,000
David P. Richards Director	156,000	50,000	—	—	—	—	206,000
Arthur U. Mbanefo Director	221,750	50,000	—	—	—	—	271,750
Stephen T. Curwood Former Director	168,000	—	—	—	—	—	168,000
William J. Moran Former Director	159,250	—	—	—	—	—	159,250

(1)

Howard W. Lutnick, our Chairman of the Board of Directors and Chief Executive Officer, is not included in this table as he is an employee of our Company and thus received no compensation for his services as director. The compensation received by Mr. Lutnick as an employee of our Company is shown in the Summary Compensation Table. Table includes compensation paid with respect to 2022, including payments for 2022 that were made in January 2023. Messrs. Curwood and Moran departed the Board and Committees on December 30, 2022 following the 2022 Annual Meeting.

(2)

Reflects the grant date fair value of RSUs granted on December 30, 2022 to each of Messrs. Richards and Mbanefo and Dr. Bell. More information with respect to the calculation of these amounts is included in the notes to our consolidated financial statements included in the Original Form 10-K. In 2022, each of Messrs. Mbanefo and Richards and Dr. Bell was granted 13,263 RSUs. As of December 31, 2022, Mr. Richards and Dr. Bell each had 13,263 RSUs outstanding and Mr. Mbanefo had 19,673 RSUs outstanding.

(3)	No options were granted to non-employee directors in 2022. As of December 31, 2022, none of the non-employee directors had any options outstanding.
(4)	Mr. Laguerre joined the Board as of January 2023 and is not reflected in the above table.

Compensation Committee Interlocks and Insider Participation

During 2022, the Compensation Committee of our Board consisted of Dr. Bell and Messrs. Richards and Mbanefo. Former directors Moran and Curwood, both of whom departed the Board and Committee on December 30, 2022 following the 2022 Annual Meeting, also served on the Committee during 2022. All the members who served on our Compensation Committee during 2022 were independent directors. No member of the Committee had any relationship with the Company during 2022 pursuant to which disclosure would be required under applicable SEC rules. With the exception of Mr. Lutnick, our Chief Executive Officer and Chairman of the Board of Directors, during 2022, none of our executive officers served as a member of the board of directors or the compensation committee, or similar body, of a corporation where any of its executive officers served on our Compensation Committee or on our Board. Mr. Lutnick serves on the board of directors of Newmark, but does not serve on Newmark’s Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 19, 2023, with respect to the beneficial ownership of our Common Equity by: (i) each stockholder, or group of affiliated stockholders, that we know owns more than 5% of any class of our outstanding capital stock, (ii) each of our named executive officers, (iii) each of our directors and (iv) the executive officers and directors as a group. Unless otherwise indicated in the footnotes, the principal address of each of the stockholders, executive officers and directors identified below is located at 499 Park Avenue, New York, NY 10022. Shares of our Class B common stock are convertible into shares of our Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, a holder of Class B common stock is deemed to be the beneficial owner of an equal number of shares of our Class A common stock for purposes of this table.

As of April 19, 2023, Cantor is obligated to distribute an aggregate of 15,756,625 shares of our Class A common stock consisting of (i) 13,999,105 shares to certain partners of Cantor to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on April 1, 2008 (the “April 2008 distribution rights shares”), and (ii) 1,757,520 shares to certain partners of Cantor to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions (the “February 2012 distribution rights shares” and, together with the April 2008 distribution rights shares, the “distribution rights shares”), all of which can be distributed within 60 days of April 19, 2023. Certain Cantor partners elected to receive their distribution rights shares and others elected to defer receipt of such shares until a future date. As a result, certain of these distribution rights shares are included both in the number of shares beneficially owned directly by Cantor, and indirectly by CFGM and Mr. Lutnick as a result of their control of Cantor, and in the number of shares beneficially owned directly by CFGM, Mr. Lutnick and the other recipients of distribution rights shares, resulting in substantial duplications in the number of shares set forth in the table below. Once Cantor delivers these 15,756,625 distribution rights shares, these shares will no longer be reflected as beneficially owned directly by Cantor and indirectly by CFGM and Mr. Lutnick as a result of their control of Cantor. Instead, beneficial ownership of the shares will only be reported by CFGM and Mr. Lutnick to the extent of their direct holdings of the shares, and Mr. Lutnick’s indirect holdings as a result of his control of KBCR Management Partners, LLC (“KBCR”), LFA LLC (“LFA”), and a trust for the benefit of the descendants of Mr. Lutnick and his immediate family, of which Mr. Lutnick’s wife is one of two trustees and Mr. Lutnick has limited powers to remove and replace such trustees (the “Trust”), and by the other recipients of the distribution rights shares.

	Class B Common Stock				Class A Common Stock
Name:	Shares		%		Shares		%
5% Beneficial Owners(1):
Cantor Fitzgerald, L.P.(2)	68,736,148	(3)	98.9	(4)	103,347,670	(5)	23.3	(6)
CF Group Management, Inc.	69,497,800	(7)	100.0	(4)	106,320,194	(8)	23.9	(9)
The Vanguard Group(1)	—		—		32,775,445		9.7
BlackRock, Inc.(1)	—		—		23,297,796		6.9
Rubric Capital Management LP(1)	—		—		18,250,000		5.4
Executive Officers and Directors(1):
Executive Officers
Howard W. Lutnick	69,497,800	(10)	100.0	(4)	132,407,422	(11)	28.8	(12)
Stephen M. Merkel	—		—		138,674	(13)	*
Sean A. Windeatt	—		—		128,279	(14)	*
Jason Hauf	—		—		—		*
Directors
Linda A. Bell					16,811	(15)	*
David P. Richards	—		—		44,184	(16)	*
Arthur U. Mbanefo	—		—		11,742	(17)	*
Martin Laguerre	—		—		—		*
All executive officers and directors as a group (8 persons)	69,497,800		100.0		132,747,112		28.9	(18)

*	Less than 1%.

(1)

Based upon information supplied by directors, executive officers and 5% beneficial owners in filings under Sections 13(d), 13(g), and 16(a) of the Exchange Act. The address of The Vanguard Group, Inc. is 100 Vanguard Blvd., Malvern, Pennsylvania 19355. The address of BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055. The address of Rubric Capital Management LP is 155 East 44th St, Suite 1630, New York, NY 10017. David Rosen, is the Managing Member of Rubric Capital Management GP LLC, the general partner of Rubric Capital Management LP.

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

(3)

Consists of (i) 45,122,728 shares of our Class B common stock held directly and (ii) 23,613,420 shares of our Class B common stock acquirable upon exchange of 23,613,420 BGC Holdings exchangeable limited partnership interests. These exchangeable limited partnership interests held by Cantor are exchangeable with us at any time for shares of our Class B common stock (or, at Cantor’s option, or if there are no additional available shares of our Class B common stock, our Class A common stock) on a one-for-one basis (subject to customary anti-dilution adjustments).

(4)

Percentage based on (i) 45,884,380 shares of our Class B common stock outstanding as of April 19, 2023, and (ii) 23,613,420 shares of our Class B common stock acquirable upon exchange of 23,613,420 BGC Holdings exchangeable limited partnership interests held by Cantor.

(5)

Consists of (i) 45,122,728 shares of our Class A common stock acquirable upon conversion of 45,122,728 shares of our Class B common stock, and (ii) 58,224,942 shares of our Class A common stock acquirable upon exchange of 58,224,942 BGC Holdings exchangeable limited partnership interests. These amounts include an aggregate of 15,756,625 distribution rights shares consisting of (A) 13,999,105 April 2008 distribution rights shares and (B) 1,757,520 February 2012 distribution rights shares, which may generally be issued to certain Cantor partners upon request, or are scheduled to be distributed within 60 days of April 19, 2023.

(6)

Percentage based on (i) 339,041,458 shares of our Class A common stock outstanding as of April 19, 2023, (ii) 45,122,728 shares of our Class A common stock acquirable upon conversion of 45,122,728 shares of our Class B common stock, and (iii) 58,224,942 shares of our Class A common stock acquirable upon exchange of 58,224,942 BGC Holdings exchangeable limited partnership interests.

(7)

Consists of (i) 761,652 shares of our Class B common stock held by CFGM, (ii) 45,122,728 shares of our Class B common stock held by Cantor, and (iii) 23,613,420 shares of our Class B common stock acquirable upon exchange by Cantor of 23,613,420 BGC Holdings exchangeable limited partnership interests. CFGM is the managing general partner of Cantor.

(8)

Consists of (i) 761,652 shares of our Class A common stock acquirable upon conversion of 761,652 shares of our Class B common stock held by CFGM, (ii) 2,050,197 April 2008 distribution rights shares receivable by CFGM, receipt of which has been deferred, (iii) 160,675 February 2012 distribution rights shares receivable by CFGM, receipt of which has been deferred, (iv) 45,122,728 shares of our Class A common stock acquirable upon conversion of 45,122,728 shares of our Class B common stock held by Cantor, and (v) 58,224,942 shares of our Class A common stock acquirable upon exchange of 58,224,942 BGC Holdings exchangeable limited partnership interests held by Cantor. These amounts include an aggregate of 15,756,625 distribution rights shares consisting of (A) 13,999,105 April 2008 distribution rights shares and (B) 1,757,520 February 2012 distribution rights shares, which may generally be issued to certain Cantor partners upon request, or are scheduled to be distributed within 60 days of April 19, 2023.

(9)

Percentage based on (i) 339,041,458 shares of our Class A common stock outstanding as of April 19, 2023, (ii) 45,122,728 shares of our Class A common stock acquirable upon conversion of 45,122,728 shares of our Class B common stock held by Cantor, (iii) 761,652 shares of our Class A common stock acquirable upon conversion of 761,652 shares of our Class B common stock held by CFGM, (iv) 58,224,942 shares of our Class A common stock acquirable upon exchange of 58,224,942 BGC Holdings exchangeable limited partnership interests held by Cantor, (v) 2,050,197 April 2008 distribution rights shares receivable by CFGM, receipt of which has been deferred, and (vi) 160,675 February 2012 distribution rights shares receivable by CFGM, receipt of which has been deferred.

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

(11)	Mr. Lutnick’s holdings consist of:

(i)	5,033,338 shares of our Class A common stock held directly;

(ii)	610,280 shares of our Class A common stock held in Mr. Lutnick’s 401(k) account;

(iii)

6,179,498 shares of our Class A common stock held in various trust, retirement and custodial accounts consisting of (A) 2,514,349 shares held in Mr. Lutnick’s personal asset trust, of which he is the sole trustee, (B) 2,000,000 shares held in Mr. Lutnick’s GRAT IV account, of which he is the sole trustee, (C) 781,756 shares held by the Trust, (D) 288,418 shares held in a Keogh retirement account for Mr. Lutnick, (E) 539,306 shares held by trust accounts for the benefit of Mr. Lutnick and members of his immediate family, (F) 34,369 shares held in other retirement accounts, (G) 20,275 shares held in custodial accounts for the benefit of certain members of Mr. Lutnick’s family under the Uniform Gifts to Minors Act, and (H) 1,025 shares held in other retirement accounts for the benefit of Mr. Lutnick’s spouse;

(iv)	761,652 shares of our Class A common stock acquirable upon conversion of 761,652 shares of our Class B common stock held by CFGM;

(v)	45,122,728 shares of our Class A common stock acquirable upon conversion of 45,122,728 shares of our Class B common stock held by Cantor;

(vi)	58,224,942 shares of our Class A common stock acquirable upon exchange of 58,224,942 BGC Holdings exchangeable limited partnership interests held by Cantor;

(vii)	7,742,325 April 2008 distribution rights shares receivable by Mr. Lutnick, receipt of which has been deferred;

(viii)	1,231,396 February 2012 distribution rights shares receivable by Mr. Lutnick, receipt of which has been deferred;

(ix)	2,050,197 April 2008 distribution rights shares receivable by CFGM, receipt of which has been deferred;

(x)	160,675 February 2012 distribution rights shares receivable by CFGM, receipt of which has been deferred;

(xi)	1,610,182 April 2008 distribution rights shares receivable by the Trust, receipt of which has been deferred;

(xii)

2,048,000 April 2008 distribution rights shares receivable by KBCR, by virtue of Mr. Lutnick being the managing member of KBCR, which is a non-managing General Partner of Cantor, receipt of which has been deferred;

(xiii)	287,967 February 2012 distribution rights shares receivable by KBCR, receipt of which has been deferred

(xiv)	161,842 April 2008 distribution rights shares receivable by LFA, receipt of which has been deferred;

(xv)	16,193 February 2012 distribution rights shares receivable by LFA, receipt of which has been deferred;

(xvi)	600,938 shares of our Class A common stock owned of record by KBCR;

(xvii)	44,889 shares of our Class A common stock owned of record by LFA; and

(xviii)	520,380 shares of our Class A common stock acquirable upon exchange of 520,380 BGC Holdings exchangeable limited partnership units held by Mr. Lutnick.

These amounts include an aggregate of 15,756,625 distribution rights shares consisting of (A) 13,999,105 April 2008 distribution rights shares and (B) 1,757,520 February 2012 distribution rights shares, which may generally be issued to certain Cantor partners upon request.

(12)

Percentage based on (i) 339,041,458 shares of our Class A common stock outstanding as of April 19, 2023, (ii) 45,122,728 shares of our Class A common stock acquirable upon conversion of 45,122,728 shares of our Class B common stock held by Cantor, (iii) 761,652 shares of our Class A common stock acquirable upon conversion of 761,652 shares of our Class B common stock held by CFGM, (iv) 58,224,942 shares of our Class A common stock acquirable upon exchange of 58,224,942 BGC Holdings exchangeable limited partnership interests held by Cantor, (v) 7,742,325 April 2008 distribution rights shares receivable by Mr. Lutnick, receipt of which has been deferred; (vi) 1,231,396 February 2012 distribution rights shares receivable by Mr. Lutnick, receipt of which has been deferred; (vii) 2,050,197 April 2008 distribution rights shares receivable by CFGM, receipt of which has been deferred, (viii) 160,675 February 2012 distribution rights shares receivable by CFGM, receipt of which has been deferred, (ix) 1,610,182 April 2008 distribution rights shares receivable by the Trust, receipt of which has been deferred, (x) 2,048,000 April 2008 distribution rights shares receivable by KBCR, receipt of which has been deferred, (xi) 287,967 February 2012 distribution rights shares receivable by KBCR, receipt of which has been deferred, (xii) 161,842 April 2008 distribution rights shares receivable by LFA, receipt of which has been deferred, (xiii) 16,193 February 2012 distribution rights shares receivable by LFA, receipt of which has been deferred, and (xiv) 520,380 shares of our Class A common stock acquirable upon exchange of 520,380 BGC Holdings exchangeable limited partnership units held by Mr. Lutnick.

(13)

Mr. Merkel’s holdings consist of (i) 90,366 shares of our Class A common stock held directly; (ii) 42,050 shares of our Class A common stock held in Mr. Merkel’s 401(k) account and (iii) 6,258 shares of our Class A common stock held in trusts for the benefit of Mr. Merkel’s immediate family, of which Mr. Merkel’s spouse is the sole trustee.

(14)	Mr. Windeatt’s holdings consist of 128,279 shares of our Class A common stock acquirable upon exchange of 128,279 BGC Holdings exchangeable limited partnership interests held by Mr. Windeatt.
(15)	Ms. Bell’s holdings consist of 16,811 shares of our Class A common stock held directly.
(16)	Mr. Richards’ holdings consist of 44,184 shares of our Class A common stock held directly.
(17)	Mr. Mbanefo’s holdings consist of 11,742 shares of our Class A common stock held directly.
(18)

Percentage based on (i) 339,041,458 shares of our Class A common stock outstanding, (ii) 45,122,728 shares of our Class A common stock acquirable upon conversion of 45,122,728 shares of our Class B common stock held by Cantor, (iii) 761,652 shares of our Class A common stock acquirable upon conversion of 761,652 shares of our Class B common stock held by CFGM, (iv) 58,224,942 shares of our Class A common stock acquirable upon exchange of 58,224,942 BGC Holdings exchangeable limited partnership interests held by Cantor, (v) 15,756,625 distribution rights shares, receipt of which has been deferred, (vi) 520,380 shares of our Class A common stock acquirable upon exchange of 520,380 BGC Holdings exchangeable limited partnership units held by Mr. Lutnick, and (vii) 128,279 shares of our Class A common stock acquirable upon exchange of 128,279 BGC Holdings exchangeable limited partnership interests held by Mr. Windeatt.

Equity Compensation Plan Information as of December 31, 2022

	Number of securities to be issued upon exercise of outstanding restricted stock units, options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Plan (approved by security holders)	13,828,831	$4.06	128,009,534
Equity compensation plans not approved bysecurity holders	—	—	—
Total	13,828,831	$4.06	128,009,534

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval and Ratification of Transactions with Related Persons

The general policy of our Company and our Audit Committee is that all material transactions with a related party, including transactions with Cantor or Newmark, the relationship between us and Cantor or Newmark and agreements with related parties, as well as all material transactions in which there is an actual, or in some cases, perceived, conflict of interest, including repurchases of Class A common stock or purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor or our executive officers (see “—Stock and Unit Repurchase and Redemption Program”), are subject to prior review and approval by our Audit Committee, which will determine whether such transactions or proposals are fair and reasonable to our stockholders. In general, potential related party transactions are identified by our management and discussed with the Audit Committee at Audit Committee meetings. Detailed proposals, including, where applicable, financial and legal analyses, alternatives and management recommendations, are provided to the Audit Committee with respect to each issue under consideration and decisions are made by the Audit Committee with respect to the foregoing related-party transactions after opportunity for discussion and review of materials. When applicable, the Audit Committee requests further information and, from time to time, requests guidance or confirmation from internal or external counsel or auditors. Our policies and procedures regarding related party transactions are set forth in our Audit Committee Charter and Code of Ethics, both of which are publicly available on our website at https://www.bgcpartners.com/esg/governance/ under the headings “Independent Audit Committee” and “Code of Business Conduct and Ethics and Professional Integrity,” respectively. Related party transactions with Newmark are also reviewed by the Newmark board and its audit committee under their own policies.

Corporate Conversion

On November 15, 2022 we and BGC Holdings, along with certain other entities set forth below, entered into the Corporate Conversion Agreement, as amended on March 29, 2023, in order to reorganize and simplify our organizational structure. Upon completion of the Corporate Conversion Transactions, the stockholders of BGC Partners and the limited partners of BGC Holdings will participate in the economics of the BGC businesses through the same publicly traded corporate entity, BGC Group, Inc. By simplifying the organizational structure, the Corporate Conversion Transactions are intended to improve transparency and reduce operational complexity.

The Corporate Conversion Agreement and the Corporate Conversion Transactions are subject to the approval of our stockholders, and we will solicit the consents of our stockholders for such approval. Following the execution of the Corporate Conversion Agreement, Cantor entered into a Support Agreement with us (the “Support Agreement”), pursuant to which, among other things, and subject to the terms and conditions of the Support Agreement, Cantor agreed to deliver to us a written consent approving and adopting the Corporate Conversion Agreement and the Corporate Conversion Transactions within two business days following the date on which the Corporate Conversion S-4 is declared effective by the SEC, with such consent to be effective on the 20th business day following the date on which we commence mailing of the related consent solicitation statement to our stockholders. The Support Agreement terminates upon certain events, including the termination of the Corporate Conversion Agreement in accordance with its terms.

We and our directors and executive officers may be deemed to be participants in the solicitation of consents from our stockholders in connection with the Corporate Conversion Transactions. Information regarding such participants can be found in this Amendment, and additional information regarding such participants and their interests in the solicitation regarding the Corporate Conversion Transactions will be set forth in our definitive consent solicitation statement and related materials to be filed with the SEC in connection with our solicitation of consents from our stockholders for the approval of the Corporate Conversion Transactions.

Under the existing structure, we and BGC Holdings—which is currently a consolidated subsidiary of ours for accounting purposes – currently hold, directly or indirectly and on a combined basis, 100% of the limited partnership interests in BGC U.S. OpCo and BGC Global OpCo (together with U.S. BGC OpCo, the “OpCos”), which are the two operating partnerships of BGC. The limited partners of BGC Holdings, in their capacities as such, currently participate in the economics of the OpCos through BGC Holdings, and the stockholders of BGC Partners, in their capacities as such, currently participate in the economics of the OpCos through BGC Partners. This structure is sometimes referred to as an Up-C.

When the Corporate Conversion Transactions are completed, the limited partners of BGC Holdings will cease participating in the economics of the OpCos indirectly through BGC Holdings and instead will participate in the economics of the OpCos indirectly through BGC Group, Inc. Our stockholders will also participate in the economics of the OpCos indirectly through BGC Group, Inc. BGC Group, Inc. will have Class A common stock and Class B common stock with terms that are substantially similar to our existing Class A common stock and Class B common stock, respectively, and the Class A common stock of BGC Group, Inc. is expected to be listed on the Nasdaq Global Select Market under the symbol “BGC.” The Corporate Conversion Transactions would therefore have the effect of transforming the BGC entities from an Up-C to a simplified “Full C-Corporation” structure.

The Corporate Conversion Transactions are being effected pursuant to the terms of the Corporate Conversion Agreement by and among us, BGC Holdings, BGC Group, Inc., BGC GP, LLC, a Delaware limited liability company and general partner of BGC Holdings (“BGC Holdings GP”), BGC Partners II, Inc., a Delaware corporation and wholly owned subsidiary of BGC Group, Inc. (“Merger Sub 1”), BGC

Partners II, LLC, a Delaware limited liability company and wholly owned subsidiary of BGC Group, Inc. (“Merger Sub 2”), BGC Holdings Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of BGC Holdings (“Holdings Merger Sub”), and, solely for the purposes of certain provisions therein, Cantor. The Corporate Conversion Agreement has been approved by our Board of Directors, at the recommendation of the Joint Committee. The Joint Committee has been advised by independent financial and legal advisors selected by the Joint Committee. Houlihan Lokey, Inc., as financial advisor, has provided a fairness opinion to the Joint Committee.

The Corporate Conversion Agreement provides that, on the terms and subject to the conditions set forth in the Corporate Conversion Agreement:

•

BGC Holdings will effectively reorganize from a Delaware limited partnership into a Delaware limited liability company through the merger of BGC Holdings with and into Holdings Merger Sub (the “Holdings Reorganization Merger”), with Holdings Merger Sub surviving the Holdings Reorganization Merger. In the Holdings Reorganization Merger, each unit of BGC Holdings outstanding as of immediately prior to the Holdings Reorganization Merger will be converted into a substantially equivalent equity interest in Holdings Merger Sub.

•

Thereafter, Merger Sub 1 will merge with and into us (the “Corporate Merger”), and we will survive the Corporate Merger as a wholly owned subsidiary of BGC Group, Inc. In the Corporate Merger, each share of our Class A common stock and each share of our Class B common stock outstanding at the effective time of the Corporate Merger will be converted into one share of BGC Group, Inc. Class A common stock and one share of BGC Group, Inc. Class B common stock, respectively.

•

Concurrently with the Corporate Merger, Merger Sub 2 will merge with and into Holdings Merger Sub (the “Holdings Merger,” and together with the Holdings Reorganization Merger and the Corporate Merger, the “Mergers”), with Holdings Merger Sub surviving as a wholly owned subsidiary of BGC Group, Inc. in the Holdings Merger:

•

each exchangeable share of Holdings Merger Sub (which was issued in respect of each exchangeable limited partnership unit of BGC Holdings in the Holdings Reorganization Merger) that is held by Cantor (including its general partner) or its subsidiaries and is outstanding at the effective time of the Holdings Merger will be converted into one share of BGC Group, Inc. Class B common stock, subject to the terms and conditions of the Corporate Conversion Agreement, provided that a portion of the shares of BGC Group, Inc. Class B common stock issued to Cantor will exchange into BGC Group, Inc. Class A common stock in the event that BGC Group, Inc. does not issue at least $75,000,000 in BGC Group, Inc. common stock in connection with certain acquisition transactions prior to the seventh anniversary of the closing of the Holdings Merger;

•

each exchangeable share of Holdings Merger Sub (which was issued in respect of each exchangeable limited partnership unit of BGC Holdings in the Holdings Reorganization Merger) that is not held by Cantor (including its general partner) or any of its subsidiaries and is outstanding at the effective time of the Holdings Merger will be converted into one share of BGC Group, Inc. Class A common stock; and

•

each non-exchangeable share of Holdings Merger Sub (which was issued in respect of each non-exchangeable limited partnership unit of BGC Holdings in the Holdings Reorganization Merger) that is outstanding at the effective time of the Holdings Merger will, subject to certain limited exceptions, be converted into equity awards denominated in cash, restricted stock and/or RSUs of BGC Group, Inc., each as further set forth in the Corporate Conversion Agreement.

The equity-based compensation structure following the Corporate Conversion will no longer have certain other benefits of BGC Holding’s partnership structure, including certain duties owed by, and post-employment restrictive covenants applicable to, the limited partners in BGC Holdings.

The obligation of the parties to complete the Corporate Conversion Transactions is subject to customary closing conditions, which are expected to be met. The Corporate Conversion Agreement contains certain termination rights, including, among others, the right of the parties to terminate the Corporate Conversion Agreement if the Corporate Conversion Transactions have not been consummated on or prior to May 15, 2023 (the “Corporate Conversion Termination Date”), and the right of Cantor or us to terminate the Corporate Conversion Agreement if certain tax legislation is proposed or enacted that, if implemented, could materially increase the taxes directly borne by the partners of Cantor or BGC Holdings or our stockholders if the Corporate Conversion Transactions were completed as compared to if the Corporate Conversion Transactions were not completed. On March 29, 2023, we entered into an amendment to the Corporate Conversion Agreement that changed the Corporate Conversion Termination Date to September 30, 2023 (provided that the Corporate Conversion Termination Date will automatically be extended to December 31, 2023 if, on September 30, 2023, any of the conditions relating to (i) the adoption of the Corporate Conversion Agreement by the requisite approval of our stockholders, (ii) the absence of any governmental injunction or order prohibiting the consummation of any merger or any of the contemplated Corporate Conversion Transactions, (iii) the BGC Group, Inc. Class A common stock issuable in connection with the Corporate Conversion Transactions having been approved for listing on the NASDAQ Global Select Market, subject to official notice of issuance or (iv) the effectiveness of the Corporate Conversion S-4 have not been satisfied).

As of April 18, 2023, Cantor (including its general partner) beneficially owned 45.9 million shares of BGC Partners Class B common stock, representing approximately 57.5% of the total voting power of BGC Partners common stock. In addition, as of April 18, 2023, Cantor (including its general partner) beneficially owned 58.2 million units of exchangeable limited partnership interests in BGC Holdings. If Cantor

(including its general partner) were to exchange all of such units into BGC Partners common stock absent the Corporate Conversion, it would receive 23.6 million shares of BGC Class B common stock and 34.6 million shares of BGC Class A common stock. These shares, when taken together with Cantor’s existing BGC Partners Class B common stock, would represent approximately 68.3% of the total voting power of BGC Partners common stock as of April 18, 2023 following such exchange. As a result of the Corporate Conversion, each share of BGC Partners Class B common stock held by Cantor (including its general partner) will be converted into one share of BGC Group, Inc. Class B common stock, and each unit of exchangeable limited partnership interests in BGC Holdings held by Cantor (including its general partner) will also be converted into one share of BGC Group, Inc. Class B common stock. In addition, in connection with the Corporate Conversion Transactions, it is expected that Cantor will exercise certain purchase rights set forth in the BGC Holdings limited partnership agreement and as contemplated in the Corporate Conversion Agreement, resulting in the acquisition by Cantor of an additional approximately 5.7 million exchangeable limited partnership units that will be converted in the Corporate Conversion Transactions as set forth in the Corporate Conversion Agreement, as further discussed below in the section titled “—Second Amended and Restated BGC Holdings Limited Partnership Agreement—Impact of Corporate Conversion on Certain Cantor Purchase Rights.” Therefore, following the Corporate Conversion, Cantor (including its general partner) is expected to beneficially own approximately 110 million shares of BGC Group, Inc. Class B common stock, which as of April 18, 2023 is expected to represent approximately 74.0% of the total voting power of BGC Group, Inc. common stock. Cantor’s voting power over BGC Group, Inc. as of immediately following the Corporate Conversion will therefore be approximately 5.7 percentage points higher than its voting power over BGC Partners would be if Cantor had exchanged its exchangeable limited partnership interests in BGC Holdings for BGC Partners common stock absent the Corporate Conversion. This increase in percentage voting power could result in Cantor exercising control over BGC Group, Inc. for a longer period of time than it would over BGC Partners absent the corporate conversion.

Under the terms of the Corporate Conversion Agreement, a portion of the BGC Group, Inc. Class B common stock that will be received by Cantor in the Corporate Conversion is subject to potential conversion into BGC Group, Inc. Class A common stock if BGC Group, Inc. does not issue shares of BGC Group, Inc. common stock with an aggregate value of at least $75,000,000 (with the value of each issuance calculated based on the closing market price of BGC Group, Inc. common stock on the date of issuance) after the closing of the Corporate Conversion and on or prior to the seventh anniversary of the closing of the Corporate Conversion, in connection with mergers, acquisitions and business combinations undertaken by BGC Group, Inc. or any of its subsidiaries. If BGC Group, Inc. does not issue at least such amount of shares in such circumstances during such seven-year period, then approximately 40.4 million shares of BGC Group, Inc. Class B common stock held by Cantor will be converted into an equivalent number of BGC Group, Inc. Class A common stock at the end of such seven-year period (provided that such number will be decreased to the extent that Cantor has sold or transferred any BGC Group, Inc. Class B common stock to a third party and converted such shares into BGC Group, Inc. Class A common stock during such seven-year period).

In addition, in connection with the Corporate Conversion Transactions, it is expected that BGC will redeem certain non-exchangeable HDUs held by Mr. Lutnick for their respective capital accounts, in the aggregate amount of approximately $9,148,000, approximately $2.1 million of which is payable by BGC with the remainder payable by Newmark.

In the first quarter of 2023, we received preliminary approvals from various U.S. and international regulatory authorities relating to the Corporate Conversion Transactions. We continue to seek regulatory approvals where required. On April 6, 2023, BGC Group, Inc. filed the Corporate Conversion S-4 in connection with the Corporate Conversion. Following receipt of regulatory approvals, and subject to other customary closing conditions, including approval of our shareholders, which are expected to be satisfied, we currently expect to close the Corporate Conversion effective immediately after the closing of the Company’s second quarter on June 30, 2023.

Following the closing of the Corporate Conversion, it is expected that certain related party matters below will be carried forward and that BGC Group, Inc. will assume certain of our previously approved agreements or other arrangements with related parties, with such modifications thereto as are necessary to reflect the Corporate Conversion. Additional information with respect to these legacy agreements will be set forth in future filings.

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

Continuing Interests in Cantor

The founding partners and other limited partners of Cantor, including Messrs. Lutnick, Merkel and Windeatt, received distribution rights in connection with the separation of the BGC businesses from Cantor prior to the merger (the “BGC separation”). The distribution rights of founding partners, including Mr. Windeatt, entitled the holder to receive a fixed number of shares of BGC Partners Class A common stock, with one-third of such shares distributable on each of the first, second and third anniversaries of the merger. The distribution rights of the retained partners in Cantor who did not become founding partners, including Messrs. Lutnick and Merkel, generally entitled the holder to receive a distribution of a fixed number of shares of BGC Partners common stock over a two or three year period following the merger, depending on the holding period of units in respect of which the distribution rights were received.

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

As of March 31, 2023, the aggregate number of remaining April 2008 distribution rights shares and February 2012 distribution rights shares that Cantor is obligated to distribute to retained and founding partners is 13,999,105 shares and 1,757,520 shares, respectively, of our Class A common stock.

Commissions; Market Data; Clearing

Pursuant to the BGC separation agreement, Cantor has a right, subject to certain conditions, to be our customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. This right will terminate upon the earlier of a change of control of Cantor and the last day of the calendar quarter during which Cantor represents one of our 15 largest customers in terms of transaction volume. In addition, Cantor has an unlimited right to internally use our market data without any cost but Cantor does not have the right to furnish such data to any third party. Any future related-party transactions or arrangements between us and Cantor are subject to the prior approval by our Audit Committee. During the year ended December 31, 2022, we recorded revenues from Cantor entities of $0.3 million related to commissions paid to us by Cantor.

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

Reinvestments in the OpCos; Co-Investment Rights; Distributions to Holders of Our Common Stock

We are a holding company, and our businesses are operated through two operating partnerships, BGC U.S. OpCo, which holds our U.S. businesses, and BGC Global OpCo, which holds our non-U.S. businesses. In order to maintain our economic interest in the OpCos, any net proceeds received by us from any subsequent issuances of our common stock other than upon exchange of BGC Holdings exchangeable limited partnership interests will be indirectly contributed to BGC U.S. OpCo and BGC Global OpCo in exchange for BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests consisting of a number of BGC U.S. OpCo units and BGC Global OpCo units that will equal the number of shares of our common stock issued.

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

In the U.S., Cantor and its affiliates provide us with administrative services and other support for which Cantor charges us based on the cost of providing such services. In connection with the services Cantor provides, we and Cantor entered into an administrative services agreement whereby certain employees of Cantor are deemed leased employees of ours. For the year ended December 31, 2022, we were charged $84.9 million, for the services provided by Cantor and its affiliates, of which $59.2 million were to cover compensation to leased employees. The fees charged by Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in our consolidated statements of operations. The fees charged by Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in our consolidated statements of operations.

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

Tower Bridge charges each recipient of services for actual costs incurred for services provided plus a mark-up (if any), as the parties may agree from time to time. Each recipient of services remains responsible for its own regulatory and other compliance functions. These revenues are included as part of “Fees from related parties” in our consolidated statements of operations. For the year ended December 31, 2022, we recognized related party revenues of $14.7 million for the services provided to Cantor and its affiliates.

Tower Bridge Lease Guarantee

On September 21, 2018, we entered into agreements to provide a guarantee and related obligation to Tower Bridge in connection with an office lease for the Company’s headquarters in London. We are obligated to guarantee the obligations of Tower Bridge in the event of certain defaults under the applicable lease and ancillary arrangements. In July 2018, the Audit Committee also authorized our management to enter into similar guarantees or provide other forms of credit support to Tower Bridge or other affiliates of ours from time to time in the future in similar circumstances and on similar terms and conditions.

Aqua

In January 2007, we announced the formation of Aqua Securities L.P. (“Aqua”), an alternative electronic trading platform which offers new pools of block liquidity to the global equities markets. On May 30, 2007, the Financial Industry Regulatory Authority (“FINRA”) approved the partial ownership change and name agreement whereby we are entitled to a 49% interest in Aqua, and Cantor is entitled to a 51% interest in Aqua, which may be subject to dilution by other investors from time to time. Cantor and the Company have collectively contributed financial, professional and technology assets to the venture, which included all of the Company’s former equities order routing business. On October 2, 2007, Aqua obtained permission from FINRA to operate an Alternative Trading System (the “Aqua ATS”) and to provide Direct Market Access for institutional block equity buy-side and sell-side firms. In June 2008, we were authorized to enter into loans, investments or other credit support arrangements for Aqua of up to $5.0 million in the aggregate, which arrangements would be proportionally and on the same terms as similar arrangements between Aqua and Cantor (which amount authorized was increased by an aggregate of $11.2 million between November 2010 and October 2015, an additional $1.0 million on August 8, 2019, an additional $2.0 million on February 5, 2020, and an additional $1.0 million on February 25, 2021). On February 15, 2022, the Audit Committee increased the authorized amount by an additional $1.0 million as approved in prior periods. We were further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. During the year ended December 31, 2022, we made $0.6 million in contributions to Aqua.

On August 21, 2008, we entered into a two-year Subordinated Loan Agreement, whereby the Company agreed to lend Aqua the principal sum of $980,000, at the applicable rate of six month London Interbank Offering Rate (“LIBOR”) plus 200 basis points. The cash proceeds covered by this Agreement were used and dealt with by Aqua as part of its capital and were subject to the risks of the business. The Subordinated Loan Agreement was amended and as a result of such amendments, the scheduled maturity date on the subordinated loan is September 1, 2023, and the current rate of interest on the loan is three month LIBOR plus 600 basis points. Aqua is also authorized to receive clearing and administrative services from Cantor and technology infrastructure services from us. Aqua is authorized to pay sales commissions to brokers of Cantor or other brokers who introduce clients who become Aqua participants.

On September 16, 2022, we ceased all operations and trading on the Aqua ATS following the settling of all trades at the close of business that day.

Former Guarantee Agreement from Cantor Fitzgerald & Co

Under rules adopted by the U.S. Commodity Futures Trading Commission (the “CFTC”), all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the National Futures Association and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. From time to time, the Company’s foreign-based brokers engage in interest rate swap transactions with U.S.-based counterparties, and, therefore, the Company is subject to the CFTC requirements. Mint Brokers, our wholly owned subsidiary acquired on August 19, 2010, has registered as an FCM with both the CFTC and the NFA (“Mint Brokers”) and has entered into guarantees on behalf of the Company, and the Company is required to indemnify Mint Brokers for the amounts, if any, paid by Mint Brokers on behalf of the Company pursuant to this arrangement. Effective April 1, 2020, these guarantees were transferred to Mint Brokers from Cantor Fitzgerald & Co. (“CF&Co”). During the year ended December 31, 2022, we recorded fees of $0.1 million with respect to these guarantees.

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

BGC Separation Registration Rights Agreement

In connection with the BGC separation in 2008, BGC Partners, LLC entered into the BGC separation registration rights agreement with Cantor which provides that the holders of our common stock, issued or to be issued upon exchange of the BGC Holdings exchangeable limited partnership interests held by Cantor and for any shares of our common stock issued or issuable in respect of or in exchange for any shares of our common stock, are granted registration rights. We refer to these shares as “registrable securities,” and we refer to the holders of these registrable securities as “holders.”

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

Notes Payable and Market-Making Transactions

4.375% Senior Notes due 2025

On July 10, 2020, we issued an aggregate of $300.0 million principal amount of 4.375% Senior Notes due 2025 (the “4.375% Senior Notes”). The 4.375% Senior Notes are general unsecured obligations of the Company. The 4.375% Senior Notes bear interest at a rate of 4.375% per year, payable in cash on June 15 and December 15, commencing December 15, 2020. The 4.375% Senior Notes will mature on December 15, 2025. We may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 4.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture related to the 4.375% Senior Notes) occurs, holders may require us to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. Cantor purchased $14.5 million of such senior notes and held such notes as of December 31, 2022. The initial carrying value of the 4.375% Senior Notes was $296.8 million, net of discount and debt issuance costs of $3.2 million, of which $0.2 million were underwriting fees payable to CF&Co and $36 thousand were underwriting fees payable to CastleOak Securities, L.P. The carrying value of the 4.375% Senior Notes as of December 31, 2022 was $298.2 million.

Market-Making Transactions

On October 20, 2020, we filed a registration statement on Form S-3 pursuant to which CF&Co could make offers and sales of our 5.125% Senior Notes (which have since been redeemed), 5.375% Senior Notes due 2023, 3.750% Senior Notes and 4.375% Senior Notes in connection with ongoing market-making transactions which may occur from time to time. The securities on the market-making registration statement on Form S-3 were deregistered in February 2023.

Freedom International Brokerage

We and Cantor formed Freedom International Brokerage Company (“Freedom”) to acquire a 66.7% economic interest in Freedom International Brokerage, a Canadian government securities broker-dealer and Nova Scotia unlimited liability company, in April 2001. As of the closing of the merger, we became entitled to 100% of Freedom’s capital interest in Freedom International Brokerage and we assumed 100% of Freedom’s cumulative profits. As of December 31, 2022, the investment in Freedom International Brokerage was $9.7 million. We also entered into the Freedom services agreements with Freedom International Brokerage. As of December 31, 2022, the Company had receivables from Freedom of $1.4 million.

CEO Program

On March 8, 2021, we filed a shelf registration statement on Form S-3 with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock from time to time on a delayed or continuous basis (the “March 2021 Form S-3”). On July 8, 2022, we filed an amendment to the March 2021 Form S-3. On August 3, 2022, the March 2021 Form S-3 was declared effective by the SEC. On August 12, 2022, we entered into a Controlled Equity OfferingSM sales agreement with CF&Co (the “August 2022 Sales Agreement”), pursuant to which we could offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock sold under the March 2021 Form S-3. Under the August 2022 Sales Agreement, we agreed to pay to CF&Co a commission of 2% of the gross proceeds from the sale of shares. As of December 31, 2022, we had not sold any shares of BGC Class A common stock or paid any commission to CF&Co under the August 2022 Sales Agreement.

Resale Registration Statements

We have filed various resale registration statements with respect to shares of Class A common stock that may be sold from time to time on a delayed or continuous basis by (i) Cantor at the direction of and for the account of certain current and former Cantor partners, and/or by such partners, as distributees of shares of Class A common stock from Cantor, (ii) charitable organizations that receive donations of shares from Cantor, and/or (iii) the Cantor Fitzgerald Relief Fund (the “Relief Fund”) with respect to the shares donated by the Company to it in connection with the Company’s Charity Day. We pay all of the expenses of registration other than any underwriting discounts and commissions and stock transfer taxes.

Certain Financial Advisory Fees and Commissions Paid by the Company to CF&Co

On August 2, 2010, we were authorized to engage CF&Co and its affiliates to act as financial advisor in connection with one or more third-party business combination transactions with or involving one or more targets as requested by the Company on behalf of its affiliates from time to time on specified terms, conditions and fees. For the year ended December 31, 2022, we paid no fees to CF&Co in connection with business combination transactions. For the year ended December 31, 2022, we paid no fees to CF&Co in connection with disposition transactions. On October 3, 2014, management was granted approval by the Board and Audit Committee to enter into stock loan transactions with CF&Co utilizing equities securities. Such stock loan transactions will bear market terms and rates. As of December 31, 2022, we did not have any stock loan transactions with Cantor.

Securities loaned in stock loan transactions are included in “Securities loaned” in our consolidated statements of financial condition.

Charity Day

During the year ended December 31, 2015, we committed to make charitable contributions to the Cantor Relief Fund in the amount of $40.0 million. As of December 31, 2022, we did not have any remaining liability associated with this commitment.

Further, as of December 31, 2022, the Company had an additional liability to the Cantor Relief Fund and The Cantor Foundation (UK) for $9.2 million, which included $6.4 million of additional expense taken in September 2022, above the original $40.0 million commitment.

Development Services

On February 9, 2016, the Audit Committee of the Board authorized us to enter into an arrangement with Cantor in which the Company would provide dedicated development services to Cantor at a cost to the Company not to exceed $1.4 million per year for the purpose of Cantor developing the capacity to provide quotations in certain ETF component securities, as well as other securities from time to time. The services are terminable by either party at any time and will be provided on the terms and conditions set forth in the existing Administrative Services Agreement. The Company did not provide any development services to Cantor in the year ended December 31, 2022 under this arrangement.

Clearing Agreement with Cantor

We receive certain clearing services (“Clearing Services”) from Cantor pursuant to its clearing agreement. These Clearing Services are provided in exchange for payment by the Company of third-party clearing costs and allocated costs. The costs associated with these payments are included as part of “Fees to related parties” in the Company’s consolidated statements of operations.

Joint Services Agreement with Cantor

In February 2019, our Audit Committee authorized us to enter into a short-term services agreement with Cantor pursuant to which Cantor would be responsible for clearing, settling and processing certain transactions executed on behalf of customers in exchange for a 33% revenue share based on net transaction revenue and the payment by BGC of the fully allocated cost of certain salespersons related thereto. In May 2020, our Audit Committee authorized us to extend the initial term of the short-term services agreement for an additional nine months.

Other Transactions with Cantor

Treasury Fails

We are authorized to enter into short-term arrangements with Cantor to cover any failed U.S. Treasury securities transactions and to share equally any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of December 31, 2022, Cantor had not facilitated any repurchase agreements between the Company and Cantor for the purpose of financing fails.

FX Exposure

To more effectively manage our exposure to changes in foreign exchange rates, we and Cantor have agreed to jointly manage the exposure. As a result, we are authorized to divide the quarterly allocation of any profit or loss relating to foreign exchange currency hedging between us and Cantor. The amount allocated to each party is based on the total net exposure for us and Cantor. The ratio of gross exposures of Cantor and us is utilized to determine the shares of profit or loss allocated to each for the period. During the year ended December 31, 2022 we recognized our share of foreign exchange losses of $0.1 million.

Mutual Brokerage Services

In March 2009, we and Cantor were authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers. We and Cantor enter into these agreements from time to time.

Asset Backed Commercial Paper

In August 2013, the Audit Committee authorized us to invest up to $350 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time by the Company as a liquidity management vehicle. The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of December 31, 2022, we did not have any investments in the program.

Reverse Repo Agreements

As part of our cash management process, we may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of December 31, 2022, we had no reverse repurchase agreements outstanding.

Exchange Agreement

On June 5, 2015, we entered into an agreement with Cantor providing Cantor, CFGM and other Cantor affiliates entitled to hold Class B common stock the right to exchange from time to time, on a one-to-one basis, subject to adjustment, up to an aggregate of 34,649,693 shares of Class A common stock then owned or subsequently acquired by such Cantor entities for up to an aggregate of 34,649,693 shares of Class B common stock. Such shares of Class B common stock, which currently can be acquired upon the exchange of exchangeable limited partnership units owned in BGC Holdings, are already included in the Company’s fully diluted share count and will not increase Cantor’s current maximum potential voting power in the common equity. These shares of Class B common stock represented the then-remaining 34,649,693 authorized but unissued shares of Class B common stock available under the Company’s then-Amended and Restated Certificate of Incorporation. The exchange agreement enables the Cantor entities to acquire the same number of shares of Class B common stock that they were already entitled to acquire without having to exchange exchangeable limited partnership units in BGC Holdings. Our Audit Committee and full Board determined that it was in the best interests of the Company and its stockholders to approve the exchange agreement because it will help ensure that Cantor retains its exchangeable limited partnership units in BGC Holdings, which is the same partnership in which the Company’s partner employees participate, thus continuing to align the interests of Cantor with those of the partner employees.

As of December 31, 2022, Cantor and CFGM did not own any shares of our Class A common stock and had the right to exchange any shares of our Class A common stock subsequently acquired by either of them for shares of our Class B common stock, up to 23,613,420 shares of our Class B common stock.

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

Related Party Receivables and Payables

We have receivables and payables to and from certain affiliated entities. As of December 31, 2022, the related party receivables and payables were $1.4 million and $10.6 million, respectively.

LFI Holdings Investment

On October 25, 2016, our Board and Audit Committee authorized the purchase of 9,000 Class B Units of LFI Holdings, LLC (“LFI”), a wholly owned subsidiary of Cantor, representing all of the issued and outstanding Class B Units of LFI not already owned by us. On November 4, 2016, we completed this transaction. As a result of this transaction, we own 100% of the ownership interests in LFI. In the purchase agreement, Cantor agreed, subject to certain exceptions, not to solicit certain senior executives of LFI’s business and was granted the right to be a customer of LFI’s businesses on the best terms made available to any other customer. The aggregate purchase price paid by us to Cantor consisted of approximately $24.2 million in cash plus a $4.8 million post-closing adjustment. During the year ended December 31, 2022, LFI recognized $23.2 thousand in related party revenues from Cantor.

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

The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2024, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of December 31, 2022, there were no borrowings by us or Cantor outstanding under this agreement. We did not record any interest income or interest expense related to the agreement for the year ended December 31, 2022.

Transactions With and Related to Newmark

Newmark IPO, Separation Transaction and Spin-Off

In December 2017, Newmark completed its IPO of an aggregate 23 million shares of its Class A common stock. Newmark received approximately $304.3 million in aggregate net proceeds from the IPO, all of which Newmark used to partially repay indebtedness under a certain term loan that Newmark assumed from BGC Partners prior to the closing of Newmark’s IPO.

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

On November 30, 2018, BGC also caused its subsidiary, BGC Holdings to distribute pro-rata (the “BGC Holdings distribution”) all of the 1,458,931 exchangeable limited partnership units of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the BGC Holdings distribution to its limited partners entitled to receive distributions on their BGC Holdings units who were holders of record of such units as of the Spin-Off record date (including Cantor and executive officers of BGC).

Following the Spin-Off and the BGC Holdings distribution, BGC ceased to be a controlling stockholder of Newmark, and BGC and its subsidiaries no longer held any shares of Newmark common stock or other equity interests in Newmark or its subsidiaries. Cantor continues to control Newmark and its subsidiaries following the Spin-Off and the BGC Holdings distribution.

Separation and Distribution Agreement

On December 13, 2017, prior to the closing of Newmark’s IPO, BGC Partners, BGC Holdings, BGC U.S. OpCo, Newmark, Newmark Holdings, Newmark OpCo, and, solely for the provisions listed therein, Cantor and BGC Global OpCo entered into a Separation and Distribution Agreement. The Separation and Distribution Agreement sets forth the agreements among BGC Partners, Cantor, Newmark and their respective subsidiaries regarding, among other things:

•

the principal corporate transactions pursuant to which the BGC group transferred to the Newmark group the assets and liabilities of the BGC group relating to BGC’s Real Estate Services business, effecting the Separation;

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

Employee Matters

In connection with the Spin-Off, our Compensation Committee had the exclusive authority to determine the treatment of restricted stock awards and restricted stock unit awards outstanding under the Equity Plan. BGC Partners restricted stock awards participated in the Spin-Off as if such holder held unrestricted shares of BGC Partners common stock, and following the Spin-Off, any shares of Newmark common stock issued in respect of restricted BGC Partners common stock remain subject to any vesting, lapse or forfeiture restrictions applicable to the restricted BGC Partners shares prior to the Spin-Off. Restricted stock unit (“RSU”) awards outstanding under the Equity Plan were adjusted so that each holder of a BGC Partners restricted stock unit award shall continue to hold a BGC restricted stock unit award covering BGC Partners Class A common shares, but also receive a Newmark restricted stock unit award covering Newmark Class A common shares on an “as distributed basis” in order to reflect the impact of the Spin-Off on the pre Spin-Off BGC Partners restricted stock unit awards. Such restricted stock units shall generally have the same terms, including vesting terms, as the pre-Spin-Off BGC Partners restricted stock unit awards, subject to any adjustments made by the Compensation Committee of the BGC Partners board of directors.

For a discussion of the exchangeability of limited partnership units of BGC Holdings and Newmark Holdings, see “—Second Amended and Restated BGC Holdings Limited Partnership Agreement—Exchanges” below.

Second Amended and Restated BGC Holdings Limited Partnership Agreement

On December 13, 2017, the Amended and Restated BGC Holdings Partnership Agreement was amended and restated to include prior standalone amendments and to make certain other changes related to the Separation. The Second Amended and Restated BGC Holdings Partnership Agreement, among other things, reflects changes resulting from the division in the Separation of BGC Holdings into BGC Holdings and Newmark Holdings among other things, including:

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

On March 10, 2023, BGC Holdings entered into the Second Amendment (the “LPA Amendment”) to the Second Amended and Restated BGC Holdings Partnership Agreement. The LPA Amendment revises certain restrictive covenants pertaining to the “Partner Obligations” and “Competitive Activity” provisions in the Second Amended and Restated BGC Holdings Partnership Agreement. Specifically, the LPA Amendment (i) reduces the length of the post-termination period during which a partner must refrain from soliciting or doing business with customers, soliciting employees, engaging in a “Competing Business,” or otherwise refraining from harming the partnership; and (ii) revises the scope of the non-compete under the “Partner Obligations” and “Competitive Activity” provisions in the Second Amended and Restated BGC Holdings Limited Partnership Agreement to cover “Competing Businesses” (as defined therein) for which a partner performed the same or similar services and (a) involving a product, product line or type, or service of a “Protected Affiliate” (as defined therein) within a specific geographic area, (b) involving a “Client” or a “Client Representative” (each as defined therein) of a Protected Affiliate, or (c) for which the likely disclosure of confidential information is inevitable. The LPA Amendment was approved by our Board of Directors and Audit and Compensation Committees.

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

As of December 31, 2022, BGC Holdings had the following outstanding interests:

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

•

BGC Holdings PSI, PSE, APSI, PSU, APSU, HDUs, U.K. LPUs and N Units, which are types of working partner interests held by PSI, PSE, APSI, PSU, APSU, HDU, U.K. LPU and N Unit partners. HDUs are LPUs with capital accounts, which are liability awards recorded in “Accrued compensation” in our consolidated statements of financial condition. N Units are Non-distributing partnership units that may not be allocated any item of profit or loss and may not be made exchangeable into shares of our Class A common stock. Which units may include NREUs, NPREUs, NLPUs, NPLPUs, NPSUs, and NPPSUs. Certain of these non-distribution-earning units become distribution earning units at the rate of 20% a year if certain employment conditions are met (internally designated by a “-CV” (e.g., NPSU-CVs, NPPSU-CVs));

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

The BGC Holdings limited partnership interests held by Cantor are generally exchangeable with us for BGC Class B common stock (or, at Cantor’s option or if there are no additional authorized but unissued shares of BGC Class B common stock, BGC Class A common stock) on a one-for-one basis (subject to customary anti-dilution adjustments). As of December 31, 2022, Cantor held an aggregate of 57,605,410 BGC Holdings exchangeable limited partnership interests.

The BGC Holdings limited partnership interests that Cantor transferred to founding partners in connection with the redemption of their current limited partnership interests in Cantor at the time of the BGC separation are not exchangeable with us unless (1) Cantor reacquires such interests from BGC Holdings upon termination or bankruptcy of the founding partners or redemption of their units (which it has the right to do under certain circumstances), in which case such interests will be exchangeable with BGC Partners for Class A common stock or Class B common stock as described above or (2) Cantor determines that such interests can be exchanged by such founding partners with us for Class A common stock, generally on a one- for-one basis (subject to customary anti-dilution adjustments), on terms and conditions to be determined by Cantor, provided that the terms and conditions of such exchange cannot in any way diminish or adversely affect our rights or rights of our subsidiaries (it being understood that an obligation by BGC Partners to deliver shares of Class A common stock upon exchange will not be deemed to diminish or adversely affect the rights of us or our subsidiaries) (which exchange of certain interests Cantor expects to permit from time to time). Once a BGC Holdings founding partner interest becomes exchangeable, such founding partner interest is automatically exchanged for our Class A common stock.

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

Notwithstanding the foregoing, to the extent that BGC Holdings units that were outstanding immediately prior to the Separation (“legacy BGC Holdings units”) and Newmark Holdings units issued in the Separation with respect of such BGC Holdings units (“legacy Newmark Holdings units”), were not exchangeable as of immediately after the Separation, the determination of whether to grant an exchange right with respect to such legacy BGC Holdings units and legacy Newmark Holdings units will be made as follows:

•	If the legacy BGC Holdings units and legacy Newmark Holdings units are held by an employee of the BGC group providing services solely to the BGC group, then BGC Partners shall make such determination;

•

If the legacy BGC Holdings units and legacy Newmark Holdings units are held by an employee of the Newmark group providing services solely to the Newmark group, then Newmark shall make such determination; and

•

If the legacy BGC Holdings units and legacy Newmark Holdings units are held by an employee of the BGC group, the Newmark group or the Cantor group providing services to both the BGC group and the Newmark group, then BGC Partners shall make such determination to the extent that the grant of the exchange right relates to compensation for services by such employee to the BGC group, and Newmark shall make such determination to the extent that the grant of the exchange right relates to compensation for services by such employee to the Newmark group. Grants of exchangeability may be made at any time in the discretion of the relevant service recipient, and future grant practices may differ from prior practices, including without limitation in connection with performance achievement, changes in incentive arrangements, accounting principles, and tax laws (including deductibility of compensation) and other applicable laws.

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

We have agreed to reserve, out of our authorized but unissued BGC Partners Class B common stock and BGC Partners Class A common stock, a sufficient number of shares of BGC Partners Class B common stock and BGC Partners Class A common stock solely to effect the exchange of all then outstanding BGC Holdings exchangeable limited partnership interests, the BGC Holdings founding/working partner interests, if exchangeable, and BGC Holdings limited partnership units, if exchangeable, into shares of BGC Partners Class B common stock or BGC Partners Class A common stock pursuant to the exchanges (subject, in the case of BGC Partners Class B common stock, to the maximum number of shares authorized but unissued under BGC Partners’ Restated Certificate of Incorporation (our “certificate of incorporation”) as then in effect) and a sufficient number of shares of BGC Partners Class A common stock to effect the exchange of shares of BGC Partners Class B common stock issued or issuable in respect of exchangeable BGC Holdings limited partnership interests. We have agreed that all shares of BGC Partners Class B common stock and BGC Partners Class A common stock issued in an exchange will be duly authorized, validly issued, fully paid and non-assessable and will be free from pre-emptive rights and free of any encumbrances.

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

BGC Holdings distributes to holders of the BGC Holdings limited partnership interests (subject to the allocation of certain litigation matters, to BGC Holdings partners who are members of the Cantor group, or who are founding/working partners or who are limited partnership unit holders (and not to us):

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

The BGC Holdings limited partnership agreement, however, provides that any and all items of income, gain, loss or deduction resulting from certain specified items allocated entirely to the capital accounts of the limited partnership interests in BGC U.S. OpCo and BGC Global OpCo held by BGC Holdings will be allocated entirely to the capital accounts of BGC Holdings limited partnership interests held by its founding/working partners, its limited partnership unit holders and Cantor as described below under “—Second Amended and Restated Limited Partnership Agreements of BGC U.S. OpCo and BGC Global OpCo—Distributions.” In addition, in the discretion of the BGC Holdings general partner, distributions with respect to selected extraordinary transactions, as described below, may be withheld from the founding/working partners and the limited partnership unit holders and distributed over time subject to the satisfaction of conditions set by us, as the general partner of BGC Holdings, such as continued service to us. See “— Redemption of BGC Holdings Founding/Working Partner Interests and Limited Partnership Interests.” These distributions that may be withheld relate to income items from non-recurring events, including, without limitation, items that would be considered “extraordinary items” under GAAP and recoveries with respect to claims for expenses, costs and damages (excluding any recovery that does not result in monetary payments to BGC Holdings) attributable to extraordinary events affecting BGC Holdings (such events may include, unless otherwise determined by the BGC Holdings general partner, any disposition, directly or indirectly (including deemed sales), of capital stock of any affiliate owned by BGC Holdings, whether or not recurring in nature). The BGC Holdings general partner may also deduct from these withheld amounts all or a portion of any extraordinary expenditures from non-recurring events that it determines are to be treated as extraordinary expenditures, including, without limitation, any distribution or other payment (including a redemption payment) to a BGC Holdings partner, the purchase price or other cost of acquiring any asset, any other non-recurring expenditure of BGC Holdings, items that would be considered “extraordinary items” under GAAP, and expenses, damages or costs attributable to extraordinary events affecting BGC Holdings (including actual, pending or threatened litigation). Any amounts that are withheld from distribution and forfeited by the founding/working partners and the limited partnership unit holders with respect to such extraordinary transactions will be distributed to Cantor in respect of the BGC Holdings limited partnership interests held by Cantor.

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

In general, the rights and obligations of founding/working partners with respect to their BGC Holdings units are similar, but not identical, to the rights and obligations of the founding partners, as limited partners in Cantor with respect to their Cantor units. Each class of BGC Holdings units held by founding/working partners generally entitles the holder to receive a pro rata share of the distributions of income received by BGC Holdings. See “— Distributions” below. High Distribution II and High Distribution III units differ from High Distribution units, however, in that holders of High Distribution II and High Distribution III units paid at their original issuance, or the original issuance of their predecessor interests in Cantor, only a portion (generally approximately 20% in the case of High Distribution II Units and 14.3% in the case of High Distribution III Units) of the amount that would have been paid by a holder of a High Distribution unit as of that date, with the remaining amount (increased by a stated rate), which we refer to as a “HD II Account Obligation” or “HD III Account Obligation,” as applicable, paid, on a stated schedule (generally four years in the case of High Distribution II units and seven years in the case of High Distribution III units). With respect to High Distribution II Units and High Distribution III Units issued in redemption of similar units in Cantor, the applicable HD II Account Obligation or HD III Account Obligation will be paid to Cantor rather than to BGC Holdings. High Distribution IV units differ from High Distribution units in that holders of High Distribution IV units are entitled to receive an additional payment following redemption, as described in “—Redemption of BGC Holdings Founding/Working Partner Interests and Limited Partnership Units.” Grant Units and Matching Grant Units differ from the other classes of BGC Holdings units in the calculation and the compensatory tax treatment of amounts payable upon redemption of such units.

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

Partner Obligations

Each of the founding/working partners and each of the limited partnership unit holders are subject to certain partner obligations, which we refer to as “partner obligations.” The partner obligations constitute an undertaking by each of the founding/working partners and each of the limited partnership unit holders that they have a duty of loyalty to BGC Holdings and that, during the period from the date on which a person first becomes a partner through the applicable specified period following the date on which such partner ceases, for any reason, to be a partner, not to, directly or indirectly (including by or through an affiliate):

•

breach a founding/working partner’s or limited partnership unit holder’s, as the case may be, duty of loyalty to BGC Holdings, through the two-year period following the date on which such partner ceases, for any reason, to be a founding/working partner or limited partnership unit holder;

•

while a founding/working partner or limited partnership unit holder and through the six (6)-month anniversary of the termination of such founding/working partner or limited partnership unit holder, engage in, represent in any way, or be connected with (as partner, director, officer, employee, consultant, or active participant, in each case, other than on a de minimis basis) any activity, practice or act with a competing business (as defined below) if: (1) it involves a Client or Client Representative (as defined in Second Amended and Restated BGC Holdings Partnership Agreement) and a service that is the same or similar to a service the Partner provided for a Protected Affiliate (as defined in the Second Amended and Restated BGC Holdings Partnership Agreement); or (2) it involves (y) a product, product line or type, or service of a Protected Affiliate (including any for which it took substantial steps to offer prior to the termination of such partner), and (z) a service that is the same or similar to a service the founding/working partner or limited partnership unit holder provided for a Protected Affiliate within a geographic market covering where the founding/working partner or limited partnership unit holder and/or the Protected Affiliate provided services or had responsibilities and/or within a 100-mile radius of any Client, Client Representative, Protected Affiliate, or Partner while a Partner; or (3) the Partner had substantial confidential information of the BGC Holdings or a Protected Affiliate and the disclosure of such information to the Competing Business is likely to be inevitable;

•

while a founding/working partner or limited partnership unit holder and through the six (6)-month anniversary of the termination of such founding/working partner or limited partnership unit holder, solicit any of the customers of a Protected Affiliate for purposes of engaging in a competing business;

•

while a founding/working partner or limited partnership unit holder and through the first (1st)-year anniversary of the termination of such founding/working partner or limited partnership unit holder, induce such customers or their employees to reduce their volume of business with, terminate their relationship with, or otherwise adversely affect their relationship with, a Protected Affiliate;

•

while a founding/working partner or limited partnership unit holder and through the second (2nd)-year anniversary of the termination of such founding/working partner or limited partnership unit holder, solicit, induce, or influence, or attempt to solicit, induce, or influence, any person who was an employee, member, partner, or consultant of a Protected Affiliate or an affiliate to terminate his/her/their employment or association with any such Protected Affiliate or affiliate or hire, employ, engage (including as a consultant or partner), or otherwise enter into a Competing Business with any such person;

•

while a founding/working partner or limited partnership unit holder and through the fourth (4th)-year anniversary of the termination of such founding/working partner or limited partnership unit holder, make or participate in the making of (including through the limited partner’s or any of its affiliates’ respective agents and representatives) any comments to the media (print, broadcast, electronic or otherwise) that are disparaging regarding BGC Partners or the senior executive officers of BGC Partners or are otherwise contrary to the interests of BGC Partners as determined by the BGC Holdings general partner in its sole and absolute discretion;

•

except as permitted with respect to corporate opportunities and fiduciary duties in the BGC Holdings limited partnership agreement (see “—Corporate Opportunity; Fiduciary Duty” below) take advantage of, or provide another person with the opportunity to take advantage of, a BGC Partners “corporate opportunity” (as such term would apply to BGC Holdings if it were a corporation) including opportunities related to intellectual property, which for this purpose requires granting BGC Partners a right of first refusal to acquire any assets, stock or other ownership interest in a business being sold by any partner or affiliate of such partner if an investment in such business would constitute a “corporate opportunity” (as such term would apply to BGC Holdings if it were a corporation), that has not been presented to and rejected by BGC Partners or that BGC Partners rejects but reserves for possible further action by BGC Partners in writing, unless otherwise consented to by the BGC Holdings general partner in writing in its sole and absolute discretion; or

•

otherwise take any action to harm, that harms or that reasonably could be expected to harm, BGC Partners for a two-year period following the date on which a founding/working partner or a limited partnership unit holder, as the case may be, ceases, for any reason, to be a founding/working partner or a limited partnership unit holder, as the case may be, including any breach of its confidentiality obligations.

A founding/working partner or limited partnership unit holder is considered to have engaged in a “competitive activity” if such partner (including by or through his, her or its affiliates), during the applicable restricted period, engages in one of the following activities, which we collectively refer to as the “competitive activities”:

(1)

at any time while a founding/working partner or limited partnership unit holder and through the second (2nd)-year anniversary of the termination of such partner, directly or indirectly, or by action in concert with others, solicits, induces, or influences, or attempts to solicit, induce or influence, any other partner, employee, member, partner or consultant of Cantor, BGC Partners or any member of the Cantor group or affiliated entity to terminate their employment or other business arrangements with Cantor, BGC Partners or any member of the Cantor group or affiliated entity, or to engage in any competing business (as defined below) or hires, employs, engages (including as a consultant or partner) or otherwise enters into a competing business with any such person;

(2)

at any time while a founding/working partner or limited partnership unit holder and through the second (2nd)-year anniversary of the termination of such partner, solicits any of the customers of Cantor, BGC Partners or any member of the Cantor group or affiliated entity (or any of their employees), induces such customers or their employees to reduce their volume of business with, terminate their relationship with or otherwise adversely affect their relationship with, Cantor, BGC Partners or any member of the Cantor group or affiliated entity; or

(3)

at any time while a founding/working partner or limited partnership unit holder and through the second (2nd)-year anniversary of the termination of such partner, engages in, represents in any way, or is connected with (as partner, director, officer, employee, consultant, or active participant, in each case, other than on a de minimis basis) any activity, practice or act with a Competing Business if: (1) it involves a Client or Client Representative and a service that is the same or similar to a service the founding/working partner or limited partnership unit holder provided for a Protected Affiliate; (2) it involves (y) a product, product line or type, or service of a Protected Affiliate (including any for which it took substantial steps to offer prior to the termination of such founding/working partner or limited partnership unit holder), and (z) a service that is the same or similar to a service the founding/working partner or limited partnership unit holder provided for a Protected Affiliate within a geographic market covering where the Partner and/or the Protected Affiliate provided services or had responsibilities and/or within a 100-mile radius of any Client, Client Representative, Protected Affiliate, or founding/working partner or limited partnership unit holder while a founding/working partner or limited partnership unit holder; or (3) the founding/working partner or limited partnership unit holder had substantial confidential Information of the Cantor, BGC Partners or any member of the Cantor group or affiliated entity and the disclosure of such information to the Competing Business is likely to be inevitable.

Notwithstanding anything to the contrary, and unless Cantor determines otherwise, none of such partner obligations apply to any founding/working partner or limited partnership unit holder that is also a Cantor Company. “Cantor Company” means Cantor or any of its affiliates (other than, if applicable, BGC and any of our subsidiaries, or Newmark and its subsidiaries). Such partners are exempt from these partner obligations.

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

In the event of such a redemption or purchase by BGC Holdings of any BGC Holdings founding/working partner interests, BGC Holdings will cause BGC U.S. OpCo and BGC Global OpCo to redeem and purchase from BGC Holdings a number of BGC U.S. OpCo units and BGC Global OpCo units, in each case, equal to (1) the number of units underlying the redeemed or purchased BGC Holdings founding/working partner interests or REU or RPU interests, as the case may be, multiplied by (2) the BGC Holdings ratio as of immediately before the redemption or purchase of such BGC Holdings founding/working partner interests or REU or RPU interests, as the case may be. The purchase price paid to BGC U.S. OpCo and BGC Global OpCo will be an amount of cash equal to the amount required by BGC Holdings to redeem or purchase such interest. Upon mutual agreement of the BGC Holdings general partner, the BGC U.S. OpCo general partner and the BGC Global OpCo general partner, BGC U.S. OpCo and BGC Global OpCo may, instead of cash, pay all or a portion of such aggregate purchase price, in publicly traded shares. The PSUs, PSIs, LPUs and the Preferred Units are redeemable at the discretion of the general partner of BGC Holdings.

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

In addition, in the event that current, terminating or terminated partners are permitted by the Company to exchange any portion of their founding partner units and Cantor consents to such exchange, the Company, pursuant to the terms of the BGC Holdings limited partnership agreement which were adopted as part of the Sixth Amendment to the then-Amended and Restated BGC Holdings Partnership Agreement, shall offer Cantor the right to purchase the same number of new exchangeable limited partnership interests in BGC Holdings at the price it would have paid for the founding partner units had the Company redeemed them. Such interests, if issued, would be subject to, and granted in accordance with, applicable laws, rules and regulations then in effect.

If Cantor acquires any units as a result of the purchase or redemption by BGC Holdings of any founding partner interests, Cantor will be entitled to the benefits (including distributions) of such units from the date of termination or bankruptcy of the applicable founding partner. In addition, any such units acquired by Cantor will be exchangeable by Cantor for shares of BGC Partners Class B common stock or, at Cantor’s election, shares of BGC Partners Class A common stock, in each case, on a one-for-one basis (subject to customary anti-dilution adjustments), on the same basis as the Cantor interests, and will be designated as BGC Holdings exchangeable limited partnership interests when acquired by Cantor. This may permit Cantor to receive a larger share of income generated by BGC Partners’ business at a less expensive price than through purchasing shares of BGC Partners Class A common stock, which is a result of the price payable by Cantor to BGC Holdings upon exercise of its right to purchase equivalent exchangeable interests.

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

On May 17, 2022, Cantor purchased from BGC Holdings an aggregate of 427,494 Cantor units for aggregate consideration of $841,010 as a result of the redemption of 427,494 founding partner units, and 52,681 Cantor units for aggregate consideration of $105,867 as a result of the exchange of 52,681 founding partner units. On October 25, 2022, Cantor purchased from BGC Holdings an aggregate of (i) 275,833 Cantor units for aggregate consideration of $397,196 as a result of the redemption of 275,833 founding partner units, and 77,507 Cantor units for aggregate consideration of $142,613 as a result of the exchange of 77,507 founding partner units.

On April 16, 2023, Cantor purchased from BGC Holdings an aggregate of (i) 533,757 Cantor units for aggregate consideration of $1,051,080 as a result of the redemption of 533,757 founding partners, and 85,775 Cantor units for aggregate consideration of $173,154 as a result of the exchange of 85,775 founding partner units. Following such purchases, as of April 17, 2023 there were no founding partner units in BGC Holdings remaining which BGC Holdings had the right to redeem or exchange and with respect to which Cantor would have the right to purchase an equivalent number of Cantor units following such redemption or exchange. In addition, any such Cantor units purchased by Cantor are currently exchangeable for up to 23.6 million shares of BGC Class B common stock or, at Cantor’s election or if there are no such additional shares of BGC Class B common stock, shares of BGC Class A common stock, in each case on a one-for-one basis (subject to customary anti-dilution adjustments).

Impact of Corporate Conversion on Certain Cantor Purchase Rights

In light of the fact that the founding partners will be “Terminated” under the BGC Holdings limited partnership agreement once the founding partners cease to be partners of BGC Holdings for any reason, and that the founding partners will cease to be partners of BGC Holdings as a result of the Corporate Conversion Transactions, the Corporate Conversion Agreement provides that, unless otherwise consented by Cantor, BGC Holdings GP will take such actions prior to the closing as is necessary so that the founding partners shall be treated as “Terminated” under the BGC Holdings limited partnership agreement, so that Cantor may exercise its purchase rights pursuant to Section 12.02(a)(i)(B) and Section 8.08 of the BGC Holdings limited partnership agreement prior to the closing as a result of such Termination and with respect to all such Terminated founding partners.

Unless otherwise consented to by BGC Holdings GP and Cantor, in connection with such Termination, BGC Holdings will pay to such founding partners, as consideration for the redemption of the non-exchangeable units held by such founding partners contemplated by Section 12.02(a)(i)(A) of the BGC Holdings limited partnership agreement, a number of non-exchangeable HD-Units (as defined in the BGC Holdings limited partnership agreement) equal to the number of non-exchangeable founding partner units that are so redeemed; provided, however, that the foregoing will not be deemed to change the amount that BGC Holdings is required to pay to redeem or purchase founding partner units for purposes of Section 12.02(a)(i)(B) and Section 8.08 of the BGC Holdings limited partnership agreement. It is expected that the exercise of such purchase rights would result in the acquisition by Cantor of an additional approximately 5.7 million exchangeable limited partnership units that will be converted in the Corporate Conversion Transactions into BGC Group, Inc. Class B common stock.

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

•

with the prior written consent of the general partner and the exchangeable limited partners (by affirmative vote of a BGC Holdings exchangeable limited partnership interest majority in interest, not to be unreasonably withheld or delayed, provided that if such transfer could reasonably be expected to result in the partnership being classified or treated as a publicly traded partnership for U.S. federal income tax purposes, the withholding of consent to such transfer shall not be deemed unreasonable).

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

Tax Matters Agreement

On December 13, 2017, BGC Partners, BGC Holdings, BGC U.S. OpCo, Newmark, Newmark Holdings and Newmark OpCo entered into a tax matters agreement in connection with the Separation that governs the parties’ respective rights, responsibilities and obligations after the Separation with respect to taxes (including taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the Spin-Off and certain related transactions to qualify as tax-free for U.S. federal income tax purposes), tax attributes and tax benefits, the preparation and filing of tax returns, the control of audits and other tax proceedings, tax elections, assistance and cooperation in respect of tax matters, procedures and restrictions relating to the Spin-Off, if any, and certain other tax matters.

In addition, the tax matters agreement imposes certain restrictions on Newmark and its subsidiaries (including restrictions on share issuances, business combinations, sales of assets and similar transactions) that will be designed to preserve the tax-free status of the Spin-Off and certain related transactions. The tax matters agreement provides special rules to allocate tax liabilities in the event the Spin-Off, together with certain related transactions, is not tax-free, as well as any tax liabilities incurred in connection with the Separation. In general, under the tax matters agreement, each party is expected to be responsible for any taxes imposed on BGC Partners or Newmark that arise from the failure of the Spin-Off, together with certain related transactions, to qualify as a transaction that is generally tax-free, for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) and certain other relevant provisions of the Code, to the extent that the failure to so qualify is attributable to actions, events or transactions relating to such party’s respective stock, assets or business, or a breach of the relevant representations or covenants made by that party in the tax matters agreement.

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

For purposes of the tax receivable agreement, cash savings in income and franchise tax will be computed by comparing our actual income and franchise tax liability to the amount of such taxes that we would have been required to pay had there been no depreciation or amortization deductions available to us that were attributable to an increase in tax basis (or any imputed interest) as a result of an exchange and had we not entered into the tax receivable agreement. The tax receivable agreement will continue in effect until all tax benefits covered thereby have been utilized or expired, unless we (with the approval by a majority of our independent directors) exercise our right to terminate the tax receivable agreement for an amount based on an agreed value of payments remaining to be made under the agreement, provided that if Cantor and we cannot agree upon a value, the agreement will remain in full force and effect. The actual amount and timing of any payment under the tax receivable agreement will vary depending on a number of factors, including the timing of exchanges, the extent to which such exchanges are taxable and the amount and timing of our income.

Any amendment to the tax receivable agreement will be subject to approval by a majority of our independent directors. The amendment and restatement of the tax receivable agreement in December 2017 was approved by the majority of our independent directors.

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

•	business operations or business opportunities of BGC, Newmark and Cantor that would compete with the other party’s business opportunities;

•	intellectual property matters;

•	business combinations involving BGC or Newmark;

•	conflicts between BGC’s agency trading for primary and secondary bond sales and Cantor’s investment banking bond origination business;

•	competition between BGC’s and Cantor’s other equity derivatives and cash equity inter-dealer brokerage businesses;

•	the Corporate Conversion Transactions;

•	the terms of the Separation and Distribution agreement and the ancillary agreements BGC and Newmark entered into in connection with the Separation;

•	the nature, quality and pricing of administrative services to be provided by BGC, Cantor and/or Tower Bridge;

•	potential and existing loan arrangements; and

•	provision of clearing capital pursuant to the Clearing Agreement and potential and existing loan arrangements.

We also expect that Cantor will manage its ownership of BGC and Newmark so that no company will be deemed to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including by maintaining its voting power in BGC and/or Newmark, as applicable, above a majority absent an applicable exemption from the Investment Company Act. This may result in conflicts with BGC and/or Newmark, including those relating to acquisitions or offerings by BGC and/or Newmark involving issuances of shares of common stock, or securities convertible or exchangeable into shares of common stock, that would dilute the voting power in BGC of the holders of BGC Holdings exchangeable limited partnership interests and in Newmark of the holders of Newmark Holdings exchangeable limited partnership interests.

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

Potential Conflicts Related to BGC Partners

Cantor will continue to exercise control over our management and affairs and all matters requiring stockholder approval, including the election of our directors and determinations with respect to acquisitions and dispositions, as well as material expansions or contractions of our business, entry into new lines of business and borrowings and issuances of our common stock or other securities. This control will be subject to the approval of our independent directors on those matters requiring such approval. Cantor’s voting power may also have the effect of delaying or preventing a change of control of the Company. This control will also be exercised because:

•

Cantor is, in turn, controlled by CFGM, its managing general partner, and, ultimately, by Mr. Lutnick, who serves as our Chief Executive Officer and Chairman of the Board of Directors. Mr. Lutnick is also the Chairman of the Board and Chief Executive Officer of Cantor and the President and controlling stockholder of CFGM; and

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

No contract, agreement, arrangement or transaction between any BGC Partners Company, any Newmark Company, any Cantor Company or any of their respective representatives, on the one hand, and BGC or any of BGC’s representatives, on the other hand, will be void or voidable solely because any BGC Partners Company, any Newmark Company, any Cantor Company or any of their respective representatives has a direct or indirect interest in such contract, agreement, arrangement or transaction, and any BGC Partners Company, any Newmark Company, any Cantor Company or any of their respective representatives (i) shall have fully satisfied and fulfilled its duties and obligations to BGC and BGC’s stockholders with respect thereto; and (ii) shall not be liable to BGC or BGC’s stockholders for any breach of any duty or obligation by reason of the entering into, performance or consummation of any such contract, agreement, arrangement or transaction, if:

•

such contract, agreement, arrangement or transaction is approved by BGC’s Board of Directors or any committee thereof by the affirmative vote of a majority of the disinterested directors, even if the disinterested directors constitute less than a quorum;

•

such contract, agreement, arrangement or transaction is approved by BGC’s stockholders by the affirmative vote of a majority of the voting power of all of BGC’s outstanding shares of capital stock entitled to vote thereon, excluding from such calculation shares of capital stock that are beneficially owned (as such term is defined in Rule 16a-1(a)(2) promulgated by the SEC under the Exchange Act) by a BGC Partners Company, a Newmark Company, or a Cantor Company, respectively; or

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

Potential Conflicts Related to Newmark

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

In addition, each of BGC Partners and Cantor has from time to time in the past and may in the future consider possible strategic realignments of its own businesses and/or of the relationships that exist between and among BGC Partners and/or Cantor and their other respective affiliates and Newmark. Any future material related-party transaction or arrangement between BGC Partners and/or Cantor and their other respective affiliates and Newmark is subject to the prior approval by Newmark’s Audit Committee, but generally does not require the separate approval of Newmark’s stockholders, and if such stockholder approval is required, Cantor may retain sufficient voting power to provide any such requisite approval without the affirmative consent of Newmark’s other stockholders.

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

In order to address potential conflicts of interest between or among BGC Partners, Cantor and their respective representatives and Newmark, Newmark’s certificate of incorporation contains provisions regulating and defining the conduct of Newmark’s affairs as they may involve BGC Partners and/or Cantor and their respective representatives, and Newmark’s powers, rights, duties and liabilities and those of Newmark’s representatives in connection therewith. Newmark’s certificate of incorporation provides that, to the greatest extent permitted by law, no Cantor Company or BGC Partners Company, each as defined below, or any of the representatives, as defined below, of a Cantor Company or BGC Partners Company will, in its capacity as Newmark’s stockholder or affiliate, owe or be liable for breach of any fiduciary duty to Newmark or any of Newmark’s stockholders. In addition, to the greatest extent permitted by law, none of any Cantor Company, BGC Partners Company or any of their respective representatives will owe any duty to refrain from engaging in the same or similar activities or lines of business as Newmark or Newmark’s representatives or doing business with any of Newmark’s or Newmark’s representatives’ clients or customers. If any Cantor Company, BGC Partners Company or any of their respective representatives acquires knowledge of a potential transaction or matter that may be a corporate opportunity (as defined below) for any such person, on the one hand, and Newmark or any of Newmark’s representatives, on the other hand, such person will have no duty to communicate or offer such corporate opportunity to Newmark or any of Newmark’s representatives, and will not be liable to Newmark, any of Newmark’s stockholders or any of Newmark’s representatives for breach of any fiduciary duty by reason of the fact that they pursue or acquire such corporate opportunity for themselves, direct such corporate opportunity to another person or do not present such corporate opportunity to Newmark or any of Newmark’s representatives, subject to the requirement described in the following sentence. If a third party presents a corporate opportunity to a person who is both Newmark’s representative and a representative of a BGC Partners Company and/or a Cantor Company, expressly and solely in such person’s capacity as Newmark’s representative, and such person acts in good faith in a manner consistent with the policy that such corporate opportunity belongs to us, then such person will be deemed to have fully satisfied and fulfilled any fiduciary duty that such person has to Newmark as Newmark’s representative with respect to such corporate opportunity, provided that any BGC Partners Company, any Cantor Company or any of their respective representatives may pursue such corporate opportunity if Newmark decide not to pursue such corporate opportunity.

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

•	such contract, agreement, arrangement or transaction, judged according to the circumstances at the time of the commitment, is fair to Newmark.

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

Derivative Suits

The shareholder derivative suit concerning our 2017 acquisition of Berkeley Point Financial (as described below) has now been decided in favor of the defendants, with the Delaware Chancery Court issuing a post-trial decision denying the plaintiffs’ causes of action and finding that the transaction was entirely fair to our shareholders. An appeal before the Delaware Supreme Court is ongoing.

On October 5, 2018, Roofers Local 149 Pension Fund filed a putative derivative complaint in the Delaware Chancery Court, captioned Roofers Local 149 Pension Fund vs. Howard Lutnick, et al. (Case No. 2018-0722), alleging breaches of fiduciary duty against (i) the members of the Board, (ii) Howard Lutnick, CFGM, and Cantor as controlling stockholders of BGC, and (iii) Howard Lutnick as an officer of BGC. The complaint challenges the transactions by which BGC (i) completed Berkeley Point acquisition from CCRE for $875 million and (ii) committed to invest $100 million for a 27% interest in Real Estate, L.P. (collectively, the “Transaction”). Among other things, the complaint alleges that (i) the price BGC paid in connection with the Transaction was unfair, (ii) the process leading up to the Transaction was unfair, and (iii) the members of the special committee of the Board were not independent. It seeks to recover for the Company unquantified damages, as well as attorneys’ fees.

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

In response to motions to dismiss filed by all defendants in December 2018, Plaintiffs filed a motion for leave to amend the operative complaint in February 2019, requesting that the Court allow them to supplement their allegations, which the Court granted. The amended complaint alleges the same purported breaches of fiduciary duty as the operative complaint, raises no new claims, and seeks identical relief, but includes additional allegations, including alleged reasons for plaintiffs’ failure to make a demand on the Board, which was the basis of defendants’ motion to dismiss. On March 19, 2019, all defendants filed motions to dismiss the amended complaints, again on demand grounds. On September 30, 2019, the Court denied defendants’ motions to dismiss, permitting the case to move forward into discovery. In its ruling, the Court determined that the amended complaint sufficiently pled that plaintiffs were not required to make demand on the Board in order to file a derivative suit, but did not make findings of fact with respect to the underlying merits of plaintiffs’ allegations concerning the Transaction. On February 11, 2021, following the close of discovery, the Company and the independent directors of the Board filed motions for summary judgment seeking dismissal of the case based on the discovery record, which plaintiffs opposed. Argument was held on defendants’ summary judgment motions on June 22, 2021. On September 20, 2021, the Court partially granted the summary judgment motions, dismissing former director Stephen Curwood and director Linda Bell and permitting the trial to move forward against the remaining defendants. A trial was held before Vice Chancellor Lori Will on October 11, 2021, which concluded on October 15, 2021. Following the close of the hearing, the parties submitted post-trial briefing and presented oral argument on March 2, 2022. On April 14, 2022, the Court requested limited additional briefing, which the parties submitted on May 13, 2022.

On August 19, 2022, the Court issued a post-trial memorandum opinion in favor of BGC, its directors, and controlling shareholders, ruling that the Transaction was entirely fair to BGC’s shareholders with respect to both process and price. The Court found that “Berkeley Point was, by all accounts, a unique asset particularly appealing to BGC” and that the price negotiated by BGC’s Special Committee and agreed to by Cantor was at the “lower end” of a range of reasonable prices. The Court further found the Special Committee was “independent, fully empowered, and well-functioning.” Final judgment in the case was entered for the defendants and against the plaintiffs on September 27, 2022. The same day, the plaintiffs filed a notice of appeal, seeking reversal of the memorandum opinion and final judgment. The briefing of the appeal before the Delaware Supreme Court is now complete, scheduled to go forward on May 24, 2023.

BGC believes that the appeal is without merit, and will continue to defend the case vigorously. However, as in any litigated matter, the outcome cannot be determined with certainty.

Transactions by Cantor with BGC in Equity Securities

Our Board has determined that Cantor is a “deputized” director of the Company for purposes of Rule 16b-3 under the Exchange Act with respect to the transactions contemplated by the Separation and the Spin-Off and other transactions from time to time. Rule 16b-3 exempts from the short-swing profits liability provisions of Section 16(b) of the Exchange Act certain transactions in an issuer’s securities between the issuer or its majority-owned subsidiaries and its officers and directors if, among other things, the transaction is approved in advance by the issuer’s board of directors or a disinterested committee of the issuer’s board of directors. The Rule 16b-3 exemption extends to any such transactions by an entity beneficially owning more than 10% of a class of an issuer’s equity securities if the entity is a “deputized” director because it has a representative on the issuer’s Board of Directors. Our Board’s intent in determining that Cantor is a “deputized” director is that Cantor’s acquisitions or dispositions of shares of our common stock or interests in our common stock from or to us or their respective majority-owned subsidiaries will be eligible for the Rule 16b-3 exemption from the short-swing profits liability provisions of Section 16(b) of the Exchange Act.

Stock and Unit Repurchase and Redemption Program

Our Board and our Audit Committee have authorized repurchases of our Class A common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners and others, including Cantor employees and partners. On November 4, 2022, our Board and Audit Committee renewed and increased the authorized repurchases of stock or units, including from Cantor employees and partners, to $400.0 million. As of December 31, 2022, we had approximately $376.4 million remaining under this authorization and may continue to actively make repurchases, or cease to make such repurchases, from time to time.

Debt Repurchase Program

Our Board and our Audit Committee have authorized repurchases of up to $50.0 million of our 5.375% Senior Notes, 3.750% Senior Notes, 4.375% Senior Notes and any future debt securities issued by the Company (“Company Debt Securities”). Under the authorization, we may make repurchases of Company Debt Securities for cash from time to time in the open market or in privately negotiated transactions upon such terms and at such prices as management may determine. Additionally, we are authorized to make any such repurchases of Company Debt Securities through CF&Co (or its affiliates), in its capacity as agent or principal, or such other broker-dealers as management shall determine to utilize from time to time, and such repurchases shall be subject to brokerage commissions which are no higher than standard market commission rates. As of December 31, 2022, we had $50.0 million remaining under this authorization and may actively make repurchases, or cease to make such repurchases, from time to time.

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

Other Newmark Transactions

As of December 31, 2021, we recognized $8.3 million payable to Newmark, which is included as part of “Payables to related parties” and “Accounts payable, accrued and other liabilities” in our consolidated statements of financial condition. The payable was a result of taxes paid by Newmark on its share of taxable income which were included as part of our consolidated tax return in the periods prior to the Spin-Off. On March 25, 2022, we settled the liability in full in the form of a cash payment to Newmark.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES

The following table sets forth the aggregate fees incurred by us for audit and other services rendered by Ernst & Young during the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Audit fees	$8,711,579	$8,653,282
Audit-related fees	96,600	96,500
Tax fees	3,150,032	3,290,068
All other fees	—	—

Total	$11,958,211	$12,039,850

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

AUDIT COMMITTEE’S PRE-APPROVAL POLICIES AND PROCEDURES

During 2022, our Audit Committee specifically approved the appointment of Ernst & Young to be our independent auditors for the year ended December 31, 2022. Ernst & Young was also approved to perform reviews of our quarterly financial reports within the year ended December 31, 2022 and certain other audit-related services such as accounting consultations. Pursuant to our Audit Committee Charter, the Audit Committee will pre-approve auditing services, internal control-related services and permitted non-audit services to be performed for us by our independent auditors, as set forth in the Audit Committee Charter.

PART IV—OTHER INFORMATION

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The consolidated financial statements required to be filed in this Amendment are included in Part II, Item 8 in the Original 10-K.

(a) (2) Schedule I, Parent Company Only Financial Statements are included in the Original 10-K. All other schedules are omitted because they are not applicable or not required, or the required information is in the financial statements or the notes thereto.

(a) (3) The following Exhibits are filed as part of this Amendment as required by Regulation S-K.

The following Exhibits are filed as part of this Amendment as required by Regulation S-K. The Exhibits designated by an asterisk (*) are management contracts and compensation plans and arrangements required to be filed as Exhibits to this Report. Certain exhibits have been previously filed with the SEC pursuant to the Securities Exchange Act of 1934 (Commission File Number 0-28191).

EXHIBIT INDEX

Exhibit Number	Exhibit Title

1.1	Controlled Equity Offering SalesSM Agreement, dated August 12, 2022, between BGC Partners, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 12, 2022)

2.1	Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)

2.2	Amendment No. 1, dated as of November 5, 2007, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)

2.3	Amendment No. 2, dated as of February 1, 2008, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)

2.4	Separation Agreement, dated as of March 31, 2008, by and among Cantor Fitzgerald, L.P., BGC Partners, LLC, BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

2.5	Purchase Agreement, dated as of April 1, 2013, by and among BGC Partners, Inc., BGC Partners, L.P., The NASDAQ OMX Group, Inc., and for certain limited purposes, Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013)

2.6	Tender Offer Agreement executed by BGC Partners, Inc., BGC Partners, L.P. and GFI Group Inc., dated February 19, 2015 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2015)

2.7	Stock Purchase Agreement by and among GFINet, Inc., GFI TP Holdings Pte Ltd, Intercontinental Exchange, Inc., and, solely for the purposes set forth therein, GFI Group Inc. and BGC Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 18, 2015)

2.8	Agreement and Plan of Merger, dated December 22, 2015, by and among BGC Partners, Inc., JPI Merger Sub 1, Inc., JPI Merger Sub 2, LLC, Jersey Partners Inc., New JP Inc., Michael Gooch and Colin Heffron (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2015)

2.9	Transaction Agreement, dated as of July 17, 2017, by and among BGC Partners, Inc. BGC Partners, L.P., Cantor Fitzgerald, L.P., Cantor Commercial Real Estate Company, L.P., Cantor Sponsor, L.P., CF Real Estate Finance Holdings, L.P. and CF Real Estate Finance Holdings GP, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 21, 2017)

2.10	Amended and Restated Separation and Distribution Agreement, dated as of November 23, 2018, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., BGC Global Holdings, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 27, 2018)

2.11	Agreement for the Sale and Purchase of the Share Capital of Ed Broking Group Limited and Besso Insurance Group Limited, Dated May 26, 2021, by and Among Tower Bridge (One) Limited, Ardonagh Specialty Holdings 2 Limited, The Ardonagh Group Limited and BGC Partners, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2021)

2.12	Deed of Variation in Respect of the Agreement for the Sale and Purchase of the Share Capital of Ed Broking Group Limited and Besso Insurance Group Limited, dated August 25, 2021, by and among Tower Bridge (One) Limited, Ardonagh Specialty Holdings 2 Limited, The Ardonagh Group Limited and BGC Partners, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2021)

2.13	Deed of Variation in Respect of the Agreement for the Sale and Purchase of the Share Capital of Ed Broking Group Limited and Besso Insurance Group Limited, dated October 31, 2021, by and among Tower Bridge (One) Limited, Ardonagh Specialty Holdings 2 Limited, The Ardonagh Group Limited and BGC Partners, Inc. (incorporated by reference to Exhibit 2.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2021)

2.14	Corporate Conversion Agreement, dated as of November 15, 2022, by and among BGC Partners, Inc., BGC Group, Inc., BGC Holdings, L.P., BGC GP, LLC, BGC Partners II, Inc., BGC Partners II, LLC, BGC Holdings Merger Sub, LLC and, solely for the purposes of certain provisions therein, Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 16, 2022)**

2.15	Amendment to the Corporate Conversion Agreement, dated as of March 29, 2023, by and among BGC Partners, Inc., BGC Group, Inc., BGC Holdings, L.P., BGC GP, LLC, BGC Partners II, Inc., BGC Partners II, LLC, BGC Holdings Merger Sub, LLC and, solely for the purposes of certain provisions therein, Cantor Fitzgerald, L.P.

3.1	Restated Certificate of Incorporation of BGC Partners, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016)

3.2	Amended and Restated Bylaws of BGC Partners, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

4.1	Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2023).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on April 18, 2008)

4.3	Indenture, dated as of June 26, 2012, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2012)

4.4	Fourth Supplemental Indenture, dated as of July 24, 2018, by and between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to the 5.375% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed with the SEC on July 25, 2018)

4.5	Form of 5.375% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2018)

4.6	Indenture, dated as of September 27, 2019, between BGC Partners, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on September 30, 2019)

4.7	First Supplemental Indenture, dated as of September 27, 2019, between BGC Partners, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed with the SEC on September 30, 2019)

4.8	Form of BGC Partners, Inc. 3.750% Senior Notes due 2024 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed with the SEC on September 30, 2019)

4.9	Second Supplemental Indenture, dated as of July 10, 2020, between BGC Partners, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 14, 2020)

4.10	Form of BGC Partners, Inc. 4.375% Senior Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 14, 2020)

10.1	Registration Rights Agreement, dated as of December 9, 1999, by and among eSpeed, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.2	Registration Rights Agreement by and between Cantor Fitzgerald, L.P. and BGC Partners, LLC, dated as of March 31, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.3	Administrative Services Agreement, dated as of March 6, 2008, by and between Cantor Fitzgerald, L.P. and BGC Partners, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.4	Administrative Services Agreement, dated as of August 9, 2007, by and among Tower Bridge International Services L.P. and BGC International (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.5	BGC Holdings, L.P. Participation Plan, effective as of April 1, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)*

10.6	Tax Receivable Agreement, dated as of March 31, 2008, by and between BGC Partners, LLC and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.7	License Agreement, dated as of April 1, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.8	Clearing Services Agreement, dated May 9, 2006, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.9	Amendment to Clearing Services Agreement, dated November 7, 2008, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.10	Second Amendment, dated August 16, 2010, to the Clearing Services Agreement, dated May 9, 2006, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2020)

10.11	Third Amendment , dated June 16, 2020, to the Clearing Services Agreement, dated May 9, 2006, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2020)

10.12	Agreement dated November 5, 2008 between BGC Partners, Inc. and Cantor Fitzgerald, L.P. regarding clearing capital (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2008)

10.13	First Amendment, dated June 16, 2020, to the Agreement between BGC Partners, Inc. and Cantor Fitzgerald, L.P. regarding clearing capital, dated November 5, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2020)

10.14	Subscription Agreement, dated March 16, 2010, among BGC Partners, Inc., BGC Holdings, L.P. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2010)

10.15	Registration Rights Agreement, dated as of April 1, 2010, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2010)

10.16	Tower Bridge International Services L.P. and BGC Brokers L.P. Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.17	Tower Bridge International Services L.P. and Cantor Fitzgerald Europe Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.18	Tower Bridge International Services L.P. and Cantor Index Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.19	Tower Bridge International Services L.P. and BGC International Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.20	Tower Bridge International Services L.P. and eSpeed International Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.21	Tower Bridge International Services L.P. and eSpeed Support Services Limited Administrative Services Agreement dated January 9, 2012 (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

10.22	Amended and Restated Change in Control Agreement dated August 3, 2011 between Howard W. Lutnick and BGC Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)*

10.23	Amended and Restated Change in Control Agreement dated August 3, 2011 between Stephen M. Merkel and BGC Partners, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)*

10.24	Amended and Restated Deed of Adherence, dated as of January 22, 2014, between Sean Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 28, 2014)*

10.25	Deed of Amendment, dated February 24, 2017, to the Amended and Restated Deed of Adherence, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.86 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2017)*

10.26	Deed of Amendment, dated November 5, 2020, to the Amended and Restated Deed of Adherence, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020)*

10.27	Consultancy Agreement, dated February 24, 2017, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.87 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2017)*

10.28	Amendment, dated November 5, 2020, to the Consultancy Agreement, dated February 24, 2017, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020)*

10.29	Letter Agreement, dated as of August 24, 2015, among BGC Partners, Inc., BGC Partners, L.P. and GFI Group Inc., relating to shareholder litigation and the Tender Offer Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015)

10.30	Eighth Amended and Restated Long Term Incentive Plan, dated as of November 22, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2021)*

10.31	Second Amended and Restated BGC Partners, Inc. Incentive Bonus Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 9, 2017)*

10.32	Amended and Restated Agreement of Limited Partnership of CF Real Estate Finance Holdings, L.P., dated as of September 8, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2017)

10.33	Second Amended and Restated Agreement of Limited Partnership of BGC Holdings, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.34	Amendment No. 1, dated November 8, 2018, to the Second Amended and Restated Agreement of Limited Partnership of BGC Holdings, L.P. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2018).

10.35	Second Amended and Restated Agreement of Limited Partnership of BGC Partners, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.36	Second Amended and Restated Agreement of Limited Partnership of BGC Global Holdings, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.37	Registration Rights Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.38	Tax Matters Agreement, dated as of December 13, 2017, by and among BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.39	Amended and Restated Tax Receivable Agreement, dated as of December 13, 2017, by and between Cantor Fitzgerald, L.P. and BGC Partners, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.40	Registration Rights Agreement, dated as of July 10, 2020, between BGC Partners, Inc. and the parties named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 14, 2020)

10.41	Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 23, 2018)

10.42	Amendment, dated August 6, 2018, to the Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2018)

10.43	Amended and Restated Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 23, 2018)

10.44	Credit Agreement, dated as of November 28, 2018, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 27, 2018)

10.45	First Amendment, dated December 11, 2019, to the Credit Agreement, dated as of November 28, 2018, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2019)

10.46	Second Amendment, dated February 26, 2020, to the Credit Agreement, dated as of November 28, 2018, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as the Administrative Agent. (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2021)

10.47	Amended and Restated Credit Agreement, dated as of March 10, 2022, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 14, 2022)

10.48	Support Agreement, dated as of November 15, 2022, by and among BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 16, 2022)**

10.49	Second Amendment, dated as of March 10, 2023, to the Second Amended and Restated Agreement of Limited Partnership of BGC Holdings, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s current Report on Form 8-K filed with the SEC on March 14, 2023)

21.1	List of subsidiaries of BGC Partners, Inc. (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2023)

23.1	Consent of Ernst & Young LLP (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2023)

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K)

101	Interactive data file

104	The cover page from this Amendment No. 1 to Annual Report on Form 10-K/A, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No.1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of April, 2023.

BGC Partners, Inc.

By:	/s/ Howard W. Lutnick
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive
Officer