Form 10-Q
period 2023-03-31
BGC Partners, Inc.
filed 2023-05-09
CIK 1094831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On May 5, 2023, the registrant had 338,487,099 shares of Class A common stock, $0.01 par value, and 45,884,380 shares of Class B common stock, $0.01 par value, outstanding.

BGC PARTNERS, INC.

GLOSSARY OF TERMS, ABBREVIATIONS AND ACRONYMS
The following terms, abbreviations and acronyms are used to identify frequently used terms and phrases that may be used in this report:

TERM	DEFINITION
3.750% Senior Notes	The Company’s $300.0 million principal amount of 3.750% senior notes maturing on October 1, 2024 and issued on September 27, 2019

4.375% Senior Notes	The Company’s $300.0 million principal amount of 4.375% senior notes maturing on December 15, 2025 and issued on July 10, 2020

5.375% Senior Notes	The Company’s $450.0 million principal amount of 5.375% senior notes maturing on July 24, 2023 and issued on July 24, 2018

Adjusted Earnings	A non-GAAP financial measure used by the Company to evaluate financial performance, which primarily excludes (i) certain non-cash items and other expenses that generally do not involve the receipt or outlay of cash and do not dilute existing stockholders, and (ii) certain gains and charges that management believes do not best reflect the ordinary results of BGC

ADV	Average daily volume

Algomi	Algomi Limited, a wholly owned subsidiary of the Company, acquired on March 6, 2020

API	Application Programming Interface

April 2008 distribution rights shares	Cantor’s deferred stock distribution rights provided to current and former Cantor partners on April 1, 2008

Aqua	Aqua Securities L.P., an alternative electronic trading platform, which offers new pools of block liquidity to the global equities markets and is a 49%-owned equity method investment of the Company and 51% owned by Cantor

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

Audit Committee	Audit Committee of the Board

August 2022 Sales Agreement	CEO Program sales agreement, by and between the Company and CF&Co, dated August 12, 2022, pursuant to which the Company can offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock

Besso	Besso Insurance Group Limited, formerly a wholly owned subsidiary of the Company, acquired on February 28, 2017. Sold to The Ardonagh Group on November 1, 2021 as part of the Insurance Business Disposition

BGC	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

BGC or our Class A common stock	BGC Partners Class A common stock, par value $0.01 per share

BGC or our Class B common stock	BGC Partners Class B common stock, par value $0.01 per share

BGC Credit Agreement	Agreement between the Company and Cantor, dated March 19, 2018, that provides for each party or its subsidiaries to borrow up to $250.0 million, as amended on August 6, 2018 to increase the facility to $400.0 million

BGC Entity Group	BGC, BGC Holdings, and BGC U.S. OpCo, and their respective subsidiaries (other than, prior to the Spin-Off, the Newmark Group), collectively

BGC Financial or BGCF	BGC Financial, L.P.

BGC Global OpCo	BGC Global Holdings, L.P., an operating partnership, which is owned jointly by BGC and BGC Holdings and holds the non-U.S. businesses of BGC

TERM	DEFINITION
BGC Group, Inc.	BGC Group, Inc., a Delaware corporation and currently a wholly owned subsidiary of BGC Partners. BGC Group was incorporated on April 19, 2021, solely for the purpose of effecting the Corporate Conversion and to serve as the new publicly traded holding company for the BGC businesses. Immediately following the Corporate Conversion, BGC Group, Inc. Class A common stock is expected to be listed on the Nasdaq Global Select Market under the ticker symbol “BGC.” BGC Group, Inc. has not carried on any activities other than in connection with the Corporate Conversion

BGC Holdings	BGC Holdings, L.P., an entity owned by Cantor, Founding Partners, BGC employee partners and, after the Separation, Newmark employee partners

BGC Holdings Distribution	Pro-rata distribution, pursuant to the Separation and Distribution Agreement, by BGC Holdings to its partners of all of the exchangeable limited partnership interests of Newmark Holdings owned by BGC Holdings immediately prior to the distribution, completed on the Distribution Date

BGC OpCos	BGC U.S. OpCo and BGC Global OpCo, collectively

BGC Partners	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

BGC U.S. OpCo	BGC Partners, L.P., an operating partnership, which is owned jointly by BGC and BGC Holdings and holds the U.S. businesses of BGC

Board	Board of Directors of the Company

Brexit	Exit of the U.K. from the EU

Cantor	Cantor Fitzgerald, L.P. and, where applicable, its subsidiaries

Cantor group	Cantor and its subsidiaries other than BGC Partners, including Newmark

Cantor units	Limited partnership interests of BGC Holdings or Newmark Holdings held by the Cantor group, which units are exchangeable into shares of BGC Class A common stock or BGC Class B common stock, or Newmark Class A common stock or Newmark Class B common stock, as applicable

CCRE	Cantor Commercial Real Estate Company, L.P.

CECL	Current Expected Credit Losses

CEO Program	Controlled equity offering program

CF&Co	Cantor Fitzgerald & Co., a wholly owned broker-dealer subsidiary of Cantor

CFGM	CF Group Management, Inc., the general partner of Cantor

CFS	Cantor Fitzgerald Securities, a wholly owned broker-dealer subsidiary of Cantor

CFTC	Commodity Futures Trading Commission

Charity Day	BGC’s annual event held on September 11th where employees of the Company raise proceeds for charity

Class B Issuance	Issuance by BGC of 10,323,366 and 712,907 shares of BGC Class B common stock to Cantor and CFGM, respectively, in exchange for an aggregate of 11,036,273 shares of BGC Class A common stock under the Exchange Agreement, completed on November 23, 2018

CLOB	Central Limit Order Book

CME	CME Group Inc., the company that acquired NEX in November 2018

Company	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

Company Debt Securities	The 5.375% Senior Notes, 3.750% Senior Notes, 4.375% Senior Notes and any future debt securities issued by the Company

TERM	DEFINITION
Compensation Committee	Compensation Committee of the Board

Contribution Ratio	Equal to a BGC Holdings limited partnership interest multiplied by one, divided by 2.2 (or 0.4545)

Corant	Corant Global Limited, BGC’s former Insurance brokerage business

Corporate Conversion	The Corporate Conversion of the BGC businesses through a series of mergers and related transactions pursuant to which BGC Partners and BGC Holdings will become wholly owned subsidiaries of BGC Group, Inc. Once the Corporate Conversion is completed, it will have the effect of transforming the organizational structure of the BGC businesses from an Up-C structure to a simplified “Full C-Corporation” structure

Corporate Conversion Agreement	The Corporate Conversion Agreement is the agreement entered into on November 15, 2022 by and among BGC Partners, BGC Holdings, BGC Group, Inc., and other affiliated entities, and, solely for the purposes of certain provisions therein, Cantor, that provides for the Corporate Conversion of the BGC businesses

Corporate Conversion Transactions	The Corporation Conversion Transactions refers to the series of mergers contemplated by the Corporate Conversion Agreement and related transactions

COVID-19	Coronavirus Disease 2019

CRD	Capital Requirements Directive

Credit Facility	A $150.0 million credit facility between the Company and an affiliate of Cantor entered into on April 21, 2017, which was terminated on March 19, 2018

DCM	Designated Contract Market

DCO	Derivatives Clearing Organization

Distribution Date	November 30, 2018, the date that BGC and BGC Holdings completed the Spin-Off and the BGC Holdings Distribution, respectively

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

ECB	European Central Bank

Ed Broking	Ed Broking Group Limited, formerly a wholly owned subsidiary of the Company, acquired on January 31, 2019 and sold to The Ardonagh Group on November 1, 2021 as part of the Insurance Business Disposition

EMIR	European Market Infrastructure Regulation

EPS	Earnings Per Share

Equity Plan	Eighth Amended and Restated Long Term Incentive Plan, approved by the Company’s stockholders at the annual meeting of stockholders on November 22, 2021

ESG	Environmental, social and governance, including sustainability or similar items

eSpeed	Various assets comprising the Fully Electronic portion of the Company’s former benchmark on-the-run U.S. Treasury brokerage, market data and co-location service businesses, sold to Nasdaq on June 28, 2013

EU	European Union

Exchange Act	Securities Exchange Act of 1934, as amended

Exchange Agreement	A letter agreement by and between BGC Partners and Cantor and CFGM, dated June 5, 2015, that grants Cantor and CFGM the right to exchange shares of BGC Class A common stock into shares of BGC Class B common stock on a one-to-one basis up to the limits described therein

Exchange Ratio	Ratio by which a Newmark Holdings limited partnership interest can be exchanged for shares of Newmark Class A or Class B common stock

TERM	DEFINITION
FASB	Financial Accounting Standards Board

FCA	Financial Conduct Authority of the U.K.

FCM	Futures Commission Merchant

FDIC	Federal Deposit Insurance Corporation

February 2012 distribution rights shares	Cantor’s deferred stock distribution rights provided to current and former Cantor partners on February 14, 2012

Fenics	BGC’s group of electronic brands, offering a number of market infrastructure and connectivity services, Fully Electronic marketplaces, and the Fully Electronic brokerage of certain products that also may trade via Voice and Hybrid execution, including market data and related information services, Fully Electronic brokerage, connectivity software, compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions; includes Fenics Growth Platforms and Fenics Markets

Fenics Growth Platforms	Consists of Fenics UST, Fenics GO, Lucera, Fenics FX and other newer standalone platforms

Fenics Integrated	Represents Fenics businesses that utilize sufficient levels of technology such that significant amounts of their transactions can be, or are, executed without broker intervention and have expected pre-tax margins of at least 25%

Fenics Markets	Consists of the Fully Electronic portions of BGC’s brokerage businesses, data, software and post-trade revenues that are unrelated to Fenics Growth Platforms, as well as Fenics Integrated revenues

FINRA	Financial Industry Regulatory Authority

FMX	BGC’s combined U.S. Treasury and Futures electronic marketplace

Founding Partners	Individuals who became limited partners of BGC Holdings in the mandatory redemption of interests in Cantor in connection with the 2008 separation and merger of Cantor’s BGC division with eSpeed, Inc. (provided that members of the Cantor group and Howard W. Lutnick (including any entity directly or indirectly controlled by Mr. Lutnick or any trust with respect to which he is a grantor, trustee or beneficiary) are not founding partners) and became limited partners of Newmark Holdings in the Separation

Founding/Working Partners	Holders of FPUs

FPUs	Founding/Working Partners units in BGC Holdings or Newmark Holdings that are generally redeemed upon termination of employment

Freedom	Freedom International Brokerage Company, a 45%-owned equity method investment of the Company

Fully Electronic	Broking transactions intermediated on a solely electronic basis rather than by Voice or Hybrid broking

Futures Exchange Group	CFLP CX Futures Exchange Holdings, LLC, CFLP CX Futures Exchange Holdings, L.P., CX Futures Exchange Holdings, LLC, CX Clearinghouse Holdings, LLC, CX Futures Exchange, L.P. and CX Clearinghouse, L.P.

FX	Foreign exchange

GDPR	General Data Protection Regulation

GFI	GFI Group Inc., a wholly owned subsidiary of the Company, acquired on January 12, 2016

GILTI	Global Intangible Low-Taxed Income

GUI	Graphical User Interface

HDUs	LPUs with capital accounts, which are liability awards recorded in “Accrued compensation” in the Company’s Consolidated Statements of Financial Condition

TERM	DEFINITION

Hybrid	Broking transactions executed by brokers and involving some element of Voice broking and electronic trading

ICAP	ICAP plc, a part of TP ICAP group, and a leading markets operator and provider of execution and information services

ICE	Intercontinental Exchange

Incentive Plan	The Company’s Second Amended and Restated Incentive Bonus Compensation Plan, approved by the Company’s stockholders at the annual meeting of stockholders on June 6, 2017

Insurance brokerage business	The insurance brokerage business of BGC, including Corant, Ed Broking, Besso, Piiq Risk Partners, Junge, Cooper Gay, Global Underwriting and Epsilon, which business was sold to The Ardonagh Group on November 1, 2021

Insurance Business Disposition	The sale of the Insurance brokerage business for $534.9 million in gross cash proceeds after closing adjustments, subject to limited post-closing adjustments, completed on November 1, 2021

IR Act	Inflation Reduction Act of 2022

LCH	London Clearing House

Legacy BGC Holdings Units	BGC Holdings LPUs outstanding immediately prior to the Separation

Legacy Newmark Holdings Units	Newmark Holdings LPUs issued in connection with the Separation

LIBOR	London Interbank Offering Rate

LPUs	Certain limited partnership units in BGC Holdings or Newmark Holdings held by certain employees of BGC Partners or Newmark and other persons who have provided services to BGC Partners or Newmark, which units may include APSIs, APSUs, AREUs, ARPSUs, HDUs, U.K. LPUs, N Units, PLPUs, PPSIs, PPSUs, PSEs, PSIs, PSUs, REUs, and RPUs, along with future types of limited partnership units in BGC Holdings or Newmark Holdings

Lucera	A wholly owned subsidiary of the Company, also known as “LFI Holdings, LLC” or “LFI,” which is a software defined network offering the trading community direct connectivity

March 2018 Form S-3	CEO Program shelf Registration Statement on Form S-3 filed on March 9, 2018

March 2018 Sales Agreement	CEO Program sales agreement, by and between the Company and CF&Co, dated March 9, 2018, pursuant to which the Company could offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock, which agreement expired in September 2021

MEA	Middle East and Africa region

MiFID II	Markets in Financial Instruments Directive II, a legislative framework instituted by the EU to regulate financial markets and improve protections for investors by increasing transparency and standardizing regulatory disclosures

Mint Brokers	A wholly owned subsidiary of the Company, acquired on August 19, 2010, registered as an FCM with both the CFTC and the NFA

Nasdaq	Nasdaq, Inc., formerly known as NASDAQ OMX Group, Inc.

NDF	Non-deliverable forwards

Newmark	Newmark Group, Inc. (NASDAQ symbol: NMRK), a publicly traded and former majority-owned subsidiary of BGC until the Distribution Date, and, where applicable, its consolidated subsidiaries

Newmark Class A common stock	Newmark Class A common stock, par value $0.01 per share

Newmark Class B common stock	Newmark Class B common stock, par value $0.01 per share

TERM	DEFINITION
Newmark Group	Newmark, Newmark Holdings, and Newmark OpCo and their respective subsidiaries, collectively
Newmark Holdings	Newmark Holdings, L.P.

Newmark IPO	Initial public offering of 23 million shares of Newmark Class A common stock by Newmark at a price of $14.00 per share in December 2017

Newmark OpCo	Newmark Partners, L.P., an operating partnership, which is owned jointly by Newmark and Newmark Holdings and holds the business of Newmark

NEX	NEX Group plc, an entity formed in December 2016, formerly known as ICAP

NFA	National Futures Association

Non-GAAP	A financial measure that differs from the most directly comparable measure calculated and presented in accordance with U.S. GAAP, such as Adjusted Earnings and Adjusted EBITDA

N Units	Non-distributing partnership units of BGC Holdings or Newmark Holdings that may not be allocated any item of profit or loss, and may not be made exchangeable into shares of Class A common stock, including NREUs, NPREUs, NLPUs, NPLPUs, NPSUs, and NPPSUs

OCI	Other comprehensive income (loss), including gains and losses on cash flow and net investment hedges, unrealized gains and losses on available for sale securities (in periods prior to January 1, 2018), certain gains and losses relating to pension and other retirement benefit obligations and foreign currency translation adjustments

OTC	Over-the-Counter

OTF	Organized Trading Facility, a regulated execution venue category introduced by MiFID II

PCD assets	Purchased financial assets with deterioration in credit quality since origination

Period Cost Method	Treatment of taxes associated with the GILTI provision as a current period expense when incurred rather than recording deferred taxes for basis differences

Poten & Partners	Poten & Partners Group, Inc., a wholly owned subsidiary of the Company, acquired on November 15, 2018

Preferred Distribution	Allocation of net profits of BGC Holdings or Newmark Holdings to holders of Preferred Units, at a rate of either 0.6875% (i.e., 2.75% per calendar year) or such other amount as set forth in the award documentation

Preferred Units	Preferred partnership units in BGC Holdings or Newmark Holdings, such as PPSUs, which are settled for cash, rather than made exchangeable into shares of Class A common stock, are only entitled to a Preferred Distribution, and are not included in BGC’s or Newmark’s fully diluted share count

Real Estate L.P.	CF Real Estate Finance Holdings, L.P., a commercial real estate-related financial and investment business controlled and managed by Cantor, of which Newmark owns a minority interest

Record Date	Close of business on November 23, 2018, in connection with the Spin-Off

Repurchase Agreements	Securities sold under agreements to repurchase that are recorded at contractual amounts, including interest, and accounted for as collateralized financing transactions

Revolving Credit Agreement	The Company’s unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, dated as of November 28, 2018, that provides for a maximum revolving loan balance of $350.0 million, bearing interest at either LIBOR or a defined base rate plus additional margin, amended on December 11, 2019 to extend the maturity date to February 26, 2021 and further amended on February 26, 2020 to extend the maturity date to February 26, 2023. On March 10, 2022, the agreement was amended and restated to increase the size of the credit facility to $375.0 million, bearing interest at either SOFR or a defined base rate plus additional margin, and extend the maturity date to March 10, 2025

ROU	Right-of-Use

TERM	DEFINITION
RSUs	BGC or Newmark unvested restricted stock units, payable in shares of BGC Class A common stock or Newmark Class A common stock, respectively, held by certain employees of BGC Partners or Newmark and other persons who have provided services to BGC Partners or Newmark, or issued in connection with certain acquisitions

Russia’s Invasion of Ukraine	Russia’s invasion of Ukraine, which led to imposed sanctions by the U.S., U.K., EU, and other countries on Russian counterparties

SaaS	Software as a Service

SBSEF	Security-based Swap Execution Facility

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

SEF	Swap Execution Facility

Separation	Principal corporate transactions pursuant to the Separation and Distribution Agreement, by which BGC, BGC Holdings and BGC U.S. OpCo and their respective subsidiaries (other than the Newmark Group) transferred to Newmark, Newmark Holdings and Newmark OpCo and their respective subsidiaries the assets and liabilities of the BGC Entity Group relating to BGC’s real estate services business, and related transactions, including the distribution of Newmark Holdings units to holders of units in BGC Holdings and the assumption and repayment of certain BGC indebtedness by Newmark

Separation and Distribution Agreement	Separation and Distribution Agreement, by and among the BGC Entity Group, the Newmark Group, Cantor and BGC Global OpCo, originally entered into on December 13, 2017, as amended on November 8, 2018 and amended and restated on November 23, 2018

SOFR	Secured Overnight Financing Rate

SPAC	Special Purpose Acquisition Company

SPAC Investment Banking Activities	Aurel’s investment banking activities with respect to SPACs

Spin-Off	Pro-rata distribution, pursuant to the Separation and Distribution Agreement, by BGC to its stockholders of all the shares of common stock of Newmark owned by BGC Partners immediately prior to the Distribution Date, with shares of Newmark Class A common stock distributed to the holders of shares of BGC Class A common stock (including directors and executive officers of BGC Partners) of record on the Record Date, and shares of Newmark Class B common stock distributed to the holders of shares of BGC Class B common stock (Cantor and CFGM) of record on the Record Date, completed on the Distribution Date

Tax Act	Tax Cuts and Jobs Act enacted on December 22, 2017

TDRs	Troubled Debt Restructurings

The Ardonagh Group	The Ardonagh Group Limited; the U.K.’s largest independent insurance broker and purchaser of BGC’s Insurance brokerage business completed on November 1, 2021

Tower Bridge	Tower Bridge International Services L.P., a subsidiary of the Company, which is 52%-owned by the Company and 48%-owned by Cantor

TP ICAP	TP ICAP plc, an entity formed in December 2016, formerly known as Tullett

Tradition	Compagnie Financière Tradition (which is majority owned by Viel & Cie)

Trident	Trident Brokerage Service LLC, a wholly owned subsidiary of the Company, acquired on February 28, 2023

Tullett	Tullett Prebon plc, a part of TP ICAP group and an interdealer broker, primarily operating as an intermediary in the wholesale financial and energy sectors

U.K.	United Kingdom

TERM	DEFINITION
U.S. GAAP or GAAP	Generally Accepted Accounting Principles in the United States of America

UBT	Unincorporated Business Tax

VIE	Variable Interest Entity

Voice	Voice-only broking transactions executed by brokers over the telephone

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “possible,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements.
Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:
•macroeconomic and other challenges and uncertainties resulting from Russia’s Invasion of Ukraine, rising global interest rates, inflation and the Federal Reserve’s responses thereto, including increasing interest rates, fluctuations in the U.S. dollar, liquidity concerns regarding banking and financial institutions, changes in the U.S. and global economies and financial markets, including economic activity, employment levels, supply chain issues and market liquidity, and increasing energy costs, as well as the various actions taken in response to the challenges and uncertainties by governments, central banks and others, including consumer and corporate clients and customers;
•the impact of the COVID-19 pandemic, including possible successive waves or variants of the virus, the emergence of new viruses, the continued distribution of effective vaccines and governmental and public reactions thereto, the combined impact of the flu and other seasonal illnesses, and the impact of a return to office for our employees on our operations;
•market conditions, including rising interest rates, fluctuations in the U.S. dollar, trading volume, turmoil across regional banks and certain global investment banks, currency fluctuations and volatility in the demand for the products and services we provide, possible disruptions in trading, potential deterioration of equity and debt capital markets and cryptocurrency markets, the impact of significant changes in interest rates generally and on our ability to access the capital markets as needed or on reasonable terms and conditions;
•pricing, commissions and fees, and market position with respect to any of our products and services and those of our competitors;
•the effect of industry concentration and reorganization, reduction of customers, and consolidation;
•liquidity, regulatory, cash and clearing capital requirements and the impact of credit market events, rising interest rates, fluctuations in the U.S. dollar, and market uncertainty, and political events and conflicts and actions taken by governments and businesses in response thereto on the credit markets and interest rates;
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

•market volatility as a result of the effects of rising interest rates, fluctuations in the U.S. dollar, global inflation rates, potential economic downturns, including recessions, and similar effects, which may not be predictable in future periods;
•economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including the pursuit of trade, border control or other related policies by the U.S. and/or other countries (including U.S.-China trade relations), recent economic and political volatility in the U.K., rising political and other tensions between the U.S. and China, political and labor unrest, conflict in the Middle East, Russia, Ukraine or other jurisdictions, the impact of U.S. government shutdowns, elections, political unrest, boycotts, stalemates or other social and political developments, and the impact of terrorist acts, acts of war or other violence or political unrest, as well as natural disasters or weather-related or similar events, including hurricanes and heat waves as well as power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services and the impacts of pandemics and other international health emergencies;
•risks inherent in doing business in international markets, and any failure to identify and manage those risks, as well as the impact of Russia’s ongoing Invasion of Ukraine and additional sanctions and regulations imposed by governments and related counter-sanctions, including any related reserves;
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
•the effect on our businesses of changes in interest rates, changes in benchmarks, including the transition away from LIBOR, the transition to alternative benchmarks such as SOFR, the effect on our business and revenues of the fluctuating U.S. dollar, rising interest rates and market uncertainty, the level of worldwide governmental debt issuances, austerity programs, government stimulus packages, increases and decreases in the federal funds interest rate and other actions to moderate inflation, increases or decreases in deficits and the impact of changing government tax rates, and other changes to monetary policy, and potential political impasses or regulatory requirements, including increased capital requirements for banks and other institutions or changes in legislation, regulations and priorities;
•extensive regulation of our businesses and customers, changes in regulations relating to financial services companies and other industries, and risks relating to compliance matters, including regulatory examinations, inspections, investigations and enforcement actions, and any resulting costs, increased financial and capital requirements, enhanced oversight, remediation, fines, penalties, sanctions, and changes to or restrictions or limitations on specific activities, including potential delays in accessing markets, including due to our regulatory status and actions, operations, and compensatory arrangements, and growth opportunities, including acquisitions, hiring, and new businesses, products, or services;
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
•information technology risks, including capacity constraints, failures, or disruptions in our systems or those of the clients, counterparties, exchanges, clearing facilities, or other parties with which we interact, including increased demands on such systems and on the telecommunications infrastructure from remote working, cyber-security risks and incidents, compliance with regulations requiring data minimization and protection and preservation of records of access and transfers of data, privacy risk and exposure to potential liability and regulatory focus;
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
•the impact of reductions to our dividends and distributions and the timing and amounts of any future dividends or distributions, including our ability to meet expectations with respect to payments of dividends and distributions and repurchases of shares of our Class A common stock and purchases or redemptions of limited partnership interests in BGC Holdings, or other equity interests in us or any of our other subsidiaries, including the BGC OpCos, including from Cantor, our executive officers, other employees, partners, and others, and the net proceeds to be realized by us from offerings of shares of BGC Class A common stock and Company Debt Securities, and our ability to pay any excise tax that may be imposed on the repurchase of shares; and
•the effect on the markets for and trading prices of our Class A common stock and Company Debt Securities of various offerings and other transactions, including offerings of our Class A common stock and convertible or exchangeable debt or other securities, our repurchases of shares of our Class A common stock and purchases or redemptions of BGC Holdings limited partnership interests or other equity interests in us or in our subsidiaries, any exchanges by Cantor of shares of our Class A common stock for shares of our Class B common stock, any exchanges or redemptions of limited partnership units and issuances of shares of our Class A common stock in connection therewith, including in corporate or partnership restructurings, our payment of dividends on our Class A common stock and distributions on limited partnership interests in BGC Holdings and the BGC OpCos, convertible arbitrage, hedging, and other transactions engaged in by us or holders of our outstanding shares, Company Debt Securities or other securities, share sales and stock pledge, stock loans, and other financing transactions by holders of our shares (including by Cantor or others), including of shares acquired pursuant to our employee benefit plans, unit exchanges and redemptions, corporate or partnership restructurings, acquisitions, conversions of shares of our Class B common stock and our other convertible securities into shares of our Class A common stock, and distributions of our Class A common stock by Cantor to its partners, including the April 2008 and February 2012 distribution rights shares.
The foregoing risks and uncertainties, as well as those risks and uncertainties set forth in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022, may cause actual results and events to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Quarterly Report on Form 10-Q with the SEC, and future results or events could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

WHERE YOU CAN FIND MORE INFORMATION
We file annual, quarterly and current reports, proxy statements and other information with the SEC. These filings are available to the public from the SEC’s website at www.sec.gov.
Our website address is www.bgcpartners.com. Through our website we make available, free of charge, the following documents as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC: our Annual Reports on Form 10-K; our proxy statements for our annual and special stockholder meetings; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; Forms 3, 4 and 5 and Schedules 13D with respect to our securities filed on behalf of Cantor, CFGM, our directors and our executive officers; and amendments to those documents. Our website also contains additional information with respect to our industry and businesses. The information contained on, or that may be accessed through, our website is not part of, and is not incorporated into, this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except per share data)
(unaudited)

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$493,496	$484,989
Cash segregated under regulatory requirements	16,424	17,021
Financial instruments owned, at fair value	41,302	39,319
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	1,852,062	559,680
Accrued commissions and other receivables, net	330,544	288,471
Loans, forgivable loans and other receivables from employees and partners, net	352,719	319,612
Fixed assets, net	181,059	183,478
Investments	38,810	38,575
Goodwill	502,017	486,585
Other intangible assets, net	204,553	192,783
Receivables from related parties	4,135	1,444
Other assets	467,150	463,014
Total assets	$4,484,271	$3,074,971
Liabilities, Redeemable Partnership Interest, and Equity
Short-term borrowings	$1,968	$1,917
Accrued compensation	176,629	176,781
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	1,675,926	404,675
Payables to related parties	2,918	10,550
Accounts payable, accrued and other liabilities	688,801	683,104
Notes payable and other borrowings	1,121,588	1,049,217
Total liabilities	3,667,830	2,326,244
Commitments, contingencies and guarantees (Note 19)
Redeemable partnership interest	15,423	15,519
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 750,000 shares authorized; 487,809 and 471,934 shares issued at March 31, 2023 and December 31, 2022, respectively; and 340,874 and 325,858 shares outstanding at March 31, 2023 and December 31, 2022, respectively	4,878	4,719
Class B common stock, par value $0.01 per share; 150,000 shares authorized; 45,884 shares issued and outstanding at each of March 31, 2023 and December 31, 2022, convertible into Class A common stock	459	459
Additional paid-in capital	2,604,259	2,559,418
Treasury stock, at cost: 146,935 and 146,076 shares of Class A common stock at March 31, 2023 and December 31, 2022, respectively	(715,081)	(711,454)
Retained deficit	(1,122,827)	(1,138,066)
Accumulated other comprehensive income (loss)	(43,522)	(45,431)
Total stockholders’ equity	728,166	669,645
Noncontrolling interest in subsidiaries	72,852	63,563
Total equity	801,018	733,208
Total liabilities, redeemable partnership interest, and equity	$4,484,271	$3,074,971
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Commissions	$377,288	$356,664
Principal transactions	114,929	115,601
Fees from related parties	3,957	3,317
Data, software and post-trade	27,122	24,127
Interest and dividend income	5,315	2,435
Other revenues	4,256	4,320
Total revenues	532,867	506,464
Expenses:
Compensation and employee benefits	267,214	257,268
Equity-based compensation and allocations of net income to limited partnership units and FPUs	81,373	57,876
Total compensation and employee benefits	348,587	315,144
Occupancy and equipment	41,165	38,663
Fees to related parties	8,440	5,725
Professional and consulting fees	15,701	15,631
Communications	27,939	27,891
Selling and promotion	14,616	10,938
Commissions and floor brokerage	15,265	17,343
Interest expense	15,742	14,303
Other expenses	12,508	17,775
Total expenses	499,963	463,413
Other income (losses), net:
Gains (losses) on equity method investments	2,062	2,803
Other income (loss)	(1,735)	(496)
Total other income (losses), net	327	2,307
Income (loss) from operations before income taxes	33,231	45,358
Provision (benefit) for income taxes	12,061	14,657
Consolidated net income (loss)	$21,170	$30,701
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	2,192	4,729
Net income (loss) available to common stockholders	$18,978	$25,972
Per share data:
Basic earnings (loss) per share
Net income (loss) available to common stockholders	$18,978	$25,972
Basic earnings (loss) per share	$0.05	$0.07
Basic weighted-average shares of common stock outstanding	375,220	368,323
Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$24,155	$33,638
Fully diluted earnings (loss) per share	$0.05	$0.07
Fully diluted weighted-average shares of common stock outstanding	501,067	502,877
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Consolidated net income (loss)	$21,170	$30,701
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,268	3,795
Total other comprehensive income (loss), net of tax	2,268	3,795
Comprehensive income (loss)	23,438	34,496
Less: Comprehensive income (loss) attributable to noncontrolling interest in subsidiaries, net of tax	2,551	5,099
Comprehensive income (loss) attributable to common stockholders	$20,887	$29,397
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$21,170	$30,701
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Fixed asset depreciation and intangible asset amortization	19,059	18,399
Employee loan amortization and reserves on employee loans	13,900	9,894
Equity-based compensation and allocations of net income to limited partnership units and FPUs	81,373	57,876
Deferred compensation expense	11	30
Losses (gains) on equity method investments	(2,062)	(2,803)
Unrealized/realized losses (gains) on financial instruments owned, at fair value and other investments	1,325	(136)
Amortization of discount (premium) on notes payable	855	700
Impairment of fixed assets, intangible assets and investments	1,770	2,120
Deferred tax provision (benefit)	1,128	1,509
Change in estimated acquisition earn-out payables	674	224
Forfeitures of Class A common stock	(49)	—
Other	—	780
Consolidated net income (loss), adjusted for non-cash and non-operating items	139,154	119,294
Decrease (increase) in operating assets:
Financial instruments owned, at fair value	(1,563)	5,041
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(1,291,324)	(1,592,749)
Accrued commissions receivable, net	(36,347)	(45,382)
Loans, forgivable loans and other receivables from employees and partners, net	(44,604)	(16,600)
Receivables from related parties	(2,617)	(2,174)
Other assets	(2,091)	(5,292)
Increase (decrease) in operating liabilities:
Repurchase agreements	—	7,511
Accrued compensation	(5,297)	(8,364)
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	1,270,560	1,546,421
Payables to related parties	(7,220)	23,952
Accounts payable, accrued and other liabilities	5,836	(41,541)
Net cash provided by (used in) operating activities	$24,487	$(9,883)
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(2,327)	$(1,030)
Capitalization of software development costs	(12,210)	(11,042)
Purchase of equity method investments	—	(343)
Proceeds from equity method investments	1,828	77
Payments for acquisitions, net of cash and restricted cash acquired	(26,177)	—
Purchase of assets	(110)	—
Net cash provided by (used in) investing activities	$(38,996)	$(12,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt and collateralized borrowings	$(61,621)	$(1,584)
Issuance of long-term debt and collateralized borrowings, net of deferred issuance costs	135,000	(6)
Earnings distributions to limited partnership interests and other noncontrolling interests	(14,263)	(6,868)
Redemption and repurchase of limited partnership interests	(34,454)	(11,794)
Dividends to stockholders	(3,739)	(3,710)
Repurchase of Class A common stock	(4,208)	—
Net cash provided by (used in) financing activities	$16,715	$(23,962)
Effect of exchange rate changes on Cash and cash equivalents and Cash segregated under regulatory requirements	5,704	2,970
Net increase (decrease) in Cash and cash equivalents, and Cash segregated under regulatory requirements	7,910	(43,213)
Cash and cash equivalents and Cash segregated under regulatory requirements at beginning of period	502,010	566,799
Cash and cash equivalents and Cash segregated under regulatory requirements at end of period	$509,920	$523,586
Supplemental cash information:
Cash paid during the period for taxes	$9,593	$4,353
Cash paid during the period for interest	14,615	13,283
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$31,179	$14,809
Issuance of Class A and contingent Class A common stock and limited partnership interests for acquisitions	2,761	1,976
ROU assets and liabilities	1,625	1,686
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2023
(in thousands, except share and per share amounts)
(unaudited)

	BGC Partners, Inc. Stockholders						Noncontrolling Interest in Subsidiaries	Total
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2023	$4,719	$459	$2,559,418	$(711,454)	$(1,138,066)	$(45,431)	$63,563	$733,208
Consolidated net income (loss)	—	—	—	—	18,978	—	2,192	21,170
Other comprehensive income (loss), net of tax	—	—		—	—	1,909	359	2,268
Equity-based compensation, 2,096,003 shares	21	—	5,374	—	—	—	1,665	7,060
Dividends to common stockholders	—	—	—	—	(3,739)	—	—	(3,739)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(6,453)	(6,453)
Grant of exchangeability and redemption of limited partnership interests, issuance of 13,144,521 shares	131	—	36,694	—	—	—	11,724	48,549
Issuance of Class A common stock (net of costs), 13,303 shares	—	—	186	—	—	—	10	196
Redemption of FPUs, 22,914 units	—	—	—	—	—	—	(66)	(66)
Repurchase of Class A common stock, 845,890 shares	—	—	—	(3,575)	—	—	(633)	(4,208)
Forfeiture of Class A common stock, 49,201 shares	—	—	10	(52)	—	—	(7)	(49)
Contributions of capital to and from Cantor for equity-based compensation	—	—	271	—	—	—	84	355
Grant of exchangeability, redemption of limited partnership interests and issuance of Class A common stock and RSUs for acquisitions, 658,246 shares	7	—	2,340	—	—	—	414	2,761
Other	—	—	(34)	—	—	—	—	(34)
Balance, March 31, 2023	$4,878	$459	$2,604,259	$(715,081)	$(1,122,827)	$(43,522)	$72,852	$801,018

	For the three months ended March 31,
	2023	2022	2022	2021
Dividends declared per share of common stock	$0.01	$0.01
Dividends declared and paid per share of common stock	$0.01	$0.01
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2022
(in thousands, except share amounts)
(unaudited)

	BGC Partners, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2022	$4,359	$459	$2,451,135	$(623,734)	$(1,171,919)	$(40,548)	$43,563	$663,315
Consolidated net income (loss)	—	—	—	—	25,972	—	4,729	30,701
Other comprehensive gain, net of tax	—	—	—	—	—	3,425	370	3,795
Equity-based compensation, 1,981,088 shares	20	—	4,773	—	—	—	1,506	6,299
Dividends to common stockholders	—	—	—	—	(3,710)	—	—	(3,710)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	1,577	1,577
Grant of exchangeability and redemption of limited partnership interests, issuance of 6,643,090 shares	67	—	22,533	—	—	—	7,447	30,047
Issuance of Class A common stock (net of costs), 4,956 shares	—	—	148	—	—	—	4	152
Redemption of FPUs, 29,388 units	—	—	—	—	—	—	(84)	(84)
Contributions of capital to and from Cantor for equity-based compensation	—	—	1,392	—	—	—	438	1,830
Grant of exchangeability, redemption of limited partnership interests and issuance of Class A common stock and RSUs for acquisitions, 911,677 shares	9	—	1,661	—	—	—	306	1,976
Other	—	—	(234)	—	—	—	—	(234)
Balance, March 31, 2022	$4,455	$459	$2,481,408	$(623,734)	$(1,149,657)	$(37,123)	$59,856	$735,664

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC PARTNERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Organization and Basis of Presentation
Business Overview
BGC Partners, Inc. is a leading global financial brokerage and technology company servicing the global financial markets. Through brands including BGC®, Fenics®, GFI®, Sunrise Brokers™, Poten & Partners®, and RP Martin®, among others, the Company’s businesses specialize in the brokerage of a broad range of products, including fixed income such as government bonds, corporate bonds, and other debt instruments, as well as related interest rate derivatives and credit derivatives. Additionally, the Company provides brokerage products across FX, Equities, Energy and Commodities, Shipping, and Futures and Options. The Company’s businesses also provide a wide variety of services, including trade execution, connectivity solutions, brokerage services, clearing, trade compression, and other post-trade services, information, and other back-office services to a broad assortment of financial and non-financial institutions.
BGC Partners’ integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use the Company’s Voice, Hybrid, or, in many markets, Fully Electronic brokerage services in connection with transactions executed either OTC or through an exchange. Through the Company’s Fenics® group of electronic brands, BGC Partners offers a number of market infrastructure and connectivity services, including the Company’s Fully Electronic marketplaces, and the Fully Electronic brokerage of certain products that also may trade via the Company’s Voice and Hybrid execution platforms. The full suite of Fenics® offerings includes the Company’s Fully Electronic and Hybrid brokerage, market data and related information services, trade compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions. Fenics® brands also operate under the names Fenics®, FMX™, FMX Futures Exchange™, Fenics Markets Xchange™, Fenics Futures Exchange™, Fenics UST™, Fenics FX™, Fenics Repo™, Fenics Direct™, Fenics MID™, Fenics Market Data™, Fenics GO™, Fenics PortfolioMatch™, kACE2®, and Lucera®.
BGC, BGC Partners, BGC Trader, GFI, GFI Ginga, CreditMatch, Fenics, Fenics.com, FMX, Sunrise Brokers, Poten & Partners, RP Martin, kACE2, Capitalab, Swaptioniser, CBID, and Lucera are trademarks/service marks, and/or registered trademarks/service marks of BGC Partners, Inc. and/or its affiliates.
The Company’s customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, and investment firms. BGC Partners has dozens of offices globally in major markets including New York and London, as well as in Bahrain, Beijing, Bogotá, Brisbane, Cape Town, Chicago, Copenhagen, Dubai, Dublin, Frankfurt, Geneva, Hong Kong, Houston, Johannesburg, Madrid, Manila, Melbourne, Mexico City, Miami, Milan, Monaco, Nyon, Paris, Perth, Rio de Janeiro, Santiago, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tel Aviv, Tokyo, Toronto, Wellington, and Zurich.
Basis of Presentation
The Company’s unaudited Condensed Consolidated Financial Statements and Notes to the unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC and in conformity with U.S. GAAP. Accordingly, they do not include all information and footnotes required by U.S. GAAP for annual financial statements, as such, the information in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The Company’s unaudited Condensed Consolidated Financial Statements include the Company’s accounts and all subsidiaries in which the Company has a controlling interest. Intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.
During the second quarter of 2022, the Company combined “Realized losses (gains) on marketable securities,” “Unrealized losses (gains) on marketable securities,” and “Losses (gains) on other investments” on the unaudited Condensed Consolidated Statements of Cash Flows into “Losses (gains) on marketable securities and other investments.” The recognition of gains and losses related to these investments are similar in nature and immaterial to the financial statements in the three month periods ending March 31, 2023 and 2022.
During the third quarter of 2022, the Company renamed “Securities owned” as “Financial instruments owned, at fair value” and combined it with “Marketable securities” on the unaudited Condensed Consolidated Statements of Financial Condition. In addition, “Losses (gains) on marketable securities and other investments” was renamed as “Unrealized/realized losses (gains) on financial instruments owned, at fair value and other investments” on the unaudited Condensed Consolidated Statements of Cash Flows.
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
Spin-Off of Newmark
On November 30, 2018, the Company completed the Spin-Off. See Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings,” and Note 13—“Related Party Transactions” for more information.
Recently Adopted Accounting Pronouncements
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
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The standard improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability, as well as payment terms and their effect on subsequent revenue recognized by the acquirer. The ASU requires companies to apply guidance in ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination, and, thus, creates an exception to the general recognition and measurement principle in ASC 805, Business Combinations. BGC adopted the standard on the required effective date beginning January 1, 2023 using a prospective transition method for business combinations occurring on or after the effective date. The adoption of this guidance did not have a material impact on the Company’s unaudited Condensed Consolidated Financial Statements.
In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The guidance is intended to improve the decision usefulness of information provided to investors about certain loan refinancings, restructurings, and write-offs. The standard eliminates the recognition and measurement guidance on TDRs for creditors that have adopted ASC 326, Financial Instruments — Credit Losses and requires them to make enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. The new guidance also requires public business entities to present current-period gross write-offs (on a current year-to-date basis for interim-period disclosures) by year of origination in their vintage disclosures. BGC adopted the standard on the required effective date beginning January 1, 2023. The guidance for recognition and measurement of TDRs was applied using a prospective transition method, and the amendments related to disclosures will be applied prospectively. The adoption of this guidance did not have a material impact on the Company’s unaudited Condensed Consolidated Financial Statements.
In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Debt Restructurings Disclosure of Supplier Finance Program Obligations. The guidance requires entities to disclose the key terms of supplier finance programs they use in connection with the purchase of goods and services along with information about their obligations under these programs, including a rollforward of those obligations. BGC adopted the standard on the required effective date beginning on January 1, 2023, except for the rollforward requirement, which is effective for the Company beginning on January 1, 2024. The guidance was adopted using a retrospective application to all periods in which a balance sheet is presented, and the rollforward disclosure requirement, when effective, will be applied prospectively. The adoption of this guidance did not have a material impact on the Company’s unaudited Condensed Consolidated Financial Statements.
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
As a result of the Separation, limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time who held a BGC Holdings limited partnership interest received a corresponding Newmark Holdings limited partnership interest, determined by the Contribution Ratio, which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2, divided by the Exchange Ratio. Initially, the Exchange Ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the Exchange Ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. The Exchange Ratio as of March 31, 2023 equaled 0.9252.
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
3.    Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, see Note 3—“Summary of Significant Accounting Policies,” in its consolidated financial statements included in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2022. During the three months ended March 31, 2023, there were no significant changes made to the Company’s significant accounting policies.
4.    Acquisitions
Trident
On February 28, 2023 the Company completed the acquisition of Trident, primarily operating as a commodity brokerage and research company, offering OTC and exchange traded energy and environmental products.
Total Consideration
The total consideration for all acquisitions during the three months ended March 31, 2023 was approximately $35.9 million, subject to post-closing adjustments, which includes cash, restricted shares of BGC Class A common stock, and an earn-out payable in cash and restricted shares of BGC Class A common stock. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill totaling $14.8 million.
There were no acquisitions completed by the Company during the year ended December 31, 2022.
Except where otherwise noted, the results of operations of the Company’s acquisition has been included in the Company’s unaudited Condensed Consolidated Financial Statements subsequent to the date of acquisition. The Company has made a preliminary allocation of the consideration to the assets acquired and liabilities assumed as of the acquisition date, and expects to finalize its analysis with respect to the acquisition within the first year after the completion of the transaction. Therefore, adjustments to the preliminary allocation may occur.
5.     Divestitures
The Company had no gains or losses from divestitures or sale of investments during both the three months ended March 31, 2023 and 2022.

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
Basic Earnings Per Share:
The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Basic earnings (loss) per share:
Net income (loss) available to common stockholders	$18,978	$25,972
Basic weighted-average shares of common stock outstanding	375,220	368,323
Basic earnings (loss) per share	$0.05	$0.07
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
The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Fully diluted earnings (loss) per share
Net income (loss) available to common stockholders	$18,978	$25,972
Allocations of net income (loss) to limited partnership interests, net of tax	5,177	7,666
Net income (loss) for fully diluted shares	$24,155	$33,638
Weighted-average shares:
Common stock outstanding	375,220	368,323
Partnership units¹	120,451	129,680
RSUs (Treasury stock method)	4,008	3,681
Other	1,388	1,193
Fully diluted weighted-average shares of common stock outstanding	501,067	502,877
Fully diluted earnings (loss) per share	$0.05	$0.07
____________________________
1Partnership units collectively include FPUs, LPUs, and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for more information).
For the three months ended March 31, 2023, an immaterial amount of potentially dilutive securities were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. For the three months ended March 31, 2022, 0.1 million of potentially dilutive securities were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for both the three months ended March 31, 2023 and 2022 were comprised of RSUs.

As of March 31, 2023 and 2022, approximately 45.7 million and 36.4 million shares, respectively, of contingent shares of BGC Class A common stock, N units, RSUs, and LPUs were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the respective period.
7.    Stock Transactions and Unit Redemptions
Class A Common Stock
Changes in shares of BGC Class A common stock outstanding were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Shares outstanding at beginning of period	325,858	317,023
Share issuances:
Redemptions/exchanges of limited partnership interests¹	13,145	6,643
Vesting of RSUs	2,096	1,982
Acquisitions	658	912
Other issuances of BGC Class A common stock	13	3
Restricted stock forfeitures	(49)	—
Treasury stock repurchases	(846)	—
Shares outstanding at end of period	340,875	326,563
____________________________
1Included in redemptions/exchanges of limited partnership interests for the three months ended March 31, 2023 and 2022 are 6.9 million shares of BGC Class A common stock granted in connection with the cancellation of 7.3 million LPUs, and 3.3 million shares of BGC Class A common stock granted in connection with the cancellation of 3.3 million LPUs, respectively. Because LPUs are included in the Company’s fully diluted share count if dilutive, redemptions/exchanges in connection with the issuance of BGC Class A common stock would not impact the fully diluted number of shares outstanding.
Class B Common Stock
The Company did not issue any shares of BGC Class B common stock during the three months ended March 31, 2023 and 2022. As of both March 31, 2023 and December 31, 2022, there were 45.9 million shares of BGC Class B common stock outstanding.
CEO Program
On March 8, 2021, the Company filed a CEO Program shelf Registration Statement on Form S-3 with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock from time to time on a delayed or continuous basis (the “March 2021 Form S-3”). On July 8, 2022, the Company filed an amendment to the March 2021 Form S-3. On August 3, 2022, the March 2021 Form S-3 was declared effective by the SEC, and the Company entered into the August 2022 Sales Agreement on August 12, 2022. CF&Co is a wholly-owned subsidiary of Cantor and an affiliate of the Company. Under the August 2022 Sales Agreement, the Company agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. As of March 31, 2023, the Company had not sold any shares of BGC Class A common stock or paid any commission to CF&Co under the August 2022 Sales Agreement.
Unit Redemptions and Share Repurchase Program
The Company’s Board and Audit Committee have authorized repurchases of BGC Class A common stock and redemptions of limited partnership interests or other equity interests in the Company’s subsidiaries. On November 4, 2022, the Board and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of March 31, 2023, the Company had $372.1 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units.
The tables below represent the units redeemed and/or shares repurchased for cash and do not include units redeemed/cancelled in connection with the grant of shares of BGC Class A common stock nor the limited partnership interests exchanged for shares of BGC Class A common stock. The gross unit redemptions and share repurchases of BGC Class A common stock during the three months ended March 31, 2023 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted-Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That Could Be Redeemed/ Purchased Under the Program at March 31, 2023
Redemptions[1]
January 1, 2023—March 31, 2023	23	$3.90
Repurchases[2]
January 1, 2023—January 31, 2023	—	$—
February 1, 2023—February 28, 2023	—	—
March 1, 2023—March 31, 2023	846	4.97
Total Redemptions and Repurchases	869	$4.95	$372,115

___________________________
1.The Company redeemed an immaterial amount of LPUs during the three months ended March 31, 2023. During the three months ended March 31, 2023, the Company redeemed 23 thousand FPUs at an aggregate redemption price of $0.1 million for a weighted-average price of $3.90 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 6.9 million shares of BGC Class A common stock during the three months ended March 31, 2023, nor the limited partnership interests exchanged for 6.3 million shares of BGC Class A common stock during the three months ended March 31, 2023.
2.During the three months ended March 31, 2023, the Company repurchased 0.8 million shares of BGC Class A common stock at an aggregate price of $4.2 million for a weighted-average price of $4.97 per share.
The gross unit redemptions and share repurchases of BGC Class A common stock during the three months ended March 31, 2022 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted-Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That Could Be Redeemed/ Purchased Under the Program at March 31, 2022
Redemptions[1]
January 1, 2022—March 31, 2022	43	$4.01
Repurchases[2]
January 1, 2022—March 31, 2022	—	$—
Total Redemptions and Repurchases	43	$4.01	$191,635

____________________________
1During the three months ended March 31, 2022, the Company redeemed 14 thousand LPUs at an aggregate redemption price of $59 thousand for a weighted-average price of $4.30 per unit. During the three months ended March 31, 2022, the Company redeemed 29 thousand FPUs at an aggregate redemption price of $114 thousand for a weighted-average price of $3.88 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 3.3 million shares of BGC Class A common stock during the three months ended March 31, 2022, nor the limited partnership interests exchanged for 3.8 million shares of BGC Class A common stock during the three months ended March 31, 2022.
2The Company did not repurchase shares of BGC Class A common stock during the three months ended March 31, 2022.
Redeemable Partnership Interest
The changes in the carrying amount of FPUs were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$15,519	$18,761
Consolidated net income allocated to FPUs	236	468
Earnings distributions	—	(1,074)
FPUs exchanged	(309)	(339)
FPUs redeemed	(23)	(30)
Balance at end of period	$15,423	$17,786

8.    Financial Instruments Owned, at Fair Value
Financial instruments owned, at fair value primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total Financial instruments owned, at fair value were $41.3 million and $39.3 million as of March 31, 2023 and December 31, 2022, respectively. For additional information, see Note 12—“Fair Value of Financial Assets and Liabilities.”
These instruments are measured at fair value, with any changes in fair value recognized in earnings in the Company’s unaudited Condensed Consolidated Statements of Operations. The Company recognized unrealized net losses of $33 thousand and $9 thousand for the three months ended March 31, 2023 and 2022, respectively, related to the mark-to-market adjustments on such instruments.
9.    Collateralized Transactions
Repurchase Agreements
Securities sold under Repurchase Agreements are accounted for as collateralized financing transactions and are recorded at the contractual amount for which the securities will be repurchased, including accrued interest. As of both March 31, 2023, and December 31, 2022, the Company had not facilitated any Repurchase Agreements.
10.    Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers
Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts (see Note 11—“Derivatives”). As of March 31, 2023 and December 31, 2022, Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers[1]:
Contract values of fails to deliver	$1,639,830	$404,076
Receivables from clearing organizations	170,925	132,149
Other receivables from broker-dealers and customers	30,842	19,693
Net pending trades	3,420	—
Open derivative contracts	7,045	3,762
Total	$1,852,062	$559,680
Payables to broker-dealers, clearing organizations, customers and related broker-dealers[1]:
Contract values of fails to receive	$1,529,893	$362,682
Payables to clearing organizations	122,224	16,855
Other payables to broker-dealers and customers	16,241	15,871
Net pending trades	—	1,634
Open derivative contracts	7,568	7,633
Total	$1,675,926	$404,675
____________________________
1Includes receivables and payables with Cantor. See Note 13—“Related Party Transactions” for additional information.
Substantially all open fails to deliver, open fails to receive and pending trade transactions as of March 31, 2023 have subsequently settled at the contracted amounts.
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
The fair value of derivative contracts, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	March 31, 2023			December 31, 2022
Derivative contract	Assets	Liabilities	Notional Amounts[1]	Assets	Liabilities	Notional Amounts[1]
FX swaps	$6,453	$5,662	$742,441	$3,134	$5,796	$586,020
Forwards	564	977	248,746	603	569	197,278
Interest rate swaps	28	—	103,231,849	25	—	2,114,412
Futures	—	929	4,733,162	—	1,268	4,253,088
Total	$7,045	$7,568	$108,956,198	$3,762	$7,633	$7,150,798
____________________________

1Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of the Company’s derivative activity, and do not represent anticipated losses.
Certain of the Company’s FX swaps are with Cantor. See Note 13—“Related Party Transactions,” for additional information related to these transactions.
The replacement costs of contracts in a gain position were $7.0 million and $3.8 million, as of March 31, 2023 and December 31, 2022, respectively.
The following tables present information about the offsetting of derivative instruments (in thousands):

	March 31, 2023
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition[1]
Assets
FX swaps	$6,994	$(541)	$6,453
Forwards	588	(24)	564
Interest rate swaps	19,710	(19,682)	28
Futures	47,987	(47,987)	—
Total derivative assets	$75,279	$(68,234)	$7,045
Liabilities
FX swaps	$6,203	$(541)	$5,662
Forwards	1,001	(24)	977
Futures	48,916	(47,987)	929
Interest rate swaps	19,682	$(19,682)	—
Total derivative liabilities	$75,802	$(68,234)	$7,568

	December 31, 2022
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition[1]
Assets
FX swaps	$3,623	$(489)	$3,134
Forwards	746	(143)	603
Interest Rate Swaps	895	(870)	25
Futures	64,769	(64,769)	—
Total derivative assets	$70,033	$(66,271)	$3,762
Liabilities
FX swaps	$6,285	$(489)	$5,796
Futures	66,037	(64,769)	1,268
Forwards	712	(143)	569
Interest Rate Swaps	870	(870)	—
Total derivative liabilities	$73,904	$(66,271)	$7,633
____________________________
1There were no additional balances in gross amounts not offset as of either March 31, 2023 or December 31, 2022.
The change in fair value of derivative contracts is reported as part of “Principal transactions” in the Company’s unaudited Condensed Consolidated Statements of Operations.

The table below summarizes gains and (losses) on derivative contracts (in thousands):

	Three Months Ended March 31,
Derivative contract	2023	2022
Futures	$3,421	$4,409
FX swaps	770	329
FX/commodities options	41	100
Interest rate swaps	28	—
Gains, net	$4,260	$4,838

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
The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	Assets at Fair Value at March 31, 2023
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Financial instruments owned, at fair value—Domestic government debt	$31,943	$—	$—	$—	$31,943
Financial instruments owned, at fair value—Foreign government debt	—	8,850	—	—	8,850
Financial instruments owned, at fair value—Equities	489	—	—	—	489
Financial instruments owned, at fair value—Corporate bonds	—	20	—	—	20
FX swaps	—	6,994	—	(541)	6,453
Forwards	—	588	—	(24)	564
Interest rate swaps	—	19,710	—	(19,682)	28
Futures	—	47,987	—	(47,987)	—
Total	$32,432	$84,149	$—	$(68,234)	$48,347

	Liabilities at Fair Value at March 31, 2023
	Level 1	Level 2	Level 3	Netting and Collateral	Total
FX swaps	$—	$6,203	$—	$(541)	$5,662
Forwards	—	1,001	—	(24)	977
Futures	—	48,916	—	(47,987)	929
Interest rate swaps	—	19,682	—	(19,682)	—
Contingent consideration	—	—	27,673	—	27,673
Total	$—	$75,802	$27,673	$(68,234)	$35,241

	Assets at Fair Value at December 31, 2022
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Financial instruments owned, at fair value—Domestic government debt	$31,175	$—	$—	$—	$31,175
Financial instruments owned, at fair value—Foreign government debt	—	7,678	—	—	7,678
Financial instruments owned, at fair value—Equities	466	—	—	—	466
FX swaps	—	3,623	—	(489)	3,134
Forwards	—	746	—	(143)	603
Interest rate swaps	—	895		(870)	25
Futures	—	64,769	—	(64,769)	—
Total	$31,641	$77,711	$—	$(66,271)	$43,081

	Liabilities at Fair Value at December 31, 2022
	Level 1	Level 2	Level 3	Netting and Collateral	Total
FX swaps	—	6,285	—	(489)	5,796
Futures	$—	$66,037	$—	$(64,769)	$1,268
Forwards	—	712	—	(143)	569
Interest rate swaps	—	870	—	(870)	—
Contingent consideration	—	—	24,279	—	24,279
Total	$—	$73,904	$24,279	$(66,271)	$31,912
Level 3 Financial Liabilities
Changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2023 were as follows (in thousands):

							Unrealized (gains) losses for the period included in:
	Opening Balance at January 1, 2023	Total realized and unrealized (gains) losses included in Net income (loss)¹	Unrealized (gains) losses included in Other comprehensive income (loss)²	Purchases/ Issuances	Sales/ Settlements	Closing Balance at March 31, 2023	Net (income) loss on Level 3 Assets/Liabilities Outstanding at March 31, 2023	Other comprehensive income (loss) on Level 3 Assets/Liabilities Outstanding at March 31, 2023
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$24,279	$674	$—	$4,675	$(1,955)	$27,673	$924	$—
____________________________

1Realized and unrealized gains (losses) are reported in “Other income (loss),” in the Company’s unaudited Condensed Consolidated Statements of Operations.
2Unrealized gains (losses) are reported in “Foreign currency translation adjustments,” in the Company’s unaudited Condensed Consolidated Statements of Comprehensive Income (Loss).
Changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2022 were as follows (in thousands):

							Unrealized (gains) losses for the period included in:
	Opening Balance at January 1, 2022	Total realized and unrealized (gains) losses included in Net income (loss)¹	Unrealized (gains) losses included in Other comprehensive income (loss)²	Purchases/ Issuances	Sales/ Settlements	Closing Balance at March 31, 2022	Net (income) loss on Level 3 Assets/Liabilities Outstanding at March 31, 2022	Other comprehensive income (loss) on Level 3 Assets/Liabilities Outstanding at March 31, 2022
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$29,756	$224	$—	$—	$(2,126)	$27,854	$224	$—
____________________________
1Realized and unrealized gains (losses) are reported in “Other income (loss),” in the Company’s unaudited Condensed Consolidated Statements of Operations.
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
Quantitative Information About Level 3 Fair Value Measurements on a Recurring Basis
The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value as of March 31, 2023
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
				Discount rate[1]	7.2%-10.2%	9.5%

Contingent consideration	$—	$27,673	Present value of expected payments	Probability of meeting earnout and contingencies	90%-100%	98.3%[2]
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

Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of March 31, 2023 and December 31, 2022, the present value of expected payments related to the Company’s contingent consideration was $27.7 million and $24.3 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, was $33.3 million and $34.7 million, as of March 31, 2023 and December 31, 2022, respectively.
Fair Value Measurements on a Non-Recurring Basis
Pursuant to the recognition and measurement guidance for equity investments, equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. The Company applied the measurement alternative to equity securities with the fair value of $82.5 million and $83.8 million, which were included in “Other assets” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2023 and December 31, 2022, respectively. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.
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
For the three months ended March 31, 2023 and 2022, Cantor’s share of the net profit in Tower Bridge was $0.1 million and $0.3 million, respectively. This net profit is included as part of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited Condensed Consolidated Statements of Operations.
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
For the three months ended March 31, 2023 and 2022, the Company recognized related party revenues of $4.0 million and $3.3 million, respectively, for the services provided to Cantor. These revenues are included as part of “Fees from related parties” in the Company’s unaudited Condensed Consolidated Statements of Operations.
In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an administrative services agreement whereby certain employees of Cantor are deemed leased employees of the Company. For the three months ended March 31, 2023 and 2022, the Company was charged $23.9 million and $21.2 million, respectively, for the services provided by Cantor and its affiliates, of which $15.5 million and $15.5 million, respectively, were to cover compensation to leased employees for these periods. The fees charged by Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited Condensed Consolidated Statements of Operations. The fees charged by Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Purchase of Futures Exchange Group
On July 30, 2021, the Company completed the purchase of the Futures Exchange Group for a purchase price of $4.9 million at closing, plus the cash held at closing by the Futures Exchange Group, and an earn-out, only payable out of the Company’s portion of the profits of the Futures Exchange Group, capped at the amount Cantor contributed to the Futures Exchange Group prior to closing. The transaction has been accounted for as a transaction between entities under common control.
As part of the purchase of the Futures Exchange Group, Cantor has agreed to indemnify the Company for certain expenses arising at the Futures Exchange Group up to a maximum of $1.0 million. As of both March 31, 2023 and December 31, 2022, the Company had recorded assets of $1.0 million in the Company’s unaudited Condensed Consolidated Statements of Financial Condition for this indemnity.
Newmark Spin-Off
The Separation and Distribution Agreement sets forth certain agreements among BGC, Cantor, Newmark and their respective subsidiaries relating to the Spin-Off. For additional information, see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” herein and Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” and Note 14—“Related Party Transactions” to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Clearing Capital Agreement with Cantor
In November 2008, the Company entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on the Company's behalf. In June 2020, this clearing capital agreement was amended to cover Cantor providing clearing services in all eligible financial products to the Company and not just U.S. Treasury and U.S. government agency securities. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to BGC, Cantor shall be entitled to request from the Company cash or other collateral acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement or Cantor will post cash or other collateral on BGC's behalf for a commercially reasonable charge. During the three months ended March 31, 2023 and 2022, the Company was charged $0.3 million and $0.2 million, respectively, by Cantor for the cash or other collateral posted by Cantor on BGC's behalf. Cantor had not requested any cash or other property from us as collateral as of March 31, 2023.
Other Agreements with Cantor
The Company is authorized to enter into short-term arrangements with Cantor to cover any delivery failures in connection with U.S. Treasury securities transactions and to share equally in any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of March 31, 2023, and December 31, 2022, Cantor had not facilitated any Repurchase Agreements between the Company and Cantor.

To more effectively manage the Company’s exposure to changes in FX rates, the Company and Cantor have agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to FX currency hedging between the Company and Cantor. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of the Company and Cantor is utilized to determine the shares of profit or loss allocated to each for the period. For the three months ended March 31, 2023 and 2022, the Company recognized its share of FX gains of $1.3 million and $0.3 million, respectively. These gains are included as part of “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Pursuant to the separation agreement relating to the Company’s acquisition of certain BGC businesses from Cantor in 2008, Cantor has a right, subject to certain conditions, to be the Company’s customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use market data from the Company without any cost. Any future related-party transactions or arrangements between the Company and Cantor are subject to the prior approval by the Audit Committee. During the three months ended March 31, 2023 and 2022, the Company recorded revenues from Cantor entities of $22 thousand and $70 thousand, respectively, related to commissions paid to the Company by Cantor. These revenues are included as part of “Commissions” in the Company’s unaudited Condensed Consolidated Statements of Operations.
The Company and Cantor are authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.
In August 2013, the Audit Committee authorized the Company to invest up to $350.0 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used by the Company from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including policies related to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of both March 31, 2023 and December 31, 2022, the Company did not have any investments in the program.
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
On November 23, 2018, in the Class B Issuance, BGC Partners issued 10.3 million shares of BGC Partners Class B common stock to Cantor and 0.7 million shares of BGC Partners Class B common stock to CFGM, in each case in exchange for shares of BGC Class A common stock owned by Cantor and CFGM, respectively, on a one-to-one basis pursuant to the Exchange Agreement. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Partners by Cantor or CFGM for the Class B Issuance. Following this exchange, Cantor and its affiliates have the right to exchange under the Exchange Agreement up to an aggregate of 23.6 million shares of BGC Class A common stock, now owned or subsequently acquired, or its Cantor units in BGC Holdings, into shares of BGC Class B common stock. As of March 31, 2023, Cantor and CFGM did not own any shares of BGC Class A common stock.
The Company and Cantor have agreed that any shares of BGC Class B common stock issued in connection with the Exchange Agreement would be deducted from the aggregate number of shares of BGC Class B common stock that may be issued to the Cantor entities upon exchange of Cantor units in BGC Holdings. Accordingly, the Cantor entities will not be entitled to receive any more shares of BGC Class B common stock under this agreement than they were otherwise eligible to receive upon exchange of exchangeable limited partnership units.
On March 19, 2018, the Company entered into the BGC Credit Agreement with Cantor. The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the previous Credit Facility between BGC and an affiliate of Cantor. On August 6, 2018, the Company entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that could be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2024, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of both March 31, 2023 and December 31, 2022, there were no borrowings by BGC or Cantor outstanding under this Agreement. The Company did not record any interest expense related to the Agreement for the three months ended March 31, 2023 and 2022.
As part of the Company’s cash management process, the Company may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of both March 31, 2023 and December 31, 2022, the Company had no reverse repurchase agreements outstanding.
Receivables from and Payables to Related Broker-Dealers
Amounts due to or from Cantor and Freedom, one of the Company’s equity method investments, are for transactional revenues under a technology and services agreement with Freedom, as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. As of March 31, 2023 and December 31, 2022, the Company had receivables from Freedom of $2.0 million and $1.4 million, respectively. As of March 31, 2023 and December 31, 2022, the Company had $6.5 million and $3.1 million, respectively, in receivables from Cantor related to open derivative contracts. As of March 31, 2023 and December 31, 2022, the Company had $6.1 million and $5.8 million, respectively, in payables to Cantor related to open derivative contracts. As of March 31, 2023, the Company had $716.7 million in payables to Cantor related to fails and pending trades. As of December 31, 2022, the Company did not have any receivables from and payables to Cantor related to fails and pending trades.
Loans, Forgivable Loans and Other Receivables from Employees and Partners, Net
The Company has entered into various agreements with certain employees and partners whereby these individuals receive loans which may be either wholly or in part repaid from the distributions that the individuals receive on some or all of their LPUs and from proceeds of the sale of the employees’ shares of BGC Class A common stock, or may be forgiven over a period of time. The forgivable portion of these loans is recognized as compensation expense over the life of the loan. From time to time, the Company may also enter into agreements with employees and partners to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements.
As of March 31, 2023 and December 31, 2022, the aggregate balance of employee loans, net, was $352.7 million and $319.6 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. Compensation expense for the above-mentioned employee loans for the three months ended March 31, 2023 and 2022 was $13.9 million and $9.9 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Interest income on the above-mentioned employee loans for the three months ended March 31, 2023 and 2022 was $1.8 million and $1.2 million, respectively. The interest income related to these employee loans is included as part of “Interest and dividend income” in the Company’s unaudited Condensed Consolidated Statements of Operations.
CEO Program and Other Transactions with CF&Co
As discussed in Note 7—“Stock Transactions and Unit Redemptions,” the Company entered into the August 2022 Sales Agreement with CF&Co as the Company’s sales agent under the CEO Program. During both the three months ended March 31, 2023 and 2022, the Company did not sell any shares of Class A common stock under the August 2022 Sales Agreement. For both the three months ended March 31, 2023 and 2022, the Company was not charged for services provided by CF&Co related to the CEO Program with CF&Co. The net proceeds of any shares sold would be included as part of “Additional paid-in capital” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
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
On October 3, 2014, management was granted approval by the Board and Audit Committee to enter into stock loan transactions with CF&Co utilizing equities securities. Such stock loan transactions will bear market terms and rates. As of March 31, 2023, and December 31, 2022, the Company did not have any Securities loaned transactions with CF&Co.
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
On June 11, 2020, the Company’s Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by the Company of up to $50.0 million of Company Debt Securities. Repurchases of Company Debt Securities, if any, are expected to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption. Under the authorization, the Company may make repurchases of Company Debt Securities for cash from time to time in the open market or in privately negotiated transactions upon such terms and at such prices as management may determine. Additionally, the Company is authorized to make any such repurchases of Company Debt Securities through CF&Co (or its affiliates), in its capacity as agent or principal, or such other broker-dealers as management shall determine to utilize from time to time, and such repurchases shall be subject to brokerage commissions which are no higher than standard market commission rates. As of March 31, 2023, the Company had $50.0 million remaining under its debt repurchase authorization.
On July 10, 2020, the Company issued an aggregate of $300.0 million principal amount of 4.375% Senior Notes. In connection with this issuance of the 4.375% Senior Notes, the Company recorded $0.2 million in underwriting fees payable to CF&Co. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor purchased $14.5 million of such senior notes and still held such notes as of March 31, 2023.
Under rules adopted by the CFTC, all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the NFA and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered FCM. From time to time, the Company’s foreign-based brokers engage in interest rate swap transactions with U.S.-based counterparties, and, therefore, the Company is subject to the CFTC requirements. Mint Brokers has entered into guarantees on behalf of the Company, and the Company is required to indemnify Mint Brokers for the amounts, if any, paid by Mint Brokers on behalf of the Company pursuant to this arrangement. Effective April 1, 2020, these guarantees were transferred to Mint Brokers from CF&Co. During both the three months ended March 31, 2023 and 2022, the Company recorded fees of $31 thousand, respectively, related to these guarantees. These fees were included in “Fees to related parties” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Cantor Rights to Purchase Cantor Units from BGC Holdings
Cantor has the right to purchase Cantor units from BGC Holdings upon redemption of non-exchangeable FPUs redeemed by BGC Holdings upon termination or bankruptcy of the Founding/Working Partner. In addition, pursuant to Article Eight, Section 8.08, of the Second Amended and Restated BGC Holdings Limited Partnership Agreement, where either current, terminating, or terminated partners are permitted by the Company to exchange any portion of their FPUs and Cantor consents to such exchangeability, the Company shall offer to Cantor the opportunity for Cantor to purchase the same number of Cantor units in BGC Holdings at the price that Cantor would have paid for Cantor units had the Company redeemed the FPUs. If Cantor acquires any Cantor units as a result of the purchase or redemption by BGC Holdings of any FPUs, Cantor will be entitled to the benefits (including distributions) of such units it acquires from the date of termination or bankruptcy of the applicable Founding/Working Partner. In addition, any such Cantor units purchased by Cantor are currently exchangeable for up to 23.6 million shares of BGC Class B common stock or, at Cantor’s election or if there are no such additional shares of BGC Class B common stock, shares of BGC Class A common stock, in each case on a one-for-one basis (subject to customary anti-dilution adjustments).

On May 17, 2022, Cantor purchased from BGC Holdings an aggregate of 427,494 Cantor units for an aggregate consideration of $841,010 as a result of the redemption of 427,494 FPUs, and 52,681 Cantor units for an aggregate consideration of $105,867 as a result of the exchange of 52,681 FPUs.
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
As of March 31, 2023, there were 0.4 million FPUs in BGC Holdings remaining which BGC Holdings had the right to redeem or exchange and with respect to which Cantor will have the right to purchase an equivalent number of Cantor units following such redemption or exchange.
Cantor Aurel Revenue Sharing Agreement
On June 24, 2021, the Board and Audit Committee authorized the Company’s French subsidiary, Aurel BGC SAS, to enter into a revenue sharing agreement pursuant to which Cantor shall provide services to Aurel to support Aurel’s investment banking activities with respect to special purpose acquisition companies. The services provided by Cantor to Aurel in support of such SPAC Investment Banking Activities shall include referral of clients, structuring advice, financial advisory services, referral of investors, deal execution services, and other advisory services in support of Aurel’s SPAC Investment Banking Activities pursuant to its French investment services license. As compensation, Cantor shall receive a revenue share of 80% of Aurel’s net revenue attributable to SPAC Investment Banking Activities. The term of the revenue sharing agreement was for an initial period of 12 months, which automatically renews each year unless either party provides notice of termination at least three months prior to the anniversary. Aurel is also authorized to serve as bookrunner, underwriter or advisor in connection with French SPACs which are sponsored by Cantor at market rates for such services. For both the three months ended March 31, 2023 and 2022, Aurel had no revenue or fees payable to Cantor attributable to SPAC Investment Banking Activities.
Transactions with Executive Officers and Directors
On March 14, 2022, the Compensation Committee approved the grant of exchange rights to Sean Windeatt with respect to 135,514 non-exchangeable BGC Holdings LPU-NEWs and 27,826 non-exchangeable PLPU-NEWs (at the average determination price of $4.84 per unit). On August 11, 2022, the Company repurchased 135,514 exchangeable BGC Holdings LPU-NEWs held by Mr. Windeatt at the price of $4.08 per unit, which was the closing price of BGC Class A common stock on August 11, 2022, and redeemed 27,826 exchangeable PLPU-NEWs held by Mr. Windeatt for $134,678, less applicable taxes and withholdings.
Transactions with the Relief Fund
During the year ended December 31, 2015, the Company committed to make charitable contributions to the Cantor Fitzgerald Relief Fund in the amount of $40.0 million, which was included in “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations for the year ended December 31, 2015 and “Accounts payable, accrued and other liabilities” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. As of March 31, 2023 and December 31, 2022, the Company did not have any remaining liability associated with this commitment.
As of both March 31, 2023 and December 31, 2022, the Company had an additional liability to the Cantor Fitzgerald Relief Fund and The Cantor Foundation (UK) for $9.2 million, which included $6.4 million of additional expense taken in September 2022, above the original $40.0 million commitment.
Other Transactions
As of December 31, 2021, BGC recognized $8.3 million, payable to Newmark, which is included as part of “Payables to related parties” and “Accounts payable, accrued and other liabilities,” respectively, in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. The payable was a result of taxes paid by Newmark on its share of taxable income which were included as part of the Company’s consolidated tax return in the periods prior to the Spin-Off. BGC repaid the $8.3 million tax payment to Newmark during the first three months ended March 31, 2022. There was no outstanding payable to Newmark as of March 31, 2023.
The Company was authorized to enter into loans, investments or other credit support arrangements for Aqua, an alternative electronic trading platform that offered new pools of block liquidity to the global equities markets; such arrangements were proportionally and on the same terms as similar arrangements between Aqua and Cantor. On February 15, 2022 and February 25, 2021, the Board and Audit Committee increased the authorized amount by an additional $1.0 million and $1.0 million, respectively, to an aggregate of $21.2 million. The Company had been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. Aqua was 51% owned by Cantor and 49% owned by the Company. Aqua was accounted for under the equity method. During the three months ended March 31, 2023, the Company did not make any contribution to Aqua. During the three months ended March 31, 2022, the Company made $0.3 million in contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
The Company has also entered into a subordinated loan agreement with Aqua, whereby the Company loaned Aqua the principal sum of $980 thousand. The scheduled maturity date on the subordinated loan is September 1, 2024, and the current rate of interest on the loan is three month LIBOR plus 600 basis points. The loan to Aqua is recorded as part of “Receivables from related parties” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. In November 2022, the subordinated loan was designated as a non-accrual loan, and therefore, the Company did not recognize any interest income on this loan. In the fourth quarter of 2022, the Company wrote off $550 thousand of the subordinated loan, which was recorded as part of “Other expenses” on the Company’s Consolidated Statements of Operations for the year ended December 31, 2022. As of March 31, 2023, the Company has a remaining loan receivable of $430 thousand as part of “Receivables from related parties” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
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
14.    Investments
Equity Method Investments
The carrying value of the Company’s equity method investments was $38.6 million as of March 31, 2023 and $38.4 million as of December 31, 2022, and is included in “Investments” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
The Company recognized gains of $2.1 million and $2.8 million related to its equity method investments for the three months ended March 31, 2023 and 2022, respectively. The Company’s share of the net gains or losses is reflected in “Gains (losses) on equity method investments” in the Company’s unaudited Condensed Consolidated Statements of Operations.
For the three months ended March 31, 2023 and 2022, the Company did not record impairment charges related to existing equity method investments. The Company did not sell any equity method investments during the three months ended March 31, 2023 and 2022.
See Note 13—“Related Party Transactions,” for information regarding related party transactions with unconsolidated entities included in the Company’s unaudited Condensed Consolidated Financial Statements.
Investments Carried Under Measurement Alternative
The Company has acquired equity investments for which it did not have the ability to exert significant influence over operating and financial policies of the investees. These investments are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. The carrying value of these investments as of both March 31, 2023 and December 31, 2022 was $0.2 million, and they are included in “Investments” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. The Company did not recognize any gains, losses, or impairments relating to investments carried under the measurement alternative for both the three months ended March 31, 2023 and 2022.
In addition, the Company owns membership shares, which are included in “Other assets” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition as of both March 31, 2023 and December 31, 2022. These equity investments are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. The Company recognized $1.3 million of unrealized losses and $0.1 million of unrealized gains to reflect observable transactions for these shares during the three months ended March 31, 2023 and 2022, respectively. The unrealized gains (losses) are reflected in “Other income (loss)” in the Company’s unaudited Condensed Consolidated Statements of Operations.

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
The following table sets forth the Company’s investment in its unconsolidated VIEs and the maximum exposure to loss with respect to such entities (in thousands):

	March 31, 2023		December 31, 2022
	Investment	Maximum Exposure to Loss	Investment	Maximum Exposure to Loss
Variable interest entities¹	$1,440	$1,870	$2,530	$2,959
____________________________
1The Company has entered into a subordinated loan agreement with Aqua, whereby the Company agreed to lend the principal sum of $980 thousand. The Company’s maximum exposure to loss with respect to its unconsolidated VIEs includes the sum of its equity investments in its unconsolidated VIEs and the remaining $430 thousand of the subordinated loan to Aqua.
Consolidated VIE
The Company invested in a limited liability company that is focused on developing a proprietary trading technology. The limited liability company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $8.8 million and $9.2 million as of March 31, 2023 and December 31, 2022, respectively, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $1.4 million as of both March 31, 2023 and December 31, 2022. The Company’s exposure to economic loss on this VIE was $5.3 million and $5.5 million as of March 31, 2023 and December 31, 2022, respectively.

15.    Fixed Assets, Net
Fixed assets, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Computer and communications equipment	$97,365	$95,730
Software, including software development costs	330,239	320,275
Leasehold improvements and other fixed assets	94,802	94,875
	522,406	510,880
Less: accumulated depreciation and amortization	(341,347)	(327,402)
Fixed assets, net	$181,059	$183,478
Depreciation expense was $5.5 million and $5.7 million for the three months ended March 31, 2023 and 2022, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s unaudited Condensed Consolidated Statements of Operations.
The Company has $5.9 million and $5.8 million of asset retirement obligations related to certain of its leasehold improvements as of March 31, 2023 and December 31, 2022, respectively. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit adjusted risk-free interest rate in effect when the liability was initially recognized.
For the three months ended March 31, 2023 and 2022, software development costs totaling $12.2 million and $11.0 million, respectively, were capitalized. Amortization of software development costs totaled $9.9 million and $8.4 million for the three months ended March 31, 2023 and 2022, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s unaudited Condensed Consolidated Statements of Operations.

Impairment charges of $1.8 million and $2.1 million were recorded for the three months ended March 31, 2023 and 2022, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s unaudited Condensed Consolidated Statements of Operations.
16.    Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill
Balance at December 31, 2022	$486,585
Acquisitions	14,831
Cumulative translation adjustment	601
Balance at March 31, 2023	$502,017
For additional information on Goodwill, see Note 4—“Acquisitions.”
Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets.
Other intangible assets consisted of the following (in thousands, except weighted-average remaining life):

	March 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$195,879	$86,414	$109,465	9.2
Technology	23,997	23,997	—	N/A
Noncompete agreements	20,143	19,125	1,018	3.7
Patents	11,582	10,488	1,094	3.1
All other	18,457	7,757	10,700	10.0
Total definite life intangible assets	270,058	147,781	122,277	9.2
Indefinite life intangible assets:
Trade names	79,570	—	79,570	N/A
Licenses	2,252	—	2,252	N/A
Domain name	454	—	454	N/A
Total indefinite life intangible assets	82,276	—	82,276	N/A
Total	$352,334	$147,781	$204,553	9.2

	December 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$173,436	$74,337	$99,099	9.3
Technology	23,997	23,997	—	N/A
Noncompete agreements	19,818	19,078	740	3.9
Patents	11,473	10,430	1,043	3.1
All other	17,035	7,442	9,593	8.7
Total definite life intangible assets	245,759	135,284	110,475	9.2
Indefinite life intangible assets:
Trade names	79,570	—	79,570	N/A
Licenses	2,284	—	2,284	N/A
Domain name	454	—	454	N/A
Total indefinite life intangible assets	82,308	—	82,308	N/A
Total	$328,067	$135,284	$192,783	9.2
Intangible amortization expense was $3.7 million and $4.3 million for the three months ended March 31, 2023 and 2022, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations. There were no impairment charges for the Company’s definite and indefinite life intangibles for the three months ended March 31, 2023 and 2022.
The estimated future amortization expense of definite life intangible assets as of March 31, 2023 is as follows (in millions):

2023	$12.1
2024	16.1
2025	16.1
2026	15.7
2027	11.4
2028 and thereafter	50.9
Total	$122.3
17.    Notes Payable, Other and Short-Term Borrowings
Notes payable, other and short-term borrowings consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Unsecured senior revolving credit agreement	$73,295	$—
5.375% Senior Notes due July 24, 2023	449,577	449,243
3.750% Senior Notes due October 1, 2024	298,765	298,558
4.375% Senior Notes due December 15, 2025	298,321	298,165
Collateralized borrowings	1,630	3,251
Total Notes payable and other borrowings	1,121,588	1,049,217
Short-term borrowings	1,968	1,917
Total Notes payable, other and short-term borrowings	$1,123,556	$1,051,134
Unsecured Senior Revolving Credit Agreement
On November 28, 2018, the Company entered into the Revolving Credit Agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, which replaced the previously existing committed unsecured senior revolving credit agreement. The maturity date of the Revolving Credit Agreement was November 28, 2020, and the maximum revolving loan balance was $350.0 million. Borrowings under this Revolving Credit Agreement bore interest at either LIBOR or a defined base rate plus additional margin. On December 11, 2019, the Company entered into an amendment to the Revolving Credit Agreement. Pursuant to the amendment, the maturity date was extended to February 26, 2021. On February 26, 2020, the Company entered into a second amendment to the Revolving Credit Agreement, pursuant to which the maturity date was extended by two years to February 26, 2023. There was no change to the interest rate or the maximum revolving loan balance. On March 10, 2022, the Company entered into an amendment and restatement of the senior unsecured revolving credit agreement, pursuant to which the maturity date was extended to March 10, 2025, the size of the credit facility was increased to $375.0 million, and borrowings under this agreement will bear interest based on either SOFR or a defined base rate plus additional margin. As of March 31, 2023 there were $73.3 million of borrowings outstanding, net of deferred financing costs of $1.7 million, under the Revolving Credit Agreement. As of December 31, 2022, there were no borrowings outstanding under the Revolving Credit Agreement. The rate on the outstanding borrowings was 6.52% for the three months ended March 31, 2023. The Company recorded interest expense related to the Revolving Credit Agreement of $1.2 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.
Senior Notes
The Company’s Senior Notes are recorded at amortized cost. The carrying amounts and estimated fair values of the Company’s Senior Notes were as follows (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.375% Senior Notes due July 24, 2023	$449,577	$448,997	$449,243	$449,007
3.750% Senior Notes due October 1, 2024	298,765	289,538	298,558	286,894
4.375% Senior Notes due December 15, 2025	298,321	281,972	298,165	281,114
Total	$1,046,663	$1,020,507	$1,045,966	$1,017,015
The fair values of the Senior Notes were determined using observable market prices as these securities are traded, and based on whether they are deemed to be actively traded, the 5.375% Senior Notes, the 3.750% Senior Notes, and the 4.375% Senior Notes are considered Level 2 within the fair value hierarchy.
5.375% Senior Notes
On July 24, 2018, the Company issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes. The 5.375% Senior Notes are general senior unsecured obligations of the Company. The 5.375% Senior Notes bear interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The 5.375% Senior Notes will mature on July 24, 2023. The Company may redeem some or all of the 5.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture related to the 5.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes was $444.2 million, net of the discount and debt issuance costs of $5.8 million. The issuance costs are amortized as interest expense and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 5.375% Senior Notes as of March 31, 2023 was $449.6 million. The Company recorded interest expense related to the 5.375% Senior Notes of $6.4 million for each of the three months ended March 31, 2023 and 2022.
3.750% Senior Notes
On September 27, 2019, the Company issued an aggregate of $300.0 million principal amount of 3.750% Senior Notes. The 3.750% Senior Notes are general unsecured obligations of the Company. The 3.750% Senior Notes bear interest at a rate of 3.750% per year, payable in cash on April 1 and October 1 of each year, commencing April 1, 2020. The 3.750% Senior Notes will mature on October 1, 2024. The Company may redeem some or all of the 3.750% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 3.750% Senior Notes was $296.1 million, net of discount and debt issuance costs of $3.9 million. The issuance costs are amortized as interest expense and the carrying value of the 3.750% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 3.750% Senior Notes was $298.8 million as of March 31, 2023. The Company recorded interest expense related to the 3.750% Senior Notes of $3.0 million for each of the three months ended March 31, 2023 and 2022.
4.375% Senior Notes
On July 10, 2020, the Company issued an aggregate of $300.0 million principal amount of 4.375% Senior Notes. The 4.375% Senior Notes are general unsecured obligations of the Company. The 4.375% Senior Notes bear interest at a rate of 4.375% per year, payable in cash on June 15 and December 15 of each year, commencing December 15, 2020. The 4.375% Senior Notes will mature on December 15, 2025. The Company may redeem some or all of the 4.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture). If a “Change of Control Triggering Event” (as set forth in the Indenture) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 4.375% Senior Notes was $296.8 million, net of discount and debt issuance costs of $3.2 million. The issuance costs are amortized as interest expense and the carrying value of the 4.375% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 4.375% Senior Notes was $298.3 million as of March 31, 2023. The Company recorded interest expense related to the 4.375% Senior Notes of $3.4 million for each of the three months ended March 31, 2023 and 2022.
Collateralized Borrowings
On April 8, 2019, the Company entered into a $15.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.77% and matured on April 8, 2023. As of March 31, 2023 and December 31, 2022, the Company had $1.0 million and $2.0 million, respectively, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of March 31, 2023 and December 31, 2022 was $5 thousand and $10 thousand, respectively. The Company recorded interest expense related to this secured loan arrangement of $11 thousand and $48 thousand for the three months ended March 31, 2023 and 2022, respectively.
On April 19, 2019, the Company entered into a $10.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.89% and matured on April 19, 2023. As of March 31, 2023 and December 31, 2022, the Company had $0.6 million and $1.3 million, respectively, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of March 31, 2023 and December 31, 2022 was $0.2 million and $0.3 million, respectively. The Company recorded interest expense related to this secured loan arrangement of $7 thousand and $32 thousand for the three months ended March 31, 2023 and 2022, respectively.
Short-Term Borrowings
On August 22, 2017, the Company entered into a committed unsecured loan agreement with Itau Unibanco S.A. The agreement provides for short-term loans of up to $3.9 million (BRL 20.0 million). The maturity date of this agreement is May 21, 2023. Borrowings under this agreement bear interest at the Brazilian Interbank offering rate plus 3.20%. As of March 31, 2023, there were $2.0 million (BRL 10.0 million) of borrowings outstanding under the agreement. As of December 31, 2022, there were $1.9 million (BRL 10.0 million) of borrowings outstanding under this agreement. As of March 31, 2023, the interest rate was 17.00%. The Company recorded interest expense related to the agreement of $0.1 million for each of the three months ended March 31, 2023 and 2022.
On August 23, 2017, the Company entered into a committed unsecured credit agreement with Itau Unibanco S.A. The agreement provided for an intra-day overdraft credit line up to $9.8 million (BRL 50.0 million). On August 20, 2021, the agreement was renegotiated, increasing the credit line to $11.8 million (BRL 60.0 million). The maturity date of the agreement is May 21, 2023. This agreement bears a fee of 1.35% per year. As of March 31, 2023 and December 31, 2022, there were no borrowings outstanding under this agreement. The Company recorded bank fees related to the agreement of $34 thousand and $44 thousand for the three months ended March 31, 2023 and 2022, respectively.
On January 25, 2021, the Company entered into a committed unsecured loan agreement with Banco Daycoval S.A., which provided for short-term loans of up to $2.0 million (BRL 10.0 million) and was renegotiated on June 1, 2021. The amended agreement provided for short-term loans of up to $3.9 million (BRL 20.0 million). During September 2022, the borrowings under this agreement were repaid in full, and the loan was terminated on September 27, 2022. As of March 31, 2023 and December 31, 2022, there were no borrowings outstanding under the agreement. Borrowings under this agreement bore interest at the Brazilian Interbank offering rate plus 3.66%. The Company did not record any interest expense related to the agreement for the three months ended March 31, 2023. The Company recorded interest expense related to the agreement of $0.1 million for the three months ended March 31, 2022.

18.    Compensation
The Compensation Committee may grant various equity-based awards, including RSUs, restricted stock, stock options, LPUs and shares of BGC Class A common stock. Upon vesting of RSUs, issuance of restricted stock, exercise of stock options and redemption/exchange of LPUs, the Company generally issues new shares of BGC Class A common stock.
On November 22, 2021, at the annual meeting of stockholders, the stockholders approved amendments to the Equity Plan to increase from 400 million to 500 million the aggregate number of shares of BGC Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. As of March 31, 2023, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 114.1 million shares.
The Company incurred compensation expense related to Class A common stock, LPUs and RSUs held by BGC employees as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Issuance of common stock and grants of exchangeability	$51,966	$30,135
Allocations of net income¹	2,380	3,690
LPU amortization	21,431	19,023
RSU amortization	5,596	5,028
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$81,373	$57,876
____________________________
1Certain LPUs generally receive quarterly allocations of net income, including the Preferred Distribution, and are generally contingent upon services being provided by the unit holders.
Limited Partnership Units
A summary of the activity associated with LPUs held by BGC employees is as follows (in thousands):

	BGC LPUs	Newmark LPUs
Balance at December 31, 2022	110,348	9,351
Granted	4,840	—
Redeemed/exchanged units	(11,154)	(103)
Forfeited units	(108)	—
Balance at March 31, 2023	103,926	9,248
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
A summary of the BGC Holdings and Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

	BGC LPUs	Newmark LPUs
Regular Units	73,543	7,081
Preferred Units	30,383	2,167
Balance at March 31, 2023	103,926	9,248
Issuance of Common Stock and Grants of Exchangeability
Compensation expense related to the issuance of BGC or Newmark Class A common stock and grants of exchangeability on BGC Holdings and Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Issuance of common stock and grants of exchangeability	$51,966	$30,135
BGC LPUs held by BGC employees may become exchangeable or redeemed for BGC Class A common stock on a one-for-one basis, and Newmark LPUs held by BGC employees may become exchangeable or redeemed for a number of shares of Newmark Class A common stock equal to the number of limited partnership interests multiplied by the then-current Exchange Ratio. As of March 31, 2023, the Exchange Ratio was 0.9252.
A summary of the LPUs redeemed in connection with the issuance of BGC Class A common stock or Newmark Class A common stock (at the then-current Exchange Ratio) or granted exchangeability for BGC Class A common stock or Newmark Class A common stock (at the then-current Exchange Ratio) held by BGC employees is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
BGC Holdings LPUs	10,975	5,787
Newmark Holdings LPUs	78	264
Total	11,053	6,051
As of both March 31, 2023 and December 31, 2022, the number of share-equivalent BGC LPUs exchangeable for shares of BGC Class A common stock at the discretion of the unit holder held by BGC employees was 1.2 million. As of both March 31, 2023 and December 31, 2022, the number of Newmark LPUs exchangeable into shares of Newmark Class A common stock at the discretion of the unit holder held by BGC employees (at the then-current Exchange Ratio) was 0.2 million.
LPU Amortization
Compensation expense related to the amortization of LPUs held by BGC employees is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Stated vesting schedule	$21,407	$18,969
Post-termination payout	24	54
LPU amortization	$21,431	$19,023
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
A summary of the outstanding LPUs held by BGC employees with a stated vesting schedule that do not receive quarterly allocations of net income is as follows (in thousands):

	March 31, 2023	December 31, 2022
BGC Holdings LPUs	47,130	47,222
Newmark Holdings LPUs	87	98
Aggregate estimated grant date fair value – BGC and Newmark Holdings LPUs	$192,183	$194,951
As of March 31, 2023, there was approximately $83.1 million of total unrecognized compensation expense related to unvested BGC and Newmark LPUs held by BGC employees with a stated vesting schedule that do not receive quarterly allocations of net income that is expected to be recognized over 1.93 years.
Compensation expense related to LPUs held by BGC employees with a post-termination pay-out amount, such as REUs, and/or a stated vesting schedule is recognized over the stated service period. These LPUs generally vest between two and five years from the date of grant. As of March 31, 2023, there were 0.7 million outstanding BGC LPUs with a post-termination payout, with a notional value of approximately $5.1 million and an aggregate estimated fair value of $3.9 million, and 0.1 million outstanding Newmark LPUs with a post-termination payout, with a notional value of approximately $0.7 million and an aggregate estimated fair value of $0.3 million. As of December 31, 2022, there were 0.8 million outstanding BGC LPUs with a post-termination payout, with a notional value of approximately $8.6 million and an aggregate estimated fair value of $3.9 million, and 0.1 million outstanding Newmark LPUs with a post-termination payout, with a notional value of approximately $0.7 million and an aggregate estimated fair value of $0.3 million.
Restricted Stock Units
Compensation expense related to RSUs held by BGC employees is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
RSU amortization	$5,596	$5,028
A summary of the activity associated with RSUs held by BGC employees and directors is as follows (RSUs and dollars in thousands):

	RSUs	Weighted- Average Grant Date Fair Value	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2022	12,046	$4.11	$49,486	2.42
Granted	601	4.02	2,412
Delivered	(3,267)	4.23	(13,820)
Forfeited	(139)	3.97	(552)
Balance at March 31, 2023	9,241	$4.06	$37,526	2.45
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
For the RSUs that vested during the three months ended March 31, 2023 and 2022, the Company withheld shares of BGC Class A common stock valued at $6.2 million and $5.5 million to pay taxes due at the time of vesting. As of March 31, 2023, there was approximately $36.7 million of total unrecognized compensation expense related to unvested RSUs held by BGC employees and directors that is expected to be recognized over a weighted-average period of 2.45 years.
Acquisitions
In connection with certain of its acquisitions, the Company has granted certain LPUs and RSUs, and other deferred compensation awards. As of March 31, 2023 and December 31, 2022, the aggregate estimated fair value of these acquisition-related LPUs and RSUs was $6.1 million and $5.9 million, respectively. As of March 31, 2023 and December 31, 2022, the aggregate estimated fair value of the deferred compensation awards was $24.5 million and $23.9 million, respectively. The liability for such acquisition-related LPUs and RSUs is included in “Accounts payable, accrued and other liabilities” on the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
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
During the three months ended March 31, 2023, 13 thousand BGC or Newmark restricted shares held by BGC employees were forfeited in connection with this provision. During the three months ended March 31, 2022, no BGC or Newmark restricted shares held by BGC employees were forfeited in connection with this provision. During the three months ended March 31, 2023 and 2022, the Company released the restrictions with respect to 30 thousand and 0.1 million of such BGC shares held by BGC employees, respectively. As of March 31, 2023 and December 31, 2022, there were 2.3 million and 2.3 million of such restricted BGC shares held by BGC employees outstanding, respectively. Additionally, during the three months ended March 31, 2023 and 2022, Newmark released the restrictions with respect to 16 thousand and 28 thousand, respectively, of restricted Newmark shares held by BGC employees. As of March 31, 2023 and December 31, 2022, there were 1.1 million and 1.1 million, respectively, of restricted Newmark shares held by BGC employees outstanding.
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

Letter of Credit Agreements
The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacts, that are used in lieu of margin and deposits with those clearing organizations. As of both March 31, 2023 and December 31, 2022 the Company was contingently liable for $1.6 million under these letters of credit.
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
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the FDIC maximum coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's Consolidated Financial Statements. For the three months ended March 31, 2023 and 2022, the Company did not incur losses on any FDIC insured cash accounts.
During the three months ended March 31, 2023 and 2022, the Company recorded a $2.0 million and $6.0 million, respectively, for a potential loss associated with Russia’s Invasion of Ukraine, which is included in “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations, and which was recorded as part of the CECL reserve (see Note 25—“Current Expected Credit Losses (CECL)” for additional information).
Insurance
The Company is self-insured for health care claims, up to a stop-loss amount for eligible participating employees and qualified dependents in the U.S., subject to deductibles and limitations. The Company’s liability for claims incurred but not reported is determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $3.0 million and $2.4 million in health care claims as of March 31, 2023 and December 31, 2022, respectively. The Company does not expect health care claims to have a material impact on its financial condition, results of operations, or cash flows.
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
As of both March 31, 2023 and December 31, 2022, the Company’s unrecognized tax benefits, excluding related interest and penalties were $7.6 million, of which the entire amount, if recognized, would affect the effective tax rate. The Company is currently open to examination by tax authorities in U.S. federal, state and local jurisdictions and certain non-U.S. jurisdictions for tax years beginning 2019, 2009 and 2016, respectively. The Company is currently under examination by tax authorities in the U.S. federal and certain state, local and foreign jurisdictions. The Company does not believe that the amounts of unrecognized tax benefits will materially change over the next 12 months.
The Company recognizes interest and penalties related to unrecognized tax benefits in “Provision (benefit) for income taxes” in the Company’s unaudited Condensed Consolidated Statements of Operations. As of March 31, 2023 and December 31, 2022, the Company had accrued $2.9 million and $2.7 million, respectively, for income tax-related interest and penalties.
21.    Regulatory Requirements
Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.
Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or FCMs subject to Rule 15c3-1 of the SEC and Rule 1.17 of the CFTC, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of March 31, 2023, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.
Certain U.K. and European subsidiaries of the Company are regulated by their national regulator, which include the FCA and L’Autorité des Marchés Financiers and must maintain financial resources (as defined by their national regulator) in excess of the total financial requirement (as defined by their national regulator). As of March 31, 2023, the U.K. and European subsidiaries had financial resources in excess of their requirements.
Certain other subsidiaries of the Company are subject to regulatory and other requirements of the jurisdictions in which they operate.
Certain BGC subsidiaries also operate as a designated contract market (“DCM”) and derivatives clearing organization (“DCO”) which are required to maintain financial resources to cover operating costs for at least one year, keeping at least enough cash or highly liquid securities to cover six months’ operating costs. In addition, BGC subsidiaries operate as Swap Execution Facilities (“SEFs”) which are required to maintain financial resources to cover operating costs for at least one year, keeping at least enough cash or highly liquid securities to cover the greater of three months of projected operating costs, or the projected costs needed to wind down the swap execution facility’s operations.
The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of March 31, 2023, the Company’s regulated subsidiaries held $743.9 million of net assets. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $417.6 million.
22.    Segment, Geographic and Product Information
Segment Information
The Company currently operates in one reportable segment, brokerage services. The Company provides or has provided brokerage services to the financial markets, through integrated Voice, Hybrid and Fully Electronic brokerage in a broad range of products, including fixed income (Rates and Credit), FX, Equities, Energy and Commodities, and Futures and Options. BGC also provides a wide range of services, including trade execution, brokerage, clearing, trade compression, post-trade, information, consulting, and other back-office services to a broad range of financial and non-financial institutions.
Geographic Information
The Company offers products and services in the U.K., U.S., Asia (including Australia), Other Europe, MEA, France, and Other Americas. Information regarding revenues is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues:
U.K.	$191,184	$180,880
U.S.	169,337	148,820
Asia	71,371	77,049
Other Europe/MEA	54,889	53,105
France	27,138	30,262
Other Americas	18,948	16,348
Total revenues	$532,867	$506,464
Information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; ROU assets; certain other investments; goodwill; other intangible assets, net of accumulated amortization; and rent and other deposits) in the geographic areas is as follows (in thousands):

	March 31, 2023	December 31, 2022
Long-lived assets:
U.S.	$820,756	$787,321
U.K.	413,692	401,823
Asia	77,964	76,870
Other Europe/MEA	58,353	46,413
Other Americas	18,338	17,736
France	16,831	13,019
Total long-lived assets	$1,405,934	$1,343,182
Product Information
The Company’s business is based on the products and services provided and reflects the manner in which financial information is evaluated by management.
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
Product information regarding revenues is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues:
Rates	$164,737	$158,809
Energy and Commodities	89,659	82,395
Credit	89,549	83,908
FX	80,158	80,025
Equities	68,114	67,128
Total brokerage revenues	$492,217	$472,265
All other revenues	40,650	34,199
Total revenues	$532,867	$506,464

23.    Revenues from Contracts with Customers
The following table presents the Company’s total revenues separated between revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues from contracts with customers:
Commissions	$377,288	$356,664
Data, software, and post-trade	27,122	24,127
Fees from related parties	3,957	3,317
Other revenues	2,454	3,293
Total revenues from contracts with customers	410,821	387,401
Other sources of revenues:
Principal transactions	114,929	115,601
Interest and dividend income	5,315	2,435
Other revenues	1,802	1,027
Total revenues	$532,867	$506,464
See Note 3— “Summary of Significant Accounting Policies” in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022 for detailed information on the recognition of the Company’s revenues from contracts with customers.
Disaggregation of Revenue
See Note 22—“Segment, Geographic and Product Information,” for a further discussion on the allocation of revenues to geographic regions.
Contract Balances
The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. The Company records a receivable when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied.
The Company had receivables related to revenues from contracts with customers of $330.5 million and $288.5 million at March 31, 2023 and December 31, 2022, respectively. The Company had no impairments related to these receivables during the three months ended March 31, 2023 and 2022.
The Company’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at March 31, 2023 and December 31, 2022 was $13.0 million and $12.5 million, respectively.
During the three months ended March 31, 2023 and 2022, the Company recognized revenue of $8.1 million and $7.3 million, respectively, that was recorded as deferred revenue at the beginning of the period.
Contract Costs
The Company capitalizes costs to fulfill contracts associated with different lines of its business where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
The Company did not have any capitalized costs to fulfill a contract as of March 31, 2023 and December 31, 2022.
24.    Leases
The Company, acting as a lessee, has operating leases and finance leases primarily relating to office space, data centers and office equipment. The leases have remaining lease terms of 0.1 years to 16.4 years, some of which include options to extend the leases in 1 to 10 year increments for up to 15 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term, and variable lease expense not included in the lease payment measurement is recognized as incurred.
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
As of March 31, 2023, the Company did not have any leases that have not yet commenced but that create significant rights and obligations.
Supplemental information related to the Company’s operating and financing leases are as follows (in thousands):

	Classification in Unaudited Condensed Consolidated Statements of Financial Condition	March 31, 2023	December 31, 2022
Assets
Operating lease ROU assets	Other assets	$126,394	$129,786
Finance lease ROU assets	Fixed assets, net	$5,383	$5,685
Liabilities
Operating lease liabilities	Accounts payable, accrued and other liabilities	$152,477	$156,105
Finance lease liabilities	Accounts payable, accrued and other liabilities	$5,569	$6,039

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term
Operating leases (years)	7.7	7.7
Finance leases (years)	4.1	4.1
Weighted-average discount rate
Operating leases	4.9%	4.5%
Finance leases	4.3%	4.3%

The components of lease expense are as follows (in thousands):

	Classification in Unaudited Condensed Consolidated Statements of Operations	Three Months Ended March 31,
		2023	2022
Operating lease cost[1]	Occupancy and equipment	$8,853	$7,323
Finance lease cost
Amortization on ROU assets	Occupancy and equipment	$326	$152
Interest on lease liabilities	Interest expense	$60	$22
__________________________

1Short-term lease expense was not material for the three months ended March 31, 2023 and 2022.

The following table shows the Company’s maturity analysis of its operating lease liabilities (in thousands):

	March 31, 2023
	Operating leases	Finance leases
2023 (excluding the three months ended March 31, 2023)	$27,019	$1,272
2024	31,268	1,448
2025	26,756	1,448
2026	21,253	1,290
2027	18,672	627
Thereafter	110,977	—
Total	$235,945	$6,085
Interest	(83,468)	(516)
Total	$152,477	$5,569
The following table shows cash flow information related to lease liabilities (in thousands):

	Three Months Ended March 31,
Cash paid for amounts included in the measurement of lease liabilities	2023	2022
Operating cash flows from operating lease liabilities	$9,604	$7,917
Operating cash flows from finance lease liabilities	$60	$22
Financing cash flows from finance lease liabilities	$302	$142

25.    Current Expected Credit Losses (CECL)
The CECL reserve reflects management’s current estimate of potential credit losses related to the receivable balances included in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. See Note 3—“Summary of Significant Accounting Policies” for further discussion of the CECL reserve methodology.
As required, any subsequent changes to the CECL reserve are recognized in “Net income (loss) available to common stockholders” in the Company’s unaudited Condensed Consolidated Statements of Operations. During the three months ended March 31, 2023 and 2022, the Company recorded changes in the CECL reserve as follows (in millions):

	Accrued commissions and other receivables, net	Loans, forgivable loans and other receivables from employees and partners, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, January 1, 2023	$5.4	$2.5	$7.0	$14.9
Current-period provision for expected credit losses	—	(0.1)	2.0	1.9
Ending balance, March 31, 2023	$5.4	$2.4	$9.0	$16.8

	Accrued commissions and other receivables, net	Loans, forgivable loans and other receivables from employees and partners, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, January 1, 2022	$0.7	$1.7	$—	$2.4
Current-period provision for expected credit losses	0.9	0.4	5.5	6.8
Ending balance, March 31, 2022	$1.6	$2.1	$5.5	$9.2
For the three months ended March 31, 2023, there was no change in the CECL reserve against “Accrued commissions and other receivables, net.” For the three months ended March 31, 2022, there was an increase of $0.9 million in the CECL reserve against “Accrued commissions and other receivables, net,” which reflected the downward credit rating migration of certain receivables in the portfolio, which included a $0.5 million reserve related to Russia’s Invasion of Ukraine.
For the three months ended March 31, 2023, there was a decrease of $0.1 million in the CECL reserve record pertaining to “Loans, forgivable loans and other receivables from employees and partners, net” as a result of employee loan collections, bringing the CECL reserve recorded pertaining to “Loans, forgivable loans and other receivables from employees and partners, net” to $2.4 million as of March 31, 2023. For the three months ended March 31, 2022, there was an increase of $0.4 million in the CECL reserve recorded pertaining to “Loans, forgivable loans and other receivables from employees and partners, net” as a result of employee terminations.
For the three months ended March 31, 2023, there was an increase of $2.0 million in the CECL reserve against “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” which reflected the downward credit rating migration of certain unsettled trades related to Russia’s Invasion of Ukraine, bringing the CECL reserve recorded pertaining to “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” to $9.0 million as of March 31, 2023. For the three months ended March 31, 2022, there was an increase of $5.5 million in the CECL reserve recorded pertaining to “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” which reflected the downward credit rating migration of certain unsettled trades related to Russia’s Invasion of Ukraine.
26.    Subsequent Events
First Quarter 2023 Dividend
On May 2, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.01 per share for the first quarter of 2023, payable on May 31, 2023 to BGC Class A and Class B common stockholders of record as of May 17, 2023.
Corporate Conversion
On April 6, 2023, BGC Group, Inc. filed a Registration Statement on Form S-4 with the SEC in connection with its previously announced Corporate Conversion.

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
The objective of this Management’s Discussion and Analysis is to allow investors to view the Company from management’s perspective, considering items that have had and could have a material impact on future operations. This discussion summarizes the significant factors affecting our results of operations and financial condition as of and during the three months ended March 31, 2023 and 2022. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this report.
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
Our integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing of transactions, and enables them to use the Company’s Voice, Hybrid, or, in many markets, Fully Electronic brokerage services in connection with transactions executed either OTC or through an exchange. Through our Fenics® group of electronic brands, we offer a number of market infrastructure and connectivity services, including the Company’s Fully Electronic marketplaces, and the Fully Electronic brokerage of certain products that also may trade via the Company’s Voice and Hybrid execution platforms. The full suite of Fenics® offerings includes the Company’s Fully Electronic and Hybrid brokerage, market data and related information services, trade compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions. Fenics® brands also operate under the names Fenics®, FMX™, FMX Futures Exchange™, Fenics Markets Xchange™, Fenics Futures Exchange™, Fenics UST™, Fenics FX™, Fenics Repo™, Fenics Direct™, Fenics MID™, Fenics Market Data™, Fenics GO™, Fenics PortfolioMatch™, kACE2®, and Lucera®.
BGC, BGC Partners, BGC Trader, GFI, GFI Ginga, CreditMatch, Fenics, Fenics.com, FMX, Sunrise Brokers, Poten & Partners, RP Martin, kACE2, Capitalab, Swaptioniser, CBID, and Lucera are trademarks/service marks, and/or registered trademarks/service marks of BGC Partners, Inc. and/or its affiliates.
Our customers include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, and investment firms. BGC Partners has dozens of offices globally in major markets including New York and London, as well as in Bahrain, Beijing, Bogotá, Brisbane, Cape Town, Chicago, Copenhagen, Dubai, Dublin, Frankfurt, Geneva, Hong Kong, Houston, Johannesburg, Madrid, Manila, Melbourne, Mexico City, Miami, Milan, Monaco, Nyon, Paris, Perth, Rio de Janeiro, Santiago, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tel Aviv, Tokyo, Toronto, Wellington, and Zurich.
As of March 31, 2023, we had 2,012 brokers, salespeople, managers, technology professionals and other front-office personnel across our businesses.
Recent Developments / Strengthening U.S. Dollar
The Company generates a significant amount of its revenues in non-U.S. dollar denominated currencies, particularly in the euro and pound sterling. The U.S. dollar remained at higher levels against both the euro and pound sterling, which were approximately 4% and 9% lower, respectively, for the quarter ended March 31, 2023 as compared to the quarter ended March 31, 2022. The stronger U.S. dollar is expected to be less impactful on reported revenue throughout 2023.

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
Fenics
For the purposes of this document and subsequent SEC filings, all of our higher margin, technology-driven businesses are referred to as Fenics. We categorize our Fenics businesses as Fenics Markets and Fenics Growth Platforms. Fenics Markets includes the fully electronic portion of BGC’s brokerage businesses, data, software and post-trade revenues that are unrelated to Fenics Growth Platforms, as well as Fenics Integrated revenues. Fenics Growth Platforms includes Fenics UST, Fenics GO, Lucera, Fenics FX, Portfolio Match and other newer standalone platforms. Revenue generated from data, software and post-trade attributable to Fenics Growth Platforms are included within their related businesses.
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
Revenues in our Fenics businesses increased 12.0%, to $140.4 million, for the three months ended March 31, 2023 as compared to the prior year period.
Within our Fenics businesses, Fenics Markets revenue grew 9.5% to $123.0 million in the first quarter of 2023 as compared to the prior year period. This growth reflects the strength of our comprehensive Fenics offerings and conversion of our Voice/Hybrid volumes to our higher margin, technology driven Fenics businesses. We saw trading volumes across electronic Fixed Income products, particularly Credit.
Fenics Growth Platforms revenue grew 33.1% to $17.4 million in the first quarter of 2023. This strong improvement in Fenics Growth Platforms was driven by Fenics UST, Portfolio Match, and Fenics GO. Collectively, our newer Fenics Growth Platform offerings, such as those listed above, are not yet fully up to scale, but continue to grow at a leading rate. Over time, we expect these new products and services to become profitable, high-margin businesses as their scale and revenues increase, all else equal.
We continue to invest in our Fenics Growth Platforms, and notable highlights for the first quarter of 2023 include:

•Fenics UST, one of the largest CLOB platforms for U.S. Treasuries, saw revenue growth of 24% in the first quarter of 2023 on ADV of approximately $37 billion. Fenics UST’s streaming offering reached record levels in the first quarter of 2023 with streaming ADV doubling compared to the first quarter a year ago. Streaming earns significantly higher fee capture.
•Fenics GO, our global options electronic trading platform, saw strong volume growth across its Asian and European businesses. HSCEI and KOSPI volumes were up almost 100% and over 60%, respectively, while Euro Stoxx 50 volumes were up over 164%. Fenics GO’s newer MSCI index options offerings ranked first across five of fifteen MSCI Asian indices at Eurex, the largest clearer of these products.
•Fenics FX, our ultra-low latency electronic FX trading platform, generated volume growth of 13%.
•Portfolio Match, our credit matching platform, grew ADV over ten-fold, capturing market share. Portfolio Match was launched in 2021 and has become one of the fastest growing businesses across the Fenics ecosystem.
Total revenues from our high-margin data, software, and post-trade business, which is predominately comprised of recurring revenue, increased 12.4%, to $27.1 million, for the three months ended March 31, 2023 over the prior year period. Notable highlights for the first quarter of 2023 include:
•Lucera, our infrastructure and software business, offers the trading community direct connectivity to each other. Lucera has a fully built, scalable infrastructure that provides clients electronic trading connectivity with their counterparties within days, as opposed to months, and at a significantly lower cost. Lucera is comprised of two main business lines, LUMEMarkets and LuceraConnect. LUMEMarkets is our low latency aggregator, providing a single access point across multiple fragmented marketplaces and exchanges (FX, Rates, Futures and Credit markets). LuceraConnect provides on-demand connectivity to over one thousand endpoints across buy-side clients, trading firms, marketplaces, and exchanges. LuceraConnect has quickly become the industry standard for the FX market and is rapidly expanding in other asset classes. Lucera also supports the distribution of Fenics trading platforms, including Fenics UST, Fenics FX and Fenics MIDFX. Lucera generated revenue growth of 11% versus the first quarter of last year and signed multiple Tier 1 clients during the quarter.
•Fenics Market Data signed 48 new contracts during the first quarter and grew its highly recurring, compounding revenue over 22% year-over-year. With market leading client retention rates, Fenics Market Data continues to see strong demand for its interest rates, inflation, and FX data packages. Fenics Market Data has seen a significant increase in its highly recurring, compounding subscription revenue since January 2020.
Fenics brokerage revenues increased by 11.9% to $113.2 million for the three months ended March 31, 2023, compared to the prior year period. Fenics represented 26.3% of BGC’s overall revenue in the first quarter and is expected to become an ever larger part of our overall business going forward. We continue to analyze how to optimally configure our Voice/Hybrid and Fully Electronic businesses. Further, we continue to navigate the volatile interest rate environment experienced over the last year and the positive impact of high interest rates on our trading volumes and spreads.
FMX
FMX, our electronic U.S. Treasury and Rates futures platform, continues to make progress with the CFTC on the final approval of its Futures Exchange and we intend to announce FMX’s strategic investors prior to the launch. We believe FMX will create enormous value for BGC shareholders as it competes across the world’s most valuable futures markets.
The FMX partnership brings together LCH, the largest holder of interest rate collateral, strategic investors, representing the largest users of U.S. interest rate products, and Fenics’ industry-leading technology and distribution.
Trident
On February 28, 2023 the Company completed the acquisition of Trident, primarily operating as a commodity brokerage and research company, offering OTC and exchange traded energy and environmental products.
Corporate Conversion
On April 6, 2023, BGC Group, Inc. filed a Registration Statement on Form S-4 with the SEC in connection with its previously announced Corporate Conversion. Following receipt of regulatory approvals, and subject to other customary closing conditions, including shareholder approval, all of which are expected to be satisfied, we currently expect to close the Corporate Conversion effective immediately after closing of BGC’s second quarter on June 30, 2023. The Company will be renamed BGC Group, Inc. and its shares of Class A common stock will trade on Nasdaq Global Select Market under our new ticker “BGC.”

We will provide additional information with respect to our expected tax rates going forward as soon as practicable following the close of the Corporate Conversion.
Other Matters
In February 2022, the U.S., U.K., EU, and other countries imposed sanctions on Russian counterparties, and as a result BGC has ceased trading with those clients. The Company derived less than one percent of total revenue from its Moscow branch and sanctioned Russian counterparties. During the three months ended March 31, 2023 and 2022, the Company has reserved $2.0 million and $6.0 million, respectively, in connection with unsettled trades and receivables with sanctioned Russian entities.
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
This recent change in central bank monetary policies away from zero interest rates, following the highest inflation in decades, together with rising interest rates and the strengthening of the U.S. dollar, has set the stage for a resurgence in secondary market trading volumes for rates, credit and foreign exchange. For more than fourteen years, BGC and the entire financial service industry’s trading volumes have been constrained by low interest rates and quantitative easing. Throughout 2023, the Company expects sustained levels of increased secondary market trading volumes in Rates, Credit and Foreign Exchange, where BGC is a market leader.
Manufactured zero and near-zero interest rates over the last fourteen years has caused the breakdown and disappearance of the historic correlation between issuance and trading volume growth. With meaningful interest rates and issuance that is multiples above 2008 levels, we believe the return of this strong positive correlation will drive our trading volumes significantly higher. This has set the stage for broad-based growth across BGC’s businesses and asset classes.
BGC’s growth has accelerated in the second quarter of 2023 with overall revenue up 9% through the first 19 trading days. We expect our revenue to continue to grow as the relationship between trading volumes and the enormous increase in bond issuance returns following the end of zero-interest rates. We expect continued growth throughout 2023 and for the foreseeable future.

Brexit
On January 1, 2021, the U.K. formally left the EU and U.K.-EU trade became subject to a new agreement that was concluded in December of 2020. The exit from the EU is commonly referred to as Brexit. Financial services fall outside of the scope of this trade agreement. At the time, the relationship was expected to be determined by a series of “equivalence decisions,” each of which would grant mutual market access for a limited subset of financial services where either party finds the other party has a regulatory regime that achieves similar outcomes to its own. In March 2021, the U.K. and EU agreed a Memorandum of Understanding on Financial Services Regulatory Cooperation which creates a structure for dialogue but does not include commitments on equivalence.
In light of ongoing uncertainties, market participants are still adjusting the way in which they conduct business between the U.K. and EU. The impact of Brexit on the U.K.-EU flow of financial services and economies of the U.K. and the EU member states continues to evolve.
We implemented plans to ensure continuity of service in Europe and continue to have regulated offices in place in many of the major European markets. As part of our ongoing Brexit strategy, ownership of BGC Madrid, Copenhagen and Frankfurt and GFI Paris, Madrid and Dublin branches was transferred to Aurel BGC SAS (a French-based company and therefore based in the EU) in July 2020. We have been generally increasing our footprint in the EU which includes the establishment of a new branch office of Aurel BGC SAS in Milan, and a new office in Monaco under a new local Monaco subsidiary, Aurel BGC Monaco SAM.
Regardless of these and other mitigating measures, our European headquarters and largest operations remain in London, and market access risks and uncertainties have had and could continue to have a material adverse effect on our customers, counterparties, business, prospects, financial condition and results of operations. Furthermore, in the future the U.K. and EU’s regulation may diverge, which could disrupt and increase the costs of our operations, and result in a loss of existing levels of cross-border market access.
Regulation
Regulators in the U.S. have finalized most of the new rules across a range of financial marketplaces, including OTC derivatives, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act. Many of these rules became effective in prior years, while ongoing phase-ins are anticipated over coming years.
In addition to regulations in the U.S., legislators and regulators in Europe have crafted similar rules: MiFID II, which made sweeping changes to market infrastructure, European Market Infrastructure Regulation, which focused specifically on derivatives, and Capital Requirements Directive IV for prudential standards. Over the past years, European policymakers have launched various reviews of post-crisis legislation, leading to legislative updates such as EMIR Regulatory Fitness and Performance and CRD V. Furthermore, they introduced a new prudential regime tailored specifically to investment firms such as our firm – the Investment Firm Review. As all these rules take effect, they will continue to alter the environment in which we operate. We note that various internal and external factors have made the EU more rigid in its approach to non-EU countries which could impact the ease with which the global financial system is connected.
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
In addition, several state laws that have recently come into effect, and may come into effect in the future, have created and will create new compliance obligations related to personal data.
While we continue to have a compliance framework in place to comply with both existing and proposed rules and regulations, it is possible that the existing regulatory framework may be amended, which amendments could have a positive or negative impact on our business, financial condition, results of operations and prospects.
See “Regulation” included in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information related to our regulatory environment.
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
Management continues to expect a robust macro trading environment in 2023, leading to broad-based growth in most products BGC brokers. This improved backdrop is expected to support both BGC’s Fenics and Voice/Hybrid businesses for the foreseeable future.
Additional factors have weighed on market volumes in the products we broker. For example, the Basel III accord, implemented in late 2010 by the G-20 central banks, is a global regulatory framework on bank capital adequacy, stress testing and market liquidity risk that was developed with the intention of making banks more stable in the wake of the financial crisis by increasing bank liquidity and reducing bank leverage. The accord, which took effect on January 1, 2023, requires most large banks in G-20 nations to hold approximately three times as much Tier 1 capital as was required under the previous set of rules. These capital rules have made it more expensive for banks to hold non-sovereign debt assets on their balance sheets, and as a result, analysts say that banks have reduced their proprietary trading activity in corporate and asset-backed fixed income securities as well as in various other OTC cash and derivative instruments. We believe that this has further reduced overall market exposure and industry volumes in many of the products we broker, particularly in Credit.
During the three months ended March 31, 2023, industry volumes were higher across short-term Rates and Credit. Secondary trading volumes were mixed across Foreign Exchange and generally lower across medium- and long-term Rates and Equities. Energy and Commodities volumes were generally down due to ongoing challenges in oil and U.K. and European power markets. BGC’s brokerage revenues were up by 4.2% year-on-year in the quarter, driven by higher trading volumes across all asset classes. The combination of meaningful interest rates and improving trading conditions led to higher client activity across Rates and Credit, driven by short-dated interest rate products and strong credit volumes. Additionally, our renewable energy and ship chartering businesses saw strong double-digit growth driving our Energy & Commodities business higher.
Below is an expanded discussion of the volume and growth drivers of our various brokerage product categories.
Rates Volumes and Volatility
Our Rates business is influenced by a number of factors, including global sovereign issuances, interest rates, central bank policies, secondary trading and the hedging of these sovereign debt instruments. The amount of global sovereign debt outstanding remains at historically high levels; the level of secondary trading and related hedging activity was mixed during the first quarter of 2023 compared to the prior year period. According to Bloomberg and the Federal Reserve Bank of New York, the average daily volume of U.S. Treasuries Coupon Securities was down 8%. Interest rate swap volumes traded on SEF were down 19% compared to the first quarter of 2022, according to Clarus, whereas listed products on CME and ICE were up 16% and 18%, respectively, during the first quarter of 2023. In comparison, our overall Rates revenues were up 3.7%, as compared to a year earlier, to $164.7 million.
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
Overall, analysts and economists expect the absolute level of sovereign debt outstanding to remain at elevated levels for the foreseeable future as governments finance their future deficits and roll over their sizable existing debt. Additionally, yields on benchmark U.S. Treasuries exhibited volatility during the first quarter of 2023 on rising interest rates, inflation concerns, quantitative tightening by central banks and in response to the recent regional banking crisis. The tapering and/or unwinding of asset purchases by central banks, interest rate hikes, along with elevated levels of government debt issuance, are expected to provide tailwinds to our Rates business.

FX Volumes and Volatility
Global FX volumes were mixed during the first quarter of 2023. Volumes for CME FX futures and options and CME EBS spot FX were up 7% and down 5%, respectively, and Refinitiv was down 4%, during the quarter. In comparison, our overall FX revenues increased by 0.2% to $80.2 million.
Equities Volumes
Global equity volumes were generally lower during the first quarter of 2023. According to SIFMA, the average daily volume of U.S. cash equities was down 9%, as compared to a year earlier. Over the same timeframe, Eurex average daily volumes of equity and equity index derivatives were down 6% while Euronext equity derivative index volume decreased by 26%. However, according to the OCC, the average daily volume of U.S. options was up 8%. BGC’s equity business primarily consists of equity derivatives, particularly European equity derivatives. Our overall revenues from Equities increased by 1.5% to $68.1 million.
Credit Volumes
Our Credit business is impacted by the level of global corporate bond issuance, and the direction of interest rates. Credit volumes were generally higher during the first quarter of 2023. FINRA TRACE average daily volume for U.S. Investment Grade was up 21% and U.S. High Yield was down by 1% according to Bloomberg and the Federal Reserve Bank of New York. In comparison, our overall Credit revenues increased by 6.7% to $89.5 million.
Energy and Commodities Volumes
Energy and Commodities volumes were generally down during the first quarter of 2023 compared with the year earlier. CME and ICE energy futures and options volumes were down 17% and 4%, respectively, due to a strong comparable period, where Russia’s invasion of Ukraine drove volatility higher. In comparison, BGC’s Energy and Commodities revenues increased by 8.8% to $89.7 million.
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
Our average revenue per front-office employee has historically declined year-over-year for the period immediately following significant headcount increases, and the additional brokers and salespeople generally achieve significantly higher productivity levels in their second or third year with the Company. As of March 31, 2023, our front-office headcount was 2,012 brokers, salespeople, managers, technology professionals and other front-office personnel, down 1.7% from 2,046 a year ago. Compared to the prior year, average revenue per front-office employee for the three months ended March 31, 2023, increased by 9.2% to $0.3 million.
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
Since 2021, our acquisitions have included the Futures Exchange Group and Trident.
On February 28, 2023, we completed the purchase of Trident, which primarily operates as a commodity brokerage and research company, offering OTC and exchange traded energy and environmental products.
On July 30, 2021, we completed the purchase of the Futures Exchange Group from Cantor, which represents our futures exchange and related clearinghouse.

FINANCIAL HIGHLIGHTS
For the three months ended March 31, 2023 compared to the three months ended March 31, 2022
Income from operations before income taxes was $33.2 million compared to $45.4 million in the prior year period.
Total revenues increased $26.4 million, or 5.2%, to $532.9 million, largely due to growth in our brokerage revenues driven by higher trading volumes across all asset classes. The combination of meaningful interest rates and improving trading conditions led to higher client activity across Rates and Credit, driven by shorter-dated interest rate products and strong credit volumes. Additionally, our renewable energy and ship chartering businesses saw strong double-digit growth driving our Energy and Commodities business higher. In addition, Data, Software, and Post-trade revenues improved by 12.4% driven by Fenics Market Data and Lucera.
Total expenses increased $36.6 million, or 7.9%, to $500.0 million compared to the prior year period, primarily due to a $33.4 million increase in total compensation expenses, which was primarily driven by an increase in equity-based compensation, as well as higher commission revenues on variable compensation.
Total other income (losses), net decreased $2.0 million, or 85.8%, to $0.3 million compared to the prior year period, primarily related to fair value adjustments on investments carried under the measurement alternative and a decrease in gains on equity method investments.

RESULTS OF OPERATIONS
The following table sets forth our unaudited Condensed Consolidated Statements of Operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023		2022
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$377,288	70.8%	$356,664	70.4%
Principal transactions	114,929	21.6	115,601	22.8
Total brokerage revenues	492,217	92.4	472,265	93.2
Fees from related parties	3,957	0.7	3,317	0.7
Data, software and post-trade	27,122	5.1	24,127	4.8
Interest and dividend income	5,315	1.0	2,435	0.5
Other revenues	4,256	0.8	4,320	0.8
Total revenues	532,867	100.0	506,464	100.0
Expenses:
Compensation and employee benefits	267,214	50.1	257,268	50.8
Equity-based compensation and allocations of net income to limited partnership units and FPUs¹	81,373	15.3	57,876	11.4
Total compensation and employee benefits	348,587	65.4	315,144	62.2
Occupancy and equipment	41,165	7.7	38,663	7.6
Fees to related parties	8,440	1.6	5,725	1.1
Professional and consulting fees	15,701	3.0	15,631	3.1
Communications	27,939	5.2	27,891	5.5
Selling and promotion	14,616	2.7	10,938	2.2
Commissions and floor brokerage	15,265	2.9	17,343	3.4
Interest expense	15,742	3.0	14,303	2.8
Other expenses	12,508	2.3	17,775	3.6
Total expenses	499,963	93.8	463,413	91.5
Other income (losses), net:
Gains (losses) on equity method investments	2,062	0.4	2,803	0.6
Other income (loss)	(1,735)	(0.3)	(496)	(0.1)
Total other income (losses), net	327	0.1	2,307	0.5
Income (loss) from operations before income taxes	33,231	6.3	45,358	9.0
Provision (benefit) for income taxes	12,061	2.3	14,657	2.9
Consolidated net income (loss)	$21,170	4.0%	$30,701	6.1%
Less: Net income (loss) operations attributable to noncontrolling interest in subsidiaries	2,192	0.4	4,729	1.0
Net income (loss) available to common stockholders	$18,978	3.6%	$25,972	5.1%
____________________________
1The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Three Months Ended March 31,
	2023		2022
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and grants of exchangeability	$51,966	9.8%	$30,135	5.9%
Allocations of net income	2,380	0.4	3,690	0.7
LPU amortization	21,431	4.0	19,023	3.8
RSU amortization	5,596	1.1	5,028	1.0
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$81,373	15.3%	$57,876	11.4%

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Revenues
Brokerage Revenues
Total brokerage revenues increased by $20.0 million, or 4.2%, to $492.2 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Commission revenues increased by $20.6 million, or 5.8%, to $377.3 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Principal transactions revenues decreased by $0.7 million, or 0.6%, to $114.9 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
Our brokerage revenues from Energy and Commodities increased by $7.3 million, or 8.8%, to $89.7 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, which was primarily led by higher volumes, mainly due to strong growth from our renewable energy and ship chartering businesses.
Our brokerage revenues from Rates increased by $5.9 million, or 3.7%, to $164.7 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, largely driven by higher client activity due to the combination of meaningful interest rates and improved trading conditions.
Our Credit revenues increased by $5.6 million, or 6.7%, to $89.5 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily driven by stronger volumes, both in Voice and Hybrid and within our Fenics businesses, and higher client activity as a result of improved trading conditions.
Our brokerage revenues from Equities increased by $1.0 million, or 1.5%, to $68.1 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
Our FX revenues remained relatively flat at $80.2 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
Fees from Related Parties
Fees from related parties increased by $0.6 million, or 19.3%, to $4.0 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This was primarily driven by an increase in revenues in connection with services provided to Cantor.
Data, Software and Post-Trade
Data, software and post-trade revenues increased by $3.0 million, or 12.4%, to $27.1 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This increase was primarily driven by growth in Fenics Market Data and Lucera.
Interest and Dividend Income
Interest and dividend income increased by $2.9 million, or 118.3%, to $5.3 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, due to an increase in interest income on bank deposits and government bonds, which were primarily driven by higher interest rates.
Other Revenues
Other revenues decreased by $0.1 million, or 1.5%, to $4.3 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily driven by a decrease in consulting income for Poten & Partners and a decrease in revenues from placement fees, partially offset by an increase in dividend income on an investment.
Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense increased by $9.9 million, or 3.9%, to $267.2 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The primary driver of the increase was higher commission revenues on variable compensation.

Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $23.5 million, or 40.6%, to $81.4 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This was driven by an increase in issuance of common stock and grants exchangeability and an increase in LPU amortization expense, partially offset by a decrease in allocations of net income to limited partnership units and FPUs.
Occupancy and Equipment
Occupancy and equipment expense increased by $2.5 million, or 6.5%, to $41.2 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily driven by an increase in amortization expense due to a corresponding increase in developed software and an increase in other rent and occupancy expenses.
Fees to Related Parties
Fees to related parties increased by $2.7 million, or 47.4%, to $8.4 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Fees to related parties are allocations paid to Cantor for administrative and support services, such as accounting, occupancy, and legal.
Professional and Consulting Fees
Professional and consulting fees increased by $0.1 million, or 0.4%, to $15.7 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
Communications
Communications expense remained relatively flat at $27.9 million for the three months ended March 31, 2023 as compared to three months ended March 31, 2022.
Selling and Promotion
Selling and promotion expense increased by $3.7 million, or 33.6%, to $14.6 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily driven by an increase in business related travel and entertainment as COVID-19 restrictions have relaxed across many of the major geographies in which BGC operates.
Commissions and Floor Brokerage
Commissions and floor brokerage expense decreased by $2.1 million, or 12.0%, to $15.3 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This decrease was primarily driven by a lower number of conversion trades in the three months ended March 31, 2023 and a decrease in commission expenses.
Interest Expense
Interest expense increased by $1.4 million, or 10.1%, to $15.7 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily driven by higher interest expense related to the borrowings on the Revolving Credit Agreement.
Other Expenses
Other expenses decreased by $5.3 million, or 29.6%, to $12.5 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, which was primarily due to greater reserves recorded in the three months ended March 31, 2022 compared to the three months ended March 31, 2023 for potential losses associated with Russia’s Invasion of Ukraine and a decrease in revaluation expense.

Other Income (Losses), Net
Gains (Losses) on Equity Method Investments
Gains (losses) on equity method investments decreased by $0.7 million, or 26.4%, due to a gain of $2.1 million for the three months ended March 31, 2023 as compared to a gain of $2.8 million for the three months ended March 31, 2022.
Other Income (Loss)
Other income (loss) decreased by $1.2 million, or 249.8%, to a loss of $1.7 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily driven by fair value adjustments on investments carried under the measurement alternative.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes decreased by $2.6 million, or 17.7%, to $12.1 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The decrease was primarily driven by a decrease in pretax earnings and a change in the geographical and business mix of earnings, which can impact our consolidated effective tax rate from period-to-period.
Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries
Net income (loss) attributable to noncontrolling interest in subsidiaries decreased by $2.5 million, or 53.6%, to $2.2 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, which was primarily driven by a decrease in earnings.

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

	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Revenues:
Commissions	$377,288	$315,658	$299,430	$309,542	$356,664	$349,896	$367,016	$389,768
Principal transactions	114,929	82,169	79,568	88,169	115,601	73,004	73,997	81,997
Fees from related parties	3,957	3,896	3,896	3,625	3,317	3,356	3,470	4,245
Data, software and post-trade	27,122	25,063	23,808	23,391	24,127	24,137	22,238	21,602
Interest and dividend income	5,315	5,501	4,110	8,961	2,435	4,442	3,042	11,455
Other revenues	4,256	4,228	5,755	2,068	4,320	6,756	3,984	3,383
Total revenues	532,867	436,515	416,567	435,756	506,464	461,591	473,747	512,450
Expenses:
Compensation and employee benefits	267,214	181,671	202,353	211,873	257,268	434,807	257,604	270,586
Equity-based compensation and allocations of net income to limited partnership units and FPUs	81,373	89,332	57,730	46,133	57,876	85,889	78,490	58,290
Total compensation and employee benefits	348,587	271,003	260,083	258,006	315,144	520,696	336,094	328,876
Occupancy and equipment	41,165	40,197	38,710	39,921	38,663	46,724	46,049	47,159
Fees to related parties	8,440	7,377	6,551	6,009	5,725	8,456	5,674	4,518
Professional and consulting fees	15,701	24,286	15,048	13,810	15,631	14,813	16,836	20,029
Communications	27,939	26,237	26,802	27,166	27,891	27,611	29,305	30,776
Selling and promotion	14,616	14,461	11,373	12,443	10,938	12,356	9,586	8,618
Commissions and floor brokerage	15,265	13,591	13,104	14,239	17,343	16,563	15,908	14,308
Interest expense	15,742	14,788	14,499	14,342	14,303	16,061	16,735	18,680
Other expenses	12,508	26,695	19,951	23,010	17,775	16,465	24,614	23,772
Total expenses	499,963	438,635	406,121	408,946	463,413	679,745	500,801	496,736
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	(846)	(183)	—	—	312,941	92	(92)
Gains (losses) on equity method investments	2,062	2,158	3,230	2,729	2,803	2,101	1,816	1,323
Other income (loss)	(1,735)	2,415	5,545	1,909	(496)	7,862	4,513	1,924
Total other income (losses), net	327	3,727	8,592	4,638	2,307	322,904	6,421	3,155
Income (loss) from operations before income taxes	33,231	1,607	19,038	31,448	45,358	104,750	(20,633)	18,869
Provision (benefit) for income taxes	12,061	(1,991)	10,813	15,105	14,657	15,957	(6,692)	(1,191)
Consolidated net income (loss)	$21,170	$3,598	$8,225	$16,343	$30,701	$88,793	$(13,941)	$20,060
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	2,192	1,382	2,463	1,581	4,729	12,340	(2,539)	3,820
Net income (loss) available to common stockholders	$18,978	$2,216	$5,762	$14,762	$25,972	$76,453	$(11,402)	$16,240

The table below details our brokerage revenues by product category for the indicated periods (in thousands):

	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Brokerage revenue by product:
Rates	$164,737	$123,594	$129,971	$137,129	$158,809	$131,732	$128,508	$136,474
Energy and Commodities	89,659	73,608	68,975	66,687	82,395	71,527	74,328	74,735
Credit	89,549	68,067	58,187	61,257	83,908	65,969	58,983	72,609
FX	80,158	71,868	73,481	74,347	80,025	72,112	72,976	72,807
Equities	68,114	60,690	48,384	58,291	67,128	61,671	54,715	60,825
Insurance	—	—	—	—	—	19,889	51,503	54,315
Total brokerage revenues	$492,217	$397,827	$378,998	$397,711	$472,265	$422,900	$441,013	$471,765
Brokerage revenue by product (percentage):
Rates	33.5%	31.0%	34.3%	34.5%	33.6%	31.1%	29.1%	28.9%
FX	16.3	18.1	19.4	18.7	17.0	17.1	16.5	15.4
Energy and Commodities	18.2	18.5	18.2	16.8	17.4	16.9	16.9	15.8
Credit	18.2	17.1	15.3	15.4	17.8	15.6	13.4	15.4
Equities	13.8	15.3	12.8	14.6	14.2	14.6	12.4	12.9
Insurance	—	—	—	—	—	4.7	11.7	11.6
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Brokerage revenue by type:
Voice/Hybrid	$379,005	$313,994	$297,316	$311,541	$371,078	$345,681	$367,992	$396,480
Fully Electronic	113,212	83,833	81,682	86,170	101,187	77,219	73,021	75,285
Total brokerage revenues	$492,217	$397,827	$378,998	$397,711	$472,265	$422,900	$441,013	$471,765
Brokerage revenue by product (percentage):
Voice/Hybrid	77.0%	78.9%	78.4%	78.3%	78.6%	81.7%	83.4%	84.0%
Fully Electronic	23.0	21.1	21.6	21.7	21.4	18.3	16.6	16.0
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
LIQUIDITY AND CAPITAL RESOURCES
Balance Sheet
Our balance sheet and business model are not capital intensive. Our assets consist largely of Cash and cash equivalents, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term capital (equity and notes payable) is held to support the less liquid assets and potential capital investment opportunities. Total assets as of March 31, 2023 were $4.5 billion, an increase of 45.8% as compared to December 31, 2022. The increase in total assets was driven primarily by an increase in Receivables from broker-dealers, clearing organizations, customers and related broker-dealers, Accrued commissions and other receivables, net, Loans, forgivable loans and other receivables from employees and partners, net, and Cash and cash equivalents. We maintain a significant portion of our assets in Cash and cash equivalents and Financial instruments owned, at fair value, with Cash and cash equivalents as of March 31, 2023 of $493.5 million, and our liquidity (which is a non-GAAP financial measure that we define as Cash and cash equivalents, Reverse repurchase agreements, and Financial instruments owned, at fair value, less Securities loaned and Repurchase agreements) as of March 31, 2023 of $534.8 million. See “Liquidity Analysis” below for a further discussion of our liquidity. Our Financial instruments owned, at fair value, were $41.3 million as of March 31, 2023, compared to $39.3 million as of December 31, 2022. We had no Repurchase agreements, Securities loaned, or Reverse purchase agreements as of as of March 31, 2023 and December 31, 2022.
As part of our cash management process, we may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of both March 31, 2023 and December 31, 2022, there were no reverse repurchase agreements outstanding.
Additionally, in August 2013, the Audit Committee authorized us to invest up to $350.0 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including policies relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of March 31, 2023 and December 31, 2022, we had no investments in the program.
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
As discussed above, our liquidity remains strong at $534.8 million as of March 31, 2023, which can be used for share and unit repurchases and redemptions, dividends and distributions, new hires, tax payments, ordinary movements in working capital, and our continued investment in Fenics Growth Platforms. During the three months ended March 31, 2023, we repurchased 0.8 million shares of BGC Class A common stock for aggregate consideration of $4.2 million, representing a weighted-average price per share of $4.97. As of May 5, 2023, we have repurchased and redeemed an additional 3.8 million shares of BGC Class A common stock during the second quarter for aggregate consideration of $17.1 million, representing a weighted-average price per share of $4.46.
On May 2, 2023, our Board declared a $0.01 dividend for the first quarter of 2023. Additionally, BGC Holdings continues to have reduced distributions to or on behalf of its partners. The distributions to or on behalf of partners will at least cover their related tax payments. Whether any given post-tax amount is equivalent to the amount received by a stockholder also on an after-tax basis depends upon stockholders’ and partners’ domiciles and tax status. Our current capital allocation priorities are to return capital to stockholders and to continue investing in our high growth Fenics businesses. Historically, we were deeply dividend-centric; going forward, we plan to prioritize share and unit repurchases over dividends and distributions.
Notes Payable, Other and Short-term Borrowings
Unsecured Senior Revolving Credit Agreement
On November 28, 2018, we entered into the Revolving Credit Agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, which replaced the existing committed unsecured senior revolving credit agreement. The maturity date of the Revolving Credit Agreement was November 28, 2020 and the maximum revolving loan balance was $350.0 million. Borrowings under this Revolving Credit Agreement bore interest at either LIBOR or a defined base rate plus additional margin. On December 11, 2019, we entered into an amendment to the Revolving Credit Agreement. Pursuant to the amendment, the maturity date was extended to February 26, 2021. On February 26, 2020, the Company entered into a second amendment to the Revolving Credit Agreement, pursuant to which the maturity date was extended by two years to February 26, 2023. The size of the Revolving Credit Agreement, along with the interest rate on the borrowings therefrom, remained unchanged. On November 1, 2021, the Company repaid in full the $300.0 million borrowings outstanding, under the Revolving Credit Agreement, which had been borrowed earlier in 2021. On March 10, 2022, we entered into an amendment and restatement of the senior unsecured revolving credit agreement, pursuant to which the maturity date was extended to March 10, 2025, the size of the credit facility was increased to $375.0 million, and borrowings under this agreement will bear interest based on either SOFR or a defined base rate plus additional margin. As of March 31, 2023, the Company had drawn down $75.0 million from its Revolving Credit Agreement. On April 27, 2023, the Company drew down an additional $35.0 million from its Revolving Credit Agreement. As of April 27, 2023, total outstanding borrowings under the Revolving Credit Agreement were $105.0 million. This amount currently carries an interest rate of 6.8%. As of December 31, 2022, there were no borrowings outstanding under the Revolving Credit Agreement. Our liquidity remains strong, and was $534.8 million as of March 31, 2023, as discussed below.
5.375% Senior Notes
On July 24, 2018, we issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes. The 5.375% Senior Notes are general senior unsecured obligations of the Company. The 5.375% Senior Notes bear interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The 5.375% Senior Notes will mature on July 24, 2023. We may redeem some or all of the 5.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 5.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture related to the 5.375% Senior Notes) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes was $444.2 million, net of the discount and debt issuance costs of $5.8 million, of which $0.3 million were underwriting fees paid to CF&Co. We also paid CF&Co an advisory fee of $0.2 million in connection with the issuance. The issuance costs are amortized as interest expense and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 5.375% Senior Notes as of March 31, 2023 was $449.6 million. We intend to either refinance the 5.375% Senior Notes prior to maturity, or use cash on hand, cash flow from operations or the Revolving Credit Agreement to settle such amounts.
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
3.750% Senior Notes
On September 27, 2019, we issued an aggregate of $300.0 million principal amount of 3.750% Senior Notes. The 3.750% Senior Notes are general unsecured obligations of the Company. The 3.750% Senior Notes bear interest at a rate of 3.750% per year, payable in cash on April 1 and October 1 of each year, commencing April 1, 2020. The 3.750% Senior Notes will mature on October 1, 2024. We may redeem some or all of the 3.750% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 3.750% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture related to the 3.750% Senior Notes) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 3.750% Senior Notes was $296.1 million, net of discount and debt issuance costs of $3.9 million, of which $0.2 million were underwriting fees payable to CF&Co. The issuance costs are amortized as interest expense and the carrying value of the 3.750% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 3.750% Senior Notes was $298.8 million as of March 31, 2023.
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

4.375% Senior Notes
On July 10, 2020, we issued an aggregate of $300.0 million principal amount of 4.375% Senior Notes. The 4.375% Senior Notes are general unsecured obligations of the Company. The 4.375% Senior Notes bear interest at a rate of 4.375% per year, payable in cash on June 15 and December 15 of each year, commencing December 15, 2020. The 4.375% Senior Notes will mature on December 15, 2025. We may redeem some or all of the 4.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 4.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture related to the 4.375% Senior Notes) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. Cantor purchased $14.5 million of such senior notes and still holds such notes as of March 31, 2023. The initial carrying value of the 4.375% Senior Notes was $296.8 million, net of discount and debt issuance costs of $3.2 million, of which $0.2 million were underwriting fees payable to CF&Co. The carrying value of the 4.375% Senior Notes was $298.3 million as of March 31, 2023.
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
Collateralized Borrowings
On April 8, 2019, we entered into a secured loan arrangement of $15.0 million, under which we pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.77% and matured on April 8, 2023, at which point the balance was paid in full. As of March 31, 2023 and December 31, 2022, we had $1.0 million and $2.0 million, respectively, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of March 31, 2023 and December 31, 2022, was $5 thousand and $10 thousand, respectively.
On April 19, 2019, we entered into a secured loan arrangement of $10.0 million, under which we pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.89% and matured on April 19, 2023, at which point the balance was paid in full. As of March 31, 2023 and December 31, 2022, the Company had $0.6 million and $1.3 million, respectively, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of March 31, 2023 and December 31, 2022 was $0.2 million and $0.3 million, respectively.
Weighted-average Interest Rate
For the three months ended March 31, 2023 and 2022, the weighted-average interest rate of our total Notes payable and other borrowings, which include our Revolving Credit Agreement, Company Debt Securities, and collateralized borrowings, was 4.75% and 4.62%, respectively.
Short-term Borrowings
On August 22, 2017, we entered into a committed unsecured loan agreement with Itau Unibanco S.A. The credit agreement provided for short-term loans of up to $3.9 million (BRL 20.0 million). The maturity date of the agreement is May 21, 2023. Borrowings under this agreement bear interest at the Brazilian Interbank offering rate plus 3.20%. As of March 31, 2023, there were $2.0 million (BRL 10.0 million) of borrowings outstanding under the facility. As of December 31, 2022, there were $1.9 million (BRL 10.0 million) of borrowings outstanding under the facility. As of March 31, 2023, the interest rate was 17.00%.
On August 23, 2017, we entered into a committed unsecured credit agreement with Itau Unibanco S.A. The credit agreement provided for an intra-day overdraft credit line up to $9.8 million (BRL 50.0 million). On August 20, 2021, the agreement was renegotiated, increasing the credit line to $11.8 million (BRL 60.0 million). The maturity date of the agreement is May 21, 2023. This agreement bears a fee of 1.35% per year. As of March 31, 2023 and December 31, 2022, there were no borrowings outstanding under this agreement.
On January 25, 2021, we entered into a committed unsecured loan agreement with Banco Daycoval S.A., which provided for short-term loans of up to $2.0 million (BRL 10.0 million) and was renegotiated on June 1, 2021. The amended agreement provided for short-term loans of up to $3.9 million (BRL 20.0 million). Borrowings under this agreement bore interest at the Brazilian Interbank offering rate plus 3.66%. During September 2022, the borrowings under this agreement were repaid in full, and the loan was terminated on September 27, 2022, therefore as of March 31, 2023, there were no borrowings outstanding under the agreement.

BGC Credit Agreement with Cantor
On March 19, 2018, we entered into the BGC Credit Agreement with Cantor. The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the previous Credit Facility between BGC and an affiliate of Cantor, and was approved by the Audit Committee of BGC. On August 6, 2018, the Company entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that can be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2024, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC’s or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of both March 31, 2023 and December 31, 2022, there were no borrowings by BGC or Cantor outstanding under this Agreement.
CREDIT RATINGS
As of March 31, 2023, our public long-term credit ratings and associated outlooks were as follows:

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
At December 31, 2019, the Company completed the calculation of the one-time transition tax on the deemed repatriation of foreign subsidiaries’ earnings pursuant to the Tax Act and previously recorded a net cumulative tax expense of $28.6 million, net of foreign tax credits. An installment election can be made to pay the taxes over eight years with 40% paid in equal installments over the first five years and the remaining 60% to be paid in installments of 15%, 20% and 25% in years six, seven and eight, respectively. The cumulative remaining balance as of March 31, 2023 was $20.2 million.
As of March 31, 2023, the Company and its consolidated subsidiaries had $493.5 million of Cash and cash equivalents. In addition, the Company and its consolidated subsidiaries also held securities of $41.3 million within their Liquidity position as of March 31, 2023.
Discussion of the three months ended March 31, 2023
The table below presents our Liquidity Analysis as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
(in thousands)
Cash and cash equivalents	$493,496	$484,989
Financial instruments owned, at fair value	41,302	39,319
Total	$534,798	$524,308
The $10.5 million increase in our liquidity position from $524.3 million as of December 31, 2022 to $534.8 million as of March 31, 2023 was primarily related to cash flow from operations and borrowings on the Revolving Credit Agreement, partially offset by ordinary movements in working capital, the acquisition of Trident, tax payments, dividends and distributions, share repurchases, and our continued investments in Fenics Growth Platforms.
Discussion of the three months ended March 31, 2022
The table below presents our Liquidity Analysis as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
(in thousands)
Cash and cash equivalents	$509,206	$553,598
Financial instruments owned, at fair value	37,915	41,244
Repurchase agreements	(7,511)	—
Total	$539,610	$594,842
The $55.2 million decrease in our liquidity position from $594.8 million as of December 31, 2021 to $539.6 million as of March 31, 2022 was primarily related to ordinary movements in working capital, cash paid with respect to annual employee bonuses, tax payments, and our continued investment in Fenics Growth Platforms.
CLEARING CAPITAL
In November 2008, we entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on our behalf. In June 2020, this clearing capital agreement was amended to cover Cantor providing clearing services in all eligible financial products to us and not just U.S. Treasury and U.S. government agency securities. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to us, Cantor shall be entitled to request from us cash or other collateral acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement or Cantor will post cash or other collateral on our behalf for a commercially reasonable charge. During the three months ended March 31, 2023 and 2022, the Company was charged $0.3 million and $0.2 million, respectively, by Cantor for the cash or other collateral posted by Cantor on BGC's behalf. Cantor had not requested any cash or other property from us as collateral as of March 31, 2023.

REGULATORY REQUIREMENTS
Our liquidity and available cash resources are restricted by regulatory requirements applicable to our operating subsidiaries. Many of these regulators, including U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the U.S., are empowered to conduct administrative proceedings that can result in civil and criminal judgments, settlements, fines, penalties, injunctions, enhanced oversight, remediation, or other relief.
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
The FCA is the relevant statutory regulator in the U.K. The FCA’s objectives are to protect customers, maintain the stability of the financial services industry and promote competition between financial services providers. It has broad rule-making, investigative and enforcement powers derived from the Financial Services and Markets Act 2000 and subsequent derivative legislation and regulations.
In addition, the majority of our other foreign subsidiaries are subject to similar regulation by the relevant authorities in the countries in which they do business. Certain other of our foreign subsidiaries are required to maintain non-U.S. net capital requirements. For example, in Hong Kong, BGC Securities (Hong Kong), LLC, GFI (HK) Securities LLC and Sunrise Brokers (Hong Kong) Limited are regulated by the Securities and Futures Commission. BGC Capital Markets (Hong Kong), Limited and GFI (HK) Brokers Ltd are regulated by The Hong Kong Monetary Authority. All are subject to Hong Kong net capital requirements. In France, Aurel BGC and BGC France Holdings; in Australia, BGC Partners (Australia) Pty Limited, BGC (Securities) Pty Limited and GFI Australia Pty Ltd.; in Japan, BGC Shoken Kaisha Limited’s Tokyo branch and BGC Capital Markets Japan LLC’s Tokyo Branch; in Singapore, BGC Partners (Singapore) Limited, GFI Group Pte Ltd and Ginga Global Markets Pte Ltd; in Korea, BGC Capital Markets & Foreign Exchange Broker (Korea) Limited and GFI Korea Money Brokerage Limited; in the Philippines, GFI Group (Philippines) Inc. and in Brazil, BGC Liquidez Distribuidora De Titulos E Valores Mobiliarios Ltda., all have net capital requirements imposed upon them by local regulators. In addition, BGC is a member of clearing houses such as The London Metal Exchange, which may impose minimum capital requirements.
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
As of March 31, 2023, $743.9 million of net assets were held by regulated subsidiaries. As of March 31, 2023, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $417.6 million.
In April 2013, the Board and Audit Committee authorized management to enter into indemnification agreements with Cantor and its affiliates with respect to the provision of any guarantees provided by Cantor and its affiliates from time to time as required by regulators. These services may be provided from time to time at a reasonable and customary fee. In 2020, the introducing broker guarantees were moved from CF&Co to Mint Brokers for the firm’s stand alone and foreign NFA registered introducing brokers.
BGC Derivative Markets and GFI Swaps Exchange, our subsidiaries, operate as SEFs. Mandatory Dodd-Frank Act compliant execution on SEFs by eligible U.S. persons commenced in February 2014 for “made available to trade” products, and a wide range of other rules relating to the execution and clearing of derivative products were finalized with implementation periods in 2016 and beyond. We also own ELX, which became a dormant contract market on July 1, 2017, and in July 2021, we completed the purchase of the Futures Exchange Group from Cantor, which represents our futures exchange and related clearinghouse. As these rules require authorized execution facilities to maintain robust front-end and back-office IT capabilities and to make large and ongoing technology investments, and because these execution facilities may be supported by a variety of voice and auction-based execution methodologies, we expect our Hybrid and Fully Electronic trading capability to perform strongly in such an environment.
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
MiFID II was intended to help improve the functioning of the EU single market by achieving a greater consistency of regulatory standards. By design, therefore, it was intended that EU member states should have very similar regulatory regimes in relation to the matters addressed to MiFID. MiFID II has also introduced a new regulated execution venue category called an OTF that captures much of the Voice-and Hybrid-oriented trading in the EU. Much of our EU derivatives and fixed income execution business now takes place on OTFs. Further to its decision to leave the EU, the U.K. has implemented MIFID II’s requirements into its own domestic legislation. Brexit may impact future market structures and MiFID II rulemaking and implementation due to potential changes in mutual passporting and equivalence arrangements between the U.K. and EU member states (for further information see “Overview and Business Environment—Brexit” herein).
In addition, the GDPR came into effect in the EU on May 25, 2018 (with the equivalent in the U.K.) and creates new compliance obligations in relation to personal data. The GDPR may affect our practices, and will increase financial penalties for non-compliance significantly.
Apart from some minor non-material changes, at this time there has not been any legislation from the EU Commission or the U.K. Government that has materially changed how the U.K. and EU approach financial regulation since MiFID II and the implementation of Brexit. Although divergence of U.K. regulation from EU regulation may occur, there has been no firm legislative change signaled or published by the FCA or the U.K. Government. While we generally believe the net impact of the rules and regulations are positive for our business, it is possible that unintended consequences of the rules and regulations may materially adversely affect us in ways yet to be determined.
See “Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information related to our regulatory environment.
EQUITY
Class A Common Stock
Changes in shares of BGC Class A common stock outstanding were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Shares outstanding at beginning of period	325,858	317,023
Share issuances:
Redemptions/exchanges of limited partnership interests¹	13,145	6,643
Vesting of RSUs	2,096	1,982
Acquisitions	658	912
Other issuances of BGC Class A common stock	13	3
Restricted stock forfeitures	(49)	—
Treasury stock repurchases	(846)	—
Shares outstanding at end of period	340,875	326,563

____________________________
1Included in redemptions/exchanges of limited partnership interests for the three months ended March 31, 2023 and 2022 are 6.9 million shares of BGC Class A common stock granted in connection with the cancellation of 7.3 million LPUs, and 3.3 million shares of BGC Class A common stock granted in connection with the cancellation of 3.3 million LPUs, respectively. Because LPUs are included in the Company’s fully diluted share count, if dilutive, redemptions/exchanges in connection with the issuance of BGC Class A common stock would not impact the fully diluted number of shares outstanding.
Class B Common Stock
The Company did not issue any shares of BGC Class B common stock during both the three months ended March 31, 2023 and 2022. As of both March 31, 2023 and December 31, 2022, there were 45.9 million shares of BGC Class B common stock outstanding.
Unit Redemptions and Share Repurchase Program
The Company’s Board and Audit Committee have authorized repurchases of BGC Class A common stock and redemptions of limited partnership interests or other equity interests in the Company’s subsidiaries. On November 4, 2022, the Board and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of March 31, 2023, the Company had $372.1 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares and/or redeem units.
The tables below represent the units redeemed and/or shares repurchased for cash and do not include units redeemed/cancelled in connection with the grant of shares of BGC Class A common stock nor the limited partnership interests exchanged for shares of BGC Class A common stock. The gross unit redemptions and share repurchases of BGC Class A common stock during the three months ended March 31, 2023 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted-Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That Could Be Redeemed/ Purchased Under the Program at March 31, 2023
Redemptions[1]
January 1, 2023—March 31, 2023	23	$3.90
Repurchases[2]
January 1, 2023—January 31, 2023	—	$—
February 1, 2023—February 28, 2023	—	$—
March 1, 2023—March 31, 2023	846	$4.97
Total Redemptions and Repurchases	869	$4.95	$372,115

___________________________
1The Company redeemed an immaterial amount of LPUs during the three months ended March 31, 2023. During the three months ended March 31, 2023, the Company redeemed 23 thousand FPUs at an aggregate redemption price of $0.1 million for a weighted-average price of $3.90 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 6.9 million shares of BGC Class A common stock during the three months ended March 31, 2023, nor the limited partnership interests exchanged for 6.3 million shares of BGC Class A common stock during the three months ended March 31, 2023.
2During the three months ended March 31, 2023, the Company repurchased 0.8 million shares of BGC Class A common stock at an aggregate price of $4.2 million for a weighted-average price of $4.97 per share.

The gross unit redemptions and share repurchases of BGC Class A common stock during the three months ended March 31, 2022 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted-Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That Could Be Redeemed/ Purchased Under the Program at March 31, 2022
Redemptions[1]
January 1, 2022—March 31, 2022	43	$4.01
Repurchases[2]
January 1, 2022—March 31, 2022	—	—
Total Redemptions and Repurchases	43	$4.01	$191,635
____________________________
1During the three months ended March 31, 2022, the Company redeemed 14 thousand LPUs at an aggregate redemption price of $59 thousand for a weighted-average price of $4.30 per unit. During the three months ended March 31, 2022, the Company redeemed 29 thousand FPUs at an aggregate redemption price of $114 thousand for a weighted-average price of $3.88 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 3.3 million shares of BGC Class A common stock during the three months ended March 31, 2022, nor the limited partnership interests exchanged for 3.8 million shares of BGC Class A common stock during the three months ended March 31, 2022.
2The Company did not repurchase any shares of BGC Class A common stock during the three months ended March 31, 2022.

The weighted-average share counts, including securities that were anti-dilutive for our earnings per share calculations, for the three months ended March 31, 2023 were as follows (in thousands):

Three Months Ended March 31, 2023
Common stock outstanding[1]	375,220
Partnership units[2]	120,451
RSUs (Treasury stock method)	4,008
Other	1,388
Total[3]	501,067
______________________________
1Common stock consisted of shares of BGC Class A common stock, shares of BGC Class B common stock and contingent shares of our Class A common stock for which all necessary conditions have been satisfied except for the passage of time. For the quarter ended March 31, 2023, the weighted-average number of shares of BGC Class A common stock was 328.0 million and shares of BGC Class B common stock was 45.9 million.
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
3For the three months ended March 31, 2023, an immaterial amount of potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Also as of March 31, 2023, 45.7 million shares of contingent BGC Class A common stock, N units, RSUs, and LPUs were excluded from fully diluted EPS computations because the conditions for issuance had not been met by the end of the period. The contingent BGC Class A common stock is recorded as a liability and included in “Accounts payable, accrued and other liabilities” in our unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2023.

The fully diluted period-end spot share count was as follows (in thousands):

As of March 31, 2023
Common stock outstanding	386,759
Partnership units	114,191
RSUs (Treasury stock method)	1,675
Other	2,537
Total	505,162

Exchange Agreement and Amendments to the BGC Holdings Limited Partnership Agreement
On June 5, 2015, we entered into the Exchange Agreement with Cantor providing Cantor, CFGM and other Cantor affiliates entitled to hold BGC Class B common stock the right to exchange from time to time, on a one-to-one basis, subject to adjustment, up to an aggregate of 34.6 million shares of BGC Class A common stock now owned or subsequently acquired by such Cantor entities for up to an aggregate of 34.6 million shares of BGC Class B common stock. Such shares of BGC Class B common stock, which currently can be acquired upon the exchange of Cantor units owned in BGC Holdings, are already included in our fully diluted share count and will not increase Cantor’s current maximum potential voting power in the common equity. The Exchange Agreement enabled the Cantor entities to acquire the same number of shares of BGC Class B common stock that they were already entitled to acquire without having to exchange its Cantor units in BGC Holdings. The Audit Committee and Board have determined that it was in the best interests of us and our stockholders to approve the Exchange Agreement because it will help ensure that Cantor retains its Cantor units in BGC Holdings, which is the same partnership in which our partner employees participate, thus continuing to align the interests of Cantor with those of the partner employees.
On November 23, 2018, in the Class B Issuance, BGC issued 10.3 million shares of BGC Class B common stock to Cantor and 0.7 million shares of BGC Class B common stock to CFGM, an affiliate of Cantor, in each case in exchange for shares of BGC Class A common stock from Cantor and CFGM, respectively, on a one-to-one basis pursuant to the Exchange Agreement. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC by Cantor or CFGM for the Class B Issuance. Following this exchange, Cantor and its affiliates only have the right to exchange under the Exchange Agreement up to an aggregate of 23.6 million shares of BGC Class A common stock, now owned or subsequently acquired, or its Cantor units in BGC Holdings, into shares of BGC Class B common stock. As of March 31, 2023, Cantor and CFGM did not own any shares of BGC Class A common stock.
We and Cantor have agreed that any shares of BGC Class B common stock issued in connection with the Exchange Agreement would be deducted from the aggregate number of shares of BGC Class B common stock that may be issued to the Cantor entities upon exchange of Cantor units in BGC Holdings. Accordingly, the Cantor entities will not be entitled to receive any more shares of BGC Class B Stock under this agreement than they were otherwise eligible to receive upon exchange of Cantor units.
On November 4, 2015, partners of BGC Holdings created five classes of non-distributing partnership units. These N Units carry the same name as the underlying unit with the insertion of an additional “N” to designate them as the N Unit type and are designated as NREUs, NPREUs, NLPUs, NPLPUs and NPPSUs. The N Units are not entitled to participate in partnership distributions, are not allocated any items of profit or loss and may not be made exchangeable into shares of BGC Class A common stock.
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
On December 14, 2016, partners of BGC Holdings amended certain terms and conditions of the partnership’s N Units in order to provide flexibility to the Company and the Partnership in using such N Units in connection with compensation arrangements and practices. The amendment provides for a minimum $5 million gross revenue requirement in a given quarter as a condition for an N Unit to be replaced by another type of partnership unit in accordance with the BGC Holdings Limited Partnership Agreement and the grant documentation. The amendment was approved by the Audit Committee.
On December 13, 2017, the Amended and Restated BGC Holdings Limited Partnership Agreement was amended and restated a second time to include prior standalone amendments and to make certain other changes related to the Separation. The Second Amended and Restated BGC Holdings Limited Partnership Agreement, among other things, reflects changes resulting from the division in the Separation of BGC Holdings into BGC Holdings and Newmark Holdings, including:
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
The Second Amended and Restated BGC Holdings Limited Partnership Agreement also removed certain classes of BGC Holdings units that are no longer outstanding, and permits the general partner of BGC Holdings to determine the total number of authorized BGC Holdings units. The Second Amended and Restated BGC Holdings Limited Partnership Agreement was approved by the Audit Committee.
On March 10, 2023, BGC Holdings entered into the Second Amendment (the “LPA Amendment”) to the Second Amended and Restated BGC Holdings Limited Partnership Agreement. The LPA Amendment revises certain restrictive covenants pertaining to the “Partner Obligations” and “Competitive Activity” provisions in the Second Amended and Restated BGC Holdings Limited Partnership Agreement. Specifically, the LPA Amendment (i) reduces the length of the post-termination period during which a partner must refrain from soliciting or doing business with customers, soliciting employees, engaging in a “Competing Business,” or otherwise refraining from harming the partnership; and (ii) revises the scope of the non-compete under the “Partner Obligations” and “Competitive Activity” provisions in the Second Amended and Restated BGC Holdings Limited Partnership Agreement to cover “Competing Businesses” (as defined therein) for which a partner performed the same or similar services and (a) involving a product, product line or type, or service of a “Protected Affiliate” (as defined therein) within a specific geographic area, (b) involving a “Client” or a “Client Representative” (each as defined therein) of a Protected Affiliate, or (c) for which the likely disclosure of confidential information is inevitable. The LPA Amendment was approved by our Board of Directors and Audit and Compensation Committees.
Registration Statements
On March 8, 2021, we filed the March 2021 Form S-3 with respect to the issuance and sale of up to an aggregate of $300.0 million shares of BGC Class A common stock from time to time on a delayed or continuous basis. On July 8, 2022, we filed an amendment to the March 2021 Form S-3. On August 3, 2022, the March 2021 Form S-3 was declared effective by the SEC, and we entered into the August 2022 Sales Agreement on August 12, 2022. CF&Co is a wholly owned subsidiary of Cantor and an affiliate of BGC. Under this Sales Agreement, we agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. For additional information on our CEO Program sales agreement, see Note 13—“Related Party Transactions” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We intend to use the net proceeds of any shares of BGC Class A common stock sold for general corporate purposes for potential acquisitions, redemptions of LPUs and FPUs in BGC Holdings and repurchases of shares of BGC Class A common stock from partners, executive officers and other employees of ours or our subsidiaries and of Cantor and its affiliates. Certain of such partners will be expected to use the proceeds from such sales to repay outstanding loans issued by, or credit enhanced by, Cantor, or BGC Holdings. In addition to general corporate purposes, these sales along with our share repurchase authorization are designed as a planning device in order to facilitate the redemption process. Going forward, we may redeem units and reduce our fully diluted share count under our repurchase authorization or sell shares of BGC Class A common stock under the March 2021 Form S-3.
Further, we have an effective Registration Statement on Form S-4 filed on September 3, 2010, with respect to the offer and sale of up to 20 million shares of BGC Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of March 31, 2023, we have issued an aggregate of 17.9 million shares of BGC Class A common stock under this Form S-4 Registration Statement. Additionally, on September 13, 2019, we filed a Registration Statement on Form S-4, with respect to the offer and sale of up to 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of March 31, 2023, we have not issued any shares of BGC Class A common stock under this Form S-4 Registration Statement. We also have an effective shelf Registration Statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of BGC Class A common stock under the BGC Partners, Inc. Dividend Reinvestment and Stock Purchase Plan. As of March 31, 2023, we have issued 0.8 million shares of BGC Class A common stock under the Dividend Reinvestment and Stock Purchase Plan.
The Compensation Committee may grant stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other equity-based awards, including to provide exchange rights for shares of BGC Class A common stock upon exchange of LPUs. On November 22, 2021, at our Annual Meeting of Stockholders, our stockholders approved amendments to our Equity Plan to increase from 400 million to 500 million the aggregate number of shares of BGC Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan, subject to adjustment, and to remove the annual per-participant limit of 15 million awards that may be granted under the Plan. As of March 31, 2023, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 114.1 million shares of BGC Class A common stock.

CONTINGENT PAYMENTS RELATED TO ACQUISITIONS
Since 2016, the Company has completed acquisitions whose purchase price included an aggregate of approximately 2.2 million shares of the BGC Class A common stock (with an acquisition date fair value of approximately $9.2 million), 0.5 million shares of the restricted BGC Class A common stock (with an acquisition date fair value of approximately $1.7 million), 0.1 million LPUs (with an acquisition date fair value of approximately $0.2 million), 0.2 million RSUs (with an acquisition date fair value of approximately $1.2 million) and $40.4 million in cash that may be issued contingent on certain targets being met through 2027.
As of March 31, 2023, the Company has issued 1.4 million shares of BGC Class A common stock, 0.2 million of RSUs and paid $34.7 million in cash related to such contingent payments.
As of March 31, 2023, 0.8 million shares of BGC Class A common stock, including contingent shares for which all necessary conditions have been satisfied except for the passage of time and are included in our computation of basic EPS, 0.5 million shares of restricted BGC Class A common stock, and $21.6 million in cash remain to be issued if the targets are met, net of forfeitures and other adjustments.
LEGAL PROCEEDINGS
On October 5, 2018, Roofers Local 149 Pension Fund filed a putative derivative complaint in the Delaware Chancery Court, captioned Roofers Local 149 Pension Fund vs. Howard Lutnick, et al. (Case No. 2018-0722), alleging breaches of fiduciary duty against (i) the members of the Board, (ii) Howard Lutnick, CFGM, and Cantor as controlling stockholders of BGC, and (iii) Howard Lutnick as an officer of BGC. The complaint challenges the transactions by which BGC (i) completed the Berkeley Point acquisition from CCRE for $875 million and (ii) committed to invest $100 million for a 27% interest in Real Estate, L.P. (collectively, the “Transaction.”) Among other things, the complaint alleges that (i) the price BGC paid in connection with the Transaction was unfair, (ii) the process leading up to the Transaction was unfair, and (iii) the members of the special committee of the Board were not independent. It seeks to recover for the Company unquantified damages, as well as attorneys’ fees.
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
In response to motions to dismiss filed by all defendants in December 2018, the plaintiffs filed a motion for leave to amend the operative complaint in February 2019, requesting that the Court allow them to supplement their allegations, which the Court granted. The amended complaint alleges the same purported breaches of fiduciary duty as the operative complaint, raises no new claims, and seeks identical relief, but includes additional allegations, including alleged reasons for plaintiffs’ failure to make a demand on the Board, which was the basis of the defendants’ motion to dismiss. On March 19, 2019, all defendants filed motions to dismiss the amended complaints, again on demand grounds. On September 30, 2019, the Court denied defendants’ motions to dismiss, permitting the case to move forward into discovery. In its ruling, the Court determined that the amended complaint sufficiently pled that the plaintiffs were not required to make demand on the Board in order to file a derivative suit, but did not make findings of fact with respect to the underlying merits of plaintiffs’ allegations concerning the Transaction. On February 11, 2021, following the close of discovery, the Company and the independent directors of the Board filed motions for summary judgment seeking dismissal of the case based on the discovery record, which plaintiffs opposed. Argument was held on defendants’ summary judgment motions on June 22, 2021. On September 20, 2021, the Court partially granted the summary judgment motions, dismissing directors Stephen Curwood and Linda Bell and permitting the trial to move forward against the remaining defendants. A trial was held before Vice Chancellor Lori Will on October 11, 2021, which concluded on October 15, 2021. Following the close of the hearing, the parties submitted post-trial briefing, and presented oral argument on March 2, 2022. On April 14, 2022, the Court requested limited additional briefing, which the parties submitted on May 13, 2022.
On August 19, 2022, the Court issued a post-trial memorandum opinion in favor of BGC, its directors, and controlling shareholders, ruling that the Transaction was entirely fair to BGC’s shareholders with respect to both process and price. The Court found that “Berkeley Point was, by all accounts, a unique asset particularly appealing to BGC” and that the price negotiated by BGC’s Special Committee and agreed to by Cantor Fitzgerald was at the “lower end” of a range of reasonable prices. The Court further found the Special Committee was “independent, fully empowered, and well-functioning.” Final judgment in the case was entered for the defendants and against the plaintiffs on September 27, 2022. The same day, the plaintiffs filed a notice of appeal, seeking reversal of the memorandum opinion and final judgment. The briefing of the appeal before the Delaware Supreme Court is now complete, with oral argument scheduled to go forward on May 24, 2023.

BGC believes that any appeal of the Court’s final judgement would be without merit, and will continue to defend the case vigorously. However, as in any litigated matter, the outcome cannot be determined with certainty.
On March 9, 2023, a purported class action complaint was filed against Cantor, BGC Holdings, and Newmark Holdings in the U.S. District Court for the District of Delaware (Civil Action No. 1:23-cv-00265). The collective action, which was filed by seven former limited partners of the defendants on their own behalf and on behalf of other similarly situated limited partners, alleges a claim for breach of contract against all defendants on the basis that the defendants failed to make payments due under the relevant partnership agreements. Specifically, the plaintiffs allege that the non-compete and economic forfeiture provisions upon which the defendants relied to deny payment are unenforceable under Delaware law. The plaintiffs allege a second claim against Cantor and BGC Holdings for antitrust violations under the Sherman Act on the basis that the Cantor and BGC Holdings partnership agreements constitute unreasonable restraints of trade. In that regard, the plaintiffs allege that the non-compete and economic forfeiture provisions of the Cantor and BGC Holdings partnership agreements, as well as restrictive covenants included in partner separation agreements, cause anticompetitive effects in the labor market, insulate Cantor and BGC Holdings from competition, and limit innovation. The plaintiffs seek a determination that the case may be maintained as a class action, an injunction prohibiting the allegedly anticompetitive conduct, and monetary damages of at least $5.0 million. The Company believes the lawsuit has no merit. However, as with any litigation, the outcome cannot be determined with certainty.
PURCHASE OF LIMITED PARTNERSHIP INTERESTS
Cantor has the right to purchase Cantor units from BGC Holdings upon redemption of non-exchangeable FPUs redeemed by BGC Holdings upon termination or bankruptcy of the Founding/Working Partner. In addition, pursuant to Article Eight, Section 8.08 of the Second Amended and Restated BGC Holdings Limited Partnership Agreement, where either current, terminating, or terminated partners are permitted by the Company to exchange any portion of their FPUs and Cantor consents to such exchangeability, the Company shall offer to Cantor the opportunity for Cantor to purchase the same number of Cantor units in BGC Holdings at the price that Cantor would have paid for Cantor units had the Company redeemed the FPUs. If Cantor acquires any Cantor units as a result of the purchase or redemption by BGC Holdings of any FPUs, Cantor will be entitled to the benefits (including distributions) of such units it acquires from the date of termination or bankruptcy of the applicable Founding/Working Partner. In addition, any such Cantor units purchased by Cantor are currently exchangeable for up to 23.6 million shares of BGC Class B common stock or, at Cantor’s election or if there are no such additional shares of BGC Class B common stock, shares of BGC Class A common stock, in each case on a one-for-one basis (subject to customary anti-dilution adjustments).
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
On April 16, 2023, Cantor purchased from BGC Holdings an aggregate of 533,757 Cantor units for an aggregate consideration of $1,051,080 as a result of the redemption of 533,757 FPUs, and 85,775 Cantor units for aggregate consideration of $173,154 as a result of the exchange of 85,775 FPUs.
As of April 30, 2023, there were no FPUs in BGC Holdings remaining, which BGC Holdings had the right to redeem or exchange and with respect to which Cantor will have the right to purchase an equivalent number of Cantor units following such redemption or exchange.
GUARANTEE AGREEMENT FROM MINT BROKERS
Under rules adopted by the CFTC, all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the NFA and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. Our European-based brokers engage from time to time in interest rate swap transactions with U.S.-based counterparties, and therefore we are subject to the CFTC requirements. Mint Brokers has entered into guarantees on our behalf (and on behalf of GFI), and we are required to indemnify Mint Brokers for the amounts, if any, paid by Mint Brokers on our behalf pursuant to this arrangement. Effective April 1, 2020, these guarantees were transferred to Mint Brokers from CF&Co. During both the three months ended March 31, 2023 and 2022, the Company recorded expenses of $31 thousand with respect to these guarantees.

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
As of March 31, 2023, the Company had $50.0 million remaining from its debt repurchase authorization.
EQUITY METHOD INVESTMENTS
The Company was authorized to enter into loans, investments or other credit support arrangements for Aqua; such arrangements are proportionally and on the same terms as similar arrangements between Aqua and Cantor. On February 15, 2022 and February 25, 2021, the Company’s Board and Audit Committee increased the authorized amount by an additional $1.0 million and $1.0 million, respectively, to an aggregate of $21.2 million. The Company has been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor (see Note 13—“Related Party Transactions,” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information).
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
MARKET SUMMARY
The following table provides certain volume and transaction count information for the quarterly periods indicated:

	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Notional Volume (in billions)
Total Fully Electronic volume	$13,754	$10,626	$10,471	$11,336	$13,489
Total Hybrid volume	74,498	58,022	65,404	63,558	59,920
Total Fully Electronic and Hybrid volume	$88,252	$68,648	$75,875	$74,894	$73,409
Transaction Count (in thousands, except for days)
Total Fully Electronic transactions	4,550	3,913	3,905	3,876	4,473
Total Hybrid transactions	1,731	1,431	1,399	1,499	1,419
Total Fully Electronic and Hybrid transactions	6,281	5,344	5,304	5,375	5,892
Trading days	64	64	64	62	62
_____________________________________
Note: Certain information may have been recast with current estimates to reflect changes in reporting methodology. Such revisions have no impact on the Company’s revenues or earnings.

Fully Electronic volume, including new products, was $13.8 trillion for the three months ended March 31, 2023, compared to $13.5 trillion for the three months ended March 31, 2022. Our Hybrid volume for the three months ended March 31, 2023 was $74.5 trillion, compared to $59.9 trillion for the three months ended March 31, 2022.
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
Revenue Recognition
We derive our revenues primarily through commissions from brokerage services, the spread between the buy and sell prices on matched principal transactions, fees from related parties, data, software and post-trade services, and other revenues. See Note 3—“Summary of Significant Accounting Policies” to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022, for further information regarding revenue recognition.
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
Certain LPUs are granted exchangeability into shares of BGC or Newmark Class A common stock or are redeemed in connection with the grant of BGC or Newmark Class A common stock issued; BGC Class A common stock is issued on a one-for-one basis, and Newmark Class A common stock is issued based on the number of LPUs exchanged or redeemed multiplied by the then-current Exchange Ratio. At the time exchangeability is granted or shares of BGC or Newmark Class A common stock are issued, we recognize an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our unaudited Condensed Consolidated Statements of Operations. During the three months ended March 31, 2023 and 2022, we incurred equity-based compensation expense of $52.0 million and $30.1 million, respectively, related to LPUs and issuance of common stock.
Certain LPUs have a stated vesting schedule and do not receive quarterly allocations of net income. Compensation expense related to these LPUs is recognized over the stated service period, and these units generally vest between two and five years. During the three months ended March 31, 2023 and 2022, we incurred equity-based compensation expense related to these LPUs of $21.4 million and $19.0 million, respectively. This expense is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our unaudited Condensed Consolidated Statements of Operations.
Employee Loans: We have entered into various agreements with certain employees and partners, whereby these individuals receive loans that may be either wholly or in part repaid from distributions that the individuals receive on some or all of their LPUs and from proceeds of the sale of the employees’ shares of BGC Class A common stock or may be forgiven over a period of time. Cash advance distribution loans are documented in formal agreements and are repayable in timeframes outlined in the underlying agreements. We intend for these advances to be repaid in full from the future distributions on existing and future awards granted. The distributions are treated as compensation expense when made and the proceeds are used to repay the loan. The forgivable portion of any loans is recognized as compensation expense in our unaudited Condensed Consolidated Statements of Operations over the life of the loan. We review the loan balances each reporting period for collectability. If we determine that the collectability of a portion of the loan balances is not expected, we recognize a reserve against the loan balances. Actual collectability of loan balances may differ from our estimates.
As of March 31, 2023 and December 31, 2022, the aggregate balance of employee loans, net of reserve, was $352.7 million and $319.6 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our unaudited Condensed Consolidated Statements of Financial Condition. Compensation expense (benefit) for the above-mentioned employee loans for the three months ended March 31, 2023 and 2022 was $13.9 million and $9.9 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our unaudited Condensed Consolidated Statements of Operations.
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
Income Taxes
We account for income taxes using the asset and liability method as prescribed in the U.S. GAAP guidance, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to basis differences between the unaudited Condensed Consolidated Financial Statement carrying amounts of existing assets and liabilities and their respective tax basis. Certain of our entities are taxed as U.S. partnerships and are subject to UBT in the City of New York. Therefore, the tax liability or benefit related to the partnership income or loss except for UBT rests with the partners (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of partnership interests), rather than the partnership entity. As such, the partners’ tax liability or benefit is not reflected in our unaudited Condensed Consolidated Financial Statements. The tax-related assets, liabilities, provisions or benefits included in our unaudited Condensed Consolidated Financial Statements also reflect the results of the entities that are taxed as corporations, either in the U.S. or in foreign jurisdictions.
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

The Tax Act includes the global intangible low-taxed income, or GILTI, provision. This provision requires inclusion in the Company’s U.S. income tax return the earnings of certain foreign subsidiaries. The Company has elected to treat taxes associated with the GILTI provision using the Period Cost Method and thus has not recorded deferred taxes for basis differences under this regime.
See Note 3—“Summary of Significant Accounting Policies” to our consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K as of December 31, 2022 for additional information regarding these critical accounting policies and other significant accounting policies.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1—“Organization and Basis of Presentation” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.
CAPITAL DEPLOYMENT PRIORITIES, DIVIDEND POLICY AND REPURCHASE AND REDEMPTION PROGRAM
BGC’s current capital allocation priorities are to use our liquidity to return capital to stockholders and to continue investing in its high growth Fenics businesses. BGC plans to prioritize share and unit repurchases over dividends and distributions. We have repurchased or redeemed 0.9 million shares or units during the three months ended March 31, 2023.
Traditionally, our dividend policy provided that we expect to pay a quarterly cash dividend to our common stockholders based on our post-tax Adjusted Earnings per fully diluted share. Please see below for a detailed definition of post-tax Adjusted Earnings per fully diluted share.
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
Non-GAAP Financial Measures
We use non-GAAP financial measures that differ from the most directly comparable measures calculated and presented in accordance with U.S. GAAP. Non-GAAP financial measures used by the Company include “Adjusted Earnings before noncontrolling interests and taxes,” which is used interchangeably with “pre-tax Adjusted Earnings;” “Post-tax Adjusted Earnings to fully diluted shareholders,” which is used interchangeably with “post-tax Adjusted Earnings;” “Adjusted EBITDA,” “Liquidity,” and “Constant Currency.” The definitions of these terms are below.
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
As compared with “Income (loss) from operations before income taxes” and “Net income (loss) for fully diluted shares,” both prepared in accordance with GAAP, Adjusted Earnings calculations primarily exclude certain non-cash items and other expenses that generally do not involve the receipt or outlay of cash by the Company and/or which do not dilute existing stockholders. In addition, Adjusted Earnings calculations exclude certain gains and charges that management believes do not best reflect the ordinary results of BGC. Adjusted Earnings is calculated by taking the most comparable GAAP measures and adjusting for certain items with respect to compensation expenses, non-compensation expenses, and other income, as discussed below.
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
•Charges with respect to grants of exchangeability, which reflect the right of holders of limited partnership units with no capital accounts, such as LPUs and PSUs, to exchange these units into shares of common stock, or into partnership units with capital accounts, such as HDUs, as well as cash paid with respect to taxes withheld or expected to be owed by the unit holder upon such exchange. The withholding taxes related to the exchange of certain non-exchangeable units without a capital account into either common shares or units with a capital account may be funded by the redemption of preferred units such as PPSUs;
•Charges with respect to preferred units. Any preferred units would not be included in the Company’s fully diluted share count because they cannot be made exchangeable into shares of common stock and are entitled only to a fixed distribution. Preferred units are granted in connection with the grant of certain limited partnership units that may be granted exchangeability or redeemed in connection with the grant of shares of common stock at ratios designed to cover any withholding taxes expected to be paid. This is an alternative to the common practice among public companies of issuing the gross amount of shares to employees, subject to cashless withholding of shares, to pay applicable withholding taxes;
•GAAP equity-based compensation charges with respect to the grant of an offsetting amount of common stock or partnership units with capital accounts in connection with the redemption of non-exchangeable units, including PSUs and LPUs;
•Charges related to amortization of RSUs and limited partnership units;
•Charges related to grants of equity awards, including common stock or partnership units with capital accounts; and
•Allocations of net income to limited partnership units and FPUs. Such allocations represent the pro-rata portion of post-tax GAAP earnings available to such unit holders.
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
•Gains or losses on divestitures;
•Fair value adjustment of investments;
•Certain other GAAP items, including gains or losses related to BGC’s investments accounted for under the equity method; and
•Any unusual, one-time, non-ordinary, or non-recurring gains or losses.
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

For more information regarding Adjusted Earnings, see the section in the Company’s most recent financial results press release titled “Reconciliation of GAAP Income (Loss) from Operations before Income Taxes to Adjusted Earnings and GAAP Fully Diluted EPS to Post-Tax Adjusted EPS,” including the related footnotes, for details about how BGC’s non-GAAP results are reconciled to those under GAAP.
Adjusted EBITDA Defined
BGC also provides an additional non-GAAP financial performance measure, “Adjusted EBITDA,” which it defines as GAAP “Net income (loss) available to common stockholders,” adjusted to add back the following items:
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
For more information regarding Adjusted EBITDA, see the section in the Company’s most recent financial results press release titled “Reconciliation of GAAP Net Income (Loss) Available to Common Stockholders to Adjusted EBITDA,” including the footnotes to the same, for details about how BGC’s non-GAAP results are reconciled to those under GAAP.
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
Liquidity Defined
BGC may also use a non-GAAP measure called “liquidity.” The Company considers liquidity to be comprised of the sum of Cash and cash equivalents, reverse repurchase agreements (if any), and Financial instruments owned, at fair value, less securities lent out in securities loaned transactions and Repurchase agreements (if any). The Company considers liquidity to be an important metric for determining the amount of cash that is available or that could be readily available to the Company on short notice.
For more information regarding Liquidity, see the section in the Company’s most recent financial results press release titled “Liquidity Analysis,” including any footnotes to the same, for details about how BGC’s non-GAAP results are reconciled to those under GAAP.
Constant Currency Defined
BGC generates a significant amount of its revenues in non-U.S. dollar denominated currencies, particularly in the euro and pound sterling. In order to present a better comparison of the Company’s revenues during the period, which exhibited highly volatile foreign exchange movements, BGC provides revenues year-over-year comparisons on a “Constant Currency” basis. BGC uses a Constant Currency financial metric to provide a better comparison of the Company’s underlying operating performance by eliminating the impacts of foreign currency fluctuations between comparative periods. Since BGC’s consolidated financial statements are presented in U.S. dollars, fluctuations in non-U.S. dollar denominated currencies have an impact on the Company’s GAAP results. The Company’s Constant Currency metric, which is a non-GAAP financial measure, assumes the foreign exchange rates used to determine the Company’s comparative prior period revenues, apply to the current period revenues. Constant Currency revenue percentage change is calculated by determining the change in current quarter non-GAAP Constant Currency revenues over prior period revenues. Non-GAAP Constant Currency revenues are total revenues excluding the effect of foreign exchange rate movements and are calculated by remeasuring and/or translating current quarter revenues using prior period exchange rates. BGC presents certain non-GAAP Constant Currency percentage changes in Constant Currency revenues as a supplementary measure because it facilitates the comparison of the Company’s core operating results. This information should be considered in addition to, and not as a substitute for, results reported in accordance with GAAP.
OUR ORGANIZATIONAL STRUCTURE
Stock Ownership
Dual Class Equity Structure of BGC Partners, Inc. We have a dual class equity structure, consisting of shares of BGC Class A common stock and BGC Class B common stock.
BGC Class A common stock. Each share of BGC Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. As of March 31, 2023, there were 487.8 million shares of BGC Class A common stock issued and 340.9 million shares outstanding. On June 21, 2017, Cantor pledged 10.0 million shares of BGC Class A common stock in connection with a partner loan program. On November 23, 2018, those shares of BGC Class A common stock were converted into 10.0 million shares of BGC Class B common stock and remain pledged in connection with the partner loan program.
Through March 31, 2023, Cantor has distributed to its current and former partners an aggregate of 20.9 million shares of BGC Class A common stock, consisting of (i) 19.4 million April 2008 distribution rights shares, and (ii) 1.5 million February 2012 distribution rights shares. As of March 31, 2023, Cantor is still obligated to distribute to its current and former partners an aggregate of 15.8 million shares of BGC Class A common stock, consisting of 14.0 million April 2008 distribution rights shares and 1.8 million February 2012 distribution rights shares. As of March 31, 2023, Cantor and CFGM held no shares of BGC Class A common stock.
From time to time, we may actively continue to repurchase shares of our Class A common stock including from Cantor, Newmark, our executive officers, other employees, partners and others.
BGC Class B common stock. Each share of BGC Class B common stock is generally entitled to the same rights as a share of BGC Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of BGC Class B common stock is entitled to 10 votes. The BGC Class B common stock generally votes together with the BGC Class A common stock on all matters submitted to a vote of our stockholders. We expect to retain and have no plans to change our dual class structure. On November 23, 2018, BGC Partners issued 10.3 million shares of BGC Class B common stock to Cantor and 0.7 million shares of BGC Class B common stock to CFGM, an affiliate of Cantor, in each case in exchange for shares of BGC Class A common stock from Cantor and CFGM, respectively, on a one-to-one basis pursuant to Cantor’s and CFGM’s right to exchange such shares under the Exchange Agreement. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Partners by Cantor or CFGM for the Class B Issuance. The Class B Issuance was exempt from registration pursuant to Section 3(a)(9) of the Securities Act. As of March 31, 2023, Cantor and CFGM held an aggregate of 45.9 million shares of BGC Class B common stock, representing all of the outstanding shares of BGC Class B common stock and approximately 57.4% of our total voting power.
Shares of BGC Class B common stock are convertible into shares of BGC Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor and CFGM converted all of their BGC Class B common stock into BGC Class A common stock, Cantor would hold 11.7% of the voting power of our outstanding capital stock, CFGM would hold 0.2% of the voting power, and the public stockholders would hold 88.1% of the voting power of our outstanding capital stock (and Cantor and CFGM’s indirect economic interests in BGC U.S. and BGC Global would remain unchanged). The diagram below does not reflect certain BGC Holdings partnership units as follows: (a) 41.4 million Preferred Units, including Preferred N Units, granted and outstanding to BGC Holdings partners; and (b) 45.3 million N Units, excluding Preferred N Units, granted and outstanding to BGC Holdings partners.
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
As of March 31, 2023, we held directly and indirectly, through wholly-owned subsidiaries, 386.8 million BGC U.S. OpCo limited partnership units and 386.8 million BGC Global OpCo limited partnership units, representing approximately 77.9% of the outstanding limited partnership units in both BGC U.S. OpCo and BGC Global OpCo. As of that date, BGC Holdings held 109.5 million BGC U.S. OpCo limited partnership units and 109.5 million BGC Global OpCo limited partnership units, representing approximately 22.1% of the outstanding limited partnership units in both BGC U.S. OpCo and BGC Global OpCo.
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
As of March 31, 2023, excluding Preferred Units and N Units as described above, outstanding BGC Holdings partnership interests included 49.5 million LPUs, 7.1 million FPUs and 57.6 million Cantor units.
We may in the future effect additional redemptions of BGC Holdings LPUs and FPUs, and concurrently grant shares of BGC Class A common stock. Before the Corporate Conversion is completed, we may also continue our earlier partnership restructuring programs, whereby we redeemed or repurchased certain LPUs and FPUs in exchange for new units, grants of exchangeability for BGC Class A common stock or cash and, in many cases, obtained modifications or extensions of partners’ employment arrangements. We also generally expect to continue to grant exchange rights with respect to outstanding non-

exchangeable LPUs and FPUs, and to repurchase BGC Holdings partnership interests from time to time, including from Cantor, our executive officers, and other employees and partners, unrelated to our partnership restructuring programs.
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
On April 16, 2023, Cantor purchased from BGC Holdings an aggregate of 533,757 Cantor units for an aggregate consideration of $1,051,080 as a result of the redemption of 533,757 FPUs, and 85,775 Cantor units for aggregate consideration of $173,154 as a result of the exchange of 85,775 FPUs. Following such purchases, as of April 30, 2023, there were no FPUs in BGC Holdings remaining which BGC Holdings had the right to redeem or exchange and with respect to which Cantor will have the right to purchase an equivalent number of Cantor units following such redemption or exchange.
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
Such Preferred Units may not be made exchangeable into BGC Class A common stock and accordingly will not be included in the fully diluted share count. Each quarter, the net profits of BGC Holdings are allocated to such Units at a rate of either 0.6875% (which is 2.75% per calendar year) of the allocation amount assigned to them based on their award price, or such other amount as set forth in the award documentation, before calculation and distribution of the quarterly BGC Holdings distribution for the remaining BGC Holdings units. The Preferred Units will not be entitled to participate in BGC Holdings distributions other than with respect to the Preferred Distribution. As of March 31, 2023, there were 41.4 million such units, including Preferred N Units, granted and outstanding.
On June 5, 2015, we entered into the Exchange Agreement providing Cantor, CFGM and other Cantor affiliates entitled to hold BGC Class B common stock the right to exchange from time to time, on a one-to-one basis, subject to adjustment, up to an aggregate of 34.6 million shares of BGC Class A common stock then owned or subsequently acquired by such Cantor entities for up to an aggregate of 34.6 million shares of BGC Class B common stock. Such shares of BGC Class B common stock, which currently can be acquired upon the exchange of exchangeable LPUs owned in BGC Holdings, are already included in the Company’s fully diluted share count and will not increase Cantor’s current maximum potential voting power in the common equity. The Exchange Agreement enables the Cantor entities to acquire the same number of shares of BGC Class B common stock that they were already entitled to acquire without having to exchange their exchangeable LPUs in our Holdings.
Under the Exchange Agreement, Cantor and CFGM have the right to exchange shares of BGC Class A common stock owned by them for the same number of shares of BGC Class B common stock. As of March 31, 2023, Cantor and CFGM do not own any shares of BGC Class A common stock. Cantor and CFGM would also have the right to exchange any shares of BGC Class A common stock subsequently acquired by either of them for shares of BGC Class B common stock, up to 23.6 million shares of BGC Class B common stock.
We and Cantor have agreed that any shares of BGC Class B common stock issued in connection with the Exchange Agreement would be deducted from the aggregate number of shares of BGC Class B common stock that may be issued to the Cantor entities upon exchange of exchangeable LPUs in BGC Holdings. Accordingly, the Cantor entities will not be entitled to receive any more shares of BGC Class B common stock under this agreement than they were otherwise eligible to receive upon exchange of exchangeable LPUs.
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
The Second Amended and Restated BGC Holdings Limited Partnership Agreement also removed certain classes of BGC Holdings units that are no longer outstanding, and permits the general partner of BGC Holdings to determine the total number of authorized BGC Holdings units. The Second Amended and Restated BGC Holdings Limited Partnership Agreement was approved by the Audit Committee of the Board of Directors of the Company.
The following diagram illustrates our organizational structure as of March 31, 2023. The diagram does not reflect the various subsidiaries of BGC, BGC U.S. OpCo, BGC Global OpCo, or Cantor, or the noncontrolling interests in our consolidated subsidiaries other than Cantor’s units in BGC Holdings. The diagram does not take into account the effects of the Corporate Conversion.

STRUCTURE OF BGC PARTNERS, INC. AS OF MARCH 31, 2023

CF Group Management Inc.
Cantor Limited Partners
Cantor
Public Stockholders
• BGC Class B common stock (11.9% of economics and 57.4% of voting power of BGC Partners, Inc.)
• 9.2% indirect economic interest in BGC U.S. and BGC Global
• Limited Partnership Units (52.6% of economics of BGC Holdings)
• 11.6% indirect economic interest in BGC U.S. and BGC Global
• BGC Class A common stock (88.1% of economics and 42.6% of voting power of BGC Partners, Inc.)
• 68.7% indirect economic interest in BGC U.S. and BGC Global
BGC Partners, Inc.
• Limited Partnership Units (77.9% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Units (77.9% of economics of BGC Global)
Limited Partnership Units and Founding/Working Partner Units
• Limited Partnership Units (47.4% of economics of BGC Holdings)
• 10.5% indirect economic interest in BGC U.S. and BGC Global
BGC Holdings
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Units (22.1% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Units (22.1% of economics of BGC Global)
BGC U.S.
BGC Global

The diagram reflects the following activity of BGC Class A common stock and BGC Holdings partnership unit activity from January 1, 2023 through March 31, 2023 as follows: (a) 11.3 million shares of BGC Class A common stock issued for vested N Units; (b) 2.1 million shares of BGC Class A common stock issued for vested restricted stock units; (c) an aggregate of 0.8 million LPUs granted by BGC Holdings; (d) 0.8 million shares of BGC Class A common stock repurchased by us; (e) 0.7 million shares of Class A common stock issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-169232), but not the 2.1 million of such shares remaining available for issuance by us under such Registration Statement or the 20.0 million shares of BGC Class A common stock available for issuance under our other acquisition shelf Form S-4 Registration Statement (Registration No. 333-233761); (f) 0.5 million LPUs forfeited; (g) 0.3 million LPUs related to prior period adjustments; (h) 0.1 million LPUs for vested N Units; and (i) 13 thousand shares issued by us under our Dividend Reinvestment and Stock Purchase Plan shelf Registration Statement on Form S-3 (Registration No. 333-173109), but not the 9.2 million of such shares remaining available for issuance by us under our Dividend Reinvestment and Stock Purchase Plan.
On March 8, 2021, we filed a new CEO Program shelf registration statement on Form S-3 with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock from time to time on a delayed or continuous basis (the “March 2021 Form S-3”). On July 8, 2022, we filed an amendment to the March 2021 Form S-3. On August 3, 2022, the March 2021 Form S-3 was declared effective by the SEC. On August 12, 2022, we entered into the August 2022 Sales Agreement with CF&Co, pursuant to which we can offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock under the March 2021 Form S-3. Under the August 2022 Sales Agreement, we agreed to pay to CF&Co a commission of 2% of the gross proceeds from the sale of shares. As of March 31, 2023, we had not sold any shares of BGC Class A common stock or paid any commission to CF&Co under the August 2022 Sales Agreement.
Corporate Conversion
On April 6, 2023, BGC Group, Inc. filed a Registration Statement on Form S-4 with the SEC in connection with its previously announced Corporate Conversion. Following receipt of regulatory approvals, and subject to other customary closing conditions, including shareholder approval, all of which are expected to be satisfied, we currently expect to close the Corporate Conversion effective immediately after closing of BGC’s second quarter on June 30, 2023. The Company will be renamed BGC Group, Inc. and its shares of Class A common stock will trade on Nasdaq Global Select Market under our new ticker “BGC.”
We will provide additional information with respect to our expected tax rates going forward as soon as practicable following the close of the Corporate Conversion.
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
We also have Financial instruments owned, at fair value, of $41.3 million as of March 31, 2023. These include investments in equity securities, which are publicly-traded. Investments in equity securities carry a degree of risk, as there can be no assurance that the equity securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of equity securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in equity securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in equity securities. See Note 11—“Derivatives” and Note 12—“Fair Value of Financial Assets and Liabilities” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these investments and related hedging activities.
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
The majority of the Company’s foreign currency exposure is related to the U.S. dollar versus the pound sterling and the euro. For the financial assets and liabilities denominated in the pound sterling and euro, including foreign currency hedge positions related to these currencies, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar, holding all other assumptions constant. The analysis used the stress-tested scenario as the U.S. dollar strengthening against both the euro and the pound sterling. If as of March 31, 2023, the U.S. dollar had strengthened against both the euro and the pound sterling by 10%, the currency movements would have had an aggregate negative impact on our net income of approximately $3.1 million.
Interest Rate Risk
BGC Partners had $1,121.6 million in fixed-rate debt outstanding as of March 31, 2023. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. In addition, as of March 31, 2023, BGC Partners had $73.3 million of borrowings outstanding under its Revolving Credit Agreement. The Revolving Credit Agreement interest rate on borrowings was previously based on LIBOR or a defined base rate plus additional margin. On March 10, 2022, the Revolving Credit Agreement was amended, restated and increased, and the corresponding interest rate on any borrowings under its Revolving Credit Agreement is based on SOFR or a defined base rate plus additional margin.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
BGC Partners maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Partners is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman of the Board and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman of the Board and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Partners disclosure controls and procedures as of March 31, 2023. Based on that evaluation, the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that BGC Partners’ disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information required by this Item is set forth in Note 19—“Commitments, Contingencies and Guarantees” to the Company’s unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and under the heading “Legal Proceedings” included in Part I, Item 2 of this Quarterly Report on Form 10-Q, Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated by reference herein.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The information required by this Item is set forth in Note 7— “Stock Transactions and Unit Redemptions” to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and in Part I, Item 2 of this Quarterly Report on Form 10-Q, Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated by reference herein.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS
The exhibit index set forth below is incorporated by reference in response to this ITEM 6.

Exhibit Number	Exhibit Title

2.1
Amendment to the Corporate Conversion Agreement, dated as of March 29, 2023, by and among BGC Partners, Inc., BGC Group, Inc., BGC Holdings, L.P., BGC GP, LLC, BGC Partners II, Inc., BGC Partners II, LLC, BGC Holdings Merger Sub, LLC and, solely for the purposes of certain provisions therein, Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 2.15 to the Registrant’s Annual Report on Form 10-K/A filed with the SEC on April 28, 2023)

10.1
Second Amendment, dated as of March 10, 2023, to the Second Amended and Restated Agreement of Limited Partnership of BGC Holdings, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K/A filed with the SEC on April 28, 2023)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from BGC Partners’ Quarterly Report on Form 10-Q for the period ended March 31, 2023 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Partners, Inc.

/ S / HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

/ S / JASON W. HAUF
Name:	Jason W. Hauf
Title:	Chief Financial Officer
Date: May 9, 2023
[Signature page to the Quarterly Report on Form 10-Q for the period ended March 31, 2023 dated May 9, 2023.]