Form 10-Q
period 2023-06-30
BGC Group, Inc.
filed 2023-08-09
CIK 1094831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Numbers: 001-35591
_________________________________________________
BGC Group, Inc.
(Exact name of registrant as specified in its charter)
_________________________________________________

Delaware	86-3748217
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
499 Park Avenue, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
(212) 610-2200
(Registrant’s telephone number, including area code)
___________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	BGC	The Nasdaq Stock Market, LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On August 7, 2023, the registrant had 389,359,293 shares of Class A common stock, $0.01 par value, and 109,452,953 shares of Class B common stock, $0.01 par value, outstanding.

BGC GROUP, INC.

Except as otherwise indicated or the context otherwise requires, as used herein, the terms “BGC,” the “Company,” “we,” “our,” and “us” refer to: (i) following the closing of the Corporate Conversion, effective July 1, 2023, BGC Group and its consolidated subsidiaries, including BGC Partners; and (ii) prior to the effective time of the Corporate Conversion, BGC Partners and its consolidated subsidiaries. See Note 26—“Subsequent Events” to the unaudited Condensed Consolidated Financial Statements herein for more information regarding the Corporate Conversion, and refer to the “Glossary of Terms, Abbreviations and Acronyms” for the definitions of terms used above and throughout the remainder of this Quarterly Report on Form 10-Q.

GLOSSARY OF TERMS, ABBREVIATIONS AND ACRONYMS
The following terms, abbreviations and acronyms are used to identify frequently used terms and phrases that may be used in this report:

TERM	DEFINITION
3.750% Senior Notes	BGC Partners’ $300.0 million principal amount of 3.750% senior notes maturing on October 1, 2024 and issued on September 27, 2019

4.375% Senior Notes	BGC Partners’ $300.0 million principal amount of 4.375% senior notes maturing on December 15, 2025 and issued on July 10, 2020

5.375% Senior Notes	BGC Partners’ $450.0 million principal amount of 5.375% senior notes which matured on July 24, 2023 and were issued on July 24, 2018

8.000% Senior Notes	BGC Partners’ $350.0 million principal amount of 8.000% senior notes maturing on May 25, 2028 and issued on May 25, 2023

Adjusted Earnings	A non-GAAP financial measure used by the Company to evaluate financial performance, which primarily excludes (i) certain non-cash items and other expenses that generally do not involve the receipt or outlay of cash and do not dilute existing stockholders, and (ii) certain gains and charges that management believes do not best reflect the ordinary results of BGC

ADV	Average daily volume

Algomi	Algomi Limited, a wholly owned subsidiary of the Company, acquired on March 6, 2020

API	Application Programming Interface

April 2008 distribution rights shares	Cantor’s deferred stock distribution rights provided to current and former Cantor partners on April 1, 2008

Aqua	Aqua Securities L.P., an alternative electronic trading platform, which offers new pools of block liquidity to the global equities markets and is a 49%-owned equity method investment of the Company and 51% owned by Cantor

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

Audit Committee	Audit Committee of the Board

August 2022 Sales Agreement	CEO Program sales agreement, by and between the Company and CF&Co, dated August 12, 2022, pursuant to which the Company can offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock

Besso	Besso Insurance Group Limited, formerly a wholly owned subsidiary of the Company, acquired on February 28, 2017. Sold to The Ardonagh Group on November 1, 2021 as part of the Insurance Business Disposition

BGC
(i) Following the closing of the Corporate Conversion, BGC Group and, where applicable, its consolidated subsidiaries, including BGC Partners, and (ii) prior to the closing of the Corporate Conversion, BGC Partners and, where applicable, its consolidated subsidiaries.

BGC or our Class A common stock	BGC Class A common stock, par value $0.01 per share

BGC or our Class B common stock	BGC Class B common stock, par value $0.01 per share

BGC Credit Agreement	Agreement between BGC Partners and Cantor, dated March 19, 2018, that provides for each party or its subsidiaries to borrow up to $250.0 million, as amended on August 6, 2018 to increase the facility to $400.0 million

BGC Entity Group	BGC Partners, BGC Holdings, BGC U.S. OpCo and their respective subsidiaries (other than, prior to the Spin-Off, the Newmark Group), collectively, and in each case as such entities existed prior to the Corporate Conversion

TERM	DEFINITION
BGC Financial or BGCF	BGC Financial, L.P.

BGC Global OpCo	BGC Global Holdings, L.P., an operating partnership, which holds the non-U.S. businesses of BGC and which is owned jointly, following the closing of the Corporate Conversion, by BGC Partners and Holdings Merger Sub

BGC Group	BGC Group, Inc., and where applicable its consolidated subsidiaries

BGC Group Equity Plan
Eighth Amended and Restated BGC Partners Long-Term Incentive Plan, as amended and restated and renamed the “BGC Group, Inc. Long Term Incentive Plan” and assumed by BGC Group in connection with the Corporate Conversion

BGC Group Incentive Plan	Second Amended and Restated BGC Partners Incentive Bonus Compensation Plan, as amended and restated and renamed the “BGC Group, Inc. Incentive Bonus Compensation Plan” and assumed by BGC Group in connection with the Corporate Conversion

BGC Holdings	BGC Holdings, L.P., an entity which, prior to the Corporate Conversion, was owned by Cantor, Founding Partners, BGC employee partners and, after the Separation, Newmark employee partners

BGC Holdings Distribution	Pro-rata distribution, pursuant to the Separation and Distribution Agreement, by BGC Holdings to its partners of all of the exchangeable limited partnership interests of Newmark Holdings owned by BGC Holdings immediately prior to the distribution, completed on the Distribution Date

BGC OpCos	BGC U.S. OpCo and BGC Global OpCo, collectively

BGC Partners	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

BGC Partners Equity Plan	Eighth Amended and Restated Long Term Incentive Plan, approved by BGC Partners’ stockholders at the annual meeting of stockholders on November 22, 2021

BGC Partners Incentive Plan	BGC Partners’ Second Amended and Restated Incentive Bonus Compensation Plan, approved by BGC Partners’ stockholders at the annual meeting of stockholders on June 6, 2017

BGC U.S. OpCo	BGC Partners, L.P., an operating partnership, which holds the U.S. businesses of BGC and which is owned jointly, following the closing of the Corporate Conversion, by BGC Partners and Holdings Merger Sub

Board	Board of Directors of the Company

Brexit	Exit of the U.K. from the EU

Cantor	Cantor Fitzgerald, L.P. and, where applicable, its consolidated subsidiaries

Cantor group	Cantor and its subsidiaries other than BGC, including Newmark

Cantor units	Limited partnership interests, prior to the Corporate Conversion, of BGC Holdings, held by the Cantor group, which BGC Holdings units were exchangeable into shares of BGC Class A common stock or BGC Class B common stock, as applicable

CCRE	Cantor Commercial Real Estate Company, L.P.

CECL	Current Expected Credit Losses

CEO Program	Controlled equity offering program

CF&Co	Cantor Fitzgerald & Co., a wholly owned broker-dealer subsidiary of Cantor

CFGM	CF Group Management, Inc., the general partner of Cantor

CFS	Cantor Fitzgerald Securities, a wholly owned broker-dealer subsidiary of Cantor

CFTC	Commodity Futures Trading Commission

Charity Day	BGC’s annual event held on September 11th where employees of the Company raise proceeds for charity

TERM	DEFINITION
Class B Issuance	Issuance by BGC Partners of 10,323,366 and 712,907 shares of BGC Class B common stock to Cantor and CFGM, respectively, in exchange for an aggregate of 11,036,273 shares of BGC Class A common stock under the Exchange Agreement, completed on November 23, 2018

CLOB	Central Limit Order Book

CME	CME Group Inc., is a leading derivatives marketplace, made up of four exchanges: CME, CBOT, NYMEX and COMEX

Company
Refers to (i) from after the effective time of the Corporate Conversion, BGC Group and its consolidated subsidiaries, including BGC Partners; and (ii) prior to the effective time of the Corporate Conversion, BGC Partners and its consolidated subsidiaries

Company Debt Securities	The 5.375% Senior Notes, 3.750% Senior Notes, 4.375% Senior Notes, 8.000% Senior Notes and any future debt securities issued by the Company

Company Equity Securities	BGC Group stock or other equity securities

Compensation Committee	Compensation Committee of the Board

Contribution Ratio	Equal to a BGC Holdings limited partnership interest multiplied by one, divided by 2.2 (or 0.4545)

Corant	Corant Global Limited, BGC’s former Insurance brokerage business

Corporate Conversion	A series of mergers and related transactions pursuant to which, effective at 12:02 AM Eastern Time on July 1, 2023, BGC Partners and BGC Holdings became wholly owned subsidiaries of BGC Group, transforming the organizational structure of the BGC businesses from an “Up-C” structure to a simplified “Full C-Corporation” structure

Corporate Conversion Agreement	The Corporate Conversion Agreement entered into on November 15, 2022, and as amended on March 29, 2023, by and among BGC Partners, BGC Holdings, BGC Group, Inc. and other affiliated entities, and, solely for the purposes of certain provisions therein, Cantor, that provides for the Corporate Conversion of the BGC businesses

Corporate Conversion Transactions	The Corporation Conversion Transactions refers to the series of mergers described in the Corporate Conversion Agreement and related transactions

Corporate Conversion Mergers	The Holdings Reorganization Merger, the Corporate Merger, and the Holdings Merger, collectively

Corporate Merger	The merger of Merger Sub 2 with and into Holdings Merger Sub on July 1, 2023

COVID-19	Coronavirus Disease 2019

CRD	Capital Requirements Directive

Credit Facility	A $150.0 million credit facility between BGC Partners and an affiliate of Cantor entered into on April 21, 2017, which was terminated on March 19, 2018

DCM	Designated Contract Market

DCO	Derivatives Clearing Organization

Distribution Date	November 30, 2018, the date that BGC Partners and BGC Holdings completed the Spin-Off and the BGC Holdings Distribution, respectively

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

DRIP	Dividend Reinvestment and Stock Purchase Plan

ECB	European Central Bank

Ed Broking	Ed Broking Group Limited, formerly a wholly owned subsidiary of the Company, acquired on January 31, 2019 and sold to The Ardonagh Group on November 1, 2021 as part of the Insurance Business Disposition

TERM	DEFINITION

EMIR	European Market Infrastructure Regulation

EPS	Earnings Per Share

ESG	Environmental, social and governance, including sustainability or similar items

eSpeed	Various assets comprising the Fully Electronic portion of the Company’s former benchmark on-the-run U.S. Treasury brokerage, market data and co-location service businesses, sold to Nasdaq on June 28, 2013

EU	European Union

Exchange Act	Securities Exchange Act of 1934, as amended

Exchange Agreement	A letter agreement by and between BGC Partners, Cantor and CFGM, dated June 5, 2015, that, prior to the Corporate Conversion, granted Cantor and CFGM the right to exchange shares of BGC Class A common stock into shares of BGC Class B common stock on a one-to-one basis up to the limits described therein, and which agreement was terminated in connection with the Corporate Conversion

Exchange Ratio	Ratio by which a Newmark Holdings limited partnership interest can be exchanged for shares of Newmark Class A or Class B common stock

FASB	Financial Accounting Standards Board

FCA	Financial Conduct Authority of the U.K.

FCM	Futures Commission Merchant

FDIC	Federal Deposit Insurance Corporation

February 2012 distribution rights shares	Cantor’s deferred stock distribution rights provided to current and former Cantor partners on February 14, 2012

Fenics	BGC’s group of electronic brands, offering a number of market infrastructure and connectivity services, Fully Electronic marketplaces, and the Fully Electronic brokerage of certain products that also may trade via Voice and Hybrid execution, including market data and related information services, Fully Electronic brokerage, connectivity software, compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions; includes Fenics Growth Platforms and Fenics Markets

Fenics Growth Platforms	Consists of Fenics UST, Fenics GO, Lucera, Fenics FX and other newer standalone platforms

Fenics Integrated	Represents Fenics businesses that utilize sufficient levels of technology such that significant amounts of their transactions can be, or are, executed without broker intervention and have expected pre-tax margins of at least 25%

Fenics Markets	Consists of the Fully Electronic portions of BGC’s brokerage businesses, data, network and post-trade revenues that are unrelated to Fenics Growth Platforms, as well as Fenics Integrated revenues

FINRA	Financial Industry Regulatory Authority

FMX	BGC’s combined U.S. Treasury and Futures electronic marketplace

Founding Partners	Individuals who became limited partners of BGC Holdings in the mandatory redemption of interests in Cantor in connection with the 2008 separation and merger of Cantor’s BGC division with eSpeed, Inc. (provided that members of the Cantor group and Howard W. Lutnick (including any entity directly or indirectly controlled by Mr. Lutnick or any trust with respect to which he is a grantor, trustee or beneficiary) are not founding partners) and became limited partners of Newmark Holdings in the Separation

Founding/Working Partners	Holders of FPUs

FPUs	Founding/Working Partners units, in BGC Holdings, prior to the Corporate Conversion, or Newmark Holdings, generally redeemed upon termination of employment

TERM	DEFINITION

Freedom	Freedom International Brokerage Company, a 45%-owned equity method investment of the Company

Fully Electronic	Broking transactions intermediated on a solely electronic basis rather than by Voice or Hybrid broking

Futures Exchange Group	CFLP CX Futures Exchange Holdings, LLC, CFLP CX Futures Exchange Holdings, L.P., CX Futures Exchange Holdings, LLC, CX Clearinghouse Holdings, LLC, CX Futures Exchange, L.P. and CX Clearinghouse, L.P.

FX	Foreign exchange

GDPR	General Data Protection Regulation

GFI	GFI Group Inc., a wholly owned subsidiary of the Company, acquired on January 12, 2016

GILTI	Global Intangible Low-Taxed Income

GUI	Graphical User Interface

HDUs	LPUs with capital accounts, which are liability awards recorded in “Accrued compensation” in the Company’s Consolidated Statements of Financial Condition

Holdings Merger	The merger of Merger Sub 2 with and into Holdings Merger Sub

Holdings Reorganization Merger	The reorganization of BGC Holdings from a Delaware limited partnership into a Delaware limited liability company through a merger with and into Holdings Merger Sub

Holdings Merger Sub	BGC Holdings Merger Sub, LLC, a Delaware limited liability company, wholly owned subsidiary of the Company, and successor to BGC Holdings

Hybrid	Broking transactions executed by brokers and involving some element of Voice broking and electronic trading

ICAP	ICAP plc, a part of TP ICAP group, and a leading markets operator and provider of execution and information services

ICE	Intercontinental Exchange

Insurance brokerage business	The insurance brokerage business of BGC, including Corant, Ed Broking, Besso, Piiq Risk Partners, Junge, Cooper Gay, Global Underwriting and Epsilon, which business was sold to The Ardonagh Group on November 1, 2021

Insurance Business Disposition	The sale of the Insurance brokerage business for $534.9 million in gross cash proceeds after closing adjustments, subject to limited post-closing adjustments, completed on November 1, 2021

IR Act	Inflation Reduction Act of 2022

July 2023 Sales Agreement	CEO Program sales agreement, by and between the Company and CF&Co, dated July 3, 2023, pursuant to which the Company can offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock

LCH	London Clearing House

Legacy BGC Holdings Units	BGC Holdings LPUs outstanding immediately prior to the Separation

Legacy Newmark Holdings Units	Newmark Holdings LPUs issued in connection with the Separation

LIBOR	London Interbank Offering Rate

TERM	DEFINITION
LPUs	Certain limited partnership units, of BGC Holdings prior to the Corporate Conversion, or Newmark Holdings, held by certain employees of BGC and Newmark and other persons who have provided services to BGC or Newmark, which units may include APSIs, APSUs, AREUs, ARPSUs, HDUs, U.K. LPUs, N Units, PLPUs, PPSIs, PPSUs, PSEs, PSIs, PSUs, REUs, and RPUs, along with future types of limited partnership units in Newmark Holdings

Lucera	A wholly owned subsidiary of the Company, also known as “LFI Holdings, LLC” or “LFI,” which is a software defined network offering the trading community direct connectivity

March 2018 Form S-3	CEO Program shelf Registration Statement on Form S-3 filed on March 9, 2018

March 2018 Sales Agreement	CEO Program sales agreement, by and between BGC Partners and CF&Co, dated March 9, 2018, pursuant to which BGC Partners could offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock, which agreement expired in September 2021

March 2021 Form S-3	CEO Program shelf Registration Statement on Form S-3 filed on March 8, 2021

Merger Sub 1	BGC Partners II, Inc., a Delaware corporation and wholly owned subsidiary of BGC Group

Merger Sub 2	BGC Partners II, LLC, a Delaware limited liability company and wholly owned subsidiary of BGC Group

MiFID II	Markets in Financial Instruments Directive II, a legislative framework instituted by the EU to regulate financial markets and improve protections for investors by increasing transparency and standardizing regulatory disclosures

Mint Brokers	A wholly owned subsidiary of the Company, acquired on August 19, 2010, registered as an FCM with both the CFTC and the NFA

Nasdaq	Nasdaq, Inc., formerly known as NASDAQ OMX Group, Inc.

NDF	Non-deliverable forwards

Newmark	Newmark Group, Inc. (NASDAQ symbol: NMRK), a publicly traded and former majority-owned subsidiary of BGC until the Distribution Date, and, where applicable, its consolidated subsidiaries

Newmark Class A common stock	Newmark Class A common stock, par value $0.01 per share

Newmark Class B common stock	Newmark Class B common stock, par value $0.01 per share

Newmark Group	Newmark, Newmark Holdings, and Newmark OpCo and their respective consolidated subsidiaries, collectively

Newmark Holdings	Newmark Holdings, L.P.

Newmark IPO	Initial public offering of 23 million shares of Newmark Class A common stock by Newmark at a price of $14.00 per share in December 2017

Newmark OpCo	Newmark Partners, L.P., an operating partnership, which is owned jointly by Newmark and Newmark Holdings and holds the business of Newmark

NEX	NEX Group plc, an entity formed in December 2016, formerly known as ICAP

NFA	National Futures Association

Non-GAAP	A financial measure that differs from the most directly comparable measure calculated and presented in accordance with U.S. GAAP, such as Adjusted Earnings and Adjusted EBITDA

N Units	Non-distributing partnership units, of BGC Holdings, prior to the Corporate Conversion, or Newmark Holdings, that may not be allocated any item of profit or loss, and may not be made exchangeable into shares of Class A common stock, including NREUs, NPREUs, NLPUs, NPLPUs, NPSUs, and NPPSUs

TERM	DEFINITION
OCI	Other comprehensive income (loss), including gains and losses on cash flow and net investment hedges, unrealized gains and losses on available for sale securities (in periods prior to January 1, 2018), certain gains and losses relating to pension and other retirement benefit obligations and foreign currency translation adjustments

OTC	Over-the-Counter

OTF	Organized Trading Facility, a regulated execution venue category introduced by MiFID II

PCD assets	Purchased financial assets with deterioration in credit quality since origination

Period Cost Method	Treatment of taxes associated with the GILTI provision as a current period expense when incurred rather than recording deferred taxes for basis differences

Poten & Partners	Poten & Partners Group, Inc., a wholly owned subsidiary of the Company, acquired on November 15, 2018

Preferred Distribution	Allocation of net profits of BGC Holdings or Newmark Holdings to holders of Preferred Units, at a rate of either 0.6875% (i.e., 2.75% per calendar year) or such other amount as set forth in the award documentation

Preferred Units	Preferred partnership units, of BGC Holdings prior to the Corporate Conversion, or Newmark Holdings, such as PPSUs, which are settled for cash, rather than made exchangeable into shares of Class A common stock, are only entitled to a Preferred Distribution, and are not included in BGC’s or Newmark’s fully diluted share count

Real Estate L.P.	CF Real Estate Finance Holdings, L.P., a commercial real estate-related financial and investment business controlled and managed by Cantor

Record Date	Close of business on November 23, 2018, in connection with the Spin-Off

Repurchase Agreements	Securities sold under agreements to repurchase that are recorded at contractual amounts, including interest, and accounted for as collateralized financing transactions

Reverse Repurchase Agreements	Agreements to resell securities, with such securities recorded at the contractual amount, including accrued interest, for which the securities will be resold, and accounted for as collateralized financing transactions

Revolving Credit Agreement	BGC Partners’ unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, dated as of November 28, 2018, that provides for a maximum revolving loan balance of $350.0 million, bearing interest at either LIBOR or a defined base rate plus additional margin, amended on December 11, 2019 to extend the maturity date to February 26, 2021 and further amended on February 26, 2020 to extend the maturity date to February 26, 2023. On March 10, 2022, the agreement was amended and restated to increase the size of the credit facility to $375.0 million, bearing interest at either SOFR or a defined base rate plus additional margin, and extend the maturity date to March 10, 2025

ROU	Right-of-Use

RSUs	BGC or Newmark restricted stock units, payable in shares of BGC Class A common stock or Newmark Class A common stock, respectively, held by certain employees of BGC or Newmark and other persons who have provided services to BGC or Newmark, or issued in connection with certain acquisitions

RSU Tax Account	RSU Tax Accounts were issued by BGC in connection with the Corporate Conversion in the place of certain non-exchangeable Preferred Units. The RSU Tax Accounts are settled for cash, rather than vesting into shares of Class A common stock, may be entitled to a preferred return, and are not included in BGC’s fully diluted share count. The RSU Tax Accounts were issued in connection with RSUs and are to cover any withholding taxes to be paid when the RSUs vest into shares of BGC Class A common stock

Russia’s Invasion of Ukraine	Russia’s invasion of Ukraine, which led to imposed sanctions by the U.S., U.K., EU, and other countries on Russian counterparties

SaaS	Software as a Service

SBSEF	Security-based Swap Execution Facility

TERM	DEFINITION
SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

SEF	Swap Execution Facility

Separation	Principal corporate transactions pursuant to the Separation and Distribution Agreement, by which BGC Partners, BGC Holdings and BGC U.S. OpCo and their respective subsidiaries (other than the Newmark Group) transferred to Newmark, Newmark Holdings and Newmark OpCo and their respective subsidiaries the assets and liabilities of the BGC Entity Group relating to BGC’s real estate services business, and related transactions, including the distribution of Newmark Holdings units to holders of units in BGC Holdings and the assumption and repayment of certain BGC indebtedness by Newmark

Separation and Distribution Agreement	Separation and Distribution Agreement, by and among the BGC Entity Group, the Newmark Group, Cantor and BGC Global OpCo, originally entered into on December 13, 2017, as amended on November 8, 2018 and amended and restated on November 23, 2018

SOFR	Secured Overnight Financing Rate

SPAC	Special Purpose Acquisition Company

SPAC Investment Banking Activities	Aurel’s investment banking activities with respect to SPACs

Spin-Off	Pro-rata distribution, pursuant to the Separation and Distribution Agreement, by BGC Partners to its stockholders of all the shares of common stock of Newmark owned by BGC Partners immediately prior to the Distribution Date, with shares of Newmark Class A common stock distributed to the holders of shares of BGC Class A common stock (including directors and executive officers of BGC Partners) of record on the Record Date, and shares of Newmark Class B common stock distributed to the holders of shares of BGC Class B common stock (Cantor and CFGM) of record on the Record Date, completed on the Distribution Date

Tax Act	Tax Cuts and Jobs Act enacted on December 22, 2017

TDRs	Troubled Debt Restructurings

The Ardonagh Group	The Ardonagh Group Limited, the U.K.’s largest independent insurance broker and purchaser of BGC’s Insurance brokerage business completed on November 1, 2021

Tower Bridge	Tower Bridge International Services L.P., a subsidiary of the Company, which is 52%-owned by the Company and 48%-owned by Cantor

TP ICAP	TP ICAP plc, an entity formed in December 2016, formerly known as Tullett

Tradition	Compagnie Financière Tradition (which is majority owned by Viel & Cie)

Trident	Trident Brokerage Service LLC, a wholly owned subsidiary of the Company, acquired on February 28, 2023

Tullett	Tullett Prebon plc, a part of TP ICAP group and an interdealer broker, primarily operating as an intermediary in the wholesale financial and energy sectors

U.K.	United Kingdom

U.S. GAAP or GAAP	Generally Accepted Accounting Principles in the United States of America

UBT	Unincorporated Business Tax

VIE	Variable Interest Entity

Voice	Voice-only broking transactions executed by brokers over the telephone

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
Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:
•macroeconomic and other challenges and uncertainties resulting from Russia’s Invasion of Ukraine, downgrades of U.S. Treasuries, rising global interest rates, inflation and the Federal Reserve’s responses thereto, including increasing interest rates, fluctuations in the U.S. dollar, liquidity concerns regarding and changes in capital requirements for banking and financial institutions, changes in the U.S. and global economies and financial markets, including economic activity, employment levels, supply chain issues and market liquidity, and increasing energy costs, as well as the various actions taken in response to the challenges and uncertainties by governments, central banks and others, including consumer and corporate clients and customers;
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
•our relationships and transactions with Cantor and its affiliates, including CF&Co, and CCRE, our structure, the timing and impact of any actual or future changes to our structure, including the Corporate Conversion, any related transactions, conflicts of interest or litigation, including with respect to executive compensation matters, any impact of Cantor’s results on our credit ratings and associated outlooks, any loans to or from us or Cantor, including the balances and interest rates thereof from time to time and any convertible or equity features of any such loans, CF&Co’s acting as our sales agent or underwriter under our CEO Program or other offerings, Cantor’s holdings of the Company’s Debt Securities, CF&Co’s acting as a market maker in the Company’s Debt Securities, CF&Co’s acting as our financial advisor in connection with potential acquisitions, dispositions, or other transactions, and our participation in various investments, stock loans or cash management vehicles placed by or recommended by CF&Co;
•the integration of acquired businesses and their operations and back office functions with our other businesses;
•the effect on our businesses of any extraordinary transactions, including potential dilution, taxes, costs, and other impacts;
•the rebranding of our current businesses or risks related to any potential dispositions of all or any portion of our existing or acquired businesses;
•market volatility as a result of the effects of rising interest rates, fluctuations in the U.S. dollar, global inflation rates, changes in sovereign credit ratings, potential economic downturns, including recessions, and similar effects, which may not be predictable in future periods;
•the ongoing impact of the COVID-19 pandemic, the combined impact of the flu, other seasonal illnesses and other world or regional health crises, governmental and public reactions thereto, and the impact of a return to office for our employees, hiring and operations;

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
•the effect on our businesses, our clients, the markets in which we operate and the economy in general of changes in the U.S. and foreign tax and other laws, including changes in tax rates, repatriation rules, and deductibility of interest, potential policy and regulatory changes in other countries, sequestrations, uncertainties regarding the debt ceiling and the federal budget, responses to rising global inflation rates, and other potential political policies;
•our dependence upon our key employees, our ability to build out successful succession plans, the impact of absence due to illness or leave of certain key executive officers or employees and our ability to attract, retain, motivate and integrate new employees, as well as the competing demands on the time of certain of our executive officers who also provide services to Cantor, Newmark and various other ventures and investments sponsored by Cantor and the impact of post termination covenants on awards previously granted to key employees and future awards;
•the effect on our businesses and revenues of changes in interest rates and changes in benchmarks, the fluctuating U.S. dollar, rising interest rates and market uncertainty, the level of worldwide governmental debt issuances, austerity programs, government stimulus packages, increases and decreases in the federal funds interest rate and other actions to moderate inflation, increases or decreases in deficits and the impact of changing government tax rates, and other changes to monetary policy, and potential political impasses or regulatory requirements, including increased capital requirements for banks and other institutions or changes in legislation, regulations and priorities;
•extensive regulation of our businesses and customers, the timing of regulatory approvals, changes in regulations relating to financial services companies and other industries, and risks relating to compliance matters, including regulatory examinations, inspections, investigations and enforcement actions, and any resulting costs, increased financial and capital requirements, enhanced oversight, remediation, fines, penalties, sanctions, and changes to or restrictions or limitations on specific activities, including potential delays in accessing markets, including due to our regulatory status and actions, operations, and compensatory arrangements, and growth opportunities, including acquisitions, hiring, and new businesses, products, or services;
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
•certain financial risks, including the possibility of future losses, indemnification obligations, assumed liabilities, reduced cash flows from operations, increased leverage, reduced availability under our credit agreements, and the need for short- or long-term borrowings, including from Cantor, our ability to refinance our indebtedness on acceptable rates, and changes to interest rates and liquidity or our access to other sources of cash relating to acquisitions, dispositions, or other matters, potential liquidity and other risks relating to our ability to maintain continued access to credit and availability of financing necessary to support our ongoing business needs, on terms acceptable to us, if at all, and risks associated with the resulting leverage, including potentially causing a reduction in our credit ratings and the associated outlooks and increased borrowing costs as well as interest rate and foreign currency exchange rate fluctuations;

•risks associated with the temporary or longer-term investment of our available cash, including in the BGC OpCos, defaults or impairments on our investments, joint venture interests, stock loans or cash management vehicles and collectability of loan balances owed to us by employees, the BGC OpCos or others;
•our ability to enter new markets or develop new products, offerings, trading desks, marketplaces, or services for existing or new clients, including our ability to develop new Fenics platforms and products, to successfully launch our FMX initiative and to attract investors thereto, the risks inherent in operating our cryptocurrency business and in safekeeping cryptocurrency assets, and efforts to convert certain existing products to a Fully Electronic trade execution, to incorporate artificial intelligence into our products and efforts by our competitors to do the same, and to induce such clients to use these products, trading desks, marketplaces, or services and to secure and maintain market share;
•the impact of any restructuring or similar transactions, on our ability to enter into marketing and strategic alliances and business combinations, attract investors or partners or engage in other transactions in the financial services and other industries, including acquisitions, tender offers, dispositions, reorganizations, partnering opportunities and joint ventures, the failure to realize the anticipated benefits of any such transactions, relationships or growth, and the future impact of any such transactions, relationships or growth on our other businesses and our financial results for current or future periods, the integration of any completed acquisitions and the use of proceeds of any completed dispositions, the impact of amendments and/or terminations of strategic arrangements, and the value of and any hedging entered into in connection with consideration received or to be received in connection with such dispositions and any transfers thereof;
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

•the impact of reductions to our dividends and the timing and amounts of any future dividends, including our ability to meet expectations with respect to payments of dividends and repurchases of shares of our Class A common stock, or other equity interests in us or any of our other subsidiaries, including from Cantor, our executive officers, other employees, partners, and others, and the net proceeds to be realized by us from offerings of shares of BGC Class A common stock and Company Debt Securities, and our ability to pay any excise tax that may be imposed on the repurchase of shares; and
•the effect on the markets for and trading prices of our Class A common stock and Company Debt Securities of various offerings and other transactions, including offerings of our Class A common stock and convertible or exchangeable debt or other securities, our repurchases of shares of our Class A common stock or other equity interests in us or in our subsidiaries, our payment of dividends on our Class A common stock, convertible arbitrage, hedging, and other transactions engaged in by us or holders of our outstanding shares, Company Debt Securities or other securities, share sales and stock pledges, stock loans, and other financing transactions by holders of our shares (including by Cantor or others), including of shares acquired pursuant to our employee benefit plans, corporate restructurings, acquisitions, conversions of shares of our Class B common stock and our other convertible securities into shares of our Class A common stock, and distributions of our Class A common stock by Cantor to its partners.
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
Our website address is www.bgcg.com. Through our website we make available, free of charge, the following documents as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC: our Annual Reports on Form 10-K; our proxy statements for our annual and special stockholder meetings; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; Forms 3, 4 and 5 and Schedules 13D with respect to our securities filed on behalf of Cantor, CFGM, our directors and our executive officers; and amendments to those documents. Our website also contains additional information with respect to our industry and businesses. The information contained on, or that may be accessed through, our website is not part of, and is not incorporated into, this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except per share data)
(unaudited)

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$526,293	$484,989
Cash segregated under regulatory requirements	16,314	17,021
Financial instruments owned, at fair value	40,519	39,319
Reverse repurchase agreements	200,000	—
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	1,262,933	559,680
Accrued commissions and other receivables, net	320,516	288,471
Loans, forgivable loans and other receivables from employees and partners, net	325,823	319,612
Fixed assets, net	182,624	183,478
Investments	40,031	38,575
Goodwill	503,374	486,585
Other intangible assets, net	200,461	192,783
Receivables from related parties	9,002	1,444
Other assets	453,797	463,014
Total assets	$4,081,687	$3,074,971
Liabilities, Redeemable Partnership Interest, and Equity
Short-term borrowings	$—	$1,917
Accrued compensation	177,114	176,781
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	1,066,948	404,675
Payables to related parties	669	10,550
Accounts payable, accrued and other liabilities	623,803	683,104
Notes payable and other borrowings	1,394,006	1,049,217
Total liabilities	3,262,540	2,326,244
Commitments, contingencies and guarantees (Note 19)
Redeemable partnership interest	—	15,519
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 750,000 shares authorized; 508,617 and 471,934 shares issued at June 30, 2023 and December 31, 2022, respectively; and 351,978 and 325,858 shares outstanding at June 30, 2023 and December 31, 2022, respectively	5,086	4,719
Class B common stock, par value $0.01 per share; 150,000 shares authorized; 45,884 shares issued and outstanding at each of June 30, 2023 and December 31, 2022, convertible into Class A common stock	459	459
Additional paid-in capital	2,667,812	2,559,418
Treasury stock, at cost: 156,639 and 146,076 shares of Class A common stock at June 30, 2023 and December 31, 2022, respectively	(753,331)	(711,454)
Retained deficit	(1,146,350)	(1,138,066)
Accumulated other comprehensive income (loss)	(41,128)	(45,431)
Total stockholders’ equity	732,548	669,645
Noncontrolling interest in subsidiaries	86,599	63,563
Total equity	819,147	733,208
Total liabilities, redeemable partnership interest, and equity	$4,081,687	$3,074,971
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Commissions	$348,720	$309,542	$726,008	$666,206
Principal transactions	94,883	88,169	209,812	203,770
Fees from related parties	4,062	3,625	8,019	6,942
Data, network and post-trade	27,000	23,391	54,122	47,518
Interest and dividend income	13,371	8,961	18,686	11,396
Other revenues	5,044	2,068	9,300	6,388
Total revenues	493,080	435,756	1,025,947	942,220
Expenses:
Compensation and employee benefits	243,387	211,873	510,601	469,141
Equity-based compensation and allocations of net income to limited partnership units and FPUs	126,644	46,133	208,017	104,009
Total compensation and employee benefits	370,031	258,006	718,618	573,150
Occupancy and equipment	40,488	39,921	81,653	78,584
Fees to related parties	7,991	6,009	16,431	11,734
Professional and consulting fees	14,819	13,810	30,520	29,441
Communications	27,813	27,166	55,752	55,057
Selling and promotion	15,320	12,443	29,936	23,381
Commissions and floor brokerage	16,161	14,239	31,426	31,582
Interest expense	19,914	14,342	35,656	28,645
Other expenses	13,221	23,010	25,729	40,785
Total expenses	525,758	408,946	1,025,721	872,359
Other income (losses), net:
Gains (losses) on equity method investments	2,412	2,729	4,474	5,532
Other income (loss)	(1,011)	1,909	(2,746)	1,413
Total other income (losses), net	1,401	4,638	1,728	6,945
Income (loss) from operations before income taxes	(31,277)	31,448	1,954	76,806
Provision (benefit) for income taxes	(9,067)	15,105	2,994	29,762
Consolidated net income (loss)	$(22,210)	$16,343	$(1,040)	$47,044
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	(2,506)	1,581	(314)	6,310
Net income (loss) available to common stockholders	$(19,704)	$14,762	$(726)	$40,734
Per share data:
Basic earnings (loss) per share
Net income (loss) available to common stockholders	$(19,704)	$14,762	$(726)	$40,734
Basic earnings (loss) per share	$(0.05)	$0.04	$—	$0.11
Basic weighted-average shares of common stock outstanding	391,745	375,613	383,528	371,988
Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$(19,704)	$19,710	$(726)	$53,348
Fully diluted earnings (loss) per share	$(0.05)	$0.04	$—	$0.11
Fully diluted weighted-average shares of common stock outstanding	391,745	507,005	383,528	504,609
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Consolidated net income (loss)	$(22,210)	$16,343	$(1,040)	$47,044
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,715	(10,814)	4,983	(7,019)
Total other comprehensive income (loss), net of tax	2,715	(10,814)	4,983	(7,019)
Comprehensive income (loss)	(19,495)	5,529	3,943	40,025
Less: Comprehensive income (loss) attributable to noncontrolling interest in subsidiaries, net of tax	(2,185)	100	366	5,199
Comprehensive income (loss) attributable to common stockholders	$(17,310)	$5,429	$3,577	$34,826
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(1,040)	$47,044
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Fixed asset depreciation and intangible asset amortization	38,253	37,154
Employee loan amortization and reserves on employee loans	25,467	24,387
Equity-based compensation and allocations of net income to limited partnership units and FPUs	208,017	104,009
Deferred compensation expense	20	62
Losses (gains) on equity method investments	(4,474)	(5,532)
Unrealized/realized losses (gains) on financial instruments owned, at fair value and other investments	1,386	(1,810)
Amortization of discount (premium) on notes payable	1,904	1,396
Impairment of fixed assets, intangible assets and investments	2,767	5,226
Deferred tax provision (benefit)	(5,534)	653
Change in estimated acquisition earn-out payables	613	(454)
Forfeitures of Class A common stock	(796)	(17)
Other	—	823
Consolidated net income (loss), adjusted for non-cash and non-operating items	266,583	212,941
Decrease (increase) in operating assets:
Reverse repurchase agreements	(200,000)	—
Financial instruments owned, at fair value	(199)	2,319
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(700,609)	(1,576,645)
Accrued commissions receivable, net	(26,077)	(14,362)
Loans, forgivable loans and other receivables from employees and partners, net	(23,681)	(34,701)
Receivables from related parties	(7,591)	(3,652)
Other assets	(1,893)	(9,878)
Increase (decrease) in operating liabilities:
Repurchase agreements	—	900
Accrued compensation	(4,731)	(21,387)
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	660,692	1,516,012
Payables to related parties	(3,949)	36,331
Accounts payable, accrued and other liabilities	(39,741)	(53,910)
Net cash provided by (used in) operating activities	$(81,196)	$53,968
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(7,081)	$(3,444)
Capitalization of software development costs	(24,470)	(22,445)
Purchase of equity method investments	—	(466)
Proceeds from equity method investments	3,021	1,534
Payments for acquisitions, net of cash and restricted cash acquired	(26,502)	—
Purchase of assets	(240)	—
Net cash provided by (used in) investing activities	$(55,272)	$(24,821)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt and collateralized borrowings	$(173,251)	$(3,177)
Issuance of long-term debt and collateralized borrowings, net of deferred issuance costs	516,579	(33)
Earnings distributions to limited partnership interests and other noncontrolling interests	(13,818)	(16,629)
Redemption and repurchase of limited partnership interests	(101,496)	(26,758)
Dividends to stockholders	(7,558)	(7,443)
Repurchase of Class A common stock	(46,481)	(26,408)
Proceeds from sale of Cantor Units in BGC Holdings	11,539	947
Short term borrowings, net of repayments	(1,917)	—
Payments on acquisition earn-outs	(18,703)	(4,384)
Net cash provided by (used in) financing activities	$164,894	$(83,885)
Effect of exchange rate changes on Cash and cash equivalents and Cash segregated under regulatory requirements	12,171	(2,920)
Net increase (decrease) in Cash and cash equivalents, and Cash segregated under regulatory requirements	40,597	(57,658)
Cash and cash equivalents and Cash segregated under regulatory requirements at beginning of period	502,010	566,799
Cash and cash equivalents and Cash segregated under regulatory requirements at end of period	$542,607	$509,141
Supplemental cash information:
Cash paid during the period for taxes	$32,878	$23,089
Cash paid during the period for interest	30,812	26,419
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$45,868	$12,779
Issuance of Class A and contingent Class A common stock and limited partnership interests for acquisitions	2,761	2,710
ROU assets and liabilities	2,495	15,693
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended June 30, 2023
(in thousands, except share and per share amounts)
(unaudited)

	BGC Group, Inc. Stockholders						Noncontrolling Interest in Subsidiaries	Total
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)
Balance, April 1, 2023	$4,878	$459	$2,604,259	$(715,081)	$(1,122,827)	$(43,522)	$72,852	$801,018
Consolidated net income (loss)	—	—	—	—	(19,704)	—	(2,506)	(22,210)
Other comprehensive income (loss), net of tax	—	—		—	—	2,394	321	2,715
Equity-based compensation, 534,010 shares	2	—	367	3	—	—	101	473
Dividends to common stockholders	—	—	—	—	(3,819)	—	—	(3,819)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(5,841)	(5,841)
Grant of exchangeability and redemption of limited partnership interests, issuance of 15,974,143 shares	160	—	49,811	—	—	—	14,681	64,652
Issuance of Class A common stock (net of costs), 166,280 shares	2	—	155	—	—	—	4	161
Redemption of FPUs, 133,135 units	—	—	—	—	—	—	(481)	(481)
Repurchase of Class A common stock, 9,813,827 shares	—	—	—	(37,536)	—	—	(6,058)	(43,594)
Forfeiture of Class A common stock, 189,726 shares	—	—	74	(717)	—	—	(104)	(747)
Contributions of capital to and from Cantor for equity-based compensation	—	—	119	—	—	—	32	151
Grant of exchangeability, redemption of limited partnership interests and issuance of Class A common stock and RSUs for acquisitions, 4,432,568 shares	44	—	(7)	—	—	—	(37)	—
Cantor purchase of Cantor units from BGC Holdings upon redemption of FPUs, 6,368,964 units	—	—	—	—	—	—	11,539	11,539
Corporate Conversion (Note 26)	—	—	12,988	—	—	—	2,096	15,084
Other	—	—	46	—	—	—	—	46
Balance, June 30, 2023	$5,086	$459	$2,667,812	$(753,331)	$(1,146,350)	$(41,128)	$86,599	$819,147

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2023
(in thousands, except share and per share amounts)
(unaudited)

	BGC Group, Inc. Stockholders						Noncontrolling Interest in Subsidiaries	Total
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2023	$4,719	$459	$2,559,418	$(711,454)	$(1,138,066)	$(45,431)	$63,563	$733,208
Consolidated net income (loss)	—	—	—	—	(726)	—	(314)	(1,040)
Other comprehensive income (loss), net of tax	—	—		—	—	4,303	680	4,983
Equity-based compensation, 2,630,013 shares	23	—	5,741	3	—	—	1,766	7,533
Dividends to common stockholders	—	—	—	—	(7,558)	—	—	(7,558)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(12,294)	(12,294)
Grant of exchangeability and redemption of limited partnership interests, issuance of 29,118,664 shares	291	—	86,505	—	—	—	26,405	113,201
Issuance of Class A common stock (net of costs), 179,583 shares	2	—	341	—	—	—	14	357
Redemption of FPUs, 156,049 units	—	—	—	—	—	—	(547)	(547)
Repurchase of Class A common stock, 10,659,717 shares	—	—	—	(41,111)	—	—	(6,691)	(47,802)
Forfeiture of Class A common stock, 238,927 shares	—	—	84	(769)	—	—	(111)	(796)
Contributions of capital to and from Cantor for equity-based compensation	—	—	390	—	—	—	116	506
Grant of exchangeability, redemption of limited partnership interests and issuance of Class A common stock and RSUs for acquisitions, 5,090,814 shares	51	—	2,333	—	—	—	377	2,761
Cantor purchase of Cantor units from BGC Holdings upon redemption of FPUs, 6,368,964 units	—	—	—	—	—	—	11,539	11,539
Corporate Conversion (Note 26)	—	—	12,988	—	—	—	2,096	15,084
Other	—	—	12	—	—	—	—	12
Balance, June 30, 2023	$5,086	$459	$2,667,812	$(753,331)	$(1,146,350)	$(41,128)	$86,599	$819,147

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Dividends declared per share of common stock	$0.01	$0.01	$0.02	$0.02
Dividends declared and paid per share of common stock	$0.01	$0.01	$0.02	$0.02
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three and Six Months Ended June 30, 2022
(in thousands, except share amounts)
(unaudited)

	BGC Group, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, April 1, 2022	$4,455	$459	$2,481,408	$(623,734)	$(1,149,657)	$(37,123)	$59,856	$735,664
Consolidated net income (loss)	—	—	—	—	14,762	—	1,581	16,343
Other comprehensive gain, net of tax	—	—	—	—	—	(9,333)	(1,481)	(10,814)
Equity-based compensation, 589,235 shares	6	—	1,274	—	—	—	410	1,690
Dividends to common stockholders	—	—	—	—	(3,733)	—	—	(3,733)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(1,436)	(1,436)
Grant of exchangeability and redemption of limited partnership interests, issuance of 5,064,529 shares	50	—	15,290	—	—	—	5,378	20,718
Issuance of Class A common stock (net of costs), 338,503 shares	4	—	3,319	—	—	—	3	3,326
Redemption of FPUs, 556,329 units	—	—	—	—	—	—	(61)	(61)
Repurchase of Class A common stock, 8,745,310 shares	—	—	—	(24,753)	—	—	(4,634)	(29,387)
Forfeiture of Class A common stock, 4,419 shares	—	—	(1)	(13)	—	—	(3)	(17)
Contributions of capital to and from Cantor for equity-based compensation	—	—	(2,386)	—	—	—	(766)	(3,152)
Grant of exchangeability, redemption of limited partnership interests and issuance of Class A common stock and RSUs for acquisitions, 281,230 shares	3	—	618	—	—	—	113	734
Cantor purchase of Cantor units from BGC Holdings upon redemption of FPUs, 480,175 units	—	—	—	—	—	—	947	947
Other	—	—	(129)	—	—	—	—	(129)
Balance, June 30, 2022	$4,518	$459	$2,499,393	$(648,500)	$(1,138,628)	$(46,456)	$59,907	$730,693

	BGC Group, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2022	$4,359	$459	$2,451,135	$(623,734)	$(1,171,919)	$(40,548)	$43,563	$663,315
Consolidated net income (loss)	—	—	—	—	40,734	—	6,310	47,044
Other comprehensive gain, net of tax	—	—	—	—	—	(5,908)	(1,111)	(7,019)
Equity-based compensation, 2,570,323 shares	26	—	6,047	—	—	—	1,916	7,989
Dividends to common stockholders	—	—	—	—	(7,443)	—	—	(7,443)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	141	141
Grant of exchangeability and redemption of limited partnership interests, issuance of 11,707,619 shares	117	—	37,823	—	—	—	12,825	50,765
Issuance of Class A common stock (net of costs), 343,459 shares	4	—	3,467	—	—	—	7	3,478
Redemption of FPUs, 585,717 units	—	—	—	—	—	—	(145)	(145)
Repurchase of Class A common stock, 8,745,310 shares	—	—	—	(24,753)	—	—	(4,634)	(29,387)
Forfeiture of Class A common stock, 4,419 shares	—	—	(1)	(13)	—	—	(3)	(17)
Contributions of capital to and from Cantor for equity-based compensation	—	—	(994)	—	—	—	(328)	(1,322)
Grant of exchangeability, redemption of limited partnership interests and issuance of Class A common stock and RSUs for acquisitions, 1,192,907 shares	12	—	2,279	—	—	—	419	2,710
Cantor purchase of Cantor units from BGC Holdings upon redemption of FPUs, 480,175 units	—	—	—	—	—	—	947	947
Other	—	—	(363)	—	—	—	—	(363)
Balance, June 30, 2022	$4,518	$459	$2,499,393	$(648,500)	$(1,138,628)	$(46,456)	$59,907	$730,693

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Organization and Basis of Presentation
Business Overview
BGC Group, Inc., holding company for and successor to BGC Partners, Inc. following the closing of the Corporate Conversion on July 1, 2023, is reporting the results as of and for the period ended June 30, 2023 of BGC Partners, Inc., its wholly owned subsidiary, and throughout this Quarterly Report on Form 10-Q, other than as indicated. See Note 26—“Subsequent Events” for more information.
BGC is a leading global brokerage and financial technology company servicing the global financial markets. Through brands including BGC®, Fenics®, GFI®, Sunrise Brokers™, Poten & Partners®, and RP Martin®, among others, the Company’s businesses specialize in the brokerage of a broad range of products, including fixed income such as government bonds, corporate bonds, and other debt instruments, as well as related interest rate derivatives and credit derivatives. Additionally, the Company provides brokerage products across FX, Equities, Energy and Commodities, Shipping, and Futures and Options. The Company’s businesses also provide a wide variety of services, including trade execution, connectivity and network solutions, brokerage services, clearing, trade compression, and other post-trade services, and information and other back-office services to a broad assortment of financial and non-financial institutions.
BGC’s integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing, creating marketplaces and enabling them to use the Company’s Voice, Hybrid, or, in many markets, Fully Electronic brokerage services in connection with transactions executed either OTC or through an exchange. Through the Company’s Fenics® group of electronic brands, BGC Group offers a number of market infrastructure and connectivity services, including the Company’s Fully Electronic marketplaces, market data and related information services, network, trade compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions. Fenics® brands also operate under the names Fenics®, FMX™, FMX Futures Exchange™, Fenics Markets Xchange™, Fenics Futures Exchange™, Fenics UST™, Fenics FX™, Fenics Repo™, Fenics Direct™, Fenics MID™, Fenics Market Data™, Fenics GO™, Fenics PortfolioMatch™, kACE2®, and Lucera®.
BGC, BGC Partners, BGC Trader, GFI, GFI Ginga, CreditMatch, Fenics, Fenics.com, FMX, Sunrise Brokers, Poten & Partners, RP Martin, kACE2, Capitalab, Swaptioniser, CBID, and Lucera are trademarks/service marks, and/or registered trademarks/service marks of BGC Group and/or its affiliates.
The Company promotes the efficiency of the global capital markets, acting as market infrastructure to the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, and investment firms. BGC has an extensive number of offices globally in major markets including New York and London, as well as in Bahrain, Beijing, Bogotá, Brisbane, Cape Town, Chicago, Copenhagen, Dubai, Dublin, Frankfurt, Geneva, Hong Kong, Houston, Johannesburg, Madrid, Manila, Melbourne, Mexico City, Miami, Milan, Monaco, Nyon, Paris, Perth, Rio de Janeiro, Santiago, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tel Aviv, Tokyo, Toronto, Wellington, and Zurich.
Corporate Conversion
In connection with the Corporate Conversion, the Company completed various transactions in the three months ended June 30, 2023 which included:
•the redemption of certain non-exchangeable limited partnership units in connection with the issuance of shares of BGC Partners Class A common stock and the accompanying tax payments, which led to an equity-based compensation charge of $60.9 million;
•the exchange of the remaining 1.5 million exchangeable limited partnership units of BGC Holdings held by employees on June 30, 2023, for 1.0 million shares, after tax withholding, of BGC Partners Class A common stock;
•the redemption of certain non-exchangeable limited partnership units of BGC Holdings held by employees and issuance of 16.9 million BGC Partners RSUs on a one-for-one basis on June 30, 2023;
•the redemption of certain non-exchangeable Preferred Units of BGC Holdings held by employees and issuance of $49.2 million of BGC Partners RSU Tax Accounts on June 30, 2023, based on the fixed cash value of the Preferred Units redeemed;
•the redemption of the remaining 5.6 million non-exchangeable FPUs and issuances of BGC Partners RSUs on a one-for-one basis on June 30, 2023, which in turn reduced the “Redeemable Partnership Interest” to zero with an offsetting impact to “Total equity” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2023; and

•the purchase on June 30, 2023 by Cantor from BGC Holdings of an aggregate of 5,425,209 Cantor units for an aggregate consideration of $9,715,772 as a result of the redemption of 5,425,209 FPUs, and 324,223 Cantor units for an aggregate consideration of $598,712 as a result of the exchange of 324,223 FPUs.
On July 1, 2023, the Company completed its Corporate Conversion to a Full C-Corporation in order to reorganize and simplify the organizational structure. See Note 26—“Subsequent Events” for additional information.
Basis of Presentation
The Company’s unaudited Condensed Consolidated Financial Statements and Notes to the unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC and in conformity with U.S. GAAP. Accordingly, they do not include all information and footnotes required by U.S. GAAP for annual financial statements and, as such, the information in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The Company’s unaudited Condensed Consolidated Financial Statements include the Company’s accounts and all subsidiaries in which the Company has a controlling interest. Intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.
During the second quarter of 2023, the Company renamed “Data, software and post-trade” as “Data, network and post-trade” on the unaudited Condensed Consolidated Statements of Operations.
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
The unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting only of normal and recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the unaudited Condensed Consolidated Statements of Financial Condition, the unaudited Condensed Consolidated Statements of Operations, the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), the unaudited Condensed Consolidated Statements of Cash Flows and the unaudited Condensed Consolidated Statements of Changes in Equity of the Company for the periods presented.
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
As a result of the Separation, limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time who held a BGC Holdings limited partnership interest received a corresponding Newmark Holdings limited partnership interest, determined by the Contribution Ratio, which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2, divided by the Exchange Ratio. Initially, the Exchange Ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the Exchange Ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. The Exchange Ratio as of June 30, 2023 equaled 0.9235.
Founding/Working Partner Units
Founding/Working Partners had FPUs in BGC Holdings and have FPUs in Newmark Holdings. The Company accounts for FPUs outside of permanent capital, as “Redeemable partnership interest,” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. This classification is applicable to Founding/Working Partner units because these units are redeemable upon termination of a partner, including a termination of employment, which can be at the option of the partner and not within the control of the issuer.
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
As of June 30, 2023, in connection with the Corporate Conversion, all FPUs of BGC Holdings were redeemed or exchanged.
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
As of June 30, 2023, in connection with the Corporate Conversion, all exchangeable LPUs of BGC Holdings were exchanged.
Cantor Units
Cantor holds limited partnership interests in BGC Holdings. Cantor units are reflected as a component of “Noncontrolling interest in subsidiaries” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. Cantor receives allocations of net income (loss), which are cash distributed on a quarterly basis and are reflected as a component of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited Condensed Consolidated Statements of Operations. As of June 30, 2023, Cantor units in BGC Holdings are generally exchangeable for up to 23.6 million shares of BGC Class B common stock.
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
3.    Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, see Note 3—“Summary of Significant Accounting Policies,” in its consolidated financial statements included in Part II, Item 8 of the Annual Report on Form 10-K for

the year ended December 31, 2022. During the six months ended June 30, 2023, there were no significant changes made to the Company’s significant accounting policies.
4.    Acquisitions
Trident
On February 28, 2023 the Company completed the acquisition of Trident, primarily operating as a commodity brokerage and research company, offering OTC and exchange traded energy and environmental products.
Total Consideration
The total consideration for all acquisitions during the six months ended June 30, 2023 was approximately $36.2 million, subject to post-closing adjustments, which includes cash, restricted shares of BGC Class A common stock, and an earn-out payable in cash and restricted shares of BGC Class A common stock. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill totaling $15.5 million.
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
5.     Divestitures
The Company had no gains or losses from divestitures or sale of investments during both the six months ended June 30, 2023 and 2022.
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
Basic Earnings Per Share:
The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic earnings (loss) per share:
Net income (loss) available to common stockholders	$(19,704)	$14,762	$(726)	$40,734
Basic weighted-average shares of common stock outstanding	391,745	375,613	383,528	371,988
Basic earnings (loss) per share	$(0.05)	$0.04	$—	$0.11
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

The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fully diluted earnings (loss) per share
Net income (loss) available to common stockholders	$(19,704)	$14,762	$(726)	$40,734
Allocations of net income (loss) to limited partnership interests, net of tax	—	4,948	—	12,614
Net income (loss) for fully diluted shares	$(19,704)	$19,710	$(726)	$53,348
Weighted-average shares:
Common stock outstanding	391,745	375,613	383,528	371,988
Partnership units¹	—	129,163	—	129,420
RSUs (Treasury stock method)	—	1,188	—	2,084
Other	—	1,041	—	1,117
Fully diluted weighted-average shares of common stock outstanding	391,745	507,005	383,528	504,609
Fully diluted earnings (loss) per share	$(0.05)	$0.04	$—	$0.11
____________________________
1Partnership units collectively include FPUs, LPUs, and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for more information).
For the three and six months ended June 30, 2023, 114.2 million and 120.0 million, respectively, of potentially dilutive securities were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended June 30, 2023, included 110.5 million limited partnership interests and 3.8 million other contracts to issue shares of BGC Class A common stock, including RSUs. Anti-dilutive securities for the six months ended June 30, 2023, included 115.4 million limited partnership interests and 4.5 million other contracts to issue shares of BGC Class A common stock, including RSUs. For the three and six months ended June 30, 2022, 1.8 million and 0.5 million of potentially dilutive securities were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three and six months ended June 30, 2022 were comprised of RSUs.
As of June 30, 2023 and 2022, approximately 39.6 million and 41.9 million shares, respectively, of contingent shares of BGC Class A common stock, N units, RSUs, and LPUs were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the respective period.

7.    Stock Transactions and Unit Redemptions
Class A Common Stock
Changes in shares of BGC Class A common stock outstanding were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shares outstanding at beginning of period	340,875	326,563	325,858	317,023
Share issuances:
Redemptions/exchanges of limited partnership interests¹	17,082	5,071	30,226	11,714
Vesting of RSUs	534	589	2,630	2,571
Acquisitions	3,494	274	4,152	1,186
Other issuances of BGC Class A common stock	(3)	339	11	342
Restricted stock forfeitures	(190)	(4)	(239)	(4)
Treasury stock repurchases	(9,814)	(8,745)	(10,660)	(8,745)
Shares outstanding at end of period	351,978	324,087	351,978	324,087
____________________________
1Included in redemptions/exchanges of limited partnership interests for the three months ended June 30, 2023 and 2022 are 13.3 million shares of BGC Class A common stock granted in connection with the cancellation of 19.1 million LPUs, and 4.7 million shares of BGC Class A common stock granted in connection with the cancellation of 4.8 million LPUs, respectively. Included in redemptions/exchanges of limited partnership interests for the six months ended June 30, 2023 and 2022 are 20.2 million shares of BGC Class A common stock granted in connection with the cancellation of 26.4 million LPUs, and 7.9 million shares of BGC Class A common stock granted in connection with the cancellation of 8.1 million LPUs, respectively. Because LPUs are included in the Company’s fully diluted share count if dilutive, redemptions/exchanges in connection with the issuance of BGC Class A common stock would not impact the fully diluted number of shares outstanding.
Class B Common Stock
The Company did not issue any shares of BGC Class B common stock during the three and six months ended June 30, 2023 and 2022. As of both June 30, 2023 and December 31, 2022, there were 45.9 million shares of BGC Class B common stock outstanding.
CEO Program
On March 8, 2021, the Company filed a CEO Program shelf Registration Statement on Form S-3 with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock from time to time on a delayed or continuous basis (the “March 2021 Form S-3”). On July 8, 2022, the Company filed an amendment to the March 2021 Form S-3. On August 3, 2022, the March 2021 Form S-3 was declared effective by the SEC, and the Company entered into the August 2022 Sales Agreement on August 12, 2022. CF&Co is a wholly-owned subsidiary of Cantor and an affiliate of the Company. Under the August 2022 Sales Agreement, the Company agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. As of June 30, 2023, the Company had not sold any shares of BGC Class A common stock or paid any commission to CF&Co under the August 2022 Sales Agreement.

Unit Redemptions and Share Repurchase Program
The Company’s Board and Audit Committee have authorized repurchases of BGC Class A common stock and redemptions of limited partnership interests or other equity interests in the Company’s subsidiaries. On November 4, 2022, the Board and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of June 30, 2023, the Company had $326.4 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares.
The tables below represent the units redeemed and/or shares repurchased for cash and do not include units redeemed/cancelled in connection with the grant of shares of BGC Class A common stock nor the limited partnership interests exchanged for shares of BGC Class A common stock. The gross unit redemptions and share repurchases of BGC Class A common stock during the three and six months ended June 30, 2023 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted-Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That Could Be Redeemed/ Purchased Under the Program at June 30, 2023
Redemptions[1,2]
January 1, 2023—March 31, 2023	23	$3.90
April 1, 2023—June 30, 2023	422	4.91
Total Redemptions	445	$4.85
Repurchases[3,4]
January 1, 2023—March 31, 2023	846	$4.97
April 1, 2023—April 30, 2023	3,086	4.48
May 1, 2023—May 31, 2023	3,300	4.36
June 1, 2023—June 30, 2023	3,428	4.48
Total Repurchases	10,660	$4.48
Total Redemptions and Repurchases	11,105	$4.50	$326,449
___________________________
1During the three months ended June 30, 2023 the Company redeemed 0.3 million LPUs at an aggregate redemption price of $1.4 million for a weighted-average price of $4.71 per unit. During the three months ended June 30, 2023, the Company redeemed 0.1 million FPUs at an aggregate redemption price of $0.7 million for a weighted-average price of $5.32 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 13.3 million shares of BGC Class A common stock during the three months ended June 30, 2023, nor the limited partnership interests exchanged for 7.1 million shares of BGC Class A common stock during the three months ended June 30, 2023.
2During the six months ended June 30, 2023 the Company redeemed 0.3 million LPUs at an aggregate redemption price of $1.4 million for a weighted-average price of $4.71 per unit. During the six months ended June 30, 2023, the Company redeemed 0.2 million FPUs at an aggregate redemption price of $0.8 million for a weighted-average price of $5.11 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 20.2 million shares of BGC Class A common stock during the six months ended June 30, 2023, nor the limited partnership interests exchanged for 13.4 million shares of BGC Class A common stock during the six months ended June 30, 2023.
3During the three months ended June 30, 2023, the Company repurchased 9.8 million shares of BGC Class A common stock at an aggregate price of $43.6 million for a weighted-average price of $4.44 per share.
4During the six months ended June 30, 2023, the Company repurchased 10.7 million shares of BGC Class A common stock at an aggregate price of $47.8 million for a weighted-average price of $4.48 per share.

The gross unit redemptions and share repurchases of BGC Class A common stock during the three and six months ended June 30, 2022 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted-Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That Could Be Redeemed/ Purchased Under the Program at June 30, 2022
Redemptions[1,2]
January 1, 2022—March 31, 2022	43	$4.01
April 1, 2022—June 30, 2022	1,010	3.81
Total Redemptions	1,053	$3.82
Repurchases[3,4]
January 1, 2022—March 31, 2022	—	$—
April 1, 2022—April 30, 2022	—	—
May 1, 2022—May 31, 2022	1,150	3.70
June 1, 2022—June 30, 2022	7,595	3.31
Total Repurchases	8,745	$3.36
Total Redemptions and Repurchases	9,798	$3.41	$158,404
____________________________
1During the three months ended June 30, 2022, the Company redeemed 1.0 million LPUs at an aggregate redemption price of $3.7 million for a weighted-average price of $3.84 per unit. During the three months ended June 30, 2022, the Company redeemed 40 thousand FPUs at an aggregate redemption price of $0.1 million for a weighted-average price of $2.94 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 4.7 million shares of BGC Class A common stock during the three months ended June 30, 2022, nor the limited partnership interests exchanged for 0.7 million shares of BGC Class A common stock during the three months ended June 30, 2022.
2During the six months ended June 30, 2022, the Company redeemed 1.0 million LPUs at an aggregate redemption price of $3.8 million for a weighted-average price of $3.85 per unit. During the six months ended June 30, 2022, the Company redeemed 0.1 million FPUs at an aggregate redemption price of $0.2 million for a weighted-average price of $3.33 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 7.9 million shares of BGC Class A common stock during the six months ended June 30, 2022, nor the limited partnership interests exchanged for 4.5 million shares of BGC Class A common stock during the six months ended June 30, 2022.
3During the three months ended June 30, 2022, the Company repurchased 8.7 million shares of BGC Class A common stock at an aggregate price of $29.4 million for a weighted average price of $3.36 per share.
4During the six months ended June 30, 2022, the Company repurchased 8.7 million shares of BGC Class A common stock at an aggregate price of $29.4 million for a weighted average price of $3.36 per share.
Redeemable Partnership Interest
The changes in the carrying amount of FPUs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$15,423	$17,786	$15,519	$18,761
Consolidated net income allocated to FPUs	—	253	236	721
Earnings distributions	(236)	(465)	(236)	(1,539)
FPUs exchanged	(992)	(380)	(1,301)	(719)
FPUs redeemed	311	(748)	288	(778)
Corporate conversion	(14,506)	—	(14,506)	—
Balance at end of period	$—	$16,446	$—	$16,446

8.    Financial Instruments Owned, at Fair Value
Financial instruments owned, at fair value primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total Financial instruments owned, at fair value were $40.5 million and $39.3 million as of June 30, 2023 and December 31, 2022, respectively. For additional information, see Note 12—“Fair Value of Financial Assets and Liabilities.”
These instruments are measured at fair value, with any changes in fair value recognized in earnings in the Company’s unaudited Condensed Consolidated Statements of Operations. The Company recognized no unrealized net gains or losses for the three and six months ended June 30, 2023. The Company recognized unrealized net losses of $0.1 million for the three and six months ended June 30, 2022, respectively, related to the mark-to-market adjustments on such instruments.
9.    Collateralized Transactions
Repurchase Agreements
Securities sold under Repurchase Agreements are accounted for as collateralized financing transactions and are recorded at the contractual amount for which the securities will be repurchased, including accrued interest. As of both June 30, 2023, and December 31, 2022, the Company had not facilitated any Repurchase Agreements.
Reverse Repurchase Agreements
Securities purchased under Reverse Repurchase Agreements are accounted for as collateralized financing transactions and are recorded at the contractual amount for which the securities will be resold, including accrued interest.
For Reverse Repurchase Agreements, it is the Company’s policy to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under Reverse Repurchase Agreements. Collateral is valued daily and the Company may require counterparties to deposit additional collateral or return collateral pledged when appropriate.
As of June 30, 2023, Cantor facilitated Reverse Repurchase Agreements on behalf of the Company, and consequently the Company had $200.0 million of Reverse Repurchase Agreements outstanding with Cantor. The Company had received, as collateral, U.S. Treasury or other fixed income securities with a fair value of $200.0 million, all of which pertained to overnight Reverse Repurchase Agreements that were transacted as part of the Company’s cash management strategy.
As of December 31, 2022, the Company had no Reverse Repurchase Agreements.

10.    Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers
Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts (see Note 11—“Derivatives”). As of June 30, 2023 and December 31, 2022, Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers[1]:
Contract values of fails to deliver	$1,075,858	$404,076
Receivables from clearing organizations	142,589	132,149
Other receivables from broker-dealers and customers	33,655	19,693
Net pending trades	5,630	—
Open derivative contracts	5,201	3,762
Total	$1,262,933	$559,680
Payables to broker-dealers, clearing organizations, customers and related broker-dealers[1]:
Contract values of fails to receive	$986,935	$362,682
Payables to clearing organizations	60,198	16,855
Other payables to broker-dealers and customers	15,815	15,871
Net pending trades	—	1,634
Open derivative contracts	4,000	7,633
Total	$1,066,948	$404,675
____________________________
1Includes receivables and payables with Cantor. See Note 13—“Related Party Transactions” for additional information.
Substantially all open fails to deliver, open fails to receive and pending trade transactions as of June 30, 2023 have subsequently settled at the contracted amounts.
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

The fair value of derivative contracts, computed in accordance with the Company’s netting policy, is set forth below (in thousands):

	June 30, 2023			December 31, 2022
Derivative contract	Assets	Liabilities	Notional Amounts[1]	Assets	Liabilities	Notional Amounts[1]
FX swaps	$4,386	$2,534	$712,985	$3,134	$5,796	$586,020
Forwards	598	1,109	300,046	603	569	197,278
Interest rate swaps	217	—	343,360,180	25	—	2,114,412
Futures	—	357	7,165,070	—	1,268	4,253,088
Total	$5,201	$4,000	$351,538,281	$3,762	$7,633	$7,150,798

1Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of the Company’s derivative activity, and do not represent anticipated losses.
Certain of the Company’s FX swaps are with Cantor. See Note 13—“Related Party Transactions,” for additional information related to these transactions.
The replacement costs of contracts in a gain position were $5.2 million and $3.8 million, as of June 30, 2023 and December 31, 2022, respectively.

The following tables present information about the offsetting of derivative instruments (in thousands):

	June 30, 2023
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition[1]
Assets
FX swaps	$4,642	$(256)	$4,386
Forwards	649	(51)	598
Interest rate swaps	15,693	(15,476)	217
Futures	70,092	(70,092)	—
Total derivative assets	$91,076	$(85,875)	$5,201
Liabilities
FX swaps	$2,790	$(256)	$2,534
Forwards	1,160	(51)	1,109
Futures	70,449	(70,092)	357
Interest rate swaps	15,476	$(15,476)	—
Total derivative liabilities	$89,875	$(85,875)	$4,000

	December 31, 2022
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition[1]
Assets
FX swaps	$3,623	$(489)	$3,134
Forwards	746	(143)	603
Interest Rate Swaps	895	(870)	25
Futures	64,769	(64,769)	—
Total derivative assets	$70,033	$(66,271)	$3,762
Liabilities
FX swaps	$6,285	$(489)	$5,796
Futures	66,037	(64,769)	1,268
Forwards	712	(143)	569
Interest Rate Swaps	870	(870)	—
Total derivative liabilities	$73,904	$(66,271)	$7,633

1There were no additional balances in gross amounts not offset as of either June 30, 2023 or December 31, 2022.
The change in fair value of derivative contracts is reported as part of “Principal transactions” in the Company’s unaudited Condensed Consolidated Statements of Operations.
The table below summarizes gains and (losses) on derivative contracts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivative contract	2023	2022	2023	2022
Futures	$3,356	$3,832	$6,777	$8,241
Interest rate swaps	189	—	217	—
FX swaps	126	601	896	930
FX/commodities options	41	48	82	148
Gains	$3,712	$4,481	$7,972	$9,319

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
The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	Assets at Fair Value at June 30, 2023
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Financial instruments owned, at fair value—Domestic government debt	$32,102	$—	$—	$—	$32,102
Financial instruments owned, at fair value—Foreign government debt	—	7,801	—	—	7,801
Financial instruments owned, at fair value—Equities	616	—	—	—	616
FX swaps	—	4,642	—	(256)	4,386
Forwards	—	649	—	(51)	598
Interest rate swaps	—	15,693	—	(15,476)	217
Futures	—	70,092	—	(70,092)	—
Total	$32,718	$98,877	$—	$(85,875)	$45,720

	Liabilities at Fair Value at June 30, 2023
	Level 1	Level 2	Level 3	Netting and Collateral	Total
FX swaps	$—	$2,790	$—	$(256)	$2,534
Forwards	—	1,160	—	(51)	1,109
Futures	—	70,449	—	(70,092)	357
Interest rate swaps	—	15,476	—	(15,476)	—
Contingent consideration	—	—	8,909	—	8,909
Total	$—	$89,875	$8,909	$(85,875)	$12,909

	Assets at Fair Value at December 31, 2022
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Financial instruments owned, at fair value—Domestic government debt	$31,175	$—	$—	$—	$31,175
Financial instruments owned, at fair value—Foreign government debt	—	7,678	—	—	7,678
Financial instruments owned, at fair value—Equities	466	—	—	—	466
FX swaps	—	3,623	—	(489)	3,134
Forwards	—	746	—	(143)	603
Interest rate swaps	—	895		(870)	25
Futures	—	64,769	—	(64,769)	—
Total	$31,641	$77,711	$—	$(66,271)	$43,081

	Liabilities at Fair Value at December 31, 2022
	Level 1	Level 2	Level 3	Netting and Collateral	Total
FX swaps	—	6,285	—	(489)	5,796
Futures	$—	$66,037	$—	$(64,769)	$1,268
Forwards	—	712	—	(143)	569
Interest rate swaps	—	870	—	(870)	—
Contingent consideration	—	—	24,279	—	24,279
Total	$—	$73,904	$24,279	$(66,271)	$31,912
Level 3 Financial Liabilities
Changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended June 30, 2023 were as follows (in thousands):

							Unrealized (gains) losses for the period included in:
	Opening Balance at April 1, 2023	Total realized and unrealized (gains) losses included in Net income (loss)¹	Unrealized (gains) losses included in Other comprehensive income (loss)²	Purchases/ Issuances	Sales/ Settlements	Closing Balance at June 30, 2023	Net (income) loss on Level 3 Assets/Liabilities Outstanding at June 30, 2023	Other comprehensive income (loss) on Level 3 Assets/Liabilities Outstanding at June 30, 2023
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$27,673	$(61)	$—	$—	$(18,703)	$8,909	$(209)	$—
____________________________
1Realized and unrealized gains (losses) are reported in “Other income (loss),” in the Company’s unaudited Condensed Consolidated Statements of Operations.
2Unrealized gains (losses) are reported in “Foreign currency translation adjustments,” in the Company’s unaudited Condensed Consolidated Statements of Comprehensive Income (Loss).
Changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended June 30, 2022 were as follows (in thousands):

							Unrealized (gains) losses for the period included in:
	Opening Balance at April 1, 2022	Total realized and unrealized (gains) losses included in Net income (loss)¹	Unrealized (gains) losses included in Other comprehensive income (loss)²	Purchases/ Issuances	Sales/ Settlements	Closing Balance at June 30, 2022	Net (income) loss on Level 3 Assets/Liabilities Outstanding at June 30, 2022	Other comprehensive income (loss) on Level 3 Assets/Liabilities Outstanding at June 30, 2022
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$27,854	$(679)	$—	$—	$(4,384)	$22,791	$(679)	$—
____________________________
1Realized and unrealized gains (losses) are reported in “Other income (loss),” in the Company’s unaudited Condensed Consolidated Statements of Operations.
2Unrealized gains (losses) are reported in “Foreign currency translation adjustments,” in the Company’s unaudited Condensed Consolidated Statements of Comprehensive Income (Loss).
Changes in Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2023 were as follows (in thousands):

							Unrealized (gains) losses for the period included in:
	Opening Balance at January 1, 2023	Total realized and unrealized (gains) losses included in Net income (loss)	Unrealized (gains) losses included in Other comprehensive income (loss)¹	Purchases/ Issuances	Sales/ Settlements	Closing Balance at June 30, 2023	Net income (loss) on Level 3 Assets / Liabilities Outstanding at June 30, 2023	Other comprehensive income (loss) on Level 3 Assets / Liabilities Outstanding at June 30, 2023
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$24,279	$613	$—	$4,675	$(20,658)	$8,909	$276	$—
____________________________
1Realized and unrealized gains (losses) are reported in “Other income (loss),” in the Company’s unaudited Condensed Consolidated Statements of Operations.
2Unrealized gains (losses) are reported in “Foreign currency translation adjustments,” in the Company’s unaudited Condensed Consolidated Statements of Comprehensive Income (Loss).
Changes in Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2022 were as follows (in thousands):

							Unrealized (gains) losses for the period included in:
	Opening Balance at January 1, 2022	Total realized and unrealized (gains) losses included in Net income (loss)¹	Unrealized (gains) losses included in Other comprehensive income (loss)²	Purchases/ Issuances	Sales/ Settlements	Closing Balance at June 30, 2022	Net (income) loss on Level 3 Assets/Liabilities Outstanding at June 30, 2022	Other comprehensive income (loss) on Level 3 Assets/Liabilities Outstanding at June 30, 2022
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$29,756	$(454)	$—	$—	$(6,511)	$22,791	$(454)	$—
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
Quantitative Information About Level 3 Fair Value Measurements on a Recurring Basis
The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value as of June 30, 2023
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
				Discount rate[1]	7.2%-10.2%	8.2%

Contingent consideration	$—	$8,909	Present value of expected payments	Probability of meeting earnout and contingencies	90%-100%	96.2%[2]
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
Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of June 30, 2023 and December 31, 2022, the present value of expected payments related to the Company’s contingent consideration was $8.9 million and $24.3 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, was $14.4 million and $34.7 million, as of June 30, 2023 and December 31, 2022, respectively.
Fair Value Measurements on a Non-Recurring Basis
Pursuant to the recognition and measurement guidance for equity investments, equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. The Company applied the measurement alternative to equity securities with the fair value of $82.5 million and $83.8 million, which were included in “Other assets” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2023 and December 31, 2022, respectively. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.
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
For the three months ended June 30, 2023 and 2022, Cantor’s share of the net profit or loss in Tower Bridge was $0.5 million net profit and $0.4 million net loss, respectively. For the six months ended June 30, 2023 and 2022, Cantor’s share of the net profit or loss in Tower Bridge was $0.6 million net profit and $0.2 million net loss, respectively. This net profit or loss is included as part of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited Condensed Consolidated Statements of Operations.
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
For the three months ended June 30, 2023 and 2022, the Company recognized related party revenues of $4.1 million and $3.6 million, respectively, for the services provided to Cantor. For the six months ended June 30, 2023 and 2022, the Company recognized related party revenues of $8.0 million and $6.9 million, respectively, for the services provided to Cantor. These revenues are included as part of “Fees from related parties” in the Company’s unaudited Condensed Consolidated Statements of Operations.
In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an administrative services agreement whereby certain employees of Cantor are deemed leased employees of the Company. For the three months ended June 30, 2023 and 2022, the Company was charged $24.2 million and $20.3 million, respectively, for the services provided by Cantor and its affiliates, of which $16.2 million and $14.3 million, respectively, were to cover compensation to leased employees for these periods. For the six months ended June 30, 2023 and 2022, the Company was charged $48.1 million and $41.5 million, respectively, for the services provided by Cantor and its affiliates, of which $31.7 million and $29.8 million, respectively, were to cover compensation to leased employees for these periods. The fees charged by Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited Condensed Consolidated Statements of Operations. The fees charged by Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited Condensed Consolidated Statements of Operations.
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
As part of the purchase of the Futures Exchange Group, Cantor has agreed to indemnify the Company for certain expenses arising at the Futures Exchange Group up to a maximum of $1.0 million. As of both June 30, 2023 and December 31, 2022, the Company had recorded assets of $1.0 million in the Company’s unaudited Condensed Consolidated Statements of Financial Condition for this indemnity.
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
Subsequent to the Spin-Off, there were remaining partners who held limited partnership interests in BGC Holdings who are Newmark employees, and there are remaining partners who hold limited partnership interests in Newmark Holdings who are BGC employees. These limited partnership interests represent interests that were held prior to the Newmark IPO or were distributed in connection with the Separation. Following the Newmark IPO, employees of BGC and Newmark only receive limited partnership interests in BGC Holdings and Newmark Holdings, respectively. As a result of the Spin-Off, as the previous limited partnership interests in BGC Holdings held by Newmark employees and the existing limited partnership interests in Newmark Holdings held by BGC employees were/are exchanged/redeemed, the related capital is contributed to and from Cantor, respectively.
In connection with the Corporate Conversion, all BGC Holdings units held by employees of Newmark were redeemed or exchanged, in each case, for shares of BGC Class A common stock as of June 30, 2023.
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
Clearing Capital Agreement with Cantor
In November 2008, the Company entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on the Company’s behalf. In June 2020, this clearing capital agreement was amended to cover Cantor providing clearing services in all eligible financial products to the Company and not just U.S. Treasury and U.S. government agency securities. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to BGC, Cantor shall be entitled to request from the Company cash or other collateral acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement or Cantor will post cash or other collateral on BGC’s behalf for a commercially reasonable charge. During the three months ended June 30, 2023 and 2022, the Company was charged $0.5 million and $0.2 million, respectively, by Cantor for the cash or other collateral posted by Cantor on BGC’s behalf. During the six months ended June 30, 2023 and 2022, the Company was charged $0.8 million and $0.3 million, respectively, by Cantor for the cash or other collateral posted by Cantor on BG’s behalf. Cantor had not requested any cash or other property from us as collateral as of June 30, 2023.
Other Agreements with Cantor
The Company is authorized to enter into short-term arrangements with Cantor to cover any delivery failures in connection with U.S. Treasury securities transactions and to share equally in any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of both June 30, 2023 and December 31, 2022, Cantor had not facilitated any Repurchase Agreements between the Company and Cantor.
As part of the Company’s cash management process, the Company may enter into tri-party Reverse Repurchase Agreements and other short-term investments, some of which may be with Cantor. As June 30, 2023, Cantor facilitated Reverse Repurchase Agreements on the Company’s behalf, and consequently the Company had $200.0 million of Reverse Repurchase Agreements outstanding with Cantor. As of December 31, 2022, the Company had no Reverse Repurchase Agreements outstanding.
To more effectively manage the Company’s exposure to changes in FX rates, the Company and Cantor have agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to FX currency hedging between the Company and Cantor. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of the Company and Cantor is utilized to determine the shares of profit or loss allocated to each for the period. For the three months ended June 30, 2023 and 2022, the Company recognized its share of FX gains of $3.5 million and $2.4 million, respectively. For the six months ended June 30, 2023 and 2022, the Company recognized its share of FX gains of $4.9 million and $2.0 million, respectively. These gains are included as part of “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations.

Pursuant to the separation agreement relating to the Company’s acquisition of certain BGC businesses from Cantor in 2008, Cantor has a right, subject to certain conditions, to be the Company’s customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use market data from the Company without any cost. Any future related-party transactions or arrangements between the Company and Cantor are subject to the prior approval by the Audit Committee. During the three months ended June 30, 2023 and 2022, the Company recorded revenues from Cantor entities of nil and $0.1 million, respectively, related to commissions paid to the Company by Cantor. During the six months ended June 30, 2023 and 2022, the Company recorded revenues from Cantor entities of nil and $0.2 million, respectively, related to commissions paid to the Company by Cantor. These revenues are included as part of “Commissions” in the Company’s unaudited Condensed Consolidated Statements of Operations.
The Company and Cantor are authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.
In August 2013, the Audit Committee authorized the Company to invest up to $350.0 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used by the Company from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including policies related to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of both June 30, 2023 and December 31, 2022, the Company did not have any investments in the program.
On June 5, 2015, the Company entered into the Exchange Agreement with Cantor providing Cantor, CFGM and other Cantor affiliates entitled to hold BGC Class B common stock the right to exchange from time to time, on a one-to-one basis, subject to adjustment, up to an aggregate of 34.6 million shares of BGC Class A common stock now owned or subsequently acquired by such Cantor entities for up to an aggregate of 34.6 million shares of BGC Class B common stock. Such shares of BGC Class B common stock, which can be acquired upon the exchange of Cantor units owned in BGC Holdings, are already included in the Company’s fully diluted share count and will not increase Cantor’s current maximum potential voting power in the common equity. The Exchange Agreement enabled the Cantor entities to acquire the same number of shares of BGC Class B common stock that they were already entitled to acquire without having to exchange its Cantor units in BGC Holdings. The Audit Committee and Board determined that it was in the best interests of the Company and its stockholders to approve the Exchange Agreement because it will help ensure that Cantor retains its units in BGC Holdings, which is the same partnership in which the Company’s partner employees participate, thus continuing to align the interests of Cantor with those of the partner employees.
On November 23, 2018, in the Class B Issuance, BGC Partners issued 10.3 million shares of BGC Partners Class B common stock to Cantor and 0.7 million shares of BGC Partners Class B common stock to CFGM, in each case in exchange for shares of BGC Class A common stock owned by Cantor and CFGM, respectively, on a one-to-one basis pursuant to the Exchange Agreement. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Partners by Cantor or CFGM for the Class B Issuance. As of June 30, 2023, Cantor and its affiliates have the right to exchange under the Exchange Agreement up to an aggregate of 23.6 million shares of BGC Class A common stock, now owned or subsequently acquired, or its Cantor units in BGC Holdings, into shares of BGC Class B common stock. As of June 30, 2023, Cantor and CFGM did not own any shares of BGC Partners Class A common stock.
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
On March 19, 2018, BGC Partners entered into the BGC Credit Agreement with Cantor. The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the previous Credit Facility between BGC Partners and an affiliate of Cantor. On August 6, 2018, BGC Partners entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that could be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2024, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC Partners’ or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of both June 30, 2023 and December 31, 2022, there were no borrowings by BGC Partners or Cantor outstanding under this Agreement. The Company did not record any interest expense related to the Agreement for the three and six months ended June 30, 2023 and 2022.
Receivables from and Payables to Related Broker-Dealers
Amounts due to or from Cantor and Freedom, one of the Company’s equity method investments, are for transactional revenues under a technology and services agreement with Freedom, as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. As of June 30, 2023 and December 31, 2022, the Company had receivables from Freedom of $1.9 million and $1.4 million, respectively. As of June 30, 2023 and December 31, 2022, the Company had $4.4 million and $3.1 million, respectively, in receivables from Cantor related to open derivative contracts. As of June 30, 2023 and December 31, 2022, the Company had $3.0 million and $5.8 million, respectively, in payables to Cantor related to open derivative contracts. As of June 30, 2023, the Company had $5.7 million in receivables from Cantor related to fails and pending trades. As of December 31, 2022, the Company did not have any receivables from and payables to Cantor related to fails and pending trades.
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
As of June 30, 2023 and December 31, 2022, the aggregate balance of employee loans, net, was $325.8 million and $319.6 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. Compensation expense for the above-mentioned employee loans for the three months ended June 30, 2023 and 2022 was $11.6 million and $14.5 million, respectively. Compensation expense for the above-mentioned employee loans for the six months ended June 30, 2023 and 2022 was $25.5 million and $24.4 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Interest income on the above-mentioned employee loans for the three months ended June 30, 2023 and 2022 was $2.1 million and $2.3 million, respectively. Interest income on the above-mentioned employee loans for the six months ended June 30, 2023 and 2022 was $3.9 million and $3.5 million, respectively. The interest income related to these employee loans is included as part of “Interest and dividend income” in the Company’s unaudited Condensed Consolidated Statements of Operations.
CEO Program and Other Transactions with CF&Co
As discussed in Note 7—“Stock Transactions and Unit Redemptions,” the Company entered into the August 2022 Sales Agreement with CF&Co as the Company’s sales agent under the CEO Program. During both the three and six months ended June 30, 2023 and 2022, the Company did not sell any shares of Class A common stock under the August 2022 Sales Agreement. For both the three and six months ended June 30, 2023 and 2022, the Company was not charged for services provided by CF&Co related to the CEO Program with CF&Co. The net proceeds of any shares sold would be included as part of “Additional paid-in capital” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
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
On October 3, 2014, management was granted approval by the Board and Audit Committee to enter into stock loan transactions with CF&Co utilizing equities securities. Such stock loan transactions will bear market terms and rates. As of June 30, 2023, and December 31, 2022, the Company did not have any Securities loaned transactions with CF&Co.

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
On June 11, 2020, the Company’s Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by the Company of up to $50.0 million of Company Debt Securities. Repurchases of Company Debt Securities, if any, are expected to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption. Under the authorization, the Company may make repurchases of Company Debt Securities for cash from time to time in the open market or in privately negotiated transactions upon such terms and at such prices as management may determine. Additionally, the Company is authorized to make any such repurchases of Company Debt Securities through CF&Co (or its affiliates), in its capacity as agent or principal, or such other broker-dealers as management shall determine to utilize from time to time, and such repurchases shall be subject to brokerage commissions which are no higher than standard market commission rates. As of June 30, 2023, the Company had $50.0 million remaining under its debt repurchase authorization.
On July 10, 2020, the Company issued an aggregate of $300.0 million principal amount of 4.375% Senior Notes. In connection with this issuance of the 4.375% Senior Notes, the Company recorded $0.2 million in underwriting fees payable to CF&Co. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor purchased $14.5 million of such senior notes and still held such notes as of June 30, 2023.
On May 25, 2023, the Company issued an aggregate of $350.0 million principal amount of 8.000% Senior Notes. In connection with this issuance of the 8.000% Senior Notes, the Company recorded $0.3 million in underwriting fees payable to CF&Co. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes.
Under rules adopted by the CFTC, all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the NFA and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered FCM. From time to time, the Company’s foreign-based brokers engage in interest rate swap transactions with U.S.-based counterparties, and, therefore, the Company is subject to the CFTC requirements. Mint Brokers has entered into guarantees on behalf of the Company, and the Company is required to indemnify Mint Brokers for the amounts, if any, paid by Mint Brokers on behalf of the Company pursuant to this arrangement. Effective April 1, 2020, these guarantees were transferred to Mint Brokers from CF&Co. During the three months ended June 30, 2023 and 2022, the Company recorded fees of $0.4 million and nil related to these guarantees, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded fees of $0.4 million and $0.1 million related to these guarantees, respectively. These fees were included in “Fees to related parties” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Cantor Rights to Purchase Cantor Units from BGC Holdings
Cantor has the right to purchase Cantor units from BGC Holdings upon redemption of non-exchangeable FPUs redeemed by BGC Holdings upon termination or bankruptcy of the Founding/Working Partner. In addition, pursuant to Article Eight, Section 8.08, of the Second Amended and Restated BGC Holdings Limited Partnership Agreement, where either current, terminating, or terminated partners are permitted by the Company to exchange any portion of their FPUs and Cantor consents to such exchangeability, the Company shall offer to Cantor the opportunity for Cantor to purchase the same number of Cantor units in BGC Holdings at the price that Cantor would have paid for Cantor units had the Company redeemed the FPUs. If Cantor acquires any Cantor units as a result of the purchase or redemption by BGC Holdings of any FPUs, Cantor will be entitled to the benefits (including distributions) of such units it acquires from the date of termination or bankruptcy of the applicable Founding/Working Partner. In addition, as of June 30, 2023, any such Cantor units purchased by Cantor were exchangeable for up to 23.6 million shares of BGC Class B common stock or, at Cantor’s election or if there are no such additional shares of BGC Class B common stock, shares of BGC Class A common stock, in each case on a one-for-one basis (subject to customary anti-dilution adjustments).

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
On April 16, 2023, Cantor purchased from BGC Holdings an aggregate of 533,757 Cantor units for an aggregate consideration of $1,051,080 as a result of the redemption of 533,757 FPUs, and 85,775 Cantor units for an aggregate consideration of $173,154 as a result of the exchange of 85,775 FPUs.
On June 30, 2023, Cantor purchased from BGC Holdings an aggregate of 5,425,209 Cantor units for an aggregate consideration of $9,715,772 as a result of the redemption of 5,425,209 FPUs, and 324,223 Cantor units for an aggregate consideration of $598,712 as a result of the exchange of 324,223 FPUs.
As of June 30, 2023, there were no FPUs in BGC Holdings remaining.
Cantor Aurel Revenue Sharing Agreement
On June 24, 2021, the Board and Audit Committee authorized the Company’s French subsidiary, Aurel BGC SAS, to enter into a revenue sharing agreement pursuant to which Cantor shall provide services to Aurel to support Aurel’s investment banking activities with respect to special purpose acquisition companies. The services provided by Cantor to Aurel in support of such SPAC Investment Banking Activities shall include referral of clients, structuring advice, financial advisory services, referral of investors, deal execution services, and other advisory services in support of Aurel’s SPAC Investment Banking Activities pursuant to its French investment services license. As compensation, Cantor shall receive a revenue share of 80% of Aurel’s net revenue attributable to SPAC Investment Banking Activities. The term of the revenue sharing agreement was for an initial period of 12 months, which automatically renews each year unless either party provides notice of termination at least three months prior to the anniversary. Aurel is also authorized to serve as bookrunner, underwriter or advisor in connection with French SPACs which are sponsored by Cantor at market rates for such services. For both the three and six months ended June 30, 2023 and 2022, Aurel had no revenue or fees payable to Cantor attributable to SPAC Investment Banking Activities.
Transactions with Executive Officers and Directors
In connection with the Corporate Conversion, on June 2, 2023 Mr. Merkel sold 150,000 shares of Class A common stock to BGC Partners at $4.21 per share, the closing price of a share of Class A common stock on June 2, 2023. The transaction was approved by the Audit and Compensation Committees of the Board of BGC Partners and was made pursuant to BGC Partners’ stock buyback authorization.
In connection with the Corporate Conversion, on May 18, 2023, the BGC Partners Compensation Committee approved the redemption of all of the non-exchangeable BGC Holdings units held by Mr. Stephen Merkel at that time. On May 18, 2023, Mr. Merkel’s 148,146 NPSU-CVs, 33,585 PSU-CVs, and 74,896 PSUs were redeemed for zero and an aggregate of 256,627 shares of Class A Common Stock were granted to Mr. Merkel, and 148,146 NPPSU-CVs with a total determination amount of $681,250 and 33,585 PPSU-CVs with a total determination amount of $162,500 were redeemed for an aggregate cash payment of $843,750. After deduction of shares of BGC Partners Class A common stock to satisfy applicable tax withholding through the surrender of shares of BGC Partners Class A common stock valued at $4.61 per share, Mr. Merkel received 196,525 net shares of Class A Common Stock.
Since Mr. Lutnick had previously repeatedly waived his rights under the standing policy, as of May 18, 2023 his rights had accumulated for 7,879,736 non-exchangeable PSUs, and 103,763 non-exchangeable PPSUs with a determination amount of $474,195. Due to the May 18, 2023 monetization of all of Mr. Merkel’s then-remaining non-exchangeable BGC Holdings units, on such date Mr. Lutnick received additional incremental monetization rights for his then-remaining 3,452,991 non-exchangeable PSUs, and 1,348,042 non-exchangeable PPSUs with a determination amount of $6,175,805.
In connection with the Corporate Conversion and, as a result of the monetization event for Mr. Merkel, on May 18, 2023 Mr. Lutnick elected to exercise in full his monetization rights under the standing policy, which he had previously waived in prior years. All of the non-exchangeable BGC Holdings units that Mr. Lutnick held at that time were monetized as follows: 11,332,727 PSUs were redeemed for zero and 11,332,727 shares of Class A Common Stock were granted to Mr. Lutnick, and 1,451,805 PPSUs with an aggregate determination amount of $6,650,000 were redeemed for an aggregate cash payment of $6,650,000. After deduction of applicable tax withholding through the surrender of shares of BGC Partners Class A common stock valued at $4.61 per share, Mr. Lutnick received 5,710,534 net shares of Class A Common Stock.

On May 18, 2023, Mr. Lutnick also exchanged his then-remaining 520,380 exchangeable PSUs for 520,380 shares of Class A Common Stock. After deduction of applicable tax withholding through the surrender of shares of BGC Partners Class A common stock valued at $4.61 per share, Mr. Lutnick received 232,610 net shares of Class A Common Stock. In addition, on May 18, 2023, Mr. Lutnick’s then-remaining 1,474,930 non-exchangeable HDUs were redeemed for a cash capital account payment of $9,148,000, $2.1 million of which was paid by BGC Partners with the remainder paid by Newmark Group, Inc. As a result of the various transactions on May 18, 2023 described above, on May 18, 2023, Mr. Lutnick no longer held any limited partnership units of BGC Holdings.
On March 14, 2022, the Compensation Committee of BGC Partners approved the grant of exchange rights to Mr. Windeatt with respect to 135,514 non-exchangeable BGC Holdings LPU-NEWs and 27,826 non-exchangeable PLPU-NEWs (at the average determination price of $4.84 per unit). On August 11, 2022, the Company repurchased 135,514 exchangeable BGC Holdings LPU-NEWs held by Mr. Windeatt at the price of $4.08 per unit, which was the closing price of the BGC Class A common stock on August 11, 2022, and redeemed 27,826 exchangeable PLPU-NEWs held by Mr. Windeatt for $134,678, less applicable taxes and withholdings.
On April 1, 2021, the Compensation Committee of BGC Partners granted Mr. Windeatt 128,279 non-exchangeable limited partnership interests of BGC Holdings, and on April 1, 2023, such non-exchangeable limited partnership interests became immediately exchangeable for an aggregate of 128,279 shares of Class A common stock. On June 8, 2023, the Company repurchased all of such 128,279 exchangeable limited partnership interests held by Mr. Windeatt at a price of $4.79, the closing price of a share of Class A Common Stock on June 8, 2023. This repurchase was approved by the Compensation Committee of BGC Partners.
Transactions with the Relief Fund
During the year ended December 31, 2015, the Company committed to make charitable contributions to the Cantor Fitzgerald Relief Fund in the amount of $40.0 million, which was included in “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations for the year ended December 31, 2015 and “Accounts payable, accrued and other liabilities” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. As of June 30, 2023 and December 31, 2022, the Company did not have any remaining liability associated with this commitment.
As of June 30, 2023 and December 31, 2022, the Company had an additional liability to the Cantor Fitzgerald Relief Fund and The Cantor Foundation (UK) for $8.9 million and $9.2 million, respectively, which included $6.4 million of additional expense taken in September 2022, above the original $40.0 million commitment.
Other Transactions
As of December 31, 2021, BGC recognized $8.3 million, payable to Newmark, which is included as part of “Payables to related parties” and “Accounts payable, accrued and other liabilities,” respectively, in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. The payable was a result of taxes paid by Newmark on its share of taxable income which were included as part of the Company’s consolidated tax return in the periods prior to the Spin-Off. BGC repaid the $8.3 million tax payment to Newmark during the first three months ended March 31, 2022. There was no outstanding payable to Newmark as of June 30, 2023.
The Company was authorized to enter into loans, investments or other credit support arrangements for Aqua, an alternative electronic trading platform that offered new pools of block liquidity to the global equities markets; such arrangements were proportionally and on the same terms as similar arrangements between Aqua and Cantor. On February 15, 2022 and February 25, 2021, the Board and Audit Committee increased the authorized amount by an additional $1.0 million and $1.0 million, respectively, to an aggregate of $21.2 million. The Company had been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. Aqua was 51% owned by Cantor and 49% owned by the Company. Aqua was accounted for under the equity method. During the three and six months ended June 30, 2023, the Company did not make any contribution to Aqua. During the three and six months ended June 30, 2022, the Company made $0.1 million and $0.5 million, respectively, in contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
The Company had also entered into a subordinated loan agreement with Aqua, whereby the Company loaned Aqua the principal sum of $1.0 million. The scheduled maturity date on the subordinated loan was September 1, 2024. The loan to Aqua was recorded as part of “Receivables from related parties” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. In November 2022, the subordinated loan was designated as a non-accrual loan, and therefore, the Company did not recognize any interest income on this loan. In the fourth quarter of 2022, the Company wrote off $0.6 million of the subordinated loan, which was recorded as part of “Other expenses” on the Company’s Consolidated Statements of

Operations for the year ended December 31, 2022. As of June 30, 2023, the Company has a remaining loan receivable of $0.4 million as part of “Receivables from related parties” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
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
14.    Investments
Equity Method Investments
The carrying value of the Company’s equity method investments was $39.8 million as of June 30, 2023 and $38.4 million as of December 31, 2022, and is included in “Investments” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
The Company recognized gains of $2.4 million and $2.7 million related to its equity method investments for the three months ended June 30, 2023 and 2022, respectively. The Company recognized gains of $4.5 million and $5.5 million related to its equity method investments for the six months ended June 30, 2023 and 2022, respectively. The Company’s share of the net gains or losses is reflected in “Gains (losses) on equity method investments” in the Company’s unaudited Condensed Consolidated Statements of Operations.
For the three and six months ended June 30, 2023 and 2022, the Company did not record impairment charges related to existing equity method investments. The Company did not sell any equity method investments during the three and six months ended June 30, 2023 and 2022.
See Note 13—“Related Party Transactions,” for information regarding related party transactions with unconsolidated entities included in the Company’s unaudited Condensed Consolidated Financial Statements.
Investments Carried Under Measurement Alternative
The Company has acquired equity investments for which it did not have the ability to exert significant influence over operating and financial policies of the investees. These investments are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. The carrying value of these investments as of both June 30, 2023 and December 31, 2022 was $0.2 million, respectively, and they are included in “Investments” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. The Company did not recognize any gains, losses, or impairments relating to investments carried under the measurement alternative for both the three and six months ended June 30, 2023 and 2022.
In addition, the Company owns membership shares, which are included in “Other assets” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition as of both June 30, 2023 and December 31, 2022. These equity investments are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. The Company recognized unrealized losses of nil and $1.3 million to reflect observable transactions for these shares during the three and six months ended June 30, 2023, respectively. The Company recognized $1.8 million and $1.9 million of unrealized gains to reflect observable transactions for these shares during the three and six months ended June 30, 2022, respectively. The unrealized gains (losses) are reflected in “Other income (loss)” in the Company’s unaudited Condensed Consolidated Statements of Operations.
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
The following table sets forth the Company’s investment in its unconsolidated VIEs and the maximum exposure to loss with respect to such entities (in thousands):

	June 30, 2023		December 31, 2022
	Investment	Maximum Exposure to Loss	Investment	Maximum Exposure to Loss
Variable interest entities¹	$1,798	$2,228	$2,530	$2,959
____________________________
1The Company has entered into a subordinated loan agreement with Aqua, whereby the Company agreed to lend the principal sum of $1.0 million. The Company’s maximum exposure to loss with respect to its unconsolidated VIEs includes the sum of its equity investments in its unconsolidated VIEs and the remaining $0.4 million of the subordinated loan to Aqua.
Consolidated VIE
The Company invested in a limited liability company that is focused on developing a proprietary trading technology. The limited liability company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $9.1 million and $9.2 million as of June 30, 2023 and December 31, 2022, respectively, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $2.0 million and $1.4 million as of June 30, 2023 and December 31, 2022, respectively. The Company’s exposure to economic loss on this VIE was $5.2 million and $5.5 million as of June 30, 2023 and December 31, 2022, respectively.
15.    Fixed Assets, Net
Fixed assets, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Computer and communications equipment	$100,539	$95,730
Software, including software development costs	340,323	320,275
Leasehold improvements and other fixed assets	95,675	94,875
	536,537	510,880
Less: accumulated depreciation and amortization	(353,913)	(327,402)
Fixed assets, net	$182,624	$183,478
Depreciation expense was $5.1 million and $5.2 million for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense was $10.6 million and $10.9 million for the six months ended June 30, 2023 and 2022, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s unaudited Condensed Consolidated Statements of Operations.
The Company has $6.1 million and $5.8 million of asset retirement obligations related to certain of its leasehold improvements as of June 30, 2023 and December 31, 2022, respectively. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit adjusted risk-free interest rate in effect when the liability was initially recognized.
For the three months ended June 30, 2023 and 2022, software development costs totaling $12.3 million and $11.4 million, respectively, were capitalized. Amortization of software development costs totaled $9.9 million and $9.8 million for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, software development costs totaling $24.5 million and $22.4 million, respectively, were capitalized. Amortization of software development costs totaled $19.8 million and $18.2 million for the six months ended June 30, 2023 and 2022, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Impairment charges of $1.0 million and $3.1 million were recorded for the three months ended June 30, 2023 and 2022, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges of $2.8 million and $5.2 million were recorded for the six months ended June 30, 2023 and 2022, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s unaudited Condensed Consolidated Statements of Operations.

16.    Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill
Balance at December 31, 2022	$486,585
Acquisitions	14,831
Measurement period adjustments	682
Cumulative translation adjustment	1,276
Balance at June 30, 2023	$503,374
For additional information on Goodwill, see Note 4—“Acquisitions.”
Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets.
Other intangible assets consisted of the following (in thousands, except weighted-average remaining life):

	June 30, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$195,959	$90,195	$105,764	9.0
Technology	23,997	23,997	—	N/A
Noncompete agreements	20,144	19,195	949	3.8
Patents	11,713	10,554	1,159	3.0
All other	18,456	8,097	10,359	9.8
Total definite life intangible assets	270,269	152,038	118,231	9.0
Indefinite life intangible assets:
Trade names	79,570	—	79,570	N/A
Licenses	2,206	—	2,206	N/A
Domain name	454	—	454	N/A
Total indefinite life intangible assets	82,230	—	82,230	N/A
Total	$352,499	$152,038	$200,461	9.0

	December 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$173,436	$74,337	$99,099	9.3
Technology	23,997	23,997	—	N/A
Noncompete agreements	19,818	19,078	740	3.9
Patents	11,473	10,430	1,043	3.1
All other	17,035	7,442	9,593	8.7
Total definite life intangible assets	245,759	135,284	110,475	9.2
Indefinite life intangible assets:
Trade names	79,570	—	79,570	N/A
Licenses	2,284	—	2,284	N/A
Domain name	454	—	454	N/A
Total indefinite life intangible assets	82,308	—	82,308	N/A
Total	$328,067	$135,284	$192,783	9.2
Intangible amortization expense was $4.2 million and $3.7 million for the three months ended June 30, 2023 and 2022, respectively. Intangible amortization expense was $7.9 million and $8.1 million for the six months ended June 30, 2023 and 2022, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations. There were no impairment charges for the Company’s definite and indefinite life intangibles for the three and six months ended June 30, 2023 and 2022.
The estimated future amortization expense of definite life intangible assets as of June 30, 2023 is as follows (in millions):

2023	$8.1
2024	16.1
2025	16.1
2026	15.7
2027	11.5
2028 and thereafter	50.7
Total	$118.2
17.    Notes Payable, Other and Short-Term Borrowings
Notes payable, other and short-term borrowings consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Unsecured senior revolving credit agreement	$—	$—
5.375% Senior Notes due July 24, 2023	449,911	449,243
3.750% Senior Notes due October 1, 2024	298,972	298,558
4.375% Senior Notes due December 15, 2025	298,477	298,165
8.000% Senior Notes due May 25, 2028	346,646	—
Collateralized borrowings	—	3,251
Total Notes payable and other borrowings	1,394,006	1,049,217
Short-term borrowings	—	1,917
Total Notes payable, other and short-term borrowings	$1,394,006	$1,051,134

Unsecured Senior Revolving Credit Agreement
On November 28, 2018, BGC Partners entered into the Revolving Credit Agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, which replaced the previously existing committed unsecured senior revolving credit agreement. The maturity date of the Revolving Credit Agreement was November 28, 2020, and the maximum revolving loan balance was $350.0 million. Borrowings under this Revolving Credit Agreement bore interest at either LIBOR or a defined base rate plus additional margin. On December 11, 2019, BGC Partners entered into an amendment to the Revolving Credit Agreement. Pursuant to the amendment, the maturity date was extended to February 26, 2021. On February 26, 2020, BGC Partners entered into a second amendment to the Revolving Credit Agreement, pursuant to which the maturity date was extended by two years to February 26, 2023. There was no change to the interest rate or the maximum revolving loan balance. On March 10, 2022, BGC Partners entered into an amendment and restatement of the senior unsecured revolving credit agreement, pursuant to which the maturity date was extended to March 10, 2025, the size of the credit facility was increased to $375.0 million, and borrowings under this agreement will bear interest based on either SOFR or a defined base rate plus additional margin. As of both June 30, 2023 and December 31, 2022, there were no borrowings outstanding under the Revolving Credit Agreement. The Company recorded interest expense related to the Revolving Credit Agreement of $1.6 million and $0.6 million for the three months ended June 30, 2023 and 2022, respectively. The Company recorded interest expense related to the Revolving Credit Agreement of $2.8 million and $1.1 million for the six months ended June 30, 2023 and 2022, respectively.
Senior Notes
BGC Partners’ Senior Notes are recorded at amortized cost. The carrying amounts and estimated fair values of BGC Partners’ Senior Notes were as follows (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.375% Senior Notes due July 24, 2023	$449,911	$449,321	$449,243	$449,007
3.750% Senior Notes due October 1, 2024	298,972	283,229	298,558	286,894
4.375% Senior Notes due December 15, 2025	298,477	274,753	298,165	281,114
8.000% Senior Notes due May 25, 2028	346,646	338,625	—	—
Total	$1,394,006	$1,345,928	$1,045,966	$1,017,015
The fair values of the Senior Notes were determined using observable market prices as these securities are traded, and based on whether they are deemed to be actively traded, the 5.375% Senior Notes, the 3.750% Senior Notes, the 4.375% Senior Notes and the 8.000% Senior Notes are considered Level 2 within the fair value hierarchy.
5.375% Senior Notes
On July 24, 2018, BGC Partners issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes. The 5.375% Senior Notes are general senior unsecured obligations of BGC Partners. The 5.375% Senior Notes bear interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The 5.375% Senior Notes will mature on July 24, 2023. BGC Partners may redeem some or all of the 5.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the Indenture related to the 5.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the Indenture) occurs, holders may require BGC Partners to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 5.375% Senior Notes was $444.2 million, net of the discount and debt issuance costs of $5.8 million. The issuance costs were amortized as interest expense and the carrying value of the 5.375% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 5.375% Senior Notes as of June 30, 2023 was $449.9 million. The Company recorded interest expense related to the 5.375% Senior Notes of $6.4 million for each of the three months ended June 30, 2023 and 2022. The Company recorded interest expense related to the 5.375% Senior Notes of $12.8 million for each of the six months ended June 30, 2023 and 2022.
3.750% Senior Notes
On September 27, 2019, BGC Partners issued an aggregate of $300.0 million principal amount of 3.750% Senior Notes. The 3.750% Senior Notes are general unsecured obligations of BGC Partners. The 3.750% Senior Notes bear interest at a rate of 3.750% per year, payable in cash on April 1 and October 1 of each year, commencing April 1, 2020. The 3.750%

Senior Notes will mature on October 1, 2024. BGC Partners may redeem some or all of the 3.750% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture governing the 3.750% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture governing the 3.750% Senior Notes) occurs, holders may require BGC Partners to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 3.750% Senior Notes was $296.1 million, net of discount and debt issuance costs of $3.9 million. The issuance costs are amortized as interest expense and the carrying value of the 3.750% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 3.750% Senior Notes was $299.0 million as of June 30, 2023. The Company recorded interest expense related to the 3.750% Senior Notes of $3.0 million for each of the three months ended June 30, 2023 and 2022. The Company recorded interest expense related to the 3.750% Senior Notes of $6.0 million for each of the six months ended June 30, 2023 and 2022.
4.375% Senior Notes
On July 10, 2020, BGC Partners issued an aggregate of $300.0 million principal amount of 4.375% Senior Notes. The 4.375% Senior Notes are general unsecured obligations of BGC Partners. The 4.375% Senior Notes bear interest at a rate of 4.375% per year, payable in cash on June 15 and December 15 of each year, commencing December 15, 2020. The 4.375% Senior Notes will mature on December 15, 2025. BGC Partners may redeem some or all of the 4.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture governing the 4.375% Senior Notes). If a “Change of Control Triggering Event” (as set forth in the indenture governing the 4.375% Senior Notes) occurs, holders may require BGC Partners to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 4.375% Senior Notes was $296.8 million, net of discount and debt issuance costs of $3.2 million. The issuance costs are amortized as interest expense and the carrying value of the 4.375% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 4.375% Senior Notes was $298.5 million as of June 30, 2023. The Company recorded interest expense related to the 4.375% Senior Notes of $3.4 million for each of the three months ended June 30, 2023 and 2022. The Company recorded interest expense related to the 4.375% Senior Notes of $6.9 million for each of the six months ended June 30, 2023 and 2022.
8.000% Senior Notes
On May 25, 2023, BGC Partners issued an aggregate of $350.0 million principal amount of 8.000% Senior Notes. The 8.000% Senior Notes are general unsecured obligations of BGC Partners. The 8.000% Senior Notes bear interest at a rate of 8.000% per year, payable in cash on May 25 and November 25 of each year, commencing November 25, 2023. The Senior Notes will mature on May 25, 2028. BGC Partners may redeem some or all of the 8.000% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture governing the 8.000% Senior Notes). If a “Change of Control Triggering Event” (as set forth in the indenture governing the 8.000% Senior Notes) occurs, holders may require BGC Partners to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 8.000% Senior Notes was $346.6 million, net of debt issuance costs of $3.4 million. The issuance costs are amortized as interest expense and the carrying value of the 8.000% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 8.000% Senior Notes was $346.6 million as of June 30, 2023. The Company recorded interest expense related to the 8.000% Senior Notes of $2.8 million for the three and six months ended June 30, 2023.
Collateralized Borrowings
On April 8, 2019, the Company entered into a $15.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.77% and matured on April 8, 2023, at which point the loan was repaid in full; therefore, there were no borrowings as of June 30, 2023. As of December 31, 2022, the Company had $2.0 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2022 was nil. The interest expense related to this secured loan arrangement for each of the three months ended June 30, 2023 and 2022 was nil. The interest expense related to this secured loan arrangement for the six months ended June 30, 2023 was nil. The Company recorded $0.1 million of interest expense related to the secured loan arrangement for the six months ended June 30, 2022,
On April 19, 2019, the Company entered into a $10.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.89% and matured on April 19, 2023, at which point the loan was repaid in full; therefore, there were no borrowings as of June 30, 2023. As of December 31, 2022, the Company had $1.3 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2022 was $0.3 million. The interest expense related to this secured loan arrangement for each of the three months ended June 30, 2023 and 2022 was nil. The interest expense related to this secured loan arrangement for the six months ended June 30, 2023 and 2022 was nil and $0.1 million, respectively.
Short-Term Borrowings
On August 22, 2017, the Company entered into a committed unsecured loan agreement with Itau Unibanco S.A. The agreement provided for short-term loans of up to $4.2 million (BRL 20.0 million). Borrowings under this agreement bore interest at the Brazilian Interbank offering rate plus 3.20%. During June 2023, the borrowings under this agreement were repaid in full, and the loan was terminated; therefore, as of June 30, 2023, there were no borrowings outstanding under the agreement. As of December 31, 2022, there were $2.1 million (BRL 10.0 million) of borrowings outstanding under this agreement. The Company recorded interest expense related to the agreement of $0.1 million for each of the three months ended June 30, 2023 and 2022. The Company recorded interest expense related to the agreement of $0.2 million and $0.1 million for the six months ended June 30, 2023 and 2022, respectively.
On August 23, 2017, the Company entered into a committed unsecured credit agreement with Itau Unibanco S.A. The agreement provided for an intra-day overdraft credit line up to $10.4 million (BRL 50.0 million). On August 20, 2021, the agreement was renegotiated, increasing the credit line to $12.5 million (BRL 60.0 million). On May 22, 2023 the agreement was renegotiated, increasing the credit line to $14.5 million (BRL 70.0 million.) The maturity date of the agreement is August 21, 2023. This agreement bears a fee of 1.35% per year. As of June 30, 2023 and December 31, 2022, there were no borrowings outstanding under this agreement. The bank fees related to the agreement for each of the three months ended June 30, 2023 and 2022 was nil. The Company recorded bank fees related to the agreement of $0.1 million for each of the six months ended June 30, 2023 and 2022.
On January 25, 2021, the Company entered into a committed unsecured loan agreement with Banco Daycoval S.A., which provided for short-term loans of up to $2.1 million (BRL 10.0 million) and was renegotiated on June 1, 2021. The amended agreement provided for short-term loans of up to $4.2 million (BRL 20.0 million). During September 2022, the borrowings under this agreement were repaid in full, and the loan was terminated on September 27, 2022. As of June 30, 2023 and December 31, 2022, there were no borrowings outstanding under the agreement. Borrowings under this agreement bore interest at the Brazilian Interbank offering rate plus 3.66%. The Company did not record any interest expense related to the agreement for the three and six months ended June 30, 2023. The Company recorded interest expense of $0.1 million and $0.2 million related to the agreement for the three and six months ended June 30, 2022, respectively.
18.    Compensation
The Compensation Committee may grant various equity-based awards, including RSUs, restricted stock, stock options, LPUs and shares of BGC Class A common stock. Upon vesting of RSUs, issuance of restricted stock, exercise of stock options and redemption/exchange of LPUs, the Company generally issues new shares of BGC Class A common stock.
On November 22, 2021, at the annual meeting of stockholders, the stockholders approved amendments to the Equity Plan to increase from 400 million to 500 million the aggregate number of shares of BGC Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan. As of June 30, 2023, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 90.0 million shares.
The Company incurred compensation expense related to Class A common stock, LPUs and RSUs held by BGC employees as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Issuance of common stock and grants of exchangeability	$101,938	$20,460	$153,904	$50,595
Allocations of net income¹	637	4,734	3,017	8,424
LPU amortization	19,447	15,601	40,878	34,624
RSU amortization	4,622	5,338	10,218	10,366
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$126,644	$46,133	$208,017	$104,009
____________________________
1Certain LPUs generally receive quarterly allocations of net income, including the Preferred Distribution, and are generally contingent upon services being provided by the unit holders.

Limited Partnership Units
A summary of the activity associated with LPUs held by BGC employees is as follows (in thousands):

	BGC LPUs	Newmark LPUs
Balance at December 31, 2022	110,347	9,351
Granted	9,690	—
Redeemed/exchanged units	(48,218)	(348)
Forfeited units	(225)	—
Balance at June 30, 2023	71,594	9,003
The LPUs table above includes both regular and Preferred Units. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for further information on Preferred Units). Subsequent to the Spin-Off, there were remaining partners who hold limited partnership interests in BGC Holdings who are Newmark employees, and there are remaining partners who hold limited partnership interests in Newmark Holdings who are BGC employees. These limited partnership interests represent interests that were held prior to the Newmark IPO or were distributed in connection with the Separation. Following the Newmark IPO, employees of BGC and Newmark only receive limited partnership interests in BGC Holdings and Newmark Holdings, respectively. As a result of the Spin-Off, as the previous limited partnership interests in BGC Holdings held by Newmark employees and the existing limited partnership interests in Newmark Holdings held by BGC employees were/are exchanged/redeemed, the related capital is contributed to and from Cantor, respectively. The compensation expenses under GAAP related to the limited partnership interests are based on the company where the partner is employed. Therefore, compensation expenses related to the limited partnership interests of both BGC and Newmark but held by a BGC employee are recognized by BGC. However, the BGC Holdings limited partnership interests held by Newmark employees are included in the BGC share count and the Newmark Holdings limited partnership interests held by BGC employees are included in the Newmark share count.
A summary of the BGC Holdings and Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

	BGC LPUs	Newmark LPUs
Regular Units	49,240	6,897
Preferred Units	22,354	2,106
Balance at June 30, 2023	71,594	9,003
Issuance of Common Stock and Grants of Exchangeability
Compensation expense related to the issuance of BGC or Newmark Class A common stock and grants of exchangeability on BGC Holdings and Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Issuance of common stock and grants of exchangeability	$101,938	$20,460	$153,904	$50,595
BGC LPUs held by BGC employees may become exchangeable or redeemed for BGC Class A common stock on a one-for-one basis, and Newmark LPUs held by BGC employees may become exchangeable or redeemed for a number of shares of Newmark Class A common stock equal to the number of limited partnership interests multiplied by the then-current Exchange Ratio. As of June 30, 2023, the Exchange Ratio was 0.9235.
A summary of the LPUs redeemed in connection with the issuance of BGC Class A common stock or Newmark Class A common stock (at the then-current Exchange Ratio) or granted exchangeability for BGC Class A common stock or Newmark Class A common stock (at the then-current Exchange Ratio) held by BGC employees is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
BGC Holdings LPUs	14,710	4,879	25,684	10,666
Newmark Holdings LPUs	100	83	179	347
Total	14,810	4,962	25,863	11,013
As of both June 30, 2023 and December 31, 2022, the number of share-equivalent BGC LPUs exchangeable for shares of BGC Class A common stock at the discretion of the unit holder held by BGC employees was 0.2 million. and 1.2 million respectively. As of both June 30, 2023 and December 31, 2022, the number of Newmark LPUs exchangeable into shares of Newmark Class A common stock at the discretion of the unit holder held by BGC employees (at the then-current Exchange Ratio) was 0.2 million.
LPU Amortization
Compensation expense related to the amortization of LPUs held by BGC employees is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stated vesting schedule	$19,440	$15,609	$40,848	$34,578
Post-termination payout	7	(8)	30	46
LPU amortization	$19,447	$15,601	$40,878	$34,624
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
A summary of the outstanding LPUs held by BGC employees with a stated vesting schedule that do not receive quarterly allocations of net income is as follows (in thousands):

	June 30, 2023	December 31, 2022
BGC Holdings LPUs	45,112	47,222
Newmark Holdings LPUs	63	98
Aggregate estimated grant date fair value – BGC and Newmark Holdings LPUs	$190,273	$194,951
As of June 30, 2023, there was approximately $84.0 million of total unrecognized compensation expense related to unvested BGC and Newmark LPUs held by BGC employees with a stated vesting schedule that do not receive quarterly allocations of net income that is expected to be recognized over 1.95 years.
Compensation expense related to LPUs held by BGC employees with a post-termination pay-out amount, such as REUs, and/or a stated vesting schedule is recognized over the stated service period. These LPUs generally vest between two and five years from the date of grant. As of June 30, 2023, there were 0.2 million outstanding BGC LPUs with a post-termination payout, with a notional value of approximately $1.7 million and an aggregate estimated fair value of $1.2 million, and 0.1 million outstanding Newmark LPUs with a post-termination payout, with a notional value of approximately $0.7 million and an aggregate estimated fair value of $0.3 million. As of December 31, 2022, there were 0.8 million outstanding BGC LPUs with a post-termination payout, with a notional value of approximately $8.6 million and an aggregate estimated fair value of $3.9 million, and 0.1 million outstanding Newmark LPUs with a post-termination payout, with a notional value of approximately $0.7 million and an aggregate estimated fair value of $0.3 million.

Restricted Stock Units
Compensation expense related to RSUs held by BGC employees is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
RSU amortization	$4,622	$5,338	$10,218	$10,366
A summary of the activity associated with RSUs held by BGC employees and directors is as follows (RSUs and dollars in thousands):

	RSUs	Weighted- Average Grant Date Fair Value	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2022	12,046	$4.11	$49,486	2.42
Granted	27,307	3.49	95,340
Delivered	(4,302)	3.78	(16,267)
Forfeited	(284)	4.15	(1,178)
Balance at June 30, 2023	34,767	$3.66	$127,381	5.49
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
For the RSUs that vested during the three months ended June 30, 2023 and 2022, the Company withheld shares of BGC Class A common stock valued at $1.4 million and $0.7 million to pay taxes due at the time of vesting. For the RSUs that vested during the six months ended June 30, 2023 and 2022, the Company withheld shares of BGC Class A common stock valued at $7.6 million and $6.2 million to pay taxes due at the time of vesting. As of June 30, 2023, there was approximately $123.1 million of total unrecognized compensation expense related to unvested RSUs held by BGC employees and directors that is expected to be recognized over a weighted-average period of 5.5 years.
During the three months ended June 30, 2023, the Company granted $49.2 million of RSU Tax Accounts, which were all outstanding as of June 30, 2023. As of June 30, 2023, there was approximately $48.2 million of total unrecognized compensation expense related to unvested RSU Tax Accounts held by BGC employees that is expected to be recognized over a weighted-average period of 9.3 years.
Acquisitions
In connection with certain of its acquisitions, the Company has granted certain LPUs and RSUs, and other deferred compensation awards. As of June 30, 2023 and December 31, 2022, the aggregate estimated fair value of these acquisition-related LPUs and RSUs was $5.8 million and $5.9 million, respectively. As of June 30, 2023 and December 31, 2022, the aggregate estimated fair value of the deferred compensation awards was $0.2 million and $23.9 million, respectively. The liability for such acquisition-related LPUs and RSUs is included in “Accounts payable, accrued and other liabilities” on the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
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
During the three and six months ended June 30, 2023, 0.2 million BGC or Newmark restricted shares held by BGC employees were forfeited in connection with this provision. During the three and six months ended June 30, 2022, no BGC or Newmark restricted shares held by BGC employees were forfeited in connection with this provision. During the three months ended June 30, 2023 and 2022, the Company released the restrictions with respect to 2.1 million and 0.1 million of such BGC shares held by BGC employees, respectively. During the six months ended June 30, 2023 and 2022, the Company released the restrictions with respect to 2.3 million and 0.2 million of such BGC shares held by BGC employees, respectively. As of June 30, 2023 and December 31, 2022, there were 0.1 million and 2.3 million of such restricted BGC shares held by BGC employees outstanding, respectively. During the three months ended June 30, 2023 and 2022, Newmark released the restrictions with respect to 1.1 million and 0.1 million, respectively, of restricted Newmark shares held by BGC employees. During the six months ended June 30, 2023 and 2022, Newmark released the restrictions with respect to 1.1 million and 0.1 million, respectively, of restricted Newmark shares held by BGC employees. As of June 30, 2023 and December 31, 2022, there were nil and 1.1 million, respectively, of restricted Newmark shares held by BGC employees outstanding.
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
Letter of Credit Agreements
The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacts, that are used in lieu of margin and deposits with those clearing organizations. As of both June 30, 2023 and December 31, 2022 the Company was contingently liable for $1.4 million and $1.6 million, respectively, under these letters of credit.
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
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the FDIC maximum coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s Consolidated Financial Statements. For the three and six months ended June 30, 2023 and 2022, the Company did not incur losses on any FDIC insured cash accounts.
During the three months ended June 30, 2023 and 2022 and the six months ended June 30, 2023 and 2022, the Company recorded a $2.0 million, $4.8 million, $4.0 million, and $10.8 million, respectively, in CECL reserves (see Note 25—“Current Expected Credit Losses (CECL)” for additional information) due to uncertainty associated with settlement of trades outstanding at the time of Russia’s Invasion of Ukraine, which is included in “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Insurance
The Company is self-insured for health care claims, up to a stop-loss amount for eligible participating employees and qualified dependents in the U.S., subject to deductibles and limitations. The Company’s liability for claims incurred but not reported is determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $3.9 million and $2.4 million in health care claims as of June 30, 2023 and December 31, 2022, respectively. The Company does not expect health care claims to have a material impact on its financial condition, results of operations, or cash flows.
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
As of both June 30, 2023 and December 31, 2022, the Company’s unrecognized tax benefits, excluding related interest and penalties were $7.6 million, of which the entire amount, if recognized, would affect the effective tax rate. The Company is currently open to examination by tax authorities in U.S. federal, state and local jurisdictions, and certain non-U.S. jurisdictions for tax years beginning 2019, 2012 and 2016, respectively. The Company is currently under examination by tax authorities in the U.S. federal and certain state, local and foreign jurisdictions. The Company does not believe that the amounts of unrecognized tax benefits will materially change over the next 12 months.
The Company recognizes interest and penalties related to unrecognized tax benefits in “Provision (benefit) for income taxes” in the Company’s unaudited Condensed Consolidated Statements of Operations. As of June 30, 2023 and December 31, 2022, the Company had accrued $3.2 million and $2.7 million, respectively, for income tax-related interest and penalties.

21.    Regulatory Requirements
Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.
Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or FCMs subject to Rule 15c3-1 of the SEC and Rule 1.17 of the CFTC, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of June 30, 2023, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.
Certain U.K. and European subsidiaries of the Company are regulated by their national regulator, which include the FCA and L’Autorité des Marchés Financiers and must maintain financial resources (as defined by their national regulator) in excess of the total financial requirement (as defined by their national regulator). As of June 30, 2023, the U.K. and European subsidiaries had financial resources in excess of their requirements.
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
The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of June 30, 2023, the Company’s regulated subsidiaries held $715.9 million of net capital. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $388.8 million.
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
Geographic Information
The Company offers products and services in the U.K., U.S., Asia (including Australia), Other Europe, MEA, France, and Other Americas. Information regarding revenues is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
U.K.	$174,334	$158,578	$365,518	$339,458
U.S.	162,387	131,959	331,724	280,779
Asia	67,729	64,236	139,100	141,285
Other Europe/MEA	44,270	40,843	99,159	93,948
France	25,407	23,345	52,545	53,607
Other Americas	18,953	16,795	37,901	33,143
Total revenues	$493,080	$435,756	$1,025,947	$942,220

Information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; ROU assets; certain other investments; goodwill; other intangible assets, net of accumulated amortization; and rent and other deposits) in the geographic areas is as follows (in thousands):

	June 30, 2023	December 31, 2022
Long-lived assets:
U.S.	$794,990	$787,321
U.K.	398,176	401,823
Asia	74,536	76,870
Other Europe/MEA	49,082	46,413
Other Americas	18,782	17,736
France	17,721	13,019
Total long-lived assets	$1,353,287	$1,343,182
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
Product information regarding revenues is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Rates	$144,209	$137,129	$308,946	$295,938
Energy and Commodities	98,688	66,687	188,347	149,082
FX	77,527	74,347	157,685	154,372
Credit	65,806	61,257	155,355	145,165
Equities	57,373	58,291	125,487	125,419
Total brokerage revenues	$443,603	$397,711	$935,820	$869,976
All other revenues	49,477	38,045	90,127	72,244
Total revenues	$493,080	$435,756	$1,025,947	$942,220

23.    Revenues from Contracts with Customers
The following table presents the Company’s total revenues separated between revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues from contracts with customers:
Commissions	$348,720	$309,542	$726,008	$666,206
Data, network and post-trade	27,000	23,391	54,122	47,518
Fees from related parties	4,062	3,625	8,019	6,942
Other revenues	4,856	2,509	7,310	5,801
Total revenues from contracts with customers	384,638	339,067	795,459	726,467
Other sources of revenues:
Principal transactions	94,883	88,169	209,812	203,770
Interest and dividend income	13,371	8,961	18,686	11,396
Other revenues (losses), net	188	(441)	1,990	587
Total revenues	$493,080	$435,756	$1,025,947	$942,220
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
The Company had receivables related to revenues from contracts with customers of $320.5 million and $288.5 million at June 30, 2023 and December 31, 2022, respectively. The Company had no impairments related to these receivables during the three and six months ended June 30, 2023 and 2022.
The Company’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at June 30, 2023 and December 31, 2022 was $15.6 million and $12.5 million, respectively.
During the three months ended June 30, 2023 and 2022, the Company recognized revenue of $9.1 million and $7.8 million, respectively, that was recorded as deferred revenue at the beginning of the period. During the six months ended June 30, 2023 and 2022, the Company recognized revenue of $9.3 million and $8.2 million, respectively, that was recorded as deferred revenue at the beginning of the period.
Contract Costs
The Company capitalizes costs to fulfill contracts associated with different lines of its business where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
The Company did not have any capitalized costs to fulfill a contract as of June 30, 2023 or December 31, 2022.

24.    Leases
The Company, acting as a lessee, has operating leases and finance leases primarily relating to office space, data centers and office equipment. The leases have remaining lease terms of 0.4 years to 16.1 years, some of which include options to extend the leases in 1 to 10 year increments for up to 15 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term, and variable lease expense not included in the lease payment measurement is recognized as incurred.
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
As of June 30, 2023, the Company did not have any leases that have not yet commenced but that create significant rights and obligations.
Supplemental information related to the Company’s operating and financing leases are as follows (in thousands):

	Classification in Unaudited Condensed Consolidated Statements of Financial Condition	June 30, 2023	December 31, 2022
Assets
Operating lease ROU assets	Other assets	$117,320	$129,786
Finance lease ROU assets	Fixed assets, net	$5,078	$5,685
Liabilities
Operating lease liabilities	Accounts payable, accrued and other liabilities	$143,206	$156,105
Finance lease liabilities	Accounts payable, accrued and other liabilities	$5,141	$6,039

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term
Operating leases (years)	7.8	7.7
Finance leases (years)	3.9	4.1
Weighted-average discount rate
Operating leases	4.8%	4.5%
Finance leases	4.3%	4.3%
The components of lease expense are as follows (in thousands):

	Classification in Unaudited Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Operating lease cost[1]	Occupancy and equipment	$7,993	$9,137	$16,846	$16,460
Finance lease cost
Amortization on ROU assets	Occupancy and equipment	$326	$152	$653	$304
Interest on lease liabilities	Interest expense	$56	$21	$116	$43
__________________________

1Short-term lease expense was not material for the three and six months ended June 30, 2023 and 2022.

The following table shows the Company’s maturity analysis of its operating lease liabilities (in thousands):

	June 30, 2023
	Operating leases	Finance leases
2023 (excluding the six months ended June 30, 2023)	$16,388	$787
2024	28,078	1,448
2025	23,563	1,448
2026	20,278	1,290
2027	17,793	627
Thereafter	153,826	—
Total	$259,926	$5,600
Interest	(116,720)	(459)
Total	$143,206	$5,141
The following table shows cash flow information related to lease liabilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Cash paid for amounts included in the measurement of lease liabilities	2023	2022	2023	2022
Operating cash flows from operating lease liabilities	$8,485	$9,647	$18,089	$17,564
Operating cash flows from finance lease liabilities	$56	$22	$116	$44
Financing cash flows from finance lease liabilities	$305	$142	$608	$284

25.    Current Expected Credit Losses (CECL)
The CECL reserve reflects management’s current estimate of potential credit losses related to the receivable balances included in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. See Note 3—“Summary of Significant Accounting Policies” for further discussion of the CECL reserve methodology.
As required, any subsequent changes to the CECL reserve are recognized in “Net income (loss) available to common stockholders” in the Company’s unaudited Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2023 and 2022, the Company recorded changes in the CECL reserve as follows (in millions):

	Accrued commissions and other receivables, net	Loans, forgivable loans and other receivables from employees and partners, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, April 1, 2023	$5.4	$2.4	$9.0	$16.8
Current-period provision for expected credit losses	(0.3)	—	2.0	1.7
Ending balance, June 30, 2023	$5.1	$2.4	$11.0	$18.5

	Accrued commissions and other receivables, net	Loans, forgivable loans and other receivables from employees and partners, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, January 1, 2023	$5.4	$2.5	$7.0	$14.9
Current-period provision for expected credit losses	$(0.3)	$(0.1)	$4.0	$3.6
Ending balance, June 30, 2023	$5.1	$2.4	$11.0	$18.5

	Accrued commissions and other receivables, net	Loans, forgivable loans and other receivables from employees and partners, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, April 1, 2022	$1.6	$2.1	$5.5	$9.2
Current-period provision for expected credit losses	3.2	1.2	1.4	5.8
Ending balance, June 30, 2022	$4.8	$3.3	$6.9	$15.0

	Accrued commissions and other receivables, net	Loans, forgivable loans and other receivables from employees and partners, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, January 1, 2022	$0.7	$1.7	$—	$2.4
Current-period provision for expected credit losses	$4.1	$1.6	$6.9	$12.6
Ending balance, June 30, 2022	$4.8	$3.3	$6.9	$15.0
For the three and six months ended June 30, 2023, respectively, there was a decrease of $0.3 million in the CECL reserve against “Accrued commissions and other receivables, net” which reflected the collections of certain receivables in the portfolio, which included a $3.9 million reserve, respectively, related to Russia’s Invasion of Ukraine, bringing the CECL reserve pertaining to “Accrued commissions and other receivables, net” to $5.1 million as of June 30, 2023. For the three and six months ended June 30, 2022, there was an increase of $3.2 million and $4.1 million, respectively, in the CECL reserve against “Accrued commissions and other receivables, net” which reflected the downward credit rating migration of certain receivables in the portfolio, which included a $3.9 million reserve related to Russia’s Invasion of Ukraine.
For the three months ended June 30, 2023, there was no change in the CECL reserve against “Loans, forgivable loans and other receivables from employees and partners, net”. For the six months ended June 30, 2023, there was a decrease of $0.1 million in the CECL reserve record pertaining to “Loans, forgivable loans and other receivables from employees and partners, net” as a result of employee collections, bringing the CECL reserve recorded pertaining to “Loans, forgivable loans and other receivables from employees and partners, net” to $2.4 million as of June 30, 2023. For the three and six months ended June 30,

2022, there was an increase of $1.2 million and $1.6 million, respectively, in the CECL reserve record pertaining to “Loans, forgivable loans and other receivables from employees and partners, net” as a result of employee terminations.
For the three and six months ended June 30, 2023, there was an increase of $2.0 million and $4.0 million, respectively, in the CECL reserve against “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” which reflected the downward credit rating migration of certain unsettled trades related to Russia’s Invasion of Ukraine, bringing the CECL reserve recorded pertaining to “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” to $11.0 million as of June 30, 2023. For the three and six months ended June 30, 2022, there was an increase of $1.4 million and $6.9 million, respectively, in the CECL reserve recorded pertaining to “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” which reflected the downward credit rating migration of certain unsettled trades related to Russia’s Invasion of Ukraine.
26.    Subsequent Events
Second Quarter 2023 Dividend
On August 1, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.01 per share for the second quarter of 2023, payable on September 5, 2023 to BGC Class A and Class B common stockholders of record as of August 22, 2023.
Borrowings Under the Revolving Credit Agreement
On July 21, 2023, BGC Partners drew down $240.0 million from the Revolving Credit Agreement.
Repayment of 5.375% Senior Notes
On July 24, 2023, BGC Partners repaid the $450.0 million principal amount plus accrued interest on the 5.375% Senior Notes using the proceeds from the issuance of the 8.000% Senior Notes, cash on hand and borrowings under the Revolving Credit Agreement.
Mr. Windeatt 2023 Deed of Amendment
On July 12, 2023, Mr. Windeatt executed a Deed of Amendment (the “2023 Deed of Amendment”) with BGC Services (Holdings) LLP (the “U.K. Partnership”) which amends his prior executed Deed of Adherence with the U.K. Partnership regarding the terms of his employment. In connection and in consideration for Mr. Windeatt’s execution of the 2023 Deed of Amendment, on July 10, 2023 the Company approved accelerating the vesting of 720,509 of the Company’s RSUs held by Mr. Windeatt (calculated based upon the closing price of the Company’s Class A common stock on July 10, 2023 which was $4.45) and the vesting of $780,333 of the RSU Tax Account held by Mr. Windeatt. Such RSUs and RSU Tax Account amount vested on July 12, 2023, and the total value of this transaction was approximately $3,986,600.
Corporate Conversion
On July 1, 2023, the Company completed its Corporate Conversion to a Full C-Corporation in order to reorganize and simplify its organizational structure. As a result of the Corporate Conversion, BGC Group became the public holding company for, and successor to, BGC Partners, and its Class A common stock began trading on Nasdaq, in place of BGC Partners’ Class A common stock, under the ticker symbol “BGC”. Upon completion of the Corporate Conversion, the former stockholders of BGC Partners, Inc. and the former limited partners of BGC Holdings, L.P. now participate in the economics of the BGC businesses through BGC Group, Inc.
Effective as of 12:01 a.m., Eastern Time, on July 1, 2023, BGC Holdings reorganized from a Delaware limited partnership into a Delaware limited liability company through a merger with and into Holdings Merger Sub (the “Holdings Reorganization Merger”), with Holdings Merger Sub continuing as a direct subsidiary of BGC Partners. Effective as of 12:02 a.m., Eastern Time, on July 1, 2023, Merger Sub 1 merged with and into BGC Partners (the “Corporate Merger”), with BGC Partners continuing as a direct subsidiary of BGC Group. At the same time, Merger Sub 2 merged with and into Holdings Merger Sub (the “Holdings Merger” and, together with the Holdings Reorganization Merger and the Corporate Merger, the “Corporate Conversion Mergers”), with Holdings Merger Sub continuing as a subsidiary of BGC Group. As a result of the Corporate Conversion Mergers, BGC Partners and BGC Holdings became wholly owned subsidiaries of BGC Group.
In the Holdings Reorganization Merger, each unit of BGC Holdings outstanding as of immediately prior to the Holdings Reorganization Merger was converted into a substantially equivalent equity interest in Holdings Merger Sub.
In the Corporate Merger, each share of Class A common stock, par value $0.01 per share, of BGC Partners and each share of Class B common stock, par value $0.01 per share, of BGC Partners outstanding was converted into one share of Class

A common stock, par value $0.01 per share, of BGC Group and one share of Class B common stock, par value $0.01 per share, of BGC Group, respectively.
As a result of the Corporate Conversion:
•64.0 million Cantor units, including 5.7 million purchased on June 30, 2023, were converted into shares of BGC Group Class B common stock, subject to the terms and conditions of the Corporate Conversion Agreement, provided that a portion of the 64.0 million shares of BGC Group Class B common stock issued to Cantor will exchange into BGC Group Class A common stock in the event that BGC Group does not issue at least $75,000,000 in shares of BGC Group Class A or B common stock in connection with certain acquisition transactions prior to the seventh anniversary of the Corporate Conversion;
•BGC Group assumed all BGC Partners RSUs, RSU Tax Accounts or restricted stock awards outstanding as of June 30, 2023; and
•non-exchangeable limited partnership units of BGC Holdings were converted into equity awards denominated in cash, restricted stock and/or RSUs of BGC Group, each as further set forth in the Corporate Conversion Agreement. BGC Group granted 38.6 million restricted stock awards, 25.3 million RSUs, and $123.1 million of RSU Tax Accounts upon the conversion of the non-exchangeable shares of Holdings Merger Sub.
There were no limited partnership units of BGC Holdings remaining after the Corporate Conversion was completed.
In connection with the Corporate Conversion on July 1, 2023, the BGC Group Board and the Board of Directors of BGC Partners authorized the assumption of all agreements and arrangements between BGC Partners and any executive officer, director or affiliate of BGC Partners, with such modifications to reflect the Corporate Conversion. Pursuant to the foregoing authorization, any existing agreements and arrangements between BGC Partners and any executive officer, director or affiliate of BGC Partners will, if assumed by BGC Group, generally be assumed unchanged, other than making BGC Group a party thereto.
In connection with the Corporate Conversion on July 1, 2023, the Board and Audit Committee of BGC Group approved the authorized repurchases of BGC Group stock or other equity securities (“Company Equity Securities”) from any holder of Company Equity Securities, including our directors, officers, and employees, of up to $400.0 million.
In connection with the Corporate Conversion on July 1, 2023, the Board and Audit Committee of BGC Group approved the authorized repurchases of Company Debt Securities from any holder of Company Debt Securities, including our directors, officers, and employees, of up to $50.0 million.
In connection with the Corporate Conversion on July 1, 2023, BGC Group assumed and adopted: the Eighth Amended and Restated BGC Partners, Inc. Long-Term Incentive Plan, as amended and restated as the BGC Group, Inc. Long Term Incentive Plan; the BGC Partners Second Amended and Restated BGC Partners Incentive Bonus Compensation Plan, as amended and restated, and renamed the BGC Group, Inc. Incentive Bonus Compensation Plan; and the BGC Partners, Inc. Deferral Plan for Employees of BGC Partners, Inc., Cantor Fitzgerald, L.P. and their Affiliates, as amended and restated as the BGC Group, Inc. Deferral Plan for Employees of BGC Group, Inc., Cantor Fitzgerald, L.P. and Their Affiliates. The BGC Group Equity Plan provides for a maximum of 600 million shares of BGC Class A common stock that may be delivered or cash settled pursuant to the exercise or settlement of awards granted under the plan.
In connection with the Corporate Conversion on July 1, 2023, the BGC Holdings limited partnership agreement was terminated, and the BGC Holdings, L.P. Participation Plan was terminated.
In connection with the Corporate Conversion on July 1, 2023, BGC Group amended and restated its certificate of incorporation to reflect an increase in the authorized shares of BGC Group Class A common stock to 1,500,000,000; an increase in the authorized shares of BGC Group Class B common stock to 300,000,000; and a provision providing for exculpation to officers of BGC Group pursuant to Section 102(b)(7) of the Delaware General Corporation Law. Additionally, BGC Group amended and restated its bylaws to adopt a provision providing that Delaware courts shall be the exclusive forum for certain matters.
In connection with the Corporate Conversion on July 1, 2023, the Exchange Agreement with Cantor terminated based on its own terms.
In connection with the Corporate Conversion on July 1, 2023, BGC Group, Cantor and certain affiliates of Cantor entered into an Amended and Restated U.S. Master Administrative Services Agreement and an Amended and Restated U.K. Master Administrative Services Agreement.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read together with our unaudited Condensed Consolidated Financial Statements and notes to those statements, as well as the cautionary statements relating to forward-looking statements included in this report. BGC Group, Inc., holding company for and successor to BGC Partners, Inc. following the closing of the Corporate Conversion on July 1, 2023, is reporting the results as of and for the period ended June 30, 2023 of BGC Partners, Inc., its wholly owned subsidiary, and throughout this Quarterly Report on Form 10-Q, other than as indicated.
The objective of this Management’s Discussion and Analysis is to allow investors to view the Company from management’s perspective, considering items that have had and could have a material impact on future operations. This discussion summarizes the significant factors affecting our results of operations and financial condition as of and during the three and six months ended June 30, 2023 and 2022. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this report.
OVERVIEW AND BUSINESS ENVIRONMENT
We are a leading global brokerage and financial technology company servicing the global financial markets.
Through brands including BGC®, Fenics®, GFI®, Sunrise Brokers™, Poten & Partners®, and RP Martin®, among others, our businesses specialize in the brokerage of a broad range of products, including fixed income such as government bonds, corporate bonds, and other debt instruments, as well as related interest rate derivatives and credit derivatives. Additionally, we provide brokerage products across FX, Equities, Energy and Commodities, Shipping, and Futures and Options. Our businesses also provide a wide variety of services, including trade execution, connectivity and network solutions, brokerage services, clearing, trade compression, and other post-trade services, and information and other back-office services to a broad assortment of financial and non-financial institutions.
Our integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing, creating marketplaces and enabling them to use the Company’s Voice, Hybrid, or, in many markets, Fully Electronic brokerage services in connection with transactions executed either OTC or through an exchange. Through our Fenics® group of electronic brands, we offer a number of market infrastructure and connectivity services, including the Company’s Fully Electronic marketplaces, market data and related information services, network, trade compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions. Fenics® brands also operate under the names Fenics®, FMX™, FMX Futures Exchange™, Fenics Markets Xchange™, Fenics Futures Exchange™, Fenics UST™, Fenics FX™, Fenics Repo™, Fenics Direct™, Fenics MID™, Fenics Market Data™, Fenics GO™, Fenics PortfolioMatch™, kACE2®, and Lucera®.
BGC, BGC Partners, BGC Trader, GFI, GFI Ginga, CreditMatch, Fenics, Fenics.com, FMX, Sunrise Brokers, Poten & Partners, RP Martin, kACE2, Capitalab, Swaptioniser, CBID, and Lucera are trademarks/service marks, and/or registered trademarks/service marks of BGC Group and/or its affiliates.
The Company promotes the efficiency of the global capital markets, acting as market infrastructure to the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, and investment firms. BGC has an extensive number of offices globally in major markets including New York and London, as well as in Bahrain, Beijing, Bogotá, Brisbane, Cape Town, Chicago, Copenhagen, Dubai, Dublin, Frankfurt, Geneva, Hong Kong, Houston, Johannesburg, Madrid, Manila, Melbourne, Mexico City, Miami, Milan, Monaco, Nyon, Paris, Perth, Rio de Janeiro, Santiago, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tel Aviv, Tokyo, Toronto, Wellington, and Zurich.
As of June 30, 2023, we had 2,024 brokers, salespeople, managers, technology professionals and other front-office personnel across our businesses.
Corporate Conversion
In connection with the Corporate Conversion, the Company completed various transactions in the three months ended June 30, 2023 which included:
•the redemption of certain non-exchangeable limited partnership units in connection with the issuance of shares of BGC Partners Class A common stock and the accompanying tax payments, which led to an equity-based compensation charge of $60.9 million;

•the exchange of the remaining 1.5 million exchangeable limited partnership units of BGC Holdings held by employees on June 30, 2023, for 1.0 million shares, after tax withholding, of BGC Partners Class A common stock;
•the redemption of certain non-exchangeable limited partnership units of BGC Holdings held by employees and issuance of 16.9 million BGC Partners RSUs on a one-for-one basis on June 30, 2023;
•the redemption of certain non-exchangeable Preferred Units of BGC Holdings held by employees and issuance of $49.2 million of BGC Partners RSU Tax Accounts on June 30, 2023, based on the fixed cash value of the Preferred Units redeemed;
•the redemption of the remaining 5.6 million non-exchangeable FPUs and issuances of BGC Partners RSUs on a one-for-one basis on June 30, 2023, which in turn reduced the “Redeemable Partnership Interest” to zero with an offsetting impact to “Total equity” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2023; and
•the purchase on June 30, 2023 by Cantor from BGC Holdings of an aggregate of 5,425,209 Cantor units for an aggregate consideration of $9,715,772 as a result of the redemption of 5,425,209 FPUs, and 324,223 Cantor units for an aggregate consideration of $598,712 as a result of the exchange of 324,223 FPUs.
On July 1, 2023, the Company completed its Corporate Conversion to a Full C-Corporation in order to reorganize and simplify its organizational structure. As a result of the Corporate Conversion, BGC Group became the public holding company for, and successor to, BGC Partners, and its Class A common stock began trading on Nasdaq, in place of BGC Partners’ Class A common stock, under the ticker symbol “BGC”. Upon completion of the Corporate Conversion, the former stockholders of BGC Partners, Inc. and the former limited partners of BGC Holdings, L.P. now participate in the economics of the BGC businesses through BGC Group, Inc.
Effective as of 12:01 a.m., Eastern Time, on July 1, 2023, BGC Holdings reorganized from a Delaware limited partnership into a Delaware limited liability company through a merger with and into Holdings Merger Sub (the “Holdings Reorganization Merger”), with Holdings Merger Sub continuing as a direct subsidiary of BGC Partners. Effective as of 12:02 a.m., Eastern Time, on July 1, 2023, Merger Sub 1 merged with and into BGC Partners (the “Corporate Merger”), with BGC Partners continuing as a direct subsidiary of BGC Group. At the same time, Merger Sub 2 merged with and into Holdings Merger Sub (the “Holdings Merger” and, together with the Holdings Reorganization Merger and the Corporate Merger, the “Corporate Conversion Mergers”), with Holdings Merger Sub continuing as a subsidiary of BGC Group. As a result of the Corporate Conversion Mergers, BGC Partners and BGC Holdings became wholly owned subsidiaries of BGC Group.
In the Holdings Reorganization Merger, each unit of BGC Holdings outstanding as of immediately prior to the Holdings Reorganization Merger was converted into a substantially equivalent equity interest in Holdings Merger Sub.
In the Corporate Merger, each share of Class A common stock, par value $0.01 per share, of BGC Partners and each share of Class B common stock, par value $0.01 per share, of BGC Partners outstanding was converted into one share of Class A common stock, par value $0.01 per share, of BGC Group and one share of Class B common stock, par value $0.01 per share, of BGC Group, respectively.
As a result of the Corporate Conversion:
•64.0 million Cantor units, including 5.7 million purchased on June 30, 2023, were converted into shares of BGC Group Class B common stock, subject to the terms and conditions of the Corporate Conversion Agreement, provided that a portion of the 64.0 million shares of BGC Group Class B common stock issued to Cantor will exchange into BGC Group Class A common stock in the event that BGC Group does not issue at least $75,000,000 in shares of BGC Group Class A or B common stock in connection with certain acquisition transactions prior to the seventh anniversary of the Corporate Conversion;
•BGC Group assumed all BGC Partners RSUs, RSU Tax Accounts or restricted stock awards outstanding as of June 30, 2023; and
•non-exchangeable limited partnership units of BGC Holdings were converted into equity awards denominated in cash, restricted stock and/or RSUs of BGC Group, each as further set forth in the Corporate Conversion Agreement. BGC Group granted 38.6 million restricted stock awards, 25.3 million RSUs, and $123.1 million of RSU Tax Accounts upon the conversion of the non-exchangeable shares of Holdings Merger Sub.
There were no limited partnership units of BGC Holdings remaining after the Corporate Conversion was completed.

FMX
FMX, our electronic U.S. Treasury and Rates futures platform, is awaiting CFTC approval. FMX expects to announce strategic investors and transaction details in the fourth quarter. FMX’s U.S. Treasury platform, Fenics UST, continued to outperform the industry and significantly increase its market share. FMX represents the unique opportunity to reshape the U.S. interest rate cash and futures market.
The FMX partnership brings together LCH, the largest holder of interest rate swaps collateral, strategic investors, representing the largest users of U.S. interest rate products, and Fenics’ industry-leading technology and distribution.
Fenics
For the purposes of this document and subsequent SEC filings, all of our higher margin, technology-driven businesses are referred to as Fenics. We categorize our Fenics businesses as Fenics Markets and Fenics Growth Platforms. Fenics Markets includes the fully electronic portion of BGC’s brokerage businesses, data, network and post-trade revenues that are unrelated to Fenics Growth Platforms, as well as Fenics Integrated revenues. Fenics Growth Platforms includes Fenics UST, Fenics GO, Lucera, Fenics FX, Portfolio Match and other newer standalone platforms. Revenue generated from data, network and post-trade attributable to Fenics Growth Platforms are included within their related businesses.
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
Revenues in our Fenics businesses increased 14.2%, to $125.1 million and 13.0%, to $265.5 million for the three and six months ended June 30, 2023, respectively, as compared to the prior year periods.
Within our Fenics businesses, Fenics Markets revenue grew 10.1% to $107.0 million in the second quarter of 2023 as compared to the prior year period.
Fenics Growth Platforms revenue grew 46.1% to a record $18.1 million in the second quarter of 2023. This strong improvement in Fenics Growth Platforms was driven by Fenics UST, Lucera, Portfolio Match, and Fenics GO. Collectively, our newer Fenics Growth Platform offerings, such as those listed above, are not yet fully up to scale, but continue to grow at a leading rate. Over time, we expect these new products and services to become profitable, high-margin businesses as their scale and revenues increase, all else equal.
We continue to invest in our Fenics Growth Platforms, and notable highlights for the second quarter of 2023 include:
•Fenics UST revenue increased by over 40 percent and captured significant market share during the quarter. Fenics UST’s CLOB market share during the second quarter grew to 23 percent, up over 200 basis points, from 21 percent in the first quarter.

•Portfolio Match, our fully electronic credit platform, grew its U.S. credit volumes over five-fold from the second quarter of 2022. Portfolio Match continues to outperform the industry and capture market share across credit markets.
•Fenics GO, our fully electronic equity options platform, saw revenue growth more than double in the second quarter, primarily driven by significant market share gains across Asian index products.
Total revenues from our high-margin Data, network and post-trade business, which is predominately comprised of recurring revenue, increased 15.4%, to $27.0 million and increased 13.9%, to $54.1 million, for the three and six months ended June 30, 2023, respectively, over the prior year period.
Data, network and post-trade revenue growth for the second quarter of 2023 was driven by strong double-digit revenue growth across Lucera, Fenics Market Data, and our Capitalab post-trade business. Our Data, network and post-trade businesses surpassed $100 million of revenue over the last twelve months for the first time. We expect continued growth across Data, network and post-trade as we execute on our customer pipeline and roll out additional offerings. These businesses generally have longer-term, recurring revenue contracts, supported by high renewal rates.
Fenics brokerage revenues increased by 13.9% to $98.1 million and increased by 12.8% to $211.3 million for the three and six months ended June 30, 2023, respectively, compared to the prior year period. Fenics’ revenue growth was led by Fenics Rates, Credit and Data, network and post-trade businesses and Fenics represented 25.4% of BGC’s overall revenue in the second quarter and is expected to become an ever larger part of our overall business going forward. We continue to navigate the changing interest rate environment experienced over the last year and the positive impact of high interest rates on our trading volumes and spreads.
Recent Developments / Tax Policy Changes
On August 16, 2022, the Inflation Reduction (“IR”) Act of 2022 was signed into federal law. The IR Act provides for, among other things, a new corporate alternative minimum tax based on 15% of adjusted financial statement income for applicable corporations. The IR Act also provides for a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself and not its stockholders from which the shares are repurchased. In addition, certain exceptions apply to the excise tax. These tax provisions of the IR Act were effective January 1, 2023. We continue to analyze the impacts of the IR Act and related regulatory developments; however, it is not expected to have a material impact on our financial statements in future periods.
Trident
On February 28, 2023 the Company completed the acquisition of Trident, primarily operating as a commodity brokerage and research company, offering OTC and exchange traded energy and environmental products.
Other Matters
In February 2022, the U.S., U.K., EU, and other countries imposed sanctions on Russian counterparties, and as a result BGC has ceased trading with those clients. The Company derived less than one percent of total revenue from its Moscow branch and sanctioned Russian counterparties. During the three and six months ended June 30, 2023, the Company had reserved $2.0 million and $4.0 million, respectively, in connection with unsettled trades and receivables with sanctioned Russian entities. During the three and six months ended June 30, 2022, the Company had reserved $4.8 million and $10.8 million, respectively, in connection with unsettled trades and receivables with sanctioned Russian entities.
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
Manufactured zero and near-zero interest rates over the last fourteen years have caused the breakdown and disappearance of the historic correlation between issuance and trading volume growth. With meaningful interest rates and issuance that is multiples above 2008 levels, we believe the return of this strong positive correlation will drive our trading volumes significantly higher. This has set the stage for broad-based growth across BGC’s businesses and asset classes.
This recent change in central bank monetary policies away from zero interest rates, following the highest inflation in decades, together with rising interest rates, has set the stage for a resurgence in secondary market trading volumes for rates, credit and foreign exchange. For more than fourteen years, BGC and the entire financial service industry’s trading volumes have been constrained by low interest rates and quantitative easing. Throughout 2023, the Company expects sustained levels of increased secondary market trading volumes in Rates, Credit and Foreign Exchange, where BGC is a market leader.
BGC’s total revenues grew 9% in the first half of 2023, with revenues growing 13% in the second quarter, as the business continued to improve following the end of manufactured zero interest rates.
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
In addition to regulations in the U.S., legislators and regulators in Europe have crafted similar rules: MiFID II, which made sweeping changes to market infrastructure, European Market Infrastructure Regulation, which focused specifically on derivatives, and Capital Requirements Directive IV for prudential standards. Over the past years, European policymakers have launched various reviews of post-crisis legislation, leading to legislative updates such as EMIR Regulatory Fitness and Performance and CRD V. In May 2019, ESMA produced a report on proposals to further enhance the harmonization and standardization of derivatives reporting under EMIR, known as EMIR Refit. These proposals will require significant changes to the content and format of trade and transaction reporting systems across the industry. The current go-live dates for these changes are April 29, 2024 for Europe and September 30, 2024 for the U.K. We remain on track to be in compliance with the reporting enhancements. Furthermore, they introduced a new prudential regime tailored specifically to investment firms such as our firm – the Investment Firm Review. As all these rules take effect, they will continue to alter the environment in which we operate. We note that various internal and external factors have made the EU more rigid in its approach to non-EU countries which could impact the ease with which the global financial system is connected.
In 2019, a new European Commission took office which may over the course of its five-year mandate, introduce new legislative proposals for the Financial Services Sector and change the Brexit landscape for EU and U.K. financial firms alike. We are unable to predict how any of these new laws and proposed rules and regulations in the U.S. or the U.K. will be implemented or in what form, or whether any additional or similar changes to statutes or rules and regulations, including the interpretation or implementation thereof or a relaxation or other amendment of existing rules and regulations, will occur in the future. Any such action could affect us in substantial and unpredictable ways, including important changes in market infrastructure, increased reporting costs and a potential rearrangement in the sources of available revenue in a more transparent market. Certain enhanced regulations could subject us to the risk of fines, sanctions, enhanced oversight, increased financial and capital requirements and additional restrictions or limitations on our ability to conduct or grow our businesses, and could otherwise have an adverse effect on our businesses, financial condition, results of operations and prospects. We believe that uncertainty and potential delays around the final form of such new rules and regulations may negatively impact our customers and trading volumes in certain markets in which we transact, although a relaxation of existing rules and requirements could potentially have a positive impact in certain markets. Increased capital requirements may also diminish transaction velocity.
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
Industry Consolidation
Over the past decade, there has been significant consolidation among the interdealer-brokers and wholesale brokers with which we compete. We continue to compete with the electronic markets, post-trade and information businesses of NEX, that are part of CME now, through the various offerings on our Fenics platform. We will also continue to compete with TP ICAP and Tradition across various Voice/Hybrid brokerage marketplaces as well as via Fenics.
Additionally, there has been an increase in acquisitions of OTC trading platforms by exchanges and electronic marketplaces such as ICE buying BondPoint and TMC Bonds, Deutsche Börse buying 360T, CBOE buying Hotspot, MarketAxess buying LiquidityEdge, Tradeweb buying Nasdaq U.S. Fixed Income Electronic Trading Platform, LSEG acquiring Quantile, etc. We view the recent consolidation in the industry favorably, as we expect it to provide additional operating leverage to our businesses in the future.
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
Rates volumes in particular are influenced by market volumes and, in certain instances, volatility. Historically low and negative interest rates, as well as central bank quantitative easing programs, across the globe significantly reduced the overall trading appetite for rates products. Such programs have depressed rates volumes because they entail central banks buying government securities or other securities in the open market in an effort to promote increased lending and liquidity and bring down long-term interest rates. When central banks hold these instruments, they tend not to trade or hedge, thus lowering rates volumes across cash and derivatives markets industry-wide. Following the market dislocation and pandemic, major central banks such as the U.S. Federal Reserve, ECB, Bank of Japan, Bank of England, and Swiss National Bank restarted quantitative easing programs in 2020. However, inflationary concerns have resulted in rising interest rates and tapering and/or unwinding of central bank asset purchases.
Management continues to expect a robust macro trading environment throughout 2023, leading to broad-based growth in most products BGC brokers. This improved backdrop is expected to support both BGC’s Fenics and Voice/Hybrid businesses for the foreseeable future.
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
During the three months ended June 30, 2023, industry volumes were higher across short-term Rates and Energy & Commodities. Secondary trading volumes were mixed across Credit and generally lower across medium- and long-term Rates, FX and Equities. BGC’s brokerage revenues were up by 11.5% year-on-year in the quarter. This growth was led by a 48.0% improvement in BGC’s Energy & Commodities business, driven by its leading environmental broking business, along with double-digit growth across its energy complex and ship broking business. BGC’s Rates, Credit and Foreign Exchange businesses generated solid year-over-year growth driven by strength in inflation products, as well as European and emerging market fixed income and foreign exchange products. BGC expects continued improvement across fixed income and foreign exchange markets going forward.
Below is an expanded discussion of the volume and growth drivers of our various brokerage product categories.
Rates Volumes and Volatility
Our Rates business is influenced by a number of factors, including global sovereign issuances, interest rates, central bank policies, secondary trading and the hedging of these sovereign debt instruments. The amount of global sovereign debt outstanding remains at historically high levels; the level of secondary trading and related hedging activity was mixed during the second quarter of 2023 compared to the prior year period. According to Bloomberg and the Federal Reserve Bank of New York, the average daily volume of U.S. Treasuries Coupon Securities was down 9%. Interest rate swap volumes traded on SEF were down 16% compared to the second quarter of 2022, according to Clarus, whereas listed products on CME were up 6%, during the second quarter of 2023. In comparison, our overall Rates revenues were up 5.2%, as compared to a year earlier, to $144.2 million.
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
Overall, analysts and economists expect the absolute level of sovereign debt outstanding to remain at elevated levels for the foreseeable future as governments finance their future deficits and roll over their sizable existing debt. Additionally, yields on government bonds have steadily increased over the course of 2022 and 2023, which has given rise to increased volatility and higher demand to hedge interest rate exposure. The tapering and/or unwinding of asset purchases by central banks, interest rate hikes, along with elevated levels of government debt issuance, are expected to provide tailwinds to our Rates business.
FX Volumes and Volatility
Global FX volumes were generally down during the second quarter of 2023. Volumes for CME FX futures and options and CME EBS spot FX were down 5% and 16%, respectively, and Refinitiv was down 3%, during the quarter. In comparison, our overall FX revenues increased by 4.3% to $77.5 million.
Equities Volumes
Global equity volumes were generally lower during the second quarter of 2023. According to SIFMA, the average daily volume of U.S. cash equities was down 15%, as compared to a year earlier. Over the same timeframe, Eurex average daily volumes of equity and equity index derivatives were down 12% while Euronext equity derivative index volume decreased by 20%. However, according to the OCC, the average daily volume of U.S. options was up 9%. BGC’s equity business primarily consists of equity derivatives, particularly European equity derivatives. Our overall revenues from Equities decreased by 1.6% to $57.4 million.
Credit Volumes
Our Credit business is impacted by the level of global corporate bond issuance, and the direction of interest rates. Credit volumes were generally mixed during the second quarter of 2023. FINRA TRACE average daily volume for U.S. Investment Grade was up 3% and U.S. High Yield was down by 10% according to Bloomberg and the Federal Reserve Bank of New York. In comparison, our overall Credit revenues increased by 7.4% to $65.8 million.

Energy and Commodities Volumes
Energy and Commodities volumes were higher during the second quarter of 2023 compared with the year earlier. CME and ICE energy futures and options volumes were up 9% and 16%, respectively. In comparison, BGC’s Energy and Commodities revenues increased by 48.0% to $98.7 million.
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
Our average revenue per front-office employee has historically declined year-over-year for the period immediately following significant headcount increases, and the additional brokers and salespeople generally achieve significantly higher productivity levels in their second or third year with the Company. As of June 30, 2023, our front-office headcount was 2,024 brokers, salespeople, managers, technology professionals and other front-office personnel, down 0.1% from 2,026 a year ago. Compared to the prior year, average revenue per front-office employee for the three months ended June 30, 2023, increased by 12.6% to $0.2 million.
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
FINANCIAL HIGHLIGHTS
For the three months ended June 30, 2023 compared to the three months ended June 30, 2022
Loss from operations before income taxes was $31.3 million compared to income from operations before income taxes of $31.4 million in the prior year period.
Total revenues increased $57.3 million, or 13.2%, to $493.1 million, largely due to growth of 11.5% in our brokerage revenues. Our Energy and Commodities business saw strong double-digit growth, driven by our leading environmental broking business, along with strong double-digit growth across our energy complex and ship broking business. Our Rates, Credit and FX businesses generated solid year-over-year growth driven by strength in inflation products, as well as European and emerging market fixed income and foreign exchange products. In addition, Data, network and post-trade revenues improved by 15.4%, driven by strong double-digit revenue growth across Lucera, Fenics Market Data, and our Capitalab post-trade business.

Total expenses increased $116.8 million, or 28.6%, to $525.8 million. There was a $112.0 million increase in total compensation expenses primarily driven by an increase in equity-based compensation, which included a $60.9 million charge for the redemption of certain non-exchangeable limited partnership units in connection with the issuance of shares of BGC Partners Class A common stock and the accompanying tax payments related to the Corporate Conversion, in the three months ended June 30, 2023. In addition, higher commission revenues on variable compensation contributed to the increase in compensation expenses.
For the six months ended June 30, 2023 compared to the six months ended June 30, 2022:
Income from operations before income taxes of $2.0 million compared to $76.8 million for the same period in the prior year.
Total revenues increased $83.7 million, or 8.9%, to $1,025.9 million, largely due to growth of 7.6% in our brokerage revenues. Our Energy and Commodities business saw strong double-digit growth, driven by our leading environmental broking business, along with strong growth across our energy complex and ship broking business. Our Rates, Credit and FX businesses generated solid year-over-year growth driven by strength in inflation products, as well as European and emerging market fixed income and foreign exchange products. In addition, Data, network and post-trade revenues improved by 13.9%, driven by strong double-digit revenue growth across Lucera, Fenics Market Data, and our Capitalab post-trade business.
Total expenses increased $153.4 million, or 17.6%, to $1,025.7 million. There was a $145.5 million increase in total compensation expenses, primarily driven by an increase in equity-based compensation, which included a $60.9 million charge for the redemption of certain non-exchangeable limited partnership units in connection with the issuance of shares of BGC Partners Class A common stock and the accompanying tax payments related to the Corporate Conversion, in the six months ended June 30, 2023. In addition, higher commission revenues on variable compensation contributed to the increase in compensation expenses.

RESULTS OF OPERATIONS
The following table sets forth our unaudited Condensed Consolidated Statements of Operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$348,720	70.8%	$309,542	71.1%	$726,008	70.7%	$666,206	70.7%
Principal transactions	94,883	19.2	88,169	20.2	209,812	20.5	203,770	21.6
Total brokerage revenues	443,603	90.0	397,711	91.3	935,820	91.2	869,976	92.3
Fees from related parties	4,062	0.8	3,625	0.8	8,019	0.8	6,942	0.7
Data, network and post-trade	27,000	5.5	23,391	5.4	54,122	5.3	47,518	5.1
Interest and dividend income	13,371	2.7	8,961	2.0	18,686	1.8	11,396	1.2
Other revenues	5,044	1.0	2,068	0.5	9,300	0.9	6,388	0.7
Total revenues	493,080	100.0	435,756	100.0	1,025,947	100.0	942,220	100.0
Expenses:
Compensation and employee benefits	243,387	49.3	211,873	48.6	510,601	49.7	469,141	49.8
Equity-based compensation and allocations of net income to limited partnership units and FPUs¹	126,644	25.7	46,133	10.6	208,017	20.3	104,009	11.0
Total compensation and employee benefits	370,031	75.0	258,006	59.2	718,618	70.0	573,150	60.8
Occupancy and equipment	40,488	8.3	39,921	9.2	81,653	8.0	78,584	8.3
Fees to related parties	7,991	1.6	6,009	1.4	16,431	1.6	11,734	1.3
Professional and consulting fees	14,819	3.0	13,810	3.2	30,520	3.0	29,441	3.1
Communications	27,813	5.6	27,166	6.2	55,752	5.4	55,057	5.8
Selling and promotion	15,320	3.1	12,443	2.8	29,936	2.9	23,381	2.5
Commissions and floor brokerage	16,161	3.3	14,239	3.3	31,426	3.1	31,582	3.4
Interest expense	19,914	4.0	14,342	3.3	35,656	3.5	28,645	3.0
Other expenses	13,221	2.7	23,010	5.3	25,729	2.5	40,785	4.3
Total expenses	525,758	106.6	408,946	93.9	1,025,721	100.0	872,359	92.5
Other income (losses), net:
Gains (losses) on equity method investments	2,412	0.5	2,729	0.6	4,474	0.4	5,532	0.6
Other income (loss)	(1,011)	(0.2)	1,909	0.5	(2,746)	(0.2)	1,413	0.1
Total other income (losses), net	1,401	0.3	4,638	1.1	1,728	0.2	6,945	0.7
Income (loss) from operations before income taxes	(31,277)	(6.3)	31,448	7.2	1,954	0.2	76,806	8.2
Provision (benefit) for income taxes	(9,067)	(1.8)	15,105	3.4	2,994	0.3	29,762	3.2
Consolidated net income (loss)	$(22,210)	(4.5)%	$16,343	3.8%	$(1,040)	(0.1)%	$47,044	5.0%
Less: Net income (loss) operations attributable to noncontrolling interest in subsidiaries	(2,506)	(0.5)	1,581	0.4	(314)	0.0	6,310	0.7
Net income (loss) available to common stockholders	$(19,704)	(4.0)%	$14,762	3.4%	$(726)	(0.1)%	$40,734	4.3%
____________________________
1The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and grants of exchangeability	$101,938	20.8%	$20,460	4.7%	$153,904	15.0%	$50,595	5.4%
Allocations of net income	637	0.1	4,734	1.1	3,017	0.3	8,424	0.9
LPU amortization	19,447	3.9	15,601	3.6	40,878	4.0	34,624	3.7
RSU amortization	4,622	0.9	5,338	1.2	10,218	1.0	10,366	1.0
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$126,644	25.7%	$46,133	10.6%	$208,017	20.3%	$104,009	11.0%
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Revenues
Brokerage Revenues
Total brokerage revenues increased by $45.9 million, or 11.5%, to $443.6 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Commission revenues increased by $39.2 million, or 12.7%, to $348.7 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Principal transactions revenues increased by $6.7 million, or 7.6%, to $94.9 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.
Our brokerage revenues from Energy and Commodities increased by $32.0 million, or 48.0%, to $98.7 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, which was primarily driven by our leading environmental broking business, along with double-digit growth across our energy complex and ship broking business. Excluding our Trident acquisition, growth in Energy and Commodities was $23.1 million or 35.0%.
Our brokerage revenues from Rates increased by $7.1 million, or 5.2%, to $144.2 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, largely driven by higher client activity due to the combination of meaningful interest rates and improved trading conditions.
Our Credit revenues increased by $4.5 million, or 7.4%, to $65.8 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily driven by stronger volumes and higher client activity as a result of improved trading conditions.
Our FX revenues increased by $3.2 million, or 4.3%, to $77.5 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.
Our brokerage revenues from Equities decreased by $0.9 million, or 1.6%, to $57.4 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.
Fees from Related Parties
Fees from related parties increased by $0.4 million, or 12.1%, to $4.1 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. This was primarily driven by an increase in revenues in connection with services provided to Cantor.
Data, Network and Post-Trade
Data, network and post-trade revenues increased by $3.6 million, or 15.4%, to $27.0 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. This increase was primarily driven by strong double-digit revenue growth across Lucera, Fenics Market Data, and our Capitalab post-trade business, as a result of expanding both our client base and our offerings.
Interest and Dividend Income
Interest and dividend income increased by $4.4 million, or 49.2%, to $13.4 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. This was driven by an increase in interest income on bank deposits and money market funds, which were primarily driven by larger balances and higher interest rates and an increase in interest income related to the $200.0 million Reverse Repurchase Agreement with CF&Co in three months ended June 30, 2023.
Other Revenues
Other revenues increased by $3.0 million, or 143.9%, to $5.0 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily driven by an increase in consulting income for Poten & Partners and an increase in revenues from placement fees.
Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense increased by $31.5 million, or 14.9%, to $243.4 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily driven by higher commission revenues on variable compensation.
Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $80.5 million, or 174.5%, to $126.6 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. This was driven by an increase in issuance of common stock and grants of exchangeability, which included a $60.9 million charge for the redemption of certain non-exchangeable limited partnership units in connection with the issuance of shares of BGC Class A common stock and the accompanying tax payments related to the Corporate Conversion, and an increase in LPU amortization expense, partially offset by a decrease in allocations of net income to limited partnership units and FPUs.
Occupancy and Equipment
Occupancy and equipment expense increased by $0.6 million, or 1.4%, to $40.5 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily driven by an increase in other rent and occupancy expenses and an increase in software licenses, mostly offset by a decrease in fixed asset impairment.
Fees to Related Parties
Fees to related parties increased by $2.0 million, or 33.0%, to $8.0 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Fees to related parties are allocations paid to Cantor for administrative and support services, such as accounting, occupancy, and legal.
Professional and Consulting Fees
Professional and consulting fees increased by $1.0 million, or 7.3%, to $14.8 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily driven by an increase in legal fees, partially offset by a decrease in consulting fees.
Communications
Communications expense remained relatively flat at $27.8 million for the three months ended June 30, 2023 as compared to three months ended June 30, 2022.
Selling and Promotion
Selling and promotion expense increased by $2.9 million, or 23.1%, to $15.3 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily driven by an increase in business related travel and client entertainment as COVID-19 restrictions have relaxed across many of the major geographies in which BGC operates.

Commissions and Floor Brokerage
Commissions and floor brokerage expense increased by $1.9 million, or 13.5%, to $16.2 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, which was primarily driven by a higher number of trades in the three months ended June 30, 2023 and an increase in commission expenses.
Interest Expense
Interest expense increased by $5.6 million, or 38.9%, to $19.9 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily driven by interest expense related to the 8.000% Senior Notes issued in May 2023 and higher interest expense related to the borrowings on the Revolving Credit Agreement.
Other Expenses
Other expenses decreased by $9.8 million, or 42.5%, to $13.2 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, which was primarily due to greater reserves recorded in the three months ended June 30, 2022 compared to the three months ended June 30, 2023 for litigation and potential losses associated with Russia’s Invasion of Ukraine.
Other Income (Losses), Net
Gains (Losses) on Equity Method Investments
Gains (losses) on equity method investments decreased by $0.3 million, or 11.6%, due to a gain of $2.4 million for the three months ended June 30, 2023 as compared to a gain of $2.7 million for the three months ended June 30, 2022.
Other Income (Loss)
Other income (loss) decreased by $2.9 million, or 153.0%, to a loss of $1.0 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily driven by fair value adjustments on investments carried under the measurement alternative and losses recognized on litigation resolutions.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes decreased by $24.2 million, or 160.0%, to a benefit of $9.1 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The decrease was primarily driven by a decrease in pretax earnings and a change in the geographical and business mix of earnings, which can impact our consolidated effective tax rate from period-to-period.
Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries
Net income (loss) attributable to noncontrolling interest in subsidiaries decreased by $4.1 million, or 258.5%, to a loss of $2.5 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, which was primarily driven by a decrease in earnings.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Revenues
Brokerage Revenues
Total brokerage revenues increased by $65.8 million, or 7.6%, to $935.8 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Commission revenues increased by $59.8 million, or 9.0%, to $726.0 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Principal transactions revenues increased by $6.0 million, or 3.0%, to $209.8 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
Our brokerage revenues from Energy and Commodities increased by $39.3 million, or 26.3%, to $188.3 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, which was primarily driven by our leading environmental broking business, along with double-digit growth across our energy complex and ship broking business. Excluding our Trident acquisition, growth in Energy and Commodities was $27.5 million or 18.5%.
Our Credit revenues increased by $10.2 million, or 7.0%, to $155.4 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. This increase was primarily driven by stronger volumes and higher client activity as a result of improved trading conditions.
Our brokerage revenues from Rates increased by $13.0 million, or 4.4%, to $308.9 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, largely driven by higher client activity due to the combination of meaningful interest rates and improved trading conditions.
Our FX revenues increased by $3.3 million, or 2.1%, to $157.7 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, which was primarily driven by higher industry volumes.
Our brokerage revenues from Equities increased by $0.1 million, or 0.1%, to $125.5 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.
Fees from Related Parties
Fees from related parties increased by $1.1 million, or 15.5%, to $8.0 million for the six months ended June 30, 2023 as compared to the prior year, which was primarily driven by an increase in revenues in connection with services provided to Cantor.
Data, Network and Post-Trade
Data, network and post-trade revenues increased by $6.6 million, or 13.9%, to $54.1 million for the six months ended June 30, 2023 as compared to the same period in prior year. This increase was primarily driven by strong revenue growth across Lucera, Fenics Market Data, and our Capitalab post-trade business, as a result of expanding both our client base and our offerings.
Interest and Dividend Income
Interest and dividend income increased by $7.3 million, or 64.0%, to $18.7 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This was primarily driven by a increase interest income on bank deposits and money market funds, which were primarily driven by changing interest rates and larger balances and an increase in interest income related to the $200.0 million Reverse Repurchase Agreement with CF&Co in six months ended June 30, 2023.
Other Revenues
Other revenues increased by $2.9 million, or 45.6% to $9.3 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily driven by an increase in consulting income for Poten & Partners.
Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense increased by $41.5 million, or 8.8%, to $510.6 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The primary driver of the increase was higher commission revenues on variable compensation.
Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $104.0 million, or 100.0%, to $208.0 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This was primarily driven by an increase in issuance of common stock and grants of exchangeability, which included a $60.9 million charge for the redemption of certain non-exchangeable limited partnership units in connection with the issuance of shares of BGC Partners Class A common stock and the accompanying tax payments related to the Corporate Conversion, and an increase in LPU amortization expense, partially offset by a decrease in allocations of net income to limited partnership units and FPUs.

Occupancy and Equipment
Occupancy and equipment expense increased by $3.1 million, or 3.9%, to $81.7 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily driven by an increase in other rent and occupancy expenses and an increase in software licenses, partially offset by a decrease in fixed asset impairment.
Fees to Related Parties
Fees to related parties increased by $4.7 million, or 40.0%, to $16.4 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Fees to related parties are allocations paid to Cantor for administrative and support services.
Professional and Consulting Fees
Professional and consulting fees increased by $1.1 million, or 3.7%, to $30.5 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily driven by an increase in legal fees, partially offset by a decrease in accounting and tax fees.
Communications
Communications expense remained relatively flat at $55.8 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
Selling and Promotion
Selling and promotion expense increased by $6.6 million, or 28.0%, to $29.9 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This increase was primarily driven by an increase in business related travel and client entertainment as COVID-19 restrictions have relaxed across many of the major geographies in which BGC operates.
Commissions and Floor Brokerage
Commissions and floor brokerage expense was relatively flat for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
Interest Expense
Interest expense increased by $7.0 million, or 24.5%, to $35.7 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily driven by interest expense related to the 8.000% Senior Notes issued in May 2023 and higher interest expense related to the borrowings on the Revolving Credit Agreement.
Other Expenses
Other expenses decreased by $15.1 million, or 36.9%, to $25.7 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, which was primarily due to greater reserves recorded in the six months ended June 30, 2022 compared to the six months ended June 30, 2023 for litigation and potential losses associated with Russia’s Invasion of Ukraine.
Other Income (Losses), net
Gains (Losses) on Equity Method Investments
Gains (losses) on equity method investments decreased by $1.1 million, or 19.1%, to a gain of $4.5 million, for the six months ended June 30, 2023 as compared to a gain of $5.5 million for the six months ended June 30, 2022.

Other Income (Loss)
Other income (loss) decreased by $4.2 million, or 294.3% to a loss of $2.7 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This was primarily driven by fair value adjustments on investments carried under the measurement alternative and losses recognized on litigation resolutions.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes decreased by $26.8 million, to $3.0 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This decrease was primarily driven by a decrease in pretax earnings and a change in the geographical and business mix of earnings, which can impact our consolidated effective tax rate from period-to-period.
Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries
Net income (loss) attributable to noncontrolling interest in subsidiaries decreased by $6.6 million, or 105.0%, to a loss of $0.3 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, which was primarily driven by a decrease in earnings.

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

	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Revenues:
Commissions	$348,720	$377,288	$315,658	$299,430	$309,542	$356,664	$349,896	$367,016
Principal transactions	94,883	114,929	82,169	79,568	88,169	115,601	73,004	73,997
Fees from related parties	4,062	3,957	3,896	3,896	3,625	3,317	3,356	3,470
Data, network and post-trade	27,000	27,122	25,063	23,808	23,391	24,127	24,137	22,238
Interest and dividend income	13,371	5,315	5,501	4,110	8,961	2,435	4,442	3,042
Other revenues	5,044	4,256	4,228	5,755	2,068	4,320	6,756	3,984
Total revenues	493,080	532,867	436,515	416,567	435,756	506,464	461,591	473,747
Expenses:
Compensation and employee benefits	243,387	267,214	181,671	202,353	211,873	257,268	434,807	257,604
Equity-based compensation and allocations of net income to limited partnership units and FPUs	126,644	81,373	89,332	57,730	46,133	57,876	85,889	78,490
Total compensation and employee benefits	370,031	348,587	271,003	260,083	258,006	315,144	520,696	336,094
Occupancy and equipment	40,488	41,165	40,197	38,710	39,921	38,663	46,724	46,049
Fees to related parties	7,991	8,440	7,377	6,551	6,009	5,725	8,456	5,674
Professional and consulting fees	14,819	15,701	24,286	15,048	13,810	15,631	14,813	16,836
Communications	27,813	27,939	26,237	26,802	27,166	27,891	27,611	29,305
Selling and promotion	15,320	14,616	14,461	11,373	12,443	10,938	12,356	9,586
Commissions and floor brokerage	16,161	15,265	13,591	13,104	14,239	17,343	16,563	15,908
Interest expense	19,914	15,742	14,788	14,499	14,342	14,303	16,061	16,735
Other expenses	13,221	12,508	26,695	19,951	23,010	17,775	16,465	24,614
Total expenses	525,758	499,963	438,635	406,121	408,946	463,413	679,745	500,801
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	—	(846)	(183)	—	—	312,941	92
Gains (losses) on equity method investments	2,412	2,062	2,158	3,230	2,729	2,803	2,101	1,816
Other income (loss)	(1,011)	(1,735)	2,415	5,545	1,909	(496)	7,862	4,513
Total other income (losses), net	1,401	327	3,727	8,592	4,638	2,307	322,904	6,421
Income (loss) from operations before income taxes	(31,277)	33,231	1,607	19,038	31,448	45,358	104,750	(20,633)
Provision (benefit) for income taxes	(9,067)	12,061	(1,991)	10,813	15,105	14,657	15,957	(6,692)
Consolidated net income (loss)	$(22,210)	$21,170	$3,598	$8,225	$16,343	$30,701	$88,793	$(13,941)
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	(2,506)	2,192	1,382	2,463	1,581	4,729	12,340	(2,539)
Net income (loss) available to common stockholders	$(19,704)	$18,978	$2,216	$5,762	$14,762	$25,972	$76,453	$(11,402)

The table below details our brokerage revenues by product category for the indicated periods (in thousands):

	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Brokerage revenue by product:
Rates	$144,209	$164,737	$123,594	$129,971	$137,129	$158,809	$131,732	$128,508
Energy and Commodities	98,688	89,659	73,608	68,975	66,687	82,395	71,527	74,328
Credit	65,806	89,549	68,067	58,187	61,257	83,908	65,969	58,983
FX	77,527	80,158	71,868	73,481	74,347	80,025	72,112	72,976
Equities	57,373	68,114	60,690	48,384	58,291	67,128	61,671	54,715
Insurance	—	—	—	—	—	—	19,889	51,503
Total brokerage revenues	$443,603	$492,217	$397,827	$378,998	$397,711	$472,265	$422,900	$441,013
Brokerage revenue by product (percentage):
Rates	32.5%	33.5%	31.0%	34.3%	34.5%	33.6%	31.1%	29.1%
FX	17.5	16.3	18.1	19.4	18.7	17.0	17.1	16.5
Energy and Commodities	22.2	18.2	18.5	18.2	16.8	17.4	16.9	16.9
Credit	14.8	18.2	17.1	15.3	15.4	17.8	15.6	13.4
Equities	13.0	13.8	15.3	12.8	14.6	14.2	14.6	12.4
Insurance	—	—	—	—	—	—	4.7	11.7
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Brokerage revenue by type:
Voice/Hybrid	$345,478	$379,005	$313,994	$297,316	$311,541	$371,078	$345,681	$367,992
Fully Electronic	98,125	113,212	83,833	81,682	86,170	101,187	77,219	73,021
Total brokerage revenues	$443,603	$492,217	$397,827	$378,998	$397,711	$472,265	$422,900	$441,013
Brokerage revenue by product (percentage):
Voice/Hybrid	77.9%	77.0%	78.9%	78.4%	78.3%	78.6%	81.7%	83.4%
Fully Electronic	22.1	23.0	21.1	21.6	21.7	21.4	18.3	16.6
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
LIQUIDITY AND CAPITAL RESOURCES
Balance Sheet
Our balance sheet and business model are not capital intensive. Our assets consist largely of Cash and cash equivalents, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term capital (equity and notes payable) is held to support the less liquid assets and potential capital investment opportunities. Total assets as of June 30, 2023 were $4.1 billion, an increase of 32.7% as compared to December 31, 2022. The increase in total assets was driven primarily by an increase in Receivables from broker-dealers, clearing organizations, customers and related broker-dealers, Reverse Repurchase Agreements, Accrued commissions and other receivables, net, Loans, forgivable loans and other receivables from employees and partners, net, and Cash and cash equivalents. We maintain a significant portion of our assets in Cash and cash equivalents and Financial instruments owned, at fair value, with Cash and cash equivalents as of June 30, 2023 of $526.3 million, and our liquidity (which is a non-GAAP financial measure that we define as Cash and cash equivalents, Reverse Repurchase Agreements, and Financial instruments owned, at fair value, less Securities loaned and Repurchase agreements) as of June 30, 2023 of $766.8 million. See “Liquidity Analysis” below for a further discussion of our liquidity. Our Financial instruments owned, at fair value, were $40.5 million as of June 30, 2023, compared to $39.3 million as of December 31, 2022. Our Reverse Repurchase Agreements were $200.0 million as of June 30, 2023. We had no Reverse Repurchase Agreements as of December 31, 2022. Further, we had no Repurchase agreements or Securities loaned as of June 30, 2023 and December 31, 2022.
As part of our cash management process, we may enter into tri-party Reverse Repurchase Agreements and other short-term investments, some of which may be with Cantor. As of June 30, 2023, we had $200.0 million of Reverse Repurchase Agreements outstanding. As of December 31, 2022, there were no Reverse Repurchase Agreements outstanding.
Additionally, in August 2013, the Audit Committee authorized us to invest up to $350.0 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle.

The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including policies relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of June 30, 2023 and December 31, 2022, we had no investments in the program.
Funding
Our funding base consists of longer-term capital (equity and notes payable), collateralized financings and shorter-term liabilities through the normal course of business. We have limited need for short-term unsecured funding in our regulated entities for their brokerage business. Contingent liquidity needs are largely limited to potential cash collateral that may be needed to meet clearing bank, clearinghouse, and exchange margins and/or to fund fails. Current cash and cash equivalent balances exceed our potential normal course contingent liquidity needs. We believe that cash and cash equivalents in and available to our largest regulated entities, inclusive of financing provided by clearing banks and cash segregated under regulatory requirements, is adequate for potential cash demands of normal operations, such as margin or financing of fails. We expect our operating activities going forward to generate adequate cash flows to fund normal operations, share repurchases, and any dividends paid pursuant to our dividend policy. However, we continually evaluate opportunities for growth and to further enhance our strategic position, including, among other things, acquisitions, strategic alliances and joint ventures potentially involving all types and combinations of equity, debt and acquisition alternatives. As a result, we may need to raise additional funds to:
•increase the regulatory net capital necessary to support operations;
•support continued growth in our businesses;
•effect acquisitions, strategic alliances, joint ventures and other transactions;
•develop new or enhanced products, services and markets; and
•respond to competitive pressures.
Acquisitions and financial reporting obligations related thereto may impact our ability to access longer term capital markets funding on a timely basis and may necessitate greater short-term borrowings in the interim. This may impact our credit rating or our costs of borrowing. We may need to access short-term capital sources to meet business needs from time to time, including, but not limited to, conducting operations; hiring or retaining brokers, salespeople, managers, technology professionals and other front-office personnel; financing acquisitions; and providing liquidity, including in situations where we may not be able to access the capital markets in a timely manner when desired by us. Accordingly, we cannot guarantee that we will be able to obtain additional financing when needed on terms that are acceptable to us, if at all. In addition, as a result of regulatory actions, our registration statements under the Securities Act will be subject to SEC review prior to effectiveness until September 30, 2023, which may lengthen the time required for us to raise capital, potentially reducing our access to the capital markets or increasing our cost of capital.
As discussed below, our liquidity remained strong at $766.8 million as of June 30, 2023, which can be used for share repurchases, dividends, new hires, tax payments, ordinary movements in working capital, and our continued investment in Fenics Growth Platforms. During the six months ended June 30, 2023, we repurchased 10.7 million shares of BGC Class A common stock for aggregate consideration of $47.8 million, representing a weighted-average price per share of $4.48. As of August 7, 2023, we have repurchased and redeemed an additional 3.2 million shares of BGC Class A common stock during the third quarter for aggregate consideration of $15.2 million, representing a weighted-average price per share of $4.69.
On August 1, 2023, our Board declared a $0.01 dividend for the second quarter of 2023. Our current capital allocation priorities are to return capital to stockholders and to continue investing in our high growth Fenics businesses. Historically, we were deeply dividend-centric; going forward, we plan to prioritize share repurchases over dividends.
Notes Payable, Other and Short-term Borrowings
Unsecured Senior Revolving Credit Agreement
On November 28, 2018, BGC Partners entered into the Revolving Credit Agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, which replaced the existing committed unsecured senior revolving credit agreement. The maturity date of the Revolving Credit Agreement was November 28, 2020 and the maximum revolving loan balance was $350.0 million. Borrowings under this Revolving Credit Agreement bore interest at either LIBOR or a defined base rate plus additional margin. On December 11, 2019, BGC Partners entered into an amendment to the Revolving Credit Agreement. Pursuant to the amendment, the maturity date was extended to February 26, 2021. On February 26, 2020, BGC

Partners entered into a second amendment to the Revolving Credit Agreement, pursuant to which the maturity date was extended by two years to February 26, 2023. The size of the Revolving Credit Agreement, along with the interest rate on the borrowings therefrom, remained unchanged. On November 1, 2021, BGC Partners repaid in full the $300.0 million borrowings outstanding under the Revolving Credit Agreement, which had been borrowed earlier in 2021. On March 10, 2022, BGC Partners entered into an amendment and restatement of the senior unsecured revolving credit agreement, pursuant to which the maturity date was extended to March 10, 2025, the size of the credit facility was increased to $375.0 million, and borrowings under this agreement will bear interest based on either SOFR or a defined base rate plus additional margin. As of June 30, 2023, BGC Partners had no outstanding borrowings from its Revolving Credit Agreement. On July 21, 2023, BGC Partners drew down $240.0 million from its Revolving Credit Agreement. As of August 4, 2023, total outstanding borrowings under the Revolving Credit Agreement were $240.0 million. As of December 31, 2022, there were no borrowings outstanding under the Revolving Credit Agreement. Our liquidity remains strong and was $766.8 million as of June 30, 2023, as discussed below.
5.375% Senior Notes
On July 24, 2018, BGC Partners issued an aggregate of $450.0 million principal amount of 5.375% Senior Notes due July 24, 2023. The 5.375% Senior Notes were general senior unsecured obligations of BGC Partners. The 5.375% Senior Notes bore interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019.
On July 24, 2023, the Company repaid the $450.0 million principal amount plus accrued interest on the 5.375% Senior Notes using the proceeds from the issuance of the 8.000% Senior Notes, cash on hand and borrowings under the Revolving Credit Agreement.
3.750% Senior Notes
On September 27, 2019, BGC Partners issued an aggregate of $300.0 million principal amount of 3.750% Senior Notes. The 3.750% Senior Notes are general unsecured obligations of BGC Partners. The 3.750% Senior Notes bear interest at a rate of 3.750% per year, payable in cash on April 1 and October 1 of each year, commencing April 1, 2020. The 3.750% Senior Notes will mature on October 1, 2024. BGC Partners may redeem some or all of the 3.750% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 3.750% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture related to the 3.750% Senior Notes) occurs, holders may require BGC Partners to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 3.750% Senior Notes was $296.1 million, net of discount and debt issuance costs of $3.9 million, of which $0.2 million were underwriting fees payable to CF&Co. The issuance costs are amortized as interest expense and the carrying value of the 3.750% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 3.750% Senior Notes was $299.0 million as of June 30, 2023.
On October 11, 2019, BGC Partners filed a Registration Statement on Form S-4, which was declared effective by the SEC on October 24, 2019. On October 28, 2019, BGC Partners launched an exchange offer in which holders of the 3.750% Senior Notes, issued in a private placement on September 27, 2019, could exchange such notes for new registered notes with substantially identical terms. The exchange offer closed on December 9, 2019, at which point the initial 3.750% Senior Notes were exchanged for new registered notes with substantially identical terms.
4.375% Senior Notes
On July 10, 2020, BGC Partners issued an aggregate of $300.0 million principal amount of 4.375% Senior Notes. The 4.375% Senior Notes are general unsecured obligations of BGC Partners. The 4.375% Senior Notes bear interest at a rate of 4.375% per year, payable in cash on June 15 and December 15 of each year, commencing December 15, 2020. The 4.375% Senior Notes will mature on December 15, 2025. BGC Partners may redeem some or all of the 4.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 4.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture related to the 4.375% Senior Notes) occurs, holders may require BGC Partners to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. Cantor purchased $14.5 million of such senior notes and still holds such notes as of June 30, 2023. The initial carrying value of the 4.375% Senior Notes was $296.8 million, net of discount and debt issuance costs of $3.2 million, of which $0.2 million were underwriting fees payable to CF&Co. The carrying value of the 4.375% Senior Notes was $298.5 million as of June 30, 2023.
On August 28, 2020, BGC Partners filed a Registration Statement on Form S-4, which was declared effective by the SEC on September 8, 2020. On September 9, 2020, BGC Partners launched an exchange offer in which holders of the 4.375%

Senior Notes, issued in a private placement on July 10, 2020, could exchange such notes for new registered notes with substantially identical terms. The exchange offer closed on October 14, 2020, at which point the initial 4.375% Senior Notes were exchanged for new registered notes with substantially identical terms.
8.000% Senior Notes
On May 25, 2023, BGC Partners issued an aggregate of $350.0 million principal amount of 8.000% Senior Notes. The 8.000% Senior Notes are general unsecured obligations of BGC Partners. The 8.000% Senior Notes bear interest at a rate of 8.000% per year, payable in cash on May 25 and November 25 of each year, commencing November 25, 2023. The Senior Notes will mature on May 25, 2028. BGC Partners may redeem some or all of the 8.000% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 8.000% Senior Notes). If a “Change of Control Triggering Event” (as set forth in the indenture related to the 8.000% Senior Notes) occurs, holders may require BGC Partners to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the 8.000% Senior Notes was $346.6 million, net of debt issuance costs of $3.4 million. The issuance costs are amortized as interest expense and the carrying value of the 8.000% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the 8.000% Senior Notes was $346.6 million as of June 30, 2023.
In connection with the issuance of the 8.000% Senior Notes, BGC Partners entered into a registration rights agreement providing for a future registered exchange offer by May 25, 2024 in which holders of the 8.000% Senior Notes, issued in a private placement on May 25, 2023, could exchange such notes for new registered notes with substantially identical terms.
Collateralized Borrowings
On April 8, 2019, we entered into a secured loan arrangement of $15.0 million, under which we pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.77% and matured on April 8, 2023, at which point the balance was paid in full. As of December 31, 2022, we had $2.0 million, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2022, was nil.
On April 19, 2019, we entered into a secured loan arrangement of $10.0 million, under which we pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.89% and matured on April 19, 2023, at which point the balance was paid in full. As of December 31, 2022, the Company had $1.3 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2022 was $0.3 million.
Weighted-average Interest Rate
For the three months ended June 30, 2023 and 2022, the weighted-average interest rate of BGC Partners’ total Notes payable and other borrowings, which include BGC Partners’ Revolving Credit Agreement, Company Debt Securities, and collateralized borrowings, was 5.47% and 4.62%, respectively.
Short-term Borrowings
On August 22, 2017, we entered into a committed unsecured loan agreement with Itau Unibanco S.A. The credit agreement provided for short-term loans of up to $4.2 million (BRL 20.0 million). The maturity date of the agreement is May 21, 2023. Borrowings under this agreement bore interest at the Brazilian Interbank offering rate plus 3.20%. During June 2023, the borrowings under this agreement were repaid in full, and the loan was terminated; therefore, as of June 30, 2023, there were no borrowings outstanding under this agreement. As of December 31, 2022, there were $1.9 million (BRL 10.0 million) of borrowings outstanding under the facility.
On August 23, 2017, we entered into a committed unsecured credit agreement with Itau Unibanco S.A. The credit agreement provided for an intra-day overdraft credit line up to $10.4 million (BRL 50.0 million). On August 20, 2021, the agreement was renegotiated, increasing the credit line to $12.5 million (BRL 60.0 million). On May 22, 2023 the agreement was renegotiated, increased the credit line to $14.5 million (BRL 70.0 million). The maturity date of the agreement is August 21, 2023. This agreement bears a fee of 1.35% per year. As of June 30, 2023 and December 31, 2022, there were no borrowings outstanding under this agreement.
On January 25, 2021, we entered into a committed unsecured loan agreement with Banco Daycoval S.A., which provided for short-term loans of up to $2.1 million (BRL 10.0 million) and was renegotiated on June 1, 2021. The amended agreement provided for short-term loans of up to $4.2 million (BRL 20.0 million). Borrowings under this agreement bore interest at the Brazilian Interbank offering rate plus 3.66%. During September 2022, the borrowings under this agreement were repaid in full, and the loan was terminated on September 27, 2022, therefore as of June 30, 2023, there were no borrowings outstanding under the agreement.
BGC Credit Agreement with Cantor
On March 19, 2018, BGC Partners entered into the BGC Credit Agreement with Cantor. The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the previous Credit Facility between BGC Partners and an affiliate of Cantor, and was approved by the Audit Committee of BGC Partners. On August 6, 2018, BGC Partners entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that can be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2024, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC Partners’ or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of both June 30, 2023 and December 31, 2022, there were no borrowings by BGC Partners or Cantor outstanding under this Agreement.
CREDIT RATINGS
As of June 30, 2023, our public long-term credit ratings and associated outlooks were as follows:

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
We consider the following in analyzing changes in our liquidity:
•Our liquidity analysis includes a comparison of our Consolidated net income (loss) adjusted for certain non-cash items (e.g., Equity-based compensation) as presented on the cash flow statement. Dividends are payments made to our holders of common shares and are related to earnings from prior periods. These timing differences will impact our cash flows in a given period;
•Our investing and funding activities represent a combination of our capital raising activities, including short-term borrowings and repayments, BGC Class A common stock repurchases and, previously, partnership unit redemptions, purchases and sales of securities, dispositions, and other investments (e.g., acquisitions, forgivable loans to new brokers and capital expenditures—all net of depreciation and amortization);

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
At December 31, 2019, the Company completed the calculation of the one-time transition tax on the deemed repatriation of foreign subsidiaries’ earnings pursuant to the Tax Act and previously recorded a net cumulative tax expense of $28.6 million, net of foreign tax credits. An installment election can be made to pay the taxes over eight years with 40% paid in equal installments over the first five years and the remaining 60% to be paid in installments of 15%, 20% and 25% in years six, seven and eight, respectively. The cumulative remaining balance as of June 30, 2023 was $18.8 million.
As of June 30, 2023, the Company and its consolidated subsidiaries had $526.3 million of Cash and cash equivalents. In addition, the Company and its consolidated subsidiaries also had $200.0 million of Reverse Repurchase Agreements and held securities of $40.5 million within their Liquidity position as of June 30, 2023.
Discussion of the six months ended June 30, 2023
The table below presents our Liquidity Analysis as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
(in thousands)
Cash and cash equivalents	$526,293	$484,989
Reverse Repurchase Agreements	200,000	—
Financial instruments owned, at fair value	40,519	39,319
Total	$766,812	$524,308
The $242.5 million increase in our liquidity position from $524.3 million as of December 31, 2022 to $766.8 million as of June 30, 2023 was primarily related to our issuance of $350.0 million principal amount of 8.000% Senior Notes, due May 25, 2028, our Reverse Repurchase Agreements, and cash flow from operations, partially offset by ordinary movements in working capital, the acquisition of Trident, tax payments, dividends and distributions, share repurchases, and our continued investments in Fenics Growth Platforms.
Discussion of the six months ended June 30, 2022
The table below presents our Liquidity Analysis as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
(in thousands)
Cash and cash equivalents	$496,489	$553,598
Financial instruments owned, at fair value	39,443	41,244
Repurchase agreements	(900)	—
Total	$535,032	$594,842
The $59.8 million decrease in our liquidity position from $594.8 million as of December 31, 2021 to $535.0 million as of June 30, 2022 was primarily related to ordinary movements in working capital, cash paid with respect to annual employee bonuses, tax payments, acquisitions, new hires, share and unit repurchases and redemptions, and our continued investment in Fenics Growth Platforms.
CLEARING CAPITAL
In November 2008, we entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on our behalf. In June 2020, this clearing capital agreement was amended to cover Cantor providing clearing services in all eligible financial products to us and not just U.S. Treasury and U.S. government agency securities. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to us, Cantor shall be entitled to request from us cash or other collateral acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement or Cantor will post cash or other collateral on our behalf for a commercially reasonable charge. During the three months ended June 30, 2023 and 2022, the Company was charged $0.5 million and $0.2 million, respectively, by Cantor for the cash or other collateral posted by Cantor on BGC’s behalf. During the six months ended June 30, 2023 and 2022, the Company was charged $0.8 million and $0.3 million, respectively, by Cantor for the cash or other collateral posted by Cantor on BGC’s behalf. Cantor had not requested any cash or other property from us as collateral as of June 30, 2023.
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
In January 2022, the FCA introduced a new Internal Capital and Risk Assessment (ICARA) process as a replacement for the Internal Capital Adequacy Assessment Process (ICAAP). The ICARA process incorporates business model assessment, forecasting and stress testing, recovery planning and wind-down planning. All firms were required to submit their proposed ICARA documentation by March 31, 2023, after which the FCA will provide feedback that may require further documentation and may lead to a change in capital requirements. The adoption of these proposed rules could restrict the ability of our large bank and broker-dealer customers to operate trading businesses and to maintain current capital market exposures under the present structure of their balance sheets, and will cause these entities to need to raise additional capital in order to stay active in our marketplaces.
In July 2023, the FCA further ensured that Consumer duty is at the heart of every financial institution by rolling our Principle 12 specifically related to Consumer Duty, where a firm must act to deliver good outcomes for retail customers. This initiative is poised to redefine the relationship between consumers and financial institutions, where the FCA has demanded financial institutions foster a culture of trust, transparency, and accountability. Under Consumer Duty, the onus has shifted to financials institutions to prioritize their customers’ best interest in every consideration made by the financial institution (the entire customer life cycle) including demonstration and evidence that the product/service/action is in the best interest of the customer. Although not immediately applicable to our business as we do not conduct business directly with the retail section, we are conscious of the impact that this will have on underlying clients who have obligations to fulfil. In so doing, they may require our firm to provide additional reporting in order to help them evidence their obligations.
In addition, the majority of our other foreign subsidiaries are subject to similar regulation by the relevant authorities in the countries in which they do business. Certain other of our foreign subsidiaries are required to maintain non-U.S. net capital requirements. For example, in Hong Kong, BGC Securities (Hong Kong), LLC, GFI (HK) Securities LLC and Sunrise Brokers (Hong Kong) Limited are regulated by the Securities and Futures Commission. BGC Capital Markets (Hong Kong), Limited and GFI (HK) Brokers Ltd are regulated by The Hong Kong Monetary Authority. All are subject to Hong Kong net capital requirements. In France, Aurel BGC and BGC France Holdings; in Australia, BGC Partners (Australia) Pty Limited and Fixed Income Solutions Pty Limited. In Japan, BGC Shoken Kaisha Limited’s Tokyo branch; in Singapore, BGC Partners (Singapore) Limited, GFI Group Pte Ltd and Ginga Global Markets Pte Ltd; in Korea, BGC Capital Markets & Foreign Exchange Broker (Korea) Limited and GFI Korea Money Brokerage Limited; in the Philippines, GFI Group (Philippines) Inc. and in Brazil, BGC Liquidez Distribuidora De Titulos E Valores Mobiliarios Ltda., all have net capital requirements imposed upon them by local regulators.
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
As of June 30, 2023, $715.9 million of net capital were held by regulated subsidiaries. As of June 30, 2023, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $388.8 million.
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

EQUITY
Class A Common Stock
Changes in shares of BGC Class A common stock outstanding were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shares outstanding at beginning of period	340,875	326,563	325,858	317,023
Share issuances:
Redemptions/exchanges of limited partnership interests¹	17,082	5,071	30,226	11,714
Vesting of RSUs	534	589	2,630	2,571
Acquisitions	3,494	274	4,152	1,186
Other issuances of BGC Class A common stock	(3)	339	11	342
Restricted stock forfeitures	(190)	(4)	(239)	(4)
Treasury stock repurchases	(9,814)	(8,745)	(10,660)	(8,745)
Shares outstanding at end of period	351,978	324,087	351,978	324,087

____________________________
1Included in redemptions/exchanges of limited partnership interests for the three months ended June 30, 2023 and 2022 are 13.3 million shares of BGC Class A common stock granted in connection with the cancellation of 19.1 million LPUs, and 4.7 million shares of BGC Class A common stock granted in connection with the cancellation of 4.8 million LPUs, respectively. Included in redemptions/exchanges of limited partnership interests for the six months ended June 30, 2023 and 2022 are 20.2 million shares of BGC Class A common stock granted in connection with the cancellation of 26.4 million LPUs, and 7.9 million shares of BGC Class A common stock granted in connection with the cancellation of 8.1 million LPUs, respectively. Because LPUs are included in the Company’s fully diluted share count, if dilutive, redemptions/exchanges in connection with the issuance of BGC Class A common stock would not impact the fully diluted number of shares outstanding.
Class B Common Stock
The Company did not issue any shares of BGC Class B common stock during both the three and six months ended June 30, 2023 and 2022. As of both June 30, 2023 and December 31, 2022, there were 45.9 million shares of BGC Class B common stock outstanding.
Unit Redemptions and Share Repurchase Program
The Company’s Board and Audit Committee have authorized repurchases of BGC Class A common stock and redemptions of limited partnership interests or other equity interests in the Company’s subsidiaries. On November 4, 2022, the Board and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $400.0 million, which could include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of June 30, 2023, the Company had $326.4 million remaining from its share repurchase and unit redemption authorization. On July 3, 2023, the BGC Group Board approved BGC Group’s share repurchase authorization in an amount up to $400.0 million. From time to time, the Company may actively continue to repurchase shares.

The tables below represent the units redeemed and/or shares repurchased for cash and do not include units redeemed/cancelled in connection with the grant of shares of BGC Class A common stock nor the limited partnership interests exchanged for shares of BGC Class A common stock. The gross unit redemptions and share repurchases of BGC Class A common stock during the three and six months ended June 30, 2023 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted-Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That Could Be Redeemed/ Purchased Under the Program at June 30, 2023
Redemptions[1,2]
January 1, 2023—March 31, 2023	23	$3.90
April 1, 2022—June 30, 2022	422	4.91
Total Redemptions	445	$4.85
Repurchases[3,4]
January 1, 2023—March 31, 2023	846	$4.97
April 1, 2023—April 30, 2023	3,086	4.48
May 1, 2023—May 31, 2023	3,300	4.36
June 1, 2023—June 30, 2023	3,428	4.48
Total Repurchases	10,660	$4.48
Total Redemptions and Repurchases	11,105	$4.50	$326,449

___________________________
1During the three months ended June 30, 2023 the Company redeemed 0.3 million LPUs at an aggregate redemption price of $1.4 million for a weighted-average price of $4.71 per unit. During the three months ended June 30, 2023, the Company redeemed 0.1 million FPUs at an aggregate redemption price of $0.7 million for a weighted-average price of $5.32 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 13.3 million shares of BGC Class A common stock during the three months ended June 30, 2023, nor the limited partnership interests exchanged for 7.1 million shares of BGC Class A common stock during the three months ended June 30, 2023.
2During the six months ended June 30, 2023 the Company redeemed 0.3 million LPUs at an aggregate redemption price of $1.4 million for a weighted-average price of $4.71 per unit. During the six months ended June 30, 2023, the Company redeemed 0.2 million FPUs at an aggregate redemption price of $0.8 million for a weighted-average price of $5.11 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 20.2 million shares of BGC Class A common stock during the six months ended June 30, 2023, nor the limited partnership interests exchanged for 13.4 million shares of BGC Class A common stock during the six months ended June 30, 2023.
3During the three months ended June 30, 2023, the Company repurchased 9.8 million shares of BGC Class A common stock at an aggregate price of $43.6 million for a weighted-average price of $4.44 per share.
4During the six months ended June 30, 2023, the Company repurchased 10.7 million shares of BGC Class A common stock at an aggregate price of $47.8 million for a weighted-average price of $4.48 per share.

The gross unit redemptions and share repurchases of BGC Class A common stock during the three and six months ended June 30, 2022 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted-Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That Could Be Redeemed/ Purchased Under the Program at June 30, 2022
Redemptions[1,2]
January 1, 2022—March 31, 2022	43	$4.01
April 1, 2022—June 30, 2022	1,010	3.81
Total Redemptions	1,053	$3.82
Repurchases[3,4]
January 1, 2022—March 31, 2022	—	$—
April 1, 2022—April 30, 2022	—	—
May 1, 2022—May 31, 2022	1,150	3.70
June 1, 2022—June 30, 2022	7,595	3.31
Total Repurchases	8,745	$3.36
Total Redemptions and Repurchases	9,798	$3.41	$158,404
____________________________
1During the three months ended June 30, 2022, the Company redeemed 1.0 million LPUs at an aggregate redemption price of $3.7 million for a weighted-average price of $3.84 per unit. During the three months ended June 30, 2022, the Company redeemed 40 thousand FPUs at an aggregate redemption price of $0.1 million for a weighted-average price of $2.94 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 4.7 million shares of BGC Class A common stock during the three months ended June 30, 2022, nor the limited partnership interests exchanged for 0.7 million shares of BGC Class A common stock during the three months ended June 30, 2022.
2During the six months ended June 30, 2022, the Company redeemed 1.0 million LPUs at an aggregate redemption price of $3.8 million for a weighted-average price of 3.85 per unit. During the six months ended June 30, 2022, the Company redeemed 0.1 million FPUs at an aggregate redemption price of $0.2 million for a weighted-average price of 3.33 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 7.9 million shares of BGC Class A common stock during the six months ended June 30, 2022, nor the limited partnership interests exchanged for 4.5 million shares of BGC Class A common stock during the six months ended June 30, 2022.
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

The weighted-average share counts, including securities that were anti-dilutive for our earnings per share calculations, for the three months ended June 30, 2023 were as follows (in thousands):

Three Months Ended June 30, 2023
Common stock outstanding[1]	391,745
Partnership units[2]	110,459
RSUs (Treasury stock method)	1,682
Other	1,607
Total[3]	505,493
______________________________
1Common stock consisted of shares of BGC Class A common stock, shares of BGC Class B common stock and contingent shares of our Class A common stock for which all necessary conditions have been satisfied except for the passage of time. For the three months ended June 30, 2023, the weighted-average number of shares of BGC Class A common stock was 344.6 million and shares of BGC Class B common stock was 45.9 million.
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
3For the three months ended June 30, 2023, 114.2 million of potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended June 30, 2023, included 110.5 million limited partnership interests and 3.8 million other contracts to issue shares of BGC Class A common stock, including RSUs. Also as of June 30, 2023, 39.6 million shares of contingent BGC Class A common stock, N units, RSUs, and LPUs were excluded from fully diluted EPS computations because the conditions for issuance had not been met by the end of the period. The contingent BGC Class A common stock is recorded as a liability and included in “Accounts payable, accrued and other liabilities” in our unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2023.
The fully diluted period-end spot share count was as follows (in thousands):

As of June 30, 2023
Common stock outstanding	397,863
Partnership units	85,823
RSUs (Treasury stock method)	16,858
Other	2,985
Total	503,529
Exchange Agreement
On June 5, 2015, we entered into the Exchange Agreement with Cantor providing Cantor, CFGM and other Cantor affiliates entitled to hold BGC Partners Class B common stock the right to exchange BGC Partners Class A common stock into shares of BGC Partners Class B common stock from time to time, on a one-to-one basis, subject to adjustment. As of June 30, 2023, Cantor and CFGM did not own any shares of BGC Partners Class A common stock. In connection with the Corporate Conversion on July 1, 2023, the Exchange Agreement with Cantor terminated based on its own terms.
Amendments to the BGC Holdings Limited Partnership Agreement
The following discussion of the BGC Holdings limited partnership agreement discusses the limited partnership agreement as it was in effect prior to the Corporate Conversion that was completed on July 1, 2023. For more information regarding the completion of the Corporate Conversion, see “Corporate Conversion” herein, and Note 26—“Subsequent Events” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
On November 4, 2015, partners of BGC Holdings created five classes of non-distributing partnership units. These N Units carry the same name as the underlying unit with the insertion of an additional “N” to designate them as the N Unit type and are designated as NREUs, NPREUs, NLPUs, NPLPUs and NPPSUs. The N Units were not entitled to participate in partnership distributions, were not allocated any items of profit or loss and could not be made exchangeable into shares of BGC Class A common stock.

Subject to the approval of the Compensation Committee or its designee, certain N Units could be converted into the underlying unit type (i.e., an NREU will be converted into an REU) and would then participate in partnership distributions, subject to terms and conditions determined by the general partner of BGC Holdings in its sole discretion, including that the recipient continue to provide substantial services to the Company and comply with his or her partnership obligations. Such N Units were not included in the fully diluted share count.
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
The Second Amended and Restated BGC Holdings Limited Partnership Agreement also removed certain classes of BGC Holdings units that were no longer outstanding, and permits the general partner of BGC Holdings to determine the total number of authorized BGC Holdings units. The Second Amended and Restated BGC Holdings Limited Partnership Agreement was approved by the Audit Committee.
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
Upon completion of the Corporate Conversion, on July 1, 2023, there were no units of BGC Holdings outstanding, and the BGC Holdings limited partnership agreement was terminated.
Registration Statements
On March 8, 2021, BGC Partners filed the March 2021 Form S-3 with respect to the issuance and sale of up to an aggregate of $300.0 million shares of BGC Class A common stock from time to time on a delayed or continuous basis. On August 3, 2022, the March 2021 Form S-3 was declared effective by the SEC, and BGC Partners entered into the August 2022 Sales Agreement on August 12, 2022. On July 3, 2023, in connection with the Corporate Conversion, BGC Group filed a post-effective amendment to the March 2021 Form S-3, pursuant to which it adopted the March 2021 Form S-3 as its own registration statement. Also on July 3, 2023, BGC Group assumed the August 2022 Sales Agreement, as amended and restated to replace references to BGC Partners with references to BGC Group and to make other ministerial changes (the “July 2023 Sales Agreement”). We may sell up to an aggregate of $300.0 million of shares of Class A Common Stock pursuant to the terms of the July 2023 Sales Agreement. Under this Sales Agreement, we agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. CF&Co is a wholly owned subsidiary of Cantor and an affiliate of BGC. For additional information on our CEO Program sales agreement, see Note 13—“Related Party Transactions” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We intend to use the net proceeds of any shares of BGC Class A common stock sold for general corporate purposes, including for potential acquisitions, repurchases of shares of BGC Class A common stock from executive officers and other employees of ours or our subsidiaries and of Cantor and its affiliates. Prior to the Corporate Conversion, we also used the net proceeds for redemption of LPUs and FPUs in BGC Holdings. Certain of such executive officers and other employees of ours or our subsidiaries and of Cantor and its affiliates will be expected to use the proceeds from such sales to repay outstanding loans issued by, or credit enhanced by, Cantor, or BGC.
On September 3, 2010, BGC Partners filed a Registration Statement on Form S-4 with respect to the offer and sale of up to 20 million shares of BGC Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of June 30, 2023, BGC Partners had issued all 20.0 million shares of BGC Class A common stock under this registration statement.
On September 13, 2019, BGC Partners filed a Registration Statement on Form S-4 (the “2019 S-4 Registration Statement”), with respect to the offer and sale of up to 20 million shares of BGC Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of June 30, 2023, BGC Partners had issued an aggregate of 2.3 million shares of BGC Class A common stock under the 2019 Form S-4 Registration Statement. On July 3, 2023, in connection with the Corporate Conversion, BGC Group filed a post-effective amendment to the 2019 S-4 Registration Statement, pursuant to which it adopted the 2019 S-4 Registration Statement as its own registration statement.
On June 24, 2011, BGC Partners filed a Registration Statement on Form S-3 (the “DRIP Registration Statement”), with respect to the offer and sale of up to 10 million shares of BGC Class A common stock under the BGC Partners Dividend Reinvestment and Stock Purchase Plan. As of June 30, 2023, BGC Partners had issued 0.8 million shares of BGC Class A common stock under the Dividend Reinvestment and Stock Purchase Plan. On July 3, 2023, in connection with the Corporate Conversion, BGC Group filed a post-effective amendment to the DRIP Registration Statement, pursuant to which it adopted the DRIP Registration Statement as its own registration statement. Also in connection with the Corporate Conversion, BGC Group assumed and adopted the BGC Partners Dividend Reinvestment and Stock Purchase Plan, as amended and restated as the BGC Group, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan.
The Compensation Committee may grant stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other equity-based awards, including, prior to the closing of the Corporate
Conversion, to provide exchange rights for shares of BGC Class A common stock upon exchange of LPUs. On November 22, 2021, at BGC Partners’ Annual Meeting of Stockholders, BGC Partners’ stockholders approved amendments to the BGC Partners Equity Plan to increase from 400 million to 500 million the aggregate number of shares of BGC Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the BGC Partners Equity Plan, subject to adjustment, and to remove the annual per-participant limit of 15 million awards that may be granted under the BGC Partners Plan. As of June 30, 2023, the limit on the aggregate number of shares authorized to be delivered under the BGC Partners Equity Plan allowed for the grant of future awards relating to 90.0 million shares of BGC Class A common stock. The BGC Partners Equity Plan was assumed by BGC Group pursuant to the Corporate Conversion, as amended and restated as the BGC Group Equity Plan, and provides for a maximum of 600 million shares of BGC Class A common stock that may be delivered or cash settled pursuant to the exercise or settlement of awards granted under the BGC Group Equity Plan. On July 3, 2023, in connection with the Corporate Conversion, BGC Group filed a Registration Statement on Form S-8 for the BGC Group Equity Plan, registering the offer and sale of up to 600 million shares of BGC Class A common stock.
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
As of June 30, 2023, the Company has issued 1.4 million shares of BGC Class A common stock, 0.2 million of RSUs and paid $53.4 million in cash related to such contingent payments.

As of June 30, 2023, 0.8 million shares of BGC Class A common stock, including contingent shares for which all necessary conditions have been satisfied except for the passage of time and are included in our computation of basic EPS, 0.5 million shares of restricted BGC Class A common stock, and $3.1 million in cash remain to be issued if the targets are met, net of forfeitures and other adjustments.
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
On August 19, 2022, the Court issued a post-trial memorandum opinion in favor of BGC, its directors, and controlling shareholders, ruling that the Transaction was entirely fair to BGC’s shareholders with respect to both process and price. The Court found that “Berkeley Point was, by all accounts, a unique asset particularly appealing to BGC” and that the price negotiated by BGC’s Special Committee and agreed to by Cantor Fitzgerald was at the “lower end” of a range of reasonable prices. The Court further found the Special Committee was “independent, fully empowered, and well-functioning.” Final judgment in the case was entered for the defendants and against the plaintiffs on September 27, 2022. The same day, the plaintiffs filed a notice of appeal, seeking reversal of the memorandum opinion and final judgment. The briefing of the appeal before the Delaware Supreme Court is now complete, and oral argument took place on May 24, 2023.
BGC continues to believe that the appeal of the Court’s final judgement is without merit. However, as in any litigated matter, the outcome cannot be determined with certainty.
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
PURCHASE OF LIMITED PARTNERSHIP INTERESTS
Cantor had the right to purchase Cantor units from BGC Holdings upon redemption of non-exchangeable FPUs redeemed by BGC Holdings upon termination or bankruptcy of the Founding/Working Partner. In addition, pursuant to Article Eight, Section 8.08 of the Second Amended and Restated BGC Holdings Limited Partnership Agreement, where either current, terminating, or terminated partners are permitted by the Company to exchange any portion of their FPUs and Cantor consents to such exchangeability, the Company shall offer to Cantor the opportunity for Cantor to purchase the same number of Cantor units in BGC Holdings at the price that Cantor would have paid for Cantor units had the Company redeemed the FPUs. If Cantor acquires any Cantor units as a result of the purchase or redemption by BGC Holdings of any FPUs, Cantor will be entitled to the benefits (including distributions) of such units it acquires from the date of termination or bankruptcy of the applicable Founding/Working Partner. In addition, as of June 30, 2023, any such Cantor units purchased by Cantor were exchangeable for up to 23.6 million shares of BGC Class B common stock or, at Cantor’s election or if there are no such additional shares of BGC Class B common stock, shares of BGC Class A common stock, in each case on a one-for-one basis (subject to customary anti-dilution adjustments).
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
On June 30, 2023, Cantor purchased from BGC Holdings an aggregate of 5,425,209 Cantor units for an aggregate consideration of $9,715,772 as a result of the redemption of 5,425,209 FPUs, and 324,223 Cantor units for an aggregate consideration of $598,712 as a result of the exchange of 324,223 FPUs.
As of June 30, 2023, there were no FPUs in BGC Holdings remaining.
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
DEBT REPURCHASE PROGRAM
On June 11, 2020, BGC Partners’ Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by BGC Partners of up to $50.0 million of Company Debt Securities. Repurchases of Company Debt Securities, if any, are expected to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption.
Under the authorization, BGC Partners could make repurchases of Company Debt Securities for cash from time to time in the open market or in privately negotiated transactions upon such terms and at such prices as management determined. Additionally, the Company was authorized to make any such repurchases of Company Debt Securities through CF&Co (or its affiliates), in its capacity as agent or principal, or such other broker-dealers as management determined to utilize from time to time, and such repurchases would be subject to brokerage commissions which are no higher than standard market commission rates.
As of June 30, 2023, BGC Partners had $50.0 million remaining from its debt repurchase authorization. On July 1, 2023, in connection with the Corporate Conversion, the BGC Group Board authorized a debt repurchase program for the repurchase by BGC Group of up to $50.0 million of Company Debt Securities on the same terms as BGC Partners’ prior debt repurchase program.
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
UNIT REDEMPTIONS AND EXCHANGES—EXECUTIVE OFFICERS
On April 1, 2021, the Compensation Committee granted Mr. Windeatt 128,279 non-exchangeable limited partnership interests of BGC Holdings, and on April 1, 2023, such non-exchangeable limited partnership interests became immediately exchangeable for an aggregate of 128,279 shares of Class A common stock. On June 8, 2023, the Company repurchased all of such 128,279 exchangeable limited partnership interests held by Mr. Windeatt at a price of $4.79, the closing price of a share of Class A Common Stock on June 8, 2023. This repurchase was approved by the Compensation Committee of BGC Partners.
In connection with the Corporate Conversion, on June 2, 2023 Mr. Merkel sold 150,000 shares of Class A common stock to BGC Partners at $4.21 per share, the closing price of a share of Class A common stock on June 2, 2023. The transaction was approved by the Audit and Compensation Committees of the Board of BGC Partners and was made pursuant to BGC Partners’ stock buyback authorization.
In connection with the Corporate Conversion, on May 18, 2023, the BGC Partners Compensation Committee approved the redemption of all of the non-exchangeable BGC Holdings units held by Mr. Stephen Merkel at that time. On May 18, 2023, Mr. Merkel’s 148,146 NPSU-CVs, 33,585 PSU-CVs, and 74,896 PSUs were redeemed for zero and an aggregate of 256,627 shares of Class A Common Stock were granted to Mr. Merkel, and 148,146 NPPSU-CVs with a total determination amount of $681,250 and 33,585 PPSU-CVs with a total determination amount of $162,500 were redeemed for an aggregate cash payment of $843,750. After deduction of shares of BGC Partners Class A common stock to satisfy applicable tax withholding through the surrender of shares of BGC Partners Class A common stock valued at $4.61 per share, Mr. Merkel received 196,525 net shares of Class A Common Stock.
Since Mr. Lutnick had previously repeatedly waived his rights under the standing policy, as of May 18, 2023 his rights had accumulated for 7,879,736 non-exchangeable PSUs, and 103,763 non-exchangeable PPSUs with a determination amount of $474,195. Due to the May 18, 2023 monetization of all of Mr. Merkel’s then-remaining non-exchangeable BGC Holdings units, on such date Mr. Lutnick received additional incremental monetization rights for his then-remaining 3,452,991 non-exchangeable PSUs, and 1,348,042 non-exchangeable PPSUs with a determination amount of $6,175,805.
In connection with the Corporate Conversion and, as a result of the monetization event for Mr. Merkel, on May 18, 2023 Mr. Lutnick elected to exercise in full his monetization rights under the standing policy, which he had previously waived in prior years. All of the non-exchangeable BGC Holdings units that Mr. Lutnick held at that time were monetized as follows: 11,332,727 PSUs were redeemed for zero and 11,332,727 shares of Class A Common Stock were granted to Mr. Lutnick, and 1,451,805 PPSUs with an aggregate determination amount of $6,650,000 were redeemed for an aggregate cash payment of $6,650,000. After deduction of applicable tax withholding through the surrender of shares of BGC Partners Class A common stock valued at $4.61 per share, Mr. Lutnick received 5,710,534 net shares of Class A Common Stock.
On May 18, 2023, Mr. Lutnick also exchanged his then-remaining 520,380 exchangeable PSUs for 520,380 shares of Class A Common Stock. After deduction of applicable tax withholding through the surrender of shares of BGC Partners Class A common stock valued at $4.61 per share, Mr. Lutnick received 232,610 net shares of Class A Common Stock. In addition, on May 18, 2023, Mr. Lutnick’s then-remaining 1,474,930 non-exchangeable HDUs were redeemed for a cash capital account payment of $9,148,000, $2.1 million of which was paid by BGC Partners with the remainder paid by Newmark Group, Inc. As a result of the various transactions on May 18, 2023 described above, on May 18, 2023, Mr. Lutnick no longer held any limited partnership units of BGC Holdings.

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
Mr. Windeatt 2023 Deed of Amendment
On July 12, 2023, Mr. Windeatt executed a Deed of Amendment (the “2023 Deed of Amendment”) with the U.K. Partnership which amends his prior executed Deed of Adherence with the U.K. Partnership regarding the terms of his employment. Under the 2023 Deed of Amendment, the initial period of Mr. Windeatt’s membership in the U.K. Partnership was extended September 30, 2025 to December 31, 2028. In addition, under the 2023 Deed of Amendment, commencing January 1, 2027, either party may terminate the Deed by giving written notice to the other party at least 24 months prior to the expiration of the initial period. Mr. Windeatt’s membership, unless terminated earlier in accordance with the terms of the Deed, will continue following December 31, 2028 on the same terms and conditions set forth in the Deed until written notice to terminate is provided and the 24-month notice period expires.
Pursuant to the 2023 Deed of Amendment, Mr. Windeatt is also entitled to an increase in drawings from an aggregate amount of £600,000 per year to an aggregate amount of £700,000 per year (£58,333.33 per month) effective January 1, 2023, which shall be reviewed by the Compensation Committee annually. Mr. Windeatt is also eligible for additional allocations of the U.K. Partnership’s profits, subject to the approval of the Compensation Committee.
In connection and in consideration for Mr. Windeatt’s execution of the 2023 Deed of Amendment, on July 10, 2023 the Company approved accelerating the vesting of 720,509 of the Company’s RSUs held by Mr. Windeatt (calculated based upon the closing price of the Company’s Class A common stock on July 10, 2023 which was $4.45) and the vesting of $780,333 of the RSU Tax Account held by Mr. Windeatt. Such RSUs and RSU Tax Account amount vested on July 12, 2023, and the total value of this transaction was approximately $3,986,600.
MARKET SUMMARY
The following table provides certain volume and transaction count information for the quarterly periods indicated:

	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Notional Volume (in billions)
Total Fully Electronic volume	$13,736	$13,571	$10,626	$10,471	$11,336
Total Hybrid volume	73,109	74,498	58,022	65,404	63,558
Total Fully Electronic and Hybrid volume	$86,845	$88,069	$68,648	$75,875	$74,894
Transaction Count (in thousands, except for days)
Total Fully Electronic transactions	4,351	4,550	3,913	3,905	3,876
Total Hybrid transactions	1,409	1,731	1,431	1,399	1,499
Total Fully Electronic and Hybrid transactions	5,760	6,281	5,344	5,304	5,375
Trading days	64	64	64	64	62
_____________________________________
Note: Certain information may have been recast with current estimates to reflect changes in reporting methodology. Such revisions have no impact on the Company’s revenues or earnings.
Fully Electronic volume, including new products, was $13.7 trillion for the three months ended June 30, 2023, compared to $11.3 trillion for the three months ended June 30, 2022. Our Hybrid volume for the three months ended June 30, 2023 was $73.1 trillion, compared to $63.6 trillion for the three months ended June 30, 2022.
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
Revenue Recognition
We derive our revenues primarily through commissions from brokerage services, the spread between the buy and sell prices on matched principal transactions, fees from related parties, data, network and post-trade services, and other revenues. See Note 3—“Summary of Significant Accounting Policies” to BGC Partners’ consolidated financial statements in Part II, Item 8 of BGC Partners’ Annual Report on Form 10-K for the year ended December 31, 2022, for further information regarding revenue recognition.
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
Certain LPUs are granted exchangeability into shares of BGC or Newmark Class A common stock or are redeemed in connection with the grant of BGC or Newmark Class A common stock issued; BGC Class A common stock is issued on a one-for-one basis, and Newmark Class A common stock is issued based on the number of LPUs exchanged or redeemed multiplied by the then-current Exchange Ratio. At the time exchangeability is granted or shares of BGC or Newmark Class A common stock are issued, we recognize an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our unaudited Condensed Consolidated Statements of Operations. During the three months ended June 30, 2023 and 2022, we incurred equity-based compensation expense of $101.9 million and $20.5 million, respectively, related to LPUs and issuance of common stock. During the six months ended June 30, 2023 and 2022, we incurred equity-based compensation expense of $153.9 million and $50.6 million, respectively, related to LPUs and issuance of common stock.
Certain LPUs have a stated vesting schedule and do not receive quarterly allocations of net income. Compensation expense related to these LPUs is recognized over the stated service period, and these units generally vest between two and five years. During the three months ended June 30, 2023 and 2022, we incurred equity-based compensation expense related to these LPUs of $19.4 million and $15.6 million, respectively. During the six months ended June 30, 2023 and 2022, we incurred equity-based compensation expense related to these LPUs of $40.9 million and $34.6 million, respectively. This expense is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our unaudited Condensed Consolidated Statements of Operations.
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
As of June 30, 2023 and December 31, 2022, the aggregate balance of employee loans, net of reserve, was $325.8 million and $319.6 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our unaudited Condensed Consolidated Statements of Financial Condition. Compensation expense (benefit) for the above-mentioned employee loans for the three months ended June 30, 2023 and 2022 was $11.6 million and $14.5 million, respectively. Compensation expense (benefit) for the above-mentioned employee loans for the six months ended June 30, 2023 and 2022 was $25.5 million and $24.4 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our unaudited Condensed Consolidated Statements of Operations.
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
CAPITAL DEPLOYMENT PRIORITIES, DIVIDEND POLICY AND REPURCHASE PROGRAM
BGC’s current capital allocation priorities are to use our liquidity to return capital to stockholders and to continue investing in its high growth Fenics businesses. BGC plans to prioritize share and repurchases over dividends. We have repurchased or redeemed 11.1 million shares or units during the six months ended June 30, 2023.
Any dividends, if and when declared by our Board, will be paid on a quarterly basis. The dividend to our common stockholders is expected to be calculated based on a number of factors. No assurance can be made, however, that a dividend will be paid each quarter. The declaration, payment, timing, and amount of any future dividends payable by us will be at the sole discretion of our Board using the fully diluted share count.
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
BGC Class A common stock. Each share of BGC Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. As of June 30, 2023, there were 508.6 million shares of BGC Class A common stock issued and 352.0 million shares outstanding. On June 21, 2017, Cantor pledged 10.0 million shares of BGC Class A common stock in connection with a partner loan program. On November 23, 2018, those shares of BGC Class A common stock were converted into 10.0 million shares of BGC Class B common stock and remain pledged in connection with the partner loan program.
Through June 30, 2023, Cantor has distributed to its current and former partners an aggregate of 20.9 million shares of BGC Class A common stock, consisting of (i) 19.4 million April 2008 distribution rights shares, and (ii) 1.5 million February 2012 distribution rights shares. As of June 30, 2023, Cantor was still obligated to distribute to its current and former partners an aggregate of 15.8 million shares of BGC common stock, consisting of 14.0 million April 2008 distribution rights shares and 1.8 million February 2012 distribution rights shares.
On July 2, 2023, Cantor distributed an aggregate of 15.8 million shares of Class B common stock held by it (the “July 2023 distribution shares”) in satisfaction of its remaining deferred share distribution obligations pursuant to the April 2008 distribution rights shares and the February 2012 distribution rights shares. 14.0 million of the July 2023 distribution shares were distributed to satisfy April 2008 distribution rights shares and 1.8 million of the July 2023 distribution shares were distributed to satisfy February 2012 distribution rights shares. 15.4 million of the July 2023 distribution shares will remain Class B common stock in the hands of the recipient, and 0.4 million of such shares will convert into an equivalent number of shares of Class A common stock in the hands of the recipient pursuant to the terms of BGC Group’s Amended and Restated Certificate of Incorporation. Upon distribution of the July 2023 distribution shares, Cantor satisfied all obligations to deliver shares of common stock to satisfy the April 2008 distribution rights shares and February 2012 distribution rights shares.
From time to time, we may actively continue to repurchase shares of our Class A common stock including from Cantor, Newmark, our executive officers, other employees and others.

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
BGC Partners, Inc. Partnership Structure
The following discussion of our partnership structure pertains to the Company prior to the Corporate Conversion that was completed on July 1, 2023, and describes the partnership structure as it existed prior to the Corporate Conversion. For more information regarding the Company and the completion of its Corporate Conversion, see “Corporate Conversion” herein, and Note 26—“Subsequent Events” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We are a holding company with no direct operations, and our business is operated through two operating partnerships, BGC U.S. OpCo, which holds our U.S. businesses, and BGC Global OpCo, which holds our non-U.S. businesses. The limited partnership interests of the two operating partnerships are held by us and BGC Holdings, and the limited partnership interests of BGC Holdings were held by LPU holders, Founding Partners, and Cantor. We held the BGC Holdings general partnership interest and the BGC Holdings special voting limited partnership interest, which entitled us to remove and appoint the general partner of BGC Holdings, and served as the general partner of BGC Holdings, which entitled us to control BGC Holdings. BGC Holdings, in turn, held the BGC U.S. OpCo general partnership interest and the BGC U.S. OpCo special voting limited partnership interest, which entitled the holder thereof to remove and appoint the general partner of BGC U.S. OpCo, and the BGC Global OpCo general partnership interest and the BGC Global OpCo special voting limited partnership interest, which entitled the holder thereof to remove and appoint the general partner of BGC Global OpCo, and served as the general partner of BGC U.S. OpCo and BGC Global OpCo, all of which entitled BGC Holdings (and thereby us) to control each of BGC U.S. OpCo and BGC Global OpCo. BGC Holdings held its BGC Global OpCo general partnership interest through a company incorporated in the Cayman Islands, BGC Global Holdings GP Limited.
As of June 30, 2023, we held directly and indirectly, through wholly-owned subsidiaries, 397.9 million BGC U.S. OpCo limited partnership units and 397.9 million BGC Global OpCo limited partnership units, representing approximately 82.9% of the outstanding limited partnership units in both BGC U.S. OpCo and BGC Global OpCo. As of that date, BGC Holdings held 81.9 million BGC U.S. OpCo limited partnership units and 81.9 million BGC Global OpCo limited partnership units, representing approximately 17.1% of the outstanding limited partnership units in both BGC U.S. OpCo and BGC Global OpCo.
LPU holders, Founding Partners, and Cantor directly held BGC Holdings limited partnership interests. Since BGC Holdings in turn held BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests, LPU holders, Founding Partners, and Cantor indirectly had interests in BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests. Further, in connection with the Separation and Distribution Agreement, limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests who at that time held a BGC Holdings limited partnership interest received a corresponding Newmark Holdings limited partnership interest, equal in number to a BGC Holdings limited partnership interest divided by 2.2 (i.e., 0.4545 of a unit in Newmark Holdings). Accordingly, existing partners at the time of the Separation in BGC Holdings are also partners in Newmark Holdings and hold corresponding units issued at the applicable ratio. Thus, such partners have an indirect interest in Newmark OpCo.
As of June 30, 2023, excluding Preferred Units and N Units as described above, outstanding BGC Holdings partnership interests included 21.8 million LPUs and 64.0 million Cantor units. There were no FPUs outstanding as of June 30, 2023.
As of June 30, 2023, Cantor units in BGC Holdings were generally exchangeable for up to 23.6 million shares of BGC Class B common stock (or, at Cantor’s option or if there are no such additional authorized but unissued shares of our Class B common stock, BGC Class A common stock) on a one-for-one basis (subject to adjustments). Upon certain circumstances, Cantor had the right to acquire additional Cantor units in connection with the redemption of or grant of exchangeability to certain non-exchangeable BGC Holdings FPUs owned by persons who were previously Cantor partners prior to our 2008 acquisition of the BGC business from Cantor. Cantor has exercised this right from time to time.
On April 16, 2023, Cantor purchased from BGC Holdings an aggregate of 533,757 Cantor units for an aggregate consideration of $1,051,080 as a result of the redemption of 533,757 FPUs, and 85,775 Cantor units for aggregate consideration of $173,154 as a result of the exchange of 85,775 FPUs. On June 30, 2023, Cantor purchased from BGC Holdings an aggregate of 5,425,209 Cantor units for an aggregate consideration of $9,715,772 as a result of the redemption of 5,425,209 FPUs, and 324,223 Cantor units for an aggregate consideration of $598,712 as a result of the exchange of 324,223 FPUs. Following such purchases, as of June 30, 2023, there were no FPUs in BGC Holdings.
In order to facilitate partner compensation and for other corporate purposes, the BGC Holdings limited partnership agreement provided for Preferred Units, which are Working Partner units that may be awarded to holders of, or contemporaneous with the grant of, PSUs, PSIs, PSEs, LPUs, APSUs, APSIs, APSEs, REUs, RPUs, AREUs, and ARPUs. These Preferred Units carry the same name as the underlying unit, with the insertion of an additional “P” to designate them as Preferred Units.
Such Preferred Units may not be made exchangeable into BGC Class A common stock and accordingly were not included in the fully diluted share count. Each quarter, the net profits of BGC Holdings were allocated to such Units at a rate of either 0.6875% (which is 2.75% per calendar year) of the allocation amount assigned to them based on their award price, or such other amount as set forth in the award documentation, before calculation and distribution of the quarterly BGC Holdings distribution for the remaining BGC Holdings units. The Preferred Units were not entitled to participate in BGC Holdings distributions other than with respect to the Preferred Distribution. As of June 30, 2023, there were 29.5 million such units, including Preferred N Units, granted and outstanding.
On June 5, 2015, we entered into the Exchange Agreement providing Cantor, CFGM and other Cantor affiliates entitled to hold BGC Class B common stock the right to exchange from time to time, on a one-to-one basis, subject to adjustment, up to an aggregate of 34.6 million shares of BGC Class A common stock then owned or subsequently acquired by such Cantor entities for up to an aggregate of 34.6 million shares of BGC Class B common stock. Such shares of BGC Class B common stock, which could be acquired upon the exchange of exchangeable LPUs owned in BGC Holdings, were already included in the Company’s fully diluted share count. The Exchange Agreement enabled the Cantor entities to acquire the same number of shares of BGC Class B common stock that they were already entitled to acquire without having to exchange their exchangeable LPUs in our Holdings.
Under the Exchange Agreement, Cantor and CFGM had the right to exchange shares of BGC Class A common stock owned by them for the same number of shares of BGC Class B common stock. As of June 30, 2023, Cantor and CFGM did not own any shares of BGC Class A common stock.
We and Cantor have agreed that any shares of BGC Class B common stock issued in connection with the Exchange Agreement would be deducted from the aggregate number of shares of BGC Class B common stock that may be issued to the Cantor entities upon exchange of exchangeable LPUs in BGC Holdings. Accordingly, the Cantor entities would not be entitled to receive any more shares of BGC Class B common stock under this agreement than they were otherwise eligible to receive upon exchange of exchangeable LPUs.
Non-distributing partnership units, or N Units, carry the same name as the underlying unit with the insertion of an additional “N” to designate them as the N Unit type and are designated as NREUs, NPREUs, NLPUs, NPLPUs and NPPSUs. The N Units were not entitled to participate in BGC Holdings distributions, would not be allocated any items of profit or loss and could not be made exchangeable into shares of BGC Class A common stock. Subject to the approval of the Compensation Committee or its designee, certain N Units could be converted into the underlying unit type (i.e., an NREU may be converted into an REU) and then participate in BGC Holdings distributions, subject to terms and conditions determined by us as the general partner of BGC Holdings, in our sole discretion, including that the recipient continue to provide substantial services to us and comply with his or her partnership obligations.
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
The following diagram illustrates our organizational structure as of June 30, 2023. The diagram does not reflect the various subsidiaries of BGC, BGC U.S. OpCo, BGC Global OpCo, or Cantor, or the noncontrolling interests in our consolidated subsidiaries other than Cantor’s units in BGC Holdings. The diagram also does not reflect certain BGC Holdings partnership units and RSUs as follows: (a) 29.5 million Preferred Units, including Preferred N Units, granted and outstanding to BGC Holdings partners; (b) 39.2 million N Units, excluding Preferred N Units, granted and outstanding to BGC Holdings partners; (c) 22.5 million RSUs issued on June 30, 2023, in exchange for partners’ units in BGC Holdings; (d) 12.3 million RSUs issued prior to June 30, 2023; (e) RSU Tax Accounts associated with certain RSUs; (f) 1.7 million contingent shares issued in exchange for former partners’ units in BGC Holdings; and (g) 1.2 million contingent shares related to acquisitions. Additionally, the diagram does not take into account the effects of the Corporate Conversion that occurred after June 30, 2023.

STRUCTURE OF BGC PARTNERS, INC. AS OF JUNE 30, 2023

CF Group Management Inc.
Cantor Limited Partners
Cantor
Public Stockholders
• Limited Partnership Units (78.1% of economics of BGC Holdings)
• 13.3% indirect economic interest in BGC U.S. and BGC Global
• BGC Class B common stock (11.5% of economics and 56.6% of voting power of BGC Partners, Inc.)
• 9.6% indirect economic interest in BGC U.S. and BGC Global
• BGC Class A common stock (88.5% of economics and 43.4% of voting power of BGC Partners, Inc.)
• 73.4% indirect economic interest in BGC U.S. and BGC Global
BGC Partners, Inc.
• Limited Partnership Units (82.9% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Units (82.9% of economics of BGC Global)
Limited Partnership Units and Founding/Working Partner Units
• Limited Partnership Units (21.9% of economics of BGC Holdings)
• 3.7% indirect economic interest in BGC U.S. and BGC Global
BGC Holdings
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Units (17.1% of economics of BGC U.S.)
• General Partnership Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Units (17.1% of economics of BGC Global)
BGC U.S.
BGC Global

The diagram reflects the following activity of BGC Class A common stock and BGC Holdings partnership unit activity from January 1, 2023 through June 30, 2023 as follows: (a) 16.1 million shares of BGC Class A common stock issued for vested N Units; (b) 2.4 million shares of BGC Class A common stock issued for vested RSUs; (c) an aggregate of 4.3 million LPUs granted by BGC Holdings; (d) 10.7 million shares of BGC Class A common stock repurchased by us; (e) 2.8 million shares of Class A common stock issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-169232), of which there were no shares remaining available for issuance by us under such Registration Statement as of June 30, 2023, and 2.3 million shares of Class A common stock issued by us under our acquisition shelf 2019 S-4 Registration Statement (Registration No. 333-233761) but not the 17.7 million of such shares remaining available for issuance by us under such Registration Statement; (f) 0.5 million LPUs forfeited; (g) 0.7 million LPUs related to prior period adjustments; (h) 0.8 million LPUs for vested N Units; and (i) 20 thousand shares issued by us under our DRIP Registration Statement (Registration No. 333-173109), but not the 9.2 million of such shares remaining available for issuance by us under the DRIP Registration Statement.
On March 8, 2021, we filed a new CEO Program shelf registration statement on Form S-3 with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock from time to time on a delayed or continuous basis (the “March 2021 Form S-3”). On July 8, 2022, we filed an amendment to the March 2021 Form S-3. On August 3, 2022, the March 2021 Form S-3 was declared effective by the SEC. On August 12, 2022, we entered into the August 2022 Sales Agreement with CF&Co, pursuant to which we can offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock under the March 2021 Form S-3. Under the August 2022 Sales Agreement, we agreed to pay to CF&Co a commission of 2% of the gross proceeds from the sale of shares. As of June 30, 2023, we had not sold any shares of BGC Class A common stock or paid any commission to CF&Co under the August 2022 Sales Agreement.
Corporate Conversion
In connection with the Corporate Conversion, the Company completed various transactions in the three months ended June 30, 2023 which included:
•the redemption of certain non-exchangeable limited partnership units in connection with the issuance of shares of BGC Partners Class A common stock and the accompanying tax payments, which led to an equity-based compensation charge of $60.9 million;
•the exchange of the remaining 1.5 million exchangeable limited partnership units of BGC Holdings held by employees on June 30, 2023, for 1.0 million shares, after tax withholding, of BGC Partners Class A common stock;
•the redemption of certain non-exchangeable limited partnership units of BGC Holdings held by employees and issuance of 16.9 million BGC Partners RSUs on a one-for-one basis on June 30, 2023;
•the redemption of certain non-exchangeable Preferred Units of BGC Holdings held by employees and issuance of $49.2 million of BGC Partners RSU Tax Accounts on June 30, 2023, based on the fixed cash value of the Preferred Units redeemed;
•the redemption of the remaining 5.6 million non-exchangeable FPUs and issuances of BGC Partners RSUs on a one-for-one basis on June 30, 2023, which in turn reduced the “Redeemable Partnership Interest” to zero with an offsetting impact to “Total equity” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2023; and
•the purchase on June 30, 2023 by Cantor from BGC Holdings of an aggregate of 5,425,209 Cantor units for an aggregate consideration of $9,715,772 as a result of the redemption of 5,425,209 FPUs, and 324,223 Cantor units for an aggregate consideration of $598,712 as a result of the exchange of 324,223 FPUs.
On July 1, 2023, the Company completed its Corporate Conversion to a Full C-Corporation in order to reorganize and simplify its organizational structure. As a result of the Corporate Conversion, BGC Group became the public holding company for, and successor to, BGC Partners, and its Class A common stock began trading on Nasdaq, in place of BGC Partners’ Class A common stock, under the ticker symbol “BGC”. Upon completion of the Corporate Conversion, the former stockholders of BGC Partners, Inc. and the former limited partners of BGC Holdings, L.P. now participate in the economics of the BGC businesses through BGC Group, Inc.
Effective as of 12:01 a.m., Eastern Time, on July 1, 2023, BGC Holdings reorganized from a Delaware limited partnership into a Delaware limited liability company through a merger with and into Holdings Merger Sub (the “Holdings Reorganization Merger”), with Holdings Merger Sub continuing as a direct subsidiary of BGC Partners. Effective as of 12:02 a.m., Eastern Time, on July 1, 2023, Merger Sub 1 merged with and into BGC Partners (the “Corporate Merger”), with BGC Partners continuing as a direct subsidiary of BGC Group. At the same time, Merger Sub 2 merged with and into Holdings Merger Sub (the “Holdings Merger” and, together with the Holdings Reorganization Merger and the Corporate Merger, the “Corporate Conversion Mergers”), with Holdings Merger Sub continuing as a subsidiary of BGC Group. As a result of the Corporate Conversion Mergers, BGC Partners and BGC Holdings became wholly owned subsidiaries of BGC Group.
In the Holdings Reorganization Merger, each unit of BGC Holdings outstanding as of immediately prior to the Holdings Reorganization Merger was converted into a substantially equivalent equity interest in Holdings Merger Sub.

In the Corporate Merger, each share of Class A common stock, par value $0.01 per share, of BGC Partners and each share of Class B common stock, par value $0.01 per share, of BGC Partners outstanding was converted into one share of Class A common stock, par value $0.01 per share, of BGC Group and one share of Class B common stock, par value $0.01 per share, of BGC Group, respectively.
As a result of the Corporate Conversion:
•64.0 million Cantor units, including 5.7 million purchased on June 30, 2023, were converted into shares of BGC Group Class B common stock, subject to the terms and conditions of the Corporate Conversion Agreement, provided that a portion of the 64.0 million shares of BGC Group Class B common stock issued to Cantor will exchange into BGC Group Class A common stock in the event that BGC Group does not issue at least $75,000,000 in shares of BGC Group Class A or B common stock in connection with certain acquisition transactions prior to the seventh anniversary of the Corporate Conversion;
•BGC Group assumed all BGC Partners RSUs, RSU Tax Accounts or restricted stock awards outstanding as of June 30, 2023; and
•non-exchangeable limited partnership units of BGC Holdings were converted into equity awards denominated in cash, restricted stock and/or RSUs of BGC Group, each as further set forth in the Corporate Conversion Agreement. BGC Group granted 38.6 million restricted stock awards, 25.3 million RSUs, and $123.1 million of RSU Tax Accounts upon the conversion of the non-exchangeable shares of Holdings Merger Sub.
There were no limited partnership units of BGC Holdings remaining after the Corporate Conversion was completed.

POST-CORPORATE CONVERSION TRANSACTIONS STRUCTURE OF BGC GROUP, INC. AS OF JULY 10, 2023
The following diagram illustrates our organizational structure as of July 10, 2023. The diagram does not reflect the various subsidiaries of BGC, BGC U.S. OpCo, BGC Global OpCo, or Cantor, or the noncontrolling interests in our consolidated subsidiaries. The diagram also does not reflect certain ownership of BGC Group as follows: (a) 29.3 million shares of BGC Group Class A restricted common stock as these are not entitled to receive any dividends (included for voting power of BGC Group); (b) 34.8 million assumed RSUs; (c) 25.3 million RSUs converted from former partners’ units in BGC Holdings; (d) RSU Tax Accounts associated with certain RSUs; (e) 6.0 million contingent shares issued in exchange for former partners’ units in BGC Holdings; and (f) 1.2 million contingent shares issued in exchange for acquisition units.
* Percentage includes restricted shares issued in exchange for former partners’ units in BGC Holdings.

The diagram reflects the BGC Class A common stock and BGC Holdings partnership unit activity from January 1, 2023 through June 30, 2023 as described above in the “Structure of BGC Partners, Inc. as of June 30, 2023” organizational structure diagram contained herein. In addition, the diagram reflects the following activity of BGC Class A common stock, BGC Class B common stock, and BGC Holdings partnership unit activity from July 1, 2023 through July 10, 2023 as follows: (a) 64.0 million shares of BGC Class B common stock issued to Cantor in exchange for Cantor’s 64.0 million BGC Holdings partnership units; (b) 5.2 million shares of restricted BGC Class A common stock issued for limited partnership interests; (c) 15.8 million shares of BGC Class B common stock distributed by Cantor in satisfaction of its remaining deferred share distribution obligations pursuant to distribution rights provided to certain current and former partners of Cantor; (d) the restriction released on 4.2 million shares of BGC Class A common stock; (e) 0.4 million shares of BGC Class A common stock which were converted from 0.4 million shares of Class B common stock distributed by Cantor in satisfaction of its remaining deferred share distribution obligations pursuant to distribution rights provided to certain current and former partners of Cantor; (f) 0.7 million shares of BGC Class A common stock repurchased by us; and (g) 0.2 million shares of BGC Class A common stock issued for vested RSUs. No shares of Class A common stock were issued by us under our acquisition shelf 2019 S-4 Registration Statement (Registration No. 333-233761) between July 1, 2023 and July 10, 2023; 17.7 million of such shares remain available for issuance by us under such Registration Statement. Also, no shares of Class A common stock were issued by us under our DRIP Registration Statement (Registration No. 333-173109) between July 1, 2023 and July 10, 2023; 9.2 million of such shares remain available for issuance by us under the DRIP Registration Statement.
On July 3, 2023, in connection with the Corporate Conversion, BGC Group, Inc. filed a post-effective amendment to the March 2021 Form S-3, pursuant to which it adopted the March 2021 Form S-3 as its own registration. Also on July 3, 2023, BGC Group, Inc. assumed the August 2022 Sales Agreement, as amended and restated to replace references to BGC Partners with references to BGC Group, Inc. and to make other ministerial changes (the “July 2023 Sales Agreement”). We may sell up to an aggregate of $300.0 million of shares of Class A Common Stock pursuant to the terms of the July 2023 Sales Agreement. Under this Sales Agreement, we agreed to pay CF&Co 2% of the gross proceeds from the sale of shares.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Credit Risk
Credit risk arises from potential non-performance by counterparties and customers. BGC has established policies and procedures to manage its exposure to credit risk. BGC maintains a thorough credit approval process to limit exposure to counterparty risk and employs stringent monitoring to control the counterparty risk from its matched principal and agency businesses. BGC’s account opening and counterparty approval process includes verification of key customer identification, anti-money laundering verification checks and a credit review of financial and operating data. The credit review process includes establishing an internal credit rating and any other information deemed necessary to make an informed credit decision, which may include correspondence, due diligence calls and a visit to the entity’s premises, as necessary.
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
In addition, BGC incurs limited credit risk related to certain brokerage activities. The counterparty risk relates to the collectability of the outstanding brokerage fee receivables. The review process includes monitoring both the clients and the related brokerage receivables. The review includes an evaluation of the ongoing collection process and an aging analysis of the brokerage receivables.
Principal Transaction Risk
Through its subsidiaries, BGC executes matched principal transactions in which it acts as a “middleman” by serving as counterparty to both a buyer and a seller in matching back-to-back trades. These transactions are then settled through a recognized settlement system or third-party clearing organization. Settlement typically occurs within one to three business days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. BGC generally avoids settlement of principal transactions on a free-of-payment basis or by physical delivery of the underlying instrument. However, free-of-payment transactions may occur on a very limited basis.
The number of matched principal trades BGC executes has continued to grow as compared to prior years. Receivables from broker-dealers, clearing organizations, customers and related broker-dealers and Payables to broker-dealers, clearing organizations, customers and related broker-dealers on the Company’s unaudited Condensed Consolidated Statements of Financial Condition primarily represent the simultaneous purchase and sale of the securities associated with those matched principal transactions that have not settled as of their stated settlement dates. BGC’s experience has been that substantially all of these transactions ultimately settle at the contracted amounts, however, the ability to settle has the potential to be impacted by unforeseen circumstances.
Market Risk
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices or other factors will result in losses for a specified position. BGC may allow certain of its desks to enter into unmatched principal transactions in the ordinary course of business and hold long and short inventory positions. These transactions are primarily for the purpose of facilitating clients’ execution needs, adding liquidity to a market or attracting additional order flow. As a result, BGC may have market risk exposure on these transactions. BGC’s exposure varies based on the size of its overall positions, the risk characteristics of the instruments held and the amount of time the positions are held before they are disposed of. BGC has limited ability to track its exposure to market risk and unmatched positions on an intra-day basis; however, it attempts to mitigate its market risk on these positions by strict risk limits, extremely limited holding periods and hedging its exposure. These positions are intended to be held short term to facilitate customer transactions. However, due to a number of factors, including the nature of the position and access to the market on which it trades, BGC may not be able to unwind the position and it may be forced to hold the position for a longer period than anticipated. All positions held longer than intra-day are marked to market.
We also have Financial instruments owned, at fair value, of $40.5 million as of June 30, 2023. These include investments in equity securities, which are publicly-traded. Investments in equity securities carry a degree of risk, as there can be no assurance that the equity securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of equity securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in equity securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in equity securities. See Note 11—“Derivatives” and Note 12—“Fair Value of Financial Assets and Liabilities” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these investments and related hedging activities.
Our risk management procedures and strict limits are designed to monitor and limit the risk of unintended loss and have been effective in the past. However, there is no assurance that these procedures and limits will be effective at limiting unanticipated losses in the future. Adverse movements in the securities positions or a downturn or disruption in the markets for these positions could result in a substantial loss. In addition, principal gains and losses resulting from these positions could on occasion have a disproportionate effect, positive or negative, on BGC’s unaudited Condensed Consolidated Financial Condition and Results of Operations for any particular reporting period.
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

Foreign Currency Risk
BGC is exposed to risks associated with changes in FX rates. Changes in FX rates create volatility in the U.S. dollar equivalent of the Company’s revenues and expenses. In addition, changes in the remeasurement of BGC’s foreign currency denominated financial assets and liabilities are recorded as part of its results of operations and fluctuate with changes in foreign currency rates. BGC monitors the net exposure in foreign currencies on a daily basis and hedges its exposure as deemed appropriate with highly rated major financial institutions.
The majority of the Company’s foreign currency exposure is related to the U.S. dollar versus the pound sterling and the euro. For the financial assets and liabilities denominated in the pound sterling and euro, including foreign currency hedge positions related to these currencies, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar, holding all other assumptions constant. The analysis used the stress-tested scenario as the U.S. dollar strengthening against both the euro and the pound sterling. If as of June 30, 2023, the U.S. dollar had strengthened against both the euro and the pound sterling by 10%, the currency movements would have had an aggregate negative impact on our net income of approximately $8.3 million.
Interest Rate Risk
BGC had $1,394.0 million in fixed-rate debt outstanding as of June 30, 2023. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. In addition, as of June 30, 2023, BGC had no borrowings outstanding under its Revolving Credit Agreement. The Revolving Credit Agreement interest rate on borrowings was previously based on LIBOR or a defined base rate plus additional margin. On March 10, 2022, the Revolving Credit Agreement was amended, restated and increased, and the corresponding interest rate on any borrowings under its Revolving Credit Agreement is based on SOFR or a defined base rate plus additional margin.
BGC Partners had $950.0 million in fixed-rate debt outstanding as of August 4, 2023 with a weighted average interest rate of 5.513%. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. In addition, as of August 4, 2023, BGC Partners had $240.0 million in borrowings outstanding under its Revolving Credit Agreement. The Revolving Credit Agreement interest rate on borrowings is based on SOFR and is subject to fluctuations in SOFR.
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

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman of the Board and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman of the Board and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the Company disclosure controls and procedures as of June 30, 2023. Based on that evaluation, the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control over Financial Reporting
During both the three and six months ended June 30, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
2023 Annual Meeting of Stockholders Date
Our Board of Directors has set the date of the Company’s 2023 Annual Meeting of Stockholders (the “2023 Annual Meeting”) for November 14, 2023. The exact time and place of the 2023 Annual Meeting will be specified in our Notice of 2023 Annual Meeting and related proxy statement for the 2023 Annual Meeting.
Because the date of the 2023 Annual Meeting has been changed by more than 30 days from the first anniversary of our 2022 Annual Meeting of Stockholders, the Board has set a new deadline for the receipt of any stockholder proposals submitted for the 2023 Annual Meeting. If a stockholder desires to present a proposal for inclusion in our proxy statement for the 2023 Annual Meeting, the proposal must be submitted in writing to us for receipt not later than August 19, 2023. Additionally, to be included in our proxy materials, proposals must comply with the proxy rules relating to stockholder proposals, in particular Rule 14a-8 under the Exchange Act. Stockholders who wish to raise a proposal for consideration at the 2023 Annual Meeting, but who do not wish to submit a proposal for inclusion in our proxy materials pursuant to Rule 14a-8, should comply with our bylaws and deliver to us a copy of their proposal no later than August 19, 2023. As required by our bylaws, stockholders who intend to solicit proxies in support of director nominees other than our nominees must provide us with the information required by Rule 14a-19(b) under the Exchange Act. If a stockholder fails to timely provide such notice, the respective proposal need not be addressed in our proxy materials and the proxies may exercise their discretionary voting authority if the proposal is raised at the 2023 Annual Meeting. In either case, proposals should be sent to BGC Group, Inc., 499 Park Avenue, 3rd Floor, New York, NY 10022, Attention: Corporate Secretary.
Successor Entity Matters
On July 3, 2023, BGC Group filed a Current Report on Form 8-K12B disclosing that BGC Group became the successor issuer to BGC Partners as a result of the Corporate Conversion. Accordingly, Nasdaq has not filed a Form 25, and BGC Partners does not intend to file any Forms 15, to deregister the securities for which BGC Group has assumed reporting obligations under the Exchange Act. In addition, BGC Group succeeded to BGC Partners’ SEC file number with respect to Section 12(b) under the Exchange Act (File No. 001-35591). Following such succession, all filings by BGC Group made pursuant to the Exchange Act have been and will be made under SEC File No. 001-35591.

10b5-1 Trading Arrangements
During the quarter ended June 30, 2023, none of the Company’s directors or executive officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6.    EXHIBITS
The exhibit index set forth below is incorporated by reference in response to this ITEM 6.

Exhibit Number	Exhibit Title

2.1
Corporate Conversion Agreement, dated as of November 15, 2022, by and among BGC Partners, Inc., BGC Holdings, L.P., BGC Partners GP, LLC, BGC Group, Inc., BGC Partners II, Inc., BGC Partners II, LLC, BGC Holdings Merger Sub, LLC and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 2.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on November 16, 2022)*

2.2
Amendment to the Corporate Conversion Agreement, dated as of March 29, 2023, by and among BGC Partners, Inc., BGC Group, Inc., BGC Holdings, L.P., BGC GP, LLC, BGC Partners II, Inc., BGC Partners II, LLC, BGC Holdings Merger Sub, LLC and, solely for the purposes of certain provisions therein, Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 2.15 to the Registrant’s Annual Report on Form 10-K/A filed with the SEC on April 28, 2023)

3.1	Amended and Restated Certificate of Incorporation of BGC Group, Inc. (incorporated by reference to Exhibit 3.1 to BGC Group, Inc.’s Current Report on Form 8-K12B filed with the SEC on July 3, 2023)

3.2	Amended and Restated Bylaws of BGC Group, Inc. (incorporated by reference to Exhibit 3.2 to BGC Group, Inc.’s Current Report on Form 8-K12B filed with the SEC on July 3, 2023)

4.1
Indenture, dated as of September 27, 2019, between BGC Partners, Inc. and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on September 30, 2019)

4.2
Third Supplemental Indenture, dated as of May 25, 2023, between BGC Partners, Inc. and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on May 25, 2023)

4.3
Form of BGC Partners, Inc. 8.000% Senior Notes due 2028 (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.3 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on May 25, 2023)

10.1
Registration Rights Agreement, dated as of May 25, 2023, between BGC Partners, Inc. and the parties named therein (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on May 25, 2023)

10.2	BGC Group, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to BGC Group, Inc.’s Current Report on Form 8-K12B filed with the SEC on July 3, 2023)

10.3	BGC Group, Inc. Incentive Bonus Compensation Plan (incorporated by reference to Exhibit 10.2 to BGC Group, Inc.’s Current Report on Form 8-K12B filed with the SEC on July 3, 2023)

10.4
Amended, Restated and Consolidated Registration Rights Agreement, dated as of July 1, 2023, by and between BGC Group, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.3 to BGC Group, Inc.’s Current Report on Form 8-K12B filed with the SEC on July 3, 2023)

10.5
Amended and Restated Administrative Services Agreement, dated as of July 1, 2023, by and between Cantor Fitzgerald, L.P. and BGC Group, Inc. (incorporated by reference to Exhibit 10.4 to BGC Group, Inc.’s Current Report on Form 8-K12B filed with the SEC on July 3, 2023)

10.6
Amended and Restated Administrative Services Agreement, dated as of July 1, 2023, by and among Tower Bridge International Services L.P. and BGC Group, Inc. (incorporated by reference to Exhibit 10.5 to BGC Group, Inc.’s Current Report on Form 8-K12B filed with the SEC on July 3, 2023)

10.7	Form of Regulated Entity Administrative Services Agreement (incorporated by reference to Exhibit 10.6 to BGC Group, Inc.’s Current Report on Form 8-K12B filed with the SEC on July 3, 2023)

10.8
Deed of Amendment, dated July 12, 2023, to the Amended and Restated Deed of Adherence, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.1 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on July 13, 2023)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from BGC Group’s Quarterly Report on Form 10-Q for the period ended June 30, 2023 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).
*Certain schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K promulgated by the SEC. BGC Group agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Group, Inc.

/ S / HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

/ S / JASON W. HAUF
Name:	Jason W. Hauf
Title:	Chief Financial Officer
Date: August 9, 2023
[Signature page to the Quarterly Report on Form 10-Q for the period ended June 30, 2023 dated August 9, 2023.]