Form 10-Q
period 2023-09-30
BGC Group, Inc.
filed 2023-11-09
CIK 1094831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On November 7, 2023, the registrant had 386,790,893 shares of Class A common stock, $0.01 par value, and 109,452,953 shares of Class B common stock, $0.01 par value, outstanding.

BGC GROUP, INC.

Except as otherwise indicated or the context otherwise requires, as used herein, the terms “BGC,” the “Company,” “we,” “our,” and “us” refer to: (i) following the closing of the Corporate Conversion, effective July 1, 2023, BGC Group and its consolidated subsidiaries, including BGC Partners; and (ii) prior to the effective time of the Corporate Conversion, BGC Partners and its consolidated subsidiaries. See Note 1—“Organization and Basis of Presentation” to the unaudited Condensed Consolidated Financial Statements herein for more information regarding the Corporate Conversion, and refer to the “Glossary of Terms, Abbreviations and Acronyms” for the definitions of terms used above and throughout the remainder of this Quarterly Report on Form 10-Q.

GLOSSARY OF TERMS, ABBREVIATIONS AND ACRONYMS
The following terms, abbreviations and acronyms are used to identify frequently used terms and phrases that may be used in this report:

TERM	DEFINITION
2019 S-4 Registration Statement
On September 13, 2019, BGC filed a registration statement on Form S-4 with respect to the offer and sale of up to 20.0 million shares of BGC Class A common stock in connection with business combination transactions, including acquisition of other businesses, assets, properties or securities

2023 Deed of Amendment	On July 12, 2023, Mr. Windeatt executed a Deed of Amendment amending his existing Deed of Adherence with the U.K. Partnership regarding his employment

Adjusted Earnings	A non-GAAP financial measure used by the Company to evaluate financial performance, which primarily excludes (i) certain non-cash items and other expenses that generally do not involve the receipt or outlay of cash and do not dilute existing stockholders, and (ii) certain gains and charges that management believes do not best reflect the ordinary results of BGC

ADV	Average daily volume

Algomi	Algomi Limited, a wholly owned subsidiary of the Company, acquired on March 6, 2020

API	Application Programming Interface

April 2008 distribution rights shares	Cantor’s deferred stock distribution rights provided to current and former Cantor partners on April 1, 2008

Aqua	Aqua Securities L.P., an alternative electronic trading platform, which offers new pools of block liquidity to the global equities markets and is a 49%-owned equity method investment of the Company and 51% owned by Cantor

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

Audit Committee	Audit Committee of the Board

August 2022 Sales Agreement	CEO Program sales agreement, by and between the Company and CF&Co, dated August 12, 2022, pursuant to which the Company can offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock

Besso	Besso Insurance Group Limited, formerly a wholly owned subsidiary of the Company, acquired on February 28, 2017. Sold to The Ardonagh Group on November 1, 2021 as part of the Insurance Business Disposition

BGC
(i) Following the closing of the Corporate Conversion, BGC Group and, where applicable, its consolidated subsidiaries, including BGC Partners, and (ii) prior to the closing of the Corporate Conversion, BGC Partners and, where applicable, its consolidated subsidiaries

BGC or our Class A common stock	BGC Class A common stock, par value $0.01 per share

BGC or our Class B common stock	BGC Class B common stock, par value $0.01 per share

BGC Credit Agreement
Agreement between BGC Partners and Cantor, dated March 19, 2018, and assumed by BGC Group on October 6, 2023, that provides for each party or its subsidiaries to borrow up to $250.0 million, as amended on August 6, 2018 to increase the facility to $400.0 million

BGC Entity Group	BGC Partners, BGC Holdings, BGC U.S. OpCo and their respective subsidiaries (other than, prior to the Spin-Off, the Newmark Group), collectively, and in each case as such entities existed prior to the Corporate Conversion

BGC Global OpCo	BGC Global Holdings, L.P., an operating partnership, which holds the non-U.S. businesses of BGC and which is indirectly wholly owned, following the closing of the Corporate Conversion, by BGC Group

BGC Group	BGC Group, Inc., and where applicable its consolidated subsidiaries

TERM	DEFINITION
BGC Group 3.750% Senior Notes	$255.5 million principal amount of 3.750% senior notes maturing on October 1, 2024 and issued on October 6, 2023

BGC Group 4.375% Senior Notes	$288.2 million principal amount of 4.375% senior notes maturing on December 15, 2025 and issued on October 6, 2023

BGC Group 8.000% Senior Notes	$347.2 million principal amount of 8.000% senior notes maturing on May 25, 2028 and issued on October 6, 2023

BGC Group Equity Plan
Eighth Amended and Restated BGC Partners Long Term Incentive Plan, as amended and restated and renamed the “BGC Group, Inc. Long Term Incentive Plan” and assumed by BGC Group in connection with the Corporate Conversion

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

BGC Partners 3.750% Senior Notes
$300.0 million principal amount of 3.750% senior notes maturing on October 1, 2024 and issued on September 27, 2019. Following the Exchange Offer on October 6, 2023 $44.5 million aggregate principal amount of the BGC Partners 3.750% Senior Notes remain outstanding

BGC Partners 4.375% Senior Notes
$300.0 million principal amount of 4.375% senior notes maturing on December 15, 2025 and issued on July 10, 2020. Following the Exchange Offer on October 6, 2023 $11.8 million aggregate principal amount of the BGC Partners 4.375% Senior Notes remain outstanding

BGC Partners 5.375% Senior Notes	$450.0 million principal amount of 5.375% senior notes which matured on July 24, 2023 and were issued on July 24, 2018

BGC Partners 8.000% Senior Notes
$350.0 million principal amount of 8.000% senior notes maturing on May 25, 2028 and issued on May 25, 2023. Following the Exchange Offer on October 6, 2023 $2.8 million aggregate principal amount of the BGC Partners 8.000% Senior Notes remain outstanding

BGC Partners Equity Plan	Eighth Amended and Restated Long Term Incentive Plan, approved by BGC Partners’ stockholders at the annual meeting of stockholders on November 22, 2021

BGC Partners Incentive Plan	BGC Partners’ Second Amended and Restated Incentive Bonus Compensation Plan, approved by BGC Partners’ stockholders at the annual meeting of stockholders on June 6, 2017

BGC Partners Notes	BGC Partners 3.750% Senior Notes, BGC Partners 4.375% Senior Notes, BGC Partners 5.375% Senior Notes and BGC Partners 8.000% Senior Notes issued by BGC Partners

BGC U.S. OpCo	BGC Partners, L.P., an operating partnership, which holds the U.S. businesses of BGC and which is indirectly wholly owned, following the closing of the Corporate Conversion, by BGC Group

Board	Board of Directors of the Company

Brexit	Exit of the U.K. from the EU

Cantor	Cantor Fitzgerald, L.P. and, where applicable, its consolidated subsidiaries

Cantor group	Cantor and its subsidiaries other than BGC, including Newmark

Cantor units	Limited partnership interests, prior to the Corporate Conversion, of BGC Holdings, held by the Cantor group, which BGC Holdings units were exchangeable into shares of BGC Class A common stock or BGC Class B common stock, as applicable

TERM	DEFINITION
CCRE	Cantor Commercial Real Estate Company, L.P.

CECL	Current Expected Credit Losses

CEO Program	Controlled equity offering program

CF&Co	Cantor Fitzgerald & Co., a wholly owned broker-dealer subsidiary of Cantor

CFGM	CF Group Management, Inc., the general partner of Cantor

CFTC	Commodity Futures Trading Commission

Charity Day	BGC’s annual event held on September 11th where employees of the Company raise proceeds for charity

Class B Issuance	Issuance by BGC Partners of 10,323,366 and 712,907 shares of BGC Class B common stock to Cantor and CFGM, respectively, in exchange for an aggregate of 11,036,273 shares of BGC Class A common stock under the Exchange Agreement, completed on November 23, 2018

CLOB	Central Limit Order Book

CME	CME Group Inc., is a leading derivatives marketplace, made up of four exchanges: CME, CBOT, NYMEX and COMEX

Company
Refers to (i) from after the effective time of the Corporate Conversion, BGC Group and its consolidated subsidiaries, including BGC Partners; and (ii) prior to the effective time of the Corporate Conversion, BGC Partners and its consolidated subsidiaries

Company Debt Securities
The BGC Group 5.375% Senior Notes, BGC Group 3.750% Senior Notes, BGC Group 4.375% Senior Notes, BGC Group 8.000% Senior Notes, the BGC Partners Notes and any future debt securities issued by the Company or its subsidiaries

Company Equity Securities	BGC Group stock or other equity securities

Compensation Committee	Compensation Committee of the Board

Contribution Ratio	Equal to a BGC Holdings limited partnership interest multiplied by one, divided by 2.2 (or 0.4545)

Corporate Conversion	A series of mergers and related transactions pursuant to which, effective at 12:02 AM Eastern Time on July 1, 2023, BGC Partners and BGC Holdings became wholly owned subsidiaries of BGC Group, transforming the organizational structure of the BGC businesses from an “Up-C” structure to a simplified “Full C-Corporation” structure

Corporate Conversion Agreement	The Corporate Conversion Agreement entered into on November 15, 2022, and as amended on March 29, 2023, by and among BGC Partners, BGC Holdings, BGC Group, Inc. and other affiliated entities, and, solely for the purposes of certain provisions therein, Cantor, that provides for the Corporate Conversion of the BGC businesses

Corporate Conversion Transactions	The Corporation Conversion Transactions refers to the series of mergers described in the Corporate Conversion Agreement and related transactions

Corporate Conversion Mergers	The Holdings Reorganization Merger, the Corporate Merger, and the Holdings Merger, collectively

Corporate Merger	The merger of Merger Sub 1 with and into BGC Partners on July 1, 2023

COVID-19	Coronavirus Disease 2019

CRD	Capital Requirements Directive

Credit Facility	A $150.0 million credit facility between BGC Group and an affiliate of Cantor entered into on April 21, 2017, which was terminated on March 19, 2018

DCM	Designated Contract Market

TERM	DEFINITION
DCO	Derivatives Clearing Organization

Deed	Mr. Windeatt’s Deed of Adherence, as amended, with the U.K. Partnership regarding the terms of employment

Distribution Date	November 30, 2018, the date that BGC Partners and BGC Holdings completed the Spin-Off and the BGC Holdings Distribution, respectively

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

DRIP	Dividend Reinvestment and Stock Purchase Plan

DRIP Registration Statement	Registration statement on Form S-3 with respect to the offer and sale of up to 10.0 million shares of BGC Class A common stock under the DRIP

ECB	European Central Bank

EMIR	European Market Infrastructure Regulation

EPS	Earnings Per Share

ESG	Environmental, social and governance, including sustainability or similar items

eSpeed	Various assets comprising the Fully Electronic portion of the Company’s former benchmark on-the-run U.S. Treasury brokerage, market data and co-location service businesses, sold to Nasdaq on June 28, 2013

ETR	Effective Tax Rate

EU	European Union

Exchange Act	Securities Exchange Act of 1934, as amended

Exchange Agreement	A letter agreement by and between BGC Partners, Cantor and CFGM, dated June 5, 2015, that, prior to the Corporate Conversion, granted Cantor and CFGM the right to exchange shares of BGC Class A common stock into shares of BGC Class B common stock on a one-to-one basis up to the limits described therein, and which agreement was terminated in connection with the Corporate Conversion

Exchange Offer
Consent solicitations and offers to exchange the BGC Partners 3.750% Senior Notes, BGC Partners 4.375% Senior Notes and BGC Partners 8.000% Senior Notes issued by BGC Partners for the BGC Group 3.750% Senior Notes, BGC Group 4.375% Senior Notes and BGC Group 8.000% Senior Notes issued by BGC Group, in each case with substantially similar terms to the corresponding series of BGC Partners Notes

Exchange Ratio	Ratio by which a Newmark Holdings limited partnership interest can be exchanged for shares of Newmark Class A or Class B common stock

FASB	Financial Accounting Standards Board

FCA	Financial Conduct Authority of the U.K.

FCM	Futures Commission Merchant

FDIC	Federal Deposit Insurance Corporation

February 2012 distribution rights shares	Cantor’s deferred stock distribution rights provided to current and former Cantor partners on February 14, 2012

Fenics	BGC’s group of electronic brands, offering a number of market infrastructure and connectivity services, Fully Electronic marketplaces, and the Fully Electronic brokerage of certain products that also may trade via Voice and Hybrid execution, including market data and related information services, Fully Electronic brokerage, connectivity software, compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions; includes Fenics Growth Platforms and Fenics Markets

TERM	DEFINITION
Fenics Growth Platforms	Consists of Fenics UST, Fenics GO, Lucera, Fenics FX and other newer standalone platforms

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

Futures Exchange Group
A wholly owned subsidiary made up of the following entities: CFLP CX Futures Exchange Holdings, LLC, CFLP CX Futures Exchange Holdings, L.P., CX Futures Exchange Holdings, LLC, CX Clearinghouse Holdings, LLC, FMX Futures Exchange, L.P. and CX Clearinghouse, L.P.

FX	Foreign exchange

GDPR	General Data Protection Regulation

GFI	GFI Group Inc., a wholly owned subsidiary of the Company, acquired on January 12, 2016

GILTI	Global Intangible Low-Taxed Income

GUI	Graphical User Interface

HDUs	LPUs with capital accounts, which are liability awards recorded in “Accrued compensation” in the Company’s Consolidated Statements of Financial Condition

Holdings Merger	The merger of Merger Sub 2 with and into Holdings Merger Sub

Holdings Reorganization Merger	The reorganization of BGC Holdings from a Delaware limited partnership into a Delaware limited liability company through a merger with and into Holdings Merger Sub

Holdings Merger Sub	BGC Holdings Merger Sub, LLC, a Delaware limited liability company, wholly owned subsidiary of the Company, and successor to BGC Holdings

Hybrid	Broking transactions executed by brokers and involving some element of Voice broking and electronic trading

ICAP	ICAP plc, a part of TP ICAP group, and a leading markets operator and provider of execution and information services

ICE	Intercontinental Exchange

TERM	DEFINITION
Insurance brokerage business	The insurance brokerage business of BGC, including Corant, Ed Broking, Besso, Piiq Risk Partners, Junge, Cooper Gay, Global Underwriting and Epsilon, which business was sold to The Ardonagh Group on November 1, 2021

Insurance Business Disposition	The sale of the Insurance brokerage business for $534.9 million in gross cash proceeds after closing adjustments, subject to limited post-closing adjustments, completed on November 1, 2021

IR Act	Inflation Reduction Act of 2022

July 2023 distribution shares
On July 2, 2023 Cantor distributed an aggregate of 15.8 million shares of BGC Class B common stock in satisfaction of its remaining deferred share distribution obligations pursuant to the April 2008 distribution rights shares and the February 2012 distribution rights shares.

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

LPA Amendment
On March 10, 2023, BGC Holdings entered into the Second Amendment to the Second Amended and Restated BGC Holdings Limited Partnership Agreement which revised certain restrictive covenants pertaining to the “Partner Obligations” and “Competitive Activity”

LPUs	Certain limited partnership units, of BGC Holdings prior to the Corporate Conversion, or Newmark Holdings, held by certain employees of BGC and Newmark and other persons who have provided services to BGC or Newmark, which units may include APSIs, APSUs, AREUs, ARPSUs, HDUs, U.K. LPUs, N Units, PLPUs, PPSIs, PPSUs, PSEs, PSIs, PSUs, REUs, and RPUs, along with future types of limited partnership units in Newmark Holdings

Lucera	A wholly owned subsidiary of the Company, also known as “LFI Holdings, LLC” or “LFI,” which is a software defined network offering the trading community direct connectivity

March 2018 Form S-3	CEO Program shelf Registration Statement on Form S-3 filed on March 9, 2018

March 2018 Sales Agreement	CEO Program sales agreement, by and between BGC Partners and CF&Co, dated March 9, 2018, pursuant to which BGC Partners could offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock, which agreement expired in September 2021

March 2021 Form S-3	CEO Program shelf Registration Statement on Form S-3 filed on March 8, 2021

Merger Sub 1	BGC Partners II, Inc., a Delaware corporation and wholly owned subsidiary of BGC Group

Merger Sub 2	BGC Partners II, LLC, a Delaware limited liability company and wholly owned subsidiary of BGC Group

MiFID II	Markets in Financial Instruments Directive II, a legislative framework instituted by the EU to regulate financial markets and improve protections for investors by increasing transparency and standardizing regulatory disclosures

Mint Brokers	A wholly owned subsidiary of the Company, acquired on August 19, 2010, registered as an FCM with both the CFTC and the NFA

Nasdaq	Nasdaq, Inc., formerly known as NASDAQ OMX Group, Inc.

NDF	Non-deliverable forwards

Newmark	Newmark Group, Inc. (Nasdaq symbol: NMRK), a publicly traded and former majority-owned subsidiary of BGC until the Distribution Date, and, where applicable, its consolidated subsidiaries

TERM	DEFINITION
Newmark Class A common stock	Newmark Class A common stock, par value $0.01 per share

Newmark Class B common stock	Newmark Class B common stock, par value $0.01 per share

Newmark Group	Newmark, Newmark Holdings, and Newmark OpCo and their respective consolidated subsidiaries, collectively

Newmark Holdings	Newmark Holdings, L.P.

Newmark IPO	Initial public offering of 23 million shares of Newmark Class A common stock by Newmark at a price of $14.00 per share in December 2017

Newmark OpCo	Newmark Partners, L.P., an operating partnership, which is owned jointly by Newmark and Newmark Holdings and holds the business of Newmark

NEX	NEX Group plc, an entity formed in December 2016, formerly known as ICAP and acquired by CME Group in November 2018

NFA	National Futures Association

Non-GAAP	A financial measure that differs from the most directly comparable measure calculated and presented in accordance with U.S. GAAP, such as Adjusted Earnings and Adjusted EBITDA

N Units	Non-distributing partnership units, of BGC Holdings, prior to the Corporate Conversion, or Newmark Holdings, that may not be allocated any item of profit or loss, and may not be made exchangeable into shares of Class A common stock, including NREUs, NPREUs, NLPUs, NPLPUs, NPSUs, and NPPSUs

OCI	Other comprehensive income (loss), including gains and losses on cash flow and net investment hedges, unrealized gains and losses on available for sale securities (in periods prior to January 1, 2018), certain gains and losses relating to pension and other retirement benefit obligations and foreign currency translation adjustments

OTC	Over-the-Counter

OTF	Organized Trading Facility, a regulated execution venue category introduced by MiFID II

PCD assets	Purchased financial assets with deterioration in credit quality since origination

Period Cost Method	Treatment of taxes associated with the GILTI provision as a current period expense when incurred rather than recording deferred taxes for basis differences

Poten & Partners	Poten & Partners Group, Inc., a wholly owned subsidiary of the Company, acquired on November 15, 2018

Preferred Distribution
Allocation of net profits of BGC Holdings (prior to the Corporate Conversion) or Newmark Holdings to holders of Preferred Units, at a rate of either 0.6875% (i.e., 2.75% per calendar year) or such other amount as set forth in the award documentation

Preferred Return
The lesser of the two-year treasury bond rate or 2.75% annually, as calculated on the determination amount applicable to certain RSU Tax Account awards, which may be adjusted or otherwise determined by management from time to time

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

Revolving Credit Agreement
BGC Group’s unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, dated as of November 28, 2018, that originally provided for a maximum revolving loan balance of $350.0 million, bearing interest at either LIBOR or a defined base rate plus additional margin, amended on December 11, 2019 to extend the maturity date to February 26, 2021 and further amended on February 26, 2020 to extend the maturity date to February 26, 2023. On March 10, 2022, the agreement was amended and restated to increase the size of the credit facility to $375.0 million, bearing interest at either SOFR or a defined base rate plus additional margin, and extend the maturity date to March 10, 2025. On October 6, 2023, the Revolving Credit Agreement was amended to exclude the BGC Partners Notes from the restrictive covenant in the Revolving Credit Agreement limiting the indebtedness of subsidiaries, and BGC Group assumed all rights and obligations of BGC Partners under the Revolving Credit Agreement and became the borrower thereunder

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

Russia’s Invasion of Ukraine	Russia’s invasion of Ukraine, which led to imposed sanctions by the U.S., U.K., EU, and other countries on Russian counterparties

SaaS	Software as a Service

SBSEF	Security-based Swap Execution Facility

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

SEF	Swap Execution Facility

Separation	Principal corporate transactions pursuant to the Separation and Distribution Agreement, by which BGC Partners, BGC Holdings and BGC U.S. OpCo and their respective subsidiaries (other than the Newmark Group) transferred to Newmark, Newmark Holdings and Newmark OpCo and their respective subsidiaries the assets and liabilities of the BGC Entity Group relating to BGC’s real estate services business, and related transactions, including the distribution of Newmark Holdings units to holders of units in BGC Holdings and the assumption and repayment of certain BGC indebtedness by Newmark

Separation and Distribution Agreement	Separation and Distribution Agreement, by and among the BGC Entity Group, the Newmark Group, Cantor and BGC Global OpCo, originally entered into on December 13, 2017, as amended on November 8, 2018 and amended and restated on November 23, 2018

SOFR	Secured Overnight Financing Rate

SPAC	Special Purpose Acquisition Company

SPAC Investment Banking Activities	Aurel’s investment banking activities with respect to SPACs
Spin-Off	Pro-rata distribution, pursuant to the Separation and Distribution Agreement, by BGC Partners to its stockholders of all the shares of common stock of Newmark owned by BGC Partners immediately prior to the Distribution Date, with shares of Newmark Class A common stock distributed to the holders of shares of BGC Class A common stock (including directors and executive officers of BGC Partners) of record on the Record Date, and shares of Newmark Class B common stock distributed to the holders of shares of BGC Class B common stock (Cantor and CFGM) of record on the Record Date, completed on the Distribution Date

TERM	DEFINITION
Tax Act	Tax Cuts and Jobs Act enacted on December 22, 2017

TDRs	Troubled Debt Restructurings

The Ardonagh Group	The Ardonagh Group Limited, the U.K.’s largest independent insurance broker and purchaser of BGC’s Insurance brokerage business completed on November 1, 2021

Tower Bridge	Tower Bridge International Services L.P., a subsidiary of the Company, which is 52%-owned by the Company and 48%-owned by Cantor

TP ICAP	TP ICAP plc, an entity formed in December 2016, formerly known as Tullett

Tradition	Compagnie Financière Tradition SA, a Swiss based inter-dealer broker

Trident	Trident Brokerage Service LLC, a wholly owned subsidiary of the Company, acquired on February 28, 2023

Tullett	Tullett Prebon plc, a part of TP ICAP group and an interdealer broker, primarily operating as an intermediary in the wholesale financial and energy sectors

U.K.	United Kingdom

U.K. Partnership	BGC Services (Holdings) LLP, a wholly owned subsidiary

U.S. GAAP or GAAP	Generally Accepted Accounting Principles in the United States of America

UBT	Unincorporated Business Tax

VIE	Variable Interest Entity

Voice	Voice-only broking transactions executed by brokers over the telephone

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “possible,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements.
Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:
•macroeconomic and other challenges and uncertainties, including those resulting from Russia’s Invasion of Ukraine, the ongoing conflict in the Middle East, downgrades of U.S. Treasuries, rising global interest rates, inflation and the Federal Reserve’s responses thereto, including increasing interest rates, fluctuations in the U.S. dollar, liquidity concerns regarding and changes in capital requirements for banking and financial institutions, changes in the U.S. and global economies and financial markets, including economic activity, employment levels, supply chain issues and market liquidity, and increasing energy costs, as well as the various actions taken in response to the challenges and uncertainties by governments, central banks and others, including consumer and corporate clients and customers;
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
•our dependence upon our key employees, our ability to build out successful succession plans, the impact of absence due to illness or leave of certain key executive officers or employees and our ability to attract, retain, motivate and integrate new employees, as well as the competing demands on the time of certain of our executive officers who also provide services to Cantor, Newmark and various other ventures and investments sponsored by Cantor and the impact of post termination covenants on awards previously granted to key employees and future awards or otherwise on our employment arrangements;
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except per share data)
(unaudited)

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$559,587	$484,989
Cash segregated under regulatory requirements	16,407	17,021
Financial instruments owned, at fair value	45,453	39,319
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	1,175,253	559,680
Accrued commissions and other receivables, net	320,521	288,471
Loans, forgivable loans and other receivables from employees and partners, net	348,484	319,612
Fixed assets, net	176,399	183,478
Investments	35,718	38,575
Goodwill	500,797	486,585
Other intangible assets, net	196,532	192,783
Receivables from related parties	6,083	1,444
Other assets	477,024	463,014
Total assets	$3,858,258	$3,074,971
Liabilities, Redeemable Partnership Interest, and Equity
Short-term borrowings	$—	$1,917
Accrued compensation	174,476	176,781
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	1,002,912	404,675
Payables to related parties	14,574	10,550
Accounts payable, accrued and other liabilities	627,194	683,104
Notes payable and other borrowings	1,183,443	1,049,217
Total liabilities	3,002,599	2,326,244
Commitments, contingencies and guarantees (Note 19)
Redeemable partnership interest	—	15,519
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,500,000 and 750,000 shares authorized at September 30, 2023 and December 31, 2022, respectively; 397,201 and 471,934 shares issued at September 30, 2023 and December 31, 2022, respectively; and 389,868 and 325,858 shares outstanding at September 30, 2023 and December 31, 2022, respectively	3,972	4,719
Class B common stock, par value $0.01 per share; 300,000 and 150,000 shares authorized at September 30, 2023 and December 31, 2022, respectively; 109,453 and 45,884 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively, convertible into Class A common stock	1,095	459
Additional paid-in capital	2,059,436	2,559,418
Treasury stock, at cost: 7,333 and 146,076 shares of Class A common stock at September 30, 2023 and December 31, 2022, respectively	(40,335)	(711,454)
Retained deficit	(1,134,204)	(1,138,066)
Accumulated other comprehensive income (loss)	(45,819)	(45,431)
Total stockholders’ equity	844,145	669,645
Noncontrolling interest in subsidiaries	11,514	63,563
Total equity	855,659	733,208
Total liabilities, redeemable partnership interest, and equity	$3,858,258	$3,074,971
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Commissions	$350,305	$299,430	$1,076,313	$965,636
Principal transactions	84,725	79,568	294,537	283,338
Fees from related parties	3,723	3,896	11,742	10,838
Data, network and post-trade	27,797	23,808	81,919	71,326
Interest and dividend income	10,150	4,110	28,836	15,506
Other revenues	5,994	5,755	15,294	12,143
Total revenues	482,694	416,567	1,508,641	1,358,787
Expenses:
Compensation and employee benefits	233,087	202,353	743,688	671,494
Equity-based compensation and allocations of net income to limited partnership units and FPUs	69,268	57,730	277,285	161,739
Total compensation and employee benefits	302,355	260,083	1,020,973	833,233
Occupancy and equipment	40,028	38,710	121,681	117,294
Fees to related parties	7,046	6,551	23,477	18,285
Professional and consulting fees	13,734	15,048	44,254	44,489
Communications	29,222	26,802	84,974	81,859
Selling and promotion	14,939	11,373	44,875	34,754
Commissions and floor brokerage	14,755	13,104	46,181	44,686
Interest expense	20,780	14,499	56,436	43,144
Other expenses	22,030	19,951	47,759	60,736
Total expenses	464,889	406,121	1,490,610	1,278,480
Other income (losses), net:
Gains (losses) on divestitures and sale of investments	—	(183)	—	(183)
Gains (losses) on equity method investments	2,094	3,230	6,568	8,762
Other income (loss)	3,967	5,545	1,221	6,958
Total other income (losses), net	6,061	8,592	7,789	15,537
Income (loss) from operations before income taxes	23,866	19,038	25,820	95,844
Provision (benefit) for income taxes	5,314	10,813	8,308	40,575
Consolidated net income (loss)	$18,552	$8,225	$17,512	$55,269
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	1,506	2,463	1,192	8,773
Net income (loss) available to common stockholders	$17,046	$5,762	$16,320	$46,496
Per share data (Note 6):
Basic earnings (loss) per share
Net income (loss) attributable to common stockholders	$15,974	$5,762	$15,248	$46,496
Basic earnings (loss) per share	$0.03	$0.02	$0.04	$0.13
Basic weighted-average shares of common stock outstanding	468,544	371,108	412,178	371,692
Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$15,989	$7,370	$15,107	$60,718
Fully diluted earnings (loss) per share	$0.03	$0.01	$0.03	$0.12
Fully diluted weighted-average shares of common stock outstanding	477,545	496,985	494,545	501,958
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Consolidated net income (loss)	$18,552	$8,225	$17,512	$55,269
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4,854)	(7,744)	129	(14,763)
Comprehensive income (loss)	13,698	481	17,641	40,506
Less: Comprehensive income (loss) attributable to noncontrolling interest in subsidiaries, net of tax	1,343	1,346	1,709	6,545
Comprehensive income (loss) attributable to common stockholders	$12,355	$(865)	$15,932	$33,961
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$17,512	$55,269
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Fixed asset depreciation and intangible asset amortization	60,117	55,786
Employee loan amortization and reserves on employee loans	35,645	35,083
Equity-based compensation and allocations of net income to limited partnership units and FPUs	277,285	161,739
Deferred compensation expense	38	75
Losses (gains) on equity method investments	(6,568)	(8,762)
Unrealized/realized losses (gains) on financial instruments owned, at fair value and other investments	914	1,434
Amortization of discount (premium) on notes payable	2,708	2,099
Impairment of fixed assets, intangible assets and investments	3,013	5,568
Deferred tax provision (benefit)	(22,678)	2,025
Change in estimated acquisition earn-out payables	723	(516)
Forfeitures of Class A common stock	(796)	(188)
Other	—	(1,914)
Consolidated net income (loss), adjusted for non-cash and non-operating items	367,913	307,698
Decrease (increase) in operating assets:
Financial instruments owned, at fair value	(5,562)	2,976
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(614,776)	(1,416,538)
Accrued commissions receivable, net	(26,848)	(4,081)
Loans, forgivable loans and other receivables from employees and partners, net	(47,525)	(51,719)
Receivables from related parties	(4,570)	(1,522)
Other assets	6,348	(10,829)
Increase (decrease) in operating liabilities:
Repurchase agreements	—	1,013
Accrued compensation	(6,902)	(23,341)
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	597,329	1,355,361
Payables to related parties	9,243	24,689
Accounts payable, accrued and other liabilities	(42,949)	(51,770)
Net cash provided by (used in) operating activities	$231,701	$131,937
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(9,101)	$(6,434)
Capitalization of software development costs	(33,946)	(35,075)
Purchase of equity method investments	—	(588)
Proceeds from equity method investments	9,467	6,118
Payments for acquisitions, net of cash and restricted cash acquired	(26,502)	—
Purchase of assets	(399)	(445)
Net cash provided by (used in) investing activities	$(60,481)	$(36,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt and collateralized borrowings	$(623,251)	$(4,779)
Issuance of long-term debt and collateralized borrowings, net of deferred issuance costs	755,212	(45)
Earnings distributions to limited partnership interests and other noncontrolling interests	(19,041)	(25,244)
Redemption and repurchase of equity awards	(102,494)	(46,310)
Dividends to stockholders	(12,267)	(11,143)
Repurchase of Class A common stock	(86,537)	(79,295)
Proceeds from sale of Cantor Units in BGC Holdings	11,539	947
Short term borrowings, net of repayments	(1,917)	—
Payments on acquisition earn-outs	(18,703)	(4,384)
Net cash provided by (used in) financing activities	$(97,459)	$(170,253)
Effect of exchange rate changes on Cash and cash equivalents and Cash segregated under regulatory requirements	223	(6,198)
Net increase (decrease) in Cash and cash equivalents, and Cash segregated under regulatory requirements	73,984	(80,938)
Cash and cash equivalents and Cash segregated under regulatory requirements at beginning of period	502,010	566,799
Cash and cash equivalents and Cash segregated under regulatory requirements at end of period	$575,994	$485,861
Supplemental cash information:
Cash paid during the period for taxes	$47,449	$32,267
Cash paid during the period for interest	47,791	39,864
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$45,868	$34,480
Issuance of Class A and contingent Class A common stock and limited partnership interests for acquisitions	7,275	2,710
ROU assets and liabilities	27,075	16,494
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended September 30, 2023
(in thousands, except share and per share amounts)
(unaudited)

	BGC Group, Inc. Stockholders						Noncontrolling Interest in Subsidiaries	Total
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2023	$5,086	$459	$2,667,812	$(753,331)	$(1,146,350)	$(41,128)	$86,599	$819,147
Consolidated net income (loss)	—	—	—	—	17,046	—	1,506	18,552
Other comprehensive income (loss), net of tax	—	—		—	—	(4,691)	(163)	(4,854)
Equity-based compensation, 6,490,733 shares	55		60,191	10	—	—	—	60,256
Dividends to common stockholders and participating RSU holders	—	—	—	—	(4,900)	—	—	(4,900)
Issuance of Class A common stock (net of costs), 55,348 shares	—	—	170	—	—	—	—	170
Repurchase of Class A common stock, 8,086,750 shares	—	—	—	(40,345)	—	—	—	(40,345)
Contributions of capital to and from Cantor for equity-based compensation	—	—	1,931	—	—	—	—	1,931
Issuance of Class A common stock and RSUs for acquisitions, 413,884 shares	4	—	4,510	—	—	—	—	4,514
Cantor units converted into shares of BGC Group Class B common stock due to the Corporate Conversion, 63,974,374 shares	—	640	75,788	—	—	—	(76,428)	—
Restricted stock awards granted upon conversion of limited partnership interests due to the Corporate Conversion, 38,610,233 shares	386	—	(386)	—	—	—	—	—
Conversion of Class B Common Stock to Class A Common Stock, 405,801 shares	4	(4)	—	—	—	—	—	—
Cancellation of BGC Partners Inc. Treasury Stock due to Corporate Conversion, 156,386,616 shares	(1,563)	—	(751,768)	753,331	—	—	—	—
Other	—	—	1,188	—	—	—	—	1,188
Balance, September 30, 2023	$3,972	$1,095	$2,059,436	$(40,335)	$(1,134,204)	$(45,819)	$11,514	$855,659

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2023
(in thousands, except share and per share amounts)
(unaudited)

	BGC Group, Inc. Stockholders						Noncontrolling Interest in Subsidiaries	Total
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2023	$4,719	$459	$2,559,418	$(711,454)	$(1,138,066)	$(45,431)	$63,563	$733,208
Consolidated net income (loss)	—	—	—	—	16,320	—	1,192	17,512
Other comprehensive income (loss), net of tax	—	—	—	—	—	(388)	517	129
Equity-based compensation, 9,120,746 shares	78		65,932	13	—	—	1,766	67,789
Dividends to common stockholders and participating RSU holders	—	—	—	—	(12,458)	—	—	(12,458)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(12,294)	(12,294)
Grant of exchangeability and redemption of limited partnership interests, issuance of 29,118,664 shares	291	—	86,505	—	—	—	26,405	113,201
Issuance of Class A common stock (net of costs), 234,931 shares	2	—	511	—	—	—	14	527
Redemption of FPUs, 156,049 units	—	—		—	—	—	(547)	(547)
Repurchase of Class A common stock, 18,746,467 shares	—	—		(81,456)	—	—	(6,691)	(88,147)
Forfeiture of Class A common stock, 238,927 shares	—	—	84	(769)	—	—	(111)	(796)
Contributions of capital to and from Cantor for equity-based compensation	—	—	2,321	—	—	—	116	2,437
Grant of exchangeability, redemption of limited partnership interests and issuance of Class A common stock and RSUs for acquisitions, 5,504,698 shares	55	—	6,843	—	—	—	377	7,275
Cantor's purchase of Cantor units from BGC Holdings upon redemption of FPUs, 6,368,964 units	—	—	—	—	—	—	11,539	11,539
Redemption of FPUs and issuance of RSUs due to the Corporate Conversion	—	—	12,410	—	—	—	2,096	14,506
Cantor units converted into shares of BGC Group Class B common stock due to the Corporate Conversion, 63,974,374 shares	—	640	75,788	—	—	—	(76,428)	—
Restricted stock awards granted upon conversion of limited partnership interests due to the Corporate Conversion, 38,610,233 shares	386	—	(386)	—	—	—	—	—
Conversion of Class B Common Stock to Class A Common Stock, 405,801 shares	4	(4)	—	—	—	—	—	—
Cancellation of BGC Partners Inc. Treasury Stock due to Corporate Conversion, 156,386,616 shares	(1,563)	—	(751,768)	753,331	—	—	—	—
Other	—	—	1,778	—	—	—	—	1,778
Balance, September 30, 2023	$3,972	$1,095	$2,059,436	$(40,335)	$(1,134,204)	$(45,819)	$11,514	$855,659

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Dividends declared per share of common stock	$0.01	$0.01	$0.03	$0.03
Dividends declared and paid per share of common stock	$0.01	$0.01	$0.03	$0.03
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three and Nine Months Ended September 30, 2022
(in thousands, except share amounts)
(unaudited)

	BGC Group, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, July 1, 2022	$4,518	$459	$2,499,393	$(648,500)	$(1,138,628)	$(46,456)	$59,907	$730,693
Consolidated net income (loss)	—	—	—	—	5,762	—	2,463	8,225
Other comprehensive gain, net of tax	—	—	—	—	—	(6,627)	(1,117)	(7,744)
Equity-based compensation, 448,014 shares	4	—	3,034	—	—	—	937	3,975
Dividends to common stockholders	—	—	—	—	(3,700)	—	—	(3,700)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(3,091)	(3,091)
Grant of exchangeability and redemption of limited partnership interests, issuance of 11,939,546 shares	120	—	24,026	—	—	—	8,028	32,174
Issuance of Class A common stock (net of costs), 101,786 shares	1	—	149	—	—	—	4	154
Redemption of FPUs, 27,087 units	—	—	—	—	—	—	(59)	(59)
Repurchase of Class A common stock, 12,396,735 shares	—	—	—	(41,994)	—	—	(7,914)	(49,908)
Forfeiture of Class A common stock, 43,388 shares	—	—	(5)	(139)	—	—	(27)	(171)
Contributions of capital to and from Cantor for equity-based compensation	—	—	624	—	—	—	194	818
Other	—	—	(22)	—	—	—	—	(22)
Balance, September 30, 2022	$4,643	$459	$2,527,199	$(690,633)	$(1,136,566)	$(53,083)	$59,325	$711,344

	BGC Group, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2022	$4,359	$459	$2,451,135	$(623,734)	$(1,171,919)	$(40,548)	$43,563	$663,315
Consolidated net income (loss)	—	—	—	—	46,496	—	8,773	55,269
Other comprehensive gain, net of tax	—	—	—	—	—	(12,535)	(2,228)	(14,763)
Equity-based compensation, 3,018,337 shares	30	—	9,081	—	—	—	2,853	11,964
Dividends to common stockholders	—	—	—	—	(11,143)	—	—	(11,143)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(2,950)	(2,950)
Grant of exchangeability and redemption of limited partnership interests, issuance of 23,647,165 shares	237	—	61,849	—	—	—	20,853	82,939
Issuance of Class A common stock (net of costs), 445,245 shares	5	—	3,616	—	—	—	11	3,632
Redemption of FPUs, 96,447 units	—	—	—	—	—	—	(204)	(204)
Repurchase of Class A common stock, 21,142,045 shares	—	—	—	(66,747)	—	—	(12,548)	(79,295)
Forfeiture of Class A common stock, 47,807 shares	—	—	(6)	(152)	—	—	(30)	(188)
Contributions of capital to and from Cantor for equity-based compensation	—	—	(370)	—	—	—	(134)	(504)
Grant of exchangeability, redemption of limited partnership interests and issuance of Class A common stock and RSUs for acquisitions, 1,192,907 shares	12	—	2,279	—	—	—	419	2,710
Cantor purchase of Cantor units from BGC Holdings upon redemption of FPUs, 480,175 units	—	—	—	—	—	—	947	947
Other	—	—	(385)	—	—	—	—	(385)
Balance, September 30, 2022	$4,643	$459	$2,527,199	$(690,633)	$(1,136,566)	$(53,083)	$59,325	$711,344

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Organization and Basis of Presentation
Business Overview
On July 1, 2023, the Company completed its Corporate Conversion to a Full C-Corporation in order to reorganize and simplify its organizational structure. As a result of the Corporate Conversion, BGC Group became the public holding company for, and successor to, BGC Partners, and its Class A common stock began trading on Nasdaq, in place of BGC Partners’ Class A common stock, under the ticker symbol “BGC.” Upon completion of the Corporate Conversion, the former stockholders of BGC Partners, Inc. and the former limited partners of BGC Holdings, L.P. now participate in the economics of the BGC businesses through BGC Group, Inc.
BGC is a leading global brokerage and financial technology company servicing the global financial markets. Through brands including BGC®, Fenics®, GFI®, Sunrise Brokers™, Poten & Partners®, and RP Martin®, among others, the Company’s businesses specialize in the brokerage of a broad range of products, including fixed income such as government bonds, corporate bonds, and other debt instruments, as well as related interest rate derivatives and credit derivatives. Additionally, the Company provides brokerage services across FX, Equities, Energy and Commodities, Shipping, and Futures and Options. The Company’s businesses also provide a wide variety of services, including trade execution, connectivity and network solutions, brokerage services, clearing, trade compression, and other post-trade services, and market data and related information services and other back-office services to a broad assortment of financial and non-financial institutions.
BGC’s integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing, creating marketplaces and enabling them to use the Company’s Voice, Hybrid, or, in many markets, Fully Electronic brokerage services in connection with transactions executed either OTC or through an exchange. Through the Company’s Fenics® group of electronic brands, BGC Group offers a number of market infrastructure and connectivity services, including the Company’s Fully Electronic marketplaces, market data and related information services, network, trade compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions. Fenics® brands also operate under the names Fenics®, FMX™, FMX Futures Exchange™, Fenics Markets Xchange™, Fenics Digital™, Fenics UST™, Fenics FX™, Fenics Repo™, Fenics Direct™, Fenics MID™, Fenics Market Data™, Fenics GO™, Fenics PortfolioMatch™, BGC®, BGC Trader™, kACE2®, and Lucera®.
BGC, BGC Group, BGC Partners, BGC Trader, GFI, GFI Ginga, CreditMatch, Fenics, Fenics.com, FMX, Sunrise Brokers, Poten & Partners, RP Martin, kACE2, Capitalab, Swaptioniser, CBID, Caventor, LumeMarkets and Lucera are trademarks/service marks, and/or registered trademarks/service marks of BGC Group and/or its affiliates.
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
Corporate Conversion
Effective as of 12:01 a.m., Eastern Time, on July 1, 2023, BGC Holdings reorganized from a Delaware limited partnership into a Delaware limited liability company through a merger with and into Holdings Merger Sub, with Holdings Merger Sub continuing as a direct subsidiary of BGC Partners. Effective as of 12:02 a.m., Eastern Time, on July 1, 2023, Merger Sub 1 merged with and into BGC Partners, with BGC Partners continuing as a direct subsidiary of BGC Group. At the same time, Merger Sub 2 merged with and into Holdings Merger Sub, with Holdings Merger Sub continuing as a subsidiary of BGC Group. As a result of the Corporate Conversion Mergers, BGC Partners and BGC Holdings became wholly owned subsidiaries of BGC Group.
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
In connection with, but prior to the Corporate Conversion, the Company completed various transactions which included:

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
•BGC Group assumed all BGC Partners RSUs, RSU Tax Accounts or restricted stock awards outstanding as of June 30, 2023; and
•non-exchangeable limited partnership units of BGC Holdings were converted into equity awards denominated in cash, restricted stock and/or RSUs of BGC Group, each as further set forth in the Corporate Conversion Agreement. BGC Group granted 38.6 million restricted stock awards, 25.3 million RSUs, and $74.0 million of RSU Tax Accounts upon the conversion of the non-exchangeable shares of Holdings Merger Sub.
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
2.    Limited Partnership Interests in BGC Holdings and Newmark Holdings
Prior to the Corporate Conversion, BGC Partners was a holding company with no direct operations which conducted substantially all of its operations through its operating subsidiaries. Virtually all of BGC Partners’ consolidated assets and net income were those of consolidated variable interest entities. BGC Holdings was a consolidated subsidiary of BGC Partners for which BGC Partners was the general partner. BGC Partners and BGC Holdings jointly owned BGC U.S. OpCo and BGC Global OpCo, the two operating partnerships of the Company. In addition, Newmark Holdings is a consolidated subsidiary of Newmark for which Newmark is the general partner. Newmark and Newmark Holdings jointly own Newmark OpCo, the operating partnership. Listed below are the limited partnership interests in BGC Holdings, prior to the Corporate Conversion, and Newmark Holdings. The FPUs, LPUs and limited partnership interests held by Cantor, each as described below, collectively represent all of the limited partnership interests in BGC Holdings, prior to the Corporate Conversion, and Newmark Holdings. The Corporate Conversion had no impact on Newmark and its organizational structure, nor any limited partnership interests, described below, held by BGC employees in Newmark Holdings.
As a result of the Separation, limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time who held a BGC Holdings limited partnership interest received a corresponding Newmark Holdings limited partnership interest, determined by the Contribution Ratio, which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2, divided by the Exchange Ratio. Initially, the Exchange Ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the Exchange Ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. The Exchange Ratio as of September 30, 2023 equaled 0.9243.
Founding/Working Partner Units
Founding/Working Partners had FPUs in BGC Holdings and have FPUs in Newmark Holdings. As of June 30, 2023, in connection with the Corporate Conversion, all FPUs in BGC Holdings were redeemed or exchanged. The Corporate Conversion had no impact on FPUs held by partners of Newmark Holdings. Prior to the Corporate Conversion, BGC Partners accounted for FPUs outside of permanent capital, as “Redeemable partnership interest,” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. This classification was applicable to Founding/Working Partner units because these units were redeemable upon termination of a partner, including a termination of employment, which could be at the option of the partner and not within the control of the issuer. The BGC RSUs issued for the redemption of non-exchangeable FPUs in BGC Holdings, in connection with the Corporate Conversion, are now accounted for as part of permanent capital.
FPUs were held by limited partners who were employees and generally received quarterly allocations of net income. Upon termination of employment or otherwise ceasing to provide substantive services, the FPUs were generally redeemed, and the unit holders were no longer entitled to participate in the quarterly allocations of net income. Since these allocations of net income were cash distributed on a quarterly basis and were contingent upon services being provided by the unit holder, they were reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Limited Partnership Units
Certain BGC employees held LPUs in BGC Holdings and hold LPUs in Newmark Holdings (e.g., REUs, RPUs, PSUs, and PSIs). Prior to the Separation, certain employees of both BGC and Newmark received LPUs in BGC Holdings. As a result of the Separation, these employees were distributed LPUs in Newmark Holdings equal to a BGC Holdings LPU multiplied by the Contribution Ratio. Subsequent to the Separation, BGC employees were only granted LPUs in BGC Holdings, and Newmark employees are only granted LPUs in Newmark Holdings. In connection with, or as a result of, the Corporate Conversion, certain LPUs in BGC Holdings were redeemed/converted into BGC restricted stock awards or RSUs, and upon completion of the Corporate Conversion, there were no LPUs of BGC Holdings remaining. The Corporate Conversion had no impact on LPUs in Newmark Holdings held by BGC employees.
Generally, LPUs received quarterly allocations of net income, which were cash distributed and generally were contingent upon services being provided by the unit holder. As prescribed in U.S. GAAP guidance, following the Spin-Off, the quarterly allocations of net income on BGC Holdings LPUs held by BGC employees were reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the Company’s unaudited Condensed Consolidated Statements of Operations prior to the Corporate Conversion, and quarterly allocations of net income on Newmark Holdings LPUs held by BGC employees, which were not impacted by the Corporate Conversion, are reflected as a component of compensation expense under "Equity-based compensation and allocations of net income to limited partnership units and FPUs" in the Company's unaudited Condensed Consolidated Statements of Operations. Quarterly allocations of net income on BGC Holdings LPUs held by Newmark employees were reflected as a component of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited Condensed Consolidated Statements of Operations, prior to the Corporate Conversion. From time to time, the Company also issued BGC LPUs as part of the consideration for acquisitions.
Certain of these LPUs in BGC Holdings and Newmark Holdings, such as REUs, entitle the holders to receive post-termination payments equal to the notional amount of the units in four equal yearly installments after the holder’s termination. There were none of these LPUs in BGC Holdings remaining after the Corporate Conversion was completed, while these LPUs in Newmark Holdings held by BGC employees were not impacted by the Corporate Conversion. These LPUs held by BGC employees are accounted for as post-termination liability awards, and in accordance with U.S. GAAP guidance, the Company records compensation expense for the awards based on the change in value at each reporting date in the Company’s unaudited

Condensed Consolidated Statements of Operations as part of “Equity-based compensation and allocations of net income to limited partnership units and FPUs.”
Certain BGC employees held Preferred Units in BGC Holdings and hold Preferred Units in Newmark Holdings. In connection with, or as a result of, the Corporate Conversion, certain Preferred Units in BGC Holdings were redeemed/converted into BGC restricted stock awards or RSU Tax Accounts, and upon completion of the Corporate Conversion, there were no Preferred Units of BGC Holdings remaining. The Corporate Conversion had no impact on Preferred Units in Newmark Holdings held by BGC employees. The following description of LPUs and Preferred Units in BGC Holdings is only applicable for the period prior to the Corporate Conversion, and for LPUs and Preferred Units held by BGC employees in Newmark Holdings is applicable to before and after the Corporate Conversion. Each quarter, the net profits of BGC Holdings and Newmark Holdings are allocated to such units at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation. These allocations are deducted before the calculation and distribution of the quarterly partnership distribution for the remaining partnership interests and are generally contingent upon services being provided by the unit holder. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution. Preferred Units may not be made exchangeable into Class A common stock, and are only entitled to the Preferred Distribution; accordingly, they are not included in the fully diluted share count. The quarterly allocations of net income on Preferred Units are reflected the same as those of the LPUs described above in the Company’s unaudited Condensed Consolidated Statements of Operations. After deduction of the Preferred Distribution, the remaining partnership units generally received quarterly allocations of net income based on their weighted-average pro rata share of economic ownership of the operating subsidiaries. Preferred Units are granted in connection with the grant of certain LPUs, such as PSUs, which may be granted exchangeability or redeemed in connection with the issuance of shares of common stock to cover the withholding taxes owed by the unit holder, rather than issuing the gross amount of shares to employees, subject to cashless withholding of shares to pay applicable withholding taxes.
Cantor Units
Prior to the Corporate Conversion, Cantor held limited partnership interests in BGC Holdings. Cantor units were reflected as a component of “Noncontrolling interest in subsidiaries” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. Cantor received allocations of net income (loss), which were cash distributed on a quarterly basis and were reflected as a component of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited Condensed Consolidated Statements of Operations. As a result of the Corporate Conversion, 64.0 million Cantor units were converted into shares of BGC Group Class B common stock, subject to the terms and conditions of the Corporate Conversion Agreement, provided that a portion of the 64.0 million shares of BGC Group Class B common stock issued to Cantor will exchange into BGC Group Class A common stock in the event that BGC Group does not issue at least $75,000,000 in shares of BGC Group Class A or B common stock in connection with certain acquisition transactions prior to the seventh anniversary of the Corporate Conversion.
General
Certain of the limited partnership interests, described above, were granted exchangeability into shares of BGC Class A common stock, prior to the Corporate Conversion, or shares of Newmark Class A common stock, and additional limited partnership interests could become exchangeable into shares of Newmark Class A common stock. In addition, prior to the Corporate Conversion, certain limited partnership interests were granted the right to exchange into or were exchanged into a partnership unit with a capital account, such as HDUs. HDUs had a stated capital account which was initially based on the closing trading price of Class A common stock at the time the HDU was granted. HDUs participated in quarterly partnership distributions and were generally not exchangeable into shares of Class A common stock.
Subsequent to the Spin-Off and prior to the Corporate Conversion, limited partnership interests in BGC Holdings held by a partner or Cantor could become exchangeable for BGC Class A or BGC Class B common stock on a one-for-one basis. In addition, subsequent to the Spin-Off, limited partnership interests in Newmark Holdings held by a partner or Cantor may become exchangeable for a number of shares of Newmark Class A or Newmark Class B common stock equal to the number of limited partnership interests multiplied by the then-current Exchange Ratio. Because limited partnership interests were included in the Company’s fully diluted share count, if dilutive, prior to the Corporate Conversion, any previous exchanges of limited partnership interests into shares of BGC Class A or BGC Class B common stock did not impact the fully diluted number of shares and units outstanding. Because these limited partnership interests generally received quarterly allocations of net income, such exchanges had no significant impact on the cash flows or equity of BGC Partners, prior to the Corporate Conversion.
Prior to the Corporate Conversion, each quarter, net income (loss) was allocated between the limited partnership interests and BGC Partners' common stockholders. In quarterly periods in which BGC Partners had a net loss, the loss allocation for FPUs, LPUs and Cantor units in BGC Holdings was allocated to Cantor and reflected as a component of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited Condensed Consolidated Statements of Operations. In subsequent quarters in which BGC Partners had net income, the initial allocation of income to the limited partnership interests in BGC Holdings was to Cantor and was recorded as “Net income (loss) attributable to noncontrolling interests in subsidiaries,” to recover any losses taken in earlier quarters, with the remaining income allocated to the limited partnership interests. This income (loss) allocation process had no impact on the net income (loss) allocated to common stockholders.
3.    Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, see Note 3—“Summary of Significant Accounting Policies,” in its consolidated financial statements included in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2022. During the nine months ended September 30, 2023, there were no significant changes made to the Company's significant accounting policies. See below for updates to the Company's significant accounting policies related to newly issued compensation awards and other impacts as a result of the Corporate Conversion. Management believes these changes align with the guidance in ASC 250-10-45-1, which states it is not a change in accounting principle if it is an "adoption or modification of an accounting principle necessitated by transactions or events that are clearly different from those previously occurring."
Earnings Per Share:
The Company computes basic and fully diluted EPS in accordance with ASC 260, Earnings Per Share, utilizing the two-class method, "if-converted" method, or treasury stock method, as applicable. For additional information, see Note 6—“Earnings Per Share."
Restricted Stock:
Restricted stock provided to certain employees by the Company is accounted for as an equity award, and as per the guidance in ASC 718, Compensation - Stock Compensation, the Company is required to record an expense for the portion of the restricted stock that is ultimately expected to vest.
Prior to the Corporate Conversion, the Company had granted restricted stock that is fully vested and not subject to continued employment or service with the Company or any affiliate or subsidiary of the Company; however, transferability is subject to compliance with BGC Partners’ and its affiliates’ customary noncompete obligations. Such shares of restricted stock are generally salable by employees in five to ten years. Because the restricted stock is not subject to continued employment or service, the grant-date fair value of the restricted stock is expensed on the date of grant. The non-cash equity-based expense is reflected as a component of “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the Company’s unaudited Condensed Consolidated Statements of Operations.
As a result of the Corporate Conversion, the Company has also granted shares of unvested restricted stock, which are subject to continued employment or service with the Company or any affiliate or subsidiary of the Company. The grant-date fair value of the restricted stock is amortized to expense ratably over the awards' expected vesting periods. The non-cash equity-based amortization expense is reflected as a component of "Equity-based compensation and allocations of net income to limited partnership units and FPUs" in the Company's unaudited Condensed Consolidated Statements of Operations.
Noncontrolling Interest in Subsidiaries:
Noncontrolling interest in subsidiaries represents equity interests in consolidated subsidiaries that are not attributable to the Company, such as the noncontrolling interest holders’ proportionate share of the profit or loss associated with joint ownership of the Company’s administrative services company in the U.K. (Tower Bridge).
4.    Acquisitions
Trident
On February 28, 2023 the Company completed the acquisition of Trident, primarily operating as a commodity brokerage and research company, offering OTC and exchange traded energy and environmental products.
Total Consideration

The total consideration for all acquisitions during the nine months ended September 30, 2023 was approximately $34.0 million, subject to post-closing adjustments, which includes cash, restricted shares of BGC Class A common stock, and an earn-out payable in cash and restricted shares of BGC Class A common stock. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill totaling $13.3 million.
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
5.     Divestitures
The Company had no gains or losses from divestitures or sale of investments during both the nine months ended September 30, 2023 and 2022.
6.    Earnings Per Share
Basic Earnings Per Share:
The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic earnings (loss) per share:
Net income (loss) available to common stockholders	$17,046	$5,762	$16,320	$46,496
Less: Dividends declared and allocation of undistributed earnings to participating securities	(1,072)	—	(1,072)	—
Net income (loss) attributable to common stockholders	$15,974	$5,762	$15,248	$46,496
Basic weighted-average shares of common stock outstanding	468,544	371,108	412,178	371,692
Basic earnings (loss) per share	$0.03	$0.02	$0.04	$0.13
Fully Diluted Earnings Per Share:

The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fully diluted earnings (loss) per share:
Net income (loss) attributable to common stockholders	$15,974	$5,762	$15,248	$46,496
Add back: Allocations of net income (loss) to limited partnership interests, net of tax	—	1,608	(156)	14,222
Add back: Allocations of undistributed earnings to participating securities	823	—	823	—
Less: Reallocation of undistributed earnings to participating securities	(808)	—	(808)	—
Net income (loss) for fully diluted shares	$15,989	$7,370	$15,107	$60,718
Weighted-average shares:
Common stock outstanding	468,544	371,108	412,178	371,692
Partnership units¹	—	122,734	76,528	127,167
Non-participating RSUs	—	1,770	1,874	1,897
Other[2]	9,001	1,373	3,965	1,202
Fully diluted weighted-average shares of common stock outstanding	477,545	496,985	494,545	501,958
Fully diluted earnings (loss) per share	$0.03	$0.01	$0.03	$0.12
____________________________
1Partnership units collectively include FPUs, LPUs, and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for more information).
2Primarily consists of other contracts to issue shares of BGC common stock.
For the three and nine months ended September 30, 2023, 12.6 million and 6.2 million, respectively, of potentially dilutive securities were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended September 30, 2023, included 9.6 million participating RSUs and 3.0 million participating restricted stock awards. Anti-dilutive securities for the nine months ended September 30, 2023, included 5.2 million participating RSUs and 0.9 million participating restricted stock awards. For the three and nine months ended September 30, 2022, 0.6 million and 0.7 million of potentially dilutive securities were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three and nine months ended September 30, 2022 were comprised of RSUs.
As of September 30, 2023, approximately 62.5 million shares of contingent shares of BGC Class A common stock, non-participating RSUs and non-participating restricted stock awards were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the period. As of September 30, 2022, approximately 47.3 million shares of contingent shares of BGC Class A common stock, N units, RSUs, and LPUs were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the period.
7.    Stock Transactions and Unit Redemptions
Class A Common Stock
Changes in shares of BGC Class A common stock outstanding were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shares outstanding at beginning of period	351,978	324,087	325,858	317,023
Share issuances:
Redemptions/exchanges of limited partnership interests and contingent share obligations¹	346	11,940	30,572	23,654
Vesting of RSUs	6,145	451	8,775	3,022
Acquisitions	414	—	4,566	1,186
Other issuances of BGC Class A common stock	461	98	472	441
Restricted stock awards[2]	38,610	—	38,610	—
Restricted stock forfeitures	—	(43)	(239)	(48)
Treasury stock repurchases	(8,087)	(12,397)	(18,747)	(21,142)
Shares outstanding at end of period	389,867	324,136	389,867	324,136
____________________________
1Contingent share obligations includes shares of BGC Class A common stock issued to terminated employees per their respective separation agreements. Included in redemptions/exchanges of limited partnership interests and contingent share obligations for the three months ended September 30, 2023 and 2022 are 0.2 million shares of BGC Class A common stock granted in connection with 0.2 million contingent share obligations, and 5.8 million shares of BGC Class A common stock granted in connection with the cancellation of 6.0 million LPUs, respectively. Included in redemptions/exchanges of limited partnership interests and contingent share obligations for the nine months ended September 30, 2023 and 2022 are 20.4 million shares of BGC Class A common stock granted in connection with the cancellation of 26.4 million LPUs and settlement of 0.2 million contingent share obligations, and 13.7 million shares of BGC Class A common stock granted in connection with the cancellation of 14.1 million LPUs, respectively. Because LPUs and contingent share obligations are included in the Company’s fully diluted share count if dilutive, redemptions/exchanges in connection with the issuance of BGC Class A common stock would not impact the fully diluted number of shares outstanding.
2Included in restricted stock awards for the three and nine months ended September 30, 2023, are 26.6 million shares of restricted stock that do not receive dividends until their respective vesting and contingent conditions are met. These restricted stock awards do have voting rights.
Class B Common Stock
The Company issued 64.0 million shares of BGC Class B common stock during the three and nine months ended September 30, 2023 due to the Corporate Conversion. Following the Corporate Conversion, Cantor satisfied its obligation to its holders of April 2008 distribution rights shares and February 2012 distribution rights shares through the distribution of 15.8 million shares of BGC Class B common stock to shareholders. 0.4 million shares of BGC Class B common stock were distributed by Cantor to recipients in whose hands the shares converted into shares of BGC Class A common stock pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation, which resulted in an increase of 0.4 million shares of BGC Class A common stock outstanding and a decrease of 0.4 million shares of BGC Class B common stock outstanding. The Company did not issue any shares of BGC Class B common stock during 2022. There were 109.5 million and 45.9 million shares of BGC Class B common stock outstanding as of September 30, 2023 and December 31, 2022, respectively.
CEO Program
On March 8, 2021, the Company filed a CEO Program shelf Registration Statement on Form S-3 with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock from time to time on a delayed or continuous basis. On July 8, 2022, the Company filed an amendment to the March 2021 Form S-3. On August 3, 2022, the March 2021 Form S-3 was declared effective by the SEC, and the Company entered into the August 2022 Sales Agreement on August 12, 2022. On July 3, 2023, in connection with the Corporate Conversion, BGC Group filed a post-effective amendment to the March 2021 Form S-3, pursuant to which it adopted the March 2021 Form S-3 as its own registration statement. Also on July 3, 2023, BGC Group assumed the August 2022 Sales Agreement, as amended and restated to replace references to BGC Partners with references to BGC Group and to make other ministerial changes. BGC Group may sell up to an aggregate of $300.0 million of shares of Class A common stock pursuant to the terms of the July 2023 Sales Agreement. CF&Co is a wholly-owned subsidiary of Cantor and an affiliate of the Company. Under the July 2023 Sales Agreement, the Company agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. As of September 30, 2023, the Company had not sold any shares of BGC Class A common stock or paid any commission to CF&Co under the August 2022 Sales Agreement.

Unit Redemptions and Share Repurchase Program
The Company’s Board and Audit Committee have authorized repurchases of BGC Class A common stock and redemptions of limited partnership interests or other equity interests in the Company’s subsidiaries. On November 4, 2022, the Board and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. On July 3, 2023, the BGC Group Board approved BGC Group’s share repurchase authorization in an amount up to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of September 30, 2023, the Company had $359.7 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares.
The tables below represent the units redeemed and/or shares repurchased for cash and do not include units redeemed/cancelled in connection with the grant of shares of BGC Class A common stock nor the limited partnership interests exchanged for shares of BGC Class A common stock. The gross unit redemptions and share repurchases of BGC Class A common stock during the three and nine months ended September 30, 2023 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted-Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That Could Be Redeemed/ Purchased Under the Program at September 30, 2023
Redemptions[1]
January 1, 2023—March 31, 2023	23	$3.90
April 1, 2023—June 30, 2023	422	4.91
July 1, 2023—September 30, 2023	—	—
Total Redemptions	445	$4.85
Repurchases[2,3]
January 1, 2023—March 31, 2023	846	$4.97
April 1, 2023—June 30, 2023	9,814	4.44
July 1, 2023—July 31, 2023	3,000	4.68
August 1, 2023—August 31, 2023	1,612	5.01
September 1, 2023—September 30, 2023	3,474	5.24
Total Repurchases	18,746	$4.70
Total Redemptions and Repurchases	19,191	$4.70	$359,656
___________________________
1During the nine months ended September 30, 2023 the Company redeemed 0.3 million LPUs at an aggregate redemption price of $1.4 million for a weighted-average price of $4.71 per unit. During the nine months ended September 30, 2023, the Company redeemed 0.2 million FPUs at an aggregate redemption price of $0.8 million for a weighted-average price of $5.11 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 20.4 million shares of BGC Class A common stock during the nine months ended September 30, 2023, nor the limited partnership interests exchanged for 13.5 million shares of BGC Class A common stock during the nine months ended September 30, 2023.
2During the three months ended September 30, 2023, the Company repurchased 8.1 million shares of BGC Class A common stock at an aggregate price of $40.3 million for a weighted-average price of $4.99 per share.
3During the nine months ended September 30, 2023, the Company repurchased 18.7 million shares of BGC Class A common stock at an aggregate price of $88.1 million for a weighted-average price of $4.70 per share.
The gross unit redemptions and share repurchases of BGC Class A common stock during the three and nine months ended September 30, 2022 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted-Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That Could Be Redeemed/ Purchased Under the Program at September 30, 2022
Redemptions[1,2]
January 1, 2022—March 31, 2022	43	$4.01
April 1, 2022—June 30, 2022	1,010	3.81
July 1, 2022—September 30, 2022	214	3.91
Total Redemptions	1,267	$3.83
Repurchases[3,4]
January 1, 2022—March 31, 2022	—	$—
April 1, 2022—June 30, 2022	8,745	3.36
July 1, 2022—July 31, 2022	3,033	3.70
August 1, 2022—August 31, 2022	5,916	4.14
September 1, 2022—September 30, 2022	3,448	4.11
Total Repurchases	21,142	$3.75
Total Redemptions and Repurchases	22,409	$3.76	$107,655
____________________________
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
2During the nine months ended September 30, 2022, the Company redeemed 1.2 million LPUs at an aggregate redemption price of $4.5 million for a weighted-average price of $3.88 per unit. During the nine months ended September 30, 2022, the Company redeemed 0.1 million FPUs at an aggregate redemption price of $0.3 million for a weighted-average price of $3.23 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 13.7 million shares of BGC Class A common stock during the nine months ended September 30, 2022, nor the limited partnership interests exchanged for 10.6 million shares of BGC Class A common stock during the nine months ended September 30, 2022.
3During the three months ended September 30, 2022, the Company repurchased 12.4 million shares of BGC Class A common stock at an aggregate price of $49.9 million for a weighted average price of $4.03 per share.
4During the nine months ended September 30, 2022, the Company repurchased 21.1 million shares of BGC Class A common stock at an aggregate price of $79.3 million for a weighted average price of $3.75 per share.

Redeemable Partnership Interest
The changes in the carrying amount of FPUs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$—	$16,446	$15,519	$18,761
Consolidated net income allocated to FPUs	—	247	236	968
Earnings distributions	—	(253)	(236)	(1,792)
FPUs exchanged	—	(434)	(1,301)	(1,153)
FPUs redeemed	—	(21)	288	(799)
Corporate conversion	—	—	(14,506)	—
Balance at end of period	$—	$15,985	$—	$15,985
8.    Financial Instruments Owned, at Fair Value
Financial instruments owned, at fair value primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total Financial instruments owned, at fair value were $45.5 million and $39.3 million as of September 30, 2023 and December 31, 2022, respectively. For additional information, see Note 12—“Fair Value of Financial Assets and Liabilities.”
These instruments are measured at fair value, with any changes in fair value recognized in earnings in the Company’s unaudited Condensed Consolidated Statements of Operations. The Company recognized no unrealized net gains or losses for the three and nine months ended September 30, 2023. The Company recognized no unrealized net gains or losses for the three months ended September 30, 2022. The Company recognized $0.2 million unrealized net losses for the nine months ended September 30, 2022 related to the mark-to-market adjustments on such instruments.
9.    Collateralized Transactions
Repurchase Agreements
Securities sold under Repurchase Agreements are accounted for as collateralized financing transactions and are recorded at the contractual amount for which the securities will be repurchased, including accrued interest. As of both September 30, 2023, and December 31, 2022, the Company had not facilitated any Repurchase Agreements.
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
As of both September 30, 2023 and December 31, 2022, the Company had no Reverse Repurchase Agreements.

10.    Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers
Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts (see Note 11—“Derivatives”). As of September 30, 2023 and December 31, 2022, Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers[1]:
Contract values of fails to deliver	$999,169	$404,076
Receivables from clearing organizations	130,411	132,149
Other receivables from broker-dealers and customers	33,903	19,693
Net pending trades	7,427	—
Open derivative contracts	4,343	3,762
Total	$1,175,253	$559,680
Payables to broker-dealers, clearing organizations, customers and related broker-dealers[1]:
Contract values of fails to receive	$889,926	$362,682
Payables to clearing organizations	93,400	16,855
Other payables to broker-dealers and customers	14,651	15,871
Net pending trades	—	1,634
Open derivative contracts	4,935	7,633
Total	$1,002,912	$404,675
____________________________
1Includes receivables and payables with Cantor. See Note 13—“Related Party Transactions” for additional information.
Substantially all open fails to deliver, open fails to receive and pending trade transactions as of September 30, 2023 have subsequently settled at the contracted amounts.
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
The Company does not designate any derivative contracts as hedges for accounting purposes. U.S. GAAP guidance requires that an entity recognize all derivative contracts as either assets or liabilities in the unaudited Condensed Consolidated Statements of Financial Condition and measure those instruments at fair value. The fair value of all derivative contracts is presented on a net-by-counterparty basis where a legal right to offset exists under an enforceable netting agreement. Derivative contracts are recorded as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” and “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition.

The fair value of derivative contracts, presented in accordance with the Company’s netting policy, is set forth below (in thousands):

	September 30, 2023			December 31, 2022
Derivative contract	Assets	Liabilities	Notional Amounts[1]	Assets	Liabilities	Notional Amounts[1]
FX swaps	$2,838	$3,901	$560,009	$3,134	$5,796	$586,020
Futures	684	—	6,145,380	—	1,268	4,253,088
Interest rate swaps	547	—	185,701,672	25	—	2,114,412
Forwards	274	1,034	211,199	603	569	197,278
Total	$4,343	$4,935	$192,618,260	$3,762	$7,633	$7,150,798

1Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of the Company’s derivative activity, and do not represent anticipated losses.
Certain of the Company’s FX swaps are with Cantor. See Note 13—“Related Party Transactions,” for additional information related to these transactions.
The replacement costs of contracts in a gain position were $4.3 million and $3.8 million, as of September 30, 2023 and December 31, 2022, respectively.

The following tables present information about the offsetting of derivative instruments (in thousands):

	September 30, 2023
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition[1]
Assets
FX swaps	$3,214	$(376)	$2,838
Futures	70,737	(70,053)	684
Interest rate swaps	66,637	(66,090)	547
Forwards	375	(101)	274
Total derivative assets	$140,963	$(136,620)	$4,343
Liabilities
FX swaps	$4,277	$(376)	$3,901
Forwards	1,135	(101)	1,034
Futures	70,053	(70,053)	—
Interest rate swaps	66,090	$(66,090)	—
Total derivative liabilities	$141,555	$(136,620)	$4,935

	December 31, 2022
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition[1]
Assets
FX swaps	$3,623	$(489)	$3,134
Forwards	746	(143)	603
Interest Rate Swaps	895	(870)	25
Futures	64,769	(64,769)	—
Total derivative assets	$70,033	$(66,271)	$3,762
Liabilities
FX swaps	$6,285	$(489)	$5,796
Futures	66,037	(64,769)	1,268
Forwards	712	(143)	569
Interest Rate Swaps	870	(870)	—
Total derivative liabilities	$73,904	$(66,271)	$7,633

1There were no additional balances in gross amounts not offset as of either September 30, 2023 or December 31, 2022.
The change in fair value of derivative contracts is reported as part of “Principal transactions” in the Company’s unaudited Condensed Consolidated Statements of Operations.
The table below summarizes gains and (losses) on derivative contracts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative contract	2023	2022	2023	2022
Futures	$3,379	$4,054	$10,156	$12,295
FX swaps	1,046	750	1,942	1,680
Interest rate swaps	330	5	547	5
FX/commodities options	61	55	143	203
Gains	$4,816	$4,864	$12,788	$14,183

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
The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	Assets at Fair Value at September 30, 2023
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Financial instruments owned, at fair value—Domestic government debt	$32,098	$—	$—	$—	$32,098
Financial instruments owned, at fair value—Foreign government debt	—	12,429	—	—	12,429
Financial instruments owned, at fair value—Equities	586	—	—	—	586
Financial instruments owned, at fair value—Corporate bonds	—	340	—	—	340
FX swaps	—	3,214	—	(376)	2,838
Futures	—	70,737	—	(70,053)	684
Interest rate swaps	—	66,637	—	(66,090)	547
Forwards	—	375	—	(101)	274
Total	$32,684	$153,732	$—	$(136,620)	$49,796

	Liabilities at Fair Value at September 30, 2023
	Level 1	Level 2	Level 3	Netting and Collateral	Total
FX swaps	$—	$4,277	$—	$(376)	$3,901
Forwards	—	1,135	—	(101)	1,034
Futures	—	70,053	—	(70,053)	—
Interest rate swaps	—	66,090	—	(66,090)	—
Contingent consideration	—		5,999		5,999
Total	$—	$141,555	$5,999	$(136,620)	$10,934

	Assets at Fair Value at December 31, 2022
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Financial instruments owned, at fair value—Domestic government debt	$31,175	$—	$—	$—	$31,175
Financial instruments owned, at fair value—Foreign government debt	—	7,678	—	—	7,678
Financial instruments owned, at fair value—Equities	466	—	—	—	466
FX swaps	—	3,623	—	(489)	3,134
Forwards	—	746	—	(143)	603
Interest rate swaps	—	895		(870)	25
Futures	—	64,769	—	(64,769)	—
Total	$31,641	$77,711	$—	$(66,271)	$43,081

	Liabilities at Fair Value at December 31, 2022
	Level 1	Level 2	Level 3	Netting and Collateral	Total
FX swaps	$—	$6,285	$—	$(489)	$5,796
Futures	—	66,037	—	(64,769)	1,268
Forwards	—	712	—	(143)	569
Interest rate swaps	—	870	—	(870)	—
Contingent consideration	—	—	24,279	—	24,279
Total	$—	$73,904	$24,279	$(66,271)	$31,912
Level 3 Financial Liabilities
Changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended September 30, 2023 were as follows (in thousands):

							Unrealized (gains) losses for the period included in:
	Opening Balance at July 1, 2023	Total realized and unrealized (gains) losses included in Net income (loss)¹	Unrealized (gains) losses included in Other comprehensive income (loss)²	Purchases/ Issuances[3]	Sales/ Settlements	Closing Balance at September 30, 2023	Net (income) loss on Level 3 Assets/Liabilities Outstanding at September 30, 2023	Other comprehensive income (loss) on Level 3 Assets/Liabilities Outstanding at September 30, 2023
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$8,909	$110	$—	$(2,176)	$(844)	$5,999	$44	$—
____________________________
1Realized and unrealized gains (losses) are reported in “Other income (loss),” in the Company’s unaudited Condensed Consolidated Statements of Operations.
2Unrealized gains (losses) are reported in “Foreign currency translation adjustments,” in the Company’s unaudited Condensed Consolidated Statements of Comprehensive Income (Loss).
3For the three months ended September 30, 2023, a $2.2 million measurement period adjustment is included in “Purchases/Issuances” relating to the Trident Acquisition. (see Note 16 — “Goodwill and Other Intangible Assets, Net” for additional information).

Changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended September 30, 2022 were as follows (in thousands):

							Unrealized (gains) losses for the period included in:
	Opening Balance at July 1, 2022	Total realized and unrealized (gains) losses included in Net income (loss)¹	Unrealized (gains) losses included in Other comprehensive income (loss)²	Purchases/ Issuances	Sales/ Settlements	Closing Balance at September 30, 2022	Net (income) loss on Level 3 Assets/Liabilities Outstanding at September 30, 2022	Other comprehensive income (loss) on Level 3 Assets/Liabilities Outstanding at September 30, 2022
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$22,791	$(62)	$—	$—	$—	$22,729	$(62)	$—
____________________________
1Realized and unrealized gains (losses) are reported in “Other income (loss),” in the Company’s unaudited Condensed Consolidated Statements of Operations.
2Unrealized gains (losses) are reported in “Foreign currency translation adjustments,” in the Company’s unaudited Condensed Consolidated Statements of Comprehensive Income (Loss).
Changes in Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2023 were as follows (in thousands):

							Unrealized (gains) losses for the period included in:
	Opening Balance at January 1, 2023	Total realized and unrealized (gains) losses included in Net income (loss)¹	Unrealized (gains) losses included in Other comprehensive income (loss)²	Purchases/ Issuances3	Sales/ Settlements	Closing Balance at September 30, 2023	Net income (loss) on Level 3 Assets / Liabilities Outstanding at September 30, 2023	Other comprehensive income (loss) on Level 3 Assets / Liabilities Outstanding at September 30, 2023
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$24,279	$723	$—	$2,499	$(21,502)	$5,999	$116	$—
____________________________
1Realized and unrealized gains (losses) are reported in “Other income (loss),” in the Company’s unaudited Condensed Consolidated Statements of Operations.
2Unrealized gains (losses) are reported in “Foreign currency translation adjustments,” in the Company’s unaudited Condensed Consolidated Statements of Comprehensive Income (Loss).
3For the nine months ended September 30, 2023, a $2.2 million measurement period adjustment is included in “Purchases/Issuances” relating to the Trident Acquisition. (see Note 16 — “Goodwill and Other Intangible Assets, Net” for additional information).

Changes in Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2022 were as follows (in thousands):

							Unrealized (gains) losses for the period included in:
	Opening Balance at January 1, 2022	Total realized and unrealized (gains) losses included in Net income (loss)¹	Unrealized (gains) losses included in Other comprehensive income (loss)²	Purchases/ Issuances	Sales/ Settlements	Closing Balance at September 30, 2022	Net (income) loss on Level 3 Assets/Liabilities Outstanding at September 30, 2022	Other comprehensive income (loss) on Level 3 Assets/Liabilities Outstanding at September 30, 2022
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$29,756	$(516)	$—	$—	$(6,511)	$22,729	$(516)	$—
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
Quantitative Information About Level 3 Fair Value Measurements on a Recurring Basis
The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value as of September 30, 2023
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
				Discount rate[1]	7.2%-9.2%	8.3%

Contingent consideration	$—	$5,999	Present value of expected payments	Probability of meeting earnout and contingencies	90%-100%	97.4%[2]
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
Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of September 30, 2023 and December 31, 2022, the present value of expected payments related to the Company’s contingent consideration was $6.0 million and $24.3 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, was $10.7 million and $34.7 million, as of September 30, 2023 and December 31, 2022, respectively.
Fair Value Measurements on a Non-Recurring Basis
Pursuant to the recognition and measurement guidance for equity investments, equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. The Company applied the measurement alternative to equity securities with the fair value of $82.5 million and $83.8 million, which were included in “Other assets” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition as of September 30, 2023 and December 31, 2022, respectively. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.
13.    Related Party Transactions
In connection with the Corporate Conversion on July 1, 2023, the BGC Group Board and the Board of Directors of BGC Partners authorized the assumption of all agreements and arrangements between BGC Partners and any executive officer, director or affiliate of BGC Partners, with such modifications to reflect the Corporate Conversion. Pursuant to the foregoing authorization, any existing agreements and arrangements between BGC Partners and any executive officer, director or affiliate of BGC Partners, were generally assumed unchanged, other than making BGC Group a party thereto.
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
For the three months ended September 30, 2023 and 2022, Cantor’s share of the net profit in Tower Bridge was $1.2 million and $0.2 million, respectively. For the nine months ended September 30, 2023 and 2022, Cantor’s share of the net profit or loss in Tower Bridge was $1.8 million and nil, respectively. This net profit or loss is included as part of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited Condensed Consolidated Statements of Operations.
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
For the three months ended September 30, 2023 and 2022, the Company recognized related party revenues of $3.7 million and $3.9 million, respectively, for the services provided to Cantor. For the nine months ended September 30, 2023 and 2022, the Company recognized related party revenues of $11.7 million and $10.8 million, respectively, for the services provided to Cantor. These revenues are included as part of “Fees from related parties” in the Company’s unaudited Condensed Consolidated Statements of Operations.
In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the

Company and Cantor entered into an administrative services agreement whereby certain employees of Cantor are deemed leased employees of the Company.
For the three months ended September 30, 2023 and 2022, the Company was charged $23.3 million and $20.3 million, respectively, for the services provided by Cantor and its affiliates, of which $16.3 million and $13.7 million, respectively, were to cover compensation to leased employees for these periods.
For the nine months ended September 30, 2023 and 2022, the Company was charged $71.4 million and $61.8 million, respectively, for the services provided by Cantor and its affiliates, of which $48.0 million and $43.5 million, respectively, were to cover compensation to leased employees for these periods. The fees charged by Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited Condensed Consolidated Statements of Operations. The fees charged by Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited Condensed Consolidated Statements of Operations.
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
As part of the purchase of the Futures Exchange Group, Cantor has agreed to indemnify the Company for certain expenses arising at the Futures Exchange Group up to a maximum of $1.0 million. As of both September 30, 2023 and December 31, 2022, the Company had recorded assets of $1.0 million in the Company’s unaudited Condensed Consolidated Statements of Financial Condition for this indemnity.
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
Prior to the Corporate Conversion, all BGC Holdings units held by employees of Newmark were redeemed or exchanged, in each case, for shares of BGC Class A common stock.
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

Clearing Capital Agreement with Cantor
In November 2008, the Company entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on the Company’s behalf. In June 2020, this clearing capital agreement was amended to cover Cantor providing clearing services in all eligible financial products to the Company and not just U.S. Treasury and U.S. government agency securities. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to BGC, Cantor shall be entitled to request from the Company cash or other collateral acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement or Cantor will post cash or other collateral on BGC’s behalf for a commercially reasonable charge. During the three months ended September 30, 2023 and 2022, the Company was charged $0.7 million and $0.2 million, respectively, by Cantor for the cash or other collateral posted by Cantor on BGC’s behalf. During the nine months ended September 30, 2023 and 2022, the Company was charged $1.5 million and $0.6 million, respectively, by Cantor for the cash or other collateral posted by Cantor on BGC’s behalf. Cantor had not requested any cash or other property from the Company as collateral as of September 30, 2023.
Other Agreements with Cantor
The Company is authorized to enter into short-term arrangements with Cantor to cover any delivery failures in connection with U.S. Treasury securities transactions and to share equally in any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of both September 30, 2023 and December 31, 2022, Cantor had not facilitated any Repurchase Agreements between the Company and Cantor.
As part of the Company’s cash management process, the Company may enter into tri-party Reverse Repurchase Agreements and other short-term investments, some of which may be with Cantor. As of both September 30, 2023 and December 31, 2022, the Company had no Reverse Repurchase Agreements outstanding.
To more effectively manage the Company’s exposure to changes in FX rates, the Company and Cantor have agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to FX currency hedging between the Company and Cantor. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of the Company and Cantor is utilized to determine the shares of profit or loss allocated to each for the period. For the three months ended September 30, 2023 and 2022, the Company recognized its share of FX losses of $2.1 million and FX gains of $1.6 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company recognized its share of FX gains of $2.8 million and $3.6 million, respectively. These gains are included as part of “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Pursuant to the separation agreement relating to the Company’s acquisition of certain BGC businesses from Cantor in 2008, Cantor has a right, subject to certain conditions, to be the Company’s customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use market data from the Company without any cost. Any future related-party transactions or arrangements between the Company and Cantor are subject to the prior approval by the Audit Committee. During both the three months ended September 30, 2023 and 2022, the Company recorded revenues from Cantor entities of $0.1 million, related to commissions paid to the Company by Cantor. During the nine months ended September 30, 2023 and 2022, the Company recorded revenues from Cantor entities of $0.2 million and $0.3 million, respectively, related to commissions paid to the Company by Cantor. These revenues are included as part of “Commissions” in the Company’s unaudited Condensed Consolidated Statements of Operations.
The Company and Cantor are authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.
In August 2013, the Audit Committee authorized the Company to invest up to $350.0 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used by the Company from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including policies related to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of both September 30, 2023 and December 31, 2022, the Company did not have any investments in the program.
On June 5, 2015, the Company entered into the Exchange Agreement with Cantor providing Cantor, CFGM and other Cantor affiliates entitled to hold BGC Class B common stock the right to exchange from time to time, on a one-to-one basis, subject to adjustment, up to an aggregate of 34.6 million shares of BGC Class A common stock now owned or subsequently acquired by such Cantor entities for up to an aggregate of 34.6 million shares of BGC Class B common stock. Such shares of BGC Class B common stock, are already included in the Company’s share count and will not increase Cantor’s current maximum potential voting power in the common equity. The Exchange Agreement enabled the Cantor entities to acquire the same number of shares of BGC Class B common stock that they were already entitled to acquire, prior to the Corporate conversion, without having to exchange Cantor units in BGC Holdings. The Audit Committee and Board determined that it was in the best interests of the Company and its stockholders to approve the Exchange Agreement because it would help ensure that, prior to the Corporate Conversion, Cantor retained its units in BGC Holdings, which was the same partnership in which the Company’s partner employees participated, thus aligning the interests of Cantor with those of the partner employees.
On November 23, 2018, in the Class B Issuance, BGC Partners issued 10.3 million shares of BGC Class B common stock to Cantor and 0.7 million shares of BGC Class B common stock to CFGM, in each case in exchange for shares of BGC Class A common stock owned by Cantor and CFGM, respectively, on a one-to-one basis pursuant to the Exchange Agreement. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Partners by Cantor or CFGM for the Class B Issuance.
In connection with the Corporate Conversion on July 1, 2023, the Exchange Agreement with Cantor terminated based on its own terms.
On July 1, 2023, as a result of the Corporate Conversion, the total outstanding 64.0 million Cantor units were converted into shares of BGC Class B common stock, subject to the terms and conditions of the Corporate Conversion Agreement, provided that a portion of the 64.0 million shares of BGC Class B common stock issued to Cantor will convert into BGC Class A common stock in the event that BGC Group does not issue at least $75.0 million in shares of BGC Class A or B common stock in connection with certain acquisition transactions prior to the seventh anniversary of the Corporate Conversion.
As of September 30, 2023, Cantor and CFGM did not own any shares of BGC Class A common stock. As of September 30, 2023, Cantor and CFGM owned 93.3 million and 3.0 million shares of BGC Class B common stock, respectively.
On March 19, 2018, BGC Partners entered into the BGC Credit Agreement with Cantor. The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the previous Credit Facility between BGC Partners and an affiliate of Cantor. On August 6, 2018, BGC Partners entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that could be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2024, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC Partners’ or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of both September 30, 2023 and December 31, 2022, there were no borrowings by BGC Partners or Cantor outstanding under this Agreement. The Company did not record any interest expense related to the Agreement for the three and nine months ended September 30, 2023 and 2022.
Receivables from and Payables to Related Broker-Dealers
Amounts due to or from Cantor and Freedom, one of the Company’s equity method investments, are for transactional revenues under a technology and services agreement with Freedom, as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. As of September 30, 2023 and December 31, 2022, the Company had receivables from Freedom of $1.6 million and $1.4 million, respectively. As of September 30, 2023 and December 31, 2022, the Company had $2.8 million and $3.1 million, respectively, in receivables from Cantor related to open derivative contracts. As of September 30, 2023 and December 31, 2022, the Company had $4.7 million and $5.8 million, respectively, in payables to Cantor related to open derivative contracts. As of September 30, 2023, the Company had $1.0 million in receivables from Cantor related to fails and pending trades. As of December 31, 2022, the Company did not have any receivables from and payables to Cantor related to fails and pending trades.
Loans, Forgivable Loans and Other Receivables from Employees and Partners, Net
The Company has entered into various agreements with certain BGC employees and partners whereby these individuals receive loans which may be either wholly or in part repaid from the distributions that the individuals receive on some or all of their LPUs in BGC Holdings and Newmark Holdings, prior to the Corporate Conversion, and by distributions that the individuals receive on some or all of their LPUs in Newmark Holdings and any dividends paid on participating RSUs and restricted stock awards, subsequent to the Corporate Conversion. Certain of these loans also may be either wholly or in part repaid from the proceeds of the sale of the BGC employees' shares of BGC Class A common stock. In addition certain loans may be forgiven over a period of time. The forgivable portion of these loans is recognized as compensation expense over the life of the loan. From time to time, the Company may also enter into agreements with employees to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements.
As of September 30, 2023 and December 31, 2022, the aggregate balance of employee loans, net, was $348.5 million and $319.6 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. Compensation expense for the above-mentioned employee loans for the three months ended September 30, 2023 and 2022 was $10.2 million and $10.7 million, respectively. Compensation expense for the above-mentioned employee loans for the nine months ended September 30, 2023 and 2022 was $35.6 million and $35.1 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Interest income on the above-mentioned employee loans for the three months ended September 30, 2023 and 2022 was $2.0 million and $1.7 million, respectively. Interest income on the above-mentioned employee loans for the nine months ended September 30, 2023 and 2022 was $5.9 million and $5.2 million, respectively. The interest income related to these employee loans is included as part of “Interest and dividend income” in the Company’s unaudited Condensed Consolidated Statements of Operations.
CEO Program and Other Transactions with CF&Co
As discussed in Note 7—“Stock Transactions and Unit Redemptions,” BGC Partners entered into the August 2022 Sales Agreement, and after the Corporate Conversion, BGC Group entered into the July 2023 Sales Agreement with CF&Co as the Company’s sales agent under the CEO Program. During both the three and nine months ended September 30, 2023 and 2022, the Company did not sell any shares of Class A common stock under its CEO Program. For both the three and nine months ended September 30, 2023 and 2022, the Company was not charged for services provided by CF&Co related to the CEO Program with CF&Co. The net proceeds of any shares sold would be included as part of “Additional paid-in capital” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
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
On October 3, 2014, management was granted approval by the Board and Audit Committee to enter into stock loan transactions with CF&Co utilizing equities securities. Such stock loan transactions will bear market terms and rates. As of September 30, 2023, and December 31, 2022, the Company did not have any Securities loaned transactions with CF&Co.
On July 24, 2018, the Company issued an aggregate of $450.0 million principal amount of BGC Partners 5.375% Senior Notes. The BGC Partners 5.375% Senior Notes are general senior unsecured obligations of the Company. In connection with this issuance of BGC Partners 5.375% Senior Notes, the Company recorded approximately $0.3 million in underwriting fees payable to CF&Co. The Company also paid CF&Co an advisory fee of $0.2 million in connection with the issuance. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes.
On September 27, 2019, the Company issued an aggregate of $300.0 million principal amount of the BGC Partners 3.750% Senior Notes. In connection with this issuance of BGC Partners 3.750% Senior Notes, the Company recorded $0.2 million in underwriting fees payable to CF&Co. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes.
On June 11, 2020, BGC Partners’ Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by the Company of up to $50.0 million of Company Debt Securities, and on July 1, 2023, BGC Group’s Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by the Company of up to $50.0 million of Company Debt Securities. Repurchases of Company Debt Securities, if any, are expected to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption. Under the authorization, the Company may make repurchases of Company Debt Securities for cash from time to time in the open market or in privately negotiated transactions upon such terms and at such prices as management may determine. Additionally, the Company is authorized to make any such repurchases of Company Debt Securities through CF&Co (or its affiliates), in its capacity as agent or principal, or such other broker-dealers as management shall determine to utilize from time to time, and such repurchases shall be subject to brokerage commissions which are no higher than standard market commission rates. As of September 30, 2023, the Company had $50.0 million remaining under its debt repurchase authorization.
On July 10, 2020, the Company issued an aggregate of $300.0 million principal amount of the BGC Partners 4.375% Senior Notes. In connection with this issuance of BGC Partners 4.375% Senior Notes, the Company recorded $0.2 million in underwriting fees payable to CF&Co. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor purchased $14.5 million of such senior notes and still holds such notes as of September 30, 2023.
On May 25, 2023, the Company issued an aggregate of $350.0 million principal amount of the BGC Partners 8.000% Senior Notes. In connection with this issuance of BGC Partners 8.000% Senior Notes, the Company recorded $0.3 million in underwriting fees payable to CF&Co. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes.
Cantor Rights to Purchase Cantor Units from BGC Holdings
Prior to the Corporate Conversion, Cantor had the right to purchase Cantor units from BGC Holdings upon redemption of non-exchangeable FPUs redeemed by BGC Holdings upon termination or bankruptcy of the Founding/Working Partner. In addition, pursuant to Article Eight, Section 8.08, of the Second Amended and Restated BGC Holdings Limited Partnership Agreement, where either current, terminating, or terminated partners were permitted by the Company to exchange any portion of their FPUs and Cantor consents to such exchangeability, the Company would offer to Cantor the opportunity for Cantor to purchase the same number of Cantor units in BGC Holdings at the price that Cantor would have paid for Cantor units had the Company redeemed the FPUs. If Cantor acquired any Cantor units as a result of the purchase or redemption by BGC Holdings of any FPUs, Cantor would be entitled to the benefits (including distributions) of such units it acquired from the date of termination or bankruptcy of the applicable Founding/Working Partner.
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
As of September 30, 2023, there were no FPUs in BGC Holdings remaining.
Cantor Aurel Revenue Sharing Agreement
On June 24, 2021, the Board and Audit Committee authorized the Company’s French subsidiary, Aurel BGC SAS, to enter into a revenue sharing agreement pursuant to which Cantor shall provide services to Aurel to support Aurel’s investment banking activities with respect to special purpose acquisition companies. The services provided by Cantor to Aurel in support of such SPAC Investment Banking Activities shall include referral of clients, structuring advice, financial advisory services, referral of investors, deal execution services, and other advisory services in support of Aurel’s SPAC Investment Banking Activities pursuant to its French investment services license. As compensation, Cantor shall receive a revenue share of 80% of Aurel’s net revenue attributable to SPAC Investment Banking Activities. The term of the revenue sharing agreement was for an initial period of 12 months, which automatically renews each year unless either party provides notice of termination at least three months prior to the anniversary. Aurel is also authorized to serve as bookrunner, underwriter or advisor in connection with French SPACs which are sponsored by Cantor at market rates for such services. For both the three and nine months ended September 30, 2023 and 2022, Aurel had no revenue or fees payable to Cantor attributable to SPAC Investment Banking Activities.

Transactions with Executive Officers and Directors
On September 21, 2023, Mr. Windeatt sold 474,808 shares of BGC Class A common stock, to the Company. The sale price per share of $5.29 was the closing price of a share of BGC Class A common stock on September 21, 2023. The transaction was approved by the Audit Committee and the Compensation Committee of the Board and was made pursuant to the Company’s stock buyback authorization.
In connection with the Corporate Conversion, on June 2, 2023 Mr. Merkel sold 150,000 shares of Class A common stock to BGC Partners at $4.21 per share, the closing price of a share of Class A common stock on June 2, 2023. The transaction was approved by the Audit and Compensation Committees of the Board of BGC Partners and was made pursuant to BGC Partners’ stock buyback authorization.
In connection with the Corporate Conversion, on May 18, 2023, the BGC Partners Compensation Committee approved the redemption of all of the non-exchangeable BGC Holdings units held by Mr. Stephen Merkel at that time. On May 18, 2023, Mr. Merkel’s 148,146 NPSU-CVs, 33,585 PSU-CVs, and 74,896 PSUs were redeemed for zero and an aggregate of 256,627 shares of Class A common stock were granted to Mr. Merkel, and 148,146 NPPSU-CVs with a total determination amount of $681,250 and 33,585 PPSU-CVs with a total determination amount of $162,500 were redeemed for an aggregate cash payment of $843,750. After deduction of shares of BGC Class A common stock to satisfy applicable tax withholding through the surrender of shares of BGC Class A common stock valued at $4.61 per share, Mr. Merkel received 196,525 net shares of Class A common stock.
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
In connection with the Corporate Conversion and, as a result of the monetization event for Mr. Merkel, on May 18, 2023 Mr. Lutnick elected to exercise in full his monetization rights under the standing policy, which he had previously waived in prior years. All of the non-exchangeable BGC Holdings units that Mr. Lutnick held at that time were monetized as follows: 11,332,727 PSUs were redeemed for zero and 11,332,727 shares of Class A common stock were granted to Mr. Lutnick, and 1,451,805 PPSUs with an aggregate determination amount of $6,650,000 were redeemed for an aggregate cash payment of $6,650,000. After deduction of applicable tax withholding through the surrender of shares of BGC Class A common stock valued at $4.61 per share, Mr. Lutnick received 5,710,534 net shares of Class A common stock.
On May 18, 2023, Mr. Lutnick also exchanged his then-remaining 520,380 exchangeable PSUs for 520,380 shares of Class A common stock. After deduction of applicable tax withholding through the surrender of shares of Class A common stock valued at $4.61 per share, Mr. Lutnick received 232,610 net shares of Class A common stock. In addition, on May 18, 2023, Mr. Lutnick’s then-remaining 1,474,930 non-exchangeable HDUs were redeemed for a cash capital account payment of $9,148,000, $2.1 million of which was paid by BGC Partners with the remainder paid by Newmark Group, Inc. As a result of the various transactions on May 18, 2023 described above, on May 18, 2023, Mr. Lutnick no longer held any limited partnership units of BGC Holdings.
On April 18, 2023, Dr. Bell sold 21,786 shares of Class A common stock to the Company. The sale price per share of $4.59 was the closing price of a share of Class A common stock on April 18, 2023. The transaction was approved by the Audit Committee and the Compensation Committee of the Board and was made pursuant to the Company’s stock buyback authorization.
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
Mr. Windeatt 2023 Deed of Amendment

On July 12, 2023, Mr. Windeatt executed the 2023 Deed of Amendment with the U.K. Partnership which amends his prior executed Deed of Adherence with the U.K. Partnership regarding the terms of his employment. Under the 2023 Deed of Amendment, the initial period of Mr. Windeatt’s membership in the U.K. Partnership was extended from September 30, 2025 to December 31, 2028. In addition, under the 2023 Deed of Amendment, commencing January 1, 2027, either party may terminate the Deed by giving written notice to the other party at least 24 months prior to the expiration of the initial period. Mr. Windeatt’s membership, unless terminated earlier in accordance with the terms of the Deed, will continue following December 31, 2028 on the same terms and conditions set forth in the Deed until written notice to terminate is provided and the 24 month notice period expires.
Pursuant to the 2023 Deed of Amendment, Mr. Windeatt is also entitled to an increase in drawings from an aggregate amount of £600,000 per year to an aggregate amount of £700,000 per year effective January 1, 2023, which shall be reviewed by the Compensation Committee annually. Mr. Windeatt is also eligible for additional allocations of the U.K. Partnership’s profits, subject to the approval of the Compensation Committee.
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
Transactions with the Relief Fund
During the year ended December 31, 2015, the Company committed to make charitable contributions to the Cantor Fitzgerald Relief Fund in the amount of $40.0 million, which was included in “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations for the year ended December 31, 2015 and “Accounts payable, accrued and other liabilities” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. The Company had fully paid the $40.0 million commitment during the third quarter of 2022.
As of September 30, 2023 and December 31, 2022, the Company had an additional liability to the Cantor Fitzgerald Relief Fund and The Cantor Foundation (UK) for $15.6 million and $9.2 million, respectively, which included $6.7 million and $6.4 million of additional expense taken in September 2023 and 2022, respectively, above the original $40.0 million commitment.
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
The Company was authorized to enter into loans, investments or other credit support arrangements for Aqua, an alternative electronic trading platform that offered new pools of block liquidity to the global equities markets; such arrangements were proportionally and on the same terms as similar arrangements between Aqua and Cantor. On February 15, 2022 and February 25, 2021, the Board and Audit Committee increased the authorized amount by an additional $1.0 million and $1.0 million, respectively, to an aggregate of $21.2 million. The Company had been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. Aqua was 51% owned by Cantor and 49% owned by the Company. Aqua was accounted for under the equity method. During the three and nine months ended September 30, 2023, the Company did not make any contribution to Aqua. During the three and nine months ended September 30, 2022, the Company made $0.1 million and $0.6 million, respectively, in contributions to Aqua. These contributions are recorded as part of “Investments” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
The Company had also entered into a subordinated loan agreement with Aqua, whereby the Company loaned Aqua the principal sum of $1.0 million. The scheduled maturity date on the subordinated loan is September 1, 2024. The loan to Aqua was recorded as part of “Receivables from related parties” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. In November 2022, the subordinated loan was designated as a non-accrual loan, and therefore, the Company did not recognize any interest income on this loan. In the fourth quarter of 2022, the Company wrote off $0.6 million of the subordinated loan, which was recorded as part of “Other expenses” on the Company’s Consolidated Statements of Operations for the year ended December 31, 2022. As of September 30, 2023, the Company has a remaining loan receivable of

$0.4 million as part of “Receivables from related parties” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
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
14.    Investments
Equity Method Investments
The carrying value of the Company’s equity method investments was $35.5 million as of September 30, 2023 and $38.4 million as of December 31, 2022, and is included in “Investments” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
The Company recognized gains of $2.1 million and $3.2 million related to its equity method investments for the three months ended September 30, 2023 and 2022, respectively. The Company recognized gains of $6.6 million and $8.8 million related to its equity method investments for the nine months ended September 30, 2023 and 2022, respectively. The Company’s share of the net gains or losses is reflected in “Gains (losses) on equity method investments” in the Company’s unaudited Condensed Consolidated Statements of Operations.
For the three and nine months ended September 30, 2023 and 2022, the Company did not record impairment charges related to existing equity method investments. The Company did not sell any equity method investments during the three and nine months ended September 30, 2023 and 2022.
See Note 13—“Related Party Transactions,” for information regarding related party transactions with unconsolidated entities included in the Company’s unaudited Condensed Consolidated Financial Statements.
Investments Carried Under Measurement Alternative
The Company has acquired equity investments for which it did not have the ability to exert significant influence over operating and financial policies of the investees. These investments are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. The carrying value of these investments as of both September 30, 2023 and December 31, 2022 was $0.2 million, respectively, and they are included in “Investments” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. The Company did not recognize any gains, losses, or impairments relating to investments carried under the measurement alternative for both the three and nine months ended September 30, 2023 and 2022.
In addition, the Company owns membership shares, which are included in “Other assets” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition as of both September 30, 2023 and December 31, 2022. These equity investments are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. The Company recognized unrealized losses of nil and $1.3 million to reflect observable transactions for these shares during the three and nine months ended September 30, 2023, respectively. The Company recognized unrealized gains of nil and $1.9 million to reflect observable transactions for these shares during the three and nine months ended September 30, 2022, respectively. The unrealized gains (losses) are reflected in “Other income (loss)” in the Company’s unaudited Condensed Consolidated Statements of Operations.
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
The following table sets forth the Company’s investment in its unconsolidated VIEs and the maximum exposure to loss with respect to such entities (in thousands):

	September 30, 2023		December 31, 2022
	Investment	Maximum Exposure to Loss	Investment	Maximum Exposure to Loss
Variable interest entities¹	$1,886	$2,316	$2,530	$2,959
____________________________
1The Company has entered into a subordinated loan agreement with Aqua, whereby the Company agreed to lend the principal sum of $1.0 million. The Company’s maximum exposure to loss with respect to its unconsolidated VIEs includes the sum of its equity investments in its unconsolidated VIEs and the remaining $0.4 million of the subordinated loan to Aqua.
Consolidated VIE
The Company invested in a limited liability company that is focused on developing a proprietary trading technology. The limited liability company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $9.1 million and $9.2 million as of September 30, 2023 and December 31, 2022, respectively, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $1.7 million and $1.4 million as of September 30, 2023 and December 31, 2022, respectively. The Company’s exposure to economic loss on this VIE was $5.2 million and $5.5 million as of September 30, 2023 and December 31, 2022, respectively.
15.    Fixed Assets, Net
Fixed assets, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Computer and communications equipment	$100,414	$95,730
Software, including software development costs	348,830	320,275
Leasehold improvements and other fixed assets	95,910	94,875
	545,154	510,880
Less: accumulated depreciation and amortization	(368,755)	(327,402)
Fixed assets, net	$176,399	$183,478
Depreciation expense was $5.2 million and $5.4 million for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense was $15.7 million and $16.4 million for the nine months ended September 30, 2023 and 2022, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s unaudited Condensed Consolidated Statements of Operations.
The Company has $5.9 million and $5.8 million of asset retirement obligations related to certain of its leasehold improvements as of September 30, 2023 and December 31, 2022, respectively. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit adjusted risk-free interest rate in effect when the liability was initially recognized.
For the three months ended September 30, 2023 and 2022, software development costs totaling $9.5 million and $12.6 million, respectively, were capitalized. Amortization of software development costs totaled $12.6 million and $9.5 million for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, software development costs totaling $33.9 million and $35.1 million, respectively, were capitalized. Amortization of software development costs totaled $32.4 million and $27.7 million for the nine months ended September 30, 2023 and 2022, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Impairment charges of $0.2 million and $0.3 million were recorded for the three months ended September 30, 2023 and 2022, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges of $3.0 million and $5.6 million were recorded for the nine months ended September 30, 2023 and 2022, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s unaudited Condensed Consolidated Statements of Operations.

16.    Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill
Balance at December 31, 2022	$486,585
Acquisitions	14,831
Measurement period adjustments	(1,493)
Cumulative translation adjustment	874
Balance at September 30, 2023	$500,797
For additional information on Goodwill, see Note 4—“Acquisitions.”
Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets.
Other intangible assets consisted of the following (in thousands, except weighted-average remaining life):

	September 30, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$195,846	$93,699	$102,147	8.8
Technology	23,997	23,997	—	N/A
Noncompete agreements	20,144	19,258	886	3.6
Patents	11,880	10,628	1,252	3.0
All other	18,434	8,419	10,015	9.6
Total definite life intangible assets	270,301	156,001	114,300	8.8
Indefinite life intangible assets:
Trade names	79,570		79,570	N/A
Licenses	2,208		2,208	N/A
Domain name	454		454	N/A
Total indefinite life intangible assets	82,232	—	82,232	N/A
Total	$352,533	$156,001	$196,532	8.8

	December 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$173,436	$74,337	$99,099	9.3
Technology	23,997	23,997	—	N/A
Noncompete agreements	19,818	19,078	740	3.9
Patents	11,473	10,430	1,043	3.1
All other	17,035	7,442	9,593	8.7
Total definite life intangible assets	245,759	135,284	110,475	9.2
Indefinite life intangible assets:
Trade names	79,570	—	79,570	N/A
Licenses	2,284	—	2,284	N/A
Domain name	454	—	454	N/A
Total indefinite life intangible assets	82,308	—	82,308	N/A
Total	$328,067	$135,284	$192,783	9.2
Intangible amortization expense was $4.1 million and $3.7 million for the three months ended September 30, 2023 and 2022, respectively. Intangible amortization expense was $12.0 million and $11.7 million for the nine months ended September 30, 2023 and 2022, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations. There were no impairment charges for the Company’s definite and indefinite life intangibles for the three and nine months ended September 30, 2023 and 2022.
The estimated future amortization expense of definite life intangible assets as of September 30, 2023 is as follows (in millions):

2023	$4.0
2024	16.2
2025	16.2
2026	15.8
2027	11.5
2028 and thereafter	50.6
Total	$114.3
17.    Notes Payable, Other and Short-Term Borrowings
Notes payable, other and short-term borrowings consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Unsecured senior revolving credit agreement	$238,878	$—
BGC Partners 5.375% Senior Notes due July 24, 2023	—	449,243
BGC Partners 3.750% Senior Notes due October 1, 2024	299,180	298,558
BGC Partners 4.375% Senior Notes due December 15, 2025	298,630	298,165
BGC Partners 8.000% Senior Notes due May 25, 2028	346,755	—
Collateralized borrowings	—	3,251
Total Notes payable and other borrowings	1,183,443	1,049,217
Short-term borrowings	—	1,917
Total Notes payable, other and short-term borrowings	$1,183,443	$1,051,134

Unsecured Senior Revolving Credit Agreement
On November 28, 2018, BGC Partners entered into the Revolving Credit Agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, which replaced the previously existing committed unsecured senior revolving credit agreement. The maturity date of the Revolving Credit Agreement was November 28, 2020, and the maximum revolving loan balance was $350.0 million. Borrowings under this Revolving Credit Agreement bore interest at either LIBOR or a defined base rate plus additional margin. On December 11, 2019, BGC Partners entered into an amendment to the Revolving Credit Agreement. Pursuant to the amendment, the maturity date was extended to February 26, 2021. On February 26, 2020, BGC Partners entered into a second amendment to the Revolving Credit Agreement, pursuant to which the maturity date was extended by two years to February 26, 2023. There was no change to the interest rate or the maximum revolving loan balance. On March 10, 2022, BGC Partners entered into an amendment and restatement of the senior unsecured revolving credit agreement, pursuant to which the maturity date was extended to March 10, 2025, the size of the credit facility was increased to $375.0 million, and borrowings under this agreement will bear interest based on either SOFR or a defined base rate plus additional margin. As of September 30, 2023, there were $238.9 million borrowings outstanding, net of deferred financing costs of $1.1 million. As of December 31, 2022, there was no borrowings outstanding under the Revolving Credit Agreement. BGC Partners recorded interest expense related to the Revolving Credit Agreement of $3.7 million and $0.6 million for the three months ended September 30, 2023 and 2022, respectively. BGC Partners recorded interest expense related to the Revolving Credit Agreement of $6.6 million and $1.7 million for the nine months ended September 30, 2023 and 2022, respectively.
Senior Notes
The BGC Partners Notes are recorded at amortized cost. The carrying amounts and estimated fair values of the BGC Partners Notes were as follows (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
BGC Partners 5.375% Senior Notes due July 24, 2023	$—	$—	$449,243	$449,007
BGC Partners 3.750% Senior Notes due October 1, 2024	299,180	288,468	298,558	286,894
BGC Partners 4.375% Senior Notes due December 15, 2025	298,630	278,625	298,165	281,114
BGC Partners 8.000% Senior Notes due May 25, 2028	346,755	338,799	—	—
Total	$944,565	$905,892	$1,045,966	$1,017,015
The fair values of the BGC Partners Notes were determined using observable market prices as these securities are traded, and based on whether they are deemed to be actively traded, the BGC Partners 5.375% Senior Notes, the BGC Partners 3.750% Senior Notes, the BGC Partners 4.375% Senior Notes and the BGC Partners 8.000% Senior Notes are considered Level 2 within the fair value hierarchy.
5.375% Senior Notes
On July 24, 2018, BGC Partners issued an aggregate of $450.0 million principal amount of BGC Partners 5.375% Senior Notes. The BGC Partners 5.375% Senior Notes were general senior unsecured obligations of BGC Partners. The BGC Partners 5.375% Senior Notes bore interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The BGC Partners 5.375% Senior Notes matured on July 24, 2023. Prior to maturity, BGC Partners was able to redeem some or all of the BGC Partners 5.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the supplemental indenture related to the BGC Partners 5.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the supplemental indenture) occurred, holders could have required BGC Partners to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the BGC Partners 5.375% Senior Notes was $444.2 million, net of the discount and debt issuance costs of $5.8 million. The issuance costs were amortized as interest expense and the carrying value of the BGC Partners 5.375% Senior Notes accreted up to the face amount over the term of the notes. On July 24, 2023, BGC Partners repaid the principal plus accrued interest on the BGC Partners 5.375% Senior Notes. BGC Partners recorded interest expense related to the BGC Partners 5.375% Senior Notes of $1.7 million and $6.4 million for each of the three months ended September 30, 2023 and 2022, respectively. BGC Partners recorded interest expense related to the BGC Partners 5.375% Senior Notes of $14.5 million and $19.1 million for each of the nine months ended September 30, 2023 and 2022, respectively.

3.750% Senior Notes
On September 27, 2019, BGC Partners issued an aggregate of $300.0 million principal amount of BGC Partners 3.750% Senior Notes. The BGC Partners 3.750% Senior Notes are general unsecured obligations of BGC Partners. The BGC Partners 3.750% Senior Notes bear interest at a rate of 3.750% per year, payable in cash on April 1 and October 1 of each year, commencing April 1, 2020. The BGC Partners 3.750% Senior Notes will mature on October 1, 2024. BGC Partners may redeem some or all of the BGC Partners 3.750% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the supplemental indenture governing the BGC Partners 3.750% Senior Notes). If a “Change of Control Triggering Event” (as defined in the supplemental indenture governing the BGC Partners 3.750% Senior Notes) occurs, holders may require BGC Partners to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the BGC Partners 3.750% Senior Notes was $296.1 million, net of discount and debt issuance costs of $3.9 million. The issuance costs are amortized as interest expense and the carrying value of the BGC Partners 3.750% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the BGC Partners 3.750% Senior Notes was $299.2 million as of September 30, 2023. BGC Partners recorded interest expense related to the BGC Partners 3.750% Senior Notes of $3.0 million for each of the three months ended September 30, 2023 and 2022. BGC Partners recorded interest expense related to the BGC Partners 3.750% Senior Notes of $9.1 million for each of the nine months ended September 30, 2023 and 2022.
4.375% Senior Notes
On July 10, 2020, BGC Partners issued an aggregate of $300.0 million principal amount of BGC Partners 4.375% Senior Notes. The BGC Partners 4.375% Senior Notes are general unsecured obligations of BGC Partners. The BGC Partners 4.375% Senior Notes bear interest at a rate of 4.375% per year, payable in cash on June 15 and December 15 of each year, commencing December 15, 2020. The BGC Partners 4.375% Senior Notes will mature on December 15, 2025. BGC Partners may redeem some or all of the BGC Partners 4.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the supplemental indenture governing the BGC Partners 4.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the supplemental indenture governing the BGC Partners 4.375% Senior Notes) occurs, holders may require BGC Partners to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the BGC Partners 4.375% Senior Notes was $296.8 million, net of discount and debt issuance costs of $3.2 million. The issuance costs are amortized as interest expense and the carrying value of the BGC Partners 4.375% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the BGC Partners 4.375% Senior Notes was $298.6 million as of September 30, 2023. BGC Partners recorded interest expense related to the BGC Partners 4.375% Senior Notes of $3.5 million and $3.4 million for each of the three months ended September 30, 2023 and 2022, respectively. BGC Partners recorded interest expense related to the BGC Partners 4.375% Senior Notes of $10.3 million for each of the nine months ended September 30, 2023 and 2022.
8.000% Senior Notes
On May 25, 2023, BGC Partners issued an aggregate of $350.0 million principal amount of BGC Partners 8.000% Senior Notes. The BGC Partners 8.000% Senior Notes are general unsecured obligations of BGC Partners. The BGC Partners 8.000% Senior Notes bear interest at a rate of 8.000% per year, payable in cash on May 25 and November 25 of each year, commencing November 25, 2023. The BGC Partners 8.000% Senior Notes will mature on May 25, 2028. BGC Partners may redeem some or all of the BGC Partners 8.000% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the supplemental indenture governing the BGC Partners 8.000% Senior Notes). If a “Change of Control Triggering Event” (as defined in the supplemental indenture governing the BGC Partners 8.000% Senior Notes) occurs, holders may require BGC Partners to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the BGC Partners 8.000% Senior Notes was $346.6 million, net of debt issuance costs of $3.4 million. The issuance costs are amortized as interest expense and the carrying value of the BGC Partners 8.000% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the BGC Partners 8.000% Senior Notes was $346.8 million as of September 30, 2023. BGC Partners recorded interest expense related to the BGC Partners 8.000% Senior Notes of $7.2 million for the three and $10.0 million for the nine months ended September 30, 2023, respectively.
Collateralized Borrowings
On April 8, 2019, BGC Partners entered into a $15.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.77% and matured on April 8, 2023, at which point the loan was repaid in full; therefore, there were no borrowings as of September 30, 2023. As of December 31, 2022, BGC Partners had $2.0 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2022 was nil. The interest expense related to this secured loan arrangement for each of the three months ended September 30, 2023 and 2022 was nil. The interest expense related to this secured loan arrangement for the nine months ended September 30, 2023 and 2022 was nil and $0.1 million, respectively.
On April 19, 2019, BGC Partners entered into a $10.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.89% and matured on April 19, 2023, at which point the loan was repaid in full; therefore, there were no borrowings as of September 30, 2023. As of December 31, 2022, BGC Partners had $1.3 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2022 was $0.3 million. The interest expense related to this secured loan arrangement for each of the three months ended September 30, 2023 and 2022 was nil. The interest expense related to this secured loan arrangement for the nine months ended September 30, 2023 and 2022 was nil and $0.1 million, respectively.
Short-Term Borrowings
On August 22, 2017, BGC Partners entered into a committed unsecured loan agreement with Itau Unibanco S.A. The agreement provided for short-term loans of up to $4.0 million (BRL 20.0 million). Borrowings under this agreement bore interest at the Brazilian Interbank offering rate plus 3.20%. During June 2023, the borrowings under this agreement were repaid in full, and the loan was terminated; therefore, as of September 30, 2023, there were no borrowings outstanding under the agreement. As of December 31, 2022, there were $2.0 million (BRL 10.0 million) of borrowings outstanding under this agreement. BGC Partners recorded no interest expense related to the agreement for the three months ended September 30, 2023 and $0.1 million for the three months ended September 30, 2022. BGC Partners recorded interest expense related to the agreement of $0.2 million for each of the nine months ended September 30, 2023 and 2022.
On August 23, 2017, BGC Partners entered into a committed unsecured credit agreement with Itau Unibanco S.A. The agreement provided for an intra-day overdraft credit line up to 10.0 million (BRL 50.0 million). On August 20, 2021, the agreement was renegotiated, increasing the credit line to $12.0 million (BRL 60.0 million). On May 22, 2023 the agreement was renegotiated, increasing the credit line to $14.0 million (BRL 70.0 million.) The maturity date of the agreement is November 17, 2023. This agreement bears a fee of 1.35% per year. As of September 30, 2023 and December 31, 2022, there were no borrowings outstanding under this agreement. The bank fees related to the agreement for each of the three months ended September 30, 2023 and 2022 was nil. BGC Partners recorded bank fees related to the agreement of $0.1 million for each of the nine months ended September 30, 2023 and 2022.
On January 25, 2021, BGC Partners entered into a committed unsecured loan agreement with Banco Daycoval S.A., which provided for short-term loans of up to $2.0 million (BRL 10.0 million) and was renegotiated on June 1, 2021. The amended agreement provided for short-term loans of up to $4.0 million (BRL 20.0 million). During September 2022, the borrowings under this agreement were repaid in full, and the loan was terminated on September 27, 2022. As of September 30, 2023 and December 31, 2022, there were no borrowings outstanding under the agreement. Borrowings under this agreement bore interest at the Brazilian Interbank offering rate plus 3.66%. BGC Partners did not record any interest expense related to the agreement for the three and nine months ended September 30, 2023. BGC Partners recorded interest expense of $0.1 million and $0.2 million related to the agreement for the three and nine months ended September 30, 2022, respectively.
18.    Compensation
The Compensation Committee may grant various equity-based awards, including RSUs, restricted stock, stock options, LPUs and shares of BGC Class A common stock. Upon vesting of RSUs, issuance of restricted stock, exercise of stock options and redemption/exchange of LPUs, the Company generally issues new shares of BGC Class A common stock.
On November 22, 2021, at the annual meeting of stockholders, the stockholders approved amendments to the BGC Partners Equity Plan to increase from 400.0 million to 500.0 million the aggregate number of shares of BGC Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the Equity Plan.
In connection with the Corporate Conversion on July 1, 2023, BGC Group assumed and adopted the BGC Partners Equity Plan, as amended and restated as the BGC Group Equity Plan. The BGC Group Equity Plan provides for a maximum of 600.0 million shares of BGC Class A common stock that may be delivered or cash settled pursuant to the exercise or settlement of awards granted under the plan. As of September 30, 2023, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 487.3 million shares.
In connection with the Corporate Conversion, on June 30, 2023, the Company issued 22.5 million RSUs for the redemption of 16.9 million non-exchangeable LPUs and 5.6 million non-exchangeable FPUs in BGC Holdings, and issued

$49.2 million of RSU Tax Accounts for the redemption of 10.6 million non-exchangeable Preferred Units in BGC Holdings, based on their fixed cash value. As a result of the Corporate Conversion, on July 1, 2023, the Company issued 38.6 million restricted stock awards and 25.3 million RSUs for the redemption of 54.0 million non-exchangeable LPUs and 9.9 million non-exchangeable Preferred Units in BGC Holdings, and granted $74.0 million of RSU Tax Accounts for the redemption of 16.3 million non-exchangeable Preferred Units in BGC Holdings, based on their fixed cash value.
The Company incurred compensation expense related to Class A common stock, LPUs (prior to the Corporate Conversion) and RSUs held by BGC employees as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Issuance of common stock and grants of exchangeability	$242	$32,469	$154,146	$83,064
Allocations of net income and dividend equivalents¹	1,137	3,492	4,154	11,916
LPU amortization	—	18,961	40,878	53,585
RSU, RSU Tax Account, and restricted stock amortization	67,889	2,808	78,107	13,174
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$69,268	$57,730	$277,285	$161,739
____________________________
1Prior to the Corporate Conversion, certain LPUs generally received quarterly allocations of net income, including the Preferred Distribution, and were generally contingent upon services being provided by the unit holders. Subsequent to the Corporate Conversion, this includes dividend equivalents on participating securities, the Preferred Return on certain RSU Tax Accounts, and quarterly allocations of net income, including the Preferred distribution to LPUs held by BGC employees in Newmark Holdings.
Limited Partnership Units
A summary of the activity associated with LPUs held by BGC employees is as follows (in thousands):

	BGC LPUs	Newmark LPUs
Balance at December 31, 2022	110,348	9,351
Granted	9,688	2
Redeemed/exchanged units	(119,803)	(448)
Forfeited units	(233)	—
Balance at September 30, 2023	—	8,905
The LPUs table above includes both regular and Preferred Units. Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for further information on Preferred Units). Subsequent to the Corporate Conversion, there are still BGC employees who hold limited partnership interests in Newmark Holdings. These limited partnership interests represent interests that were held prior to the Newmark IPO and were distributed in connection with the Separation. Following the Newmark IPO, employees of BGC and Newmark only received limited partnership interests in BGC Holdings and Newmark Holdings, respectively. As a result of the Spin-Off, as the previous limited partnership interests in BGC Holdings held by Newmark employees and the existing limited partnership interests in Newmark Holdings held by BGC employees were/are exchanged/redeemed, the related capital was contributed to and from Cantor, respectively. The compensation expenses under GAAP related to the limited partnership interests are based on the company where the partner is employed. Therefore, compensation expenses related to the limited partnership interests of both BGC Holdings and Newmark Holdings that are held by BGC employees are recognized by BGC. The BGC Holdings limited partnership interests held by Newmark employees were included in the BGC share count and the Newmark Holdings limited partnership interests held by BGC employees are included in the Newmark share count. There were no limited partnership interests in BGC Holdings remaining upon the completion of the Corporate Conversion, and therefore, there was no compensation expense related to limited partnership interest in BGC Holdings recognized by BGC for the three months ended September 30, 2023.

A summary of the BGC Holdings and Newmark Holdings LPUs held by BGC employees as of September 30, 2023, is as follows (in thousands):

	BGC LPUs	Newmark LPUs
Regular Units	—	6,831
Preferred Units	—	2,074
Balance at September 30, 2023	—	8,905
Issuance of Common Stock and Grants of Exchangeability
Compensation expense related to the issuance of BGC or Newmark Class A common stock and grants of exchangeability on BGC Holdings (prior to the Corporate Conversion) and Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Issuance of common stock and grants of exchangeability	$242	$32,469	$154,146	$83,064
Prior to the Corporate Conversion, BGC LPUs held by BGC employees had become exchangeable or were redeemed for BGC Class A common stock on a one-for-one basis.
Newmark LPUs held by BGC employees may become exchangeable or are redeemed for a number of shares of Newmark Class A common stock equal to the number of limited partnership interests multiplied by the current Exchange Ratio. As of September 30, 2023, the Exchange Ratio was 0.9243.
A summary of the LPUs redeemed in connection with the issuance of BGC Class A common stock or Newmark Class A common stock (at the then-current Exchange Ratio) or granted exchangeability for BGC Class A common stock or Newmark Class A common stock (at the then-current Exchange Ratio) held by BGC is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
BGC Holdings LPUs	—	8,066	25,684	18,732
Newmark Holdings LPUs	53	142	230	489
Total	53	8,208	25,915	19,221
As of September 30, 2023, there were no BGC Holdings LPUs remaining as a result of the Corporate Conversion. As of December 31, 2022, the number of share-equivalent BGC Holdings LPUs exchangeable for shares of BGC Class A common stock at the discretion of the unit holder held by BGC employees was 1.2 million. As of both September 30, 2023 and December 31, 2022, the number of Newmark Holdings LPUs exchangeable into shares of Newmark Class A common stock at the discretion of the unit holder held by BGC employees (at the then-current Exchange Ratio) was 0.2 million.
LPU Amortization
Compensation expense related to the amortization of LPUs held by BGC employees is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stated vesting schedule	$—	$18,843	$40,848	$53,421
Post-termination payout	—	118	30	164
LPU amortization	$—	$18,961	$40,878	$53,585
Prior to the Corporate Conversion, there were certain LPUs that had a stated vesting schedule and did not receive quarterly allocations of net income. These LPUs generally vested between two and five years from the date of grant. The fair value was determined on the date of grant based on the market value of an equivalent share of BGC or Newmark Class A common stock (adjusted if appropriate based upon the award’s eligibility to receive quarterly allocations of net income), and is recognized as compensation expense, net of the effect of estimated forfeitures, ratably over the vesting period.

A summary of the outstanding LPUs held by BGC employees with a stated vesting schedule that do not receive quarterly allocations of net income is as follows (in thousands):

	September 30, 2023	December 31, 2022
BGC Holdings LPUs	—	47,222
Newmark Holdings LPUs	—	98
Aggregate estimated grant date fair value – BGC and Newmark Holdings LPUs	$—	$194,951
Compensation expense related to LPUs held by BGC employees with a post-termination pay-out amount, such as REUs, and/or a stated vesting schedule was recognized over the stated service period. These LPUs generally vested between two and five years from the date of grant. As of September 30, 2023, there were no outstanding BGC Holdings LPUs with a post termination payout, and there were 0.1 million outstanding Newmark Holdings LPUs with a post-termination payout held by BGC employees, with a notional value of approximately $0.6 million and an aggregate estimated fair value of $0.2 million. As of December 31, 2022, there were 0.8 million outstanding BGC Holdings LPUs with a post-termination payout, with a notional value of approximately $8.6 million and an aggregate estimated fair value of $3.9 million, and 0.1 million outstanding Newmark Holdings LPUs with a post-termination payout held by BGC employees, with a notional value of approximately $0.7 million and an aggregate estimated fair value of $0.3 million.
Restricted Stock Units
Compensation expense related to RSUs held by BGC employees is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
RSU amortization	$36,568	$2,808	$46,786	$13,174
A summary of the activity associated with RSUs held by BGC employees and directors is as follows (RSUs and dollars in thousands):

	RSUs	Weighted- Average Grant Date Fair Value	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2022	12,046	$4.11	$49,486	2.42
Granted	60,881	4.04	243,885
Delivered	(10,422)	4.13	(43,011)
Forfeited	(275)	4.15	(1,144)
Balance at September 30, 2023	62,230	$4.00	$249,216	6.37
The fair value of RSUs held by BGC employees and directors is determined on the date of grant based on the market value of BGC Class A common stock adjusted as appropriate based upon the award’s ineligibility to receive dividends. As of September 30, 2023, 28.0 million RSUs of the total outstanding were eligible to receive dividends. The compensation expense is recognized ratably over the vesting period, taking into effect estimated forfeitures or accelerations of vestings. The Company uses historical data, including historical forfeitures and turnover rates, to estimate expected forfeiture rates for both employee and director RSUs. Each RSU is settled in one share of Class A common stock upon completion of the vesting period and conditions.
For the RSUs that vested during the three months ended September 30, 2023 and 2022, the Company withheld shares of BGC Class A common stock valued at $2.7 million and $0.2 million to pay taxes due at the time of vesting. For the RSUs that vested during the nine months ended September 30, 2023 and 2022, the Company withheld shares of BGC Class A common stock valued at $10.2 million and $6.4 million to pay taxes due at the time of vesting. As of September 30, 2023, there was approximately $150.4 million of total unrecognized compensation expense related to unvested RSUs held by BGC employees and directors that is expected to be recognized over a weighted-average period of 6.37 years.
In relation to the Corporate Conversion, the Company granted in total $123.1 million of RSU Tax Accounts. During the three months ended September 30, 2023, $10.6 million RSU Tax Accounts vested to pay taxes due at the time for certain related RSU vestings. As of September 30, 2023, there was approximately $111.7 million of total unrecognized compensation expense related to unvested RSU Tax Accounts held by BGC employees that is expected to be recognized over a weighted-

average period of 8.51 years. The compensation expense related to the RSU Tax Accounts amortization held by BGC employees was $13.1 million for three and nine months ended September 30, 2023.
Acquisitions
In connection with certain of its acquisitions, the Company has granted certain LPUs (prior to the Corporate Conversion) and RSUs, and other deferred compensation awards. As of September 30, 2023, the aggregate estimated fair value of acquisition-related RSUs was $4.4 million, and as of December 31, 2022, the aggregate estimated fair value of acquisition-related LPUs and RSUs was $5.9 million. As of September 30, 2023 and December 31, 2022, the aggregate estimated fair value of the deferred compensation awards was nil and $23.9 million, respectively. The liability for such acquisition-related LPUs and RSUs is included in “Accounts payable, accrued and other liabilities” on the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
Restricted Stock
BGC employees hold shares of BGC and Newmark restricted stock. Such restricted shares are generally salable by partners in five to ten years. Transferability of the restricted shares of stock issued prior to the Corporate Conversion, are not subject to continued employment or service with the Company or any affiliate or subsidiary of the Company; however, transferability is subject to compliance with BGC and its affiliates’ customary noncompete obligations.
During the three and nine months ended September 30, 2023, zero and 0.2 million, respectively, BGC or Newmark restricted shares held by BGC employees were forfeited in connection with this provision. During the three and nine months ended September 30, 2022, 43 thousand and 47 thousand, respectively, BGC or Newmark restricted shares held by BGC employees were forfeited in connection with this provision. During the three months ended September 30, 2023 and 2022, the Company released the restrictions with respect to nil and 0.1 million of such BGC shares held by BGC employees, respectively. During the nine months ended September 30, 2023 and 2022, the Company released the restrictions with respect to 2.3 million and 0.2 million of such BGC shares held by BGC employees, respectively. As of September 30, 2023 and December 31, 2022, there were 0.1 million and 2.3 million of such restricted BGC shares held by BGC employees outstanding, respectively. During the three months ended September 30, 2023 and 2022, Newmark did not release restrictions on any restricted Newmark shares held by BGC employees. During the nine months ended September 30, 2023 and 2022, Newmark released the restrictions with respect to 1.1 million and 0.1 million, respectively, of restricted Newmark shares held by BGC employees. As of September 30, 2023 and December 31, 2022, there were nil and 1.1 million, respectively, of restricted Newmark shares held by BGC employees outstanding.
In addition, as a result of the Corporation Conversion, on July 1, 2023, the Company granted 38.6 million restricted stock awards, which are subject to continued employment or service with the Company or any affiliate or subsidiary of the Company.
The fair value of these restricted stock awards held by BGC employees is determined on the date of grant based on the market value of BGC Class A common stock adjusted as appropriate based upon the award’s ineligibility to receive dividends. As of September 30, 2023, 5.8 million of the total 32.4 million restricted stock awards outstanding (see table below), were eligible to receive dividends. The compensation expense is recognized ratably over the vesting period, taking into effect estimated forfeitures or accelerations of vestings. The Company uses historical data, including historical forfeitures and turnover rates, to estimate expected forfeiture rates for employee restricted stock awards. Each restricted stock award is settled in one share of Class A common stock upon completion of the vesting period and conditions. The compensation expense related to the restricted stock amortization on these awards held by BGC employees was $17.4 million for both the three and nine months ended September 30, 2023.
For the restricted stock awards that vested during both the three and nine months ended September 30, 2023, the Company withheld no shares of BGC Class A common stock to pay taxes due at the time of vesting. As of September 30, 2023, there was approximately $52.3 million of total unrecognized compensation expense related to unvested restricted stock awards held by BGC employees that is expected to be recognized over a weighted-average period of 2.29 years.

A summary of the activity associated with these restricted stock awards held by BGC employees is as follows (restricted stock and dollars in thousands):

	Restricted Stock	Weighted- Average Grant Date Fair Value	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2022	—	$—	$—	—
Granted	38,610	4.37	168,716
Delivered	(6,241)	5.22	(32,566)
Forfeited	—	—	—
Balance at September 30, 2023	32,369	$4.21	$136,150	2.29
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
Letter of Credit Agreements
The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacts, that are used in lieu of margin and deposits with those clearing organizations. As of both September 30, 2023 and December 31, 2022 the Company was contingently liable for $1.4 million and $1.6 million, respectively, under these letters of credit.
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

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the FDIC maximum coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s Consolidated Financial Statements. For the three and nine months ended September 30, 2023 and 2022, the Company did not incur losses on any FDIC insured cash accounts.
During the three months ended September 30, 2023 and 2022 and the nine months ended September 30, 2023 and 2022, the Company recorded $2.0 million, nil, $6.0 million, and $10.8 million, respectively, in CECL reserves (see Note 25—“Current Expected Credit Losses (CECL)” for additional information) due to uncertainty associated with settlement of trades outstanding at the time of Russia’s Invasion of Ukraine, which is included in “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Insurance
The Company is self-insured for health care claims, up to a stop-loss amount for eligible participating employees and qualified dependents in the U.S., subject to deductibles and limitations. The Company’s liability for claims incurred but not reported is determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $4.3 million and $2.4 million in health care claims as of September 30, 2023 and December 31, 2022, respectively. The Company does not expect health care claims to have a material impact on its financial condition, results of operations, or cash flows.
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
As of September 30, 2023 and December 31, 2022, the Company’s unrecognized tax benefits, excluding related interest and penalties were $6.7 million and $7.6 million, respectively, of which the entire amount, if recognized, would affect the effective tax rate. The Company is currently open to examination by tax authorities in U.S. federal, state and local jurisdictions, and certain non-U.S. jurisdictions for tax years 2012 through 2019. The Company is currently under examination by tax authorities in the U.S. federal and certain state, local and foreign jurisdictions. The Company does not believe that the amounts of unrecognized tax benefits will materially change over the next 12 months.
The Company recognizes interest and penalties related to unrecognized tax benefits in “Provision (benefit) for income taxes” in the Company’s unaudited Condensed Consolidated Statements of Operations. As of September 30, 2023 and

December 31, 2022, the Company had accrued $3.2 million and $2.7 million, respectively, for income tax-related interest and penalties.
21.    Regulatory Requirements
Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.
Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or FCMs subject to Rule 15c3-1 of the SEC and Rule 1.17 of the CFTC, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of September 30, 2023, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.
Certain U.K. and European subsidiaries of the Company are regulated by their national regulator, which include the FCA and L’Autorité des Marchés Financiers and must maintain financial resources (as defined by their national regulator) in excess of the total financial requirement (as defined by their national regulator). As of September 30, 2023, the U.K. and European subsidiaries had financial resources in excess of their requirements.
Certain other subsidiaries of the Company are subject to regulatory and other requirements of the jurisdictions in which they operate.
Certain BGC subsidiaries also operate as a DCM and DCO which are required to maintain financial resources to cover operating costs for at least one year, keeping at least enough cash or highly liquid securities to cover six months’ operating costs. In addition, BGC subsidiaries operate as SEFs which are required to maintain financial resources to cover operating costs for at least one year, keeping at least enough cash or highly liquid securities to cover the greater of three months of projected operating costs, or the projected costs needed to wind down the swap execution facility’s operations.
The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of September 30, 2023, the Company’s regulated subsidiaries held $703.1 million of net capital. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $372.5 million.
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

Geographic Information
The Company offers products and services in the U.K., U.S., Asia (including Australia), Other Europe, MEA, France, and Other Americas. Information regarding revenues is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
U.K.	$172,309	$149,281	$537,827	$488,739
U.S.	152,918	126,917	484,642	407,696
Asia	69,635	65,761	208,735	207,046
Other Europe/MEA	47,893	36,695	147,052	130,643
France	20,809	20,218	73,354	73,825
Other Americas	19,130	17,695	57,031	50,838
Total revenues	$482,694	$416,567	$1,508,641	$1,358,787
Information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; ROU assets; certain other investments; goodwill; other intangible assets, net of accumulated amortization; and rent and other deposits) in the geographic areas is as follows (in thousands):

	September 30, 2023	December 31, 2022
Long-lived assets:
U.S.	$808,081	$787,321
U.K.	380,881	401,823
Asia	89,681	76,870
Other Europe/MEA	57,606	46,413
France	21,725	13,019
Other Americas	18,575	17,736
Total long-lived assets	$1,376,549	$1,343,182
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
Product information regarding revenues is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Rates	$145,703	$129,971	$454,649	$425,909
Energy and Commodities	93,120	68,975	281,467	218,057
FX	79,795	73,481	237,480	227,853
Credit	63,747	58,187	219,102	203,352
Equities	52,665	48,384	178,152	173,803
Total brokerage revenues	$435,030	$378,998	$1,370,850	$1,248,974
All other revenues	47,664	37,569	137,791	109,813
Total revenues	$482,694	$416,567	$1,508,641	$1,358,787

23.    Revenues from Contracts with Customers
The following table presents the Company’s total revenues separated between revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues from contracts with customers:
Commissions	$350,305	$299,430	$1,076,313	$965,636
Data, network and post-trade	27,797	23,808	81,919	71,326
Fees from related parties	3,723	3,896	11,742	10,838
Other revenues	3,838	4,299	11,148	10,101
Total revenues from contracts with customers	385,663	331,433	1,181,122	1,057,901
Other sources of revenues:
Principal transactions	84,725	79,568	294,537	283,338
Interest and dividend income	10,150	4,110	28,836	15,506
Other revenues	2,156	1,456	4,146	2,042
Total revenues	$482,694	$416,567	$1,508,641	$1,358,787
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
The Company had receivables related to revenues from contracts with customers of $328.6 million and $288.5 million at September 30, 2023 and December 31, 2022, respectively. The Company had no impairments related to these receivables during the three and nine months ended September 30, 2023 and 2022.
The Company’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at September 30, 2023 and December 31, 2022 was $14.7 million and $12.5 million, respectively.
During the three months ended September 30, 2023 and 2022, the Company recognized revenue of $9.3 million and $7.8 million, respectively, that was recorded as deferred revenue at the beginning of the period. During the nine months ended September 30, 2023 and 2022, the Company recognized revenue of $10.5 million and $8.7 million, respectively, that was recorded as deferred revenue at the beginning of the period.
Contract Costs
The Company capitalizes costs to fulfill contracts associated with different lines of its business where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
The Company did not have any capitalized costs to fulfill a contract as of September 30, 2023 or December 31, 2022.

24.    Leases
The Company, acting as a lessee, has operating leases and finance leases primarily relating to office space, data centers and office equipment. The leases have remaining lease terms of 0.2 years to 15.9 years, some of which include options to extend the leases in 0.5 to 10 year increments for up to 15 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term, and variable lease expense not included in the lease payment measurement is recognized as incurred. Interest expense on finance leases is recognized using the effective interest method over the lease term.
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
As of September 30, 2023, the Company did not have any leases that have not yet commenced but that create significant rights and obligations.
Supplemental information related to the Company’s operating and financing leases are as follows (in thousands):

	Classification in Unaudited Condensed Consolidated Statements of Financial Condition	September 30, 2023	December 31, 2022
Assets
Operating lease ROU assets	Other assets	$131,554	$129,786
Finance lease ROU assets	Fixed assets, net	$4,648	$5,685
Liabilities
Operating lease liabilities	Accounts payable, accrued and other liabilities	$157,029	$156,105
Finance lease liabilities	Accounts payable, accrued and other liabilities	$5,048	$6,039

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term
Operating leases (years)	7.3	7.7
Finance leases (years)	3.6	4.1
Weighted-average discount rate
Operating leases	4.9%	4.5%
Finance leases	4.3%	4.3%
The components of lease expense are as follows (in thousands):

	Classification in Unaudited Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Operating lease cost[1]	Occupancy and equipment	$9,348	$10,634	$26,194	$27,094
Finance lease cost
Amortization on ROU assets	Occupancy and equipment	$326	$181	$979	$485
Interest on lease liabilities	Interest expense	$53	$27	$169	$70
__________________________
1Short-term lease expense was not material for the three and nine months ended September 30, 2023 and 2022.
The following table shows the Company’s maturity analysis of its operating lease liabilities (in thousands):

	September 30, 2023
	Operating leases	Finance leases
2023 (excluding the nine months ended September 30, 2023)	$9,058	$641
2024	33,187	1,448
2025	28,356	1,448
2026	22,291	1,290
2027	20,271	627
Thereafter	90,925	—
Total	$204,088	$5,454
Interest	(47,059)	(406)
Total	$157,029	$5,048
The following table shows cash flow information related to lease liabilities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Cash paid for amounts included in the measurement of lease liabilities	2023	2022	2023	2022
Operating cash flows from operating lease liabilities	$9,683	$10,766	$27,772	$28,330
Operating cash flows from finance lease liabilities	$53	$27	$169	$70
Financing cash flows from finance lease liabilities	$309	$170	$916	$455

25.    Current Expected Credit Losses (CECL)
The CECL reserve reflects management’s current estimate of potential credit losses related to the receivable balances included in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. See Note 3—“Summary of Significant Accounting Policies” for further discussion of the CECL reserve methodology.
As required, any subsequent changes to the CECL reserve are recognized in “Net income (loss) available to common stockholders” in the Company’s unaudited Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2023 and 2022, the Company recorded changes in the CECL reserve as follows (in millions):

	Accrued commissions and other receivables, net	Loans, forgivable loans and other receivables from employees and partners, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, July 1, 2023	$5.1	$2.4	$11.0	$18.5
Current-period provision for expected credit losses	(0.2)	(0.2)	2.0	1.6
Ending balance, September 30, 2023	$4.9	$2.2	$13.0	$20.1

	Accrued commissions and other receivables, net	Loans, forgivable loans and other receivables from employees and partners, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, January 1, 2023	$5.4	$2.5	$7.0	$14.9
Current-period provision for expected credit losses	$(0.5)	$(0.3)	$6.0	$5.2
Ending balance, September 30, 2023	$4.9	$2.2	$13.0	$20.1

	Accrued commissions and other receivables, net	Loans, forgivable loans and other receivables from employees and partners, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, July 1, 2022	$4.8	$3.3	$6.9	$15.0
Current-period provision for expected credit losses	(0.2)	(0.1)	0.1	(0.2)
Ending balance, September 30, 2022	$4.6	$3.2	$7.0	$14.8

	Accrued commissions and other receivables, net	Loans, forgivable loans and other receivables from employees and partners, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, January 1, 2022	$0.7	$1.7	$—	$2.4
Current-period provision for expected credit losses	$3.9	$1.5	$7.0	$12.4
Ending balance, September 30, 2022	$4.6	$3.2	$7.0	$14.8
For the three and nine months ended September 30, 2023, respectively, there was a decrease of $0.2 million and $0.5 million in the CECL reserve against “Accrued commissions and other receivables, net” due to the updated macroeconomic assumptions resulting from an increase in the GDP growth rate, which included a $3.9 million reserve, respectively, related to Russia’s Invasion of Ukraine, bringing the CECL reserve pertaining to “Accrued commissions and other receivables, net” to $4.9 million as of September 30, 2023. For the three and nine months ended September 30, 2022, there was a decrease of $0.2 million and an increase of $3.9 million, respectively, in the CECL reserve against “Accrued commissions and other receivables, net,” which included a $3.8 million reserve related to Russia’s Invasion of Ukraine.
For the three and nine months ended September 30, 2023, there was a decrease of $0.2 million and $0.3 million in the CECL reserve record pertaining to “Loans, forgivable loans and other receivables from employees and partners, net” as a result of employee collections, bringing the CECL reserve recorded pertaining to “Loans, forgivable loans and other receivables from employees and partners, net” to $2.2 million as of September 30, 2023. For the three and nine months ended September 30, 2022, there was a decrease of $0.1 million and an increase of $1.5 million, respectively, in the CECL reserve recorded pertaining to “Loans, forgivable loans and other receivables from employees and partners, net” as a result of employee loan collections and employee terminations.
For the three and nine months ended September 30, 2023, there was an increase of $2.0 million and $6.0 million, respectively, in the CECL reserve against “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” which reflected the downward credit rating migration of certain unsettled trades related to Russia’s Invasion of Ukraine, bringing the CECL reserve recorded pertaining to “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” to $13.0 million as of September 30, 2023. For the three and nine months ended September 30, 2022, there was an increase of $0.1 million and $7.0 million, respectively, in the CECL reserve recorded pertaining to “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” which reflected the downward credit rating migration of certain unsettled trades related to Russia’s Invasion of Ukraine.
26.    Subsequent Events
Third Quarter 2023 Dividend
On October 27, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.01 per share for the third quarter of 2023, payable on December 1, 2023 to BGC Class A and Class B common stockholders of record as of November 17, 2023.
Exchange Offer
On October 6, 2023, BGC Group completed its previously announced offers to exchange the BGC Partners 3.750% Senior Notes due 2024, the BGC Partners 4.375% Senior Notes due 2025 and the BGC Partners 8.000% Senior Notes due 2028, for new notes to be issued by BGC Group with the same respective interest rates and maturity dates and substantially similar terms, and cash.
BGC Group issued $255.5 million aggregate principal amount of BGC Group 3.750% Senior Notes due 2024, $288.2 million aggregate principal amount of BGC Group 4.375% Senior Notes due 2025, and $347.2 million aggregate principal amount of BGC Group 8.000% Senior Notes due 2028 in exchange for validly tendered BGC Partners Notes, and BGC Partners cancelled an equivalent amount of the respective series of BGC Partners Notes. Also on October 6, 2023, in connection with the closing of the Exchange Offer, the provisions of a supplemental indenture to the indenture governing the BGC Partners Notes became effective, stripping certain covenants from the BGC Partners Notes, including the “Change of Control” provisions described above.
Following completion of the Exchange Offer, $44.5 million aggregate principal amount of the BGC Partners 3.750% Senior Notes, $11.8 million aggregate principal amount of the BGC Partners 4.375% Senior Notes, and $2.8 million aggregate principal amount of the BGC Partners 8.000% Senior Notes remained outstanding.
On October 6, 2023, in connection with the closing of the Exchange Offer, the Revolving Credit Agreement was amended to exclude the BGC Partners Notes from the restrictive covenant in the Revolving Credit Agreement limiting the indebtedness of subsidiaries, and BGC Group assumed all rights and obligations of BGC Partners under the Revolving Credit Agreement and became the borrower thereunder. Also on October 6, 2023 and in connection with the closing of the Exchange Offer, BGC Group assumed all rights and obligations of BGC Partners under the BGC Credit Agreement.
Filing of Form S-3
On October 19, 2023, the Company filed an automatically effective resale registration statement on Form S-3 pursuant to which CF&Co may make offers and sales of BGC Group’s 3.750% Senior Notes due 2024, BGC Group’s 4.375% Senior Notes due 2025 and BGC Group’s 8.000% Senior Notes due 2028 in connection with ongoing market-making transactions which may occur from time to time. Such market-making transactions in these securities may occur in the open market or may be privately negotiated at prevailing market prices at a time of resale or at related or negotiated prices. Neither CF&Co, nor any other of our affiliates, has any obligation to make a market in our securities, and CF&Co or any such other affiliate may discontinue market-making activities at any time without notice.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read together with our unaudited Condensed Consolidated Financial Statements and notes to those statements, as well as the cautionary statements relating to forward-looking statements included in this report.
The objective of this Management’s Discussion and Analysis is to allow investors to view the Company from management’s perspective, considering items that have had and could have a material impact on future operations. This discussion summarizes the significant factors affecting our results of operations and financial condition as of and during the three and nine months ended September 30, 2023 and 2022. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this report.
OVERVIEW AND BUSINESS ENVIRONMENT
We are a leading global brokerage and financial technology company servicing the global financial markets.
BGC, through its affiliates, specializes in the brokerage of a broad range of products fixed income such as government bonds, corporate bonds, and other debt instruments, as well as related interest rate derivatives and credit derivatives. Additionally, we provide brokerage services across FX, Equities, Energy and Commodities, Shipping, and Futures and Options. Our businesses also provide a wide variety of services, including trade execution, connectivity and network solutions, brokerage services, clearing, trade compression, and other post-trade services, and market data and related information services and other back-office services to a broad assortment of financial and non-financial institutions.
Our integrated platform is designed to provide flexibility to customers with regard to price discovery, execution and processing, creating marketplaces and enabling them to use the Company’s Voice, Hybrid, or, in many markets, Fully Electronic brokerage services in connection with transactions executed either OTC or through an exchange. Through our Fenics® group of electronic brands, we offer a number of market infrastructure and connectivity services, including the Company’s Fully Electronic marketplaces, market data and related information services, network, trade compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions. Fenics® brands also operate under the names Fenics®, FMX™, FMX Futures Exchange™, Fenics Markets Xchange™, Fenics Digital™, Fenics UST™, Fenics FX™, Fenics Repo™, Fenics Direct™, Fenics MID™, Fenics Market Data™, Fenics GO™, Fenics PortfolioMatch™, BGC®, BGC Trader™, kACE2®, and Lucera®.
BGC, BGC Group, BGC Partners, BGC Trader, GFI, GFI Ginga, CreditMatch, Fenics, Fenics.com, FMX, Sunrise Brokers, Poten & Partners, RP Martin, kACE2, Capitalab, Swaptioniser, CBID, Caventor, LumeMarkets and Lucera are trademarks/service marks, and/or registered trademarks/service marks of BGC Group and/or its affiliates.
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
As of September 30, 2023, we had 2,033 brokers, salespeople, managers, technology professionals and other front-office personnel across our businesses.
Corporate Conversion
On July 1, 2023, the Company completed its Corporate Conversion to a Full C-Corporation in order to reorganize and simplify its organizational structure. As a result of the Corporate Conversion, BGC Group became the public holding company for, and successor to, BGC Partners, and its Class A common stock began trading on Nasdaq, in place of BGC Partners’ Class A common stock, under the ticker symbol “BGC.” Upon completion of the Corporate Conversion, the former stockholders of BGC Partners, Inc. and the former limited partners of BGC Holdings, L.P. now participate in the economics of the BGC businesses through BGC Group, Inc.
Effective as of 12:01 a.m., Eastern Time, on July 1, 2023, BGC Holdings reorganized from a Delaware limited partnership into a Delaware limited liability company through a merger with and into Holdings Merger Sub, with Holdings Merger Sub continuing as a direct subsidiary of BGC Partners. Effective as of 12:02 a.m., Eastern Time, on July 1, 2023, Merger Sub 1 merged with and into BGC Partners, with BGC Partners continuing as a direct subsidiary of BGC Group. At the same time, Merger Sub 2 merged with and into Holdings Merger Sub, with Holdings Merger Sub continuing as a subsidiary of

BGC Group. As a result of the Corporate Conversion Mergers, BGC Partners and BGC Holdings became wholly owned subsidiaries of BGC Group.
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
In connection with, but prior to the Corporate Conversion, the Company completed various transactions which included:
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
•BGC Group assumed all BGC Partners RSUs, RSU Tax Accounts or restricted stock awards outstanding as of June 30, 2023; and
•non-exchangeable limited partnership units of BGC Holdings were converted into equity awards denominated in cash, restricted stock and/or RSUs of BGC Group, each as further set forth in the Corporate Conversion Agreement. BGC Group granted 38.6 million restricted stock awards, 25.3 million RSUs, and $74.0 million of RSU Tax Accounts upon the conversion of the non-exchangeable shares of Holdings Merger Sub.
There were no limited partnership units of BGC Holdings remaining after the Corporate Conversion was completed.
In connection with the Corporate Conversion on July 1, 2023, the BGC Group Board and the Board of Directors of BGC Partners authorized the assumption of all agreements and arrangements between BGC Partners and any executive officer, director or affiliate of BGC Partners, with such modifications to reflect the Corporate Conversion. Pursuant to the foregoing authorization, any existing agreements and arrangements between BGC Partners and any executive officer, director or affiliate of BGC Partners, were generally assumed unchanged, other than making BGC Group a party thereto.
In connection with the Corporate Conversion on July 1, 2023, the Board and Audit Committee of BGC Group approved the authorized repurchases of Company Equity Securities from any holder of Company Equity Securities, including our directors, officers, and employees, of up to $400.0 million.

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
FMX
FMX, our electronic U.S. Treasury, Rates Futures and Spot FX platform represents the unique opportunity to reshape the U.S. interest rate cash and futures market. FMX continues to make significant progress and expects to provide additional updates and details during the fourth quarter. FMX’s U.S. Treasury platform, Fenics UST, reached a record 25% market share of the volume traded on U.S. Treasury exchange marketplaces during the quarter.
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
Revenues in our Fenics businesses increased 18.7%, to $125.4 million and 14.8%, to $390.9 million for the three and nine months ended September 30, 2023, respectively, as compared to the prior year periods.
Within our Fenics businesses, Fenics Markets revenue grew 15.4% to $107.0 million in the third quarter of 2023 as compared to the prior year period.
Fenics Growth Platforms revenue grew 45.4% to a record $18.4 million in the third quarter of 2023. Collectively, our newer Fenics Growth Platform offerings, are not yet fully up to scale, but continue to grow at a leading rate. Over time, we expect these new products and services to become profitable, high-margin businesses as their scale and revenues increase, all else equal.
We continue to invest in our Fenics Growth Platforms, and notable highlights for the third quarter of 2023 include:
•Fenics UST revenue increased by over 55% and captured significant market share during the quarter. Fenics UST’s CLOB market share during the third quarter grew to 25%, up from 23% in the second quarter of 2023, and 18% in the third quarter of 2022. Fenics UST is the second largest and fastest growing Treasury marketplace globally.
•Portfolio Match, our fully electronic credit platform, grew its U.S. credit volumes over nine-fold from the third quarter of 2022. Portfolio Match continues to outperform the industry and capture market share across credit markets.
•Fenics GO, our fully electronic equity options platform, saw revenue growth of 65% in the third quarter, primarily driven by strong growth across Delta One products and Euro Stoxx 50 index options.
Total revenues from our high-margin Data, network and post-trade business, which is predominately comprised of recurring revenue, increased 16.8%, to $27.8 million and increased 14.9%, to $81.9 million, for the three and nine months ended September 30, 2023, respectively, over the prior year period.
Data, network and post-trade revenue growth for the third quarter of 2023 was led by strong double-digit improvement across Lucera, our network and infrastructure business, and Capitalab, our post-trade business. Fenics Market Data also recorded double-digit revenue growth and had record third quarter sales, further adding to its subscription revenue pipeline. Our data and network businesses have long-term, recurring revenue contracts.
Fenics brokerage revenues increased by 19.4% to $97.5 million and increased 14.8% to $308.8 million for the three and nine months ended September 30, 2023, respectively, compared to the prior year period.
Fenics’ revenue growth was led by Fenics Rates, Credit and Data, network and post-trade businesses and Fenics represented 26.0% of BGC’s overall revenue in the third quarter.
Recent Developments / Tax Policy Changes
On August 16, 2022, the IR Act was signed into federal law. The IR Act provides for, among other things, a new corporate alternative minimum tax based on 15% of adjusted financial statement income for applicable corporations. The IR Act also provides for a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself and not its stockholders from which the shares are repurchased. In addition, certain exceptions apply to the excise tax. These tax provisions of the IR Act were effective January 1, 2023. We continue to analyze the impacts of the IR Act and related regulatory developments; however, it is not expected to have a material impact on our financial statements in future periods.

Trident
On February 28, 2023 the Company completed the acquisition of Trident, primarily operating as a commodity brokerage and research company, offering OTC and exchange traded energy and environmental products.
Other Matters
In February 2022, the U.S., U.K., EU, and other countries imposed sanctions on Russian counterparties, and as a result BGC has ceased trading with those clients. The Company derived less than one percent of total revenue from its Moscow branch and sanctioned Russian counterparties. During the three and nine months ended September 30, 2023, the Company had reserved $2.0 million and $6.0 million, respectively, in connection with unsettled trades and receivables with sanctioned Russian entities. During the three months ended September 30, 2022, the Company did not record a reserve in connection with unsettled trades and receivables with sanctioned Russian entities. During the nine months ended September 30, 2022, the Company had reserved $10.8 million in connection with unsettled trades and receivables with sanctioned Russian entities.
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
Manufactured zero and near-zero interest rates over the last fourteen years caused the breakdown and disappearance of the historic correlation between issuance and trading volume growth. With meaningful interest rates and issuance that is multiples above 2008 levels, we believe the return of this strong positive correlation will drive our trading volumes significantly higher. This has set the stage for broad-based growth across BGC’s businesses and asset classes.
The recent change in central bank monetary policies away from zero interest rates, following the highest inflation in decades, together with rising interest rates set the stage for a resurgence in secondary market trading volumes for rates, credit and foreign exchange. For more than fourteen years, BGC and the entire financial service industry’s trading volumes had been constrained by low interest rates and quantitative easing. We believe BGC is well positioned to benefit from the return of interest rates, which we expect to drive our trading volumes, revenue and profitability higher for the foreseeable future.
BGC’s total revenues grew 15.9% in the third quarter of 2023, with revenues growing 11.0% in the nine months ended September 30, 2023, reflecting increased volumes across all of our asset classes.

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
In addition to regulations in the U.S., legislators and regulators in Europe have crafted similar rules: MiFID II, which made sweeping changes to market infrastructure, European Market Infrastructure Regulation, which focused specifically on derivatives, and Capital Requirements Directive IV for prudential standards. Over the past years, European policymakers have launched various reviews of post-crisis legislation, leading to legislative updates such as EMIR Regulatory Fitness and Performance and CRD V. In May 2019, the European Securities Market Authority produced a report on proposals to further enhance the harmonization and standardization of derivatives reporting under EMIR, known as EMIR Refit. These proposals will require significant changes to the content and format of trade and transaction reporting systems across the industry. The current go-live dates for these changes are April 29, 2024 for Europe and September 30, 2024 for the U.K. We remain on track to be in compliance with the reporting enhancements. Furthermore, they introduced a new prudential regime tailored specifically to investment firms such as our firm – the Investment Firm Review. As all these rules take effect, they will continue to alter the environment in which we operate. We note that various internal and external factors have made the EU more rigid in its approach to non-EU countries which could impact the ease with which the global financial system is connected.
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
On November 2, 2023, the SEC adopted new Regulation SE to create a framework for the registration and regulation of security-based swap execution facilities (SBSEFs). The new regulatory regime is one of the major reforms required under Title VII of the Dodd-Frank Act relating to the over-the-counter derivatives market.
In developing Regulation SE, the SEC sought to harmonize as closely as practicable with parallel rules of the CFTC that govern SEFs and swap execution generally. The regulation implements the Exchange Act’s trade execution requirement for security-based swaps and addresses the cross-border application of that requirement; implements Section 765 of the Dodd-Frank Act to mitigate conflicts of interest at SBSEFs and national securities exchanges that trade security-based swaps; and promotes consistency between proposed Regulation SE and existing rules under the Exchange Act. The adopted rules will become effective 60 days following the date of publication in the federal register. Any entity that meets the definition of a SBSEF must file an application to register with the SEC within 180 days of the effective date.
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
Additionally, there have been an increase in acquisitions of OTC trading platforms by exchanges and electronic marketplaces such as ICE buying BondPoint and TMC Bonds, Deutsche Börse buying 360T, CBOE buying Hotspot, MarketAxess buying LiquidityEdge, Tradeweb buying Nasdaq’s U.S. Fixed Income Electronic Trading Platform, LSEG acquiring Quantile, etc. We view the recent consolidation in the industry favorably, as we expect it to provide additional operating leverage to our businesses in the future.
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
Rates volumes in particular are influenced by market volumes and, in certain instances, volatility. Historically low and negative interest rates, as well as central bank quantitative easing programs, across the globe significantly reduced the overall trading appetite for rates products. Such programs have depressed rates volumes because they entail central banks buying government securities or other securities in the open market in an effort to promote increased lending and liquidity and bring down long-term interest rates. When central banks hold these instruments, they tend not to trade or hedge, thus lowering rates volumes across cash and derivatives markets industry-wide. Following the market dislocation and pandemic, major central banks such as the U.S. Federal Reserve, ECB, Bank of Japan, Bank of England, and Swiss National Bank restarted quantitative easing programs in 2020. Beginning in 2022 inflationary concerns have resulted in rising interest rates and tapering and/or unwinding of central bank asset purchases.
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
During the three months ended September 30, 2023, industry volumes were higher across Rates and Energy & Commodities. Secondary trading volumes were mixed across FX and Credit and generally lower across Equities. BGC’s brokerage revenues were up by 14.8% year-on-year in the quarter. This growth was led by a 35.0% improvement in BGC’s Energy & Commodities business, driven by strong double-digit growth across our energy complex and our environmental products. BGC’s Rates, Credit and Foreign Exchange businesses generated solid year-over-year growth as interest rates and wider credit spreads continued to provide favorable macro trading conditions. BGC’s Equities business increased by 8.8%, reflecting higher volumes across equity derivatives, and European cash equities
Below is an expanded discussion of the volume and growth drivers of our various brokerage product categories.
Rates Volumes and Volatility
Our Rates business is influenced by a number of factors, including global sovereign issuances, interest rates, central bank policies, secondary trading and the hedging of these sovereign debt instruments. The amount of global sovereign debt outstanding remains at historically high levels; the level of secondary trading and related hedging activity was generally higher during the third quarter of 2023 compared to the prior year period. According to Bloomberg and the Federal Reserve Bank of New York, the average daily volume of U.S. Treasuries Coupon Securities was up 2%. Interest rate swap volumes traded on SEF were flat compared to the third quarter of 2022, according to Clarus, whereas listed products on CME were up 6%, during the third quarter of 2023. In comparison, our overall Rates revenues were up 12.1%, as compared to a year earlier, to $145.7 million.
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

FX Volumes and Volatility
Global FX volumes were mixed during the third quarter of 2023. Volumes for CME FX futures and options and CME EBS spot FX were down 18% and 14%, respectively, and Cboe FX was up 7%, during the quarter. In comparison, our overall FX revenues increased by 8.6% to $79.8 million.
Equities Volumes
Global equity volumes were generally lower during the third quarter of 2023. According to the Securities Industry and Financial Markets Association, or SIFMA, the average daily volume of U.S. cash equities was down 4%, as compared to a year earlier. Over the same timeframe, Eurex average daily volumes of equity and equity index derivatives were down 9% while Euronext equity derivative index volume down 7%. However, according to the OCC, the average daily volume of U.S. options was up 9%. BGC’s equity business primarily consists of equity derivatives, particularly European equity derivatives. Our overall revenues from Equities increased by 8.8% to $52.7 million.
Credit Volumes
Our Credit business is impacted by the level of global corporate bond issuance, and interest rates. Credit volumes were generally mixed during the third quarter of 2023. FINRA TRACE average daily volume for U.S. Investment Grade was up 5% and U.S. High Yield was down 3% according to Bloomberg and the Federal Reserve Bank of New York. In comparison, our overall Credit revenues increased by 9.6% to $63.7 million.
Energy and Commodities Volumes
Energy and Commodities volumes were higher during the third quarter of 2023 compared with the year earlier. CME and ICE energy futures and options volumes were up 16% and 30%, respectively. In comparison, BGC’s Energy and Commodities revenues increased by 35.0% to $93.1 million.
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
As of September 30, 2023, our front-office headcount was 2,033 brokers, salespeople, managers, technology professionals and other front-office personnel, up 2.2% from 1,990 September 30, 2022. Compared to the prior year, average revenue per front-office employee for the three months ended September 30, 2023, increased by 13.3% to $0.2 million.
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
FINANCIAL HIGHLIGHTS
For the three months ended September 30, 2023 compared to the three months ended September 30, 2022
Income from operations before income taxes was $23.9 million compared to income from operations before income taxes of $19.0 million in the prior year period.
Total revenues increased $66.1 million, or 15.9%, to $482.7 million, largely due to growth of 14.8% in our brokerage revenues, driven by strong growth across all of our asset classes:
•Energy and Commodities increased $24.1 million, or 35.0%;
•Rates increased $15.7 million, or 12.1%;
•FX increased $6.3 million, or 8.6%;
•Credit increased $5.6 million, or 9.6%; and
•Equities increased $4.3 million, or 8.8%.
In addition, there was an increase of $6.0 million in Interest and dividend income, primarily driven by income earned on bank deposits and money market funds.
Total expenses increased $58.8 million, or 14.5%, to $464.9 million. There was a $42.3 million increase in total compensation expenses primarily driven by higher commission revenues on variable compensation and an increase in equity-based compensation. The $16.5 million increase in non-compensation expenses was primarily driven by an increase in Interest expense related to the BGC Partners 8.000% Senior Notes issued on May 24, 2023 and borrowings on the Revolving Credit Agreement. These higher interest expenses were partially offset by lower interest due to the repayment in full of the BGC Partners 5.375% Senior Notes on July 24, 2023.
For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022:
Income from operations before income taxes of $25.8 million compared to $95.8 million for the same period in the prior year.
Total revenues increased $149.9 million, or 11.0%, to $1,508.6 million, largely due to growth of 9.8% in our brokerage revenues:
•Energy and Commodities increased $63.4 million, or 29.1%,
•Rates increased $28.7 million, or 6.7%;
•Credit increased $15.8 million, or 7.7%;
•FX increased $9.6 million, or 4.2%; and
•Equities increased $4.3 million, or 2.5%.
In addition, there was an increase of $13.3 million in Interest and dividend income, primarily driven by income earned on bank deposits and money market funds.
Total expenses increased $212.1 million, or 16.6%, to $1,490.6 million, primarily driven by an increase in total compensation expenses of $187.7 million. The increase in equity-based compensation included a $60.9 million charge for the redemption of certain non-exchangeable limited partnership units in connection with the issuance of shares of BGC Group Class A common stock and the accompanying tax payments related to the Corporate Conversion, in the nine months ended September 30, 2023. In addition, higher commission revenues on variable compensation contributed to the increase in compensation expenses. The $24.4 million increase in non-compensation expenses was primarily driven by an increase in Interest expense related to the BGC Partners 8.000% Senior Notes issued on May 24, 2023 and borrowings on the Revolving Credit Agreement. These higher interest expenses were partially offset by lower interest due to the repayment in full of the BGC Partners 5.375% Senior Notes on July 24, 2023.

RESULTS OF OPERATIONS
The following table sets forth our unaudited Condensed Consolidated Statements of Operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$350,305	72.5%	$299,430	71.9%	$1,076,313	71.4%	$965,636	71.1%
Principal transactions	84,725	17.6	79,568	19.1	294,537	19.5	283,338	20.9
Total brokerage revenues	435,030	90.1	378,998	91.0	1,370,850	90.9	1,248,974	92.0
Fees from related parties	3,723	0.8	3,896	0.9	11,742	0.8	10,838	0.8
Data, network and post-trade	27,797	5.8	23,808	5.7	81,919	5.4	71,326	5.2
Interest and dividend income	10,150	2.1	4,110	1.0	28,836	1.9	15,506	1.1
Other revenues	5,994	1.2	5,755	1.4	15,294	1.0	12,143	0.9
Total revenues	482,694	100.0	416,567	100.0	1,508,641	100.0	1,358,787	100.0
Expenses:
Compensation and employee benefits	233,087	48.2	202,353	48.5	743,688	49.3	671,494	49.4
Equity-based compensation and allocations of net income to limited partnership units and FPUs¹	69,268	14.4	57,730	13.9	277,285	18.4	161,739	11.9
Total compensation and employee benefits	302,355	62.6	260,083	62.4	1,020,973	67.7	833,233	61.3
Occupancy and equipment	40,028	8.3	38,710	9.3	121,681	8.0	117,294	8.6
Fees to related parties	7,046	1.5	6,551	1.6	23,477	1.6	18,285	1.3
Professional and consulting fees	13,734	2.8	15,048	3.6	44,254	2.9	44,489	3.3
Communications	29,222	6.1	26,802	6.4	84,974	5.6	81,859	6.0
Selling and promotion	14,939	3.1	11,373	2.7	44,875	3.0	34,754	2.6
Commissions and floor brokerage	14,755	3.1	13,104	3.1	46,181	3.1	44,686	3.3
Interest expense	20,780	4.3	14,499	3.5	56,436	3.7	43,144	3.2
Other expenses	22,030	4.6	19,951	4.9	47,759	3.2	60,736	4.4
Total expenses	464,889	96.4	406,121	97.5	1,490,610	98.8	1,278,480	94.0
Other income (losses), net:
Gains (losses) on divestitures and sale of investments	—	0.0	(183)	(0.0)	—	0.0	(183)	(0.0)
Gains (losses) on equity method investments	2,094	0.4	3,230	0.8	6,568	0.4	8,762	0.6
Other income (loss)	3,967	0.9	5,545	1.3	1,221	0.1	6,958	0.5
Total other income (losses), net	6,061	1.3	8,592	2.1	7,789	0.5	15,537	1.1
Income (loss) from operations before income taxes	23,866	4.9	19,038	4.6	25,820	1.7	95,844	7.1
Provision (benefit) for income taxes	5,314	1.1	10,813	2.6	8,308	0.5	40,575	3.0
Consolidated net income (loss)	$18,552	3.8%	$8,225	2.0%	$17,512	1.2%	$55,269	4.1%
Less: Net income (loss) from operations attributable to noncontrolling interest in subsidiaries	1,506	0.3	2,463	0.6	1,192	0.1	8,773	0.7
Net income (loss) available to common stockholders	$17,046	3.5%	$5,762	1.4%	$16,320	1.1%	$46,496	3.4%
____________________________
1The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and grants of exchangeability	$242	0.1%	$32,469	7.8%	$154,146	10.2%	$83,064	6.1%
Allocations of net income and dividend equivalents	1,137	0.2	3,492	0.8	4,154	0.3	11,916	0.9
LPU amortization	—	0.0	18,961	4.6	40,878	2.7	53,585	3.9
RSU, RSU Tax Account, and restricted stock amortization	67,889	14.1	2,808	0.7	78,107	5.2	13,174	1.0
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$69,268	14.4%	$57,730	13.9%	$277,285	18.4%	$161,739	11.9%
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Revenues
Brokerage Revenues
Total brokerage revenues increased by $56.0 million, or 14.8%, to $435.0 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Commission revenues increased by $50.9 million, or 17.0%, to $350.3 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Principal transactions revenues increased by $5.2 million, or 6.5%, to $84.7 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.
Our brokerage revenues from Energy and Commodities increased by $24.1 million, or 35.0%, to $93.1 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, which was primarily driven by strong double-digit growth across our energy complex and our environmental products.
Our brokerage revenues from Rates increased by $15.7 million, or 12.1%, to $145.7 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, largely driven by higher client activity due to the combination of meaningful interest rates and improved trading conditions.
Our FX revenues increased by $6.3 million, or 8.6%, to $79.8 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, which was primarily driven by higher FX derivative volumes.
Our Credit revenues increased by $5.6 million, or 9.6%, to $63.7 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily driven by higher client activity as a result of improved trading conditions.
Our brokerage revenues from Equities increased by $4.3 million, or 8.8%, to $52.7 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily driven by higher volumes across equity derivatives and European cash equities.
Fees from Related Parties
Fees from related parties decreased by $0.2 million, or 4.4%, to $3.7 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. This was primarily driven by a decrease in revenues in connection with services provided to Cantor.
Data, Network and Post-Trade
Data, network and post-trade revenues increased by $4.0 million, or 16.8%, to $27.8 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. This increase was primarily driven by strong double-digit revenue growth across Lucera, Fenics Market Data, and our Capitalab post-trade business, as a result of expanding both our client base and our offerings.

Interest and Dividend Income
Interest and dividend income increased by $6.0 million, or 147.0%, to $10.2 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. This was driven by an increase in interest income on bank deposits and money market funds, which were primarily driven by larger balances and higher interest rates.
Other Revenues
Other revenues increased by $0.2 million, or 4.2%, to $6.0 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.
Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense increased by $30.7 million, or 15.2%, to $233.1 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily driven by higher commission revenues on variable compensation.
Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $11.5 million, or 20.0%, to $69.3 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. This was primarily driven by an increase in RSU, RSU Tax Account, and restricted stock amortization expenses, partially offset by a decrease in issuances of common stock and LPU amortization expense, related to the Corporate Conversion.
Occupancy and Equipment
Occupancy and equipment expense increased by $1.3 million, or 3.4%, to $40.0 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily driven by an increase in amortization expense on developed software and other rent and occupancy expenses.
Fees to Related Parties
Fees to related parties increased by $0.5 million, or 7.6%, to $7.0 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Fees to related parties are allocations paid to Cantor for administrative and support services, such as accounting, occupancy, and legal.
Professional and Consulting Fees
Professional and consulting fees decreased by $1.3 million, or 8.7%, to $13.7 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily driven by a decrease in consulting and other professional fees.
Communications
Communications expense increased by $2.4 million, or 9.0%, to $29.2 million for the three months ended September 30, 2023 as compared to three months ended September 30, 2022, primarily driven by increases in various terminal and line service costs across market data and communications.
Selling and Promotion
Selling and promotion expense increased by $3.6 million, or 31.4%, to $14.9 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily driven by an increase in business related travel and client entertainment as COVID-19 restrictions have relaxed across many of the major geographies in which BGC operates.

Commissions and Floor Brokerage
Commissions and floor brokerage expense increased by $1.7 million, or 12.6%, to $14.8 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, which was primarily driven by a higher number of trades in the three months ended September 30, 2023 and an increase in commission expense.
Interest Expense
Interest expense increased by $6.3 million, or 43.3%, to $20.8 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily driven by interest expense related to the BGC Partners 8.000% Senior Notes issued on May 24, 2023 and higher interest expense related to the borrowings on the Revolving Credit Agreement, partially offset by a decrease in interest expense related to the BGC Partners 5.375% Senior Notes due to repayment in full on July 24, 2023.
Other Expenses
Other expenses increased by $2.1 million, or 10.4%, to $22.0 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, which was primarily due to an increase in revaluation expenses and reserves recorded in the three months ended September 30, 2023 related to potential losses associated with Russia’s Invasion of Ukraine, partially offset by a decrease in litigation settlements and reserves.
Other Income (Losses), Net
Gains (Losses) on Equity Method Investments
Gains (losses) on equity method investments decreased by $1.1 million, or 35.2%, due to a gain of $2.1 million for the three months ended September 30, 2023 as compared to a gain of $3.2 million for the three months ended September 30, 2022.
Other Income (Loss)
Other income (loss) decreased by $1.6 million, or 28.5%, to a gain of $4.0 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily driven by a decrease in other recoveries.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes decreased by $5.5 million, or 50.9%, to $5.3 million of tax expense for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The decrease was primarily driven by a one-time tax benefit in revaluation of deferred tax balances due to ownership interest change, as a result of the Corporate Conversion, and a change in the geographical and business mix of earnings, which can impact our consolidated effective tax rate from period-to-period.
Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries
Net income (loss) attributable to noncontrolling interest in subsidiaries decreased by $1.0 million, or 38.9%, to a gain of $1.5 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to no longer reflecting net income (loss) attributable to noncontrolling interest in subsidiaries related to BGC Holdings as a result of the Corporate Conversion.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Revenues
Brokerage Revenues
Total brokerage revenues increased by $121.9 million, or 9.8%, to $1,370.9 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Commission revenues increased by $110.7 million, or 11.5%, to $1,076.3 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Principal transactions revenues increased by $11.2 million, or 4.0%, to $294.5 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Our brokerage revenues from Energy and Commodities increased by $63.4 million, or 29.1%, to $281.5 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, which was primarily driven by strong double-digit growth across our energy complex, ship broking business and environmental products.
Our brokerage revenues from Rates increased by $28.7 million, or 6.7%, to $454.6 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, largely driven by higher client activity due to the combination of meaningful interest rates and improved trading conditions.
Our Credit revenues increased by $15.8 million, or 7.7%, to $219.1 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. This increase was primarily driven by stronger European and CDS volumes and higher client activity as a result of improved trading conditions.
Our FX revenues increased by $9.6 million, or 4.2%, to $237.5 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, which was primarily driven by higher volumes across emerging markets.
Our brokerage revenues from Equities increased by $4.3 million, or 2.5%, to $178.2 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily driven by higher volumes across U.S. equity derivatives.
Fees from Related Parties
Fees from related parties increased by $0.9 million, or 8.3%, to $11.7 million for the nine months ended September 30, 2023 as compared to the prior year, which was primarily driven by an increase in revenues in connection with services provided to Cantor.
Data, Network and Post-Trade
Data, network and post-trade revenues increased by $10.6 million, or 14.9%, to $81.9 million for the nine months ended September 30, 2023 as compared to the same period in prior year. This increase was primarily driven by strong revenue growth across Lucera, Fenics Market Data, and our Capitalab post-trade business, as a result of expanding both our client base and our offerings.
Interest and Dividend Income
Interest and dividend income increased by $13.3 million, or 86.0%, to $28.8 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This was primarily driven by an increase interest income on bank deposits and money market funds, which were primarily driven by changing interest rates and larger balances.
Other Revenues
Other revenues increased by $3.2 million, or 25.9% to $15.3 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily driven by an increase in dividend income on investments and consulting income.
Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense increased by $72.2 million, or 10.8%, to $743.7 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The primary driver of the increase was higher commission revenues on variable compensation.
Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $115.5 million, or 71.4%, to $277.3 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This was primarily driven by an increase in issuance of common stock and grants of exchangeability, which included a $60.9 million charge for the redemption of certain non-exchangeable limited partnership units in connection with the issuance of shares of BGC Class A common stock and the accompanying tax payments related to the Corporate

Conversion. The increase was also due to an increase in RSU, RSU Tax Account, and restricted stock amortization expenses, partially offset by a cessation of LPU amortization expense, related to the Corporate Conversion.
Occupancy and Equipment
Occupancy and equipment expense increased by $4.4 million, or 3.7%, to $121.7 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily driven by an increase in amortization expense on developed software and other rent and occupancy expenses, partially offset by a decrease in fixed asset impairment.
Fees to Related Parties
Fees to related parties increased by $5.2 million, or 28.4%, to $23.5 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Fees to related parties are allocations paid to Cantor for administrative and support services.
Professional and Consulting Fees
Professional and consulting fees remained relatively flat at $44.3 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
Communications
Communications expense increased by $3.1 million, or 3.8%, to $85.0 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily driven by increases in various terminal and line service costs across market data and communications.
Selling and Promotion
Selling and promotion expense increased by $10.1 million, or 29.1%, to $44.9 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This increase was primarily driven by an increase in business related travel and client entertainment as COVID-19 restrictions have relaxed across many of the major geographies in which BGC operates.
Commissions and Floor Brokerage
Commissions and floor brokerage expense increased by $1.5 million, or 3.3%, to $46.2 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily driven by an increase in trade count.
Interest Expense
Interest expense increased by $13.3 million, or 30.8%, to $56.4 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily driven by interest expense related to the BGC Partners 8.000% Senior Notes issued on May 24, 2023 and higher interest expense related to the borrowings on the Revolving Credit Agreement, partially offset by a decrease in interest expense related to the BGC Partners 5.375% Senior Notes due to repayment in full on July 24, 2023.
Other Expenses
Other expenses decreased by $13.0 million, or 21.4%, to $47.8 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, which was primarily due to a decrease in litigation settlements and reserves, and a decrease in reserves related to potential losses associated with Russia’s Invasion of Ukraine, partially offset by an increase in revaluation expense.
Other Income (Losses), net
Gains (Losses) on Equity Method Investments
Gains (losses) on equity method investments decreased by $2.2 million, or 25.0%, to a gain of $6.6 million, for the nine months ended September 30, 2023 as compared to a gain of $8.8 million for the nine months ended September 30, 2022.

Other Income (Loss)
Other income (loss) decreased by $5.7 million, or 82.5% to a gain of $1.2 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily driven by a decrease related to fair value adjustments on investments carried under the measurement alternative and a decrease in other recoveries.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes decreased by $32.3 million, or 79.5%, to $8.3 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This decrease was primarily driven by a decrease in pretax earnings, a one-time benefit in revaluation of deferred tax balances due to ownership interest change, as a result of the Corporate Conversion, and a change in the geographical and business mix of earnings, which can impact our consolidated effective tax rate from period-to-period.
Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries
Net income (loss) attributable to noncontrolling interest in subsidiaries decreased by $7.6 million, or 86.4%, to a gain of $1.2 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, which was primarily driven by a decrease in earnings and no longer reflecting net income (loss) attributable to noncontrolling interest in subsidiaries related to BGC Holdings as a result of the Corporate Conversion.

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

	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Revenues:
Commissions	$350,305	$348,720	$377,288	$315,658	$299,430	$309,542	$356,664	$349,896
Principal transactions	84,725	94,883	114,929	82,169	79,568	88,169	115,601	73,004
Fees from related parties	3,723	4,062	3,957	3,896	3,896	3,625	3,317	3,356
Data, network and post-trade	27,797	27,000	27,122	25,063	23,808	23,391	24,127	24,137
Interest and dividend income	10,150	13,371	5,315	5,501	4,110	8,961	2,435	4,442
Other revenues	5,994	5,044	4,256	4,228	5,755	2,068	4,320	6,756
Total revenues	482,694	493,080	532,867	436,515	416,567	435,756	506,464	461,591
Expenses:
Compensation and employee benefits	233,087	243,387	267,214	181,671	202,353	211,873	257,268	434,807
Equity-based compensation and allocations of net income to limited partnership units and FPUs	69,268	126,644	81,373	89,332	57,730	46,133	57,876	85,889
Total compensation and employee benefits	302,355	370,031	348,587	271,003	260,083	258,006	315,144	520,696
Occupancy and equipment	40,028	40,488	41,165	40,197	38,710	39,921	38,663	46,724
Fees to related parties	7,046	7,991	8,440	7,377	6,551	6,009	5,725	8,456
Professional and consulting fees	13,734	14,819	15,701	24,286	15,048	13,810	15,631	14,813
Communications	29,222	27,813	27,939	26,237	26,802	27,166	27,891	27,611
Selling and promotion	14,939	15,320	14,616	14,461	11,373	12,443	10,938	12,356
Commissions and floor brokerage	14,755	16,161	15,265	13,591	13,104	14,239	17,343	16,563
Interest expense	20,780	19,914	15,742	14,788	14,499	14,342	14,303	16,061
Other expenses	22,030	13,221	12,508	26,695	19,951	23,010	17,775	16,465
Total expenses	464,889	525,758	499,963	438,635	406,121	408,946	463,413	679,745
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	—	—	(846)	(183)	—	—	312,941
Gains (losses) on equity method investments	2,094	2,412	2,062	2,158	3,230	2,729	2,803	2,101
Other income (loss)	3,967	(1,011)	(1,735)	2,415	5,545	1,909	(496)	7,862
Total other income (losses), net	6,061	1,401	327	3,727	8,592	4,638	2,307	322,904
Income (loss) from operations before income taxes	23,866	(31,277)	33,231	1,607	19,038	31,448	45,358	104,750
Provision (benefit) for income taxes	5,314	(9,067)	12,061	(1,991)	10,813	15,105	14,657	15,957
Consolidated net income (loss)	$18,552	$(22,210)	$21,170	$3,598	$8,225	$16,343	$30,701	$88,793
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	1,506	(2,506)	2,192	1,382	2,463	1,581	4,729	12,340
Net income (loss) available to common stockholders	$17,046	$(19,704)	$18,978	$2,216	$5,762	$14,762	$25,972	$76,453

The table below details our brokerage revenues by product category for the indicated periods (in thousands):

	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Brokerage revenue by product:
Rates	$145,703	$144,209	$164,737	$123,594	$129,971	$137,129	$158,809	$131,732
Energy and Commodities	93,120	98,688	89,659	73,608	68,975	66,687	82,395	71,527
Credit	63,747	65,806	89,549	68,067	58,187	61,257	83,908	65,969
FX	79,795	77,527	80,158	71,868	73,481	74,347	80,025	72,112
Equities	52,665	57,373	68,114	60,690	48,384	58,291	67,128	61,671
Insurance	—	—	—	—	—	—	—	19,889
Total brokerage revenues	$435,030	$443,603	$492,217	$397,827	$378,998	$397,711	$472,265	$422,900
Brokerage revenue by product (percentage):
Rates	33.5%	32.5%	33.5%	31.0%	34.3%	34.5%	33.6%	31.1%
FX	18.3	17.5	16.3	18.1	19.4	18.7	17.0	17.1
Energy and Commodities	21.4	22.2	18.2	18.5	18.2	16.8	17.4	16.9
Credit	14.7	14.8	18.2	17.1	15.3	15.4	17.8	15.6
Equities	12.1	13.0	13.8	15.3	12.8	14.6	14.2	14.6
Insurance	—	—	—	—	—	—	—	4.7
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Brokerage revenue by type:
Voice/Hybrid	$337,522	$345,478	$379,005	$313,994	$297,316	$311,541	$371,078	$345,681
Fully Electronic	97,508	98,125	113,212	83,833	81,682	86,170	101,187	77,219
Total brokerage revenues	$435,030	$443,603	$492,217	$397,827	$378,998	$397,711	$472,265	$422,900
Brokerage revenue by product (percentage):
Voice/Hybrid	77.6%	77.9%	77.0%	78.9%	78.4%	78.3%	78.6%	81.7%
Fully Electronic	22.4	22.1	23.0	21.1	21.6	21.7	21.4	18.3
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
LIQUIDITY AND CAPITAL RESOURCES
Balance Sheet
Our balance sheet and business model are not capital intensive. Our assets consist largely of Cash and cash equivalents, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term capital (equity and notes payable) is held to support the less liquid assets and potential capital investment opportunities. Total assets as of September 30, 2023 were $3.9 billion, an increase of 25.5% as compared to December 31, 2022. The increase in total assets was driven primarily by an increase in Receivables from broker-dealers, clearing organizations, customers and related broker-dealers, Accrued commissions and other receivables, net, Loans, forgivable loans and other receivables from employees and partners, net, and Cash and cash equivalents. We maintain a significant portion of our assets in Cash and cash equivalents and Financial instruments owned, at fair value, with Cash and cash equivalents as of September 30, 2023 of $559.6 million, and our liquidity (which is a non-GAAP financial measure that we define as Cash and cash equivalents, Reverse Repurchase Agreements, and Financial instruments owned, at fair value, less Securities loaned and Repurchase agreements) as of September 30, 2023 of $605.0 million. See “Liquidity Analysis” below for a further discussion of our liquidity. Our Financial instruments owned, at fair value, were $45.5 million as of September 30, 2023, compared to $39.3 million as of December 31, 2022. We had no Reverse Repurchase Agreements as of September 30, 2023 and December 31, 2022.
As part of our cash management process, we may enter into tri-party Reverse Repurchase Agreements and other short-term investments, some of which may be with Cantor. As of both September 30, 2023 and December 31, 2022, there were no Reverse Repurchase Agreements outstanding. Further, we had no Repurchase agreements or Securities loaned as of September 30, 2023 and December 31, 2022.
Additionally, in August 2013, the Audit Committee authorized us to invest up to $350.0 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle.

The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including policies relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of both September 30, 2023 and December 31, 2022, we did not have any investments in the program.
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
As discussed below, our liquidity remained strong at $605.0 million as of September 30, 2023, which can be used for share repurchases, dividends, new hires, tax payments, ordinary movements in working capital, and our continued investment in Fenics Growth Platforms. During the nine months ended September 30, 2023, we repurchased 18.7 million shares of BGC Class A common stock for aggregate consideration of $88.1 million, representing a weighted-average price per share of $4.70. As of November 7, 2023, we have repurchased and redeemed an additional 4.1 million shares of BGC Class A common stock during the fourth quarter for aggregate consideration of $23.6 million, representing a weighted-average price per share of $5.82.
On October 27, 2023, our Board declared a $0.01 dividend for the third quarter of 2023. Our current capital allocation priorities are to return capital to stockholders and to continue investing in our high growth Fenics businesses. Historically, we were deeply dividend-centric; going forward, we plan to prioritize share repurchases over dividends.
Notes Payable, Other and Short-term Borrowings

Unsecured Senior Revolving Credit Agreement
On November 28, 2018, BGC Partners entered into the Revolving Credit Agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, which replaced the existing committed unsecured senior revolving credit agreement. The maturity date of the Revolving Credit Agreement was November 28, 2020 and the maximum revolving loan balance was $350.0 million. Borrowings under this Revolving Credit Agreement bore interest at either LIBOR or a defined base rate plus additional margin. On December 11, 2019, BGC Partners entered into an amendment to the Revolving Credit Agreement. Pursuant to the amendment, the maturity date was extended to February 26, 2021. On February 26, 2020, BGC Partners entered into a second amendment to the Revolving Credit Agreement, pursuant to which the maturity date was extended by two years to February 26, 2023. The size of the Revolving Credit Agreement, along with the interest rate on the borrowings therefrom, remained unchanged. On November 1, 2021, BGC Partners repaid in full the $300.0 million borrowings outstanding under the Revolving Credit Agreement, which had been borrowed earlier in 2021. On March 10, 2022, BGC Partners entered into an amendment and restatement of the senior unsecured revolving credit agreement, pursuant to which the maturity date was extended to March 10, 2025, the size of the credit facility was increased to $375.0 million, and borrowings under this agreement will bear interest based on either SOFR or a defined base rate plus additional margin. As of September 30, 2023 and November 7, 2023, BGC Partners had $240.0 million in outstanding borrowings from its Revolving Credit Agreement. As of December 31, 2022, there were no borrowings outstanding under the Revolving Credit Agreement. Our liquidity remains strong and was $605.0 million as of September 30, 2023, as discussed below.
On October 6, 2023, the Revolving Credit Agreement was amended to exclude the BGC Partners Notes from the restrictive covenant in the Revolving Credit Agreement limiting the indebtedness of subsidiaries, and BGC Group assumed all rights and obligations of BGC Partners under the Revolving Credit Agreement and became the borrower thereunder.
BGC Partners 5.375% Senior Notes
On July 24, 2018, BGC Partners issued an aggregate of $450.0 million principal amount of BGC Partners 5.375% Senior Notes due July 24, 2023. The BGC Partners 5.375% Senior Notes were general senior unsecured obligations of BGC Partners. The BGC Partners 5.375% Senior Notes bore interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019.
On July 24, 2023, BGC Partners repaid the $450.0 million principal amount plus accrued interest on the BGC Partners 5.375% Senior Notes using the proceeds from the issuance of the BGC Partners 8.000% Senior Notes, cash on hand and borrowings under the Revolving Credit Agreement.
Exchange Offer and Market-Making Registration Statement
On October 6, 2023, BGC Group completed the Exchange Offer, in which BGC Group offered to exchange the BGC Partners Notes for new notes to be issued by BGC Group with the same respective interest rates, maturity dates and substantially identical terms as the tendered notes, and cash. In connection with the Exchange Offer, and on behalf of BGC Partners, BGC Group also solicited consents from (i) holders of the BGC Partners Notes to certain proposed amendments to the indenture and supplemental indentures pursuant to which such BGC Partners Notes were issued to, among other things, eliminate certain affirmative and restrictive covenants and events of default, including the “Change of Control” provisions described below, which had applied to each series of the BGC Partners Notes, and (ii) from holders of the BGC Partners 8.000% Senior Notes to amend the registration rights agreement relating thereto to terminate such agreement. As of September 19, 2023, the requisite note holder consents were received to adopt the proposed indenture amendments and terminate the registration rights agreement relating to the 8.000% Senior Notes. In connection with the October 6, 2023 closing of the Exchange Offer, (i) $255.5 million aggregate principal amount of BGC Partners 3.750% Senior Notes were exchanged for BGC Group 3.750% Senior Notes and subsequently canceled, $288.2 million aggregate principal amount of BGC Partners 4.375% Senior Notes were exchanged for BGC Group 4.375% Senior Notes and subsequently cancelled, $347.2 million aggregate principal amount of BGC Partners 8.000% Senior Notes were exchanged for BGC Group 8.000% Senior Notes and subsequently cancelled, and equivalent aggregate principal amounts of BGC Group 3.750% Senior Notes, BGC Group 4.375% Senior Notes and BGC Group 8.000% Senior Notes, respectively, were issued; (ii) the indenture and supplemental indentures relating to the 3.750% Senior Notes, the 4.375% Senior Notes and the 8.000% Senior Notes were amended as proposed; and (iii) the registration rights agreement relating to the 8.000% Senior Notes was terminated.
On October 19, 2023, we filed a resale registration statement on Form S-3 pursuant to which CF&Co may make offers and sales of the BGC Group 3.750% Senior Notes, the BGC Group 4.375% Senior Notes and the BGC Group 8.000% Senior Notes in connection with ongoing market-making transactions which may occur from time to time. Such market-making transactions in these securities may occur in the open market or may be privately negotiated at prevailing market prices at a time of resale or at related or negotiated prices. Neither CF&Co, nor any other of our affiliates, has any obligation to make a market in our securities, and CF&Co or any such other affiliate may discontinue market-making activities at any time without notice.
3.750% Senior Notes
On September 27, 2019, BGC Partners issued an aggregate of $300.0 million principal amount of BGC Partners 3.750% Senior Notes. The BGC Partners 3.750% Senior Notes are general unsecured obligations of BGC Partners. The BGC Partners 3.750% Senior Notes bear interest at a rate of 3.750% per year, payable in cash on April 1 and October 1 of each year, commencing April 1, 2020. The BGC Partners 3.750% Senior Notes will mature on October 1, 2024. BGC Partners may redeem some or all of the BGC Partners 3.750% Senior Notes at any time or from time to time for cash at certain “make-whole”

redemption prices (as set forth in the supplemental indenture related to the BGC Partners 3.750% Senior Notes). The initial carrying value of the BGC Partners 3.750% Senior Notes was $296.1 million, net of discount and debt issuance costs of $3.9 million, of which $0.2 million were underwriting fees payable to CF&Co. The issuance costs are amortized as interest expense and the carrying value of the BGC Partners 3.750% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the BGC Partners 3.750% Senior Notes was $299.2 million as of September 30, 2023.
On October 11, 2019, BGC Partners filed a Registration Statement on Form S-4, which was declared effective by the SEC on October 24, 2019. On October 28, 2019, BGC Partners launched an exchange offer in which holders of the BGC Partners 3.750% Senior Notes, issued in a private placement on September 27, 2019, could exchange such notes for new registered notes with substantially identical terms. The exchange offer closed on December 9, 2019, at which point the initial 3.750% Senior Notes were exchanged for new registered notes with substantially identical terms.
As discussed above, on October 6, 2023, pursuant to the Exchange Offer, $255.5 million aggregate principal amount of BGC Partners 3.750% Senior Notes were exchanged for BGC Group 3.750% Senior Notes and subsequently cancelled, and certain amendments to the indenture and supplemental indenture governing the BGC Partners 3.750% Senior Notes became effective. The BGC Group 3.750% Senior Notes will mature on October 1, 2024 and bear interest at a rate of 3.750% per year, payable in cash on April 1 and October 1 of each year, commencing April 1, 2024. BGC Group may redeem some or all of the BGC Group 3.750% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the supplemental indenture related to the BGC Group 3.750% Senior Notes). If a “Change of Control Triggering Event” (as defined in the supplemental indenture related to the BGC Group 3.750% Senior Notes) occurs, holders may require BGC Group to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date.
Following the closing of the Exchange Offer, $44.5 million aggregate principal amount of BGC Partners 3.750% Senior Notes remained outstanding.
4.375% Senior Notes
On July 10, 2020, BGC Partners issued an aggregate of $300.0 million principal amount of BGC Partners 4.375% Senior Notes. The BGC Partners 4.375% Senior Notes are general unsecured obligations of BGC Partners. The BGC Partners 4.375% Senior Notes bear interest at a rate of 4.375% per year, payable in cash on June 15 and December 15 of each year, commencing December 15, 2020. The BGC Partners 4.375% Senior Notes will mature on December 15, 2025. BGC Partners may redeem some or all of the BGC Partners 4.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the supplemental indenture related to the BGC Partners 4.375% Senior Notes). Cantor purchased $14.5 million of such senior notes and still held such notes as of September 30, 2023. The initial carrying value of the BGC Partners 4.375% Senior Notes was $296.8 million, net of discount and debt issuance costs of $3.2 million, of which $0.2 million were underwriting fees payable to CF&Co. The carrying value of the BGC Partners 4.375% Senior Notes was $298.6 million as of September 30, 2023.
On August 28, 2020, BGC Partners filed a Registration Statement on Form S-4, which was declared effective by the SEC on September 8, 2020. On September 9, 2020, BGC Partners launched an exchange offer in which holders of the BGC Partners 4.375% Senior Notes, issued in a private placement on July 10, 2020, could exchange such notes for new registered notes with substantially identical terms. The exchange offer closed on October 14, 2020, at which point the initial 4.375% Senior Notes were exchanged for new registered notes with substantially identical terms.
As discussed above, on October 6, 2023, pursuant to the Exchange Offer, $288.2 million aggregate principal amount of BGC Partners 4.375% Senior Notes were exchanged for BGC Group 4.375% Senior Notes and subsequently cancelled, and certain amendments to the indenture and supplemental indenture governing the BGC Partners 4.375% Senior Notes became effective. The BGC Group 4.375% Senior Notes will mature on December 15, 2025 and bear interest at a rate of 4.375% per year, payable in cash on June 15 and December 15 of each year, commencing December 15, 2023. BGC Group may redeem some or all of the BGC Group 4.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the supplemental indenture related to the BGC Group 4.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the supplemental indenture related to the BGC Group 4.375% Senior Notes) occurs, holders may require BGC Group to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date.
Following the closing of the Exchange Offer, $11.8 million aggregate principal amount of BGC Partners 4.375% Senior Notes remained outstanding. Cantor participated in the Exchange Offer, and currently holds $14.5 million aggregate principal amount of BGC Group 4.375% Senior Notes.

8.000% Senior Notes
On May 25, 2023, BGC Partners issued an aggregate of $350.0 million principal amount of BGC Partners 8.000% Senior Notes. The BGC Partners 8.000% Senior Notes are general unsecured obligations of BGC Partners. The BGC Partners 8.000% Senior Notes bear interest at a rate of 8.000% per year, payable in cash on May 25 and November 25 of each year, commencing November 25, 2023. The BGC Partners 8.000% Senior Notes will mature on May 25, 2028. BGC Partners may redeem some or all of the BGC Partners 8.000% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the supplemental indenture related to the BGC Partners 8.000% Senior Notes). The initial carrying value of the BGC Partners 8.000% Senior Notes was $346.6 million, net of debt issuance costs of $3.4 million. The issuance costs are amortized as interest expense and the carrying value of the BGC Partners 8.000% Senior Notes will accrete up to the face amount over the term of the notes. The carrying value of the BGC Partners 8.000% Senior Notes was $346.8 million as of September 30, 2023.
On October 6, 2023, pursuant to the Exchange Offer, $347.2 million aggregate principal amount of BGC Partners 8.000% Senior Notes were exchanged for BGC Group 8.000% Senior Notes and subsequently cancelled, and certain amendments to the indenture and supplemental indenture governing the BGC Partners 8.000% Senior Notes became effective. The BGC Group 8.000% Senior Notes will mature on May 25, 2028 and bear interest at a rate of 8.000% per year, payable in cash on May 25 and November 25 of each year, commencing November 25, 2023. BGC Group may redeem some or all of the BGC Group 8.000% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the supplemental indenture related to the BGC Group 8.000% Senior Notes). If a “Change of Control Triggering Event” (as defined in the supplemental indenture related to the BGC Group 8.000% Senior Notes) occurs, holders may require BGC Group to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date.
Following closing of the Exchange Offer, $2.8 million aggregate principal amount of the 8.000% Senior Notes remained outstanding. In connection with the issuance of the BGC Partners 8.000% Senior Notes, BGC Partners entered into a registration rights agreement providing for a future registered exchange offer by May 25, 2024 in which holders of the 8.000% Senior Notes, issued in a private placement on May 25, 2023, could exchange such notes for new registered notes with substantially identical terms. Such registration rights agreement was terminated in connection with the closing of the Exchange Offer.
Collateralized Borrowings
On April 8, 2019, we entered into a secured loan arrangement of $15.0 million, under which we pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.77% and matured on April 8, 2023, at which point the balance was paid in full; therefore, there were no borrowings as of September 30, 2023. As of December 31, 2022, we had $2.0 million, outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2022, was nil.
On April 19, 2019, we entered into a secured loan arrangement of $10.0 million, under which we pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.89% and matured on April 19, 2023, at which point the balance was paid in full; therefore, there were no borrowings as of September 30, 2023. As of December 31, 2022, the Company had $1.3 million outstanding related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2022 was $0.3 million.
Weighted-average Interest Rate
For the three months ended September 30, 2023 and 2022, the weighted-average interest rate of BGC Partners’ total Notes payable and other borrowings, which include BGC Partners’ Revolving Credit Agreement, Company Debt Securities, and collateralized borrowings, was 5.84% and 4.62%, respectively.
Short-term Borrowings
On August 22, 2017, we entered into a committed unsecured loan agreement with Itau Unibanco S.A. The credit agreement provided for short-term loans of up to $4.0 million (BRL 20.0 million). The maturity date of the agreement is May 21, 2023. Borrowings under this agreement bore interest at the Brazilian Interbank offering rate plus 3.20%. During June 2023, the borrowings under this agreement were repaid in full, and the loan was terminated; therefore, as of September 30, 2023, there were no borrowings outstanding under this agreement. As of December 31, 2022, there were $2.0 million (BRL 10.0 million) of borrowings outstanding under the facility.

On August 23, 2017, we entered into a committed unsecured credit agreement with Itau Unibanco S.A. The credit agreement provided for an intra-day overdraft credit line up to $10.4 million (BRL 50.0 million). On August 20, 2021, the agreement was renegotiated, increasing the credit line to $12.0 million (BRL 60.0 million). On May 22, 2023 the agreement was renegotiated, increased the credit line to $14.0 million (BRL 70.0 million). The maturity date of the agreement is November 17, 2023. This agreement bears a fee of 1.35% per year. As of September 30, 2023 and December 31, 2022, there were no borrowings outstanding under this agreement.
On January 25, 2021, we entered into a committed unsecured loan agreement with Banco Daycoval S.A., which provided for short-term loans of up to $2.0 million (BRL 10.0 million) and was renegotiated on June 1, 2021. The amended agreement provided for short-term loans of up to $4.0 million (BRL 20.0 million). Borrowings under this agreement bore interest at the Brazilian Interbank offering rate plus 3.66%. During September 2022, the borrowings under this agreement were repaid in full, and the loan was terminated on September 27, 2022, therefore as of September 30, 2023, there were no borrowings outstanding under the agreement.
BGC Credit Agreement with Cantor
On March 19, 2018, BGC Partners entered into the BGC Credit Agreement with Cantor. The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the previous Credit Facility between BGC Partners and an affiliate of Cantor, and was approved by the Audit Committee of BGC Partners. On August 6, 2018, BGC Partners entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that can be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. On October 6, 2023, BGC Group assumed all rights and obligations of BGC Partners under the BGC Credit Agreement. The BGC Credit Agreement will mature on the earlier to occur of (a) March 19, 2024, after which the maturity date of the BGC Credit Agreement will continue to be extended for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms. The outstanding amounts under the BGC Credit Agreement will bear interest for any rate period at a per annum rate equal to the higher of BGC Partners’ or Cantor’s short-term borrowing rate in effect at such time plus 1.00%. As of both September 30, 2023 and December 31, 2022, there were no borrowings by the Company or Cantor outstanding under this Agreement.
CREDIT RATINGS
As of September 30, 2023, our public long-term credit ratings and associated outlooks were as follows:

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
At December 31, 2019, the Company completed the calculation of the one-time transition tax on the deemed repatriation of foreign subsidiaries’ earnings pursuant to the Tax Act and previously recorded a net cumulative tax expense of $28.6 million, net of foreign tax credits. An installment election can be made to pay the taxes over eight years with 40% paid in equal installments over the first five years and the remaining 60% to be paid in installments of 15%, 20% and 25% in years six, seven and eight, respectively. The cumulative remaining balance as of September 30, 2023 was $18.8 million.
As of September 30, 2023, the Company and its consolidated subsidiaries had $559.6 million of Cash and cash equivalents. In addition, the Company and its consolidated subsidiaries held securities of $45.5 million within their Liquidity position as of September 30, 2023.
Discussion of the nine months ended September 30, 2023
The table below presents our Liquidity Analysis as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
(in thousands)
Cash and cash equivalents	$559,587	$484,989
Financial instruments owned, at fair value	45,453	39,319
Total	$605,040	$524,308
The $80.7 million increase in our liquidity position from $524.3 million as of December 31, 2022 to $605.0 million as of September 30, 2023, was primarily related to the issuance of $350.0 million principal amount of BGC Partners 8.000% Senior Notes, $240.0 million of borrowings from the Revolving Credit Agreement, and cash flow from operations, partially offset by the repayment of the $450.0 million principal amount of, plus accrued interest on, the BGC Partners 5.375% Senior Notes, ordinary movements in working capital, the acquisition of Trident, tax payments, dividends and distributions, share repurchases, and our continued investments in Fenics Growth Platforms.
Discussion of the nine months ended September 30, 2022
The table below presents our Liquidity Analysis as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
(in thousands)
Cash and cash equivalents	$473,344	$553,598
Financial instruments owned, at fair value	38,446	41,244
Repurchase agreements	(1,013)	—
Total	$510,777	$594,842

The $84.1 million decrease in our liquidity position from $594.8 million as of December 31, 2021 to $510.8 million as of September 30, 2022, was primarily related to ordinary movements in working capital, share and unit repurchases and redemptions, dividends and distributions, new hires, tax payments, and our continued investment in Fenics Growth Platforms.
CLEARING CAPITAL
In November 2008, we entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on our behalf. In June 2020, this clearing capital agreement was amended to cover Cantor providing clearing services in all eligible financial products to us and not just U.S. Treasury and U.S. government agency securities. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to us, Cantor shall be entitled to request from us cash or other collateral acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement or Cantor will post cash or other collateral on our behalf for a commercially reasonable charge. During the three months ended September 30, 2023 and 2022, the Company was charged $0.7 million and $0.2 million, respectively, by Cantor for the cash or other collateral posted by Cantor on BGC’s behalf. During the nine months ended September 30, 2023 and 2022, the Company was charged $1.5 million and $0.6 million, respectively, by Cantor for the cash or other collateral posted by Cantor on BGC’s behalf. Cantor had not requested any cash or other property from the Company as collateral as of September 30, 2023.
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
In July 2023, the FCA further ensured that Consumer duty is at the heart of every financial institution by rolling our Principle 12 specifically related to Consumer Duty, where a firm must act to deliver good outcomes for retail customers. This initiative is poised to redefine the relationship between consumers and financial institutions, where the FCA has demanded financial institutions foster a culture of trust, transparency, and accountability. Under Consumer Duty, the onus has shifted to financial institutions to prioritize their customers’ best interest in every consideration made by the financial institution (the entire customer life cycle) including demonstration and evidence that the product/service/action is in the best interest of the customer. Although not immediately applicable to our business as we do not conduct business directly with the retail section, we are conscious of the impact that this will have on underlying clients who have obligations to fulfil. In so doing, they may require our firm to provide additional reporting in order to help them evidence their obligations.
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
As of September 30, 2023, $703.1 million of net capital were held by regulated subsidiaries. As of September 30, 2023, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $372.5 million.
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
EQUITY
Class A Common Stock
Changes in shares of BGC Class A common stock outstanding were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shares outstanding at beginning of period	351,978	324,087	325,858	317,023
Share issuances:
Redemptions/exchanges of limited partnership interests and contingent share obligations¹	346	11,940	30,572	23,654
Vesting of RSUs	6,145	451	8,775	3,022
Acquisitions	414	—	4,566	1,186
Other issuances of BGC Class A common stock	461	98	472	441
Restricted stock awards[2]	38,610	—	38,610	—
Restricted stock forfeitures	—	(43)	(239)	(48)
Treasury stock repurchases	(8,087)	(12,397)	(18,747)	(21,142)
Shares outstanding at end of period	389,867	324,136	389,867	324,136

____________________________
1Contingent share obligations includes shares of BGC Class A common stock issued to terminated employees per their respective separation agreements. Included in redemptions/exchanges of limited partnership interests and contingent share obligations for the three months ended September 30, 2023 and 2022 are 0.2 million shares of BGC Class A common stock granted in connection with 0.2 million contingent share obligations, and 5.8 million shares of BGC Class A common stock granted in connection with the cancellation of 6.0 million LPUs, respectively. Included in redemptions/exchanges of limited partnership interests and contingent share obligations for the nine months ended September 30, 2023 and 2022 are 20.4 million shares of BGC Class A common stock granted in connection with the cancellation of 26.4 million LPUs and 0.2 million contingent share obligations, and 13.7 million shares of BGC Class A common stock granted in connection with the cancellation of 14.1 million LPUs, respectively. Because LPUs are included in the Company’s fully diluted share count, if dilutive, redemptions/exchanges and contingent share obligations in connection with the issuance of BGC Class A common stock would not impact the fully diluted number of shares outstanding.
2Included in restricted stock issuance for the three and nine months ended September 30, 2023 are 26.6 million restricted shares which do not receive dividends until vested and contingent conditions are met. These restricted shares do have voting rights.
Class B Common Stock
The Company issued 64.0 million shares of BGC Class B common stock during the three and nine months ended September 30, 2023 due to the Corporate Conversion. Following the Corporate Conversion, Cantor satisfied its obligation to its holders of April 2008 distribution rights shares and February 2012 distribution rights shares which resulted in a 0.4 million reduction in Class B Shares. The Company did not issue any shares of BGC Class B common stock during 2022. There were 109.5 million and 45.9 million shares of BGC Class B common stock outstanding as of September 30, 2023 and December 31, 2022, respectively.
Unit Redemptions and Share Repurchase Program
The Company’s Board and Audit Committee have authorized repurchases of BGC Class A common stock and redemptions of limited partnership interests or other equity interests in the Company’s subsidiaries. On November 4, 2022, the Board and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. On July 3, 2023, the BGC Group Board approved BGC Group’s share repurchase authorization in an amount up to $400.0 million. As of

September 30, 2023, the Company had $359.7 million remaining from its share repurchase and unit redemption authorization. From time to time, the Company may actively continue to repurchase shares.
The tables below represent the units redeemed and/or shares repurchased for cash and do not include units redeemed/cancelled in connection with the grant of shares of BGC Class A common stock nor the limited partnership interests exchanged for shares of BGC Class A common stock. The gross unit redemptions and share repurchases of BGC Class A common stock during the three and nine months ended September 30, 2023 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted-Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That Could Be Redeemed/ Purchased Under the Program at September 30, 2023
Redemptions[1]
January 1, 2023—March 31, 2023	23	$3.90
April 1, 2023—June 30, 2023	422	4.91
July 1, 2023—September 30, 2023	—	—
Total Redemptions	445	$4.85
Repurchases[2,3]
January 1, 2023—March 31, 2023	846	$4.97
April 1, 2023—June 30, 2023	9,814	$4.44
July 1, 2023—July 31, 2023	3,000	4.68
August 1, 2023—August 31, 2023	1,612	5.01
September 1, 2023—September 30, 2023	3,474	5.24
Total Repurchases	18,746	$4.70
Total Redemptions and Repurchases	19,191	$4.70	$359,656
___________________________
1During the nine months ended September 30, 2023 the Company redeemed 0.3 million LPUs at an aggregate redemption price of $1.4 million for a weighted-average price of $4.71 per unit. During the nine months ended September 30, 2023, the Company redeemed 0.2 million FPUs at an aggregate redemption price of $0.8 million for a weighted-average price of $5.11 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 20.4 million shares of BGC Class A common stock during the nine months ended September 30, 2023, nor the limited partnership interests exchanged for 13.5 million shares of BGC Class A common stock during the nine months ended September 30, 2023.
2During the three months ended September 30, 2023, the Company repurchased 8.1 million shares of BGC Class A common stock at an aggregate price of $40.3 million for a weighted-average price of $4.99 per share.
3During the nine months ended September 30, 2023, the Company repurchased 18.7 million shares of BGC Class A common stock at an aggregate price of $88.1 million for a weighted-average price of $4.70 per share.

The gross unit redemptions and share repurchases of BGC Class A common stock during the three and nine months ended September 30, 2022 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted-Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That Could Be Redeemed/ Purchased Under the Program at September 30, 2022
Redemptions[1,2]
January 1, 2022—March 31, 2022	43	$4.01
April 1, 2022—June 30, 2022	1,010	3.81
July 1, 2022—September 30, 2022	214	3.91
Total Redemptions	1,267	$3.83
Repurchases[3,4]
January 1, 2022—March 31, 2022	—	$—
April 1, 2022—June 30, 2022	8,745	3.36
July 1, 2022—July 31, 2022	3,033	3.70
August 1, 2022—August 31, 2022	5,916	4.14
September 1, 2022—September 30, 2022	3,448	4.11
Total Repurchases	21,142	$3.75
Total Redemptions and Repurchases	22,409	$3.76	$107,655
____________________________
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
2During the nine months ended September 30, 2022, the Company redeemed $1.2 million LPUs at an aggregate redemption price of $4.5 million for a weighted-average price of 3.88 per unit. During the nine months ended September 30, 2022, the Company redeemed 0.1 million FPUs at an aggregate redemption price of $0.3 million for a weighted-average price of 3.23 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 13.7 million shares of BGC Class A common stock during the nine months ended September 30, 2022, nor the limited partnership interests exchanged for 10.6 million shares of BGC Class A common stock during the nine months ended September 30, 2022.
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

The weighted-average share counts, including securities that were anti-dilutive for our earnings per share calculations, for the three months ended September 30, 2023 were as follows (in thousands):

Three Months Ended September 30, 2023
Common stock outstanding[1]	468,544
RSUs and restricted stock (Treasury stock method)[2]	12,572
Other	9,001
Total	490,117
______________________________
1Common stock consisted of shares of BGC Class A common stock, shares of BGC Class B common stock and contingent shares of our Class A common stock for which all necessary conditions have been satisfied except for the passage of time. For the three months ended September 30, 2023, the weighted-average number of shares of BGC Class A common stock was 358.1 million and shares of BGC Class B common stock was 109.5 million.
2For the three months ended September 30, 2023, 12.6 million of potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended September 30, 2023, included $9.6 million participating RSUs and $3.0 million participating restricted shares of BGC Class A common stock. Also as of September 30, 2023, 62.5 million shares of contingent BGC Class A common stock, non-participating RSUs, and non-participating restricted shares of BGC Class A common stock were excluded from fully diluted EPS computations because the conditions for issuance had not been met by the end of the period. The contingent BGC Class A common stock is recorded as a liability and included in “Accounts payable, accrued and other liabilities” in our unaudited Condensed Consolidated Statements of Financial Condition as of September 30, 2023.
Exchange Agreement
On June 5, 2015, we entered into the Exchange Agreement with Cantor providing Cantor, CFGM and other Cantor affiliates entitled to hold BGC Class B common stock the right to exchange BGC Class A common stock into shares of BGC Class B common stock from time to time, on a one-to-one basis, subject to adjustment. As of September 30, 2023, Cantor and CFGM did not own any shares of BGC Class A common stock. In connection with the Corporate Conversion on July 1, 2023, the Exchange Agreement with Cantor terminated based on its own terms.
Amendments to the BGC Holdings Limited Partnership Agreement
The following discussion of the BGC Holdings limited partnership agreement discusses the limited partnership agreement as it was in effect prior to the Corporate Conversion that was completed on July 1, 2023. For more information regarding the completion of the Corporate Conversion, see “Corporate Conversion” herein, and Note 1—“Organization and Basis of Presentation” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
On March 10, 2023, BGC Holdings entered into the LPA Amendment. The LPA Amendment revises certain restrictive covenants pertaining to the “Partner Obligations” and “Competitive Activity” provisions in the Second Amended and Restated BGC Holdings Limited Partnership Agreement. Specifically, the LPA Amendment (i) reduces the length of the post-termination period during which a partner must refrain from soliciting or doing business with customers, soliciting employees, engaging in a “Competing Business,” or otherwise refraining from harming the partnership; and (ii) revises the scope of the non-compete under the “Partner Obligations” and “Competitive Activity” provisions in the Second Amended and Restated BGC Holdings Limited Partnership Agreement to cover “Competing Businesses” (as defined therein) for which a partner performed the same or similar services and (a) involving a product, product line or type, or service of a “Protected Affiliate” (as defined therein) within a specific geographic area, (b) involving a “Client” or a “Client Representative” (each as defined therein) of a Protected Affiliate, or (c) for which the likely disclosure of confidential information is inevitable. The LPA Amendment was approved by our Board of Directors and Audit and Compensation Committees.
Upon completion of the Corporate Conversion, on July 1, 2023, there were no units of BGC Holdings outstanding, and the BGC Holdings limited partnership agreement was terminated.
Registration Statements
On March 8, 2021, BGC filed the March 2021 Form S-3 with respect to the issuance and sale of up to an aggregate of $300.0 million shares of BGC Class A common stock from time to time on a delayed or continuous basis. On August 3, 2022, the March 2021 Form S-3 was declared effective by the SEC, and BGC entered into the August 2022 Sales Agreement on August 12, 2022. On July 3, 2023, in connection with the Corporate Conversion, BGC Group filed a post-effective amendment to the March 2021 Form S-3, pursuant to which it adopted the March 2021 Form S-3 as its own registration statement. Also on July 3, 2023, BGC Group assumed the August 2022 Sales Agreement, as amended and restated to replace references to BGC Partners with references to BGC Group and to make other ministerial changes. We may sell up to an aggregate of $300.0 million of shares of Class A common stock pursuant to the terms of the July 2023 Sales Agreement. Under this Sales Agreement, we agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. CF&Co is a wholly owned subsidiary of Cantor and an affiliate of BGC. For additional information on our CEO Program sales agreement, see Note 13—“Related Party Transactions” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
On September 3, 2010, BGC Partners filed a Registration Statement on Form S-4 with respect to the offer and sale of up to 20 million shares of BGC Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of September 30, 2023, BGC had issued all 20.0 million shares of BGC Class A common stock under this registration statement.

On September 13, 2019, BGC filed the 2019 S-4 Registration Statement, with respect to the offer and sale of up to 20 million shares of BGC Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. On July 3, 2023, in connection with the Corporate Conversion, BGC Group filed a post-effective amendment to the 2019 S-4 Registration Statement, pursuant to which it adopted the 2019 S-4 Registration Statement as its own registration statement. As of September 30, 2023, the Company had issued an aggregate of 2.3 million shares of BGC Class A common stock under the 2019 Form S-4 Registration Statement.
On June 24, 2011, BGC filed a DRIP Registration Statement, with respect to the offer and sale of up to 10 million shares of BGC Class A common stock under the BGC Dividend Reinvestment and Stock Purchase Plan. On July 3, 2023, in connection with the Corporate Conversion, BGC Group filed a post-effective amendment to the DRIP Registration Statement, pursuant to which it adopted the DRIP Registration Statement as its own registration statement. Also in connection with the Corporate Conversion, BGC Group assumed and adopted the BGC Partners Dividend Reinvestment and Stock Purchase Plan, as amended and restated as the BGC Group, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan. As of September 30, 2023, the Company had issued 0.8 million shares of BGC Class A common stock under the Dividend Reinvestment and Stock Purchase Plan.
The Compensation Committee may grant stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other equity-based awards, including, prior to the closing of the Corporate
Conversion, to provide exchange rights for shares of BGC Class A common stock upon exchange of LPUs. On November 22, 2021, at BGC Partners’ Annual Meeting of Stockholders, BGC Partners’ stockholders approved amendments to the BGC Partners Equity Plan to increase from 400 million to 500 million the aggregate number of shares of BGC Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the BGC Partners Equity Plan, subject to adjustment, and to remove the annual per-participant limit of 15 million awards that may be granted under the BGC Partners Plan. The BGC Partners Equity Plan was assumed by BGC Group pursuant to the Corporate Conversion, as amended and restated as the BGC Group Equity Plan, and provides for a maximum of 600 million shares of BGC Class A common stock that may be delivered or cash settled pursuant to the exercise or settlement of awards granted under the BGC Group Equity Plan. On July 3, 2023, in connection with the Corporate Conversion, BGC Group filed a Registration Statement on Form S-8 for the BGC Group Equity Plan, registering the offer and sale of up to 600 million shares of BGC Class A common stock. As of September 30, 2023, the limit on the aggregate number of shares authorized to be delivered under the BGC Group Equity Plan allowed for the grant of future awards relating to 487.3 million shares of BGC Class A common stock.
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
As of September 30, 2023, the Company has issued 1.4 million shares of BGC Class A common stock, 0.2 million of RSUs and paid $53.4 million in cash related to such contingent payments.
As of September 30, 2023, 0.8 million shares of BGC Class A common stock, including contingent shares for which all necessary conditions have been satisfied except for the passage of time and are included in our computation of basic EPS, 0.2 million shares of restricted BGC Class A common stock, and $1.6 million in cash remain to be issued if the targets are met, net of forfeitures and other adjustments.
LEGAL PROCEEDINGS
On August 10, 2023, the shareholder derivative suit concerning our 2017 acquisition of Berkeley Point Financial (as described below) was fully and finally decided in favor of the defendants, with the Delaware Chancery Court issuing a post-trial decision denying the plaintiffs’ causes of action and finding that the transaction was entirely fair to our shareholders and the Delaware Supreme Court affirming that result.
On October 5, 2018 Roofers Local 149 Pension Fund filed a putative derivative complaint in the Delaware Chancery Court, captioned Roofers Local 149 Pension Fund vs. Howard Lutnick, et al. (Case No. 2018-0722), alleging breaches of fiduciary duty against (i) the members of the Board, (ii) Howard Lutnick, CFGM, and Cantor as controlling stockholders of BGC, and (iii) Howard Lutnick as an officer of BGC. The complaint challenges the transactions by which BGC (i) completed the Berkeley Point acquisition from CCRE for $875 million and (ii) committed to invest $100 million for a 27% interest in Real Estate, L.P. (collectively, the “Transaction”). Among other things, the complaint alleges that (i) the price BGC paid in connection with the Transaction was unfair, (ii) the process leading up to the Transaction was unfair, and (iii) the members of the special committee of the Board were not independent. It seeks to recover for the Company unquantified damages, as well as attorneys’ fees.
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
On August 19, 2022, the Court issued a post-trial memorandum opinion in favor of BGC, its directors, and controlling shareholders, ruling that the Transaction was entirely fair to BGC’s shareholders with respect to both process and price. The Court found that “Berkeley Point was, by all accounts, a unique asset particularly appealing to BGC” and that the price negotiated by BGC’s Special Committee and agreed to by Cantor was at the “lower end” of a range of reasonable prices. The Court further found the Special Committee was “independent, fully empowered, and well-functioning.” Final judgment in the case was entered for the defendants and against the plaintiffs on September 27, 2022. The same day, the plaintiffs filed a notice of appeal, seeking reversal of the memorandum opinion and final judgment. Following briefing, oral argument took place before the Delaware Supreme Court on May 24, 2023.
On August 10, 2023, the Delaware Supreme Court issued an Order affirming the trial court’s decision “on the basis of and for the reasons stated” in the August 19, 2022 opinion, concluding the litigation.
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
CANTOR PURCHASE OF LIMITED PARTNERSHIP INTERESTS
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
On July 1, 2023, in connection with the Corporate Conversion, the BGC Group Board authorized a debt repurchase program for the repurchase by BGC Group of up to $50.0 million of Company Debt Securities on the same terms as BGC Partners’ prior debt repurchase program. As of September 30, 2023, BGC had $50.0 million remaining from its debt repurchase authorization.
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
SHARE REPURCHASES, UNIT REDEMPTIONS AND EXCHANGES, AND EMPLOYMENT ARRANGEMENTS—EXECUTIVE OFFICERS
On September 21, 2023, Mr. Windeatt sold 474,808 shares of Class A common stock, to the Company in an exempt transaction made pursuant to Rule 16b-3 under the Exchange Act. The sale price per share of $5.29 was the closing price of a share of Class A common stock on September 21, 2023. The transaction was approved by the Audit Committee and the Compensation Committee of the Board and was made pursuant to the Company’s stock buyback authorization.
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
In connection with the Corporate Conversion, on May 18, 2023, the BGC Partners Compensation Committee approved the redemption of all of the non-exchangeable BGC Holdings units held by Mr. Stephen Merkel at that time. On May 18, 2023, Mr. Merkel’s 148,146 NPSU-CVs, 33,585 PSU-CVs, and 74,896 PSUs were redeemed for zero and an aggregate of 256,627 shares of Class A common stock were granted to Mr. Merkel, and 148,146 NPPSU-CVs with a total determination amount of $681,250 and 33,585 PPSU-CVs with a total determination amount of $162,500 were redeemed for an aggregate cash payment of $843,750. After deduction of shares of BGC Class A common stock to satisfy applicable tax withholding through the surrender of shares of BGC Class A common stock valued at $4.61 per share, Mr. Merkel received 196,525 net shares of Class A common stock.
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
In connection with the Corporate Conversion and, as a result of the monetization event for Mr. Merkel, on May 18, 2023 Mr. Lutnick elected to exercise in full his monetization rights under the standing policy, which he had previously waived in prior years. All of the non-exchangeable BGC Holdings units that Mr. Lutnick held at that time were monetized as follows: 11,332,727 PSUs were redeemed for zero and 11,332,727 shares of Class A common stock were granted to Mr. Lutnick, and 1,451,805 PPSUs with an aggregate determination amount of $6,650,000 were redeemed for an aggregate cash payment of $6,650,000. After deduction of applicable tax withholding through the surrender of shares of BGC Class A common stock valued at $4.61 per share, Mr. Lutnick received 5,710,534 net shares of Class A common stock.
On May 18, 2023, Mr. Lutnick also exchanged his then-remaining 520,380 exchangeable PSUs for 520,380 shares of Class A common stock. After deduction of applicable tax withholding through the surrender of shares of BGC Class A common stock valued at $4.61 per share, Mr. Lutnick received 232,610 net shares of Class A common stock. In addition, on May 18, 2023, Mr. Lutnick’s then-remaining 1,474,930 non-exchangeable HDUs were redeemed for a cash capital account payment of $9,148,000, $2.1 million of which was paid by BGC with the remainder paid by Newmark Group, Inc. As a result of the various transactions on May 18, 2023 described above, on May 18, 2023, Mr. Lutnick no longer held any limited partnership units of BGC Holdings.
On April 18, 2023, the Dr. Bell sold 21,786 shares of Class A common stock to the Company. The sale price per share of $4.59 was the closing price of a share of Class A common stock on April 18, 2023. The transaction was approved by the Audit Committee and the Compensation Committee of the Board and was made pursuant to the Company’s stock buyback authorization.
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
Mr. Windeatt 2023 Deed of Amendment
On July 12, 2023, Mr. Windeatt executed the 2023 Deed of Amendment with the U.K. Partnership which amends his prior executed Deed of Adherence with the U.K. Partnership regarding the terms of his employment. Under the 2023 Deed of Amendment, the initial period of Mr. Windeatt’s membership in the U.K. Partnership was extended from September 30, 2025 to December 31, 2028. In addition, under the 2023 Deed of Amendment, commencing January 1, 2027, either party may terminate the Deed by giving written notice to the other party at least 24 months prior to the expiration of the initial period. Mr. Windeatt’s membership, unless terminated earlier in accordance with the terms of the Deed, will continue following December 31, 2028 on the same terms and conditions set forth in the Deed until written notice to terminate is provided and the 24 month notice period expires.

Pursuant to the 2023 Deed of Amendment, Mr. Windeatt is also entitled to an increase in drawings from an aggregate amount of £600,000 per year to an aggregate amount of £700,000 per year effective January 1, 2023, which shall be reviewed by the Compensation Committee annually. Mr. Windeatt is also eligible for additional allocations of the U.K. Partnership’s profits, subject to the approval of the Compensation Committee.
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
MARKET SUMMARY
The following table provides certain volume and transaction count information for the quarterly periods indicated:

	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Notional Volume (in billions)
Total Fully Electronic volume	$14,051	$13,736	$13,571	$10,626	$10,471
Total Hybrid volume	67,965	73,109	74,498	58,022	65,404
Total Fully Electronic and Hybrid volume	$82,016	$86,845	$88,069	$68,648	$75,875
Transaction Count (in thousands, except for days)
Total Fully Electronic transactions	4,385	4,351	4,550	3,913	3,905
Total Hybrid transactions	1,401	1,409	1,731	1,431	1,399
Total Fully Electronic and Hybrid transactions	5,786	5,760	6,281	5,344	5,304
Trading days	63	64	64	64	64
_____________________________________
Note: Certain information may have been recast with current estimates to reflect changes in reporting methodology. Such revisions have no impact on the Company’s revenues or earnings.
Fully Electronic volume, including new products, was $14.1 trillion for the three months ended September 30, 2023, compared to $10.5 trillion for the three months ended September 30, 2022. Our Hybrid volume for the three months ended September 30, 2023 was $68.0 trillion, compared to $65.4 trillion for the three months ended September 30, 2022.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
A summary of our “Critical Accounting Policies and Estimates” is included in Part II Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the period ended December 31, 2022. There were no significant changes made to the Company's critical accounting policies from those reported in the 2022 Annual report on Form 10-K. See below for updates to the Company's critical accounting policies due to newly issued compensation awards and other impacts as a result of the Corporate Conversion.
Equity-Based and Other Compensation
Discretionary Bonus: A portion of our compensation and employee benefits expense is comprised of discretionary bonuses, which may be paid in cash, equity, partnership awards or a combination thereof. We accrue expense in a period based on revenues in that period and on the expected combination of cash, equity and, prior to the Corporate Conversion, partnership units. Given the assumptions used in estimating discretionary bonuses, actual results may differ.
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
The fair value of RSU awards to employees is determined on the date of grant, based on the fair value of BGC Class A common stock. As part of employee compensation, we have granted both participating RSUs, which receive dividends, or non-participating RSUs. For non-participating RSUs, which do not receive dividend equivalents, we adjust the fair value of the RSUs for the present value of expected forgone dividends, which requires us to include an estimate of expected dividends as a valuation input. This grant-date fair value is amortized to expense ratably over the awards’ vesting periods.
For participating RSUs where dividends are paid during the vesting period or accumulated and paid to the employee upon vesting, the grant-date fair value of the award should not be reduced. As such, we do not adjust the fair value of the RSUs for the present value of expected forgone dividends. This grant-date fair value is amortized to expense ratably over the awards’ vesting periods.
For RSUs with graded vesting features, we have made an accounting policy election to recognize compensation cost on a straight-line basis. The amortization is reflected as part of “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our unaudited Condensed Consolidated Statements of Operations.
Restricted Stock: Restricted stock provided to certain employees is accounted for as an equity award, and as per the U.S. GAAP guidance, we are required to record an expense for the portion of the restricted stock that is ultimately expected to vest. We have granted restricted stock, prior to the Corporate Conversion, that is not subject to continued employment or service; however, transferability is subject to compliance with our and our affiliates’ customary noncompete obligations. Such shares of restricted stock are generally salable by partners in five to ten years. Because the restricted stock is not subject to continued employment or service, the grant-date fair value of the restricted stock is expensed on the date of grant. The expense is reflected as non-cash equity-based compensation expense in our unaudited Condensed Consolidated Statements of Operations. As a result of the Corporate Conversion, the Company has also granted shares of unvested restricted stock, which are subject to continued employment or service with the Company or any affiliate or subsidiary of the company. The fair value of these restricted stock awards held by BGC employees is determined on the date of grant based on the market value of BGC Class A common stock adjusted as appropriate based upon the award’s ineligibility to receive dividends, as not all of these awards participate in receiving dividends, similar to the RSUs above. The grant-date fair value of the restricted stock is amortized to expense ratably over the awards' expected vesting periods. The non-cash equity-based amortization expense is reflected as a component of "Equity-based compensation and allocations of net income to limited partnership units and FPUs" in the Company's unaudited Condensed Consolidated Statements of Operations.
Limited Partnership Units: Certain BGC employees held LPUs in BGC Holdings and hold LPUs in Newmark Holdings. Generally, such units received quarterly allocations of net income, which were cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. In addition, Preferred Units were granted in connection with the grant of certain LPUs, such as PSUs, which may be granted exchangeability or redeemed in connection with the grant of shares of common stock to cover the withholding taxes owed by the unit holder upon such exchange or grant. This was an acceptable alternative to the common practice among public companies of issuing the gross amount of shares to employees, subject to cashless withholding of shares to pay applicable withholding taxes. Our Preferred Units were not entitled to participate in partnership distributions other than with respect to a distribution at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation. There were none of these LPUs or Preferred Units in BGC Holdings remaining after the Corporate Conversion was completed, while these LPUs and Preferred Units in Newmark Holdings held by BGC employees were not impacted by the Corporate Conversion. The quarterly allocations of net income on BGC Holdings LPUs held by BGC employees were reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the Company's unaudited Condensed Consolidated Statements of Operations prior to the Corporate Conversion, and quarterly allocations of net income on Newmark Holdings LPUs held by BGC employees, which were not impacted by the Corporate Conversion, are reflected as a component of compensation expense under "Equity-based compensation and allocations of net income to limited partnership units and FPUs" in our unaudited Condensed Consolidated Statements of Operations..
Certain of these LPUs entitle the holders to receive post-termination payments equal to the notional amount, generally in four equal yearly installments after the holder’s termination. There were none of these LPUs in BGC Holdings remaining after the Corporate Conversion was completed, while these LPUs in Newmark Holdings held by BGC employees were not impacted by the Corporate Conversion. These LPUs are accounted for as post-termination liability awards under the U.S. GAAP. Accordingly, we recognize a liability for these units on our unaudited Condensed Consolidated Statements of Financial Condition as part of “Accrued compensation” for the amortized portion of the post-termination payment amount, based on the current fair value of the expected future cash payout. We amortize the post-termination payment amount, less an expected forfeiture rate, over the vesting period, and record an expense for such awards based on the change in value at each reporting period in our unaudited Condensed Consolidated Statements of Operations as part of “Equity-based compensation and allocations of net income to limited partnership units and FPUs.”
Certain LPUs were granted exchangeability into shares of BGC or Newmark Class A common stock or were redeemed in connection with the grant of BGC or Newmark Class A common stock issued; BGC Class A common stock was issued on a one-for-one basis, and Newmark Class A common stock is issued based on the number of LPUs exchanged or redeemed multiplied by the then-current Exchange Ratio. At the time exchangeability was granted or shares of BGC or Newmark Class A common stock were issued, we recognized an expense based on the fair value of the award on that date, which was included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our unaudited Condensed Consolidated Statements of Operations. There were no LPUs in BGC Holdings remaining after the Corporate Conversion was completed, while LPUs in Newmark Holdings held by BGC employees were not impacted by the Corporate Conversion. During the three months ended September 30, 2023 and 2022, we incurred equity-based compensation expense of $0.2 million and $32.5 million, respectively, related to LPUs and issuance of common stock. During the nine months ended September 30, 2023 and 2022, we incurred equity-based compensation expense of $154.1 million and $83.1 million, respectively, related to LPUs and issuance of common stock.
Prior to the Corporate Conversion, certain LPUs had a stated vesting schedule and did not receive quarterly allocations of net income. Compensation expense related to these LPUs was recognized over the stated service period, and these units generally vest between two and five years. During the three months ended September 30, 2023 and 2022, we incurred equity-based compensation expense related to these LPUs of $0.0 million and $19.0 million, respectively. During the nine months ended September 30, 2023 and 2022, we incurred equity-based compensation expense related to these LPUs of $40.9 million and $53.6 million, respectively. This expense is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our unaudited Condensed Consolidated Statements of Operations.
Employee Loans: We have entered into various agreements with certain employees and partners whereby these individuals receive loans which may be either wholly or in part repaid from the distributions that the individuals receive on some or all of their LPUs in BGC Holdings and Newmark Holdings, prior to the Corporate Conversion, and by distributions that the individuals receive on some or all of their LPUs in Newmark Holdings and any dividends paid on participating RSUs and restricted stock awards, subsequent to the Corporate Conversion. Certain of these loans also may be either wholly or in part repaid from the proceeds of the sale of the BGC employees’ shares of BGC Class A common stock. In addition, certain loans may be forgiven over a period of time. Cash advance distribution loans are documented in formal agreements and are repayable in timeframes outlined in the underlying agreements. We intend for these advances to be repaid in full from the future distributions on existing and future awards granted. The distributions are treated as compensation expense when made and the proceeds are used to repay the loan. The forgivable portion of any loans is recognized as compensation expense in our unaudited Condensed Consolidated Statements of Operations over the life of the loan. We review the loan balances each reporting period for collectability. If we determine that the collectability of a portion of the loan balances is not expected, we recognize a reserve against the loan balances. Actual collectability of loan balances may differ from our estimates.
As of September 30, 2023 and December 31, 2022, the aggregate balance of employee loans, net of reserve, was $348.5 million and $319.6 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our unaudited Condensed Consolidated Statements of Financial Condition. Compensation expense (benefit) for the above-mentioned employee loans for the three months ended September 30, 2023 and 2022 was $10.2 million and $10.7 million, respectively. Compensation expense (benefit) for the above-mentioned employee loans for the nine months ended September 30, 2023 and 2022 was $35.6 million and $35.1 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our unaudited Condensed Consolidated Statements of Operations.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1—“Organization and Basis of Presentation” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.
CAPITAL DEPLOYMENT PRIORITIES, DIVIDEND POLICY AND REPURCHASE PROGRAM
BGC’s current capital allocation priorities are to use our liquidity to return capital to stockholders and to continue investing in its high growth Fenics businesses. BGC plans to prioritize share and repurchases over dividends. We have repurchased or redeemed 18.7 million shares or units during the nine months ended September 30, 2023.
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
OUR ORGANIZATIONAL STRUCTURE
Stock Ownership
Dual Class Equity Structure of BGC Group, Inc. We have a dual class equity structure, consisting of shares of BGC Class A common stock and BGC Class B common stock.
BGC Class A common stock. Each share of BGC Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. As of September 30, 2023, there were 397.2 million shares of BGC Class A common stock issued and 389.9 million shares outstanding. On June 21, 2017, Cantor pledged 10.0 million shares of BGC Class A common stock in connection with a partner loan program. On November 23, 2018, those shares of BGC Class A common stock were converted into 10.0 million shares of BGC Class B common stock and remain pledged in connection with the partner loan program, as amended and restated effective as of October 5, 2023 with such modifications thereto as necessary to reflect the Corporate Conversion.
On July 2, 2023, Cantor distributed an aggregate of 15.8 million July 2023 distribution shares, which were shares of Class B common stock held by it, in satisfaction of its remaining deferred share distribution obligations pursuant to the April 2008 distribution rights shares and the February 2012 distribution rights shares. 14.0 million of the July 2023 distribution shares were distributed to satisfy April 2008 distribution rights shares and 1.8 million of the July 2023 distribution shares were distributed to satisfy February 2012 distribution rights shares. 15.4 million of the July 2023 distribution shares will remain Class B common stock in the hands of the recipient, and 0.4 million of such shares were converted into an equivalent number of shares of Class A common stock in the hands of the recipient pursuant to the terms of BGC Group’s Amended and Restated Certificate of Incorporation. Upon distribution of the July 2023 distribution shares, Cantor satisfied all obligations to deliver shares of common stock to satisfy the April 2008 distribution rights shares and February 2012 distribution rights shares, and had distributed to its current and former partners an aggregate of 31.3 million shares of BGC Class A common stock, consisting of (i) 19.7 million April 2008 distribution rights shares, and (ii) 1.6 million February 2012 distribution rights shares.
From time to time, we may actively continue to repurchase shares of our Class A common stock including from Cantor, Newmark, our executive officers, other employees and others.
BGC Class B common stock. Each share of BGC Class B common stock is generally entitled to the same rights as a share of BGC Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of BGC Class B common stock is entitled to 10 votes. The BGC Class B common stock generally votes together with the BGC Class A common stock on all matters submitted to a vote of our stockholders. We expect to retain and have no plans to change our dual class structure. On November 23, 2018, BGC Group issued 10.3 million shares of BGC Class B common stock to Cantor and 0.7 million shares of BGC Class B common stock to CFGM, an affiliate of Cantor, in each case in exchange for shares of BGC Class A common stock from Cantor and CFGM, respectively, on a one-to-one basis pursuant to Cantor’s and CFGM’s right to exchange such shares under the Exchange Agreement. Pursuant to the Exchange Agreement, no additional consideration was paid to BGC Group by Cantor or CFGM for the Class B Issuance. The Class B Issuance was exempt from registration pursuant to Section 3(a)(9) of the Securities Act.
Shares of BGC Class B common stock are convertible into shares of BGC Class A common stock at any time in the discretion of the holder on a one-for-one basis.
BGC Partners, Inc. Partnership Structure Prior to the Corporate Conversion
The following discussion of our partnership structure pertains to the Company prior to the Corporate Conversion that was completed on July 1, 2023, and describes the partnership structure as it existed prior to the Corporate Conversion. For more information regarding the Company and the completion of its Corporate Conversion, see “Corporate Conversion” herein, and

Note 1—“Organization and Basis of Presentation” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We are a holding company with no direct operations, and our business operated through two operating partnerships, BGC U.S. OpCo, which holds our U.S. businesses, and BGC Global OpCo, which holds our non-U.S. businesses. The limited partnership interests of the two operating partnerships are held by us and BGC Holdings, and prior to the Corporate Conversion, the limited partnership interests of BGC Holdings were held by LPU holders, Founding Partners, and Cantor. We held the BGC Holdings general partnership interest and the BGC Holdings special voting limited partnership interest, which entitled us to remove and appoint the general partner of BGC Holdings, and served as the general partner of BGC Holdings, which entitled us to control BGC Holdings. BGC Holdings, in turn, held the BGC U.S. OpCo general partnership interest and the BGC U.S. OpCo special voting limited partnership interest, which entitled the holder thereof to remove and appoint the general partner of BGC U.S. OpCo, and the BGC Global OpCo general partnership interest and the BGC Global OpCo special voting limited partnership interest, which entitled the holder thereof to remove and appoint the general partner of BGC Global OpCo, and served as the general partner of BGC U.S. OpCo and BGC Global OpCo, all of which entitled BGC Holdings (and thereby us) to control each of BGC U.S. OpCo and BGC Global OpCo. BGC Holdings held its BGC Global OpCo general partnership interest through a company incorporated in the Cayman Islands, BGC Global Holdings GP Limited.
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
Corporate Conversion
On July 1, 2023, the Company completed its Corporate Conversion to a Full C-Corporation in order to reorganize and simplify its organizational structure. As a result of the Corporate Conversion, BGC Group became the public holding company for, and successor to, BGC Partners, and its Class A common stock began trading on Nasdaq, in place of BGC Partners’ Class A common stock, under the ticker symbol “BGC.” Upon completion of the Corporate Conversion, the former stockholders of BGC Partners, Inc. and the former limited partners of BGC Holdings, L.P. now participate in the economics of the BGC businesses through BGC Group, Inc.
Effective as of 12:01 a.m., Eastern Time, on July 1, 2023, BGC Holdings reorganized from a Delaware limited partnership into a Delaware limited liability company through a merger with and into Holdings Merger Sub, with Holdings Merger Sub continuing as a direct subsidiary of BGC Partners. Effective as of 12:02 a.m., Eastern Time, on July 1, 2023,

Merger Sub 1 merged with and into BGC Partners, with BGC Partners continuing as a direct subsidiary of BGC Group. At the same time, Merger Sub 2 merged with and into Holdings Merger Sub, with Holdings Merger Sub continuing as a subsidiary of BGC Group. As a result of the Corporate Conversion Mergers, BGC Partners and BGC Holdings became wholly owned subsidiaries of BGC Group.
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
In connection with, but prior to the Corporate Conversion, the Company completed various transactions which included:
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
•BGC Group assumed all BGC Partners RSUs, RSU Tax Accounts or restricted stock awards outstanding as of June 30, 2023; and
•non-exchangeable limited partnership units of BGC Holdings were converted into equity awards denominated in cash, restricted stock and/or RSUs of BGC Group, each as further set forth in the Corporate Conversion Agreement. BGC Group granted 38.6 million restricted stock awards, 25.3 million RSUs, and $74.0 million of RSU Tax Accounts upon the conversion of the non-exchangeable shares of Holdings Merger Sub.
There were no limited partnership units of BGC Holdings remaining after the Corporate Conversion was completed.

POST-CORPORATE CONVERSION TRANSACTIONS STRUCTURE OF BGC GROUP, INC. AS OF SEPTEMBER 30, 2023
The following diagram illustrates our organizational structure as of September 30, 2023. The diagram does not reflect the various subsidiaries of BGC Partners, BGC U.S. OpCo, BGC Global OpCo, or Cantor, or the noncontrolling interests in our consolidated subsidiaries. The diagram also does not reflect certain ownership of BGC Group as follows: (a) 26.6 million shares of BGC Group Class A restricted common stock as these are not entitled to receive any dividends (included for voting power of BGC Group); (b) 11.9 million assumed RSUs; (c) 42.1 million RSUs converted from former partners’ units in BGC Holdings; (d) 8.3 million RSUs issued in relation to employee compensation; (e) 6.1 million contingent shares to be issued to terminated employees per their respective separation agreements; and (f) 0.8 million contingent shares issued in exchange for acquisition units.
* Percentage includes restricted shares issued in exchange for former partners’ units in BGC Holdings.
** BGG Partners is a wholly owned subsidiary of BGC Group and consolidated with other wholly and non wholly owned subsidiaries
The diagram reflects the following activity of BGC Class A common stock, BGC Class B common stock, and BGC Holdings partnership unit activity from July 1, 2023 through September 30, 2023 as follows: (a) 64.0 million shares of BGC Class B common stock issued to Cantor in exchange for Cantor’s 64.0 million BGC Holdings partnership units; (b) 5.8 million shares of restricted BGC Class A common stock issued for limited partnership interests; (c) 15.8 million shares of BGC Class B common stock distributed by Cantor in satisfaction of its remaining deferred share distribution obligations pursuant to distribution rights provided to certain current and former partners of Cantor; (d) the restriction released on 6.2 million shares of BGC Class A common stock; (e) 0.4 million shares of BGC Class A common stock which were converted from 0.4 million shares of Class B common stock distributed by Cantor in satisfaction of its remaining deferred share distribution obligations pursuant to distribution rights provided to certain current and former partners of Cantor; (f) 8.1 million shares of BGC Class A common stock repurchased by us; and (g) 6.1 million shares of BGC Class A common stock issued for vested RSUs; (h) 0.4 million shares of BGC Class A common stock issued for contingent shares issued in exchange for acquisition units; and (i) 0.3 million shares of BGC Class A common stock issued for contingent shares issued in exchange for former partners’ units in BGC Holdings. No shares of Class A common stock were issued by us under our acquisition shelf 2019 S-4 Registration Statement (Registration No. 333-233761) between July 1, 2023 and September 30, 2023; 17.7 million of such shares remain available for issuance by us under such Registration Statement. Also, an immaterial number of shares of Class A common stock were issued by us under our DRIP Registration Statement (Registration No. 333-173109) between July 1, 2023 and September 30, 2023; 9.2 million of such shares remain available for issuance by us under the DRIP Registration Statement.
On July 3, 2023, in connection with the Corporate Conversion, BGC Group, Inc. filed a post-effective amendment to the March 2021 Form S-3, pursuant to which it adopted the March 2021 Form S-3 as its own registration. Also on July 3, 2023, BGC Group, Inc. assumed the July 2023 Sales Agreement. We may sell up to an aggregate of $300.0 million of shares of BGC Class A common stock pursuant to the terms of the July 2023 Sales Agreement. Under this Sales Agreement, we agreed to pay CF&Co 2% of the gross proceeds from the sale of shares.
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
We also have Financial instruments owned, at fair value, of $45.5 million as of September 30, 2023. These include investments in equity securities, which are publicly-traded. Investments in equity securities carry a degree of risk, as there can be no assurance that the equity securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of equity securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in equity securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in equity securities. See Note 11—“Derivatives” and Note 12—“Fair Value of Financial Assets and Liabilities” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these investments and related hedging activities.
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
The majority of the Company’s foreign currency exposure is related to the U.S. dollar versus the pound sterling and the euro. For the financial assets and liabilities denominated in the pound sterling and euro, including foreign currency hedge positions related to these currencies, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar, holding all other assumptions constant. The analysis used the stress-tested scenario as the U.S. dollar strengthening against both the euro and the pound sterling. If as of September 30, 2023, the U.S. dollar had strengthened against both the euro and the pound sterling by 10%, the currency movements would have had an aggregate negative impact on our net income of approximately $4.5 million.

Interest Rate Risk
BGC had $950.0 million in fixed-rate debt outstanding as of September 30, 2023. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. In addition, as of September 30, 2023, BGC had $240.0 million borrowings outstanding under its Revolving Credit Agreement. The Revolving Credit Agreement interest rate on borrowings is based on SOFR or a defined base rate plus additional margin.
BGC had $950.0 million in fixed-rate debt outstanding as of November 7, 2023 with a weighted-average interest rate of 5.513%. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. In addition, as of November 7, 2023, BGC had $240.0 million in borrowings outstanding under its Revolving Credit Agreement. The Revolving Credit Agreement interest rate on borrowings is based on SOFR and is subject to fluctuations in SOFR.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman of the Board and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman of the Board and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the Company disclosure controls and procedures as of September 30, 2023. Based on that evaluation, the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control over Financial Reporting
During both the three and nine months ended September 30, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
10b5-1 Trading Arrangements
During the quarter ended September 30, 2023, none of the Company’s directors or executive officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6.    EXHIBITS
The exhibit index set forth below is incorporated by reference in response to this Item 6.

Exhibit Number	Exhibit Title

2.1
Corporate Conversion Agreement, dated as of November 15, 2022, by and among BGC Partners, Inc., BGC Holdings, L.P., BGC Partners GP, LLC, BGC Group, Inc., BGC Partners II, Inc., BGC Partners II, LLC, BGC Holdings Merger Sub, LLC and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 2.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on November 16, 2022)*

2.2
Amendment to the Corporate Conversion Agreement, dated as of March 29, 2023, by and among BGC Partners, Inc., BGC Group, Inc., BGC Holdings, L.P., BGC GP, LLC, BGC Partners II, Inc., BGC Partners II, LLC, BGC Holdings Merger Sub, LLC and, solely for the purposes of certain provisions therein, Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 2.15 to BGC Partners, Inc.’s Annual Report on Form 10-K/A filed with the SEC on April 28, 2023)

4.1
Fourth Supplemental Indenture, dated as of September 19, 2023, between BGC Partners, Inc. and Computershare Trust Company, National Association, as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.8 of Amendment No. 1 to BGC Group, Inc.’s Registration Statement on Form S-4 filed with the SEC on September 20, 2023)

4.2
Indenture, dated as of October 6, 2023, between BGC Group, Inc. and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 6, 2023)

4.3
First Supplemental Indenture, dated as of October 6, 2023, between BGC Group, Inc. and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.3 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 6, 2023)

4.4
Second Supplemental Indenture, dated as of October 6, 2023, between BGC Group, Inc. and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.4 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 6, 2023)

4.5
Third Supplemental Indenture, dated as of October 6, 2023, between BGC Group, Inc. and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.5 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 6, 2023)

4.6	Form of BGC Group, Inc.’s 3.750% Senior Notes due 2024 (incorporated by reference to Exhibit 4.3 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 6, 2023)

4.7	Form of BGC Group, Inc.’s 4.375% Senior Notes due 2025 (incorporated by reference to Exhibit 4.4 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 6, 2023)

4.8	Form of BGC Group, Inc.’s 8.000% Senior Notes due 2028 (incorporated by reference to Exhibit 4.5 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 6, 2023)

10.1	BGC Group, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to BGC Group, Inc.’s Current Report on Form 8-K12B filed with the SEC on July 3, 2023)

10.2	BGC Group, Inc. Incentive Bonus Compensation Plan (incorporated by reference to Exhibit 10.2 to BGC Group, Inc.’s Current Report on Form 8-K12B filed with the SEC on July 3, 2023)

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

10.6	Form of Regulated Entity Administrative Services Agreement (incorporated by reference to Exhibit 10.6 to BGC Group, Inc.’s Current Report on Form 8-K12B filed with the SEC on July 3, 2023)

10.7
Deed of Amendment, dated July 12, 2023, to the Amended and Restated Deed of Adherence, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.1 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on July 13, 2023)

10.8
First Amendment to Amended and Restated Credit Agreement, dated as of October 6, 2023, to the Amended and Restated Credit Agreement, dated as of March 10, 2022, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent

10.9
Assignment and Assumption Agreement, dated as of October 6, 2023, by and between BGC Group, Inc., as the New Borrower, and BGC Partners, Inc., as the Current Borrower, relating to the Amended and Restated Credit Agreement, dated as of March 10, 2022, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent and L/C Issuer

10.10
Assignment and Assumption Agreement, dated as of October 6, 2023, by and between BGC Group, Inc., BGC Partners, Inc., and Cantor Fitzgerald, L.P., relating to the Credit Agreement, dated as of March 19, 2018, as amended as of August 6, 2018, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from BGC Group’s Quarterly Report on Form 10-Q for the period ended September 30, 2023 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).
*Certain schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K promulgated by the SEC. BGC Group agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Group, Inc.

/ S / HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

/ S / JASON W. HAUF
Name:	Jason W. Hauf
Title:	Chief Financial Officer
Date: November 9, 2023
[Signature page to the Quarterly Report on Form 10-Q for the period ended September 30, 2023 dated November 9, 2023.]