Form 10-K/A
period 2023-12-31
BGC Group, Inc.
filed 2024-04-26
CIK 1094831

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

BGC Group, Inc.
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
☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whethe
r the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes ☐ No
☒
The aggregate market value of voting common equity held by
non-affiliates
of the registrant, based upon the closing price of the Class A common stock on June 30, 2023 as reported on Nasdaq, was approximately $
1,486,449,921
.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2024
Class A Common Stock, par value $0.01 per share	385,044,668 shares
Class B Common Stock, par value $0.01 per share	109,452,453 shares

Auditor Name: Ernst & Young, LLP	Auditor Location: New York, New York	PCAOB ID Number: 42

BGC Group, Inc.

2023 FORM 10-K/A ANNUAL REPORT

EXPLANATORY NOTE
On July 1, 2023, we, BGC Partners, Inc. (“BGC Partners”) and BGC Holdings, L.P. (“BGC Holdings”), along with certain other entities, completed our conversion from an
Up-C
to a “Full
C-Corporation”
through a series of mergers and related transactions (the “Corporate Conversion”), pursuant to a Corporate Conversion Agreement dated as of November 15, 2022 (the “Corporate Conversion Agreement”), simplifying our organizational structure. As a result of the Corporate Conversion, BGC Group, Inc. (“BGC Group”) became the public holding company for, and successor to, BGC Partners, and its Class A common stock began trading on the Nasdaq Global Select Market, in place of BGC Partners’ Class A common stock, under the ticker symbol “BGC” at market open on July 3, 2023. After completion of the Corporate Conversion, the former stockholders of BGC Partners and the former limited partners of BGC Holdings now participate in the economics of the BGC businesses through BGC Group.
Except as otherwise indicated or the context otherwise requires, as used herein, the terms the “Company,” “BGC,” “we,” “our,” and “us” refer to: (i) following the closing of the Corporate Conversion, effective at 12:02 am Eastern Time on July 1, 2023, BGC Group and its consolidated subsidiaries, including BGC Partners; and (ii) prior to the closing of the Corporate Conversion, BGC Partners and its consolidated subsidiaries. References to Class A common stock and Class B common stock refer to the Class A common stock and Class B common stock, respectively, of: (i) following the closing of the Corporate Conversion, BGC Group; and (ii) prior to the closing of the Corporate Conversion, BGC Partners.
On February 29, 2024, BGC filed its Annual Report on Form
10-K
for the fiscal year ended December 31, 2023 (the “Original Form
10-K”).
Certain Part III information was omitted from the Original Form
10-K
in reliance on General Instruction G(3) to Form
10-K.
General Instruction G(3) to Form
10-K
provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year. The Company does not anticipate that its definitive proxy statement involving the election of directors in connection with its 2024 annual meeting of stockholders will be filed by April 29, 2024 (i.e., within 120 days after the end of the Company’s 2023 fiscal year). Accordingly, this Amendment No. 1 (this “Amendment”) hereby amends and restates Part III, Items 10 through 14 of the Original Form
10-K
as set forth below. The information included herein as required by Part III, Items 10 through 14 of the Original Form
10-K
is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our 2024 annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form
10-K.
This Amendment also restates Item 15 of Part IV of the Original Form
10-K.
In addition, as required by Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.
No other amendments are being made hereby to the Original Form
10-K.
Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form
10-K
with the SEC on February 29, 2024, and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form
10-K.
Terms used b
ut
not defined herein have the meanings given to them in the Original Form
10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors (the “Board”) is currently composed of five members. Information with respect to our directors is set forth below.

INFORMATION ABOUT OUR DIRECTORS

Name	Age	Director Since	Biographies
Howard W. Lutnick	62	1999	Mr. Lutnick is the Chairman of our Board of Directors and the Chief Executive Officer of our Company, positions in which he has served us or our predecessor, BGC Partners, from June 1999 to the present. Mr. Lutnick joined Cantor Fitzgerald, L.P. (“Cantor”) in 1983 and has served as President and Chief Executive Officer of Cantor since 1992 and as Chairman since 1996. Mr. Lutnick also served as President of Cantor from 1991 until 2017. Mr. Lutnick is the Executive Chairman of Newmark Group, Inc. (“Newmark”) and has been the principal executive officer of Newmark since 2016. In addition, Mr. Lutnick also holds offices at and provides services to various other affiliates of Cantor and provides services to our and Newmark’s operating partnerships and subsidiaries, including BGC Partners, L.P. (“BGC U.S. OpCo”), BGC Global Holdings, L.P. (“BGC Global OpCo”), and Newmark Partners, L.P. (“Newmark OpCo”). In addition, Mr. Lutnick is the Chief Executive Officer, President, sole shareholder and a director of CF Group Management, Inc. (“CFGM”), the managing general partner of Cantor. Mr. Lutnick has also been a director of Satellogic, Inc. (“Satellogic”), the only non-affiliate of ours for which Mr. Lutnick serves as a director, since January 2022. Mr. Lutnick is a member of the board of directors of the Horace Mann School, the board of directors of the National September 11 Memorial & Museum, and the board of directors of the Partnership for New York City. In addition, Mr. Lutnick also served as the Chairman and Chief Executive Officer of CF Finance Acquisition Corp., a special purpose acquisition company (“SPAC”), from October 2015 until consummation of its business combination with GCM Grosvenor, Inc. (“GCM Grosvenor”) in November 2020; as the Chairman and Chief Executive Officer of CF Finance Acquisition Corp. II, a SPAC, from September 2019 until consummation of its business combination with View, Inc. in March 2021; as the Chairman and Chief Executive Officer of CF Finance Acquisition Corp. III from March 2016 until consummation of its business combination with AEye, Inc. in August 2021; as the Chairman and Chief Executive Officer of CF Acquisition Corp. V from April 2020 until consummation of its business combination with Satellogic, the only non-affiliate of ours for which Mr. Lutnick serves as a director,

Name	Age	Director Since	Biographies
			in January 2022; as the Chairman and Chief Executive Officer of CF Acquisition Corp. VI from April 2020 until consummation of its business combination with Rumble Inc. in September 2022; and as the Chairman and Chief Executive Officer of CF Acquisition Corp. VIII from July 2020 until consummation of its business combination with XBP Europe, Inc. in November 2023. Currently, Mr. Lutnick has served as the Chairman and Chief Executive Officer of CF Acquisition Corp. VII, which is a SPAC, since July 2020. Additionally, Mr. Lutnick has served as Chairman and Chief Executive Officer of Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.), which is a non-traded real estate investment trust, or REIT, since February 2017. Mr. Lutnick received an undergraduate degree from Haverford College.

Linda A. Bell	65	2013	Dr. Bell has been a director of our Company, and prior to the Corporate Conversion, BGC Partners, since July 2013. Dr. Bell has served as the Provost and Dean of Faculty at Barnard College, Columbia University since 2012, where she is also the Claire Tow Professor of Economics. Prior to joining Barnard, Dr. Bell was the Provost and John B. Hurford Professor of Economics at Haverford College from 2007 to 2012 and a member of the faculty since 1992. Prior to her tenure at Haverford, Dr. Bell held visiting faculty appointments at Stanford University; the University of California, San Diego; the John F. Kennedy School of Government at Harvard University; and the Woodrow Wilson School of Public Administration at Princeton University and has taught at the Leonard N. Stern School of Business at New York University. Dr. Bell has also served as a research fellow at the Institute for the Study of Labor (IZA) in Bonn, Germany since 2003, and as a senior consultant for the labor practice group of the National Economic Research Associates since 2006. Dr. Bell holds a Ph.D. in Economics from Harvard University.

David P. Richards	71	2017	Mr. Richards has been a director of our Company, and prior to the Corporate Conversion, BGC Partners, since December 2017. Mr. Richards is the Chairman of Prodrive Holdings Ltd., a British motorsport and advanced engineering group, a position in which he has served since the firm’s founding in 1984. He previously served as Chairman of Aston Martin Lagonda Ltd., a British manufacturer of luxury sports cars, from 2007 until 2013, and as a non-executive director of BGC European GP Limited from May 2009 until June 2017. Mr. Richards currently serves in the role of Chairman of the U.K. governing body of the Motor Sports Association. In December 2023, Mr. Richards was appointed as Chairman of the Board of Trustees at the FIA Foundation, an international charity focused on issues in the automotive world.

Name	Age	Director Since	Biographies
			Mr. Richards previously served as a director of Phytome Life Sciences, a U.K. plant-based medical research company from 2019 to 2023. In the 2005 Queen’s New Year’s Honours, Mr. Richards was made a Commander of the British Empire (“CBE”) for his services to motorsport. Mr. Richards attended Brynhyfryd School in North Wales followed by five years of articles with a Liverpool firm of chartered accountants. He holds honorary doctorates and fellowships from the Universities of Wales, Coventry, Warwick and Cranfield.

Arthur U. Mbanefo	57	2021	Mr. Mbanefo has been a director of our Company, and prior to the Corporate Conversion, BGC Partners, since October 2021. Since January 2023, Mr. Mbanefo has been the Managing Partner of Phoenix Merchant Partners LP, a merchant banking and private credit business, where he previously served in the same role from September 2019 until February 2020. From February 2020 to June 2022, Mr. Mbanefo was the Chief Investment Officer and Head of Principal Business and Asset Management for ORIX Corporation USA, the U.S. subsidiary of ORIX Corporation, a publicly owned, Tokyo-based international financial services company. In this role, he led investments across private equity, private credit and real estate, with a focus on the U.S. middle market. He was also an Advisory Director of the Board of ORIX Corporation USA. Mr. Mbanefo served as the Chief Investment Officer of Barclays Bank PLC from March 2017 until June 2019 where he was responsible for all the investment of the balance sheet of Barclays Bank PLC across corporate and investment banking, markets, pension and asset management, cards and payments. Prior to this role, he was a Head of Markets at Barclays from September 2015 to February 2017 and a Managing Director at the firm in various market leadership roles from May 2009 to September 2015. Prior to Barclays, Mr. Mbanefo served as Chief Investment Officer and Chief Executive Officer of two alternative investment management firms. In addition, since May 23, 2022, he has been the Chairman of the advisory board of Datatailr Inc., a financial and data analytics and development firm, and since September 1, 2022, he has been a senior adviser to Banyan LLC, an e-commerce data solutions firm. Mr. Mbanefo graduated with a BSc with Honours from Loughborough University. He is also a Fellow Chartered Accountant.

William Addas	64	2023	Mr. Addas has been a director of our Company since July 2023, following the closing of the Corporate Conversion. From 2008 to 2023, Mr. Addas held numerous senior positions at BofA Securities, Inc., including Co-Head of Global Financial Institutions Group from 2021 to 2023, Co-Head of Americas Financial Institutions Group from 2019 to 2021, and Head of Specialty Finance from 2018 to 2019. From 2003 to 2008, he was a Managing Director and Head of Financial Technology

Name	Age	Director Since	Biographies
and Specialty Finance at Deutsche Bank. From 2005 to 2006, he served on the board of Delta Financial Corp., a residential mortgage company. From 1996 to 2003, he was a Managing Director at Credit Suisse and Donaldson, Lufkin & Jenrette. From 1993 to 1996, he served as a Director of NatWest Markets Securities, a U.S. based broker-dealer. From 1984 to 1992, he practiced as an attorney at Manatt, Phelps, Phillips, Rothenberg and Tunney, where he was an Associate and later a Partner, and Wasserstein Perella, where he was an Associate. Mr. Addas holds a Bachelor of Arts from Brandeis University, and a Juris Doctor from the George Washington University Law School.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers are appointed annually by our Board and serve at the discretion of our Board. In addition to Mr. Lutnick, our Chief Executive Officer, who also serves as a member of the Board, our executive officers, their respective ages and positions and certain other information with respect to each of them are as follows:

Sean A. Windeatt, 50, has been our, and prior to the Corporate Conversion, BGC Partners’, Chief Operating Officer since January 2009, and was BGC Partners’ Interim Chief Financial Officer from December 2018 until December 31, 2019. Mr. Windeatt was Executive Managing Director and Vice President of BGC Partners from 2007 to 2009 and served as a Director of Cantor Fitzgerald International from 2004 to 2007. Mr. Windeatt also provides services to our operating partnerships and subsidiaries. Mr. Windeatt also served as a Business Manager and member of the finance department of Cantor Fitzgerald International from 1997 to 2003.

Jason W. Hauf, 55, has been our, and prior to the Corporate Conversion, BGC Partners’, Chief Financial Officer since June 6, 2022. Prior to his time at the Company, Mr. Hauf was at Exos Technology and Financial Partners, a private firm specializing in financial services for B2B institutional finance starting in 2017, and where he served as Managing Director and Chief Financial Officer from 2018 to 2022. Prior to his time at Exos, Mr. Hauf was Managing Director and Chief Financial Officer at Royal Bank of Scotland, Corporate and Institutional Banking Division, Americas and Vice President of AIG Financial Products Corp. He began his career at Coopers & Lybrand, where he was a Manager. Mr. Hauf holds a B.S. in Accounting from the University of Delaware.

Stephen M. Merkel, 65, has been our, and prior to the Corporate Conversion, BGC Partners’, Executive Vice President and General Counsel since September 2001 and was BGC Partners’ Senior Vice President, General Counsel and Secretary from June 1999 to September 2001. Mr. Merkel was BGC Partners’ Secretary from September 2001 until January 2019. Mr. Merkel served as a director of BGC Partners from September 2001 until October 2004. Mr. Merkel has been Executive Managing Director, General Counsel and Secretary of Cantor since December 2000 and was Senior Vice President, General Counsel and Secretary of Cantor from May 1993 to December 2000. He joined Cantor in 1993 and oversees all legal and compliance functions. Mr. Merkel has been Executive Vice President, Chief Legal Officer of Newmark since January 2019 and was its Corporate Secretary from December 2017 to January 2019. Mr. Merkel also holds offices at and provides services to various other affiliates of Cantor and provides services to our operating partnerships and subsidiaries, including BGC U.S. OpCo, BGC Global OpCo and Newmark OpCo. Mr. Merkel also served as the Executive Vice President, General Counsel and Secretary of CF Finance Acquisition Corp. from October 2015 until consummation of its business combination with GCM Grosvenor in November 2020. Prior to joining Cantor, Mr. Merkel was Vice President and Assistant General Counsel at Goldman Sachs & Co. From September 1985 to January 1990, Mr. Merkel was an associate with the law firm of Paul, Weiss, Rifkind, Wharton & Garrison. Mr. Merkel is a founding board member of the Wholesale Markets Brokers’ Association, Americas. Mr. Merkel graduated with a B.A. magna cum laude from the University of Pennsylvania and received his law degree from the University of Michigan School of Law.

CORPORATE GOVERNANCE

Independence of Directors

Our Board has determined that each of Dr. Bell and Messrs. Richards, Mbanefo and Addas qualifies as an “independent director” in accordance with the published listing requirements of the Nasdaq Stock Market LLC (“Nasdaq”). The Nasdaq independence definition consists of a series of objective tests, including that the director is not an officer or employee of ours and has not engaged in various types of business dealings with us. In addition, as further required by Nasdaq rules, our Board has made a subjective determination with respect to each independent director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment by each such director in carrying out the responsibilities of a director. In making these determinations, our Board has reviewed and discussed information provided by the individual directors and us with regard to each director’s business and personal activities as they may relate to us and our management, including participation on any boards of other organizations in which other members of our Board are members.

Meetings and Committees of Our Board of Directors

Our Board held 17 meetings during the year ended December 31, 2023. In addition to meetings, our Board and its committees reviewed and acted upon matters by unanimous written consent from time to time. During 2023, each independent director attended 100% of the total number of meetings of the Board and the committees of which he or she was a member, except Mr. Richards who attended over 90% of the total number of meetings of the Board and over 80% of the total number of meetings of the committees of which he was a member. In addition to regular committee meetings which are indicated below, the independent directors of the Board of BGC Group held 5 joint or special project committee meetings in 2023.

Former director Martin Laguerre served on the Board of BGC Partners from January 2023 to June 2023. Mr. Addas joined the Board of BGC Group in July 2023.

Audit Committee

Our Board has an Audit Committee. The members of the Committee are currently Dr. Bell and Messrs. Richards, Mbanefo and Addas, all of whom qualify as “independent” in accordance with the published listing requirements of Nasdaq. Mr. Mbanefo serves as chair. Mr. Laguerre joined the Audit Committee on January 25, 2023 and departed on June 30, 2023. Mr. Addas joined the Audit Committee on July 1, 2023. The members of the Committee also each qualify as “independent” under special standards established by the SEC for members of audit committees, and the Committee includes at least two members who are determined by our Board to also meet the qualifications of an audit committee financial expert in accordance with the SEC rules. Each of Messrs. Richards, Mbanefo and Addas is an independent director who has been determined to be an audit committee financial expert. The Committee operates pursuant to an Audit Committee Charter, which is available at www.bgcg.com/esg/governance under the heading “Independent Audit Committee” or upon written request from BGC free of charge.

Our Audit Committee selects our independent registered public accounting firm (our “Auditors”), consults with our Auditors and with management with regard to the adequacy of our financial reporting, internal control over financial reporting and the audit process and considers any permitted non-audit services to be performed by our Auditors. The Committee also approves all related party transactions, oversees the management of our enterprise risk management program, oversees compliance with our Code of Business Conduct and Ethics (the “Code of Ethics”), and administers our whistleblower policy, including the establishment of procedures with respect to the receipt, retention and treatment of complaints received by us regarding accounting, internal controls and auditing matters, and the anonymous submission by employees of complaints involving questionable accounting or auditing matters. The Committee held 44 meetings during the year ended December 31, 2023.

During 2023, our Audit Committee engaged Ernst & Young LLP (“Ernst & Young”) as our Auditors for the year ending December 31, 2023. Ernst & Young was also approved to perform reviews of each of our quarterly financial reports for the year ending December 31, 2023, and certain other audit-related services such as accounting consultations. Pursuant to our Audit Committee Charter, the Committee will pre-approve audit services, internal control-related services and permitted non-audit services (including the fees and other terms thereof) to be performed for us by Ernst & Young, as set forth in the Audit Committee Charter.

Compensation Committee

Our Board has a Compensation Committee. The members of the Committee are currently Dr. Bell and Messrs. Richards, Mbanefo and Addas, all of whom are independent directors. Each member of the Committee qualifies as “independent” in accordance with the published listing requirements of Nasdaq. Dr. Bell serves as chair. Mr. Laguerre joined the Compensation Committee on January 25, 2023 and departed on June 30, 2023. Mr. Addas joined the Compensation Committee on July 1, 2023.

The Compensation Committee is responsible for reviewing and approving all compensation arrangements for our executive officers and for administering the BGC Group, Inc. Long Term Incentive Plan (the “BGC Group Equity Plan” or the “Equity Plan”) and the BGC Group, Inc. Incentive Bonus Compensation Plan (the “BGC Group Incentive Plan” or the “Incentive Plan,” and together with the BGC Group Equity Plan, the “BGC Group Compensation Plans”). Prior to the Corporate Conversion, the BGC Partners Compensation Committee was responsible for reviewing and approving all compensation arrangements for our executive officers and for administering the BGC Partners, Inc. Eighth Amended and Restated Long Term Incentive Plan (the “BGC Partners Equity Plan”), the BGC Partners, Inc. Incentive Bonus Compensation Plan (the “BGC Partners Incentive Plan”) and the BGC Holdings Participation Plan (the “Participation Plan,” and together with the BGC Partners Equity Plan and BGC Partners Incentive Plan, the “BGC Partners Compensation Plans,” and the BGC Partners Compensation Plans together with the BGC Group Compensation Plans, the “BGC Compensation Plans”). See “Compensation Discussion and Analysis—Historical Events and their Impact on Our Compensation—Corporate Conversion Overview and Impact on BGC Group Compensation Structure” for more information on the impact of the Corporate Conversion on the BGC Partners Compensation Plans and the BGC Group Compensation Plans.

The Compensation Committee operates pursuant to a Compensation Committee Charter, which is available at www.bgcg.com/esg/governance under the heading “Independent Compensation Committee” or upon written request from BGC free of charge. The Committee held 14 meetings during the year ended December 31, 2023.

ESG Committee

Our Board also has an Environmental, Social and Governance (“ESG”) Committee. The members of the Committee are currently Dr. Bell and Messrs. Richards, Mbanefo and Addas, each of whom is an independent director. Mr. Mbanefo serves as chair. Mr. Laguerre joined the ESG Committee on January 25, 2023 and departed on June 30, 2023. Mr. Addas joined the ESG Committee on July 1, 2023. Each member of the Committee qualifies as “independent” in accordance with the published listing requirements of Nasdaq. The Committee is responsible for working with management to review ESG initiatives and procedures appropriate to the Company, to provide periodic reviews of ESG practices and policies, to review management’s current ESG strategy to ensure the Company engages in appropriate practices and technologies and to otherwise make recommendations on these matters to the full Board. The Committee operates pursuant to an Environmental, Social and Governance Committee Charter, which is available at www.bgcg.com/esg/governance under the heading “Independent Environmental, Social and Governance Committee,” or upon written request from us free of charge. The Committee was formed in April 2021. The Committee held 5 meetings during the year ended December 31, 2023.

Nominating Process

All directors participate in the consideration of director nominees recommended for selection by a majority of the independent directors as defined by the published listing requirements of Nasdaq. Accordingly, our Board does not have a separate nominating committee or committee performing similar functions and does not have a nominating committee charter. Our Board believes that such participation of all directors is appropriate given the size of our Board and the level of participation of all of our independent directors in the nomination process. Our Board will also consider qualified director candidates identified by a member of senior management or by a stockholder. However, it is our general policy to re-nominate qualified incumbent directors, and, absent special circumstances, our Board will not consider other candidates when a qualified incumbent consents to stand for re-election. A stockholder wishing to submit a recommendation for a director candidate should follow the instructions set forth herein under the section below entitled “Communications with Our Board of Directors.”

Qualification Criteria and Diversity

Our Board considers the following minimum criteria when reviewing a director nominee: director candidates must (1) have the highest character and integrity, (2) be free of any conflict of interest which would violate applicable laws or regulations or interfere with the proper performance of the responsibilities of a director, (3) possess substantial and significant experience which would be of particular importance in the performance of the duties of a director, (4) have sufficient time available to devote to our affairs in order to carry out the responsibilities of a director, and (5) have the capacity and desire to represent the best interests of our stockholders. In addition, the Board considers as one factor among many the diversity of Board candidates, which may include diversity of gender, age and ethnicity. See “—Environmental, Social and Governance Policies and Practices (ESG / Sustainability)—Board Diversity Matrix.” The Board also considers diversity of skills and experience, as well as geographic background. Our Board screens candidates, does reference checks and conducts interviews, as appropriate. Our Board does not evaluate nominees for director any differently because the nominee is or is not recommended by a stockholder.

With respect to qualifications of the members of the Board, the Board generally values the broad business experience and independent business judgment in the financial services or in other fields of each member. Specifically, Dr. Bell is qualified based on her experience as a university academic manager, as an academic researcher and professor in economics, and as a former director of a fully electronic exchange. Mr. Richards is qualified based on his global business experience and his status as an audit committee financial expert. Messrs. Mbanefo and Addas are qualified as a result of their broad experience in the financial services industry, their general business experience, and their status as audit committee financial experts.

The director qualifications matrix below summarizes some of the key attributes that the Board has identified as particularly valuable to the effective oversight of the Company and the execution of the Company’s corporate strategy. This director qualifications matrix is not intended to be an exhaustive list of each of the director’s skills or contributions to the Board.

Skills and Experience	Bell	Lutnick	Richards	Mbanefo	Addas
Business Operations	X	X	X	X	X
Finance/Accounting	X	X	X	X	X
Risk Management	X	X		X	X
Global Business	X	X	X	X	X
Human Capital Management	X	X			X
M&A		X		X	X
Other Public Company Board Service and Governance		X			X
Environmental	X	X	X	X	X
Global Financial Markets	X	X		X	X
Brokerage		X		X	X
Regulatory	X	X
Innovation and Strategy	X	X	X	X	X
Ethics and Integrity	X	X	X	X	X
Senior Leadership/CEO	X	X	X	X	X
Technology/Information Security	X	X

Chairman of the Board

Our Board has determined that in light of Mr. Lutnick’s control of the stockholder vote of our Company through his control of Cantor, having a separate Chairman of the Board and Chief Executive Officer (“CEO”) is not efficient or appropriate for our Company. Additionally, our Board does not have a lead independent director for the same reasons.

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

Corporate Governance Guidelines

The Board has adopted Corporate Governance Guidelines that provide the framework for the governance of the Company. The Corporate Governance Guidelines address, among other things, the composition and structure of the Board, including membership criteria, independence standards and limits on other directorships, duties and responsibilities of directors, meeting procedures, committees of the Board, executive officer leadership development and stockholder engagement, including with respect to ESG matters. The Board reviews these principles and other aspects of governance annually. The Corporate Governance Guidelines are available at www.bgcg.com/esg/governance under the heading “Corporate Governance Guidelines” or upon written request from the Company free of charge.

Executive Sessions

In order to comply with Nasdaq rules, the Board has resolved that it will continue to schedule and/or provide opportunities during at least two meetings per year in which the independent directors will meet without the presence of Mr. Lutnick.

Annual Meetings

The Corporate Governance Guidelines provide that each member of the Board is expected to attend Annual Meetings of stockholders of the Company. At the 2023 Annual Meeting, held on November 14, 2023, all of the Company’s directors were in attendance.

Communications with Our Board of Directors

Stockholders may contact any member of our Board, including to recommend a candidate for director, by addressing their correspondence to the director, c/o BGC Group, Inc., 499 Park Avenue, New York, NY 10022, Attention: Corporate Secretary. Our Corporate Secretary will forward all such correspondence to the named director.

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

Our Board and the Audit Committee receives periodic reports regarding the Company’s cybersecurity and information security risks from the Chief Information Security Officer (“CISO”) and the Chief Information Officer (“CIO”). Material events and updates related to such risks are reported to the full Board and Audit Committee annually and on an ad hoc basis where warranted, including based on the level of materiality of any cybersecurity incidents as determined by the incident reporting and escalation process led by our CISO and CIO. Our processes are regularly evaluated by internal and external experts, with the results of those reviews reported to senior management and, where appropriate, the Board and Audit Committee.

Similarly, in designing and implementing our executive compensation program, the Compensation Committee takes into consideration our operating and financial objectives, including our risk profile, and considers executive compensation decisions based in part on incentivizing our executive officers to take appropriate business risk consistent with our overall goals and risk tolerance.

Non-executive brokers, managers and other professionals are generally compensated based upon production or commissions, which may involve our committing to certain transactions. These transactions may expose the Company to risks by individual employees, who are motivated to increase production. While we have in place management oversight and risk management policies, there is an inevitable conflict of interest between our compensation structure and certain trading, transactional, or similar risks for a portion of our businesses.

Succession Planning

From time to time, the Board discusses succession planning, including our consideration of succession strategy, the impact of any potential absence due to illness or leave of certain key executive officers or employees, as well as competing demands on the time of certain of our executive officers who also provide services to Cantor, Newmark, and various other ventures and investments sponsored by Cantor. Our Board also discusses from time to time, as part of its succession planning, engagement and encouragement of future business leaders and the process of introducing directors to leaders in our business lines. The Board may also discuss short-term succession in the event that certain of the senior executive officers should, on an interim or unexpected basis, become temporarily unable to fulfill their duties. The Board also considers hiring, promotion and retention of leaders required for the changing business landscape and to lead future business lines and may also encourage current leaders to develop expertise in additional areas or business lines. At the business and departmental levels, managers discuss and identify potential talent, opportunities for employee growth, successors, and future leaders.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE POLICIES AND PRACTICES (ESG / SUSTAINABILITY)

We believe that our ESG policies and practices will create sustainable long-term value for BGC, our stockholders and other stakeholders, our clients and our employees while also helping us mitigate risks, reduce costs, protect brand value, and identify market opportunities.

Our Board-level ESG Committee provides oversight with respect to our ESG and sustainability policies and practices. The ESG Committee charter may be found on our website at www.bgcg.com/esg/governance under the heading “Independent Environmental, Social and Governance Committee.” With the Board’s and the ESG Committee’s oversight, we are embedding social and human capital, employment, environmental, sustainability, charitable and corporate governance policies and practices into our corporate strategy, compensation, disclosure, and goals to maintain and advance long-term stockholder value.

For more information about these topics, new and evolving initiatives and specific examples of policies and practices, see our website at www.bgcg.com/esg and “Additional ESG / Sustainability Information” below. Unless the context indicates otherwise, references in this ESG and sustainability section to our “employees” include our professionals who are independent contractors.

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

We have taken significant measures to develop a safe work environment for all employees which is conducive to work in our office locations, particularly for front-office brokers and revenue generating employees, subject to applicable state and local regulatory requirements. We have established a more flexible hybrid approach in many instances for non-revenue generating roles or for roles which are not office dependent, where appropriate. We continue to offer employee assistance programs and additional avenues for mental health consultation and wellness.

Performance-Based and Highly Retentive Compensation Structure

Many of our key brokers, salespeople, managers, technology professionals and other front office professionals have a substantial amount of their own capital invested in our business, aligning their interests with our stockholders. We believe that our emphasis on equity-based compensation promotes recruitment, motivation of our brokers and employees and alignment of interest with shareholders. All of our executives have equity stakes in the Company and generally receive grants of deferred equity as part of their compensation. We believe that by having investments in us, our executives and key brokers and other employees feel a sense of responsibility for the health and performance of our business and have a strong incentive to maximize our revenues and profitability. As of March 31, 2024, our employees, executive officers and directors owned approximately 8% of our equity. See the organizational chart under the heading “Item 1, Business — Our Organizational Structure” in the Original Form 10-K for more information.

We currently issue restricted stock units (“RSUs”) and, in the case of certain U.K. employees who held partnership units prior to the Corporate Conversion, have issued restricted stock awards (“RSAs”), as well as other forms of equity-based compensation, to provide liquidity to our employees, to align the interests of our employees and management with those of common stockholders, to help motivate and retain key employees, and to encourage a collaborative culture that drives cross-selling and revenue growth. These awards contain extended vesting schedules which we consider to be highly retentive and that vary based upon compensation level and role, which in most cases are largely dependent upon continued service.

Prior to the Corporate Conversion, we issued BGC Holdings limited partnership units, as well as other forms of unit-based compensation, including grants of exchangeability of limited partnership units into shares of BGC Class A common stock and grants of shares of our restricted stock, to motivate and retain key employees. These limited partnership units, which could be redeemed at any time for zero, were subject to forfeiture if the non-compete, confidentiality or non-solicit provisions of the Second Amended and Restated BGC Holdings Limited Partnership Agreement, as amended (the “Partnership Agreement” or the “BGC Holdings limited partnership agreement”), related to these awards were violated, were also extremely retentive. In addition, prior to the Corporate Conversion, we paid amounts due to a partner upon termination of service over a number of years in order to ensure compliance with partner obligations.

We also enter into various agreements with certain of our employees whereby these individuals receive loans which may be either wholly or in part repaid from proceeds of the sales of the employees’ shares of BGC Class A common stock (or, prior to the Corporate Conversion, agreements with partners in BGC Holdings whereby they received loans that could be repaid from the distributions that these individuals received on some or all of their limited partnership units) or may be forgiven over a period of time. We believe that these loans incentivize and promote retention of our employees. From time to time, the Company may also enter into agreements with employees to grant bonus and salary advances or other types of loans. These advances and loans are payable in the timeframes outlined in the underlying agreements.

Retentive Nature of Equity Awards

We consider our RSUs and RSAs to be highly retentive due to the vesting and forfeiture provisions relating to these awards, which have long-term vesting provisions conditioned upon, among other things, continued service through the vesting date.

Compensation Recovery/Clawback Policy

The Company has adopted a compensation recovery policy (“Clawback Policy”) for its executive officers effective as of December 1, 2023, with retroactive applicability to October 2, 2023. The Clawback Policy applies to compensation received by the Company’s executive officers that results from the attainment of a financial reporting measure based on or derived from financial information (“Incentive-Based Compensation”). The Clawback Policy provides for recovery of Incentive-Based Compensation received by a covered person in the event of an accounting restatement due to material noncompliance with financial reporting requirements that is in excess of the Incentive-Based Compensation that such person would have received based upon the restated financial reporting measure. The Clawback Policy applies to Incentive-Based Compensation and not to compensation that is purely discretionary or based on subjective goals or goals unrelated to financial reporting measures.

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

U.K. Women in Finance Charter

In the U.K., we have signed up to HM Treasury’s Women in Finance Charter, which commits signatory firms to set percentage targets to increase the proportions of women in senior roles and publicly report on their progress in seeking to meet these targets. We have also rolled out organizational Core Values (Integrity, Commitment and Opportunity) and appointed Culture Champions in the U.K., as well as further initiatives which seek to embed these values and drive an enhanced culture across our workforce.

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

Our success depends on our employees’ understanding of how their work and engagement contribute to our strategy, culture, values, and regulatory environment. We use various channels to facilitate open and direct communication, including internal calls and meetings with employees, training and policy updates, employee resource groups such as NOW and RPL, and social and family outings and events. We have also rolled out organizational Core Values (Integrity, Commitment and Opportunity) appointed Culture Champions in our London office, and implemented other initiatives which seek to embed these values and drive an enhanced culture across our workforce.

Charitable Policies and Practices

Beyond our own business, we have a passionate commitment to community service and charity. One way to give back to those communities is through volunteering and fundraising. At BGC, we have partnered with various organizations, such as Crossroads Community Services, NYC Parks, and Samaritan Village, to create opportunities for employees to volunteer and give back to local communities. We have also partnered with Cents Ability to launch a financial literacy program which benefits high school-level students in the New York metropolitan area.

Global Charity Day

Never has our relationship with our people and others been so evident as on September 11, 2001. Following the devastating attack on our headquarters at the World Trade Center on that day, our Chairman and CEO, Howard Lutnick, and our surviving employees and our affiliates created The Cantor Fitzgerald Relief Fund (“Cantor Relief Fund”) to take care of the families of the 658 colleagues and friends who perished on that day. We and our affiliates committed 25% of profits for five years and committed to pay for 10 years of healthcare for the families of those we lost.

Since 2001, that commitment to people has never faltered. Once a year, on the September 11th anniversary, BGC and its affiliates, in conjunction with the Cantor Relief Fund, commemorate these 658 friends and colleagues, and 61 Eurobrokers employees, who perished on September 11, 2001. We host an annual Charity Day, where we donate our global revenue to the Cantor Relief Fund, which distributes these funds to over 150 charities worldwide. Charity Day is a unique way of creating something positive and life-affirming from the tragedy. For more information on Charity Day, please visit www.bgcg.com/charity-day.

In 2021, we marked the 20-year anniversary of the loss of our colleagues with a 20th anniversary Charity Day event honoring our legacy of charitable and community work and reminding others to “Never forget; Give back.”

Additionally, BGC currently matches 100% of individual employee donations to the Cantor Relief Fund made in September of each year up to $5,000 per individual employee. Employees have the option of designating a bona fide charity as the beneficiary of the donation and the match.

Disaster Relief and Volunteer Time Off

We also support victims of disasters because we were there once and understand that feeling all too well. Over the years, Cantor Relief Fund volunteers, along with some of our employee volunteers, have supported schools and communities devastated by natural disasters. Our volunteers often travel to those in need. For more information on the Cantor Relief Fund and its mission to deliver financial aid to people facing disasters around the world, please visit www.cantorrelief.org.

As part of these values in action, we offer a Volunteer Time Off program to support individual employee volunteerism in the communities in which they work and live. All full and part-time regular employees are eligible to utilize one paid workday (whole day or two half-days) each calendar year to volunteer with bona fide charitable organizations of their choice.

Additional charitable initiatives are in effect from time to time.

Our Environmental Focus and Environmental Markets

We are focused on the environment and recognize the importance of treating our natural resources with the greatest respect so that they are available to future generations. As a responsible business operating within financial services, we are actively aware of climate change and other major issues affecting the environment. Our philosophy is that long-term change in the way in which we use energy, and our collective impact on the environment, cannot happen without the involvement of the world’s capital markets.

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

BGC supports sustainable business practices and is focused on the steps necessary to continue developing our sustainability program internally as we focus on our own energy usage. We believe it is our responsibility to improve energy efficiency and reduce energy consumption to protect the environment through continuous improvement of our energy use practices and increased scrutiny on the energy efficiency of the buildings we utilize for our space. We intend to continue to work on these initiatives.

For more information about these initiatives as they evolve, visit our website at www.bgcg.com/esg/environmental.

Corporate Governance Policies and Practices

Our commitment to good corporate governance policies and practices is demonstrated by our Corporate Governance Guidelines, our rigorous Code of Ethics, the charters of the Audit, Compensation and ESG Committees of our Board, our Hedging Policy, our pre-clearance procedures for trades by employees in our securities, our Clawback Policy, and our other corporate governance policies and practices. Some highlights of our corporate governance policies and practices include the following:

•	Independence of a substantial majority of the members of the Board;

•	Only independent directors serve on each committee;

•	Annual independence review of independent outside directors;

•	Diverse array of personal characteristics and professional experience of the Board, with independent directors (and Audit and Compensation Committees) consisting of 25% women and 25% persons identifying as ethnically diverse; Audit Committee is chaired by an ethnically diverse independent director and Compensation Committee is chaired by a female independent director;

•	Consideration of factors including diversity of gender, age, ethnicity, skills, experience and geographic background in considering director candidates;

•	Strict ethical and other criteria for membership on the Board;

•	Annual election of each member of the Board – we do not have a classified (“staggered”) Board;
•	Annual evaluation of the performance of our Chief Executive Officer;

•	Procedures for establishing and disseminating agendas and materials for meetings of the Board and its committees in advance;

•	Periodic executive sessions of independent directors;

•	Detailed processes and review of all related party transactions and required approval by independent directors;

•	Access of the Board and its committees to management and ability to retain outside independent advisors;

•	Prohibitions against trading while in possession of material, non-public information;

•	Prohibitions against hedging;

•	Clawback Policy for Incentive-Based Compensation;

•	The ability of our Board to require the resignation of a director who fails to obtain a majority vote for election;

•	No stockholder rights plan or other “poison pill” or similar anti-takeover device;

•	A prohibition on personal loans to directors and executive officers;

•	Requirement for directors to inform the Board of changes in their principal job responsibilities;

•	Limits on the service of directors and executive officers on other public company boards;

•	Director orientation and continuing education;

•	Annual self-assessments of the performance of our Board and its committees and individual directors;

•	Annual review of our corporate governance policies and practices;

•	Strict procedures and enforcement of our ethical standards and our conflict of interest policies, including our robust whistleblower policy – completely confidential and with a whistleblower hotline available 24/7;

•	Diversified mix of cash and short-and long-term equity awards designed to be highly retentive and risk appropriate, and to align the interests of our executive officers with those of our stockholders;

•	Executive officers holding much of their personal net worth in our and our affiliates’ equity;

•	Robust global annual review and oversight of Code of Ethics responses;

•	Succession planning and management development of executive officers and potential senior managers having significant responsibility for business areas;

•	Annual stockholder say-on-pay votes;

•	Annual ratification of the appointment of our independent registered public accounting firm; and

•	Our Board-level ESG Committee.

Business Continuity and Resiliency

We have begun implementing sustainability policies and practices to protect the continuity of our businesses and operations to maintain and advance long-term stockholder value. These policies and practices include disaster recovery and crisis management protocols to minimize the impact of health emergencies, including global pandemics, and natural or other disasters, such as Hurricane Sandy and the September 11, 2001 terrorist attacks, on our operations. We maintain three concurrent data centers in the United States and three data centers in the United Kingdom, providing backup of our computer systems and capacity for our employees to work remotely during crises. These policies and practices have enabled our employees to maintain a high level of performance while working in offices or remotely during the COVID-19 pandemic or other global events in compliance with relevant rules and regulations in applicable jurisdictions and in preservation of the health, safety and welfare of our workforce.

Board Diversity Matrix

The table below provides certain highlights of the composition of our Board members as of April 26, 2024. Each of the categories listed in the below table has the meaning as it is used in Nasdaq Listing Rule 5605(f).

Board Size:
Total Number of Directors	5
Gender:	Male	Female	Non-Binary	Gender Undisclosed
Number of directors based on gender identity	4	1	—	—
Number of directors who identify in any of the categories below:
African American or Black	—	—	—	—
Alaskan Native or American Indian	—	—	—	—
Asian	—	—	—	—
Hispanic or Latinx	—	—	—	—

	Male	Female	Non-Binary	Gender Undisclosed
Native Hawaiian or Pacific Islander	—	—	—	—
White	3	1	—	—
Two or More Races or Ethnicities	1	—	—	—
LGBTQ+	—
Undisclosed	—

Whistleblower Complaint and Investigation Procedures for Accounting, Internal Controls, Auditing Matters and Employment and Labor Practices

We have a policy regarding reporting of complaints about accounting, internal controls, employment and labor practices, auditing matters, or questionable financial practices. The policy is designed to provide a channel of communication for employees and others who have concerns about our conduct or any of our directors or employees. Complaints are treated seriously and handled expeditiously. Any person may submit a complaint to our independent outside law firm through a dedicated hotline and email account available 24 hours a day, 7 days a week. Complaints that are accounting or financial in nature (“Accounting Complaints”) will be handled by the chair of our Audit Committee and/or by our General Counsel, Corporate Secretary or designee.

Employees submitting an Accounting Complaint need not provide their names or other personal information, and reasonable efforts will be used to conduct the investigation that follows from an Accounting Complaint from an employee in a manner that protects the confidentiality and anonymity of the employee submitting the complaint.

Employees are reminded of the Whistleblower Policy at least annually and information is provided in more than a dozen local languages. We honor a culture of investigation, confidentiality and non-retaliation. Persons submitting complaints in good faith will not be subject to retaliation and the policy does not prohibit other actions protected under applicable law. Our whistleblower policy is publicly available on our website at www.bgcg.com/esg/governance under the heading “Whistleblower Complaint and Investigation Procedures for Accounting, Internal Controls, Auditing Matters and Employment and Labor Practices.”

Code of Business Conduct and Ethics and Professional Integrity

Our corporate values and strong policies and procedures regarding ethics, conflicts of interests, related party transactions and similar matters are contained in our Code of Ethics. This commitment applies to members of our Board, executive officers, other officers and our other covered employees globally. The Code of Ethics and its training modules are circulated in multiple local languages, and training and certifications are conducted annually worldwide using our online training platform. Annual written certifications are required. Potential violations and disclosures globally are reviewed annually by executive management and escalated to the Audit Committee. Director and executive officer disclosures are reviewed by the Audit Committee on an annual basis. The Code of Ethics is available on our website at www.bgcg.com/esg/governance/ under the heading “Code of Business Conduct and Ethics and Professional Integrity.”

Compliance and Anti-Financial Crime Policy

We are committed globally to our policy regarding anti-money laundering and anti-financial crime, including anti-bribery and corruption, counter-terrorism financing and anti-fraud. We are also committed to compliance and training regarding all relevant laws, rules, and regulations designed to combat bribery and corruption. Further information on this policy can be found on our website at the following link: www.bgcg.com/esg/governance under the heading “Compliance and Anti-Financial Crime Policy and Bribery and Corruption.”

In addition, our Code of Ethics provides that we will not enter into a business relationship or engage in an activity if we know or have reasonable grounds to suspect that a business relationship or activity is connected with or facilitates bribery or corruption. It is the responsibility of each person covered under the Code of Ethics to comply with applicable anti-bribery and corruption laws. Persons covered under the Code of Ethics are required to report any suspicions of bribery or corruption to the Compliance Officer or, as appropriate, to the Audit Committee or the Board, or in accordance with our Whistleblower Policy. For more information on our Code of Ethics and Whistleblower Policy, see the section entitled “Code of Ethics and Whistleblower Procedures” herein.

Global Anti-Bribery and Corruption Policy

We have a specific global policy to combat bribery and corruption through a clear set of policies and procedures outlining anti-bribery and corruption standards, procedures and annual employee training. The policy specifically defines “Bribery and Corruption” and provides for management and Board oversight. Further information on this policy can be found on our website at www.bgcg.com/esg/governance under the heading “Global Anti-Bribery and Corruption Policy.”

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

Cybersecurity and Informational Security Program

We are committed to combating the global threat of cyberattacks and to securing our business through our information security programs to operate with confidence, through a deep understanding of cybersecurity risks, vulnerabilities, mitigations, and threats. These processes are managed by our cybersecurity team headed by our CISO and supported by our business continuity teams. We conduct periodic internal and external vulnerability audits and assessments and penetration testing and provide periodic cybersecurity training to employees. Further information on these processes can be found on our website at www.bgcg.com/esg/governance under the heading “Cyber-Security and Informational Security Program.” Further information on our cybersecurity risk management strategy and the role of our Board and management in cybersecurity matters can be found in “Corporate Governance—The Board’s Role in Risk Oversight” in this Amendment and Part I, Item 1C, Cybersecurity of the Original Form 10-K.

Data Privacy Program Policy

We have a global data privacy policy applicable to all subsidiaries and business lines. We are committed to conducting our business in line with the right to privacy set forth in the Universal Declaration of Human Rights (Article 12). As such, we are committed to handling personal data responsibly and recognize the privacy rights of persons involved in our business dealings. Our policy provides a mechanism for data subjects to raise concerns about personal data and privacy as well as a right of access to personal information, rights to correct or amend such information and the right to request deletion of such personal information. Further information on this program can be found on our website at www.bgcg.com/esg/governance under the heading “Data Privacy Policy.”

Hedging Policy and Pre-Clearance Procedures

We have a policy with respect to hedging of equity securities issued by BGC (collectively, “Company Equity Securities”). In this regard, we prohibit our directors, officers, and employees, including leased employees, brokers and independent contractors, from purchasing financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds), or otherwise engaging in transactions that are designed to or have the effect of hedging or offsetting any decrease in the market value of Company Equity Securities held by such persons, except with the explicit approval of our Audit Committee or its designees. Additionally, we have pre-clearance procedures and processes for trades in Company Equity Securities that all our directors, executive officers, and other designated insiders and employees, including leased employees, brokers and independent contractors must follow. Under these procedures and processes, such persons’ trades are subject to pre-clearance through our legal and compliance department. Directors and executive officers are also required to advise management in advance of entering into any SEC Rule 10b5-1 trading plans or similar plans in accordance with applicable law. For avoidance of doubt, Cantor and its affiliated entities or any securities issued by such entities other than the Company are not covered under the hedging restrictions.

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

In recent years, we have also enhanced our engagement strategy through:

•	Information available on our website including SEC alerts, more detailed financial and operational disclosures in our investor presentations and supplemental Excel tables; and

•	Investor meetings, analyst and investor days, and conferences, including over 300 investor and analyst interactions in 2023.

In 2023 we reached out to institutions who collectively represented the majority of our shares held by active investors. These interactions covered topics including industry trends, business trends and strategy, capital allocation, geographic and business line expansion, our recruitment and retention policies, key drivers of our growth, ESG, corporate governance matters, board composition and diversity, our executive compensation program, and ways to enhance our disclosures. We also periodically engage a third-party research firm to conduct anonymous surveys of our top institutional owners and the broader investment community to solicit candid feedback on these and other issues.

We look forward to further expanding our communication with stockholders and will continue to consider their views and perspectives, as appropriate, in making governance decisions and establishing strategic direction for the Company going forward.

DELINQUENT SECTION 16(a) REPORTS

Under the securities laws of the United States, our directors, executive officers and any person holding more than 10% of our Class A common stock are required to file initial forms of ownership of our Class A common stock and reports of changes in that ownership with the SEC. Based solely on our review of the copies of such forms received by us through the date hereof, other than as previously disclosed, the Company believes that all reports were filed on a timely basis except that Mr. Windeatt filed a late Form 4 to report the disposition to the Company to pay withholding taxes of shares of Class A common stock issuable upon the July 10, 2023 vesting of certain of his RSUs, and Mr. Windeatt filed a late Form 4 to report the issuance of RSUs on April 1, 2024.

CODE OF ETHICS AND WHISTLEBLOWER PROCEDURES

We have adopted the Code of Ethics, a code of ethics that applies to members of our Board, our executive officers, other officers and our covered employees globally. The Code of Ethics is publicly available on our website at www.bgcg.com/esg/governance/ under the heading “Code of Business Conduct and Ethics and Professional Integrity.” If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our directors or executive officers, we intend to disclose such amendment or waiver by posting information about such amendment or waiver on our website.

In accordance with the requirements of the Sarbanes-Oxley Act, the Audit Committee has established our whistleblower policy, which sets forth procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls, or auditing matters, and for the confidential, anonymous reporting of employee concerns regarding questionable accounting or auditing matters. The General Counsel and the Chairman of the Audit Committee will direct the investigation of any such complaints in accordance with the procedures. Our whistleblower policy is publicly available on our website at www.bgcg.com/esg/governance/ under the heading “Whistleblower Complaint and Investigation Procedures for Accounting, Internal Controls, Auditing Matters and Employment and Labor Practices.”

ITEM 11. EXECUTIVE COMPENSATION

HISTORICAL EVENTS AND THEIR IMPACT ON OUR COMPENSATION

Corporate Conversion from BGC Partners On July 1, 2023

EXPLANATORY NOTE RELATING TO OUR CORPORATE CONVERSION FROM BGC PARTNERS ON JULY 1, 2023

On July 1, 2023, BGC Group, BGC Partners, and BGC Holdings, along with certain other entities, completed the Corporate Conversion. To the extent statements in Compensation Discussion and Analysis and Executive Compensation, below, relate to compensation philosophy and to awards made under the Incentive Plan and Equity Plan prior to the closing of the Corporate Conversion, such statements refer to BGC Partners. To the extent statements relate to compensation philosophy and to awards under the Incentive Plan and Equity Plan following the closing of the Corporate Conversion and on a going forward basis, and to awards made under the BGC Group Incentive Plan and BGC Group Equity Plan, such statements refer to BGC Group.

Corporate Conversion Overview and Impact on BGC Group Compensation Structure

On July 1, 2023, BGC Partners completed the Corporate Conversion to a Full C-Corporation in order to reorganize and simplify its organizational structure. As a result of the Corporate Conversion, BGC Group became the public holding company for, and successor to, BGC Partners, and its Class A common stock began trading on Nasdaq, in place of BGC Partners’ Class A common stock, under the ticker symbol “BGC.” Upon completion of the Corporate Conversion, the former stockholders of BGC Partners and the former limited partners of BGC Holdings now participate in the economics of the BGC businesses through BGC Group. The Corporate Conversion was approved by the Board of Directors of BGC Partners on the unanimous recommendation of the independent Joint Committee of the Board of Directors of BGC Partners, composed of the Audit Committee and Compensation Committee sitting jointly, and by the stockholders of BGC Partners on June 27, 2023.

In connection with the Corporate Conversion, our compensation structure was changed from a structure based on cash and partnership units in BGC Holdings to a structure based on equity awards in BGC Group. Upon the closing of the Corporate Conversion, the Participation Plan was terminated and the BGC Holdings limited partnership agreement was terminated. Going forward, the BGC Group Equity Plan became the sole vehicle for granting equity-based incentive compensation. Accordingly, we no longer use partnership units in BGC Holdings to compensate our employees and other service providers, and all of our equity-based compensation awards are granted under the BGC Group Equity Plan, including those awarded in payment of bonuses under the BGC Group Incentive Plan.

Upon the close of the Corporate Conversion, all equity-based awards and cash tax account awards (“Tax Accounts”) outstanding under the BGC Partners Equity Plan were assumed by BGC Group as awards under the BGC Group Equity Plan with the same terms and conditions that were applicable under prior to the Corporate Conversion. All outstanding BGC Holdings limited partnership units, including those held by our executive officers as set forth below, were substituted with awards under the BGC Group Equity Plan, with terms and conditions as set forth in the Corporate Conversion Agreement. The details of these assumed and substitute awards are set forth below under “—Compensation Actions Taken in Connection with the Corporate Conversion.”

See “Certain Relationships and Related Transactions, and Director Independence—Corporate Conversion” for additional information on the Corporate Conversion.

BGC Group Equity Plan Following Corporate Conversion

In connection with the Corporate Conversion, BGC Group assumed and adopted the BGC Partners Equity Plan, as amended and restated as the BGC Group Equity Plan, to effectuate the assumption of or substitution for certain outstanding awards in the Corporate Conversion, as well as to grant equity-based and cash compensation following the Corporate Conversion to advance the interests of BGC Group and its stockholders by providing a means to attract, retain, motivate and reward directors, officers, employees, consultants and other service providers of BGC Group. The BGC Group Equity Plan was approved by the BGC Partners board of directors and the Compensation Committee of the BGC Partners board of directors, as well as the shareholders of BGC Partners on June 27, 2023. See “Compensation Discussion and Analysis—Equity Plan Awards—BGC Group Equity Plan” for more information on the BGC Group Equity Plan.

BGC Group Incentive Plan, BGC Group Deferral Plan and BGC Holdings Participation Plan Following the Corporate Conversion

Following the Corporate Conversion, BGC Group assumed and adopted the BGC Partners Incentive Plan, as amended and restated as the BGC Group Incentive Plan, and the BGC Partners Deferral Plan, as amended and restated as the BGC Group Deferral Plan, each providing a means to attract, retain, motivate and reward employees, consultants and other service providers of BGC Group going forward. See “Compensation Discussion and Analysis—Incentive Plan Awards” for more information regarding our Incentive Plan.

Following the Corporate Conversion, the BGC Holdings limited partnership agreement was terminated, and the Participation Plan, which was in effect prior to the Corporate Conversion, was terminated.

Standing Policy and Redemptions and Exchanges for Messrs. Merkel and Lutnick

In December 2010, as amended in 2013 and in 2017, the Audit Committee and the Compensation Committee approved a standing policy that gave Mr. Lutnick the same right, subject to certain conditions, to accept or waive opportunities offered to other executive officers to monetize or otherwise provide liquidity with respect to some or all of their limited partnership units of BGC Holdings or to accelerate the lapse of or eliminate any restrictions on equity awards, and provided generally that Mr. Lutnick would be treated no less favorably than, and in proportion to, any other executive officer with respect to the change, right or modification of partnership or equity awards. Mr. Lutnick historically has elected to waive his right to participate in most such opportunities under the standing policy.

In connection with the Corporate Conversion, on May 18, 2023 the BGC Partners Compensation Committee approved the redemption of all of the non-exchangeable BGC Holdings units held by Mr. Stephen Merkel at that time. In connection with the Corporate Conversion and, as a result of the monetization event for Mr. Merkel, on May 18, 2023 Mr. Lutnick elected to exercise in full his monetization rights regarding his non-exchangeable BGC Holdings units under the standing policy, which he had previously waived in prior years, and to exchange his exchangeable BGC Holdings units for shares of Class A common stock. As a result of the various transactions on May 18, 2023, on that date, Messrs. Merkel and Lutnick no longer held any limited partnership units of BGC Holdings. See “Compensation Discussion and Analysis—Standing Policy for Mr. Lutnick” for more information.

On July 1, 2023, in connection with the Corporate Conversion, the Board of Directors and Audit Committee of BGC Group approved the assumption and adoption of the standing policy, as amended to apply to all equity-related awards that may be granted to Mr. Lutnick by BGC Group under the BGC Group Equity Plan. See “Compensation Discussion and Analysis—Standing Policy for Mr. Lutnick” for more information.

Compensation Actions Taken in Connection with the Corporate Conversion

In connection with the Corporate Conversion, certain of the following executive officers, the executive officers as a group, the non-executive directors as a group, and the non-executive officer employees and service providers as a group of BGC Partners held outstanding awards (other than exchangeable rights) under the BGC Partners Equity Plan or non-exchangeable partnership unit awards under the Participation Plan that were assumed or replaced by substitute awards under the BGC Group Equity Plan as a result of the Corporate Conversion. The assumed and substitute awards issued under the BGC Group Equity Plan at the closing of the Corporate Conversion are detailed in the table below.

Name and Position	Assumed RSUs (BGC Group Class A common stock)(2)		Assumed RSAs (BGC Group Class A common stock)(2)	Substitute RSUs (BGC Group Class A common stock)(3)		Substitute RSAs (BGC Group Class A common stock)(4)		Substitute Tax Account Awards (Cash) ($)(5)
Mr. Lutnick, Chief Executive Officer and Chairman(1)	—		—	—		—		$—
Mr. Merkel, Executive Vice President and General Counsel(1)	—		—	—		—		$—
Mr. Windeatt, Chief Operating Officer	—		—	930,547	(6)	398,439	(7)	$1,292,575	(8)
Mr. Hauf, Chief Financial Officer	—		—	43,900	(9)	—		$156,249
Executive Group	—		—	974,447		398,439		$1,448,824	(10)
Non-Executive Director Group	62,193	(11)	—	—		—		$—
Non-Executive Officer Employee and Service Provider Group	12,224,374		4,982,463	46,830,010		38,211,794		$121,670,595

Total	12,286,567		4,982,463	47,804,457		38,610,233		$123,119,419

(1)

As a result of the May 18, 2023 redemption and exchange transactions described under “Compensation Discussion and Analysis—Standing Policy for Mr. Lutnick,” all of the outstanding partnership units held by Messrs. Lutnick and Merkel were redeemed on that date, and neither held any partnership units at the closing of the Corporate Conversion.

(2)

Assumed RSUs and RSAs consist of BGC Group Equity Plan awards relating to BGC Partners RSUs and RSAs that were outstanding immediately prior to closing of the Corporate Conversion. In each case, such assumed BGC Group RSUs and RSAs have the same terms and conditions as were applicable to the BGC Partners awards to which they relate.

(3)

Substitute RSUs consist of BGC Group Equity Plan awards that replaced certain non-exchangeable BGC Holdings limited partnership units, including Grant Units, HD-Units, REUs, RPUs, PSUs, PSIs, PSEs, NPSU-CVs, and NPSUs. The terms of the substitute RSUs vary depending upon the type of limited partnership unit that they replaced, in accordance with the terms of the Corporate Conversion Agreement.

(4)

Substitute RSAs consist of BGC Group Equity Plan awards that replaced certain non-exchangeable BGC Holdings limited partnership units, including LPU-NEWs, LPUs, NLPU-CVs, NLPU-NEWs, NLPUs, PLPUs, and NPLPUs. The terms of the substitute RSAs vary depending upon the type of limited partnership unit that they replaced, in accordance with the terms of the Corporate Conversion Agreement.

(5)

Substitute cash Tax Account awards consist of BGC Group Equity Plan awards that replaced certain non-exchangeable BGC Holdings Preferred Units, including PPSUs, PPSIs, PPSEs, PREUs, PRPUs, NPPSU-CVs, and NPPSUs. The terms of the substitute cash Tax Account awards vary depending upon the type of Preferred Unit that they replaced, in accordance with the terms of the Corporate Conversion Agreement.

(6)

Consists of (i) 673,570 RSUs that will vest on July 1, 2033, provided that Mr. Windeatt remains employed through such vesting date, and (ii) 256,977 RSUs that will vest on July 1, 2033, provided that Mr. Windeatt remains employed through such vesting date, and contingent upon BGC Group and its affiliates generating at least $5 million in revenue for the quarter in which the vesting occurs. See “Compensation Discussion and Analysis—2023 Actions Regarding Outstanding Awards” for discussion of the accelerated vesting of certain of these RSUs on July 12, 2023.

(7)

Consists of (i) 239,990 RSAs that will vest on April 1, 2025, provided that Mr. Windeatt remains employed through such vesting date, and subject to other obligations as set forth in the applicable award agreement, and (ii) 158,449 RSAs that vested on April 1, 2024.

(8)

These substitute cash Tax Account awards relate to the substitute RSUs described in footnote (6) and are settled for cash to cover withholding taxes paid when the related RSUs vest. See “Compensation Discussion and Analysis—2023 Actions

Regarding Outstanding Awards” for discussion of the accelerated vesting of certain of these substitute Tax Account awards on July 12, 2023.
(9)

Consists of (i) 6,808 RSUs which will vest on July 1, 2033, provided that Mr. Hauf remains employed through such vesting date, and contingent upon BGC Group and its affiliates generating at least $5 million in revenue for the quarter in which the vesting occurs, and (ii) 37,092 RSUs which will vest on July 1, 2033, provided that Mr. Hauf remains employed through such vesting date.

(10)	These substitute cash Tax Account awards relate to the substitute RSUs described in footnote (9) and will be settled for cash to cover withholding taxes paid when the related RSUs vest.
(11)

Consists of assumed RSUs held by Dr. Bell and Messrs. Mbanefo and Richards. Mr. Laguerre departed the BGC Partners board immediately before the closing of the Corporate Conversion. In connection with his departure from the BGC Partners board, the vesting of Mr. Laguerre’s 16,335 RSUs was accelerated immediately before the closing of the Corporate Conversion.

Assumption of Employment Agreements and Compensation Arrangements Following the Corporate Conversion

On July 1, 2023, in connection with BGC Group as successor entity of BGC Partners following the Corporate Conversion, the Board of Directors and Audit Committee of BGC Group approved the assumption of BGC Partners’ previously approved employment agreements, change of control agreements, retention agreements, and other arrangement, with such modifications thereto as necessary to reflect the Corporate Conversion. Please refer to “Compensation Discussion and Analysis—Change in Control Agreements,” “Executive Compensation—Potential Payments Upon Change in Control—Change in Control Agreements” and “Executive Compensation—Potential Payments Upon Change in Control—Employment Agreements and Deeds of Adherence” for more information.

Historical Discretionary and Retentive Partnership Opportunities Prior to the Corporate Conversion

Prior to the Corporate Conversion, to incentivize executive officers and hold them accountable to stockholders, our Compensation Committee used a variety of highly retentive partnership units issued under the Participation Plan. The total number of BGC Holdings limited partnership units issuable under the Participation Plan was determined from time to time by our Board, provided that exchange rights or cash settlement awards relating to units were only granted pursuant to other stock-based awards granted under our Equity Plan. These partnership awards were granted as a tax-efficient, strongly retentive, and risk-appropriate means to align the interests of the executive officers with those of our long-term stockholders. For executive officers, these grants included NPSUs, along with PSUs and PPSUs for our U.S.-based executives and LPUs and PLPUs for our U.K.-based executives who have executed deeds of adherence to BGC Services (Holdings) LLP, a U.K. limited liability partnership (the “U.K. Partnership”). The Committee believed that the features of the units, coupled with the discretion of the Committee to grant the right of partnership distributions, exchangeability into shares of Class A common stock and various liquidity opportunities, created effective incentive awards for our executives. Until such units were made exchangeable into a share of Class A common stock or exchanged for cash or, in some cases, made exchangeable into another partnership unit with a capital account such as an HDU, at the discretion of the Committee, these units were generally forfeitable for any reason, subject to certain exceptions. We believe this incentivized performance given that except for certain units purchased by the partners, these partnership units were able to be redeemed for zero by the Committee at its discretion while in non-exchangeable form.

NPSUs had no value for accounting or other purposes at the time of grant, did not participate in quarterly partnership distributions, were not allocated any items of profit or loss and were not exchangeable into shares of Class A common stock. Grants of NPSU awards were highly discretionary and provided additional flexibility for the Compensation Committee to determine the timing and circumstances of replacing such units with units that earn partnership distributions and any rights to exchange such units for shares of Class A common stock or cash. NPSUs have generally been granted to our executives in the event of business developments, changing compensation requirements or other factors, or in connection with execution of long-term employment arrangements.

From time to time, our Compensation Committee replaced an NPSU with a non-exchangeable PSU or HDU in the U.S. or an LPU in the U.K. A non-exchangeable PSU may also have been replaced with a non-exchangeable HDU. A non-exchangeable PSU that has been granted the right to convert into a non-exchangeable HDU is referred to as a “PSU-H,” and a non-exchangeable PPSU that has been granted the right to be converted into cash upon conversion of the underlying PSU-H into an HDU is referred to as a “PPSU-H.” PSUs/LPUs participated in quarterly partnership distributions, but otherwise had no value for accounting purposes and were not exchangeable into shares of Class A common stock until such exchange rights were granted by the Committee. HDUs had a stated capital account and were valued based upon such capital account which is initially based on the closing trading price of Class A common stock at the time the HDU right was granted. HDUs participated in quarterly partnership distributions and were not exchangeable into shares of Class A common stock unless such exchange rights were granted by the Committee.

Executive officers also received PPSUs in the U.S. or PLPUs in the U.K. These units were preferred limited partnership units awarded to holders of, or contemporaneously with the grant of, PSUs or LPUs, respectively. PPSUs were entitled to a preferred distribution of net profits of BGC Holdings but otherwise were not entitled to participate in quarterly distributions. PPSUs/PLPUs could not be made exchangeable into shares of Class A common stock and could only be exchanged for cash, at the determination price on the date of grant, in connection with an exchange of PSUs, LPUs or HDUs, respectively, and therefore were not included in our fully diluted share count. PPSUs/PLPUs were utilized to provide a mechanism for issuing fewer aggregate share equivalents than traditionally issued in connection with our compensation to have a lesser overall impact on our fully diluted share count. The ratio of the grant of PPSUs/PLPUs to traditional units (e.g., PSUs/LPUs) approximated the compensatory tax rate applicable in the relevant country jurisdiction of the partner recipient. The determination price used to exchange PPSUs/PLPUs for cash was determined by the Compensation Committee on the date of the grant of such unit and was based on a closing trading price of Class A common stock identified by the Committee on such date.

Prior to the Corporate Conversion and commencing with respect to the 2020 year-end compensation cycle, the executive officers received NPSUs, NPPSUs, NLPUs or, NPLPUs that were non-distribution earning initially and converted to distribution earning units 20% per year provided that the Company, inclusive of its affiliates, earned, in aggregate, at least $5,000,000 in gross revenues, and the executive officer met certain service conditions, for the calendar quarter in which the conversion is to occur. These units are designated with “-CV” following the unit type for internal purposes.

Executive officers in the U.K. also received certain LPUs (“LPU-NEWs”) and PLPUs (“PLPU-NEWs”) or certain non-distribution earnings NLPUs (“NLPU-NEWs”) and non-distribution earning NPLPUs (“NPLPU-NEWs”) that had certain employment-related conditions to the grant of exchangeability.

Over time, as compensation goals were met and our executives were awarded other incentives, the Compensation Committee from time to time chose, in its sole discretion, to grant an exchange right with respect to a PSU/LPU, thereby creating a potential liquidity event for the executive and creating value for accounting purposes. The life cycle of these units, as they evolved from NPSUs to shares of Class A common stock, provided the Committee and the Board with superior opportunities to retain and incentivize executives and employees in a tax-efficient and discretionary manner.

Until non-exchangeable units were made exchangeable into a share of Class A common stock or otherwise monetized at the discretion of the Committee, they were generally forfeitable for any reason, subject to certain exceptions. We believe this incentivized performance prior to the Corporate Conversion.

Effective January 1, 2021, the Compensation Committee awarded 458,425 NLPUs and 246,844 NPLPUs to Mr. Windeatt, with the expectation of attributing twenty percent (20%) of such award, valued at £292,000, to compensation for each of 2020, 2021, 2022, 2023 and 2024. On March 14, 2022, the Committee approved the conversion of twenty percent (20%) of such NLPUs and NPLPUs into non-exchangeable BGC Holdings LPUs and PLPUs for each of calendar years 2020 through 2024. As a result, because such award was included for calendar years 2020 and 2021, forty percent (40%) of such award was converted in 2022. Prior to the Corporate Conversion, it was expected that 91,685 BGC Holdings NLPUs and 49,369 NLPUs would be converted in each of 2023, 2024 and 2025. As a result of the Corporate Conversion, Mr. Windeatt received RSUs and RSU Tax Accounts in substitution for these units. When determining Mr. Windeatt’s compensation for 2020, 2021, 2022 and 2023, the Compensation Committee attributed £292,000 of compensation to him each fiscal year in connection with such award.

Historical Information Regarding Newmark IPO, Separation Transaction and Spin-Off and Its Effect on BGC’s Compensation

On December 19, 2017, BGC Partners’ former subsidiary Newmark completed its initial public offering (the “IPO”). Through the following series of transactions prior to and following the completion of the Separation (as defined below) and the IPO, Newmark became a separate publicly traded company. Prior to the closing of the IPO, on December 13, 2017, BGC Partners, BGC Holdings, BGC U.S. OpCo, Newmark, Newmark Holdings, L.P. (“Newmark Holdings”), Newmark OpCo and, solely for certain provisions listed therein, Cantor and BGC Global OpCo entered into the Separation and Distribution Agreement (such agreement, as amended from time to time, the “Original Separation and Distribution Agreement”). Pursuant to the Original Separation and Distribution Agreement, BGC, BGC Holdings and BGC U.S. OpCo and their respective subsidiaries (other than the Newmark group (defined below), the “BGC group”) transferred to Newmark, Newmark Holdings and Newmark OpCo and their respective subsidiaries (the “Newmark group”) the assets and liabilities of the BGC group relating to BGC’s real estate services business (such series of transactions that resulted in the transfer are herein referred to as the “Separation”).

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

On November 30, 2018, BGC Partners completed its distribution (the “Spin-Off”) of all of the shares of Class A common stock and Class B common stock of Newmark held by BGC to BGC Partners’ stockholders as of the close of business on November 23, 2018 through a special pro rata stock dividend pursuant to which shares of Newmark’s Class A common stock held by BGC were distributed to holders of the Class A common stock of BGC and shares of Newmark’s Class B common stock held by BGC were distributed to holders of the Class B common stock, par value $0.01 per share, of BGC (“Class B common stock”) (which holders of Class B common stock of BGC were Cantor and another entity controlled by BGC Partners’ CEO, Howard W. Lutnick). Following the Spin-Off, BGC no longer held any shares of Newmark.

As a result of the Separation and Spin-Off, and due to the fact that (i) certain BGC awards granted pursuant to the BGC Partners Compensation Plans prior to the Separation became, upon the Separation, awards of interests in both BGC and Newmark entities and (ii) prior to the Spin-Off, (a) certain awards granted pursuant to the BGC Partners Compensation Plans were previously exchangeable for interests in Newmark and (b) certain executives received awards under the Newmark Compensation Plans (as defined below), when we refer generally to partnership units that may be awarded as part of compensation (i.e., NPSUs, PSUs, PPSUs, LPUs and PLPUs) we are referring to such units as may be awarded under both the BGC Partners Compensation Plans, prior to the Corporate Conversion, and the Newmark Group, Inc. Incentive Bonus Compensation Plan (the “Newmark Incentive Plan”), and the Newmark Holdings, L.P. Participation Plan (with the Newmark Incentive Plan, the “Newmark Compensation Plans”). When we refer to specific awards, we are referring to awards under the BGC Compensation Plans, unless otherwise indicated. The partnership transactions described herein refer generally to BGC Holdings units and refer specifically to Newmark Holdings units where applicable.

U.S. generally accepted accounting principles (“GAAP”) compensation charges for all compensation paid by Newmark to Messrs. Lutnick and Merkel, including units and other equity awards acquired by them as a result of the Separation and Spin-Off, were taken by Newmark and appear in the Newmark compensation disclosures because such compensation relates to the issuer for which the services are rendered. Conversely, GAAP compensation charges with respect to compensation relating to Newmark units and other equity awards acquired by the other BGC executive officers (and by BGC’s independent directors) as a result of the Separation and Spin-Off were taken by BGC and appear in the BGC compensation disclosures because such executive officers (and independent directors) provide services to BGC and not to Newmark.

The Compensation Committee is aware that certain of our executive officers, including Messrs. Lutnick and Merkel, also receive compensation from our affiliates, including Cantor and/or Newmark, but it generally does not specifically review the nature or amount of such compensation. The portion of Messrs. Lutnick’s and Merkel’s compensation paid directly by Newmark is reviewed and approved by the compensation committee of the Newmark board of directors. Beginning in 2019, after completion of the Spin-Off, the BGC Partners’ Compensation Committee did not review the nature or amount of any compensation received by Mr. Lutnick or Mr. Merkel as compensation for services provided to Newmark.

None of our executive officers has received any compensation for serving our Board of Directors or on the board of directors of Newmark.

COMPENSATION DISCUSSION AND ANALYSIS

Background

The following Compensation Discussion and Analysis describes the material elements of our executive compensation program for 2023, including aspects of our executive compensation program which were designed and implemented by the Compensation Committee in March 2024, at which time 2023 year-end compensation decisions with respect to each of our executive officers were reviewed and approved.

Our principal executive officer for 2023 was our Chief Executive Officer, Howard W. Lutnick, and our principal financial officer for 2023 was our Chief Financial Officer, Jason Hauf. Our other two executive officers for 2023 were Sean Windeatt and Stephen M. Merkel.

For 2021, 2022 and 2023, the compensation determined and approved by our Compensation Committee for BGC matters before and after our Corporate Conversion for Messrs. Lutnick, Hauf, Windeatt, and Merkel is reflected in full below. In each case compensation includes salary, other cash compensation and non-cash compensation.

Compensation Philosophy

Our executive compensation program, which is under the direction and control of our Compensation Committee, is designed to integrate compensation with the achievement of our short- and long-term business objectives and to assist us in attracting, motivating and retaining the highest quality executive officers and rewarding them for superior performance. Different components of our executive compensation program are geared to shorter- and longer-term performance, with the goal of increasing stockholder value over the long term.

In determining the compensation of our executive officers, our Compensation Committee considers a variety of factors, both qualitative and quantitative, consistent with our overall goals. Our objectives include a program that reflects the retentive effect of the payment of appropriate compensation for each executive officer, the pay practices of the Company’s peer group and other companies, the Company’s financial performance as a whole and the performance of various business lines, including as compared to peer data, and the Company’s and the executives’ success in meeting corporate objectives including attracting and retaining qualified brokers and professionals, market position, revenue and profitability and other financial criteria, strategic growth and business positioning, and objectives for long-term competitive advantage. While many of our brokers and other professionals are paid commissions, the compensation received by our executive officers is not typically specifically tied to mathematical formula-based performance targets. Unless compensation is specifically set forth in an applicable employment agreement, the compensation of our most senior control officers under our program is determined based on a holistic review of all relevant compensation factors by the Compensation Committee with no particular weighting toward any specific metric or other factor. Such compensation factors may also include the ability to respond to extraordinary events and manage the business under changing financial, global, health, environmental and other circumstances. Further, although the vote is advisory and non-binding on the Board, the Compensation Committee considers the results of the “say-on-pay” vote.

We also believe that executive compensation should reflect the achievement of any individual managerial objectives established for specific executive officers. Specific significant events led by executives, including acquisitions, dispositions and other significant transactions, should also be given significant weight. The performance of our executives in managing our Company, and in the provision of services to our operating partnerships and subsidiaries, considered in light of general economic and specific Company, industry and competitive conditions should be the basis for determining their overall compensation.

In designing and implementing our executive compensation program, our Compensation Committee considers our Company’s operating and financial objectives, including our risk profile, and the effect that its executive compensation decisions will have on encouraging our executive officers to take an appropriate level of business, operational and market risk consistent with our overall goal of enhancing long-term stockholder value. In particular, the Committee considers risks and known trends and uncertainties, including those identified in our public filings, and considers how our executive compensation program serves to achieve our operating, financial and other strategic objectives while at the same time mitigating any incentives for our executive officers to engage in excessive risk-taking to achieve short-term results that may not be sustainable in the long term. Our Committee may also consider specific performance measures or grants based on specific events including catalyst transactions or significant acquisitions or particular strategic efforts, hires or transactions. The Committee generally reviews these objectives and goals and makes its decisions with no particular weighting toward any specific metric or other factor.

Although reviewed by the Committee, our policy is generally that the compensation of our executive officers should not be based on the short-term performance of our Class A common stock, whether favorable or unfavorable, since we believe that the price of our stock will, in the long term, reflect our overall performance and, ultimately, the management of our Company by our executives. Long-term stock performance is reflected in executive compensation through the grant of various equity awards, as described below.

Overview of Compensation and Processes

For 2023, executive compensation was composed of the following principal components: (i) a base salary, which was designed to retain talented executive officers and contribute to motivating, retaining and rewarding individual performance; (ii) an incentive bonus award under our Incentive Plan, that was intended to tie financial rewards to the achievement of our short- or longer-term performance objectives; and (iii) an incentive program under our Equity Plan, which was designed to promote the achievement of short- and long-term performance goals, and to align the long-term interests of our executive officers with those of our stockholders through the grant of awards. In all cases, performance objectives and goals relate to the performance of our executives at the Company and in the provision of services to our operating partnerships and subsidiaries.

From time to time, we may also restructure the existing compensation arrangements of our executive officers, as described below. We may also adopt various policies related to or in addition to such restructurings, including with respect to the acceleration of the lapse of restrictions on restricted stock or acceleration of the vesting of RSUs. We may also issue potential extraordinary grants to executive officers which could be based on performance measures, including stock price increase or other measures to be specified.

From time to time, we have also used employment agreements, change of control agreements, retention agreements, and other arrangements, including some with specified target or guaranteed bonus components, and extraordinary bonuses to attract, motivate and retain talented executives. Any such specific arrangements with our executive officers are summarized below.

Our Compensation Committee, with the assistance where appropriate of special project committees or advisors, approves and recommends to our Board that it approve the salaries, bonuses and other compensation of our executive officers. In addition, the Committee approves grants to executive officers under and otherwise administers the Incentive Plan and the Equity Plan.

From time to time, our Compensation Committee has engaged a compensation consultant in connection with its compensation decisions. With respect to 2023, Korn Ferry (the “Advisor”) advised the Committee. The Committee retained the Advisor to provide surveys, information, and other assistance with respect to pay practices and compensation levels at our peer group and other companies, and the Committee discussed with the Advisor all compensation arrangements for 2023. For 2023, the Committee and the Advisor also reviewed pay for performance considerations and metrics and other measures including GAAP and non-GAAP financial results, results of certain businesses such as Fenics, progress with respect to strategic transactions, growth in margins, front-office productivity, catalyst transactions, acquisitions, market share, total assets, and strategy and management responsibility, challenges and risk management, and other specific line items and measures in order to review additional performance metrics. The Committee reviewed the Company’s total revenues as a key performance measure for 2023. The Committee and the Advisor reviewed additional performance metrics for 2024, including the market penetration of the Company’s products and businesses in new geographies or markets, strategic acquisitions, joint ventures, and dispositions, and strategic hires or retention of key employees in competitive market conditions and considered various discretionary factors. The Committee reviewed this data with no particular weighting toward any specific metric or other factor. While the Committee does take into consideration such peer data and percentiles, the Committee does not attempt solely to benchmark our executive compensation against any level, range, or percentile of compensation paid at any other companies, does not apply any specific measures of internal or external pay equity in reaching its conclusions, and does not employ tally sheets, wealth accumulation, or similar tools in its analysis.

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

In attempting to strike an appropriate balance, our Compensation Committee seeks to provide our executive officers with an appropriately diversified mix of fixed and variable cash and non-cash compensation opportunities, time-based and performance-based awards, and short- and long-term incentives. In particular, our performance-based bonuses under our Incentive Plan have focused on a mix of Company-wide and product-specific operating and financial metrics, in some cases based upon our absolute performance and in other cases based upon our performance relative to our peer group or other companies. In addition, our Incentive Plan award opportunities provide for the exercise of considerable negative discretion by the Committee to reduce, but not increase, amounts granted to our executive officers under the Incentive Plan, and to take individual as well as corporate performance into account in exercising that discretion. Further, the Committee retains the discretion to pay out any amounts finally awarded under the Incentive Plan in equity, rather than cash, and to include restrictions on vesting, resale and forfeiture in any such equity.

Our policy for allocating between currently paid short- and long-term compensation is designed to ensure adequate base compensation to attract and retain talented executive officers, while providing incentives to maximize long-term value for our Company and our stockholders. Cash compensation is provided in the form of base salary to meet competitive salary norms and reward superior performance on an annual basis, and in the form of bonuses and awards for achievement of specific short-term goals or in the discretion of the Compensation Committee. Equity awards have traditionally rewarded superior performance against specific objectives and long-term strategic goals and assist in retaining executive officers and aligning their interests with those of our Company and our stockholders. From time to time, we may provide additional equity awards on a periodic basis to reward superior performance, which awards may provide further long-term retention incentives.

Base salaries for the following year are generally set for our executive officers at year-end meetings of our Compensation Committee or in the early part of the applicable year. At these meetings, the Committee also approves the incentive bonuses under our Incentive Plan and any discretionary bonuses for executive officers and grants of equity awards under our Equity Plan to our executive officers.

We provide long-term incentives to our executive officers through grants of equity awards which include RSAs, RSUs and other equity grants under our Equity Plan, with the number of awards determined by reference to the market price of a share of our Class A common stock on the date that the award was granted or such other date that awards to executive officers are made generally. Historically, grants under our Equity Plan that have had vesting provisions have had time-based, rather than performance-based, vesting schedules, although the plan is flexible enough to provide for performance-based awards.

At or around the year-end or first quarter Compensation Committee meetings, our Chairman of the Board and Chief Executive Officer, Mr. Lutnick, makes compensation recommendations to the Committee with respect to the other executive officers. Such executive officers are not present at the time of these deliberations. With respect to its determination of the Chief Executive Officer’s compensation, the Committee considers such information received from the Chief Executive Officer as it deems necessary or appropriate. The Committee deliberates on compensation decisions with respect to all executive officers other than Mr. Lutnick in the presence of Mr. Lutnick, and separately in executive sessions with the Advisor as to all executive officers, including Mr. Lutnick, outside of the presence of Mr. Lutnick. The Committee may accept or adjust Mr. Lutnick’s recommendations and makes the sole determination of the compensation of all of our executive officers. The Committee reviews and evaluates, at least annually, the performance and leadership of Mr. Lutnick as Chief Executive Officer. Based upon the results of this evaluation, and input from the Advisor, the Committee reviews and approves Mr. Lutnick’s compensation.

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

Timing of Awards

Equity awards to our executive officers that are in payment of Incentive Plan or discretionary bonuses are typically granted annually in conjunction with our Compensation Committee’s review of Company and individual performance of our executive officers, although interim grants may be considered and approved from time to time. The Committee’s annual review generally takes place at year-end meetings, which are generally held in the first quarter of each year, although the reviews may be held at any time and from time to time throughout the year. Grants to executive officers may be made on a mid-year or other basis in the event of business developments, changing compensation requirements or other factors, in the discretion of the Committee.

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

The exercise price of all exercisable equity-based compensation is set at the closing price of our Class A common stock on Nasdaq on the date of grant. With respect to limited partnership units prior to the Corporate Conversion and other equity-based awards in general, grants were made based on a dollar value, with the number of units or shares determined by reference to the market price of our Class A common stock on the date of grant or based on a specified number of awards.

Equity Plan Awards

It is the Compensation Committee’s general policy to award RSUs and other equity awards (or partnership awards prior to the Corporate Conversion) to our executive officers in order to align their interests with those of our long-term investors and to help attract and retain qualified individuals. Our Equity Plan permits the

Committee to grant restricted stock, stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents, and other stock-based awards, including, prior to the Corporate Conversion, to provide exchange rights for shares of our Class A common stock and cash settlement awards relating to BGC Holdings limited partnership units.

Our Compensation Committee retains the right to grant a combination of forms of such awards under our Equity Plan to executive officers as it considers appropriate or to differentiate among executive officers with respect to different types of awards. The Committee has also granted authority to Mr. Lutnick, our Chairman of the Board and Chief Executive Officer, and certain other members of our management to grant awards to non-executive officer employees of our Company under the Equity Plan and to establish sub-plans for such persons.

BGC Group Equity Plan

Under the BGC Group Equity Plan, individual awards may take the form of (i) stock options, including incentive stock options, which we refer to as “ISOs”; (ii) stock appreciation rights (“SARs”); (iii) RSAs, consisting of shares of our Class A common stock that are subject to restrictions on transferability and other possible restrictions, including forfeiture based upon the failure to satisfy employment-related or other restrictions; (iv) deferred stock, representing the right to receive shares of our stock in the future, such as RSUs; (v) bonus stock and awards in lieu of cash compensation, including in payment of bonuses under any incentive plan of BGC Partners or any successor plan; (vi) dividend equivalents, consisting of a right to receive cash, other awards or other property equal in value to dividends paid with respect to a specified number of shares of our stock; (vii) other stock-based awards, consisting of awards denominated or payable in, or the value of which is based in whole or in part upon the market or book value of, BGC Group Class A common stock; or (viii) cash awards, whether or not the value of which is based, in whole or in part, by reference to the market or book value of BGC Group Class A common stock. The grant price at which shares of BGC Group Class A common stock may be acquired pursuant to the exercise of stock options and SARs under the BGC Group Equity Plan may not be less than 100% of the fair market value of the shares of stock covered by such grant on the date of grant, measured at the closing market price of BGC Group Class A common stock on such date. Dividend equivalents may be paid, distributed or accrued in connection with any award issued under the BGC Group Equity Plan, including RSUs, whether or not vested, and under the BGC Group Equity Plan, an RSA agreement may provide that a participant waives any right to dividends. Awards granted under the BGC Group Equity Plan are generally not assignable or transferable, except by the laws of descent and distribution, unless permitted by the Compensation Committee or its designee.

The BGC Group Equity Plan provides for a maximum of 600 million shares of BGC Class A common stock that may be delivered or cash settled pursuant to the exercise or settlement of awards granted under the plan. As of April 2, 2024, after consideration of awards outstanding under the BGC Group Equity Plan, the BGC Group Equity Plan would allow for the grant of future awards relating to 470.7 million shares of BGC Class A common stock.

Retentive Nature of Equity Awards

We consider our RSUs to be highly retentive due to the long-term vesting and forfeiture provisions relating to these awards. These awards contain extended vesting schedules which we consider to be highly retentive and that vary based upon compensation level and role, which in most cases are largely dependent upon continued service.

In 2023, our executive officers held much of their personal net worth in a combination of our equity-based awards in addition to stock held outright. In 2023, Messrs. Lutnick, Merkel, Windeatt and Hauf held RSUs and Mr. Windeatt held RSAs. Messrs. Lutnick and Merkel held additional partnership interests in our parent Cantor. Messrs. Lutnick, Merkel and Windeatt held limited partnership interests in Newmark Holdings following the

Separation. As a result of the Corporate Conversion, our executive officers no longer hold any limited partnership units of BGC Holdings; however, Messrs. Hauf and Windeatt hold equity awards that are substitutes for the non-exchangeable limited partnership units of BGC Holdings that they held prior to the Corporate Conversion. As a result of the May 18, 2023 redemption and exchange transactions described under “—Standing Policy for Mr. Lutnick,” all of the outstanding partnership units held by Messrs. Lutnick and Merkel were redeemed on that date, and neither held any partnership units at the closing of the Corporate Conversion.

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

Prior to the Corporate Conversion, the BGC Partners Compensation Committee granted equity and partnership awards to our executive officers in a variety of ways under the BGC Partners Compensation Plans, including restricted stock, RSUs, exchange rights, cash settlement awards, options and other equity grants under the BGC Partners Equity Plan and non-exchangeable limited partnership unit awards under the Participation Plan. Grants of such awards may have different accounting treatment and may be reported differently in the compensation tables and related narratives depending upon the type of award granted and how and when it is granted. Going forward, our Compensation Committee may grant equity awards to our executive officers in a variety of ways under the BGC Group Compensation Plans, including RSUs, RSAs, cash awards, options and other equity awards under our Equity Plan. Grants of such awards may have different accounting and tax treatments and may be reported differently in the compensation tables and related narratives depending on the type of award granted and how and when it is granted.

For U.S. GAAP purposes, a compensation charge is recorded on PSUs, LPUs and similar limited partnership units if and when an exchange right is granted to such units to acquire shares of Class A common stock, and the charge is based on the market price of our Class A common stock on the date on which the exchange right is granted, regardless of when such exchange occurs.

Additionally, when the exchange actually occurs, a U.S. federal income tax deduction is generally allowed equal to the fair market value of a share of our Class A common stock on the date of exchange. In relation to this, prior to the Corporate Conversion there were certain LPUs in which a compensation charge is recorded ratably over the awards’ stated vesting schedule using the grant-date fair value. These LPUs vested into exchangeable units or Class A shares.

If shares of restricted stock granted are not subject to continued employment or service with us or any affiliate or subsidiary of ours, even if they are subject to compliance with our customary non-compete obligations, the grant-date fair value of the restricted stock will be expensed on the date of grant.

Furthermore, equity-based compensation expense recognized under U.S. GAAP during the period, for equity-based awards with a stated vesting schedule, is based on the value of the portion of equity-based payment awards that is ultimately expected to vest. The grant-date fair value of equity-based awards with a stated vesting schedule is amortized to expense ratably over the awards’ vesting periods. As this equity-based compensation expense recognized in the Company’s Consolidated Statements of Operations is based on awards ultimately expected to vest, it is reviewed for estimated forfeitures. Further, forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In cases where actual forfeitures change original forfeiture assumptions, then an adjustment to previously recognized compensation cost and the related deferred tax asset will be recorded. In addition, equity-based compensation for LPU awards with no stated vesting schedule is recognized at fair value on the date the award is granted exchangeability or is redeemed in connection with the issuance of shares of common stock.

For tax purposes, a U.S. federal income tax deduction is generally allowed on RSUs and restricted stock when the vesting occurs. The tax deduction for RSUs and restricted stock generally is measured as the restrictions lapse (i.e., as the employee vests in the award). At that time, the Company will determine if there is any excess tax benefit or deficiency by reference to the current stock price in relation to the grant date fair value.

Compensation Recovery/Clawback Policy

The Company has adopted a Clawback Policy for its executive officers effective as of December 1, 2023, with retroactive applicability to October 2, 2023. The Clawback Policy applies to Incentive-Based Compensation. The Clawback Policy provides for recovery of Incentive-Based Compensation received by a covered person in the event of an accounting restatement due to material noncompliance with financial reporting requirements that is in excess of the Incentive-Based Compensation that such person would have received based upon the restated financial reporting measure. The Clawback Policy applies to Incentive-Based Compensation and not to compensation that is purely discretionary or based on subjective goals or goals unrelated to financial reporting measures.

2023 Compensation Actions Taken by the Compensation Committee

The compensation approved by our Compensation Committee and paid to our executive officers for 2023 is described in full in our Summary Compensation Table herein and the footnotes thereto. Below are descriptions of the various considerations and actions taken by our Compensation Committee for the determination of year-end compensation for our executive officers.

Consideration of Peer Data for 2023 and Other Factors

As part of its compensation process, in addition to qualitative and strategic factors, the Compensation Committee considered various peer, financial and market metrics by reviewing the latest public financial information available at the time as compared with the disclosed growth of these same metrics for BGC’s traditional public peers, Compagnie Financière Tradition SA and TP ICAP Group plc, compared to the prior year. These metrics included total consolidated revenue, year-to-date share price change, and other financial measures including financial results, results of certain businesses such as Fenics, changes in margins and growth of our Data, Network and Post-trade businesses. The Committee also reviewed the year-on-year growth of the Company’s inter-dealer broker market share as compared to its peers over the same time frame. Further, the Committee also considered the year-on-year growth of total Fenics revenue as compared with the average total revenue growth for publicly listed trading platforms (e.g., Tradeweb and MarketAxess) and certain exchanges like CME over the same time frame. The data indicated that growth in margins, growth in Data, Network and Post-trade revenues, growth in inter-dealer broker market share and front office productivity per employee each outpaced industry peers over the time periods presented.

Performance data, including both financial and market data, are often reviewed by the Committee as presented by management and by the Advisor. As part of its compensation process, the Committee reviewed this peer data broadly and as part of its mix of factors, with no particular weighting toward any specific metric or other factor. Further, as discussed under “—Overview of Compensation and Processes,” while we use market data from peer companies as a reference point for evaluating our executive compensation program among other qualitative and quantitative factors, we do not benchmark against any specific compensation level or metric.

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

We generally establish base pay at levels comparable to our peer group and other companies which employ similarly skilled personnel, including CME Group, Inc., Compagnie Financière Tradition SA, Evercore Inc., Houlihan Lokey, Inc., Interactive Brokers Group, Inc., Intercontinental Exchange, Inc., Lazard Ltd., LPL Financial Holdings Inc., MarketAxess Holdings, Inc., Nasdaq, Inc., Oppenheimer Holdings Inc., Piper Sandler Companies, Raymond James Financial, Inc., The Charles Schwab Corporation, Stifel Financial Corp., TP ICAP Group plc, Tradeweb Markets Inc. and Virtu Financial, Inc. While we determine these levels by reviewing publicly available information with respect to our peer group of companies and others, we have not traditionally engaged in benchmarking against a certain market percentile or otherwise, either individually or in aggregate.

For each of the executive officers, in 2023 the Company allocated and paid an appropriate portion of their cash and equity-based compensation in respect of their approximate time spent on BGC matters and specifically allocated such compensation to BGC, as appropriate and applicable. In addition, Mr. Lutnick and Mr. Merkel received certain equity-based compensation directly from Newmark. Messrs. Lutnick, Merkel, Windeatt and Hauf have spent approximately 50%, 35%, 100% and 100% of their working time, respectively, on BGC matters in 2023, although these percentages may vary during 2024 depending on business developments at BGC, Newmark, Cantor or any of our or Cantor’s affiliates.

Base Salaries for 2023

Annual base salary rates for 2023 were established at a meeting in April 2023 by the BGC Partners Compensation Committee, based on the continuing qualifications, experience and responsibilities of our executive officers, and were carried over for BGC Group as part of the Corporate Conversion. The base salary rates for 2023 were continued at $1,000,000 for Messrs. Lutnick and Merkel. The base salary rate for Mr. Windeatt increased from £600,000 in 2022 to £700,000 in 2023 (approximately $870,240 as of April 18, 2023) in connection with his additional responsibilities and duties related to broker management and the execution of the 2023 Deed of Amendment (as defined below). See “—Employment Agreements and Deeds of Adherence” for more information. The base salary rate for Mr. Hauf increased from $600,000 in 2022 to $700,000 in 2023 in connection with his additional financial efforts and responsibilities.

Base Salaries for 2024

Annual base salary rates for 2024 were established in March 2024 by our Compensation Committee for all of our executive officers. In setting the base rates for 2024, the Committee considered the qualifications, experience and responsibilities of our executive officers. The base salary rates for 2024 were continued at $1,000,000 for Messrs. Lutnick and Merkel, $700,000 for Mr. Hauf, and £700,000 (approximately $896,000 as of March 7, 2024) for Mr. Windeatt.

Incentive Plan Awards

We generally intend to award performance-based compensation in the form of bonuses to our executive officers, including pursuant to the Incentive Plan. The Compensation Committee believes that such performance-based compensation appropriately aligns the interests of our executive officers with the interests of our stockholders.

With respect to each performance period, our Compensation Committee specifies the applicable performance criteria and targets to be used under the Incentive Plan for that performance period. These performance criteria, which may vary from participant to participant, will be determined by the Committee and may be based upon one or more of the following performance measures and may be expressed on an absolute and/or relative basis and on a GAAP or non-GAAP basis:

•	pre-tax or after-tax net income;

•	pre-tax or after-tax operating income;

•	total or gross revenues or similar items;

•	profit, earnings or other margins;

•	stock price, dividends and/or total stockholder return;

•	EBITDA measures;

•	cash flow(s);

•	market share;

•	pre-tax or after-tax earnings per share;

•	pre-tax or after-tax operating earnings per share;

•	expenses;

•	return on investment or equity;

•	environmental, social, and governance, sustainability, or similar criteria; or

•

strategic business criteria, consisting of one or more objectives based upon meeting specific revenue, market penetration, or geographic business expansion goals, cost targets and goals relating to acquisitions or divestitures or any combination thereof or similar objectives or criteria as determined by the Compensation Committee.

The actual Incentive Plan bonus paid to any given participant at the end of a performance period is based upon the extent to which the applicable performance goals for such performance period are achieved, subject to the exercise of negative discretion by the Compensation Committee, and may be paid in cash or in equity awards. These awards also serve as incentives for future performance and retention.

In addition, from time to time, our Compensation Committee may provide for target or guaranteed bonuses in employment or other agreements in order to attract and retain talented executives, or may grant ad hoc discretionary bonuses when an executive officer is not eligible to participate in the Incentive Plan award opportunities for that performance period or when it otherwise considers such bonuses to be appropriate. Such bonuses may also be paid in cash or in equity awards.

In connection with the Corporate Conversion, BGC Group assumed and adopted the BGC Partners Incentive Plan, as amended and restated as the BGC Group Incentive Plan. In connection with such amendment and restatement, certain modifications were made to reflect the Corporate Conversion and to update and clarify certain matters, including removing the references to the Participation Plan, which was terminated in connection with the Corporate Conversion; removing the provisions previously related to Section 162(m) of the Code; broadening and modernizing the scope of performance goals under the plan; clarifying that the plan is unfunded; and clarifying that awards under the plan will be binding on successors of BGC Group.

Incentive Plan Bonus Goals for 2023

In April 2023, our Compensation Committee determined that Messrs. Lutnick, Merkel, Windeatt and Hauf would be participating executives for 2023 in our Incentive Plan. In the case of our U.K.-based executive officer, Mr. Windeatt, the bonus award opportunities are governed by the Incentive Plan and administered by the Committee.

For 2023, the Compensation Committee used the same performance criteria for all executive officers and set a bonus for 2023 equal to the maximum value allowed for each individual pursuant to the terms of the Incentive Plan (i.e., $25 million), provided that (i) the Company achieved operating profits or distributable earnings for 2023, as calculated on substantially the same basis as the Company’s financial results press release for 2022, or (ii) the Company achieved improvement or percentage growth in gross revenue or total transaction volumes for any product for 2023 as compared to 2022 over any of its peer group members or industry measures, as reported in the Company’s 2023 financial results press release, in each case calculated on substantially the same basis as in the Company’s financial results press release for 2022 and compared to the most recently available peer group information or industry measures, in each case subject to any appropriate corporate adjustment to reflect stock splits, reverse stock splits, mergers, spin offs or any other extraordinary corporate transactions in accordance with the Incentive Plan, the Equity Plan and the Participation Plan, as applicable, each of which we refer to as a “Performance Goal.”

The Compensation Committee determined that the payment of any such amount may be in the form of cash, shares of our Class A common stock, other equity awards permitted under our Equity Plan or otherwise. The Committee, in its sole and absolute discretion, retained the right to reduce the amount of any Incentive Plan bonus payment based upon any factors it determines, including whether and the extent to which the Performance Goals or any other corporate, as well as individual, performance objectives have been achieved.

Incentive Plan Bonuses Awarded for 2023

On March 7, 2024, having determined that the Performance Goals established in the first quarter of 2023 had been met for 2023, our Compensation Committee made awards to the participating executive officers for 2023 under our Incentive Plan, with some adjustments by the Compensation Committee on March 22, 2024. The equity awards were granted using a stock price of $8.43 and provided a combination of short- and long-term incentives that align the Company’s financial performance with its executive compensation. In addition to short-term cash compensation awarded to the participating executives, the Committee awarded significant portions of its 2023 compensation to the participating executives in the form of equity awards, which included RSUs and RSUs-LLP in the case of Mr. Windeatt. The approval and issuance of the equity awards was effective April 1, 2024.

In making its bonus determinations for 2023, our Compensation Committee considered various qualitative and quantitative compensation factors, including the Performance Goals, the retentive effect of the payment of appropriate compensation for each executive officer, and the Company’s financial performance as a whole and the performance of various business lines, including as compared to peer data. The impact of any of these measures during 2023 or beyond may materially impact the value of current and previous equity awards, thus aligning the interests of the executive officers with those of our stockholders. The Compensation Committee also considered the pay practices of the Company’s peer group and other companies, including a compensation survey prepared by, and advice from, the Advisor. By choosing to pay a portion of each executive’s award in equity, the Compensation Committee expects to incentivize our executive officers with respect to future performance and encourage ongoing contributions to management, our results and our existing and future businesses. The specific Incentive Plan awards to our executive officers were as follows:

•	Mr. Lutnick’s 2023 award consisted of an aggregate bonus of $14,000,000 and was paid (i) $3,000,000 in current cash compensation and (ii) $11,000,000 in a long-term award of 1,304,864 RSUs, granted using a stock price of $8.43 and which vest ratably one-fifth (1/5th) on each of the first (1st) through fifth (5th) anniversaries of the grant date provided he is still substantially providing services to BGC on each vesting date, and contingent upon BGC and its affiliates generating at least $5 million in revenue for the quarter in which the vesting occurs. The aggregate value of the bonus for Mr. Lutnick is $2,000,000 higher than what Mr. Lutnick was awarded with respect to calendar year 2022. In making this discretionary award, the Committee focused on Mr. Lutnick’s leadership efforts and strategic guidance and emphasis on positioning the Company for expected future results and the results of various business metrics.

•

Mr. Merkel’s 2023 award consisted of an aggregate bonus of $1,300,000 and was paid (i) $650,000 in current cash compensation and (ii) $650,000 paid in a long-term award of 77,106 RSUs, granted using a stock price of $8.43 and which vest ratably one-fifth (1/5th) on each of the first (1st) through fifth (5th) anniversaries of the grant date provided he is still substantially providing services to BGC on each vesting date, and contingent upon BGC and its affiliates generating at least $5 million in revenue for the quarter in which the vesting occurs. The aggregate value of the bonus for Mr. Merkel is $300,000 higher than what Mr. Merkel was awarded with respect to calendar year 2022. In making this discretionary award, the Committee considered his role in managing legal and regulatory issues during the year, his guidance on regulatory and other matters and overall leadership of business, legal and regulatory matters in 2023.

•

Mr. Windeatt’s 2023 award consisted of an aggregate bonus of £1,758,000 ($2,251,822 as of March 7, 2024) and was paid (i) £500,000 in current cash compensation; and (ii) £1,258,000 in two long-term awards as follows: (x) 60,095 RSUs, granted using a stock price of $8.43 and which vest ratably one-fifth (1/5th) on each of the first (1st) through fifth (5th) anniversaries of the grant date provided he is still substantially providing services to BGC on each vesting date, and contingent upon BGC and its affiliates generating at least $5 million in revenue for the quarter in which the vesting occurs and (y) 131,053 RSUs-LLP, granted using a stock price of $8.43 and which vest April 1, 2027 provided he still remains a member in good standing of the U.K. Partnership on the vesting date and has complied at all times with his then-current Deed of Adherence with the U.K. Partnership and all other agreements with BGC and its affiliates, that U.K. Partnership senior management has reasonably determined that he has at all times satisfactorily performed his duties for the U.K. Partnership, taking into account, inter alia, as applicable, his performance evaluation(s) and adherence to regulatory obligations, compliance requirements, and applicable laws, and contingent upon BGC and its affiliates generating at least $5 million in revenue for the quarter in which the vesting occurs. The RSUs-LLP reflect the revised design and terms of the U.K. Partnership structure generally based on current tax guidance. The aggregate value of the bonus for Mr. Windeatt is £350,000 higher than what Mr. Windeatt was awarded with respect to calendar year 2022. In making this discretionary award, the Committee considered his responsibilities and duties including management of brokerage relationships and brokers, and the Company’s financial performance. See also “Historical Events and their Impact on Our Compensation—Historical Discretionary and Retentive Partnership Opportunities Prior to the Corporate Conversion” for more information regarding other amounts attributed to compensation for 2023 by the Compensation Committee.

•

Mr. Hauf’s 2023 award of $650,000 was paid (i) $312,500 in current cash compensation; (ii) $337,500 in a long-term award of 40,036 RSUs granted using a stock price of $8.43 and which vest ratably one-fifth (1/5th) on each of the first (1st) through fifth (5th) anniversaries of the grant date provided he is still substantially providing services to BGC on each vesting date, and contingent upon BGC and its affiliates generating at least $5 million in revenue for the quarter in which the vesting occurs. In making this discretionary award, the Committee considered his strong efforts in managing the financial reporting function and problem-solving and strategy.

For all compensation that relied upon converting U.S. dollars into pounds, the GBP FX exchange rate on March 7, 2024, the date that our Compensation Committee approved the 2023 year-end compensation, was used, which was 1.2809 USD to 1 GBP.

In 2023, the Incentive Plan cash bonus for Messrs. Lutnick, Merkel, Windeatt, and Hauf as a percentage of the overall total compensation paid to them by BGC was approximately 20%, 28.26%, 18.18%, and 23.15%, respectively.

Incentive Plan Bonus Goals for 2024

In March 2024, our Compensation Committee determined that Messrs. Lutnick, Merkel, Windeatt and Hauf, our executive officers, would be participating executives for 2024 in our Incentive Plan. For 2024, the Committee used the same performance criteria for all executive officers and set a bonus for 2024 equal to the maximum value allowed for each individual pursuant to the terms of the Incentive Plan (i.e., $25 million), provided that (i) the Company achieves operating profits or Adjusted Earnings annually for 2024, as calculated on substantially the same basis as in the Company’s earnings release for the fiscal year ended December 31, 2023, (ii) the Company achieves improvement or percentage growth in gross revenue or total or net transaction volumes for any product for 2024 as compared to 2023 over any of its peer group members or other industry measures, as reported in the Company’s earnings release for the fiscal year ended December 31, 2024, in each case calculated on substantially the same basis as in the Company’s 2023 earnings release and compared to the most recently available peer group information or other industry measures, (iii) the Company increases its market penetration for any product or business into any new market or geography in 2024 as compared to 2023, (iv) the Company achieves the successful execution in 2024 of any material, significant, accretive, or strategic acquisition, entry into any joint venture, or disposition of any business or asset, (v) the Company achieves in 2024 the strategic hire or retention of key personnel in competitive market conditions, or (vi) the Company achieves in 2024 other strategic or significant performance as recognized by the Compensation Committee in its sole discretion (collectively, the “2024 Performance Goals”).

The 2024 Performance Goals, in each case, are expected to be reviewed by the Compensation Committee with no particular weighting toward any specific 2024 Performance Goal or other factor and are subject to any appropriate corporate adjustment to reflect stock splits, reverse stock splits, mergers, spin offs or any other extraordinary corporate transactions. As each of the Company’s executive officers also provides services to certain of our operating partnerships and subsidiaries, potential bonuses for 2024 are also on behalf of all such operating partnerships and subsidiaries, as may be applicable.

The Compensation Committee determined that the payment of any such amount may be in the form of cash, shares of Class A common stock, or other equity awards permitted under our Equity Plan. The extent determined to reflect the portion of an executive officer’s compensation related to services performed for a particular subsidiary, entity or affiliate, as noted above, the cost of compensation awarded under any of the BGC Group Compensation Plans shall be borne by such operating partnership or entity. The Committee, in its sole and absolute discretion, retains the right to reduce the amount of any Incentive Plan bonus payment based upon any factors it determines, including whether and the extent to which the 2024 Performance Goals or any other corporate, as well as individual, performance objectives have been achieved. The Committee further retains discretion to authorize bonuses and other awards to the participating executives regardless of whether or not such bonuses and awards are tax deductible under tax law in effect at the time of such bonuses and awards.

Change in Control Agreements

Prior to the Corporate Conversion, upon the signing of any agreement that would result in a “Change in Control” (as defined in the Amended and Restated Change in Control Agreements entered into by Messrs. Lutnick and Merkel and the applicable Deeds of Adherence entered into by Mr. Windeatt), (1) any NPSUs held by the foregoing executives would be replaced by exchangeable PSUs/PPSUs or LPUs/PLPUs (i.e., such PSUs and LPUs would be exchangeable for shares of Class A common stock and PPSUs and PLPUs would be exchangeable for cash), and (2) any non-exchangeable BGC Holdings PSUs/PPSUs and LPUs/PLPUs held by the foregoing executives would become immediately exchangeable, which exchangeability could be exercised in connection with such “Change in Control,” except that, with respect to (1) and (2), 9.75% of Mr. Windeatt’s

LPUs/PLPUs would be deemed to be redeemed for zero in proportion to such exchanges of LPUs/PLPUs in accordance with the customary LPU/PLPU structure. See “Executive Compensation—Potential Payments Upon Change in Control—Change in Control Agreements” and “Executive Compensation—Potential Payments Upon Change in Control—Employment Agreements and Deeds of Adherence” for more information.

The entry into the Corporate Conversion agreement and completion of the Corporate Conversion was not a “Change in Control” as defined in the Amended and Restated Change in Control Agreements entered into by Messrs. Lutnick and Merkel and the applicable Deeds of Adherence entered into by Mr. Windeatt. In connection with the Corporate Conversion, the Change in Control Agreements we entered into with Messrs. Lutnick and Merkel were assumed by BGC Group, with such modifications thereto as necessary to reflect the Corporate Conversion.

Presently, upon the signing of any agreement that would result in a “Change in Control” (as defined in the Amended and Restated Change in Control Agreements entered into by Messrs. Lutnick and Merkel and the applicable Deeds of Adherence entered into by Mr. Windeatt), unless otherwise provided in the applicable award agreement, all stock options, restricted stock units, and other awards based on shares of the Company’s Class A Common Stock and Class B Common Stock, as well any associated Tax Accounts would vest in full and become immediately exercisable, as applicable. See “Executive Compensation—Potential Payments Upon Change in Control—Change in Control Agreements” and “Executive Compensation—Potential Payments Upon Change in Control—Employment Agreements and Deeds of Adherence” for more information.

Transactions with Executive Officers and Directors

From time to time, the Compensation Committee generally approves the acceleration of the vesting of RSUs or other awards or other repurchase or monetization transactions (and prior to the Corporate Conversion, the monetization of previously issued and outstanding partnership units) in order to provide liquidity to the executives taking into consideration the retentive impact of the remaining awards held by the executives.

2021 Actions Regarding Outstanding Awards

On February 22, 2021, the Compensation Committee approved the grant to Mr. Windeatt of 123,713 exchange rights with respect to 123,713 non-exchangeable LPUs that were previously granted to Mr. Windeatt on February 22, 2019. The resulting 123,713 exchangeable LPUs were immediately exchangeable by Mr. Windeatt for an aggregate of 123,713 shares of BGC Class A common stock. Additionally, the Compensation Committee approved the right to exchange for cash 28,477 non-exchangeable PLPUs held by Mr. Windeatt, for a payment of $178,266 for taxes when the LPU units were exchanged.

Effective April 1, 2021, consistent with the schedule previously approved by the Compensation Committee, 100,000 BGC Holdings NLPUs and 45,454 Newmark Holdings NLPUs held by Mr. Windeatt were cancelled and replaced by 100,000 non-exchangeable BGC Holdings LPUs and 45,454 non-exchangeable Newmark Holdings LPUs.

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

On December 21, 2021, Mr. Lutnick exercised his pre-existing conversion and redemption rights to (i) convert his 376,651 non-exchangeable PSU-Hs into 376,651 non-exchangeable BGC Holdings HDUs with a capital account of $2,339,000 and redeem his 463,969 non-exchangeable PPSU-Hs associated with such PSU-Hs for a tax payment of $2,661,000, and (ii) redeem his 425,766 exchangeable BGC Holdings PPSUs for a tax payment of $1,525,706. In addition to the foregoing, on December 21, 2021, Mr. Lutnick accepted and exercised certain of his monetization rights under the BGC standing policy, as described below.

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

(ii) the redemption of 88,636 non-exchangeable BGC Holdings PSUs pursuant to Mr. Lutnick’s rights under his existing standing policy, and the issuance of 88,636 shares of BGC Class A common stock; and

(iii) the conversion of 1,131,774 non-exchangeable BGC Holdings PSU-Hs into 1,131,774 non-exchangeable BGC Holdings HDUs and $7,983,000 paid to Mr. Lutnick pursuant to the redemption of Mr. Lutnick’s BGC Holdings PPSUs with H-Rights.

2022 Actions Regarding Outstanding Awards

On March 14, 2022, the Compensation Committee approved the conversion of Mr. Windeatt’s 183,370 non-exchangeable BGC Holdings NLPUs into 183,370 non-exchangeable BGC Holdings LPUs and 98,738 non-exchangeable BGC Holdings NPLPUs into 98,738 non-exchangeable BGC Holdings PLPUs with a determination amount of $2.84 per unit. On March 14, 2022, the Committee approved the conversion of twenty percent (20%) of Mr. Windeatt’s 458,425 NLPUs and 246,844 NPLPUs into non-exchangeable BGC Holdings LPUs and PLPUs for each of calendar years 2020 through 2025. As a result, because such award was included for calendar years 2020 and 2021, forty percent (40%) of such award was converted in 2022.

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

2023 Actions Regarding Outstanding Awards

On April 1, 2021, the Compensation Committee granted Mr. Windeatt 128,279 non-exchangeable BGC Holdings LPUs. Pursuant to the exchange rights schedule of the grant, on April 1, 2023, the 128,279 non-exchangeable BGC Holdings LPUs became immediately exchangeable. On June 8, 2023, the Company repurchased all of Mr. Windeatt’s 128,279 exchangeable BGC Holdings LPUs at a price of $4.79 per unit, which was the closing price of a share of our Class A common stock on June 8, 2023.

On May 18, 2023, all of Messrs. Merkel’s and Lutnick’s BGC Holdings LPUs were redeemed or exchanged. See “—Standing Policy for Mr. Lutnick.”

See “Historical Events and their Impact on Our Compensation—Compensation Actions Taken in Connection with the Corporate Conversion” and “—Standing Policy for Mr. Lutnick” for a discussion of the treatment of partnership unit awards held by our executive officers in connection with the Corporate Conversion.

On July 10, 2023, the Compensation Committee approved accelerating the vesting of 720,509 of the Company’s RSUs held by Mr. Windeatt (calculated based upon the closing price of the Company’s Class A common stock on July 10, 2023 which was $4.45) and the vesting of $780,333 of the RSU Tax Account held by Mr. Windeatt. Such RSUs and RSU Tax Account amount vested on July 12, 2023, and the total value of this transaction was approximately $3,986,600.

Standing Policy for Mr. Lutnick

BGC Group Standing Policy

On July 1, 2023, in connection with the Corporate Conversion, the Board of Directors and Audit Committee of BGC Group approved the BGC Group standing policy, which provides Howard W. Lutnick the same right, subject to certain conditions, to accept or waive opportunities that have previously been offered, or that may be offered in the future, to any other BGC Group executive officer to participate in (i) any opportunity to monetize or otherwise provide liquidity with respect to some or all of his BGC Group equity awards, or to accelerate the lapse of or eliminate any restrictions on transferability with respect to shares of BGC Group Class A common stock, as well as (ii) any opportunity to change or modify the terms of any equity interest or awards of BGC Group.

Under the policy, Mr. Lutnick shall be treated no less favorably than, and in proportion to, any other executive officer with respect to the change, right or modification of equity awards, which include but are not limited to, opportunities (i) to have stock, RSUs, restricted stock or other equity or similar grants or replaced by other stock or equity; (ii) to have stock awards, RSUs or equity received upon such replacement redeemed by BGC Group for cash; (iii) to accelerate the lapse of or eliminate any restrictions on transferability with respect to RSUs, restricted shares, equity grants or any similar stock or equity awards of Class A common stock; and (iv) to replace non-distributing equity units with distributing equity and replace any preferred equity with non-preferred equity. The policy may also include vesting or exchange of equity and the issuance of new shares, RSUs, RSAs, equity grants or any stock or equity awards.

Under the policy, Mr. Lutnick shall have the right to accept or waive in advance some or all of the foregoing offers of opportunities that the Company may offer to any other executive officer. In each case, Mr. Lutnick’s right to accept or waive any opportunity offered to him to participate in any such opportunity shall be cumulative (and, accordingly, Mr. Lutnick would again have the right to accept or waive the opportunity to participate with respect to such portion previously waived if and when any additional opportunity is offered to any other executive officer) and shall be equal to the greatest percentage of shares of stock, RSUs, RSAs, equity grants or any similar stock or equity awards in BGC Group with respect to which any other executive officer has been or is offered with respect to all of such opportunities. This policy may result in grants to him of vesting or the issuance of new shares or units, equity awards or similar awards in BGC Group, or the acceleration of the lapse of restrictions on transferability of shares of stock, RSUs, restricted stock or other equity or similar interests owned by him if a future triggering event under the policy occurs.

As of April 26, 2024, Mr. Lutnick’s balance under the standing policy was zero.

Historical BGC Partners Standing Policy prior to the Corporate Conversion

In December 2010, as amended in 2013 and in 2017, the BGC Partners Audit Committee and Compensation Committee approved a standing policy that gave Mr. Lutnick the same right, subject to certain conditions, to accept or waive opportunities offered to other executive officers to monetize or otherwise provide liquidity with respect to some or all of their limited partnership units of BGC Holdings or to accelerate the lapse of or eliminate any restrictions on equity awards, and provided generally that Mr. Lutnick would be treated no less favorably than, and in proportion to, any other executive officer with respect to the change, right or modification of partnership or equity awards. The description of the standing policy prior to the Corporate Conversion was generally consistent with the existing policy except that it included partnership units, which are no longer outstanding following the Corporate Conversion. Mr. Lutnick historically has elected to waive his right to participate in most such opportunities under the standing policy.

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

The Compensation Committee’s approval of monetization of certain of Mr. Merkel’s non-exchangeable BGC holdings on December 21, 2021 as described above triggered Mr. Lutnick’s cumulative rights under the BGC standing policy. On December 21, 2021, Mr. Lutnick accepted and exercised his rights pursuant to the BGC standing policy for the following transactions only: (i) redemption of 1,486,003 non-exchangeable BGC Holdings PPSUs for a tax payment of $8,645,800, for which he had previously waived his right; (ii) redemption of 453,893 non-exchangeable BGC Holdings PPSUs for tax payment of $2,206,003, for which he received the right on December 21, 2021; and (iii) redemption of 2,011,731 non-exchangeable BGC Holdings PSUs for zero and delivery of 2,011,731 shares of BGC Class A common stock, based upon the closing BGC Class A common stock price of $4.57 per share, for which he had previously waived his right. Other than accepting the foregoing, Mr. Lutnick elected to waive his rights under the BGC standing policy one-time, with such future opportunities to exercise his rights to be cumulative, with respect to 7,392,805 non-exchangeable BGC Holdings PSUs.

On March 14, 2022, pursuant to the terms of the “NEW” awards previously approved by our Compensation Committee and issued to Mr. Windeatt effective March 2, 2020, such “NEW” awards became exchangeable which triggered Mr. Lutnick’s right under the standing policy. Mr. Lutnick elected to waive such rights one-time with such future opportunities to exchange to be cumulative. The number of Mr. Lutnick’s units for which he waived exchangeability was 7,616,800 non-exchangeable BGC Holdings PSUs, which was also the balance as of December 31, 2022.

In connection with the Corporate Conversion, on May 18, 2023 the BGC Partners Compensation Committee approved the redemption of all of the non-exchangeable BGC Holdings units held by Mr. Stephen Merkel at that time. On May 18, 2023, Mr. Merkel’s 148,146 NPSU-CVs, 33,585 PSU-CVs, and 74,896 PSUs were redeemed for zero and an aggregate of 256,627 shares of Class A common stock were granted to Mr. Merkel, and 148,146 NPPSU-CVs with a total determination amount of $681,250 and 33,585 PPSU-CVs with a total determination amount of $162,500 were redeemed for an aggregate cash payment of $843,750. After deduction of shares of BGC Partners Class A common stock to satisfy applicable tax withholding through the surrender of shares of BGC Partners Class A common stock valued at $4.61 per share, Mr. Merkel received 196,525 net shares of Class A common stock

Since Mr. Lutnick had previously repeatedly waived his rights under the standing policy, as of May 18, 2023 his rights had accumulated for 7,879,736 non-exchangeable PSUs, and 103,763 non-exchangeable PPSUs with a determination amount of $474,195. Due to the May 18, 2023 monetization of all of Mr. Merkel’s then-remaining non-exchangeable BGC Holdings units, on such date Mr. Lutnick received additional incremental monetization rights for his then-remaining 3,452,991 non-exchangeable PSUs, and 1,348,042 non-exchangeable PPSUs with a determination amount of $6,175,805.

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

We offer medical, dental, and life insurance, short- and long-term disability insurance and a 401(k) plan to all employees on a non-discriminatory basis. Medical insurance premiums are charged to certain of our employees at varying levels based on total cash compensation, and all of our executive officers were charged at the maximum contribution level in light of their compensation. Certain of our executive officers living in London have in the past received certain additional private medical benefits.

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis, which we refer to as the “CD&A,” set forth herein with management of the Company and, based on such review and discussions, the Compensation Committee recommended to the Company’s Board of Directors that the CD&A be included herein.

Dated: April 26, 2024

THE COMPENSATION COMMITTEE

Linda A. Bell, Chair
David P. Richards
Arthur U. Mbanefo
William Addas

EXECUTIVE COMPENSATION

Summary Compensation Table

(a) Name and Principal Position	(b) Year	(c) Salary($)	(d) Bonus ($)	(e) Equity Awards (Related to Prior Periods) ($)(1)(2)	(f) Option Awards ($)	(g) Non-Equity Incentive Plan Compensation ($)(3)		(h) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(i) All Other Compensation ($)(4)	(j) Total ($)
Howard W. Lutnick,	2023	1,000,000	—	2,044,535	—	14,000,000		—	—	17,044,535
Chairman of the Board of Directors and Chief Executive Officer	2022	1,000,000	—	—	—	12,000,000		—	—	13,000,000
	2021	1,000,000	—	7,831,243	—	11,000,000		—	—	19,831,243

Stephen M. Merkel,	2023	1,000,000	—	—	—	1,300,000		—	—	2,300,000
Executive Vice President and General Counsel	2022	1,000,000	—	—	—	1,000,000		—	—	2,000,000
	2021	1,000,000	—	—	—	750,000		—	—	1,750,000

Sean A. Windeatt,	2023	896,630	—	1,220,725	—	2,251,822	(6)	—	420,002	4,789,179
Chief Operating Officer(5)	2022	745,920	—	—	—	2,113,440		—	—	2,859,360
	2021	782,880	—	334,695	—	1,565,760		—	—	2,683,335

Jason W. Hauf	2023	700,000	—	—	—	650,000		—	—	1,350,000
Chief Financial Officer(7)	2022	344,083	—	—	—	650,000		—	—	994,083

(1)

Column (e) does not include units, or the monetization thereof, that have previously appeared in prior years and were reflected in column (g) of the table for each of those prior years at their full notional dollar values. Accordingly, the subsequent monetization of these units previously reported at full notional value does not appear again in column (e).

See “Historical Events and their Impact on Our Compensation—Compensation Actions Taken in Connection with the Corporate Conversion,” “Compensation Discussion and Analysis—Standing Policy for Mr. Lutnick,” “Compensation Discussion and Analysis—2021 Actions Regarding Outstanding Awards,” “Compensation Discussion and Analysis—2022 Actions Regarding Outstanding Awards” and “Compensation Discussion and Analysis—2023 Actions Regarding Outstanding Awards” for a discussion of the monetization events relating to these previously reported units.

(2)

The 2023 amount of $2,044,535 under column (e) for Mr. Lutnick represents the aggregate fair value of the redemption of 443,500 BGC Holdings PSUs for zero and the issuance of 443,500 shares of BGC Class A Common stock at $4.61 per share as a result of the May 18, 2023 exercise of Mr. Lutnick’s monetization rights under the standing policy. These 443,500 BGC Holdings PSUs were issued to Mr. Lutnick in connection with the monetization of long-term incentive awards originally issued to Mr. Lutnick in 2019 in the form of NPSUs, which were not previously included in column (g) at full notional value. They were included in the 11,332,727 BGC Holdings PSUs which were redeemed for zero and the 11,332,727 shares of BGC Class A Common Stock issued on May 18, 2023. The remaining 10,889,227 BGC Holdings PSUs which were redeemed had been issued to Mr. Lutnick in connection with previous year-end compensation grants under the BGC Incentive Plan and were previously included under column (g) at full notional value for the applicable period. See “Compensation Discussion and Analysis—Standing Policy for Mr. Lutnick” for more information on the standing policy.

The 2023 amount of $1,220,725 under column (e) for Mr. Windeatt represents the fair value of $1,218,494 of 275,055 RSUs issued to Mr. Windeatt on July 1, 2023 in connection with the Corporate Conversion and the incremental value of $2,231 in connection with their vesting on July 12, 2023. These RSUs were issued to Mr. Windeatt in exchange for certain long-term incentive awards in the form of former NLPUs granted to Mr. Windeatt in 2021, which were not previously included in column (g) at full notional value and converted into RSUs in connection with the Corporate Conversion. Column (e) does not include the other RSUs and/or RSAs issued to Messrs. Windeatt and Hauf in connection with the Corporate Conversion because they were issued in substitution of long-term incentive awards previously included in column (g) at full notional value. See “Historical Events and their Impact on Our Compensation—Compensation Actions Taken in Connection with the Corporate Conversion” for more information.

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

(3)

The amounts in column (g) reflect the bonus awards to the named executive officers under our Incentive Plan. The awards represented in column (g) for 2023 were approved on March 7, 2024 with additional adjustments to Mr. Merkel’s award approved on March 22, 2024. The approval and issuance of the equity portions of the awards were effective April 1, 2024, reflecting a stock price of $8.43 per share. The awards represented in column (g) for 2022 were made on April 18, 2023 and reflected a stock price of $4.59 per share. The awards represented in column (g) for 2021 for Mr. Lutnick were made on December 21, 2021 and reflected a stock price of $4.57 per share, and for Mr. Merkel and Mr. Windeatt, the awards represented in column (g) for 2021 were made on March 14, 2022 and reflected a stock price of $4.33 per share.

For 2023, Mr. Lutnick’s Incentive Plan bonus for BGC was $14,000,000 paid $3,000,000 in cash and $11,000,000 in a grant of 1,304,864 RSUs which vest ratably one-fifth (1/5th) on each of the first (1st) through fifth (5th) anniversaries of the grant date provided he is still substantially providing services to BGC on each vesting date, and contingent upon BGC and its affiliates generating at least $5 million in revenue for the quarter in which the vesting occurs; Mr. Merkel’s Incentive Plan bonus for BGC was $1,300,000 paid $650,000 in cash and $650,000 in a grant of 77,106 RSUs which vest ratably one-fifth (1/5th) on each of the first (1st) through fifth (5th) anniversaries of the grant date provided he is still substantially providing services to BGC on each vesting date, and contingent upon BGC and its affiliates generating at least $5 million in revenue for the quarter in which the vesting occurs; Mr. Windeatt’s Incentive Bonus Plan bonus was $2,251,822 (£1,758,000) paid $640,450 (£500,000) in cash and a total of $1,611,372 (£1,258,000) in two grants of RSUs and RSUs-LLP as follows: (i) 60,095 RSUs which vest ratably one-fifth (1/5th) on each of the first (1st) through fifth (5th) anniversaries of the grant date provided he is still substantially providing services to BGC on each vesting date, and contingent upon BGC and its affiliates generating at least $5 million in revenue for the quarter in which the vesting occurs; and (ii) 131,053 RSUs-LLP which vest April 1, 2027 provided he still remains a member in good standing of the U.K. Partnership on the vesting date and has complied at all times with his then-current Deed of Adherence with the U.K. Partnership and all other agreements with BGC and its affiliates, that U.K. Partnership senior management has reasonably determined that he has at all times satisfactorily performed his duties for the U.K. Partnership, taking into account, inter alia, as applicable, his performance evaluation(s) and adherence to regulatory obligations, compliance requirements, and applicable laws, and contingent upon BGC and its affiliates generating at least $5 million in revenue for the quarter in which the vesting occurs; Mr. Hauf’s Incentive Plan bonus for BGC was $650,000 paid $312,500 in cash and $337,500 in a grant of 40,036 RSUs which vest ratably one-fifth (1/5th) on each of the first (1st) through fifth (5th) anniversaries of the grant date provided he is still substantially providing services to BGC on each vesting date, and contingent upon BGC and its affiliates generating at least $5 million in revenue for the quarter in which the vesting occurs.

For 2022, Mr. Lutnick’s Incentive Plan bonus for BGC was $12,000,000 paid $2,000,000 in cash and $10,000,000 in a partnership award represented by 1,416,122 non-exchangeable BGC Holdings PSUs and 762,527 non-exchangeable BGC Holdings PPSUs at $4.59 per unit; Mr. Merkel’s Incentive Plan bonus was $1,00,000 paid $500,000 in cash and $500,000 in a partnership award represented by 54,466 non-exchangeable BGC Holdings NPSU-CVs and 54,466 non-exchangeable BGC Holdings NPPSU-CVs at $4.59 per unit; Mr. Windeatt’s Incentive Plan bonus was $2,113,440 (£1,700,000) paid $310,800 (£250,000)

in cash and $1,439,626 (£1,158,000) in the form of 40,625 non-exchangeable BGC Holdings NLPU-CVs and 36,026 non-exchangeable BGC Holdings NPLPU-CVs at $4.59 per unit, as well as 154,046 non-exchangeable BGC Holdings LPU-NEWs and 82,948 BGC Holdings PLPU-NEWs at $4.59 per unit, which were scheduled to have certain exchange rights beginning April 1, 2025 upon certain conditions, and $363,014 (£292,000) attributed to Mr. Windeatt’s previously issued BGC Holdings NLPU / NPLPU award effective January 1, 2021 based upon the expectation of including $400,000 of the January 1, 2021 award as part of Mr. Windeatt’s annual compensation for calendar years 2020 through 2024; and Mr. Hauf’s Incentive Plan bonus was $650,000 paid $337,500 in cash and $62,500 in a partnership award represented by 6,808 non-exchangeable BGC Holdings NPSU-CVs and 6,808 non-exchangeable BGC Holdings NPPSU-CVs at $4.59 per unit and $250,000 attributed to Mr. Hauf’s previously issued BGC Holdings PSUs / PPSUs award effective July 1, 2022 in connection with Mr. Hauf’s sign-on bonus.

For 2021, Mr. Lutnick’s Incentive Plan bonus for BGC was $11,000,000 paid $2,000,000 in cash and $9,000,000 in a partnership award represented by 1,280,088 non-exchangeable BGC Holdings PSUs and 689,278 non-exchangeable BGC Holdings PPSUs at $4.57 per unit; Mr. Merkel’s Incentive Plan bonus was $750,000 paid $0 in cash and $750,000 in a partnership award represented by 86,605 non-exchangeable BGC Holdings NPSU-CVs and 86,605 non-exchangeable BGC Holdings NPPSU-CVs at $4.33 per unit; and Mr. Windeatt’s Incentive Plan bonus was $1,565,760 (£1,200,000) paid $287,056 (£220,000) in cash and $1,278,704 (£688,000) in the form of 25,234 non-exchangeable BGC Holdings NLPU-CVs and 22,378 non-exchangeable BGC Holdings NPLPU-CVs at $4.33 per unit, as well as 103,812 non-exchangeable BGC Holdings LPU-NEWs and 55,899 BGC Holdings PLPU-NEWs at $4.33 per unit, which were scheduled to have certain exchange rights beginning March 14, 2024 upon certain conditions and $381,002 (£292,000) attributed to Mr. Windeatt’s previously issued BGC Holdings NLPU / NPLPU award effective January 1, 2021 based upon the expectation of including $400,000 of the January 1, 2021 award as part of Mr. Windeatt’s annual compensation for calendar years 2020 through 2024.

(4)

The 2023 amount of $420,002 under column (i) for Mr. Windeatt represents value of the RSU Tax Account granted to Mr. Windeatt on July 1, 2023, which vested on July 12, 2023 in connection with the accelerated vesting of the associated RSUs. The RSU Tax Account was granted to Mr. Windeatt in exchange for certain long-term incentive awards in the form of former NPLPUs granted to Mr. Windeatt in 2021, which were not previously included in column (g) at full notional value and were substituted with RSU Tax Accounts in connection with the Corporate Conversion.

(5)

For 2023, Mr. Windeatt’s base salary was £700,000 and the $896,630 base salary reflected in the table was calculated using an exchange rate of 1.2809 which was the exchange rate in effect as of March 7, 2024. For 2022, Mr. Windeatt’s base salary was £600,000 and the $745,920 base salary reflected in the table was calculated using an exchange rate of 1.2432, which was the exchange rate in effect as of April 18, 2023. For 2021, Mr. Windeatt’s base salary was £600,000, and the $782,880 base salary reflected in the table was calculated using an exchange rate of 1.30, which was the exchange rate in effect as of March 14, 2022.

(6)

The amount reflected in column (g) for Mr. Windeatt excludes $374,023 (£292,000) that the Compensation Committee attributed to compensation year 2023 when determining Mr. Windeatt’s compensation. Effective January 1, 2021, the Compensation Committee awarded 458,425 NLPUs and 246,844 NPLPUs to Mr. Windeatt, with the expectation of attributing twenty percent (20%) of such award, valued at £292,000, to compensation for each of 2020, 2021, 2022, 2023 and 2024. The units were converted into RSUs and RSU Tax Accounts in the Corporate Conversion, and the RSUs that were not previously reported in column (g) (RSUs that Mr. Windeatt received in substitution of units that the Compensation Committee attributed to compensation for fiscal years 2023 and 2024) are included in column (e) for 2023.

(7)	Mr. Hauf started as Chief Financial Officer of the Company on June 6, 2022. The amount reflected in column (c) for Mr. Hauf for 2022 is Mr. Hauf’s actual (not annualized) paid amount.

Grants of Plan-Based Awards

The following table shows all grants of plan-based awards to the named executive officers in 2023:

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Grant Awards: Number of Shares of Stock or Units (#)(2)(3)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(2)(3)
		Threshold	Target	Maximum	Threshold	Target	Maximum
Name	Grant Date	($)	($)	($)(1)	(#)	(#)	(#)
Howard W. Lutnick	—	—	—	25,000,000	—	—	—	443,500	—	—	2,044,535
Stephen M. Merkel	—	—	—	25,000,000	—	—	—	—	—	—	—
Sean A. Windeatt	—	—	—	25,000,000	—	—	—	—	—	—	—
	7/1/23	—	—	—	—	—	—	275,055	—	—	1,218,494
	7/10/23	—	—	—	—	—	—	275,055	—	—	2,231
Jason W. Hauf	—	—	—	25,000,000	—	—	—	—	—	—	—

(1)

The amounts in column (e) reflect the maximum possible individual payment under our Incentive Plan. During 2023, there were no specific minimum and target levels under the Incentive Plan. The $25,000,000 maximum amount was the maximum annual amount available for payment to any one executive officer under the Incentive Plan for 2023, and our Compensation Committee retained negative discretion to award less than this amount. Actual amounts paid to each named executive officer for 2023 are set forth in column (g) of the Summary Compensation Table.

(2)

For Mr. Lutnick, the fair value of $2,044,535 represents the aggregate fair value of the May 18, 2023 (i) redemption of 443,500 BGC Holdings PSUs for zero; and (ii) issuance of 443,500 shares of BGC Class A common stock at $4.61 per share. For Mr. Windeatt, the fair value of $1,218,494 represents the fair value of 275,055 RSUs issued to Mr. Windeatt on July 1, 2023; and the fair value of $2,231 represents the incremental value of the modification of the 275,055 RSUs to accelerate their vesting from July 1, 2033 to July 12, 2023.

(3)	Columns (i) and (l) do not reflect transactions relating to Incentive Plan awards that were previously reported in column (g) of the Summary Compensation Table at full notional value.

Outstanding Equity Awards at Fiscal Year End

None of the named executive officers held any unexercised options as of December 31, 2023. The following table shows all equity awards for services to the registrant held by each of the named executive officers as of December 31, 2023:

	Option Awards				Stock Awards
(a) Name	(b) Number of Securities Underlying Unexercised Options/ (#)	(c) Number of Securities Underlying Unexercised Options/ (#)	(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	(e) Option Exercise Price ($)(1)	(f) Option Expiration Date	(g) Number of Shares of Stock That Have Not Vested (#)(1)	(h) Market Value of Shares of Stock That Have Not Vested (1)	(i) Equity Incentive Plan Awards: Number of Unearned Shares, or Other Rights That Have Not Vested (#)	(j) Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, or Other Rights That Have Not Vested ($)
Howard W. Lutnick	—	—	—	—	—	1,304,864	$9,421,118	—	—
Stephen M. Merkel	—	—	—	—	—	77,106	$556,705	—	—
Sean A. Windeatt	—	—	—	—	—	60,095	$433,886	—	—
	—	—	—	—	—	398,439	$2,876,730	—	—
	—	—	—	—	—	131,053	$946,203	—	—
	—	—	—	—	—	210,037	$1,516,467	—	—
Jason Hauf	—	—	—	—	—	40,036	$289,060	—	—
	—	—	—	—	—	43,900	$316,958	—	—

(1)

The number in column (g) for Mr. Lutnick represents the number of RSUs granted to Mr. Lutnick in connection with the 2023 year-end compensation which were approved by the Compensation Committee on March 7, 2024, with such approval and issuance of the RSUs effective April 1, 2024. These 1,304,864 RSUs would have had an aggregate market value of $9,421,118 as of December 31, 2023, based on the closing price of our Class A common stock of $7.22 on December 29, 2023.

The number in column (g) for Mr. Merkel represents the number of RSUs granted to Mr. Merkel in connection with the 2023 year-end compensation which were approved by the Compensation Committee on March 7, 2024 with additional adjustments approved by the Compensation Committee on March 22, 2024, and with such approval and issuance of the RSUs effective April 1, 2024. These 77,106 RSUs would have had an aggregate market value of $556,705 as of December 31, 2023, based on the closing price of our Class A common stock of $7.22 on December 29, 2023.

For Mr. Windeatt, the numbers in column (g) represent the following: (1) 60,095 RSUs granted to Mr. Windeatt in connection with the 2023 year-end compensation which were approved by the Compensation Committee on March 7, 2024, with such approval and issuance of the RSUs effective April 1, 2024. These 60,095 RSUs would have had an aggregate market value of $433,886 as of December 31, 2023, based on the closing price of our Class A common stock of $7.22 on December 29, 2023; (2) 398,439 RSAs issued to Mr. Windeatt in connection with the Corporate Conversion related to the conversion of certain former units of BGC Holdings held by Mr. Windeatt immediately prior to the Corporate Conversion. These RSAs would have had an aggregate value of $2,876,730 as of December 31, 2023, based on the closing price of our Class A common stock of $7.22 on December 29, 2023; (3) 131,053 RSUs-LLP granted to Mr. Windeatt in connection with the 2023 year-end compensation were approved by the Compensation Committee on March 7, 2024 and issued on April 1, 2024. These 131,053 RSUs-LLP would have had an aggregate market value of $946,203 as of December 31, 2023, based on the closing price of our Class A common stock of $7.22 on December 29, 2023; and (4) 210,037 RSUs issued to Mr. Windeatt in connection with the Corporate Conversion related to the conversion of certain former units of BGC Holdings held by

Mr. Windeatt immediately prior to the Corporate Conversion. These RSUs would have had an aggregate value of $1,516,467 as of December 31, 2023, based on the closing price of our Class A common stock of $7.22 on December 29, 2023.

For Mr. Hauf, the numbers in column (g) represent the following: (1) 40,036 RSUs granted to Mr. Hauf in connection with the 2023 year-end compensation which were approved by the Compensation Committee on March 7, 2024, with such approval and issuance of the RSUs effective April 1, 2024. These 40,036 RSUs would have had an aggregate market value of $289,060 as of December 31, 2023, based on the closing price of our Class A common stock of $7.22 on December 29, 2023; and (2) 43,900 RSUs issued to Mr. Hauf in connection with the Corporate Conversion related to the conversion of the units of BGC Holdings held by Mr. Hauf immediately prior to the Corporate Conversion. These 43,900 RSUs would have had an aggregate market value of $316,958 as of December 31, 2023, based on the closing price of our Class A common stock of $7.22 on December 29, 2023.

Option Exercises and Stock Vested

During 2023, BGC had no outstanding stock options and no options were exercised by any of the named executive officers. During 2023, the vesting of certain RSUs held by Mr. Windeatt was accelerated, as detailed in the following table:

	Option Awards		Stock Awards
(a) Name	(b) Number of shares acquired on exercise	(c) Value realized on exercise ($)	(d) Number of shares acquired on vesting	(e) Value realized on vesting ($)(1)
Sean Windeatt	—	—	720,509	$3,206,265

(1)

Represents the fair market value of Mr. Windeatt’s 720,509 shares of Class A Common stock that vested on July 12, 2023 calculated based upon the closing price of the Company’s Class A common stock on July 10, 2023, which was $4.45. See “—Employment Agreements and Deeds of Adherence—Sean A. Windeatt Agreements” for more information on this transaction.

Potential Payments upon Change in Control

The following table provides information regarding the estimated amounts payable to the named executive officers listed below, upon either termination or continued employment if such change in control had occurred on December 31, 2023 under their change in control and other agreements, described below, in effect on December 31, 2023. The amounts are determined, where applicable, using the $7.22 closing market price of our Class A common stock as of December 31, 2023 in accordance with SEC rules. All amounts, including estimated vesting of equity compensation and tax gross-up payments, are subject to the specific terms and conditions set forth in the applicable change of control or other agreements and applicable law. Terms used below are as defined in the applicable agreement.

Name	Base Salary ($)	Bonus ($)	Vesting of Equity Compensation ($)(1)	Consultancy Fees ($)(2)	Welfare Benefit Continuation ($)	Tax Gross-Up Payment ($)(3)	Total ($)
Howard W. Lutnick
Termination of Employment by Mr. Lutnick	2,000,000	28,000,000	—	—	125,697	—	30,125,697
Extension of Employment	1,000,000	14,000,000	—	—	125,697	—	15,125,697
Termination of Employment by the Company within 3 years	1,000,000	14,000,000	—	—	—	—	15,000,000

Name	Base Salary ($)	Bonus ($)	Vesting of Equity Compensation ($)(1)	Consultancy Fees ($)(2)	Welfare Benefit Continuation ($)	Tax Gross-Up Payment ($)(3)	Total ($)
Stephen M. Merkel
Termination of Employment by Mr. Merkel	2,000,000	2,600,000	—	—	110,289	—	4,710,289
Extension of Employment	1,000,000	1,300,000	—	—	110,289	—	2,410,289
Termination of Employment by the Company within 3 years	1,000,000	1,000,000	—	—	—	—	2,000,000
Sean A. Windeatt(4)
Termination of Employment	1,793,260	5,251,690	8,472,980	256,180	16,940	—	15,791,050
Extension of Employment	896,630	2,251,822	8,472,980	—	—	—	11,621,432
Termination of Employment not in connection with a Change in Control	—	—	—	256,180	—	—	256,180

(1)

At December 31, 2023, immediately prior to a Change in Control of the Company, with respect to Messrs. Lutnick and Merkel, and upon a Change of Control in the Company, with respect to Mr. Windeatt, unless otherwise provided in the applicable award agreement, all stock options, restricted stock units, and other awards based on shares of the Company’s Class A Common Stock and Class B Common Stock, as well any associated RSU Tax Accounts would have vested in full and become immediately exercisable, as applicable.

At December 31, 2023, Messrs. Lutnick and Merkel did not hold any such awards. At December 31, 2023, Mr. Windeatt held (i) 398,439 RSAs, (ii) 210,037 RSUs and (iii) $512,242 in RSU Tax Accounts. Based on the closing price of the BGC Class A common stock of $7.22 on December 30, 2023, the aggregate value of the shares and cash underlying such grants for Mr. Windeatt would have been $4,905,439.

With respect to a number of the non-exchangeable BGC Holdings PSUs, non-exchangeable BGC Holdings PPSUs, non-exchangeable BGC Holdings NPSUs, non-exchangeable BGC Holdings LPUs and/or non-exchangeable BGC Holdings PLPUs issued prior to December 13, 2017, the ratable portion of the remaining Newmark Holdings units held by Mr. Windeatt in association with the foregoing units would be granted exchangeability into shares of Newmark Group, Inc. Class A common stock or cash if such units cannot be exchanged into such shares. Based upon Mr. Windeatt’s remaining holdings as of December 31, 2023, this would include 325,127 non-exchangeable Newmark Holdings LPUs (which, at the December 31, 2023 Newmark Class A common stock price of $10.96 as adjusted by an exchange ratio of 0.9231, had a value of $3,289,367), and 30,285 PLPUs with a determination amount of $278,174. BGC would have borne the expense of the above Newmark Holdings transactions if they had occurred. The units exclude any units subject to redemption for zero or for cash in accordance with applicable agreements. See “—Change in Control Agreements” below.

(2)	Mr. Windeatt is entitled to receive consulting fees in the event of a termination of his membership in the U.K. Partnership as described below.

(3)

Mr. Lutnick is also entitled to a tax gross-up for excess parachute payments, if any, that would be due in respect of the impact a change in control would have on certain of his outstanding equity awards as stated in footnote (1). There is no aggregate tax-gross up payment upon either a termination of employment, or upon an extension of employment, in connection with a Change in Control due when calculated based upon the equity compensation in footnote (1), base salary, bonus, and welfare benefit continuation as of December 31, 2023.

Mr. Merkel is also entitled to a tax gross-up for excess parachute payments, if any, that would be due in respect of the impact a change in control would have on certain of his outstanding equity awards as stated in footnote (1). There is no aggregate tax-gross up payment upon either a termination of employment, or upon an extension of employment, in connection with a change of control due when calculated based upon the equity compensation in footnote (1), base salary, bonus, and welfare benefit continuation as of December 31, 2023.

(4)

For 2023, Mr. Windeatt received £700,000 in salary and his bonus was £1,758,000. The $896,630 salary and $2,251,822 bonus reflected in the table were calculated using an exchange rate of 1.2809, the exchange rate in effect as of March 7, 2024. In addition, in the event that Mr. Windeatt remains a member in the U.K. Partnership on the second anniversary of the change of control as described below, Mr. Windeatt will receive an additional payment equal to the payment he received at the time of the change of control.

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

Under the Change in Control Agreements, if a change in control of the Company occurs (which will occur in the event that Cantor or one of its affiliates ceases to have a controlling interest in us) and Mr. Lutnick or Mr. Merkel elects to terminate his employment with us, such executive officer will receive in a lump sum in cash an amount equal to two times his annual base salary and the annual bonus paid or payable by us for the most recently completed year, including any bonus or portion thereof that has been deferred, and receive medical benefits for two years after the termination of his employment (provided that, if Mr. Lutnick or Mr. Merkel becomes re-employed and is eligible to receive medical benefits under another employer-provided plan, the former medical benefits will be secondary to the latter). If a change in control occurs and Mr. Lutnick or Mr. Merkel does not so elect to terminate his employment with us, such executive officer will receive in a lump sum in cash an amount equal to his annual base salary and the annual bonus paid or payable for the most recently completed fiscal year, including any bonus or portion thereof that has been deferred, and receive medical benefits, provided that in the event that, during the three-year period following the change in control, such executive officer’s employment is terminated by us (other than by reason of his death or disability), he will receive in a lump sum in cash an amount equal to his annual base salary and the annual bonus paid or payable for the most recently completed fiscal year, including any bonus or portion thereof that has been deferred. The Change in Control Agreements further provide for certain tax gross-up payments, provide for no duty of Mr. Merkel or Mr. Lutnick to mitigate amounts due by seeking other employment and provide for payment of legal fees and expenses as a result of any dispute with respect to the Change in Control Agreements. The Change in Control Agreements further provide for indemnification of Mr. Lutnick and Mr. Merkel in connection with a challenge thereof. In the event of death or disability, or termination in the absence of a change in control, such executive officer will be paid only his accrued salary to the date of death, disability, or termination. The Change in Control Agreements are terminable by the Company upon two years’ advance notice.

Following the Corporate Conversion, the Change in Control Agreements BGC Partners entered into with Messrs. Lutnick and Merkel were assumed by BGC Group, with such modifications thereto as were necessary to reflect the Corporate Conversion (but not with any changes to the benefits provided thereunder).

Employment Agreements and Deeds of Adherence

Beginning December 2012, many of our senior members of staff in the U.K. (including Mr. Windeatt) became members of the U.K. Partnership. Mr. Windeatt continues to serve as an executive officer, though it is intended that the majority of his day-to-day activities will be performed as a member of the U.K. Partnership.

As members of the U.K. Partnership, members render services to us as partners following their execution of Deeds of Adherence to the U.K. Partnership. Members receive Allocated Monthly Advance Drawings, which we refer to as “Drawings,” which are comparable to the salary payments under prior employment agreements and are eligible for discretionary allocations of the U.K. Partnership’s profits. Prior to the Corporate Conversion, the members could use their discretionary profit allocations to acquire partnership units in BGC Holdings. Any such Drawings or allocations, as well as any equity or partnership grants, are or were subject to the direction and control of our Compensation Committee and, in the case of allocations and equity or partnership grants, are or were made under the Incentive Plan, the Equity Plan, or the Participation Plan. The employment contract of a U.K. employee is terminated upon them becoming a member of the U.K. Partnership and their outstanding PSUs redeemed.

In connection with their participation in the U.K. Partnership, U.K. members were issued BGC Holdings NLPU-NEWs and BGC Holdings NPLPU-NEWs. The U.K. Partnership is intended to improve the flexibility of our operating model in the U.K. and also to make certain benefits available to us and the relevant individuals from a U.K. employment, tax and regulatory perspective. Our Compensation Committee continues to review the performance and determine the compensation of the U.K. executive officers under its compensation philosophy and processes.

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

On December 31, 2012, Mr. Windeatt’s employment with BGC Brokers terminated, and he executed a deed of adherence as a member of the U.K. Partnership. Effective January 22, 2014, Mr. Windeatt executed an amended and restated deed of adherence to the U.K. Partnership (the “Windeatt Deed”). On November 5, 2020, Mr. Windeatt executed a Deed of Amendment (the “2020 Deed of Amendment”) with the U.K. Partnership which amends the Windeatt Deed, dated January 22, 2014, between Mr. Windeatt and the U.K. Partnership and the Deed of Amendment, dated February 24, 2017, between Mr. Windeatt and the U.K. Partnership (together, the “Deed”).

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

Effective February 24, 2017, Mr. Windeatt executed a deed of amendment to the Windeatt Deed (the “Windeatt Amendment”). The Compensation Committee approved the Windeatt Amendment and a related letter agreement, dated February 24, 2017 (the “Windeatt Letter Agreement”), providing for a grant to Mr. Windeatt of 400,000 BGC Holdings NPSUs (the “Windeatt 2017 NPSUs”) and 100,000 BGC Holdings LPUs, effective as of January 1, 2017.

As described above, on or about each April 1 of 2018 through 2021, pursuant to the Windeatt Letter Agreement, BGC Holdings granted an aggregate award of 100,000 non-exchangeable BGC Holdings LPUs in replacement of 100,000 of the Windeatt 2017 NPSUs, provided that (i) the Company, inclusive of all affiliates thereof, earns, in aggregate, at least $5 million in gross revenues in the calendar quarter in respect of which the applicable award of LPUs is to be granted, and (ii) except in the event of Mr. Windeatt’s death prior to the applicable grant date, Mr. Windeatt remains a member in the U.K. Partnership and has complied at all times with the Windeatt Deed (as amended) and Partnership Agreement, as of the applicable grant date. The LPUs were subject to customary adjustments due to membership in the U.K. Partnership upon their exchange or redemption (e.g., 9.75% cancellation/forfeiture upon exchange).

In the event of a change of control of the U.K. Partnership (which will occur if the Company is no longer controlled by Cantor or a person or entity controlled by, controlling or under common control with Cantor), the individual or entity that acquires control would have the option to either extend the term of Mr. Windeatt’s membership in the U.K. Partnership for a period of three years from the date the change of control took effect (if the remaining term of the Windeatt Deed at the time of the change of control is less than three years), or to terminate Mr. Windeatt’s membership. If the membership period is extended, Mr. Windeatt will be entitled to receive an amount equal to his aggregate profit allocation for the most recent full 12-month financial period (£700,000 in salary and any bonus paid) in addition to any other allocation that Mr. Windeatt would have been entitled to under the Deed. In addition, in the event that Mr. Windeatt remains a member in the U.K. Partnership on the second anniversary of the change of control (unless he is not engaged on such date solely as a result of termination by the continuing company under circumstances that constitute a fundamental breach of contract by it) and has not materially breached the Windeatt Deed, Mr. Windeatt will receive an additional payment equal to the payment he received at the time of the change of control. If Mr. Windeatt’s membership is terminated, he is entitled to receive two times his aggregate profit allocation under the Windeatt Deed for the most recent full financial period in full and final settlement of all claims.

In each case, Mr. Windeatt would receive full vesting and immediate exchangeability of all options, RSUs, restricted stock, and, if prior to the Corporate Conversion, LPUs, PLPUs and any other BGC Holdings partnership units held by Mr. Windeatt at the time of the change of control (but excluding certain units that were granted solely for the purpose of participation in BGC Holdings quarterly distributions and would be redeemed for zero and unless otherwise provided in the applicable award agreement and including any such awards or units issued to him in connection with or related to such change in control) into either shares of Company Class A common stock or cash to the extent that any partnership units, such as PLPUs, cannot be exchanged into shares. Mr. Windeatt is also entitled to a continuation of benefits (e.g., health insurance) for two years and a pro rata discretionary profit allocation for the year of termination.

In the event of a change of control of the U.K. Partnership while Mr. Windeatt was providing substantial services to the Company or an affiliate thereof (the date such event takes effect, the “Windeatt Change of Control”), then (i) prior to the Corporate Conversion, BGC Holdings would grant exchangeable LPUs in replacement of any of the Windeatt 2017 NPSUs then held by Mr. Windeatt, and any such non-exchangeable BGC Holdings LPUs then held by Mr. Windeatt would become exchangeable for shares of the Company’s Class A common stock as follows, and (ii) following the Corporate Conversion, the vesting period for Mr. Windeatt’s RSUs and RSAs as follows: (a) in a lump sum following the third anniversary of the Windeatt Change of Control if Mr. Windeatt continuously provides substantial services (as an employee, member, partner, consultant or otherwise) to the Company, any of the individual(s) or entity(ies) which acquire(s) control of the Company (the “Windeatt Controller”), or any affiliate thereof for the three years after the Windeatt Change of Control, or (b) ratably on or about the first through third anniversaries following the Windeatt Change of Control if the Windeatt Controller permanently terminates Mr. Windeatt’s services in all capacities to the Company, the Windeatt Controller, and all affiliates thereof prior to the third anniversary of the Windeatt Change of Control (provided that, in the event of a termination between the first and third anniversaries of the Windeatt Change of Control, the portion of the payment attributed to the anniversary(ies) that passed prior to such termination shall be delivered in a lump sum following such termination, with the outstanding portion to be delivered in accordance with the remaining anniversary(ies)). These rights were subject to compliance by Mr. Windeatt of certain terms and conditions set forth in the applicable agreements, including not engaging in Competitive Activity (as such term is defined under the Partnership Agreement, as amended) at any time prior to the applicable grant of exchangeability. The grant of exchangeability with respect to such LPUs and the acceleration of the vesting with respect to such RSUs and RSAs would be determined in accordance with the Company’s practices when determining discretionary bonuses or awards, and any grants of exchangeability or acceleration of vesting would be subject to the approval of the Compensation Committee.

Under the 2020 Deed of Amendment, Mr. Windeatt’s membership in the U.K. Partnership was extended from a minimum initial period of up to and including March 31, 2024 to September 30, 2025 (the “Initial

Period”). In addition, under the 2020 Deed of Amendment, commencing October 1, 2023, either party could terminate the Deed by giving written notice to the other party at least twenty-four months prior to the expiration of the Initial Period (which is an increase from twelve months). Mr. Windeatt’s membership, unless terminated earlier in accordance with the terms of the Deed, would continue following September 30, 2025 on the same terms and conditions set forth in the Deed until written notice to terminate was provided and the 24-month notice period expires.

Under the 2020 Deed of Amendment, Mr. Windeatt reports directly to the Chairman and/or Chief Executive Officer of the Company or his designate.

Pursuant to the 2020 Deed of Amendment, Mr. Windeatt was also entitled to an increase in drawings from an aggregate amount of £500,000 per year to an aggregate amount of £600,000 per year (£50,000 per month) effective January 1, 2021, which was to be reviewed by the Compensation Committee annually. Mr. Windeatt was also eligible for additional allocations of the U.K. Partnership’s profits, subject to the approval of the Compensation Committee.

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

On July 12, 2023, Mr. Windeatt executed a Deed of Amendment (the “2023 Deed of Amendment”) with the U.K. Partnership which amends the Deed. Under the 2023 Deed of Amendment, Mr. Windeatt’s membership in the U.K. Partnership was extended from the Initial Period of up to and including September 30, 2025 to December 31, 2028. In addition, under the 2023 Deed of Amendment, commencing January 1, 2027, either party may terminate the Deed by giving written notice to the other party at least 24 months prior to the expiration of the Initial Period. Mr. Windeatt’s membership, unless terminated earlier in accordance with the terms of the Deed, will continue following December 31, 2028 on the same terms and conditions set forth in the Deed until written notice to terminate is provided and the 24-month notice period expires.

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

In connection and in consideration for Mr. Windeatt’s execution of the 2023 Deed of Amendment, on July 10, 2023 the Company approved accelerating the vesting of 720,509 of the Company’s RSUs held by Mr. Windeatt (calculated based upon the closing price of the Company’s Class A common stock on July 10, 2023 which was $4.45) and the vesting of $780,333 of the RSU Tax Account held by Mr. Windeatt. Such RSUs and RSU Tax Account amount vested on July 12, 2023, and the total value of this transaction was approximately $3,986,598.

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

2023 CEO Pay Ratio

The following information contains the relationship of the median annual total compensation of employees and independent contractors and brokers of BGC and its subsidiaries to the annual total compensation of Mr. Lutnick, the Chief Executive Officer and Chairman of the Board of Directors.

For 2023, we used the same median employee we used in 2022 as permitted by the SEC. Our median employee was a Production Support staff member in the United Kingdom. There has been no change in organizational structure, employee demographics or any employee compensation arrangements that would significantly affect our ability to use the previously identified median employee for this disclosure.

The pay ratio for the annual total compensation of the median employee to the CEO was calculated for the 2023 fiscal year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K and the pay ratio was determined to be as follows:

•	the annual total compensation of the median employee of the Company (other than the CEO) was $145,327;

•	the annual total compensation of the CEO, as reported in the Summary Compensation Table, was $17,044,535; and

•	the ratio of the annual total compensation of the CEO to the median employee of the Company was approximately 117 to 1.

Pay Versus Performance
We are required by SEC rules to disclose information regarding the relationship between compensation actually paid to Howard W. Lutnick, our principal executive officer (“PEO”) and named executive officers (“NEOs”) other than the PEO (the
“non-PEO
NEOs”) and the financial performance of the Company. The following table sets forth additional compensation information for Howard W. Lutnick, our CEO, who serves as PEO, and the non-PEO
NEOs, along with total stockholder return (“TSR”), net income, and the “Company Selected Measure,” which we have selected as Total Revenues, each for fiscal years 2020, 2021, 2022 and 2023. The amounts set forth below under the headings “Compensation Actually Paid to PEO” and “Average Compensation Actually Paid to
Non-PEO
NEOs” have been calculated in a manner consistent with Item 402(v) of Regulation
S-K.
Footnote 5 below sets forth the adjustments from the Total Compensation for the PEO and Average Total Compensation for the
non-PEO
NEOs reported in the Summary Compensation Table to arrive at the values presented for compensation actually paid for each of the fiscal years shown.

					Value of Initial Fixed $100
Year	Summary Compensation Table Total for PEO(1)	Compensation Actually Paid to PEO(1)(5)	Average Summary Compensation Table Total for Non-PEO NEOs(2)	Average Compensation Actually Paid to Non-PEO NEOs(2)(5)	Total Shareholder Return	Peer Group Total Shareholder Return (3)	Net Income (in thousands)	Total Revenue (in thousands) (4)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
2023	$17,044,535	$17,129,973	$2,813,060	$2,875,959	$129.49	$84.99	$38,775	$2,025,401
2022	$13,000,000	$13,098,272	$1,677,060	$1,742,607	$67.10	$66.34	$58,867	$1,795,302
2021	$19,831,245	$19,926,553	$2,144,445	$2,189,041	$81.89	$62.03	$153,488	$2,015,364
2020	$12,000,000	$12,156,610	$2,847,239	$2,906,417	$69.88	$76.07	$50,918	$2,056,761

(1)	The PEO was Mr. Lutnick during all periods presented.
(2)
The
non-PEO
NEOs in fiscal year 2023 consisted of Messrs. Merkel,
Winde
att, and Hauf. The
non-PEO
NEOs in fiscal year 2022 consisted of Messrs. Merkel, Windeatt, Hauf and Bisgay. Mr. Bisgay served as Chief Financial Officer of the Company until June 6, 2022, and Mr. Hauf began serving as Chief Financial Officer on that date. When calculating the average compensation for the non-PEO
NEOs in fiscal year 2022, each of Messrs. Bisgay and Hauf are included in the denominator of such calculation. The
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

(3)
The peer group consists of Compagnie Financière Tradition SA and TP ICAP plc. The returns of the peer group companies have been weighted according to their U.S. dollar stock market capitalization for purposes of arriving at a peer group average. TSR is calculated as the cumulative total stockholder return, on a gross dividend reinvestment basis, of $100 invested in shares of each of the Company and the peer group on December 31, 2019.

(4)
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

(5)
For each year, “Compensation Actually Paid to PEO” in column (c) and “Average Compensation Actually Paid to
Non-PEO
NEOs” in column (e) reflect the following adjustments from Total Compensation amounts reported in the Summary Compensation Table (all amounts are averages for the non-PEO
NEOs). As described in the footnotes to the Summary Compensation Table, these adjustments do not include reflect awards that were the subject of dollar-denominated awards under the Incentive Plan included in column (g) of the Summary Compensation Table at full notional value and not subsequently reportable as “Equity Awards.”

Adjustments to Determine Compensation Actually Paid to PEO	2023	2022	2021	2020
Deduction for change in actuarial present value of accumulated benefit under all defined benefit and actuarial pension plans reported in the Summary Compensation Table	—	—	—	—
Increase for aggregate of service cost and prior service cost for all defined benefit and actuarial pension plans reported in the Summary Compensation Table	—	—	—	—
Deduction for amounts reported under the “Equity Awards” column in the Summary Compensation Table	($2,044,535)	—	($7,831,243)	—
Deduction for amounts reported under the “Option Awards” column in the Summary Compensation Table	—	—	—	—
Increase for fair value of stock and option awards granted during year that are outstanding and unvested as of year-end	—	—	—	—
Increase/deduction for change in fair value as of year-end (from prior year-end) of stock and option awards granted in any prior year that were outstanding and unvested as of year-end	—	—	—	—
Increase for fair value as of vesting date of stock and option awards granted and vested in the same year	$2,044,535	—	$7,831,243	—
Increase/deduction for change in fair value as of vesting date (from prior year-end) of stock and option awards granted in any prior year for which all vesting conditions were satisfied during year or at year-end	—	—	—	—
Deduction for fair value as of prior year-end of stock and option awards granted in any prior year that were forfeited during year	—	—	—	—
Increase for dollar value of any dividends or other earnings paid on stock or option awards in the year prior to the vesting date that are not otherwise included in total compensation for the year	$85,438	$98,272	$95,308	$156,610

Total Adjustments	$85,438	$98,272	$95,308	$156,610

Adjustments to Determine Compensation Actually Paid to Non-PEO NEOs	2023	2022	2021	2020
Deduction for change in actuarial present value of accumulated benefit under all defined benefit and actuarial pension plans reported in the Summary Compensation Table	—	—	—	—
Increase for aggregate of service cost and prior service cost for all defined benefit and actuarial pension plans reported in the Summary Compensation Table	—	—	—	—
Deduction for amounts reported under the “Equity Awards” column in the Summary Compensation Table	($406,908)	—	($111,565)	($418,239)
Deduction for amounts reported under the “Option Awards” column in the Summary Compensation Table	—	—	—	—
Increase for fair value of stock and option awards granted during year that are outstanding and unvested as of year-end	—	—	—	—
Increase/deduction for change in fair value as of year-end (from prior year-end) of stock and option awards granted in any prior year that were outstanding and unvested as of year-end	—	—	—	—
Increase for fair value as of vesting date of stock and option awards granted and vested in the same year	$406,908	—	$111,565	$418,239
Increase/deduction for change in fair value as of vesting date (from prior year-end) of stock and option awards granted in any prior year for which all vesting conditions were satisfied during year or at year-end	—	—	—	—
Deduction for fair value as of prior year-end of stock and option awards granted in any prior year that were forfeited during year	—	—	—	—
Increase for dollar value of any dividends or other earnings paid on stock or option awards in the year prior to the vesting date that are not otherwise included in total compensation for the year	$62,899	$87,397	$44,596	$59,178

Total Adjustments	$62,899	$87,397	$44,596	$59,178

Analysis of the Information Presented in the Pay Versus Performance Table
While we utilize several performance measures to align executive compensation with Company performance, not all of those measures are presented in the Pay Versus Performance table set forth above. Moreover, in determining the compensation of our executive officers, our Compensation Committee considers a holistic view of a variety of factors, both qualitative and quantitative, consistent with our periodic overall goals and therefore we do not specifically align our performance measures with compensation that is actually paid (as computed in accordance with SEC rules) for a particular year. See “Compensation Discussion and Analysis—Compensation Philoso
ph
y” for
more
information.

In accordance with Item 402(v) of Regulation
S-K,
we are providing the following descriptions of the relationships between (1) compensation actually paid to our PEO and average compensation actually paid to our non-PEO
NEOs and (2) the Company’s performance with respect to TSR, net income and Total Revenues, our Company Selected Measure:
TSR.
The graphs below show the relationship between (1) c
ompensation actu
ally paid to our PEO and the average of compensation actually paid to our non-PEO
NEOs and our cumulative TSR and (2) our cumulative TSR and peer group TSR, over the four fiscal years ended December 31, 2023.

Net Income.
The graph below shows the relationship between compensation actually paid to our PEO and the average of the compensation actually paid to our non-PEO
NEOs and net income, as reported in our consolidated financial statements, over the four fiscal years ended December 31, 2023.

Company Selected Measure (CSM).
The grap
h below shows the relationship between compensation actually paid t
o our PEO and the average of the compensation actually paid to our non-PEO
NEOs
and our Total Revenues over the four fiscal years ended December 3
1, 2023.

Performance Measures Tabular List
The table below lists our most important performance measures, including the Company Selected Measure, used to link compensation actually paid for our NEOs to Company performance for the fiscal year ended December 31, 2023. The performance measures included in this table are not ranked by relative importance.

Performance Measures
Total Revenues
Total Fenics Revenues
Pre-tax Adjusted Earnings
Data, Software & Post-Trade Growth
Catalyst Transactions and Hires, Acquisitions, and Strategy Development
Retentive Compensation Considerations

Compensation of Directors

Directors who are also our employees do not receive additional compensation for serving as directors. The compensation schedule for our non-employee directors is as follows: the annual cash retainer is $100,000, the annual stipend for the chair of our Compensation Committee is $15,000, the annual stipend for the chair of our Audit Committee is $25,000 and the annual stipend for the chair of our ESG Committee is $15,000. We also pay $2,000 for each meeting of our Board and $1,000 for each meeting of a committee of our Board actually attended, whether in person or by telephone. Under our policy, none of our non-employee directors is paid more than $3,000 in the aggregate for attendance at meetings held on the same date. Only one meeting of our Board and Committees shall occur on each calendar day for which payment shall be provided. Non-employee directors may also receive additional per diem fees for services as a director at the rate of $1,000 per day, with a limit of $5,000 per matter, for additional time spent on Board or Committee matters as directed from time to time by the Board, including interviewing candidates and participating in the Company’s diversity recruiting program initiatives. Non-employee directors also are reimbursed for all out-of-pocket expenses incurred in attending meetings of our Board or committees of our Board on which they serve. In addition, at the end of the third quarter 2023 each non-employee director received a one-time payment of $10,000 for reviewing, establishing, and reconstituting the corporate policies, records and procedures and applicable agreements for the Company in connection with the Corporate Conversion. From time to time, our Board and Committees may receive an additional stipend for service on other special committees or similar service.

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

The table below summarizes the compensation paid to our non-employee directors for the year ended December 31, 2023:

(a) Name (1)	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($)(2)	(d) Option Awards ($)(3)	(e) Non-Equity Incentive Plan Compensation ($)	(f) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(g) All Other Compensation ($)	(h) Total ($)
Linda A. Bell Director	329,000	50,000	—	—	—	—	379,000
David P. Richards Director	178,000	50,000	—	—	—	—	228,000
Arthur U. Mbanefo Director	354,000	50,000	—	—	—	—	404,000
William Addas(4) Director	217,000	120,000	—	—	—	—	337,000
Martin Laguerre(5) Former Director	94,000	70,000	—	—	—	—	164,000

(1)

Howard W. Lutnick, our Chairman of the Board of Directors and Chief Executive Officer, is not included in this table as he is an employee of our Company and thus received no compensation for his services as director. The compensation received by Mr. Lutnick as an employee of our Company is shown in the Summary Compensation Table. This table includes compensation paid with respect to 2023, including payments for 2023 that were made in January 2024. Compensation for meetings held on or prior to June 30, 2023 reflects compensation paid to the Board of Directors of BGC Partners, Inc. and compensation for meetings held on July 1, 2023 and onward reflects compensation paid to the Board of Directors of BGC Group, Inc. following the Corporate Conversion.
(2)

Reflects the grant date fair value of RSUs granted on November 14, 2023 to each of Messrs. Richards, Mbanefo, Addas, and Dr. Bell. Also reflects the grant of 16,355 RSUs to Mr. Laguerre and 14,285 RSUs to Mr. Addas, respectively, received upon their initial appointment as directors. More information with respect to the calculation of these amounts is included in “Note 18. Compensation” in the notes to the consolidated financial statements included in the Original Form 10-K. As of December 31, 2023, Messrs. Richards, Mbanefo, and Dr. Bell each had 14,506 RSUs outstanding and Mr. Addas had 22,159 RSUs outstanding.

(3)	No options were granted to non-employee directors in 2023. As of December 31, 2023, none of the non-employee directors had any options outstanding.
(4)	Mr. Addas joined the Board of BGC Group as of July 2023.
(5)	Mr. Laguerre served on the Board of BGC Partners from January 2023 to June 2023.

Compensation Committee Interlocks and Insider Participation

During 2023, the Compensation Committee of our Board consisted of Dr. Bell and Messrs. Richards, Mbanefo and Addas. Former director Laguerre also served on the Committee during 2023 until his departure from the Board and Committee in June 2023. All the members who served on our Compensation Committee during 2023 were independent directors. No member of the Committee had any relationship with the Company during 2023 pursuant to which disclosure would be required under applicable SEC rules. With the exception of Mr. Lutnick, our Chief Executive Officer and Chairman of the Board of Directors, during 2023, none of our executive officers served as a member of the board of directors or the compensation committee, or similar body, of a corporation where any of its executive officers served on our Compensation Committee or on our Board. Mr. Lutnick serves on the board of directors of Newmark but does not serve on Newmark’s Compensation Committee.

ITEM	12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of April 1, 2024, with respect to the beneficial ownership of our Common Equity by: (i) each stockholder, or group of affiliated stockholders, that we know owns more than 5% of any class of our outstanding capital stock, (ii) each of our named executive officers, (iii) each of our directors and (iv) the executive officers and directors as a group. Unless otherwise indicated in the footnotes, the principal address of each of the stockholders, executive officers and directors identified below is located at 499 Park Avenue, New York, NY 10022. Shares of our Class B common stock are convertible into shares of our Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, a holder of Class B common stock is deemed to be the beneficial owner of an equal number of shares of our Class A common stock for purposes of this table.

On July 2, 2023, Cantor distributed an aggregate of 15,756,625 shares of BGC Group Class B common stock to satisfy the remaining distribution rights shares then outstanding. 15,350,824 of the July 2023 distribution shares remained Class B common stock in the hands of the recipient, and 405,801 of such shares converted into an equivalent number of shares of Class A common stock in the hands of the recipient pursuant to the terms of BGC Group’s Amended and Restated Certificate of Incorporation (our “Certificate of Incorporation”). See “Certain Relationships and Related Transactions, and Director Independence—Transactions with Cantor as a result of the 2008 Merger—Continuing Interests in Cantor” for additional information on these distribution rights shares.

As a result of the July 2, 2023 distributions, Mr. Lutnick received an aggregate of 15,308,777 shares of Class B common stock, directly or through entities that he has sole or shared control over, including CFGM, KBCR Management Partners, LLC (“KBCR”), for which Mr. Lutnick is the managing member, LFA LLC (“LFA”), for which Mr. Lutnick is the managing member, and a trust for the benefit of descendants of Mr. Lutnick and his immediate family, of which Mr. Lutnick’s spouse, Ms. Allison Lutnick, is one of two trustees and Mr. Lutnick has limited powers to remove and replace such trustees (the “Trust”). Mr. Lutnick received 8,973,721 shares directly; KBCR received 2,335,967 shares; CFGM received shares; the Trust received 1,610,182 shares; and LFA received 178,035 shares. The distribution of these shares is reflected in the direct and indirect ownership of Mr. Lutnick in the table below.

	Class B Common Stock				Class A Common Stock
Name	Shares		%		Shares		%
5% Beneficial Owners(1):
Cantor Fitzgerald, L.P.(2)	93,340,477	(3)	85.3	(4)	93,340,477	(5)	19.5	(6)
CF Group Management, Inc.	96,313,001	(7)	88.0	(4)	96,313,001	(8)	20.0	(9)
BlackRock, Inc. (1)	—		*		47,153,355		12.2
The Vanguard Group(1)	—		*		32,775,445		8.5
Rubric Capital Management LP (1)	—		*		20,000,000		5.2
Executive Officers and Directors(1):
Executive Officers
Howard W. Lutnick	109,405,906	(10)	100.0	(4)	127,853,826	(11)	25.9	(12)
Stephen M. Merkel	—		—		60,195		*
Sean A. Windeatt	—		—		398,439		*
Jason Hauf	—		—		—		*
Directors
Linda A. Bell	—		—		28,772	(15)	*
David P. Richards	—		—		56,667	(16)	*
Arthur U. Mbanefo	—		—		30,113	(17)	*
William Addas	—		—		—		*
All executive officers and directors as a group (8 persons)	109,405,906		100.0		128,428,012		26.0(18)

*	Less than 1%.

(1)

Based upon information supplied by directors, executive officers and 5% beneficial owners in filings under Sections 13(d), 13(g), and 16(a) of the Exchange Act. The address of The Vanguard Group, Inc. is 100 Vanguard Blvd., Malvern, Pennsylvania 19355. The address of BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055. The address of Rubric Capital Management LP is 155 East 44th Street, New York, New York 10017.

(2)

Cantor has pledged to a financial institution, pursuant to a Put and Pledge Agreement, dated as of July 21, 2017 and as amended and restated effective as of October 5, 2023 with such modifications thereto as necessary to reflect the Corporate Conversion, 10,000,000 shares of our Class A common stock in connection with a loan program established for certain employees and partners of Cantor and its affiliates. On November 23, 2018, those Class A shares were converted into 10,000,000 shares of our Class B common stock and remain pledged in connection with the partner loan program.

(3)	Consists of 93,340,477 shares of our Class B common stock held directly.
(4)	Percentage based on 109,452,953 shares of our Class B common stock outstanding as of April 1, 2024.
(5)	Consists of 93,340,477 shares of our Class A common stock acquirable upon conversion of 93,340,477 shares of our Class B common stock held directly.
(6)

Percentage based on (i) 385,134,879 shares of our Class A common stock outstanding as of April 1, 2024, and (ii) 93,340,477 shares of our Class A common stock acquirable upon conversion of 93,340,477 shares of our Class B common stock.

(7)	Consists of (i) 2,972,524 shares of our Class B common stock held by CFGM, and (ii) 93,340,477 shares of our Class B common stock held by Cantor. CFGM is the managing general partner of Cantor.
(8)

Consists of (i) 2,972,524 shares of our Class A common stock acquirable upon conversion of 2,972,524 shares of our Class B common stock held by CFGM, and (ii) 93,340,477 shares of our Class A common stock acquirable upon conversion of 93,340,477 shares of our Class B common stock held by Cantor.

(9)

Percentage based on (i) 385,134,879 shares of our Class A common stock outstanding as of April 1, 2024, (ii) 93,340,477 shares of our Class A common stock acquirable upon conversion of 93,340,477 shares of our Class B common stock held by Cantor, and (iii) 2,972,524 shares of our Class A common stock acquirable upon conversion of 2,972,524 shares of our Class B common stock held by CFGM.

(10)	Mr. Lutnick’s holdings consist of:

(i)	8,973,721 shares of our Class B common stock held directly;

(ii)	2,972,524 shares of our Class B common stock held by CFGM;

(iii)	93,340,477 shares of our Class B common stock held by Cantor;

(iv)	1,610,182 shares of our Class B common stock held by the Trust;

(v)	2,335,967 shares of our Class B common stock held by KBCR, by virtue of Mr. Lutnick being the managing member of KBCR, which is a non-managing General Partner of Cantor; and

(vi)	173,035 shares of our Class B common stock held by LFA.

(11)	Mr. Lutnick’s holdings consist of:

(i)	5,033,338 shares of our Class A common stock held directly;

(ii)	610,764 shares of our Class A common stock held in Mr. Lutnick’s 401(k) account (as of March 31, 2024);

(iii)

12,152,640 shares of our Class A common stock held in various trust, retirement and custodial accounts consisting of (A) 8,808,665 shares held in Mr. Lutnick’s personal asset trust, of which he is the sole trustee, (B) 1,670,577 shares held in Mr. Lutnick’s GRAT IV account, of which he is the sole trustee, (C) 787,438 shares held by the Trust, (D) 290,515 shares held in a Keogh retirement account for Mr. Lutnick, (E) 539,370 shares held by trust accounts for the benefit of Mr. Lutnick and members of his immediate family, (F) 34,619 shares held in other retirement accounts, (G) 20,423 shares held in custodial accounts for the benefit of certain members of Mr. Lutnick’s family under the Uniform Gifts to Minors Act, and (H) 1,033 shares held in other retirement accounts for the benefit of Mr. Lutnick’s spouse;

(iv)	2,972,524 shares of our Class A common stock acquirable upon conversion of 2,972,524 shares of our Class B common stock held by CFGM;

(v)	93,340,477 shares of our Class A common stock acquirable upon conversion of 93,340,477 shares of our Class B common stock held by Cantor;

(vi)	8,973,721 shares of our Class A common stock acquirable upon conversion of 8,973,721 shares of our Class B common stock held directly;

(vii)	1,610,182 shares of our Class A common stock acquirable upon conversion of 1,610,182 shares of our Class B common stock held by the Trust;

(viii)	2,335,967 shares of our Class A common stock acquirable upon conversion of 2,335,967 shares of our Class B common stock held by KBCR;

(ix)	173,035 shares of our Class A common stock acquirable upon conversion of 173,035 shares of our Class B common stock held by LFA;

(x)	600,938 shares of our Class A common stock owned of record by KBCR; and

(xi)	50,240 shares of our Class A common stock owned of record by LFA.

(12)

Percentage based on (i) 385,134,879 shares of our Class A common stock outstanding as of April 1, 2024, (ii) 93,340,477 shares of our Class A common stock acquirable upon conversion of 93,340,477 shares of our Class B common stock held by Cantor, (iii) 2,972,524 shares of our Class A common stock acquirable upon conversion of 2,972,524 shares of our Class B common stock held by CFGM, (iv) 8,973,721 shares of our Class A common stock acquirable upon conversion of 8,973,721 shares of our Class B common stock held by Mr. Lutnick, (v) 1,610,182 shares of our Class A common stock acquirable upon conversion of 1,610,182 shares of our Class B common stock held by the Trust, (vi) 2,335,967 shares of our Class A common stock acquirable upon conversion of 2,335,967 shares of our Class B common stock held by KBCR, and (vii) 173,035 shares of our Class A common stock acquirable upon conversion of 173,035 shares of our Class B common stock held by LFA.

(13)

Mr. Merkel’s holdings consist of (i) 9,618 shares of our Class A common stock held directly, (ii) 44,319 shares of our Class A common stock held in Mr. Merkel’s 401(k) account (as of March 31, 2024) and (iii) 6,258 shares of our Class A common stock held in trusts for the benefit of Mr. Merkel’s immediate family, of which Mr. Merkel’s spouse is the sole trustee.

(14)	Mr. Windeatt’s holdings consist of 239,990 restricted shares of our Class A common stock held directly and 158,449 unrestricted shares of our Class A common stock held directly.
(15)	Dr. Bell’s holdings consist of 28,772 shares of our Class A common stock held directly.
(16)	Mr. Richards’ holdings consist of 56,667 shares of our Class A common stock held directly.
(17)	Mr. Mbanefo’s holdings consist of (i) 30,113 shares of our Class A common stock held directly.
(18)

Percentage based on (i) 385,134,879 shares of our Class A common stock outstanding as of April 1, 2024, (ii) 93,340,477 shares of our Class A common stock acquirable upon conversion of 93,340,477 shares of our Class B common stock held by Cantor, (iii) 2,972,524 shares of our Class A common stock acquirable upon conversion of 2,972,524 shares of our Class B common stock held by CFGM, (iv) 8,973,721 shares of our Class A common stock acquirable upon conversion of 8,973,721 shares of our Class B common stock held by Mr. Lutnick, (v) 2,335,967 shares of our Class A common stock acquirable upon conversion of 2,335,967 shares of our Class B common stock held by KBCR, (vi) 1,610,182 shares of our Class A common stock acquirable upon conversion of 1,610,182 shares of our Class B common stock held by the Trust, and (vii) 173,035 shares of our Class A common stock acquirable upon conversion of 173,035 shares of our Class B common stock held by LFA.

Equity Compensation Plan Information as of December 31, 2023

	Number of securities to be issued upon exercise of outstanding restricted stock units, options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Plan (approved by security holders)	65,047,738	$4.12	477,101,879
Equity compensation plans not approved by security holders	—	—	—
Total	65,047,738	$4.12	477,101,879

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval and Ratification of Transactions with Related Persons

The general policy of our Company and our Audit Committee is that all material transactions with a related party, including transactions with Cantor or Newmark, the relationship between us and Cantor or Newmark and agreements with related parties, as well as all material transactions in which there is an actual, or in some cases, perceived, conflict of interest, including repurchases of Class A common stock or, historically, purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor or our executive officers (see “—Stock Repurchase Program”), are subject to prior review and approval by our Audit Committee, which will determine whether such transactions or proposals are fair and reasonable to our stockholders. In general, potential related party transactions are identified by our management and discussed with the Audit Committee at Audit Committee meetings. Detailed proposals, including, where applicable, financial and legal analyses, alternatives and management recommendations, are provided to the Audit Committee with respect to each issue under consideration and decisions are made by the Audit Committee with respect to the foregoing related-party transactions after an opportunity for discussion and review of materials. When applicable, the Audit Committee requests further information and, from time to time, requests guidance or confirmation from internal or external counsel or auditors. Our policies and procedures regarding related party transactions are set forth in our Audit Committee Charter and Code of Ethics, both of which are publicly available on our website at www.bgcg.com/esg/governance/ under the headings “Independent Audit Committee” and “Code of Business Conduct and Ethics and Professional Integrity,” respectively. Related party transactions with Newmark are also reviewed by the Newmark board and its audit committee under their own policies.

Transactions with Executive Officers

On June 2, 2023, Mr. Merkel sold 150,000 shares of Class A common stock to BGC Partners at $4.21 per share, the closing price of a share of Class A common stock on June 2, 2023. The transaction was approved by the Audit and Compensation Committees of the Board of BGC Partners and was made pursuant to BGC Partners’ stock buyback authorization.

On September 21, 2023, Mr. Windeatt sold 474,808 shares of Class A common stock to BGC Group at $5.29 per share, the closing price of a share of Class A common stock on September 21, 2023. The transaction was approved by the Audit and Compensation Committees of the Board of BGC Group and was made pursuant to BGC Group’s stock buyback authorization.

On January 2, 2024, Mr. Merkel sold 136,891 shares of Class A common stock to BGC Group at $6.98 per share, the closing price of a share of Class A common stock on January 2, 2024. The transaction was approved by the Audit and Compensation Committees of the Board and was made pursuant to BGC Group’s stock buyback authorization.

From time to time, the Compensation Committee approves the acceleration of RSUs or other awards (and prior to the Corporate Conversion, the monetization of previously issued and outstanding partnership units) in order to provide liquidity to the executives, taking into consideration the retentive impact of the remaining units held by the executives. See “Compensation Discussion and Analysis—Transactions with Executive Officers and Directors” and “Compensation Discussion and Analysis—Standing Policy for Mr. Lutnick” for more information.

Corporate Conversion

On July 1, 2023, pursuant to the Corporate Conversion Agreement, BGC Partners completed the Corporate Conversion to a Full C-Corporation in order to reorganize and simplify its organizational structure. As a result of the Corporate Conversion, BGC Group became the public holding company for, and successor to, BGC Partners, and its Class A common stock began trading on Nasdaq, in place of BGC Partners’ Class A common stock, under the ticker symbol “BGC.” Upon completion of the Corporate Conversion, the former stockholders of BGC Partners and the former limited partners of BGC Holdings now participate in the economics of the BGC businesses through BGC Group.

The Corporate Conversion was made pursuant to the Corporate Conversion Agreement which was approved by the Board of Directors of BGC Partners, at the recommendation of the Joint Committee. The Joint Committee was advised by independent financial and legal advisors selected by the Joint Committee. Houlihan Lokey, Inc., as financial advisor, provided a fairness opinion to the Joint Committee.

The Corporate Conversion was effected pursuant to the terms of the Corporate Conversion Agreement dated as of November 15, 2022 by and among BGC Group, BGC Partners, BGC Holdings, BGC GP, LLC, a Delaware limited liability company and general partner of BGC Holdings, BGC Partners II, Inc., a Delaware corporation and wholly owned subsidiary of BGC Group (“Merger Sub 1”), BGC Partners II, LLC, a Delaware limited liability company and wholly owned subsidiary of BGC Group (“Merger Sub 2”), BGC Holdings Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of BGC Holdings (“Holdings Merger Sub”), and, solely for the purposes of certain provisions therein, Cantor.

Effective as of 12:01 a.m., Eastern Time, on July 1, 2023, BGC Holdings reorganized from a Delaware limited partnership into a Delaware limited liability company through a merger with and into Holdings Merger Sub (the “Holdings Reorganization Merger”), with Holdings Merger Sub continuing as a direct subsidiary of BGC Partners. Effective as of 12:02 a.m., Eastern Time, on July 1, 2023, Merger Sub 1 merged with and into BGC Partners (the “Corporate Merger”), with BGC Partners continuing as a direct subsidiary of BGC Group. At the same time, Merger Sub 2 merged with and into Holdings Merger Sub (together with the Holdings Reorganization Merger and the Corporate Merger, the “Corporate Conversion Mergers”), with Holdings Merger Sub continuing as a subsidiary of BGC Group. As a result of the Corporate Conversion Mergers, BGC Partners and BGC Holdings became wholly owned subsidiaries of BGC Group.

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

As a result of the Corporate Conversion, on July 1, 2023:

•

64.0 million units of BGC Holdings held by Cantor (“Cantor units”), including 5.7 million purchased on June 30, 2023, were converted into shares of BGC Group Class B common stock, subject to the terms and conditions of the Corporate Conversion Agreement, provided that a portion of the 64.0 million shares of BGC Group Class B common stock issued to Cantor will exchange into BGC Group Class A common stock in the event that BGC Group does not issue at least $75,000,000 in shares of BGC Group Class A or B common stock in connection with certain acquisition transactions prior to July 1, 2030, the seventh anniversary of the Corporate Conversion;

•	BGC Group assumed all BGC Partners RSUs, RSU Tax Accounts or RSAs outstanding as of June 30, 2023; and

•	non-exchangeable limited partnership units of BGC Holdings were converted into equity awards denominated in cash, restricted stock and/or RSUs of BGC Group, each as further set forth in the

Corporate Conversion Agreement. BGC Group granted 38.6 million RSAs, 25.3 million RSUs, and $74.0 million of RSU Tax Accounts upon the conversion of the non-exchangeable shares of Holdings Merger Sub.

In connection with the Corporate Conversion on July 1, 2023, the BGC Holdings limited partnership agreement was terminated. There were no limited partnership units of BGC Holdings remaining after the Corporate Conversion was completed.

Amendment to the BGC Group Certificate of Incorporation and Bylaws

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

Assumption of Intercompany Arrangements Following the Corporate Conversion

On July 1, 2023, in connection with BGC Group as successor entity of BGC Partners following the Corporate Conversion, the Board of Directors and Audit Committee of BGC Group approved the assumption of BGC Partners’ previously approved agreements and arrangements with related parties, with such modifications thereto as necessary to reflect the Corporate Conversion. Pursuant to the foregoing authorization, any existing agreements and arrangements between BGC Partners and any executive officer, director or affiliate of BGC Partners were generally assumed unchanged by BGC Group, other than making BGC Group a party thereto, or as otherwise described below.

Second Amended and Restated BGC Holdings Limited Partnership Agreement

The following is a historical description of the BGC Holdings limited partnership agreement and interests in BGC Holdings prior to the Corporate Conversion. In connection with the Corporate Conversion, the BGC Holdings limited partnership agreement was terminated, BGC Holdings was merged into the surviving entity Holdings Merger Sub and the former limited partners of BGC Holdings, including Cantor, now participate in the economics of BGC U.S. OpCo and BGC Global OpCo (the “BGC OpCos”) through BGC Group, which the BGC OpCos are wholly owned subsidiaries of. See “ —Corporate Conversion” for more information.

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

Management

BGC Holdings was managed by its general partner. Through ownership of the general partner of BGC Holdings, BGC Partners held the BGC Holdings general partnership interest and the BGC Holdings special voting limited partnership interest, which entitled BGC Partners to control BGC Holdings and to remove and appoint the general partner of BGC Holdings.

Under the BGC Holdings limited partnership agreement, BGC Partners, as the BGC Holdings general partner, managed the business and affairs of BGC Holdings. However, Cantor’s consent was required for amendments to the BGC Holdings limited partnership agreement, to decrease distributions to BGC Holdings limited partners to less than 100% of net income received by BGC Holdings (other than with respect to selected extraordinary items as described above), to transfer any BGC U.S. OpCo or BGC Global OpCo partnership interests beneficially owned by BGC Holdings and to take any other actions that may have adversely affected Cantor’s exercise of its co-investment rights to acquire BGC Holdings limited partnership interests, its right to purchase BGC Holdings founding partner interests and its right to exchange the BGC Holdings exchangeable limited partnership interests. Cantor’s consent was also required in connection with transfers of BGC Holdings limited partnership interests by other limited partners and the issuance of additional BGC Holdings limited partnership interests outside of the Participation Plan. As described below under “—Exchanges,” BGC Holdings founding partner interests were only exchangeable if Cantor so determined.

Any working partner interests that were issued were not exchangeable with BGC Partners unless otherwise determined by BGC Partners with the written consent of a BGC Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the BGC Holdings limited partnership agreement.

As described below under “—Exchanges,” the employee-owned partnership interests were only exchangeable for BGC Partners’ Class A common stock in accordance with the terms and conditions of the grant of such interests, which terms and conditions were determined by the BGC Holdings general partner with the written consent of the BGC Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the BGC Holdings limited partnership agreement.

The BGC Holdings limited partnership agreement also provided that BGC Holdings, in its capacity as the general partner of each of BGC U.S. OpCo and BGC Global OpCo, required Cantor’s consent to amend the terms of the BGC U.S. OpCo or BGC Global OpCo limited partnership agreements or take any other action that may have interfered with Cantor’s exercise of its co-investment rights to acquire BGC Holdings limited partnership interests (and the corresponding investment in BGC U.S. OpCo and BGC Global OpCo by BGC Holdings) or its rights to exchange the BGC Holdings exchangeable limited partnership interests. Founding/working partners and limited partnership unit holders did not have any voting rights with respect to their ownership of BGC Holdings limited partnership interests, other than limited consent rights concerning amendments to the terms of the BGC Holdings limited partnership agreement.

Classes of Interests in BGC Holdings

As of December 31, 2022, BGC Holdings had the following outstanding interests:

•	a general partnership interest, which was held indirectly by BGC Partners;

•	BGC Holdings exchangeable limited partnership interests, which were held by Cantor;

•	BGC Holdings founding partner interests, which are limited partnership interests held by founding partners;

•	BGC Holdings REU and AREU interests, which are limited partnership interests held by REU and AREU partners;

•	a special voting limited partnership interest, which was held by BGC Partners and which entitled it to remove and appoint the general partner of BGC Holdings;

•	BGC Holdings working partner interests held by working partners;

•	BGC Holdings RPU and ARPU interests, which are types of working partner interests held by RPU and ARPU partners;

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

For a description of the exchange rights and obligations, see “—Exchanges” below. No BGC Holdings founding partner interests were issued after the BGC separation. The BGC Holdings founding/ working partner interests held by founding/ working partners are designated in various classes, reflecting in general the terms of classes of units that the founding partners previously held in Cantor. See “—Distributions—Classes of Founding/Working Partner Interests.”

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

The BGC Holdings limited partnership interests held by Cantor were generally exchangeable with BGC Partners for BGC Class B common stock (or, at Cantor’s option or if there were no additional authorized but unissued shares of BGC Class B common stock, BGC Class A common stock) on a one-for-one basis (subject to customary anti-dilution adjustments).

The BGC Holdings limited partnership interests that Cantor transferred to founding partners in connection with the redemption of its limited partnership interests in Cantor at the time of the BGC separation were not exchangeable with BGC Partners unless (1) Cantor reacquired such interests from BGC Holdings upon termination or bankruptcy of the founding partners or redemption of their units (which it had the right to do under certain circumstances), in which case such interests were exchangeable with BGC Partners for Class A common stock or Class B common stock as described above or (2) Cantor determined that such interests could be exchanged by such founding partners with BGC Partners for Class A common stock, generally on a one-for-one basis (subject to customary anti-dilution adjustments), on terms and conditions that were determined by Cantor, provided that the terms and conditions of such exchange could not in any way diminish or adversely affect BGC Partners’ rights or rights of its subsidiaries (it being understood that an obligation by BGC Partners to deliver shares of Class A common stock upon exchange would not be deemed to diminish or adversely affect the rights of BGC Partners or its subsidiaries) (which exchange of certain interests Cantor expected to permit from time to time). Once a BGC Holdings founding partner interest became exchangeable, such founding partner interest was automatically exchanged for BGC Partners’ Class A common stock.

In particular, the BGC Holdings founding partner interests that Cantor provided were exchangeable with BGC Partners for its Class A common stock on a one-for-one basis (subject to customary anti-dilution adjustments from time to time), in accordance with the terms of the BGC Holdings limited partnership agreement.

Further, BGC Partners provided exchangeability for partnership units under other circumstances in connection with compensation, acquisitions and investments.

Notwithstanding the foregoing, to the extent that legacy BGC Holdings units and legacy Newmark Holdings units were not exchangeable as of immediately after the Separation, the determination of whether to grant an exchange right with respect to such legacy BGC Holdings units and legacy Newmark Holdings units will be made as follows:

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

BGC Partners also provided for exchangeability of certain working partner units without a capital account for other working partner units with a capital account in connection with compensatory arrangements.

BGC Holdings Exchangeable Limited Partnership Interests

Any working partner interests that were issued were not exchangeable with BGC Partners unless it otherwise determined with the written consent of a BGC Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the BGC Holdings limited partnership agreement.

The limited partnership units were only exchangeable for Class A common stock in accordance with the terms and conditions of the grant of such limited partnership units, which terms and conditions were determined in BGC Partners’ sole discretion, as the general partner of BGC Holdings, with the written consent of the BGC Holdings exchangeable limited partnership interest majority in interest with respect to the grant of any exchange right, in accordance with the terms of the BGC Holdings limited partnership agreement.

The one-for-one exchange ratio between BGC Holdings units and Class B common stock and Class A common stock was not adjusted to the extent that BGC Partners have made a dividend, subdivision, combination, distribution or issuance to maintain the BGC Partners ratio pursuant to a reinvestment by BGC Partners or its subsidiaries pursuant to its reinvestment right.

Upon BGC Partners’ receipt of any BGC Holdings exchangeable limited partnership interest or BGC Holdings founding partner interest, or BGC Holdings limited partnership unit that was exchangeable, pursuant to an exchange, such interest being so exchanged ceased to be outstanding and was automatically and fully cancelled, and such interest was automatically designated as a BGC Holdings regular limited partnership interest, had all rights and obligations of a holder of BGC Holdings regular limited partnership interests and ceased to be designated as a BGC Holdings exchangeable interest or BGC Holdings founding partner interest, BGC Holdings REU interest or BGC Holdings working partner interest that was exchangeable, and would not be exchangeable.

With each exchange, BGC Partners’ indirect interest in BGC U.S. OpCo and BGC Global OpCo was proportionately increased, because immediately following an exchange, BGC Holdings redeemed the BGC Holdings unit so acquired for the BGC U.S. OpCo limited partnership interest and the BGC Global OpCo limited partnership interest underlying such BGC Holdings unit. The acquired BGC U.S. OpCo limited partnership interest and BGC Global OpCo limited partnership interest was appropriately adjusted to reflect the impact of certain litigation matters and the intention of the parties to the BGC Holdings limited partnership agreement for BGC Holdings (and not BGC Partners) to realize the economic benefits and burdens of such potential claims.

In addition, upon a transfer of a BGC Holdings exchangeable limited partnership interest that was not permitted by the BGC Holdings limited partnership agreement (see “—Transfers of Interests” below), such interest ceased to be designated as a BGC Holdings exchangeable limited partnership interest and was automatically designated as a regular limited partnership interest.

In the case of an exchange of an exchangeable limited partnership interest or a founding partner interest (or portion thereof), the aggregate capital account of the BGC Holdings unit so exchanged equaled a pro rata portion of the total aggregate capital account of all exchangeable limited partnership units and founding partner units then outstanding, reflecting the portion of all such exchangeable limited partnership units and founding partner units then outstanding represented by the units so exchanged. The aggregate capital account of such exchanging partner in such partner’s remaining exchangeable limited partnership units and/or founding partner units were reduced by an equivalent amount. If the aggregate capital account of such partner was insufficient to permit such a reduction without resulting in a negative capital account, the amount of such insufficiency was satisfied by reallocating capital from the capital accounts of the exchangeable limited partners and the founding partners to the capital account of the units so exchanged, pro rata based on the number of units underlying the outstanding exchangeable limited partnership interests and the founding partner interests or based on other factors as determined by a BGC Holdings exchangeable limited partnership interest majority in interest.

In the case of an exchange of an REU interest or working partner interest or portion thereof, the aggregate capital account of the BGC Holdings units so exchanged equaled the capital account of the REU interest or working partner interest (or portion thereof), as the case may be, represented by such BGC Holdings units.

BGC Partners agreed to reserve, out of its authorized but unissued BGC Partners Class B common stock and BGC Partners Class A common stock, a sufficient number of shares of BGC Partners Class B common stock and BGC Partners Class A common stock solely to effect the exchange of all then outstanding BGC Holdings exchangeable limited partnership interests, the BGC Holdings founding/working partner interests, if exchangeable, and BGC Holdings limited partnership units, if exchangeable, into shares of BGC Partners Class B common stock or BGC Partners Class A common stock pursuant to the exchanges (subject, in the case of BGC Partners Class B common stock, to the maximum number of shares authorized but unissued under BGC Partners’ Restated Certificate of Incorporation (its “certificate of incorporation”) as then in effect) and a sufficient number of shares of BGC Partners Class A common stock to effect the exchange of shares of BGC Partners Class B common stock issued or issuable in respect of exchangeable BGC Holdings limited partnership interests. BGC Partners agreed that all shares of BGC Partners Class B common stock and BGC Partners Class A common stock issued in an exchange was duly authorized, validly issued, fully paid and non-assessable and was free from pre-emptive rights and free of any encumbrances.

Distributions

The profit and loss of BGC U.S. OpCo and BGC Global OpCo were generally allocated based on the total number of BGC U.S. OpCo units and BGC Global OpCo units outstanding, other than in the case of certain litigation matters, the impact of which was allocated to the BGC U.S. OpCo and BGC Global OpCo partners who were members of the BGC Holdings group as described in “—Second Amended and Restated Limited Partnership Agreements of BGC U.S. OpCo and BGC Global OpCo.” The profit and loss of BGC Holdings were generally allocated based on the total number of BGC Holdings units outstanding, other than the impact of certain litigation matters, which were allocated to the BGC Holdings partners who were members of the Cantor group, or who were founding/working partners or limited partnership unit holders. The minimum distribution for each RPU interest was $0.005 per quarter, provided that, with respect to a BGC legacy unit, the minimum distribution was apportioned between the BGC legacy unit on one hand and the Newmark legacy unit on the other hand, based on the relative value of BGC and Newmark, such that the sum of the minimum distribution for such BGC legacy unit and Newmark legacy unit immediately following the distribution equaled $0.005 with respect to each quarter. For the avoidance of doubt, the distribution provisions of the BGC Holdings limited partnership agreement did not apply to holders of APSUs, AREUs, ARPUs, NLPUs, NPLPUs, NPPSUs, NPREUs, NPSUs and NREUs.

BGC Holdings distributed to holders of the BGC Holdings limited partnership interests (subject to the allocation of certain litigation matters, to BGC Holdings partners who were members of the Cantor group, or who were founding/working partners or who were limited partnership unit holders (and not to BGC Partners)):

•

with respect to partners who were members of the Cantor group and the founding/working partners, on or prior to each estimated tax due date (the 15th day of each April, June, September and December in the case of a partner that was not an individual, and the 15th day of each April, June, September and January in the case of a partner who was an individual), such partner’s estimated proportionate quarterly tax distribution for such fiscal quarter; and

•

as promptly as practicable after the end of each fiscal quarter, an amount equal to the excess, if any, of (a) the net positive cumulative amount allocated to such partner’s capital account pursuant to the BGC Holdings limited partnership agreement, over (b) the amount of any prior distributions to such partner.

Pursuant to the terms of the BGC Holdings limited partnership agreement, distributions by BGC Holdings to its partners were not decreased below 100% of net income received by BGC Holdings from BGC U.S. OpCo and BGC Global OpCo (other than with respect to selected extraordinary items with respect to founding/working partners or limited partnership unit holders, such as the disposition directly or indirectly of partnership assets outside of the ordinary course of business) unless BGC Partners determined otherwise, subject to Cantor’s consent (as the holder of the BGC Holdings exchangeable limited partnership interest majority in interest). The BGC Holdings general partner, with the consent of Cantor, as the holder of the BGC Holdings exchangeable limited partnership interest majority in interest, may have directed BGC Holdings to distribute all or part of any amount distributable to a founding/working partner or a limited partnership unit holder in the form of a distribution of publicly traded shares, including shares of any capital stock of any other entity if such shares were listed on any national securities exchange or included for quotation in any quotation system in the United States, which BGC Partners referred to as “publicly traded shares,” or in other property.

In addition, the BGC Holdings general partner, with the consent of Cantor, as holder of a majority of the BGC Holdings exchangeable limited partnership interests, in its sole and absolute discretion, may have directed BGC Holdings, upon a founding/working partner’s or a limited partnership unit holder’s death, retirement, withdrawal from BGC Holdings or other full or partial redemption of BGC Holdings units, to distribute to such partner (or to his or her personal representative, as the case may be) a number of publicly traded shares or an amount of other property that the BGC Holdings general partner determined was appropriate in light of the goodwill associated with such partner and his, her or its BGC Holdings units, such partner’s length of service, responsibilities and contributions to BGC Holdings and/or other factors deemed to be relevant by the BGC Holdings general partner. Any such distribution of publicly traded shares or other property to a partner as described in the prior sentence resulted in a net reduction in such partner’s capital account and adjusted capital account, unless otherwise determined by the BGC Holdings general partner in its sole and absolute discretion, provided that any gain recognized as a result of such distribution did not affect such partner’s adjusted capital account, unless otherwise determined by both the BGC Holdings general partner and Cantor.

The BGC Holdings limited partnership agreement, however, provided that any and all items of income, gain, loss or deduction that resulted from certain specified items allocated entirely to the capital accounts of the limited partnership interests in BGC U.S. OpCo and BGC Global OpCo held by BGC Holdings were allocated entirely to the capital accounts of BGC Holdings limited partnership interests held by its founding/working partners, its limited partnership unit holders and Cantor as described below under “—Second Amended and Restated Limited Partnership Agreements of BGC U.S. OpCo and BGC Global OpCo—Distributions.” In addition, in the discretion of the BGC Holdings general partner, distributions with respect to selected extraordinary transactions, as described below, may have been withheld from the founding/working partners and the limited partnership unit holders and distributed over time subject to the satisfaction of conditions set by BGC Partners, as the general partner of BGC Holdings, such as continued service to BGC Partners. See “—Redemption of BGC Holdings Founding/Working Partner Interests and Limited Partnership Interests.” These distributions that may have been withheld related to income items from non-recurring events, including, without limitation, items that would have been considered “extraordinary items” under GAAP and recoveries with respect to claims for expenses, costs and damages (excluding any recovery that did not result in monetary payments to BGC Holdings) attributable to extraordinary events that affected BGC Holdings (such events may have included, unless otherwise determined by the BGC Holdings general partner, any disposition, directly or indirectly (including deemed sales), of capital stock of any affiliate owned by BGC Holdings, whether or not recurring in nature). The BGC Holdings general partner may have also deducted from these withheld amounts all or a portion of any extraordinary expenditures from non-recurring events that it determined were to be treated as extraordinary expenditures, including, without limitation, any distribution or other payment (including a redemption payment) to a BGC Holdings partner, the purchase price or other cost of acquiring any asset, any other non-recurring expenditure of BGC Holdings, items that would have been considered “extraordinary items” under GAAP, and expenses, damages or costs attributable to extraordinary events affecting BGC Holdings (including actual, pending or threatened litigation). Any amounts that were withheld from distribution and forfeited by the founding/working partners and the limited partnership unit holders with respect to such extraordinary transactions were distributed to Cantor in respect of the BGC Holdings limited partnership interests held by Cantor.

No partner may have charged or encumbered its BGC Holdings limited partnership interest or otherwise subjected such interest to any encumbrance, except those created by the BGC Holdings limited partnership agreement. However, a BGC Holdings exchangeable limited partner may have encumbered its BGC Holdings exchangeable limited partnership interest in connection with any bona fide bank financing transaction.

Classes of Founding/Working Partner Interests and Limited Partnership Units

Founding/working partners held five classes of BGC Holdings units underlying such partner’s BGC Holdings founding partner interests and BGC Holdings working partner interests, respectively: High Distribution, High Distribution II, High Distribution III, High Distribution IV, and Grant. In addition, there were separate classes of working partner interests called RPUs, PSUs, and PSIs and there were limited partnership units called REUs. In addition, effective April 1, 2011, five new units were created. AREUs, ARPUs, APSUs and APSI were identical in all respects to existing REUs, RPUs, PSU and PSI, respectively, except that (i) until any related distribution conditions specified in the applicable award agreement were met, if ever, only net losses were allocable with respect to such units; and (ii) no distributions were made until such distribution conditions were met. The other new unit created in 2011, the PSE, was identical in all respects to existing PSUs, except that (x) PSEs required minimum distributions of no less than $0.015 per fiscal quarter; and (y) such distributions may have been delayed for up to four quarters in the discretion of the General Partner of BGC Partners’ Partnership; provided that, with respect to a BGC legacy unit that is a PSE, the minimum distribution was apportioned between such BGC legacy unit on one hand and the related Newmark legacy unit on the other hand, based on the relative value of BGC and Newmark, such that the sum of the minimum distribution for such BGC legacy unit and Newmark legacy unit immediately following the distribution equaled $0.015 with respect to each quarter. Further, effective December 17, 2012, a new unit was created, the LPU, which was identical in all respects to the existing PSU, except that the LPU was available for issuance only to members of a certain U.K. limited liability partnership. In addition, on November 6, 2013, the Preferred Units were created as discussed above. Also, on May 9, 2014, the NPSUs were created as discussed above.

The term “limited partnership units” was generally used to refer to REUs, AREUs, RPUs, ARPUs, PSUs, APSUs, PSIs, APSIs, PSEs, LPUs, NPSUs, NREUs, NPREUs, NLPUs, NPLPUs, NPPSUs or the Preferred Unit equivalents of such limited partnership units as described above.

In general, the rights and obligations of founding/working partners with respect to their BGC Holdings units were similar, but not identical, to the rights and obligations of the founding partners, as limited partners in Cantor with respect to their Cantor units. Each class of BGC Holdings units held by founding/working partners generally entitled the holder to receive a pro rata share of the distributions of income received by BGC Holdings. See “—Distributions” below. High Distribution II and High Distribution III units differ from High Distribution units, however, in that holders of High Distribution II and High Distribution III units paid at their original issuance, or the original issuance of their predecessor interests in Cantor, only a portion (generally approximately 20% in the case of High Distribution II Units and 14.3% in the case of High Distribution III Units) of the amount that would have been paid by a holder of a High Distribution unit as of that date, with the remaining amount (increased by a stated rate), which we referred to as a “HD II Account Obligation” or “HD III Account Obligation,” as applicable, paid, on a stated schedule (generally four years in the case of High Distribution II units and seven years in the case of High Distribution III units). With respect to High Distribution II Units and High Distribution III Units issued in redemption of similar units in Cantor, the applicable HD II Account Obligation or HD III Account Obligation was paid to Cantor rather than to BGC Holdings. High Distribution IV units differed from High Distribution units in that holders of High Distribution IV units were entitled to receive an additional payment following redemption, as described in “—Redemption of BGC Holdings Founding/Working Partner Interests and Limited Partnership Units.” Grant Units and Matching Grant Units differed from the other classes of BGC Holdings units in the calculation and the compensatory tax treatment of amounts payable upon redemption of such units.

With respect to the limited partnership units, each grant of REUs or AREUs had associated with it an “REU post-termination amount” or an “AREU post-termination amount” which represented an amount payable to the REU or AREU holder upon redemption of such units. A partner’s entitlement to the REU or AREU post-termination amount vested ratably over three years or according to such schedule as determined by BGC Holdings at the time of the grant. In lieu of paying all or a portion of the REU or AREU post-termination amount, BGC Holdings may have caused the REUs or AREUs held by a redeemed partner to be automatically exchanged for shares of BGC Partners Class A common stock at the applicable exchange ratio.

The value of such shares may have been more or less than the applicable post-termination amount. These payments of cash and/or shares were conditioned on the former REU or AREU holder not violating his or her partner obligations or engaging in any Competitive Activity prior to the date such payments are made, and were subject to reduction if any losses are allocated to such REUs or AREUs. From time to time, the terms of specific grants of REUs or AREUs varied, which variations may have included limitations on the income or distributions and may have also provided for exchangeability at an identified time or upon the occurrence of certain conditions. RPUs and APSUs had similar features to existing REU and AREU interests except that (i) they provided for a minimum distribution of $0.005 per quarter and (ii) they provided that if BGC Holdings were to be dissolved, the obligation to provide post-termination payments to terminated partners holding RPUs or ARPUs was cancelled. PSUs, APSUs, PSIs, PSEs and APSIs were similar to REUs, AREUs, RPUs and ARPUs, respectively, except that they did not have post-termination payments. Preferred Units were entitled solely to the Preferred Distribution and, similarly, did not have post-termination payments. NPSUs were identical to PSUs except that they were not entitled to participate in partnership distributions, were not allocated any items of profit or loss and were not made exchangeable into shares of BGC Partners’ Class A common stock, but may have been converted into PSUs or PPSUs in the sole discretion of the general partner of BGC Holdings. The N Units were identical to their underlying units except that they were not entitled to participate in partnership distributions, were not allocated any items of profit or loss and were not made exchangeable into shares of BGC Partners’ Class A common stock, but may have been converted into the underlying unit in the sole discretion of the general partner of BGC Holdings and subject to the approval of the Compensation Committee.

Partner Obligations

Each of the founding/working partners and each of the limited partnership unit holders was subject to certain partner obligations, which BGC Partners referred to as “partner obligations.” The partner obligations constituted an undertaking by each of the founding/working partners and each of the limited partnership unit holders that they had a duty of loyalty to BGC Holdings and that, during the period from the date on which a person first became a partner through the applicable specified period following the date on which such partner ceased, for any reason, to be a partner, not to, directly or indirectly (including by or through an affiliate):

•

breach a founding/working partner’s or limited partnership unit holder’s, as the case may be, duty of loyalty to BGC Holdings, through the two-year period following the date on which such partner ceases, for any reason, to be a founding/working partner or limited partnership unit holder;

•

while a founding/working partner or limited partnership unit holder and through the six (6)-month anniversary of the termination of such founding/working partner or limited partnership unit holder, engage in, represent in any way, or be connected with (as partner, director, officer, employee, consultant, or active participant, in each case, other than on a de minimis basis) any activity, practice or act with a Competing Business if (1) it involves a Client or Client Representative and a service that is the same or similar to a service the partner provided for a Protected Affiliate; (2) it involves (y) a product, product line or type, or service of a Protected Affiliate (including any for which it took substantial steps to offer prior to the termination of such partner), and (z) a service that is the same or similar to a service the founding/working partner or limited partnership unit holder provided for a Protected Affiliate within a geographic market covering where the founding/working partner or limited partnership unit holder and/or the Protected Affiliate provided services or had responsibilities and/or within a 100-mile radius of any Client, Client Representative, Protected Affiliate, or Partner while a Partner; or (3) the Partner had substantial confidential information of the BGC Holdings or a Protected Affiliate and the disclosure of such information to the Competing Business is likely to be inevitable;

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

•

except as permitted with respect to corporate opportunities and fiduciary duties in the BGC Holdings limited partnership agreement (see “—Corporate Opportunity; Fiduciary Duty” below) take advantage of, or provide another person with the opportunity to take advantage of, a BGC Partners’ “corporate opportunity” (as such term would apply to BGC Holdings if it were a corporation) including opportunities related to intellectual property, which for this purpose requires granting BGC Partners a right of first refusal to acquire any assets, stock or other ownership interest in a business being sold by any partner or affiliate of such partner if an investment in such business would constitute a “corporate opportunity” (as such term would apply to BGC Holdings if it were a corporation), that has not been presented to and rejected by BGC Partners or that BGC Partners rejects but reserves for possible further action by BGC Partners in writing, unless otherwise consented to by the BGC Holdings general partner in writing in its sole and absolute discretion; or

•

otherwise take any action to harm, that harms or that reasonably could be expected to harm, BGC Partners for a two-year period following the date on which a founding/working partner or a limited partnership unit holder, as the case may be, ceases, for any reason, to be a founding/working partner or a limited partnership unit holder, as the case may be, including any breach of its confidentiality obligations.

A founding/working partner or limited partnership unit holder is considered to have engaged in a “Competitive Activity” if such partner (including by or through his, her or its affiliates), during the applicable restricted period, engages in one of the following activities, which we collectively refer to as the “Competitive Activities”:

(1)

at any time while a founding/working partner or limited partnership unit holder and through the second (2nd)-year anniversary of the termination of such partner, directly or indirectly, or by action in concert with others, solicits, induces, or influences, or attempts to solicit, induce or influence, any other partner, employee, member, partner or consultant of Cantor, BGC Partners or any member of the Cantor group or affiliated entity to terminate their employment or other business arrangements with Cantor, BGC Partners or any member of the Cantor group or affiliated entity, or to engage in any Competing Business or hires, employs, engages (including as a consultant or partner) or otherwise enters into a Competing Business with any such person;

(2)

at any time while a founding/working partner or limited partnership unit holder and through the second (2nd)-year anniversary of the termination of such partner, solicits any of the customers of Cantor, BGC Partners or any member of the Cantor group or affiliated entity (or any of their employees), induces such customers or their employees to reduce their volume of business with, terminate their relationship with or otherwise adversely affect their relationship with, Cantor, BGC Partners or any member of the Cantor group or affiliated entity; or

(3)

at any time while a founding/working partner or limited partnership unit holder and through the second (2nd)-year anniversary of the termination of such partner, engages in, represents in any way, or is connected with (as partner, director, officer, employee, consultant, or active participant, in each case, other than on a de minimis basis) any activity, practice or act with a Competing Business if (1) it involves a Client or Client Representative and a service that is the same or similar to a service the founding/working partner or limited partnership unit holder provided for a Protected Affiliate; (2) it involves (y) a product, product line or type, or service of a Protected Affiliate (including any for which it took substantial steps to offer prior to the termination of such founding/working partner or limited partnership unit holder), and (z) a service that is the same or similar to a service the founding/working partner or limited partnership unit holder provided for a Protected Affiliate within a geographic market covering where the Partner and/or the Protected Affiliate provided services or had responsibilities and/or within a 100-mile radius of any Client, Client Representative, Protected Affiliate, or founding/working partner or limited partnership unit holder while a founding/working partner or limited partnership unit holder; or (3) the founding/working partner or limited partnership unit holder had substantial confidential information of Cantor, BGC Partners or any member of the Cantor group or affiliated entity and the disclosure of such information to the Competing Business is likely to be inevitable.

Notwithstanding anything to the contrary, and unless Cantor determined otherwise, none of such partner obligations applied to any founding/working partner or limited partnership unit holder that was also a Cantor Company. “Cantor Company” means Cantor or any of its affiliates (other than, if applicable, BGC and any of BGC Partners’ subsidiaries, or Newmark and its subsidiaries). Such partners were exempt from these partner obligations. Other defined terms used above are as defined in the LPA Amendment.

The determination of whether a founding/working partner or limited partnership unit holder had breached his or her partner obligations was made in good faith by the BGC Holdings general partner in its sole and absolute discretion, which determination was final and binding. If a founding/working partner or a limited partnership unit holder breached his, her or its partner obligations, then, in addition to any other rights or remedies that the BGC Holdings general partner may have had, and unless otherwise determined by the BGC Holdings general partner in its sole and absolute discretion, BGC Holdings redeemed all of the units held by such partner for a redemption price equal to their base amount, and such partner had no right to receive any further distributions, or payments of cash, stock or property, to which such partner otherwise might have been entitled.

Any founding/working partner or limited partnership unit holder, as the case may have been, that breached his or her partner obligations was required to indemnify BGC Holdings for and pay any resulting attorneys’ fees and expenses, as well as any and all damages resulting from such breach. In addition, upon breach of the BGC Holdings limited partnership agreement by or the termination or bankruptcy of a founding/working or a limited partnership unit holder, as the case may have been, that was subject to the partner obligations, or if any such partner owed any amount to BGC Holdings or to any affiliated entity or failed to pay any amount to any other person with respect to which amount BGC Holdings or any affiliated entity was a guarantor or surety or was similarly liable (in each case whether or not such amount was due and payable), BGC Holdings had the right to set off the amount that such partner owed to BGC Holdings or any affiliated entity or any such other person under any agreement or otherwise and the amount of any cost or expense incurred or projected to be incurred by BGC Holdings in connection with such breach, such termination or bankruptcy or such indebtedness (including attorneys’ fees and expenses and any diminution in value of any BGC Holdings assets and including in each case both monetary obligations and the fair market value of any non-cash item and amounts not yet due or incurred) against any amounts that it owed to such partner under the BGC Holdings limited partnership agreement or otherwise, or to reduce the capital account, the base amount and/or the distributions (quarterly or otherwise) of such partner by any such amount.

A founding/working partner or a limited partnership unit holder, as the case may be, would become a terminated partner upon (a) the actual termination of the employment of such partner, so that such partner was no longer an employee of BGC U.S. OpCo, BGC Global OpCo or any affiliated entity, with or without cause by the employer, by such partner or by reason of death, (b) the termination by the BGC Holdings general partner, which may have occurred without the termination of a partner’s employment, of such partner’s status as a partner by reason of a determination by the BGC Holdings general partner that such partner breached the BGC Holdings limited partnership agreement or that such partner ceased to provide substantial services to BGC Holdings or any affiliated entity, even if such cessation was at the direction of BGC Holdings or any affiliated entity or (c) ceasing to be a partner for any reason. With respect to a corporate or other entity partner, such partner would also be considered terminated upon the termination of the beneficial owner, grantor, beneficiary or trustee of such partner.

A founding/working partner or a limited partnership unit holder, as the case may have been, would have become a bankrupt partner upon (a) making an assignment for the benefit of creditors, (b) filing a voluntary petition in bankruptcy, (c) the adjudication of such partner as bankrupt or insolvent, or the entry against such partner of an order for relief in any bankruptcy or insolvency proceeding; provided that such order for relief or involuntary proceeding was not stayed or dismissed within 120 days, (d) the filing by such partner of a petition or answer seeking for himself, herself or itself any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any bankruptcy statute, law or regulation, (e) the filing by such partner of an answer or other pleading admitting or failing to contest the material allegations of a petition filed against it in any proceeding of that nature or (f) the appointment of or seeking of the appointment of (in each case by any person) a trustee, receiver or liquidator of it or of all or any substantial part of the properties of such founding/working partner. With respect to a corporate founding/working partner, bankruptcy would have also included the occurrence of any of the foregoing events with respect to the beneficial owner of the majority of the stock of such partner. Notwithstanding the foregoing, no event constituted a bankruptcy of a founding/working partner or limited partnership unit holder, as the case may have been, unless the BGC Holdings general partner so determined in its sole and absolute discretion.

Redemption of BGC Holdings Founding/Working Partner Interests and Limited Partnership Units

Unlike the BGC Holdings limited partnership interests held by Cantor, the classes of BGC Holdings limited partnership interests held by founding partners, working partners and limited partnership unit holders (in each case, to the extent such interests had not become exchangeable) were subject to purchase and redemption by BGC Holdings in the following circumstances (subject to Cantor’s right to purchase such interests from BGC Holdings as described in “—Cantor’s Right to Purchase Exchangeable BGC Holdings Limited Partnership Interests Upon Redemption or Exchange of BGC Holdings Founding Partner Interests”):

•

except as otherwise agreed to by each of the BGC Holdings general partners, the BGC Holdings exchangeable limited partners (by a majority in interest of the BGC Holdings exchangeable limited partnership interests) and the applicable founding partner, upon any termination or bankruptcy of a founding partner (or the termination or bankruptcy of the beneficial owner of the stock or other ownership interest of any such founding partner that was a corporation or other entity), BGC Holdings would purchase and redeem from such founding partner or his, her or its representative, and such founding partner or his, her or its representative would sell to BGC Holdings, all of the founding partner interests held by such founding partner (and, with the consent of the BGC Holdings general partner and Cantor, BGC Holdings may have assigned its right to purchase such founding partner interests to another partner); and

•

except as otherwise agreed to by each of the BGC Holdings general partners and the applicable working partner or limited partnership unit holder, as the case may have been, upon (1) any termination or bankruptcy of a working partner or limited partnership unit holder, as the case may have been (or the termination or bankruptcy of the beneficial owner of the stock or other ownership interest of any such working partner or limited partnership unit holder that was a corporation or other entity) or (2) an election of the BGC Holdings general partner for any reason or for no reason whatsoever, BGC Holdings would purchase and redeem from such working partner or his, her or its representative, and such working partner or his, her or its representative would sell such REUs to BGC Holdings, all of the working partner interests held by such working partner (and, with the consent of the BGC Holdings general partner and Cantor, BGC Holdings may have assigned its right to purchase such partner interests to another partner).

Founding/working partner interests or REU or RPU interests, as the case may have been, were to be redeemed at a pre-determined formula redemption price. The redemption price for a BGC Holdings founding/working partner interest or limited partnership unit holder interest, as the case may have been, generally reflected the purchase price paid by such partner for his or her interest, adjusted to reflect such partner’s share of changes in the book value of BGC Holdings. For purposes of determining the redemption price, the book value was determined in accordance with the BGC Holdings limited partnership agreement, which in general did not take into account goodwill or going concern value, provided, however, in all cases where the BGC Holdings unit was a legacy BGC Holdings unit and the distribution had not yet occurred, the redemption price would have been adjusted to address the portion of BGC Holdings legacy units and Newmark Holdings legacy units held by such founding partners, working partners and limited partnership unit holders. In the circumstances described above, BGC Holdings limited partnership interests that had become exchangeable would be automatically exchanged for

BGC Partners Class A common stock, provided that in all cases where the distribution had not yet occurred and the exchangeable BGC Holdings unit was a legacy BGC Holdings unit, instead of common stock, BGC Holdings would have purchased the BGC Holdings legacy unit at a price determined in accordance with the terms of the BGC Holdings limited partnership agreement.

Each grant of REUs or RPUs would have associated with it a “post-termination amount,” which represents an amount payable to the REU or RPU holder upon redemption of such units. A partner’s entitlement to the post-termination amount would have vested ratably over three years or according to such schedule as determined by BGC Holdings at the time of the grant. In lieu of paying all or a portion of the post-termination amount, BGC Holdings may have caused the REUs or RPUs held by a redeemed partner to be automatically exchanged for shares of BGC Partners Class A common stock at the applicable exchange ratio. The value of such shares may have been more or less than the applicable post-termination amount. These post-termination payments were conditioned on the former REU or RPU holder not violating his or her partner obligations or engaging in any Competitive Activity prior to the date such payments were made, and were subject to reduction if any losses were allocated to such REUs or RPUs.

The aggregate redemption price for a founding partner interest was generally equal to the adjusted capital account of such interest.

In general, with respect to founding partner interests, working partner interests or limited partnership unit holder interests that had not become exchangeable and that were held by terminated or bankrupt founding/working partners or terminated or bankrupt limited partnership unit holders, as the case may have been, a portion of the redemption price, which BGC Partners referred to as the “base amount,” was to be paid within 90 days of redemption, with the remainder of the redemption price paid on each of the following four anniversaries. The base amount of BGC Holdings founding/working partner interests and BGC Holdings REU and RPU interests designated as Grant Units, High Distribution III Units and High Distribution IV Units would each at all times be zero. The base amount was calculated pursuant to a formula, and it reflected a larger percentage of the total redemption price for working partners who were partners for a longer period in BGC Holdings. The portion of the redemption price that was to be paid to a terminated or bankrupt founding/working partner or terminated or bankrupt REU or RPU partner, as the case may have been, on each of the four anniversaries following a redemption was conditioned on such partner not having engaged in a Competitive Activity or violated his or her partner obligations. In addition, redemption prices would have been adjusted in the case of legacy BGC Holdings units as described in the BGC Holdings limited partnership agreement.

The general partner of BGC Holdings may have also withheld each founding/working partner or limited partner unit holder’s, as the case may have been, share of distributions attributable to income and loss with respect to selected extraordinary transactions, such as the disposition directly or indirectly of partnership assets outside the ordinary course of business. With respect to terminated or bankrupt founding/working partners or terminated or bankrupt REU or RPU interests, as the case may have been, such partner whose limited partnership interests in BGC Holdings were redeemed would receive payments reflecting these extraordinary items only to the extent that such partner’s right to receive these payments had vested (with 30% vesting on the third anniversary of the applicable event or, if later, the date of acquisition of interests in BGC Holdings and the remainder vesting ratably over a seven year vesting schedule, provided that the BGC Holdings general partner may have, in its sole and absolute discretion, accelerated the vesting of such amounts), with payments made on each of the first five anniversaries of the redemption of such limited partner interests. These payments were conditioned on such partner not violating his or her partner obligations or engaging in any Competitive Activity, prior to the date such payments were completed and were subject to prepayment at the sole and absolute discretion of the BGC Holdings general partner at any time. Any amounts that were withheld from distribution and forfeited by such partners would be distributed to Cantor in respect of its BGC Holdings limited partnership interests. In addition, such payments would have been adjusted in the case of legacy BGC Holdings units as described in the BGC Holdings limited partnership agreement.

Any distribution to a holder of High Distribution II Units or High Distribution III Units, including with respect to additional amounts payable upon redemption, may have been reduced in the discretion of the BGC Holdings general partner to satisfy such holder’s HD II Account Obligation or HD III Account Obligation, as applicable, as described above in “—Classes of Founding/Working Partner Interests and Limited Partnership Units.” Upon the purchase by Cantor of High Distribution II Units or High Distribution III Units issued in redemption of similar units in Cantor, the amount payable by Cantor to acquire such units would have been reduced by an amount equal to the HD II Account Obligation or HD III Account Obligation, as applicable, with respect to such units and adjusted in the case of legacy BGC Holdings units as described in the BGC Holdings limited partnership agreement.

In addition, holders of High Distribution IV Units (all of which were being issued in exchange for High Distribution IV Units previously issued by Cantor to such holders) were entitled to receive an additional payment, one-fourth of such amount being payable on each of the first four anniversaries of redemption, reflecting a fixed amount determined as of the date of the original issuance of the predecessor High Distribution IV Units by Cantor.

BGC Holdings may have in its discretion made redemption payments in property, including in BGC Partners shares, rather than in cash and may have in its discretion accelerated the amount of these payments and, with the consent of a BGC Holdings exchangeable limited partnership interest majority in interest, in recognition of a founding/working partner’s or REU or RPU partner’s, as the case may have been, contributions to the business, increased the payments to reflect BGC Holdings’ goodwill or going concern value.

In the event of such a redemption or purchase by BGC Holdings of any BGC Holdings founding/working partner interests, BGC Holdings would have caused BGC U.S. OpCo and BGC Global OpCo to redeem and purchase from BGC Holdings a number of BGC U.S. OpCo units and BGC Global OpCo units, in each case, equal to (1) the number of units underlying the redeemed or purchased BGC Holdings founding/working partner interests or REU or RPU interests, as the case may have been, multiplied by (2) the BGC Holdings ratio as of immediately before the redemption or purchase of such BGC Holdings founding/working partner interests or REU or RPU interests, as the case may have been. The purchase price paid to BGC U.S. OpCo and BGC Global OpCo would have been an amount of cash equal to the amount required by BGC Holdings to redeem or purchase such interest. Upon mutual agreement of the BGC Holdings general partner, the BGC U.S. OpCo general partner and the BGC Global OpCo general partner, BGC U.S. OpCo and BGC Global OpCo may, instead of cash, have paid all or a portion of such aggregate purchase price, in publicly traded shares. The PSUs, PSIs, LPUs and the Preferred Units were redeemable at the discretion of the general partner of BGC Holdings.

If the partnership or the general partner, as the case may have been, was entitled to exercise discretion under the BGC Holdings limited partnership agreement with respect to BGC Holdings legacy units, then the general partner or the partnership, as the case may have been, may have exercised the same discretion with respect to the corresponding Newmark Holdings legacy units.

Cantor’s Right to Purchase Exchangeable BGC Holdings Limited Partnership Interests Upon Redemption or Exchange of BGC Holdings Founding Partner Interests

Cantor had a right to purchase from BGC Holdings exchangeable limited partnership interests in the event that any BGC Holdings founding partner interests that had not become exchangeable were redeemed by BGC Holdings upon termination or bankruptcy of a founding partner or upon mutual consent of the general partner of BGC Holdings and Cantor. Cantor had the right to purchase such BGC Holdings exchangeable limited partnership interests at a price equal to the lesser of (1) the amount that BGC Holdings would be required to pay to redeem and purchase such BGC Holdings founding partner interests and (2) the amount equal to (x) the number of units underlying such founding partner interests, multiplied by (y) the exchange ratio as of the date of such purchase, multiplied by (z) the then current market price of BGC Partners Class A common stock. Cantor may have paid such price using cash, publicly traded shares or other property, or a combination of the foregoing.

If Cantor (or the other member of the Cantor group acquiring such limited partnership interests, as the case may have been) purchased such limited partnership interests at a price equal to clause (2) above, neither Cantor nor any member of the Cantor group nor BGC Holdings nor any other person was obligated to pay BGC Holdings or the holder of such founding partner interests any amount in excess of the amount set forth in clause (2) above.

In addition, in the event that current, terminating or terminated partners were permitted by BGC Partners to exchange any portion of their founding partner units and Cantor consents to such exchange, BGC Partners, pursuant to the terms of the BGC Holdings limited partnership agreement which were adopted as part of the Sixth Amendment to the then-Amended and Restated BGC Holdings Partnership Agreement, would offer Cantor the right to purchase the same number of new exchangeable limited partnership interests in BGC Holdings at the price it would have paid for the founding partner units had BGC Partners redeemed them. Such interests, if issued, would have been subject to, and granted in accordance with, applicable laws, rules and regulations then in effect.

If Cantor acquired any units as a result of the purchase or redemption by BGC Holdings of any founding partner interests, Cantor would have been entitled to the benefits (including distributions) of such units from the date of termination or bankruptcy of the applicable founding partner. In addition, any such units acquired by Cantor would have been exchangeable by Cantor for shares of BGC Partners Class B common stock or, at Cantor’s election, shares of BGC Partners Class A common stock, in each case, on a one-for-one basis (subject to customary anti-dilution adjustments), on the same basis as the Cantor interests, and would have been designated as BGC Holdings exchangeable limited partnership interests when acquired by Cantor. This may have permitted Cantor to receive a larger share of income generated by BGC Partners’ business at a less expensive price than through purchasing shares of BGC Partners Class A common stock, which was a result of the price payable by Cantor to BGC Holdings upon exercise of its right to purchase equivalent exchangeable interests.

Cantor also had a right to purchase any BGC Holdings working partner interests or BGC Holdings limited partnership units (in each case that had not become exchangeable), as the case may have been, that were redeemed by BGC Holdings if BGC Holdings elected to transfer the right to purchase such interests to a BGC Holdings partner rather than redeem such interests itself. Cantor had the right to purchase such interests on the same terms that such BGC Holdings partner would have a right to purchase such interests.

On November 1, 2010, the Audit and Compensation Committees of the Board of BGC Partners authorized BGC Partners’ management from time to time to cause it to enter into various compensatory arrangements with partners, including founding partners who held non-exchangeable founding partner units that Cantor had not elected to make exchangeable into shares of Class A common stock. These arrangements, which may have been entered into prior to or in connection with the termination of such partners, included but were not limited to the grant of shares or other awards under the Equity Plan, payments of cash or other property, or partnership awards under the BGC Holdings’ Participation Plan or other partnership adjustments, which arrangements may have resulted in the repayment by such partners of any partnership loans or other amounts payable to or guaranteed by Cantor earlier than might otherwise be the case, and for which BGC Partners may have incurred compensation charges that it might not otherwise have incurred had such arrangements not been entered into.

On April 16, 2023, Cantor purchased from BGC Holdings an aggregate of (i) 533,757 Cantor units for aggregate consideration of $1,051,080 as a result of the redemption of 533,757 founding partners, and (ii) 85,775 Cantor units for aggregate consideration of $173,154 as a result of the exchange of 85,775 founding partner units.

On June 30, 2023, Cantor purchased from BGC Holdings an aggregate 143,885 Cantor units for aggregate consideration of $285,421 as a result of the redemption of 143, 885 founding partner units.

In connection with the Corporate Conversion, on June 30, 2023, Cantor purchased from BGC Holdings an aggregate of 5,605,547 Cantor units for aggregate consideration of $10,029,063 as a result of the redemption and exchange of the remaining 5,605,547 founding partner units outstanding at that time.

As described above, each Cantor unit was converted into one share of Class B common stock in the Corporate Conversion; however, a portion of the shares of Class B common stock issued to Cantor exchanged into Class A common stock in the event that BGC Group did not issue at least $75,000,000 in common stock in connection with certain acquisition transactions prior to the seventh anniversary of the closing of the Corporate Conversion. See “—Corporate Conversion” for more information.

Transfers of Interests

In general, subject to the exceptions described below, no BGC Holdings partner may have transferred or agreed or otherwise committed to transfer all or any portion of, or any rights, title and interest in and to, its interest in BGC Holdings.

Regular limited partners (other than the special voting limited partner of BGC Holdings), including exchangeable limited partners, of BGC Holdings may have transferred limited partnership interests in the following circumstances:

•	pursuant to a permitted exchange under the BGC limited partnership agreement;

•	to any Cantor Company;

•	in connection with an exchange with BGC Partners, if applicable;

•	if the transferor limited partner was a member of the Cantor group, to any person; or

•

with the prior written consent of the general partner and the exchangeable limited partners (by affirmative vote of a BGC Holdings exchangeable limited partnership interest majority in interest, not to be unreasonably withheld or delayed, provided that if such transfer could reasonably be expected to result in the partnership being classified or treated as a publicly traded partnership for U.S. federal income tax purposes, the withholding of consent to such transfer would not be deemed unreasonable).

With respect to any exchangeable limited partnership interest transferred by Cantor to another person, Cantor may have elected, prior to or at the time of such transfer, either (1) that such person would have received such interest in the form of an exchangeable limited partnership interest and that such person would thereafter be an exchangeable limited partner so long as such person continued to hold such interest or (2) that such person would receive such interest in the form of a regular limited partnership interest (other than an exchangeable limited partnership interest or a special voting limited partnership interest of BGC Holdings), including as a founding partner interest, working partner interest or otherwise, and that such person would not be an exchangeable limited partner as a result of holding such interest.

Founding partners may have transferred BGC Holdings founding partner interests in the following circumstances:

•	in connection with an exchange with BGC Partners, if applicable;

•	pursuant to a redemption;

•

if the transferee limited partner was a member of the Cantor group (except that in the event such transferee ceased to be a member of the Cantor group, such interest would automatically transfer to Cantor);

•	with the consent of the BGC Holdings exchangeable limited partnership interest majority in interest, to any other founding partner; or

•

with the mutual consent of the general partner and the BGC Holdings exchangeable limited partnership interest majority in interest (which consent may have been withheld for any reason or no reason), to any other person.

Working partners and limited partnership unit holders may have transferred BGC Holdings working partner interests or BGC Holdings limited partnership units, as the case may have been, in the following circumstances:

•	pursuant to a redemption, in the case of working partners, and pursuant to the grants concurrently with the BGC separation, in the case of limited partnership unit holders;

•	in connection with an exchange with BGC Partners, if applicable;

•

if the transferee limited partner was a member of the Cantor group (except that in the event such transferee ceases to be a member of the Cantor group, such interest would have automatically transferred to Cantor); or

•	with the mutual consent of the general partner and the BGC Holdings exchangeable limited partnership interest majority in interest.

The special voting limited partner may have transferred the special voting limited partnership interest in connection with the contribution and the BGC separation or to a wholly-owned subsidiary of BGC Partners (except that in the event such transferee ceased to be a wholly-owned subsidiary of BGC Partners, the special voting partnership interest would automatically be transferred to BGC Partners, without any further action required on the part of BGC Holdings, BGC Partners or any other person).

The general partner may have transferred its general partnership interest in the following circumstances:

•	to a new general partner as described below; or

•	with the special voting limited partner’s prior written consent, to any other person.

The special voting limited partner may have, in its sole and absolute discretion, removed any general partner, with or without cause. The general partner may have resigned as the general partner of BGC Holdings for any reason or no reason, except that as a condition to any removal or resignation, the special voting limited partner would have first appointed a new general partner who would have been admitted to BGC Holdings as the new general partner, and the resigning or removed general partner would have transferred its entire general partnership interest to the new general partner.

Amendments

The BGC Holdings limited partnership agreement could not be amended except with the approval of each of the general partner and the exchangeable limited partners (by the affirmative vote of a BGC Holdings exchangeable limited partnership interest majority in interest) of BGC Holdings. In addition, the BGC Holdings limited partnership agreement could not be amended to:

•	amend any provisions which required the consent of a specified percentage in interest of the limited partners without the consent of that specified percentage in interest of the limited partners;

•

alter the interest of any partner in the amount or timing of distributions or the allocation of profits, losses or credits, if such alteration would have either materially adversely affected the economic interest of a partner or would have materially adversely affected the value of interests, without the consent of the partners holding at least two-thirds of all units, in the case of an amendment applying in substantially similar manner to all classes of interests, or two-thirds in interest of the affected class or classes of the partners, in the case of any other amendment; or

•	alter the special voting limited partner’s ability to remove a general partner.

The general partner of BGC Holdings may have authorized any amendment to correct any technically incorrect statement or error apparent on the face thereof in order to further the parties’ intent or to correct any formality, error, incorrect statement or defect in the execution of the BGC Holdings limited partnership agreement.

In the event of any material amendment to the BGC Holdings limited partnership agreement that materially adversely affected the interest of a founding/working partner or an limited partnership unit holder, as the case may have been, in the partnership or the value of founding/working partner interests or limited partnership units, as the case may have been, held by such partner in the amount or timing of distributions or the allocation of profits, losses or credit, then such partner who did not vote in favor of such amendment had a right to elect to become a terminated partner of BGC Holdings, regardless of whether there was an actual termination of the employment of such partner. The BGC Holdings general partner would have had a right, in the event of such election by a founding/working partner or a limited partnership unit holder, as the case may have been, to revoke and terminate such proposed amendment to the BGC Holdings limited partnership agreement.

Corporate Opportunity; Fiduciary Duty

The BGC Holdings limited partnership agreement contained similar corporate opportunity provisions to those included in BGC Partners’ certificate of incorporation with respect to BGC Partners and/or Cantor and their respective representatives. See “—Potential Conflicts of Interest and Competition Among Cantor, BGC and Newmark.”

Parity of Interests

The BGC Holdings limited partnership agreement provided that it is the non-binding intention of BGC Holdings and each of the partners of BGC Holdings that the BGC Holdings ratio at all times equaled one. It was the non-binding intention of each of the partners of BGC Holdings and of BGC Holdings that there be a parallel issuance or repurchase transaction by BGC Holdings in the event of any issuance or repurchase by BGC U.S. OpCo of BGC U.S. OpCo units to or held by BGC Holdings so that the BGC Holdings ratio at all times equaled one. In August 2008, BGC Partners was authorized to cause BGC Holdings to issue REUs in connection with acquisitions and to provide for such acquisitions to be done in only one of BGC U.S. OpCo or BGC Global OpCo when appropriate. In such event, BGC Partners was authorized to break parity with respect to outstanding units in such entities.

Second Amended and Restated Limited Partnership Agreements of BGC U.S. OpCo and BGC Global OpCo

The following is a historical description of the BGC U.S. OpCo and BGC Global OpCo limited partnership agreements and the indirect interests in the BGC OpCos prior to the Corporate Conversion. In connection with the Corporate Conversion, the BGC Holdings limited partnership agreement was terminated, BGC Holdings was merged into the surviving entity Holdings Merger Sub, and the former limited partners of BGC Holdings, including Cantor, now participate in the economics of the BGC OpCos indirectly through BGC Group, which the BGC OpCos are wholly owned subsidiaries of, rather than indirectly through BGC Holdings. See “ —Corporate Conversion” for more information.

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

Management

Prior to the Corporate Conversion, BGC U.S. OpCo and BGC Global OpCo each were managed by their general partner, which was BGC Holdings. BGC Holdings, in turn, held the BGC U.S. OpCo general partnership interest and the BGC U.S. OpCo special voting limited partnership interest, which entitled the holder thereof to remove and appoint the general partner of BGC U.S. OpCo, and the BGC Global OpCo general partnership interest and the BGC Global OpCo special voting limited partnership interest, which entitled the holder thereof to remove and appoint the general partner of BGC Global OpCo, and served as the general partner of each of BGC U.S. OpCo and BGC Global OpCo, which entitled BGC Holdings (and thereby, BGC Partners) to control each of BGC U.S. OpCo and BGC Global OpCo, subject to limited consent rights of Cantor and to the rights of BGC Holdings as the special voting limited partner. BGC Holdings held its BGC U.S. OpCo general partnership interest through a Delaware limited liability company, BGC Holdings, LLC, and held its BGC Global OpCo general partnership interest through a company incorporated in the Cayman Islands, BGC Global OpCo Holdings GP Limited.

“Cantor’s consent rights” means that BGC Holdings, in its capacity as general partner of each of BGC U.S. OpCo and BGC Global OpCo, was required to obtain Cantor’s consent to amend the terms of the BGC U.S. OpCo limited partnership agreement or BGC Global OpCo limited partnership agreement or take any other action that may have adversely affected Cantor’s exercise of its co-investment rights to acquire BGC Holdings limited partnership interests (and the corresponding investment in BGC U.S. OpCo and BGC Global OpCo by BGC Holdings) or right to exchange BGC Holdings exchangeable limited partnership interests. BGC Partners, in its capacity as the general partner of BGC Holdings, would not cause BGC Holdings, in its capacity as the general partner of BGC U.S. OpCo and BGC Global OpCo, to make any amendments (other than ministerial or other immaterial amendments) to the limited partnership agreement of either BGC U.S. OpCo or BGC Global OpCo unless such action was approved by a majority of BGC Partners’ independent directors.

Classes of Interests in the BGC OpCos

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

•

on or prior to each estimated tax due date for partners who are members of the BGC Holdings group, an amount (positive or negative) for such fiscal quarter in respect of items of income, gain, loss or deduction allocated in respect of certain litigation matters; and

•

as promptly as practicable after the end of each fiscal quarter (or on such other date and time as determined by the general partner), an amount equal to (a) all amounts allocated to such partner’s capital account with respect to such quarter pursuant to the BGC U.S. OpCo limited partnership agreement or BGC Global OpCo limited partnership agreement, as the case may be, after the date of such agreement over (b) the amount of any prior distributions to such partner so long as such reduction does not bring the amount below zero.

BGC U.S. OpCo or BGC Global OpCo, as the case may be, may, with the prior written consent of the holders of a BGC OpCos majority in interest of the limited partnership interests, decrease the total amount distributed by BGC U.S. OpCo or BGC Global OpCo, as the case may be. In addition, if BGC U.S. OpCo or BGC Global OpCo, as the case may be, is unable to make the distributions required above as a result of any losses of the BGC OpCos arising from the certain litigation claims, then BGC U.S. OpCo or BGC Global OpCo, as the case may be, will use reasonable best efforts to borrow such amounts as are necessary to make distributions that would have been received by the BGC Partners group in the absence of any such potential litigation claims and to make the estimated proportionate quarterly tax distribution to the Cantor group. The borrowing costs of any such borrowing will be treated as part of such potential litigation claims.

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

Limited partners of BGC U.S. OpCo and BGC Global OpCo may transfer their limited partnership interests in the following circumstances:

•	if the transferee limited partner will be a member of the BGC Partners group or the BGC Holdings group; or

•	with the prior written consent of the general partner and the limited partners (by affirmative vote of a BGC OpCos majority in interest, not to be unreasonably withheld or delayed).

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

Amendments

Each of the BGC U.S. OpCo and BGC Global OpCo limited partnership agreements cannot be amended except with the approval of each of the general partner and the limited partners (by the affirmative vote of an OpCo’s majority in interest) of BGC U.S. OpCo or BGC Global OpCo, as the case may be. In addition, each of the BGC U.S. OpCo and BGC Global OpCo limited partnership agreements cannot be amended to:

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

Corporate Opportunity; Fiduciary Duty

The BGC U.S. OpCo limited partnership agreement and BGC Global OpCo limited partnership agreement contain similar corporate opportunity provisions to those included in the BGC Partners certificate of incorporation with respect to BGC Partners and/ or BGC Holdings and their respective representatives. See “—Potential Conflicts of Interest and Competition Among Cantor, BGC and Newmark.”

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

At BGC Partners’ election, in connection with a repurchase of BCG Partners’ Class A common stock or similar actions, BGC U.S. OpCo and BGC Global OpCo would redeem and repurchase from BGC Partners a number of units in BGC U.S. OpCo and BGC Global OpCo equivalent to the number of shares of Class A common stock repurchased by BGC Partners in exchange for cash in the amount of the gross proceeds to be paid in connection with such stock repurchase. The proportion of such amount to be paid by BGC U.S. OpCo or BGC Global OpCo would be determined by BGC Partners.

Reinvestments in the BGC OpCos; Co-Investment Rights; Distributions to Holders of Our Common Stock

We are a holding company, and our businesses are operated through two operating partnerships, which we refer to as the BGC OpCos: BGC U.S. OpCo, which holds our U.S. businesses, and BGC Global OpCo, which holds our non-U.S. businesses. In order to maintain its economic interest in the BGC OpCos, any net proceeds received by BGC Partners from any issuances of its common stock other than upon exchange of BGC Holdings exchangeable limited partnership interests were indirectly contributed to BGC U.S. OpCo and BGC Global OpCo in exchange for BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests that consisted of a number of BGC U.S. OpCo units and BGC Global OpCo units that were equal to the number of shares of its common stock issued.

In addition, BGC Partners may have elected to purchase from the BGC OpCos an equal number of BGC U.S. OpCo units and BGC Global OpCo units through cash or non-cash consideration. In the past, from time to time, it also may have used cash on hand and funds received from distributions from BGC U.S. OpCo and BGC Global OpCo to purchase shares of common stock or BGC Holdings exchangeable limited partnership interests.

In the event that BGC Partners acquired any additional BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests from BGC U.S. OpCo or BGC Global OpCo, Cantor would have had the right to cause BGC Holdings to acquire additional BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests from BGC U.S. OpCo and BGC Global OpCo, respectively, up to the number of BGC U.S. OpCo units and BGC Global OpCo units that would have preserved Cantor’s relative indirect economic percentage interest in BGC U.S. OpCo and BGC Global OpCo compared to BGC Partners’ interests immediately prior to the acquisition of such additional partnership units by it, and Cantor would have acquired an equivalent number of additional BGC Holdings limited partnership interests to reflect such relative indirect interest. The purchase price per BGC U.S. OpCo unit and BGC Global OpCo unit for any such BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests issued indirectly to

Cantor pursuant to its co-investment rights were equal to the price paid by BGC Partners per BGC U.S. OpCo unit and BGC Global OpCo unit. Any such BGC Holdings limited partnership interests issued to Cantor were designated as exchangeable limited partnership interests.

Cantor had 10 days after the related issuance of BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests to elect such reinvestment and had to close such election no later than 120 days following such election.

Prior to the Corporate Conversion, the Participation Plan provided for issuances, in the discretion of BGC Partners’ Compensation Committee or its designee, of BGC Holdings limited partnership interests to then current or prospective working partners and executive officers of BGC Partners. Any net proceeds received by BGC Holdings for such issuances generally were contributed to BGC U.S. OpCo and BGC Global OpCo in exchange for BGC U.S. OpCo limited partnership interests, and BGC Global OpCo limited partnership interests consisted of a number of BGC U.S. OpCo units and BGC Global OpCo units equal to the number of BGC Holdings limited partnership interests that were issued so that the cost of such compensation award, if any, was borne pro rata by all holders of the BGC U.S. OpCo units and BGC Global OpCo units, including by BGC Partners. Any BGC Holdings limited partnership interests acquired by the working partners, including any such interests acquired at preferential or historical prices that were less than the prevailing fair market value of its Class A common stock, were designated as BGC Holdings working partner interests and generally received distributions from BGC U.S. OpCo and BGC Global OpCo on an equal basis with all other limited partnership interests.

To the extent that any BGC U.S. OpCo units and BGC Global OpCo units were issued pursuant to the reinvestment and co-investment rights described above, an equal number of BGC U.S. OpCo units and BGC Global OpCo units were issued. It was the non-binding intention of BGC Partners, BGC U.S. OpCo, BGC Global OpCo and BGC Holdings that the aggregate number of BGC U.S. OpCo units held by the BGC Holdings group at a given time divided by the aggregate number of BGC Holdings units issued and outstanding at such time was at all times equal to one, which ratio was referred to herein as the “BGC Holdings ratio,” and that the aggregate number of BGC U.S. OpCo units held by the BGC Partners group at a given time divided by the aggregate number of shares of its common stock issued and outstanding as of such time was at all times equal to one, which ratio was referred to herein as the “BGC Partners ratio.” In furtherance of such non-binding intention, in the event of any issuance of BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests to BGC Partners pursuant to voluntary reinvestment, immediately following such an issuance, it generally declared a pro rata stock dividend to its stockholders, and in the event of any issuance of BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests to BGC Holdings pursuant to its co-investment rights, BGC Holdings generally issued a pro rata unit distribution to its partners.

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

Prior to the Newmark IPO, Newmark was our wholly owned subsidiary. On December 13, 2017, prior to the Newmark IPO, pursuant to the Separation and Distribution Agreement (as described below), we transferred substantially all of the assets and liabilities relating to our Real Estate Services business to Newmark via the Separation. In connection with the Separation, Newmark assumed certain indebtedness and made a proportional distribution of interests in Newmark Holdings to holders of interests in BGC Holdings.

On November 30, 2018, BGC completed its Spin-Off to its stockholders of all of the shares of common stock of Newmark owned by BGC as of immediately prior to the effective time of the Spin-Off.

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

Employee Matters

In connection with the Spin-Off, our Compensation Committee had the exclusive authority to determine the treatment of RSAs and RSUs outstanding under the Equity Plan. BGC Partners RSUs participated in the Spin-Off as if such holder held unrestricted shares of BGC Partners common stock, and following the Spin-Off, any shares of Newmark common stock issued in respect of restricted BGC Partners common stock remain subject to any vesting, lapse or forfeiture restrictions applicable to the restricted BGC Partners shares prior to the Spin-Off. RSUs outstanding under the Equity Plan were adjusted so that each holder of a BGC Partners RSU award continued to hold a BGC RSU covering BGC Partners Class A common shares, but also received a Newmark RSU covering Newmark Class A common shares on an “as distributed basis” in order to reflect the impact of the

Spin-Off on the pre Spin-Off BGC Partners RSUs. Such RSUs generally had the same terms, including vesting terms, as the pre-Spin-Off BGC Partners RSUs, subject to any adjustments made by the Compensation Committee of the BGC Partners board of directors.

For a discussion of the exchangeability of limited partnership units of BGC Holdings and Newmark Holdings, see “—Second Amended and Restated BGC Holdings Limited Partnership Agreement—Exchanges” above.

As a result of a series of transactions prior to and in anticipation of the Corporate Conversion, all BGC Holdings units held by active employees of Newmark were redeemed or exchanged, in each case, for shares of BGC Class A common stock.

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

Transactions with Cantor as a Result of the 2008 Merger

The Merger

BGC Partners was created as a result of the April 1, 2008 merger with eSpeed and the issuance of stock and limited partnership units in that transaction and the entry into a separation agreement setting forth the rights, obligations and liabilities of the parties related to the transferred businesses (the “BGC separation agreement”).

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

Cantor offered to retained partners the opportunity to elect to defer their receipt of such distribution rights shares and receive a distribution equivalent from Cantor rather than receiving an immediate distribution of such shares. Retained partners who elected to defer their right to receive such shares were entitled to receive their shares upon written notice to Cantor. Such shares were delivered to such partners on such subsequent dates after receipt of such notice as determined by Cantor in its administrative discretion, and Cantor held the right to defer such distributions for up to three months, although Cantor generally made such distributions on a quarterly basis to such partners.

Prior to July 2, 2023, Cantor had distributed to its current and former partners an aggregate of 20,850,346 shares of BGC Partners Class A common stock in satisfaction of obligations to such current and former partners, consisting of 19,372,639 shares in satisfaction of its remaining deferred share distribution obligations pursuant to distribution rights provided to certain current and former partners of Cantor on April 1, 2008, receipt of which had been deferred by those partners entitled to receive such shares (the “April 2008 distribution rights shares”) and 1,477,707 shares in connection with Cantor’s payment of previous quarterly partnership distributions, receipt of which had been deferred by those partners entitled to receive such shares (the “February 2012 distribution rights shares”). Prior to July 2, 2023, Cantor was still obligated to distribute to its current and former partners an aggregate of 15,756,625 shares of BGC common stock, consisting of 13,999,105 April 2008 distribution rights shares and 1,757,520 February 2012 distribution rights shares. On July 2, 2023, Cantor distributed an aggregate of 15,756,625 shares of BGC Group Class B common stock (the “July 2023 distribution shares”) to satisfy the remaining April 2008 distribution rights shares and February 2012 distribution rights shares. 15,350,824 of the July 2023 distribution shares remained Class B common stock in the hands of the recipient, and 405,801 of such shares converted into an equivalent number of shares of Class A common stock in the hands of the recipient pursuant to the terms of BGC Group’s Certificate of Incorporation. Accordingly, Cantor has satisfied all obligations to deliver shares of our common stock to satisfy the April 2008 distribution rights shares and February 2012 distribution rights shares.

Commissions; Market Data; Clearing

Pursuant to the BGC separation agreement, Cantor has a right, subject to certain conditions, to be our customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. This right will terminate upon the earlier of a change of control of Cantor and the last day of the calendar quarter during which Cantor represents one of our 15 largest customers in terms of transaction volume. In addition, Cantor has an unlimited right to internally use our market data from the Company without any cost but Cantor does not have the right to furnish such data to any third party. Any future related-party transactions or arrangements between us and Cantor are subject to prior approval by our Audit Committee. During the year ended December 31, 2023, we recorded revenues from Cantor entities of $0.3 million, related to commissions paid to us by Cantor.

Amended and Restated Tax Receivable Agreement

We are party to a tax receivable agreement with Cantor that was entered into on March 31, 2008, in connection with the transactions contemplated by the BGC separation agreement, and was amended and restated on December 13, 2017, in connection with the Newmark IPO. Prior to the Corporate Conversion, certain interests in BGC Holdings could, in effect, have been exchanged for shares of BGC Partners Class A common stock or BGC Partners Class B common stock on a one-for-one basis (subject to customary anti-dilution adjustments). The exchanges would result in increases to our share of the tax basis of the tangible and intangible assets of each of BGC U.S. OpCo and BGC Global OpCo, although the Internal Revenue Service may challenge all or part of that tax basis increase, and a court could sustain such a challenge by the Internal Revenue Service. These increases in tax basis, if sustained, may reduce the amount of tax that we would otherwise be required to pay in the future.

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

In connection with the Corporate Conversion, all of Cantor’s BGC Holdings units were converted into shares of BGC Group common stock. As a result, while the tax receivable agreement remains in effect with respect to prior periods, the tax receivable agreement is not applicable to BGC Group under our current structure going forward.

BGC U.S. Administrative Services Agreement, U.K. Administrative Service Agreement with Tower Bridge, and Regulatory Administrative Services Agreements

We have entered into a series of administrative services agreements between our affiliates and those of Cantor, in the U.S., and Tower Bridge International Services L.P. (“Tower Bridge”), abroad. The specific agreements are described below:

U.S. Master Administrative Services Agreement

On March 6, 2008, Cantor and BGC Partners entered into an Administrative Services Agreement (“ASA”), pursuant to which Cantor and its affiliates provided BGC Partners with administrative services and other support (the “2008 U.S. Master ASA”). On July 1, 2023, BGC Group, Cantor and certain affiliates of Cantor entered into an Amended and Restated Administrative Services Agreement (the “U.S. Master ASA”). The U.S. Master ASA updated the 2008 U.S. Master ASA to make BGC Group (rather than BGC Partners) a party and modifies certain other provisions to reflect the Corporate Conversion. There were no material changes made in connection with the U.S. Master ASA.

Under the U.S. Master ASA, Cantor and its affiliates provide us with administrative services and other support, including administration and benefits services; employee benefits, human resources, and payroll services; financial and operations services; internal auditing services; legal related services; risk and credit services; accounting and general tax services; space, personnel, hardware and equipment services; communication and data facilities; facilities management services; promotional, sales and marketing services; procuring of insurance coverage; and any miscellaneous services to which the parties reasonably agree.

The U.S. Master ASA provides that direct costs incurred by the service provides are charged back to the service recipient. Additionally, for rental expense and insurance, costs are determined based on each party’s pro rata portion of (i) rental expense (based on square footage used) during the terms of the leases for such spaces, (ii) general liability or business interruption insurance expense (based on total revenues), and (iii) property and casualty insurance (based on headcount). In connection with the services Cantor provides, certain employees of Cantor are deemed leased employees of ours. For the year ended December 31, 2023, we were charged $97.4 million for the services provided by Cantor and its affiliates, of which $64.7 million was to cover compensation to leased employees. The fees charged by Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in our Consolidated Statements of Operations. The fees charged by Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in our Consolidated Statements of Operations.

The U.S. Master ASA has an initial term of three years. Thereafter, the U.S. Master ASA renews automatically for successive one-year terms, unless any party provides written notice to the other parties of its desire to terminate the agreement at least 120 days before the end of any such year ending during the initial or extended term, in which event the U.S. Master ASA will end with respect to the terminating party on the last day of such term. In addition, any particular service provided under the U.S. Master ASA may be cancelled by any party, with at least 90 days’ prior written notice to the providing party, with no effect on the other services.

The U.S. Master ASA provides that the service recipient generally indemnifies the service provider for liabilities that it incurs arising from the provision of services, other than liabilities arising from fraud or willful misconduct of the service provider. In accordance with the administrative service agreement, we have not recognized any liabilities related to services provided to affiliates.

The U.S. Master ASA allows Cantor to enter into ancillary standalone administrative services agreements with us or our affiliates from time to time, pursuant to the terms of the U.S. Master ASA. Cantor is entitled to continued use of hardware and equipment it used prior to the date of any applicable administrative services agreement on the terms and conditions provided even in the event BGC Group terminates such administrative services agreement, although there is no requirement to repair or replace.

U.K. Master Administrative Services Agreement

On August 9, 2007, BGC Partners, Tower Bridge and certain affiliates of Tower Bridge entered into an Administrative Services Agreement, pursuant to which Tower Bridge provided Cantor and us with administrative services, technology services and other support in the United Kingdom (the “2007 U.K. Master ASA”). On July 1, 2023, BGC Group, Tower Bridge and certain affiliates of Tower Bridge entered into an Amended and Restated Administrative Services Agreement (the “U.K. Master ASA”). The U.K. Master ASA updates the 2007 U.K. Master ASA to make BGC Group (rather than BGC Partners) a party and modifies certain other provisions to reflect the Corporate Conversion. There were no material changes made in connection with the U.K. Master ASA.

Under the U.K. Master ASA, Tower Bridge and its affiliates provide us with administrative services and other support throughout Europe and Asia, including administration and benefits services; employee benefits, human resources, and payroll services; financial and operations services; internal auditing services; legal related services; risk and credit services; accounting and general tax services; space, personnel, hardware and equipment services; communication and data facilities; facilities management services; promotional, sales and marketing services; procuring of insurance coverage; and any miscellaneous services to which the parties reasonably agree. Additionally, under the U.K. Master ASA, we provide assets (principally computer equipment), systems/infrastructure and office space in the United Kingdom and Europe to Cantor and Tower Bridge, and, to the extent applicable, our affiliates do the same in Asia as well. These assets may be subject to operating leases with third-party leasing companies. We believe that the rate on such leases, subleases or licenses is no greater than would be incurred with a third party on an arm’s-length basis.

The U.K. Master ASA provides that direct costs incurred by the service providers are charged back to the recipient, plus a mark-up (if any), as the parties may agree from time to time, which has generally been 7.5% for services provided to Cantor. BGC charges Cantor on the same basis as it charges Tower Bridge (although it charges Tower Bridge without any markup). Tower Bridge and its affiliates charge Cantor on the basis described above for the assets and office space they provide. Additionally, for rental expense and insurance, costs are determined based on each party’s pro rata portion of (i) rental expense (based on square footage used) during the terms of the leases for such spaces, and (ii) insurance expense (based on square footage used). Each recipient of services remains responsible for its own regulatory and other compliance functions. These revenues are included as part of “Fees from related parties” in our Consolidated Statements of Operations. For the year ended December 31, 2023, we recognized related party revenues of $16.0 million for the services provided to Cantor and its affiliates.

The U.K. Master ASA has an initial term of three years. Thereafter, the U.K. Master ASA renews automatically for successive one-year terms, unless any party provides written notice to the other parties of its desire to terminate the agreement at least 120 days before the end of any such year ending during the initial or extended term, in which event the U.K. Master ASA will end with respect to the terminating party on the last day of such term. In addition, any particular service provided under the U.K. Master ASA may be cancelled by any party, with at least 90 days’ prior written notice to the providing party, with no effect on the other services.

The U.K. Master ASA allows Tower Bridge to enter into ancillary standalone administrative services agreements with us or our affiliates from time to time, pursuant to the terms of the U.K. Master ASA. As described below, we have adopted a form of administrative services agreement for our Regulated Entities (as defined below).

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

Administrative Services Agreements Between Tower Bridge and Regulated Entities

Previously, Tower Bridge entered into multiple administrative services agreements (the “Original Regulated Entity ASAs”) effective December 31, 2011, and amended from time to time, under which Tower Bridge provides specified administrative services to each of our six U.K. regulated entity affiliates: BGC Brokers L.P., Cantor Fitzgerald Europe, BGC International, eSpeed International Limited, eSpeed Support Services Limited and Cantor Index Limited (the “Regulated Entities”). On July 1, 2023, BGC Group adopted the form of its New ASAs (the “Form Regulated Entity ASA” and together with the Original Regulated Entity ASAs, the “Regulated Entity ASAs”) to be used going forward for our Regulated Entities, and other applicable regulated entities from time to time. There were no material changes made in connection with the Form Regulated Entity ASA.

The Regulated Entity ASAs are compliant with relevant regulatory requirements in the U.K. and comply with the Financial Conduct Authority rules relating to outsourcing of material functions under Section 8 of the Senior Management Arrangements, Systems and Controls. The Regulated Entity ASAs provide for various provisions, including additional service levels, a longer termination period, step-in rights for the Regulated Entities, continuation rights on insolvency, audit rights for the Regulated Entities and their regulators, and provision of business continuity in the event of an outage or incident, but otherwise do not materially change the services obligations between the parties under the U.K. Master ASA. In the event of any conflict between the U.K. Master ASA and the Regulated Entity ASAs, the Regulated Entity ASAs govern.

Each Regulated Entity ASA will remain in force until terminated in accordance with its terms. A Regulated Entity may terminate its respective Regulated Entity ASA on 365 days’ notice, for material uncorrected breaches, insolvency of Tower Bridge or a force majeure event which continues for three months or more. A Regulated Entity may also terminate specific services upon 365 days’ notice (or a shorter period if the parties agree in writing), and Tower Bridge may terminate specific services with a Regulated Entity’s consent. Tower Bridge may terminate the Regulated Entity ASA on 365 days’ notice or for material uncorrected breaches, for failure to pay or a force majeure event which continues for three months or more. The charges to a Regulated Entity for services are calculated using the direct cost to Tower Bridge of providing the services plus a transfer pricing markup which varies according to which entity provides the services.

If Tower Bridge becomes insolvent, then a Regulated Entity can (i) terminate the Regulated Entity ASA at any time on written notice; or (ii) step in and take over the provision of the services itself either directly or via a nominated third party (to the extent permitted under insolvency laws). Step-in rights may only be exercised where the Regulated Entity reasonably believes that crucial functions have been substantially prevented, hindered or delayed and only apply to the service in question. In such a situation, Tower Bridge is required to fully cooperate with the Regulated Entity and the Regulated Entity must pay for third-party costs. Step-in rights cease when Tower Bridge is able to perform the services again. Step-in rights are also available to a Regulated Entity on material breach, default or non-performance by Tower Bridge. If a Regulated Entity becomes insolvent, Tower Bridge may terminate the Regulated Entity ASA in certain limited circumstances. Tower Bridge is required to continue to provide the services for a period of 90 days post-insolvency (provided the Regulated Entity pays for those post insolvency services) notwithstanding that it might be owed money by the Regulated Entity for services provided pre-insolvency.

Changes in Allocations Under Administrative Services Agreements

From time to time, our Audit Committee may approve changes in the allocations under our various administrative services agreements. In March 2011, the Audit Committee authorized us to receive an allocation of the differential between our and Cantor’s average increase in total compensation year over year to employees shared with Cantor under each administrative services agreement without a corresponding increase in allocation to Cantor for 2010. For 2011, the Committee also authorized that the differential in average increase in total compensation for that year to shared employees be allocated to us only. In each case, such total compensation shall be allocated or credited to us only in respect of the period for which the awards were made (regardless of the ultimate charges associated with such awards) and shall be calculated at the date of grant and equal the total cash paid by us to each employee plus the number of partnership or equity units issued to such employee multiplied by the price of a share of our Class A common stock on the date of grant plus the gross amount of any cash advance distribution loan made to such employee.

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

Aqua

In January 2007, we announced the formation of Aqua Securities L.P. (“Aqua”), an alternative electronic trading platform which offers new pools of block liquidity to the global equities markets. On May 30, 2007, the Financial Industry Regulatory Authority (“FINRA”) approved the partial ownership change and name agreement whereby we are entitled to a 49% interest in Aqua, and Cantor is entitled to a 51% interest in Aqua, which may be subject to dilution by other investors from time to time. Cantor and the Company have collectively contributed financial, professional and technology assets to the venture, which included all of the Company’s former equities order routing business. On October 2, 2007, Aqua obtained permission from FINRA to operate an Alternative Trading System (the “Aqua ATS”) and to provide direct market access for institutional block equity buy-side and sell-side firms. In June 2008, we were authorized to enter into loans, investments or other credit support arrangements for Aqua of up to $5.0 million in the aggregate, which arrangements would be proportionally and on the same terms as similar arrangements between Aqua and Cantor (which amount authorized was increased by an aggregate of $11.2 million between November 2010 and October 2015, an additional $1.0 million on August 8, 2019, an additional $2.0 million on February 5, 2020, and an additional $1.0 million on February 25, 2021). On February 15, 2022, the Audit Committee increased the authorized amount by an additional $1.0 million as approved in prior periods. We were further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. We did not make any contributions to Aqua during the year ended December 31, 2023.

The Company had also entered into a subordinated loan agreement with Aqua, whereby the Company loaned Aqua the principal sum of $1.0 million. The scheduled maturity date on the subordinated loan was September 1, 2024. During the fourth quarter of 2022, the Company wrote off $0.6 million of the subordinated loan, which was recorded as part of “Other expenses” on the Company’s Consolidated Statements of Operations. During the fourth quarter of 2023, the Company received cash payment fully satisfying the remaining subordinated loan receivable of $0.4 million.

On September 16, 2022, we ceased all operations and trading on the Aqua ATS following the settling of all trades at the close of business that day.

Registration Rights Agreements

BGC Group Amended, Restated and Consolidated Registration Rights Agreement

In connection with the Corporate Conversion, BGC Group and Cantor entered into an Amended, Restated and Consolidated Registration Rights Agreement, dated as of July 1, 2023 (the “Amended, Restated and Consolidated Registration Rights Agreement”), to consolidate and restate the registration rights agreements entered into between Cantor and BGC Partners (and its predecessors) in 1999 (the “formation registration rights agreement”) and 2008 (the “separation registration rights agreement”). See “—Corporate Conversion” for more information.

Pursuant to the Amended, Restated and Consolidated Registration Rights Agreement, among other things, BGC Group will be obligated to file registration statements to register the resale of BGC Group common stock issued to Cantor, its affiliates, Qualified Class B Holders (as defined in BGC Group’s Certificate of Incorporation), and their transferees who agree to be bound by the terms of the agreement (collectively, the “holders”), up to four times as requested by the holders. The Amended, Restated and Consolidated Registration Rights Agreement also provides unlimited “piggy-back” registration rights. Any registration of shares of BGC Group common stock pursuant to the Amended, Restated and Consolidated Registration Rights Agreement is subject to certain requirements and customary conditions.

We will pay the costs of such registrations but the holders will pay for any underwriting discounts or commissions or transfer taxes associated with all such registrations. We have agreed to indemnify the holders reselling shares of BGC Group common stock pursuant to the Amended, Restated and Consolidated Registration Rights Agreement against certain liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

Prior Formation Registration Rights Agreement

The formation registration rights agreement provides piggyback registration rights that allowed Cantor to register the shares of BGC Partners Class A common stock issued or issuable to it in connection with the conversion of its shares of BGC Partners Class B common stock whenever BGC Partners proposed to register any shares of BGC Partners Class A common stock for its own or another’s account under the Securities Act for a public offering, other than any shelf registration of shares of BGC Partners Class A common stock to be used as consideration for acquisitions of additional businesses and registrations relating to employee benefit plans.

Cantor also had the right, on three occasions, to require that BGC Partners register under the Securities Act any or all of the shares of BGC Partners Class A common stock issued or issuable to it in connection with the conversion of its shares of BGC Partners Class B common stock. The demand and piggyback registration rights applied to Cantor and to any transferee of shares held by Cantor who agreed to be bound by the terms of the formation registration rights agreement.

BGC Partners agreed to pay all costs of one demand and all piggyback registrations, other than underwriting discounts and commissions. BGC Partners also agreed to indemnify Cantor and any transferee for certain liabilities they may incur in connection with the exercise of their registration rights. All of these registration rights were subject to conditions and limitations, including (1) the right of underwriters of an offering to limit the number of shares included in that registration, (2) BGC Partners’ right not to effect any demand registration within six months of a public offering of BGC Partners securities and (3) that Cantor agree to refrain from selling its shares during the period from 15 days prior to and 90 days after the effective date of any registration statement for the offering of BGC Partners securities.

Prior Separation Registration Rights Agreement

In connection with the BGC separation in 2008, BGC Partners, LLC entered into the separation registration rights agreement with Cantor which provided that the holders of BGC Partners common stock, issued or to be issued upon exchange of the BGC Holdings exchangeable limited partnership interests held by Cantor and for any shares of BGC Partners common stock issued or issuable in respect of or in exchange for any shares of BGC Partners common stock, were granted registration rights

The separation registration rights agreement provided that, after exchange of the BGC Holdings exchangeable limited partnership interests or conversion of BGC Partners Class B common stock into BGC Partners Class A common stock, as the case may be, each holder of registrable securities under the separation registration rights agreement was entitled to unlimited piggyback registration rights, meaning that each holder of such registrable securities could include his or her registrable securities in registration statements filed by BGC Partners, subject to certain limitations.

The separation registration rights agreement also granted Cantor four demand registration rights pursuant to which it could require that BGC Partners register the shares of BGC Partners Class A common stock held by Cantor, provided that the amount of securities subject to such demand constituted at least 10% of the shares of BGC Partners Class A common stock then outstanding or had an aggregate market value in excess of $20 million and no more than one demand registration was made during any twelve-month period.

BGC Partners would pay the costs of registration under the separation registration rights agreement but the holders of registrable securities under such agreement would pay for any underwriting discounts or commissions or transfer taxes associated with all such registrations.

BGC Partners agreed to indemnify the holders of registrable securities registering shares pursuant to the separation registration rights agreement against certain liabilities under the Securities Act.

Notes Payable and Market-Making Transactions

Notes Exchange Offers

On October 6, 2023, BGC Group completed an exchange offer in which BGC Group offered to exchange BGC Partners’ then-outstanding senior notes (the “BGC Partners Notes”) for new notes to be issued by BGC

Group with the same respective interest rates, maturity dates and substantially identical terms as the tendered notes (the “New Notes”), and cash (the “Exchange Offer”). In connection with the Exchange Offer, and on behalf of BGC Partners, BGC Group also solicited consents from (i) holders of the BGC Partners Notes to certain proposed amendments to the indenture and supplemental indentures pursuant to which such BGC Partners Notes were issued to, among other things, eliminate certain affirmative and restrictive covenants and events of default, including provisions identical to the “Change of Control” provisions described below regarding the BGC Group Notes, which had applied to each series of the BGC Partners Notes, and (ii) from holders of BGC Partners’ 8.000% Senior Notes due 2028, originally issued in an aggregate principal amount of $350.0 million on May 25, 2023 and maturing on May 25, 2028 (the “BGC Partners 8.000% Senior Notes”) to amend the registration rights agreement relating thereto to terminate such agreement. As of September 19, 2023, the requisite note holder consents were received to adopt the proposed indenture amendments and terminate the registration rights agreement relating to the BGC Partners 8.000% Senior Notes. In connection with the October 6, 2023 closing of the Exchange Offer, (i) $255.5 million aggregate principal amount of BGC Partners’ 3.750% Senior Notes due 2024, originally issued in an aggregate principal amount of $300.0 million on September 27, 2019 and maturing on October 1, 2024 (the “BGC Partners 3.750% Senior Notes”) were exchanged for an equivalent amount of BGC Group’s 3.750% Senior Notes maturing on October 1, 2024 (the “BGC Group 3.750% Senior Notes”) and subsequently canceled; $288.2 million aggregate principal amount of BGC Partners’ 4.375% Senior Notes due 2025, originally issued in an aggregate principal amount of $300.0 million on July 10, 2020 and maturing on December 15, 2025 (the “BGC Partners 4.375% Senior Notes”) were exchanged for an equivalent amount of BGC Group’s 4.375% Senior Notes maturing on December 15, 2025 (the “BGC Group 4.375% Senior Notes”) and subsequently cancelled; and $347.2 million aggregate principal amount of BGC Partners 8.000% Senior Notes were exchanged for an equivalent amount of BGC Group’s 8.000% Senior Notes maturing on May 25, 2028 (the “BGC Group 8.000% Senior Notes”) and subsequently cancelled, and the equivalent aggregate principal amounts of BGC Group 3.750% Senior Notes, BGC Group 4.375% Senior Notes and BGC Group 8.000% Senior Notes, respectively, were issued; (ii) the indenture and supplemental indentures relating to the BGC Partners 3.750% Senior Notes, the BGC Partners 4.375% Senior Notes and the BGC Partners 8.000% Senior Notes were amended as proposed; and (iii) the registration rights agreement relating to the BGC Partners 8.000% Senior Notes was terminated. Cantor held $14.5 million of BGC Partners 4.375% Senior Notes, which it exchanged in the exchange offer for $14.5 million of BGC Group 4.375% Senior Notes, which it holds as of April 26, 2024. Issuance costs related to the Exchange Offer of $0.9 million are amortized as interest expense and the carrying value of the BGC Group 3.750% Senior Notes, the BGC Group 4.375% Senior Notes, and the BGC Group 8.000% Senior Notes will accrete up to the face amount over the term of the notes.

Market-Making Transactions

On October 20, 2020, we filed a registration statement on Form S-3 pursuant to which CF&Co could make offers and sales of BGC Partners’ 5.125% Senior Notes (which have since been redeemed), BGC Partners 5.375% Senior Notes due 2023, BGC Partners 3.750% Senior Notes and BGC Partners 4.375% Senior Notes in connection with ongoing market-making transactions from time to time. The securities on the market-making registration statement on Form S-3 were deregistered in February 2023.

On October 19, 2023, the Company filed a registration statement on Form S-3 pursuant to which CF&Co may make offers and sales of the BGC Group 3.750% Senior Notes, the BGC Group 4.375% Senior Notes and the BGC Group 8.000% Senior Notes in connection with ongoing market-making transactions which may occur from time to time. Such market-making transactions in these securities may occur in the open market or may be privately negotiated at prevailing market prices at a time of resale or at related or negotiated prices. Neither CF&Co, nor any other of the Company’s affiliates, has any obligation to make a market for the Company’s securities, and CF&Co or any such other affiliate may discontinue market-making activities at any time without notice.

5.375% Senior Notes due 2023

On July 24, 2018, BGC Partners issued an aggregate of $450.0 million principal amount of BGC Partners 5.375% Senior Notes. The BGC Partners 5.375% Senior Notes were general senior unsecured obligations of

BGC Partners. The BGC Partners 5.375% Senior Notes bore interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The BGC Partners 5.375% Senior Notes matured on July 24, 2023. Prior to maturity, BGC Partners was also able to redeem some or all of the BGC Partners 5.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the BGC Partners 5.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture related to the BGC Partners 5.375% Senior Notes) occurred, holders could have required BGC Partners to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the BGC Partners 5.375% Senior Notes was $444.2 million, net of discount and debt issuance costs of $5.8 million, of which $0.3 million were underwriting fees paid to CF&Co. We also paid CF&Co an advisory fee of $0.2 million in connection with the issuance. The issuance costs are amortized as interest expense and the carrying value of the BGC Partners 5.375% Senior Notes accreted up to the face amount over the term of the notes.

On July 31, 2018, we filed a Registration Statement on Form S-4 which was declared effective by the SEC on August 10, 2018. On August 10, 2018, BGC launched an exchange offer in which holders of the BGC Partners 5.375% Senior Notes, issued in a private placement on July 24, 2018, could exchange such notes for new registered notes with substantially identical terms. The exchange offer closed on September 17, 2018, at which point the initial BGC Partners 5.375% Senior Notes were exchanged for new registered notes with substantially identical terms.

On July 24, 2023, the Company repaid the $450.0 million principal amount plus accrued interest on its BGC Partners 5.375% Senior Notes using the proceeds from the issuance of the BGC Partners 8.000% Senior Notes, cash on hand and borrowings on the Revolving Credit Agreement.

3.750% Senior Notes due 2024

On September 27, 2019, BGC Partners issued an aggregate of $300.0 million principal amount of BGC Partners 3.750% Senior Notes. The BGC Partners 3.750% Senior Notes are general unsecured obligations of BGC Partners. The BGC Partners 3.750% Senior Notes bear interest at a rate of 3.750% per year, payable in cash on April 1 and October 1 of each year, commencing April 1, 2020. The BGC Partners 3.750% Senior Notes will mature on October 1, 2024. BGC Partners may redeem some or all of the BGC Partners 3.750% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the 3.750% Senior Notes). The initial carrying value of the BGC Partners 3.750% Senior Notes was $296.1 million, net of discount and debt issuance costs of $3.9 million, of which $0.2 million was underwriting fees payable to CF&Co. The issuance costs are amortized as interest expense and the carrying value of the 3.750% Senior Notes will accrete up to the face amount over the term of the notes.

On October 11, 2019, we filed a Registration Statement on Form S-4, which was declared effective by the SEC on October 24, 2019. On October 28, 2019, BGC launched an exchange offer in which holders of the BGC Partners 3.750% Senior Notes, issued in a private placement on September 27, 2019, could exchange such notes for new registered notes with substantially identical terms. The exchange offer closed on December 9, 2019, at which point the initial BGC Partners 3.750% Senior Notes were exchanged for new registered notes with substantially identical terms.

As discussed above, on October 6, 2023, pursuant to the Exchange Offer, $255.5 million aggregate principal amount of BGC Partners 3.750% Senior Notes were exchanged for BGC Group 3.750% Senior Notes and subsequently cancelled and an equivalent aggregate principal amount of BGC Group 3.750% Senior Notes were issued by BGC Group, and certain amendments to the indenture and supplemental indenture governing the BGC Partners 3.750% Senior Notes became effective. The BGC Group 3.750% Senior Notes will mature on October 1, 2024 and bear interest at a rate of 3.750% per year, payable in cash on April 1 and October 1 of each year, commencing April 1, 2024. BGC Group may redeem some or all of the BGC Group 3.750% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the supplemental indenture related to the BGC Group 3.750% Senior Notes). If a “Change of Control Triggering Event” (as defined in the supplemental indenture related to the BGC Group 3.750% Senior Notes) occurs, holders may require BGC Group to purchase all or a portion of their notes for cash at a price equal to 101% .

The carrying values of the BGC Group and BGC Partners 3.750% Senior Notes as of December 31, 2023 were $254.8 million and $44.4 million, respectively.

4.375% Senior Notes due 2025

On July 10, 2020, BGC Partners issued an aggregate of $300.0 million principal amount of BGC Partners 4.375% Senior Notes. The BGC Partners 4.375% Senior Notes are general unsecured obligations of BGC Partners. The BGC Partners 4.375% Senior Notes bear interest at a rate of 4.375% per year, payable in cash on June 15 and December 15 of each year, commencing December 15, 2020. The BGC Partners 4.375% Senior Notes will mature on December 15, 2025. BGC Partners may redeem some or all of the BGC Partners 4.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the BGC Partners 4.375% Senior Notes).

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

On August 28, 2020, we filed a Registration Statement on Form S-4, which was declared effective by the SEC on September 8, 2020. On September 9, 2020, BGC launched an exchange offer in which holders of the BGC Partners 4.375% Senior Notes, issued in a private placement on July 10, 2020, could exchange such notes for new registered notes with substantially identical terms. The exchange offer closed on October 14, 2020, at which point the initial BGC Partners 4.375% Senior Notes were exchanged for new registered notes with substantially identical terms.

As discussed above, on October 6, 2023, pursuant to the Exchange Offer, $288.2 million aggregate principal amount of BGC Partners 4.375% Senior Notes, including $14.5 million aggregate principal amount held by Cantor, were exchanged for BGC Group 4.375% Senior Notes and subsequently cancelled and an equivalent aggregate principal amount of BGC Group 4.375% Senior Notes were issued by BGC Group (including $14.5 million aggregate principal amount issued to Cantor), and certain amendments to the indenture and supplemental indenture governing the BGC Partners 4.375% Senior Notes became effective. The BGC Group 4.375% Senior Notes will mature on December 15, 2025 and bear interest at a rate of 4.375% per year, payable in cash on June 15 and December 15 of each year, commencing December 15, 2023. BGC Group may redeem some or all of the BGC Group 4.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the supplemental indenture related to the BGC Group 4.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the supplemental indenture related to the BGC Group 4.375% Senior Notes) occurs, holders may require BGC Group to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest to, but excluding, the purchase date.

The carrying values of the BGC Group and BGC Partners 4.375% Senior Notes as of December 31, 2023 were $286.7 million and $11.8 million, respectively.

8.000% Senior Notes due 2028

On May 25, 2023, BGC Partners issued an aggregate of $350.0 million principal amount of BGC Partners 8.000% Senior Notes. The BGC Partners 8.000% Senior Notes are general unsecured obligations of BGC

Partners. The BGC Partners 8.000% Senior Notes bear interest at a rate of 8.000% per year, payable in cash on May 25 and November of each year, commencing November 25, 2023. The BGC Partners 8.000% Senior Notes will mature on May 25, 2028. BGC Partners may redeem some or all of the BGC Partners 8.000% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the BGC Partners 8.000% Senior Notes).

The initial carrying value of the BGC Partners 8.000% Senior Notes was $346.6 million, net of discount and debt issuance costs of $3.4 million, of which $0.3 million were underwriting fees paid to CF&Co. The issuance costs are amortized as interest expense and the carrying value of the 8.000% Senior Notes will accrete up to the face amount over the term of the notes.

In connection with the issuance of the BGC Partners 8.000% Senior Notes, on May 25, 2023, we entered into a Registration Rights Agreement with CF&Co and the other parties thereto, pursuant to which we were obligated to file a registration statement with the SEC with respect to an offer to exchange the BGC Partners 8.000% Notes for a new issue of notes registered under the Securities Act and to complete such exchange offer prior to 365 days after May 25, 2023. This registration rights agreement was terminated in connection with the Exchange Offer.

On October 6, 2023, pursuant to the Exchange Offer, $347.2 million aggregate principal amount of BGC Partners 8.000% Senior Notes were exchanged for BGC Group 8.000% Senior Notes and subsequently cancelled and an equivalent aggregate principal amount of BGC Group 8.000% Senior Notes were issued by BGC Group, and certain amendments to the indenture and supplemental indenture governing the BGC Partners 8.000% Senior Notes became effective. The BGC Group 8.000% Senior Notes will mature on May 25, 2028 and bear interest at a rate of 8.000% per year, payable in cash on May 25 and November 25 of each year, commencing November 25, 2023. BGC Group may redeem some or all of the BGC Group 8.000% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the supplemental indenture related to the BGC Group 8.000% Senior Notes). If a “Change of Control Triggering Event” (as defined in the supplemental indenture related to the BGC Group 8.000% Senior Notes) occurs, holders may require BGC Group to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date.

The carrying values of the BGC Group and BGC Partners 8.000% Senior Notes as of December 31, 2023 were $343.9 million and $2.7 million, respectively

CEO Program

On March 8, 2021, we filed a controlled equity offering (“CEO Program”) shelf registration statement on Form S-3 with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock from time to time on a delayed or continuous basis (the “March 2021 Form S-3 Registration Statement”). On July 8, 2022, we filed an amendment to the March 2021 Form S-3 Registration Statement. On August 3, 2022, the March 2021 Form S-3 Registration Statement was declared effective by the SEC and we entered into a Controlled Equity OfferingSM sales agreement with CF&Co (the “August 2022 Sales Agreement”) on August 12, 2022. The Company did not sell any shares under the August 2022 Sales Agreement. On July 3, 2023, in connection with the Corporate Conversion, BGC Group filed a post-effective amendment to the March 2021 Form S-3 Registration Statement, pursuant to which it adopted the March 2021 Form S-3 Registration Statement as its own registration statement. Also on July 3, 2023, BGC Group assumed the August 2022 Sales Agreement, as amended and restated to replace references to BGC Partners with references to BGC Group and to make other ministerial changes (the “July 2023 Sales Agreement”). BGC Group may sell up to an aggregate of $300.0 million of Class A common stock pursuant to the terms of the July 2023 Sales Agreement. Under the July 2023 Sales Agreement, we agreed to pay to CF&Co 2% of the gross proceeds from the sale of shares. As of December 31, 2023, we had not sold any shares of BGC Class A common stock or paid any commission to CF&Co under the July 2023 Sales Agreement.

Resale Registration Statements

We have filed various resale registration statements with respect to shares of Class A common stock that could have been sold from time to time on a delayed or continuous basis by (i) Cantor at the direction of and for the account of certain current and former Cantor partners, and/or by such partners, as distributees of shares of Class A common stock from Cantor, (ii) charitable organizations that receive donations of shares from Cantor, and/or (iii) the Cantor Relief Fund with respect to the shares donated by the Company to it in connection with the Company’s Charity Day. We pay all of the expenses of registration other than any underwriting discounts and commissions and stock transfer taxes. As of June 30, 2023, all of the shares of Class A common stock registered under the resale registration statements had either been sold, or could have been sold by the holders without the need for a registration statement. On June 30, 2023, in connection with the Corporate Conversion, BGC Partners filed post-effective amendments to the resale registration statements deregistering the securities registered on the resale registration statements.

Certain Financial Advisory Fees and Commissions Paid by the Company to CF&Co

On August 2, 2010, we were authorized to engage CF&Co and its affiliates to act as financial advisor in connection with one or more third-party business combination transactions with or involving one or more targets as requested by the Company on behalf of its affiliates from time to time on specified terms, conditions and fees. The Company did not pay any fees to CF&Co in connection with business combination transactions during the year ended December 31, 2023. The Company did not pay any fees to CF&Co in connection with disposition transactions during the year ended December 31, 2023. On October 3, 2014, management was granted approval by the Board and Audit Committee to enter into stock loan transactions with CF&Co utilizing equity securities. Such stock loan transactions will bear market terms and rates. During the year ended December 31, 2023, we did not have any stock loan transactions with Cantor.

Securities loaned in stock loan transactions are included in “Securities loaned” in our Consolidated Statements of Financial Condition.

Transactions with the Cantor Relief Fund

During the year ended December 31, 2015, we committed to make charitable contributions to the Cantor Relief Fund in the amount of $40.0 million. The Company fully paid the $40.0 million commitment during the third quarter of 2022.

As of December 31, 2023, we had additional liabilities to the Cantor Relief Fund and The Cantor Foundation (U.K.) for $12.7 million, which included $6.7 million of additional expense taken in September 2023, above the original $40.0 million commitment.

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

Clearing Capital Agreement with Cantor

In November 2008, the Company entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on the Company’s behalf. In June 2020, this clearing capital agreement was amended to cover Cantor providing clearing services in all eligible financial products to the Company and not just U.S. Treasury and U.S. government agency securities. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to BGC, Cantor shall be entitled to request from the Company cash or other collateral acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement or Cantor will post cash or other collateral on BGC’s behalf for a commercially reasonable charge. During the year ended December 31, 2023 the Company was charged $2.2 million by Cantor for the cash or other collateral posted by Cantor on BGC’s behalf. Cantor had not requested any cash or other property from the Company as collateral as of December 31, 2023.

Receivables from and Payables to Related Broker-Dealers

We and Cantor formed Freedom International Brokerage Company (“Freedom”) to acquire a 66.7% economic interest in Freedom International Brokerage, a Canadian government securities broker-dealer and Nova Scotia unlimited liability company, in April 2001. As of the closing of the merger, we became entitled to 100% of Freedom’s capital interest in Freedom International Brokerage and we assumed 100% of Freedom’s cumulative profits. Amounts due to or from Cantor and Freedom, which is one of the Company’s equity method investments, are for transactional revenues under a technology and services agreement with Freedom, as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s Consolidated Statements of Financial Condition. As of December 31, 2023, the Company had receivables from Freedom of $1.4 million. As of December 31, 2023, the Company had $2.7 million in receivables from Cantor related to open derivative contracts. As of December 31, 2023, the Company had $4.9 million, in payables to Cantor related to open derivative contracts. As of December 31, 2023, the Company had $0.8 million receivable from Cantor related to fails and pending trades.

Other Transactions with Cantor

Treasury Fails

We are authorized to enter into short-term arrangements with Cantor to cover any delivery failures in connection with U.S. Treasury securities transactions and to share equally any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of December 31, 2023, Cantor had not facilitated any repurchase agreements between the Company and Cantor for the purpose of financing fails.

FX Exposure

To more effectively manage our exposure to changes in FX rates, we and Cantor have agreed to jointly manage the exposure. As a result, we are authorized to divide the quarterly allocation of any profit or loss relating to FX currency hedging between us and Cantor. The amount allocated to each party is based on the total net exposure for us and Cantor. The ratio of gross exposures of Cantor and us is utilized to determine the shares of profit or loss allocated to each for the period. During the year ended December 31, 2023, we recognized our share of FX gain of $1.6 million.

Mutual Brokerage Services

We and Cantor are authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers. We and Cantor enter into these agreements from time to time.

Asset Backed Commercial Paper

In August 2013, the Audit Committee authorized us to invest up to $350.0 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including policies relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. During the year ended December 31, 2023, we did not have any investments in the program.

Reverse Repurchase Agreements

As part of our cash management process, we may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. On May 25, 2023, we entered into a reverse repurchase agreement with Cantor for $225 million. On June 1, 2023, we increased the amount under the reverse repurchase agreement with Cantor by $15 million. On June 8 and June 9, 2023, Cantor repaid $10 million and $30 million, respectively, of the balance outstanding under the reverse repurchase agreement. On July 19, 2023, Cantor repaid the remaining $200 million outstanding. We recorded $1.6 million of interest income related to reverse repurchase agreements in 2023. As of December 31, 2023, we had no reverse repurchase agreements outstanding.

Exchange Agreement

On June 5, 2015, we entered into the Exchange Agreement with Cantor providing Cantor, CFGM and other Cantor affiliates entitled to hold BGC Partners Class B common stock the right to exchange BGC Partners Class A common stock into shares of BGC Partners Class B common stock from time to time, on a one-to-one basis, subject to adjustment. As of December 31, 2023 , Cantor and CFGM did not own any shares of BGC Partners Class A common stock. In connection with the Corporate Conversion on July 1, 2023, the Exchange Agreement with Cantor terminated in accordance with its own terms.

Related Party Receivables and Payables

We have receivables and payables to and from certain affiliated entities. As of December 31, 2023, the related party receivables and payables were $2.7 million and $17.5 million, respectively.

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

In the purchase agreement by which we acquired Cantor’s remaining interest in LFI, Cantor agreed, subject to certain exceptions, not to solicit certain senior executives of LFI’s business and was granted the right to be a customer of LFI’s businesses on the best terms made available to any other customer.

The aggregate purchase price paid by us to Cantor consisted of approximately $24.2 million in cash plus a $4.8 million post-closing adjustment. During the year ended December 31, 2023, LFI recognized nil in related party revenues from Cantor.

Intercompany Credit Agreement with Cantor

On March 19, 2018, BGC Partners entered into a Credit Agreement with Cantor (the “Intercompany Credit Agreement”). The Intercompany Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The Intercompany Credit Agreement replaced the previous Credit Facility between BGC Partners and an affiliate of Cantor and was approved by the Audit Committee of BGC Partners. On August 6, 2018, BGC Partners entered into an amendment to the Intercompany Credit Agreement, which increased the aggregate principal amount that can be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. On October 6, 2023, BGC Group assumed all rights and obligations of BGC Partners under the Intercompany Credit Agreement. We did not record any interest income or interest expenses related to the Intercompany Credit Agreement during the year ended December 31, 2023.

On March 8, 2024, we entered into a second amendment to the Intercompany Credit Agreement. The second amendment provides that the parties and their respective subsidiaries may borrow up to an aggregate principal amount of $400.0 million from each other from time to time at an interest rate equal to 25 basis points less than the interest rate on the respective borrower’s short-term borrowing rate then in effect. Previously, the parties and their respective subsidiaries could borrow up to an aggregate principal amount of $400.0 million from each other from time to time at an interest rate equal to 1.00% higher than the higher of Cantor’s or BGC’s short-term borrowing rate then in effect. On March 12, 2024, we drew $240.0 million under the Intercompany Credit Agreement, which amount is currently outstanding.

The Intercompany Credit Agreement will mature on the earlier to occur of (a) if prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance thereof, March 19, 2025, and if such notice is not timely given, then the maturity date of the Intercompany Credit Agreement will continue to be extended for additional successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the Intercompany Credit Agreement by either party pursuant to its terms.

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

•

the payment of dividends by either BGC or Newmark (if any), distribution of profits by Newmark OpCo and/or Newmark Holdings, as applicable, and repurchases of shares of either company’s common stock or purchases of Newmark Holdings limited partnership interests or other equity interests in subsidiaries of either BGC or Newmark, as applicable, including from Cantor, BGC or executive officers of BGC or Newmark, other employees, partners and others, as applicable;

•	business operations or business opportunities of BGC, Newmark and Cantor that would compete with the other party’s business opportunities;

•	intellectual property matters;

•	business combinations involving BGC or Newmark;

•	conflicts between BGC’s agency trading for primary and secondary bond sales and Cantor’s investment banking bond origination business;

•	competition between BGC’s and Cantor’s other equity derivatives and cash equity inter-dealer brokerage businesses;

•	the Corporate Conversion;

•	the terms of the Separation and Distribution agreement and the ancillary agreements BGC and Newmark entered into in connection with the Separation;

•	the nature, quality and pricing of administrative services to be provided by BGC, Cantor and/or Tower Bridge;

•	potential and existing loan arrangements; and

•	provision of clearing capital pursuant to the Clearing Agreement and potential and existing loan arrangements.

We also expect that Cantor will manage its ownership of BGC and Newmark so that no company will be deemed to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including by maintaining its voting power in BGC and/or Newmark, as applicable, above a majority absent an applicable exemption from the Investment Company Act. This may result in conflicts with BGC and/or Newmark, including those relating to acquisitions or offerings by BGC and/or Newmark involving issuances of shares of our Class A common stock, or securities convertible or exchangeable into shares of Class A common stock, that would dilute the voting power in BGC of the holders and in Newmark of the holders of Newmark Holdings exchangeable limited partnership interests.

Moreover, the service of officers or partners of Cantor as our executive officers and those persons’ ownership interests in and payments from Cantor and their respective affiliates, SPACs and similar investments or other entities, could create conflicts of interest when Newmark and those directors or executive officers are faced with decisions that could have different implications for BGC and/or Newmark and them.

For purposes of the below:

•	“BGC Group Company” means BGC Group or any of its affiliates (other than, if applicable, Newmark and Newmark’s subsidiaries);

•	“Newmark Company” means Newmark or any of its affiliates;

•	“representatives” means, with respect to any person, the directors, officers, employees, general partners or managing member of such person; and

•

“corporate opportunity” means any business opportunity that BGC or Newmark, respectively, are financially able to undertake, that is, from its nature, in BGC’s or Newmark’s lines of business, respectively, is of practical advantage to BGC or Newmark, respectively, and is one in which BGC or Newmark, respectively has an interest or a reasonable expectancy, and in which, by embracing the opportunities, the self-interest of a BGC Group Company, a Newmark Company or a Cantor Company or any of their respective representatives, as the case may be, will be brought into conflict with one another’s self-interest. The term includes situations when covered persons may be tempted to take for themselves business or another advantageous opportunity that such covered persons became aware of as a result of, or in connection with, their duties and responsibilities to BGC, the use of BGC information, funds, or other assets, or their position with BGC.

Potential Conflicts Related to Cantor

Cantor, and Mr. Lutnick, indirectly through his control of Cantor, are each able to exercise control over our management and affairs and all matters requiring stockholder approval, including the election of our directors and determinations with respect to acquisitions and dispositions, as well as material expansions or contractions of our business, entry into new lines of business and borrowings and issuances of our Class A and Class B common stock or other securities. This control will be subject to the approval of our Audit Committee on those matters requiring such approval. Cantor’s voting power may also have the effect of delaying or preventing a change of control of us. This control will also be exercised because:

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

Messrs. Lutnick and Merkel have holdings in Cantor through partnership unit ownership.

In addition, Cantor has from time to time in the past considered possible strategic realignments of its business and/or of the relationships that exist between and among Cantor and its other affiliates and us. Any future related-party transactions or arrangements between us and Cantor, and its other affiliate and us is until Cantor ceases to hold 5% of our voting power, are subject to the prior approval by our Audit Committee, but generally will not otherwise require the separate approval of our stockholders, and if such stockholder approval is required, Cantor would retain sufficient voting power to provide any such requisite approval without the affirmative consent of the other stockholders.

Our agreements and other arrangements with Cantor and/or Newmark may be amended upon agreement of the parties to those agreements and approval of our Audit Committee. During the time that we are controlled by Cantor, Cantor may be able to require us to agree to amendments to these agreements. We may not be able to resolve any potential conflicts and, even if we do, the resolution may be less favorable to us than if we were dealing with an unaffiliated party. As a result, the prices charged to or by us for services provided under agreements with Cantor may be higher or lower than prices that may be charged to or by third parties, and the terms of these agreements may be more or less favorable to us than those that we could have negotiated with third parties.

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

If a third party presents a corporate opportunity (as defined in our Certificate of Incorporation) to a person who is a representative of ours and a representative of a Cantor Company, expressly and solely in such person’s capacity as a representative of us, and such person acts in good faith in a manner consistent with the policy that such corporate opportunity belongs to us, then such person:

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

No contract, agreement, arrangement or transaction between any BGC Group Company, any Newmark Company, any Cantor Company or any of their respective representatives, on the one hand, and BGC or any of BGC’s representatives, on the other hand, will be void or voidable solely because any BGC Group Company, any Newmark Company, any Cantor Company or any of their respective representatives has a direct or indirect interest in such contract, agreement, arrangement or transaction, and any BGC Group Company, any Newmark Company, any Cantor Company or any of their respective representatives (i) shall have fully satisfied and fulfilled its duties and obligations to BGC and BGC’s stockholders with respect thereto; and (ii) shall not be liable to BGC or BGC’s stockholders for any breach of any duty or obligation by reason of the entering into, performance or consummation of any such contract, agreement, arrangement or transaction, if:

•

such contract, agreement, arrangement or transaction is approved by BGC’s Board of Directors or any committee thereof by the affirmative vote of a majority of the disinterested directors, even if the disinterested directors constitute less than a quorum;

•

such contract, agreement, arrangement or transaction is approved by BGC’s stockholders by the affirmative vote of a majority of the voting power of all of BGC’s outstanding shares of capital stock entitled to vote thereon, excluding from such calculation shares of capital stock that are beneficially owned (as such term is defined in Rule 16a-1(a)(2) promulgated by the SEC under the Exchange Act) by a BGC Group Company, a Newmark Company, or a Cantor Company, respectively; or

•	such contract, agreement, arrangement or transaction, judged according to the circumstances at the time of the commitment, is fair to us.

While the satisfaction of the foregoing conditions shall be sufficient to show that any BGC Group Company, any Newmark Company, any Cantor Company or any of their respective representatives (i) shall have fully satisfied and fulfilled its duties and obligations to BGC and BGC’s stockholders with respect thereto; and (ii) shall not be liable to BGC or BGC’s stockholders for any breach of any duty or obligation by reason of the entering into, performance or consummation of any such contract, agreement, arrangement or transaction, none of the foregoing conditions shall be required to be satisfied for such showing.

BGC’s directors who are also directors or officers of any BGC Group Company, any Newmark Company, any Cantor Company or any of their respective representatives may be counted in determining the presence of a quorum at a meeting of our Board of Directors or of a committee that authorizes such contract, agreement, arrangement or transaction. Shares of our common stock owned by any BGC Group Company, any Newmark Company, any Cantor Company or any of their respective representatives may be counted in determining the presence of a quorum at a meeting of stockholders called to authorize such contract, agreement, arrangement or transaction. Our directors who are also directors or officers of any BGC Group Company, any Newmark Company, any Cantor Company or any of their respective representatives shall not owe or be liable for breach of any fiduciary duty to BGC or any of BGC’s stockholders for any action taken by any BGC Group Company, any Newmark Company, any Cantor Company or their respective representatives, in their capacity as BGC’s stockholder or affiliate.

Potential Conflicts Related to Newmark

Various conflicts of interest between and among Newmark, BGC and Cantor may arise in the future in a number of areas relating to Newmark’s past and ongoing relationships, including potential acquisitions of businesses or properties, the election of new directors, payment of dividends, incurrence of indebtedness, tax matters, financial commitments, marketing functions, indemnity arrangements, service arrangements, issuances of capital stock, sales or distributions of shares of Newmark’s common stock and the exercise by Cantor of control over Newmark’s management and affairs.

Cantor will be able to exercise control over Newmark’s management and affairs and all matters requiring stockholder approval, including the election of Newmark’s directors and determinations with respect to acquisitions and dispositions, as well as material expansions or contractions of Newmark’s business, entry into new lines of business and borrowings and issuances of Newmark’s common stock or other securities. Cantor’s voting power may also have the effect of delaying or preventing a change of control of Newmark. This control will also be exercised because Cantor is, in turn, controlled by CFGM, its managing general partner, and, ultimately, by Mr. Lutnick, who serves as Newmark’s Executive Chairman. Mr. Lutnick is also the Chairman of the Board of Directors and Chief Executive Officer of BGC Group and Cantor and the Chairman and Chief Executive Officer of CFGM as well as the trustee of an entity that is the sole shareholder of CFGM. Mr. Merkel, who serves as Executive Managing Director, General Counsel and Secretary of Cantor, also serves as Newmark’s Executive Vice President and Chief Legal Officer.

In addition, each of BGC and Cantor has from time to time in the past and may in the future consider possible strategic realignments of its own businesses and/or of the relationships that exist between and among BGC and/or Cantor and their other respective affiliates and Newmark. Any future material related-party transaction or arrangement between BGC and/or Cantor and their other respective affiliates and Newmark is subject to the prior approval by Newmark’s Audit Committee, but generally does not require the separate approval of Newmark’s stockholders, and if such stockholder approval is required, Cantor may retain sufficient voting power to provide any such requisite approval without the affirmative consent of Newmark’s other stockholders.

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

In order to address potential conflicts of interest between or among BGC, Cantor and their respective representatives and Newmark, Newmark’s certificate of incorporation contains provisions regulating and defining the conduct of Newmark’s affairs as they may involve BGC Partners and/or Cantor and their respective representatives, and Newmark’s powers, rights, duties and liabilities and those of Newmark’s representatives in connection therewith. Newmark’s certificate of incorporation provides that, to the greatest extent permitted by law, no Cantor Company or BGC Group Company, each as defined below, or any of the representatives, as defined above, of a Cantor Company or BGC Group Company will, in its capacity as Newmark’s stockholder or affiliate, owe or be liable for breach of any fiduciary duty to Newmark or any of Newmark’s stockholders. In addition, to the greatest extent permitted by law, none of any Cantor Company, BGC Group Company or any of their respective representatives will owe any duty to refrain from engaging in the same or similar activities or lines of business as Newmark or Newmark’s representatives or doing business with any of Newmark’s or Newmark’s representatives’ clients or customers. If any Cantor Company, BGC Group Company or any of their respective representatives acquires knowledge of a potential transaction or matter that may be a corporate opportunity (as defined above) for any such person, on the one hand, and Newmark or any of Newmark’s representatives, on the other hand, such person will have no duty to communicate or offer such corporate opportunity to Newmark or any of Newmark’s representatives, and will not be liable to Newmark, any of Newmark’s stockholders or any of Newmark’s representatives for breach of any fiduciary duty by reason of the fact that they pursue or acquire such corporate opportunity for themselves, direct such corporate opportunity to another person or do not present such corporate opportunity to Newmark or any of Newmark’s representatives, subject to the requirement described in the following sentence. If a third party presents a corporate opportunity to a person who is both Newmark’s representative and a representative of a BGC Group Company and/or a Cantor Company, expressly and solely in such person’s capacity as Newmark’s representative, and such person acts in good faith in a manner consistent with the policy that such corporate opportunity belongs to us, then such person will be deemed to have fully satisfied and fulfilled any fiduciary duty that such person has to Newmark as Newmark’s representative with respect to such corporate opportunity, provided that any BGC Group Company, any Cantor Company or any of their respective representatives may pursue such corporate opportunity if Newmark decides not to pursue such corporate opportunity.

No contract, agreement, arrangement or transaction between any BGC Group Company, any Cantor Company or any of their respective representatives, on the one hand, and Newmark or any of Newmark’s representatives, on the other hand, will be void or voidable solely because any BGC Group Company, any Cantor Company or any of their respective representatives has a direct or indirect interest in such contract, agreement, arrangement or transaction, and any BGC Group Company, any Cantor Company or any of their respective representatives (i) shall have fully satisfied and fulfilled its duties and obligations to Newmark and Newmark’s stockholders with respect thereto; and (ii) shall not be liable to Newmark or Newmark’s stockholders for any breach of any duty or obligation by reason of the entering into, performance or consummation of any such contract, agreement, arrangement or transaction, if:

•

such contract, agreement, arrangement or transaction is approved by Newmark’s Board of Directors or any committee thereof by the affirmative vote of a majority of the disinterested directors, even if the disinterested directors constitute less than a quorum;

•

such contract, agreement, arrangement or transaction is approved by Newmark’s stockholders by the affirmative vote of a majority of the voting power of all of Newmark’s outstanding shares of capital stock entitled to vote thereon, excluding from such calculation shares of capital stock that are beneficially owned (as such term is defined in Rule 16a-1(a)(2) promulgated by the SEC under the Exchange Act) by a BGC Group Company or a Cantor Company, respectively; or

•	such contract, agreement, arrangement or transaction, judged according to the circumstances at the time of the commitment, is fair to Newmark.

While the satisfaction of the foregoing conditions shall be sufficient to show that any BGC Group Company, any Cantor Company or any of their respective representatives (i) shall have fully satisfied and fulfilled its duties and obligations to Newmark and Newmark’s stockholders with respect thereto; and (ii) shall not be liable to

Newmark or Newmark’s stockholders for any breach of any duty or obligation by reason of the entering into, performance or consummation of any such contract, agreement, arrangement or transaction, none of the foregoing conditions shall be required to be satisfied for such showing.

Newmark’s directors who are also directors or officers of any BGC Group Company, any Cantor Company or any of their respective representatives may be counted in determining the presence of a quorum at a meeting of Newmark’s Board of Directors or of a committee that authorizes such contract, agreement, arrangement or transaction. Shares of Newmark’s common stock owned by any BGC Group Company, any Cantor Company or any of their respective representatives may be counted in determining the presence of a quorum at a meeting of stockholders called to authorize such contract, agreement, arrangement or transaction. Newmark’s directors who are also directors or officers of any BGC Group Company, any Cantor Company or any of their respective representatives shall not owe or be liable for breach of any fiduciary duty to Newmark or any of Newmark’s stockholders for any action taken by any BGC Group Company, any Cantor Company or their respective representatives, in their capacity as Newmark’s stockholder or affiliate.

Leases

We have offices in the United States, Canada, Europe, United Kingdom, Latin America, Asia, Africa and the Middle East. Our principal executive offices are located at 499 Park Avenue, New York, New York. We also occupy a space at 199 Water Street, New York, New York and space at 55 Water Street, New York, New York. Under the U.S. Master ASA and U.K. Master ASA, each with Cantor, we are obligated to Cantor for our pro rata portion (based on square footage used) of rental expense during the terms of the leases for such spaces.

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

On August 19, 2022, the Court issued a post-trial memorandum opinion in favor of BGC, its directors, and controlling shareholders, ruling that the transactions were entirely fair to BGC’s shareholders with respect to both process and price. The Court found that “Berkeley Point was, by all accounts, a unique asset particularly appealing to BGC” and that the price negotiated by BGC’s Special Committee (the “Special Committee”) and agreed to by Cantor was at the “lower end” of a range of reasonable prices. The Court further found the Special Committee was “independent, fully empowered, and well-functioning.” Final judgment in the case was entered for the defendants and against the plaintiffs on September 27, 2022. The same day, the plaintiffs filed a notice of appeal, seeking reversal of the memorandum opinion and final judgment. Following briefing, oral argument took place before the Delaware Supreme Court on May 24, 2023.

On August 10, 2023, the Delaware Supreme Court issued an Order affirming the trial court’s decision “on the basis of and for the reasons stated” in the August 19, 2022 opinion, concluding the litigation.

Other Legal Proceedings

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

On February 16, 2024, an alleged Company shareholder, Martin J. Siegel, filed a putative class action lawsuit against Cantor Fitzgerald, LP and Howard W. Lutnick in the Delaware Court of Chancery, asserting that the Corporate Conversion was unfair to Class A shareholders of BGC Partners, Inc. because it increased Cantor’s percentage voting control over the Company. The suit is captioned Martin J. Siegel v. Cantor Fitzgerald, LP, C.A., 2024-0146-LWW. While the lawsuit is in its early stages and does not name the Company as a party, the Company believes the action lacks merit.

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

Stock Repurchase Program

The Board of BGC Partners Board and its Audit Committee historically authorized repurchases of our Class A common stock and redemptions of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, partners and others, including Cantor employees and partners. On November 4, 2022, the BGC Partners board and its Audit Committee renewed and increased the authorized repurchases of stock or units, including from Cantor employees and partners, to $400.0 million. As of June 30, 2023, BGC Partners had approximately $326.4 million remaining under this authorization. On July 1, 2023, in connection with the Corporate Conversion, the Board and Audit Committee of BGC Group approved the authorized repurchases of BGC Group stock or Company Equity Securities from any holder of Company Equity Securities, including our directors, officers, and employees, of up to $400.0 million. As of December 31, 2023, BGC Group had approximately $333.1 million remaining under this authorization.

Debt Repurchase Program

Our Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by the Company of up to $50.0 million of Company Debt Securities. Repurchases of Company Debt Securities, if any, are expected to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption. Under the authorization, the Company may make repurchases of Company Debt Securities for cash from time to time in the open market or in privately negotiated transactions upon such terms and at such prices as management may determine. Additionally, the Company is authorized to make any such repurchases of Company Debt Securities through CF&Co (or its affiliates), in its capacity as agent or principal, or such other broker-dealers as management shall determine to utilize from time to time, and such repurchases shall be subject to brokerage commissions which are no higher than standard market commission rates. As of December 31, 2023, the Company had $50.0 million remaining under this debt repurchase authorization.

On July 1, 2023, in connection with the Corporate Conversion, the Board and Audit Committee of BGC Group approved the authorized repurchases from any holder, including our directors, officers, and employees, of the BGC Partners Notes, the BGC Group Notes (when issued), or any other future debt securities issued by BGC Group or its subsidiaries, of up to $50.0 million.

CX Futures Transaction

On June 7, 2021, our Board and Audit Committee approved entry into agreements between certain affiliates of BGC and Cantor for the sale to BGC of Cantor’s futures exchange and related clearinghouse (the “Futures Transaction”). On June 21, 2021, BGC entered into a Purchase Agreement with Cantor, providing that at closing BGC will purchase the direct and indirect equity of each of (i) CFLP CX Futures Exchange Holdings, LLC, (ii) CFLP CX Futures Exchange Holdings, L.P., (iii) CX Futures Exchange Holdings, LLC, (iv) CX Clearinghouse Holdings, LLC, (v) CX Futures Exchange, L.P. and (vi) CX Clearinghouse, L.P. (collectively, the “Futures Exchange Group”), for a purchase price of approximately $4.9 million at closing, plus the cash held at closing by the Futures Exchange Group, and an earn-out, only payable out of BGC’s portion of the profits of the Futures Exchange Group, capped at the amount Cantor contributed to the Futures Exchange Group prior to closing. The Futures Transaction closed on July 30, 2021.

As part of the purchase of the Futures Exchange Group, Cantor has agreed to indemnify the Company for certain expenses arising at the Futures Exchange Group up to a maximum of $1.0 million. As of December 31, 2023, the Company had recorded assets of $1.0 million in the Company’s Consolidated Statements of Financial Condition for this indemnity.

Cantor and Aurel Revenue Sharing Agreement

On June 24, 2021 our Board and Audit Committee authorized our French subsidiary, Aurel BGC SAS (“Aurel”), to enter into a revenue sharing agreement pursuant to which Cantor shall provide services to Aurel to support Aurel’s investment banking activities with respect to its SPACs (“SPAC Investment Banking Activities”). The services provided by Cantor to Aurel in support of such SPAC Investment Banking Activities shall include referral of clients, structuring advice, financial advisory services, referral of investors, deal execution services, and other advisory services in support of Aurel’s SPAC Investment Banking Activities pursuant to its French investment services license. As compensation, Cantor shall receive a revenue share of 80% of Aurel’s net revenue attributable to SPAC Investment Banking Activities. The term of the revenue sharing agreement is for an initial period of 12 months, which automatically renews each year unless either party provides notice of termination at least three months prior to the anniversary. Aurel is also authorized to serve as bookrunner, underwriter or advisor in connection with French SPACs which are sponsored by Cantor at market rates for such services. For the year ended December 31, 2023, Aurel had no revenue or fees payable to Cantor attributable to SPAC Investment Banking Activities.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES

The following table sets forth the aggregate fees incurred by us for audit and other services rendered by Ernst & Young during the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Audit fees	$8,535,235	$8,711,579
Audit-related fees	96,600	96,600
Tax fees	2,829,000	3,150,032
All other fees	—	—
Total	$11,460,835	$11,958,211

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

AUDIT COMMITTEE’S PRE-APPROVAL POLICIES AND PROCEDURES

During 2023, our Audit Committee specifically approved the appointment of Ernst & Young to be our independent auditors for the year ended December 31, 2023. Ernst & Young was also approved to perform reviews of our quarterly financial reports within the year ended December 31, 2023 and certain other audit-related services such as accounting consultations. Pursuant to our Audit Committee Charter, the Committee will pre-approve audit services, internal control-related services and permitted non-audit services to be performed for us by Ernst & Young.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The consolidated financial statements required to be filed in this Amendment are included in Part II, Item 8 of the Original Form 10-K.

(a) (2) Schedule I, Parent Company Only Financial Statements in the Original Form 10-K. All other schedules are omitted because they are not applicable or not required, or the required information is in the financial statements or the notes thereto.

(a) (3) The Exhibit Index set forth below is incorporated by reference in response to this Item 15.

The following exhibits are filed as part of this Amendment. The exhibits designated by a dagger (†) are management contracts and compensation plans and arrangements required to be filed as exhibits to this Amendment. Certain schedules and exhibits designated by one asterisk (*) have been omitted pursuant to Item 601(a)(5) of Regulation S-K promulgated by the SEC. Certain schedules and exhibits designated by two asterisks (**) have been omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

EXHIBIT INDEX

Exhibit Number	Exhibit Title

1.1	Amended and Restated Controlled Equity OfferingSM Sales Agreement, dated as of July 3, 2023, between BGC Group, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to BGC Group, Inc.’s Post-Effective Amendment No. 1 to BGC Partners, Inc.’s Registration Statement on Form S-3 filed with the SEC on July 3, 2023)

2.1	Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to BGC Partners, Inc.’s. Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)

2.2	Amendment No. 1, dated as of November 5, 2007, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to BGC Partners, Inc.’s. Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)

2.3	Amendment No. 2, dated as of February 1, 2008, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to BGC Partners, Inc.’s. Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)

2.4**	Separation Agreement, dated as of March 31, 2008, by and among Cantor Fitzgerald, L.P., BGC Partners, LLC, BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to Exhibit 2.4 to BGC Partners, Inc.’s. Current Report on Form 8-K filed with the SEC on April 7, 2008)

2.5**	Purchase Agreement, dated as of April 1, 2013, by and among BGC Partners, Inc., BGC Partners, L.P., The NASDAQ OMX Group, Inc., and for certain limited purposes, Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 2.1 to BGC Partners, Inc.’s. Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013)

Exhibit Number	Exhibit Title

2.6**	Tender Offer Agreement executed by BGC Partners, Inc., BGC Partners, L.P. and GFI Group Inc., dated February 19, 2015 (incorporated by reference to Exhibit 2.1 to BGC Partners, Inc.’s. Current Report on Form 8-K filed with the SEC on February 25, 2015)

2.7	Stock Purchase Agreement by and among GFINet, Inc., GFI TP Holdings Pte Ltd, Intercontinental Exchange, Inc., and, solely for the purposes set forth therein, GFI Group Inc. and BGC Partners, Inc. (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s. Current Report on Form 8-K filed with the SEC on November 18, 2015)

2.8**	Agreement and Plan of Merger, dated December 22, 2015, by and among BGC Partners, Inc., JPI Merger Sub 1, Inc., JPI Merger Sub 2, LLC, Jersey Partners Inc., New JP Inc., Michael Gooch and Colin Heffron (incorporated by reference to Exhibit 2.1 to BGC Partners, Inc.’s. Current Report on Form 8-K filed with the SEC on December 23, 2015)

2.9**	Transaction Agreement, dated as of July 17, 2017, by and among BGC Partners, Inc. BGC Partners, L.P., Cantor Fitzgerald, L.P., Cantor Commercial Real Estate Company, L.P., Cantor Sponsor, L.P., CF Real Estate Finance Holdings, L.P. and CF Real Estate Finance Holdings GP, LLC (incorporated by reference to Exhibit 2.1 to BGC Partners, Inc.’s. Current Report on Form 8-K filed with the SEC on July 21, 2017)

2.10**	Amended and Restated Separation and Distribution Agreement, dated as of November 23, 2018, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., BGC Global Holdings, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 2.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed on November 27, 2018)

2.11	Agreement for the Sale and Purchase of the Share Capital of Ed Broking Group Limited and Besso Insurance Group Limited, dated May 26, 2021, by and among Tower Bridge (one) Limited, Ardonagh Specialty Holdings 2 Limited, The Ardonagh Group Limited and BGC Partners, Inc. (incorporated by reference to Exhibit 2.1 to BGC Partners, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2021)

2.12	Deed of Variation in Respect of the Agreement for the Sale and Purchase of the Share Capital of Ed Broking Group Limited and Besso Insurance Group Limited, dated August 25, 2021, by and among Tower Bridge (One) Limited, Ardonagh Specialty Holdings 2 Limited, The Ardonagh Group Limited and BGC Partners, Inc. (incorporated by reference to Exhibit 2.2 to BGC Partners, Inc. Quarterly Report on Form 10-Q filed with the SEC on November 8, 2021)

2.13	Deed of Variation in Respect of the Agreement for the Sale and Purchase of the Share Capital of Ed Broking Group Limited and Besso Insurance Group Limited, dated October 31, 2021, by and among Tower Bridge (One) Limited, Ardonagh Specialty Holdings 2 Limited, The Ardonagh Group Limited and BGC Partners, Inc. (incorporated by reference to Exhibit 2.3 to BGC Partners, Inc.’s. Quarterly Report on Form 10-Q filed with the SEC on November 8, 2021)

2.14*	Corporate Conversion Agreement, dated as of November 15, 2022, by and among BGC Partners, Inc., BGC Group, Inc., BGC Holdings, L.P., BGC GP, LLC, BGC Partners II, Inc., BGC Partners II, LLC, BGC Holdings Merger Sub, LLC and, solely for the purposes of certain provisions therein, Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 2.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on November 16, 2022)

2.15	Amendment to the Corporate Conversion Agreement, dated as of March 29, 2023, by and among BGC Partners, Inc., BGC Group, Inc., BGC Holdings, L.P., BGC GP, LLC, BGC Partners II, Inc., BGC Partners II, LLC, BGC Holdings Merger Sub, LLC and, solely for the purposes of certain provisions therein, Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 2.15 to BGC Partners, Inc.’s Annual Report on Form 10-K/A filed with the SEC on April 28, 2023)

Exhibit Number	Exhibit Title

3.1	Amended and Restated Certificate of Incorporation of BGC Group, Inc. (incorporated by reference to Exhibit 3.1 to BGC Group, Inc.’s. Current Report on Form 8-K12B filed with the SEC on July 3, 2023)

3.2	Amended and Restated Bylaws of BGC Group, Inc. (incorporated by reference to Exhibit 3.2 to BGC Group, Inc.’s Current Report on Form 8-K12B filed with the SEC on July 3, 2023)

4.1	Description of BGC Group, Inc.’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 29, 2024)

4.2	Indenture, dated as of September 27, 2019, between BGC Partners, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to BGC Partners, Inc.’s Form 8-K filed with the SEC on September 30, 2019)

4.3	First Supplemental Indenture, dated as of September 27, 2019, between BGC Partners, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to BGC Partners, Inc.’s Form 8-K filed with the SEC on September 30, 2019)

4.4	Form of BGC Partners, Inc. 3.750% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to BGC Partners, Inc.’s Form 8-K filed with the SEC on September 30, 2019)

4.5	Second Supplemental Indenture, dated as of July 10, 2020, between BGC Partners, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on July 14, 2020)

4.6	Form of BGC Partners, Inc. 4.375% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on July 14, 2020)

4.7	Third Supplemental Indenture, dated as of May 25, 2023, between BGC Partners, Inc. and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on May 25, 2023)

4.8	Form of BGC Partners, Inc. 8.000% Senior Notes due 2028 (incorporated by reference to Exhibit 4.3 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on May 25, 2023)

4.9	Fourth Supplemental Indenture, dated as of September 19, 2023, between BGC Partners, Inc. and Computershare Trust Company, National Association, as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 6, 2023)

4.10	Indenture, dated as of October 6, 2023, between BGC Group, Inc. and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.2 of BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 6, 2023)

4.11	First Supplemental Indenture, dated as of October 6, 2023, between BGC Group, Inc. and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.3 of BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 6, 2023)

4.12	Form of BGC Group, Inc.’s 3.750% Senior Notes due 2024 (incorporated by reference to Exhibit 4.3 of BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 6, 2023)

4.13	Second Supplemental Indenture, dated as of October 6, 2023, between BGC Group, Inc. and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.4 of BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 6, 2023)

4.14	Form of BGC Group, Inc.’s 4.375% Senior Notes due 2025 (incorporated by reference to Exhibit 4.4 of BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 6, 2023)

Exhibit Number	Exhibit Title

4.15	Third Supplemental Indenture, dated as of October 6, 2023, between BGC Group, Inc. and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.5 of BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 6, 2023)

4.16	Form of BGC Group, Inc.’s 8.000% Senior Notes due 2028 (incorporated by reference to Exhibit 4.5 of BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 6, 2023)

10.1	Amended, Restated and Consolidated Registration Rights Agreement, dated as of July 1, 2023, by and between BGC Group, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.3 to BGC Group, Inc.’s Current Report on Form 8-K12B filed with the SEC on July 3, 2023)

10.2	Amended and Restated Administrative Services Agreement, dated as of July 1, 2023, by and between Cantor Fitzgerald, L.P. and BGC Group, Inc. (incorporated by reference to Exhibit 10.4 to BGC Group, Inc.’s Current Report on Form 8-K12B filed with the SEC on July 3, 2023)

10.3	Amended and Restated Administrative Services Agreement, dated as of July 1, 2023, by and among Tower Bridge International Services L.P. and BGC Group, Inc. (incorporated by reference to Exhibit 10.5 to BGC Group, Inc.’s Current Report on Form 8-K12B filed with the SEC on July 3, 2023)

10.4	Form of Regulated Entity Administrative Services Agreement (incorporated by reference to Exhibit 10.6 to BGC Group, Inc.’s Current Report on Form 8-K12B filed with the SEC on July 3, 2023)

10.5	License Agreement, dated as of April 1, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.10 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.6	Clearing Services Agreement, dated May 9, 2006, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.1 to BGC Partners Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2008)

10.7	Amendment to Clearing Services Agreement, dated November 7, 2008, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.2 to BGC Partners, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2008)

10.8	Second Amendment, dated August 16, 2010, to the Clearing Services Agreement, dated May 9, 2006, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.3 to BGC Partners, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2020)

10.9	Third Amendment , dated June 16, 2020, to the Clearing Services Agreement, dated May 9, 2006, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.4 to BGC Partners, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2020)

10.10	Agreement dated November 5, 2008 between BGC Partners, Inc. and Cantor Fitzgerald, L.P. regarding clearing capital (incorporated by reference to Exhibit 10.3 to BGC Partners, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2008)

10.11	First Amendment, dated June 16, 2020, to the Agreement between BGC Partners, Inc. and Cantor Fitzgerald, L.P. regarding clearing capital, dated November 5, 2008 (incorporated by reference to Exhibit 10.5 to BGC Partners, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2020)

10.12†	Amended and Restated Change in Control Agreement, dated August 3, 2011 between Howard W. Lutnick and BGC Partners, Inc. (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)

10.13†	Amended and Restated Change in Control Agreement, dated August 3, 2011 between Stephen M. Merkel and BGC Partners, Inc. (incorporated by reference to Exhibit 10.2 to BGC Partners, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)

Exhibit Number	Exhibit Title

10.14†	Amended and Restated Deed of Adherence, dated as of January 22, 2014, between Sean Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on January 28, 2014)

10.15†	Deed of Amendment, dated February 24, 2017, to the Amended and Restated Deed of Adherence, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.86 to BGC Partners, Inc.’s Annual Report on Form 10-K filed with the SEC on February 28, 2017)

10.16†	Deed of Amendment, dated November 5, 2020, to the Amended and Restated Deed of Adherence, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.2 to BGC Partners, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020)

10.17†	Consultancy Agreement, dated February 24, 2017, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.87 to BGC Partners, Inc.’s Annual Report on Form 10-K filed with the SEC on February 28, 2017)

10.18†	Amendment, dated November 5, 2020, to the Consultancy Agreement, dated February 24, 2017, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.3 to BGC Partners, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020)

10.19†	Deed of Amendment, dated July 12, 2023, to the Amended and Restated Deed of Adherence, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.1 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on July 13, 2023)

10.20	Letter Agreement, dated as of August 24, 2015, among BGC Partners, Inc., BGC Partners, L.P. and GFI Group Inc., relating to shareholder litigation and the Tender Offer Agreement (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015)

10.21†	BGC Group, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to BGC Group, Inc.’s Current Report on Form 8-K12B filed with the SEC on July 3, 2023)

10.22†	BGC Group, Inc. Incentive Bonus Compensation Plan (incorporated by reference to Exhibit 10.2 to BGC Group, Inc.’s Current Report on Form 8-K12B filed with the SEC on July 3, 2023)

10.23	Amended and Restated Agreement of Limited Partnership of CF Real Estate Finance Holdings, L.P., dated as of September 8, 2017 (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on September 8, 2017)

10.24**	Second Amended and Restated Agreement of Limited Partnership of BGC Holdings, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.25	Amendment No. 1, dated November 8, 2018, to the Second Amended and Restated Agreement of Limited Partnership of BGC Holdings, L.P. (incorporated by reference to Exhibit 10.6 to BGC Partners, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2018)

10.26**	Second Amended and Restated Agreement of Limited Partnership of BGC Partners, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.4 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.27**	Second Amended and Restated Agreement of Limited Partnership of BGC Global Holdings, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.5 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

Exhibit Number	Exhibit Title

10.28	Second Amendment, dated as of March 10, 2023, to the Second Amended and Restated Agreement of Limited Partnership of BGC Holdings, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on March 14, 2023)

10.29	Tax Matters Agreement, dated as of December 13, 2017, by and among BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 10.8 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.30	Registration Rights Agreement, dated as of July 10, 2020, between BGC Partners, Inc. and the parties named therein (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on July 14, 2020)

10.31	Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on March 23, 2018)

10.32	Amendment, dated August 6, 2018, to the Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on August 7, 2018)

10.33	Amended and Restated Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.2 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on March 23, 2018)

10.34	Credit Agreement, dated as of November 28, 2018, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on November 30, 2018)

10.35	First Amendment, dated December 11, 2019, to the Credit Agreement, dated as of November 28, 2018, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on December 13, 2019)

10.36	Second Amendment, dated February 26, 2020, to the Credit Agreement, dated as of November 28, 2018, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as the Administrative Agent. (incorporated by reference to Exhibit 10.47 to BGC Partners, Inc.’s Annual Report on Form 10-K filed with the SEC on March 1, 2021)

10.37	Amended and Restated Credit Agreement, dated as of March 10, 2022, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on March 14, 2022)

10.38	First Amendment to Amended and Restated Credit Agreement, dated as of October 6, 2023, to the Amended and Restated Credit Agreement, dated as of March 10, 2022, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 6, 2023)

Exhibit Number	Exhibit Title

10.39	Assignment and Assumption Agreement, dated as of October 6, 2023, by and between BGC Group, Inc., as the New Borrower, and BGC Partners, Inc., as the Current Borrower, relating to the Amended and Restated Credit Agreement, dated as of March 10, 2022, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.2 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 6, 2023)

10.40	Assignment and Assumption Agreement, dated as of October 6, 2023, by and between BGC Group, Inc., BGC Partners, Inc., and Cantor Fitzgerald, L.P., relating to the Credit Agreement, dated as of March 19, 2018, as amended as of August 6, 2018, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.3 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 6, 2023)

10.41*	Support Agreement, dated as of November 15, 2022, by and among BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on November 16, 2022)

10.42	Second Amendment, dated as of March 8, 2024, to the Credit Agreement, dated as of November 30, 2018, as amended as of August 6, 2018 and as assumed by BGC Group, Inc. as of October 6, 2024, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2024)

21.1	List of subsidiaries of BGC Group, Inc. (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 29, 2024)

23.1	Consent of Ernst & Young LLP (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 29, 2024)

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 29, 2024)

97.1	BGC Group, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 29, 2024)

101	Interactive data file, formatted in Inline XBRL

104	The cover page from this Amendment No. 1 to Annual Report on Form 10-K, formatted in inline XBRL (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No.1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of April, 2024.

BGC Group, Inc.

By:	/s/ Howard W. Lutnick
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer