Form 10-Q
period 2024-03-31
BGC Group, Inc.
filed 2024-05-09
CIK 1094831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On May 7, 2024, the registrant had 383,896,745 shares of Class A common stock, $0.01 par value, and 109,452,953 shares of Class B common stock, $0.01 par value, outstanding.

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

August 2022 Sales Agreement
CEO Program sales agreement, by and between the Company and CF&Co, dated August 12, 2022, pursuant to which the Company could offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock

Aurel	The Company’s French subsidiary, Aurel BGC SAS

Berkeley Point	Berkeley Point Financial LLC, previously a wholly owned subsidiary of the Company acquired on September 8, 2017 and contributed to Newmark in the Separation

Besso	Besso Insurance Group Limited, formerly a wholly owned subsidiary of the Company, acquired on February 28, 2017. Sold to The Ardonagh Group on November 1, 2021 as part of the Insurance Business Disposition

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

BGC Credit Agreement
Agreement between BGC Partners and Cantor, dated March 19, 2018, that provides for each party or its subsidiaries to borrow up to $250.0 million, as amended on August 6, 2018, assumed by BGC Group on October 6, 2023, and further amended March 8, 2024, to increase the facility to $400.0 million at a rate equal to 25 basis points less than the applicable borrower’s borrowing rate under such borrower’s revolving credit agreement with unaffiliated third parties as administrative agent and lenders as may be in effect from time to time

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

BGC Partners 3.750% Senior Notes
$300.0 million principal amount of 3.750% senior notes maturing on October 1, 2024 and issued on September 27, 2019. Following the Exchange Offer on October 6, 2023, $44.5 million aggregate principal amount of the BGC Partners 3.750% Senior Notes remain outstanding

BGC Partners 4.375% Senior Notes
$300.0 million principal amount of 4.375% senior notes maturing on December 15, 2025 and issued on July 10, 2020. Following the Exchange Offer on October 6, 2023, $11.8 million aggregate principal amount of the BGC Partners 4.375% Senior Notes remain outstanding

BGC Partners 5.375% Senior Notes	$450.0 million principal amount of 5.375% senior notes which matured on July 24, 2023 and were issued on July 24, 2018

BGC Partners 8.000% Senior Notes
$350.0 million principal amount of 8.000% senior notes maturing on May 25, 2028 and issued on May 25, 2023. Following the Exchange Offer on October 6, 2023, $2.8 million aggregate principal amount of the BGC Partners 8.000% Senior Notes remain outstanding

BGC Partners Equity Plan	Eighth Amended and Restated Long Term Incentive Plan, approved by BGC Partners’ stockholders at the annual meeting of stockholders on November 22, 2021

BGC Partners Incentive Plan	BGC Partners’ Second Amended and Restated Incentive Bonus Compensation Plan, approved by BGC Partners’ stockholders at the annual meeting of stockholders on June 6, 2017

BGC Partners Notes	BGC Partners 3.750% Senior Notes, BGC Partners 4.375% Senior Notes, BGC Partners 5.375% Senior Notes and BGC Partners 8.000% Senior Notes issued by BGC Partners

TERM	DEFINITION
BGC U.S. OpCo	BGC Partners, L.P., an operating partnership, which holds the U.S. businesses of BGC and which is indirectly wholly owned, following the closing of the Corporate Conversion, by BGC Group

Board	Board of Directors of the Company

Brexit	Exit of the U.K. from the EU

Cantor	Cantor Fitzgerald, L.P. and, where applicable, its consolidated subsidiaries

Cantor group	Cantor and its subsidiaries other than BGC, including Newmark

Cantor units	Limited partnership interests, prior to the Corporate Conversion, of BGC Holdings, held by the Cantor group, which BGC Holdings units were exchangeable into shares of BGC Class A common stock or BGC Class B common stock, as applicable

CCRE	Cantor Commercial Real Estate Company, L.P.

CECL	Current Expected Credit Losses

CEO Program	Controlled equity offering program

CF&Co	Cantor Fitzgerald & Co., a wholly owned broker-dealer subsidiary of Cantor

CFGM	CF Group Management, Inc., the general partner of Cantor

CFTC	Commodity Futures Trading Commission

Charity Day	BGC’s annual event held on September 11th where employees of the Company raise proceeds for charity

CIO	Chief Information Officer

CISO	Chief Information Security Officer

Class B Issuance	Issuance by BGC Partners of 10,323,366 and 712,907 shares of BGC Class B common stock to Cantor and CFGM, respectively, in exchange for an aggregate of 11,036,273 shares of BGC Class A common stock under the Exchange Agreement, completed on November 23, 2018

CME	CME Group Inc., a leading derivatives marketplace, made up of four exchanges: CME, CBOT, NYMEX and COMEX

Company
Refers to (i) from after the effective time of the Corporate Conversion, BGC Group and its consolidated subsidiaries, including BGC Partners; and (ii) prior to the effective time of the Corporate Conversion, BGC Partners and its consolidated subsidiaries

Company Debt Securities	The BGC Group Notes, the BGC Partners Notes and any future debt securities issued by the Company or its subsidiaries

Company Equity Securities	BGC Group stock or other equity securities

Compensation Committee	Compensation Committee of the Board

ContiCap	ContiCap SA, a wholly owned subsidiary of the Company, acquired on November 1, 2023

Contribution Ratio	Equal to a BGC Holdings limited partnership interest multiplied by one, divided by 2.2 (or 0.4545)

Corporate Conversion	A series of mergers and related transactions pursuant to which, effective at 12:02 AM Eastern Time on July 1, 2023, BGC Partners and BGC Holdings became wholly owned subsidiaries of BGC Group, transforming the organizational structure of the BGC businesses from an “Up-C” structure to a simplified “Full C-Corporation” structure

TERM	DEFINITION
Corporate Conversion Agreement
The Corporate Conversion Agreement entered into on November 15, 2022, and as amended on March 29, 2023, by and among BGC Partners, BGC Holdings, BGC Group and other affiliated entities, and, solely for the purposes of certain provisions therein, Cantor, that provides for the Corporate Conversion of the BGC businesses

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

Exchange Ratio	Ratio by which a Newmark Holdings limited partnership interest can be exchanged for shares of Newmark Class A or Class B common stock

FASB	Financial Accounting Standards Board

FCA	Financial Conduct Authority of the U.K.

FCM	Futures Commission Merchant

FDIC	Federal Deposit Insurance Corporation

February 2012 distribution rights shares	Cantor’s deferred stock distribution rights provided to current and former Cantor partners on February 14, 2012

Fenics	BGC’s group of electronic brands, offering a number of market infrastructure and connectivity services, Fully Electronic marketplaces, and the Fully Electronic brokerage of certain products that also may trade via Voice and Hybrid execution, including market data and related information services, Fully Electronic brokerage, connectivity software, compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions; includes Fenics Growth Platforms and Fenics Markets

Fenics Growth Platforms	Consists of FMX UST, Fenics GO, Lucera, FMX FX and other newer standalone platforms

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

FMX
Fenics Markets Exchange, LLC, which holds BGC’s business of providing a fully electronic neutral forum in which all participants enter into electronic transactions with respect to U.S. treasuries, U.S. treasury futures, U.S. SOFR futures and other select products

FMX Equity Partners
Bank of America, Barclays, Citadel Securities, Citi, Goldman Sachs, J.P. Morgan, Jump Trading Group, Morgan Stanley, Tower Research Capital, and Wells Fargo, being the banks which contributed $172 million between April 23, 2024 and April 24, 2024 into FMX in exchange for a 25.75% ownership interest in FMX at a post-money equity valuation of $667 million. The FMX Equity Partners received an additional 10.3% of equity ownership subject to driving trading volumes and meeting certain volume targets across the FMX ecosystem

FMX Futures Exchange	FMX Futures Exchange, L.P., which is wholly owned by FMX, and received approval from the CFTC to operate an exchange for U.S. treasury futures and U.S. SOFR futures

FMX Separation
On April 23, 2024, BGC and FMX entered into a separation agreement pursuant to which BGC contributed the assets and liabilities related to FMX’s business to FMX, and pursuant to which BGC and FMX agreed to certain restrictions in the operations of their respective businesses

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

Futures Exchange Group
A wholly owned subsidiary of the Company made up of the following entities: CFLP CX Futures Exchange Holdings, LLC, CFLP CX Futures Exchange Holdings, L.P., CX Futures Exchange Holdings, LLC, CX Clearinghouse Holdings, LLC, FMX Futures Exchange and CX Clearinghouse, L.P.

FX	Foreign exchange

GDPR	General Data Protection Regulation

GFI	GFI Group Inc., a wholly owned subsidiary of the Company, acquired on January 12, 2016

GILTI	Global Intangible Low-Taxed Income

Ginga Petroleum	Ginga Petroleum (Singapore) Pte Ltd, a wholly owned subsidiary of the Company, acquired on March 12, 2019

GUI	Graphical User Interface

HDUs	LPUs with capital accounts, which are liability awards recorded in “Accrued compensation” in the Company’s Consolidated Statements of Financial Condition

Holdings Merger	The merger of Merger Sub 2 with and into Holdings Merger Sub

Holdings Reorganization Merger	The reorganization of BGC Holdings from a Delaware limited partnership into a Delaware limited liability company through a merger with and into Holdings Merger Sub

Holdings Merger Sub	BGC Holdings Merger Sub, LLC, a Delaware limited liability company, wholly owned subsidiary of the Company, and successor to BGC Holdings

Hybrid	Broking transactions executed by brokers and involving some element of Voice broking and electronic trading

ICAP	ICAP plc, a part of TP ICAP group, and a leading markets operator and provider of execution and information services

ICE	Intercontinental Exchange

Insurance brokerage business	The insurance brokerage business of BGC, including Corant, Ed Broking, Besso, Piiq Risk Partners, Junge, Cooper Gay, Global Underwriting and Epsilon, which business was sold to The Ardonagh Group on November 1, 2021

Insurance Business Disposition	The sale of the Insurance brokerage business for $534.9 million in gross cash proceeds after closing adjustments, subject to limited post-closing adjustments, completed on November 1, 2021

IR Act	Inflation Reduction Act of 2022

TERM	DEFINITION
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

LPUs	Certain limited partnership units, of BGC Holdings prior to the Corporate Conversion, or Newmark Holdings, held by certain employees of BGC and Newmark and other persons who have provided services to BGC or Newmark, which units may include APSIs, APSUs, AREUs, ARPSUs, HDUs, U.K. LPUs, N Units, PLPUs, PPSIs, PPSUs, PSEs, PSIs, PSUs, REUs, and RPUs, along with future types of limited partnership units in Newmark Holdings

LSEG	London Stock Exchange Group

Lucera	A wholly owned subsidiary of the Company, also known as “LFI Holdings, LLC” or “LFI,” which is a software defined network offering the trading community direct connectivity

March 2018 Form S-3 Registration Statement	CEO Program shelf Registration Statement on Form S-3 filed on March 9, 2018

March 2018 Sales Agreement	CEO Program sales agreement, by and between BGC Partners and CF&Co, dated March 9, 2018, pursuant to which BGC Partners could offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock, which agreement expired in September 2021

March 2021 Form S-3 Registration Statement	CEO Program shelf Registration Statement on Form S-3 filed on March 8, 2021

MarketAxess	MarketAxess Holdings Inc.

Merger Sub 1	BGC Partners II, Inc., a Delaware corporation and wholly owned subsidiary of BGC Group

Merger Sub 2	BGC Partners II, LLC, a Delaware limited liability company and wholly owned subsidiary of BGC Group

MEA	Middle East and Africa region

MiFID II	Markets in Financial Instruments Directive II, a legislative framework instituted by the EU to regulate financial markets and improve protections for investors by increasing transparency and standardizing regulatory disclosures

Mint Brokers	A wholly owned subsidiary of the Company, acquired on August 19, 2010, registered as an FCM with both the CFTC and the NFA

Nasdaq	Nasdaq, Inc., formerly known as NASDAQ OMX Group, Inc.

NDF	Non-deliverable forwards

Newmark	Newmark Group, Inc. (Nasdaq symbol: NMRK), a publicly traded and former majority-owned subsidiary of BGC Partners until the Distribution Date, and, where applicable, its consolidated subsidiaries

Newmark Class A common stock	Newmark Class A common stock, par value $0.01 per share

TERM	DEFINITION
Newmark Class B common stock	Newmark Class B common stock, par value $0.01 per share

Newmark Group	Newmark, Newmark Holdings, and Newmark OpCo and their respective consolidated subsidiaries, collectively

Newmark Holdings	Newmark Holdings, L.P.

Newmark IPO	Initial public offering of 23 million shares of Newmark Class A common stock by Newmark at a price of $14.00 per share in December 2017

Newmark OpCo	Newmark Partners, L.P., an operating partnership, which is owned jointly by Newmark and Newmark Holdings and holds the businesses of Newmark

NEX	NEX Group plc, an entity formed in December 2016, formerly known as ICAP and acquired by CME Group in November 2018

NFA	National Futures Association

Non-GAAP	A financial measure that differs from the most directly comparable measure calculated and presented in accordance with U.S. GAAP, such as Adjusted Earnings and Liquidity

N Units	Non-distributing partnership units, of BGC Holdings, prior to the Corporate Conversion, or Newmark Holdings, that may not be allocated any item of profit or loss, and may not be made exchangeable into shares of Class A common stock, including NREUs, NPREUs, NLPUs, NPLPUs, NPSUs, and NPPSUs

OCC	Options Clearing Corporation

Open Energy Group	Open Energy Group Inc., a wholly owned subsidiary of the Company, acquired on November 1, 2023

OTC	Over-the-counter

OTF	Organized Trading Facility, a regulated execution venue category introduced by MiFID II

Period Cost Method	Treatment of taxes associated with the GILTI provision as a current period expense when incurred rather than recording deferred taxes for basis differences

Poten & Partners	Poten & Partners Group, Inc., a wholly owned subsidiary of the Company, acquired on November 15, 2018

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
Preferred partnership units of BGC Holdings prior to the Corporate Conversion, or Newmark Holdings, such as PPSUs, which are settled for cash, rather than made exchangeable into shares of Class A common stock, are only entitled to a Preferred Distribution, and are not included in BGC’s or Newmark’s fully diluted share count

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

Revolving Credit Agreement
BGC Group’s unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, dated as of November 28, 2018 and most recently amended and restated on April 26, 2024. The Revolving Credit Agreement provides for a maximum revolving loan balance of $375.0 million bearing interest at either SOFR or a defined base rate plus additional margin, with the right to increase the maximum revolving loan balance up to $475 million, subject to certain conditions being met, and has a maturity date of April 26, 2027

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

TERM	DEFINITION
Successor	Referring to BGC Group as the parent company for the period following the Corporate Conversion

Tax Act	Tax Cuts and Jobs Act enacted on December 22, 2017

TDRs	Troubled Debt Restructurings

The Ardonagh Group	The Ardonagh Group Limited; the U.K.’s largest independent insurance broker and purchaser of BGC’s Insurance brokerage business completed on November 1, 2021

Tower Bridge	Tower Bridge International Services L.P., a subsidiary of the Company, which is 52%-owned by the Company and 48%-owned by Cantor

TP ICAP	TP ICAP plc, an entity formed in December 2016, formerly known as Tullett

Tradeweb	Tradeweb Markets, Inc.

Tradition	Compagnie Financière Tradition SA, a Swiss based inter-dealer broker

Trident	Trident Brokerage Service LLC, a wholly owned subsidiary of the Company, acquired on February 28, 2023

Tullett	Tullett Prebon plc, a part of TP ICAP group and an interdealer broker, primarily operating as an intermediary in the wholesale financial and energy sectors

U.K.	United Kingdom

U.K. Partnership	BGC Services (Holdings) LLP, a wholly owned subsidiary of the Company

U.S. GAAP or GAAP	Generally Accepted Accounting Principles in the United States of America

UBT	Unincorporated Business Tax

VIE	Variable Interest Entity

Voice	Voice-only broking transactions executed by brokers over the telephone

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
Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:
•macroeconomic and other challenges and uncertainties, including those resulting from the wars in Ukraine and Israel and other ongoing or new conflicts in the Middle East or other jurisdictions, downgrades of U.S. Treasuries, fluctuating global interest rates, inflation and the Federal Reserve’s responses thereto, including increasing interest rates, fluctuations in the value of global currencies, including the U.S. dollar, liquidity concerns regarding and changes in capital requirements for banking and financial institutions, changes in the U.S. and global economies and financial markets, including economic activity, employment levels, supply chain issues and market liquidity, and increasing energy costs, as well as the various actions taken in response to these challenges and uncertainties by governments, central banks and others, including consumers and corporate clients and customers, as well as potential changes in these factors as a result of the upcoming U.S. Presidential election;
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

•our relationships and transactions with Cantor and its affiliates, including CF&Co, and CCRE, our structure, the timing and impact of any actual or future changes to our organization or structure, including the Corporate Conversion, any related transactions, any challenges to our interpretation or application of complex tax laws to our structure, conflicts of interest or litigation, including with respect to executive compensation matters, any impact of Cantor’s results on our credit ratings and associated outlooks, any loans to or from us or Cantor, including the balances and interest rates thereof from time to time and any convertible or equity features of any such loans, CF&Co’s acting as our sales agent or underwriter under our CEO Program or other offerings, Cantor’s holdings of the Company’s Debt Securities, CF&Co’s acting as a market maker in the Company’s Debt Securities, CF&Co’s acting as our financial advisor in connection with potential acquisitions, dispositions, or other transactions, and our participation in various investments, stock loans or cash management vehicles placed by or recommended by CF&Co;
•the integration of acquired businesses and their operations and back office functions with our other businesses;
•the effect on our businesses of any extraordinary transactions, restructurings, or reorganizations, including potential dilution, taxes, costs, and other impacts;
•the rebranding of our current businesses or risks related to any potential dispositions of all or any portion of our existing or acquired businesses;
•pandemics and other international health emergencies, including the combined impact of COVID-19 with the flu and other novel or seasonal illnesses, and the impact of natural disasters or weather-related or similar events, including hurricanes and heat waves as well as power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services;
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
•the impact of U.S. government shutdowns, elections, political protests or unrest, boycotts, stalemates or other social and political developments, such as terrorist acts, acts of war or other violence, and potential changes in these factors as result of the upcoming U.S. Presidential election;
•the effect on our businesses, our clients, the markets in which we operate and the economy in general of changes in the U.S. and foreign tax and other laws, including changes in tax rates, interpretations of tax law, repatriation rules, and deductibility of interest, potential policy and regulatory changes in other countries, sequestrations, uncertainties regarding the debt ceiling and the federal budget, responses to rising global inflation rates, and other potential political policies;
•our dependence upon our key employees, our ability to build out successful succession plans, the impact of absence due to illness or leave of certain key executive officers or employees and our ability to attract, retain, motivate and integrate new employees, as well as the competing demands on the time of certain of our executive officers who also provide services to Cantor, Newmark and various other ventures and investments sponsored by Cantor and the impact of post termination covenants on awards previously granted to key employees and future awards or otherwise and the Federal Trade Commission’s recent ban on non-compete provisions, scheduled to go into effect in August 2024 but under legal challenge, which may impact our employment arrangements and awards;
•extensive regulation of our businesses and customers, the timing of regulatory approvals, changes in regulations relating to financial services companies and other industries, and risks relating to tax and compliance matters, including regulatory examinations, inspections, audits, investigations and enforcement actions, and any resulting costs, increased financial and capital requirements, enhanced oversight, remediation, fines, penalties, sanctions, and changes to or restrictions or limitations on specific activities, including potential delays in accessing markets, including due to our regulatory status and actions, operations, and compensatory arrangements, and growth opportunities, including acquisitions, hiring, and new businesses, products, or services;

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
The foregoing risks and uncertainties, as well as those risks and uncertainties set forth in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023, may cause actual results and events to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Quarterly Report on Form 10-Q with the SEC, and future results or events could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except per share data and numbers of shares)
(unaudited)

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$566,791	$655,641
Cash segregated under regulatory requirements	18,317	17,255
Financial instruments owned, at fair value	48,905	45,792
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	1,517,757	350,036
Accrued commissions and other receivables, net	348,228	305,793
Loans, forgivable loans and other receivables from employees and partners, net	396,107	367,805
Fixed assets, net	176,786	178,300
Investments	40,233	38,314
Goodwill	506,548	506,344
Other intangible assets, net	206,355	211,285
Receivables from related parties	5,254	2,717
Other assets	544,371	496,655
Total assets	$4,375,652	$3,175,937
Liabilities, Redeemable Partnership Interest, and Equity
Short-term borrowings from related parties	$275,000	$—
Accrued compensation	169,930	206,364
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	1,339,095	202,266
Payables to related parties	57,531	17,456
Accounts payable, accrued and other liabilities	664,264	668,189
Notes payable and other borrowings	944,961	1,183,506
Total liabilities	3,450,781	2,277,781
Commitments, contingencies and guarantees (Note 19)
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 410,319,749 and 403,574,835 shares issued at March 31, 2024 and December 31, 2023, respectively; and 385,134,879 and 390,094,988 shares outstanding at March 31, 2024 and December 31, 2023, respectively	4,103	4,036
Class B common stock, par value $0.01 per share; 300,000,000 shares authorized; 109,452,953 and 109,452,953 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively, convertible into Class A common stock	1,095	1,095
Additional paid-in capital	2,162,454	2,105,130
Treasury stock, at cost: 25,184,870 and 13,479,847 shares of Class A common stock at March 31, 2024 and December 31, 2023, respectively	(137,455)	(67,414)
Retained deficit	(1,074,819)	(1,119,182)
Accumulated other comprehensive income (loss)	(43,270)	(38,582)
Total stockholders’ equity	912,108	885,083
Noncontrolling interest in subsidiaries	12,763	13,073
Total equity	924,871	898,156
Total liabilities, redeemable partnership interest, and equity	$4,375,652	$3,175,937
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Commissions	$415,172	$377,288
Principal transactions	112,849	114,929
Fees from related parties	4,421	3,957
Data, network and post-trade	30,903	27,122
Interest and dividend income	9,764	5,315
Other revenues	5,505	4,256
Total revenues	578,614	532,867
Expenses:
Compensation and employee benefits	290,842	267,214
Equity-based compensation and allocations of net income to limited partnership units and FPUs	96,081	81,373
Total compensation and employee benefits	386,923	348,587
Occupancy and equipment	40,806	41,165
Fees to related parties	7,215	8,440
Professional and consulting fees	14,259	15,701
Communications	30,008	27,939
Selling and promotion	16,771	14,616
Commissions and floor brokerage	17,392	15,265
Interest expense	20,136	15,742
Other expenses	14,558	12,508
Total expenses	548,068	499,963
Other income (losses), net:
Gains (losses) on equity method investments	1,790	2,062
Other income (loss)	38,762	(1,735)
Total other income (losses), net	40,552	327
Income (loss) from operations before income taxes	71,098	33,231
Provision (benefit) for income taxes	22,057	12,061
Consolidated net income (loss)	$49,041	$21,170
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	(169)	2,192
Net income (loss) available to common stockholders	$49,210	$18,978
Per share data (Note 6):
Basic earnings (loss) per share
Net income (loss) attributable to common stockholders	$46,378	$18,978
Basic earnings (loss) per share	$0.10	$0.05
Basic weighted-average shares of common stock outstanding	470,517	375,220
Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$46,417	$24,155
Fully diluted earnings (loss) per share	$0.10	$0.05
Fully diluted weighted-average shares of common stock outstanding	477,973	501,067
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Consolidated net income (loss)	$49,041	$21,170
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4,829)	2,268
Comprehensive income (loss)	44,212	23,438
Less: Comprehensive income (loss) attributable to noncontrolling interest in subsidiaries, net of tax	(310)	2,551
Comprehensive income (loss) attributable to common stockholders	$44,522	$20,887
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$49,041	$21,170
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Fixed asset depreciation and intangible asset amortization	20,636	19,059
Employee loan amortization and reserves on employee loans	14,768	13,900
Equity-based compensation and allocations of net income to limited partnership units and FPUs	96,081	81,373
Deferred compensation expense	16	11
Losses (gains) on equity method investments	(1,802)	(2,062)
Unrealized/realized losses (gains) on financial instruments owned, at fair value and other investments	(36,963)	1,325
Amortization of discount (premium) on notes payable	791	855
Impairment of fixed assets, intangible assets and investments	209	1,770
Deferred tax provision (benefit)	(602)	1,128
Change in estimated acquisition earn-out payables	(159)	674
Forfeitures of Class A common stock	(786)	(49)
Consolidated net income (loss), adjusted for non-cash and non-operating items	141,230	139,154
Decrease (increase) in operating assets:
Financial instruments owned, at fair value	(3,524)	(1,563)
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(1,169,259)	(1,291,324)
Accrued commissions receivable, net	(43,178)	(36,347)
Loans, forgivable loans and other receivables from employees and partners, net	(31,357)	(44,604)
Receivables from related parties	(2,226)	(2,617)
Other assets	(14,244)	(2,091)
Increase (decrease) in operating liabilities:
Accrued compensation	(37,343)	(5,297)
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	1,136,863	1,270,560
Payables to related parties	40,075	(7,220)
Accounts payable, accrued and other liabilities	11,055	5,836
Net cash provided by (used in) operating activities	$28,092	$24,487
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(3,230)	$(2,327)
Capitalization of software development costs	(11,987)	(12,210)
Proceeds from equity method investments	—	1,828
Payments for acquisitions, net of cash acquired	—	(26,177)
Purchase of investment carried under measurement alternative	(3,699)	—
Purchase of other assets	(243)	(110)
Net cash provided by (used in) investing activities	$(19,159)	$(38,996)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt and collateralized borrowings	$(240,000)	$(61,621)
Issuance of long-term debt and collateralized borrowings, net of deferred issuance costs	—	135,000
Issuance of short-term borrowings from related parties	275,000	—
Earnings distributions to limited partnership interests and other noncontrolling interests	(7,805)	(14,263)
Redemption and repurchase of equity awards	(48,366)	(34,454)
Dividends to stockholders	(4,847)	(3,739)
Repurchase of Class A common stock	(68,624)	(4,208)
Net cash provided by (used in) financing activities	$(94,642)	$16,715
Effect of exchange rate changes on Cash and cash equivalents and Cash segregated under regulatory requirements	(2,079)	5,704
Net increase (decrease) in Cash and cash equivalents, and Cash segregated under regulatory requirements	(87,788)	7,910
Cash and cash equivalents and Cash segregated under regulatory requirements at beginning of period	672,896	502,010
Cash and cash equivalents and Cash segregated under regulatory requirements at end of period	$585,108	$509,920
Supplemental cash information:
Cash paid during the period for taxes	$17,333	$9,593
Cash paid during the period for interest	5,697	14,615
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$—	$31,179
Issuance of Class A common stock upon exchange of contingent share obligations	3,647	—
Issuance of Class A and contingent Class A common stock and limited partnership interests for acquisitions	3,163	2,761
ROU assets and liabilities	1,283	1,625
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2024
(in thousands, except share and per share amounts)
(unaudited)

	BGC Group, Inc. Stockholders						Noncontrolling Interest in Subsidiaries	Total
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2024	$4,036	$1,095	$2,105,130	$(67,414)	$(1,119,182)	$(38,582)	$13,073	$898,156
Consolidated net income (loss)	—	—	—	—	49,210	—	(169)	49,041
Other comprehensive income (loss), net of tax	—	—		—	—	(4,688)	(141)	(4,829)
Equity-based compensation, 4,977,409 shares	62	—	53,527	(12)	—	—	—	53,577
Dividends to common stockholders and participating RSU holders	—	—	—	—	(4,847)	—	—	(4,847)
Issuance of Class A common stock (net of costs), 46,674 shares	—	—	(299)	—	—	—	—	(299)
Repurchase of Class A common stock, 9,820,280 shares	—	—	—	(68,609)	—	—	—	(68,609)
Forfeiture of Class A common stock, 636,167 shares	—	—	635	(1,420)	—	—	—	(785)
Contributions of capital to and from Cantor for equity-based compensation	—	—	301	—	—	—	—	301
Issuance of Class A common stock and RSUs for acquisitions, 472,255 shares	5	—	3,158	—	—	—	—	3,163
Other	—	—	2	—	—	—	—	2
Balance, March 31, 2024	$4,103	$1,095	$2,162,454	$(137,455)	$(1,074,819)	$(43,270)	$12,763	$924,871

	For the three months ended March 31,
	2024	2023
Dividends declared per share of common stock	$0.01	$0.01
Dividends declared and paid per share of common stock	$0.01	$0.01
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2023
(in thousands, except share and per share amounts)
(unaudited)

	BGC Group, Inc. Stockholders						Noncontrolling Interest in Subsidiaries	Total
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2023	$4,719	$459	$2,559,418	$(711,454)	$(1,138,066)	$(45,431)	$63,563	$733,208
Consolidated net income (loss)	—	—	—	—	18,978	—	2,192	21,170
Other comprehensive income (loss), net of tax	—	—	—	—	—	1,909	359	2,268
Equity-based compensation, 2,096,003 shares	21	—	5,374	—	—	—	1,665	7,060
Dividends to common stockholders and participating RSU holders	—	—	—	—	(3,739)	—	—	(3,739)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(6,453)	(6,453)
Grant of exchangeability and redemption of limited partnership interests, issuance of 13,144,521 shares	131	—	36,694	—	—	—	11,724	48,549
Issuance of Class A common stock (net of costs), 13,303 shares	—	—	186	—	—	—	10	196
Redemption of FPUs, 22,914 units	—	—	—	—	—	—	(66)	(66)
Repurchase of Class A common stock, 845,890 shares	—	—	—	(3,575)	—	—	(633)	(4,208)
Forfeiture of Class A common stock, 49,201 shares	—	—	10	(52)	—	—	(7)	(49)
Contributions of capital to and from Cantor for equity-based compensation	—	—	271	—	—	—	84	355
Grant of exchangeability, redemption of limited partnership interests and issuance of Class A common stock and RSUs for acquisitions, 658,246 shares	7	—	2,340	—	—	—	414	2,761
Other	—	—	(34)	—	—	—	—	(34)
Balance, March 31, 2023	$4,878	$459	$2,604,259	$(715,081)	$(1,122,827)	$(43,522)	$72,852	$801,018

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
BGC is a leading global marketplace, data, and financial technology services company for a broad range of products, including fixed income, foreign exchange, energy, commodities, shipping, and equities.
BGC, through its affiliates, specializes in the trade execution of a broad range of products, including fixed income securities such as government bonds, corporate bonds, and other debt instruments, as well as related interest rate derivatives and credit derivatives. Additionally, the Company provides brokerage services across FX, Equities, Energy, Commodities, and Shipping, and Futures and Options. The Company’s business also provides connectivity and network solutions, clearing, market data and network connectivity products, trade compression and other post-trade services, market data and related information services and other back-office services to a broad assortment of financial and non-financial institutions.
BGC’s integrated platform is designed to provide flexibility to customers with regard to price discovery, trade execution and transaction processing, as well as accessing liquidity through our platforms, for transactions executed either OTC or through an exchange. Through the Company’s electronic brands, BGC Group offers several trade execution, market infrastructure and connectivity services, as well as post-trade services.
The Company’s clients include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, and investment firms. BGC is a global operation with offices across all major geographies, including New York and London, as well as in Bahrain, Beijing, Bogota, Brisbane, Cape Town, Chicago, Copenhagen, Dubai, Dublin, Frankfurt, Geneva, Hong Kong, Houston, Johannesburg, Madrid, Manila, Melbourne, Mexico City, Miami, Milan, Monaco, Nyon, Paris, Perth, Rio de Janeiro, Santiago, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tel Aviv, Tokyo, Toronto, and Zurich.
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
In connection with the Corporate Conversion on July 1, 2023, BGC Group amended and restated its certificate of incorporation to reflect an increase in the authorized shares of BGC Group Class A common stock to 1,500,000,000; an increase in the authorized shares of BGC Group Class B common stock to 300,000,000; and a provision providing for exculpation to officers of BGC Group pursuant to Section 102(b)(7) of the DGCL. Additionally, BGC Group amended and restated its bylaws to adopt a provision providing that Delaware courts shall be the exclusive forum for certain matters.
Basis of Presentation
The Company’s unaudited Condensed Consolidated Financial Statements and Notes to the unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC and in conformity with U.S. GAAP. Accordingly, they do not include all information and footnotes required by U.S. GAAP for annual financial statements and, as such, the information in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The Company’s unaudited Condensed Consolidated Financial Statements include the Company’s accounts and all subsidiaries in which the Company has a controlling interest. Intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.
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
During the first quarter of 2024, the Company changed the name of the brokerage product line formerly labeled as “Energy and Commodities” to “Energy, Commodities, and Shipping” to better reflect the integrated operations of these businesses. The change did not result in any classification of revenues and had no impact on the Company’s Total brokerage revenues. See Note 22—“Segment, Geographic and Product Information.”
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
In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Debt Restructurings Disclosure of Supplier Finance Program Obligations. The guidance requires entities to disclose the key terms of supplier finance programs they use in connection with the purchase of goods and services along with information about their obligations under these programs, including a rollforward of those obligations. BGC adopted the standard on the required effective date beginning on January 1, 2023, except for the rollforward requirement, which became effective for the Company beginning on January 1, 2024. The guidance was adopted using a retrospective application to all periods in which a balance sheet is presented, and the rollforward disclosure requirement, will be applied prospectively. The adoption of the guidance that was effective beginning January 1, 2023 did not have a material impact on the Company’s unaudited Condensed Consolidated Financial Statements. The rollforward disclosure requirement did not have a material impact on the Company’s unaudited Condensed Consolidated Financial Statements.

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
In March 2024, the FASB issued ASU No. 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The standard is intended to reduce the complexity in determining whether profits interests and similar awards are in the scope of ASC 718 and to reduce diversity in practice. The new guidance applies to all reporting entities that grant profits interest awards or similar awards to employees or nonemployees in exchange for goods or services. The ASU adds an example to ASC 718 that illustrates how to apply the scope guidance to determine whether a profits interest award should be accounted for as a share-based payment arrangement under ASC 718 or another accounting standard. The new guidance will become effective for the Company beginning on January 1, 2025, can be applied either retrospectively to all periods presented or prospectively to profits interest awards granted or modified on or after the adoption date, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s unaudited Condensed Consolidated Financial Statements.
In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. The Conceptual Framework establishes concepts that the Board considers in developing standards. The ASU was issued to remove references to the Conceptual Framework in the Codification. The FASB noted that references to the Concepts Statements in the Codification could have implied that the Concepts Statements are authoritative. Also, some of the references removed were to Concepts Statements that are superseded. The new guidance will become effective for the Company beginning on January 1, 2025, can be applied either retrospectively to all periods presented or prospectively to all new transactions recognized on or after the adoption date, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s unaudited Condensed Consolidated Financial Statements.

SEC Rule on Climate-Related Disclosures
The SEC recently adopted the final rules, The Enhancement and Standardization of Climate-Related Disclosures for Investors that will require registrants to provide climate-related disclosures in a note to the audited financial statements. The disclosures will include certain effects of severe weather events and other natural conditions, including the aggregate amounts and where in the financial statements they are presented. If carbon offsets or renewable energy credits or certificates (RECs) are deemed a material component of the registrant’s plans to achieve its disclosed climate-related targets, registrants will be required to disclose information about the offsets and RECs. Registrants will also be required to disclose whether and how (1) exposures to risks and uncertainties associated with, or known impacts from, severe weather events and other natural conditions and (2) any disclosed climate-related targets or transition plans materially impacted the estimates and assumptions used in preparing the financial statements. Finally, registrants will be required to disclose additional contextual information about the above disclosures, including how each financial statement effect was derived and the accounting policy decisions made to calculate the effects, for the most recently completed fiscal year and, if previously disclosed or required to be disclosed, for the historical fiscal year for which audited consolidated financial statements are included in the filing. Subsequent to the issuance, the SEC has released an order staying the final rules pending judicial review of all of the petitions challenging the rules. Absent the stay, the rules would have been effective for the Company on May 28, 2024 and phased in starting in 2025. Management is currently monitoring the developments pertaining to the final rules and any resulting potential impacts on the Company’s unaudited Condensed Consolidated Financial Statements.
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
As a result of the Separation, limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time who held a BGC Holdings limited partnership interest received a corresponding Newmark Holdings limited partnership interest, determined by the Contribution Ratio, which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2, divided by the Exchange Ratio. Initially, the Exchange Ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the Exchange Ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. The Exchange Ratio as of March 31, 2024 equaled 0.9255.
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
3.    Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, see Note 3—“Summary of Significant Accounting Policies,” in its consolidated financial statements included in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2023. During the three months ended March 31, 2024, there were no significant changes made to the Company’s significant accounting policies.
4.    Acquisitions
There were no acquisitions completed by the Company during the three months ended March 31, 2024.
Trident
On February 28, 2023 the Company completed the acquisition of Trident, primarily operating as a commodity brokerage and research company, offering OTC and exchange traded energy and environmental products.

ContiCap
On November 1, 2023 the Company completed the acquisition of ContiCap, an independent financial product intermediary specializing in emerging markets.
Open Energy Group
On November 1, 2023 the Company completed the acquisition of Open Energy Group, a technology-driven marketplace and brokerage for renewable energy asset sales and project finance.
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
Except where otherwise noted, the results of operations of the Company’s acquisitions have been included in the Company’s unaudited Condensed Consolidated Financial Statements subsequent to the date of acquisition. The Company has made a preliminary allocation of the consideration to the assets acquired and liabilities assumed for ContiCap and Open Energy Group as of the acquisition dates, and expects to finalize its analysis with respect to the acquisitions within the first year after the completion of the transactions. Therefore, adjustments to the preliminary allocation may occur.
5.     Divestitures
The Company had no divestitures or sale of investments during both the three months ended March 31, 2024 and 2023.
6.    Earnings Per Share
Basic Earnings Per Share:
The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Basic earnings (loss) per share:
Net income (loss) available to common stockholders	$49,210	$18,978
Less: Dividends declared and allocation of undistributed earnings to participating securities	(2,832)	—
Net income (loss) attributable to common stockholders	$46,378	$18,978

Basic weighted-average shares of common stock outstanding	470,517	375,220
Basic earnings (loss) per share	$0.10	$0.05

Fully Diluted Earnings Per Share:
The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Fully diluted earnings (loss) per share:
Net income (loss) attributable to common stockholders	$46,378	$18,978
Add back: Allocations of net income (loss) to limited partnership interests, net of tax	—	5,177
Add back: Allocations of undistributed earnings to participating securities	2,627	—
Less: Reallocation of undistributed earnings to participating securities	(2,588)	—
Net income (loss) for fully diluted shares	$46,417	$24,155
Weighted-average shares:
Common stock outstanding	470,517	375,220
Partnership units¹	—	120,451
Non-participating RSUs	—	4,008
Other[2]	7,456	1,388
Fully diluted weighted-average shares of common stock outstanding	477,973	501,067
Fully diluted earnings (loss) per share	$0.10	$0.05
____________________________
1Partnership units collectively include FPUs, LPUs, and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for more information).
2Primarily consists of other contracts to issue shares of BGC common stock.
For the three months ended March 31, 2024 and 2023, 17.0 million and an immaterial amount, respectively, of potentially dilutive securities were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended March 31, 2024 included 14.4 million participating RSUs and 2.6 million participating restricted stock awards.
As of March 31, 2024, approximately 60.2 million shares of contingent shares of BGC Class A common stock, non-participating RSUs and non-participating restricted stock awards were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the period. As of March 31, 2023, approximately 45.7 million of contingent shares of BGC Class A common stock, N units, RSUs, and LPUs were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the period.
Contingent shares excluded from the calculation of EPS included: shares promised in connection with acquisition earnout consideration whereby the acquired entity or entities are required to achieve a stated performance target defined in their respective acquisition agreements; other contingent share obligations which include agreements with terminated employees to deliver shares BGC Class A common stock over a set period of time post-termination in accordance with their respective partnership separation agreements; and non-participating RSUs and non-participating restricted stock awards which contain service conditions and/or performance conditions which have not been met during the period. When the service condition and/or performance condition has been met in the period, the securities are included in diluted EPS on the first day of the quarter in which the contingency was met.

7.    Stock Transactions and Unit Redemptions
Class A Common Stock
Changes in shares of BGC Class A common stock outstanding were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Shares outstanding at beginning of period	390,095	325,858
Share issuances:
Redemptions/exchanges of limited partnership interests and contingent share obligations¹	364	13,145
Vesting of RSUs	3,710	2,096
Acquisitions	472	658
Other issuances of BGC Class A common stock	2,379	13
Restricted stock forfeitures	(636)	(49)
Treasury stock repurchases	(11,250)	(846)
Shares outstanding at end of period[2]	385,134	340,875
____________________________
1Contingent share obligations include shares of BGC Class A common stock issued to terminated employees per their respective separation agreements. Included in redemptions/exchanges of limited partnership interests and contingent share obligations for the three months ended March 31, 2024 and 2023 are 0.4 million shares of BGC Class A common stock granted in connection with 0.4 million contingent share obligations, and 6.9 million shares of BGC Class A common stock granted in connection with the cancellation of 7.3 million LPUs, respectively. Because LPUs are included in the Company’s fully diluted share count, if dilutive, redemptions/exchanges in connection with the issuance of BGC Class A common stock would not impact the fully diluted number of shares outstanding.
2Shares outstanding at end of the period, March 31, 2024, includes 20.4 million shares of certain restricted stock awards that do not receive dividends until their respective vesting and contingent conditions are met. These restricted stock awards do have voting rights.
Class B Common Stock
The Company did not issue any shares of BGC Class B common stock during the three months ended March 31, 2024 and 2023. There were 109.5 million shares of BGC Class B common stock outstanding as of both March 31, 2024 and December 31, 2023. As of March 31, 2023 there were 45.9 million shares of BGC Class B common stock outstanding.
CEO Program
On March 8, 2021, the Company filed a new CEO Program Shelf Registration Statement on Form S-3 with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock from time to time on a delayed or continuous basis. On July 8, 2022, the Company filed an amendment to the March 2021 Form S-3 Registration Statement. On August 3, 2022, the March 2021 Form S-3 Registration Statement was declared effective by the SEC, and the Company entered into the August 2022 Sales Agreement on August 12, 2022. The Company did not sell any shares under the August 2022 Sales Agreement. On July 3, 2023, in connection with the Corporate Conversion, BGC Group filed a post-effective amendment to the March 2021 Form S-3 Registration Statement, pursuant to which it adopted the March 2021 Form S-3 Registration Statement as its own registration statement. Also on July 3, 2023, BGC Group assumed the August 2022 Sales Agreement, as amended and restated to replace references to BGC Partners with references to BGC Group and to make other ministerial changes. BGC Group may sell up to an aggregate of $300.0 million of shares of BGC Class A common stock pursuant to the terms of the July 2023 Sales Agreement. Under the July 2023 Sales Agreement, the Company agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. As of March 31, 2024, the Company had not sold any shares of BGC Class A common stock or paid any commission to CF&Co under the July 2023 Sales Agreement. For additional information on the Company’s CEO Program sales agreements, see Note 13—“Related Party Transactions.”
Unit Redemptions and Share Repurchase Program
The Company’s Board and Audit Committee have authorized repurchases of BGC Class A common stock and redemptions of limited partnership interests or other equity interests in the Company’s subsidiaries. On November 4, 2022, the Board and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $400.0 million, which could have included purchases from Cantor, its partners or employees or other affiliated persons or entities. On July 1, 2023, the BGC Group Board and Audit Committee approved BGC Group’s share repurchase authorization in an amount up to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of March 31, 2024, the Company had $264.6 million remaining from its share repurchase authorization. From time to time, the Company may actively continue to repurchase shares.
The tables below represent the units redeemed and/or the shares repurchased for cash or withheld to satisfy tax liabilities due upon the vesting of restricted stock and do not include units redeemed/cancelled in connection with the grant of shares of BGC Class A common stock nor the limited partnership interests exchanged for shares of BGC Class A common stock. The share repurchases of BGC Class A common stock during the three months ended March 31, 2024 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Shares Repurchased	Weighted-Average Price Paid per Share	Approximate Dollar Value of Shares That Could Be Repurchased Under the Program at March 31, 2024
Repurchases[1,2]
January 1, 2024—January 31, 2024	3,609	$6.95
February 1, 2024—February 29, 2024	6,586	7.02
March 1, 2024—March 31, 2024	1,055	8.23
Total Repurchases	11,250	$7.11	$264,565
___________________________
1During the three months ended March 31, 2024, the Company repurchased 11.2 million shares of BGC Class A common stock at an aggregate price of $80.0 million for a weighted-average price of $7.11 per share. These repurchases includes 1.4 million restricted shares vested but withheld described in the following footnote.
2Includes an aggregate of 1.4 million shares withheld to satisfy tax liabilities due upon the vesting of restricted stock. The average price paid per share for such share withholdings is based on the closing price per share on the vesting date of the restricted stock or, if such date is not a trading day, the trading day immediately prior to such vesting date. The fair value of restricted shares vested, withheld to satisfy tax liabilities was $11.4 million at a weighted-average price of $7.99 per share.
The gross unit redemptions and share repurchases of BGC Class A common stock during the three months ended March 31, 2023 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted-Average Price Paid per Unit or Share	Approximate Dollar Value of Shares That Could Be Redeemed/ Purchased Under the Program at March 31, 2023
Redemptions[1]
January 1, 2023—March 31, 2023	23	$3.90
Total Redemptions	23	$3.90
Repurchases[2]
January 1, 2023—January 31, 2023	—	$—
February 1, 2023—February 28, 2023	—	—
March 1, 2023—March 31, 2023	846	4.97
Total Repurchases	846	$4.97
Total Redemptions and Repurchases	869	$4.95	$372,115
____________________________
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
2During the three months ended March 31, 2023, the Company repurchased 0.8 million shares of BGC Class A common stock at an aggregate price of $4.2 million for a weighted average price of $4.97 per share.

Redeemable Partnership Interest
The changes in the carrying amount of FPUs were as follows (in thousands):

Three Months Ended March 31, 2023
Balance at beginning of period	$15,519
Consolidated net income allocated to FPUs	236
FPUs exchanged	(309)
FPUs redeemed	(23)
Balance at end of period	$15,423
As a result of the Corporate Conversion, there were no redeemable partnership interests outstanding as of March 31, 2024.
8.    Financial Instruments Owned, at Fair Value
Financial instruments owned, at fair value primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total Financial instruments owned, at fair value were $48.9 million and $45.8 million as of March 31, 2024 and December 31, 2023, respectively. For additional information, see Note 12—“Fair Value of Financial Assets and Liabilities.”
These instruments are measured at fair value, with any changes in fair value recognized in earnings in the Company’s unaudited Condensed Consolidated Statements of Operations. The Company recognized unrealized net gains of nil for the three months ended March 31, 2024 and 2023, respectively, related to the mark-to-market adjustments on such instruments.
9.    Collateralized Transactions
Repurchase Agreements
Securities sold under Repurchase Agreements are accounted for as collateralized financing transactions and are recorded at the contractual amount for which the securities will be repurchased, including accrued interest. As of both March 31, 2024, and December 31, 2023, the Company had no Repurchase Agreements.
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
As of both March 31, 2024 and December 31, 2023, the Company had no Reverse Repurchase Agreements.
10.    Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers
Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts (see Note 11—“Derivatives”). As of March 31, 2024 and December 31, 2023, Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers[1]:
Contract values of fails to deliver	$1,343,289	$182,094
Receivables from clearing organizations	136,769	135,789
Other receivables from broker-dealers and customers	27,421	28,546
Net pending trades	5,289	—
Open derivative contracts	4,989	3,607
Total	$1,517,757	$350,036
Payables to broker-dealers, clearing organizations, customers and related broker-dealers[1]:
Contract values of fails to receive	$1,220,390	$172,231
Payables to clearing organizations	100,007	10,846
Other payables to broker-dealers and customers	15,613	13,357
Net pending trades	—	76
Open derivative contracts	3,085	5,756
Total	$1,339,095	$202,266
____________________________
1Includes receivables and payables with Cantor. See Note 13—“Related Party Transactions” for additional information.
Substantially all open fails to deliver, open fails to receive and pending trade transactions as of March 31, 2024 have subsequently settled at the contracted amounts.
11.    Derivatives
In the normal course of operations, the Company enters into derivative contracts to facilitate client transactions, hedge principal positions and facilitate hedging activities of affiliated companies. These derivative contracts primarily consist of FX swaps, FX/commodities options, futures and forwards.
The fair value of derivative contracts, presented in accordance with the Company’s netting policy, is set forth below (in thousands):

	March 31, 2024			December 31, 2023
Derivative contract	Assets	Liabilities	Notional Amounts[1]	Assets	Liabilities	Notional Amounts[1]
FX swaps	$4,067	$2,408	$946,438	$2,674	$5,119	$545,669
Forwards	831	616	201,420	805	609	310,880
Interest rate swaps	91	—	14,023,833	128	—	34,272,592
Futures	—	61	6,930,238	—	28	6,703,624
Total	$4,989	$3,085	$22,101,929	$3,607	$5,756	$41,832,765

1Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of the Company’s derivative activity, and do not represent anticipated losses.
Certain of the Company’s FX swaps are with Cantor. See Note 13—“Related Party Transactions,” for additional information related to these transactions.
The replacement costs of contracts in a gain position were $5.0 million and $3.6 million, as of March 31, 2024 and December 31, 2023, respectively.

The following tables present information about the offsetting of derivative instruments (in thousands):

	March 31, 2024
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition[1]
Assets
FX swaps	$4,663	$(596)	$4,067
Forwards	861	(30)	831
Interest rate swaps	9,359	(9,268)	91
Futures	69,555	(69,555)	—
Total derivative assets	$84,438	$(79,449)	$4,989
Liabilities
FX swaps	$3,004	$(596)	$2,408
Forwards	646	(30)	616
Futures	69,616	(69,555)	61
Interest rate swaps	9,268	$(9,268)	—
Total derivative liabilities	$82,534	$(79,449)	$3,085

	December 31, 2023
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition[1]
Assets
FX swaps	$3,467	$(793)	$2,674
Forwards	855	(50)	805
Interest rate swaps	12,310	(12,182)	128
Futures	62,693	(62,693)	—
Total derivative assets	$79,325	$(75,718)	$3,607
Liabilities
FX swaps	$5,912	$(793)	$5,119
Forwards	659	(50)	609
Futures	62,721	(62,693)	28
Interest rate swaps	12,182	(12,182)	—
Total derivative liabilities	$81,474	$(75,718)	$5,756

1There were no additional balances in gross amounts not offset as of either March 31, 2024 or December 31, 2023.
The change in fair value of derivative contracts is reported as part of “Principal transactions” in the Company’s unaudited Condensed Consolidated Statements of Operations.
The table below summarizes gains and (losses) on derivative contracts (in thousands):

	Three Months Ended March 31,
Derivative contract	2024	2023
Futures	$3,806	$3,421
Interest rate swaps	2,096	28
FX swaps	498	770
FX/commodities options	47	41
Gains	$6,447	$4,260

12.    Fair Value of Financial Assets and Liabilities
Fair Value Measurements on a Recurring Basis
The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	Assets at Fair Value at March 31, 2024
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Financial instruments owned, at fair value—Domestic government debt	$31,388	$—	$—	$—	$31,388
Financial instruments owned, at fair value—Foreign government debt	—	16,343	—	—	16,343
Financial instruments owned, at fair value—Equities	780	—	—	—	780
Financial instruments owned, at fair value—Corporate bonds	—	394	—	—	394
FX swaps	—	4,663	—	(596)	4,067
Forwards	—	861	—	(30)	831
Interest rate swaps	—	9,359	—	(9,268)	91
Futures	69,555	—	—	(69,555)	—
Total	$101,723	$31,620	$—	$(79,449)	$53,894

	Liabilities at Fair Value at March 31, 2024
	Level 1	Level 2	Level 3	Netting and Collateral	Total
FX swaps	$—	$3,004	$—	$(596)	$2,408
Forwards	—	646	—	(30)	616
Futures	69,616	—	—	(69,555)	61
Interest rate swaps	—	9,268	—	(9,268)	—
Contingent consideration	—	—	9,727	—	9,727
Total	$69,616	$12,918	$9,727	$(79,449)	$12,812

	Assets at Fair Value at December 31, 2023
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Financial instruments owned, at fair value—Domestic government debt	$31,141	$—	$—	$—	$31,141
Financial instruments owned, at fair value—Foreign government debt	—	14,164	—	—	14,164
Financial instruments owned, at fair value—Equities	487	—	—	—	487
FX swaps	—	3,467	—	(793)	2,674
Forwards	—	855	—	(50)	805
Interest rate swaps	—	12,310		(12,182)	128
Futures	—	62,693	—	(62,693)	—
Total	$31,628	$93,489	$—	$(75,718)	$49,399

	Liabilities at Fair Value at December 31, 2023
	Level 1	Level 2	Level 3	Netting and Collateral	Total
FX swaps	$—	$5,912	$—	$(793)	$5,119
Futures	—	62,721	—	(62,693)	28
Forwards	—	659	—	(50)	609
Interest rate swaps	—	12,182	—	(12,182)	—
Contingent consideration	—	—	11,929	—	11,929
Total	$—	$81,474	$11,929	$(75,718)	$17,685
Level 3 Financial Liabilities
Changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2024 were as follows (in thousands):

							Unrealized (gains) losses for the period included in:
	Opening Balance at January 1, 2024	Total realized and unrealized (gains) losses included in Net income (loss)¹	Unrealized (gains) losses included in Other comprehensive income (loss)²	Purchases/ Issuances[3]	Sales/ Settlements	Closing Balance at March 31, 2024	Net (income) loss on Level 3 Assets/Liabilities Outstanding at March 31, 2024	Other comprehensive income (loss) on Level 3 Assets/Liabilities Outstanding at March 31, 2024
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$11,929	$(159)	$—	$—	$(2,043)	$9,727	$(159)	$—
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

Quantitative Information About Level 3 Fair Value Measurements on a Recurring Basis
The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 liabilities measured at fair value on a recurring basis (dollar amounts in thousands):

	Fair Value as of March 31, 2024
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
				Discount rate[1]	7.2%-9.2%	8.5%

Contingent consideration	$—	$9,727	Present value of expected payments	Probability of meeting earnout and contingencies	20%-100%	87.1%[2]
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
Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of March 31, 2024 and December 31, 2023, the present value of expected payments related to the Company’s contingent consideration was $9.7 million and $11.9 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, was $18.1 million and $18.6 million, as of March 31, 2024 and December 31, 2023, respectively.
Fair Value Measurements on a Non-Recurring Basis
Pursuant to the recognition and measurement guidance for equity investments, equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. The Company applied the measurement alternative to equity securities with the fair value of $126.1 million and $85.8 million, which were included in “Other assets” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2024 and December 31, 2023, respectively. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.

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
For the three months ended March 31, 2024 and 2023, Cantor’s share of the net profit in Tower Bridge was $0.2 million and $0.1 million, respectively. This net profit or loss is included as part of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited Condensed Consolidated Statements of Operations.
On September 21, 2018, the Company entered into agreements to provide a guarantee and related obligation to Tower Bridge in connection with an office lease for the Company’s headquarters in London. The Company is obligated to guarantee the obligations of Tower Bridge in the event of certain defaults under the applicable lease and ancillary arrangements. In July 2018, the Audit Committee also authorized management of the Company to enter into similar guarantees or provide other forms of credit support to Tower Bridge or other affiliates of the Company from time to time in similar circumstances and on similar terms and conditions.
For the three months ended March 31, 2024 and 2023, the Company recognized related party revenues of $4.4 million and $4.0 million, respectively, for the services provided to Cantor. These revenues are included as part of “Fees from related parties” in the Company’s unaudited Condensed Consolidated Statements of Operations.
In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an administrative services agreement whereby certain employees of Cantor are deemed leased employees of the Company.
For the three months ended March 31, 2024 and 2023, the Company was charged $26.6 million and $23.9 million, respectively, for the services provided by Cantor and its affiliates, of which $19.4 million and $15.5 million, respectively, were to cover compensation to leased employees for these periods. The fees charged by Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited Condensed Consolidated Statements of Operations. The fees charged by Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited Condensed Consolidated Statements of Operations.
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
As part of the purchase of the Futures Exchange Group, Cantor has agreed to indemnify the Company for certain expenses arising at the Futures Exchange Group up to a maximum of $1.0 million. As of both March 31, 2024 and December 31, 2023, the Company had recorded assets of $1.0 million in the Company’s unaudited Condensed Consolidated Statements of Financial Condition for this indemnity.
Newmark Spin-Off
The Separation and Distribution Agreement sets forth certain agreements among BGC, Cantor, Newmark and their respective subsidiaries relating to the Spin-Off. For additional information, see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” herein and Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” and Note 13—“Related Party Transactions” to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Clearing Capital Agreement with Cantor
In November 2008, the Company entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on the Company’s behalf. In June 2020, this clearing capital agreement was amended to cover Cantor providing clearing services in all eligible financial products to the Company and not just U.S. Treasury and U.S. government agency securities. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to BGC, Cantor shall be entitled to request from the Company cash or other collateral acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement or Cantor will post cash or other collateral on BGC’s behalf for a commercially reasonable charge. During the three months ended March 31, 2024 and 2023, the Company was charged $1.0 million and $0.3 million, respectively, by Cantor for the cash or other collateral posted by Cantor on BGC’s behalf. Cantor had not requested any cash or other property from the Company as collateral as of March 31, 2024.
Other Agreements with Cantor
The Company is authorized to enter into short-term arrangements with Cantor to cover any delivery failures in connection with U.S. Treasury securities transactions. As of both March 31, 2024 and December 31, 2023, there were no Repurchase Agreements between the Company and Cantor.
As part of the Company’s cash management process, the Company may enter into Reverse Repurchase Agreements and other short-term investments with Cantor. As of both March 31, 2024 and December 31, 2023, there were no Reverse Repurchase Agreements between the Company and Cantor.
To more effectively manage the Company’s exposure to changes in FX rates, the Company and Cantor have agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to FX currency hedging between the Company and Cantor. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of the Company and Cantor is utilized to determine the shares of profit or loss allocated to each for the period. For the three months ended March 31, 2024 and 2023, the Company recognized its share of FX loss of $0.1 million and FX gain of $1.3 million, respectively. These gains are included as part of “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations.

Pursuant to the separation agreement relating to the Company’s acquisition of certain BGC businesses from Cantor in 2008, Cantor has a right, subject to certain conditions, to be the Company’s customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use market data from the Company without any cost. Any future related-party transactions or arrangements between the Company and Cantor are subject to the prior approval by the Audit Committee. During both the three months ended March 31, 2024 and 2023, the Company recorded revenues from Cantor entities of $0.1 million related to commissions paid to the Company by Cantor. These revenues are included as part of “Commissions” in the Company’s unaudited Condensed Consolidated Statements of Operations.
The Company and Cantor are authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.
In August 2013, the Audit Committee authorized the Company to invest up to $350.0 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used by the Company from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including policies related to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of both March 31, 2024 and December 31, 2023, the Company did not have any investments in the program.
On June 5, 2015, BGC Partners entered into the Exchange Agreement with Cantor providing Cantor, CFGM and other Cantor affiliates entitled to hold BGC Partners Class B common stock the right to exchange BGC Partners Class A common stock into shares of BGC Partners Class B common stock from time to time, on a one-to-one basis, subject to adjustment, up to an aggregate of 34.6 million shares of BGC Class A common stock then owned or subsequently acquired by such Cantor entities for up to an aggregate of 34.6 million shares of BGC Class B common stock. The Exchange Agreement enabled the Cantor entities to acquire the same number of shares of BGC Class B common stock that they were entitled to acquire, prior to the Corporate Conversion, without having to exchange Cantor units in BGC Holdings.
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
As of March 31, 2024, Cantor and CFGM did not own any shares of BGC Class A common stock. As of March 31, 2024, Cantor and CFGM owned 93.3 million and 3.0 million shares of BGC Class B common stock, respectively.
On March 19, 2018, BGC Partners entered into the BGC Credit Agreement with Cantor. The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries in the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the previous Credit Facility between BGC Partners and an affiliate of Cantor. On August 6, 2018, BGC Partners entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that could be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. On October 6, 2023, BGC Group assumed all rights and obligations of BGC Partners under the BGC Credit Agreement. On March 8, 2024, the Company entered into a second amendment to the BGC Credit Agreement which further amends the BGC Credit Agreement, and decreases the interest rate on loans advanced by either party under the BGC Credit Agreement. Loans will now bear interest at a rate equal to 25 basis points less than the applicable borrower’s borrowing rate under such borrower’s revolving credit agreement with unaffiliated third parties as administrative agent and lenders as may be in effect from time to time. The BGC Credit Agreement automatically extends for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date, in which case the BGC Credit Agreement will terminate six months following receipt of such notice. As of March 11, 2024, borrowings under the Revolving Credit Agreement bore interest at a rate equal to approximately 7.17% per annum. As of March 11, 2024, the applicable interest rate for loans made to the Company under the BGC Credit Agreement would be approximately 6.92%. On March 12, 2024, the Company borrowed $275.0 million from Cantor under the BGC Credit Agreement and used the proceeds from such borrowing to repay the principal and interest related to all of the $240.0 million of borrowings outstanding under the Revolving Credit Agreement. As of March 31, 2024, there were $275.0 million of borrowings by the Company outstanding under the BGC Credit Agreement. As of December 31, 2023, there were no borrowings by BGC Partners or Cantor outstanding under this agreement.

As of March 31, 2024, the interest rate on this facility was 6.92%. The Company recorded interest expense related to the BGC Credit Agreement of $1.1 million for the three months ended March 31, 2024. The Company did not record any interest expense related to the BGC Credit Agreement for the three months ended March 31, 2023.
Receivables from and Payables to Related Broker-Dealers
Amounts due to or from Cantor and Freedom, one of the Company’s equity method investments, are for transactional revenues under a technology and services agreement with Freedom, as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. As of both March 31, 2024 and December 31, 2023, the Company had receivables from Freedom of $1.4 million. As of March 31, 2024 and December 31, 2023, the Company had $4.1 million and $2.7 million, respectively, in receivables from Cantor related to open derivative contracts. As of March 31, 2024 and December 31, 2023, the Company had $2.2 million and $4.9 million, respectively, in payables to Cantor related to open derivative contracts. As of March 31, 2024, the Company had $0.9 million in payable to Cantor related to fails and pending trades. As of December 31, 2023, the Company had $0.8 million in receivables from Cantor related to fails and pending trades.
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
As of March 31, 2024 and December 31, 2023, the aggregate balance of employee loans, net, was $396.1 million and $367.8 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. Compensation expense for the above-mentioned employee loans for the three months ended March 31, 2024 and 2023 was $14.8 million and $13.9 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Interest income on the above-mentioned employee loans for the three months ended March 31, 2024 and 2023 was $3.2 million and $1.8 million, respectively. The interest income related to these employee loans is included as part of “Interest and dividend income” in the Company’s unaudited Condensed Consolidated Statements of Operations.
CEO Program and Other Transactions with CF&Co
As discussed in Note 7—“Stock Transactions and Unit Redemptions,” BGC Partners entered into the August 2022 Sales Agreement, and after the Corporate Conversion, BGC Group entered into the July 2023 Sales Agreement with CF&Co as the Company’s sales agent under the CEO Program. During both the three months ended March 31, 2024 and 2023, the Company did not sell any shares of Class A common stock under its CEO Program. For both the three months ended March 31, 2024 and 2023, the Company was not charged for services provided by CF&Co related to the CEO Program with CF&Co. The net proceeds of any shares sold would be included as part of “Additional paid-in capital” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
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
On October 3, 2014, management was granted approval by the Board and Audit Committee to enter into stock loan transactions with CF&Co utilizing equities securities. Such stock loan transactions will bear market terms and rates. As of March 31, 2024, and December 31, 2023, the Company did not have any Securities loaned transactions with CF&Co.

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
On June 11, 2020, BGC Partners’ Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by the Company of up to $50.0 million of Company Debt Securities, and on July 1, 2023, BGC Group’s Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by the Company of up to $50.0 million of Company Debt Securities. Repurchases of Company Debt Securities, if any, are expected to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption. Under the authorization, the Company may make repurchases of Company Debt Securities for cash from time to time in the open market or in privately negotiated transactions upon such terms and at such prices as management may determine. Additionally, the Company is authorized to make any such repurchases of Company Debt Securities through CF&Co (or its affiliates), in its capacity as agent or principal, or such other broker-dealers as management shall determine to utilize from time to time, and such repurchases shall be subject to brokerage commissions which are no higher than standard market commission rates. As of March 31, 2024, the Company had $50.0 million remaining under its debt repurchase authorization.
On July 10, 2020, the Company issued an aggregate of $300.0 million principal amount of the BGC Partners 4.375% Senior Notes. In connection with this issuance of BGC Partners 4.375% Senior Notes, the Company recorded $0.2 million in underwriting fees payable to CF&Co. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor purchased $14.5 million of such senior notes and tendered such notes in the Exchange Offer in exchange for an equivalent amount of BGC Group 4.375% Senior Notes. Cantor holds such BGC Group 4.375% Senior Notes as of March 31, 2024.
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

As of March 31, 2024, there were no FPUs in BGC Holdings remaining.
Cantor Aurel Revenue Sharing Agreement
On June 24, 2021, the Board and Audit Committee authorized the Company’s French subsidiary, Aurel BGC SAS, to enter into a revenue sharing agreement pursuant to which Cantor shall provide services to Aurel to support Aurel’s investment banking activities with respect to special purpose acquisition companies. The services provided by Cantor to Aurel in support of such SPAC Investment Banking Activities shall include referral of clients, structuring advice, financial advisory services, referral of investors, deal execution services, and other advisory services in support of Aurel’s SPAC Investment Banking Activities pursuant to its French investment services license. As compensation, Cantor shall receive a revenue share of 80% of Aurel’s net revenue attributable to SPAC Investment Banking Activities. The term of the revenue sharing agreement was for an initial period of 12 months, which automatically renews each year unless either party provides notice of termination at least three months prior to the anniversary. Aurel is also authorized to serve as bookrunner, underwriter or advisor in connection with French SPACs which are sponsored by Cantor at market rates for such services. For both the three months ended March 31, 2024 and 2023, Aurel had no revenue or fees payable to Cantor attributable to SPAC Investment Banking Activities. Any revenue or fees payable to Cantor attributable to SPAC Investment Banking Activities would be included as part of “Other revenues” and “Fees to related parties,” respectively, in the Company’s unaudited Condensed Consolidated Statements of Operations.
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
On September 21, 2023, Mr. Windeatt sold 474,808 shares of BGC Class A common stock to the Company. The sale price per share of $5.29 was the closing price of a share of BGC Class A common stock on September 21, 2023. The transaction was approved by the Audit Committee and the Compensation Committee of the Board and was made pursuant to the Company’s stock buyback authorization.
On June 8, 2023, the Company repurchased all of Mr. Windeatt’s 128,279 exchangeable BGC Holdings LPUs at a price of $4.79 per unit, which was the closing price of a share of our Class A common stock on June 8, 2023. The Compensation Committee granted Mr. Windeatt 128,279 non-exchangeable BGC Holdings LPUs on April 1, 2021. Pursuant to the exchange rights schedule of the grant, on April 1, 2023, the 128,279 non-exchangeable BGC Holdings LPUs became immediately exchangeable.
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
As of March 31, 2024 and December 31, 2023, the Company had an additional liability to the Cantor Fitzgerald Relief Fund and The Cantor Foundation (UK) for $12.9 million and $12.7 million, respectively, which included $6.7 million and $6.4 million of additional expense taken in September 2023 and 2022, respectively, above the original $40.0 million commitment.

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
The Company had also entered into a subordinated loan agreement with Aqua, whereby the Company loaned Aqua the principal sum of $1.0 million, and was recorded as part of “Receivables from related parties” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. The scheduled maturity date on the subordinated loan was September 1, 2024. The Company did not recognize any interest income on the subordinated loan subsequent to it being designated as a non-accrual loan in November 2022. As of December 31, 2022, the Company wrote off $0.6 million of the subordinated loan, which was recorded as part of “Other expenses” on the Company’s Consolidated Statements of Operations. During the fourth quarter of 2023, the Company received cash payment fully satisfying the remaining subordinated loan receivable of $0.4 million.
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
The Company periodically acts as an intermediary to administer payments on behalf of related parties.
14.    Investments
Equity Method Investments and Investments Carried Under the Measurement Alternative

(dollar amounts in thousands)	Percent Ownership[1]	March 31, 2024	December 31, 2023
Advanced Markets Holdings	25%	$4,457	$4,481
China Credit BGC Money Broking Company Limited	33%	23,825	21,277
Freedom International Brokerage	45%	9,659	9,507
Other		2,100	2,857
Equity method investments		$40,041	$38,122
Investments carried under measurement alternative		192	192
Total equity method and investments carried under measurement alternative		$40,233	$38,314
_______________________________________
1Represents the Company’s voting interest in the equity method investment as of March 31, 2024 and December 31, 2023.
The carrying value of the Company’s equity method investments was $40.0 million as of March 31, 2024 and $38.1 million as of December 31, 2023, and is included in “Investments” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
The Company recognized gains of $1.8 million and $2.1 million related to its equity method investments for the three months ended March 31, 2024 and 2023, respectively. The Company’s share of the net gains or losses is reflected in “Gains (losses) on equity method investments” in the Company’s unaudited Condensed Consolidated Statements of Operations.
For the three months ended March 31, 2024 and 2023, the Company did not record impairment charges related to existing equity method investments. The Company did not sell any equity method investments during the three months ended March 31, 2024 and 2023.

See Note 13—“Related Party Transactions,” for information regarding related party transactions with unconsolidated entities included in the Company’s unaudited Condensed Consolidated Financial Statements.
Investments Carried Under Measurement Alternative
The Company has acquired equity investments for which it did not have the ability to exert significant influence over operating and financial policies of the investees. These investments are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. The carrying value of these investments as of both March 31, 2024 and December 31, 2023 was $0.2 million, and they are included in “Investments” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. The Company did not recognize any gains, losses, or impairments relating to investments carried under the measurement alternative for both the three months ended March 31, 2024 and 2023.
In addition, the Company owns membership shares, which are included in “Other assets” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition as of both March 31, 2024 and December 31, 2023. These equity investments are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. These investments, which do not have a readily determinable fair value, are initially recognized at cost and remeasured through earnings when there is an observable transaction involving the same or similar investment of the same issuer, or due to an impairment. The Company recorded $36.6 million of unrealized gains and $1.3 million of unrealized losses to reflect observable transactions for these shares during the three months ended March 31, 2024 and 2023, respectively. The unrealized gains (losses) are reflected in “Other income (loss)” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Investments in VIEs
One of the Company’s equity method investments is considered a VIE, as defined under the accounting guidance for consolidation. The Company is not considered the primary beneficiary of and therefore does not consolidate the VIE. The Company’s involvement with the VIE is in the form of direct equity interest. The Company’s maximum exposure to loss with respect to the VIE is its investment.
The following table sets forth the Company’s investment in its unconsolidated VIE and the maximum exposure to loss (in thousands):

	March 31, 2024		December 31, 2023
	Investment	Maximum Exposure to Loss	Investment	Maximum Exposure to Loss
Variable interest entity	$2,100	$2,100	$2,857	$2,857
Consolidated VIE
The Company invested in a limited liability company that is focused on developing a proprietary trading technology. The limited liability company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $8.2 million and $9.5 million as of March 31, 2024 and December 31, 2023, respectively, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $0.7 million and $1.2 million as of March 31, 2024 and December 31, 2023, respectively. The Company’s exposure to economic loss on this VIE was $5.3 million and $5.7 million as of March 31, 2024 and December 31, 2023, respectively.

15.    Fixed Assets, Net
Fixed assets, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Computer and communications equipment	$104,450	$103,621
Software, including software development costs	371,636	360,047
Leasehold improvements and other fixed assets	99,358	99,034
	575,444	562,702
Less: accumulated depreciation and amortization	(398,658)	(384,402)
Fixed assets, net	$176,786	$178,300
Depreciation expense was $5.4 million and $5.5 million for the three months ended March 31, 2024 and 2023, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s unaudited Condensed Consolidated Statements of Operations.
The Company has $5.8 million and $5.9 million of asset retirement obligations related to certain of its leasehold improvements as of March 31, 2024 and December 31, 2023, respectively. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit adjusted risk-free interest rate in effect when the liability was initially recognized.
For the three months ended March 31, 2024 and 2023, software development costs totaling $12.0 million and $12.2 million, respectively, were capitalized. Amortization of software development costs totaled $10.4 million and $9.9 million for the three months ended March 31, 2024 and 2023, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Impairment charges of $0.2 million and $1.8 million were recorded for the three months ended March 31, 2024 and 2023, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s unaudited Condensed Consolidated Statements of Operations.
16.    Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill
Balance at December 31, 2023	$506,344
Measurement period adjustments	221
Cumulative translation adjustment	(17)
Balance at March 31, 2024	$506,548
For additional information on Goodwill, see Note 4—“Acquisitions.”
Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets.

Other intangible assets consisted of the following (in thousands, except weighted-average remaining life):

	March 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$210,779	$101,347	$109,432	9.5
Technology	23,997	23,997	—	N/A
Noncompete agreements	20,966	19,728	1,238	2.1
Patents	12,191	10,797	1,394	2.9
All other	19,830	7,769	12,061	11.0
Total definite life intangible assets	287,763	163,638	124,125	9.5
Indefinite life intangible assets:
Trade names	79,570	—	79,570	N/A
Licenses	2,206	—	2,206	N/A
Domain name	454	—	454	N/A
Total indefinite life intangible assets	82,230	—	82,230	N/A
Total	$369,993	$163,638	$206,355

	December 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$210,655	$97,401	$113,254	9.7
Technology	23,997	23,997	—	N/A
Noncompete agreements	20,892	19,322	1,570	2.2
Patents	11,950	10,703	1,247	2.9
All other	20,325	7,364	12,961	10.3
Total definite life intangible assets	287,819	158,787	129,032	9.6
Indefinite life intangible assets:
Trade names	79,570	—	79,570	N/A
Licenses	2,229	—	2,229	N/A
Domain name	454	—	454	N/A
Total indefinite life intangible assets	82,253	—	82,253	N/A
Total	$370,072	$158,787	$211,285
Intangible amortization expense was $4.9 million and $3.7 million for the three months ended March 31, 2024 and 2023, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations. There were no impairment charges for the Company’s definite and indefinite life intangibles for the three months ended March 31, 2024 and 2023.

The estimated future amortization expense of definite life intangible assets as of March 31, 2024 is as follows (in millions):

2024	$13.5
2025	17.4
2026	17.0
2027	12.7
2028	11.9
2029 and thereafter	51.6
Total	$124.1
17.    Notes Payable and Other Borrowings
Notes payable and other borrowings consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Unsecured senior revolving credit agreement	$—	$239,180
BGC Group 3.750% Senior Notes due October 1, 2024	255,056	254,814
BGC Partners 3.750% Senior Notes due October 1, 2024	44,410	44,383
BGC Group 4.375% Senior Notes due December 15, 2025	286,908	286,729
BGC Partners 4.375% Senior Notes due December 15, 2025	11,802	11,800
BGC Group 8.000% Senior Notes due May 25, 2028	344,039	343,852
BGC Partners 8.000% Senior Notes due May 25, 2028	2,746	2,748
Total Notes payable and other borrowings[1,2]	$944,961	$1,183,506
__________________________
1The Company was in compliance with all debt covenants, as applicable, as of March 31, 2024 and December 31, 2023.
2Presented net of deferred financing costs, which are recorded in the Company’s unaudited Condensed Consolidated Statements of Financial Condition as a direct reduction of the Notes payable and other borrowings. As of March 31, 2024 and December 31, 2023, total deferred financing costs were $5.0 million and $6.5 million, respectively.

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
On March 12, 2024, the Company repaid in full the $240.0 million of borrowings outstanding under the Revolving Credit Agreement. As of March 31, 2024, there were no borrowings outstanding under the Revolving Credit Agreement. As of December 31, 2023, there were $239.2 million of borrowings outstanding, net of deferred financing costs of $0.8 million under the Revolving Credit Agreement. The average interest rate on the outstanding borrowings was 7.19% for the three months ended March 31, 2024. BGC Group recorded interest expense related to the Revolving Credit Agreement of $3.7 million for the three months ended March 31, 2024. BGC Partners recorded interest expense related to the Revolving Credit Agreement of $1.2 million for the three months ended March 31, 2023.
Senior Notes
The BGC Group Notes and BGC Partners Notes are recorded at amortized cost. The carrying amounts and estimated fair values of the BGC Group Notes and BGC Partners Notes were as follows (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
BGC Group 3.750% Senior Notes due October 1, 2024	$255,056	$251,233	$254,814	$249,722
BGC Partners 3.750% Senior Notes due October 1, 2024	44,410	43,727	44,383	43,464
BGC Group 4.375% Senior Notes due December 15, 2025	286,908	280,373	286,729	276,569
BGC Partners 4.375% Senior Notes due December 15, 2025	11,802	11,527	11,800	11,371
BGC Group 8.000% Senior Notes due May 25, 2028	344,039	369,311	343,852	363,274
BGC Partners 8.000% Senior Notes due May 25, 2028	2,746	2,949	2,748	2,901
Total	$944,961	$959,120	$944,326	$947,301
The fair values of the BGC Group Notes and BGC Partners Notes were determined using observable market prices as these securities are traded, and based on whether they are deemed to be actively traded, the BGC Partners 5.375% Senior Notes, the BGC Group 3.750% Senior Notes, the BGC Partners 3.750% Senior Notes, the BGC Group 4.375% Senior Notes, the BGC Partners 4.375% Senior Notes, the BGC Group 8.000% Senior Notes and the BGC Partners 8.000% Senior Notes are considered Level 2 within the fair value hierarchy.

5.375% Senior Notes
On July 24, 2018, BGC Partners issued an aggregate of $450.0 million principal amount of BGC Partners 5.375% Senior Notes. The BGC Partners 5.375% Senior Notes were general senior unsecured obligations of BGC Partners. The BGC Partners 5.375% Senior Notes bore interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The BGC Partners 5.375% Senior Notes matured on July 24, 2023. Prior to maturity, BGC Partners was able to redeem some or all of the BGC Partners 5.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the supplemental indenture related to the BGC Partners 5.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the supplemental indenture governing the BGC Partners 5.375% Senior Notes) occurred, holders could have required BGC Partners to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the BGC Partners 5.375% Senior Notes was $444.2 million, net of the discount and debt issuance costs of $5.8 million. The issuance costs were amortized as interest expense and the carrying value of the BGC Partners 5.375% Senior Notes accreted up to the face amount over the term of the notes. On July 24, 2023, BGC Partners repaid the principal plus accrued interest on the BGC Partners 5.375% Senior Notes. BGC Partners recorded interest expense related to the BGC Partners 5.375% Senior Notes of $6.4 million for the three months ended March 31, 2023.
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
The carrying value of the BGC Group 3.750% Senior Notes was $255.1 million as of March 31, 2024. BGC Group recorded interest expense related to the BGC Group 3.750% Senior Notes of $2.6 million for the three months ended March 31, 2024. BGC Group did not record interest expense related to the BGC Group 3.750% Senior Notes for the three months ended March 31, 2023.
The carrying value of the BGC Partners 3.750% Senior Notes was $44.4 million as of March 31, 2024. BGC Partners recorded interest expense related to the BGC Partners 3.750% Senior Notes of $0.4 million and $3.0 million, respectively, for the three months ended March 31, 2024 and 2023.
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
The carrying value of the BGC Group 4.375% Senior Notes was $286.9 million as of March 31, 2024. BGC Group recorded interest expense related to the BGC Group 4.375% Senior Notes of $3.3 million for the three months ended March 31, 2024. BGC Group did not record interest expense related to the BGC Group 4.375% Senior Notes for the three months ended March 31, 2023.
The carrying value of the BGC Partners 4.375% Senior Notes was $11.8 million as of March 31, 2024. BGC Partners recorded interest expense related to the BGC Partners 4.375% Senior Notes of $0.1 million and $3.4 million for the three months ended March 31, 2024 and 2023, respectively.
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
The carrying value of the BGC Group 8.000% Senior Notes was $344.0 million as of March 31, 2024. BGC Group recorded interest expense related to the BGC Group 8.000% Senior Notes of $7.1 million for the three months ended March 31, 2024. BGC Group did not record interest expense related to the BGC Group 8.000% Senior Notes for the three months ended March 31, 2023.

The carrying value of the BGC Partners 8.000% Senior Notes was $2.7 million as of March 31, 2024. BGC Partners recorded interest expense related to the BGC Partners 8.000% Senior Notes of $0.1 million for the three months ended March 31, 2024. BGC Partners did not record interest expense related to the BGC Partners 8.000% Senior Notes for the three months ended March 31, 2023.
Collateralized Borrowings
On April 8, 2019, BGC Partners entered into a $15.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.77% and matured on April 8, 2023, at which point the loan was repaid in full; therefore, there were no borrowings as of March 31, 2024 and December 31, 2023. The interest expense related to this secured loan arrangement for the three months ended March 31, 2023 was nil.
On April 19, 2019, BGC Partners entered into a $10.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.89% and matured on April 19, 2023, at which point the loan was repaid in full; therefore, there were no borrowings as of March 31, 2024 and December 31, 2023. The interest expense related to this secured loan arrangement for the three months ended March 31, 2023 was nil.
Short-Term Borrowings
On August 22, 2017, BGC Partners entered into a committed unsecured loan agreement with Itau Unibanco S.A. The agreement provided for short-term loans of up to $4.0 million (BRL 20.0 million). Borrowings under this agreement bore interest at the Brazilian Interbank offering rate plus 3.20%. During June 2023, the borrowings under this agreement were repaid in full, and the loan was terminated. As of March 31, 2024 and December 31, 2023, there were no borrowings outstanding under the agreement. As of March 31, 2023, the interest rate was 17.00%. BGC Partners recorded interest expense related to the agreement of $0.1 million for the three months ended March 31, 2023.
On August 23, 2017, BGC Partners entered into a committed unsecured credit agreement with Itau Unibanco S.A. The agreement provided for an intra-day overdraft credit line up to $10.0 million (BRL 50.0 million). On August 20, 2021, the agreement was renegotiated, increasing the credit line to $12.0 million (BRL 60.0 million). On May 22, 2023 the agreement was renegotiated, increasing the credit line to $14.0 million (BRL 70.0 million.) This agreement bears a fee of 1.35% per year and the maturity date of the agreement is May 17, 2024. As of March 31, 2024 and December 31, 2023, there were no borrowings outstanding under this agreement. The bank fees related to the agreement were nil for each of the three months ended March 31, 2024 and 2023.
BGC Credit Agreement with Cantor
On March 12, 2024, the Company borrowed $275.0 million from Cantor under the BGC Credit Agreement and held those borrowings as of March 31, 2024, recorded under “Short-term borrowings from related parties” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. See Note 13—“Related Party Transactions” for additional information related to this transaction.
18.    Compensation
The Compensation Committee may grant various equity-based awards, including RSUs, restricted stock, stock options, LPUs (prior to the Corporate Conversion) and shares of BGC Class A common stock. Upon vesting of RSUs, issuance of restricted stock, exercise of stock options and redemption/exchange of LPUs (prior to the Corporate Conversion), the Company generally issues new shares of BGC Class A common stock.
On November 22, 2021, at the annual meeting of stockholders, the stockholders approved amendments to the BGC Partners Equity Plan to increase from 400.0 million to 500.0 million the aggregate number of shares of BGC Class A common stock that may be delivered or cash-settled pursuant to awards granted during the life of the BGC Partners Equity Plan.
In connection with the Corporate Conversion on July 1, 2023, BGC Group assumed and adopted the BGC Partners Equity Plan, as amended and restated as the BGC Group Equity Plan. The BGC Group Equity Plan provides for a maximum of 600.0 million shares of BGC Class A common stock that may be delivered or cash settled pursuant to the exercise or settlement of awards granted under the plan. As of March 31, 2024, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 469.4 million shares.

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
The Company incurred compensation expense related to Class A common stock, LPUs (prior to the Corporate Conversion) and RSUs held by BGC employees as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Issuance of common stock and grants of exchangeability	$33,832	$51,966
Allocations of net income and dividend equivalents¹	1,294	2,380
LPU amortization	—	21,431
RSU, RSU Tax Account, and restricted stock amortization	60,955	5,596
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$96,081	$81,373
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
Limited Partnership Units
A summary of the activity associated with Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

Newmark LPUs
Balance at December 31, 2023	8,779
Granted	—
Redeemed/exchanged units	(117)
Forfeited units	(7)
Balance at March 31, 2024	8,655
The LPUs table above includes both regular and Preferred Units. Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for further information on Preferred Units). Subsequent to the Corporate Conversion, there are still BGC employees who hold limited partnership interests in Newmark Holdings. These limited partnership interests represent interests that were held prior to the Newmark IPO and were distributed in connection with the Separation. Following the Newmark IPO, employees of BGC and Newmark only received limited partnership interests in BGC Holdings and Newmark Holdings, respectively. As a result of the Spin-Off, as the previous limited partnership interests in BGC Holdings held by Newmark employees and the existing limited partnership interests in Newmark Holdings held by BGC employees were/are exchanged/redeemed, the related capital was contributed to and from Cantor, respectively. The compensation expenses under GAAP related to the limited partnership interests are based on the company where the partner is employed. Therefore, compensation expenses related to the limited partnership interests of both BGC Holdings (prior to the Corporate Conversion) and Newmark Holdings that are held by BGC employees are recognized by BGC. The BGC Holdings limited partnership interests held by Newmark employees could have been included in the BGC share count and the Newmark Holdings limited partnership interests held by BGC employees may be included in the Newmark share count, if applicable. There were no limited partnership interests in BGC Holdings remaining upon the completion of the Corporate Conversion, and therefore, there was no compensation expense related to limited partnership interest in BGC Holdings recognized by BGC subsequent to the Corporate Conversion.

A summary of the Newmark Holdings LPUs held by BGC employees as of March 31, 2024, is as follows (in thousands):

Newmark LPUs
Regular Units	6,666
Preferred Units	1,989
Balance at March 31, 2024	8,655
Issuance of Common Stock and Grants of Exchangeability
Compensation expense related to the issuance of BGC or Newmark Class A common stock and grants of exchangeability on BGC Holdings (prior to the Corporate Conversion) and Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Issuance of common stock and grants of exchangeability	$33,832	$51,966
Prior to the Corporate Conversion, BGC LPUs held by BGC employees had become exchangeable or were redeemed for BGC Class A common stock on a one-for-one basis.
Newmark LPUs held by BGC employees may become exchangeable or redeemed for a number of shares of Newmark Class A common stock equal to the number of limited partnership interests multiplied by the current Exchange Ratio. As of March 31, 2024, the Exchange Ratio was 0.9255.
A summary of the LPUs redeemed in connection with the issuance of BGC Class A common stock or Newmark Class A common stock (at the then-current Exchange Ratio) or granted exchangeability for BGC Class A common stock or Newmark Class A common stock (at the then-current Exchange Ratio) held by BGC employees is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
BGC Holdings LPUs	—	10,975
Newmark Holdings LPUs	61	78
Total	61	11,053
As of March 31, 2024 and December 31, 2023, there were no BGC Holdings LPUs remaining as a result of the Corporate Conversion. As of both March 31, 2024 and December 31, 2023, the number of Newmark Holdings LPUs exchangeable into shares of Newmark Class A common stock at the discretion of the unit holder held by BGC employees (at the then-current Exchange Ratio) was 0.2 million.
Subsequent to the Corporate Conversion, BGC may issue BGC Class A common stock and record compensation expense for the grant date fair value of the shares issued. For the three months ended March 31, 2024, BGC issued 2.3 million of net shares of BGC Class A common stock to BGC employees, and withheld shares of BGC Class A common stock valued at $11.0 million to pay taxes due at the time of issuance. There were no such issuances for the three months ended March 31, 2023.
LPU Amortization
Compensation expense related to the amortization of BGC Holdings (prior to the Corporate Conversion) and Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Stated vesting schedule	$—	$21,407
Post-termination payout	—	24
LPU amortization	$—	$21,431

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
As of both March 31, 2024 and December 31, 2023, there were no outstanding LPUs held by BGC employees with a stated vesting schedule that did not receive quarterly allocations of net income.
Compensation expense related to LPUs held by BGC employees with a post-termination pay-out amount, such as REUs, and/or a stated vesting schedule was recognized over the stated service period. These LPUs generally vested between two and five years from the date of grant. As of March 31, 2024, there were 0.1 million outstanding Newmark Holdings LPUs with a post-termination payout held by BGC employees, with a notional value of approximately $0.7 million and an aggregate estimated fair value of $0.3 million. As of December 31, 2023, there were 0.1 million outstanding Newmark Holdings LPUs with a post-termination payout held by BGC employees, with a notional value of approximately $0.7 million and an aggregate estimated fair value of $0.3 million.
Restricted Stock Units
Compensation expense related to RSUs held by BGC employees is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
RSU amortization	$19,467	$5,596
A summary of the activity associated with RSUs held by BGC employees and directors is as follows (RSUs and dollars in thousands):

	RSUs	Weighted- Average Grant Date Fair Value	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2023	64,942	$4.11	$267,015	5.96
Granted	4,231	5.79	24,514
Delivered	(5,166)	3.99	(20,618)
Forfeited	(719)	4.75	(3,419)
Balance at March 31, 2024	63,288	$4.23	$267,492	5.68
The fair value of RSUs held by BGC employees and directors is based on the market value of BGC Class A common stock on the grant date and adjusted as appropriate based upon the award’s ineligibility to receive dividends. As of March 31, 2024, 25.4 million RSUs of the total outstanding were eligible to receive dividends. The compensation expense is recognized ratably over the vesting period, taking into effect estimated forfeitures or accelerations of vestings. The Company uses historical data, including historical forfeitures and turnover rates, to estimate expected forfeiture rates for both employee and director RSUs. Each RSU is settled in one share of Class A common stock upon completion of the vesting period and conditions.
For the RSUs that vested during the three months ended March 31, 2024 and 2023, the Company withheld shares of BGC Class A common stock valued at $11.8 million and $6.2 million to pay taxes due at the time of vesting. As of March 31, 2024, there was approximately $168.9 million of total unrecognized compensation expense related to unvested RSUs held by BGC employees and directors that is expected to be recognized over a weighted-average period of 5.68 years.
In relation to the Corporate Conversion, the Company granted in total $123.1 million of RSU Tax Accounts. During the three months ended March 31, 2024, $3.5 million of RSU Tax Accounts vested to pay taxes due at the time for certain related RSU vestings. As of March 31, 2024, there was approximately $86.0 million of total unrecognized compensation expense related to unvested RSU Tax Accounts held by BGC employees that is expected to be recognized over a weighted-average period of 8.61 years. The compensation expense related to the RSU Tax Accounts amortization held by BGC employees was $6.0 million for three months ended March 31, 2024.

Acquisitions
In connection with certain of its acquisitions, the Company has granted certain LPUs (prior to the Corporate Conversion) and RSUs, and other deferred compensation awards. As of March 31, 2024, the aggregate estimated fair value of acquisition-related RSUs was $5.3 million, and as of December 31, 2023, the aggregate estimated fair value of acquisition-related LPUs and RSUs was $7.4 million. As of March 31, 2024 and December 31, 2023, the aggregate estimated fair value of the deferred compensation awards was nil and $0.6 million, respectively. The liability for such acquisition-related RSUs is included in “Accounts payable, accrued and other liabilities” on the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
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
During the three months ended March 31, 2024 and 2023, 0.2 million and nil BGC or Newmark restricted shares held by BGC employees were forfeited in connection with this provision, respectively. During both the three months ended March 31, 2024 and 2023, the Company released the restrictions with respect to nil and nil of such BGC shares held by BGC employees. As of March 31, 2024 and December 31, 2023, there were nil and 0.1 million of such restricted BGC shares held by BGC employees outstanding, respectively. During the three months ended March 31, 2024 and 2023, Newmark released the restrictions with respect to nil and nil, respectively, of restricted Newmark shares held by BGC employees. As of March 31, 2024 and December 31, 2023, there were nil and nil, respectively, of restricted Newmark shares held by BGC employees outstanding.
In addition, as a result of the Corporate Conversion, on July 1, 2023, the Company granted 38.6 million restricted stock awards, which are subject to continued employment or service with the Company or any affiliate or subsidiary of the Company.
The fair value of these restricted stock awards held by BGC employees is based on the market value of BGC Class A common stock on the grant date and adjusted as appropriate based upon the award’s ineligibility to receive dividends. As of March 31, 2024, 1.3 million of the total 21.5 million restricted stock awards outstanding, were eligible to receive dividends. The compensation expense is recognized ratably over the vesting period, taking into effect estimated forfeitures or accelerations of vestings. The Company uses historical data, including historical forfeitures and turnover rates, to estimate expected forfeiture rates for employee restricted stock awards. Each restricted stock award is settled in one share of Class A common stock upon completion of the vesting period and conditions. The compensation expense related to the restricted stock amortization on these awards held by BGC employees was $35.5 million for the three months ended March 31, 2024. The compensation expense related to restricted stock includes the acceleration of approximately 4.3 million restricted stock awards of a former executive officer which resulted in a $25.4 million compensation expense for the three months ended March 31, 2024.
For the restricted stock awards that vested during the three months ended March 31, 2024, the Company withheld 1.4 million shares of BGC Class A common stock to pay taxes due at the time of vesting. As of March 31, 2024, there was approximately $28.3 million of total unrecognized compensation expense related to unvested restricted stock awards held by BGC employees that is expected to be recognized over a weighted-average period of 1.05 years.
A summary of the activity associated with these restricted stock awards held by BGC employees is as follows (restricted stock and dollars in thousands):

	Restricted Stock	Weighted- Average Grant Date Fair Value	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2023	27,953	$4.20	$117,468	2.55
Granted	—	—	—
Delivered	(6,256)	4.87	(30,485)
Forfeited	(225)	4.43	(997)
Balance at March 31, 2024	21,472	$4.00	$85,986	1.05

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
Letter of Credit Agreements
The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacts, that are used in lieu of margin and deposits with those clearing organizations. As of both March 31, 2024 and December 31, 2023 the Company was contingently liable for $1.4 million, respectively, under these letters of credit.
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
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the FDIC maximum coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s Consolidated Financial Statements. For the three months ended March 31, 2024 and 2023, the Company did not incur losses on any FDIC insured cash accounts.
During the three months ended March 31, 2024 and 2023, the Company reserved $2.0 million and $2.0 million, respectively, in connection with potential losses associated with Russia’s Invasion of Ukraine, which is included in “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations, and which was recorded as part of the allowance for credit losses (see Note 25—“Current Expected Credit Losses (CECL)” for additional information).

Insurance
The Company is self-insured for health care claims, up to a stop-loss amount for eligible participating employees and qualified dependents in the U.S., subject to deductibles and limitations. The Company’s liability for claims incurred but not reported is determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $4.3 million and $3.7 million in health care claims as of March 31, 2024 and December 31, 2023, respectively. The Company does not expect health care claims to have a material impact on its financial condition, results of operations, or cash flows.
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
As of both March 31, 2024 and December 31, 2023, the Company’s unrecognized tax benefits, excluding related interest and penalties were $6.7 million, of which the entire amount, if recognized, would affect the effective tax rate. The Company is currently open to examination by tax authorities in U.S. federal, state and local jurisdictions, and certain non-U.S. jurisdictions for tax years 2012 through 2019. The Company is currently under examination by tax authorities in the U.S. federal and certain state, local and foreign jurisdictions. The Company does not believe that the amounts of unrecognized tax benefits will materially change over the next 12 months.
The Company recognizes interest and penalties related to unrecognized tax benefits in “Provision (benefit) for income taxes” in the Company’s unaudited Condensed Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, the Company had accrued $3.8 million and $3.4 million, respectively, for income tax-related interest and penalties.
21.    Regulatory Requirements
Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.
Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or FCMs subject to Rule 15c3-1 of the SEC and Rule 1.17 of the CFTC, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of March 31, 2024, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain U.K. and European subsidiaries of the Company are regulated by their national regulator, which include the FCA and L’Autorité des Marchés Financiers and must maintain financial resources (as defined by their national regulator) in excess of the total financial requirement (as defined by their national regulator). As of March 31, 2024, the U.K. and European subsidiaries had financial resources in excess of their requirements.
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
The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of March 31, 2024, the Company’s regulated subsidiaries held $711.1 million of net capital. These subsidiaries had aggregate regulatory excess net capital of $394.5 million.
22.    Segment, Geographic and Product Information
Segment Information
The Company currently operates in one reportable segment, brokerage services. The Company provides or has provided brokerage services to the financial markets, through integrated Voice, Hybrid and Fully Electronic brokerage in a broad range of products, including fixed income (Rates and Credit), FX, Equities, Energy, Commodities, and Shipping, and Futures and Options. BGC also provides a wide range of services, including trade execution, brokerage, clearing, trade compression, post-trade, information, consulting, and other back-office services to a broad range of financial and non-financial institutions.
Geographic Information
The Company offers products and services in the U.K., U.S., Asia (including Australia), Other Europe, MEA, France, and Other Americas. Information regarding revenues is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues:
U.K.	$209,588	$191,184
U.S.	182,086	169,337
Asia	73,845	71,371
Other Europe/MEA	67,894	54,889
France	27,258	27,138
Other Americas	17,943	18,948
Total revenues	$578,614	$532,867

Information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; ROU assets; certain other investments; rent and other deposits; excluding goodwill and other intangible assets, net of accumulated amortization) in the geographic areas is as follows (in thousands):

	March 31, 2024	December 31, 2023
Long-lived assets:
U.S.	$224,869	$220,050
U.K.	317,075	306,085
Asia	77,005	75,496
Other Europe/MEA	67,724	64,865
France	14,554	14,260
Other Americas	5,997	5,900
Total long-lived assets	$707,224	$686,656
Product Information
The Company’s business is based on the products and services provided and reflects the manner in which financial information is evaluated by management.
The Company specializes in the brokerage of a broad range of products, including fixed income (Rates and Credit), FX, Equities, Energy, Commodities, and Shipping, and Futures and Options. It also provides a wide range of services, including trade execution, broker-dealer services, clearing, trade compression, post-trade, information, consulting, and other back-office services to a broad range of financial and non-financial institutions.
Product information regarding revenues is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues:
Rates	$175,085	$164,737
Energy, Commodities, and Shipping	118,464	89,659
FX	84,023	80,158
Credit	87,592	89,549
Equities	62,857	68,114
Total brokerage revenues	$528,021	$492,217
All other revenues	50,593	40,650
Total revenues	$578,614	$532,867

23.    Revenues from Contracts with Customers
The following table presents the Company’s total revenues separated between revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues from contracts with customers:
Commissions	$415,172	$377,288
Data, network and post-trade	30,903	27,122
Fees from related parties	4,421	3,957
Other revenues	3,117	2,454
Total revenues from contracts with customers	453,613	410,821
Other sources of revenues:
Principal transactions	112,849	114,929
Interest and dividend income	9,764	5,315
Other revenues	2,388	1,802
Total revenues	$578,614	$532,867
See Note 3—“Summary of Significant Accounting Policies” in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023 for detailed information on the recognition of the Company’s revenues from contracts with customers.
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
The Company had receivables related to revenues from contracts with customers of $348.2 million and $314.8 million at March 31, 2024 and December 31, 2023, respectively. The Company had no impairments related to these receivables during the three months ended March 31, 2024 and 2023.
The Company’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at March 31, 2024 and December 31, 2023 was $18.0 million and $14.7 million, respectively.
During the three months ended March 31, 2024 and 2023, the Company recognized revenue of $9.8 million and $8.1 million, respectively, that was recorded as deferred revenue at the beginning of the period.
Contract Costs
The Company capitalizes costs to fulfill contracts associated with different lines of its business where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
The Company did not have any capitalized costs to fulfill a contract as of March 31, 2024 or December 31, 2023.

24.    Leases
The Company, acting as a lessee, has operating leases and finance leases primarily relating to office space, data centers and office equipment. The leases have remaining lease terms of 0.1 years to 15.4 years, some of which include options to extend the leases in 0.1 to 10 year increments for up to 15 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term, and variable lease expense not included in the lease payment measurement is recognized as incurred. Interest expense on finance leases is recognized using the effective interest method over the lease term.
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
As of March 31, 2024, the Company did not have any leases that have not yet commenced but that create significant rights and obligations.
Supplemental information related to the Company’s operating and financing leases are as follows (dollar amounts in thousands):

	Classification in Unaudited Condensed Consolidated Statements of Financial Condition	March 31, 2024	December 31, 2023
Assets
Operating lease ROU assets	Other assets	$118,200	$124,165
Finance lease ROU assets	Fixed assets, net	$3,938	$4,264
Liabilities
Operating lease liabilities	Accounts payable, accrued and other liabilities	$142,395	$149,640
Finance lease liabilities	Accounts payable, accrued and other liabilities	$4,295	$4,721

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term
Operating leases (years)	7.2	7.3
Finance leases (years)	3.1	3.4
Weighted-average discount rate
Operating leases	5.0%	5.0%
Finance leases	4.3%	4.3%
The components of lease expense are as follows (in thousands):

	Classification in Unaudited Condensed Consolidated Statements of Operations	Three Months Ended March 31,
		2024	2023
Operating lease cost[1]	Occupancy and equipment	$8,445	$8,853
Finance lease cost
Amortization on ROU assets	Occupancy and equipment	$326	$326
Interest on lease liabilities	Interest expense	$47	$60
__________________________
1Short-term lease expense was not material for the three months ended March 31, 2024 and 2023.
The following table shows the Company’s maturity analysis of its operating lease liabilities (in thousands):

	March 31, 2024
	Operating leases	Finance leases
2024 (excluding the three months ended March 31, 2024)	$24,386	$1,238
2025	27,755	1,448
2026	20,938	1,290
2027	19,383	627
2028	13,526	—
Thereafter	78,274	—
Total	$184,262	$4,603
Interest	(41,867)	(308)
Total	$142,395	$4,295
The following table shows cash flow information related to lease liabilities (in thousands):

	Three Months Ended March 31,
Cash paid for amounts included in the measurement of lease liabilities	2024	2023
Operating cash flows from operating lease liabilities	$9,363	$9,604
Operating cash flows from finance lease liabilities	$47	$60
Financing cash flows from finance lease liabilities	$211	$302

25.    Current Expected Credit Losses (CECL)
The allowance for credit losses reflects management’s current estimate of potential credit losses related to the receivable balances included in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. See Note 3—“Summary of Significant Accounting Policies” for further discussion of the CECL reserve methodology.
As required, any subsequent changes to the allowance for credit losses are recognized in “Net income (loss) available to common stockholders” in the Company’s unaudited Condensed Consolidated Statements of Operations. During the three months ended March 31, 2024 and 2023, the Company recorded changes in the allowance for credit losses as follows (in millions):

	Accrued commissions and other receivables, net	Loans, forgivable loans and other receivables from employees and partners, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, January 1, 2024	$5.0	$2.3	$18.9	$26.2
Current-period provision for expected credit losses	0.9	—	0.6	1.5
Ending balance, March 31, 2024	$5.9	$2.3	$19.5	$27.7

	Accrued commissions and other receivables, net	Loans, forgivable loans and other receivables from employees and partners, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, January 1, 2023	$5.4	$2.5	$7.0	$14.9
Current-period provision for expected credit losses	—	(0.1)	2.0	1.9
Ending balance, March 31, 2023	$5.4	$2.4	$9.0	$16.8
For the three months ended March 31, 2024, there was an increase of $0.9 million in the allowance for credit losses against “Accrued commissions and other receivables, net” due to the updated macroeconomic assumptions, bringing the allowance for credit losses recorded pertaining to “Accrued commissions and other receivables, net” to $5.9 million as of March 31, 2024. For the three months ended March 31, 2023, there was no change in the allowance for credit losses against “Accrued commissions and other receivables, net.”
For the three months ended March 31, 2024, there was no change in the allowance for credit losses pertaining to “Loans, forgivable loans and other receivables from employees and partners, net.” For the three months ended March 31, 2023, there was a decrease of $0.1 million in the allowance for credit losses recorded pertaining to “Loans, forgivable loans and other receivables from employees and partners, net” as a result of employee loan collections.
For the three months ended March 31, 2024, there was an increase of $0.6 million in the allowance for credit losses against “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” which reflected the downward credit rating migration of certain unsettled trades related to Russia’s Invasion of Ukraine, bringing the allowance for credit losses recorded pertaining to “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” to $19.5 million as of March 31, 2024. For the three months ended March 31, 2023, there was an increase of $2.0 million in the allowance for credit losses recorded pertaining to “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” which reflected the downward credit rating migration of certain unsettled trades related to Russia’s Invasion of Ukraine.
26.    Subsequent Events
First Quarter 2024 Dividend
On April 29, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the first quarter of 2024, payable on June 4, 2024 to BGC Class A and Class B common stockholders of record as of May 21, 2024.

Amendment to the Revolving Credit Agreement
On April 26, 2024, the Company amended and restated the Revolving Credit Agreement, to among other things, extend the maturity date to April 26, 2027 and provide the Company with the right to increase the facility up to $475.0 million, subject to certain conditions being met. The borrowing rates and financial covenants under the amended and restated Credit Agreement are substantially unchanged.
FMX Investment
On April 23, 2024, BGC and FMX entered into a separation agreement pursuant to which BGC contributed the assets and liabilities related to FMX’s business to FMX (the “FMX Separation”) and pursuant to which BGC and FMX agreed to certain restrictions in the operations of their respective businesses. Following the FMX Separation, the FMX Equity Partners contributed $171.7 million between April 23, 2024 and April 24, 2024 into FMX.
In connection with the FMX Separation, on April 23, 2024, BGC and FMX also entered into an Administrative Services Agreement and a Technology Services Agreement, pursuant to which BGC would provide certain administrative services and technology services to FMX.
Draw down on the Revolving Credit Agreement and Repayment of the BGC Credit Agreement
On April 1, 2024, the Company borrowed $275.0 million of principal amount from the Revolving Credit Agreement and subsequently repaid in full the $275.0 million of principal amount outstanding from the BGC Credit Agreement.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read together with our unaudited Condensed Consolidated Financial Statements and notes to those statements, as well as the cautionary statements relating to forward-looking statements included in this report.
The objective of this Management’s Discussion and Analysis is to allow investors to view the Company from management’s perspective, considering items that have had and could have a material impact on future operations. This discussion summarizes the significant factors affecting our results of operations and financial condition as of and during the three months ended March 31, 2024 and 2023. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this report.
OVERVIEW AND BUSINESS ENVIRONMENT
We are a leading global marketplace, data, and financial technology services company for a broad range of products, including fixed income, foreign exchange, energy, commodities, shipping, and equities.
BGC, through its affiliates, specializes in the trade execution of a broad range of products, including fixed income securities such as government bonds, corporate bonds, and other debt instruments, as well as related interest rate derivatives and credit derivatives. Additionally, we provide brokerage services across FX, Equities, Energy, Commodities, and Shipping, and Futures and Options. Our businesses also provide connectivity and network solutions, clearing, market data and network connectivity products, trade compression and other post-trade services, market data and related information services and other back-office services to a broad assortment of financial and non-financial institutions.
Our integrated platform is designed to provide flexibility to customers with regard to price discovery, trade execution and transaction processing, as well as accessing liquidity through our platforms, for transactions executed either OTC or through an exchange. Through our electronic brands, we offer several trade execution, market infrastructure and connectivity services, as well as post-trade services.
Our clients include many of the world’s largest banks, broker-dealers, investment banks, trading firms, hedge funds, governments, corporations, and investment firms. BGC is a global operation with offices across all major geographies, including New York and London, as well as in Bahrain, Beijing, Bogota, Brisbane, Cape Town, Chicago, Copenhagen, Dubai, Dublin, Frankfurt, Geneva, Hong Kong, Houston, Johannesburg, Madrid, Manila, Melbourne, Mexico City, Miami, Milan, Monaco, Nyon, Paris, Perth, Rio de Janeiro, Santiago, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tel Aviv, Tokyo, Toronto, and Zurich.
As of March 31, 2024, we had 2,119 brokers, salespeople, managers, technology professionals and other front-office personnel across our businesses.
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
In connection with the Corporate Conversion on July 1, 2023, BGC Group amended and restated its certificate of incorporation to reflect an increase in the authorized shares of BGC Group Class A common stock to 1,500,000,000; an increase in the authorized shares of BGC Group Class B common stock to 300,000,000; and a provision providing for exculpation to officers of BGC Group pursuant to Section 102(b)(7) of the DGCL. Additionally, BGC Group amended and restated its bylaws to adopt a provision providing that Delaware courts shall be the exclusive forum for certain matters.
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
The FMX Equity Partners contributed $171.7 million between April 23, 2024 and April 24, 2024 into FMX in exchange for a 25.75% ownership interest at a post-money equity valuation of $666.7 million. The FMX Equity Partners received an additional 10.3% of equity ownership subject to driving trading volumes and meeting certain volume targets across the FMX ecosystem. FMX Futures Exchange is expected to launch in September 2024.
FMX combines the world’s fastest growing cash U.S. Treasuries platform with its spot Foreign Exchange business, along with its U.S. interest rate futures exchange. FMX’s cash U.S. Treasuries platform, formerly known as Fenics UST, has been renamed FMX UST. FMX’s spot Foreign Exchange business, formerly known as Fenics FX, has been renamed FMX FX.
FMX UST revenue increased by over 33.0% in the first quarter of 2024 compared to the first quarter of 2023, on a 21.0% improvement in average daily volume. FMX UST grew its central limit order book market share to 28.0% for the first quarter, up from 26.0% in the fourth quarter of 2023, and 21.0% a year ago.
Fenics
For the purposes of this document and subsequent SEC filings, all of our higher margin, technology-driven businesses are referred to as Fenics. We categorize our Fenics businesses as Fenics Markets and Fenics Growth Platforms. Fenics Markets includes the fully electronic portion of BGC’s brokerage businesses, data, network and post-trade revenues that are unrelated to Fenics Growth Platforms, as well as Fenics Integrated revenues. Fenics Growth Platforms includes FMX UST, Fenics GO, Lucera, FMX FX, PortfolioMatch and other newer standalone platforms. Revenue generated from data, network and post-trade attributable to Fenics Growth Platforms are included within their related businesses.
Historically, technology-based product growth has led to higher margins and greater profits over time for exchanges and wholesale financial intermediaries alike, even if overall Company revenues remain consistent. This is largely because automated and electronic trading efficiency allows the same number of employees to manage a greater volume of trades as the marginal cost of incremental trading activity falls. Over time, the conversion of exchange-traded and OTC markets to fully electronic trading has also typically led to an increase in volumes which offset lower commissions, and often lead to similar or higher overall revenues. We have been a pioneer in creating and encouraging hybrid and fully electronic execution, and continually work with our customers to expand such trading across more asset classes and geographies.
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
We expect to benefit from the trend towards electronic trading, increased demand for market data, and the need for increased connectivity, automation, and post-trade services. We continue to onboard new customers as the opportunities created by electronic and algorithmic trading continue to transform our industry. We continue to roll out our next-generation Fenics execution platforms across more products and geographies with the goal of seamlessly integrating the liquidity of voice transactions with customer electronic orders either by a GUI, API, or web-based interface.
Revenues in our Fenics businesses increased 6.4%, to a record $149.3 million for the three months ended March 31, 2024, as compared to the prior year period.
Within our Fenics businesses, Fenics Markets revenue grew 3.6% to $127.4 million in the first quarter of 2024 as compared to the prior year period. Fenics Markets growth was driven by higher electronic Rates and Credit volumes, along with strong Fenics Market Data subscription revenues.
Fenics Growth Platforms revenue grew 26.2% to $21.9 million in the first quarter of 2024, as compared to the prior year period, primarily driven by FMX UST, PortfolioMatch, Lucera, and Capitalab. Collectively, our newer Fenics Growth Platform offerings are not yet fully up to scale, but continue to grow at a leading rate. Over time, we expect these new products and services to become profitable, high-margin businesses as their scale and revenues increase, all else equal.
We continue to invest in our Fenics Growth Platforms, and notable highlights for the first quarter of 2024 include:
•FMX UST revenue increased by over 33% on a 21% improvement in average daily volume.
•PortfolioMatch more than doubled its U.S. credit volumes year-over-year. These record volumes drove revenues 87% higher. PortfolioMatch continues to onboard new accounts and increase its market share in its rapidly growing segment of the market.
•Lucera, our network business, revenues grew by 36%, primarily driven by new clients and expansion of existing client agreements. Lucera’s subscription based revenues have consistently grown by strong double-digits.
•Capitalab, our post-trade business, generated revenue growth of 40%, driven by higher interest rate compression.
Total revenues from our high-margin Data, network and post-trade business, which is predominately comprised of recurring revenue, increased by 13.9%, to $30.9 million, for the three months ended March 31, 2024, as compared to the prior year period.
Data, network and post-trade revenue growth for the first quarter of 2024 was driven by broad based revenue growth across Fenics Market Data, Lucera, and Capitalab.
Fenics brokerage revenues increased by 4.6% to $118.4 million for the three months ended March 31, 2024, as compared to the prior year period.
Fenics’ revenue growth was led by Fenics Rates, Credit and Data, network and post-trade businesses, and Fenics represented 25.8% of BGC’s overall revenue in the first quarter of 2024.
Acquisitions
On November 1, 2023 the Company completed the acquisition of ContiCap, an independent financial product intermediary specializing in emerging markets.
On November 1, 2023 the Company completed the acquisition of Open Energy Group, a technology-driven marketplace and brokerage for renewable energy asset sales and project finance.
On February 28, 2023 the Company completed the acquisition of Trident, primarily operating as a commodity brokerage and research company, offering OTC and exchange traded energy and environmental products.

Brands and Trademarks
The trademarks/service marks and/or registered trademarks/service marks of BGC Group and/or its affiliates in the U.S. and/or other jurisdictions are Amerex, Aurel, Aurel BGC, Capitalab, Caventor, CBID, Conticap, CreditMatch, BGC, BGC Group, BGC Partners, BGC Trader, ELX, Euro Brokers, Fenics, Fenics.com, Fenics Markets Xchange, Fenics Digital, Fenics UST, Fenics FX, Fenics Repo, Fenics Direct, Fenics MID, Fenics MD, Fenics Market Data, Fenics GO, Fenics PortfolioMatch, FMX, FMX Futures, FMX Markets Xchange, FMX UST, FMX FX, FMX Repo, GFI, GFI Ginga, kACE2, Lake Securities, Latium Capital, LumeFX, LumeMarkets, Lucera, Martin Brokers, Maxcor, Matchbox, Mint, MIS Brokers, Perimeter Markets Inc., Poten & Partners, RP Martin, Tower Bridge, Sunrise Brokers, Swaptioniser and VolumeMatch.
Other Matters
In February 2022, the U.S., U.K., EU, and other countries imposed sanctions on Russian counterparties, and as a result BGC has ceased trading with those clients. The Company derived less than 1% of total revenue from its Moscow branch and sanctioned Russian counterparties. During the three months ended March 31, 2024 and 2023, the Company reserved $2.0 million and $2.0 million, respectively, in connection with unsettled trades and receivables with sanctioned Russian entities.
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
On July 1, 2021, the OECD released a statement on the Two-Pillar Solution to Address the Tax Challenges Arising From the Digitalization of the Economy, reflecting the agreement of 130 of the member jurisdictions of the Inclusive Framework on some key parameters with respect to Pillars I and II. The objective is to introduce a global minimum tax rate of 15% applicable to multinational groups with global book revenue in excess of EUR 750 million. The tax has the effect of increasing the ETR to 15% in jurisdictions where the ETR calculated under the GloBE Rules is under 15%. In December 2022, the Council of the EU unanimously adopted the EU Minimum Tax Directive, which would require member states to implement these rules. Due to complexities in applying the legislation and calculating GloBE income, the detailed quantitative impact of the enacted or substantively enacted legislation is not yet reasonably estimable. Management performed an analysis of the potential impact of the Pillar Two provisions on its multinational activities. Based on that analysis, management does not believe that the Pillar Two tax regime will result in a material increase to its tax expense. Management will continue to evaluate the potential impact the Pillar Two Framework may have on the future results of operations and financial condition.
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
During the fourteen years between 2008 and 2022, BGC and the entire financial service industry’s trading volumes were constrained by low interest rates and quantitative easing. Manufactured zero and near-zero interest rates caused the breakdown and disappearance of the historic correlation between issuance and trading volume growth. The change in central bank monetary policies away from zero interest rates, following the highest inflation in decades, together with rising interest rates set the stage for a resurgence in secondary market trading volumes for rates, credit and foreign exchange. We believe the return of this strong positive correlation in the current macro trading environment, which has meaningful interest rates and issuance that is multiples above 2008 levels, positions BGC to benefit and drive its trading volumes, revenue and profitability higher for the foreseeable future.
On March 4, 2024, our company made the announcement that it would be joining the S&P SmallCap 600 Index, with the inclusion taking effect before trading commenced on March 18, 2024. The S&P SmallCap 600 is designed to track the performance of the small-cap sector of the U.S. stock market.
Brexit
On January 1, 2021, the U.K. formally left the EU and U.K.-EU trade became subject to a new agreement that was concluded in December of 2020. The exit from the EU is commonly referred to as Brexit. Financial services fall outside of the scope of this trade agreement. At the time, the relationship was expected to be determined by a series of “equivalence decisions,” each of which would grant mutual market access for a limited subset of financial services where either party finds the other party has a regulatory regime that achieves similar outcomes to its own. In March 2021, the U.K. and EU entered into a Memorandum of Understanding on Financial Services Regulatory Cooperation which creates a structure for dialogue but does not include commitments on equivalence.
In light of ongoing uncertainties, market participants are still adjusting the way in which they conduct business between the U.K. and EU. The impact of Brexit on the U.K.-EU flow of financial services and economies of the U.K. and the EU member states continues to evolve.
We have implemented measures to ensure continuity of service in Europe and continue to have regulated offices in place in many of the major European markets. As part of our ongoing Brexit strategy, ownership of BGC Madrid, Copenhagen and Frankfurt and GFI Paris, Madrid and Dublin branches were transferred to Aurel BGC SAS (a French-based operation and therefore based in the EU) in July 2020. We have been generally increasing our footprint in the EU, including the establishment of a new branch office of Aurel BGC SAS in Milan, and a new office in Monaco under a new local Monaco subsidiary.
Regardless of these and other mitigating measures, our European headquarters and largest operations are in London, and market access risks and uncertainties have had and could continue to have a material adverse effect on our customers, counterparties, business, prospects, financial condition and results of operations. Furthermore, in the future the U.K. and EU’s regulation may further diverge, which could disrupt and increase the costs of our operations, and result in a loss of existing levels of cross-border market access.
Regulation
Regulators in the U.S. have finalized most of the new rules across a range of financial marketplaces, including OTC derivatives, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act. Many of these rules became effective in prior years, while ongoing phase-ins are anticipated over coming years.

In addition to regulations in the U.S., legislators and regulators in Europe have crafted similar rules: MiFID II, which made sweeping changes to market infrastructure, European Market Infrastructure Regulation, which focused specifically on derivatives, and Capital Requirements Directive IV for prudential standards. Over the past few years, European policymakers have launched various reviews of post-financial crisis legislation, leading to legislative updates such as EMIR Regulatory Fitness and Performance and CRD V. In May 2019, the European Securities Market Authority produced a report on proposals to further enhance the harmonization and standardization of derivatives reporting under EMIR, known as EMIR Refit. These proposals will require significant changes to the content and format of trade and transaction reporting systems across the industry. The current go-live dates for these changes are April 29, 2024 for Europe and September 30, 2024 for the U.K. We remain on track to be in compliance with the reporting enhancements. Furthermore, they introduced a new prudential regime tailored specifically to investment firms such as our firm – the Investment Firm Review. As all these rules take effect, they will continue to alter the environment in which we operate. We note that various internal and external factors have made the EU more rigid in its regulatory approach to non-EU countries, which could impact the ease with which the global financial system is connected.
In 2019, a new European Commission took office which may, over the course of its five-year mandate, introduce new legislative proposals for the Financial Services Sector and change the Brexit landscape for EU and U.K. financial firms alike. We are unable to predict how any of these new laws and proposed rules and regulations in the U.S., the EU or the U.K. will be implemented or in what form, or whether any additional or similar changes to statutes or rules and regulations, including the interpretation or implementation thereof or a relaxation or other amendment of existing rules and regulations, will occur in the future. Any such action could affect us in substantial and unpredictable ways, including important changes in market infrastructure, increased reporting costs and a potential rearrangement in the sources of available revenue in a more transparent market. Certain enhanced regulations could subject us to the risk of fines, sanctions, enhanced oversight, increased financial or capital requirements and additional restrictions or limitations on our ability to conduct or grow our businesses, and could otherwise have an adverse effect on our businesses, financial condition, results of operations and prospects. We believe that uncertainty and potential delays around the final form of such new rules and regulations may negatively impact our customers and trading volumes in certain markets in which we transact, although a relaxation of existing rules and requirements could potentially have a positive impact in certain markets. Increased capital requirements may also diminish transaction velocity.
BGC Derivative Markets and GFI Swaps Exchange, our subsidiaries, operate as SEFs. Mandatory Dodd-Frank Act compliant execution on SEFs by eligible U.S. persons for “made available to trade” products, and a wide range of other rules relating to the execution and clearing of derivative products have been implemented. We also own ELX, which became a dormant contract market on July 1, 2017, and in July 2021 we completed the purchase of the CX Futures Exchange (now FMX Futures Exchange) from Cantor, which represents our futures exchange and related clearinghouse. These rules require authorized execution facilities to maintain robust front-end and back-office IT capabilities and to make large and ongoing technology investments. These execution facilities may be supported by a variety of voice and auction-based execution methodologies, and our Hybrid and Fully Electronic trading capability have performed strongly in this regulatory environment.
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
The SEC also adopted final rules on December 13, 2023 regarding central clearing of certain secondary market repurchase and reverse repurchase transactions and secondary market purchase and sale transactions involving U.S. Treasury securities. The central clearing mandate will impact certain market participants who do not clear today, and some have expressed concerns about the potential impact of additional clearing costs on liquidity. The full impact of this change, whether positive or negative, on our industry, our clients or us is unknown at this time.
In addition, several state-level laws in the U.S. that have recently come into effect, and may come into effect in the future, have created and will create new compliance obligations in relation to personal data.

See “Regulation” included in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information related to our regulatory environment.
Industry Consolidation
Over the past decade, there has been significant consolidation among the interdealer-brokers and wholesale brokers with which we compete. We continue to compete with the electronic markets, post-trade and information businesses of the CME, through the various offerings on our Fenics platform, which includes FMX. We will also continue to compete with TP ICAP and Tradition across various Voice/Hybrid brokerage marketplaces as well as via Fenics.
Additionally, there has been an increase in acquisitions of OTC trading platforms by exchanges and electronic marketplaces, such as ICE buying BondPoint and TMC Bonds, Deutsche Börse buying 360T, CBOE buying Hotspot, MarketAxess buying LiquidityEdge, Tradeweb buying Nasdaq’s U.S. Fixed Income Electronic Trading Platform, LSEG acquiring Quantile, etc. We view the recent consolidation in the industry favorably, as we expect it to provide additional operating leverage to our businesses in the future.
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
Rates volumes in particular are influenced by market volumes and, in certain instances, volatility. Historically low and negative interest rates, as well as central bank quantitative easing programs, across the globe significantly reduced the overall trading appetite for rates products. Such programs depressed rates volumes because they entail central banks buying government securities or other securities in the open market in an effort to promote increased lending and liquidity and bring down long-term interest rates. When central banks hold these instruments, they tend not to trade or hedge, thus lowering rates volumes across cash and derivatives markets industry-wide. Following the market dislocation and pandemic, major central banks such as the U.S. Federal Reserve, ECB, Bank of Japan, Bank of England, and Swiss National Bank restarted quantitative easing programs in 2020. Beginning in 2022 inflationary concerns have resulted in rising interest rates and tapering and/or unwinding of central bank asset purchases.
The return of interest rates has led to improved macro trading conditions which has benefited BGC. This improved backdrop is expected to support both BGC’s Fenics and Voice/Hybrid businesses for the foreseeable future.
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

During the three months ended March 31, 2024, industry volumes were generally higher across Rates, Credit and Energy, Commodities, and Shipping compared to the prior year period. Secondary trading volumes were mixed across FX, while volumes were generally lower across Equities compared to the prior year period. BGC’s brokerage revenues were up by 7.3% year-on-year in the quarter, driven by strong performance across Energy, Commodities, and Shipping, Rates, and Foreign Exchange.
Below is an expanded discussion of the volume and growth drivers of our various brokerage product categories.
Rates Volumes and Volatility
Our Rates business is influenced by a number of factors, including global sovereign issuances, interest rates, central bank policies, secondary trading and the hedging of these sovereign debt instruments. The amount of global sovereign debt outstanding remains at historically high levels; the level of secondary trading and related hedging activity was generally higher during the first quarter of 2024 compared to the prior year period. According to Bloomberg and the Federal Reserve Bank of New York, the average daily volume of U.S. Government Securities was up 12% compared to the prior year period. Over the same time period, listed products on CME were down 4%, while interest rate swap volumes traded on SEF were up 24% compared to the first quarter of 2023, according to Clarus. In comparison, our overall Rates revenues were up 6.3%, as compared to a year earlier, to $175.1 million.
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
Energy, Commodities, and Shipping Volumes
Energy, Commodities, and Shipping volumes were higher during the first quarter of 2024 compared to the prior year period. CME and ICE energy futures and options volumes were up 16% and 27%, respectively, compared to the prior year period. In comparison, BGC’s Energy, Commodities, and Shipping revenues increased 32.1%, compared to the prior year period, to $118.5 million.
FX Volumes and Volatility
Global FX volumes were mixed during the first quarter of 2024. Volumes for CME EBS spot FX was down 19%, while Euronext FX was up 18%, during the quarter compared to the prior year period. In comparison, our overall FX revenues increased by 4.8%, compared to the prior year period, to $84.0 million.
Credit Volumes
Our Credit business is impacted by the level of global corporate bond issuance, and interest rates. Credit volumes were generally higher during the first quarter of 2024 compared to the prior year period. FINRA TRACE average daily volume for U.S. Investment Grade was up 19% and U.S. High Yield was up 9% according to Bloomberg and the Federal Reserve Bank of New York, respectively. In comparison, our overall Credit revenues decreased by 2.2%, compared to the prior year period, to $87.6 million.
Equities Volumes
Global equity volumes were generally lower during the first quarter of 2024 compared to the prior year period. According to the Securities Industry and Financial Markets Association, or SIFMA, the average daily volume of U.S. cash equities traded was flat as compared to a year earlier. Over the same timeframe, Eurex average daily volumes of equity and equity index derivatives were down 19% while Euronext equity derivative index volumes were down 18%. However, according to the OCC, the average daily volume of U.S. options was up 3%. BGC’s equity business primarily consists of equity derivatives, particularly European equity derivatives. Our overall revenues from Equities decreased by 7.7%, compared to the prior year period, to $62.9 million.
REGULATORY ENVIRONMENT
See “Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for additional information related to our regulatory environment.
LIQUIDITY
See “Liquidity and Capital Resources” herein for information related to our Liquidity and capital resources.
HIRING
Key drivers of our revenue are front-office producer headcount and average revenue per producer. We believe that our strong technology platform and unique compensation structure have enabled us to use both acquisitions and recruiting to uniquely position us to be able out perform our peer group.
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
As of March 31, 2024, our front-office headcount was 2,119 brokers, salespeople, managers, technology professionals and other front-office personnel, up 5.3% from 2,012 a year ago. Compared to the prior year, average revenue per front-office employee for the three months ended March 31, 2024, increased by 1.3% to $0.3 million.
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

FINANCIAL HIGHLIGHTS
For the three months ended March 31, 2024 compared to the three months ended March 31, 2023
Income from operations before income taxes was $71.1 million compared to $33.2 million in the prior year period.
Total revenues increased $45.7 million compared to the prior year period, or 8.6%, to $578.6 million, largely due to growth of 7.3% in our brokerage revenues, driven by strong growth across most of our asset classes:
•Energy, Commodities, and Shipping increased $28.8 million, or 32.1%;
•Rates increased $10.3 million, or 6.3%;
•FX increased $3.9 million, or 4.8%;
•Credit decreased $2.0 million, or 2.2%; and
•Equities decreased $5.3 million, or 7.7%.
In addition, there was an increase of $4.4 million in Interest and dividend income, primarily driven by income earned on money market funds. Further, there was an increase of $3.8 million in Data, network and post-trade revenues, primarily driven by strong revenue growth across Fenics Market Data, our Lucera network business and our Capitalab post-trade business, as a result of expanding both our client base and our offerings.
Total expenses increased $48.1 million, or 9.6%, to $548.1 million. There was a $38.3 million increase in total compensation expenses primarily driven by higher commission revenues on variable compensation and an increase in equity-based compensation. The $9.8 million increase in non-compensation expenses was primarily driven by an increase in Interest expense related to the BGC Partners 8.000% Senior Notes issued on May 24, 2023 and borrowings on both the Revolving Credit Agreement and BGC Credit Agreement. These higher interest expenses were partially offset by lower interest due to the repayment in full of the BGC Partners 5.375% Senior Notes on July 24, 2023.
Total other income (losses), net increased $40.2 million, to $40.6 million, largely driven by a $36.6 million unrealized gain recorded in the three months ended March 31, 2024 related to fair value adjustments on investments carried under the measurement alternative.

RESULTS OF OPERATIONS
The following table sets forth our unaudited Condensed Consolidated Statements of Operations data expressed as a percentage of total revenues for the periods indicated (dollar amounts in thousands):

	Three Months Ended March 31,
	2024		2023
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$415,172	71.8%	$377,288	70.8%
Principal transactions	112,849	19.5	114,929	21.6
Total brokerage revenues	528,021	91.3	492,217	92.4
Fees from related parties	4,421	0.8	3,957	0.7
Data, network and post-trade	30,903	5.3	27,122	5.1
Interest and dividend income	9,764	1.6	5,315	1.0
Other revenues	5,505	1.0	4,256	0.8
Total revenues	578,614	100.0	532,867	100.0
Expenses:
Compensation and employee benefits	290,842	50.3	267,214	50.1
Equity-based compensation and allocations of net income to limited partnership units and FPUs¹	96,081	16.6	81,373	15.3
Total compensation and employee benefits	386,923	66.9	348,587	65.4
Occupancy and equipment	40,806	7.1	41,165	7.7
Fees to related parties	7,215	1.2	8,440	1.6
Professional and consulting fees	14,259	2.5	15,701	3.0
Communications	30,008	5.2	27,939	5.2
Selling and promotion	16,771	2.9	14,616	2.7
Commissions and floor brokerage	17,392	3.0	15,265	2.9
Interest expense	20,136	3.5	15,742	3.0
Other expenses	14,558	2.4	12,508	2.3
Total expenses	548,068	94.7	499,963	93.8
Other income (losses), net:
Gains (losses) on equity method investments	1,790	0.3	2,062	0.4
Other income (loss)	38,762	6.7	(1,735)	(0.3)
Total other income (losses), net	40,552	7.0	327	0.1
Income (loss) from operations before income taxes	71,098	12.3	33,231	6.3
Provision (benefit) for income taxes	22,057	3.8	12,061	2.3
Consolidated net income (loss)	$49,041	8.5%	$21,170	4.0%
Less: Net income (loss) from operations attributable to noncontrolling interest in subsidiaries	(169)	0.0	2,192	0.4
Net income (loss) available to common stockholders	$49,210	8.5%	$18,978	3.6%
____________________________
1The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2024		2023
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and grants of exchangeability	$33,832	5.9%	$51,966	9.8%
Allocations of net income and dividend equivalents	1,294	0.2	2,380	0.4
LPU amortization	—	0.0	21,431	4.0
RSU, RSU Tax Account, and restricted stock amortization	60,955	10.5	5,596	1.1
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$96,081	16.6%	$81,373	15.3%

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Revenues
Brokerage Revenues
Total brokerage revenues increased by $35.8 million, or 7.3%, to $528.0 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Commission revenues increased by $37.9 million, or 10.0%, to $415.2 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Principal transactions revenues decreased by $2.1 million, or 1.8%, to $112.8 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
Our brokerage revenues from Energy, Commodities, and Shipping increased by $28.8 million, or 32.1%, to $118.5 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, which was primarily driven by strong double-digit volume growth across our energy complex and our environmental business.
Our brokerage revenues from Rates increased by $10.3 million, or 6.3%, to $175.1 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, reflecting strong growth across interest rate derivatives, government bonds, and emerging market rates products.
Our FX revenues increased by $3.9 million, or 4.8%, to $84.0 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, which was primarily driven by higher volumes across emerging markets currencies and options.
Our Credit revenues decreased by $2.0 million, or 2.2%, to $87.6 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily driven by lower trading volumes in Asian credit, partially offset by strong European credit activity.
Our brokerage revenues from Equities decreased by $5.3 million, or 7.7%, to $62.9 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily driven by lower secondary trading volumes in equity derivative products, partially offset by higher cash equity volumes consistent with industry-wide volumes.
Fees from Related Parties
Fees from related parties increased by $0.5 million, or 11.7%, to $4.4 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This was primarily driven by an increase in revenues in connection with services provided to Cantor.
Data, Network and Post-Trade
Data, network and post-trade revenues increased by $3.8 million, or 13.9%, to $30.9 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This increase was primarily driven by strong revenue growth across Fenics Market Data, Lucera, our network business and Capitalab, our post-trade business, as a result of expanding both our client base and our offerings.
Interest and Dividend Income
Interest and dividend income increased by $4.4 million, or 83.7%, to $9.8 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This was driven by an increase in interest income on money market funds and employee loans, which were primarily driven by changing interest rates and larger balances.
Other Revenues
Other revenues increased by $1.2 million, or 29.3%, to $5.5 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily driven by an increase in consulting income and dividend income on investments.

Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense increased by $23.6 million, or 8.8%, to $290.8 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily driven by higher commission revenues on variable compensation, as well as an increase in newly hired brokers and new business lines.
Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $14.7 million, or 18.1%, to $96.1 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This was primarily driven by an increase in RSU, RSU Tax Account, and restricted stock amortization expenses, partially offset by a cessation of LPU amortization expense, related to the Corporate Conversion, and a decrease in issuance of common stock. The equity based compensation expense also includes the acceleration of approximately 4.3 million restricted stock awards of a former executive officer which resulted in a $25.4 million compensation expense for the three months ended March 31, 2024.
Occupancy and Equipment
Occupancy and equipment expense decreased by $0.4 million, or 0.9%, to $40.8 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
Fees to Related Parties
Fees to related parties decreased by $1.2 million, or 14.5%, to $7.2 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Fees to related parties are allocations paid to Cantor for administrative and support services, such as accounting, occupancy, and legal.
Professional and Consulting Fees
Professional and consulting fees decreased by $1.4 million, or 9.2%, to $14.3 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily driven by a decrease in consulting and other professional services and fees.
Communications
Communications expense increased by $2.1 million, or 7.4%, to $30.0 million for the three months ended March 31, 2024 as compared to three months ended March 31, 2023, primarily driven by an increase in various terminal and line service costs across market data and communications.
Selling and Promotion
Selling and promotion expense increased by $2.2 million, or 14.7%, to $16.8 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily driven by an increase in business related travel and client entertainment.
Commissions and Floor Brokerage
Commissions and floor brokerage expense increased by $2.1 million, or 13.9%, to $17.4 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, which was primarily driven by a higher number of trades in the three months ended March 31, 2024 and an increase in commission expense.

Interest Expense
Interest expense increased by $4.4 million, or 27.9%, to $20.1 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily driven by interest expense related to the Company’s 8.000% Senior Notes issued on May 24, 2023 and higher interest expense related to the borrowings on both the Revolving Credit Agreement and BGC Credit Agreement, partially offset by a decrease in interest expense related to the BGC Partners 5.375% Senior Notes due to their maturity on July 24, 2023.
Other Expenses
Other expenses increased by $2.1 million, or 16.4%, to $14.6 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, which was primarily due to an increase in amortization expenses of intangible assets and an increase in revaluation expenses.
Other Income (Losses), Net
Gains (Losses) on Equity Method Investments
Gains (losses) on equity method investments decreased by $0.3 million, or 13.2%, due to a gain of $1.8 million for the three months ended March 31, 2024 as compared to a gain of $2.1 million for the three months ended March 31, 2023.
Other Income (Loss)
Other income (loss) increased by $40.5 million to a gain of $38.8 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily driven by a $36.6 million unrealized gain recorded related to fair value adjustments on investments carried under the measurement alternative.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes increased by $10.0 million, or 82.9%, to $22.1 million of tax expense for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase was primarily driven by an increase in pre-tax earnings and change in the geographical and business mix of earnings, which can impact our consolidated effective tax rate from period-to-period.
Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries
Net income (loss) attributable to noncontrolling interest in subsidiaries decreased by $2.4 million, or 107.7%, to a loss of $0.2 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to no longer reflecting net income (loss) attributable to noncontrolling interest in subsidiaries related to BGC Holdings as a result of the Corporate Conversion.

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

	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Revenues:
Commissions	$415,172	$388,211	$350,305	$348,720	$377,288	$315,658	$299,430	$309,542
Principal transactions	112,849	73,563	84,725	94,883	114,929	82,169	79,568	88,169
Fees from related parties	4,421	4,226	3,723	4,062	3,957	3,896	3,896	3,625
Data, network and post-trade	30,903	29,551	27,797	27,000	27,122	25,063	23,808	23,391
Interest and dividend income	9,764	16,586	10,150	13,371	5,315	5,501	4,110	8,961
Other revenues	5,505	4,623	5,994	5,044	4,256	4,228	5,755	2,068
Total revenues	578,614	516,760	482,694	493,080	532,867	436,515	416,567	435,756
Expenses:
Compensation and employee benefits	290,842	248,915	233,087	243,387	267,214	181,671	202,353	211,873
Equity-based compensation and allocations of net income to limited partnership units and FPUs	96,081	78,093	69,268	126,644	81,373	89,332	57,730	46,133
Total compensation and employee benefits	386,923	327,008	302,355	370,031	348,587	271,003	260,083	258,006
Occupancy and equipment	40,806	41,062	40,028	40,488	41,165	40,197	38,710	39,921
Fees to related parties	7,215	9,172	7,046	7,991	8,440	7,377	6,551	6,009
Professional and consulting fees	14,259	16,144	13,734	14,819	15,701	24,286	15,048	13,810
Communications	30,008	29,169	29,222	27,813	27,939	26,237	26,802	27,166
Selling and promotion	16,771	17,009	14,939	15,320	14,616	14,461	11,373	12,443
Commissions and floor brokerage	17,392	15,342	14,755	16,161	15,265	13,591	13,104	14,239
Interest expense	20,136	20,795	20,780	19,914	15,742	14,788	14,499	14,342
Other expenses	14,558	26,519	22,030	13,221	12,508	26,695	19,951	23,010
Total expenses	548,068	502,220	464,889	525,758	499,963	438,635	406,121	408,946
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	—	—	—	—	(846)	(183)	—
Gains (losses) on equity method investments	1,790	2,584	2,094	2,412	2,062	2,158	3,230	2,729
Other income (loss)	38,762	14,765	3,967	(1,011)	(1,735)	2,415	5,545	1,909
Total other income (losses), net	40,552	17,349	6,061	1,401	327	3,727	8,592	4,638
Income (loss) from operations before income taxes	71,098	31,889	23,866	(31,277)	33,231	1,607	19,038	31,448
Provision (benefit) for income taxes	22,057	10,626	5,314	(9,067)	12,061	(1,991)	10,813	15,105
Consolidated net income (loss)	$49,041	$21,263	$18,552	$(22,210)	$21,170	$3,598	$8,225	$16,343
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	(169)	1,318	1,506	(2,506)	2,192	1,382	2,463	1,581
Net income (loss) available to common stockholders	$49,210	$19,945	$17,046	$(19,704)	$18,978	$2,216	$5,762	$14,762

The table below details our brokerage revenues by product category for the indicated periods (dollar amounts in thousands):

	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Brokerage revenue by product:
Rates	$175,085	$155,802	$145,703	$144,209	$164,737	$123,594	$129,971	$137,129
Energy, Commodities, and Shipping	118,464	104,739	93,120	98,688	89,659	73,608	68,975	66,687
FX	84,023	77,226	79,795	77,527	80,158	71,868	73,481	74,347
Credit	87,592	65,642	63,747	65,806	89,549	68,067	58,187	61,257
Equities	62,857	58,365	52,665	57,373	68,114	60,690	48,384	58,291
Total brokerage revenues	$528,021	$461,774	$435,030	$443,603	$492,217	$397,827	$378,998	$397,711
Brokerage revenue by product (percentage):
Rates	33.2%	33.8%	33.5%	32.5%	33.5%	31.0%	34.3%	34.5%
Energy, Commodities, and Shipping	22.4	22.7	21.4	22.2	18.2	18.5	18.2	16.8
FX	15.9	16.7	18.3	17.5	16.3	18.1	19.4	18.7
Credit	16.6	14.2	14.7	14.8	18.2	17.1	15.3	15.4
Equities	11.9	12.6	12.1	13.0	13.8	15.3	12.8	14.6
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Brokerage revenue by type:
Voice/Hybrid	$409,597	$360,536	$337,522	$345,478	$379,005	$313,994	$297,316	$311,541
Fully Electronic[1]	118,424	101,238	97,508	98,125	113,212	83,833	81,682	86,170
Total brokerage revenues	$528,021	$461,774	$435,030	$443,603	$492,217	$397,827	$378,998	$397,711
Brokerage revenue by product (percentage):
Voice/Hybrid	77.6%	78.1%	77.6%	77.9%	77.0%	78.9%	78.4%	78.3%
Fully Electronic[1]	22.4	21.9	22.4	22.1	23.0	21.1	21.6	21.7
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
____________________________
1Includes Fenics Integrated.
LIQUIDITY AND CAPITAL RESOURCES
Balance Sheet
Our balance sheet and business model are not capital intensive. Our assets consist largely of Cash and cash equivalents, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term capital (equity and notes payable) is held to support the less liquid assets and potential capital investment opportunities. Total assets as of March 31, 2024 were $4.4 billion, an increase of 37.8% as compared to December 31, 2023. The increase in total assets was driven primarily by an increase in Receivables from broker-dealers, clearing organizations, customers and related broker-dealers, Accrued commissions and other receivables, net, and Loans, forgivable loans and other receivables from employees and partners, net. We maintain a significant portion of our assets in Cash and cash equivalents and Financial instruments owned, at fair value, with Cash and cash equivalents as of March 31, 2024 of $566.8 million, and our Liquidity as of March 31, 2024 of $615.7 million. See “Liquidity Analysis” below for a further discussion of our Liquidity and a reconciliation to the most comparable GAAP financial measure. Our Financial instruments owned, at fair value, were $48.9 million as of March 31, 2024, compared to $45.8 million as of December 31, 2023.
As part of our cash management process, we may enter into Reverse Repurchase Agreements and other short-term investments, some of which may be with Cantor. As of both March 31, 2024 and December 31, 2023, there were no Reverse Repurchase Agreements outstanding. Further, as of both March 31, 2024 and December 31, 2023, there were no Repurchase Agreements or Securities loaned outstanding.

Additionally, in August 2013, the Audit Committee authorized us to invest up to $350.0 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including policies relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of both March 31, 2024 and December 31, 2023, we did not have any investments in the program.
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
As discussed below, our Liquidity remained strong at $615.7 million as of March 31, 2024, which can be used for share repurchases, dividends, new hires, tax payments, ordinary movements in working capital, and our continued investment in Fenics Growth Platforms. During the three months ended March 31, 2024, we repurchased 9.8 million shares of BGC Class A common stock for aggregate consideration of $68.5 million, representing a weighted-average price per share of $6.98.
As of May 7, 2024, we have repurchased an additional 1.4 million shares of BGC Class A common stock during the second quarter for aggregate consideration of $11.7 million, representing a weighted-average price per share of $8.31.
On April 29, 2024, our Board declared a $0.02 dividend for the first quarter of 2024. Our current capital allocation priorities are to return capital to stockholders and to continue investing in the growth of our business.
Notes Payable and Other Borrowings
Unsecured Senior Revolving Credit Agreement
On March 12, 2024, the Company repaid in full the $240.0 million of borrowings outstanding under the Revolving Credit Agreement. As of March 31, 2024, there were no borrowings outstanding under the Revolving Credit Agreement. As of December 31, 2023, there were $240.0 million of borrowings outstanding under the Revolving Credit Agreement. BGC Group recorded interest expense related to the Revolving Credit Agreement of $3.7 million for the three months ended March 31, 2024. BGC Partners recorded interest expense related to the Revolving Credit Agreement of $1.2 million for the three months ended March 31, 2023.

On April 1, 2024, we borrowed $275.0 million under the Revolving Credit Agreement, and used the proceeds from such borrowing, along with cash on hand, to repay the principal and interest related to all of the $275.0 million of borrowings outstanding under the BGC Credit Agreement. On April 26, 2024, the Company amended and restated the Revolving Credit Agreement, to, among other things, extend the maturity date to April 26, 2027 and provide the Company with the right to increase the facility up to $475.0 million, subject to certain conditions being met. The borrowing rates and financial covenants under the amended and restated Credit Agreement are substantially unchanged. Our Liquidity remains strong and was $615.7 million as of March 31, 2024, as discussed below.
See Note 17—“Notes Payable and Other Borrowings” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our Revolving Credit Agreement.
BGC Credit Agreement with Cantor
On March 8, 2024, the Company entered into a second amendment to the BGC Credit Agreement which further amends the BGC Credit Agreement, The BGC Credit Agreement automatically extends for successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date, in which case the BGC Credit Agreement will terminate six months following receipt of such notice. On March 12, 2024, the Company borrowed $275.0 million from Cantor under the BGC Credit Agreement and used the proceeds from such borrowing to repay the principal and interest related to all of the $240.0 million of borrowings outstanding under the Revolving Credit Agreement. As of March 31, 2024, there were $275.0 million of borrowings by the Company outstanding under the BGC Credit Agreement. As of December 31, 2023, there were no borrowings by BGC Partners or Cantor outstanding under this agreement. As of March 31, 2024, the interest rate on this facility was 6.92%. The Company recorded interest expense related to the BGC Credit Agreement of $1.1 million for the three months ended March 31, 2024. The Company did not record any interest expense related to the BGC Credit Agreement for the three months ended March 31, 2023.
On April 1, 2024, the Company borrowed $275.0 million under the Revolving Credit Agreement, and used the proceeds from such borrowing, along with cash on hand, to repay the principal and interest related to all of the $275.0 million of borrowings outstanding under the BGC Credit Agreement. See Note 13—“Related Party Transactions” and Note 17—“Notes Payable and Other Borrowings” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our BGC Credit Agreement with Cantor.
5.375% Senior Notes due July 24, 2023
On July 24, 2018, BGC Partners issued an aggregate of $450.0 million principal amount of BGC Partners 5.375% Senior Notes. The BGC Partners 5.375% Senior Notes were general senior unsecured obligations of BGC Partners. On July 24, 2023, BGC Partners repaid the $450.0 million principal amount plus accrued interest on the BGC Partners 5.375% Senior Notes using the proceeds from the issuance of the BGC Partners 8.000% Senior Notes, cash on hand and borrowings under the Revolving Credit Agreement. We recorded interest expense related to the 5.375% Senior Notes of $6.4 million for the three months ended March 31, 2023.
See Note 13—“Related Party Transactions” and Note 17—“Notes Payable and Other Borrowings” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our 5.375% Senior Notes.
Exchange Offer and Market-Making Registration Statement
On October 6, 2023, we completed the Exchange Offer, in which we exchanged BGC Partners Notes for new notes issued by BGC Group with the same respective interest rates, maturity dates and substantially identical terms as the tendered notes, and cash. In connection with the Exchange Offer, and on behalf of BGC Partners, we also solicited consents from (i) holders of the BGC Partners Notes to certain proposed amendments to the indenture and supplemental indentures pursuant to which such BGC Partners Notes were issued to, among other things, eliminate certain affirmative and restrictive covenants and events of default, including the “Change of Control” provisions, which had applied to each series of the BGC Partners Notes, and (ii) from holders of the BGC Partners 8.000% Senior Notes to amend the registration rights agreement relating thereto to terminate such agreement.
On October 19, 2023, we filed a resale registration statement on Form S-3 pursuant to which CF&Co may make offers and sales of the BGC Group Notes in connection with ongoing market-making transactions which may occur from time to time. Such market-making transactions in these securities may occur in the open market or may be privately negotiated at prevailing market prices at a time of resale or at related or negotiated prices. Neither CF&Co, nor any other of our affiliates, has any obligation to make a market in our securities, and CF&Co or any such other affiliate may discontinue market-making activities at any time without notice.

See Note 17—“Notes Payable and Other Borrowings” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our Exchange Offer and the market-making registration statement.
3.750% Senior Notes due October 1, 2024
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
The outstanding aggregate principal amount of BGC Group 3.750% Senior Notes, which are general senior unsecured obligations of BGC Group, was $255.5 million as of March 31, 2024. There were no BGC Group 3.750% Senior Notes outstanding as of March 31, 2023. BGC Group recorded interest expense related to the BGC Group 3.750% Senior Notes of $2.6 million for the three months ended March 31, 2024. BGC Group did not record interest expense related to the BGC Group 3.750% Senior Notes for the three months ended March 31, 2023.
The outstanding aggregate principal amount of BGC Partners 3.750% Senior Notes, which are general senior unsecured obligations of BGC Partners, was $44.5 million as of March 31, 2024. The outstanding aggregate principal amount of BGC Partners 3.750% Senior Notes was $300.0 million as of March 31, 2023. BGC Partners recorded interest expense related to the BGC Partners 3.750% Senior Notes of $0.4 million and $3.0 million for the three months ended March 31, 2024 and 2023, respectively.
The BGC Group 3.750% Senior Notes and the BGC Partners 3.750% Senior Notes will mature on October 1, 2024. We intend to either refinance the 3.750% Senior Notes prior to maturity, or use cash on hand, cash flow from operations, the Revolving Credit Agreement, or the BGC Credit Agreement to settle such amounts.
See Note 13—“Related Party Transactions” and Note 17—“Notes Payable and Other Borrowings” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our 3.750% Senior Notes.
4.375% Senior Notes due December 15, 2025
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
The outstanding aggregate principal amount of BGC Group 4.375% Senior Notes, which are general senior unsecured obligations of BGC Group, was $288.1 million as of March 31, 2024. There were no BGC Group 4.375% Senior Notes outstanding as of March 31, 2023. BGC Group recorded interest expense related to the BGC Group 4.375% Senior Notes of $3.3 million for the three months ended March 31, 2024. BGC Group did not record interest expense related to the BGC Group 4.375% Senior Notes for the three months ended March 31, 2023.
The outstanding aggregate principal amount of BGC Partners 4.375% Senior Notes, which are general senior unsecured obligations of BGC Partners, was $11.9 million as of March 31, 2024.The outstanding aggregate principal amount of BGC Partners 4.375% Senior Notes was $300.0 million as of March 31, 2023. BGC Partners recorded interest expense related to the BGC Partners 4.375% Senior Notes of $0.1 million and $3.4 million for the three months ended March 31, 2024 and 2023, respectively.
See Note 13—“Related Party Transactions” and Note 17—“Notes Payable and Other Borrowings” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our 4.375% Senior Notes.

8.000% Senior Notes due May 25, 2028
The outstanding aggregate principal amount of BGC Group 8.000% Senior Notes, which are general senior unsecured obligations of BGC Group, was $347.2 million as of March 31, 2024. There were no BGC Group 8.000% Senior Notes outstanding as of March 31, 2023. BGC Group recorded interest expense related to the BGC Group 8.000% Senior Notes of $7.1 million for the three months ended March 31, 2024. BGC Group did not record interest expense related to the BGC Group 8.000% Senior Notes for the three months ended March 31, 2023.
The outstanding aggregate principal amount of BGC Partners 8.000% Senior Notes, which are general senior unsecured obligations of BGC Partners, was $2.8 million as of March 31, 2024. There were no BGC Partners 8.000% Senior Notes outstanding as of March 31, 2023. BGC Partners recorded interest expense related to the BGC Partners 8.000% Senior Notes of $0.1 million for the three months ended March 31, 2024. BGC Partners did not record interest expense related to the BGC Partners 8.000% Senior Notes for the three months ended March 31, 2023.
See Note 13—“Related Party Transactions” and Note 17—“Notes Payable and Other Borrowings” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our 8.000% Senior Notes.
Collateralized Borrowing
On April 8, 2019, BGC Partners entered into a $15.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.77% and matured on April 8, 2023, at which point the loan was repaid in full; therefore, there were no borrowings as of March 31, 2024 and December 31, 2023. The interest expense related to this secured loan arrangement for the three months ended March 31, 2023 was nil.
On April 19, 2019, BGC Partners entered into a $10.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.89% and matured on April 19, 2023, at which point the loan was repaid in full; therefore, there were no borrowings as of March 31, 2024 and December 31, 2023. The interest expense related to this secured loan arrangement for the three months ended March 31, 2023 was nil.
See Note 17—“Notes Payable and Other Borrowings” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our collateralized borrowings.
Weighted-average Interest Rate
For the three months ended March 31, 2024 and 2023, the weighted-average interest rate of our total Notes payable and other borrowings, which include our Revolving Credit Agreement, Company Debt Securities, BGC Credit Agreement, and collateralized borrowings, was 5.51% and 5.84%, respectively.
Short-term Borrowings
On August 22, 2017, BGC Partners entered into a committed unsecured loan agreement with Itau Unibanco S.A. The agreement provided for short-term loans of up to $4.0 million (BRL 20.0 million). Borrowings under this agreement bore interest at the Brazilian Interbank offering rate plus 3.20%. During June 2023, the borrowings under this agreement were repaid in full, and the loan was terminated. As of March 31, 2024 and December 31, 2023, there were no borrowings outstanding under the agreement. As of March 31, 2023, the interest rate was 17.00%. BGC Partners recorded interest expense related to the agreement of $0.1 million for the three months ended March 31, 2023.
On August 23, 2017, BGC Partners entered into a committed unsecured credit agreement with Itau Unibanco S.A. The agreement provided for an intra-day overdraft credit line up to $10.0 million (BRL 50.0 million). On August 20, 2021, the agreement was renegotiated, increasing the credit line to $12.0 million (BRL 60.0 million). On May 22, 2023 the agreement was renegotiated, increasing the credit line to $14.0 million (BRL 70.0 million.) This agreement bears a fee of 1.35% per year and the maturity date of the agreement is May 17, 2024. As of March 31, 2024 and December 31, 2023, there were no borrowings outstanding under this agreement. The bank fees related to the agreement were nil for each of the three months ended March 31, 2024 and 2023.
See Note 17—“Notes Payable and Other Borrowings” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our short-term borrowings.

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
As of March 31, 2024, the Company had $50.0 million remaining under its debt repurchase authorization.
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
At December 31, 2019, the Company completed the calculation of the one-time transition tax on the deemed repatriation of foreign subsidiaries’ earnings pursuant to the Tax Act and previously recorded a net cumulative tax expense of $28.6 million, net of foreign tax credits. An installment election can be made to pay the taxes over eight years with 40% paid in equal installments over the first five years and the remaining 60% to be paid in installments of 15%, 20% and 25% in years six, seven and eight, respectively. The cumulative remaining balance as of March 31, 2024 was $18.8 million.
As of March 31, 2024, the Company and its consolidated subsidiaries had $566.8 million of Cash and cash equivalents. The Company and its consolidated subsidiaries held securities of $48.9 million within their Liquidity position as of March 31, 2024. In addition, the FMX Equity Partners contributed $171.7 million between April 23, 2024 and April 24, 2024 into FMX.

Discussion of the three months ended March 31, 2024
The table below presents our Liquidity Analysis as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
(in thousands)
Cash and cash equivalents	$566,791	$655,641
Financial instruments owned, at fair value	48,905	45,792
Total	$615,696	$701,433
The $85.7 million decrease in our Liquidity position from $701.4 million as of December 31, 2023 to $615.7 million as of March 31, 2024 was primarily related to share repurchases of $68.6 million, ordinary movements in working capital, capitalized expenditures, tax payments, dividends and distributions, and our continued investment in Fenics Growth Platforms, partially offset by borrowings of $275.0 million principal amount on the BGC Credit Agreement, net of repayment of the $240.0 million of borrowings on the Revolving Credit Agreement, and cash flows from operations.
Discussion of the three months ended March 31, 2023
The table below presents our Liquidity Analysis as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
(in thousands)
Cash and cash equivalents	$493,496	$484,989
Financial instruments owned, at fair value	41,302	39,319
Total	$534,798	$524,308
The $10.5 million increase in our Liquidity position from $524.3 million as of December 31, 2022 to $534.8 million as of March 31, 2023, was primarily related to cash flow from operations and borrowings on the Revolving Credit Agreement, partially offset by ordinary movements in working capital, the acquisition of Trident, tax payments, dividends and distributions, share repurchases and our continued investment in Fenics Growth Platforms.
CREDIT RATINGS
As of March 31, 2024, our public long-term credit ratings and associated outlooks were as follows:

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

CLEARING CAPITAL
In November 2008, we entered into a clearing capital agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on our behalf. In June 2020, this clearing capital agreement was amended to cover Cantor providing clearing services in all eligible financial products to us and not just U.S. Treasury and U.S. government agency securities. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to us, Cantor shall be entitled to request from us cash or other collateral acceptable to Cantor in the amount reasonably requested by Cantor under the clearing capital agreement or Cantor will post cash or other collateral on our behalf for a commercially reasonable charge. During the three months ended March 31, 2024 and 2023, the Company was charged $1.0 million and $0.3 million, respectively, by Cantor for the cash or other collateral posted by Cantor on BGC’s behalf. Cantor had not requested any cash or other property from the Company as collateral as of March 31, 2024.
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
In addition, self-regulatory organizations, such as FINRA and the NFA, along with statutory bodies such as the FCA, the SEC, and the CFTC, require strict compliance with their rules and regulations. The requirements imposed by regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with broker-dealers and are not designed to specifically protect stockholders. These regulations often serve to limit our activities, including through net capital, customer protection and market conduct requirements.
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
As of March 31, 2024, $711.1 million of net assets were held by regulated subsidiaries. As of March 31, 2024, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $394.5 million.
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
See “Regulation” included in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information related to our regulatory environment.

EQUITY
As of March 31, 2024, we have 385.1 million shares of BGC Class A common stock and 109.5 million shares of BGC Class B common stock outstanding. Additional disclosures regarding our accounting for stock transactions and unit redemptions are provided in Note 7—“Stock Transactions and Unit Redemptions” to the Company’s unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The weighted-average share counts, including securities that were anti-dilutive for our earnings per share calculations, for the three months ended March 31, 2024 were as follows (in thousands):

Three Months Ended March 31, 2024
Common stock outstanding[1]	470,517
RSUs and restricted stock (Treasury stock method)[2]	16,976
Other	7,456
Total	494,950
______________________________
1Common stock consisted of shares of BGC Class A common stock, shares of BGC Class B common stock and contingent shares of our Class A common stock for which all necessary conditions have been satisfied except for the passage of time. For the three months ended March 31, 2024, the weighted-average number of shares of BGC Class A common stock was 360.6 million and the weighted-average number of shares of BGC Class B common stock was 109.5 million.
2For the three months ended March 31, 2024, 17.0 million of potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended March 31, 2024, included $14.4 million of participating RSUs and $2.6 million of participating restricted shares of BGC Class A common stock. Also as of March 31, 2024, 60.2 million shares of contingent BGC Class A common stock, non-participating RSUs, and non-participating restricted shares of BGC Class A common stock were excluded from fully diluted EPS computations because the conditions for issuance had not been met by the end of the period. The contingent BGC Class A common stock is recorded as a liability and included in “Accounts payable, accrued and other liabilities” in our unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2024.
Registration Statements
Our effective March 2021 Form S-3 Registration Statement was originally filed on March 8, 2021, with respect to the issuance and sale of up to an aggregate of $300.0 million shares of BGC Class A common stock from time to time on a delayed or continuous basis. As of March 31, 2024, the Company had not issued shares of BGC Class A common stock under the March 2021 Form S-3. We also entered into the July 2023 Sales Agreement, under which we agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. CF&Co is a wholly owned subsidiary of Cantor and an affiliate of BGC. For additional information on our CEO Program sales agreement, see Note 13—“Related Party Transactions” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Our effective 2019 Form S-4 Registration Statement was originally filed on September 13, 2019, with respect to the offer and sale of up to 20 million shares of BGC Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of March 31, 2024, the Company had issued an aggregate of 2.8 million shares of BGC Class A common stock under the 2019 Form S-4 Registration Statement.
Our effective DRIP Registration Statement was originally filed on June 24, 2011, with respect to the offer and sale of up to 10 million shares of BGC Class A common stock under the DRIP. As of March 31, 2024, the Company had issued 0.8 million shares of BGC Class A common stock under the DRIP.

Our effective Equity Plan Registration Statement was originally filed on July 3, 2023 with respect to registering the offer and sale of up to 600 million shares of BGC Class A common stock under the BGC Group Equity Plan. The BGC Group Equity Plan provides for a maximum of 600 million shares of BGC Class A common stock that may be delivered or cash settled pursuant to the exercise or settlement of awards granted under the BGC Group Equity Plan. As of March 31, 2024, the limit on the aggregate number of shares authorized to be delivered under the BGC Group Equity Plan allowed for the grant of future awards relating to 469.4 million shares of BGC Class A common stock.
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
As of March 31, 2024, the Company has issued 1.9 million shares of BGC Class A common stock, 0.2 million of RSUs and paid $53.4 million in cash related to such contingent payments.
As of March 31, 2024, there are 0.4 million shares of BGC Class A common stock, including contingent shares for which all necessary conditions have been satisfied except for the passage of time and which are included in our computation of basic EPS, as well as 0.7 million shares of BGC Class A common stock which will be issued if related targets are met and $4.2 million in cash which will be issued if related targets are met, net of forfeitures and other adjustments.
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
Other legal proceedings
On February 16, 2024, an alleged Company shareholder, Martin J. Siegel, filed a putative class action lawsuit against Cantor Fitzgerald, LP and Howard W. Lutnick in the Delaware Court of Chancery, asserting that the Corporate Conversion was unfair to Class A shareholders of BGC Partners, Inc. because it increased Cantor’s percentage voting control over the Company. The suit is captioned Martin J. Siegel v. Cantor Fitzgerald, LP, C.A. 2024-0146-LWW. Defendants moved to dismiss the complaint on April 22, 2024. While the lawsuit is in its early stages and does not name the Company as a party, the Company believes the action lacks merit.
UNIT REDEMPTIONS AND EXCHANGES, AND EMPLOYMENT ARRANGEMENTS—EXECUTIVE OFFICERS
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
On June 8, 2023, the Company repurchased all of Mr. Windeatt’s 128,279 exchangeable BGC Holdings LPUs at a price of $4.79 per unit, which was the closing price of a share of our Class A common stock on June 8, 2023. The Compensation Committee granted Mr. Windeatt 128,279 non-exchangeable BGC Holdings LPUs on April 1, 2021. Pursuant to the exchange rights schedule of the grant, on April 1, 2023, the 128,279 non-exchangeable BGC Holdings LPUs became immediately exchangeable.
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
MARKET SUMMARY
The following table provides certain volume and transaction count information for the quarterly periods indicated:

	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Notional Volume (in billions)
Total Fully Electronic volume[1]	$15,926	$14,157	$14,051	$13,736	$13,571
Total Hybrid volume	65,806	78,272	67,965	73,109	74,498
Total Fully Electronic and Hybrid volume	$81,732	$92,429	$82,016	$86,845	$88,069
Transaction Count (in thousands, except for days)
Total Fully Electronic transactions[1]	4,639	4,316	4,385	4,351	4,550
Total Hybrid transactions	1,620	1,473	1,401	1,409	1,731
Total Fully Electronic and Hybrid transactions	6,259	5,789	5,786	5,760	6,281
Trading days	63	63	63	63	63
_____________________________________
1Includes Fenics Integrated.
Note:     Certain information may have been recast with current estimates to reflect changes in reporting methodology. Such revisions have no impact on the Company’s revenues or earnings.
Fully Electronic volume, including new products, was $15.9 trillion for the three months ended March 31, 2024, compared to $13.6 trillion for the three months ended March 31, 2023. Our Hybrid volume for the three months ended March 31, 2024 was $65.8 trillion, compared to $74.5 trillion for the three months ended March 31, 2023.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
A summary of our “Critical Accounting Policies and Estimates” is included in Part II Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the period ended December 31, 2023. There were no significant changes made to the Company’s critical accounting policies from those reported in our 2023 Annual report on Form 10-K. See below for updates to the Company’s critical accounting policies due to newly issued compensation awards and other impacts as a result of the Corporate Conversion.
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
Restricted Stock: Restricted stock provided to certain employees is accounted for as an equity award, and as per U.S. GAAP guidance, we are required to record an expense for the portion of the restricted stock that is ultimately expected to vest. We have granted restricted stock prior to the Corporate Conversion that is not subject to continued employment or service; however, transferability is subject to compliance with our and our affiliates’ customary noncompete obligations. Such shares of restricted stock are generally salable by partners in five to ten years. Because the restricted stock is not subject to continued employment or service, the grant-date fair value of the restricted stock is expensed on the date of grant. The non-cash equity-based compensation expense is reflected as part of “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our unaudited Condensed Consolidated Statements of Operations.
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
Limited Partnership Units: Certain BGC employees held LPUs in BGC Holdings and hold LPUs in Newmark Holdings. Generally, such units received quarterly allocations of net income, which were cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. In addition, Preferred Units were granted in connection with the grant of certain LPUs, such as PSUs, which may be granted exchangeability or redeemed in connection with the grant of shares of common stock to cover the withholding taxes owed by the unit holder upon such exchange or grant. This was an acceptable alternative to the common practice among public companies of issuing the gross amount of shares to employees, subject to cashless withholding of shares to pay applicable withholding taxes. Preferred Units were not entitled to participate in partnership distributions other than with respect to the Preferred Distribution. There were none of these LPUs or Preferred Units in BGC Holdings remaining after the Corporate Conversion was completed, while these LPUs and Preferred Units in Newmark Holdings held by BGC employees were not impacted by the Corporate Conversion. The quarterly allocations of net income on BGC Holdings LPUs held by BGC employees were reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our unaudited Condensed Consolidated Statements of Operations prior to the Corporate Conversion, and quarterly allocations of net income on Newmark Holdings LPUs held by BGC employees, which were not impacted by the Corporate Conversion, are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our unaudited Condensed Consolidated Statements of Operations.

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
Certain LPUs were granted exchangeability into shares of BGC or Newmark Class A common stock or were redeemed in connection with the grant of BGC or Newmark Class A common stock issued; BGC Class A common stock was issued on a one-for-one basis, and Newmark Class A common stock is issued based on the number of LPUs exchanged or redeemed multiplied by the then-current Exchange Ratio. At the time exchangeability was granted or shares of BGC or Newmark Class A common stock were issued, we recognized an expense based on the fair value of the award on that grant date, which was included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our unaudited Condensed Consolidated Statements of Operations. There were no LPUs in BGC Holdings remaining after the Corporate Conversion was completed, while LPUs in Newmark Holdings held by BGC employees were not impacted by the Corporate Conversion. During the three months ended March 31, 2024 and 2023, we incurred equity-based compensation expense of $33.8 million and $52.0 million, respectively, related to LPUs and issuance of common stock.
Prior to the Corporate Conversion, certain LPUs had a stated vesting schedule and did not receive quarterly allocations of net income. Compensation expense related to these LPUs was recognized over the stated service period, and these units generally vest between two and five years. During the three months ended March 31, 2023, we incurred equity-based compensation expense related to these LPUs of $21.4 million. This expense is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our unaudited Condensed Consolidated Statements of Operations.
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
As of March 31, 2024 and December 31, 2023, the aggregate balance of employee loans, net of reserve, was $396.1 million and $367.8 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our unaudited Condensed Consolidated Statements of Financial Condition. Compensation expense (benefit) for the above-mentioned employee loans for the three months ended March 31, 2024 and 2023 was $14.8 million and $13.9 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our unaudited Condensed Consolidated Statements of Operations.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1—“Organization and Basis of Presentation” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.
CAPITAL DEPLOYMENT PRIORITIES, DIVIDEND POLICY AND REPURCHASE PROGRAM
BGC’s current capital allocation priorities are to use our liquidity to return capital to stockholders and to continue investing in the growth of our business. We have repurchased or redeemed 11.3 million shares during the three months ended March 31, 2024.

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
BGC Class A common stock. Each share of BGC Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. As of March 31, 2024, there were 410.3 million shares of BGC Class A common stock issued and 385.1 million shares outstanding. On June 21, 2017, Cantor pledged 10.0 million shares of BGC Class A common stock in connection with a partner loan program. On November 23, 2018, those shares of BGC Class A common stock were converted into 10.0 million shares of BGC Class B common stock and remain pledged in connection with the partner loan program, as amended and restated effective as of October 5, 2023 with such modifications thereto as necessary to reflect the Corporate Conversion.
From time to time, we may actively continue to repurchase shares of our Class A common stock including from Cantor, Newmark, our executive officers, other employees, partners and others.
BGC Class B common stock. Each share of BGC Class B common stock is generally entitled to the same rights as a share of BGC Class A common stock, except that on matters submitted to a vote of our stockholders, each share of BGC Class B common stock is entitled to 10 votes. The BGC Class B common stock generally votes together with the BGC Class A common stock on all matters submitted to a vote of our stockholders. As of March 31, 2024, Cantor and CFGM held an aggregate of 96.3 million shares of BGC Class B common stock, representing 88.0% of the outstanding shares of BGC Class B common stock and approximately 65.1% of our total voting power. As of March 31, 2024, Mr. Lutnick and individuals related to Mr. Lutnick owned 13.1 million shares of our outstanding Class B common stock, representing 12.0% of the outstanding shares of BGC Class B common stock and approximately 8.9% of our total voting power. Together, Cantor, CFGM, Mr. Lutnick and individuals related to Mr. Lutnick owned 100% of the outstanding shares of BGC Class B common stock and approximately 74.0% of our total voting power.
Shares of BGC Class B common stock are convertible into shares of BGC Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor, CFGM, Mr. Lutnick and individuals related to Mr. Lutnick converted all of their BGC Class B common stock into BGC Class A common stock on March 31, 2024, Cantor would have held 18.9% of the voting power of our outstanding capital stock, CFGM would have held 0.6% of the voting power, Mr. Lutnick and individuals related to Mr. Lutnick would have held 6.5% of the voting power, and the public stockholders would have held 74.0% of the voting power of our outstanding capital stock (and Cantor and CFGM’s indirect economic interests in BGC U.S. and BGC Global would remain unchanged).
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
Classes of Founding/Working Partner Interests and Limited Partnership Units Prior to the Corporate Conversion
Prior to the Corporate Conversion, our executives and front-office employees held partnership stakes in us and our subsidiaries and generally received their equity compensation through LPUs. Upon the closing of the Corporate Conversion, the BGC Holdings Limited Partnership Agreement was terminated, and the former stockholders of BGC Partners and former limited partners of BGC Holdings now participate in the economics of the BGC businesses through BGC Group. Following the Corporate Conversion, the equity portion of our compensation structure is no longer based upon the issuance of partnership units but instead based upon the use of equity awards, such as RSUs, issued under the Equity Plan in order to incentivize and retain our employees, executive officers, and directors.
Prior to the Corporate Conversion, while BGC Holdings limited partnership interests generally entitled our partners to participate in distributions of income from the operations of our business, upon leaving BGC Holdings (or upon any other redemption or purchase of such limited partnership interests as described below) any such partners were only entitled to receive over time, and provided he or she did not violate certain partner obligations, an amount for his or her BGC Holdings limited partnership interests that reflected such partner’s capital account or compensatory grant awards, excluding any goodwill or going concern value of our business, unless Cantor, in the case of the founding partners, and we, as the general partner of BGC Holdings at that time, otherwise determined. Prior to the Corporate Conversion, we also had the right to effect redemptions of BGC Holdings LPUs and FPUs and concurrently grant shares of our Class A common stock, or to grant our partners the right to exchange their BGC Holdings limited partnership interests for shares of our Class A common stock (if, in the case of founding partners, Cantor so determined and, in the case of working partners and limited partnership unit holders, if we, as the BGC Holdings general partner at that time, with Cantor’s consent, determined otherwise) and thereby allowed them to realize any higher value associated with our Class A common stock. Similar provisions with respect to Newmark Holdings limited partnership interests are contained in the Newmark Holdings limited partnership agreement.
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
Since BGC Holdings held BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests, LPU holders, Founding Partners, and Cantor indirectly had interests in BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests. Further, in connection with the Separation and Distribution Agreement, limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests who at that time held a BGC Holdings limited partnership interest received a corresponding Newmark Holdings limited partnership interest, equal in number to each holder’s BGC Holdings limited partnership interest divided by 2.2 (i.e., 0.4545 of a unit in Newmark Holdings). Accordingly, existing partners at the time of the Separation in BGC Holdings are also partners in Newmark Holdings and received corresponding units issued at the applicable ratio. Thus, such partners have an indirect interest in Newmark OpCo.
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
Corporate Conversion
See “Overview and Business Environment” herein for information related to Corporate Conversion.
Structure of BGC Group, Inc. as of March 31, 2024
The following diagram illustrates our organizational structure as of March 31, 2024. The diagram does not reflect the various subsidiaries of BGC Partners, BGC U.S. OpCo, BGC Global OpCo, or Cantor, or the noncontrolling interests in our consolidated subsidiaries. The diagram also does not reflect certain ownership of BGC Group as follows: (a) for purposes of economic percentages, 20.4 million shares of BGC Group Class A restricted common stock as these are not entitled to receive any dividends (however, these shares of BGC Group Class restricted common stock are included for voting power of BGC Group); (b) 11.1 million assumed RSUs; (c) 34.8 million RSUs converted from former partners’ units in BGC Holdings; (d) 17.4 million RSUs issued in relation to employee compensation; (e) 5.7 million contingent shares to be issued to terminated employees per their respective separation agreements; and (f) 0.4 million contingent shares issued in exchange for acquisition units.

* Percentage includes restricted shares issued in exchange for former partners’ units in BGC Holdings.
** BGC Partners is a wholly owned subsidiary of BGC Group and consolidated with other wholly and non wholly-owned subsidiaries.
*** Public Stockholders includes unrestricted shares owned by employees, executives, and directors due to an inability to track such shares once they leave the Company’s transfer agent.
The diagram reflects the following activity of BGC Class A common stock and BGC Class B common stock from December 31, 2023 through March 31, 2024 as: (a) the restrictions released on 6.3 million shares of BGC Class A common stock; (b) 11.2 million shares of BGC Class A common stock repurchased by us; (c) 3.7 million shares of BGC Class A common stock issued for vested RSUs; (d) 0.5 million shares of BGC Class A common stock issued for contingent shares issued in exchange for acquisition units; (e) 0.4 million shares of BGC Class A common stock issued for contingent shares issued in exchange for former partners’ units in BGC Holdings; (f) 0.6 million shares of BGC Class A restricted common stock forfeited by former partners and employees; and (g) 2.4 million shares of BGC Class A common stock issued for compensation. 0.5 million shares of Class A common stock were issued by us under our acquisition shelf 2019 Form S-4 Registration Statement (Registration No. 333-233761) between December 31, 2023 and March 31, 2024; 17.2 million of such shares remain available for issuance by us under such Registration Statement. Also, an immaterial number of shares of Class A common stock were issued by us under our DRIP Registration Statement (Registration No. 333-173109) between December 31, 2023 and March 31, 2024; 9.2 million of such shares remain available for issuance by us under the DRIP Registration Statement.
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
We also had Financial instruments owned, at fair value, of $48.9 million as of March 31, 2024. These include investments in equity securities, which are publicly-traded. Investments in equity securities carry a degree of risk, as there can be no assurance that the equity securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of equity securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in equity securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in equity securities. See Note 11—“Derivatives” and Note 12—“Fair Value of Financial Assets and Liabilities” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these investments and related hedging activities.
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
The majority of the Company’s foreign currency exposure is related to the U.S. dollar versus the pound sterling and the euro. For the financial assets and liabilities denominated in the pound sterling and euro, including foreign currency hedge positions related to these currencies, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar, holding all other assumptions constant. The analysis used the stress-tested scenario as the U.S. dollar strengthening against both the euro and against the pound sterling. If as of March 31, 2024, the U.S. dollar had strengthened against both the euro and the pound sterling by 10%, the currency movements would have had an aggregate negative impact on our net income of approximately $27.8 million.
Interest Rate Risk
BGC had $950.0 million in fixed-rate debt outstanding as of March 31, 2024. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. As of March 31, 2024, BGC did not have any borrowings outstanding under its Revolving Credit Agreement. The Revolving Credit Agreement interest rate on borrowings is based on SOFR or a defined base rate plus additional margin. In addition, as of March 31, 2024, BGC had $275.0 million of borrowings outstanding under its BGC Credit Agreement. Borrowings under the BGC Credit Agreement bear interest at a rate equal to 25 basis points less than the applicable borrower’s borrowing rate under its revolving credit agreement with third party banks. To assess exposure to interest rate risk, we evaluated the effect of a 1% increase in interest rates, holding all other assumptions constant. The analysis indicated that our consolidated net earnings in the quarter ended March 31, 2024 would have declined by $0.6 million if interest rates increased by an additional 1%.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman of the Board and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman of the Board and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the Company disclosure controls and procedures as of March 31, 2024. Based on that evaluation, the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information required by this Item is set forth in Note 19—“Commitments, Contingencies and Guarantees” to the Company’s unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and under the heading “Legal Proceedings” included in Part I, Item 2 of this Quarterly Report on Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which are incorporated by reference herein.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our Board of Directors and our Audit Committee have authorized repurchases of our Class A common stock and redemptions of equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, and others, including Cantor employees and partners. On July 1, 2023, the BGC Group Board and Audit Committee approved BGC Group’s repurchase authorization in an amount up to $400.0 million. As of March 31, 2024 we had approximately $264.6 million remaining under this authorization and may continue to actively make repurchases or purchases, or cease to make such repurchases or purchases, from time to time.
The table below sets forth certain information regarding BGC’s repurchases of its common stock during the fiscal quarter ended March 31, 2024 (in thousands):

Period	Total Number of Shares Repurchased[1]	Weighted- Average Price Paid per Share	Total Number of Shares Repurchased Under Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Program[2]
January 1, 2024—January 31, 2024	3,609	$6.95	3,035
February 1, 2024—February 29, 2024	6,586	$7.02	6,585
March 1, 2024—March 31, 2024	1,055	$8.23	200
Total Repurchases	11,250	$7.11	9,820	$264,565
1    Includes an aggregate of 1.4 million shares withheld to satisfy tax liabilities due upon the vesting of restricted stock. The average price paid per share for such share withholdings is based on the closing price per share on the vesting date of the restricted stock or, if such date is not a trading day, the trading day immediately prior to such vesting date. The fair value of restricted shares vested but withheld to satisfy tax liabilities was $11.4 million at a weighted-average price of $7.99 per share.
2    Represents amount available under a repurchase program authorized by the Board and Audit Committee on July 1, 2023 up to an amount of $400.0 million for which there is no expiration date.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
10b5-1 Trading Arrangements
During the quarter ended March 31, 2024, none of the Company’s directors or executive officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

2024 Annual Meeting of Stockholders Date
The Board has set the date of the Company’s 2024 Annual Meeting of Stockholders for September 18, 2024, which has been changed by more than 30 days from the first anniversary of our 2023 Annual Meeting of Stockholders. The exact time and place of the 2024 Annual Meeting of Stockholders will be specified in our Notice of 2024 Annual Meeting of Stockholders and related proxy statement.
As previously indicated in our proxy statement for the Company’s 2023 Annual Meeting of Stockholders, if a stockholder desires to present a proposal for inclusion in our proxy statement for the 2024 Annual Meeting of Stockholders, the proposal must be submitted in writing to us for receipt not later than June 4, 2024. Additionally, to be included in our proxy materials, proposals must comply with the proxy rules relating to stockholder proposals, in particular Rule 14a-8 under the Exchange Act. Stockholders who wish to raise a proposal for consideration at the 2024 Annual Meeting of Stockholders, but who do not wish to submit a proposal for inclusion in our proxy materials pursuant to Rule 14a-8, should comply with our bylaws and deliver to us a copy of their proposal no later than June 4, 2024. If a stockholder fails to provide such notice, the respective proposal need not be addressed in our proxy materials and the proxies may exercise their discretionary voting authority if the proposal is raised at the 2024 Annual Meeting of Stockholders. In addition to satisfying the requirements of the advance notice provisions of our bylaws, stockholders who intend to solicit proxies in support of director nominees other than our nominees must provide us with the information required by Rule 14a-19(b) under the Exchange Act. In any case, proposals should be sent to BGC Group, Inc., 499 Park Avenue, 3rd Floor, New York, NY 10022, Attention: Corporate Secretary.

ITEM 6.    EXHIBITS
The exhibit index set forth below is incorporated by reference in response to this Item 6.

Exhibit Number	Exhibit Title

10.1
Second Amendment, dated as of March 8, 2024, to the Credit Agreement, dated as of March 19, 2018, as amended as of August 6, 2018 and as assumed by BGC Group, Inc. as of October 6, 2024, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.1 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on March 12, 2024)

10.2
Second Amended and Restated Credit Agreement, dated as of April 26, 2024, by and among BGC Group, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on April 30, 2024)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from BGC Group’s Quarterly Report on Form 10-Q for the period ended March 31, 2024 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited Condensed Consolidated Statements of Financial Condition, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, (v) the unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the unaudited Condensed Consolidated Financial Statements. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Group, Inc.

/ S / HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

/ S / JASON W. HAUF
Name:	Jason W. Hauf
Title:	Chief Financial Officer
Date: May 9, 2024
[Signature page to the Quarterly Report on Form 10-Q for the period ended March 31, 2024 dated May 9, 2024.]