Form 10-Q
period 2024-06-30
BGC Group, Inc.
filed 2024-08-08
CIK 1094831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On August 7, 2024, the registrant had 377,150,506 shares of Class A common stock, $0.01 par value, and 109,452,953 shares of Class B common stock, $0.01 par value, outstanding.

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

2023 Deed of Amendment	On July 12, 2023, Mr. Windeatt executed a Deed of Amendment amending his existing Deed of Adherence with the U.K. Partnership regarding his employment

Adjusted Earnings	A non-GAAP financial measure used by the Company to evaluate financial performance, which primarily excludes (i) certain non-cash items and other expenses that generally do not involve the receipt or outlay of cash and do not dilute existing stockholders, and (ii) certain gains and charges that management believes do not best reflect the ordinary results of BGC

ADV	Average daily volume

APAC	Asia-Pacific

API	Application Programming Interface

April 2008 distribution rights shares	Cantor’s deferred stock distribution rights provided to current and former Cantor partners on April 1, 2008

Aqua	Aqua Securities L.P., an alternative electronic trading platform, which offers new pools of block liquidity to the global equities markets and is a 49%-owned equity method investment of the Company and 51% owned by Cantor

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

Audit Committee	Audit Committee of the Board

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

BGC Credit Agreement
Agreement between BGC Partners and Cantor, dated March 19, 2018, that permits each party or its subsidiaries to borrow up to $250.0 million, as amended on August 6, 2018, assumed by BGC Group on October 6, 2023, and further amended March 8, 2024, to increase the facility to $400.0 million at a rate equal to 25 basis points less than the applicable borrower’s borrowing rate under such borrower’s revolving credit agreement with unaffiliated third parties as administrative agent and lenders as may be in effect from time to time. On June 7, 2024, the agreement was amended a third time to permit BGC Group and its subsidiaries and Cantor and its subsidiaries to borrow from each other up to $400.0 million pursuant to a new category of “FICC-GSD Margin Loans”

TERM	DEFINITION
BGC Derivative Markets	BGC Derivative Markets L.P.

BGC Entity Group	BGC Partners, BGC Holdings, BGC U.S. OpCo and their respective subsidiaries (other than, prior to the Spin-Off, the Newmark Group), collectively, and in each case as such entities existed prior to the Corporate Conversion

BGCF	BGC Financial, L.P.

BGC Global OpCo	BGC Global Holdings, L.P., an operating partnership, which holds the non-U.S. businesses of BGC and which is indirectly wholly owned, following the closing of the Corporate Conversion, by BGC Group

BGC Group	BGC Group, Inc., and where applicable its consolidated subsidiaries

BGC Group 3.750% Senior Notes	$255.5 million principal amount of 3.750% senior notes maturing on October 1, 2024 and issued on October 6, 2023 in connection with the Exchange Offer

BGC Group 4.375% Senior Notes	$288.2 million principal amount of 4.375% senior notes maturing on December 15, 2025 and issued on October 6, 2023 in connection with the Exchange Offer

BGC Group 6.600% Senior Notes	$500.0 million principal amount of 6.600% senior notes maturing on June 10, 2029 and issued on June 10, 2024

BGC Group 8.000% Senior Notes	$347.2 million principal amount of 8.000% senior notes maturing on May 25, 2028 and issued on October 6, 2023 in connection with the Exchange Offer

BGC Group Equity Plan
Eighth Amended and Restated BGC Partners Long Term Incentive Plan, as amended and restated and renamed the “BGC Group, Inc. Long Term Incentive Plan” and assumed by BGC Group in connection with the Corporate Conversion

BGC Group Incentive Plan	Second Amended and Restated BGC Partners Incentive Bonus Compensation Plan, as amended and restated and renamed the “BGC Group, Inc. Incentive Bonus Compensation Plan” and assumed by BGC Group in connection with the Corporate Conversion

BGC Group Notes	BGC Group 3.750% Senior Notes, BGC Group 4.375% Senior Notes, BGC Group 6.600% Senior Notes and BGC Group 8.000% Senior Notes issued by BGC Group

BGC Holdings	BGC Holdings, L.P., an entity which, prior to the Corporate Conversion, was owned by Cantor, Founding Partners, BGC employee partners and, after the Separation, Newmark employee partners

BGC Holdings Distribution	Pro-rata distribution, pursuant to the Separation and Distribution Agreement, by BGC Holdings to its partners of all of the exchangeable limited partnership interests of Newmark Holdings owned by BGC Holdings immediately prior to the distribution, completed on the Distribution Date

BGC Holdings Limited Partnership Agreement	Second Amended and Restated BGC Holdings Limited Partnership Agreement

BGC OpCos	BGC U.S. OpCo and BGC Global OpCo, collectively

BGC Partners	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

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

TERM	DEFINITION
BGC Partners Equity Plan	Eighth Amended and Restated Long Term Incentive Plan, approved by BGC Partners’ stockholders at the annual meeting of stockholders on November 22, 2021

BGC Partners Incentive Plan	BGC Partners’ Second Amended and Restated Incentive Bonus Compensation Plan, approved by BGC Partners’ stockholders at the annual meeting of stockholders on June 6, 2017

BGC Partners Notes	BGC Partners 3.750% Senior Notes, BGC Partners 4.375% Senior Notes, BGC Partners 5.375% Senior Notes and BGC Partners 8.000% Senior Notes issued by BGC Partners

BGC U.S. OpCo	BGC Partners, L.P., an operating partnership, which holds the U.S. businesses of BGC and which is indirectly wholly owned, following the closing of the Corporate Conversion, by BGC Group

Board	Board of Directors of the Company

Brexit	Exit of the U.K. from the EU

Cantor	Cantor Fitzgerald, L.P. and, where applicable, its consolidated subsidiaries

Cantor group	Cantor and its subsidiaries other than BGC, including Newmark

Cantor units	Limited partnership interests, prior to the Corporate Conversion, of BGC Holdings, held by the Cantor group, which BGC Holdings units were exchangeable into shares of BGC Class A common stock or BGC Class B common stock, as applicable

CCRE	Cantor Commercial Real Estate Company, L.P.

CECL	Current Expected Credit Losses

CEO Program	Controlled equity offering program

CF&Co	Cantor Fitzgerald & Co., a wholly owned broker-dealer subsidiary of Cantor

CFGM	CF Group Management, Inc., the general partner of Cantor

CFTC	Commodity Futures Trading Commission

Charity Day	BGC’s annual event held on September 11th where employees of the Company raise proceeds for charity

CIO	Chief Information Officer

CISO	Chief Information Security Officer

Class B Issuance	Issuance by BGC Partners of 10,323,366 and 712,907 shares of BGC Class B common stock to Cantor and CFGM, respectively, in exchange for an aggregate of 11,036,273 shares of BGC Class A common stock under the Exchange Agreement, completed on November 23, 2018

Clearing Capital Agreement	Agreement dated November 5, 2008, between BGC Partners and Cantor regarding clearing capital, as amended from time to time and assumed by BGC Group on June 7, 2024

Clearing Services Agreement
Agreement dated May 9, 2006, between CF&Co and BGCF pursuant to which certain clearing services are provided to BGC and its subsidiaries from Cantor and its subsidiaries, in exchange for payment by BGC and its subsidiaries of third-party clearing costs and allocated costs. On June 7, 2024, the agreement was amended to modify the rate charged by CF&Co for posting margin in respect of trades cleared on behalf of BGCF to a rate equal to CF&Co’s cost of funding such margin through a draw on a third party credit facility provided to CF&Co for which the use of proceeds is to finance clearinghouse margin deposits and related transactions

CME	CME Group Inc., a leading derivatives marketplace, made up of four exchanges: CME, CBOT, NYMEX and COMEX

Company
Refers to (i) from after the effective time of the Corporate Conversion, BGC Group and its consolidated subsidiaries, including BGC Partners; and (ii) prior to the effective time of the Corporate Conversion, BGC Partners and its consolidated subsidiaries

TERM	DEFINITION
Company Debt Securities	The BGC Group Notes, the BGC Partners Notes and any future debt securities issued by the Company or its subsidiaries

Company Equity Securities	BGC Group stock or other equity securities

Compensation Committee	Compensation Committee of the Board

ContiCap	ContiCap SA, a wholly owned subsidiary of the Company, acquired on November 1, 2023

Contribution Ratio	Equal to a BGC Holdings limited partnership interest multiplied by one, divided by 2.2 (or 0.4545)

Corporate Conversion	A series of mergers and related transactions pursuant to which, effective at 12:02 AM Eastern Time on July 1, 2023, BGC Partners and BGC Holdings became wholly owned subsidiaries of BGC Group, transforming the organizational structure of the BGC businesses from an “Up-C” structure to a simplified “Full C-Corporation” structure

Corporate Conversion Agreement
The Corporate Conversion Agreement entered into on November 15, 2022, and as amended on March 29, 2023, by and among BGC Partners, BGC Holdings, BGC Group and other affiliated entities, and, solely for the purposes of certain provisions therein, Cantor, that provides for the Corporate Conversion of the BGC businesses

Corporate Conversion Transactions	The Corporation Conversion Transactions refers to the series of mergers described in the Corporate Conversion Agreement and related transactions

Corporate Conversion Mergers	The Holdings Reorganization Merger, the Corporate Merger, and the Holdings Merger, collectively

Corporate Merger	The merger of Merger Sub 1 with and into BGC Partners on July 1, 2023

COVID-19	Coronavirus Disease 2019

CRD	Capital Requirements Directive

Credit Facility	A $150.0 million credit facility between BGC Group and an affiliate of Cantor entered into on April 21, 2017, which was terminated on March 19, 2018

DCM	Designated Contract Market

DCO	Derivatives Clearing Organization

Deed	Mr. Windeatt’s Deed of Adherence, as amended, with the U.K. Partnership regarding the terms of employment

DGCL	Delaware General Corporation Law

Distribution Date	November 30, 2018, the date that BGC Partners and BGC Holdings completed the Spin-Off and the BGC Holdings Distribution, respectively

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

DRIP	Dividend Reinvestment and Stock Purchase Plan

DRIP Registration Statement	Registration statement on Form S-3 with respect to the offer and sale of up to 10.0 million shares of BGC Class A common stock under the DRIP

ECB	European Central Bank

ECS	Energy, Commodities, and Shipping

Ed Broking
Ed Broking Group Limited, formerly a wholly owned subsidiary of the Company, acquired on January 31, 2019 and sold to The Ardonagh Group on November 1, 2021 as part of the Insurance Business Disposition

EMEA	Europe, Middle East, and Africa

TERM	DEFINITION
EMIR	European Market Infrastructure Regulation

EPS	Earnings Per Share

ESG	Environmental, social and governance, including sustainability or similar items

eSpeed	Various assets comprising the Fully Electronic portion of the Company’s former benchmark on-the-run U.S. Treasury brokerage, market data and co-location service businesses, sold to Nasdaq on June 28, 2013

ETR	Effective Tax Rate

EU	European Union

Exchange Act	Securities Exchange Act of 1934, as amended

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

FICC-GSD Margin Loans
Loans made by a party to the BGC Credit Agreement, the use of proceeds of which will be to directly or indirectly (i) post margin at any clearinghouse, including without limitation the Government Securities Division of the FICC, (ii) keep funds available for the purpose of posting such margin or (iii) otherwise facilitate the clearing and settlement of trades

FINRA	Financial Industry Regulatory Authority

TERM	DEFINITION
FMX	Fenics Markets Exchange, LLC, which holds BGC’s business of providing a fully electronic neutral forum in which all participants enter into electronic transactions with respect to U.S. Treasuries, U.S. treasury futures, U.S. SOFR futures and other select products

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

Founding Partners	Individuals who became limited partners of BGC Holdings in the mandatory redemption of interests in Cantor in connection with the 2008 separation and merger of Cantor’s BGC division with eSpeed, Inc. (provided that members of the Cantor group and Howard W. Lutnick (including any entity directly or indirectly controlled by Mr. Lutnick or any trust with respect to which he is a grantor, trustee or beneficiary) are not founding partners) and became limited partners of Newmark Holdings in the Separation

Founding/Working Partners	Holders of FPUs

FPUs	Founding/Working Partners units, in BGC Holdings, prior to the Corporate Conversion, or Newmark Holdings, generally redeemed upon termination of employment

Freedom	Freedom International Brokerage Company, a 45% voting interest ownership equity method investment of the Company

Fully Electronic	Broking transactions intermediated on a solely electronic basis rather than by Voice or Hybrid broking

Futures Exchange Group
A wholly owned subsidiary of the Company made up of the following entities: CFLP CX Futures Exchange Holdings, LLC, CFLP CX Futures Exchange Holdings, L.P., CX Futures Exchange Holdings, LLC, CX Clearinghouse Holdings, LLC, FMX Futures Exchange and CX Clearinghouse, L.P.

FX	Foreign exchange

GDPR	General Data Protection Regulation

GFI	GFI Group Inc., a wholly owned subsidiary of the Company, acquired on January 12, 2016

GILTI	Global Intangible Low-Taxed Income

Ginga Petroleum	Ginga Petroleum (Singapore) Pte Ltd, a wholly owned subsidiary of the Company, acquired on March 12, 2019

GloBE Rules	Global Anti-Base Erosion Rules

GSD	Government Securities Division

GUI	Graphical User Interface

HDUs	LPUs with capital accounts, which are liability awards recorded in “Accrued compensation” in the Company’s Consolidated Statements of Financial Condition

Holdings Merger	The merger of Merger Sub 2 with and into Holdings Merger Sub

Holdings Reorganization Merger	The reorganization of BGC Holdings from a Delaware limited partnership into a Delaware limited liability company through a merger with and into Holdings Merger Sub

TERM	DEFINITION
Holdings Merger Sub	BGC Holdings Merger Sub, LLC, a Delaware limited liability company, wholly owned subsidiary of the Company, and successor to BGC Holdings

Hybrid	Broking transactions executed by brokers and involving some element of Voice broking and electronic trading

ICAP	ICAP plc, a part of TP ICAP group, and a leading markets operator and provider of execution and information services

ICE	Intercontinental Exchange

Insurance brokerage business	The insurance brokerage business of BGC, including Corant, Ed Broking, Besso, Piiq Risk Partners, Junge, Cooper Gay, Global Underwriting and Epsilon, which business was sold to The Ardonagh Group on November 1, 2021

Insurance Business Disposition	The sale of the Insurance brokerage business for $534.9 million in gross cash proceeds after closing adjustments, subject to limited post-closing adjustments, completed on November 1, 2021

IR Act	Inflation Reduction Act of 2022

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

LPUs	Certain limited partnership units, of BGC Holdings prior to the Corporate Conversion, or Newmark Holdings, held by certain employees of BGC and Newmark and other persons who have provided services to BGC or Newmark, which units may include APSIs, APSUs, AREUs, ARPSUs, HDUs, U.K. LPUs, N Units, PLPUs, PPSIs, PPSUs, PSEs, PSIs, PSUs, REUs, and RPUs, along with future types of limited partnership units in Newmark Holdings

LSEG	London Stock Exchange Group

Lucera	A wholly owned subsidiary of the Company, also known as “LFI Holdings, LLC” or “LFI,” which is a software defined network offering the trading community direct connectivity

March 2018 Form S-3 Registration Statement	CEO Program shelf Registration Statement on Form S-3 filed on March 9, 2018

March 2018 Sales Agreement	CEO Program sales agreement, by and between BGC Partners and CF&Co, dated March 9, 2018, pursuant to which BGC Partners could offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock, which agreement expired in September 2021

March 2021 Form S-3 Registration Statement	CEO Program shelf Registration Statement on Form S-3 filed on March 8, 2021

MarketAxess	MarketAxess Holdings Inc.

Merger Sub 1	BGC Partners II, Inc., a Delaware corporation and wholly owned subsidiary of BGC Group

TERM	DEFINITION
Merger Sub 2	BGC Partners II, LLC, a Delaware limited liability company and wholly owned subsidiary of BGC Group

MEA	Middle East and Africa region

MiFID II	Markets in Financial Instruments Directive II, a legislative framework instituted by the EU to regulate financial markets and improve protections for investors by increasing transparency and standardizing regulatory disclosures

Mint Brokers	A wholly owned subsidiary of the Company, acquired on August 19, 2010, registered as an FCM with both the CFTC and the NFA

Nasdaq	Nasdaq, Inc., formerly known as NASDAQ OMX Group, Inc.

NDF	Non-deliverable forwards

Newmark	Newmark Group, Inc. (Nasdaq symbol: NMRK), a publicly traded and former majority-owned subsidiary of BGC Partners until the Distribution Date, and, where applicable, its consolidated subsidiaries

Newmark Class A common stock	Newmark Class A common stock, par value $0.01 per share

Newmark Class B common stock	Newmark Class B common stock, par value $0.01 per share

Newmark Group	Newmark, Newmark Holdings, and Newmark OpCo and their respective consolidated subsidiaries, collectively

Newmark Holdings	Newmark Holdings, L.P.

Newmark IPO	Initial public offering of 23 million shares of Newmark Class A common stock by Newmark at a price of $14.00 per share in December 2017

Newmark OpCo	Newmark Partners, L.P., an operating partnership, which is owned jointly by Newmark and Newmark Holdings and holds the businesses of Newmark

NEX	NEX Group plc, an entity formed in December 2016, formerly known as ICAP and acquired by CME Group in November 2018

NFA	National Futures Association

Non-GAAP	A financial measure that differs from the most directly comparable measure calculated and presented in accordance with U.S. GAAP, such as Adjusted Earnings and Liquidity

N Units	Non-distributing partnership units, of BGC Holdings, prior to the Corporate Conversion, or Newmark Holdings, that may not be allocated any item of profit or loss, and may not be made exchangeable into shares of Class A common stock, including NREUs, NPREUs, NLPUs, NPLPUs, NPSUs, and NPPSUs

OCC	Options Clearing Corporation

Open Energy Group	Open Energy Group Inc., a wholly owned subsidiary of the Company, acquired on November 1, 2023

OTC	Over-the-counter

OTF	Organized Trading Facility, a regulated execution venue category introduced by MiFID II

Period Cost Method	Treatment of taxes associated with the GILTI provision as a current period expense when incurred rather than recording deferred taxes for basis differences

Poten & Partners	Poten & Partners Group, Inc., a wholly owned subsidiary of the Company, acquired on November 15, 2018

TERM	DEFINITION
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
Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:
•macroeconomic and other challenges and uncertainties, including those resulting from the wars in Ukraine and Israel and other ongoing or new conflicts in the Middle East or other regions or jurisdictions, downgrades of U.S. Treasuries, fluctuating global interest rates, inflation and the Federal Reserve’s responses thereto, including increasing interest rates, fluctuations in the value of global currencies, including the U.S. dollar, liquidity concerns regarding and changes in capital requirements for banking and financial institutions, changes in the U.S. and global economies and financial markets, including economic activity, employment levels, infrastructure spending, supply chain issues and market liquidity, and energy costs, as well as the various actions taken in response to these challenges and uncertainties by governments, central banks and others, including consumers and corporate clients and customers, as well as potential changes in these factors as a result of the upcoming U.S. presidential election;
•market conditions and volatility, including fluctuations in interest rates and trading volume, the level of worldwide governmental debt issuances, austerity programs, government stimulus packages, increases or decreases in deficits and the impact of changing government tax rates, interpretations of tax law and policy, repatriation rules, deductibility of interest, and other changes or potential changes to monetary policy, changing regulatory requirements or changes in legislation, regulations and priorities, possible turmoil across regional banks and certain global investment banks, volatility in the demand for the products and services we provide, possible disruptions in trading, potential deterioration of equity and debt capital markets and cryptocurrency markets, and potential economic downturns, including recessions, and similar effects, which may not be predictable in future periods;
•our ability to access the capital markets as needed or on reasonable terms and conditions;
•our ability to enter new markets or develop new products, offerings, trade desks, marketplaces, or services for existing or new clients, and to pursue new operations and business initiatives, including our ability to develop new Fenics platforms and products, to successfully launch new initiatives which could require significant capital and significant efforts by management, including engaging partners on satisfactory terms, to manage long lead times to scale a successful venture, efforts to convert certain existing products to a Fully Electronic trade execution, to incorporate artificial intelligence into our products and efforts by our competitors to do the same, and to induce such clients to use these products, trading desks, marketplaces, or services and to secure and maintain market share, while managing the risks inherent in operating our cryptocurrency business and in safekeeping cryptocurrency assets;
•pricing, commissions and fees, and market position with respect to any of our products and services and those of our competitors;
•the effect of industry concentration and reorganization, reduction of customers, and consolidation;
•liquidity, regulatory, cash and clearing capital requirements;

•our relationships and transactions with Cantor and its affiliates, including CF&Co and CCRE, our structure, the timing and impact of any actual or future changes to our organization or structure, including the Corporate Conversion, any related party transactions, any challenges to our interpretation or application of complex tax laws to our structure, conflicts of interest or litigation, including with respect to executive compensation matters or other transactions with our executive officers, any impact of Cantor’s results on our credit ratings and associated outlooks, any clearing agreements, clearing services agreements, Repurchase Agreements or Reverse Repurchase Agreements with or loans to or from us or Cantor, including the balances and interest rates thereof from time to time and any convertible or equity features of any such financing transactions, CF&Co’s acting as our sales agent or underwriter under our CEO Program or other offerings, Cantor’s holdings of the Company’s Debt Securities, CF&Co’s acting as a market maker in the Company’s Debt Securities, CF&Co’s acting as our financial advisor in connection with certain capital markets transactions and potential acquisitions, dispositions, or other transactions, and our participation in various investments, stock loans or cash management vehicles placed by or recommended by CF&Co;
•the ongoing integration of acquired businesses and their operations and back office functions with our other businesses and uncertainties related to the synergies and revenue growth generated from such acquired businesses;
•the rebranding or repositioning of certain aspects of our current businesses to adapt to and better address the needs of our clients or risks related to any potential dispositions of all or any portion of our existing or acquired businesses;
•pandemics and other international health incidents or emergencies, including the combined impact of COVID-19 with the flu and other novel or seasonal illnesses, and the impact of natural disasters or weather-related or similar events, including hurricanes and heat waves as well as power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services;
•risks inherent in doing business in international markets, and any failure to identify and manage those risks, including economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including the pursuit of trade, border control or other related policies by the U.S. and/or other countries (including U.S.-China trade relations), recent economic and political volatility in the U.K., rising political and other tensions between the U.S. and China, the wars in Israel and Ukraine, new or ongoing conflicts in the Middle East or other jurisdictions and additional sanctions and regulations imposed by governments and related counter-sanctions, as well as potential changes in these factors as a result of the upcoming U.S. presidential election;
•the impact of U.S. government shutdowns or political impasses, including uncertainties regarding the debt ceiling and federal budget, elections, political protests or unrest, boycotts, demonstrations, stalemates or other social and political developments, such as terrorist acts, acts of war or other violence, and potential changes in these factors as a result of the upcoming U.S. presidential election;
•the effect on our businesses, our clients, the markets in which we operate and the economy in general of changes in U.S. and foreign tax and other laws, including changes in tax rates, interpretations of tax law, repatriation rules, and deductibility of interest, potential policy and regulatory changes in other countries, sequestrations, uncertainties regarding the debt ceiling and federal budget, responses to rising global inflation rates, and other potential political policies;
•our dependence upon our key employees, our ability to build out successful succession plans, the impact of absence due to illness or leave of certain key executive officers or employees and our ability to attract, retain, motivate and integrate new employees, as well as the competing demands on the time of certain of our executive officers who also provide services to Cantor, Newmark and various other ventures and investments sponsored by Cantor and our ability to enforce post-employment restrictive covenants on awards previously granted to certain of our key employees and future awards or otherwise, and the Federal Trade Commission’s recent ban on non-compete provisions, scheduled to go into effect in September 2024 but under legal challenge, which may impact our employment arrangements and awards;

•extensive regulation of our businesses and customers, the timing of regulatory approvals, changes in regulations relating to financial services companies and other industries, and risks relating to U.S. and foreign tax and compliance matters, including regulatory examinations, inspections, audits, investigations and enforcement actions, and any resulting costs, increased financial and capital requirements, enhanced oversight, remediation, fines, penalties, sanctions, and changes to or restrictions or limitations on specific activities, including potential delays in accessing markets, including due to our regulatory status and actions, operations, and compensatory arrangements, and growth opportunities, including acquisitions, hiring, and new businesses, products, or services, as well as risks related to our taking actions to ensure that we and our subsidiaries are not deemed investment companies under the Investment Company Act of 1940, as amended;
•factors related to specific transactions or series of transactions, including credit, performance, and principal risk, trade failures, potential counterparty failures, and the impact of fraud and unauthorized trading;
•costs and expenses of developing, maintaining, and protecting our intellectual property, as well as employment, regulatory, and other litigation and proceedings, and their related costs, including judgments, indemnities, fines, or settlements paid, reputational risk and the impact thereof on our financial results and cash flows in any given period;
•certain other financial risks, including the possibility of future losses, indemnification obligations, assumed liabilities, reduced cash flows from operations, increased leverage, reduced availability under our credit agreements, and the need for short- or long-term borrowings, including from Cantor, our ability to refinance our indebtedness, including in the credit markets, on acceptable terms and rates, and changes to interest rates and market liquidity or our access to other sources of cash relating to acquisitions, dispositions, or other matters, potential liquidity and other risks relating to our ability to maintain continued access to credit and the availability of financing necessary to support our ongoing business needs, on terms acceptable to us, if at all, and risks associated with the resulting leverage, including potentially causing a reduction in our credit ratings and associated outlooks and increased borrowing costs as well as interest rate and foreign currency exchange rate fluctuations;
•risks associated with the temporary or longer-term investment of our available cash, including in the BGC OpCos, defaults or impairments on our investments (including investments in non-marketable securities), joint venture interests, stock loans or cash management vehicles and collectability of loan balances owed to us by employees, the BGC OpCos or others;
•the impact of any restructuring or similar other transformative transactions, on our ability to enter into marketing and strategic alliances or business combinations and attract investors or partners or engage in restructuring, rebranding or other transactions in the financial services and other industries, including acquisitions, tender offers, exchange offers, dispositions, reorganizations, partnering opportunities and joint ventures, the failure to realize the anticipated benefits of any such transactions, relationships or growth, and the future impact of any such transactions, relationships or growth on our other businesses and our financial results for current or future periods, the integration of any completed acquisitions and the use of proceeds of any completed dispositions, the impact of amendments and/or terminations of any strategic arrangements, and the value of and any hedging entered into in connection with consideration received or to be received in connection with such dispositions and any transfers thereof;
•our estimates or determinations of potential value with respect to various assets or portions of our businesses, including Fenics, FMX and other businesses;
•our ability to manage turnover and hire, train, integrate and retain personnel, including brokers, salespeople, managers, technology professionals and other front-office personnel, back-office and support services and personnel, and departures of senior personnel;
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
•information technology risks, including capacity constraints, failures, or disruptions in our systems or those of our clients, counterparties, exchanges, clearing facilities, or other parties with which we interact, including increased demands on such systems and on the telecommunications infrastructure from remote working, cybersecurity risks and incidents, compliance with regulations requiring data minimization and protection and preservation of records of access and transfers of data, privacy risk and exposure to potential liability and regulatory focus;
•the expansion of our cybersecurity processes to include new businesses, or the integration of the cybersecurity processes of acquired businesses;
•the effectiveness of our governance, risk management, and oversight procedures and the impact of any potential transactions or relationships with related parties;
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
•the impact of any potential future changes in our capital deployment priorities or any future reductions to our dividends and the timing and amounts of any future dividends, including on our stock price and on our ability to meet expectations with respect to payments of dividends and repurchases of shares of our Class A common stock, or other equity interests in us or any of our other subsidiaries, including from Cantor, our executive officers, other employees, and others, and the net proceeds to be realized by us from offerings of shares of BGC Class A common stock and Company Debt Securities, and our ability to pay any excise tax that may be imposed on the repurchase of shares; and
•the effect on the markets for and trading prices of our Class A common stock and Company Debt Securities of various offerings and other transactions, including offerings of our Class A common stock and convertible or exchangeable debt or other securities, our repurchases of shares of our Class A common stock or other equity interests in us or in our subsidiaries, our payment of dividends on our Class A common stock, convertible arbitrage, hedging, and other transactions engaged in by us or holders of our outstanding shares, Company Debt Securities or other securities, share sales and stock pledges, stock loans, and other financing transactions by holders of our shares (including by Cantor or others), including of shares acquired pursuant to our employee benefit plans, corporate restructurings, acquisitions, conversions of shares of our Class B common stock and our other convertible securities into shares of our Class A common stock, and distributions of our Class A common stock by Cantor to its partners.
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except per share data and numbers of shares)
(unaudited)

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$571,659	$655,641
Cash segregated under regulatory requirements	14,486	17,255
Financial instruments owned, at fair value	193,988	45,792
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	1,062,588	350,036
Accrued commissions and other receivables, net	358,657	305,793
Loans, forgivable loans and other receivables from employees and partners, net	394,527	367,805
Loan receivable from related parties	180,000	—
Fixed assets, net	182,887	178,300
Investments	40,954	38,314
Goodwill	505,426	506,344
Other intangible assets, net	201,823	211,285
Receivables from related parties	1,557	2,717
Other assets	550,643	496,655
Total assets	$4,259,195	$3,175,937
Liabilities, Redeemable Partnership Interest, and Equity
Repurchase agreements	$6,581	$—
Accrued compensation	194,020	206,364
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	880,404	202,266
Payables to related parties	38,242	17,456
Accounts payable, accrued and other liabilities	657,389	668,189
Notes payable and other borrowings	1,440,689	1,183,506
Total liabilities	3,217,325	2,277,781
Commitments, contingencies and guarantees (Note 19)
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 415,375,478 and 403,574,835 shares issued at June 30, 2024 and December 31, 2023, respectively; and 379,588,254 and 390,094,988 shares outstanding at June 30, 2024 and December 31, 2023, respectively	4,153	4,036
Class B common stock, par value $0.01 per share; 300,000,000 shares authorized; 109,452,953 shares issued and outstanding at both June 30, 2024 and December 31, 2023, respectively, convertible into Class A common stock	1,095	1,095
Additional paid-in capital	2,166,717	2,105,130
Treasury stock, at cost: 35,787,224 and 13,479,847 shares of Class A common stock at June 30, 2024 and December 31, 2023, respectively	(217,097)	(67,414)
Retained deficit	(1,046,827)	(1,119,182)
Accumulated other comprehensive income (loss)	(49,908)	(38,582)
Total stockholders’ equity	858,133	885,083
Noncontrolling interest in subsidiaries	183,737	13,073
Total equity	1,041,870	898,156
Total liabilities, redeemable partnership interest, and equity	$4,259,195	$3,175,937
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Commissions	$395,081	$348,720	$810,253	$726,008
Principal transactions	98,439	94,883	211,288	209,812
Fees from related parties	4,643	4,062	9,064	8,019
Data, network and post-trade	30,812	27,000	61,715	54,122
Interest and dividend income	17,145	13,371	26,909	18,686
Other revenues	4,641	5,044	10,146	9,300
Total revenues	550,761	493,080	1,129,375	1,025,947
Expenses:
Compensation and employee benefits	271,990	243,387	562,832	510,601
Equity-based compensation and allocations of net income to limited partnership units and FPUs	66,207	126,644	162,288	208,017
Total compensation and employee benefits	338,197	370,031	725,120	718,618
Occupancy and equipment	40,959	40,488	81,765	81,653
Fees to related parties	8,009	7,991	15,224	16,431
Professional and consulting fees	12,805	14,819	27,064	30,520
Communications	30,172	27,813	60,180	55,752
Selling and promotion	17,714	15,320	34,485	29,936
Commissions and floor brokerage	17,414	16,161	34,806	31,426
Interest expense	21,551	19,914	41,687	35,656
Other expenses	13,334	13,221	27,892	25,729
Total expenses	500,155	525,758	1,048,223	1,025,721
Other income (losses), net:
Gains (losses) on equity method investments	2,744	2,412	4,534	4,474
Other income (loss)	1,814	(1,011)	40,576	(2,746)
Total other income (losses), net	4,558	1,401	45,110	1,728
Income (loss) from operations before income taxes	55,164	(31,277)	126,262	1,954
Provision (benefit) for income taxes	17,989	(9,067)	40,046	2,994
Consolidated net income (loss)	$37,175	$(22,210)	$86,216	$(1,040)
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	(653)	(2,506)	(822)	(314)
Net income (loss) available to common stockholders	$37,828	$(19,704)	$87,038	$(726)
Per share data (Note 6):
Basic earnings (loss) per share
Net income (loss) attributable to common stockholders	$36,054	$(19,704)	$82,502	$(726)
Basic earnings (loss) per share	$0.08	$(0.05)	$0.17	$—
Basic weighted-average shares of common stock outstanding	475,272	391,745	472,895	383,528
Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$36,070	$(19,704)	$82,553	$(726)
Fully diluted earnings (loss) per share	$0.08	$(0.05)	$0.17	$—
Fully diluted weighted-average shares of common stock outstanding	480,861	391,745	479,417	383,528
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Consolidated net income (loss)	$37,175	$(22,210)	$86,216	$(1,040)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(6,678)	2,715	(11,507)	4,983
Comprehensive income (loss)	30,497	(19,495)	74,709	3,943
Less: Comprehensive income (loss) attributable to noncontrolling interest in subsidiaries, net of tax	(693)	(2,185)	(1,003)	366
Comprehensive income (loss) attributable to common stockholders	$31,190	$(17,310)	$75,712	$3,577
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$86,216	$(1,040)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Fixed asset depreciation and intangible asset amortization	40,850	38,253
Employee loan amortization and reserves on employee loans	29,323	25,467
Equity-based compensation and allocations of net income to limited partnership units and FPUs	162,288	208,017
Deferred compensation expense	27	20
Losses (gains) on equity method investments	(4,534)	(4,474)
Unrealized/realized losses (gains) on financial instruments owned, at fair value and other investments	(37,069)	1,386
Amortization of discount (premium) on notes payable	(496)	1,904
Impairment of fixed assets, intangible assets and investments	278	2,767
Deferred tax provision (benefit)	(4,667)	(5,534)
Change in estimated acquisition earn-out payables	(255)	613
Forfeitures of Class A common stock	(852)	(796)
Consolidated net income (loss), adjusted for non-cash and non-operating items	271,109	266,583
Decrease (increase) in operating assets:
Reverse repurchase agreements	—	(200,000)
Financial instruments owned, at fair value	(149,998)	(199)
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(715,817)	(700,609)
Accrued commissions receivable, net	(53,947)	(26,077)
Loans, forgivable loans and other receivables from employees and partners, net	(42,540)	(23,681)
Receivables from related parties	1,412	(7,591)
Other assets	(3,905)	(1,893)
Increase (decrease) in operating liabilities:
Repurchase agreements	6,581	—
Accrued compensation	(14,297)	(4,731)
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	678,263	660,692
Payables to related parties	20,786	(3,949)
Accounts payable, accrued and other liabilities	(22,505)	(39,741)
Net cash provided by (used in) operating activities	$(24,858)	$(81,196)
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(13,752)	$(7,081)
Capitalization of software development costs	(20,414)	(24,470)
Proceeds from equity method investments	1,815	3,021
Payments for acquisitions, net of cash acquired	—	(26,502)
Purchase of investment carried under measurement alternative	(3,699)	—
Loan to related parties	(180,000)	—
Purchase of other assets	(387)	(240)
Net cash provided by (used in) investing activities	$(216,437)	$(55,272)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt borrowings, net of deferred issuance costs	$769,989	$516,579
Repayments of long-term debt borrowings	(515,000)	(173,251)
Issuance of short-term borrowings from related parties	275,000	—
Repayment of short-term borrowings from related parties	(275,000)	—
Earnings distributions to limited partnership interests and other noncontrolling interests	(7,805)	(13,818)
Redemption and repurchase of equity awards	(69,418)	(101,496)
Dividends to stockholders	(14,683)	(7,558)
Repurchase of Class A common stock	(148,117)	(46,481)
Proceeds from sale of Cantor Units in BGC Holdings	—	11,539
Short term borrowings, net of repayments	—	(1,917)
Pre-acquisition cash capital contribution to Futures Exchange Group	—	(18,703)
Proceeds from non-controlling interests	171,667	—
Payments on acquisition earn-outs	(1,000)	—
Other	(26,667)	—
Net cash provided by (used in) financing activities	$158,966	$164,894
Effect of exchange rate changes on Cash and cash equivalents and Cash segregated under regulatory requirements	(4,422)	12,171
Net increase (decrease) in Cash and cash equivalents, and Cash segregated under regulatory requirements	(86,751)	40,597
Cash and cash equivalents and Cash segregated under regulatory requirements at beginning of period	672,896	502,010
Cash and cash equivalents and Cash segregated under regulatory requirements at end of period	$586,145	$542,607
Supplemental cash information:
Cash paid during the period for taxes	$59,224	$32,878
Cash paid during the period for interest	38,656	30,812
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$—	$45,868
Issuance of Class A common stock upon exchange of contingent share obligations	—	—
Issuance of Class A and contingent Class A common stock and limited partnership interests for acquisitions	3,163	2,761
ROU assets and liabilities	11,407	2,495
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended June 30, 2024
(in thousands, except share and per share amounts)
(unaudited)

	BGC Group, Inc. Stockholders						Noncontrolling Interest in Subsidiaries	Total
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)
Balance, Balance, April 1, 2024	$4,103	$1,095	$2,162,454	$(137,455)	$(1,074,819)	$(43,270)	$12,763	$924,871
Consolidated net income (loss)	—	—	—	—	37,828	—	(653)	37,175
Other comprehensive income (loss), net of tax	—	—		—	—	(6,638)	(40)	(6,678)
Equity-based compensation, 3,798,747 shares	49	—	31,934	(11)	—	—	—	31,972
Dividends to common stockholders and participating RSU holders	—	—	—	—	(9,836)	—	—	(9,836)
Issuance of Class A common stock (net of costs), 122,220 shares	1	—	(845)	—	—	—	—	(844)
Repurchase of Class A common stock, 9,431,127 shares	—	—	—	(79,481)	—	—	—	(79,481)
Forfeiture of Class A common stock, 36,465 shares	—	—	83	(150)	—	—	—	(67)
Contributions of capital to and from Cantor for equity-based compensation	—	—	(183)	—	—	—	—	(183)
Contributions from FMX Equity Partners	—	—	—	—	—	—	171,667	171,667
Other	—	—	(26,726)	—	—	—	—	(26,726)
Balance, June 30, 2024	$4,153	$1,095	$2,166,717	$(217,097)	$(1,046,827)	$(49,908)	$183,737	$1,041,870

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2024
(in thousands, except share and per share amounts)
(unaudited)

	BGC Group, Inc. Stockholders						Noncontrolling Interest in Subsidiaries	Total
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2024	$4,036	$1,095	$2,105,130	$(67,414)	$(1,119,182)	$(38,582)	$13,073	$898,156
Consolidated net income (loss)	—	—	—	—	87,038	—	(822)	86,216
Other comprehensive income (loss), net of tax	—	—	—	—	—	(11,326)	(181)	(11,507)
Equity-based compensation, 8,776,156 shares	111	—	85,461	(23)	—	—	—	85,549
Dividends to common stockholders and participating RSU holders	—	—	—	—	(14,683)	—	—	(14,683)
Issuance of Class A common stock (net of costs), 168,894 shares	1	—	(1,144)	—	—	—	—	(1,143)
Repurchase of Class A common stock, 19,251,407 shares	—	—	—	(148,090)	—	—	—	(148,090)
Forfeiture of Class A common stock, 672,632 shares	—	—	718	(1,570)	—	—	—	(852)
Contributions of capital to and from Cantor for equity-based compensation	—	—	118	—	—	—	—	118
Issuance of Class A common stock and RSUs for acquisition 472,255 shares	5	—	3,158	—	—	—	—	3,163
Contributions from FMX Equity Partners	—	—	—	—	—	—	171,667	171,667
Other	—	—	(26,724)	—	—	—	—	(26,724)
Balance, June 30, 2024	$4,153	$1,095	$2,166,717	$(217,097)	$(1,046,827)	$(49,908)	$183,737	$1,041,870

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Dividends declared per share of common stock	$0.02	$0.01	$0.03	$0.02
Dividends declared and paid per share of common stock	$0.02	$0.01	$0.03	$0.02
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three and Six Months Ended June 30, 2023
(in thousands, except share amounts)
(unaudited)

	BGC Group, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, April 1, 2023	$4,878	$459	$2,604,259	$(715,081)	$(1,122,827)	$(43,522)	$72,852	$801,018
Consolidated net income (loss)	—	—	—	—	(19,704)	—	(2,506)	(22,210)
Other comprehensive income (loss), net of tax	—	—	—	—	—	2,394	321	2,715
Equity-based compensation, 534,010 shares	2	—	367	3	—	—	101	473
Dividends to common stockholders	—	—	—	—	(3,819)	—	—	(3,819)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(5,841)	(5,841)
Grant of exchangeability and redemption of limited partnership interests, issuance of 15,974,143 shares	160	—	49,811	—	—	—	14,681	64,652
Issuance of Class A common stock (net of costs), 166,280 shares	2	—	155	—	—	—	4	161
Redemption of FPUs, 133,135 units	—	—	—	—	—	—	(481)	(481)
Repurchase of Class A common stock, 9,813,827 shares	—	—	—	(37,536)	—	—	(6,058)	(43,594)
Forfeiture of Class A common stock, 189,726 shares	—	—	74	(717)	—	—	(104)	(747)
Contributions of capital to and from Cantor for equity-based compensation	—	—	119	—	—	—	32	151
Grant of exchangeability, redemption of limited partnership interests and issuance of Class A common stock and RSUs for acquisitions, 4,432,568 shares	44	—	(7)	—	—	—	(37)	—
Cantor purchase of Cantor units from BGC Holdings upon redemption of FPUs, 6,368,964 units	—	—	—	—	—	—	11,539	11,539
Corporate Conversion	—	—	12,988	—	—	—	2,096	15,084
Other	—	—	46	—	—	—	—	46
Balance, June 30, 2023	$5,086	$459	$2,667,812	$(753,331)	$(1,146,350)	$(41,128)	$86,599	$819,147
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

	BGC Group, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2023	$4,719	$459	$2,559,418	$(711,454)	$(1,138,066)	$(45,431)	$63,563	$733,208
Consolidated net income (loss)	—	—	—	—	(726)	—	(314)	(1,040)
Other comprehensive income (loss), net of tax	—	—		—	—	4,303	680	4,983
Equity-based compensation, 2,630,013 shares	23	—	5,741	3	—	—	1,766	7,533
Dividends to common stockholders	—	—	—	—	(7,558)	—	—	(7,558)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(12,294)	(12,294)
Grant of exchangeability and redemption of limited partnership interests, issuance of 29,118,664 shares	291	—	86,505	—	—	—	26,405	113,201
Issuance of Class A common stock (net of costs), 179,583 shares	2	—	341	—	—	—	14	357
Redemption of FPUs, 156,049 units	—	—	—	—	—	—	(547)	(547)
Repurchase of Class A common stock, 10,659,717 shares	—	—	—	(41,111)	—	—	(6,691)	(47,802)
Forfeiture of Class A common stock, 238,927 shares	—	—	84	(769)	—	—	(111)	(796)
Contributions of capital to and from Cantor for equity-based compensation	—	—	390	—	—	—	116	506
Grant of exchangeability, redemption of limited partnership interests and issuance of Class A common stock and RSUs for acquisitions, 5,090,814 shares	51	—	2,333	—	—	—	377	2,761
Cantor purchase of Cantor units from BGC Holdings upon redemption of FPUs, 6,368,964 units	—	—	—	—	—	—	11,539	11,539
Corporate Conversion	—	—	12,988	—	—	—	2,096	15,084
Other	—	—	12	—	—	—	—	12
Balance, June 30, 2023	$5,086	$459	$2,667,812	$(753,331)	$(1,146,350)	$(41,128)	$86,599	$819,147
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
BGC, through its affiliates, specializes in the trade execution of a broad range of products, including fixed income securities such as government bonds, corporate bonds, and other debt instruments, as well as related interest rate derivatives and credit derivatives. Additionally, the Company provides brokerage services across FX, Equities, ECS, and Futures and Options. The Company’s business also provides connectivity and network solutions, clearing, market data and network connectivity products, trade compression and other post-trade services, market data and related information services and other back-office services to a broad assortment of financial and non-financial institutions.
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
As a result of the Separation, limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time who held a BGC Holdings limited partnership interest received a corresponding Newmark Holdings limited partnership interest, determined by the Contribution Ratio, which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2, divided by the Exchange Ratio. Initially, the Exchange Ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the Exchange Ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. The Exchange Ratio as of June 30, 2024 equaled 0.9248.
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
3.    Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, see Note 3—“Summary of Significant Accounting Policies,” in its consolidated financial statements included in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2023. During the six months ended June 30, 2024, there were no significant changes made to the Company’s significant accounting policies.
4.    Acquisitions
There were no acquisitions completed by the Company during the six months ended June 30, 2024.
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
Total Consideration
The total consideration for all acquisitions during the year ended December 31, 2023 was approximately $71.0 million, subject to post-closing adjustments, which includes cash, restricted shares of BGC Class A common stock, and an earn-out payable in cash and restricted shares of BGC Class A common stock. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill totaling $18.7 million.
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
5.     Divestitures
The Company had no divestitures or sale of investments during both the six months ended June 30, 2024 and 2023.
6.    Earnings Per Share
Basic Earnings Per Share:
The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic earnings (loss) per share:
Net income (loss) available to common stockholders	$37,828	$(19,704)	$87,038	$(726)
Less: Dividends declared and allocation of undistributed earnings to participating securities	(1,774)	—	(4,536)	—
Net income (loss) attributable to common stockholders	$36,054	$(19,704)	$82,502	$(726)

Basic weighted-average shares of common stock outstanding	475,272	391,745	472,895	383,528
Basic earnings (loss) per share	$0.08	$(0.05)	$0.17	$—

Fully Diluted Earnings Per Share:
The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fully diluted earnings (loss) per share:
Net income (loss) attributable to common stockholders	$36,054	$(19,704)	$82,502	$(726)
Add back: Allocations of undistributed earnings to participating securities	1,438	—	3,994	—
Less: Reallocation of undistributed earnings to participating securities	(1,422)	—	(3,943)	—
Net income (loss) for fully diluted shares	$36,070	$(19,704)	$82,553	$(726)
Weighted-average shares:
Common stock outstanding	475,272	391,745	472,895	383,528
Other[1]	5,589	—	6,522	—
Fully diluted weighted-average shares of common stock outstanding	480,861	391,745	479,417	383,528
Fully diluted earnings (loss) per share	$0.08	$(0.05)	$0.17	$—
____________________________
1Primarily consists of contracts to issue shares of BGC common stock.
For the three months ended June 30, 2024 and 2023, 15.9 million and 114.2 million, respectively, of potentially dilutive securities were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. For the six months ended June 30, 2024 and 2023, 15.9 million and 120.0 million, respectively, of potentially dilutive securities were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended June 30, 2024 included 15.5 million participating RSUs and 0.4 million participating restricted stock awards. Anti-dilutive securities for the six months ended June 30, 2024 included 15.0 million participating RSUs and 0.9 million participating restricted stock awards.
As of June 30, 2024, approximately 63.1 million shares of contingent shares of BGC Class A common stock, non-participating RSUs and non-participating restricted stock awards were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the period. As of June 30, 2023, approximately 39.6 million of contingent shares of BGC Class A common stock, N Units, RSUs, and LPUs were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the period.
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

7.    Stock Transactions and Unit Redemptions
Class A Common Stock
Changes in shares of BGC Class A common stock outstanding were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shares outstanding at beginning of period	385,134	340,875	390,095	325,858
Share issuances:
Redemptions/exchanges of limited partnership interests and contingent share obligations¹	753	17,082	1,118	30,226
Vesting of RSUs	1,975	534	5,685	2,630
Acquisitions	—	3,494	472	4,152
Other issuances of BGC Class A common stock	2,450	(3)	4,829	11
Restricted stock forfeitures	(36)	(190)	(673)	(239)
Treasury stock repurchases	(10,688)	(9,814)	(21,938)	(10,660)
Shares outstanding at end of period[2]	379,588	351,978	379,588	351,978
____________________________
1Contingent share obligations include shares of BGC Class A common stock issued to terminated employees per their respective separation agreements. Included in redemptions/exchanges of limited partnership interests and contingent share obligations for the three months ended June 30, 2024 and 2023 are 0.8 million shares of BGC Class A common stock granted in connection with 0.8 million contingent share obligations, and 13.3 million shares of BGC Class A common stock granted in connection with the cancellation of 19.1 million LPUs, respectively. Included in redemptions/exchanges of limited partnership interests and contingent share obligations for the six months ended June 30, 2024 and 2023 are 1.1 million shares of BGC Class A common stock granted in connection with 1.2 million contingent share obligations, and 20.2 million shares of BGC Class A common stock granted in connection with the cancellation of 26.4 million LPUs, respectively. Because LPUs were included in the Company’s fully diluted share count, if dilutive, redemptions/exchanges of LPUs in connection with the issuance of BGC Class A common stock did not impact the fully diluted number of shares outstanding.
2Shares outstanding at end of the period, June 30, 2024, includes 15.9 million shares of certain restricted stock awards that do not receive dividends until their respective vesting and contingent conditions are met. These restricted stock awards do have voting rights.
Class B Common Stock
The Company did not issue any shares of BGC Class B common stock during the three and six months ended June 30, 2024 and 2023. There were 109.5 million shares of BGC Class B common stock outstanding as of both June 30, 2024 and December 31, 2023. As of June 30, 2023 there were 45.9 million shares of BGC Class B common stock outstanding.
CEO Program
On March 8, 2021, the Company filed a new CEO Program Shelf Registration Statement on Form S-3 with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock from time to time on a delayed or continuous basis. On July 8, 2022, the Company filed an amendment to the March 2021 Form S-3 Registration Statement. On August 3, 2022, the March 2021 Form S-3 Registration Statement was declared effective by the SEC, and the Company entered into the August 2022 Sales Agreement on August 12, 2022. The Company did not sell any shares under the August 2022 Sales Agreement. On July 3, 2023, in connection with the Corporate Conversion, BGC Group filed a post-effective amendment to the March 2021 Form S-3 Registration Statement, pursuant to which it adopted the March 2021 Form S-3 Registration Statement as its own registration statement. Also on July 3, 2023, BGC Group assumed the August 2022 Sales Agreement, as amended and restated to replace references to BGC Partners with references to BGC Group and to make other ministerial changes. BGC Group may sell up to an aggregate of $300.0 million of shares of BGC Class A common stock pursuant to the terms of the July 2023 Sales Agreement. Under the July 2023 Sales Agreement, the Company agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. As of June 30, 2024, the Company had not sold any shares of BGC Class A common stock or paid any commission to CF&Co under the July 2023 Sales Agreement. For additional information on the Company’s CEO Program sales agreements, see Note 13—“Related Party Transactions.”

Unit Redemptions and Share Repurchase Program
The Company’s Board and Audit Committee have authorized repurchases of BGC Class A common stock and redemptions of limited partnership interests or other equity interests in the Company’s subsidiaries. On November 4, 2022, the Board and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $400.0 million, which could have included purchases from Cantor, its partners or employees or other affiliated persons or entities. On July 1, 2023, the BGC Group Board and Audit Committee approved BGC Group’s share repurchase authorization in an amount up to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of June 30, 2024, the Company had $183.5 million remaining from its share repurchase authorization. From time to time, the Company may actively continue to repurchase shares.
The tables below represent the units redeemed and/or the shares repurchased for cash or withheld to satisfy tax liabilities due upon the vesting of restricted stock and do not include units redeemed/cancelled in connection with the grant of shares of BGC Class A common stock nor the limited partnership interests exchanged for shares of BGC Class A common stock. The share repurchases of BGC Class A common stock during the three and six months ended June 30, 2024 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Shares Repurchased	Weighted-Average Price Paid per Share	Approximate Dollar Value of Shares That Could Be Repurchased Under the Program at June 30, 2024
Repurchases[1,2]
January 1, 2024—March 31, 2024	11,250	$7.11
April 1, 2024—April 30, 2024	1,555	7.68
May 1, 2024—May 31, 2024	5,031	8.62
June 1, 2024—June 30, 2024	4,102	8.21
Total Repurchases	21,938	$7.70	$183,492
___________________________
1During the three months ended June 30, 2024, the Company repurchased 10.7 million shares of BGC Class A common stock for an aggregate price of $89.0 million at a weighted-average price of $8.32 per share. These repurchases include 1.3 million restricted shares vested but withheld described in the following footnote. During the six months ended June 30, 2024, the Company repurchased 21.9 million shares of BGC Class A common stock for an aggregate price of $168.9 million at a weighted-average price of $7.70 per share. These repurchases include 2.7 million restricted shares vested but withheld described in the following footnote.
2The three months ended June 30, 2024 includes an aggregate of 1.3 million shares withheld to satisfy tax liabilities due upon the vesting of restricted stock. The average price paid per share for such share withholdings is based on the closing price per share on the vesting date of the restricted stock or, if such date is not a trading day, the trading day immediately prior to such vesting date. The fair value of restricted shares vested, withheld to satisfy tax liabilities was $9.6 million at a weighted-average price of $7.61 per share. The six months ended June 30, 2024 includes an aggregate of 2.7 million shares withheld to satisfy tax liabilities due upon the vesting of restricted stock. The average price paid per share for such share withholdings is based on the closing price per share on the vesting date of the restricted stock or, if such date is not a trading day, the trading day immediately prior to such vesting date. The fair value of restricted shares vested, withheld to satisfy tax liabilities was $21.0 million at a weighted-average price of $7.81 per share.

The gross unit redemptions and share repurchases of BGC Class A common stock during the three and six months ended June 30, 2023 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted-Average Price Paid per Unit or Share	Approximate Dollar Value of Shares That Could Be Redeemed/ Purchased Under the Program at June 30, 2023
Redemptions[1,2]
January 1, 2023—March 31, 2023	23	$3.90
April 1, 2023—June 30, 2023	422	4.91
Total Redemptions	445	$4.85
Repurchases[3,4]
January 1, 2023—March 31, 2023	846	$4.97
April 1, 2023—April 30, 2023	3,086	4.48
May 1, 2023—May 31, 2023	3,300	4.36
June 1, 2023—June 30, 2023	3,428	4.48
Total Repurchases	10,660	$4.48
Total Redemptions and Repurchases	11,105	$4.50	$326,449
____________________________
1During the three months ended June 30, 2023, the Company redeemed 0.3 million LPUs for an aggregate redemption price of $1.4 million at a weighted-average price of $4.71 per unit. During the three months ended June 30, 2023, the Company redeemed 0.1 million FPUs for an aggregate redemption price of $0.7 million at a weighted-average price of $5.32 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 13.3 million shares of BGC Class A common stock during the three months ended June 30, 2023, nor the limited partnership interests exchanged for 7.1 million shares of BGC Class A common stock during the three months ended June 30, 2023.
2During the six months ended June 30, 2023, the Company redeemed 0.3 million LPUs for an aggregate redemption price of $1.4 million at a weighted-average price of $4.71 per unit. During the six months ended June 30, 2023, the Company redeemed 0.2 million FPUs for an aggregate redemption price of $0.8 million at a weighted-average price of $5.11 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 20.2 million shares of BGC Class A common stock during the six months ended June 30, 2023, nor the limited partnership interests exchanged for 13.4 million shares of BGC Class A common stock during the six months ended June 30, 2023.
3During the three months ended June 30, 2023, the Company repurchased 9.8 million shares of BGC Class A common stock for an aggregate price of $43.6 million at a weighted-average price of $4.44 per share.
4During the six months ended June 30, 2023, the Company repurchased 10.7 million shares of BGC Class A common stock for an aggregate price of $47.8 million at a weighted-average price of $4.48 per share.
Redeemable Partnership Interest
The changes in the carrying amount of FPUs were as follows (in thousands):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	2023	2023
Balance at beginning of period	$15,423	$15,519
Consolidated net income allocated to FPUs	—	236
Earnings distributions	(236)	(236)
FPUs exchanged	(992)	(1,301)
FPUs redeemed	311	288
Corporate conversion	(14,506)	(14,506)
Balance at end of period	$—	$—
As a result of the Corporate Conversion, there were no redeemable partnership interests outstanding as of June 30, 2024.

8.    Financial Instruments Owned, at Fair Value
Financial instruments owned, at fair value primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total Financial instruments owned, at fair value were $194.0 million and $45.8 million as of June 30, 2024 and December 31, 2023, respectively. For additional information, see Note 12—“Fair Value of Financial Assets and Liabilities.”
These instruments are measured at fair value, with any changes in fair value recognized in earnings in the Company’s unaudited Condensed Consolidated Statements of Operations. The Company recognized unrealized net gains of nil for the three and six months ended June 30, 2024 and 2023, respectively, related to the mark-to-market adjustments on such instruments.
9.    Collateralized Transactions
Repurchase Agreements
Securities sold under Repurchase Agreements are accounted for as collateralized financing transactions, are recorded at the contractual amount for which the securities will be repurchased, including accrued interest, and recorded as “Repurchase Agreements” on the Company’s unaudited Condensed Consolidated Statements of Financial Condition. As of June 30, 2024, the Company had $6.6 million of Repurchase Agreements, which matured on July 1, 2024. U.S. Treasury securities were provided as collateral. As of December 31, 2023, the Company had no Repurchase Agreements.
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
As of both June 30, 2024 and December 31, 2023, the Company had no Reverse Repurchase Agreements.
10.    Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers
Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts (see Note 11—“Derivatives”). As of June 30, 2024 and December 31, 2023, Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers[1]:
Contract values of fails to deliver	$812,610	$182,094
Receivables from clearing organizations	124,279	135,789
Other receivables from broker-dealers and customers	29,088	28,546
Net pending trades	92,019	—
Open derivative contracts	4,592	3,607
Total	$1,062,588	$350,036
Payables to broker-dealers, clearing organizations, customers and related broker-dealers[1]:
Contract values of fails to receive	$752,470	$172,231
Payables to clearing organizations	110,389	10,846
Other payables to broker-dealers and customers	16,005	13,357
Net pending trades	—	76
Open derivative contracts	1,540	5,756
Total	$880,404	$202,266
____________________________

1Includes receivables and payables with Cantor. See Note 13—“Related Party Transactions” for additional information.
Substantially all open fails to deliver, open fails to receive and pending trade transactions as of June 30, 2024 have subsequently settled at the contracted amounts.
11.    Derivatives
In the normal course of operations, the Company enters into derivative contracts to facilitate client transactions, hedge principal positions and facilitate hedging activities of affiliated companies. These derivative contracts primarily consist of FX swaps, FX/commodities options, futures, forwards and interest rate swaps.
The fair value of derivative contracts, presented in accordance with the Company’s netting policy, is set forth below (in thousands):

	June 30, 2024			December 31, 2023
Derivative contract	Assets	Liabilities	Notional Amounts[1]	Assets	Liabilities	Notional Amounts[1]
FX swaps	$3,924	$1,230	$814,972	$2,674	$5,119	$545,669
Forwards	330	310	197,015	805	609	310,880
Futures	275	—	6,342,606	—	28	6,703,624
Interest rate swaps	63	—	124,080,418	128	—	34,272,592
Total	$4,592	$1,540	$131,435,011	$3,607	$5,756	$41,832,765

1Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of the Company’s derivative activity, and do not represent anticipated losses.
Certain of the Company’s FX swaps are with Cantor. See Note 13—“Related Party Transactions,” for additional information related to these transactions.
The replacement costs of contracts in a gain position were $4.6 million and $3.6 million, as of June 30, 2024 and December 31, 2023, respectively.

The following tables present information about the offsetting of derivative instruments (in thousands):

	June 30, 2024
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition[1]
Assets
FX swaps	$4,485	$(561)	$3,924
Forwards	398	(68)	330
Futures	52,329	(52,054)	275
Interest rate swaps	2,691	(2,628)	63
Total derivative assets	$59,903	$(55,311)	$4,592
Liabilities
FX swaps	$1,791	$(561)	$1,230
Forwards	378	(68)	310
Futures	52,054	(52,054)	—
Interest rate swaps	2,628	$(2,628)	—
Total derivative liabilities	$56,851	$(55,311)	$1,540

	December 31, 2023
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition[1]
Assets
FX swaps	$3,467	$(793)	$2,674
Forwards	855	(50)	805
Interest rate swaps	12,310	(12,182)	128
Futures	62,693	(62,693)	—
Total derivative assets	$79,325	$(75,718)	$3,607
Liabilities
FX swaps	$5,912	$(793)	$5,119
Forwards	659	(50)	609
Futures	62,721	(62,693)	28
Interest rate swaps	12,182	(12,182)	—
Total derivative liabilities	$81,474	$(75,718)	$5,756

1There were no additional balances in gross amounts not offset as of either June 30, 2024 or December 31, 2023.
The change in fair value of derivative contracts is reported as part of “Principal transactions” in the Company’s unaudited Condensed Consolidated Statements of Operations.
The table below summarizes gains and (losses) on derivative contracts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivative contract	2024	2023	2024	2023
Futures	$2,833	$3,356	$6,639	$6,777
Interest rate swaps	1,832	189	3,928	217
FX swaps	558	126	1,056	896
FX/commodities options	57	41	104	82
Gains	$5,280	$3,712	$11,727	$7,972

12.    Fair Value of Financial Assets and Liabilities
Fair Value Measurements on a Recurring Basis
The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	Assets at Fair Value at June 30, 2024
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Financial instruments owned, at fair value—Domestic government debt	$178,142	$—	$—	$—	$178,142
Financial instruments owned, at fair value—Foreign government debt	—	15,362	—	—	15,362
Financial instruments owned, at fair value—Equities	477	—	—	—	477
Financial instruments owned, at fair value—Corporate bonds	—	7	—	—	7
FX swaps	—	4,485	—	(561)	3,924
Forwards	—	398	—	(68)	330
Futures	52,329	—	—	(52,054)	275
Interest rate swaps	—	2,691	—	(2,628)	63
Total	$230,948	$22,943	$—	$(55,311)	$198,580

	Liabilities at Fair Value at June 30, 2024
	Level 1	Level 2	Level 3	Netting and Collateral	Total
FX swaps	$—	$1,791	$—	$(561)	$1,230
Forwards	—	378	—	(68)	310
Futures	52,054	—	—	(52,054)	—
Interest rate swaps	—	2,628	—	(2,628)	—
Contingent consideration	—	—	8,631	—	8,631
Total	$52,054	$4,797	$8,631	$(55,311)	$10,171

	Assets at Fair Value at December 31, 2023
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Financial instruments owned, at fair value—Domestic government debt	$31,141	$—	$—	$—	$31,141
Financial instruments owned, at fair value—Foreign government debt	—	14,164	—	—	14,164
Financial instruments owned, at fair value—Equities	487	—	—	—	487
FX swaps	—	3,467	—	(793)	2,674
Forwards	—	855	—	(50)	805
Interest rate swaps	—	12,310	—	(12,182)	128
Futures	—	62,693	—	(62,693)	—
Total	$31,628	$93,489	$—	$(75,718)	$49,399

	Liabilities at Fair Value at December 31, 2023
	Level 1	Level 2	Level 3	Netting and Collateral	Total
FX swaps	$—	$5,912	$—	$(793)	$5,119
Forwards	—	659	—	(50)	609
Futures	—	62,721	—	(62,693)	28
Interest rate swaps	—	12,182	—	(12,182)	—
Contingent consideration	—	—	11,929	—	11,929
Total	$—	$81,474	$11,929	$(75,718)	$17,685
Level 3 Financial Liabilities
Changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended June 30, 2024 were as follows (in thousands):

							Unrealized (gains) losses for the period included in:
	Opening Balance at April 1, 2024	Total realized and unrealized (gains) losses included in Net income (loss)¹	Unrealized (gains) losses included in Other comprehensive income (loss)²	Purchases/ Issuances	Sales/ Settlements	Closing Balance at June 30, 2024	Net (income) loss on Level 3 Assets/Liabilities Outstanding at June 30, 2024	Other comprehensive income (loss) on Level 3 Assets/Liabilities Outstanding at June 30, 2024
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$9,727	$(96)	$—	$—	$(1,000)	$8,631	$(96)	$—
____________________________
1Realized and unrealized gains (losses) are reported in “Other income (loss)” in the Company’s unaudited Condensed Consolidated Statements of Operations.
2Unrealized gains (losses) are reported in “Foreign currency translation adjustments” in the Company’s unaudited Condensed Consolidated Statements of Comprehensive Income (Loss).
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
____________________________
1Realized and unrealized gains (losses) are reported in “Other income (loss)” in the Company’s unaudited Condensed Consolidated Statements of Operations.
2Unrealized gains (losses) are reported in “Foreign currency translation adjustments” in the Company’s unaudited Condensed Consolidated Statements of Comprehensive Income (Loss).

Changes in Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2024 were as follows (in thousands):

							Unrealized (gains) losses for the period included in:
	Opening Balance at January 1, 2024	Total realized and unrealized (gains) losses included in Net income (loss)¹	Unrealized (gains) losses included in Other comprehensive income (loss)²	Purchases/ Issuances	Sales/ Settlements	Closing Balance at June 30, 2024	Net income (loss) on Level 3 Assets / Liabilities Outstanding at June 30, 2024	Other comprehensive income (loss) on Level 3 Assets / Liabilities Outstanding at June 30, 2024
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$11,929	$(255)	$—	$—	$(3,043)	$8,631	$(255)	$—
____________________________
1Realized and unrealized gains (losses) are reported in “Other income (loss)” in the Company’s unaudited Condensed Consolidated Statements of Operations.
2Unrealized gains (losses) are reported in “Foreign currency translation adjustments” in the Company’s unaudited Condensed Consolidated Statements of Comprehensive Income (Loss).
Changes in Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2023 were as follows (in thousands):

							Unrealized (gains) losses for the period included in:
	Opening Balance at January 1, 2023	Total realized and unrealized (gains) losses included in Net income (loss)¹	Unrealized (gains) losses included in Other comprehensive income (loss)²	Purchases/ Issuances	Sales/ Settlements	Closing Balance at June 30, 2023	Net income (loss) on Level 3 Assets / Liabilities Outstanding at June 30, 2023	Other comprehensive income (loss) on Level 3 Assets / Liabilities Outstanding at June 30, 2023
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$24,279	$613	$—	$4,675	$(20,658)	$8,909	$276	$—
____________________________
1Realized and unrealized gains (losses) are reported in “Other income (loss)” in the Company’s unaudited Condensed Consolidated Statements of Operations.
2Unrealized gains (losses) are reported in “Foreign currency translation adjustments” in the Company’s unaudited Condensed Consolidated Statements of Comprehensive Income (Loss).

Quantitative Information About Level 3 Fair Value Measurements on a Recurring Basis
The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 liabilities measured at fair value on a recurring basis (dollar amounts in thousands):

	Fair Value as of June 30, 2024
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
				Discount rate[1]	7.2%-9.2%	8.6%

Contingent consideration	$—	$8,631	Present value of expected payments	Probability of meeting earnout and contingencies	20%-100%	86.0%[2]
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
Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of June 30, 2024 and December 31, 2023, the present value of expected payments related to the Company’s contingent consideration was $8.6 million and $11.9 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, was $16.9 million and $18.6 million, as of June 30, 2024 and December 31, 2023, respectively.
Fair Value Measurements on a Non-Recurring Basis
Pursuant to the recognition and measurement guidance for equity investments, equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. The Company applied the measurement alternative to equity securities with the fair value of $126.1 million and $85.8 million as of June 30, 2024 and December 31, 2023, respectively, which were included in “Other assets” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.

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
For both the three months ended June 30, 2024 and 2023, Cantor’s share of the net profit in Tower Bridge was $0.5 million. For the six months ended June 30, 2024 and 2023, Cantor’s share of the net profit in Tower Bridge was $0.7 million and $0.6 million, respectively. This net profit or loss is included as part of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited Condensed Consolidated Statements of Operations.
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
For the three months ended June 30, 2024 and 2023, the Company recognized related party revenues of $4.6 million and $4.1 million, respectively, for the services provided to Cantor. For the six months ended June 30, 2024 and 2023, the Company recognized related party revenues of $9.1 million and $8.0 million, respectively, for the services provided to Cantor. These revenues are included as part of “Fees from related parties” in the Company’s unaudited Condensed Consolidated Statements of Operations.
In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an administrative services agreement whereby certain employees of Cantor are deemed leased employees of the Company.
For the three months ended June 30, 2024 and 2023, the Company was charged $25.7 million and $24.2 million, respectively, for the services provided by Cantor and its affiliates, of which $17.7 million and $16.2 million, respectively, were to cover compensation to leased employees for these periods. For the six months ended June 30, 2024 and 2023, the Company was charged $52.3 million and $48.1 million, respectively, for the services provided by Cantor and its affiliates, of which $37.1 million and $31.7 million, respectively, were to cover compensation to leased employees for these periods. The fees charged by Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited Condensed Consolidated Statements of Operations. The fees charged by Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited Condensed Consolidated Statements of Operations.
In connection with the Corporate Conversion on July 1, 2023, BGC Group, Cantor and certain affiliates of Cantor entered into an Amended and Restated U.S. Master Administrative Services Agreement and an Amended and Restated U.K. Master Administrative Services Agreement.

FMX Administrative Services Agreement
In connection with the FMX Separation, on April 23, 2024, Tower Bridge and FMX entered into an Administrative Services Agreement, pursuant to which Tower Bridge would provide certain administrative services and technology services to FMX.
Clearing Agreements with Cantor
The Company and its subsidiaries receive certain clearing services from Cantor and its subsidiaries pursuant to several clearing agreements, including the Clearing Services Agreement. These clearing services are provided in exchange for payment by the Company and its subsidiaries of third-party clearing costs and allocated costs. The costs associated with these payments are included as part of “Fees to related parties” in the Company’s unaudited Condensed Consolidated Statements of Operations. The costs for these services are included as part of the charges to BGC for services provided by Cantor and its affiliates as discussed in “Service Agreements” above.
On June 7, 2024, the Company amended the Clearing Services Agreement to modify the rate charged by CF&Co for posting margin in respect of trades cleared on behalf of BGCF to a rate equal to CF&Co’s cost of funding such margin through a draw on a third party credit facility provided to CF&Co for which the use of proceeds is to finance clearinghouse margin deposits and related transactions.
Clearing Capital Agreement with Cantor
In November 2008, the Company entered into the Clearing Capital Agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on the Company’s behalf. In June 2020, the Clearing Capital Agreement was amended to cover Cantor providing clearing services in all eligible financial products to the Company and not just U.S. Treasury and U.S. government agency securities. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to BGC, Cantor shall be entitled to request from the Company cash or other collateral acceptable to Cantor in the amount reasonably requested by Cantor under the Clearing Capital Agreement or Cantor will post cash or other collateral on BGC’s behalf for a commercially reasonable charge. On June 7, 2024, the Company amended the Clearing Capital Agreement to modify the rate charged Cantor for posting margin in respect of trades cleared on behalf of the Company to a rate equal to Cantor’s cost of funding such margin through a draw on a third party credit facility provided to Cantor, for which the use of proceeds is to finance clearinghouse margin deposits and related transactions. The Clearing Capital Agreement amendment also assigned BGC Partners’ rights and obligations thereunder to BGC Group.
During the three months ended June 30, 2024 and 2023, the Company was charged $0.9 million and $0.5 million, respectively, by Cantor for the cash or other collateral posted by Cantor on BGC’s behalf. During the six months ended June 30, 2024 and 2023, the Company was charged $1.9 million and $0.8 million, respectively, by Cantor for the cash or other collateral posted by Cantor on BGC’s behalf. Cantor had not requested any cash or other property from the Company as collateral as of June 30, 2024.
Non-Conforming Subordination Agreements

On June 26, 2024, the Audit Committee of BGC approved the entry into one or more non-conforming subordination agreements by BGC or its subsidiaries, including FMX, with CF&Co (or its affiliates). Pursuant to any non-conforming subordination agreement, the BGC party would acknowledge that its brokerage account(s) held at CF&Co are not “customers” of CF&Co and would agree to subordinate its right to receive securities or funds held in such accounts to the claims of Cantor’s customers. This acknowledgment and agreement by the relevant BGC party enables CF&Co to receive such securities or funds from the BGC party and post them with the FICC without requiring that they be segregated.
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

As part of the purchase of the Futures Exchange Group, Cantor has agreed to indemnify the Company for certain expenses arising at the Futures Exchange Group up to a maximum of $1.0 million. As of both June 30, 2024 and December 31, 2023, the Company had recorded assets of $1.0 million in the Company’s unaudited Condensed Consolidated Statements of Financial Condition for this indemnity.
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
BGC Credit Agreement
On March 19, 2018, BGC Partners entered into the BGC Credit Agreement with Cantor. The BGC Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries at the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The BGC Credit Agreement replaced the previous Credit Facility between BGC Partners and an affiliate of Cantor. On August 6, 2018, BGC Partners entered into an amendment to the BGC Credit Agreement, which increased the aggregate principal amount that could be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. On October 6, 2023, BGC Group assumed all rights and obligations of BGC Partners under the BGC Credit Agreement.
On March 8, 2024, the Company entered into a second amendment to the BGC Credit Agreement. The second amendment provides that the parties and their respective subsidiaries may borrow up to an aggregate principal amount of $400.0 million from each other from time to time at an interest rate equal to 25 basis points less than the interest rate on the respective borrower’s short-term borrowing rate then in effect. Previously, the parties and their respective subsidiaries could borrow up to an aggregate principal amount of $400.0 million from each other from time to time at an interest rate equal to 1.00% higher than the higher of Cantor’s or BGC’s short-term borrowing rate then in effect. The BGC Credit Agreement will mature on the earlier to occur of (a) if prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance thereof, March 19, 2025, and if such notice is not timely given, then the maturity date of the BGC Credit Agreement will continue to be extended for additional successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms.
On June 7, 2024, the Company entered into a third amendment to the BGC Credit Agreement. The third amendment provides that the parties and their respective subsidiaries may borrow up to an aggregate principal amount of $400.0 million pursuant to a new category of “FICC-GSD Margin Loans.” FICC-GSD Margin Loans will bear interest at a rate equal to the overnight interest rate actually earned by the borrower or its affiliates on borrowings under the applicable FICC-GSD Margin Loan that are posted to clearinghouses or kept available for posting at clearinghouses. The maturity date in respect of FICC-GSD Margin Loans will not exceed 35 days from the date the loan is made, unless otherwise agreed by the parties. All other terms of the BGC Credit Agreement, including terms applicable to loans made thereunder that are not FICC-GSD Margin Loans, remain the same.

On March 12, 2024, the Company borrowed $275.0 million from Cantor under the BGC Credit Agreement and used the proceeds from such borrowing to repay the principal and interest related to all of the $240.0 million of borrowings outstanding under the Revolving Credit Agreement. As of March 31, 2024, there were $275.0 million of borrowings by the Company outstanding under the BGC Credit Agreement. As of March, 31, 2024, the interest rate on this facility was 6.92%. On April 1, 2024, the Company repaid in full the $275.0 million of principal and interest amounts outstanding from the BGC Credit Agreement. As of June 30, 2024, there were no borrowings by the Company outstanding under the BGC Credit Agreement. As of December 31, 2023, there were no borrowings by BGC Partners or Cantor outstanding under this agreement. The Company did not record any interest expense related to the BGC Credit Agreement for the three months ended June 30, 2024. The Company recorded interest expense related to the BGC Credit Agreement of $1.1 million for the six months ended June 30, 2024. The Company did not record any interest expense related to the BGC Credit Agreement for the three and six months ended June 30, 2023.
On June 10, 2024, Cantor borrowed $180.0 million from the Company under the BGC Credit Agreement. As of June 30, 2024, there were $180.0 million of borrowings by Cantor outstanding under the BGC Credit Agreement. These borrowings are not considered FICC-GSD Margin Loans. As of June 30, 2024, the interest rate on this facility was 7.18%. The Company recorded interest income related to the BGC Credit Agreement of $0.8 million for the three and six months ended June 30, 2024. The Company did not record any interest income related to the BGC Credit Agreement for the three and six months ended June 30, 2023.
Other Agreements with Cantor
The Company is authorized to enter into short-term arrangements with Cantor to cover any delivery failures in connection with U.S. Treasury securities transactions. As of June 30, 2024, there were $6.6 million in Repurchase Agreements between the Company and Cantor, which matured on July 1, 2024. As of December 31, 2023, there were no Repurchase Agreements between the Company and Cantor.
As part of the Company’s cash management process, the Company may enter into Reverse Repurchase Agreements and other short-term investments with Cantor. As of both June 30, 2024 and December 31, 2023, there were no Reverse Repurchase Agreements between the Company and Cantor.
To more effectively manage the Company’s exposure to changes in FX rates, the Company and Cantor have agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to FX currency hedging between the Company and Cantor. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of the Company and Cantor is utilized to determine the shares of profit or loss allocated to each for the period. For the three months ended June 30, 2024 and 2023, the Company recognized its share of FX loss of $1.4 million and FX gain of $3.5 million, respectively. For the six months ended June 30, 2024 and 2023, the Company recognized its share of FX loss of $1.4 million and FX gain of $4.9 million, respectively. These gains are included as part of “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Pursuant to the separation agreement relating to the Company’s acquisition of certain BGC businesses from Cantor in 2008, Cantor has a right, subject to certain conditions, to be the Company’s customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use the Company’s market data without any cost but Cantor does not have the right to furnish such data to any third party. Any future related-party transactions or arrangements between the Company and Cantor are subject to prior approval by the Audit Committee. During the three months ended June 30, 2024 and 2023, the Company recorded revenues from Cantor entities of $0.1 million and nil, respectively, related to commissions paid to the Company by Cantor. During the six months ended June 30, 2024 and 2023, the Company recorded revenues from Cantor entities of $0.2 million and nil, respectively, related to commissions paid to the Company by Cantor. These revenues are included as part of “Commissions” in the Company’s unaudited Condensed Consolidated Statements of Operations.
The Company and Cantor are authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.

In August 2013, the Audit Committee authorized the Company to invest up to $350.0 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used by the Company from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including policies related to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. During the three and six months ended June 30, 2024 and as of the year ended December 31, 2023, the Company did not have any investments in the program.
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
As of June 30, 2024, Cantor and CFGM did not own any shares of BGC Class A common stock. As of June 30, 2024, Cantor and CFGM owned 93.3 million and 3.0 million shares of BGC Class B common stock, respectively.
Receivables from and Payables to Related Broker-Dealers
Amounts due to or from Cantor and Freedom, one of the Company’s equity method investments, are for transactional revenues under a technology and services agreement with Freedom, as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. As of June 30, 2024 and December 31, 2023, the Company had receivables from Freedom of $2.1 million and $1.4 million, respectively. As of June 30, 2024 and December 31, 2023, the Company had $3.9 million and $2.7 million, respectively, in receivables from Cantor related to open derivative contracts. As of June 30, 2024 and December 31, 2023, the Company had $1.2 million and $4.9 million, respectively, in payables to Cantor related to open derivative contracts. As of June 30, 2024, the Company had $9.3 million in payables to Cantor related to fails and pending trades. As of December 31, 2023, the Company had $0.8 million in receivables from Cantor related to fails and pending trades.
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

As of June 30, 2024 and December 31, 2023, the aggregate balance of employee loans, net, was $394.5 million and $367.8 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. Compensation expense for the above-mentioned employee loans for the three months ended June 30, 2024 and 2023 was $14.6 million and $11.6 million, respectively. Compensation expense for the above-mentioned employee loans for the six months ended June 30, 2024 and 2023 was $29.4 million and $25.5 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Interest income on the above-mentioned employee loans for the three months ended June 30, 2024 and 2023 was $2.6 million and $2.1 million, respectively. Interest income on the above-mentioned employee loans for the six months ended June 30, 2024 and 2023 was $5.8 million and $3.9 million, respectively. The interest income related to these employee loans is included as part of “Interest and dividend income” in the Company’s unaudited Condensed Consolidated Statements of Operations.
CEO Program and Other Transactions with CF&Co
As discussed in Note 7—“Stock Transactions and Unit Redemptions,” BGC Partners entered into the August 2022 Sales Agreement, and after the Corporate Conversion, BGC Group entered into the July 2023 Sales Agreement with CF&Co as the Company’s sales agent under the CEO Program. During both the three and six months ended June 30, 2024 and 2023, the Company did not sell any shares of Class A common stock under its CEO Program. For both the three and six months ended June 30, 2024 and 2023, the Company was not charged for services provided by CF&Co related to the CEO Program with CF&Co. The net proceeds of any shares sold would be included as part of “Additional paid-in capital” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
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
On October 3, 2014, management was granted approval by the Board and Audit Committee to enter into stock loan transactions with CF&Co utilizing equities securities. Such stock loan transactions will bear market terms and rates. As of June 30, 2024, and December 31, 2023, the Company did not have any Securities loaned transactions with CF&Co.
On July 24, 2018, the Company issued an aggregate of $450.0 million principal amount of BGC Partners 5.375% Senior Notes. The BGC Partners 5.375% Senior Notes were general senior unsecured obligations of the Company. In connection with this issuance of the BGC Partners 5.375% Senior Notes, the Company recorded approximately $0.3 million in underwriting fees payable to CF&Co. The Company also paid CF&Co an advisory fee of $0.2 million in connection with the issuance. These fees were recorded as a direct reduction from the Notes payable and other borrowings in the Company’s unaudited Condensed Consolidated Statements of Financial Condition and were amortized as interest expense over the term of the notes. The BGC Partners 5.375% Senior Notes matured on July 24, 2023.
On September 27, 2019, the Company issued an aggregate of $300.0 million principal amount of BGC Partners 3.750% Senior Notes. In connection with this issuance of BGC Partners 3.750% Senior Notes, the Company recorded $0.2 million in underwriting fees payable to CF&Co. These fees were recorded as a direct reduction from the Notes payable and other borrowings in the Company’s unaudited Condensed Consolidated Statements of Financial Condition and are amortized as interest expense over the term of the notes.
On June 11, 2020, BGC Partners’ Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by the Company of up to $50.0 million of Company Debt Securities, and on July 1, 2023, BGC Group’s Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by the Company of up to $50.0 million of Company Debt Securities. Repurchases of Company Debt Securities, if any, are expected to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption. Under the authorization, the Company may make repurchases of Company Debt Securities for cash from time to time in the open market or in privately negotiated transactions upon such terms and at such prices as management may determine. Additionally, the Company is authorized to make any such repurchases of Company Debt Securities through CF&Co (or its affiliates), in its capacity as agent or principal, or such other broker-dealers as management shall determine to utilize from time to time, and such repurchases shall be subject to brokerage commissions which are no higher than standard market commission rates. As of June 30, 2024, the Company had $50.0 million remaining under its debt repurchase authorization.

On July 10, 2020, the Company issued an aggregate of $300.0 million principal amount of the BGC Partners 4.375% Senior Notes. In connection with this issuance of BGC Partners 4.375% Senior Notes, the Company recorded $0.2 million in underwriting fees payable to CF&Co. These fees were recorded as a direct reduction from the Notes payable and other borrowings in the Company’s unaudited Condensed Consolidated Statements of Financial Condition and are amortized as interest expense over the term of the notes. Cantor purchased $14.5 million of such senior notes and tendered such notes in the Exchange Offer in exchange for an equivalent amount of BGC Group 4.375% Senior Notes. Cantor holds such BGC Group 4.375% Senior Notes as of June 30, 2024.
On May 25, 2023, the Company issued an aggregate of $350.0 million principal amount of the BGC Partners 8.000% Senior Notes. In connection with this issuance of BGC Partners 8.000% Senior Notes, the Company paid $0.2 million in underwriting fees to CF&Co. These fees were recorded as a direct reduction from the Notes payable and other borrowings in the Company’s Condensed Consolidated Statements of Financial Condition and are amortized as interest expense over the term of the notes.
On June 10, 2024, the Company issued an aggregate of $500.0 million principal amount of the BGC Group 6.600% Senior Notes. In connection with this issuance of BGC Group 6.600% Senior Notes, the Company paid $0.4 million in underwriting fees to CF&Co. These fees were recorded as a direct reduction from the Notes payable and other borrowings in the Company’s unaudited Condensed Consolidated Statements of Financial Condition and are amortized as interest expense over the term of the notes.
In connection with the issuance of the BGC Group 6.600% Senior Notes, on June 10, 2024, we entered into a Registration Rights Agreement with the initial purchasers in the offering of the BGC Group 6.600% Senior Notes, including CF&Co, pursuant to which we are obligated to file a registration statement with the SEC with respect to an offer to exchange the BGC Group 6.600% Notes for a substantially identical issue of notes registered under the Securities Act and to complete such exchange offer prior to 365 days after June 10, 2024.
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
As of June 30, 2024, there were no FPUs in BGC Holdings remaining.

Cantor Aurel Revenue Sharing Agreement
On June 24, 2021, the Board and Audit Committee authorized the Company’s French subsidiary, Aurel BGC SAS, to enter into a revenue sharing agreement pursuant to which Cantor shall provide services to Aurel to support Aurel’s investment banking activities with respect to special purpose acquisition companies. The services provided by Cantor to Aurel in support of such SPAC Investment Banking Activities shall include referral of clients, structuring advice, financial advisory services, referral of investors, deal execution services, and other advisory services in support of Aurel’s SPAC Investment Banking Activities pursuant to its French investment services license. As compensation, Cantor shall receive a revenue share of 80% of Aurel’s net revenue attributable to SPAC Investment Banking Activities. The term of the revenue sharing agreement was for an initial period of 12 months, which automatically renews each year unless either party provides notice of termination at least three months prior to the anniversary. Aurel is also authorized to serve as bookrunner, underwriter or advisor in connection with French SPACs which are sponsored by Cantor at market rates for such services. For both the three and six months ended June 30, 2024 and 2023, Aurel had no revenue or fees payable to Cantor attributable to SPAC Investment Banking Activities. Any revenue or fees payable to Cantor attributable to SPAC Investment Banking Activities would be included as part of “Other revenues” and “Fees to related parties,” respectively, in the Company’s unaudited Condensed Consolidated Statements of Operations.
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
As of June 30, 2024 and December 31, 2023, the Company had an additional liability to the Cantor Fitzgerald Relief Fund and The Cantor Foundation (UK) for $12.8 million and $12.7 million, respectively, which included $6.7 million and $6.4 million of additional expense taken in September 2023 and 2022, respectively, above the original $40.0 million commitment.

Other Transactions
The Company was authorized to enter into loans, investments or other credit support arrangements for Aqua, an alternative electronic trading platform that offered new pools of block liquidity to the global equities markets; such arrangements were proportionally and on the same terms as similar arrangements between Aqua and Cantor. On each of February 15, 2022 and February 25, 2021, the Board and Audit Committee increased the authorized amount by an additional $1.0 million, to an aggregate of $21.2 million. The Company had been further authorized to provide counterparty or similar guarantees on behalf of Aqua from time to time, provided that liability for any such guarantees, as well as similar guarantees provided by Cantor, would be shared proportionally with Cantor. Aqua was 51% owned by Cantor and 49% owned by the Company.
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
The Company periodically acts as an intermediary to administer payments on behalf of related parties.
14.    Investments
Equity Method Investments and Investments Carried Under the Measurement Alternative

(dollar amounts in thousands)	Percent Ownership[1]	June 30, 2024	December 31, 2023
Advanced Markets Holdings	25%	$4,244	$4,481
China Credit BGC Money Broking Company Limited	33%	25,608	21,277
Freedom International Brokerage	45%	8,810	9,507
Other		2,100	2,857
Equity method investments		$40,762	$38,122
Investments carried under measurement alternative		192	192
Total equity method and investments carried under measurement alternative		$40,954	$38,314
_______________________________________
1Represents the Company’s voting interest in the equity method investment as of June 30, 2024 and December 31, 2023.
The carrying value of the Company’s equity method investments was $40.8 million as of June 30, 2024 and $38.1 million as of December 31, 2023, and is included in “Investments” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
The Company recognized gains of $2.7 million and $2.4 million related to its equity method investments for the three months ended June 30, 2024 and 2023, respectively. The Company recognized gains of $4.5 million related to its equity method investments for both the six months ended June 30, 2024 and 2023. The Company’s share of the net gains or losses is reflected in “Gains (losses) on equity method investments” in the Company’s unaudited Condensed Consolidated Statements of Operations.
For the three and six months ended June 30, 2024 and 2023, the Company did not record impairment charges related to existing equity method investments. The Company did not sell any equity method investments during the three and six months ended June 30, 2024 and 2023.
See Note 13—“Related Party Transactions,” for information regarding related party transactions with unconsolidated entities included in the Company’s unaudited Condensed Consolidated Financial Statements.

Investments Carried Under Measurement Alternative
The Company has acquired equity investments for which it did not have the ability to exert significant influence over operating and financial policies of the investees. These investments are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. The carrying value of these investments as of both June 30, 2024 and December 31, 2023 was $0.2 million, and they are included in “Investments” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. The Company did not recognize any gains, losses, or impairments relating to investments carried under the measurement alternative for both the three and six months ended June 30, 2024 and 2023.
In addition, the Company owns membership shares, which are included in “Other assets” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition as of both June 30, 2024 and December 31, 2023. These equity investments are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. These investments, which do not have a readily determinable fair value, are initially recognized at cost and remeasured through earnings when there is an observable transaction involving the same or similar investment of the same issuer, or due to an impairment. The Company recorded nil of unrealized gains and nil of unrealized losses to reflect observable transactions for these shares during the three months ended both June 30, 2023 and 2024. The Company recorded $36.7 million of unrealized gains and $1.3 million of unrealized losses to reflect observable transactions for these shares during the six months ended June 30, 2024 and 2023, respectively. The unrealized gains (losses) are reflected in “Other income (loss)” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Investments in VIEs
Unconsolidated VIE
One of the Company’s equity method investments is considered a VIE, as defined under the accounting guidance for consolidation. The Company is not considered the primary beneficiary of and therefore does not consolidate the VIE. The Company’s involvement with the VIE is in the form of direct equity interest. The Company’s maximum exposure to loss with respect to the VIE is its investment.
The following table sets forth the Company’s investment in its unconsolidated VIE and the maximum exposure to loss (in thousands):

	June 30, 2024		December 31, 2023
	Investment	Maximum Exposure to Loss	Investment	Maximum Exposure to Loss
Variable interest entity	$2,100	$2,100	$2,857	$2,857
Consolidated VIE
The Company also invested in a limited liability company that is focused on developing a proprietary trading technology. The limited liability company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $9.0 million and $9.5 million as of June 30, 2024 and December 31, 2023, respectively, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $1.0 million and $1.2 million as of June 30, 2024 and December 31, 2023, respectively. The Company’s exposure to economic loss on this VIE was $5.5 million and $5.7 million as of June 30, 2024 and December 31, 2023, respectively.

15.    Fixed Assets, Net
Fixed assets, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Computer and communications equipment	$107,317	$103,621
Software, including software development costs	382,472	360,047
Leasehold improvements and other fixed assets	100,024	99,034
	589,813	562,702
Less: accumulated depreciation and amortization	(406,926)	(384,402)
Fixed assets, net	$182,887	$178,300
Depreciation expense was $5.3 million and $5.1 million for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense was $10.7 million and $10.6 million for the six months ended June 30, 2024 and 2023, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s unaudited Condensed Consolidated Statements of Operations.
The Company has $6.1 million and $5.9 million of asset retirement obligations related to certain of its leasehold improvements as of June 30, 2024 and December 31, 2023, respectively. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit adjusted risk-free interest rate in effect when the liability was initially recognized.
For the three months ended June 30, 2024 and 2023, software development costs totaling $8.4 million and $12.3 million, respectively, were capitalized. For the six months ended June 30, 2024 and 2023, software development costs totaling $20.4 million and $24.5 million, respectively, were capitalized. Amortization of software development costs totaled $10.2 million and $9.9 million for the three months ended June 30, 2024 and 2023, respectively. Amortization of software development costs totaled $20.6 million and $19.8 million for the six months ended June 30, 2024 and 2023, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Impairment charges of $0.1 million and $1.0 million were recorded for the three months ended June 30, 2024 and 2023, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges of $0.3 million and $2.8 million were recorded for the six months ended June 30, 2024 and 2023, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s unaudited Condensed Consolidated Statements of Operations.
16.    Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill
Balance at December 31, 2023	$506,344
Measurement period adjustments	221
Cumulative translation adjustment	(1,139)
Balance at June 30, 2024	$505,426
For additional information on Goodwill, see Note 4—“Acquisitions.”
Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets.

Other intangible assets consisted of the following (in thousands, except weighted-average remaining life):

	June 30, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$210,773	$105,289	$105,484	9.3
Technology	23,997	23,997	—	N/A
Noncompete agreements	20,966	20,002	964	2.1
Patents	12,334	10,893	1,441	2.9
All other	19,835	8,155	11,680	10.8
Total definite life intangible assets	287,905	168,336	119,569	9.3
Indefinite life intangible assets:
Trade names	79,570	—	79,570	N/A
Licenses	2,230	—	2,230	N/A
Domain name	454	—	454	N/A
Total indefinite life intangible assets	82,254	—	82,254	N/A
Total	$370,159	$168,336	$201,823

	December 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$210,655	$97,401	$113,254	9.7
Technology	23,997	23,997	—	N/A
Noncompete agreements	20,892	19,322	1,570	2.2
Patents	11,950	10,703	1,247	2.9
All other	20,325	7,364	12,961	10.3
Total definite life intangible assets	287,819	158,787	129,032	9.6
Indefinite life intangible assets:
Trade names	79,570	—	79,570	N/A
Licenses	2,229	—	2,229	N/A
Domain name	454	—	454	N/A
Total indefinite life intangible assets	82,253	—	82,253	N/A
Total	$370,072	$158,787	$211,285
Intangible amortization expense was $4.7 million and $4.2 million for the three months ended June 30, 2024 and 2023, respectively. Intangible amortization expense was $9.6 million and $7.9 million for the six months ended June 30, 2024 and 2023, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations. There were no impairment charges for the Company’s definite and indefinite life intangibles for the three and six months ended June 30, 2024 and 2023.

The estimated future amortization expense of definite life intangible assets as of June 30, 2024 is as follows (in millions):

2024	$9.0
2025	17.4
2026	17.0
2027	12.7
2028	11.9
2029 and thereafter	51.6
Total	$119.6
17.    Notes Payable and Other Borrowings
Notes payable and other borrowings consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Unsecured senior revolving credit agreement	$—	$239,180
BGC Group 3.750% Senior Notes due October 1, 2024	255,306	254,814
BGC Partners 3.750% Senior Notes due October 1, 2024	44,444	44,383
BGC Group 4.375% Senior Notes due December 15, 2025	287,096	286,729
BGC Partners 4.375% Senior Notes due December 15, 2025	11,812	11,800
BGC Group 8.000% Senior Notes due May 25, 2028	344,236	343,852
BGC Partners 8.000% Senior Notes due May 25, 2028	2,751	2,748
BGC Group 6.600% Senior Notes due June 10, 2029	495,044	—
Total Notes payable and other borrowings[1,2]	$1,440,689	$1,183,506
__________________________
1The Company was in compliance with all debt covenants, as applicable, as of June 30, 2024 and December 31, 2023.
2Presented net of deferred financing costs, which are recorded in the Company’s unaudited Condensed Consolidated Statements of Financial Condition as a direct reduction of the Notes payable and other borrowings. As of June 30, 2024 and December 31, 2023, total deferred financing costs were $9.3 million and $6.5 million, respectively.
Exchange Offer and Market-Making Registration Statement
On October 6, 2023, BGC Group completed the Exchange Offer, in which BGC Group offered to exchange the BGC Partners Notes for new notes to be issued by BGC Group with the same respective interest rates, maturity dates and substantially identical terms as the tendered notes, and cash. In connection with the Exchange Offer, and on behalf of BGC Partners, BGC Group also solicited consents from (i) holders of the BGC Partners Notes to certain proposed amendments to the indenture and supplemental indentures pursuant to which such BGC Partners Notes were issued to, among other things, eliminate certain affirmative and restrictive covenants and events of default, including the “Change of Control” provisions described below, which had applied to each series of the BGC Partners Notes, and (ii) holders of the BGC Partners 8.000% Senior Notes to amend the registration rights agreement relating thereto to terminate such agreement. As of September 19, 2023, the requisite note holder consents were received to adopt the proposed indenture amendments and terminate the registration rights agreement relating to the BGC Partners 8.000% Senior Notes. In connection with the October 6, 2023 closing of the Exchange Offer, (i) $255.5 million aggregate principal amount of BGC Partners 3.750% Senior Notes were exchanged for BGC Group 3.750% Senior Notes and subsequently cancelled, $288.2 million aggregate principal amount of BGC Partners 4.375% Senior Notes were exchanged for BGC Group 4.375% Senior Notes and subsequently cancelled, $347.2 million aggregate principal amount of BGC Partners 8.000% Senior Notes were exchanged for BGC Group 8.000% Senior Notes and subsequently cancelled, and equivalent aggregate principal amounts of BGC Group 3.750% Senior Notes, BGC Group 4.375% Senior Notes and BGC Group 8.000% Senior Notes, respectively, were issued; (ii) the indenture and supplemental indentures relating to the BGC Partners 3.750% Senior Notes, the BGC Partners 4.375% Senior Notes and the BGC Partners 8.000% Senior Notes were amended as proposed; and (iii) the registration rights agreement relating to the BGC Partners 8.000% Senior Notes was terminated. Issuance costs related to the Exchange Offer of $0.9 million are amortized as interest expense and the carrying value of the BGC Group 3.750% Senior Notes, the BGC Group 4.375% Senior Notes, and the BGC Group 8.000% Senior Notes will accrete up to the face amount over the term of the notes.

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
Unsecured Senior Revolving Credit Agreement
On November 28, 2018, BGC Partners entered into the Revolving Credit Agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, which replaced the previously existing committed unsecured senior revolving credit agreement. The maturity date of the Revolving Credit Agreement was November 28, 2020, and the maximum revolving loan balance was $350.0 million. Borrowings under this Revolving Credit Agreement bore interest at either LIBOR or a defined base rate plus additional margin. On December 11, 2019, BGC Partners entered into an amendment to the Revolving Credit Agreement. Pursuant to the amendment, the maturity date was extended to February 26, 2021. On February 26, 2020, BGC Partners entered into a second amendment to the Revolving Credit Agreement, pursuant to which the maturity date was extended by two years to February 26, 2023. There was no change to the interest rate or the maximum revolving loan balance. On March 10, 2022, BGC Partners entered into an amendment and restatement of the senior unsecured revolving credit agreement, pursuant to which the maturity date was extended to March 10, 2025, the size of the credit facility was increased to $375.0 million, and borrowings under this agreement bear interest based on either SOFR or a defined base rate plus additional margin. On October 6, 2023, the Revolving Credit Agreement was amended to exclude the BGC Partners Notes from the restrictive covenant in the Revolving Credit Agreement limiting the indebtedness of subsidiaries, and BGC Group assumed all of the rights and obligations of BGC Partners under the Revolving Credit Agreement and has become the borrower thereunder. On April 26, 2024, the Company amended and restated the Revolving Credit Agreement to, among other things, extend the maturity date to April 26, 2027, and provide the Company with the right to increase the facility up to $475.0 million, subject to certain conditions being met. The borrowing rates and financial covenants under the amended and restated Revolving Credit Agreement are substantially unchanged.
As of June 30, 2024, there were no borrowings outstanding under the Revolving Credit Agreement. As of December 31, 2023, there were $239.2 million of borrowings outstanding, net of deferred financing costs of $0.8 million under the Revolving Credit Agreement. The average interest rate on the outstanding borrowings for the three and six months ended June 30, 2024 was 7.17% and 7.18%, respectively. The average interest rate on the outstanding borrowings for the three and six months ended June 30, 2023 was 6.79% and 6.64%, respectively. BGC Group recorded $4.2 million of interest expense related to the Revolving Credit Agreement for the three months ended June 30, 2024. BGC Group recorded interest expense related to the Revolving Credit Agreement of $7.9 million for the six months ended June 30, 2024. BGC Partners recorded interest expense related to the Revolving Credit Agreement of $1.6 million for the three months ended June 30, 2023. BGC Partners recorded interest expense related to the Revolving Credit Agreement of $2.8 million for the six months ended June 30, 2023.
Senior Notes
The BGC Group Notes and BGC Partners Notes are recorded at amortized cost. The carrying amounts and estimated fair values of the BGC Group Notes and BGC Partners Notes were as follows (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
BGC Group 3.750% Senior Notes due October 1, 2024	$255,306	$253,717	$254,814	$249,722
BGC Partners 3.750% Senior Notes due October 1, 2024	44,444	44,159	44,383	43,464
BGC Group 4.375% Senior Notes due December 15, 2025	287,096	281,295	286,729	276,569
BGC Partners 4.375% Senior Notes due December 15, 2025	11,812	11,565	11,800	11,371
BGC Group 8.000% Senior Notes due May 25, 2028	344,236	372,345	343,852	363,274
BGC Partners 8.000% Senior Notes due May 25, 2028	2,751	2,974	2,748	2,901
BGC Group 6.600% Senior Notes due June 10, 2029	495,044	496,940	—	—
Total	$1,440,689	$1,462,995	$944,326	$947,301

The fair values of the BGC Group Notes and BGC Partners Notes were determined using observable market prices as these securities are traded, and based on whether they are deemed to be actively traded, the BGC Partners 5.375% Senior Notes, the BGC Group 3.750% Senior Notes, the BGC Partners 3.750% Senior Notes, the BGC Group 4.375% Senior Notes, the BGC Partners 4.375% Senior Notes, the BGC Group 8.000% Senior Notes, the BGC Partners 8.000% Senior Notes, and the BGC Group 6.600% Senior Notes are considered Level 2 within the fair value hierarchy.
5.375% Senior Notes
On July 24, 2018, BGC Partners issued an aggregate of $450.0 million principal amount of BGC Partners 5.375% Senior Notes. The BGC Partners 5.375% Senior Notes were general senior unsecured obligations of BGC Partners. The BGC Partners 5.375% Senior Notes bore interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The BGC Partners 5.375% Senior Notes matured on July 24, 2023. Prior to maturity, BGC Partners was able to redeem some or all of the BGC Partners 5.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the supplemental indenture related to the BGC Partners 5.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the supplemental indenture governing the BGC Partners 5.375% Senior Notes) occurred, holders could have required BGC Partners to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the BGC Partners 5.375% Senior Notes was $444.2 million, net of discount and debt issuance costs of $5.8 million. The issuance costs were amortized as interest expense and the carrying value of the BGC Partners 5.375% Senior Notes accreted up to the face amount over the term of the notes. On July 24, 2023, BGC Partners repaid the principal plus accrued interest on the BGC Partners 5.375% Senior Notes. BGC Partners recorded interest expense related to the BGC Partners 5.375% Senior Notes of $6.4 million for the three months ended June 30, 2023. BGC Partners recorded interest expense related to the BGC Partners 5.375% Senior Notes of $12.8 million for the six months ended June 30, 2023.
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
The carrying value of the BGC Group 3.750% Senior Notes was $255.3 million as of June 30, 2024. BGC Group recorded interest expense related to the BGC Group 3.750% Senior Notes of $2.6 million for the three months ended June 30, 2024. BGC Group recorded interest expense related to the BGC Group 3.750% Senior Notes of $5.3 million for the six months ended June 30, 2024. BGC Group did not record interest expense related to the BGC Group 3.750% Senior Notes for the three and six months ended June 30, 2023.
The carrying value of the BGC Partners 3.750% Senior Notes was $44.4 million as of June 30, 2024. BGC Partners recorded interest expense related to the BGC Partners 3.750% Senior Notes of $0.4 million and $3.0 million, respectively, for the three months ended June 30, 2024 and 2023. BGC Partners recorded interest expense related to the BGC Partners 3.750% Senior Notes of $0.9 million and $6.0 million, respectively, for the six months ended June 30, 2024 and 2023.

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
Following the closing of the Exchange Offer, $11.8 million aggregate principal amount of BGC Partners 4.375% Senior Notes remained outstanding. Cantor participated in the Exchange Offer and currently holds $14.5 million aggregate principal amount of BGC Group 4.375% Senior Notes.
The carrying value of the BGC Group 4.375% Senior Notes was $287.1 million as of June 30, 2024. BGC Group recorded interest expense related to the BGC Group 4.375% Senior Notes of $3.3 million for the three months ended June 30, 2024. BGC Group recorded interest expense related to the BGC Group 4.375% Senior Notes of $6.7 million for the six months ended June 30, 2024. BGC Group did not record interest expense related to the BGC Group 4.375% Senior Notes for the three and six months ended June 30, 2023.
The carrying value of the BGC Partners 4.375% Senior Notes was $11.8 million as of June 30, 2024. BGC Partners recorded interest expense related to the BGC Partners 4.375% Senior Notes of $0.1 million and $3.4 million, respectively, for the three months ended June 30, 2024 and 2023. BGC Partners recorded interest expense related to the BGC Partners 4.375% Senior Notes of $0.3 million and $6.9 million, respectively, for the six months ended June 30, 2024 and 2023.
8.000% Senior Notes
On May 25, 2023, BGC Partners issued an aggregate of $350.0 million principal amount of BGC Partners 8.000% Senior Notes. The BGC Partners 8.000% Senior Notes are general unsecured obligations of BGC Partners. The BGC Partners 8.000% Senior Notes bear interest at a rate of 8.000% per year, payable in cash on May 25 and November 25 of each year, commencing November 25, 2023. The BGC Partners 8.000% Senior Notes will mature on May 25, 2028. BGC Partners may redeem some or all of the BGC Partners 8.000% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the supplemental indenture governing the BGC Partners 8.000% Senior Notes). The initial carrying value of the BGC Partners 8.000% Senior Notes was $346.6 million, net of discount and debt issuance costs of $3.4 million. The issuance costs are amortized as interest expense and the carrying value of the BGC Partners 8.000% Senior Notes will accrete up to the face amount over the term of the notes.
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
The carrying value of the BGC Group 8.000% Senior Notes was $344.2 million as of June 30, 2024. BGC Group recorded interest expense related to the BGC Group 8.000% Senior Notes of $7.1 million for the three months ended June 30, 2024. BGC Group recorded interest expense related to the BGC Group 8.000% Senior Notes of $14.3 million for the six months ended June 30, 2024. BGC Group did not record interest expense related to the BGC Group 8.000% Senior Notes for the three and six months ended June 30, 2023.
The carrying value of the BGC Partners 8.000% Senior Notes was $2.8 million as of June 30, 2024. BGC Partners recorded interest expense related to the BGC Partners 8.000% Senior Notes of $0.1 million and $2.8 million, respectively, for the three months ended June 30, 2024 and 2023. BGC Partners recorded interest expense related to the BGC Partners 8.000% Senior Notes of $0.1 million and $2.8 million, respectively, for the six months ended June 30, 2024 and 2023.
6.600% Senior Notes
On June 10, 2024, the Company issued an aggregate of $500.0 million principal amount of BGC Group 6.600% Senior Notes. The BGC Group 6.600% Senior Notes are general unsecured obligations of BGC Group. The BGC Group 6.600% Senior Notes bear interest at a rate of 6.600% per year, payable in cash on June 10 and December 10 of each year, commencing December 10, 2024. The BGC Group 6.600% Senior Notes will mature on June 10, 2029. The Company may redeem some or all of the BGC Group 6.600% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the supplemental indenture governing the BGC Group 6.600% Senior Notes). The initial carrying value of the BGC Group 6.600% Senior Notes was $495.0 million, net of discount and debt issuance costs of $5.0 million. The issuance costs are amortized as interest expense and the carrying value of the BGC Group 6.600% Senior Notes will accrete up to the face amount over the term of the notes.
The carrying value of the BGC Group 6.600% Senior Notes was $495.0 million as of June 30, 2024. BGC Group recorded interest expense related to the BGC Group 6.600% Senior Notes of $1.9 million for the three months ended June 30, 2024. BGC Group recorded interest expense related to the BGC Group 6.600% Senior Notes of $1.9 million for the six months ended June 30, 2024.
Collateralized Borrowings
On April 8, 2019, BGC Partners entered into a $15.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.77% and matured on April 8, 2023, at which point the loan was repaid in full; therefore, there were no borrowings as of June 30, 2024 and December 31, 2023. The interest expense related to this secured loan arrangement for both the three and six months ended June 30, 2023 were nil.
On April 19, 2019, BGC Partners entered into a $10.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.89% and matured on April 19, 2023, at which point the loan was repaid in full; therefore, there were no borrowings as of June 30, 2024 and December 31, 2023. The interest expense related to this secured loan arrangement for both the three and six months ended June 30, 2023 were nil.
Short-Term Borrowings
On August 22, 2017, BGC Partners entered into a committed unsecured loan agreement with Itau Unibanco S.A. The agreement provided for short-term loans of up to $4.0 million (BRL 20.0 million). Borrowings under this agreement bore interest at the Brazilian Interbank offering rate plus 3.20%. During June 2023, the borrowings under this agreement were repaid in full, and the loan was terminated. As of both June 30, 2024 and December 31, 2023 there were no borrowings outstanding under the agreement. BGC Partners recorded interest expense related to the agreement of $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2023.

On August 23, 2017, BGC Partners entered into a committed unsecured credit agreement with Itau Unibanco S.A. The agreement provided for an intra-day overdraft credit line up to $9.0 million (BRL 50.0 million). On August 20, 2021, the agreement was renegotiated, increasing the credit line to $10.8 million (BRL 60.0 million). On May 22, 2023 the agreement was renegotiated, increasing the credit line to $12.6 million (BRL 70.0 million). This agreement is renewable every 90 days and bears a fee of 1.32% per year. As of both June 30, 2024 and December 31, 2023 there were no borrowings outstanding under this agreement. The bank fees related to the agreement were nil for each of the three months ended June 30, 2024 and 2023. The bank fees related to the agreement were $0.1 million for each of the six months ended June 30, 2024 and 2023.
BGC Credit Agreement with Cantor
On March 12, 2024, the Company borrowed $275.0 million from Cantor under the BGC Credit Agreement. On April 1, 2024, the outstanding balance of $275.0 million was repaid in its entirety. There were no borrowings by the Company under the BGC Credit Agreement as of June 30, 2024. The Company did not record any interest expense related to the BGC Credit Agreement during the three months ended June 30, 2024. The Company recorded $1.1 million of interest expense related to the BGC Credit Agreement for the six months ended June 30, 2024. The Company did not record any interest expense related to the BGC Credit Agreement during the three and six months ended June 30, 2023. See Note 13—“Related Party Transactions” for additional information related to these transactions.
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
In connection with the Corporate Conversion on July 1, 2023, BGC Group assumed and adopted the BGC Partners Equity Plan, as amended and restated as the BGC Group Equity Plan. The BGC Group Equity Plan provides for a maximum of 600.0 million shares of BGC Class A common stock that may be delivered or cash settled pursuant to the exercise or settlement of awards granted under the plan. As of June 30, 2024, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 455.0 million shares.
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
The Company incurred compensation expense related to Class A common stock, LPUs (prior to the Corporate Conversion) and RSUs held by BGC employees as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Issuance of common stock and grants of exchangeability	$29,943	$101,938	$63,775	$153,904
Allocations of net income and dividend equivalents¹	1,044	637	2,338	3,017
LPU amortization	—	19,447	—	40,878
RSU, RSU Tax Account, and restricted stock amortization	35,220	4,622	96,175	10,218
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$66,207	$126,644	$162,288	$208,017
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

Limited Partnership Units
A summary of the activity associated with Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

Newmark LPUs
Balance at December 31, 2023	8,779
Granted	—
Redeemed/exchanged units	(338)
Forfeited units	(8)
Balance at June 30, 2024	8,433
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
A summary of the Newmark Holdings LPUs held by BGC employees as of June 30, 2024, is as follows (in thousands):

Newmark LPUs
Regular Units	6,517
Preferred Units	1,916
Balance at June 30, 2024	8,433
Issuance of Common Stock and Grants of Exchangeability
Compensation expense related to the issuance of BGC or Newmark Class A common stock and grants of exchangeability on BGC Holdings (prior to the Corporate Conversion) and Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Issuance of common stock and grants of exchangeability	$29,943	$101,938	$63,775	$153,904
Prior to the Corporate Conversion, BGC LPUs held by BGC employees had become exchangeable or were redeemed for BGC Class A common stock on a one-for-one basis.
Newmark LPUs held by BGC employees may become exchangeable or redeemed for a number of shares of Newmark Class A common stock equal to the number of limited partnership interests multiplied by the current Exchange Ratio. As of June 30, 2024, the Exchange Ratio was 0.9248.
A summary of the LPUs redeemed in connection with the issuance of BGC Class A common stock or Newmark Class A common stock (at the then-current Exchange Ratio) or granted exchangeability for BGC Class A common stock or Newmark Class A common stock (at the then-current Exchange Ratio) held by BGC employees is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
BGC Holdings LPUs	—	14,710	—	25,684
Newmark Holdings LPUs	62	100	123	179
Total	62	14,810	123	25,863
As of June 30, 2024 and December 31, 2023, there were no BGC Holdings LPUs remaining as a result of the Corporate Conversion. As of both June 30, 2024 and December 31, 2023, the number of Newmark Holdings LPUs exchangeable into shares of Newmark Class A common stock at the discretion of the unit holder held by BGC employees (at the then-current Exchange Ratio) was 0.2 million.
Subsequent to the Corporate Conversion, BGC may issue BGC Class A common stock and record compensation expense for the grant date fair value of the shares issued. For the three months ended June 30, 2024, BGC issued 2.3 million of net shares of BGC Class A common stock to BGC employees, and withheld shares of BGC Class A common stock valued at $10.3 million to pay taxes due at the time of issuance. For the six months ended June 30, 2024, BGC issued 4.7 million of net shares of BGC Class A common stock to BGC employees, and withheld shares of BGC Class A common stock valued at $21.2 million to pay taxes due at the time of issuance. There were no such issuances for the three and six months ended June 30, 2023.
LPU Amortization
Compensation expense related to the amortization of BGC Holdings (prior to the Corporate Conversion) and Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stated vesting schedule	$—	$19,440	$—	$40,848
Post-termination payout	—	7	—	30
LPU amortization	$—	$19,447	$—	$40,878

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
As of both June 30, 2024 and December 31, 2023, there were no outstanding LPUs held by BGC employees with a stated vesting schedule that did not receive quarterly allocations of net income.
Compensation expense related to LPUs held by BGC employees with a post-termination pay-out amount, such as REUs, and/or a stated vesting schedule was recognized over the stated service period. These LPUs generally vested between two and five years from the date of grant. As of both June 30, 2024 and December 31, 2023, there were 0.1 million outstanding Newmark Holdings LPUs with a post-termination payout held by BGC employees, with a notional value of approximately $0.7 million and an aggregate estimated fair value of $0.3 million.
Restricted Stock Units
Compensation expense related to RSUs held by BGC employees is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
RSU amortization	$21,229	$4,622	$40,696	$10,218

A summary of the activity associated with RSUs held by BGC employees and directors is as follows (RSUs and fair value amount in thousands):

	RSUs	Weighted- Average Grant Date Fair Value	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2023	64,942	$4.11	$267,015	5.96
Granted	14,122	7.44	105,060
Delivered	(7,718)	4.01	(30,935)
Forfeited	(770)	4.72	(3,635)
Balance at June 30, 2024	70,576	$4.78	$337,505	5.88
The fair value of RSUs held by BGC employees and directors is based on the market value of BGC Class A common stock on the grant date and adjusted as appropriate based upon the award’s ineligibility to receive dividends. As of June 30, 2024, 25.0 million RSUs of the total outstanding were eligible to receive dividends. The compensation expense is recognized ratably over the vesting period, taking into effect estimated forfeitures or accelerations of vestings. The Company uses historical data, including historical forfeitures and turnover rates, to estimate expected forfeiture rates for both employee and director RSUs. Each RSU is settled in one share of Class A common stock upon completion of the vesting period and conditions.
For the RSUs that vested during the three months ended June 30, 2024 and 2023, the Company withheld shares of BGC Class A common stock valued at $16.1 million and $1.4 million, respectively, to pay taxes due at the time of vesting. For the RSUs that vested during the six months ended June 30, 2024 and 2023, the Company withheld shares of BGC Class A common stock valued at $27.9 million and $7.6 million, respectively, to pay taxes due at the time of vesting. As of June 30, 2024, there was approximately $209.6 million of total unrecognized compensation expense related to unvested RSUs held by BGC employees and directors that is expected to be recognized over a weighted-average period of 5.88 years.
In relation to the Corporate Conversion, the Company granted in total $123.1 million of RSU Tax Accounts. During the three months ended June 30, 2024, $4.5 million of RSU Tax Accounts vested to pay taxes due at the time for certain related RSU vestings. During the six months ended June 30, 2024, $8.0 million of RSU Tax Accounts vested to pay taxes due at the time for certain related RSU vestings. As of June 30, 2024, there was approximately $80.8 million of total unrecognized compensation expense related to unvested RSU Tax Accounts held by BGC employees that is expected to be recognized over a weighted-average period of 8.40 years. The compensation expense related to the RSU Tax Accounts amortization held by BGC employees was $5.1 million and $11.1 million, respectively, for three and six months ended June 30, 2024.
Acquisitions
In connection with certain of its acquisitions, the Company has granted certain LPUs (prior to the Corporate Conversion) and RSUs, and other deferred compensation awards. As of June 30, 2024, the aggregate estimated fair value of acquisition-related RSUs was $5.1 million, and as of December 31, 2023, the aggregate estimated fair value of acquisition-related LPUs and RSUs was $7.4 million. As of June 30, 2024 and December 31, 2023, the aggregate estimated fair value of the deferred compensation awards was nil and $0.6 million, respectively. The liability for such acquisition-related RSUs is included in “Accounts payable, accrued and other liabilities” on the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
Restricted Stock
BGC employees hold shares of BGC and Newmark restricted stock. Such restricted shares are generally salable by partners in five to ten years. Transferability of the restricted shares of stock issued prior to the Corporate Conversion is not subject to continued employment or service with the Company or any affiliate or subsidiary of the Company; however, transferability is subject to compliance with BGC and its affiliates’ customary noncompete obligations.
During the three months ended June 30, 2024 and 2023, nil and 0.2 million BGC or Newmark restricted shares held by BGC employees were forfeited in connection with this provision, respectively. During the six months ended June 30, 2024 and 2023, 0.2 million and 0.2 million BGC or Newmark restricted shares held by BGC employees were forfeited in connection with this provision, respectively.

During the three months ended June 30, 2024 and 2023, the Company released the restrictions with respect to nil and 2.1 million of such BGC shares held by BGC employees, respectively. During the six months ended June 30, 2024 and 2023, the Company released the restrictions with respect to nil and 2.3 million of such BGC shares held by BGC employees, respectively. As of June 30, 2024 and December 31, 2023, there were nil and 0.1 million of such restricted BGC shares held by BGC employees outstanding, respectively. During the three months ended June 30, 2024 and 2023, Newmark released the restrictions with respect to nil and 1.1 million, respectively, of restricted Newmark shares held by BGC employees. During the six months ended June 30, 2024 and 2023, Newmark released the restrictions with respect to nil and 1.1 million, respectively, of restricted Newmark shares held by BGC employees. As of both June 30, 2024 and December 31, 2023, there were no restricted Newmark shares held by BGC employees outstanding.
In addition, as a result of the Corporate Conversion, on July 1, 2023, the Company granted 38.6 million restricted stock awards, which are subject to continued employment or service with the Company or any affiliate or subsidiary of the Company.
The fair value of these restricted stock awards held by BGC employees is based on the market value of BGC Class A common stock on the grant date and adjusted as appropriate based upon the award’s ineligibility to receive dividends. As of June 30, 2024, 1.1 million of the total 16.8 million restricted stock awards outstanding, were eligible to receive dividends. The compensation expense is recognized ratably over the vesting period, taking into effect estimated forfeitures or accelerations of vestings. The Company uses historical data, including historical forfeitures and turnover rates, to estimate expected forfeiture rates for employee restricted stock awards. Each restricted stock award is settled in one share of Class A common stock upon completion of the vesting period and conditions. The compensation expense related to the restricted stock amortization on these awards held by BGC employees was $8.9 million for the three months ended June 30, 2024. The compensation expense related to the restricted stock amortization on these awards held by BGC employees was $44.3 million for the six months ended June 30, 2024. The compensation expense related to restricted stock includes the acceleration of approximately 4.3 million restricted stock awards of a former executive officer which resulted in a $25.4 million compensation expense for the six months ended June 30, 2024.
For the restricted stock awards that vested during the three months ended June 30, 2024, the Company withheld 1.3 million shares of BGC Class A common stock to pay taxes due at the time of vesting. For the restricted stock awards that vested during the six months ended June 30, 2024, the Company withheld 2.7 million shares of BGC Class A common stock to pay taxes due at the time of vesting. As of June 30, 2024, there was approximately $19.5 million of total unrecognized compensation expense related to unvested restricted stock awards held by BGC employees that is expected to be recognized over a weighted-average period of 0.98 years.
A summary of the activity associated with these restricted stock awards held by BGC employees is as follows (restricted stock and dollars in thousands):

	Restricted Stock	Weighted- Average Grant Date Fair Value	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2023	27,953	$4.20	$117,468	2.55
Granted	—	—	—
Delivered	(10,912)	4.46	(48,659)
Forfeited	(225)	4.43	(997)
Balance at June 30, 2024	16,816	$4.03	$67,812	0.98
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
Letter of Credit Agreements
The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacts, that are used in lieu of margin and deposits with those clearing organizations. As of both June 30, 2024 and December 31, 2023 the Company was contingently liable for $1.4 million under these letters of credit.
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
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the FDIC maximum coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s Consolidated Financial Statements. For the three and six months ended June 30, 2024 and 2023, the Company did not incur losses on any FDIC insured cash accounts.
During the three months ended June 30, 2024 and 2023 and the six months ended June 30, 2024 and 2023, the Company reserved $2.0 million, $2.0 million, $4.0 million and $4.0 million, respectively, in connection with potential losses associated with Russia’s Invasion of Ukraine, which is included in “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations, and which was recorded as part of the allowance for credit losses (see Note 25—“Current Expected Credit Losses (CECL)” for additional information).
Insurance
The Company is self-insured for health care claims, up to a stop-loss amount for eligible participating employees and qualified dependents in the U.S., subject to deductibles and limitations. The Company’s liability for claims incurred but not reported is determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $3.3 million and $3.7 million in health care claims as of June 30, 2024 and December 31, 2023, respectively. The Company does not expect health care claims to have a material impact on its financial condition, results of operations, or cash flows.

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
As of both June 30, 2024 and December 31, 2023, the Company’s unrecognized tax benefits, excluding related interest and penalties were $6.7 million, of which $5.5 million, if recognized, would affect the effective tax rate. The Company is currently open to examination by tax authorities in U.S. federal, state and local jurisdictions, and certain non-U.S. jurisdictions for tax years beginning 2018, 2011 and 2016, respectively. The Company is currently under examination by tax authorities in the U.S. federal and certain state, local and foreign jurisdictions. The Company does not believe that the amounts of unrecognized tax benefits will materially change over the next 12 months.
The Company recognizes interest and penalties related to unrecognized tax benefits in “Provision (benefit) for income taxes” in the Company’s unaudited Condensed Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023, the Company had accrued $4.1 million and $3.4 million, respectively, for income tax-related interest and penalties.
21.    Regulatory Requirements
Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.
Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or FCMs subject to Rule 15c3-1 of the SEC and Rule 1.17 of the CFTC, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of June 30, 2024, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.
Certain U.K. and European subsidiaries of the Company are regulated by their national regulators, which include the FCA and L’Autorité des Marchés Financiers and must maintain financial resources (as defined by their national regulators) in excess of the total financial requirement (as defined by their national regulators). As of June 30, 2024, the U.K. and European subsidiaries had financial resources in excess of their requirements.
Certain other subsidiaries of the Company are subject to regulatory and other requirements of the jurisdictions in which they operate.

Certain BGC subsidiaries also operate as DCMs and DCOs which are required to maintain financial resources to cover operating costs for at least one year, keeping at least enough cash or highly liquid securities to cover six months’ operating costs. In addition, BGC subsidiaries operate as SEFs which are required to maintain financial resources to cover operating costs for at least one year, keeping at least enough cash or highly liquid securities to cover the greater of three months of projected operating costs, or the projected costs needed to wind down the swap execution facility’s operations.
The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of June 30, 2024, the Company’s regulated subsidiaries held $695.6 million of net capital. These subsidiaries had aggregate regulatory excess net capital of $378.7 million.
22.    Segment, Geographic and Product Information
Segment Information
The Company currently operates in one reportable segment, brokerage services. The Company provides or has provided brokerage services to the financial markets, through integrated Voice, Hybrid and Fully Electronic brokerage in a broad range of products, including fixed income (Rates and Credit), FX, Equities, ECS, and Futures and Options. BGC also provides a wide range of services, including trade execution, brokerage, clearing, trade compression, post-trade, information, consulting, and other back-office services to a broad range of financial and non-financial institutions.
Geographic Information
The Company offers products and services in the U.K., U.S., Asia (including Australia), Other Europe, MEA, France, and Other Americas. Information regarding revenues is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
U.K.	$192,183	$174,334	$401,771	$365,518
U.S.	180,562	162,387	362,648	331,724
Asia	73,093	67,729	146,938	139,100
Other Europe/MEA	63,546	44,270	131,440	99,159
France	23,345	25,407	50,603	52,545
Other Americas	18,032	18,953	35,975	37,901
Total revenues	$550,761	$493,080	$1,129,375	$1,025,947
Information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; ROU assets; certain other investments; rent and other deposits; excluding goodwill and other intangible assets, net of accumulated amortization) in the geographic areas is as follows (in thousands):

	June 30, 2024	December 31, 2023
Long-lived assets:
U.K.	$292,726	$306,085
U.S.	239,776	220,050
Asia	86,516	75,496
Other Europe/MEA	74,942	64,865
France	14,674	14,260
Other Americas	5,597	5,900
Total long-lived assets	$714,231	$686,656
Product Information
The Company’s business is based on the products and services provided and reflects the manner in which financial information is evaluated by management.

The Company specializes in the brokerage of a broad range of products, including fixed income (Rates and Credit), FX, Equities, ECS, and Futures and Options. It also provides a wide range of services, including trade execution, broker-dealer services, clearing, trade compression, post-trade, information, consulting, and other back-office services to a broad range of financial and non-financial institutions.
Product information regarding revenues is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Rates	$166,044	$144,209	$341,129	$308,946
ECS	117,743	98,688	236,207	188,347
FX	88,946	77,527	172,969	157,685
Credit	69,381	65,806	156,973	155,355
Equities	51,406	57,373	114,263	125,487
Total brokerage revenues	$493,520	$443,603	$1,021,541	$935,820
All other revenues	57,241	49,477	107,834	90,127
Total revenues	$550,761	$493,080	$1,129,375	$1,025,947
23.    Revenues from Contracts with Customers
The following table presents the Company’s total revenues separated between revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues from contracts with customers:
Commissions	$395,081	$348,720	$810,253	$726,008
Data, network and post-trade	30,812	27,000	61,715	54,122
Fees from related parties	4,643	4,062	9,064	8,019
Other revenues	4,435	4,856	7,552	7,310
Total revenues from contracts with customers	434,971	384,638	888,584	795,459
Other sources of revenues:
Principal transactions	98,439	94,883	211,288	209,812
Interest and dividend income	17,145	13,371	26,909	18,686
Other revenues	206	188	2,594	1,990
Total revenues	$550,761	$493,080	$1,129,375	$1,025,947
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

The Company had receivables related to revenues from contracts with customers of $358.7 million and $314.8 million at June 30, 2024 and December 31, 2023, respectively. The Company had no impairments related to these receivables during the three and six months ended June 30, 2024 and 2023.
The Company’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at June 30, 2024 and December 31, 2023 was $28.0 million and $14.7 million, respectively.
During the three months ended June 30, 2024 and 2023, the Company recognized revenue of $11.4 million and $9.1 million, respectively, that was recorded as deferred revenue at the beginning of the period. During the six months ended June 30, 2024 and 2023, the Company recognized revenue of $10.7 million and $9.3 million, respectively, that was recorded as deferred revenue at the beginning of the period.
Contract Costs
The Company capitalizes costs to fulfill contracts associated with different lines of its business where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
The Company did not have any capitalized costs to fulfill a contract as of June 30, 2024 or December 31, 2023.
24.    Leases
The Company, acting as a lessee, has operating leases and finance leases primarily relating to office space, data centers and office equipment. The leases have remaining lease terms of 0.3 years to 15.1 years, some of which include options to extend the leases in 0.1 to 10 year increments for up to 15 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term, and variable lease expense not included in the lease payment measurement is recognized as incurred. Interest expense on finance leases is recognized using the effective interest method over the lease term.
Pursuant to the accounting policy election, leases with an initial term of twelve months or less are not recognized on the balance sheet. The short-term lease expense over the period reasonably reflects the Company’s short-term lease commitments.
ASC 842, Leases requires the Company to make certain assumptions and judgments in applying the guidance, including determining whether an arrangement includes a lease, determining the term of a lease when the contract has renewal or cancellation provisions, and determining the discount rate.
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
As the rate implicit in the lease is not usually available, the Company used an incremental borrowing rate based on the information available at the adoption of ASC 842 in determining the present value of lease payments for existing leases. The Company has elected to use a portfolio approach for the incremental borrowing rate, applying corporate bond rates to the leases. The Company calculated the appropriate rates with reference to the lease term and lease currency. The Company uses information available at the lease commencement date to determine the incremental borrowing rate for any new leases.
As of June 30, 2024, the Company did not have any leases that have not yet commenced but that create significant rights and obligations.

Supplemental information related to the Company’s operating and financing leases are as follows (dollar amounts in thousands):

	Classification in Unaudited Condensed Consolidated Statements of Financial Condition	June 30, 2024	December 31, 2023
Assets
Operating lease ROU assets	Other assets	$121,788	$124,165
Finance lease ROU assets	Fixed assets, net	$3,611	$4,264
Liabilities
Operating lease liabilities	Accounts payable, accrued and other liabilities	$146,043	$149,640
Finance lease liabilities	Accounts payable, accrued and other liabilities	$3,996	$4,721

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term
Operating leases (years)	7.0	7.3
Finance leases (years)	2.9	3.4
Weighted-average discount rate
Operating leases	4.9%	5.0%
Finance leases	4.3%	4.3%
The components of lease expense are as follows (in thousands):

	Classification in Unaudited Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Operating lease cost[1]	Occupancy and equipment	$8,153	$7,993	$16,598	$16,846
Finance lease cost
Amortization on ROU assets	Occupancy and equipment	$326	$326	$653	$653
Interest on lease liabilities	Interest expense	$44	$56	$91	$116
__________________________
1Short-term lease expense was not material for the three and six months ended June 30, 2024 and 2023.

The following table shows the Company’s maturity analysis of its operating and finance lease liabilities (in thousands):

	June 30, 2024
	Operating leases	Finance leases
2024 (excluding the six months ended June 30, 2024)	$16,693	$785
2025	29,900	1,448
2026	22,941	1,290
2027	21,661	627
2028	15,371	—
Thereafter	79,387	—
Total	$185,953	$4,150
Interest	(39,910)	(154)
Total	$146,043	$3,996
The following table shows cash flow information related to lease liabilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Cash paid for amounts included in the measurement of lease liabilities	2024	2023	2024	2023
Operating cash flows from operating lease liabilities	$9,581	$8,485	$18,944	$18,089
Operating cash flows from finance lease liabilities	$44	$56	$91	$116
Financing cash flows from finance lease liabilities	$318	$305	$633	$608
25.    Current Expected Credit Losses (CECL)
The allowance for credit losses reflects management’s current estimate of potential credit losses related to the receivable balances included in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. See Note 3—“Summary of Significant Accounting Policies” for further discussion of the CECL reserve methodology.
As required, any subsequent changes to the allowance for credit losses are included in “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2024 and 2023, the Company recorded changes in the allowance for credit losses as follows (in millions):

	Accrued commissions and other receivables, net	Loans, forgivable loans and other receivables from employees and partners, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, April 1, 2024	$5.9	$2.3	$19.5	$27.7
Current-period provision for expected credit losses	0.1	—	2.2	2.3
Release of allowance for expected credit losses	$—	$(2.3)	$—	$(2.3)
Ending balance, June 30, 2024	$6.0	$—	$21.7	$27.7

	Accrued commissions and other receivables, net	Loans, forgivable loans and other receivables from employees and partners, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, January 1, 2024	$5.0	$2.3	$18.9	$26.2
Current-period provision for expected credit losses	1.0	—	2.8	3.8
Release of allowance for expected credit losses	$—	$(2.3)	$—	$(2.3)
Ending balance, June 30, 2024	$6.0	$—	$21.7	$27.7

	Accrued commissions and other receivables, net	Loans, forgivable loans and other receivables from employees and partners, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, April 1, 2023	$5.4	$2.4	$9.0	$16.8
Current-period provision for expected credit losses	(0.3)	—	2.0	1.7
Ending balance, June 30, 2023	$5.1	$2.4	$11.0	$18.5

	Accrued commissions and other receivables, net	Loans, forgivable loans and other receivables from employees and partners, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, January 1, 2023	$5.4	$2.5	$7.0	$14.9
Current-period provision for expected credit losses	$(0.3)	$(0.1)	$4.0	$3.6
Ending balance, June 30, 2023	$5.1	$2.4	$11.0	$18.5
For the three and six months ended June 30, 2024, there was an increase of $0.1 million and $1.0 million, respectively, in the allowance for credit losses against “Accrued commissions and other receivables, net” due to the updated macroeconomic assumptions, bringing the allowance for credit losses recorded pertaining to “Accrued commissions and other receivables, net” to $6.0 million as of June 30, 2024. For both the three and six months ended June 30, 2023, there was a decrease of $0.3 million in the allowance for credit losses against “Accrued commissions and other receivables, net.”
For both the three and six months ended June 30, 2024, there was a decrease of $2.3 million in the allowance for credit losses pertaining to “Loans, forgivable loans and other receivables from employees and partners, net” as a result of the release of allowance for expected credit losses. For the three months ended June 30, 2023, there was no change in the allowance for credit losses against “Loans, forgivable loans and other receivables from employees and partners, net”. For the six months ended June 30, 2023, there was a decrease of $0.1 million in the allowance for credit losses record pertaining to “Loans, forgivable loans and other receivables from employees and partners, net” as a result of employee collections.
For the three and six months ended June 30, 2024, there was an increase of $2.2 million and $2.8 million, respectively, in the allowance for credit losses against “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” which reflected the downward credit rating migration of certain unsettled trades related to Russia’s Invasion of Ukraine, bringing the allowance for credit losses recorded pertaining to “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” to $21.7 million as of June 30, 2024. For the three and six months ended June 30, 2023, there was an increase of $2.0 million and $4.0 million, respectively, in the CECL reserve recorded pertaining to “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” which reflected the downward credit rating migration of certain unsettled trades related to Russia’s Invasion of Ukraine.
26.    Subsequent Events
Second Quarter 2024 Dividend
On July 29, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the second quarter of 2024, payable on September 3, 2024 to BGC Class A and Class B common stockholders of record as of August 19, 2024.

BGC Credit Agreement
On July 31, 2024, Cantor made a partial repayment of $18.0 million to the Company of the $180.0 million borrowed from the Company under the BGC Credit Agreement.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read together with our unaudited Condensed Consolidated Financial Statements and notes to those statements, as well as the cautionary statements relating to forward-looking statements included in this report.
The objective of this Management’s Discussion and Analysis is to allow investors to view the Company from management’s perspective, considering items that have had and could have a material impact on future operations. This discussion summarizes the significant factors affecting our results of operations and financial condition as of and during the three and six months ended June 30, 2024 and 2023. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this report.
OVERVIEW AND BUSINESS ENVIRONMENT
We are a leading global marketplace, data, and financial technology services company for a broad range of products, including fixed income, foreign exchange, energy, commodities, shipping, and equities.
BGC, through its affiliates, specializes in the trade execution of a broad range of products, including fixed income securities such as government bonds, corporate bonds, and other debt instruments, as well as related interest rate derivatives and credit derivatives. Additionally, we provide brokerage services across FX, Equities, ECS, and Futures and Options. Our businesses also provide connectivity and network solutions, clearing, market data and network connectivity products, trade compression and other post-trade services, market data and related information services and other back-office services to a broad assortment of financial and non-financial institutions.
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
As of June 30, 2024, we had 2,122 brokers, salespeople, managers, technology professionals and other front-office personnel across our businesses.
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
FMX
FMX includes the world’s fastest growing cash U.S. Treasuries marketplace, FMX UST, and its spot Foreign Exchange platform, FMX FX, along with its fully approved U.S. interest rate futures exchange. FMX is challenging the CME’s leading position in U.S. interest rate futures, cash U.S. Treasuries and spot Foreign Exchange.
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
FMX Futures will compete in the world’s most valuable and widely traded market -- U.S. interest rate futures. FMX is scheduled to launch SOFR futures in September 2024 with U.S. treasury futures launching in early 2025.
FMX Futures will provide clients with significant capital savings through its clearing partnership with LCH. LCH is a fully approved CFTC Derivatives Clearing Organization and is the world’s largest clearer of interest rate swaps, with approximately 98 percent market share of cleared U.S. dollar interest rate swaps.1
FMX clients will receive cross-margin capital savings on both their FMX futures positions and the $225 billion1 of LCH cleared interest rate swap collateral supporting $53.3 trillion of US dollar swaps cleared by LCH in the second quarter. SOFR futures are near-perfect offsets for interest rate swaps and FMX SOFR futures will produce enormous cross-margin efficiencies, against the much larger LCH collateral pool, to which its peer does not have access. FMX expects its cross-margin efficiencies to be many multiples of what is available at the competing offering today.
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
1 Source: Clarus Financial Technology. Cleared interest rate swap collateral data as of 3/29/2024.

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
Revenues in our Fenics businesses increased 9.7%, to $137.3 million, and 8.0%, to $286.6 million, for the three and six months ended June 30, 2024, respectively, as compared to the prior year periods.
Within our Fenics businesses, Fenics Markets revenue grew 7.5%, to $115.1 million, in the second quarter of 2024 as compared to the prior year period. Fenics Markets growth was driven by strong electronic FX, Credit and Rates volumes, along with higher Fenics Market Data revenues. BGC's rapidly growing ECS business is expected to provide future electronic growth opportunities for our Fenics Markets business.
Fenics Growth Platforms revenue grew 22.4%, to $22.2 million, in the second quarter of 2024, as compared to the prior year period, primarily driven by PortfolioMatch, Lucera, and FMX. Collectively, our newer Fenics Growth Platform offerings are not yet fully up to scale, but continue to grow at a leading rate compared with other electronic trading platforms. Over time, we expect these new products and services to become profitable, high-margin businesses as their scale and revenues increase, all else equal.
We continue to invest in our Fenics Growth Platforms, and notable highlights for the second quarter of 2024 include:
•PortfolioMatch more than doubled its U.S. credit volumes year-over-year and increased its European volumes by nearly five-fold.
•Lucera revenues grew by 16 percent — its 18th consecutive quarter of double-digit year-over-year revenue growth. Lucera continues to expand its customer base and deepen its existing customer agreements adding to its recurring revenue base.
•FMX UST produced record central limit order book market share of 30 percent for the second quarter, up from 28 percent last quarter, and 23 percent a year ago, according to Coalition Greenwich. FMX UST ADV improved by 37 percent versus the prior year period, achieving new record ADV of $47 billion for the second quarter. This translated to revenue growth of 34 percent.
•FMX FX average daily volumes improved by over 30 percent versus the prior year period on record ADV of $8.1 billion. FMX FX continues to grow faster than the overall market and is expected to significantly grow its market share in the enormous global foreign exchange market.
Total revenues from our high-margin Data, network and post-trade business, which is predominately comprised of recurring revenue, increased by 14.1%, to $30.8 million, and increased by 14.0%, to $61.7 million, for the three and six months ended June 30, 2024, respectively, as compared to the prior year periods.

Data, network and post-trade revenue growth for the second quarter of 2024 was driven by broad based revenue growth across Fenics Market Data, Lucera, and Capitalab.
Fenics brokerage revenues increased by 8.5%, to $106.4 million, and by 6.4%, to $224.8 million, for the three and six months ended June 30, 2024, as compared to the prior year periods.
Fenics’ revenue growth was led by Fenics’ FX, Credit, Rates and Data, network and post-trade businesses in the second quarter of 2024.
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
Brands and Trademarks
Amerex, Aurel, Aurel BGC, Capitalab, Caventor, CBID, Conticap, CreditMatch, BGC, BGC Group, BGC Partners, BGC Trader, ELX, Euro Brokers, Fenics, Fenics.com, Fenics Markets Xchange, Fenics Digital, Fenics UST, Fenics FX, Fenics Repo, Fenics Direct, Fenics MID, Fenics MD, Fenics Market Data, Fenics GO, Fenics PortfolioMatch, FMX, FMX Futures, FMX Markets Xchange, FMX UST, FMX FX, FMX Repo, GFI, GFI Ginga, kACE2, Lake Securities, Latium Capital, LumeFX, LumeMarkets, Lucera, Martin Brokers, Maxcor, Matchbox, Mint, MIS Brokers, Perimeter Markets Inc., Poten & Partners, RP Martin, Tower Bridge, Sunrise Brokers, Swaptioniser and VolumeMatch are among the trademarks/service marks and/or registered trademarks/service marks of BGC Group and/or its affiliates in the U.S. and/or other jurisdictions.
Other Matters
In February 2022, the U.S., U.K., EU, and other countries imposed sanctions on Russian counterparties, and as a result BGC has ceased trading with those clients. The Company derived less than 1% of total revenue from its Moscow branch and sanctioned Russian counterparties. During both the three and six months ended June 30, 2024 and 2023, the Company reserved $2.0 million and $4.0 million, respectively, in connection with unsettled trades and receivables with sanctioned Russian entities.
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
During the fourteen years between 2008 and 2022, BGC and the entire financial service industry’s trading volumes were constrained by low interest rates and quantitative easing. Manufactured zero and near-zero interest rates caused the breakdown and disappearance of the historic correlation between issuance and trading volume growth. The change in central bank monetary policies away from zero interest rates, following the highest inflation in decades, together with meaningful interest rates set the stage for a resurgence in secondary market trading volumes for rates, credit and foreign exchange. We believe the return of this strong positive correlation in the current macro trading environment, which has meaningful interest rates and issuance that is multiples above 2008 levels, positions BGC to benefit and drive its trading volumes, revenue and profitability higher for the foreseeable future.
Recent Developments
On March 4, 2024, the Company announced that it would be joining the S&P SmallCap 600 Index, with the inclusion taking effect before trading commenced on March 18, 2024. The S&P SmallCap 600 is designed to track the performance of the small-cap sector of the U.S. stock market.
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
In addition to regulations in the U.S., legislators and regulators in Europe have crafted similar rules: MiFID II, which made sweeping changes to market infrastructure, European Market Infrastructure Regulation, which focused specifically on derivatives, and Capital Requirements Directive IV for prudential standards. Over the past few years, European policymakers have launched various reviews of post-financial crisis legislation, leading to legislative updates such as EMIR Regulatory Fitness and Performance and CRD V. In May 2019, the European Securities Market Authority produced a report on proposals to further enhance the harmonization and standardization of derivatives reporting under EMIR, known as EMIR Refit. These proposals require significant changes to the content and format of trade and transaction reporting systems across the industry. The go-live date for these changes was April 29, 2024 for Europe and is September 30, 2024 for the U.K. We remain on track to be in compliance with the reporting enhancements. Furthermore, regulators have introduced a new prudential regime tailored specifically to investment firms such as our firm – the Investment Firm Review. As all these rules take effect, they will continue to alter the environment in which we operate. We note that various internal and external factors have made the EU more rigid in its regulatory approach to non-EU countries, which could impact the ease with which the global financial system is connected.
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
Industry Consolidation
Over the past decade, there has been significant consolidation among the interdealer-brokers and wholesale brokers with which we compete. We continue to compete with the electronic markets, post-trade and information businesses of the CME through the various offerings on our Fenics platform, which includes FMX. We will also continue to compete with TP ICAP and Tradition across various Voice/Hybrid brokerage marketplaces as well as via Fenics.
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
During the three months ended June 30, 2024, industry volumes were higher across Rates, ECS, Foreign Exchange, Credit, and Equities compared to the prior year period. BGC’s brokerage revenues were up by 11.3% year-on-year in the quarter, reflecting broad-based growth across all geographies and strong double-digit revenue growth across BGC’s three largest asset classes, Rates, ECS and Foreign Exchange.
Below is an expanded discussion of the volume and growth drivers of our various brokerage product categories.
Rates Volumes and Volatility
Our Rates business is influenced by a number of factors, including global sovereign issuances, interest rates, central bank policies, secondary trading and the hedging of these sovereign debt instruments. The amount of global sovereign debt outstanding remains at historically high levels; the level of secondary trading and related hedging activity was higher during the second quarter of 2024 compared to the prior year period. According to Bloomberg and the Federal Reserve Bank of New York, the Primary Dealer average daily volume of U.S. Government Securities was up 15% compared to the prior year period. Over the same time period, listed products on CME were up 14%, while OTC interest rate derivative volumes traded on SEF were up 40% compared to the second quarter of 2023, according to Clarus Financial Technology. In comparison, our overall Rates revenues were up 15.1%, as compared to a year earlier, to $166.0 million.
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
Overall, analysts and economists expect the absolute level of sovereign debt outstanding to remain at elevated levels for the foreseeable future as governments finance their future deficits and roll over their sizable existing debt. Additionally, yields on government bonds have steadily increased since 2022, which gave rise to increased volatility and higher demand to hedge interest rate exposure. Expectations around potential future rate cuts by major Central Banks has also given rise to higher levels of interest rate trading activity through the first half of 2024. The tapering and/or unwinding of asset purchases by central banks and, meaningful interest rates, along with elevated levels of government debt issuance, are expected to provide continued tailwinds to our Rates business.
ECS Volumes
ECS volumes were higher during the second quarter of 2024 compared to the prior year period. CME and ICE energy futures and options volumes were up 16% and 31%, respectively, compared to the prior year period. In comparison, BGC’s ECS revenues increased 19.3%, compared to the prior year period, to $117.7 million.

Foreign Exchange Volumes and Volatility
Global FX volumes were higher during the second quarter of 2024. Volumes for CME EBS spot FX was up 5%, while Euronext FX was up 27%, during the quarter compared to the prior year period. In comparison, our overall FX revenues increased by 14.7%, compared to the prior year period, to $88.9 million.
Credit Volumes
Our Credit business is impacted by the level of global corporate bond issuance, and interest rates. Credit volumes were higher during the second quarter of 2024 compared to the prior year period. FINRA TRACE average daily volume for U.S. Investment Grade was up 24% and U.S. High Yield was up 19% according to Bloomberg and the Federal Reserve Bank of New York, respectively. In comparison, our overall Credit revenues increased by 5.4%, compared to the prior year period, to $69.4 million.
Equities Volumes
Global equity volumes were generally higher during the second quarter of 2024 compared to the prior year period. According to the Securities Industry and Financial Markets Association, or SIFMA, the average daily volume of U.S. cash equities traded was up 9% as compared to a year earlier. Over the same timeframe, Eurex average daily volumes of equity and equity index derivatives were up 9%, Euronext equity derivative index volumes were up 11%, and according to the OCC, the average daily volume of U.S. options was up 7%. BGC’s equity business primarily consists of equity derivatives, particularly European equity derivatives. Our overall revenues from Equities decreased by 10.4%, compared to the prior year period, to $51.4 million.
REGULATORY ENVIRONMENT
See “Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information related to our regulatory environment.
LIQUIDITY
See “Liquidity and Capital Resources” herein for information related to our Liquidity and capital resources.
HIRING
Key drivers of our revenue are front-office producer headcount and average revenue per producer. We believe that our strong technology platform and unique compensation structure have enabled us to use both acquisitions and recruiting to uniquely position us to be able to outperform our peer group.
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
As of June 30, 2024, our front-office headcount was 2,122 brokers, salespeople, managers, technology professionals and other front-office personnel, up 4.7% from 2,024 a year ago. Compared to the prior year, average revenue per front-office employee for the three months ended June 30, 2024, increased by 6.0%, to $0.2 million.
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

FINANCIAL HIGHLIGHTS
For the three months ended June 30, 2024 compared to the three months ended June 30, 2023
Income from operations before income taxes was $55.2 million compared to loss from operations before income taxes of $31.3 million in the prior year period.
Total revenues increased $57.7 million compared to the prior year period, or 11.7%, to $550.8 million, largely due to growth of 11.3% in our brokerage revenues, driven by strong growth across most of our asset classes:
•Rates increased $21.8 million, or 15.1%;
•ECS increased $19.1 million, or 19.3%;
•FX increased $11.4 million, or 14.7%;
•Credit increased $3.6 million, or 5.4%; and
•Equities decreased $6.0 million, or 10.4%.
In addition, there was an increase of $3.8 million in Data, network and post-trade revenues, primarily driven by broad-based revenue growth across Fenics Market Data, our Lucera network business and our Capitalab post-trade business, as a result of expanding both our client base and our offerings. Furthermore, there was an increase of $3.8 million in Interest and dividend income, primarily driven by income earned on money market funds. The increase in BGC revenues also reflects broad-based growth across all geographies - EMEA, Americas, and APAC grew by 14.4%, 9.5%, and 7.9%, respectively.
Total expenses decreased $25.6 million, or 4.9%, to $500.2 million. There was a $31.8 million decrease in total compensation expenses primarily driven by a decrease in equity-based compensation, partially offset by higher commission revenues on variable compensation. The $6.2 million increase in non-compensation expenses was primarily driven by increases in Interest expense related to the BGC Partners 8.000% Senior Notes issued on May 24, 2023, the BGC Group 6.600% Senior Notes issued June 10, 2024, and borrowings on the Revolving Credit Agreement. These higher interest expenses were partially offset by lower interest due to the repayment in full of the BGC Partners 5.375% Senior Notes on July 24, 2023.
For the six months ended June 30, 2024 compared to the six months ended June 30, 2023:
Income from operations before income taxes of $126.3 million compared to $2.0 million for the same period in the prior year.
Total revenues increased $103.4 million, or 10.1%, to $1,129.4 million, largely due to growth of 9.2% in our brokerage revenues:
•ECS increased $47.9 million, or 25.4%,
•Rates increased $32.2 million, or 10.4%;
•FX increased $15.3 million, or 9.7%;
•Credit increased $1.6 million, or 1.0%; and
•Equities decreased $11.2 million, or 8.9%.
In addition, there was an increase of $7.6 million in Data, network and post-trade revenues, primarily driven by strong revenue growth across Fenics Market Data, our Lucera network business and our Capitalab post-trade business, as a result of expanding both our client base and our offerings. Furthermore, there was an increase of $8.2 million in Interest and dividend income, primarily driven by income earned on money market funds and employee loans.
Total expenses increased $22.5 million, or 2.2%, to $1,048.2 million. There was a $6.5 million increase in total compensation expenses, which was primarily driven by higher commission revenues on variable compensation, and an increase in headcount. These higher compensation expenses were partially offset by a $45.7 million decrease in equity-based compensation, which was primarily a result of a $60.9 million charge for the redemption of certain non-exchangeable limited partnership units in connection with the issuance of shares of BGC Group Class A common stock and the accompanying tax payments related to the Corporate Conversion in the six months ended June 30, 2023. The $16.0 million increase in non-compensation expenses was primarily driven by increases in Interest expense related to the BGC Partners 8.000% Senior Notes issued on May 24, 2023, the BGC Group 6.600% Senior Notes issued June 10, 2024, and borrowings on both the Revolving Credit Agreement and BGC Credit Agreement. These higher interest expenses were partially offset by lower interest due to the repayment in full of the BGC Partners 5.375% Senior Notes on July 24, 2023.

Total other income (losses), net increased $43.4 million, to $45.1 million, which was largely driven by a $36.6 million unrealized gain recorded in the six months ended June 30, 2024 related to fair value adjustments on investments carried under the measurement alternative.
RESULTS OF OPERATIONS
The following table sets forth our unaudited Condensed Consolidated Statements of Operations data expressed as a percentage of total revenues for the periods indicated (dollar amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$395,081	71.7%	$348,720	70.8%	$810,253	71.8%	$726,008	70.7%
Principal transactions	98,439	17.9	94,883	19.2	211,288	18.7	209,812	20.5
Total brokerage revenues	493,520	89.6	443,603	90.0	1,021,541	90.5	935,820	91.2
Fees from related parties	4,643	0.8	4,062	0.8	9,064	0.8	8,019	0.8
Data, network and post-trade	30,812	5.7	27,000	5.5	61,715	5.4	54,122	5.3
Interest and dividend income	17,145	3.1	13,371	2.7	26,909	2.4	18,686	1.8
Other revenues	4,641	0.8	5,044	1.0	10,146	0.9	9,300	0.9
Total revenues	550,761	100.0	493,080	100.0	1,129,375	100.0	1,025,947	100.0
Expenses:
Compensation and employee benefits	271,990	49.4	243,387	49.3	562,832	49.8	510,601	49.7
Equity-based compensation and allocations of net income to limited partnership units and FPUs¹	66,207	12.0	126,644	25.7	162,288	14.4	208,017	20.3
Total compensation and employee benefits	338,197	61.4	370,031	75.0	725,120	64.2	718,618	70.0
Occupancy and equipment	40,959	7.4	40,488	8.3	81,765	7.2	81,653	8.0
Fees to related parties	8,009	1.5	7,991	1.6	15,224	1.3	16,431	1.6
Professional and consulting fees	12,805	2.3	14,819	3.0	27,064	2.4	30,520	3.0
Communications	30,172	5.5	27,813	5.6	60,180	5.3	55,752	5.4
Selling and promotion	17,714	3.2	15,320	3.1	34,485	3.1	29,936	2.9
Commissions and floor brokerage	17,414	3.2	16,161	3.3	34,806	3.1	31,426	3.1
Interest expense	21,551	3.9	19,914	4.0	41,687	3.7	35,656	3.5
Other expenses	13,334	2.4	13,221	2.7	27,892	2.5	25,729	2.5
Total expenses	500,155	90.8	525,758	106.6	1,048,223	92.8	1,025,721	100.0
Other income (losses), net:
Gains (losses) on equity method investments	2,744	0.5	2,412	0.5	4,534	0.4	4,474	0.4
Other income (loss)	1,814	0.3	(1,011)	(0.2)	40,576	3.6	(2,746)	(0.2)
Total other income (losses), net	4,558	0.8	1,401	0.3	45,110	4.0	1,728	0.2
Income (loss) from operations before income taxes	55,164	10.0	(31,277)	(6.3)	126,262	11.2	1,954	0.2
Provision (benefit) for income taxes	17,989	3.3	(9,067)	(1.8)	40,046	3.6	2,994	0.3
Consolidated net income (loss)	$37,175	6.7%	$(22,210)	(4.5)%	$86,216	7.6%	$(1,040)	(0.1)%
Less: Net income (loss) from operations attributable to noncontrolling interest in subsidiaries	(653)	(0.2)	(2,506)	(0.5)	(822)	(0.1)	(314)	—
Net income (loss) available to common stockholders	$37,828	6.9%	$(19,704)	(4.0)%	$87,038	7.7%	$(726)	(0.1)%
____________________________
1The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (dollar amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and grants of exchangeability	$29,943	5.4%	$101,938	20.8%	$63,775	5.6%	$153,904	15.0%
Allocations of net income and dividend equivalents	1,044	0.2	637	0.1	2,338	0.2	3,017	0.3
LPU amortization	—	—	19,447	3.9	—	—	40,878	4.0
RSU, RSU Tax Account, and restricted stock amortization	35,220	6.4	4,622	0.9	96,175	8.6	10,218	1.0
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$66,207	12.0%	$126,644	25.7%	$162,288	14.4%	$208,017	20.3%
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Revenues
Brokerage Revenues
Total brokerage revenues increased by $49.9 million, or 11.3%, to $493.5 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Commission revenues increased by $46.4 million, or 13.3%, to $395.1 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Principal transactions revenues increased by $3.6 million, or 3.7%, to $98.4 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.
Our brokerage revenues from Rates increased by $21.8 million, or 15.1%, to $166.0 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, reflecting higher volumes across interest rate derivatives, including our Euro, U.S. Dollar and new Yen rates businesses.
Our brokerage revenues from ECS increased by $19.1 million, or 19.3%, to $117.7 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, which was primarily driven by strong organic growth across the business.
Our FX revenues increased by $11.4 million, or 14.7%, to $88.9 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, which was primarily driven by emerging markets products and G10 options volumes.
Our Credit revenues increased by $3.6 million, or 5.4%, to $69.4 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, which was primarily driven by higher trading volumes across European, emerging market, and U.S. credit products, partially offset by lower Asian credit activity.
Our brokerage revenues from Equities decreased by $6.0 million, or 10.4%, to $51.4 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, which was primarily due to lower equity derivative trading volumes, partially offset by higher cash equity activity.
Fees from Related Parties
Fees from related parties increased by $0.6 million, or 14.3%, to $4.6 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. This was primarily driven by an increase in revenues in connection with services provided to Cantor.
Data, Network and Post-Trade
Data, network and post-trade revenues increased by $3.8 million, or 14.1%, to $30.8 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. This increase was primarily driven by strong revenue growth across Fenics Market Data, Lucera, our network business and Capitalab, our post-trade business, as a result of expanding both our client base and our offerings.

Interest and Dividend Income
Interest and dividend income increased by $3.8 million, or 28.2%, to $17.1 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. This was driven by an increase in interest income on money market funds, which were primarily driven by changing interest rates and larger balances.
Other Revenues
Other revenues decreased by $0.4 million, or 8.0%, to $4.6 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.
Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense increased by $28.6 million, or 11.8%, to $272.0 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, which was primarily driven by higher revenues, as well as an increase in newly hired brokers and new business lines.
Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs decreased by $60.4 million, or 47.7%, to $66.2 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. This was primarily driven by the issuance of common stock and grants of exchangeability, which included a $60.9 million charge for the redemption of certain non-exchangeable limited partnership units in connection with the issuance of shares of BGC Class A common stock and the accompanying tax payments related to the Corporate Conversion, in the three months ended June 30, 2023. The decrease was also due to the cessation of LPU amortization expenses, as a result of the Corporate Conversion. The decreases were partially offset by an increase in RSU, RSU Tax Account, and restricted stock amortization expense.
Occupancy and Equipment
Occupancy and equipment expense increased by $0.5 million, or 1.2%, to $41.0 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.
Fees to Related Parties
Fees to related parties remained flat at $8.0 million for both the three months ended June 30, 2024 and June 30, 2023. Fees to related parties are primarily allocations paid to Cantor for administrative and support services.
Professional and Consulting Fees
Professional and consulting fees decreased by $2.0 million, or 13.6%, to $12.8 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, which was primarily driven by a decrease in consulting and other professional services and fees.
Communications
Communications expense increased by $2.4 million, or 8.5%, to $30.2 million for the three months ended June 30, 2024 as compared to three months ended June 30, 2023, which was primarily driven by an increase in various terminal and line service costs across market data and communications.
Selling and Promotion
Selling and promotion expense increased by $2.4 million, or 15.6%, to $17.7 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, which was primarily driven by an increase in business related travel and client entertainment.

Commissions and Floor Brokerage
Commissions and floor brokerage expense increased by $1.3 million, or 7.8%, to $17.4 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, which was primarily driven by a higher number of trades in the three months ended June 30, 2024 and an increase in commission expense.
Interest Expense
Interest expense increased by $1.6 million, or 8.2%, to $21.6 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, which was primarily driven by interest expense related to the Company’s 8.000% Senior Notes issued on May 24, 2023, the BGC Group 6.600% Senior Notes issued June 10, 2024, and higher borrowings on the Revolving Credit Agreement. These increases were partially offset by a decrease in interest expense related to the BGC Partners 5.375% Senior Notes due to their maturity on July 24, 2023.
Other Expenses
Other expenses remained flat at $13.3 million for both the three months ended June 30, 2024 and 2023.
Other Income (Losses), Net
Gains (Losses) on Equity Method Investments
Gains (losses) on equity method investments increased by $0.3 million, or 13.8%, which was due to a gain of $2.7 million for the three months ended June 30, 2024 as compared to a gain of $2.4 million for the three months ended June 30, 2023.
Other Income (Loss)
Other income (loss) increased by $2.8 million to a gain of $1.8 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, which was primarily driven by an increase in other recoveries for the three months ended June 30, 2024, and losses recognized on litigation resolutions in the three months ended June 30, 2023.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes increased by $27.1 million, or 298.4%, to $18.0 million of tax expense for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase was primarily driven by an increase in pre-tax earnings and change in the geographical and business mix of earnings, which can impact our consolidated effective tax rate from period-to-period.
Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries
Net income (loss) attributable to noncontrolling interest in subsidiaries increased by $1.9 million, or 73.9%, to a loss of $0.7 million for the three months ended June 30, 2024 as compared to a loss of $2.5 million for the three months ended June 30, 2023, primarily due to no longer reflecting net income (loss) attributable to noncontrolling interest in subsidiaries related to BGC Holdings as a result of the Corporate Conversion.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Revenues
Brokerage Revenues
Total brokerage revenues increased by $85.7 million, or 9.2%, to $1,021.5 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Commission revenues increased by $84.2 million, or 11.6%, to $810.3 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Principal transactions revenues increased by $1.5 million, or 0.7%, to $211.3 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
Our Rates revenues increased by $32.2 million, or 10.4%, to $341.1 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, reflecting higher volumes across interest rate derivatives.

Our ECS revenues increased by $47.9 million, or 25.4%, to $236.2 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, which was primarily driven by strong volume growth across our energy complex and our environmental business.
Our FX revenues increased by $15.3 million, or 9.7%, to $173.0 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, which was primarily driven by emerging market products and G10 options volumes.
Our Credit revenues increased by $1.6 million, or 1.0%, to $157.0 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. This increase was primarily driven by higher trading volumes across European and emerging markets credit products, offset by lower Asian credit activity.
Our brokerage revenues from Equities decreased by $11.2 million, or 8.9%, to $114.3 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, which was primarily due to lower equity derivative trading volumes, partially offset by higher cash equity activity.
Fees from Related Parties
Fees from related parties increased by $1.0 million, or 13.0%, to $9.1 million for the six months ended June 30, 2024 as compared to the prior year, which was primarily driven by an increase in revenues in connection with services provided to Cantor.
Data, Network and Post-Trade
Data, network and post-trade revenues increased by $7.6 million, or 14.0%, to $61.7 million for the six months ended June 30, 2024 as compared to the same period in prior year. This increase was primarily driven by strong revenue growth across Lucera, Fenics Market Data, and our Capitalab post-trade business, as a result of expanding both our client base and our offerings.
Interest and Dividend Income
Interest and dividend income increased by $8.2 million, or 44.0%, to $26.9 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. This was primarily driven by an increase interest income on money market funds, employee loans, and bank deposits, which were primarily driven by changing interest rates and larger balances.
Other Revenues
Other revenues increased by $0.8 million, or 9.1% to $10.1 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily driven by an increase in consulting income and dividend income on investments.
Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense increased by $52.2 million, or 10.2%, to $562.8 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The primary driver of the increase was higher commission revenues on variable compensation, and an increase in headcount.
Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs decreased by $45.7 million, or 22.0%, to $162.3 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. This was primarily driven by the issuance of common stock and grants of exchangeability, which included a $60.9 million charge for the redemption of certain non-exchangeable limited partnership units in connection with the issuance of shares of BGC Class A common stock and the accompanying tax payments related to the Corporate Conversion, in the six months ended June 30, 2023. The decrease was also due to the cessation of LPU amortization expenses, as a result of the Corporate Conversion. The decreases were partially offset by increases in RSU, RSU Tax Account, and restricted stock amortization expenses.

Occupancy and Equipment
Occupancy and equipment expense remained flat at $81.8 million for both the six months ended June 30, 2024 and 2023.
Fees to Related Parties
Fees to related parties decreased by $1.2 million, or 7.3%, to $15.2 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Fees to related parties are allocations paid to Cantor for administrative and support services.
Professional and Consulting Fees
Professional and consulting fees decreased by $3.5 million, or 11.3%, to $27.1 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily driven by a decrease in consulting and other professional services and fees.
Communications
Communications expense increased by $4.4 million, or 7.9%, to $60.2 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily driven by increases in various terminal and line service costs across market data and communications.
Selling and Promotion
Selling and promotion expense increased by $4.5 million, or 15.2%, to $34.5 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily driven by an increase in business related travel and client entertainment.
Commissions and Floor Brokerage
Commissions and floor brokerage expense increased by $3.4 million, or 10.8%, to $34.8 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, which was primarily driven by a higher number of trades in the six months ended June 30, 2024.
Interest Expense
Interest expense increased by $6.0 million, or 16.9%, to $41.7 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily driven by interest expense related to the BGC Partners 8.000% Senior Notes issued on May 24, 2023, the BGC Group 6.600% Senior Notes issued June 10, 2024, and higher borrowings on both the Revolving Credit Agreement and BGC Credit Agreement, partially offset by a decrease in interest expense related to the BGC Partners 5.375% Senior Notes due to repayment in full on July 24, 2023.
Other Expenses
Other expenses increased by $2.2 million, or 8.4%, to $27.9 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, which was primarily due to an increase in revaluation expense and additional amortization expense related to new acquisitions, partially offset by a decrease in other provisions.
Other Income (Losses), net
Gains (Losses) on Equity Method Investments
Gains (losses) on equity method investments increased by $0.1 million, or 1.3%, to a gain of $4.5 million, for the six months ended June 30, 2024 as compared to a gain of $4.5 million for the six months ended June 30, 2023.

Other Income (Loss)
Other income (loss) increased by $43.3 million to a gain of $40.6 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily driven by a $36.6 million unrealized gain recorded related to fair value adjustments on investments carried under the measurement alternative, and an increase in other recoveries.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes increased by $37.1 million, to $40.0 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. This increase was primarily driven by an increase in pretax earnings and a change in the geographical and business mix of earnings, which can impact our consolidated effective tax rate from period-to-period.
Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries
Net income (loss) attributable to noncontrolling interest in subsidiaries decreased by $0.5 million, or 161.8%, to a loss of $0.8 million for the six months ended June 30, 2024 as compared to a loss of $0.3 million for the six months ended June 30, 2023, primarily due to no longer reflecting net income (loss) attributable to noncontrolling interest in subsidiaries related to BGC Holdings as a result of the Corporate Conversion.

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

	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Revenues:
Commissions	$395,081	$415,172	$388,211	$350,305	$348,720	$377,288	$315,658	$299,430
Principal transactions	98,439	112,849	73,563	84,725	94,883	114,929	82,169	79,568
Fees from related parties	4,643	4,421	4,226	3,723	4,062	3,957	3,896	3,896
Data, network and post-trade	30,812	30,903	29,551	27,797	27,000	27,122	25,063	23,808
Interest and dividend income	17,145	9,764	16,586	10,150	13,371	5,315	5,501	4,110
Other revenues	4,641	5,505	4,623	5,994	5,044	4,256	4,228	5,755
Total revenues	550,761	578,614	516,760	482,694	493,080	532,867	436,515	416,567
Expenses:
Compensation and employee benefits	271,990	290,842	248,915	233,087	243,387	267,214	181,671	202,353
Equity-based compensation and allocations of net income to limited partnership units and FPUs	66,207	96,081	78,093	69,268	126,644	81,373	89,332	57,730
Total compensation and employee benefits	338,197	386,923	327,008	302,355	370,031	348,587	271,003	260,083
Occupancy and equipment	40,959	40,806	41,062	40,028	40,488	41,165	40,197	38,710
Fees to related parties	8,009	7,215	9,172	7,046	7,991	8,440	7,377	6,551
Professional and consulting fees	12,805	14,259	16,144	13,734	14,819	15,701	24,286	15,048
Communications	30,172	30,008	29,169	29,222	27,813	27,939	26,237	26,802
Selling and promotion	17,714	16,771	17,009	14,939	15,320	14,616	14,461	11,373
Commissions and floor brokerage	17,414	17,392	15,342	14,755	16,161	15,265	13,591	13,104
Interest expense	21,551	20,136	20,795	20,780	19,914	15,742	14,788	14,499
Other expenses	13,334	14,558	26,519	22,030	13,221	12,508	26,695	19,951
Total expenses	500,155	548,068	502,220	464,889	525,758	499,963	438,635	406,121
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	—	—	—	—	—	(846)	(183)
Gains (losses) on equity method investments	2,744	1,790	2,584	2,094	2,412	2,062	2,158	3,230
Other income (loss)	1,814	38,762	14,765	3,967	(1,011)	(1,735)	2,415	5,545
Total other income (losses), net	4,558	40,552	17,349	6,061	1,401	327	3,727	8,592
Income (loss) from operations before income taxes	55,164	71,098	31,889	23,866	(31,277)	33,231	1,607	19,038
Provision (benefit) for income taxes	17,989	22,057	10,626	5,314	(9,067)	12,061	(1,991)	10,813
Consolidated net income (loss)	$37,175	$49,041	$21,263	$18,552	$(22,210)	$21,170	$3,598	$8,225
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	(653)	(169)	1,318	1,506	(2,506)	2,192	1,382	2,463
Net income (loss) available to common stockholders	$37,828	$49,210	$19,945	$17,046	$(19,704)	$18,978	$2,216	$5,762

The table below details our brokerage revenues by product category for the indicated periods (dollar amounts in thousands):

	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Brokerage revenue by product:
Rates	$166,044	$175,085	$155,802	$145,703	$144,209	$164,737	$123,594	$129,971
ECS	117,743	118,464	104,739	93,120	98,688	89,659	73,608	68,975
FX	88,946	84,023	77,226	79,795	77,527	80,158	71,868	73,481
Credit	69,381	87,592	65,642	63,747	65,806	89,549	68,067	58,187
Equities	51,406	62,857	58,365	52,665	57,373	68,114	60,690	48,384
Total brokerage revenues	$493,520	$528,021	$461,774	$435,030	$443,603	$492,217	$397,827	$378,998
Brokerage revenue by product (percentage):
Rates	33.6%	33.2%	33.8%	33.5%	32.5%	33.5%	31.0%	34.3%
ECS	23.9	22.4	22.7	21.4	22.2	18.2	18.5	18.2
FX	18.0	15.9	16.7	18.3	17.5	16.3	18.1	19.4
Credit	14.1	16.6	14.2	14.7	14.8	18.2	17.1	15.3
Equities	10.4	11.9	12.6	12.1	13.0	13.8	15.3	12.8
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Brokerage revenue by type:
Voice/Hybrid	$387,101	$409,597	$360,536	$337,522	$345,478	$379,005	$313,994	$297,316
Fully Electronic[1]	106,419	118,424	101,238	97,508	98,125	113,212	83,833	81,682
Total brokerage revenues	$493,520	$528,021	$461,774	$435,030	$443,603	$492,217	$397,827	$378,998
Brokerage revenue by product (percentage):
Voice/Hybrid	78.4%	77.6%	78.1%	77.6%	77.9%	77.0%	78.9%	78.4%
Fully Electronic[1]	21.6	22.4	21.9	22.4	22.1	23.0	21.1	21.6
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
____________________________
1Includes Fenics Integrated.
LIQUIDITY AND CAPITAL RESOURCES
Balance Sheet
Our balance sheet and business model are not capital intensive. Our assets consist largely of Cash and cash equivalents, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term capital (equity and notes payable) is held to support the less liquid assets and potential capital investment opportunities. Total assets as of June 30, 2024 were $4.3 billion, an increase of 34.1% as compared to December 31, 2023. The increase in total assets was driven primarily by an increase in Receivables from broker-dealers, clearing organizations, customers and related broker-dealers, Financial instruments owned, at fair value and Accrued commissions and other receivables, net. We maintain a significant portion of our assets in Cash and cash equivalents and Financial instruments owned, at fair value, with Cash and cash equivalents as of June 30, 2024 of $571.7 million, and our Liquidity as of June 30, 2024 of $759.1 million. See “Liquidity Analysis” below for a further discussion of our Liquidity and a reconciliation to the most comparable GAAP financial measure. Our Financial instruments owned, at fair value, were $194.0 million as of June 30, 2024, compared to $45.8 million as of December 31, 2023.
As part of our cash management process, we may enter into Reverse Repurchase Agreements and other short-term investments, some of which may be with Cantor. As of both June 30, 2024 and December 31, 2023, there were no Reverse Repurchase Agreements outstanding. Our Repurchase Agreements as of June 30, 2024 were $6.6 million, which matured on July 1, 2024. We had no Repurchase Agreements as of December 31, 2023. As of both June 30, 2024 and December 31, 2023 there were no Securities loaned outstanding.

At December 31, 2019, the Company completed the calculation of the one-time transition tax on the deemed repatriation of foreign subsidiaries’ earnings pursuant to the Tax Act and previously recorded a net cumulative tax expense of $28.6 million, net of foreign tax credits. During the second quarter of 2024, the Company settled its 2017 audit with the Internal Revenue Service which included the transition tax. The revised net cumulative transition tax expense is $25.3 million, net of foreign tax credits, resulting in a net adjustment of the payable balance by $3.3 million. An installment election can be made to pay the taxes over eight years with 40% paid in equal installments over the first five years and the remaining 60% to be paid in installments of 15%, 20% and 25% in years six, seven and eight, respectively. The cumulative remaining balance as of June 30, 2024 was $11.4 million.
On June 10, 2024, Cantor borrowed $180.0 million from the Company under the BGC Credit Agreement, and such borrowings were outstanding as of June 30, 2024. The Company recorded interest income related to the BGC Credit Agreement of $0.8 million for the three and six months ended June 30, 2024. The Company did not record any interest income related to the BGC Credit Agreement for the three and six months ended June 30, 2023. On July 31, 2024, Cantor made a partial repayment of $18.0 million to the Company of the $180.0 million borrowed from the Company under the BGC Credit Agreement. As of July 31, 2024, the interest rate on this facility was 7.18%. See Note 13—“Related Party Transactions” and Note 17—“Notes Payable and Other Borrowings” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our BGC Credit Agreement with Cantor.
Additionally, in August 2013, the Audit Committee authorized us to invest up to $350.0 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including policies relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of both June 30, 2024 and December 31, 2023, we did not have any investments in the program.
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

As discussed below, our Liquidity remained strong at $759.1 million as of June 30, 2024, which can be used for share repurchases, dividends, new hires, tax payments, ordinary movements in working capital, and our continued investment in Fenics Growth Platforms. During the six months ended June 30, 2024, we repurchased 19.3 million shares of BGC Class A common stock for aggregate consideration of $147.9 million, representing a weighted-average price per share of $7.68.
As of August 7, 2024, we have repurchased an additional 3.7 million shares of BGC Class A common stock during the third quarter for aggregate consideration of $32.4 million, representing a weighted-average price per share of $8.72.
On July 29, 2024, our Board declared a $0.02 dividend for the second quarter of 2024. Our current capital allocation priorities are to return capital to stockholders and to continue investing in the growth of our business.
Between April 23, 2024 and April 24, 2024, the FMX Equity Partners contributed $171.7 million into FMX.
Notes Payable and Other Borrowings
Unsecured Senior Revolving Credit Agreement
On March 12, 2024, the Company repaid in full the $240.0 million of borrowings then-outstanding under the Revolving Credit Agreement, which had been borrowed in 2023. On April 1, 2024, we borrowed $275.0 million under the Revolving Credit Agreement, and used the proceeds from such borrowing, along with cash on hand, to repay the principal and interest related to all of the $275.0 million of borrowings outstanding under the BGC Credit Agreement. On June 10, 2024, we repaid in full the $275.0 million of borrowings outstanding under the Revolving Credit Agreement. Therefore, there were no borrowings outstanding under the Revolving Credit Agreement as of June 30, 2024. As of December 31, 2023, there were $240.0 million of borrowings outstanding under the Revolving Credit Agreement. For the three and six months ended June 30, 2024, the Company recorded interest expense related to the Revolving Credit Agreement of $4.2 million and $7.9 million, respectively. For the three and six months ended June 30, 2023, BGC Partners recorded interest expense related to the Revolving Credit Agreement of $1.6 million and $2.8 million, respectively.
On April 26, 2024, the Company amended and restated the Revolving Credit Agreement, to, among other things, extend the maturity date to April 26, 2027, and provide the Company with the right to increase the facility up to $475.0 million, subject to certain conditions being met. The borrowing rates and financial covenants under the amended and restated Revolving Credit Agreement are substantially unchanged.
See Note 17—“Notes Payable and Other Borrowings” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our Revolving Credit Agreement.
BGC Credit Agreement with Cantor
On March 8, 2024, the Company entered into a second amendment to the BGC Credit Agreement which amends the BGC Credit Agreement to provide that the parties and their respective subsidiaries may borrow up to an aggregate principal amount of $400.0 million from each other from time to time at an interest rate equal to 25 basis points less than the interest rate on the respective borrower’s short-term borrowings rate then in effect. On June 7, 2024, the Company entered into a third amendment to the BGC Credit Agreement. The third amendment provides that the parties and their respective subsidiaries may borrow up to the total available aggregate principal amount of $400.0 million pursuant to a new category of “FICC-GSD Margin Loans.” All other terms of the BGC Credit Agreement, including terms applicable to loans made thereunder that are not FICC-GSD Margin Loans, remain the same.
On March 12, 2024, the Company borrowed $275.0 million from Cantor under the BGC Credit Agreement and used the proceeds from such borrowing to repay the principal and interest related to all of the $240.0 million of borrowings outstanding under the Revolving Credit Agreement. On April 1, 2024, we repaid in full the principal and interest related to the $275.0 million of borrowings outstanding under the BGC Credit Agreement. As of June 30, 2024, there were no borrowings by the Company outstanding under the BGC Credit Agreement. As of December 31, 2023, there were no borrowings by BGC Partners or Cantor outstanding under this agreement. The Company did not record any interest expense related to the BGC Credit Agreement for the three months ended June 30, 2024. The Company recorded interest expense related to the BGC Credit Agreement of $1.1 million for the six months ended June 30, 2024. The Company did not record any interest expense related to the BGC Credit Agreement for the three and six months ended June 30, 2023. See “Liquidity and Capital Resources—Balance Sheet” herein, Note 13—“Related Party Transactions,” and Note 17—“Notes Payable and Other Borrowings” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our BGC Credit Agreement with Cantor.

5.375% Senior Notes due July 24, 2023
On July 24, 2018, BGC Partners issued an aggregate of $450.0 million principal amount of BGC Partners 5.375% Senior Notes. The BGC Partners 5.375% Senior Notes were general senior unsecured obligations of BGC Partners. On July 24, 2023, BGC Partners repaid the $450.0 million principal amount plus accrued interest on the BGC Partners 5.375% Senior Notes using the proceeds from the issuance of the BGC Partners 8.000% Senior Notes, cash on hand and borrowings under the Revolving Credit Agreement. We recorded interest expense related to the 5.375% Senior Notes of $6.4 million and $12.8 million for the three and six months ended June 30, 2023, respectively.
See Note 13—“Related Party Transactions” and Note 17—“Notes Payable and Other Borrowings” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our 5.375% Senior Notes.
Exchange Offer and Market-Making Registration Statement
On October 6, 2023, we completed the Exchange Offer, in which we exchanged BGC Partners Notes for new notes issued by BGC Group with the same respective interest rates, maturity dates and substantially identical terms as the tendered notes, and cash. In connection with the Exchange Offer, and on behalf of BGC Partners, we also solicited consents from (i) holders of the BGC Partners Notes to certain proposed amendments to the indenture and supplemental indentures pursuant to which such BGC Partners Notes were issued to, among other things, eliminate certain affirmative and restrictive covenants and events of default, including the “Change of Control” provisions, which had applied to each series of the BGC Partners Notes, and (ii) holders of the BGC Partners 8.000% Senior Notes to amend the registration rights agreement relating thereto to terminate such agreement.
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
The outstanding aggregate principal amount of BGC Group 3.750% Senior Notes, which are general senior unsecured obligations of BGC Group, was $255.5 million as of June 30, 2024. BGC Group recorded interest expense related to the BGC Group 3.750% Senior Notes of $2.6 million for the three months ended June 30, 2024. BGC Group recorded interest expense related to the BGC Group 3.750% Senior Notes of $5.3 million for the six months ended June 30, 2024. BGC Group did not record interest expense related to the BGC Group 3.750% Senior Notes for the three and six months ended June 30, 2023.
The outstanding aggregate principal amount of BGC Partners 3.750% Senior Notes, which are general senior unsecured obligations of BGC Partners, was $44.5 million as of June 30, 2024. BGC Partners recorded interest expense related to the BGC Partners 3.750% Senior Notes of $0.4 million and $3.0 million, respectively, for the three months ended June 30, 2024 and 2023. BGC Partners recorded interest expense related to the BGC Partners 3.750% Senior Notes of $0.9 million and $6.0 million, respectively, for the six months ended June 30, 2024 and 2023.
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
The outstanding aggregate principal amount of BGC Group 4.375% Senior Notes, which are general senior unsecured obligations of BGC Group, was $288.1 million as of June 30, 2024. There were no BGC Group 4.375% Senior Notes outstanding as of June 30, 2023. BGC Group recorded interest expense related to the BGC Group 4.375% Senior Notes of $3.3 million for the three months ended June 30, 2024. BGC Group recorded interest expense related to the BGC Group 4.375% Senior Notes of $6.7 million for the six months ended June 30, 2024. BGC Group did not record interest expense related to the BGC Group 4.375% Senior Notes for the three and six months ended June 30, 2023.
The outstanding aggregate principal amount of BGC Partners 4.375% Senior Notes, which are general senior unsecured obligations of BGC Partners, was $11.9 million as of June 30, 2024. The outstanding aggregate principal amount of BGC Partners 4.375% Senior Notes was $300.0 million as of June 30, 2023. BGC Partners recorded interest expense related to the BGC Partners 4.375% Senior Notes of $0.1 million and $3.4 million, respectively, for the three months ended June 30, 2024 and 2023. BGC Partners recorded interest expense related to the BGC Partners 4.375% Senior Notes of $0.3 million and $6.9 million, respectively, for the six months ended June 30, 2024 and 2023.
See Note 13—“Related Party Transactions” and Note 17—“Notes Payable and Other Borrowings” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our 4.375% Senior Notes.
8.000% Senior Notes due May 25, 2028
The outstanding aggregate principal amount of BGC Group 8.000% Senior Notes, which are general senior unsecured obligations of BGC Group, was $347.2 million as of June 30, 2024. There were no BGC Group 8.000% Senior Notes outstanding as of June 30, 2023. BGC Group recorded interest expense related to the BGC Group 8.000% Senior Notes of $7.1 million for the three months ended June 30, 2024. BGC Group recorded interest expense related to the BGC Group 8.000% Senior Notes of $14.3 million for the six months ended June 30, 2024. BGC Group did not record interest expense related to the BGC Group 8.000% Senior Notes for the three and six months ended June 30, 2023.
The outstanding aggregate principal amount of BGC Partners 8.000% Senior Notes, which are general senior unsecured obligations of BGC Partners, was $2.8 million as of June 30, 2024. The outstanding aggregate principal amount of BGC Partners 8.000% Senior Notes was $350.0 million as of June 30, 2023. BGC Partners recorded interest expense related to the BGC Partners 8.000% Senior Notes of $0.1 million and $2.8 million, respectively, for the three months ended June 30, 2024 and 2023. BGC Partners recorded interest expense related to the BGC Partners 8.000% Senior Notes of $0.1 million and $2.8 million, respectively, for the six months ended June 30, 2024 and 2023.
See Note 13—“Related Party Transactions” and Note 17—“Notes Payable and Other Borrowings” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our 8.000% Senior Notes.
6.600% Senior Notes due June 10, 2029
The outstanding aggregate principal amount of BGC Group 6.600% Senior Notes, which are general senior unsecured obligations of BGC Group, was $500.0 million as of June 30, 2024. There were no BGC Group 6.600% Senior Notes outstanding as of June 30, 2023. BGC Group recorded interest expense related to the BGC Group 6.600% Senior Notes of $1.9 million for the three and six months ended June 30, 2024. BGC Group did not record interest expense related to the BGC Group 6.600% Senior Notes for the three and six months ended June 30, 2023.
See Note 13—“Related Party Transactions” and Note 17—“Notes Payable and Other Borrowings” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding the BGC Group 6.600% Senior Notes.

Collateralized Borrowing
On April 8, 2019, BGC Partners entered into a $15.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.77% and matured on April 8, 2023, at which point the loan was repaid in full; therefore, there were no borrowings as of June 30, 2024 and December 31, 2023. The interest expense related to this secured loan arrangement for the three months ended June 30, 2023 was nil.
On April 19, 2019, BGC Partners entered into a $10.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.89% and matured on April 19, 2023, at which point the loan was repaid in full; therefore, there were no borrowings as of June 30, 2024 and December 31, 2023. The interest expense related to this secured loan arrangement for the three months ended June 30, 2023 was nil.
See Note 17—“Notes Payable and Other Borrowings” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our collateralized borrowings.
Weighted-average Interest Rate
For the three months ended June 30, 2024 and 2023, the weighted-average interest rate of our total Notes payable and other borrowings, which include our Revolving Credit Agreement, Company Debt Securities, BGC Credit Agreement, and collateralized borrowings, was 5.88% and 5.47%, respectively.
Short-term Borrowings
On August 22, 2017, BGC Partners entered into a committed unsecured loan agreement with Itau Unibanco S.A. The agreement provided for short-term loans of up to $4.0 million (BRL 20.0 million). Borrowings under this agreement bore interest at the Brazilian Interbank offering rate plus 3.20%. During June 2023, the borrowings under this agreement were repaid in full, and the loan was terminated. As of June 30, 2024 and December 31, 2023, there were no borrowings outstanding under the agreement. BGC Partners recorded interest expense related to the agreement of $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2023.
On August 23, 2017, BGC Partners entered into a committed unsecured credit agreement with Itau Unibanco S.A. The agreement provided for an intra-day overdraft credit line up to $9.0 million (BRL 50.0 million). On August 20, 2021, the agreement was renegotiated, increasing the credit line to $10.8 million (BRL 60.0 million). On May 22, 2023 the agreement was renegotiated, increasing the credit line to $12.6 million (BRL 70.0 million.) This agreement is renewable every 90 days and bears a fee of 1.32% per year. As of June 30, 2024 and December 31, 2023, there were no borrowings outstanding under this agreement. The bank fees related to the agreement were nil for each of the three months ended June 30, 2024 and 2023. The bank fees related to the agreement were $0.1 million for each of the six months ended June 30, 2024 and 2023.
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
As of June 30, 2024, the Company had $50.0 million remaining under its debt repurchase authorization.

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
As of June 30, 2024, the Company and its consolidated subsidiaries had $571.7 million of Cash and cash equivalents. The Company and its consolidated subsidiaries held securities worth $194.0 million within their Liquidity position as of June 30, 2024. As of June 30, 2024, the Company and its consolidated subsidiaries had $6.6 million of Repurchase Agreements, which matured on July 1, 2024. U.S. Treasury securities were provided as collateral.
Discussion of the six months ended June 30, 2024
The table below presents our Liquidity Analysis as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
(in thousands)
Cash and cash equivalents	$571,659	$655,641
Financial instruments owned, at fair value	193,988	45,792
Repurchase agreements	(6,581)	—
Total	$759,066	$701,433
The $57.6 million increase in our Liquidity position from $701.4 million as of December 31, 2023 to $759.1 million as of June 30, 2024 was primarily related to a $148.1 million increase in Financial instruments owned, at fair value due to the Company purchasing treasury bills that mature on December 12, 2024 and had a carrying value of $146.5 million as of June 30, 2024. Furthermore, Cash and cash equivalents decreased by $83.9 million. The Company received $171.7 million of contributions from the FMX Equity Partners, which the Company used to purchase $146.1 million of treasury bills. The remaining movement in the Cash and cash equivalents balance is primarily due to the issuance of an aggregate of $500.0 million principal amount of the BGC Group 6.600% Senior Notes, which were partially offset by the Company’s repayment of $240.0 million of borrowings on the Revolving Credit Agreement and Cantor borrowing $180.0 million from the Company under the BGC Credit Agreement, share repurchases of $147.9 million, ordinary movements in working capital, capitalized expenditures, tax payments, dividends, and our continued investment in Fenics Growth Platforms and cash flows used in operations.

Discussion of the six months ended June 30, 2023
The table below presents our Liquidity Analysis as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
(in thousands)
Cash and cash equivalents	$526,293	$484,989
Reverse Repurchase Agreements	200,000	—
Financial instruments owned, at fair value	40,519	39,319
Total	$766,812	$524,308
The $242.5 million increase in our Liquidity position from $524.3 million as of December 31, 2022 to $766.8 million as of June 30, 2023, was primarily related to our issuance of $350.0 million principal amount of BGC Partners 8.000% Senior Notes, our Reverse Repurchase Agreements, and cash flow from operations, partially offset by ordinary movements in working capital, the acquisition of Trident, tax payments, dividends and distributions, share repurchases, and our continued investments in Fenics Growth Platforms.
CREDIT RATINGS
As of June 30, 2024, our public long-term credit ratings and associated outlooks were as follows:

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
CLEARING CAPITAL
In November 2008, we entered into the Clearing Capital Agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on our behalf. In June 2020, the Clearing Capital Agreement was amended to cover Cantor providing clearing services in all eligible financial products to us and not just U.S. Treasury and U.S. government agency securities. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to us, Cantor shall be entitled to request from us cash or other collateral acceptable to Cantor in the amount reasonably requested by Cantor under the Clearing Capital Agreement or Cantor will post cash or other collateral on our behalf for a commercially reasonable charge. On June 7, 2024, we amended the Clearing Capital Agreement to modify the rate charged Cantor for posting margin in respect of trades cleared on behalf of the Company to a rate equal to Cantor’s cost of funding such margin through a draw on a third party credit facility provided to Cantor, for which the use of proceeds is to finance clearinghouse margin deposits and related transactions. The Clearing Capital Agreement amendment also assigned BGC Partners’ rights and obligations thereunder to BGC Group.
During the three months ended June 30, 2024 and 2023, the Company was charged $0.9 million and $0.5 million, respectively, by Cantor for the cash or other collateral posted by Cantor on BGC’s behalf. During the six months ended June 30, 2024 and 2023, the Company was charged $1.9 million and $0.8 million, respectively, by Cantor for the cash or other collateral posted by Cantor on BGC’s behalf. Cantor had not requested any cash or other property from the Company as collateral as of June 30, 2024.

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
In January 2022, the FCA introduced a new Internal Capital and Risk Assessment (ICARA) process as a replacement for the Internal Capital Adequacy Assessment Process (ICAAP). The ICARA process incorporates business model assessment, forecasting and stress testing, recovery planning and wind-down planning. All firms were required to submit their proposed ICARA documentation by March 31, 2023, and then review its adequacy on an annual basis thereafter, after which the FCA provide feedback that may require further documentation and may lead to a change in capital requirements. The adoption of these proposed rules could restrict the ability of our large bank and broker-dealer customers to operate trading businesses and to maintain current capital market exposures under the present structure of their balance sheets, and will cause these entities to need to raise additional capital in order to stay active in our marketplaces.
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
As of June 30, 2024, $695.6 million of net assets were held by regulated subsidiaries. As of June 30, 2024, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $378.7 million.

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
MiFID II was intended to help improve the functioning of the EU single market by achieving a greater consistency of regulatory standards. By design, therefore, it was intended that EU member states should have very similar regulatory regimes in relation to the matters addressed to MiFID. MiFID II has also introduced a new regulated execution venue category called an OTF that captures much of the Voice-and Hybrid-oriented trading in the EU. Much of our EU derivatives and fixed income execution business now takes place on OTFs. Further to its decision to leave the EU, the U.K. has implemented MIFID II’s requirements into its own domestic legislation. Brexit may impact future market structures and MiFID II rulemaking and implementation due to potential changes in mutual passporting and equivalence arrangements between the U.K. and EU member states (for further information see “Overview and Business Environment—Financial Services Industry—Brexit” herein).
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
EQUITY
As of June 30, 2024, we had 379.6 million shares of BGC Class A common stock and 109.5 million shares of BGC Class B common stock outstanding. Additional disclosures regarding our accounting for stock transactions and unit redemptions are provided in Note 7—“Stock Transactions and Unit Redemptions” to the Company’s unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The weighted-average share counts, including securities that were anti-dilutive for our earnings per share calculations, for the three months ended June 30, 2024 were as follows (in thousands):

Three Months Ended June 30, 2024
Common stock outstanding[1]	475,272
RSUs and restricted stock (Treasury stock method)[2]	15,906
Other	5,589
Total	496,767
______________________________

1Common stock consisted of shares of BGC Class A common stock, shares of BGC Class B common stock and contingent shares of our Class A common stock for which all necessary conditions have been satisfied except for the passage of time. For the three months ended June 30, 2024, the weighted-average number of shares of BGC Class A common stock was 365.4 million, the weighted-average number of shares of BGC Class B common stock was 109.5 million, and the weighted-average number of contingent shares of our Class A common stock for which all necessary conditions have been satisfied except for the passage of time was 0.4 million.
2For the three months ended June 30, 2024, 15.9 million of potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended June 30, 2024, included $15.5 million of participating RSUs and $0.4 million of participating restricted shares of BGC Class A common stock. Also as of June 30, 2024, 63.1 million shares of contingent BGC Class A common stock, non-participating RSUs, and non-participating restricted shares of BGC Class A common stock were excluded from fully diluted EPS computations because the conditions for issuance had not been met by the end of the period. The contingent BGC Class A common stock is recorded as a liability and included in “Accounts payable, accrued and other liabilities” in our unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2024.
Registration Statements
Our effective March 2021 Form S-3 Registration Statement was originally filed on March 8, 2021, with respect to the issuance and sale of up to an aggregate of $300.0 million shares of BGC Class A common stock from time to time on a delayed or continuous basis. As of June 30, 2024, the Company had not issued shares of BGC Class A common stock under the March 2021 Form S-3. We also entered into the July 2023 Sales Agreement, under which we agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. CF&Co is a wholly owned subsidiary of Cantor and an affiliate of BGC. For additional information on our CEO Program sales agreement, see Note 13—“Related Party Transactions” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Our effective 2019 Form S-4 Registration Statement was originally filed on September 13, 2019, with respect to the offer and sale of up to 20 million shares of BGC Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of June 30, 2024, the Company had issued an aggregate of 2.8 million shares of BGC Class A common stock under the 2019 Form S-4 Registration Statement.
Our effective DRIP Registration Statement was originally filed on June 24, 2011, with respect to the offer and sale of up to 10 million shares of BGC Class A common stock under the DRIP. As of June 30, 2024, the Company had issued 0.8 million shares of BGC Class A common stock under the DRIP.
Our effective Equity Plan Registration Statement was originally filed on July 3, 2023 with respect to registering the offer and sale of up to 600 million shares of BGC Class A common stock under the BGC Group Equity Plan. The BGC Group Equity Plan provides for a maximum of 600 million shares of BGC Class A common stock that may be delivered or cash settled pursuant to the exercise or settlement of awards granted under the BGC Group Equity Plan. As of June 30, 2024, the limit on the aggregate number of shares authorized to be delivered under the BGC Group Equity Plan allowed for the grant of future awards relating to 455.0 million shares of BGC Class A common stock.
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
As of June 30, 2024, the Company has issued 1.9 million shares of BGC Class A common stock, 0.2 million of RSUs and paid $54.4 million in cash related to such contingent payments.

As of June 30, 2024, there are 0.4 million shares of BGC Class A common stock, including contingent shares for which all necessary conditions have been satisfied except for the passage of time and which are included in our computation of basic EPS, as well as 0.5 million shares of BGC Class A common stock which will be issued if related targets are met and $3.4 million in cash which will be issued if related targets are met, net of forfeitures and other adjustments.
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
On March 9, 2023, a purported class action complaint was filed against Cantor, BGC Holdings, and Newmark Holdings in the U.S. District Court for the District of Delaware (Civil Action No. 1:23-cv-00265). The collective action, which was filed by seven former limited partners of the defendants on their own behalf and on behalf of other similarly situated limited partners, alleges a claim for breach of contract against all defendants on the basis that the defendants failed to make payments due under the relevant partnership agreements. Specifically, the plaintiffs allege that the non-compete and economic forfeiture provisions upon which the defendants relied to deny payment are unenforceable under Delaware law. The plaintiffs allege a second claim against Cantor and BGC Holdings for antitrust violations under the Sherman Act on the basis that the Cantor and BGC Holdings partnership agreements constitute unreasonable restraints of trade. In that regard, the plaintiffs allege that the non-compete and economic forfeiture provisions of the Cantor and BGC Holdings partnership agreements, as well as restrictive covenants included in partner separation agreements, cause anticompetitive effects in the labor market, insulate Cantor and BGC Holdings from competition, and limit innovation. The plaintiffs seek a determination that the case may be maintained as a class action, an injunction prohibiting the allegedly anticompetitive conduct, and monetary damages of at least $5.0 million. On April 28, 2023, defendants filed a motion to dismiss the complaint. In response, the plaintiffs filed an amended complaint. On July 14, 2023, defendants filed a motion to dismiss the amended complaint. The plaintiffs then filed a second amended complaint in March 2024. Defendants’ motion to dismiss the second amended complaint is fully briefed as of May 2024 and a decision is forthcoming. The Company believes the lawsuit has no merit. However, as with any litigation, the outcome cannot be determined with certainty.
Other legal proceedings
On February 16, 2024, an alleged Company shareholder, Martin J. Siegel, filed a putative class action lawsuit against Cantor Fitzgerald, LP and Howard W. Lutnick in the Delaware Court of Chancery, asserting that the Corporate Conversion was unfair to Class A shareholders of BGC Partners, Inc. because it increased Cantor’s percentage voting control over the Company. The suit is captioned Martin J. Siegel v. Cantor Fitzgerald, LP, C.A. 2024-0146-LWW. Defendants moved to dismiss the complaint on April 22, 2024 and briefing of that motion is ongoing. While the lawsuit is in its early stages and does not name the Company as a party, the Company believes the action lacks merit.
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

MARKET SUMMARY
The following table provides certain volume and transaction count information for the quarterly periods indicated:

	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Notional Volume (in billions)
Total Fully Electronic volume[1]	$14,494	$15,926	$14,157	$14,051	$13,736
Total Hybrid volume	70,400	65,806	78,272	67,965	73,109
Total Fully Electronic and Hybrid volume	$84,894	$81,732	$92,429	$82,016	$86,845
Transaction Count (in thousands, except for days)
Total Fully Electronic transactions[1]	4,381	4,639	4,316	4,385	4,351
Total Hybrid transactions	1,573	1,620	1,473	1,401	1,409
Total Fully Electronic and Hybrid transactions	5,954	6,259	5,789	5,786	5,760
Trading days		63	63	63	63
_____________________________________
1Includes Fenics Integrated.
Note:     Certain information may have been recast with current estimates to reflect changes in reporting methodology. Such revisions have no impact on the Company’s revenues or earnings.
Fully Electronic volume, including new products, was $14.5 trillion for the three months ended June 30, 2024, compared to $13.7 trillion for the three months ended June 30, 2023. Our Hybrid volume for the three months ended June 30, 2024 was $70.4 trillion, compared to $73.1 trillion for the three months ended June 30, 2023.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
A summary of our “Critical Accounting Policies and Estimates” is included in Part II Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2023. There were no significant changes made to the Company’s critical accounting policies from those reported in our Annual Report on Form 10-K for the year ended December 31, 2023.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1—“Organization and Basis of Presentation” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.
CAPITAL DEPLOYMENT PRIORITIES, DIVIDEND POLICY AND REPURCHASE PROGRAM
BGC’s current capital allocation priorities are to use our liquidity to return capital to stockholders and to continue investing in the growth of our business. We have repurchased 21.9 million shares during the six months ended June 30, 2024.
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
BGC Class A common stock. Each share of BGC Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. As of June 30, 2024, there were 415.4 million shares of BGC Class A common stock issued and 379.6 million shares outstanding. On June 21, 2017, Cantor pledged 10.0 million shares of BGC Class A common stock in connection with a partner loan program. On November 23, 2018, those shares of BGC Class A common stock were converted into 10.0 million shares of BGC Class B common stock and remain pledged in connection with the partner loan program, as amended and restated effective as of October 5, 2023 with such modifications thereto as necessary to reflect the Corporate Conversion.
From time to time, we may actively continue to repurchase shares of our Class A common stock including from Cantor, Newmark, our executive officers, other employees, partners and others.
BGC Class B common stock. Each share of BGC Class B common stock is generally entitled to the same rights as a share of BGC Class A common stock, except that on matters submitted to a vote of our stockholders, each share of BGC Class B common stock is entitled to 10 votes. The BGC Class B common stock generally votes together with the BGC Class A common stock on all matters submitted to a vote of our stockholders. As of June 30, 2024, Cantor and CFGM held an aggregate of 96.3 million shares of BGC Class B common stock, representing 88.0% of the outstanding shares of BGC Class B common stock and approximately 65.3% of our total voting power. As of June 30, 2024, Mr. Lutnick and individuals related to Mr. Lutnick owned 13.1 million shares of our outstanding Class B common stock, representing 12.0% of the outstanding shares of BGC Class B common stock and approximately 8.9% of our total voting power. Together, Cantor, CFGM, Mr. Lutnick and individuals related to Mr. Lutnick owned 100% of the outstanding shares of BGC Class B common stock and approximately 74.2% of our total voting power.
Shares of BGC Class B common stock are convertible into shares of BGC Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor, CFGM, Mr. Lutnick and individuals related to Mr. Lutnick converted all of their BGC Class B common stock into BGC Class A common stock on June 30, 2024, Cantor would have held 19.1% of the voting power of our outstanding capital stock, CFGM would have held 0.6% of the voting power, Mr. Lutnick and individuals related to Mr. Lutnick would have held 6.6% of the voting power, and the public stockholders would have held 73.8% of the voting power of our outstanding capital stock (and Cantor and CFGM’s indirect economic interests in BGC U.S. and BGC Global would remain unchanged).
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
Structure of BGC Group, Inc. as of June 30, 2024
The following diagram illustrates our organizational structure as of June 30, 2024. The diagram does not reflect the various subsidiaries of BGC Partners, BGC U.S. OpCo, BGC Global OpCo, or Cantor, or the noncontrolling interests in our consolidated subsidiaries. The diagram also does not reflect certain ownership of BGC Group as follows: (a) for purposes of economic percentages, 15.9 million shares of BGC Group Class A restricted common stock as these are not entitled to receive any dividends (however, these shares of BGC Group Class restricted common stock are included for voting power of BGC Group); (b) 7.3 million assumed RSUs; (c) 32.6 million RSUs converted from former partners’ units in BGC Holdings; (d) 30.5 million RSUs issued in relation to employee compensation; (e) 4.8 million contingent shares to be issued to terminated employees per their respective separation agreements; and (f) 0.4 million contingent shares to be issued in exchange for acquisition units.

1 For the purposes of this diagram, Cantor includes Cantor Fitzgerald, L.P. and CFGM. Cantor Fitzgerald, L.P. owns 19.7% of the economics and 63.3% of the voting power in BGC Group. CFGM owns 0.6% of the economics and 2.0% of the voting power in BGC Group.
2 Percentage includes restricted shares issued in exchange for former partners’ units in BGC Holdings.
3 Public Stockholders includes unrestricted shares owned by employees, executives, and directors due to an inability to track such shares once they leave the Company’s transfer agent.
4 BGC Partners is a wholly owned subsidiary of BGC Group and consolidated with other wholly and non wholly-owned subsidiaries.
The diagram reflects the following activity of BGC Class A common stock and BGC Class B common stock from December 31, 2023 through June 30, 2024 as: (a) the restrictions released on 10.9 million shares of BGC Class A common stock; (b) 21.9 million shares of BGC Class A common stock repurchased by us; (c) 5.7 million shares of BGC Class A common stock issued for vested RSUs; (d) 0.5 million shares of BGC Class A common stock issued for contingent shares issued in exchange for acquisition units; (e) 1.1 million shares of BGC Class A common stock issued for contingent shares issued in exchange for former partners’ units in BGC Holdings; (f) 0.7 million shares of BGC Class A restricted common stock forfeited by former partners and employees; and (g) 4.8 million shares of BGC Class A common stock issued for compensation. 0.5 million shares of Class A common stock were issued by us under our acquisition shelf 2019 Form S-4 Registration Statement (Registration No. 333-233761) between December 31, 2023 and June 30, 2024; 17.2 million of such shares remain available for issuance by us under such Registration Statement. Also, an immaterial number of shares of Class A common stock were issued by us under our DRIP Registration Statement (Registration No. 333-173109) between December 31, 2023 and June 30, 2024; 9.2 million of such shares remain available for issuance by us under the DRIP Registration Statement.

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

We also had Financial instruments owned, at fair value, of $194.0 million as of June 30, 2024. These include investments in equity securities, which are publicly-traded. Investments in equity securities carry a degree of risk, as there can be no assurance that the equity securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of equity securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in equity securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in equity securities. See Note 11—“Derivatives” and Note 12—“Fair Value of Financial Assets and Liabilities” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these investments and related hedging activities.
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
Operational Risk
Our businesses are highly dependent on our ability to process a large number of transactions across numerous and diverse markets in many currencies on a daily basis. If any of our data processing systems do not operate properly or are disabled or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer impairment to our liquidity, financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including cybersecurity incidents or other failures of our or third party information technology systems, a disruption of electrical or communications services or our inability to occupy one or more of our buildings. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses.
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
The majority of the Company’s foreign currency exposure is related to the U.S. dollar versus the pound sterling and the euro. For the financial assets and liabilities denominated in the pound sterling and euro, including foreign currency hedge positions related to these currencies, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar, holding all other assumptions constant. The analysis used the stress-tested scenario as the U.S. dollar strengthening against both the euro and against the pound sterling. If as of June 30, 2024, the U.S. dollar had strengthened against both the euro and the pound sterling by 10%, the currency movements would have had an aggregate negative impact on our net income of approximately $10.9 million.

Interest Rate Risk
BGC had $1,450.0 million in fixed-rate debt outstanding as of June 30, 2024. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. As of June 30, 2024, BGC did not have any borrowings outstanding under its Revolving Credit Agreement. The Revolving Credit Agreement interest rate on borrowings is based on SOFR or a defined base rate plus additional margin. As of June 30, 2024, BGC did not have any borrowings outstanding under its BGC Credit Agreement. Borrowings under the BGC Credit Agreement bear interest at a rate equal to 25 basis points less than the applicable borrower’s borrowing rate under its revolving credit agreement with third party banks, or if FICC-FSD Margin Loans, at a rate equal to the overnight interest rate actually earned by the borrower or its affiliates on borrowings under the applicable FICC-GSD Margin Loan that are posted to clearinghouses or kept available for posting at clearinghouses. To assess exposure to interest rate risk, we evaluated the effect of a 1% increase in interest rates, holding all other assumptions constant. The analysis indicated that our consolidated net earnings for the three and six months ended June 30, 2024, would have declined by $0.5 million and $1.2 million, respectively, if interest rates increased by an additional 1%.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman of the Board and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman of the Board and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the Company disclosure controls and procedures as of June 30, 2024. Based on that evaluation, the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control over Financial Reporting
During the three and six months ended June 30, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information required by this Item is set forth in Note 19—“Commitments, Contingencies and Guarantees” to the Company’s unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and under the heading “Legal Proceedings” included in Part I, Item 2 of this Quarterly Report on Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are incorporated by reference herein.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our Board of Directors and our Audit Committee have authorized repurchases of our Class A common stock and redemptions of equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, and others, including Cantor employees and partners. On July 1, 2023, the BGC Group Board and Audit Committee approved BGC Group’s repurchase authorization in an amount up to $400.0 million. As of June 30, 2024 we had approximately $183.5 million remaining under this authorization and may continue to actively make repurchases or purchases, or cease to make such repurchases or purchases, from time to time.
The table below sets forth certain information regarding BGC’s repurchases of its common stock during the fiscal quarter ended June 30, 2024 (in thousands, except for price paid per share):

Period	Total Number of Shares Repurchased[1]	Weighted- Average Price Paid per Share	Total Number of Shares Repurchased Under Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Program[2]
April 1, 2024—April 30, 2024	1,555	$7.68	300
May 1, 2024—May 31, 2024	5,031	$8.62	5,031
June 1, 2024—June 30, 2024	4,102	$8.21	4,101
Total Repurchases	10,688	$8.32	9,432	$183,492
1    Includes an aggregate of 1.3 million shares withheld to satisfy tax liabilities due upon the vesting of restricted stock. The average price paid per share for such share withholdings is based on the closing price per share on the vesting date of the restricted stock or, if such date is not a trading day, the trading day immediately prior to such vesting date. The fair value of restricted shares vested but withheld to satisfy tax liabilities was $9.6 million at a weighted-average price of $7.61 per share.
2    Represents amount available under a repurchase program authorized by the Board and Audit Committee on July 1, 2023 up to an amount of $400.0 million for which there is no expiration date.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
10b5-1 Trading Arrangements
During the quarter ended June 30, 2024, none of the Company’s directors or executive officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6.    EXHIBITS
The exhibit index set forth below is incorporated by reference in response to this Item 6.

Exhibit Number	Exhibit Title

4.1
Indenture, dated as of June 10, 2024, between BGC Group, Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on June 10, 2024)

4.2
First Supplemental Indenture, dated as of June 10, 2024, between BGC Group, Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on June 10, 2024)

4.3	Form of BGC Group, Inc. 6.600% Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on June 10, 2024)

10.1
Second Amended and Restated Credit Agreement, dated as of April 26, 2024, by and among BGC Group, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on April 30, 2024)

10.2
Registration Rights Agreement, dated as of June 10, 2024, between BGC Group, Inc. and the parties named therein (incorporated by reference to Exhibit 10.1 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on June 10, 2024)

10.3
Third Amendment, dated as of June 7, 2024, by and between BGC Group, Inc. and Cantor Fitzgerald, L.P., to the Credit Agreement, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P., dated as of March 19, 2018, as amended as of August 16, 2018, assumed by BGC Group, Inc. as of October 6, 2023, and amended as of March 8, 2024 (incorporated by reference to Exhibit 10.2 BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on June 10, 2024)

10.4
Fourth Amendment, dated as of June 7, 2024, to the Clearing Service Agreement, dated May 9, 2006, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.3 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on June 10, 2024)

10.5
Assignment, Assumption and Second Amendment, dated as of June 7, 2024, by and between BGC Group, Inc., BGC Partners, Inc. and Cantor Fitzgerald, L.P., to the Clearing Capital Agreement, dated November 5, 2008, between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.4 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on June 10, 2024)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from BGC Group’s Quarterly Report on Form 10-Q for the period ended June 30, 2024 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited Condensed Consolidated Statements of Financial Condition, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, (v) the unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the unaudited Condensed Consolidated Financial Statements. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Group, Inc.

/ S / HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

/ S / JASON W. HAUF
Name:	Jason W. Hauf
Title:	Chief Financial Officer
Date: August 8, 2024
[Signature page to the Quarterly Report on Form 10-Q for the period ended June 30, 2024 dated August 8, 2024.]