Form 10-Q
period 2024-09-30
BGC Group, Inc.
filed 2024-11-08
CIK 1094831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On November 7, 2024, the registrant had 370,266,004 shares of Class A common stock, $0.01 par value, and 109,452,953 shares of Class B common stock, $0.01 par value, outstanding.

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

2023 Deed of Amendment	On July 12, 2023, Sean Windeatt executed a Deed of Amendment amending his existing Deed of Adherence with the U.K. Partnership regarding his employment

Adjusted Earnings	A non-GAAP financial measure used by the Company to evaluate financial performance, which primarily excludes (i) certain non-cash items and other expenses that generally do not involve the receipt or outlay of cash and do not dilute existing stockholders, and (ii) certain gains and charges that management believes do not best reflect the ordinary results of BGC

ADV	Average daily volume

Americas	United States and other countries included in North America and South America

APAC	Asia-Pacific

API	Application Programming Interface

April 2008 distribution rights shares	Cantor’s deferred stock distribution rights provided to current and former Cantor partners on April 1, 2008

Aqua	Aqua Securities L.P., an alternative electronic trading platform, which offers new pools of block liquidity to the global equities markets and is a 49%-owned equity method investment of the Company and 51% owned by Cantor

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

Audit Committee	Audit Committee of the Board

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

BGC Class A common stock or our Class A common stock	BGC Class A common stock, par value $0.01 per share

BGC Class B common stock or our Class B common stock	BGC Class B common stock, par value $0.01 per share

TERM	DEFINITION
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

BGC Derivative Markets	BGC Derivative Markets L.P.

BGC Entity Group	BGC Partners, BGC Holdings, BGC U.S. OpCo and their respective subsidiaries (other than, prior to the Spin-Off, the Newmark Group), collectively, and in each case as such entities existed prior to the Corporate Conversion

BGCF	BGC Financial, L.P.

BGC Global OpCo	BGC Global Holdings, L.P., an operating partnership, which holds the non-U.S. businesses of BGC and which is indirectly wholly owned, following the closing of the Corporate Conversion, by BGC Group

BGC Group	BGC Group, Inc., and where applicable its consolidated subsidiaries

BGC Group 3.750% Senior Notes	$255.5 million principal amount of 3.750% senior notes which matured on October 1, 2024 and were issued on October 6, 2023 in connection with the Exchange Offer

BGC Group 4.375% Senior Notes	$288.2 million principal amount of 4.375% senior notes maturing on December 15, 2025 and issued on October 6, 2023 in connection with the Exchange Offer

BGC Group 6.600% Senior Notes	$500.0 million principal amount of 6.600% senior notes maturing on June 10, 2029 and issued on June 10, 2024

BGC Group 8.000% Senior Notes	$347.2 million principal amount of 8.000% senior notes maturing on May 25, 2028 and issued on October 6, 2023 in connection with the Exchange Offer

BGC Group Equity Plan	BGC Partners Equity Plan, as amended and restated and renamed the “BGC Group, Inc. Long Term Incentive Plan” and assumed by BGC Group in connection with the Corporate Conversion

BGC Group Incentive Plan	Second Amended and Restated BGC Partners Incentive Bonus Compensation Plan, as amended and restated and renamed the “BGC Group, Inc. Incentive Bonus Compensation Plan” and assumed by BGC Group in connection with the Corporate Conversion

BGC Group Notes	BGC Group 3.750% Senior Notes, BGC Group 4.375% Senior Notes, BGC Group 6.600% Senior Notes and BGC Group 8.000% Senior Notes issued by BGC Group

BGC Holdings	BGC Holdings, L.P., an entity which, prior to the Corporate Conversion, was owned by Cantor, Founding Partners, BGC employee partners and, after the Separation, Newmark employee partners

BGC Holdings Distribution	Pro-rata distribution, pursuant to the Separation and Distribution Agreement, by BGC Holdings to its partners of all of the exchangeable limited partnership interests of Newmark Holdings owned by BGC Holdings immediately prior to the distribution, completed on the Distribution Date

BGC Holdings Limited Partnership Agreement	Second Amended and Restated BGC Holdings Limited Partnership Agreement

BGC OpCos	BGC U.S. OpCo and BGC Global OpCo, collectively

BGC Partners	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

BGC Partners 3.750% Senior Notes
$300.0 million principal amount of 3.750% senior notes which matured on October 1, 2024 and were issued on September 27, 2019. Following the Exchange Offer on October 6, 2023, $44.5 million aggregate principal amount of the BGC Partners 3.750% Senior Notes remained outstanding

BGC Partners 4.375% Senior Notes
$300.0 million principal amount of 4.375% senior notes maturing on December 15, 2025 and issued on July 10, 2020. Following the Exchange Offer on October 6, 2023, $11.8 million aggregate principal amount of the BGC Partners 4.375% Senior Notes remain outstanding

TERM	DEFINITION
BGC Partners 5.375% Senior Notes	$450.0 million principal amount of 5.375% senior notes which matured on July 24, 2023 and were issued on July 24, 2018

BGC Partners 8.000% Senior Notes
$350.0 million principal amount of 8.000% senior notes maturing on May 25, 2028 and issued on May 25, 2023. Following the Exchange Offer on October 6, 2023, $2.8 million aggregate principal amount of the BGC Partners 8.000% Senior Notes remained outstanding

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

Clearing Capital Agreement
Agreement dated November 5, 2008, between BGC Partners and Cantor regarding clearing capital, as amended from time to time and assumed by BGC Group on June 7, 2024. On June 7, 2024, the agreement was amended to modify the rate charged by Cantor for posting margin in respect of trades cleared on behalf of the Company to a rate equal to Cantor’s cost of funding such margin through a draw on a third party credit facility provided to Cantor for which the use of proceeds is to finance clearinghouse margin deposits and related transactions

TERM	DEFINITION
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

Exchange Ratio	Ratio by which a Newmark Holdings limited partnership interest can be exchanged for shares of Newmark Class A or Class B common stock

FASB	Financial Accounting Standards Board

FCA	Financial Conduct Authority of the U.K.

FCM	Futures Commission Merchant

FDIC	Federal Deposit Insurance Corporation

February 2012 distribution rights shares	Cantor’s deferred stock distribution rights provided to current and former Cantor partners on February 14, 2012

Fenics	BGC’s group of electronic brands, offering a number of market infrastructure and connectivity services, Fully Electronic marketplaces, and the Fully Electronic brokerage of certain products that also may trade via Voice and Hybrid execution, including market data and related information services, Fully Electronic brokerage, connectivity software, compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions; includes Fenics Growth Platforms and Fenics Markets

TERM	DEFINITION
Fenics Growth Platforms	Consists of FMX UST, Fenics GO, Lucera, FMX FX and other newer standalone platforms, including FMX Futures Exchange

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

FICC-GSD Margin Loans
Loans made by a party under the BGC Credit Agreement, the use of proceeds of which will be to directly or indirectly (i) post margin at any clearinghouse, including without limitation the Government Securities Division of the FICC, (ii) keep funds available for the purpose of posting such margin or (iii) otherwise facilitate the clearing and settlement of trades

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

FX	Foreign exchange

GDPR	General Data Protection Regulation

GFI	GFI Group Inc., a wholly owned subsidiary of the Company, acquired on January 12, 2016

TERM	DEFINITION
GILTI	Global Intangible Low-Taxed Income

Ginga Petroleum	Ginga Petroleum (Singapore) Pte Ltd, a wholly owned subsidiary of the Company, acquired on March 12, 2019

GloBE Rules	Global Anti-Base Erosion Rules

GSD	Government Securities Division

GUI	Graphical User Interface

HDUs	LPUs with capital accounts, which are liability awards recorded in “Accrued compensation” in the Company’s Consolidated Statements of Financial Condition

Holdings Merger	The merger of Merger Sub 2 with and into Holdings Merger Sub

Holdings Merger Sub	BGC Holdings Merger Sub, LLC, a Delaware limited liability company, wholly owned subsidiary of the Company, and successor to BGC Holdings

Holdings Reorganization Merger	The reorganization of BGC Holdings from a Delaware limited partnership into a Delaware limited liability company through a merger with and into Holdings Merger Sub

Hybrid	Broking transactions executed by brokers and involving some element of Voice broking and electronic trading

ICAP	ICAP plc, a part of TP ICAP group, and a leading markets operator and provider of execution and information services

ICE	Intercontinental Exchange

Insurance brokerage business	The insurance brokerage business of BGC, including Corant, Ed Broking, Besso, Piiq Risk Partners, Junge, Cooper Gay, Global Underwriting and Epsilon, which business was sold to The Ardonagh Group on November 1, 2021

Insurance Business Disposition	The sale of the Insurance brokerage business for $534.9 million in gross cash proceeds after closing adjustments, subject to limited post-closing adjustments, completed on November 1, 2021

IR Act	Inflation Reduction Act of 2022

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

LPUs	Certain limited partnership units, of BGC Holdings prior to the Corporate Conversion, or Newmark Holdings, held by certain employees of BGC and Newmark and other persons who have provided services to BGC or Newmark, which units may include APSIs, APSUs, AREUs, ARPSUs, HDUs, U.K. LPUs, N Units, PLPUs, PPSIs, PPSUs, PSEs, PSIs, PSUs, REUs, and RPUs, along with future types of limited partnership units in Newmark Holdings

TERM	DEFINITION
LSEG	London Stock Exchange Group

Lucera	A wholly owned subsidiary of the Company, also known as “LFI Holdings, LLC” or “LFI,” which is a software defined network offering the trading community direct connectivity

March 2018 Form S-3 Registration Statement	CEO Program shelf Registration Statement on Form S-3 filed on March 9, 2018

March 2018 Sales Agreement	CEO Program sales agreement, by and between BGC Partners and CF&Co, dated March 9, 2018, pursuant to which BGC Partners could offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock, which agreement expired in September 2021

March 2021 Form S-3 Registration Statement	CEO Program shelf Registration Statement on Form S-3 filed on March 8, 2021

MarketAxess	MarketAxess Holdings Inc.

Merger Sub 1	BGC Partners II, Inc., a Delaware corporation and wholly owned subsidiary of BGC Group

Merger Sub 2	BGC Partners II, LLC, a Delaware limited liability company and wholly owned subsidiary of BGC Group

MEA	Middle East and Africa region

MiFID II	Markets in Financial Instruments Directive II, a legislative framework instituted by the EU to regulate financial markets and improve protections for investors by increasing transparency and standardizing regulatory disclosures

Mint Brokers	A wholly owned subsidiary of the Company, acquired on August 19, 2010, registered as an FCM with both the CFTC and the NFA

Nasdaq	Nasdaq, Inc., formerly known as NASDAQ OMX Group, Inc.

NDF	Non-deliverable forwards

Newmark	Newmark Group, Inc. (Nasdaq symbol: NMRK), a publicly traded and former majority-owned subsidiary of BGC Partners until the Distribution Date, and, where applicable, its consolidated subsidiaries

Newmark Class A common stock	Newmark Class A common stock, par value $0.01 per share

Newmark Class B common stock	Newmark Class B common stock, par value $0.01 per share

Newmark Group	Newmark, Newmark Holdings, and Newmark OpCo and their respective consolidated subsidiaries, collectively

Newmark Holdings	Newmark Holdings, L.P.

Newmark IPO	Initial public offering of 23 million shares of Newmark Class A common stock by Newmark at a price of $14.00 per share in December 2017

Newmark OpCo	Newmark Partners, L.P., an operating partnership, which is owned jointly by Newmark and Newmark Holdings and holds the businesses of Newmark

NEX	NEX Group plc, an entity formed in December 2016, formerly known as ICAP and acquired by CME Group in November 2018

NFA	National Futures Association

Non-GAAP	A financial measure that differs from the most directly comparable measure calculated and presented in accordance with U.S. GAAP, such as Adjusted Earnings and Liquidity

TERM	DEFINITION
N Units	Non-distributing partnership units, of BGC Holdings, prior to the Corporate Conversion, or Newmark Holdings, that may not be allocated any item of profit or loss, and may not be made exchangeable into shares of Class A common stock, including NREUs, NPREUs, NLPUs, NPLPUs, NPSUs, and NPPSUs

OCC	Options Clearing Corporation

OCI	Other comprehensive income (loss), including gains and losses on cash flow and net investment hedges, unrealized gains and losses on available for sale securities (in periods prior to January 1, 2018), certain gains and losses relating to pension and other retirement benefit obligations and foreign currency translation adjustments

Open Energy Group	Open Energy Group Inc., a wholly owned subsidiary of the Company, acquired on November 1, 2023

OTC	Over-the-counter

OTC Global	OTC Global Holdings, LP

OTF	Organized Trading Facility, a regulated execution venue category introduced by MiFID II

Period Cost Method	Treatment of taxes associated with the GILTI provision as a current period expense when incurred rather than recording deferred taxes for basis differences

Poten & Partners	Poten & Partners Group, Inc., a wholly owned subsidiary of the Company, acquired on November 15, 2018

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

ROU	Right-of-use

RSUs	BGC or Newmark restricted stock units, payable in shares of BGC Class A common stock or Newmark Class A common stock, respectively, held by certain employees of BGC or Newmark and other persons who have provided services to BGC or Newmark, or issued in connection with certain acquisitions

TERM	DEFINITION
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

Successor	Referring to BGC Group as the parent company for the period following the Corporate Conversion

Tax Act	Tax Cuts and Jobs Act enacted on December 22, 2017

TDRs	Troubled Debt Restructurings

The Ardonagh Group	The Ardonagh Group Limited; the U.K.’s largest independent insurance broker and purchaser of BGC’s Insurance brokerage business completed on November 1, 2021

Tower Bridge	Tower Bridge International Services L.P., a subsidiary of the Company, which is 52%-owned by the Company and 48%-owned by Cantor

TP ICAP	TP ICAP plc, an entity formed in December 2016, formerly known as Tullett

Tradeweb	Tradeweb Markets, Inc.

TERM	DEFINITION
Tradition	Compagnie Financière Tradition SA, a Swiss based inter-dealer broker

Trident	Trident Brokerage Service LLC, a wholly owned subsidiary of the Company, acquired on February 28, 2023

Tullett	Tullett Prebon plc, a part of TP ICAP group and an interdealer broker, primarily operating as an intermediary in the wholesale financial and energy sectors

U.K.	United Kingdom

U.K. Partnership	BGC Services (Holdings) LLP, a wholly owned subsidiary of the Company

U.S. GAAP or GAAP	Generally Accepted Accounting Principles in the United States of America

UBT	Unincorporated Business Tax

VIE	Variable Interest Entity

Voice	Voice-only broking transactions executed by brokers over the telephone

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
Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:
•macroeconomic and other challenges and uncertainties, including those resulting from the conflict between Ukraine and Russia, conflicts in the Middle East and other ongoing or new conflicts in those or other regions or jurisdictions, downgrades of U.S. Treasuries, fluctuating global interest rates, inflation and the Federal Reserve’s responses thereto, fluctuations in the value of global currencies, including the U.S. dollar, liquidity concerns regarding and changes in capital requirements for banking and financial institutions, changes in the U.S. and global economies and financial markets, including economic activity, employment levels, infrastructure spending, supply chain issues and market liquidity, and energy costs, as well as the various actions taken in response to these challenges and uncertainties by governments, central banks and others, including consumers and corporate clients and customers, as well as potential changes in these factors as a result of the upcoming change in the U.S. presidential administration;
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
•our ability to enter new markets or develop new products, offerings, trade desks, marketplaces, or services for existing or new clients, and to pursue new operations and business initiatives, including our ability to develop new Fenics platforms and products, to successfully launch new initiatives which could require significant capital and significant efforts by management, including engaging partners on satisfactory terms, to manage long lead times to scale a successful venture, efforts to convert certain existing products to a Fully Electronic trade execution, any efforts to incorporate artificial intelligence into our products and any efforts by our competitors to do the same, and efforts to induce such clients to use these products, trading desks, marketplaces, or services and to secure and maintain market share, and our ability to manage the risks inherent in operating our cryptocurrency business and in safekeeping cryptocurrency assets;
•pricing, commissions and fees, and market position with respect to any of our products and services and those of our competitors;
•the effect of industry concentration and reorganization, reduction of customers, and consolidation;
•liquidity, regulatory, cash and clearing capital requirements;

•our relationships and transactions with Cantor and its affiliates, including CF&Co and CCRE, our structure, the timing and impact of any actual or future changes to our organization or structure, including the Corporate Conversion, any related party transactions, any challenges to our interpretation or application of complex tax laws to our structure, conflicts of interest or litigation, including with respect to executive compensation matters or other transactions with our executive officers, any impact of Cantor’s results on our credit ratings and associated outlooks, any clearing agreements, clearing services agreements, Repurchase Agreements or Reverse Repurchase Agreements with or loans to or from us or Cantor, including the balances and interest rates thereof from time to time and any convertible or equity features of any such financing transactions, CF&Co’s acting as our sales agent or underwriter under our CEO Program or other offerings, Cantor’s holdings of Company Debt Securities, CF&Co’s acting as a market maker in Company Debt Securities, CF&Co’s acting as our financial advisor in connection with certain capital markets transactions and potential acquisitions, dispositions, divestitures, or other transactions, and our participation in various investments, stock loans or cash management vehicles placed by or recommended by CF&Co;
•the ongoing integration of acquired businesses and their operations and back office functions with our other businesses and uncertainties related to the timing of the closing of such acquisitions, synergies and revenue growth generated from such acquired or to be acquired businesses;
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
•risks inherent in doing business in international markets or with international partners, and any failure to identify and manage those risks, including economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including the pursuit of trade, border control or other related policies by the U.S. and/or other countries (including U.S.-China trade relations), economic and political volatility in the U.K., rising political and other tensions between the U.S. and China, the conflict between Ukraine and Russia, conflicts in the Middle East, other ongoing or new conflicts in those or other regions or jurisdictions and additional sanctions and regulations imposed by governments and related counter-sanctions, as well as potential changes in these factors as a result of the upcoming change in the U.S. presidential administration;
•the impact of U.S. government shutdowns or political impasses, including uncertainties regarding the debt ceiling and federal budget, elections, political protests or unrest, boycotts, demonstrations, stalemates or other social and political developments, such as terrorist acts, acts of war or other violence, and potential changes in these factors as a result of the upcoming change in the U.S. presidential administration;
•the effect on our businesses, our clients, the markets in which we operate and the economy in general of changes in U.S. and foreign tax and other laws, including changes in tax rates, interpretations of tax law, repatriation rules, and deductibility of interest, potential policy and regulatory changes in other countries, sequestrations, uncertainties regarding the debt ceiling and federal budget, responses to global inflation rates, and other potential political policies;
•our dependence upon our key employees, our ability to build out successful succession plans, the impact of absence due to illness or leave of certain key executive officers or employees and our ability to attract, retain, motivate and integrate new employees, as well as the competing demands on the time of certain of our executive officers who also provide services to Cantor, Newmark and various other ventures and investments sponsored by Cantor or otherwise and our ability to enforce post-employment restrictive covenants on awards previously granted to certain of our key employees and future awards or otherwise, and the Federal Trade Commission’s ban on non-compete provisions, which may impact our employment arrangements and awards if such ban ultimately comes into effect;

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
•the impact of any restructuring or similar other transformative transactions, acquisitions, or divestitures on our ability to enter into marketing and strategic alliances or business combinations and attract investors or partners or engage in restructuring, rebranding or other transactions in the financial services and other industries, including acquisitions, divestitures, tender offers, exchange offers, dispositions, reorganizations, partnering opportunities and joint ventures, the failure to realize the anticipated benefits of any such transactions, relationships or growth, and the future impact of any such transactions, relationships or growth on our other businesses and our financial results for current or future periods, the integration of any completed acquisitions and the use of proceeds of any completed dispositions or divestitures, the impact of amendments and/or terminations of any strategic arrangements, and the value of and any hedging entered into in connection with consideration received or to be received in connection with such dispositions and any transfers thereof;
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
•the impact of any potential future changes in our capital deployment priorities or any future reductions to our dividends and the timing and amounts of any future dividends, including on our stock price and on our ability to meet expectations with respect to payments of dividends and repurchases of shares of our Class A common stock, or other equity interests in us or any of our other subsidiaries, including from Cantor, our executive officers, other employees, and others, and our ability to pay any excise tax that may be imposed on the repurchase of shares; and
•the effect on the markets for and trading prices of our Class A common stock and Company Debt Securities of various offerings and other transactions, including offerings of our Class A common stock and convertible or exchangeable debt or other securities, our repurchases of shares of our Class A common stock or other equity interests in us or in our subsidiaries, our payment of dividends on our Class A common stock, convertible arbitrage, hedging, and other transactions engaged in by us or holders of our outstanding shares, Company Debt Securities or other securities, share sales and stock pledges, stock loans, and other financing transactions by holders of our shares (including by Cantor or others), including of shares acquired pursuant to our employee benefit plans, corporate restructurings, acquisitions, conversions of shares of our Class B common stock and our other convertible securities into shares of our Class A common stock, and distributions of our Class A common stock by Cantor to its partners.
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except per share data and numbers of shares)
(unaudited)

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$563,467	$655,641
Cash segregated under regulatory requirements	20,033	17,255
Financial instruments owned, at fair value	211,026	45,792
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	1,172,822	350,036
Accrued commissions and other receivables, net	362,036	305,793
Loans, forgivable loans and other receivables from employees and partners, net	398,223	367,805
Loan receivable from related parties	150,000	—
Fixed assets, net	188,193	178,300
Investments	43,208	38,314
Goodwill	505,555	506,344
Other intangible assets, net	197,400	211,285
Receivables from related parties	5,458	2,717
Other assets	564,306	496,655
Total assets	$4,381,727	$3,175,937
Liabilities, Redeemable Partnership Interest, and Equity
Repurchase agreements	$1,962	$—
Accrued compensation	187,378	206,364
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	998,528	202,266
Payables to related parties	15,359	17,456
Accounts payable, accrued and other liabilities	694,736	668,189
Notes payable and other borrowings	1,440,706	1,183,506
Total liabilities	3,338,669	2,277,781
Commitments, contingencies and guarantees (Note 19)
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 418,891,099 and 403,574,835 shares issued at September 30, 2024 and December 31, 2023, respectively; and 375,431,964 and 390,094,988 shares outstanding at September 30, 2024 and December 31, 2023, respectively	4,189	4,036
Class B common stock, par value $0.01 per share; 300,000,000 shares authorized; 109,452,953 shares issued and outstanding at both September 30, 2024 and December 31, 2023, respectively, convertible into Class A common stock	1,095	1,095
Additional paid-in capital	2,223,773	2,105,130
Treasury stock, at cost: 43,459,123 and 13,479,847 shares of Class A common stock at September 30, 2024 and December 31, 2023, respectively	(281,476)	(67,414)
Retained deficit	(1,041,840)	(1,119,182)
Accumulated other comprehensive income (loss)	(45,634)	(38,582)
Total stockholders’ equity	860,107	885,083
Noncontrolling interest in subsidiaries	182,951	13,073
Total equity	1,043,058	898,156
Total liabilities, redeemable partnership interest, and equity	$4,381,727	$3,175,937
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Commissions	$407,095	$350,305	$1,217,348	$1,076,313
Principal transactions	93,551	84,725	304,839	294,537
Fees from related parties	5,106	3,723	14,170	11,742
Data, network and post-trade	32,661	27,797	94,376	81,919
Interest and dividend income	16,944	10,150	43,853	28,836
Other revenues	5,754	5,994	15,900	15,294
Total revenues	561,111	482,694	1,690,486	1,508,641
Expenses:
Compensation and employee benefits	271,307	233,087	834,139	743,688
Equity-based compensation and allocations of net income to limited partnership units and FPUs	85,690	69,268	247,978	277,285
Total compensation and employee benefits	356,997	302,355	1,082,117	1,020,973
Occupancy and equipment	45,195	40,028	126,960	121,681
Fees to related parties	8,251	7,046	23,475	23,477
Professional and consulting fees	20,184	13,734	47,248	44,254
Communications	30,416	29,222	90,596	84,974
Selling and promotion	17,376	14,939	51,861	44,875
Commissions and floor brokerage	17,539	14,755	52,345	46,181
Interest expense	25,125	20,780	66,812	56,436
Other expenses	26,955	22,030	54,847	47,759
Total expenses	548,038	464,889	1,596,261	1,490,610
Other income (losses), net:
Gains (losses) on equity method investments	2,360	2,094	6,894	6,568
Other income (loss)	4,276	3,967	44,852	1,221
Total other income (losses), net	6,636	6,061	51,746	7,789
Income (loss) from operations before income taxes	19,709	23,866	145,971	25,820
Provision (benefit) for income taxes	5,996	5,314	46,042	8,308
Consolidated net income (loss)	$13,713	$18,552	$99,929	$17,512
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	(1,034)	1,506	(1,856)	1,192
Net income (loss) available to common stockholders	$14,747	$17,046	$101,785	$16,320
Per share data (Note 6):
Basic earnings (loss) per share
Net income (loss) attributable to common stockholders	$14,192	$15,974	$96,866	$15,248
Basic earnings (loss) per share	$0.03	$0.03	$0.20	$0.04
Basic weighted-average shares of common stock outstanding	473,435	468,544	473,076	412,178
Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$14,194	$15,989	$96,915	$15,107
Fully diluted earnings (loss) per share	$0.03	$0.03	$0.20	$0.03
Fully diluted weighted-average shares of common stock outstanding	478,652	477,545	479,161	494,545
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Consolidated net income (loss)	$13,713	$18,552	$99,929	$17,512
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4,522	(4,854)	(6,985)	129
Comprehensive income (loss)	18,235	13,698	92,944	17,641
Less: Comprehensive income (loss) attributable to noncontrolling interest in subsidiaries, net of tax	(786)	1,343	(1,789)	1,709
Comprehensive income (loss) attributable to common stockholders	$19,021	$12,355	$94,733	$15,932
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$99,929	$17,512
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Fixed asset depreciation and intangible asset amortization	60,745	60,117
Employee loan amortization and reserves on employee loans	44,752	35,645
Equity-based compensation and allocations of net income to limited partnership units and FPUs	247,978	277,285
Deferred compensation expense	37	38
Losses (gains) on equity method investments	(6,894)	(6,568)
Unrealized/realized losses (gains) on financial instruments owned, at fair value and other investments	(38,769)	914
Amortization of discount (premium) on notes payable	386	2,708
Impairment of fixed assets, intangible assets and investments	451	3,013
Deferred tax provision (benefit)	(3,087)	(22,678)
Change in estimated acquisition earn-out payables	499	723
Forfeitures of Class A common stock	(988)	(796)
Other	3,162	—
Consolidated net income (loss), adjusted for non-cash and non-operating items	408,201	367,913
Decrease (increase) in operating assets:
Financial instruments owned, at fair value	(166,714)	(5,562)
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(824,559)	(614,776)
Accrued commissions receivable, net	(55,288)	(26,848)
Loans, forgivable loans and other receivables from employees and partners, net	(49,098)	(47,525)
Receivables from related parties	(2,894)	(4,570)
Other assets	(24,954)	6,348
Increase (decrease) in operating liabilities:
Repurchase agreements	1,962	—
Accrued compensation	(23,317)	(6,902)
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	796,347	597,329
Payables to related parties	(2,097)	9,243
Accounts payable, accrued and other liabilities	5,873	(42,949)
Net cash provided by (used in) operating activities	$63,462	$231,701
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(23,312)	$(9,101)
Capitalization of software development costs	(31,412)	(33,946)
Proceeds from equity method investments	1,815	9,467
Payments for acquisitions, net of cash acquired	—	(26,502)
Purchase of investment carried under measurement alternative	(3,699)	—
Loan to related parties	(180,000)	—
Repayment of loan to related parties	30,000	—
Purchase of other assets	(498)	(399)
Net cash provided by (used in) investing activities	$(207,106)	$(60,481)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt borrowings, net of deferred issuance costs	$769,493	$755,212
Repayments of long-term debt borrowings	(515,000)	(623,251)
Issuance of short-term borrowings from related parties	275,000	—
Repayment of short-term borrowings from related parties	(275,000)	—
Earnings distributions to limited partnership interests and other noncontrolling interests	(7,805)	(19,041)
Redemption and repurchase of equity awards	(97,332)	(102,494)
Dividends to stockholders	(24,443)	(12,267)
Repurchase of Class A common stock	(212,192)	(86,537)
Proceeds from sale of Cantor Units in BGC Holdings	—	11,539
Short term borrowings, net of repayments	—	(1,917)
Pre-acquisition cash capital contribution to Futures Exchange Group	—	(18,703)
Proceeds from non-controlling interests	171,667	—
Payments on acquisition earn-outs	(1,000)	—
Other	(26,667)	—
Net cash provided by (used in) financing activities	$56,721	$(97,459)
Effect of exchange rate changes on Cash and cash equivalents and Cash segregated under regulatory requirements	(2,473)	223
Net increase (decrease) in Cash and cash equivalents, and Cash segregated under regulatory requirements	(89,396)	73,984
Cash and cash equivalents and Cash segregated under regulatory requirements at beginning of period	672,896	502,010
Cash and cash equivalents and Cash segregated under regulatory requirements at end of period	$583,500	$575,994
Supplemental cash information:
Cash paid during the period for taxes	$82,804	$47,449
Cash paid during the period for interest	41,154	47,791
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$—	$45,868
Issuance of Class A and contingent Class A common stock and limited partnership interests for acquisitions	3,760	7,275
ROU assets and liabilities	16,709	27,075
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended September 30, 2024
(in thousands, except share and per share amounts)
(unaudited)

	BGC Group, Inc. Stockholders						Noncontrolling Interest in Subsidiaries	Total
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2024	$4,153	$1,095	$2,166,717	$(217,097)	$(1,046,827)	$(49,908)	$183,737	$1,041,870
Consolidated net income (loss)	—	—	—	—	14,747	—	(1,034)	13,713
Other comprehensive income (loss), net of tax	—	—		—	—	4,274	248	4,522
Equity-based compensation, 2,986,183 shares	34	—	35,712	(4)	—	—	—	35,742
Dividends to common stockholders and participating RSU holders	—	—	—	—	(9,760)	—	—	(9,760)
Issuance of Class A common stock (net of costs), 100,219 shares	1	—	(243)	—	—	—	—	(242)
Repurchase of Class A common stock, 7,013,116 shares	—	—	—	(64,068)	—	—	—	(64,068)
Forfeiture of Class A common stock, 299,935 shares	—	—	170	(307)	—	—	—	(137)
Contributions of capital to and from Cantor for equity-based compensation	—	—	20,670	—	—	—	—	20,670
Issuance of Class A common stock and RSUs for acquisitions, 70,371 shares	1	—	596	—	—	—	—	597
Other	—	—	151	—	—	—	—	151
Balance, September 30, 2024	$4,189	$1,095	$2,223,773	$(281,476)	$(1,041,840)	$(45,634)	$182,951	$1,043,058

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2024
(in thousands, except share and per share amounts)
(unaudited)

	BGC Group, Inc. Stockholders						Noncontrolling Interest in Subsidiaries	Total
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2024	$4,036	$1,095	$2,105,130	$(67,414)	$(1,119,182)	$(38,582)	$13,073	$898,156
Consolidated net income (loss)	—	—	—	—	101,785	—	(1,856)	99,929
Other comprehensive income (loss), net of tax	—	—	—	—	—	(7,052)	67	(6,985)
Equity-based compensation, 11,762,339 shares	145	—	121,173	(27)	—	—	—	121,291
Dividends to common stockholders and participating RSU holders	—	—	—	—	(24,443)	—	—	(24,443)
Issuance of Class A common stock (net of costs), 269,113 shares	2	—	(1,388)	—	—	—	—	(1,386)
Repurchase of Class A common stock, 26,264,523 shares	—	—	—	(212,158)	—	—	—	(212,158)
Forfeiture of Class A common stock, 972,567 shares	—	—	889	(1,877)	—	—	—	(988)
Contributions of capital to and from Cantor for equity-based compensation	—	—	20,788	—	—	—	—	20,788
Issuance of Class A common stock and RSUs for acquisition 542,626 shares	6	—	3,754	—	—	—	—	3,760
Contributions from FMX Equity Partners	—	—	—	—	—	—	171,667	171,667
Other	—	—	(26,573)	—	—	—	—	(26,573)
Balance, September 30, 2024	$4,189	$1,095	$2,223,773	$(281,476)	$(1,041,840)	$(45,634)	$182,951	$1,043,058

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Dividends declared per share of common stock	$0.02	$0.01	$0.05	$0.03
Dividends declared and paid per share of common stock	$0.02	$0.01	$0.05	$0.03
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three and Nine Months Ended September 30, 2023
(in thousands, except share amounts)
(unaudited)

	BGC Group, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, July 1, 2023	$5,086	$459	$2,667,812	$(753,331)	$(1,146,350)	$(41,128)	$86,599	$819,147
Consolidated net income (loss)	—	—	—	—	17,046	—	1,506	18,552
Other comprehensive income (loss), net of tax	—	—	—	—	—	(4,691)	(163)	(4,854)
Equity-based compensation, 6,490,733 shares	55		60,191	10	—	—	—	60,256
Dividends to common stockholders and participating RSU holders	—	—	—	—	(4,900)	—	—	(4,900)
Issuance of Class A common stock (net of costs), 55,348 shares	—	—	170	—	—	—	—	170
Repurchase of Class A common stock, 8,086,750 shares	—	—	—	(40,345)	—	—	—	(40,345)
Contributions of capital to and from Cantor for equity-based compensation	—	—	1,931	—	—	—	—	1,931
Issuance of Class A common stock and RSUs for acquisitions, 413,884 shares	4	—	4,510	—	—	—	—	4,514
Cantor units converted into shares of BGC Group Class B common stock due to the Corporate Conversion, 63,974,374 shares	—	640	75,788	—	—	—	(76,428)	—
Restricted stock awards granted upon conversion of limited partnership interests due to the Corporate Conversion, 38,610,233 shares	386	—	(386)	—	—	—	—	—
Conversion of Class B Common Stock to Class A common stock, 405,801 shares	4	(4)	—	—	—	—	—	—
Cancellation of BGC Partners Inc. Treasury Stock due to Corporate Conversion, 156,386,616 shares	(1,563)	—	(751,768)	753,331	—	—	—	—
Other	—	—	1,188	—	—	—	—	1,188
Balance, September 30, 2023	$3,972	$1,095	$2,059,436	$(40,335)	$(1,134,204)	$(45,819)	$11,514	$855,659
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

	BGC Group, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2023	$4,719	$459	$2,559,418	$(711,454)	$(1,138,066)	$(45,431)	$63,563	$733,208
Consolidated net income (loss)	—	—	—	—	16,320	—	1,192	17,512
Other comprehensive income (loss), net of tax	—	—	—	—	—	(388)	517	129
Equity-based compensation, 9,120,746 shares	78		65,932	13	—	—	1,766	67,789
Dividends to common stockholders and participating RSU holders	—	—	—	—	(12,458)	—	—	(12,458)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(12,294)	(12,294)
Grant of exchangeability and redemption of limited partnership interests, issuance of 29,118,664 shares	291	—	86,505	—	—	—	26,405	113,201
Issuance of Class A common stock (net of costs), 234,931 shares	2	—	511	—	—	—	14	527
Redemption of FPUs, 156,049 units	—	—		—	—	—	(547)	(547)
Repurchase of Class A common stock, 18,746,467 shares	—	—		(81,456)	—	—	(6,691)	(88,147)
Forfeiture of Class A common stock, 238,927 shares	—	—	84	(769)	—	—	(111)	(796)
Contributions of capital to and from Cantor for equity-based compensation	—	—	2,321	—	—	—	116	2,437
Grant of exchangeability, redemption of limited partnership interests and issuance of Class A common stock and RSUs for acquisitions, 5,504,698 shares	55	—	6,843	—	—	—	377	7,275
Cantor’s purchase of Cantor units from BGC Holdings upon redemption of FPUs, 6,368,964 units	—	—	—	—	—	—	11,539	11,539
Redemption of FPUs and issuance of RSUs due to the Corporate Conversion	—	—	12,410	—	—	—	2,096	14,506
Cantor units converted into shares of BGC Group Class B common stock due to the Corporate Conversion, 63,974,374 shares	—	640	75,788	—	—	—	(76,428)	—
Restricted stock awards granted upon conversion of limited partnership interests due to the Corporate Conversion, 38,610,233 shares	386	—	(386)	—	—	—	—	—
Conversion of Class B Common Stock to Class A Common Stock, 405,801 shares	4	(4)	—	—	—	—	—	—
Cancellation of BGC Partners Inc. Treasury Stock due to Corporate Conversion, 156,386,616 shares	(1,563)	—	(751,768)	753,331	—	—	—	—
Other	—	—	1,778	—	—	—	—	1,778
Balance, September 30, 2023	$3,972	$1,095	$2,059,436	$(40,335)	$(1,134,204)	$(45,819)	$11,514	$855,659
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Organization and Basis of Presentation
Business Overview
BGC is a leading global marketplace, data, and financial technology services company that specializes in the trade execution of a broad range of products, including fixed income securities such as government bonds, corporate bonds, and other debt instruments, as well as related interest rate derivatives and credit derivatives. Additionally, the Company provides brokerage services across foreign exchange, energy, commodities, shipping, equities, and futures and options. The Company’s business also provides network and connectivity solutions, market data and related information services, trade compression and other post-trade services.
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
During the first quarter of 2024, the Company changed the name of the brokerage product line formerly labeled as “Energy and Commodities” to “Energy, Commodities, and Shipping” to better reflect the integrated operations of these businesses. The change did not result in any change in the classification of revenues and had no impact on the Company’s Total brokerage revenues. See Note 22—“Segment, Geographic and Product Information.”

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
In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Debt Restructurings Disclosure of Supplier Finance Program Obligations. The guidance requires entities to disclose the key terms of supplier finance programs they use in connection with the purchase of goods and services along with information about their obligations under these programs, including a rollforward of those obligations. BGC adopted the standard on the required effective date beginning on January 1, 2023, except for the rollforward requirement, which became effective for the Company beginning on January 1, 2024. The guidance was adopted using a retrospective application to all periods in which a balance sheet is presented, and the rollforward disclosure requirement will be applied prospectively. The adoption of the guidance that was effective beginning January 1, 2023 did not have a material impact on the Company’s unaudited Condensed Consolidated Financial Statements. The rollforward disclosure requirement did not have a material impact on the Company’s unaudited Condensed Consolidated Financial Statements.

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
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance was issued in response to requests from investors for companies to disclose more information about their financial performance at the segment level. The ASU does not change how a public entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments. The standard will require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis, and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment will be required to provide the new disclosures and all the disclosures currently required under ASC 280. The new guidance will become effective for the Company’s financial statements issued for annual reporting periods beginning on January 1, 2024 and for the interim periods beginning on January 1, 2025, will require retrospective presentation, and early adoption is permitted. Management is continuing its implementation effort of the new guidance, including drafting new financial statement disclosures required by the standard and developing appropriate internal controls. The adoption of the new guidance is not expected to have an impact on the Company’s consolidated financial statements.
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
SEC Rule on Climate-Related Disclosures
On March 6, 2024 the SEC adopted the final rules, The Enhancement and Standardization of Climate-Related Disclosures for Investors, that will require registrants to provide climate-related disclosures in a note to the audited financial statements. The disclosures will include certain effects of severe weather events and other natural conditions, including the aggregate amounts and where in the financial statements they are presented. If carbon offsets or renewable energy credits or certificates (RECs) are deemed a material component of the registrant’s plans to achieve its disclosed climate-related targets, registrants will be required to disclose information about the offsets and RECs. Registrants will also be required to disclose whether and how (1) exposures to risks and uncertainties associated with, or known impacts from, severe weather events and other natural conditions and (2) any disclosed climate-related targets or transition plans materially impacted the estimates and assumptions used in preparing the financial statements. Finally, registrants will be required to disclose additional contextual information about the above disclosures, including how each financial statement effect was derived and the accounting policy decisions made to calculate the effects, for the most recently completed fiscal year and, if previously disclosed or required to be disclosed, for the historical fiscal year for which audited consolidated financial statements are included in the filing. Subsequent to the issuance, the SEC has released an order staying the final rules pending judicial review of all of the petitions challenging the rules. Absent the stay, the rules would have been effective for the Company on May 28, 2024 and phased in starting in 2025. Management is currently monitoring the developments pertaining to the final rules and any resulting potential impacts on the Company’s unaudited Condensed Consolidated Financial Statements.
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
As a result of the Separation, limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time who held a BGC Holdings limited partnership interest received a corresponding Newmark Holdings limited partnership interest, determined by the Contribution Ratio, which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2, divided by the Exchange Ratio. Initially, the Exchange Ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the Exchange Ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. The Exchange Ratio as of September 30, 2024 equaled 0.9257.

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
3.    Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, see Note 3—“Summary of Significant Accounting Policies” in its consolidated financial statements included in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2023. During the nine months ended September 30, 2024, there were no significant changes made to the Company’s significant accounting policies.
4.    Acquisitions
There were no acquisitions completed by the Company during the nine months ended September 30, 2024.
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
Total Consideration
The total consideration for all acquisitions during the year ended December 31, 2023 was approximately $71.0 million, subject to post-closing adjustments, which includes cash, restricted shares of BGC Class A common stock, and an earn-out payable in cash and restricted shares of BGC Class A common stock. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill totaling $19.1 million.
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
5.     Divestitures
The Company had no divestitures or sale of investments during both the nine months ended September 30, 2024 and 2023.

6.    Earnings Per Share
Basic Earnings Per Share:
The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic earnings (loss) per share:
Net income (loss) available to common stockholders	$14,747	$17,046	$101,785	$16,320
Less: Dividends declared and allocation of undistributed earnings to participating securities	(555)	(1,072)	(4,919)	(1,072)
Net income (loss) attributable to common stockholders	$14,192	$15,974	$96,866	$15,248
Basic weighted-average shares of common stock outstanding	473,435	468,544	473,076	412,178
Basic earnings (loss) per share	$0.03	$0.03	$0.20	$0.04
Fully Diluted Earnings Per Share:
The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fully diluted earnings (loss) per share:
Net income (loss) attributable to common stockholders	$14,192	$15,974	$96,866	$15,248
Add back: Allocations of net income (loss) to limited partnership interests, net of tax	—	—	—	(156)
Add back: Allocations of undistributed earnings to participating securities	243	823	4,065	823
Less: Reallocation of undistributed earnings to participating securities	(241)	(808)	(4,016)	(808)
Net income (loss) for fully diluted shares	$14,194	$15,989	$96,915	$15,107
Weighted-average shares:
Common stock outstanding	473,435	468,544	473,076	412,178
Partnership units¹	—	—	—	76,528
Non-participating RSUs	—	—	—	1,874
Other[2]	5,217	9,001	6,085	3,965
Fully diluted weighted-average shares of common stock outstanding	478,652	477,545	479,161	494,545
Fully diluted earnings (loss) per share	$0.03	$0.03	$0.20	$0.03
____________________________
1Partnership units collectively include FPUs, LPUs, and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for more information).
2Primarily consists of contracts to issue shares of BGC common stock.
For the three months ended September 30, 2024 and 2023, 16.2 million and 12.6 million, respectively, of potentially dilutive securities were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. For the nine months ended September 30, 2024 and 2023, 15.7 million and 6.2 million, respectively, of potentially dilutive securities were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended September 30, 2024 included 15.8 million participating RSUs and 0.4 million participating restricted stock awards. Anti-dilutive securities for the nine months ended September 30, 2024 included 15.3 million participating RSUs and 0.4 million participating restricted stock awards. Anti-dilutive securities for the three months ended September 30, 2023 included 9.6 million participating RSUs and 3.0 million participating restricted stock awards. Anti-dilutive securities for the nine months ended September 30, 2023 included 5.2 million participating RSUs and 0.9 million participating restricted stock awards.

As of September 30, 2024, approximately 61.5 million contingent shares of BGC Class A common stock, non-participating RSUs and non-participating restricted stock awards were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the period. As of September 30, 2023, approximately 62.5 million contingent shares of BGC Class A common stock, N Units, RSUs, and LPUs were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the period.
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
7.    Stock Transactions and Unit Redemptions
Class A Common Stock
Changes in shares of BGC Class A common stock outstanding were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Shares outstanding at beginning of period	379,588	351,978	390,095	325,858
Share issuances:
Redemptions/exchanges of limited partnership interests and contingent share obligations¹	180	346	1,298	30,572
Vesting of RSUs	2,507	6,145	8,192	8,775
Acquisitions	70	414	543	4,566
Other issuances of BGC Class A common stock	1,278	461	6,106	472
Restricted stock awards[2]	—	38,610	—	38,610
Restricted stock forfeitures	(300)	—	(973)	(239)
Treasury stock repurchases[3]	(7,893)	(8,087)	(29,831)	(18,747)
Shares outstanding at end of period[2]	375,430	389,867	375,430	389,867
____________________________
1Contingent share obligations include shares of BGC Class A common stock issued to terminated employees per their respective separation agreements. Included in redemptions/exchanges of limited partnership interests and contingent share obligations for the three months ended September 30, 2024 and 2023 are 0.2 million shares of BGC Class A common stock granted in connection with 0.2 million contingent share obligations, and 0.2 million shares of BGC Class A common stock granted in connection with the cancellation of 0.2 million LPUs, respectively. Included in redemptions/exchanges of limited partnership interests and contingent share obligations for the nine months ended September 30, 2024 and 2023 are 1.3 million shares of BGC Class A common stock granted in connection with 1.4 million contingent share obligations, and 20.4 million shares of BGC Class A common stock granted in connection with the cancellation of 26.4 million LPUs and settlement of 0.2 million contingent share obligations, respectively. Because LPUs were included in the Company’s fully diluted share count, if dilutive, redemptions/exchanges of LPUs in connection with the issuance of BGC Class A common stock did not impact the fully diluted number of shares outstanding.
2Shares outstanding at end of the period, September 30, 2024, includes 12.1 million shares of certain restricted stock awards that do not receive dividends until their respective vesting and contingent conditions are met. These restricted stock awards do have voting rights.
3Treasury stock repurchases includes shares withheld for taxes on restricted stock vesting. See Note 7—“Stock Transactions and Unit Redemptions: Unit Redemptions and Share Repurchase Program.”
Class B Common Stock
The Company did not issue any shares of BGC Class B common stock during the three and nine months ended September 30, 2024. The Company issued 64.0 million shares of BGC Class B common stock during the three and nine months ended September 30, 2023 due to the Corporate Conversion. There were 109.5 million shares of BGC Class B common stock outstanding as of both September 30, 2024 and December 31, 2023. As of September 30, 2023 there were 109.5 million shares of BGC Class B common stock outstanding.

CEO Program
On March 8, 2021, the Company filed a new CEO Program Shelf Registration Statement on Form S-3 with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock from time to time on a delayed or continuous basis. On July 8, 2022, the Company filed an amendment to the March 2021 Form S-3 Registration Statement. On August 3, 2022, the March 2021 Form S-3 Registration Statement was declared effective by the SEC, and the Company entered into the August 2022 Sales Agreement on August 12, 2022. The Company did not sell any shares under the August 2022 Sales Agreement. On July 3, 2023, in connection with the Corporate Conversion, BGC Group filed a post-effective amendment to the March 2021 Form S-3 Registration Statement, pursuant to which it adopted the March 2021 Form S-3 Registration Statement as its own registration statement. Also on July 3, 2023, BGC Group assumed the August 2022 Sales Agreement, as amended and restated to replace references to BGC Partners with references to BGC Group and to make other ministerial changes. BGC Group may sell up to an aggregate of $300.0 million of shares of BGC Class A common stock pursuant to the terms of the July 2023 Sales Agreement. Under the July 2023 Sales Agreement, the Company agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. As of September 30, 2024, the Company had not sold any shares of BGC Class A common stock or paid any commission to CF&Co under the July 2023 Sales Agreement. For additional information on the Company’s CEO Program sales agreements, see Note 13—“Related Party Transactions.”
Unit Redemptions and Share Repurchase Program
The Company’s Board and Audit Committee have authorized repurchases of BGC Class A common stock and redemptions of limited partnership interests or other equity interests in the Company’s subsidiaries. On November 4, 2022, the Board and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $400.0 million, which could have included purchases from Cantor, its partners or employees or other affiliated persons or entities. On July 1, 2023, the BGC Group Board and Audit Committee approved BGC Group’s share repurchase authorization in an amount up to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of September 30, 2024, the Company had $121.2 million remaining from its share repurchase authorization. From time to time, the Company may actively continue to repurchase shares.
The tables below represent the units redeemed and/or the shares repurchased for cash or withheld to satisfy tax liabilities due upon the vesting of restricted stock and do not include units redeemed/cancelled in connection with the grant of shares of BGC Class A common stock nor the limited partnership interests exchanged for shares of BGC Class A common stock. The share repurchases of BGC Class A common stock during the three and nine months ended September 30, 2024 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Shares Repurchased	Weighted-Average Price Paid per Share	Approximate Dollar Value of Shares That Could Be Repurchased Under the Program at September 30, 2024
Repurchases[1,2]
January 1, 2024—March 31, 2024	11,250	$7.11
April 1, 2024—June 30, 2024	10,688	8.32
July 1, 2024—July 31, 2024	2,040	8.59
August 1, 2024—August 31, 2024	4,807	9.12
September 1, 2024—September 30, 2024	1,046	9.65
Total Repurchases	29,831	$8.06	$121,173
___________________________
1During the three months ended September 30, 2024, the Company repurchased 7.9 million shares of BGC Class A common stock for an aggregate price of $71.5 million at a weighted-average price of $9.05 per share. These repurchases include the 0.9 million restricted shares vested but withheld described in the following footnote. During the nine months ended September 30, 2024, the Company repurchased 29.8 million shares of BGC Class A common stock for an aggregate price of $240.4 million at a weighted-average price of $8.06 per share. These repurchases include the 3.6 million restricted shares vested but withheld described in the following footnote.
2The three months ended September 30, 2024 include an aggregate of 0.9 million shares withheld to satisfy tax liabilities due upon the vesting of restricted stock. The fair value of restricted shares vested but withheld to satisfy tax liabilities was $7.5 million at a weighted-average price of $8.48 per share. The nine months ended September 30, 2024 includes an aggregate of 3.6 million shares withheld to satisfy tax liabilities due upon the vesting of restricted stock. The fair value of restricted shares vested but withheld to satisfy tax liabilities was $28.4 million at a weighted-average price of $7.98 per share. The average price paid per share for such share withholdings is based on the closing price per share on the vesting date of the restricted stock or, if such date is not a trading day, the trading day immediately prior to such vesting date.

The gross unit redemptions and share repurchases of BGC Class A common stock during the three and nine months ended September 30, 2023 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted-Average Price Paid per Unit or Share	Approximate Dollar Value of Shares That Could Be Redeemed/ Purchased Under the Program at September 30, 2023
Redemptions[1]
January 1, 2023—March 31, 2023	23	$3.90
April 1, 2023—June 30, 2023	422	4.91
July 1, 2023—September 30, 2023	—	—
Total Redemptions	445	$4.85
Repurchases[2,3]
January 1, 2023—March 31, 2023	846	$4.97
April 1, 2023—June 30, 2023	9,814	4.44
July 1, 2023—July 31, 2023	3,000	4.68
August 1, 2023—August 31, 2023	1,612	5.01
September 1, 2023—September 30, 2023	3,474	5.24
Total Repurchases	18,746	$4.70
Total Redemptions and Repurchases	19,191	$4.70	$359,656
____________________________
1During the nine months ended September 30, 2023, the Company redeemed 0.3 million LPUs for an aggregate redemption price of $1.4 million at a weighted-average price of $4.71 per unit. During the nine months ended September 30, 2023, the Company redeemed 0.2 million FPUs for an aggregate redemption price of $0.8 million at a weighted-average price of $5.11 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 20.4 million shares of BGC Class A common stock during the nine months ended September 30, 2023, nor the limited partnership interests exchanged for 13.5 million shares of BGC Class A common stock during the nine months ended September 30, 2023.
2During the three months ended September 30, 2023, the Company repurchased 8.1 million shares of BGC Class A common stock for an aggregate price of $40.3 million at a weighted-average price of $4.99 per share.
3During the nine months ended September 30, 2023, the Company repurchased 18.7 million shares of BGC Class A common stock for an aggregate price of $88.1 million at a weighted-average price of $4.70 per share.
Redeemable Partnership Interest
The changes in the carrying amount of FPUs were as follows (in thousands):

Nine Months Ended September 30, 2023
2023
Balance at beginning of period	$15,519
Consolidated net income allocated to FPUs	236
Earnings distributions	(236)
FPUs exchanged	(1,301)
FPUs redeemed	288
Corporate Conversion	(14,506)
Balance at end of period	$—
As a result of the Corporate Conversion, there were no redeemable partnership interests outstanding as of September 30, 2024.

8.    Financial Instruments Owned, at Fair Value
Financial instruments owned, at fair value primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total Financial instruments owned, at fair value were $211.0 million and $45.8 million as of September 30, 2024 and December 31, 2023, respectively. For additional information, see Note 12—“Fair Value of Financial Assets and Liabilities.”
These instruments are measured at fair value, with any changes in fair value recognized in earnings in the Company’s unaudited Condensed Consolidated Statements of Operations. The Company recognized unrealized net gains of $0.3 million for both the three and nine months ended September 30, 2024 related to the mark-to-market adjustments on such instruments. The Company recognized unrealized net gains of nil for both the three and nine months ended September 30, 2023 related to the mark-to-market adjustments on such instruments.
9.    Collateralized Transactions
Repurchase Agreements
Securities sold under Repurchase Agreements are accounted for as collateralized financing transactions, recorded at the contractual amount for which the securities will be repurchased, including accrued interest, and recorded as “Repurchase Agreements” on the Company’s unaudited Condensed Consolidated Statements of Financial Condition. As of September 30, 2024, the Company had $2.0 million of Repurchase Agreements, which matured on October 1, 2024. U.S. Treasury securities were provided as collateral. As of December 31, 2023, the Company had no Repurchase Agreements.
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
As of both September 30, 2024 and December 31, 2023, the Company had no Reverse Repurchase Agreements.
10.    Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers
Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts (see Note 11—“Derivatives”). As of September 30, 2024 and December 31, 2023, Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers[1]:
Contract values of fails to deliver	$1,007,882	$182,094
Receivables from clearing organizations	130,991	135,789
Other receivables from broker-dealers and customers	25,761	28,546
Net pending trades	3,084	—
Open derivative contracts	5,104	3,607
Total	$1,172,822	$350,036
Payables to broker-dealers, clearing organizations, customers and related broker-dealers[1]:
Contract values of fails to receive	$864,958	$172,231
Payables to clearing organizations	111,081	10,846
Other payables to broker-dealers and customers	15,799	13,357
Net pending trades	—	76
Open derivative contracts	6,690	5,756
Total	$998,528	$202,266
____________________________
1Includes receivables and payables with Cantor. See Note 13—“Related Party Transactions” for additional information.
Substantially all open fails to deliver, open fails to receive and pending trade transactions as of September 30, 2024 have subsequently settled at the contracted amounts.
11.    Derivatives
In the normal course of operations, the Company enters into derivative contracts to facilitate client transactions, hedge principal positions and facilitate hedging activities of affiliated companies. These derivative contracts primarily consist of FX swaps, FX/commodities options, futures, forwards and interest rate swaps.
The fair value of derivative contracts, presented in accordance with the Company’s netting policy, is set forth below (in thousands):

	September 30, 2024			December 31, 2023
Derivative contract	Assets	Liabilities	Notional Amounts[1]	Assets	Liabilities	Notional Amounts[1]
FX swaps	$3,753	$5,938	$674,116	$2,674	$5,119	$545,669
Forwards	1,264	703	375,108	805	609	310,880
Interest rate swaps	87	—	66,810,254	128	—	34,272,592
Futures	—	49	7,325,976	—	28	6,703,624
Total	$5,104	$6,690	$75,185,454	$3,607	$5,756	$41,832,765

1Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of the Company’s derivative activity, and do not represent anticipated losses.
Certain of the Company’s FX swaps are with Cantor. See Note 13—“Related Party Transactions” for additional information related to these transactions.
The replacement costs of contracts in a gain position were $5.1 million and $3.6 million as of September 30, 2024 and December 31, 2023, respectively.

The following tables present information about the offsetting of derivative instruments (in thousands):

	September 30, 2024
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition[1]
Assets
FX swaps	$4,477	$(724)	$3,753
Forwards	1,341	(77)	1,264
Interest rate swaps	6,127	(6,040)	87
Futures	55,742	(55,742)	—
Total derivative assets	$67,687	$(62,583)	$5,104
Liabilities
FX swaps	$6,662	$(724)	$5,938
Forwards	780	(77)	703
Futures	55,791	(55,742)	49
Interest rate swaps	6,040	$(6,040)	—
Total derivative liabilities	$69,273	$(62,583)	$6,690

	December 31, 2023
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition[1]
Assets
FX swaps	$3,467	$(793)	$2,674
Forwards	855	(50)	805
Interest rate swaps	12,310	(12,182)	128
Futures	62,693	(62,693)	—
Total derivative assets	$79,325	$(75,718)	$3,607
Liabilities
FX swaps	$5,912	$(793)	$5,119
Forwards	659	(50)	609
Futures	62,721	(62,693)	28
Interest rate swaps	12,182	(12,182)	—
Total derivative liabilities	$81,474	$(75,718)	$5,756

1There were no additional balances in gross amounts not offset as of either September 30, 2024 or December 31, 2023.
The change in fair value of derivative contracts is reported as part of “Principal transactions” in the Company’s unaudited Condensed Consolidated Statements of Operations.
The table below summarizes gains and (losses) on derivative contracts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative contract	2024	2023	2024	2023
Futures	$4,603	$3,379	$11,242	$10,156
Interest rate swaps	1,830	330	5,758	547
FX swaps	802	1,046	1,858	1,942
FX/commodities options	161	61	265	143
Gains	$7,396	$4,816	$19,123	$12,788

12.    Fair Value of Financial Assets and Liabilities
Fair Value Measurements on a Recurring Basis
The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	Assets at Fair Value at September 30, 2024
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Financial instruments owned, at fair value—Domestic government debt	$194,309	$—	$—	$—	$194,309
Financial instruments owned, at fair value—Foreign government debt	—	15,879	—	—	15,879
Financial instruments owned, at fair value—Equities	636	—	—	—	636
Financial instruments owned, at fair value—Corporate bonds	—	202	—	—	202
FX swaps	—	4,477	—	(724)	3,753
Forwards	—	1,341	—	(77)	1,264
Interest rate swaps	—	6,127	—	(6,040)	87
Futures	55,742	—	—	(55,742)	—
Total	$250,687	$28,026	$—	$(62,583)	$216,130

	Liabilities at Fair Value at September 30, 2024
	Level 1	Level 2	Level 3	Netting and Collateral	Total
FX swaps	$—	$6,662	$—	$(724)	$5,938
Forwards	—	780	—	(77)	703
Futures	55,791	—	—	(55,742)	49
Interest rate swaps	—	6,040	—	(6,040)	—
Contingent consideration	—	—	8,788	—	8,788
Total	$55,791	$13,482	$8,788	$(62,583)	$15,478

	Assets at Fair Value at December 31, 2023
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Financial instruments owned, at fair value—Domestic government debt	$31,141	$—	$—	$—	$31,141
Financial instruments owned, at fair value—Foreign government debt	—	14,164	—	—	14,164
Financial instruments owned, at fair value—Equities	487	—	—	—	487
FX swaps	—	3,467	—	(793)	2,674
Forwards	—	855	—	(50)	805
Interest rate swaps	—	12,310	—	(12,182)	128
Futures	—	62,693	—	(62,693)	—
Total	$31,628	$93,489	$—	$(75,718)	$49,399

	Liabilities at Fair Value at December 31, 2023
	Level 1	Level 2	Level 3	Netting and Collateral	Total
FX swaps	$—	$5,912	$—	$(793)	$5,119
Forwards	—	659	—	(50)	609
Futures	—	62,721	—	(62,693)	28
Interest rate swaps	—	12,182	—	(12,182)	—
Contingent consideration	—	—	11,929	—	11,929
Total	$—	$81,474	$11,929	$(75,718)	$17,685
Level 3 Financial Liabilities
Changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended September 30, 2024 were as follows (in thousands):

						Unrealized (gains) losses for the period included in:
	Opening Balance at July 1, 2024	Total realized and unrealized (gains) losses included in Net income (loss)¹	Purchases/ Issuances	Sales/ Settlements	Closing Balance at September 30, 2024	Net (income) loss on Level 3 Assets/Liabilities Outstanding at September 30, 2024	Other comprehensive income (loss) on Level 3 Assets/Liabilities Outstanding at September 30, 2024
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$8,631	$754	$—	$(597)	$8,788	$754	$—
____________________________
1Realized and unrealized gains (losses) are reported in “Other income (loss)” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended September 30, 2023 were as follows (in thousands):

						Unrealized (gains) losses for the period included in:
	Opening Balance at July 1, 2023	Total realized and unrealized (gains) losses included in Net income (loss)¹	Purchases/ Issuances[2]	Sales/ Settlements	Closing Balance at September 30, 2023	Net (income) loss on Level 3 Assets/Liabilities Outstanding at September 30, 2023	Other comprehensive income (loss) on Level 3 Assets/Liabilities Outstanding at September 30, 2023
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$8,909	$110	$(2,176)	$(844)	$5,999	$44	$—
____________________________
1Realized and unrealized gains (losses) are reported in “Other income (loss)” in the Company’s unaudited Condensed Consolidated Statements of Operations.
2For the three months ended September 30, 2023, a $2.2 million measurement period adjustment is included in “Purchases/Issuances” relating to the Trident Acquisition (see Note 16—“Goodwill and Other Intangible Assets, Net” for additional information).

Changes in Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2024 were as follows (in thousands):

						Unrealized (gains) losses for the period included in:
	Opening Balance at January 1, 2024	Total realized and unrealized (gains) losses included in Net income (loss)¹	Purchases/ Issuances	Sales/ Settlements	Closing Balance at September 30, 2024	Net income (loss) on Level 3 Assets / Liabilities Outstanding at September 30, 2024	Other comprehensive income (loss) on Level 3 Assets / Liabilities Outstanding at September 30, 2024
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$11,929	$499	$—	$(3,640)	$8,788	$499	$—
____________________________
1Realized and unrealized gains (losses) are reported in “Other income (loss)” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Changes in Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2023 were as follows (in thousands):

						Unrealized (gains) losses for the period included in:
	Opening Balance at January 1, 2023	Total realized and unrealized (gains) losses included in Net income (loss)¹	Purchases/ Issuances[2]	Sales/ Settlements	Closing Balance at September 30, 2023	Net income (loss) on Level 3 Assets / Liabilities Outstanding at September 30, 2023	Other comprehensive income (loss) on Level 3 Assets / Liabilities Outstanding at September 30, 2023
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$24,279	$723	$2,499	$(21,502)	$5,999	$116	$—
____________________________
1Realized and unrealized gains (losses) are reported in “Other income (loss)” in the Company’s unaudited Condensed Consolidated Statements of Operations.
2For the nine months ended September 30, 2023, a $2.2 million measurement period adjustment is included in “Purchases/Issuances” relating to the Trident Acquisition (see Note 16—“Goodwill and Other Intangible Assets, Net” for additional information).
Quantitative Information About Level 3 Fair Value Measurements on a Recurring Basis
The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 liabilities measured at fair value on a recurring basis (dollar amounts in thousands):

	Fair Value as of September 30, 2024
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
				Discount rate[1]	7.2%-9.2%	8.7%

Contingent consideration	$—	$8,788	Present value of expected payments	Probability of meeting earnout and contingencies	20%-100%	86.4%[2]
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
Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of September 30, 2024 and December 31, 2023, the present value of expected payments related to the Company’s contingent consideration was $8.8 million and $11.9 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, was $18.0 million and $18.6 million as of September 30, 2024 and December 31, 2023, respectively.
Fair Value Measurements on a Non-Recurring Basis
Pursuant to the recognition and measurement guidance for equity investments, equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. The Company applied the measurement alternative to equity securities with the fair value of $126.1 million and $85.8 million as of September 30, 2024 and December 31, 2023, respectively, which were included in “Other assets” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.
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

For the three months ended September 30, 2024 and 2023, Cantor’s share of the net profit in Tower Bridge was $0.5 million and $1.2 million, respectively. For the nine months ended September 30, 2024 and 2023, Cantor’s share of the net profit in Tower Bridge was $1.2 million and $1.8 million, respectively. This net profit or loss is included as part of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited Condensed Consolidated Statements of Operations.
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
For the three months ended September 30, 2024 and 2023, the Company recognized related party revenues of $5.1 million and $3.7 million, respectively, for the services provided to Cantor. For the nine months ended September 30, 2024 and 2023, the Company recognized related party revenues of $14.2 million and $11.7 million, respectively, for the services provided to Cantor. These revenues are included as part of “Fees from related parties” in the Company’s unaudited Condensed Consolidated Statements of Operations.
In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an administrative services agreement whereby certain employees of Cantor are deemed leased employees of the Company.
For the three months ended September 30, 2024 and 2023, the Company was charged $26.9 million and $23.3 million, respectively, for the services provided by Cantor and its affiliates, of which $18.7 million and $16.3 million, respectively, were to cover compensation to leased employees for these periods. For the nine months ended September 30, 2024 and 2023, the Company was charged $79.2 million and $71.4 million, respectively, for the services provided by Cantor and its affiliates, of which $55.7 million and $48.0 million, respectively, were to cover compensation to leased employees for these periods. The fees charged by Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited Condensed Consolidated Statements of Operations. The fees charged by Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited Condensed Consolidated Statements of Operations.
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

Clearing Capital Agreement with Cantor
In November 2008, the Company entered into the Clearing Capital Agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on the Company’s behalf. In June 2020, the Clearing Capital Agreement was amended to cover Cantor providing clearing services in all eligible financial products to the Company and not just U.S. Treasury and U.S. government agency securities. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to BGC, Cantor shall be entitled to request from the Company cash or other collateral acceptable to Cantor in the amount reasonably requested by Cantor under the Clearing Capital Agreement or Cantor will post cash or other collateral on BGC’s behalf for a commercially reasonable charge. On June 7, 2024, the Company amended the Clearing Capital Agreement to modify the rate charged by Cantor for posting margin in respect of trades cleared on behalf of the Company to a rate equal to Cantor’s cost of funding such margin through a draw on a third party credit facility provided to Cantor for which the use of proceeds is to finance clearinghouse margin deposits and related transactions. The Clearing Capital Agreement amendment also assigned BGC Partners’ rights and obligations thereunder to BGC Group.
During the three months ended September 30, 2024 and 2023, the Company was charged $1.4 million and $0.7 million, respectively, by Cantor for the cash or other collateral posted by Cantor on BGC’s behalf. During the nine months ended September 30, 2024 and 2023, the Company was charged $3.3 million and $1.5 million, respectively, by Cantor for the cash or other collateral posted by Cantor on BGC’s behalf. Cantor held cash or other property from the Company as collateral as of September 30, 2024 at a fair value of $148.6 million.
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
As part of the purchase of the Futures Exchange Group, Cantor has agreed to indemnify the Company for certain expenses arising at the Futures Exchange Group up to a maximum of $1.0 million. As of both September 30, 2024 and December 31, 2023, the Company had recorded assets of $1.0 million in the Company’s unaudited Condensed Consolidated Statements of Financial Condition for this indemnity.
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
On March 12, 2024, the Company borrowed $275.0 million from Cantor under the BGC Credit Agreement and used the proceeds from such borrowing to repay the principal and interest related to all of the $240.0 million of borrowings outstanding under the Revolving Credit Agreement. The interest rate on this facility was 6.92%. On April 1, 2024, the Company repaid in full the $275.0 million of principal and interest amounts outstanding from the BGC Credit Agreement. As of September 30, 2024, there were no borrowings by the Company outstanding under the BGC Credit Agreement. As of December 31, 2023, there were no borrowings by BGC Partners or Cantor outstanding under this agreement. The Company did not record any interest expense related to the BGC Credit Agreement for the three months ended September 30, 2024. The Company recorded interest expense related to the BGC Credit Agreement of $1.1 million for the nine months ended September 30, 2024. The Company did not record any interest expense related to the BGC Credit Agreement for the three and nine months ended September 30, 2023.
On June 10, 2024, Cantor borrowed $180.0 million from the Company under the BGC Credit Agreement. Cantor partially repaid the Company $18.0 million on July 31, 2024, and $12.0 million on September 25, 2024. As of September 30, 2024, there were $150.0 million of borrowings by Cantor outstanding under the BGC Credit Agreement. These borrowings are not considered FICC-GSD Margin Loans. As of September 30, 2024, the interest rate on this facility was 6.96%. The Company recorded interest income related to the BGC Credit Agreement of $3.0 million and $3.8 million for the three and nine months ended September 30, 2024, respectively. The Company did not record any interest income related to the BGC Credit Agreement for the three and nine months ended September 30, 2023.
Other Agreements with Cantor
The Company is authorized to enter into short-term arrangements with Cantor to cover any delivery failures in connection with U.S. Treasury securities transactions. As of September 30, 2024, there were $2.0 million in Repurchase Agreements between the Company and Cantor, which matured on October 1, 2024. As of December 31, 2023, there were no Repurchase Agreements between the Company and Cantor.
As part of the Company’s cash management process, the Company may enter into Reverse Repurchase Agreements and other short-term investments with Cantor. As of both September 30, 2024 and December 31, 2023, there were no Reverse Repurchase Agreements between the Company and Cantor.

To more effectively manage the Company’s exposure to changes in FX rates, the Company and Cantor have agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to FX currency hedging between the Company and Cantor. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of the Company and Cantor is utilized to determine the shares of profit or loss allocated to each for the period. For the three months ended September 30, 2024 and 2023, the Company recognized its share of FX losses of $5.2 million and $2.1 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company recognized its share of FX loss of $6.6 million and FX gain of $2.8 million, respectively. These gains are included as part of “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Pursuant to the separation agreement relating to the Company’s acquisition of certain BGC businesses from Cantor in 2008, Cantor has a right, subject to certain conditions, to be the Company’s customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use the Company’s market data without any cost but Cantor does not have the right to furnish such data to any third party. Any future related-party transactions or arrangements between the Company and Cantor are subject to prior approval by the Audit Committee. During both the three months ended September 30, 2024 and 2023, the Company recorded revenues from Cantor entities of $0.1 million and $0.1 million related to commissions paid to the Company by Cantor. During the nine months ended September 30, 2024 and 2023, the Company recorded revenues from Cantor entities of $0.3 million and $0.2 million, respectively, related to commissions paid to the Company by Cantor. These revenues are included as part of “Commissions” in the Company’s unaudited Condensed Consolidated Statements of Operations.
The Company and Cantor are authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.
In August 2013, the Audit Committee authorized the Company to invest up to $350.0 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used by the Company from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including policies related to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. During the three and nine months ended September 30, 2024 and as of the year ended December 31, 2023, the Company did not have any investments in the program.
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
As of September 30, 2024, Cantor and CFGM did not own any shares of BGC Class A common stock. As of September 30, 2024, Cantor and CFGM owned 93.3 million and 3.0 million shares of BGC Class B common stock, respectively.

Receivables from and Payables to Related Broker-Dealers
Amounts due to or from Cantor and Freedom, one of the Company’s equity method investments, are for transactional revenues under a technology and services agreement with Freedom, as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. As of September 30, 2024 and December 31, 2023, the Company had receivables from Freedom of $1.5 million and $1.4 million, respectively. As of September 30, 2024 and December 31, 2023, the Company had $3.8 million and $2.7 million, respectively, in receivables from Cantor related to open derivative contracts. As of September 30, 2024 and December 31, 2023, the Company had $5.4 million and $4.9 million, respectively, in payables to Cantor related to open derivative contracts. As of September 30, 2024, the Company had $23.2 million in payables to Cantor related to fails and pending trades. As of December 31, 2023, the Company had $0.8 million in receivables from Cantor related to fails and pending trades.
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
As of September 30, 2024 and December 31, 2023, the aggregate balance of employee loans, net, was $398.2 million and $367.8 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. Compensation expense for the above-mentioned employee loans for the three months ended September 30, 2024 and 2023 was $15.4 million and $10.2 million, respectively. Compensation expense for the above-mentioned employee loans for the nine months ended September 30, 2024 and 2023 was $44.8 million and $35.6 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Interest income on the above-mentioned employee loans for the three months ended September 30, 2024 and 2023 was $4.4 million and $2.0 million, respectively. Interest income on the above-mentioned employee loans for the nine months ended September 30, 2024 and 2023 was $10.2 million and $5.9 million, respectively. The interest income related to these employee loans is included as part of “Interest and dividend income” in the Company’s unaudited Condensed Consolidated Statements of Operations.
CEO Program and Other Transactions with CF&Co
As discussed in Note 7—“Stock Transactions and Unit Redemptions,” BGC Partners entered into the August 2022 Sales Agreement, and after the Corporate Conversion, BGC Group entered into the July 2023 Sales Agreement with CF&Co as the Company’s sales agent under the CEO Program. During both the three and nine months ended September 30, 2024 and 2023, the Company did not sell any shares of Class A common stock under its CEO Program. For both the three and nine months ended September 30, 2024 and 2023, the Company was not charged for services provided by CF&Co related to the CEO Program with CF&Co. The net proceeds of any shares sold would be included as part of “Additional paid-in capital” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
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

On October 3, 2014, management was granted approval by the Board and Audit Committee to enter into stock loan transactions with CF&Co utilizing equities securities. Such stock loan transactions will bear market terms and rates. As of September 30, 2024 and December 31, 2023, the Company did not have any securities loaned transactions with CF&Co.
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
On June 11, 2020, BGC Partners’ Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by the Company of up to $50.0 million of Company Debt Securities, and on July 1, 2023, BGC Group’s Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by the Company of up to $50.0 million of Company Debt Securities. Repurchases of Company Debt Securities, if any, are expected to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption. Under the authorization, the Company may make repurchases of Company Debt Securities for cash from time to time in the open market or in privately negotiated transactions upon such terms and at such prices as management may determine. Additionally, the Company is authorized to make any such repurchases of Company Debt Securities through CF&Co (or its affiliates), in its capacity as agent or principal, or such other broker-dealers as management shall determine to utilize from time to time, and such repurchases shall be subject to brokerage commissions which are no higher than standard market commission rates. On August 21, 2024, the Company repurchased $0.5 million of outstanding principal, plus accrued interest, of BGC Partners 8.000% Senior Notes for $0.5 million. As of September 30, 2024, the Company had $49.5 million remaining under its debt repurchase authorization. For additional information, see Note 17—“Notes Payable and Other Borrowings.”
On July 10, 2020, the Company issued an aggregate of $300.0 million principal amount of the BGC Partners 4.375% Senior Notes. In connection with this issuance of BGC Partners 4.375% Senior Notes, the Company recorded $0.2 million in underwriting fees payable to CF&Co. These fees were recorded as a direct reduction from the Notes payable and other borrowings in the Company’s unaudited Condensed Consolidated Statements of Financial Condition and are amortized as interest expense over the term of the notes. Cantor purchased $14.5 million of such senior notes and tendered such notes in the Exchange Offer in exchange for an equivalent amount of BGC Group 4.375% Senior Notes. Cantor holds such BGC Group 4.375% Senior Notes as of September 30, 2024.
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
In connection with the issuance of the BGC Group 6.600% Senior Notes, on June 10, 2024, the Company entered into a Registration Rights Agreement with the initial purchasers in the offering of the BGC Group 6.600% Senior Notes, including CF&Co, pursuant to which the Company was obligated to file a registration statement with the SEC with respect to an offer to exchange the BGC Group 6.600% Notes for a substantially identical issue of notes registered under the Securities Act and to complete such exchange offer prior to 365 days after June 10, 2024. The exchange offer expired on September 27, 2024, and the tendered BGC Group 6.600% Senior Notes were exchanged for new registered notes with substantially identical terms.

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
As of September 30, 2024, there were no FPUs in BGC Holdings remaining.
Cantor Aurel Revenue Sharing Agreement
On June 24, 2021, the Board and Audit Committee authorized the Company’s French subsidiary, Aurel BGC SAS, to enter into a revenue sharing agreement pursuant to which Cantor shall provide services to Aurel to support Aurel’s investment banking activities with respect to special purpose acquisition companies. The services provided by Cantor to Aurel in support of such SPAC Investment Banking Activities shall include referral of clients, structuring advice, financial advisory services, referral of investors, deal execution services, and other advisory services in support of Aurel’s SPAC Investment Banking Activities pursuant to its French investment services license. As compensation, Cantor shall receive a revenue share of 80% of Aurel’s net revenue attributable to SPAC Investment Banking Activities. The term of the revenue sharing agreement was for an initial period of 12 months, which automatically renews each year unless either party provides notice of termination at least three months prior to the anniversary. Aurel is also authorized to serve as bookrunner, underwriter or advisor in connection with French SPACs which are sponsored by Cantor at market rates for such services. For both the three and nine months ended September 30, 2024 and 2023, Aurel had no revenue or fees payable to Cantor attributable to SPAC Investment Banking Activities. Any revenue or fees payable to Cantor attributable to SPAC Investment Banking Activities would be included as part of “Other revenues” and “Fees to related parties,” respectively, in the Company’s unaudited Condensed Consolidated Statements of Operations.
Transactions with Executive Officers and Directors
On August 8, 2024, Mr. Richards, a member of our Board, sold 13,063 shares of Class A common stock to the Company in an exempt transaction made pursuant to Rule 16b-3 under the Exchange Act. The sale price per share of $9.11 was the closing price of a share of Class A common stock on August 8, 2024. The transaction was approved by the Audit and Compensation Committees of the Board and was made pursuant to the Company’s stock buyback authorization.
On January 2, 2024, Mr. Merkel, our Executive Vice President and General Counsel, sold 136,891 shares of Class A common stock to the Company in an exempt transaction made pursuant to Rule 16b-3 under the Exchange Act. The sale price per share of $6.98 was the closing price of a share of Class A common stock on January 2, 2024. The transaction was approved by the Audit and Compensation Committees of the Board and was made pursuant to the Company’s stock buyback authorization.

On September 21, 2023, Mr. Windeatt, our Chief Operating Officer, sold 474,808 shares of BGC Class A common stock to the Company. The sale price per share of $5.29 was the closing price of a share of BGC Class A common stock on September 21, 2023. The transaction was approved by the Audit Committee and the Compensation Committee of the Board and was made pursuant to the Company’s stock buyback authorization.
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
On April 18, 2023, Dr. Bell, a member of our Board, sold 21,786 shares of Class A common stock to the Company. The sale price per share of $4.59 was the closing price of a share of Class A common stock on April 18, 2023. The transaction was approved by the Audit Committee and the Compensation Committee of the Board and was made pursuant to the Company’s stock buyback authorization.
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
As of September 30, 2024 and December 31, 2023, the Company had an additional liability to the Cantor Fitzgerald Relief Fund and The Cantor Foundation (UK) for $18.9 million and $12.7 million, respectively, which included $9.5 million and $6.7 million of additional expense taken in September 2024 and 2023, respectively, above the original $40.0 million commitment.
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
The Company periodically acts as an intermediary to administer payments on behalf of related parties.

14.    Investments
Equity Method Investments and Investments Carried Under the Measurement Alternative

(dollar amounts in thousands)	Percent Ownership[1]	September 30, 2024	December 31, 2023
Advanced Markets Holdings	25%	$4,083	$4,481
China Credit BGC Money Broking Company Limited	33%	27,773	21,277
Freedom International Brokerage	45%	9,140	9,507
Other		2,020	2,857
Equity method investments		$43,016	$38,122
Investments carried under measurement alternative		192	192
Total equity method and investments carried under measurement alternative		$43,208	$38,314
_______________________________________
1Represents the Company’s voting interest in the equity method investment as of September 30, 2024 and December 31, 2023.
The carrying value of the Company’s equity method investments was $43.0 million as of September 30, 2024 and $38.1 million as of December 31, 2023, and is included in “Investments” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
The Company recognized gains of $2.4 million and $2.1 million related to its equity method investments for the three months ended September 30, 2024 and 2023, respectively. The Company recognized gains of $6.9 million and $6.6 million related to its equity method investments for the nine months ended September 30, 2024 and 2023, respectively. The Company’s share of the net gains or losses is reflected in “Gains (losses) on equity method investments” in the Company’s unaudited Condensed Consolidated Statements of Operations.
For the three and nine months ended September 30, 2024 and 2023, the Company did not record impairment charges related to existing equity method investments. The Company did not sell any equity method investments during the three and nine months ended September 30, 2024 and 2023.
See Note 13—“Related Party Transactions” for information regarding related party transactions with unconsolidated entities included in the Company’s unaudited Condensed Consolidated Financial Statements.
Investments Carried Under Measurement Alternative
The Company has acquired equity investments for which it did not have the ability to exert significant influence over operating and financial policies of the investees. These investments are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. The carrying value of these investments as of both September 30, 2024 and December 31, 2023 was $0.2 million, and they are included in “Investments” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. The Company did not recognize any gains, losses, or impairments relating to investments carried under the measurement alternative for both the three and nine months ended September 30, 2024 and 2023.
In addition, the Company owns membership shares, which are included in “Other assets” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition as of both September 30, 2024 and December 31, 2023. These equity investments are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. These investments, which do not have a readily determinable fair value, are initially recognized at cost and remeasured through earnings when there is an observable transaction involving the same or similar investment of the same issuer, or due to an impairment. The Company recorded nil of unrealized losses and nil of unrealized gains to reflect observable transactions for these shares during both the three months ended September 30, 2024 and 2023. The Company recorded $36.6 million of unrealized gains and $1.3 million of unrealized losses to reflect observable transactions for these shares during the nine months ended September 30, 2024 and 2023, respectively. The unrealized gains (losses) are reflected in “Other income (loss)” in the Company’s unaudited Condensed Consolidated Statements of Operations.

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
The following table sets forth the Company’s investment in its unconsolidated VIE and the maximum exposure to loss (in thousands):

	September 30, 2024		December 31, 2023
	Investment	Maximum Exposure to Loss	Investment	Maximum Exposure to Loss
Variable interest entity	$2,020	$2,020	$2,857	$2,857
Consolidated VIE
The Company also invested in a limited liability company that is focused on developing a proprietary trading technology. The limited liability company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $6.6 million and $9.5 million as of September 30, 2024 and December 31, 2023, respectively, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $1.9 million and $1.2 million as of September 30, 2024 and December 31, 2023, respectively. The Company’s exposure to economic loss on this VIE was $1.6 million and $5.7 million as of September 30, 2024 and December 31, 2023, respectively.
15.    Fixed Assets, Net
Fixed assets, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Computer and communications equipment	$110,346	$103,621
Software, including software development costs	393,373	360,047
Leasehold improvements and other fixed assets	105,630	99,034
	609,349	562,702
Less: accumulated depreciation and amortization	(421,156)	(384,402)
Fixed assets, net	$188,193	$178,300
Depreciation expense was $5.7 million and $5.2 million for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense was $16.4 million and $15.7 million for the nine months ended September 30, 2024 and 2023, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s unaudited Condensed Consolidated Statements of Operations.
The Company has $6.9 million and $5.9 million of asset retirement obligations related to certain of its leasehold improvements as of September 30, 2024 and December 31, 2023, respectively. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit adjusted risk-free interest rate in effect when the liability was initially recognized.
For the three months ended September 30, 2024 and 2023, software development costs totaling $11.0 million and $9.5 million, respectively, were capitalized. For the nine months ended September 30, 2024 and 2023, software development costs totaling $31.4 million and $33.9 million, respectively, were capitalized. Amortization of software development costs totaled $9.6 million and $12.6 million for the three months ended September 30, 2024 and 2023, respectively. Amortization of software development costs totaled $30.2 million and $32.4 million for the nine months ended September 30, 2024 and 2023, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s unaudited Condensed Consolidated Statements of Operations.

Impairment charges of $0.2 million were recorded for both the three months ended September 30, 2024 and 2023, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges of $0.5 million and $3.0 million were recorded for the nine months ended September 30, 2024 and 2023, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s unaudited Condensed Consolidated Statements of Operations.
16.    Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill
Balance at December 31, 2023	$506,344
Measurement period adjustments	707
Cumulative translation adjustment	(1,496)
Balance at September 30, 2024	$505,555
For additional information on Goodwill, see Note 4—“Acquisitions.”
Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets.
Other intangible assets consisted of the following (in thousands, except weighted-average remaining life):

	September 30, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$210,919	$109,257	$101,662	9.2
Technology	23,997	23,997	—	N/A
Noncompete agreements	20,966	20,271	695	2.3
Patents	12,448	10,994	1,454	2.8
All other	17,505	6,214	11,291	10.7
Total definite life intangible assets	285,835	170,733	115,102	9.2
Indefinite life intangible assets:
Trade names	79,570	—	79,570	N/A
Licenses	2,274	—	2,274	N/A
Domain name	454	—	454	N/A
Total indefinite life intangible assets	82,298	—	82,298	N/A
Total	$368,133	$170,733	$197,400

	December 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$210,655	$97,401	$113,254	9.7
Technology	23,997	23,997	—	N/A
Noncompete agreements	20,892	19,322	1,570	2.2
Patents	11,950	10,703	1,247	2.9
All other	20,325	7,364	12,961	10.3
Total definite life intangible assets	287,819	158,787	129,032	9.6
Indefinite life intangible assets:
Trade names	79,570	—	79,570	N/A
Licenses	2,229	—	2,229	N/A
Domain name	454	—	454	N/A
Total indefinite life intangible assets	82,253	—	82,253	N/A
Total	$370,072	$158,787	$211,285
Intangible amortization expense was $4.6 million and $4.1 million for the three months ended September 30, 2024 and 2023, respectively. Intangible amortization expense was $14.2 million and $12.0 million for the nine months ended September 30, 2024 and 2023, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations. There were no impairment charges for the Company’s definite and indefinite life intangibles for the three and nine months ended September 30, 2024 and 2023.
The estimated future amortization expense of definite life intangible assets as of September 30, 2024 is as follows (in millions):

2024	$4.4
2025	17.4
2026	17.0
2027	12.7
2028	11.9
2029 and thereafter	51.7
Total	$115.1

17.    Notes Payable and Other Borrowings
Notes payable and other borrowings consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Unsecured senior revolving credit agreement	$—	$239,180
BGC Group 3.750% Senior Notes due October 1, 2024	255,526	254,814
BGC Partners 3.750% Senior Notes due October 1, 2024	44,474	44,383
BGC Group 4.375% Senior Notes due December 15, 2025	287,279	286,729
BGC Partners 4.375% Senior Notes due December 15, 2025	11,818	11,800
BGC Group 8.000% Senior Notes due May 25, 2028	344,427	343,852
BGC Partners 8.000% Senior Notes due May 25, 2028	2,256	2,748
BGC Group 6.600% Senior Notes due June 10, 2029	494,926	—
Total Notes payable and other borrowings[1,2]	$1,440,706	$1,183,506
__________________________
1The Company was in compliance with all debt covenants, as applicable, as of both September 30, 2024 and December 31, 2023.
2Presented net of deferred financing costs, which are recorded in the Company’s unaudited Condensed Consolidated Statements of Financial Condition as a direct reduction of the Notes payable and other borrowings. As of September 30, 2024 and December 31, 2023, total deferred financing costs were $8.4 million and $6.5 million, respectively.
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
As of September 30, 2024, there were no borrowings outstanding under the Revolving Credit Agreement. As of December 31, 2023, there were $239.2 million of borrowings outstanding, net of deferred financing costs of $0.8 million under the Revolving Credit Agreement. The average interest rate on the outstanding borrowings for the nine months ended September 30, 2024 was 7.18%. The average interest rate on the outstanding borrowings for the three and nine months ended September 30, 2023 was 7.15% and 6.99%, respectively. There were no borrowings under the Revolving Credit Agreement during the three months ended September 30, 2024. BGC Group recorded $0.5 million of interest expense related to the Revolving Credit Agreement for the three months ended September 30, 2024. BGC Group recorded interest expense related to the Revolving Credit Agreement of $8.4 million for the nine months ended September 30, 2024. BGC Partners recorded interest expense related to the Revolving Credit Agreement of $3.7 million for the three months ended September 30, 2023. BGC Partners recorded interest expense related to the Revolving Credit Agreement of $6.6 million for the nine months ended September 30, 2023.
Senior Notes
The BGC Group Notes and BGC Partners Notes are recorded at amortized cost. The carrying amounts and estimated fair values of the BGC Group Notes and BGC Partners Notes were as follows (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
BGC Group 3.750% Senior Notes due October 1, 2024	$255,526	$255,424	$254,814	$249,722
BGC Partners 3.750% Senior Notes due October 1, 2024	44,474	44,456	44,383	43,464
BGC Group 4.375% Senior Notes due December 15, 2025	287,279	285,390	286,729	276,569
BGC Partners 4.375% Senior Notes due December 15, 2025	11,818	11,733	11,800	11,371
BGC Group 8.000% Senior Notes due May 25, 2028	344,427	374,450	343,852	363,274
BGC Partners 8.000% Senior Notes due May 25, 2028	2,256	2,451	2,748	2,901
BGC Group 6.600% Senior Notes due June 10, 2029	494,926	517,700	—	—
Total	$1,440,706	$1,491,604	$944,326	$947,301
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

5.375% Senior Notes
On July 24, 2018, BGC Partners issued an aggregate of $450.0 million principal amount of BGC Partners 5.375% Senior Notes. The BGC Partners 5.375% Senior Notes were general senior unsecured obligations of BGC Partners. The BGC Partners 5.375% Senior Notes bore interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The BGC Partners 5.375% Senior Notes matured on July 24, 2023. Prior to maturity, BGC Partners was able to redeem some or all of the BGC Partners 5.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the supplemental indenture related to the BGC Partners 5.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the supplemental indenture governing the BGC Partners 5.375% Senior Notes) occurred, holders could have required BGC Partners to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the BGC Partners 5.375% Senior Notes was $444.2 million, net of discount and debt issuance costs of $5.8 million. The issuance costs were amortized as interest expense and the carrying value of the BGC Partners 5.375% Senior Notes accreted up to the face amount over the term of the notes. On July 24, 2023, BGC Partners repaid the principal plus accrued interest on the BGC Partners 5.375% Senior Notes. BGC Partners recorded interest expense related to the BGC Partners 5.375% Senior Notes of $1.7 million and $14.5 million for the three and nine months ended September 30, 2023, respectively.
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
The carrying value of the BGC Group 3.750% Senior Notes was $255.5 million as of September 30, 2024. BGC Group recorded interest expense related to the BGC Group 3.750% Senior Notes of $2.6 million for the three months ended September 30, 2024. BGC Group recorded interest expense related to the BGC Group 3.750% Senior Notes of $7.9 million for the nine months ended September 30, 2024. BGC Group did not record interest expense related to the BGC Group 3.750% Senior Notes for the three and nine months ended September 30, 2023.
The carrying value of the BGC Partners 3.750% Senior Notes was $44.5 million as of September 30, 2024. BGC Partners recorded interest expense related to the BGC Partners 3.750% Senior Notes of $0.4 million and $3.0 million for the three months ended September 30, 2024 and 2023,respectively. BGC Partners recorded interest expense related to the BGC Partners 3.750% Senior Notes of $1.3 million and $9.1 million, for the nine months ended September 30, 2024 and 2023, respectively.

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
The carrying value of the BGC Group 4.375% Senior Notes was $287.3 million as of September 30, 2024. BGC Group recorded interest expense related to the BGC Group 4.375% Senior Notes of $3.3 million for the three months ended September 30, 2024. BGC Group recorded interest expense related to the BGC Group 4.375% Senior Notes of $10.0 million for the nine months ended September 30, 2024. BGC Group did not record interest expense related to the BGC Group 4.375% Senior Notes for the three and nine months ended September 30, 2023.
The carrying value of the BGC Partners 4.375% Senior Notes was $11.8 million as of September 30, 2024. BGC Partners recorded interest expense related to the BGC Partners 4.375% Senior Notes of $0.1 million and $3.5 million for the three months ended September 30, 2024 and 2023, respectively. BGC Partners recorded interest expense related to the BGC Partners 4.375% Senior Notes of $0.4 million and $10.3 million for the nine months ended September 30, 2024 and 2023, respectively.
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
The carrying value of the BGC Group 8.000% Senior Notes was $344.4 million as of September 30, 2024. BGC Group recorded interest expense related to the BGC Group 8.000% Senior Notes of $7.1 million for the three months ended September 30, 2024. BGC Group recorded interest expense related to the BGC Group 8.000% Senior Notes of $21.4 million for the nine months ended September 30, 2024. BGC Group did not record interest expense related to the BGC Group 8.000% Senior Notes for the three and nine months ended September 30, 2023.
On August 21, 2024, the Company repurchased $0.5 million of outstanding principal, plus accrued interest, of BGC Partners 8.000% Senior Notes for $0.5 million. The carrying value of the BGC Partners 8.000% Senior Notes was $2.3 million as of September 30, 2024. BGC Partners recorded interest expense related to the BGC Partners 8.000% Senior Notes of $0.1 million and $7.2 million, respectively, for the three months ended September 30, 2024 and 2023. BGC Partners recorded interest expense related to the BGC Partners 8.000% Senior Notes of $0.2 million and $10.0 million, respectively, for the nine months ended September 30, 2024 and 2023.
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
The carrying value of the BGC Group 6.600% Senior Notes was $494.9 million as of September 30, 2024. BGC Group recorded interest expense related to the BGC Group 6.600% Senior Notes of $8.5 million for the three months ended September 30, 2024. BGC Group recorded interest expense related to the BGC Group 6.600% Senior Notes of $10.4 million for the nine months ended September 30, 2024.
Collateralized Borrowings
On April 8, 2019, BGC Partners entered into a $15.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.77% and matured on April 8, 2023, at which point the loan was repaid in full; therefore, there were no borrowings as of September 30, 2024 and December 31, 2023. The interest expense related to this secured loan arrangement for both the three and nine months ended September 30, 2023 were nil.
On April 19, 2019, BGC Partners entered into a $10.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.89% and matured on April 19, 2023, at which point the loan was repaid in full; therefore, there were no borrowings as of September 30, 2024 and December 31, 2023. The interest expense related to this secured loan arrangement for both the three and nine months ended September 30, 2023 were nil.
Short-Term Borrowings
On August 22, 2017, BGC Partners entered into a committed unsecured loan agreement with Itau Unibanco S.A. The agreement provided for short-term loans of up to $4.0 million (BRL 20.0 million). Borrowings under this agreement bore interest at the Brazilian Interbank offering rate plus 3.20%. During June 2023, the borrowings under this agreement were repaid in full, and the loan was terminated. As of both September 30, 2024 and December 31, 2023 there were no borrowings outstanding under the agreement. BGC Partners recorded no interest expense related to the agreement for the three months ended September 30, 2023. BGC Partners recorded interest expense related to the agreement of $0.2 million for the nine months ended September 30, 2023.

On August 23, 2017, BGC Partners entered into a committed unsecured credit agreement with Itau Unibanco S.A. The agreement provided for an intra-day overdraft credit line up to $9.2 million (BRL 50.0 million). On August 20, 2021, the agreement was renegotiated, increasing the credit line to $11.0 million (BRL 60.0 million). On May 22, 2023 the agreement was renegotiated, increasing the credit line to $12.8 million (BRL 70.0 million). This agreement is renewable every 90 days and bears a fee of 1.32% per year. As of both September 30, 2024 and December 31, 2023 there were no borrowings outstanding under this agreement. The bank fees related to the agreement were nil for each of the three months ended September 30, 2024 and 2023. The bank fees related to the agreement were $0.1 million for each of the nine months ended September 30, 2024 and 2023.
BGC Credit Agreement with Cantor
On March 12, 2024, the Company borrowed $275.0 million from Cantor under the BGC Credit Agreement. On April 1, 2024, the outstanding balance of $275.0 million was repaid in its entirety. There were no borrowings by the Company under the BGC Credit Agreement as of September 30, 2024. The Company did not record any interest expense related to the BGC Credit Agreement during the three months ended September 30, 2024. The Company recorded $1.1 million of interest expense related to the BGC Credit Agreement for the nine months ended September 30, 2024. The Company did not record any interest expense related to the BGC Credit Agreement during the three and nine months ended September 30, 2023. See Note 13—“Related Party Transactions” for additional information related to these transactions.
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
In connection with the Corporate Conversion on July 1, 2023, BGC Group assumed and adopted the BGC Partners Equity Plan, as amended and restated as the BGC Group Equity Plan. The BGC Group Equity Plan provides for a maximum of 600.0 million shares of BGC Class A common stock that may be delivered or cash settled pursuant to the exercise or settlement of awards granted under the plan. As of September 30, 2024, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 449.2 million shares.
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

The Company incurred compensation expense related to Class A common stock, LPUs (prior to the Corporate Conversion) and RSUs held by BGC employees as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Issuance of common stock and grants of exchangeability	$37,928	$242	$101,703	$154,146
Allocations of net income and dividend equivalents¹	1,286	1,137	3,624	4,154
LPU amortization	—	—	—	40,878
RSU, RSU Tax Account, and restricted stock amortization	46,476	67,889	142,651	78,107
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$85,690	$69,268	$247,978	$277,285
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
Limited Partnership Units
A summary of the activity associated with Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

Newmark LPUs
Balance at December 31, 2023	8,779
Granted	—
Redeemed/exchanged units	(2,165)
Forfeited units	(185)
Balance at September 30, 2024	6,429
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
A summary of the Newmark Holdings LPUs held by BGC employees as of September 30, 2024 is as follows (in thousands):

Newmark LPUs
Regular Units	4,597
Preferred Units	1,832
Balance at September 30, 2024	6,429

Issuance of Common Stock and Grants of Exchangeability
Compensation expense related to the issuance of BGC or Newmark Class A common stock and grants of exchangeability on BGC Holdings (prior to the Corporate Conversion) and Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Issuance of common stock and grants of exchangeability	$37,928	$242	$101,703	$154,146
Prior to the Corporate Conversion, BGC LPUs held by BGC employees had become exchangeable or were redeemed for BGC Class A common stock on a one-for-one basis.
Newmark LPUs held by BGC employees may become exchangeable or redeemed for a number of shares of Newmark Class A common stock equal to the number of limited partnership interests multiplied by the current Exchange Ratio. As of September 30, 2024, the Exchange Ratio was 0.9257.
A summary of the LPUs redeemed in connection with the issuance of BGC Class A common stock or Newmark Class A common stock (at the then-current Exchange Ratio) or granted exchangeability for BGC Class A common stock or Newmark Class A common stock (at the then-current Exchange Ratio) held by BGC employees is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
BGC Holdings LPUs	—	—	—	25,684
Newmark Holdings LPUs	1,804	53	1,926	230
Total	1,804	53	1,926	25,914
The compensation expense related to the issuance of common stock includes a redemption of 1.6 million Newmark Holdings LPUs for which 1.5 million shares of Newmark Class A common stock were issued to a former BGC executive officer, who is still employed by the Company. This resulted in a $21.1 million compensation expense for both the three and nine months ended September 30, 2024.
As of September 30, 2024 and December 31, 2023, there were no BGC Holdings LPUs remaining as a result of the Corporate Conversion. As of both September 30, 2024 and December 31, 2023, the number of Newmark Holdings LPUs exchangeable into shares of Newmark Class A common stock at the discretion of the unit holder held by BGC employees (at the then-current Exchange Ratio) was 0.2 million.
Subsequent to the Corporate Conversion, BGC may issue BGC Class A common stock and record compensation expense for the grant date fair value of the shares issued. For the three months ended September 30, 2024, BGC issued 1.2 million of net shares of BGC Class A common stock to BGC employees, and withheld shares of BGC Class A common stock valued at $3.7 million to pay taxes due at the time of issuance. For the nine months ended September 30, 2024, BGC issued 5.8 million of net shares of BGC Class A common stock to BGC employees, and withheld shares of BGC Class A common stock valued at $24.9 million to pay taxes due at the time of issuance. There were no such issuances for the three and nine months ended September 30, 2023.
LPU Amortization
Compensation expense related to the amortization of BGC Holdings (prior to the Corporate Conversion) and Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stated vesting schedule	$—	$—	$—	$40,848
Post-termination payout	—	—	—	30
LPU amortization	$—	$—	$—	$40,878

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
As of both September 30, 2024 and December 31, 2023, there were no outstanding LPUs held by BGC employees with a stated vesting schedule that did not receive quarterly allocations of net income.
Compensation expense related to LPUs held by BGC employees with a post-termination pay-out amount, such as REUs, and/or a stated vesting schedule was recognized over the stated service period. These LPUs generally vested between two and five years from the date of grant. As of September 30, 2024, there were nil outstanding Newmark Holdings LPUs with a post-termination payout held by BGC employees, with a notional value of approximately $0.1 million and an aggregate estimated fair value of nil. As of December 31, 2023, there were 0.1 million outstanding Newmark Holdings LPUs with a post-termination payout held by BGC employees, with a notional value of approximately $0.7 million and an aggregate estimated fair value of $0.3 million.
Restricted Stock Units
Compensation expense related to RSUs held by BGC employees is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
RSU amortization	$29,925	$36,568	$70,621	$46,786
A summary of the activity associated with RSUs held by BGC employees and directors is as follows (RSUs and fair value amount in thousands):

	RSUs	Weighted- Average Grant Date Fair Value	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2023	64,942	$4.11	$267,015	5.96
Granted	18,156	7.54	136,847
Delivered	(10,981)	3.95	(43,413)
Forfeited	(1,026)	5.45	(5,598)
Balance at September 30, 2024	71,091	$4.99	$354,851	4.86
The fair value of RSUs held by BGC employees and directors is based on the market value of BGC Class A common stock on the grant date and adjusted as appropriate based upon the award’s ineligibility to receive dividends. As of September 30, 2024, 23.4 million RSUs of the total outstanding were eligible to receive dividends. The compensation expense is recognized ratably over the vesting period, taking into effect estimated forfeitures or accelerations of vestings. The Company uses historical data, including historical forfeitures and turnover rates, to estimate expected forfeiture rates for both employee and director RSUs. Each RSU is settled in one share of Class A common stock upon completion of the vesting period and conditions.
For the RSUs that vested during the three months ended September 30, 2024 and 2023, the Company withheld shares of BGC Class A common stock valued at $7.0 million and $2.7 million, respectively, to pay taxes due at the time of vesting. For the RSUs that vested during the nine months ended September 30, 2024 and 2023, the Company withheld shares of BGC Class A common stock valued at $23.5 million and $10.2 million, respectively, to pay taxes due at the time of vesting. As of September 30, 2024, there was approximately $217.9 million of total unrecognized compensation expense related to unvested RSUs held by BGC employees and directors that is expected to be recognized over a weighted-average period of 4.86 years.

In relation to the Corporate Conversion, the Company granted in total $123.1 million of RSU Tax Accounts. During the three months ended September 30, 2024 and 2023, $6.3 million and $10.6 million, respectively, of RSU Tax Accounts vested to pay taxes due at the time for certain related RSU vestings. During the nine months ended September 30, 2024 and 2023, $14.3 million and $10.6 million, respectively, of RSU Tax Accounts vested to pay taxes due at the time for certain related RSU vestings. As of September 30, 2024 and 2023, there were approximately $73.4 million and $111.7 million, respectively, of total unrecognized compensation expense related to unvested RSU Tax Accounts held by BGC employees that are expected to be recognized over a weighted-average period of 8.16 years and 8.51 years. The compensation expense related to the RSU Tax Accounts amortization held by BGC employees was $7.4 million and $13.1 million, respectively, for the three months ended September 30, 2024 and 2023. The compensation expense related to the RSU Tax Accounts amortization held by BGC employees was $18.5 million and $13.1 million, respectively, for the nine months ended September 30, 2024 and 2023.
Acquisitions
In connection with certain of its acquisitions, the Company has granted certain contingent share obligations and RSUs, and other deferred compensation awards. The aggregate estimated fair value of acquisition-related contingent share obligations and RSUs was $5.0 million and $7.4 million as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, the aggregate estimated fair value of the deferred compensation awards was nil and $0.6 million, respectively. The liability for such acquisition-related contingent share obligations and RSUs is included in “Accounts payable, accrued and other liabilities” on the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
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
During both the three months ended September 30, 2024 and 2023, nil BGC or Newmark restricted shares held by BGC employees were forfeited in connection with this provision. During both the nine months ended September 30, 2024 and 2023, 0.2 million BGC or Newmark restricted shares held by BGC employees were forfeited in connection with this provision.
During both the three months ended September 30, 2024 and 2023, the Company released the restrictions with respect to nil of such BGC shares held by BGC employees, respectively. During the nine months ended September 30, 2024 and 2023, the Company released the restrictions with respect to nil and 2.3 million of such BGC shares held by BGC employees, respectively. As of September 30, 2024 and December 31, 2023, there were nil and 0.1 million of such restricted BGC shares held by BGC employees outstanding, respectively. During both the three months ended September 30, 2024 and 2023, Newmark did not release restrictions on any restricted Newmark shares held by BGC employees. During the nine months ended September 30, 2024 and 2023, Newmark released the restrictions with respect to nil and 1.1 million, respectively, of restricted Newmark shares held by BGC employees. As of both September 30, 2024 and December 31, 2023, there were no restricted Newmark shares held by BGC employees outstanding.
In addition, as a result of the Corporate Conversion, on July 1, 2023, the Company granted 38.6 million restricted stock awards, which are subject to continued employment or service with the Company or any affiliate or subsidiary of the Company.
The fair value of these restricted stock awards held by BGC employees is based on the market value of BGC Class A common stock on the grant date and adjusted as appropriate based upon the award’s ineligibility to receive dividends. As of September 30, 2024, 0.6 million of the total 12.7 million restricted stock awards outstanding; were eligible to receive dividends. The compensation expense is recognized ratably over the vesting period, taking into effect estimated forfeitures or accelerations of vestings. The Company uses historical data, including historical forfeitures and turnover rates, to estimate expected forfeiture rates for employee restricted stock awards. Each restricted stock award is settled in one share of Class A common stock upon completion of the vesting period and conditions. The compensation expense related to the restricted stock amortization on these awards held by BGC employees was $9.2 million for the three months ended September 30, 2024. The compensation expense related to the restricted stock amortization on these awards held by BGC employees was $53.5 million for the nine months ended September 30, 2024. The compensation expense related to restricted stock includes the acceleration of approximately 4.5 million restricted stock awards of a former BGC executive officer, who is still employed by the Company, which resulted in a $27.7 million compensation expense for the nine months ended September 30, 2024.
For the restricted stock awards that vested during the three months ended September 30, 2024, the Company withheld 0.9 million shares of BGC Class A common stock to pay taxes due at the time of vesting. For the restricted stock awards that vested during the nine months ended September 30, 2024, the Company withheld 3.6 million shares of BGC Class A common stock to pay taxes due at the time of vesting. As of September 30, 2024, there was approximately $11.3 million of total unrecognized compensation expense related to unvested restricted stock awards held by BGC employees that is expected to be recognized over a weighted-average period of 0.56 years.
A summary of the activity associated with these restricted stock awards held by BGC employees is as follows (shares of restricted stock and dollars in thousands):

	Restricted Stock	Weighted- Average Grant Date Fair Value	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2023	27,953	$4.20	$117,468	2.55
Granted	—	—	—
Delivered	(15,008)	4.20	(63,036)
Forfeited	(277)	5.83	(1,610)
Balance at September 30, 2024	12,668	$4.17	$52,822	0.56
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

Letter of Credit Agreements
The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacts, that are used in lieu of margin and deposits with those clearing organizations. As of both September 30, 2024 and December 31, 2023 the Company was contingently liable for $1.4 million under these letters of credit.
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
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the FDIC maximum coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s Consolidated Financial Statements. For the three and nine months ended September 30, 2024 and 2023, the Company did not incur losses on any FDIC insured cash accounts.
During the three months ended September 30, 2024 and 2023, the Company reserved no losses and $2.0 million, respectively, in connection with potential losses associated with Russia’s Invasion of Ukraine. During the nine months ended September 30, 2024 and 2023, the Company reserved $4.0 million and $6.0 million, respectively, in connection with potential losses associated with Russia’s Invasion of Ukraine. These amounts are included in “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations, and which was recorded as part of the allowance for credit losses (see Note 25—“Current Expected Credit Losses (CECL)” for additional information).
Insurance
The Company is self-insured for health care claims, up to a stop-loss amount for eligible participating employees and qualified dependents in the U.S., subject to deductibles and limitations. The Company’s liability for claims incurred but not reported is determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $3.8 million and $3.7 million in health care claims as of September 30, 2024 and December 31, 2023, respectively. The Company does not expect health care claims to have a material impact on its financial condition, results of operations, or cash flows.
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
As of both September 30, 2024 and December 31, 2023, the Company’s unrecognized tax benefits, excluding related interest and penalties were $6.7 million, of which $5.5 million, if recognized, would affect the effective tax rate. The Company is currently open to examination by tax authorities in U.S. federal, state and local jurisdictions, and certain non-U.S. jurisdictions for tax years beginning 2018, 2011 and 2016, respectively. The Company is currently under examination by tax authorities in the U.S. federal and certain state, local and foreign jurisdictions. The Company does not believe that the amounts of unrecognized tax benefits will materially change over the next 12 months.
The Company recognizes interest and penalties related to unrecognized tax benefits in “Provision (benefit) for income taxes” in the Company’s unaudited Condensed Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, the Company had accrued $4.5 million and $3.4 million, respectively, for income tax-related interest and penalties.
21.    Regulatory Requirements
Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.
Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or FCMs subject to Rule 15c3-1 of the SEC and Rule 1.17 of the CFTC, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of September 30, 2024, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.
Certain U.K. and European subsidiaries of the Company are regulated by their national regulators, which include the FCA and L’Autorité des Marchés Financiers and must maintain financial resources (as defined by their national regulators) in excess of the total financial requirement (as defined by their national regulators). As of September 30, 2024, the U.K. and European subsidiaries had financial resources in excess of their requirements.
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
The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of September 30, 2024, the Company’s regulated subsidiaries held $717.5 million of net capital. These subsidiaries had aggregate regulatory excess net capital of $396.3 million.

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
Geographic Information
The Company offers products and services in EMEA, the Americas and APAC. Revenues and long-lived assets are attributed to geographic areas based on the location of the particular subsidiary. Information regarding revenues is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
EMEA[1]	$280,883	$241,011	$864,697	$758,233
Americas[2]	204,811	172,048	603,434	541,673
APAC	75,417	69,635	222,355	208,735
Total revenues	$561,111	$482,694	$1,690,486	$1,508,641
____________________________
1For the three and nine months ended September 30, 2024 and 2023, the U.K. accounted for 10% or more of total revenues. U.K. revenues for the three months ended September 30, 2024 and 2023 were $189.6 million and $172.3 million, respectively. U.K. revenues for the nine months ended September 30, 2024 and 2023 were $591.3 million and $537.8 million, respectively.
2For the three and nine months ended September 30, 2024 and 2023, the U.S. accounted for 10% or more of total revenues. U.S. revenues for the three months ended September 30, 2024 and 2023 were $187.7 million and $152.9 million, respectively. U.S. revenues for the nine months ended September, 30 2024 and 2023 were $550.4 million and $484.6 million, respectively.
Information regarding long-lived assets (defined as: loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; ROU assets; certain other investments; rent and other deposits; excluding goodwill and other intangible assets, net) in the applicable geographic area is as follows (in thousands):

	September 30, 2024	December 31, 2023
Long-lived assets:
EMEA[1]	$388,669	$385,210
Americas[2]	252,956	225,950
APAC	92,477	75,496
Total long-lived assets	$734,102	$686,656
____________________________
1For the three and nine months ended September 30, 2024 and 2023, the U.K. accounted for 10% or more of total long-lived assets. U.K. long-lived assets as of September 30, 2024 and December 31, 2023 were $285.1 million and $306.1 million, respectively.
2For the three and nine months ended September 30, 2024 and 2023, the U.S. accounted for 10% or more of total long-lived assets. U.S. long-lived assets as of September 30, 2024 and December 31, 2023 were $246.7 million and $220.1 million, respectively.
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
Product information regarding revenues is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Rates	$174,313	$145,703	$515,442	$454,649
ECS	112,921	93,120	349,128	281,467
FX	92,076	79,795	265,045	237,480
Credit	68,000	63,747	224,973	219,102
Equities	53,336	52,665	167,599	178,152
Total brokerage revenues	$500,646	$435,030	$1,522,187	$1,370,850
All other revenues	60,465	47,664	168,299	137,791
Total revenues	$561,111	$482,694	$1,690,486	$1,508,641
23.    Revenues from Contracts with Customers
The following table presents the Company’s total revenues separated between revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues from contracts with customers:
Commissions	$407,095	$350,305	$1,217,348	$1,076,313
Data, network and post-trade	32,661	27,797	94,376	81,919
Fees from related parties	5,106	3,723	14,170	11,742
Other revenues	3,988	3,838	11,540	11,148
Total revenues from contracts with customers	448,850	385,663	1,337,434	1,181,122
Other sources of revenues:
Principal transactions	93,551	84,725	304,839	294,537
Interest and dividend income	16,944	10,150	43,853	28,836
Other revenues	1,766	2,156	4,360	4,146
Total revenues	$561,111	$482,694	$1,690,486	$1,508,641
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
The Company had receivables related to revenues from contracts with customers of $362.0 million and $314.8 million at September 30, 2024 and December 31, 2023, respectively. The Company had no impairments related to these receivables during the three and nine months ended September 30, 2024 and 2023.

The Company’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at September 30, 2024 and December 31, 2023 was $24.2 million and $14.7 million, respectively.
During the three months ended September 30, 2024 and 2023, the Company recognized revenue of $11.1 million and $9.3 million, respectively, that was recorded as deferred revenue at the beginning of the period. During the nine months ended September 30, 2024 and 2023, the Company recognized revenue of $12.4 million and $10.5 million, respectively, that was recorded as deferred revenue at the beginning of the period.
Contract Costs
The Company capitalizes costs to fulfill contracts associated with different lines of its business where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
The Company did not have any capitalized costs to fulfill a contract as of September 30, 2024 or December 31, 2023.
24.    Leases
The Company, acting as a lessee, has operating leases and finance leases primarily relating to office space, data centers and office equipment. The leases have remaining lease terms of 0.5 years to 14.9 years, some of which include options to extend the leases in 0.1 to 10 year increments for up to 15 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases, were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term, and variable lease expense not included in the lease payment measurement is recognized as incurred. Interest expense on finance leases is recognized using the effective interest method over the lease term.
Pursuant to the accounting policy election, leases with an initial term of twelve months or less are not recognized on the balance sheet. The short-term lease expense over the period reasonably reflects the Company’s short-term lease commitments.
ASC 842 requires the Company to make certain assumptions and judgments in applying the guidance, including determining whether an arrangement includes a lease, determining the term of a lease when the contract has renewal or cancellation provisions, and determining the discount rate.
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
As of September 30, 2024, the Company did not have any leases that have not yet commenced but that create significant rights and obligations.

After evaluating the Company’s leases, the Company determined that the carrying value of a certain asset was no longer recoverable and in fact was impaired. The fair value of the asset was based on expected future cash flows under ASC 842, and approximately $1.4 million of impairment charges were booked for both the three and nine months ended September 30, 2024. Impairment charges are included in Occupancy and equipment in the Company’s unaudited Condensed Consolidated Statement of Operations.
Supplemental information related to the Company’s operating and financing leases are as follows (dollar amounts in thousands):

	Classification in Unaudited Condensed Consolidated Statements of Financial Condition	September 30, 2024	December 31, 2023
Assets
Operating lease ROU assets	Other assets	$123,713	$124,165
Finance lease ROU assets	Fixed assets, net	$3,285	$4,264
Liabilities
Operating lease liabilities	Accounts payable, accrued and other liabilities	$148,602	$149,640
Finance lease liabilities	Accounts payable, accrued and other liabilities	$3,636	$4,721

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term
Operating leases (years)	6.9	7.3
Finance leases (years)	2.6	3.4
Weighted-average discount rate
Operating leases	5.5%	5.0%
Finance leases	4.4%	4.3%
The components of lease expense are as follows (in thousands):

	Classification in Unaudited Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Operating lease cost[1]	Occupancy and equipment	$9,547	$9,348	$26,145	$26,194
Finance lease cost
Amortization on ROU assets	Occupancy and equipment	$326	$326	$979	$979
Interest on lease liabilities	Interest expense	$40	$53	$131	$169
__________________________
1Short-term lease expense was not material for the three and nine months ended September 30, 2024 and 2023.

The following table shows the Company’s maturity analysis of its operating and finance lease liabilities (in thousands):

	September 30, 2024
	Operating leases	Finance leases
2024 (excluding the nine months ended September 30, 2024)	$8,350	$496
2025	31,881	1,448
2026	24,580	1,290
2027	23,203	627
2028	16,902	—
Thereafter	84,405	—
Total	$189,321	$3,861
Interest	(40,719)	(225)
Total	$148,602	$3,636
The following table shows cash flow information related to lease liabilities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Cash paid for amounts included in the measurement of lease liabilities	2024	2023	2024	2023
Operating cash flows from operating lease liabilities	$9,305	$9,683	$27,518	$27,772
Operating cash flows from finance lease liabilities	$40	$53	$131	$169
Financing cash flows from finance lease liabilities	$322	$309	$955	$916

25.    Current Expected Credit Losses (CECL)
The allowance for credit losses reflects management’s current estimate of potential credit losses related to the receivable balances included in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. See Note 3—“Summary of Significant Accounting Policies” for further discussion of the CECL reserve methodology.
As required, any subsequent changes to the allowance for credit losses are included in “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2024 and 2023, the Company recorded changes in the allowance for credit losses as follows (in millions):

	Accrued commissions and other receivables, net	Loans, forgivable loans and other receivables from employees and partners, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, July 1, 2024	$6.0	$—	$21.7	$27.7
Current-period provision for expected credit losses	0.1	—	(0.2)	(0.1)
Ending balance, September 30, 2024	$6.1	$—	$21.5	$27.6

	Accrued commissions and other receivables, net	Loans, forgivable loans and other receivables from employees and partners, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, January 1, 2024	$5.0	$2.3	$18.9	$26.2
Current-period provision for expected credit losses	1.1	—	2.6	3.7
Release of allowance for expected credit losses	$—	$(2.3)	$—	$(2.3)
Ending balance, September 30, 2024	$6.1	$—	$21.5	$27.6

	Accrued commissions and other receivables, net	Loans, forgivable loans and other receivables from employees and partners, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, July 1, 2023	$5.1	$2.4	$11.0	$18.5
Current-period provision for expected credit losses	(0.2)	(0.2)	2.0	1.6
Ending balance, September 30, 2023	$4.9	$2.2	$13.0	$20.1

	Accrued commissions and other receivables, net	Loans, forgivable loans and other receivables from employees and partners, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, January 1, 2023	$5.4	$2.5	$7.0	$14.9
Current-period provision for expected credit losses	$(0.5)	$(0.3)	$6.0	$5.2
Ending balance, September 30, 2023	$4.9	$2.2	$13.0	$20.1
For the three and nine months ended September 30, 2024, there was an increase of $0.1 million and $1.1 million, respectively, in the allowance for credit losses against “Accrued commissions and other receivables, net” due to the updated macroeconomic assumptions, bringing the allowance for credit losses recorded pertaining to “Accrued commissions and other receivables, net” to $6.1 million as of September 30, 2024. For the three and nine months ended September 30, 2023, there was a decrease of $0.2 million and $0.5 million, respectively, in the allowance for credit losses against “Accrued commissions and other receivables, net.”

For the three months ended September 30, 2024, there was no change in the allowance for credit losses against “Loans, forgivable loans and other receivables from employees and partners, net.” For the nine months ended September 30, 2024, there was a decrease of $2.3 million in the allowance for credit losses pertaining to “Loans, forgivable loans and other receivables from employees and partners, net” as a result of the release of allowance for expected credit losses. For the three and nine months ended September 30, 2023, there was a decrease of $0.2 million and $0.3 million in the allowance for credit losses against “Loans, forgivable loans and other receivables from employees and partners, net.”
For the three and nine months ended September 30, 2024, there was a decrease of $0.2 million and an increase of $2.6 million, respectively, in the allowance for credit losses against “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” which reflected the downward credit rating migration of certain unsettled trades related to Russia’s Invasion of Ukraine, bringing the allowance for credit losses recorded pertaining to “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” to $21.5 million as of September 30, 2024. For the three and nine months ended September 30, 2023, there was an increase of $2.0 million and $6.0 million, respectively, in the CECL reserve recorded pertaining to “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” which reflected the downward credit rating migration of certain unsettled trades related to Russia’s Invasion of Ukraine.
26.    Subsequent Events
Third Quarter 2024 Dividend
On October 30, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the third quarter of 2024, payable on December 4, 2024 to BGC Class A and Class B common stockholders of record as of November 21, 2024.
Repayment of BGC Group and BGC Partners 3.750% Senior Notes
On October 1, 2024, the Company repaid in full the $255.5 million outstanding aggregate principal amount of BGC Group 3.750% Senior Notes and the $44.5 million outstanding aggregate principal amount of BGC Partners 3.750% Senior Notes, plus accrued interest in each case.
Revolving Credit Agreement
On October 1, 2024, the Company borrowed $200.0 million under the Revolving Credit Agreement.
BGC Credit Agreement
On October 1, 2024, Cantor repaid in full to the Company the outstanding principal of $150.0 million borrowed from the Company under the BGC Credit Agreement.
Acquisition of Sage Energy Partners
On October 1, 2024, the Company completed the acquisition of Sage Energy Partners, an energy and environmental brokerage firm. The Company is in the process of analyzing the purchase price consideration and the impact of the acquisition on its financial statements. The Company concluded that, due to the limited amount of time since the date of this transaction, in accordance with U.S. GAAP it is impracticable to provide certain disclosures required for a business combination at the time of this filing as the Company is still gathering information necessary to provide the disclosures.
Acquisition agreement for OTC Global
On October 22, 2024, the Company announced that it had executed a definitive agreement to acquire OTC Global. The closing of the acquisition of OTC Global is subject to customary closing conditions, including the receipt of applicable regulatory approvals.
Share Repurchase Program Authorization
On October 30, 2024, the BGC Group Board and Audit Committee re-approved BGC Group’s share repurchase authorization in an amount up to $400.0 million.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read together with our unaudited Condensed Consolidated Financial Statements and notes to those statements, as well as the cautionary statements relating to forward-looking statements included in this report.
The objective of this Management’s Discussion and Analysis is to allow investors to view the Company from management’s perspective, considering items that have had and could have a material impact on future operations. This discussion summarizes the significant factors affecting our results of operations and financial condition as of and during the three and nine months ended September 30, 2024 and 2023. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this report.
OVERVIEW AND BUSINESS ENVIRONMENT
We are a leading global marketplace, data, and financial technology services company that specializes in the trade execution of a broad range of products, including fixed income securities such as government bonds, corporate bonds, and other debt instruments, as well as related interest rate derivatives and credit derivatives. Additionally, we provide brokerage services across foreign exchange, energy, commodities, shipping, equities, and futures and options. Our business also provides network and connectivity solutions, market data and related information services, trade compression and other post-trade services.
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
As of September 30, 2024, we had 2,121 brokers, salespeople, managers, technology professionals and other front-office personnel across our businesses.
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
FMX
FMX includes the world’s fastest growing cash U.S. Treasuries marketplace, FMX UST, and its spot foreign exchange platform, FMX FX, along with its newly launched U.S. interest rate futures exchange. FMX is challenging the CME’s leading position in U.S. interest rate futures, cash U.S. Treasuries and spot foreign exchange.
In January 2024, FMX received CFTC approval to operate an exchange for U.S. interest rate futures products, the most widely traded futures contracts in the world.
The FMX Equity Partners contributed $171.7 million between April 23, 2024 and April 24, 2024 into FMX in exchange for a 25.75% ownership interest at a post-money equity valuation of $666.7 million. The FMX Equity Partners received an additional 10.3% of equity ownership subject to driving trading volumes and meeting certain volume targets across the FMX ecosystem.
On September 23, 2024 FMX Futures Exchange launched the trading of SOFR futures, the largest notional futures contract in the world. The FMX Futures Exchange launched with five FCMs, Goldman Sachs, J.P. Morgan, Marex, RBC, and Wells Fargo. FMX expects to connect an additional five to ten of the largest FCMs for the launch of U.S. Treasury futures in the first quarter of 2025.
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
Revenues in our Fenics businesses increased 13.3%, to $142.1 million, and 9.7%, to $428.7 million, for the three and nine months ended September 30, 2024, respectively, as compared to the prior year periods.
Within our Fenics businesses, Fenics Markets revenue grew 9.2%, to $116.8 million, in the third quarter of 2024 as compared to the prior year period. Fenics Markets growth was driven by higher electronic volumes across Rates and Foreign Exchange.
Fenics Growth Platforms revenue grew 37.3%, to $25.3 million, in the third quarter of 2024, as compared to the prior year period, primarily driven by FMX, PortfolioMatch and Lucera. Collectively, our newer Fenics Growth Platform offerings are not yet fully up to scale, but continue to grow at a leading rate compared with other electronic trading platforms. Over time, we expect these new products and services to become profitable, high-margin businesses as their scale and revenues increase, all else equal.
We continue to invest in our Fenics Growth Platforms, and notable highlights for the third quarter of 2024 include:
•FMX UST generated record ADV of $53 billion for the third quarter, up 40% from third quarter of 2023. This translated into 29.4% market share for the third quarter, compared to 25.3% a year ago.
•FMX FX average daily volumes improved by over 38% compared to last year on record ADV of over $9 billion. FMX FX continues to outperform and grow its market share in the enormous global foreign exchange market.
•PortfolioMatch U.S. credit volumes increased more than 150% and its European volumes were up over nine-fold compared to last year.
•Lucera, our network business providing critical real-time trading infrastructure to the capital markets, grew its revenue by over 34%. Lucera is leveraging its strength in the FX markets and expanding across the Rates landscape.
Total revenues from our high-margin Data, network and post-trade business, which is predominately comprised of recurring revenue, increased by 17.5%, to $32.7 million, and increased by 15.2%, to $94.4 million, for the three and nine months ended September 30, 2024, respectively, as compared to the prior year periods.
Data, network and post-trade revenue growth for the third quarter of 2024 was driven by strong subscription-based revenue growth across Fenics Market Data and Lucera.

Acquisitions
On October 22, 2024, the Company announced that it had executed a definitive agreement to acquire OTC Global. At the closing of the proposed acquisition of OTC Global, which is expected to close by the end of the first quarter of 2025, the Company expects to acquire OTC Global in a substantially all cash transaction. The closing of the proposed acquisition of OTC Global is subject to customary closing conditions, including the receipt of applicable regulatory approvals.
On October 1, 2024, the Company completed the acquisition of Sage Energy Partners, an energy and environmental brokerage firm. This acquisition will expand BGC’s energy brokerage services in the U.S. and support BGC’s global growth efforts across ECS.
Both the Sage Energy Partners acquisition and the anticipated acquisition of OTC Global are expected to be immediately accretive.
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
Brands and Trademarks
Amerex, Aurel, Aurel BGC, Capitalab, Caventor, CBID, Conticap, CreditMatch, BGC, BGC Group, BGC Partners, BGC Trader, ELX, Euro Brokers, Fenics, Fenics.com, Fenics Markets Xchange, Fenics Digital, Fenics UST, Fenics FX, Fenics Repo, Fenics Direct, Fenics MID, Fenics MD, Fenics Market Data, Fenics GO, Fenics PortfolioMatch, FMX, FMX Futures, FMX Markets Xchange, FMX UST, FMX FX, FMX Repo, GFI, GFI Ginga, kACE2, Lake Securities, Latium Capital, LumeFX, LumeMarkets, Lucera, Martin Brokers, Maxcor, Matchbox, Mint, MIS Brokers, Perimeter Markets Inc., Poten & Partners, RP Martin, Tower Bridge, Sage, Sunrise Brokers, Swaptioniser and VolumeMatch are among the trademarks/service marks and/or registered trademarks/service marks of BGC Group and/or its affiliates in the U.S. and/or other jurisdictions.
Other Matters
In February 2022, the U.S., U.K., EU, and other countries imposed sanctions on Russian counterparties, and as a result BGC has ceased trading with those clients. The Company derived less than 1% of total revenue from its Moscow branch and sanctioned Russian counterparties. During the three and nine months ended September 30, 2024, the Company reserved no losses and $4.0 million, respectively, in connection with unsettled trades and receivables with sanctioned Russian entities. During the three and nine months ended September 30, 2023, the Company reserved $2.0 million and $6.0 million, respectively, in connection with unsettled trades and receivables with sanctioned Russian entities.
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

On July 1, 2021, the OECD released a statement on the Two-Pillar Solution to Address the Tax Challenges Arising From the Digitalization of the Economy, reflecting the agreement of 130 of the member jurisdictions of the Inclusive Framework on some key parameters with respect to Pillars I and II. The objective is to introduce a global minimum tax rate of 15% applicable to multinational groups with global book revenue in excess of EUR 750 million. The tax has the effect of increasing the ETR to 15% in jurisdictions where the ETR calculated under the GloBE Rules is under 15%. In December 2022, the Council of the EU unanimously adopted the EU Minimum Tax Directive, which would require member states to implement these rules. Due to complexities in applying the legislation and calculating income under the GloBE Rules, the detailed quantitative impact of the enacted or substantively enacted legislation is not yet reasonably estimable. Management performed an analysis of the potential impact of the Pillar Two provisions on its multinational activities. Based on that analysis, management does not believe that the Pillar Two tax regime will result in a material increase to its tax expense. Management will continue to evaluate the potential impact the Pillar Two Framework may have on the future results of operations and financial condition.
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
During the fourteen years between 2008 and 2022, BGC and the entire financial service industry’s trading volumes were constrained by low interest rates and quantitative easing. Manufactured zero and near-zero interest rates caused the breakdown and disappearance of the historic correlation between issuance and trading volume growth. The change in central bank monetary policies away from zero interest rates, following the highest inflation in decades, together with meaningful interest rates set the stage for a resurgence in secondary market trading volumes for rates, credit and foreign exchange.We believe the return of this strong positive correlation in the current macro trading environment, which has meaningful interest rates and issuance that is multiples above 2008 levels, positions BGC to benefit and drive its trading volumes, revenue and profitability higher for the foreseeable future.

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
In addition to regulations in the U.S., legislators and regulators in Europe have crafted similar rules: MiFID II, which made sweeping changes to market infrastructure, European Market Infrastructure Regulation, which focused specifically on derivatives, and Capital Requirements Directive IV for prudential standards. Over the past few years, European policymakers have launched various reviews of post-financial crisis legislation, leading to legislative updates such as EMIR Regulatory Fitness and Performance and CRD V. In May 2019, the European Securities Market Authority produced a report on proposals to further enhance the harmonization and standardization of derivatives reporting under EMIR, known as EMIR Refit. These proposals require significant changes to the content and format of trade and transaction reporting systems across the industry. The go-live date for these changes was April 29, 2024 for Europe and was September 30, 2024 for the U.K. We are in compliance with the reporting enhancements. Furthermore, regulators have introduced a new prudential regime tailored specifically to investment firms such as our firm – the Investment Firm Review. These rules continue to alter the environment in which we operate. We note that various internal and external factors have made the EU more rigid in its regulatory approach to non-EU countries, which could impact the ease with which the global financial system is connected.

By the end of 2024, a new European Commission is expected to take office which may, over the course of its five-year mandate, introduce new legislative proposals for the Financial Services Sector and change the Brexit landscape for EU and U.K. financial firms alike. We are unable to predict how any of these new laws and proposed rules and regulations in the U.S., the EU or the U.K. will be implemented or in what form, or whether any additional or similar changes to statutes or rules and regulations, including the interpretation or implementation thereof or a relaxation or other amendment of existing rules and regulations, will occur in the future. Any such action could affect us in substantial and unpredictable ways, including important changes in market infrastructure, increased reporting costs and a potential rearrangement in the sources of available revenue in a more transparent market. Certain enhanced regulations could subject us to the risk of fines, sanctions, enhanced oversight, increased financial or capital requirements and additional restrictions or limitations on our ability to conduct or grow our businesses, and could otherwise have an adverse effect on our businesses, financial condition, results of operations and prospects. We believe that uncertainty and potential delays around the final form of such new rules and regulations may negatively impact our customers and trading volumes in certain markets in which we transact, although a relaxation of existing rules and requirements could potentially have a positive impact in certain markets. Increased capital requirements may also diminish transaction velocity.
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
On October 25, 2024, the SEC adopted rule amendments and a new rule to improve the resilience and recovery and wind-down planning of covered clearing agencies. The rule amendments establish new requirements regarding a covered clearing agency’s collection of intraday margin as well as a covered clearing agency’s reliance on substantive inputs to its risk-based margin model. The new rule prescribes requirements for the contents of a covered clearing agency’s recovery and wind-down plan. The full impact of this change, whether positive or negative, on our industry, our clients or us is unknown at this time.

On February 6, 2024, the SEC adopted under Exchange Act Rules 3a5-4 and 3a44-2, which expanded the definitions of “dealer” and “government securities dealer” under the Exchange Act to cover additional market participants engaged in liquidity-providing activities. The final rules were published in the Federal Register on February 29, 2024, are effective as of April 29, 2024 with a compliance deadline one year later on April 29, 2025. These rules provide a new standard for determining what it means for a person's securities activities to be conducted “as a part of a regular business” within the definitions of “dealer” and “government securities dealer,” essentially capturing market participants who regularly express trading interest on both sides of the market and earn revenue primarily from bid-ask spreads. This new standard requires such market participants to register as dealers if they meet the criteria. This may have an impact on some of our clients; however, it is not expected to materially affect us or our operational workflows.
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
Additionally, there has been an increase in acquisitions of OTC trading platforms by exchanges and electronic marketplaces, such as ICE buying BondPoint and TMC Bonds, Deutsche Börse buying 360T, CBOE buying Hotspot, MarketAxess buying LiquidityEdge, Tradeweb buying Nasdaq’s U.S. Fixed Income Electronic Trading Platform, r8fin and ICD, LSEG acquiring Quantile, etc. We view the recent consolidation in the industry favorably, as we expect it to provide additional operating leverage to our businesses in the future.
Growth Drivers
As a wholesale intermediary in the financial services industry, our businesses are driven primarily by secondary trading volumes in the markets in which we broker, the size and productivity of our front-office personnel, regulatory issues, and the percentage of our revenues we are able to generate by Fully Electronic means. BGC’s revenues tend to have low correlation in the short- and medium-term with global bank and broker-dealer sales and trading revenues, which reflect bid-ask spreads and mark-to-market movements, as well as industry volumes in both the primary and secondary markets.
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
During the three months ended September 30, 2024, industry volumes were generally higher across Rates, ECS, FX, Credit, and Equities compared to the prior year period. BGC’s brokerage revenues were up by 15.1% year-on-year in the quarter, reflecting broad-based growth across all geographies and strong double-digit revenue growth across BGC’s three largest asset classes, Rates, ECS and FX.
Below is an expanded discussion of the volume and growth drivers of our various brokerage product categories.
Rates Volumes and Volatility
Our Rates business is influenced by a number of factors, including global sovereign issuances, interest rates, central bank policies, secondary trading and the hedging of these sovereign debt instruments. The amount of global sovereign debt outstanding remains at historically high levels; the level of secondary trading and related hedging activity was higher during the third quarter of 2024 compared to the prior year period. According to Bloomberg and the Federal Reserve Bank of New York, the Primary Dealer average daily volume of U.S. Government Securities was up 26% compared to the prior year period. Over the same time period, listed products on CME were up 36%, while OTC interest rate derivative volumes traded on SEF were up 41% compared to the third quarter of 2023, according to Clarus Financial Technology. In comparison, our overall Rates revenues were up 19.6%, as compared to a year earlier, to $174.3 million.
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
Overall, analysts and economists expect the absolute level of sovereign debt outstanding to remain at elevated levels for the foreseeable future as governments finance their future deficits and roll over their sizable existing debt. Additionally, yields on government bonds have steadily increased in 2022 and 2023, which gave rise to increased volatility and higher demand to hedge interest rate exposure. Recent and potential future monetary policy changes by major central banks have given rise to higher levels of interest rate trading activity and are expected to provide continued tailwinds to our Rates business.
ECS Volumes
ECS volumes were higher during the third quarter of 2024 compared to the prior year period. CME and ICE energy futures and options volumes were up 21% and 23%, respectively, compared to the prior year period. In comparison, BGC’s ECS revenues increased 21.3%, compared to the prior year period, to $112.9 million.
Foreign Exchange Volumes and Volatility
Global FX volumes were higher during the third quarter of 2024. Volumes for CME EBS spot FX was up 23%, while Euronext FX was up 17%, during the quarter compared to the prior year period. In comparison, our overall FX revenues increased by 15.4%, compared to the prior year period, to $92.1 million.

Credit Volumes
Our Credit business is impacted by the level of global corporate bond issuance and interest rates. Credit volumes were higher during the third quarter of 2024 compared to the prior year period. FINRA TRACE average daily volume for U.S. Investment Grade was up 38% and U.S. High Yield was up 25% according to Bloomberg. In comparison, our overall Credit revenues increased by 6.7%, compared to the prior year period, to $68.0 million.
Equities Volumes
Global equity volumes were generally higher during the third quarter of 2024 compared to the prior year period. According to the Securities Industry and Financial Markets Association, or SIFMA, the average daily volume of U.S. cash equities traded was up 10% as compared to a year earlier. Over the same timeframe, Eurex average daily volumes of equity and equity index derivatives were up 4%, and according to the OCC, the average daily volume of U.S. options was up 12%. BGC’s equity business primarily consists of equity derivatives. Our overall revenues from Equities increased by 1.3%, compared to the prior year period, to $53.3 million.
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
As of September 30, 2024, our front-office headcount was 2,121 brokers, salespeople, managers, technology professionals and other front-office personnel, up 4.2% from 2,036 a year ago. Compared to the prior year, average revenue per front-office employee for the three months ended September 30, 2024, increased by 10.6%, to $0.3 million.
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

FINANCIAL HIGHLIGHTS
For the three months ended September 30, 2024 compared to the three months ended September 30, 2023
Income from operations before income taxes was $19.7 million compared to $23.9 million in the prior year period.
Total revenues increased $78.4 million compared to the prior year period, or 16.2%, to $561.1 million, largely due to growth of 15.1% in our brokerage revenues, driven by strong growth across each of our asset classes:
•Rates increased $28.6 million, or 19.6%;
•ECS increased $19.8 million, or 21.3%;
•FX increased $12.3 million, or 15.4%;
•Credit increased $4.3 million, or 6.7%; and
•Equities increased $0.7 million, or 1.3%.
In addition, there was an increase of $4.9 million, or 17.5%, in Data, network and post-trade revenues, primarily driven by strong subscription-based revenue growth across Fenics Market Data and our Lucera network business. Furthermore, there was an increase of $6.8 million in Interest and dividend income, primarily driven by income earned on borrowings by Cantor under the BGC Credit Agreement, employee loans and government bonds. The increase in BGC revenues also reflects broad-based growth across all geographies – the Americas, EMEA, and APAC grew by 19.0%, 16.5%, and 8.3%, respectively.
Total expenses increased $83.1 million, or 17.9%, to $548.0 million. There was a $54.6 million increase in total compensation expenses primarily driven by an increase in equity-based compensation and higher commission revenues on variable compensation. The $28.5 million increase in non-compensation expenses was primarily driven by increases in consulting and other professional fees, increases in Occupancy and equipment related to costs for exiting a lease and software licenses, and increases in Interest expense related to the BGC Group 6.600% Senior Notes issued June 10, 2024. These higher interest expenses were partially offset by lower interest due to the repayment in full of the BGC Partners 5.375% Senior Notes on July 24, 2023. Overall, the higher interest expense was more than offset by higher interest income during the period.
For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023:
Income from operations before income taxes of $146.0 million compared to $25.8 million for the same period in the prior year.
Total revenues increased $181.8 million, or 12.1%, to $1,690.5 million, largely due to growth of 11.0% in our brokerage revenues:
•ECS increased $67.7 million, or 24.0%,
•Rates increased $60.8 million, or 13.4%;
•FX increased $27.6 million, or 11.6%;
•Credit increased $5.9 million, or 2.7%; and
•Equities decreased $10.6 million, or 5.9%.
In addition, there was an increase of $12.5 million, or 15.2%, in Data, network and post-trade revenues, primarily driven by strong revenue growth across Fenics Market Data, our Lucera network business and our Capitalab post-trade business, as a result of expanding both our client base and our offerings. Furthermore, there was an increase of $15.0 million in Interest and dividend income, primarily driven by income earned on money market funds, government bonds, borrowings by Cantor under the BGC Credit Agreement, and employee loans.
Total expenses increased $105.7 million, or 7.1%, to $1,596.3 million. There was a $61.1 million increase in total compensation expenses, which was primarily driven by higher commissionable revenues on variable compensation, and an increase in headcount. These higher compensation expenses were partially offset by a $29.3 million decrease in equity-based compensation, which was primarily a result of a $60.9 million charge for the redemption of certain non-exchangeable limited partnership units in connection with the issuance of shares of BGC Group Class A common stock and the accompanying tax payments related to the Corporate Conversion in the nine months ended September 30, 2023. The $44.5 million increase in non-compensation expenses was primarily driven by increases in Interest expense related to the BGC Partners 8.000% Senior Notes issued on May 24, 2023, the BGC Group 6.600% Senior Notes issued June 10, 2024, and borrowings on both the Revolving Credit Agreement and BGC Credit Agreement. These higher interest expenses were partially offset by lower interest due to the repayment in full of the BGC Partners 5.375% Senior Notes on July 24, 2023.

Total other income (losses), net increased $44.0 million, to $51.7 million, which was largely driven by a $36.6 million unrealized gain recorded in the nine months ended September 30, 2024 related to fair value adjustments on investments carried under the measurement alternative.
RESULTS OF OPERATIONS
The following table sets forth our unaudited Condensed Consolidated Statements of Operations data expressed as a percentage of total revenues for the periods indicated (dollar amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$407,095	72.6%	$350,305	72.5%	$1,217,348	72.1%	$1,076,313	71.4%
Principal transactions	93,551	16.7	84,725	17.6	304,839	18.0	294,537	19.5
Total brokerage revenues	500,646	89.3	435,030	90.1	1,522,187	90.1	1,370,850	90.9
Fees from related parties	5,106	0.9	3,723	0.8	14,170	0.8	11,742	0.8
Data, network and post-trade	32,661	5.8	27,797	5.8	94,376	5.6	81,919	5.4
Interest and dividend income	16,944	3.0	10,150	2.1	43,853	2.6	28,836	1.9
Other revenues	5,754	1.0	5,994	1.2	15,900	0.9	15,294	1.0
Total revenues	561,111	100.0	482,694	100.0	1,690,486	100.0	1,508,641	100.0
Expenses:
Compensation and employee benefits	271,307	48.4	233,087	48.2	834,139	49.4	743,688	49.3
Equity-based compensation and allocations of net income to limited partnership units and FPUs¹	85,690	15.2	69,268	14.4	247,978	14.7	277,285	18.4
Total compensation and employee benefits	356,997	63.6	302,355	62.6	1,082,117	64.0	1,020,973	67.7
Occupancy and equipment	45,195	8.1	40,028	8.3	126,960	7.4	121,681	8.0
Fees to related parties	8,251	1.5	7,046	1.5	23,475	1.4	23,477	1.6
Professional and consulting fees	20,184	3.6	13,734	2.8	47,248	2.8	44,254	2.9
Communications	30,416	5.4	29,222	6.1	90,596	5.4	84,974	5.6
Selling and promotion	17,376	3.1	14,939	3.1	51,861	3.1	44,875	3.0
Commissions and floor brokerage	17,539	3.1	14,755	3.1	52,345	3.1	46,181	3.1
Interest expense	25,125	4.5	20,780	4.3	66,812	4.0	56,436	3.7
Other expenses	26,955	4.8	22,030	4.6	54,847	3.2	47,759	3.2
Total expenses	548,038	97.7	464,889	96.4	1,596,261	94.4	1,490,610	98.8
Other income (losses), net:
Gains (losses) on equity method investments	2,360	0.4	2,094	0.4	6,894	0.4	6,568	0.4
Other income (loss)	4,276	0.8	3,967	0.9	44,852	2.7	1,221	0.1
Total other income (losses), net	6,636	1.2	6,061	1.3	51,746	3.1	7,789	0.5
Income (loss) from operations before income taxes	19,709	3.5	23,866	4.9	145,971	8.6	25,820	1.7
Provision (benefit) for income taxes	5,996	1.1	5,314	1.1	46,042	2.7	8,308	0.5
Consolidated net income (loss)	$13,713	2.4%	$18,552	3.8%	$99,929	5.9%	$17,512	1.2%
Less: Net income (loss) from operations attributable to noncontrolling interest in subsidiaries	(1,034)	(0.2)	1,506	0.3	(1,856)	(0.1)	1,192	0.1
Net income (loss) available to common stockholders	$14,747	2.6%	$17,046	3.5%	$101,785	6.0%	$16,320	1.1%
____________________________
1The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (dollar amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and grants of exchangeability	$37,928	6.8%	$242	0.1%	$101,703	6.0%	$154,146	10.2%
Allocations of net income and dividend equivalents	1,286	0.2	1,137	0.2	3,624	0.2	4,154	0.3
LPU amortization	—	—	—	—	—	—	40,878	2.7
RSU, RSU Tax Account, and restricted stock amortization	46,476	8.3	67,889	14.1	142,651	8.5	78,107	5.2
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$85,690	15.3%	$69,268	14.4%	$247,978	14.7%	$277,285	18.4%
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Revenues
Brokerage Revenues
Total brokerage revenues increased by $65.6 million, or 15.1%, to $500.6 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Commission revenues increased by $56.8 million, or 16.2%, to $407.1 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Principal transactions revenues increased by $8.8 million, or 10.4%, to $93.6 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.
Our brokerage revenues from Rates increased by $28.6 million, or 19.6%, to $174.3 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, reflecting higher volumes across the business.
Our brokerage revenues from ECS increased by $19.8 million, or 21.3%, to $112.9 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, driven by strong organic growth across the energy complex and BGC’s leading environmental products.
Our FX revenues increased by $12.3 million, or 15.4%, to $92.1 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily driven by emerging markets products and higher G10 options volumes.
Our Credit revenues increased by $4.3 million, or 6.7%, to $68.0 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, led by Fenics’ PortfolioMatch and higher emerging market and European credit volumes.
Our brokerage revenues from Equities increased by $0.7 million, or 1.3%, to $53.3 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, driven by U.S. and European equity derivative volumes, partially offset by lower Asian equity derivative activity.
Fees from Related Parties
Fees from related parties increased by $1.4 million, or 37.1%, to $5.1 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. This was primarily driven by an increase in revenues in connection with services provided to Cantor.
Data, Network and Post-Trade
Data, network and post-trade revenues increased by $4.9 million, or 17.5%, to $32.7 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. This increase was driven by strong subscription-based revenue growth across Fenics Market Data and Lucera.

Interest and Dividend Income
Interest and dividend income increased by $6.8 million, or 66.9%, to $16.9 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. This was driven by an increase in interest income on borrowings by Cantor under the BGC Credit Agreement, employee loans, and government bonds, which were primarily driven by changing interest rates and larger balances.
Other Revenues
Other revenues remained flat at $5.8 million for both the three months ended September 30, 2024 and 2023.
Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense increased by $38.2 million, or 16.4%, to $271.3 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, which was primarily driven by higher commissionable revenues.
Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $16.4 million, or 23.7%, to $85.7 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. This was primarily driven by a $21.1 million compensation charge for the redemption of Newmark Holdings LPUs held by a former BGC executive officer, who is still employed by the Company, during the third quarter of 2024.
Occupancy and Equipment
Occupancy and equipment expense increased by $5.2 million, or 12.9%, to $45.2 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. This increase was primarily driven by an increase in software licenses and costs for consolidating BGC’s London office space.
Fees to Related Parties
Fees to related parties increased by $1.2 million, or 17.1%, to $8.3 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Fees to related parties are primarily allocations paid to Cantor for administrative and support services.
Professional and Consulting Fees
Professional and consulting fees increased by $6.5 million, or 47.0%, to $20.2 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, which was primarily driven by an increase in consulting and other professional services and fees.
Communications
Communications expense increased by $1.2 million, or 4.1%, to $30.4 million for the three months ended September 30, 2024 as compared to three months ended September 30, 2023, which was primarily driven by an increase in various terminal and line service costs across market data and communications.
Selling and Promotion
Selling and promotion expense increased by $2.4 million, or 16.3%, to $17.4 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, which was primarily driven by an increase in business related travel and client entertainment.

Commissions and Floor Brokerage
Commissions and floor brokerage expense increased by $2.8 million, or 18.9%, to $17.5 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, which was primarily driven by a higher number of trades in the three months ended September 30, 2024 and an increase in commission expense.
Interest Expense
Interest expense increased by $4.3 million, or 20.9%, to $25.1 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, which was primarily driven by interest expense related to the BGC Group 6.600% Senior Notes issued June 10, 2024, partially offset by no borrowings on the Revolving Credit Agreement during the three months ended September 30, 2024 as compared to $240.0 million of borrowings on the Revolving Credit Agreement during the three months ended September 30, 2023.
Other Expenses
Other expenses increased by $4.9 million, or 22.4%, to $27.0 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, which was primarily due to an increase in revaluation expense and Charity Day contributions expense, partially offset by a decrease in other provisions.
Other Income (Losses), Net
Gains (Losses) on Equity Method Investments
Gains (losses) on equity method investments increased by $0.3 million, or 12.7%, to $2.4 million for the three months ended September 30, 2024 as compared to a gain of $2.1 million for the three months ended September 30, 2023.
Other Income (Loss)
Other income (loss) increased by $0.3 million, or 7.8%, to $4.3 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, which was primarily due to an increase in other recoveries.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes increased by $0.7 million, or 12.8%, to $6.0 million of tax expense for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase was primarily driven by a one-time benefit in revaluation of deferred tax balances as a result of the Corporate Conversion in 2023 as well as change in the geographical and business mix of earnings, which can impact our consolidated effective tax rate from period-to-period.
Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries
Net income (loss) attributable to noncontrolling interest in subsidiaries decreased by $2.5 million, or 168.7%, to a loss of $1.0 million for the three months ended September 30, 2024 as compared to a gain of $1.5 million for the three months ended September 30, 2023.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Revenues
Brokerage Revenues
Total brokerage revenues increased by $151.3 million, or 11.0%, to $1,522.2 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. Commission revenues increased by $141.0 million, or 13.1%, to $1,217.3 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. Principal transactions revenues increased by $10.3 million, or 3.5%, to $304.8 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.
Our Rates revenues increased by $60.8 million, or 13.4%, to $515.4 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, reflecting higher volumes across the business, including interest rate derivatives and listed rates products.

Our ECS revenues increased by $67.7 million, or 24.0%, to $349.1 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, which was primarily driven by strong volume growth across our energy complex and our environmental products.
Our FX revenues increased by $27.6 million, or 11.6%, to $265.0 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, which was primarily driven by emerging market products and higher G10 options volumes.
Our Credit revenues increased by $5.9 million, or 2.7%, to $225.0 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. This increase was primarily driven by higher trading volumes across European and emerging markets credit products, offset by lower Asian credit activity.
Our brokerage revenues from Equities decreased by $10.6 million, or 5.9%, to $167.6 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, which was primarily due to lower equity derivative trading volumes, partially offset by higher cash equity activity.
Fees from Related Parties
Fees from related parties increased by $2.4 million, or 20.7%, to $14.2 million for the nine months ended September 30, 2024 as compared to the prior year, which was primarily driven by an increase in revenues in connection with services provided to Cantor, such as accounting, occupancy, and legal.
Data, Network and Post-Trade
Data, network and post-trade revenues increased by $12.5 million, or 15.2%, to $94.4 million for the nine months ended September 30, 2024 as compared to the same period in prior year. This increase was primarily driven by strong revenue growth across Lucera, Fenics Market Data, and our Capitalab post-trade business, as a result of expanding both our client base and our offerings.
Interest and Dividend Income
Interest and dividend income increased by $15.0 million, or 52.1%, to $43.9 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. This was primarily driven by an increase in interest income on money market funds, borrowings by Cantor under the BGC Credit Agreement, and employee loans, which were primarily driven by changing interest rates and larger balances.
Other Revenues
Other revenues increased by $0.6 million, or 4.0% to $15.9 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily driven by an increase in consulting income.
Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense increased by $90.5 million, or 12.2%, to $834.1 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, which was primarily driven by higher commissionable revenues, as well as an increase in newly hired brokers.
Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs decreased by $29.3 million, or 10.6%, to $248.0 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. This was primarily driven by the issuance of common stock and grants of exchangeability, which included a $60.9 million charge for the redemption of certain non-exchangeable limited partnership units in connection with the issuance of shares of BGC Class A common stock and the accompanying tax payments related to the Corporate Conversion, in the nine months ended September 30, 2023. The decrease was partially offset by compensation charges of $27.7 million and $21.1 million, respectively, for the acceleration of restricted stock awards and redemption of Newmark Holdings LPUs held by a former BGC executive officer, who is still employed by the Company, during the nine months ended September 30, 2024.

Occupancy and Equipment
Occupancy and equipment expense increased by $5.3 million, or 4.3%, to $127.0 million for both the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. This increase was primarily driven by an increase in software licenses and costs for consolidating BGC’s London office space.
Fees to Related Parties
Fees to related parties remained flat at $23.5 million for both the nine months ended September 30, 2024 and 2023.
Professional and Consulting Fees
Professional and consulting fees increased by $3.0 million, or 6.8%, to $47.2 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily driven by an increase in consulting and other professional services and fees.
Communications
Communications expense increased by $5.6 million, or 6.6%, to $90.6 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily driven by increases in various terminal and line service costs across market data and communications.
Selling and Promotion
Selling and promotion expense increased by $7.0 million, or 15.6%, to $51.9 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily driven by an increase in business related travel and client entertainment.
Commissions and Floor Brokerage
Commissions and floor brokerage expense increased by $6.2 million, or 13.3%, to $52.3 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, which was primarily driven by a higher number of trades in the nine months ended September 30, 2024.
Interest Expense
Interest expense increased by $10.4 million, or 18.4%, to $66.8 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily driven by interest expense related to the BGC Partners 8.000% Senior Notes issued on May 24, 2023, the BGC Group 6.600% Senior Notes issued June 10, 2024, and higher borrowings on both the Revolving Credit Agreement and BGC Credit Agreement, partially offset by a decrease in interest expense related to the BGC Partners 5.375% Senior Notes due to repayment in full on July 24, 2023.
Other Expenses
Other expenses increased by $7.1 million, or 14.8%, to $54.8 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, which was primarily due to an increase in revaluation expense, Charity Day contributions expense, and additional amortization expense related to new acquisitions, partially offset by a decrease in other provisions.
Other Income (Losses), net
Gains (Losses) on Equity Method Investments
Gains (losses) on equity method investments increased by $0.3 million, or 5.0%, to a gain of $6.9 million, for the nine months ended September 30, 2024 as compared to a gain of $6.6 million for the nine months ended September 30, 2023.

Other Income (Loss)
Other income (loss) increased by $43.6 million to a gain of $44.9 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily driven by a $36.6 million unrealized gain recorded related to fair value adjustments on investments carried under the measurement alternative, and an increase in other recoveries.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes increased by $37.7 million, or 454.2%, to $46.0 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. This increase was primarily driven by pre-tax earnings, a one-time benefit in revaluation of deferred tax balances due as a result of the Corporate Conversion in 2023, as well as change in geographical and business mix of earnings which can impact our consolidated effective tax rate from period to period.
Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries
Net income (loss) attributable to noncontrolling interest in subsidiaries decreased by $3.1 million, or 255.7%, to a loss of $1.9 million for the nine months ended September 30, 2024 as compared to a gain of $1.2 million for the nine months ended September 30, 2023.

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

	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Revenues:
Commissions	$407,095	$395,081	$415,172	$388,211	$350,305	$348,720	$377,288	$315,658
Principal transactions	93,551	98,439	112,849	73,563	84,725	94,883	114,929	82,169
Fees from related parties	5,106	4,643	4,421	4,226	3,723	4,062	3,957	3,896
Data, network and post-trade	32,661	30,812	30,903	29,551	27,797	27,000	27,122	25,063
Interest and dividend income	16,944	17,145	9,764	16,586	10,150	13,371	5,315	5,501
Other revenues	5,754	4,641	5,505	4,623	5,994	5,044	4,256	4,228
Total revenues	561,111	550,761	578,614	516,760	482,694	493,080	532,867	436,515
Expenses:
Compensation and employee benefits	271,307	271,990	290,842	248,915	233,087	243,387	267,214	181,671
Equity-based compensation and allocations of net income to limited partnership units and FPUs	85,690	66,207	96,081	78,093	69,268	126,644	81,373	89,332
Total compensation and employee benefits	356,997	338,197	386,923	327,008	302,355	370,031	348,587	271,003
Occupancy and equipment	45,195	40,959	40,806	41,062	40,028	40,488	41,165	40,197
Fees to related parties	8,251	8,009	7,215	9,172	7,046	7,991	8,440	7,377
Professional and consulting fees	20,184	12,805	14,259	16,144	13,734	14,819	15,701	24,286
Communications	30,416	30,172	30,008	29,169	29,222	27,813	27,939	26,237
Selling and promotion	17,376	17,714	16,771	17,009	14,939	15,320	14,616	14,461
Commissions and floor brokerage	17,539	17,414	17,392	15,342	14,755	16,161	15,265	13,591
Interest expense	25,125	21,551	20,136	20,795	20,780	19,914	15,742	14,788
Other expenses	26,955	13,334	14,558	26,519	22,030	13,221	12,508	26,695
Total expenses	548,038	500,155	548,068	502,220	464,889	525,758	499,963	438,635
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	—	—	—	—	—	—	(846)
Gains (losses) on equity method investments	2,360	2,744	1,790	2,584	2,094	2,412	2,062	2,158
Other income (loss)	4,276	1,814	38,762	14,765	3,967	(1,011)	(1,735)	2,415
Total other income (losses), net	6,636	4,558	40,552	17,349	6,061	1,401	327	3,727
Income (loss) from operations before income taxes	19,709	55,164	71,098	31,889	23,866	(31,277)	33,231	1,607
Provision (benefit) for income taxes	5,996	17,989	22,057	10,626	5,314	(9,067)	12,061	(1,991)
Consolidated net income (loss)	$13,713	$37,175	$49,041	$21,263	$18,552	$(22,210)	$21,170	$3,598
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	(1,034)	(653)	(169)	1,318	1,506	(2,506)	2,192	1,382
Net income (loss) available to common stockholders	$14,747	$37,828	$49,210	$19,945	$17,046	$(19,704)	$18,978	$2,216

The table below details our brokerage revenues by product category for the indicated periods (dollar amounts in thousands):

	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Brokerage revenue by product:
Rates	$174,313	$166,044	$175,085	$155,802	$145,703	$144,209	$164,737	$123,594
ECS	112,921	117,743	118,464	104,739	93,120	98,688	89,659	73,608
FX	92,076	88,946	84,023	77,226	79,795	77,527	80,158	71,868
Credit	68,000	69,381	87,592	65,642	63,747	65,806	89,549	68,067
Equities	53,336	51,406	62,857	58,365	52,665	57,373	68,114	60,690
Total brokerage revenues	$500,646	$493,520	$528,021	$461,774	$435,030	$443,603	$492,217	$397,827
Brokerage revenue by product (percentage):
Rates	34.7%	33.6%	33.2%	33.8%	33.5%	32.5%	33.5%	31.0%
ECS	22.6	23.9	22.4	22.7	21.4	22.2	18.2	18.5
FX	18.4	18.0	15.9	16.7	18.3	17.5	16.3	18.1
Credit	13.6	14.1	16.6	14.2	14.7	14.8	18.2	17.1
Equities	10.7	10.4	11.9	12.6	12.1	13.0	13.8	15.3
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Brokerage revenue by type:
Voice/Hybrid	$391,264	$387,101	$409,597	$360,536	$337,522	$345,478	$379,005	$313,994
Fully Electronic[1]	109,382	106,419	118,424	101,238	97,508	98,125	113,212	83,833
Total brokerage revenues	$500,646	$493,520	$528,021	$461,774	$435,030	$443,603	$492,217	$397,827
Brokerage revenue by product (percentage):
Voice/Hybrid	78.2%	78.4%	77.6%	78.1%	77.6%	77.9%	77.0%	78.9%
Fully Electronic[1]	21.8	21.6	22.4	21.9	22.4	22.1	23.0	21.1
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
____________________________
1Includes Fenics Integrated.
LIQUIDITY AND CAPITAL RESOURCES
Balance Sheet
Our balance sheet and business model are not capital intensive. Our assets consist largely of Cash and cash equivalents, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term capital (equity and notes payable) is held to support the less liquid assets and potential capital investment opportunities. Total assets as of September 30, 2024 were $4.4 billion, an increase of 38.0% as compared to December 31, 2023. The increase in total assets was driven primarily by an increase in Receivables from broker-dealers, clearing organizations, customers and related broker-dealers, Financial instruments owned, at fair value, Accrued commissions and other receivables, net and Loan receivable from related parties. We maintain a significant portion of our assets in Cash and cash equivalents and Financial instruments owned, at fair value, with Cash and cash equivalents as of September 30, 2024 of $563.5 million, and our Liquidity as of September 30, 2024 of $772.5 million. See “Liquidity Analysis” below for a further discussion of our Liquidity and a reconciliation to the most comparable GAAP financial measure. Our Financial instruments owned, at fair value, were $211.0 million as of September 30, 2024, compared to $45.8 million as of December 31, 2023.
As part of our cash management process, we may enter into Reverse Repurchase Agreements and other short-term investments, some of which may be with Cantor. As of both September 30, 2024 and December 31, 2023, there were no Reverse Repurchase Agreements outstanding. Our Repurchase Agreements as of September 30, 2024 were $2.0 million, which matured on October 1, 2024. We had no Repurchase Agreements as of December 31, 2023. As of both September 30, 2024 and December 31, 2023 there were no securities loaned outstanding.

At December 31, 2019, the Company completed the calculation of the one-time transition tax on the deemed repatriation of foreign subsidiaries’ earnings pursuant to the Tax Act and previously recorded a net cumulative tax expense of $28.6 million, net of foreign tax credits. During the second quarter of 2024, the Company settled its 2017 audit with the Internal Revenue Service which included the transition tax. The revised net cumulative transition tax expense is $25.3 million, net of foreign tax credits, resulting in a net adjustment of the payable balance by $3.3 million. An installment election can be made to pay the taxes over eight years with 40% paid in equal installments over the first five years and the remaining 60% to be paid in installments of 15%, 20% and 25% in years six, seven and eight, respectively. The cumulative remaining balance as of September 30, 2024 was $11.4 million.
On June 10, 2024, Cantor borrowed $180.0 million from the Company under the BGC Credit Agreement. On July 31, 2024, Cantor made a partial repayment of $18.0 million to the Company of the $180.0 million borrowed from the Company under the BGC Credit Agreement. On September 25, 2024, Cantor made an additional partial repayment of $12.0 million to the Company of the initial $180.0 million borrowed from the Company under the BGC Credit Agreement. As of September 30, 2024, Cantor had $150.0 million of borrowings outstanding from the Company under the BGC Credit Agreement. The Company recorded interest income related to the BGC Credit Agreement of $3.0 million and $3.8 million for the three and nine months ended September 30, 2024, respectively. The Company did not record any interest income related to the BGC Credit Agreement for the three and nine months ended September 30, 2023. As of September 30, 2024, the interest rate on this facility was 6.96%. On October 1, 2024, Cantor repaid in full the remaining $150.0 million of borrowings outstanding to the Company under the BGC Credit Agreement, plus accrued interest. See Note 13—“Related Party Transactions,” Note 17—“Notes Payable and Other Borrowings,” and Note 26—“Subsequent Events” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our BGC Credit Agreement with Cantor.
Additionally, in August 2013, the Audit Committee authorized us to invest up to $350.0 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including policies relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of both September 30, 2024 and December 31, 2023, we did not have any investments in the program.
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

As discussed below, our Liquidity remained strong at $772.5 million as of September 30, 2024, which can be used for share repurchases, dividends, new hires, tax payments, ordinary movements in working capital, and our continued investment in Fenics Growth Platforms. During the nine months ended September 30, 2024, we repurchased 26.3 million shares of BGC Class A common stock for aggregate consideration of $211.9 million, representing a weighted-average price per share of $8.07.
As of November 7, 2024, we have repurchased an additional 5.3 million shares of BGC Class A common stock during the fourth quarter for aggregate consideration of $50.0 million, representing a weighted-average price per share of $9.42.
On October 30, 2024, our Board declared a $0.02 dividend for the third quarter of 2024. Our current capital allocation priorities are to return capital to stockholders and to continue investing in the growth of our business.
Between April 23, 2024 and April 24, 2024, the FMX Equity Partners contributed $171.7 million into FMX.
Notes Payable and Other Borrowings
Unsecured Senior Revolving Credit Agreement
On March 12, 2024, the Company repaid in full the $240.0 million of borrowings then-outstanding under the Revolving Credit Agreement, which had been borrowed in 2023. On April 1, 2024, we borrowed $275.0 million under the Revolving Credit Agreement and used the proceeds from such borrowing, along with cash on hand, to repay the principal and interest related to all of the $275.0 million of borrowings outstanding under the BGC Credit Agreement. On June 10, 2024, we repaid in full the $275.0 million of borrowings outstanding under the Revolving Credit Agreement. Therefore, there were no borrowings outstanding under the Revolving Credit Agreement as of September 30, 2024. As of December 31, 2023, there were $240.0 million of borrowings outstanding under the Revolving Credit Agreement. For the three and nine months ended September 30, 2024, the Company recorded interest expense related to the Revolving Credit Agreement of $0.5 million and $8.4 million, respectively. For the three and nine months ended September 30, 2023, BGC Partners recorded interest expense related to the Revolving Credit Agreement of $3.7 million and $6.6 million, respectively.
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
On October 1, 2024, the Company borrowed $200.0 million under the Revolving Credit Agreement and such borrowings were outstanding as of November 7, 2024.
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
On March 12, 2024, the Company borrowed $275.0 million from Cantor under the BGC Credit Agreement and used the proceeds from such borrowing to repay the principal and interest related to all of the $240.0 million of borrowings outstanding under the Revolving Credit Agreement. On April 1, 2024, we repaid in full the principal and interest related to the $275.0 million of borrowings outstanding under the BGC Credit Agreement. As of September 30, 2024, there were no borrowings by the Company outstanding under the BGC Credit Agreement. As of December 31, 2023, there were no borrowings by BGC Partners or Cantor outstanding under this agreement. The Company did not record any interest expense related to the BGC Credit Agreement for the three months ended September 30, 2024. The Company recorded interest expense related to the BGC Credit Agreement of $1.1 million for the nine months ended September 30, 2024. The Company did not record any interest expense related to the BGC Credit Agreement for the three and nine months ended September 30, 2023. See “Liquidity and Capital Resources—Balance Sheet” herein, Note 13—“Related Party Transactions,” and Note 17—“Notes Payable and Other Borrowings” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our BGC Credit Agreement with Cantor.

5.375% Senior Notes due July 24, 2023
On July 24, 2018, BGC Partners issued an aggregate of $450.0 million principal amount of BGC Partners 5.375% Senior Notes. The BGC Partners 5.375% Senior Notes were general senior unsecured obligations of BGC Partners. On July 24, 2023, BGC Partners repaid the $450.0 million principal amount plus accrued interest on the BGC Partners 5.375% Senior Notes using the proceeds from the issuance of the BGC Partners 8.000% Senior Notes, cash on hand and borrowings under the Revolving Credit Agreement. We recorded interest expense related to the 5.375% Senior Notes of $1.7 million and $14.5 million for the three and nine months ended September 30, 2023, respectively.
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
3.750% Senior Notes due October 1, 2024
On October 11, 2019, BGC Partners filed a Registration Statement on Form S-4, which was declared effective by the SEC on October 24, 2019. On October 28, 2019, BGC Partners launched an exchange offer in which holders of the BGC Partners 3.750% Senior Notes, issued in a private placement on September 27, 2019, could exchange such notes for new registered notes with substantially identical terms. The exchange offer expired on December 9, 2019, and the tendered BGC Partners 3.750% Senior Notes were exchanged for new registered notes with substantially identical terms.
The outstanding aggregate principal amount of BGC Group 3.750% Senior Notes, which are general senior unsecured obligations of BGC Group, was $255.5 million as of September 30, 2024. There were no BGC Group 3.750% Senior Notes outstanding as of September 30, 2023. BGC Group recorded interest expense related to the BGC Group 3.750% Senior Notes of $2.6 million and $7.9 million, respectively, for the three and nine months ended September 30, 2024. BGC Group did not record interest expense related to the BGC Group 3.750% Senior Notes for the three and nine months ended September 30, 2023.
The outstanding aggregate principal amount of BGC Partners 3.750% Senior Notes, which are general senior unsecured obligations of BGC Partners, was $44.5 million as of September 30, 2024. The outstanding aggregate principal amount of BGC Partners 3.750% Senior Notes was $300.0 million as of September 30, 2023. BGC Partners recorded interest expense related to the BGC Partners 3.750% Senior Notes of $0.4 million and $3.0 million, respectively, for the three months ended September 30, 2024 and 2023. BGC Partners recorded interest expense related to the BGC Partners 3.750% Senior Notes of $1.3 million and $9.1 million, respectively, for the nine months ended September 30, 2024 and 2023.
The BGC Group 3.750% Senior Notes and the BGC Partners 3.750% Senior Notes matured on October 1, 2024. On October 1, 2024, the Company repaid the $255.5 million principal plus accrued interest on the BGC Group 3.750% Senior Notes and the $44.5 million principal plus accrued interest on the BGC Partners 3.750% Senior Notes using cash on hand and borrowings under the Revolving Credit Agreement.

See Note 13—“Related Party Transactions,” Note 17—“Notes Payable and Other Borrowings,” and Note 26—“Subsequent Events” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our 3.750% Senior Notes.
4.375% Senior Notes due December 15, 2025
On August 28, 2020, BGC Partners filed a Registration Statement on Form S-4, which was declared effective by the SEC on September 8, 2020. On September 9, 2020, BGC Partners launched an exchange offer in which holders of the BGC Partners 4.375% Senior Notes, issued in a private placement on July 10, 2020, could exchange such notes for new registered notes with substantially identical terms. The exchange offer expired on October 14, 2020, and the tendered BGC Partners 4.375% Senior Notes were exchanged for new registered notes with substantially identical terms.
The outstanding aggregate principal amount of BGC Group 4.375% Senior Notes, which are general senior unsecured obligations of BGC Group, was $288.2 million as of September 30, 2024. There were no BGC Group 4.375% Senior Notes outstanding as of September 30, 2023. BGC Group recorded interest expense related to the BGC Group 4.375% Senior Notes of $3.3 million and $10.0 million, respectively, for the three and nine months ended September 30, 2024. BGC Group did not record interest expense related to the BGC Group 4.375% Senior Notes for the three and nine months ended September 30, 2023.
The outstanding aggregate principal amount of BGC Partners 4.375% Senior Notes, which are general senior unsecured obligations of BGC Partners, was $11.8 million as of September 30, 2024. The outstanding aggregate principal amount of BGC Partners 4.375% Senior Notes was $300.0 million as of September 30, 2023. BGC Partners recorded interest expense related to the BGC Partners 4.375% Senior Notes of $0.1 million and $3.5 million, respectively, for the three months ended September 30, 2024 and 2023. BGC Partners recorded interest expense related to the BGC Partners 4.375% Senior Notes of $0.4 million and $10.3 million, respectively, for the nine months ended September 30, 2024 and 2023.
See Note 13—“Related Party Transactions” and Note 17—“Notes Payable and Other Borrowings” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our 4.375% Senior Notes.
8.000% Senior Notes due May 25, 2028
The outstanding aggregate principal amount of BGC Group 8.000% Senior Notes, which are general senior unsecured obligations of BGC Group, was $347.2 million as of September 30, 2024. There were no BGC Group 8.000% Senior Notes outstanding as of September 30, 2023. BGC Group recorded interest expense related to the BGC Group 8.000% Senior Notes of $7.1 million and $21.4 million, respectively, for the three and nine months ended September 30, 2024. BGC Group did not record interest expense related to the BGC Group 8.000% Senior Notes for the three and nine months ended September 30, 2023.
On August 21, 2024, the Company repurchased $0.5 million of outstanding principal, plus accrued interest, of BGC Partners 8.000% Senior Notes for $0.5 million. The outstanding aggregate principal amount of BGC Partners 8.000% Senior Notes, which are general senior unsecured obligations of BGC Partners, was $2.3 million as of September 30, 2024. The outstanding aggregate principal amount of BGC Partners 8.000% Senior Notes was $350.0 million as of September 30, 2023. BGC Partners recorded interest expense related to the BGC Partners 8.000% Senior Notes of $0.1 million and $7.2 million, respectively, for the three months ended September 30, 2024 and 2023. BGC Partners recorded interest expense related to the BGC Partners 8.000% Senior Notes of $0.2 million and $10.0 million, respectively, for the nine months ended September 30, 2024 and 2023.
See Note 13—“Related Party Transactions” and Note 17—“Notes Payable and Other Borrowings” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our 8.000% Senior Notes.
6.600% Senior Notes due June 10, 2029
On August 8, 2024, the Company filed a Registration Statement on Form S-4, which was declared effective by the SEC on August 23, 2024. On August 26, 2024, the Company launched an exchange offer in which holders of the BGC Group 6.600% Senior Notes, issued in a private placement on June 10, 2024, could exchange such notes for new registered notes with substantially identical terms. The exchange offer expired on September 27, 2024, and the tendered BGC Group 6.600% Senior Notes were exchanged for new registered notes with substantially identical terms.

The outstanding aggregate principal amount of BGC Group 6.600% Senior Notes, which are general senior unsecured obligations of BGC Group, was $500.0 million as of September 30, 2024. There were no BGC Group 6.600% Senior Notes outstanding as of September 30, 2023. BGC Group recorded interest expense related to the BGC Group 6.600% Senior Notes of $8.5 million and $10.4 million for the three and nine months ended September 30, 2024, respectively. BGC Group did not record interest expense related to the BGC Group 6.600% Senior Notes for the three and nine months ended September 30, 2023.
See Note 13—“Related Party Transactions” and Note 17—“Notes Payable and Other Borrowings” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding the BGC Group 6.600% Senior Notes.
Collateralized Borrowing
On April 8, 2019, BGC Partners entered into a $15.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.77% and matured on April 8, 2023, at which point the loan was repaid in full; therefore, there were no borrowings as of September 30, 2024 and December 31, 2023. BGC Partners did not record any interest expense related to this secured loan arrangement for the three months ended September 30, 2023.
On April 19, 2019, BGC Partners entered into a $10.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.89% and matured on April 19, 2023, at which point the loan was repaid in full; therefore, there were no borrowings as of September 30, 2024 and December 31, 2023. BGC Partners did not record any interest expense related to this secured loan arrangement for the three months ended September 30, 2023.
See Note 17—“Notes Payable and Other Borrowings” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our collateralized borrowings.
Weighted-average Interest Rate
For the three months ended September 30, 2024 and 2023, the weighted-average interest rate of our total Notes payable and other borrowings, which include our Revolving Credit Agreement, Company Debt Securities, BGC Credit Agreement, and collateralized borrowings, was 5.88% and 5.84%, respectively.
Short-term Borrowings
On August 22, 2017, BGC Partners entered into a committed unsecured loan agreement with Itau Unibanco S.A. The agreement provided for short-term loans of up to $4.0 million (BRL 20.0 million). Borrowings under this agreement bore interest at the Brazilian Interbank offering rate plus 3.20%. During June 2023, the borrowings under this agreement were repaid in full, and the loan was terminated. As of both September 30, 2024 and December 31, 2023, there were no borrowings outstanding under the agreement. BGC Partners recorded no interest expense related to the agreement for the three months ended September 30, 2023. BGC Partners recorded interest expense related to the agreement of $0.2 million for the nine months ended September 30, 2023.
On August 23, 2017, BGC Partners entered into a committed unsecured credit agreement with Itau Unibanco S.A. The agreement provided for an intra-day overdraft credit line up to $9.2 million (BRL 50.0 million). On August 20, 2021, the agreement was renegotiated, increasing the credit line to $11.0 million (BRL 60.0 million). On May 22, 2023 the agreement was renegotiated, increasing the credit line to $12.8 million (BRL 70.0 million). This agreement is renewable every 90 days and bears a fee of 1.32% per year. As of both September 30, 2024 and December 31, 2023, there were no borrowings outstanding under this agreement. The bank fees related to the agreement were nil for each of the three months ended September 30, 2024 and 2023. The bank fees related to the agreement were $0.1 million for each of the nine months ended September 30, 2024 and 2023.
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
On August 21, 2024, the Company repurchased $0.5 million of outstanding principal, plus accrued interest, of BGC Partners 8.000% Senior Notes for $0.5 million. As of September 30, 2024, the Company had $49.5 million remaining under its debt repurchase authorization.
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
As of September 30, 2024, the Company and its consolidated subsidiaries had $563.5 million of Cash and cash equivalents. The Company and its consolidated subsidiaries held securities worth $211.0 million within their Liquidity position as of September 30, 2024. As of September 30, 2024, the Company and its consolidated subsidiaries had $2.0 million of Repurchase Agreements.

Discussion of the nine months ended September 30, 2024
The table below presents our Liquidity Analysis as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
(in thousands)
Cash and cash equivalents	$563,467	$655,641
Financial instruments owned, at fair value	211,026	45,792
Repurchase agreements	(1,962)	—
Total	$772,531	$701,433
The $71.1 million increase in our Liquidity position from $701.4 million as of December 31, 2023 to $772.5 million as of September 30, 2024 was primarily related to a $165.2 million increase in Financial instruments owned, at fair value due to the Company purchasing treasury bills that mature on December 12, 2024 and had a carrying value of $148.6 million as of September 30, 2024. In September 2024, the Company purchased additional treasury bills that mature on December 31, 2024 and had a carrying value of $14.8 million as of September 30, 2024. Furthermore, Cash and cash equivalents decreased by $92.2 million. The Company received $171.7 million of contributions from the FMX Equity Partners, which the Company used to purchase $146.1 million of treasury bills. The remaining movement in the Cash and cash equivalents balance is primarily due to the issuance of an aggregate of $500.0 million principal amount of the BGC Group 6.600% Senior Notes, which were partially offset by the Company’s repayment of $240.0 million of borrowings on the Revolving Credit Agreement and Cantor borrowing $150.0 million from the Company under the BGC Credit Agreement, share repurchases of $212.2 million, ordinary movements in working capital, capitalized expenditures, tax payments, dividends, and our continued investment in Fenics Growth Platforms and cash flows used in operations.
Discussion of the nine months ended September 30, 2023
The table below presents our Liquidity Analysis as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
(in thousands)
Cash and cash equivalents	$559,587	$484,989
Reverse Repurchase Agreements	—	—
Financial instruments owned, at fair value	45,453	39,319
Total	$605,040	$524,308
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
CREDIT RATINGS
As of September 30, 2024, our public long-term credit ratings and associated outlooks were as follows:

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
CLEARING CAPITAL
In November 2008, we entered into the Clearing Capital Agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on our behalf. In June 2020, the Clearing Capital Agreement was amended to cover Cantor providing clearing services in all eligible financial products to us and not just U.S. Treasury and U.S. government agency securities. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to us, Cantor shall be entitled to request from us cash or other collateral acceptable to Cantor in the amount reasonably requested by Cantor under the Clearing Capital Agreement or Cantor will post cash or other collateral on our behalf for a commercially reasonable charge. On June 7, 2024, we amended the Clearing Capital Agreement to modify the rate charged by Cantor for posting margin in respect of trades cleared on behalf of the Company to a rate equal to Cantor’s cost of funding such margin through a draw on a third party credit facility provided to Cantor for which the use of proceeds is to finance clearinghouse margin deposits and related transactions. The Clearing Capital Agreement amendment also assigned BGC Partners’ rights and obligations thereunder to BGC Group.
During the three months ended September 30, 2024 and 2023, the Company was charged $1.4 million and $0.7 million, respectively, by Cantor for the cash or other collateral posted by Cantor on BGC’s behalf. During the nine months ended September 30, 2024 and 2023, the Company was charged $3.3 million and $1.5 million, respectively, by Cantor for the cash or other collateral posted by Cantor on BGC’s behalf. Cantor held cash or other property from the Company as collateral as of September 30, 2024 at a fair value of $148.6 million.
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
As of September 30, 2024, $717.5 million of net assets were held by regulated subsidiaries. As of September 30, 2024, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $396.3 million.
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
EQUITY
As of September 30, 2024, we had 375.4 million shares of BGC Class A common stock and 109.5 million shares of BGC Class B common stock outstanding. Additional disclosures regarding our accounting for stock transactions and unit redemptions are provided in Note 7—“Stock Transactions and Unit Redemptions” to the Company’s unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The weighted-average share counts, including securities that were anti-dilutive for our earnings per share calculations, for the three months ended September 30, 2024 were as follows (in thousands):

Three Months Ended September 30, 2024
Common stock outstanding[1]	473,435
RSUs and restricted stock (Treasury stock method)[2]	16,185
Other	5,217
Total	494,836
______________________________
1Common stock consisted of shares of BGC Class A common stock, shares of BGC Class B common stock and contingent shares of our Class A common stock for which all necessary conditions have been satisfied except for the passage of time. For the three months ended September 30, 2024, the weighted-average number of shares of BGC Class A common stock was 363.6 million, the weighted-average number of shares of BGC Class B common stock was 109.5 million, and the weighted-average number of contingent shares of our Class A common stock for which all necessary conditions have been satisfied except for the passage of time was 0.4 million.
2For the three months ended September 30, 2024, 16.2 million of potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended September 30, 2024 included 15.8 million of participating RSUs and 0.4 million of participating restricted shares of BGC Class A common stock. Also as of September 30, 2024, 61.5 million shares of contingent BGC Class A common stock, non-participating RSUs, and non-participating restricted shares of BGC Class A common stock were excluded from fully diluted EPS computations because the conditions for issuance had not been met by the end of the period. The contingent BGC Class A common stock is recorded as a liability and included in “Accounts payable, accrued and other liabilities” in our unaudited Condensed Consolidated Statements of Financial Condition as of September 30, 2024.

Registration Statements
Our effective March 2021 Form S-3 Registration Statement was originally filed on March 8, 2021, with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock from time to time on a delayed or continuous basis. As of September 30, 2024, the Company had not issued shares of BGC Class A common stock under the March 2021 Form S-3. We also entered into the July 2023 Sales Agreement, under which we agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. CF&Co is a wholly owned subsidiary of Cantor and an affiliate of BGC. For additional information on our CEO Program sales agreement, see Note 13—“Related Party Transactions” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Our effective 2019 Form S-4 Registration Statement was originally filed on September 13, 2019, with respect to the offer and sale of up to 20 million shares of BGC Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of September 30, 2024, the Company had issued an aggregate of 2.9 million shares of BGC Class A common stock under the 2019 Form S-4 Registration Statement.
Our effective DRIP Registration Statement was originally filed on June 24, 2011, with respect to the offer and sale of up to 10 million shares of BGC Class A common stock under the DRIP. As of September 30, 2024, the Company had issued 0.8 million shares of BGC Class A common stock under the DRIP.
Our effective Equity Plan Registration Statement was originally filed on July 3, 2023 with respect to the offer and sale of up to 600 million shares of BGC Class A common stock under the BGC Group Equity Plan. The BGC Group Equity Plan provides for a maximum of 600 million shares of BGC Class A common stock that may be delivered or cash settled pursuant to the exercise or settlement of awards granted under the BGC Group Equity Plan. As of September 30, 2024, the limit on the aggregate number of shares authorized to be delivered under the BGC Group Equity Plan allowed for the grant of future awards relating to 449.2 million shares of BGC Class A common stock.
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
As of September 30, 2024, the Company has issued 2.0 million shares of BGC Class A common stock, 0.2 million of RSUs and paid $54.4 million in cash related to such contingent payments.
As of September 30, 2024, there are 0.4 million shares of BGC Class A common stock, including contingent shares for which all necessary conditions have been satisfied except for the passage of time and which are included in our computation of basic EPS, as well as 0.5 million shares of BGC Class A common stock which will be issued if related targets are met and $3.8 million in cash which will be issued if related targets are met, net of forfeitures and other adjustments.

LEGAL PROCEEDINGS
On August 10, 2023, the shareholder derivative suit concerning our 2017 acquisition of Berkeley Point (as described in our Annual Report on Form 10-K for the year ended December 31, 2023) was fully and finally decided in favor of the defendants, with the Delaware Chancery Court issuing a post-trial decision denying the plaintiffs’ causes of action and finding that the transaction was entirely fair to our shareholders and the Delaware Supreme Court affirming that result.
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
Other legal proceedings
On February 16, 2024, an alleged Company shareholder, Martin J. Siegel, filed a putative class action lawsuit against Cantor Fitzgerald, LP and Howard W. Lutnick in the Delaware Court of Chancery, asserting that the Corporate Conversion was unfair to Class A shareholders of BGC Partners, Inc. because it increased Cantor’s percentage voting control over the Company. The suit is captioned Martin J. Siegel v. Cantor Fitzgerald, LP, C.A. 2024-0146-LWW. Defendants moved to dismiss the complaint on April 22, 2024. That motion has been fully briefed and will be heard by the Court on January 9, 2025. While the lawsuit is in its early stages and does not name the Company as a party, the Company believes the action lacks merit.
CERTAIN RELATED PARTY TRANSACTIONS
Transactions with Executive Officers and Directors
On October 7, 2024, the Compensation Committee approved the redemption of 327,127 non-exchangeable Newmark Holdings LPUs and 30,285 non-exchangeable Newmark Holdings PLPUs with a determination amount of $278,258, held by Mr. Windeatt. In connection with this redemption, Mr. Windeatt received 271,362 shares of Newmark Class A common stock (239,428 Newmark Holdings LPUs multiplied by the then-current Exchange Ratio) and a cash payment of $251,128 (27,332 Newmark Holdings PLPUs). The remaining 31,700 of Newmark Holdings LPUs and 2,953 Newmark Holdings PLPUs with a determination amount of $27,130, were redeemed for zero in connection with Mr. Windeatt’s LLP status.
On August 8, 2024, Mr. Richards sold 13,063 shares of Class A common stock to the Company in an exempt transaction made pursuant to Rule 16b-3 under the Exchange Act. The sale price per share of $9.11 was the closing price of a share of Class A common stock on August 8, 2024. The transaction was approved by the Audit Committee of the Board and was made pursuant to the Company’s stock buyback authorization.
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
Other Related Party Transactions
Cantor Referral Fee
On October 30, 2024, the Audit Committee approved the receipt of a referral fee of $1,500,000 paid to the Company by an affiliate of Cantor in connection with the introduction by certain of the Company’s brokers of a Cantor client to a Cantor affiliate. Additionally, the Audit Committee approved attributing the entire referral fee to the individual brokers in the form of an award of the Company’s RSUs.
MARKET SUMMARY
The following table provides certain volume and transaction count information for the quarterly periods indicated:

	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Notional Volume (in billions)
Total Fully Electronic volume[1]	$16,474	$14,494	$15,926	$14,157	$14,051
Total Hybrid volume	69,426	70,400	65,806	78,272	67,965
Total Fully Electronic and Hybrid volume	$85,900	$84,894	$81,732	$92,429	$82,016
Transaction Count (in thousands, except for days)
Total Fully Electronic transactions[1]	4,955	4,381	4,639	4,316	4,385
Total Hybrid transactions	1,518	1,573	1,620	1,473	1,401
Total Fully Electronic and Hybrid transactions	6,473	5,954	6,259	5,789	5,786
Trading days	63	63	63	63	63
_____________________________________
1Includes Fenics Integrated.
Note:     Certain information may have been recast with current estimates to reflect changes in reporting methodology. Such revisions have no impact on the Company’s revenues or earnings.
Fully Electronic volume, including new products, was $16.5 trillion for the three months ended September 30, 2024, compared to $14.1 trillion for the three months ended September 30, 2023. Our Hybrid volume for the three months ended September 30, 2024 was $69.4 trillion, compared to $68.0 trillion for the three months ended September 30, 2023.
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

CAPITAL DEPLOYMENT PRIORITIES, DIVIDEND POLICY AND REPURCHASE PROGRAM
BGC’s current capital allocation priorities are to use our liquidity to return capital to stockholders and to continue investing in the growth of our business. We have repurchased 29.8 million shares during the nine months ended September 30, 2024.
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
BGC Class A common stock. Each share of BGC Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. As of September 30, 2024, there were 418.9 million shares of BGC Class A common stock issued and 375.4 million shares outstanding. On June 21, 2017, Cantor pledged 10.0 million shares of BGC Class A common stock in connection with a partner loan program. On November 23, 2018, those shares of BGC Class A common stock were converted into 10.0 million shares of BGC Class B common stock and remain pledged in connection with the partner loan program, as amended and restated effective as of October 5, 2023 with such modifications thereto as necessary to reflect the Corporate Conversion.
From time to time, we may actively continue to repurchase shares of our Class A common stock including from Cantor, Newmark, our executive officers, other employees, partners and others.
BGC Class B common stock. Each share of BGC Class B common stock is generally entitled to the same rights as a share of BGC Class A common stock, except that on matters submitted to a vote of our stockholders, each share of BGC Class B common stock is entitled to 10 votes. The BGC Class B common stock generally votes together with the BGC Class A common stock on all matters submitted to a vote of our stockholders. As of September 30, 2024, Cantor and CFGM held an aggregate of 96.3 million shares of BGC Class B common stock, representing 88.0% of the outstanding shares of BGC Class B common stock and approximately 65.5% of our total voting power. As of September 30, 2024, Mr. Lutnick and individuals related to Mr. Lutnick owned 13.1 million shares of our outstanding Class B common stock, representing 12.0% of the outstanding shares of BGC Class B common stock and approximately 8.9% of our total voting power. Together, Cantor, CFGM, Mr. Lutnick and individuals related to Mr. Lutnick owned 100% of the outstanding shares of BGC Class B common stock and approximately 74.4% of our total voting power.
Shares of BGC Class B common stock are convertible into shares of BGC Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor, CFGM, Mr. Lutnick and individuals related to Mr. Lutnick converted all of their BGC Class B common stock into BGC Class A common stock on September 30, 2024, Cantor would have held 19.2% of the voting power of our outstanding capital stock, CFGM would have held 0.6% of the voting power, Mr. Lutnick and individuals related to Mr. Lutnick would have held 6.6% of the voting power, and the public stockholders would have held 73.6% of the voting power of our outstanding capital stock (and Cantor and CFGM’s indirect economic interests in BGC U.S. and BGC Global would remain unchanged).

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
Classes of Founding/Working Partner Interests and Limited Partnership Units Prior to the Corporate Conversion
Prior to the Corporate Conversion, our executives and front-office employees held partnership stakes in us and our subsidiaries and generally received their equity compensation through LPUs. Upon the closing of the Corporate Conversion, the BGC Holdings Limited Partnership Agreement was terminated, and the former stockholders of BGC Partners and former limited partners of BGC Holdings now participate in the economics of the BGC businesses through BGC Group. Following the Corporate Conversion, the equity portion of our compensation structure is no longer based upon the issuance of partnership units but instead based upon the use of equity awards, such as RSUs, issued under the BGC Group Equity Plan in order to incentivize and retain our employees, executive officers, and directors.
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

Structure of BGC Group, Inc. as of September 30, 2024
The following diagram illustrates our organizational structure as of September 30, 2024. The diagram does not reflect the various subsidiaries of BGC Partners, BGC U.S. OpCo, BGC Global OpCo, or Cantor, or the noncontrolling interests in our consolidated subsidiaries. The diagram also does not reflect certain ownership of BGC Group as follows: (a) for purposes of economic percentages, 12.1 million shares of BGC Group Class A restricted common stock as these are not entitled to receive any dividends (however, these shares of BGC Group Class restricted common stock are included for voting power of BGC Group); (b) 7.0 million assumed RSUs; (c) 29.6 million RSUs converted from former partners’ units in BGC Holdings; (d) 34.2 million RSUs issued in relation to employee compensation; (e) 4.6 million contingent shares to be issued to terminated employees per their respective separation agreements; and (f) 0.4 million contingent shares to be issued in exchange for acquisition units.
1 For the purposes of this diagram, Cantor includes Cantor Fitzgerald, L.P. and CFGM. Cantor Fitzgerald, L.P. owns 19.7% of the economics and 63.5% of the voting power in BGC Group. CFGM owns 0.6% of the economics and 2.0% of the voting power in BGC Group.
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
The diagram reflects the following activity of BGC Class A common stock and BGC Class B common stock from December 31, 2023 through September 30, 2024 as: (a) the restrictions released on 15.0 million shares of BGC Class A common stock; (b) 29.8 million shares of BGC Class A common stock repurchased by us; (c) 8.2 million shares of BGC Class A common stock issued for vested RSUs; (d) 0.5 million shares of BGC Class A common stock issued for contingent shares issued in exchange for acquisition units; (e) 1.3 million shares of BGC Class A common stock issued for contingent shares issued in exchange for former partners’ units in BGC Holdings; (f) 1.5 million shares of BGC Class A restricted common stock forfeited by former partners and employees; and (g) 6.1 million shares of BGC Class A common stock issued for compensation. 0.5 million shares of Class A common stock were issued by us under our acquisition shelf 2019 Form S-4 Registration Statement (Registration No. 333-233761) between December 31, 2023 and September 30, 2024; 17.2 million of such shares remain available for issuance by us under such Registration Statement. Also, an immaterial number of shares of Class A common stock were issued by us under our DRIP Registration Statement (Registration No. 333-173109) between December 31, 2023 and September 30, 2024; 9.2 million of such shares remain available for issuance by us under the DRIP Registration Statement.

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

We also had Financial instruments owned, at fair value, of $211.0 million as of September 30, 2024. These include investments in equity securities, which are publicly-traded. Investments in equity securities carry a degree of risk, as there can be no assurance that the equity securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of equity securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in equity securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in equity securities. See Note 11—“Derivatives” and Note 12—“Fair Value of Financial Assets and Liabilities” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these investments and related hedging activities.
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
The majority of the Company’s foreign currency exposure is related to the U.S. dollar versus the pound sterling and the euro. For the financial assets and liabilities denominated in the pound sterling and euro, including foreign currency hedge positions related to these currencies, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar, holding all other assumptions constant. The analysis used the stress-tested scenario as the U.S. dollar strengthening against both the euro and against the pound sterling. If as of September 30, 2024, the U.S. dollar had strengthened against both the euro and the pound sterling by 10%, the currency movements would have had an aggregate negative impact on our net income of approximately $10.4 million.

Interest Rate Risk
BGC had $1,449.5 million in fixed-rate debt outstanding as of September 30, 2024. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. As of September 30, 2024, BGC did not have any borrowings outstanding under its Revolving Credit Agreement. The Revolving Credit Agreement interest rate on borrowings is based on SOFR or a defined base rate plus additional margin. As of September 30, 2024, BGC did not have any borrowings outstanding under its BGC Credit Agreement. Borrowings under the BGC Credit Agreement bear interest at a rate equal to 25 basis points less than the applicable borrower’s borrowing rate under its revolving credit agreement with third party banks, or if FICC-GSD Margin Loans, at a rate equal to the overnight interest rate actually earned by the borrower or its affiliates on borrowings under the applicable FICC-GSD Margin Loan that are posted to clearinghouses or kept available for posting at clearinghouses. To assess exposure to interest rate risk, we evaluated the effect of a 1% increase in interest rates, holding all other assumptions constant. The analysis indicated that there would be no impact to our consolidated net earnings for the three months ended September 30, 2024, and for the nine months ended September 30, 2024, our consolidated net earnings would have declined by $1.2 million if interest rates increased by an additional 1%.
BGC had $1,149.5 million in fixed-rate debt outstanding as of October 31, 2024. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. As of October 31, 2024, BGC had $200.0 million of borrowings outstanding under its Revolving Credit Agreement. The Revolving Credit Agreement interest rate on borrowings is based on SOFR or a defined base rate plus additional margin. As of October 31, 2024, BGC did not have any borrowings outstanding under its BGC Credit Agreement. Borrowings under the BGC Credit Agreement bear interest at a rate equal to 25 basis points less than the applicable borrower’s borrowing rate under its revolving credit agreement with third party banks, or if FICC-GSD Margin Loans, at a rate equal to the overnight interest rate actually earned by the borrower or its affiliates on borrowings under the applicable FICC-GSD Margin Loan that are posted to clearinghouses or kept available for posting at clearinghouses. To assess exposure to interest rate risk, we evaluated the effect of a 1% increase in interest rates, holding all other assumptions constant. The analysis indicated that our consolidated net earnings would have declined by $0.2 million for the month ended October 31, 2024, and $1.3 million for the year to date ending October 31, 2024, respectively, if interest rates increased by an additional 1%.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman of the Board and Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman of the Board and Chief Executive Officer and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the Company disclosure controls and procedures as of September 30, 2024. Based on that evaluation, the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control over Financial Reporting
During the three and nine months ended September 30, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our Board of Directors and our Audit Committee have authorized repurchases of our Class A common stock and redemptions of equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, and others, including Cantor employees and partners. On July 1, 2023, the BGC Group Board and Audit Committee approved BGC Group’s repurchase authorization in an amount up to $400.0 million. As of September 30, 2024 we had approximately $121.2 million remaining under this authorization and may continue to actively make repurchases or purchases, or cease to make such repurchases or purchases, from time to time. On October 30, 2024, the BGC Group Board and Audit Committee re-approved BGC Group’s share repurchase authorization in an amount up to $400.0 million.
The table below sets forth certain information regarding BGC’s repurchases of its common stock during the fiscal quarter ended September 30, 2024 (in thousands, except for price paid per share):

Period	Total Number of Shares Repurchased[1]	Weighted- Average Price Paid per Share	Total Number of Shares Repurchased Under Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Program[2]
July 1, 2024—July 31, 2024	2,040	8.59	1,161
August 1, 2024—August 31, 2024	4,807	9.12	4,806
September 1, 2024—September 30, 2024	1,046	9.65	1,046
Total Repurchases	7,893	$9.05	7,013	$121,173
1    Includes an aggregate of 0.9 million shares withheld to satisfy tax liabilities due upon the vesting of restricted stock. The fair value of restricted shares vested but withheld to satisfy tax liabilities was $7.5 million at a weighted-average price of $8.48 per share. The average price paid per share for such share withholdings is based on the closing price per share on the vesting date of the restricted stock or, if such date is not a trading day, the trading day immediately prior to such vesting date.
2    Represents amount available under a repurchase program authorized by the Board and Audit Committee on July 1, 2023 up to an amount of $400.0 million for which there is no expiration date.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
10b5-1 Trading Arrangements
During the quarter ended September 30, 2024, none of the Company’s directors or executive officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

101
The following materials from BGC Group’s Quarterly Report on Form 10-Q for the period ended September 30, 2024 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited Condensed Consolidated Statements of Financial Condition, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, (v) the unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the unaudited Condensed Consolidated Financial Statements. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 to be signed on its behalf by the undersigned thereunto duly authorized.

BGC Group, Inc.

/ S / HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman of the Board and Chief Executive Officer

/ S / JASON W. HAUF
Name:	Jason W. Hauf
Title:	Chief Financial Officer
Date: November 8, 2024
[Signature page to the Quarterly Report on Form 10-Q for the period ended September 30, 2024 dated November 8, 2024.]